Form 10-Q
period 2000-03-31
EXELIXIS INC
filed 2000-05-15
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-30235

EXELIXIS, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	04-3257395
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

260 Littlefield Avenue
South San Francisco, California    94080
(Address of Principal Executive Offices, including Zip Code)

(650) 825-2200
(Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

As of April 30, 2000 there were 42,765,662 shares of the Registrant's Common Stock outstanding.

EXELIXIS, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Condensed Balance Sheets March 31, 2000 and December 31, 1999	**

Condensed Statements of Operations Three months ended March 31, 2000 and 1999	**

Condensed Statements of Cash Flows Three months ended March 31, 2000 and 1999	**

Notes to Condensed Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information - Risk Factors	**

Item 6. Exhibits and Reports on Form 8-K	**

SIGNATURE	**

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXELIXIS, INC.
CONDENSED BALANCE SHEETS
(in thousands)

                                                      MARCH  31,   DECEMBER 31,
                                                         2000         1999(1)
                                                    ------------  ------------
                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents..................           $12,001        $5,400
  Short-term investments.....................             1,501         1,504
  Other receivables..........................               559           185
  Other current assets.......................             1,674           943
                                                    ------------  ------------
    Total current assets.....................            15,735         8,032
Property and equipment, net..................            12,314         9,498
Related party receivables....................               594           619
Other assets.................................               753           752
                                                    ------------  ------------
    Total assets.............................           $29,396       $18,901
                                                    ============  ============
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses......            $4,699        $3,648
  Current portion of capital lease
   obligations...............................               702           735
  Current portion of notes payable...........             1,604         1,554
  Deferred revenue...........................             7,496         2,767
                                                    ------------  ------------
    Total current liabilities................            14,501         8,704
Capital lease obligations....................                68           229
Notes payable................................             2,904         3,299
Convertible promissory note..................             7,500         7,500
Other long-term liability....................               104           104
Deferred revenue.............................            10,644         1,890
                                                    ------------  ------------
    Total liabilities........................            35,721        21,726

Mandatorily redeemable convertible
  preferred stock............................            46,780        46,780
                                                    ------------  ------------
Stockholders' deficit:
  Common stock...............................                11             6
  Additional paid-in-capital.................            30,212        19,523
  Notes receivable from stockholders.........            (2,170)         (240)
  Deferred stock compensation................           (19,144)      (14,167)
  Accumulated deficit........................           (62,014)      (54,727)
                                                    ------------  ------------
    Total stockholders' deficit..............           (53,105)      (49,605)
                                                    ------------  ------------
    Total liabilities, mandatorily
     redeemable convertible preferred
     stock and stockholders' deficit.........           $29,396       $18,901
                                                    ============  ============

(1) The balance sheet at December 31, 1999 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

EXELIXIS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                               ---------------------
                                                   2000       1999
                                               ---------- ----------
Revenues:
  License......................................     $931       $135
  Contract.....................................    5,020      1,063
                                               ---------- ----------
    Total revenues.............................    5,951      1,198
                                               ---------- ----------

Operating expenses:
  Research and development (including stock
   compensation expense of $2,003 and $248
   in 2000 and 1999, respectively).............    8,933      3,312
  General and administrative (including stock
   compensation expense of $1,259 and $74
   in 2000 and 1999, respectively).............    4,295      1,435
                                               ---------- ----------
    Total operating expenses...................   13,228      4,747
                                               ---------- ----------
Loss from operations...........................   (7,277)    (3,549)
Interest income................................      148         96
Interest expense...............................     (158)      (119)
                                               ---------- ----------
Net loss.......................................  ($7,287)   ($3,572)
                                               ========== ==========
Net loss per share, basic and
  diluted......................................   ($1.23)    ($1.28)
Shares used in computing net loss
  per share, basic and diluted.................    5,905      2,788

The accompanying notes are an integral part of these condensed financial statements.

EXELIXIS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     ------------------------
                                                         2000          1999
                                                     -----------  -----------
Cash flows from operating activities:
  Net loss.......................................       ($7,287)     ($3,572)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization................           785          432
    Amortization of deferred stock compensation..         3,262          322
  Changes in assets and liabilities:
    Other receivables............................          (374)         100
    Other current assets.........................          (731)         147
    Other assets.................................            (1)         (51)
    Related party receivables....................            25         (150)
    Accounts payable and accrued expenses........         1,051          196
    Deferred revenue.............................        13,483        3,615
                                                     -----------  -----------
      Net cash provided by operating activities..        10,213        1,039
                                                     -----------  -----------
Cash flows used in investing activities:
  Purchases of property and equipment............        (3,601)        (518)
  Maturities (purchases) of short-term
   investments, net..............................             3       (4,909)
                                                     -----------  -----------
      Net cash used in investing activities......        (3,598)      (5,427)
                                                     -----------  -----------
Cash flows from financing activities:
  Proceeds from sale of mandatorily redeemable
   convertible preferred stock...................            --        8,501
  Proceeds from exercise of stock options
   and warrants..................................           525           --
  Principal payments on capital lease
   obligations...................................          (194)        (248)
  Proceeds from issuance of notes payable........            --        7,944
  Principal payments on note payable.............          (345)        (142)
                                                     -----------  -----------
      Net cash provided by (used in)
       financing activities......................           (14)      16,055
                                                     -----------  -----------
Net increase in cash and cash equivalents........         6,601       11,667
Cash and cash equivalents, at beginning
 of period.......................................         5,400        2,058
                                                     -----------  -----------
Cash and cash equivalents, at end of period......       $12,001      $13,725
                                                     ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

EXELIXIS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2000
(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Exelixis, Inc. ("Exelixis" or the "Company"), formerly Exelixis Pharmaceuticals, Inc., is a model system genetics and comparative genomics company that uses model systems to identify critical genes in disease pathways and to determine functional relationships of genes and functionality of potential targets for the pharmaceutical and agriculture industries. The Company operates in one business segment in the United States and exited the development stage during the year ended December 31, 1998.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Registration Statement on Form S-1, as amended (No. 333-96335) which was declared effective by the Securities and Exchange Commission on April 10, 2000.

Net Loss per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98. Basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common stock consists of common stock subject to repurchase, incremental common shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of the preferred stock and note payable.

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be anti- dilutive for the periods indicated:

                                                   Three Months Ended
                                                        March 31,
                                                 -----------------------
                                                    2000        1999
                                                 ----------- -----------
   Preferred stock...........................    22,877,656  21,797,484
   Options to purchase common stock..........     2,486,175   2,775,039
   Common stock subject to repurchase........     3,176,856   1,249,672
   Conversion of note payable................     1,875,000     937,500
   Warrants..................................       629,689     526,337
                                                 ----------- -----------
                                                 31,045,376  27,286,032
                                                 =========== ===========

Comprehensive Income

The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet. For all periods presented, there were no material differences between comprehensive loss and net loss.

Reclassification

Certain prior year amounts have been reclassified to conform to the current period's presentation.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. To date, the Company has not engaged in derivative or hedging activities.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB 25," which is effective July 1, 2000. The Company does not expect FIN 44 to have any material impact on its financial statements.

Note 2. Initial Public Offering

On April 14, 2000, the Company completed an initial public offering in which it sold 9,100,000 shares of common stock at $13.00 per share for net proceeds of approximately $108.6 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all the Company's mandatorily redeemable convertible preferred stock converted into 22,877,656 shares of common stock. After the offering, the Company's authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. On May 1, 2000, the underwriters exercised an over-allotment option to purchase an additional 1,365,000 shares resulting in net proceeds of approximately $16.5 million.

Note 3. Deferred Stock-Based Compensation

Deferred stock compensation for options granted to employees is the difference between the deemed value for financial reporting purposes of the Company's common stock on the date such options were granted and their exercise price. Deferred stock compensation for options granted to consultants has been determined in accordance with SFAS No. 123 and is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force No. 96-18.

As of March 31, 2000, the Company has recorded a cumulative $26.6 million of deferred stock compensation related to stock options granted to consultants and employees. Stock compensation expense is being recognized in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, generally four years. The Company recognized stock compensation expense of $3.3 million and $0.3 million for the three months ended March 31, 2000 and 1999, respectively.

Note 4. Commitments

On March 29, 2000, the Company entered into an amendment to an existing lease agreement to additionally lease a second building consisting of approximately 49,000 square feet of research and development and general office space in South San Francisco, California. Future noncancelable lease payments under this amended agreement for the second building total approximately $32 million. Payments are expected to begin in the second quarter of 2001 and will continue through the remaining term of the lease.

In connection with the amended agreement, the Company issued warrants to purchase 78,750 shares of common stock at an exercise price of $13.00. The Company determined the fair value of these warrants using the Black -Scholes option pricing model with the following assumptions: expected life of five years; a weighted average risk-free rate of 6.38%; expected dividend yield of zero; volatility of 70% and a deemed value of the common stock of $11.00 per share. The fair value of the warrants of $518,000 will be capitalized and amortized as expense over the term of the lease.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 1999 audited financial statements and notes thereto included in our Registration Statement on Form S-1, as amended (No. 333-96335) and Form 8-K filed April 24, 2000. Operating results are not necessarily indicative of results that may occur in future periods.

The following discussion contains forward-looking statements that are based upon current expectations. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" as well as those discussed elsewhere in this document and those discussed in our Registration Statement on Form S-1, as amended (No. 333-96335).

Overview

Exelixis was founded in November 1994 and began operations in January 1995. Since that time, we have made significant investments in developing our capabilities in comparative genomics and model system genetics. Our proprietary technologies provide a rapid, efficient and cost-effective way to move beyond DNA sequence data to understand the function of genes and the proteins that they encode. We believe that our technologies are commercially applicable to all industries whose products can be enhanced by an understanding of DNA or proteins. To date, we have recognized revenues from research collaborations with large pharmaceutical and agrochemical companies. Our current collaborations are with Bayer, Pharmacia (formerly Pharmacia & Upjohn) and Bristol-Myers Squibb.

Our sources of potential revenue for the next several years are likely to include upfront license and other fees, funded research payments under existing and possible future collaborative arrangements, milestone payments and royalties from our collaborators based on revenues received from any products commercialized under those agreements.

We have a history of operating losses resulting principally from costs associated with research and development activities, investment in core technologies and general and administrative functions. As a result of planned expenditures for future research and development activities, we expect to incur additional operating losses for the forseeable future.

License, research commitment and other non-refundable payments received in connection with research collaboration agreements are deferred and recognized on a straight-line basis over the relevant periods specified in the agreements, generally the research term. We recognize contract research revenues as services are performed in accordance with the terms of the agreements. Any amounts received in advance of performance are recorded as deferred revenue.

Results of Operations

Three Months Ended March 31, 2000 and 1999

Total Revenues

Total revenues were $6.0 million for the three months ended March 31, 2000, compared to $1.2 million in the first quarter of 1999. The increase was due primarily to additional license and contract revenues earned from the existing collaborations with Bayer, Pharmacia and Bristol-Myers Squibb.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies and depreciation of facilities and laboratory equipment. Research and development expenses were $8.9 million for the three months ended March 31, 2000, compared to $3.3 million in the first quarter of 1999. The increase was due primarily to increased staffing and other personnel-related costs, including non-cash stock compensation expense, incurred to support new collaborative arrangements and our internal self-funded research efforts. We expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollar amounts in the future.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs to support our activities, facility costs and professional expenses, such as legal fees. General and administrative expenses were $4.3 million for the three months ended March 31, 2000, compared to $1.4 million in the first quarter of 1999. The increase in general and administrative expenses in the three months ended March 31, 2000 compared to the first quarter of 1999 related primarily to increased recruiting expenses, non-cash stock compensation expense and rent for facilities and lease expenses for equipment. We expect that our general and administrative expenses will increase in absolute dollar amounts in the future as we expand our administrative staff and add infrastructure to support our growing research and development efforts and incur additional costs related to being a public company, including directors' and officers' insurance, investor relations programs and increased professional fees.

Stock Compensation Expense

Deferred stock compensation expense for options granted to employees is the difference between the deemed value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. Deferred stock compensation for options granted to consultants has been determined in accordance with the Statement of Financial Accounting Standards No. 123 and is periodically remeasured as the underlying options vest in accodance with Emerging Issues Task Force No. 96-18.

In connection with the grant of stock options to employees and consultants, we recorded deferred stock compensation of approximately $8.2 million for the three months ended March 31, 2000, compared to $0.4 million in the first quarter of 1999. These amounts were recorded as a component of stockholders' deficit and are being amortized as charges to operations over the vesting periods of the options. We recorded stock compensation expense of approximately $3.3 million for the three months ended March 31, 2000, compared to $0.3 million in the first quarter of 1999.

Interest Income (Expense), Net

Interest income represents income earned on our cash, cash equivalents and short-term investments. Net interest expense was $10,000 in the three months ended March 31, 2000, and $23,000 in the first quarter of 1999, and consisted of interest expense incurred on notes payable and capital lease obligations, substantially offset by income earned on cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements of preferred stock, loans, equipment lease financings and other loan facilities and payments from collaborators. As of March 31, 2000, we had approximately $13.5 million in cash, cash equivalents and short-term investments.

Our operating activities provided cash of $10.2 million for the three months ended March 31, 2000, compared to $1.0 million for the three months ended March 31, 1999. Cash provided by operating activities related primarily to an increase in deferred revenue from collaborators, substantially offset by the funding of net operating losses.

Our investing activities used cash of $3.6 million for the three months ended March 31, 2000, compared to $5.4 million for the first quarter of 1999. Investing activities consist primarily of purchases of property, equipment and short-term investments. Cash used in investing activities decreased year-over-year primarily due to increased capital expenditures fully offset by a decrease in purchases of short-term investments, net. We expect to continue to make significant investments in research and development and our administrative infrastructure, including the purchase of property and equipment to support our expanding operations.

Our financing activities used cash of $15,000 for the three months ended March 31, 2000, and provided cash of $16.1 million for the first quarter of 1999. The 1999 activity consisted primarily of proceeds from sales of preferred stock and proceeds from the issuance of notes payable. The 2000 activity consisted primarily of proceeds from exercise of stock options and warrants offset by payments on notes payable and capital lease obligations.

We believe that our current cash and cash equivalents, short- term investments and funding to be received from collaborators, together with the proceeds from our initial public offering in April 2000, will be sufficient to satisfy our anticipated cash needs for at least the next two years. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in U.S. interest rates. This exposure is directly related to our normal operating activities. Our cash, cash equivalents and short-term investments are invested with high quality issuers and are generally of a short-term nature. Interest rates payable on our notes and lease obligations are generally fixed. As a result, we do not believe that near-term changes in interest rates will have a material effect on our future results of operations.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

  Not applicable

  Not applicable

  During the quarter ended March 31, 2000, we granted options to purchase 1,450,895 shares of common stock to employees and consultants under our 1997 Equity Incentive Plan.

  During the quarter ended March 31, 2000, employees and consultants exercised options for 4,584,992 shares of common stock. Also during the period, we issued 21,696 shares of common stock pursuant to the exercise of warrants held by investors.

  The issuance of the above restricted securities were deemed to be exempt from registration under the Securities Act of 1933, as amended ("the Act") in reliance upon Section 4(2) of the Act or Rule 701 promulgated under Section 3(b) of the Act.

  On April 14, 2000, we completed our initial public offering of 9,100,000 shares of our common stock at an initial public offering price of $13.00 per share for aggregate proceeds of approximately $118.3 million. The managing underwriters in the offering were Goldman, Sachs & Co., Credit Suisse First Boston and SG Cowen. The shares of the common stock sold in the offering were registered under the Act in a Registration Statement on Form S-1, as amended (No. 333-96335). The Securities and Exchange Commission declared the Registration Statement effective on April 10, 2000.

We paid a total of approximately $8.3 million in underwriting discounts and commissions and expect other costs and expenses, other than underwriting discounts and commissions, will total approximately $1.4 million in connection with the offering. After deducting the underwriting discounts and commissions and the offering costs and expenses, our estimated net proceeds from the offering were approximately $108.6 million. Furthermore, on May 1, 2000, the underwriters exercised their over-allotment option for an additional 1,365,000 shares of common stock, resulting in additional net proceeds to us of approximately $16.5 million.

We intend to use the net proceeds for research and development activities, working capital and other general corporate purposes and capital expenditures. We are currently assessing the specific uses and allocations for these funds. The net proceeds were invested in short-term marketable securities at April 30, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

  By action taken by written consent effective January 31, 2000, our stockholders of record on December 31, 1999 approved an increase in the number of shares available for issuance under our 1997 Equity Incentive Plan by 2,000,000 shares to an aggregate of 11,142,000 shares. As of the record date for taking such action, we had outstanding 38,848,739 shares of our common stock, calculated on an as-if-converted to common stock basis but prior to giving effect to our subsequent 4-for-3 reverse stock split of our common stock. We did not receive written consents from each stockholder. We received 22,620,378 votes (a 58% majority) approving the increase in the number of shares available for issuance under our 1997 Equity Incentive Plan.

  By action taken by written consent effective January 31, 2000, our stockholders of record on December 31, 1999 also approved an amendment to our Restated Certificate of Incorporation to change our name from "Exelixis Pharmaceuticals, Inc." to "Exelixis, Inc." As of the record date for taking such action, we had outstanding (i) 8,345,168 shares of our common stock, prior to giving effect to our subsequent 4-for-3 reverse stock split of our common stock, (ii) 5,328,571 shares of our series A preferred stock, (iii) 12,300,000 shares of our series B preferred stock, (iv) 7,875,000 shares of our series C preferred stock and (v) 5,000,000 shares of our series D preferred stock. We did not receive written consents from each stockholder. We received the following votes approving the amendment to our Restated Certificate of Incorporation to change our name from "Exelixis Pharmaceuticals, Inc." to "Exelixis, Inc.":

Common Stock	8,240,593	(99% majority)
Series A Preferred	4,471,418	(84% supramajority)
Series B Preferred	12,075,000	(98% supramajority)
Series C Preferred	7,468,658	(95% supramajority)
Series D Preferred	5,000,000	(100% supramajority)

  In February 2000, we submitted an information statement to our stockholders of record on January 31, 2000 in connection with our initial public offering asking them to approve certain matters. By action taken by written consent effective as of March 15, 2000, our stockholders approved each of these matters, as set forth below. As of the record date for taking such actions, we had outstanding 41,136,392 shares of our common stock, calculated on an as-if-converted to common stock basis but prior to giving effect to our subsequent 4-for-3 reverse stock split of our common stock. We did not receive written consents from each stockholder. Set forth below are each of the matters voted upon and the results of the voting from the stockholders that returned written consents to us:

  Approval of the Certificate of Amendment to the Restated Certificate of Incorporation to effect the 4-for-3 reverse stock split:

Approve:	37,540,502
Disapprove:	104,608

  Approval of the Amendment and Restatement of our Restated Certificate of Incorporation to be effective following our initial public offering:

Approve:	37,550,450
Disapprove:	101,983

  Approval of the Amendment and Restatement of our Bylaws:

Approve:	37,550,450
Disapprove:	101,983

  Approval of the form of Indemnity Agreement to be entered into with our directors and executive officers:

Approve:	37,640,933
Disapprove:	10,000

  Approval of adoption of our 2000 Non-Employee Directors' Stock Option Plan:

Approve:	37,538,950
Disapprove:	111,983

  Approval of adoption of our 2000 Employee Stock Purchase Plan:

Approve:	37,650,933
Disapprove:	0

  Approval of adoption of our 2000 Equity Incentive Plan:

Approve:	7,538,950
Disapprove:	111,983

Item 5. Other Information - Risk Factors

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses each year since our inception, including a net loss of approximately $7.3 million for the quarter ended March 31, 2000. As of that date, we had an accumulated deficit of approximately $62.0 million. We expect these losses to continue and anticipate negative cash flow for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain or increase profitability.

We will need additional capital in the future, which may not be available to us.

Our future capital requirements will be substantial, and will depend on many factors including:

  payments received under collaborative agreements;

  the progress and scope of our collaborative and independent research and development projects;

  our need to develop manufacturing and marketing capabilities to commercialize products; and

  the filing, prosecution and enforcement of patent claims.

We anticipate that our current cash and cash equivalents, short-term investments and funding to be received from collaborators, together with the proceeds from our initial public offering in April 2000 and interest earned thereon, will enable us to maintain our currently planned operations for at least the next two years. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect. We may be unable to raise sufficient additional capital when we need it, on favorable terms, or at all. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that would restrict our ability to incur further indebtedness. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

Difficulties we may encounter managing our growth may divert resources and limit our ability to successfully expand our operations.

We have experienced a period of rapid and substantial growth that has placed, and our anticipated growth in the future will continue to place, a strain on our administrative and operational infrastructure. As our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

We are dependent on our collaborations with major companies. If we are unable to achieve milestones or develop products or are unable to renew or enter into new collaborations, our revenues may decrease and our activities may fail to lead to commercialized products.

Substantially all of our revenues to date have been derived from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties derived from future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. In addition, some of our collaborations are exclusive and preclude us from entering into additional collaborative arrangements with other parties in the area or field of exclusivity.

We currently have collaborative research agreements with Bayer, Pharmacia (formerly Pharmacia and Upjohn) and Bristol-Myers Squibb. Our current collaborative agreement with Bayer is scheduled to expire in 2008, after which it will automatically be extended for one-year terms unless terminated by either party upon 12-month written notice. Our agreement permits Bayer to terminate our collaborative activities prior to 2008 upon the occurrence of specified conditions, such as the failure to agree on key strategic issues after a period of years or the acquisition of Exelixis by certain specified third parties. Similarly, our collaborative agreement with Pharmacia allows either party to terminate our research collaboration at the conclusion of its third year in 2002, at the conclusion of its fifth year in 2004, or any subsequent year. The Pharmacia agreement may also be terminated in the event of a conflict over material third-party intellectual property rights. Our collaborative agreement with Bristol-Myers Squibb expires in September 2002, unless terminated earlier by Bristol-Myers Squibb in the event that we fail to deliver specified gene targets prior to the first anniversary of our agreement. In addition, both our agreements with Bayer and Pharmacia are subject to termination at an earlier date if certain specified individuals are no longer employed by us and we are unable to find replacements acceptable to Bayer or Pharmacia, as the case may be. In the case of Pharmacia, the right is triggered if either of two specified individuals directly involved in the research program cease to be employed by us. In the case of Bayer, the right is triggered if two or more of our Chief Executive Officer, Chief Scientific Officer, Agricultural Biotechnology Program Leader and Chief Information Officer cease to have a relationship with us within six months of each other.

If these existing agreements are not renewed or if we are unable to enter into new collaborative agreements on commercially acceptable terms, our revenues and product development efforts may be adversely affected.

Conflicts with our collaborators could jeopardize the outcome of our collaborative agreements and our ability to commercialize products.

We intend to conduct proprietary research programs in specific disease and agricultural product areas that are not covered by our collaborative agreements. Our pursuit of opportunities in agricultural and pharmaceutical markets could, however, result in conflicts with our collaborators in the event that any of our collaborators takes the position that our internal activities overlap with those areas that are exclusive to our collaborative agreements, and we should be precluded from such internal activities. Moreover, disagreements with our collaborators could develop over rights to our intellectual property. In addition, our collaborative agreements may have provisions that give rise to disputes regarding the rights and obligations of the parties. Any conflict with our collaborators could lead to the termination of our collaborative agreements, delay collaborative activities, reduce our ability to renew agreements or obtain future collaboration agreements or result in litigation or arbitration and would negatively impact our relationship with existing collaborators.

We have limited or no control over the resources that our collaborators may choose to devote to our joint efforts. Our collaborators may breach or terminate their agreements with us or fail to perform their obligations thereunder. Further, our collaborators may elect not to develop products arising out of our collaborative arrangements or may fail to devote sufficient resources to the development, manufacture, market or sale of such products. Certain of our collaborators could also become our competitors in the future. If our collaborators develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain necessary regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the development and commercialization of our products, our product development efforts could be delayed and may fail to lead to commercialized products.

We are deploying unproven technologies, and we may not be able to develop commercially successful products.

You must evaluate us in light of the uncertainties and complexities affecting a biotechnology company. Our technologies are still in the early stages of development. Our research and operations thus far have allowed us to identify a number of product targets for use by our collaborators and our own internal development programs. We are not certain, however, of the commercial value of any of our current or future targets, and we may not be successful in expanding the scope of our research into new fields of pharmaceutical or pesticide research, or other agricultural applications such as enhancing plant traits to produce superior crop yields, disease resistance or increased nutritional content. Significant research and development, financial resources and personnel will be required to capitalize on our technology, develop commercially viable products and obtain regulatory approval for such products.

We have no experience in developing, manufacturing and marketing products and may be unable to commercialize proprietary products.

Initially, we will rely on our collaborators to develop and commercialize products based on our research and development efforts. We have no experience in using the targets that we identify to develop our own proprietary products. In order for us to commercialize products, we would need to significantly enhance our capabilities with respect to product development, and establish manufacturing and marketing capabilities, either directly or through outsourcing or licensing arrangements. We may not be able to enter into such outsourcing or licensing agreements on commercially reasonable terms, or at all.

Since our technologies have many potential applications and we have limited resources, our focus on a particular area may result in our failure to capitalize on more profitable areas.

We have limited financial and managerial resources. This requires us to focus on product candidates in specific industries and forego opportunities with regard to other products and industries. For example, depending on our ability to allocate resources, a decision to concentrate on a particular agricultural program may mean that we will not have resources available to apply the same technology to a pharmaceutical project. While our technologies may permit us to work in both areas, resource commitments may require trade-offs resulting in delays in the development of certain programs or research areas, which may place us at a competitive disadvantage. Our decisions impacting resource allocation may not lead to the development of viable commercial products and may divert resources from more profitable market opportunities.

Our competitors may develop products and technologies that make ours obsolete.

The biotechnology industry is highly fragmented and is characterized by rapid technological change. In particular, the area of gene research is a rapidly evolving field. We face, and will continue to face, intense competition from large biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. Our future success will depend on our ability to maintain a competitive position with respect to technological advances.

Any products that are developed through our technologies will compete in highly competitive markets. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staffs and facilities, more experience in obtaining regulatory approvals, and more extensive product manufacturing and marketing capabilities. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive.

If we are unable to adequately protect our intellectual property, third parties may be able to use our technology, which could adversely affect our ability to compete in the market.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. We will apply for patents covering our technologies and products as and when we deem appropriate. However, these applications may be challenged or may fail to result in issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patents. In addition, our patents may be challenged, invalidated or fail to provide us with any competitive advantages.

We rely on trade secret protection for our confidential and proprietary information. We have taken security measures to protect our proprietary information and trade secrets, but these measures may not provide adequate protection. While we seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants, we cannot assure you that our proprietary information will not be disclosed, or that we can meaningfully protect our trade secrets. In addition, our competitors may independently develop substantially equivalent proprietary information or may otherwise gain access to our trade secrets.

Litigation or third party claims of intellectual property infringement could require us to spend substantial time and money and adversely affect our ability to develop and commercialize products.

Our commercial success depends in part on our ability to avoid infringing patents and proprietary rights of third parties, and not breaching any licenses that we have entered into with regard to our technologies. Other parties have filed, and in the future are likely to file, patent applications covering genes and gene fragments, techniques and methodologies relating to model systems, and products and technologies that we have developed or intend to develop. If patents covering technologies required by our operations are issued to others, we may have to rely on licenses from third parties, which may not be available on commercially reasonable terms, or at all.

Third parties may accuse us of employing their proprietary technology without authorization. In addition, third parties may obtain patents that relate to our technologies and claim that use of such technologies infringes these patents. Regardless of their merit, such claims could require us to incur substantial costs, including the diversion of management and technical personnel, in defending ourselves against any such claims or enforcing our patents. In the event that a successful claim of infringement is brought against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any of these licenses could adversely affect our ability to develop and commercialize products.

The loss of key personnel or the inability to attract and retain additional personnel could impair our ability to expand our operations.

We are highly dependent on the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. We do not currently have sufficient executive management and technical personnel to fully execute our business plan. There is currently a shortage of skilled executives and employees with technical expertise, and this shortage is likely to continue. As a result, competition for skilled personnel is intense and turnover rates are high. Although we believe we will be successful in attracting and retaining qualified personnel, competition for experienced scientists from numerous companies, academic and other research institutions may limit our ability to do so.

Our business operations will require additional expertise in specific industries and areas applicable to products identified and developed through our technologies. These activities will require the addition of new personnel, including management and technical personnel and the development of additional expertise by existing employees. The inability to attract such personnel or to develop this expertise could prevent us from expanding our operations in a timely manner, or at all.

Our collaborations with outside scientists may be subject to restriction and change.

We work with scientific advisors and collaborators at academic and other institutions who assist us in our research and development efforts. These scientists are not our employees and may have other commitments that would limit their availability to us. Although our scientific advisors and collaborators generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services. In addition, although our scientific advisors and collaborators sign agreements not to disclose our confidential information, it is possible that valuable proprietary knowledge may become publicly known through them.

Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize products.

The Food and Drug Administration, or FDA, must approve any drug or biologic product before it can be marketed in the U.S. Any products resulting from our research and development efforts must also be approved by the regulatory agencies of foreign governments before the product can be sold outside the U.S. Before a new drug application or biologics license application can be filed with the FDA, the product candidate must undergo extensive clinical trials, which can take many years and may require substantial expenditures. The regulatory process also requires preclinical testing. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review. The clinical development and regulatory approval process is expensive and time consuming. Any failure to obtain regulatory approval could delay or prevent us from commercializing products.

Our efforts to date have been primarily limited to identifying targets. Significant research and development efforts will be necessary before any products resulting from such targets can be commercialized. If regulatory approval is granted to any of our products, this approval may impose limitations on the uses for which a product may be marketed. Further, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review, and discovery of previously unknown problems with a product or manufacturer may result in restrictions and sanctions with respect to the product, manufacturer and relevant manufacturing facility, including withdrawal of the product from the market.

Social issues may limit the public acceptance of genetically engineered products, which could reduce demand for our products.

Although our technology is not dependent on genetic engineering, genetic engineering plays a prominent role in our approach to product development. For example, research efforts focusing on plant traits may involve either selective breeding or modification of existing genes in the plant under study. Public attitudes may be influenced by claims that genetically engineered products are unsafe for consumption or pose a danger to the environment. Such claims may prevent our genetically engineered products from gaining public acceptance. The commercial success of our future products will depend, in part, on public acceptance of the use of genetically engineered products including drugs and plant and animal products.

The subject of genetically modified organisms has received negative publicity, which has aroused public debate. For example, certain countries in Europe are considering regulations that may ban products or require express labeling of products that contain genetic modifications or are "genetically modified." Adverse publicity has resulted in greater regulation internationally and trade restrictions on imports of genetically altered products. If similar action is taken in the U.S., genetic research and genetically engineered products could be subject to greater domestic regulation, including stricter labeling requirements. To date, our business has not been hampered by these activities. However, such publicity in the future may prevent any products resulting from our research from gaining market acceptance and reduce demand for our products.

Laws and regulations may reduce our ability to sell genetically engineered products that we or our collaborators develop in the future.

We or our collaborators may develop genetically engineered agricultural and animal products. The field testing, production and marketing of genetically engineered products are subject to regulation by federal, state, local and foreign governments. Regulatory agencies administering existing or future regulations or legislation may prevent us from producing and marketing genetically engineered products in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our product development programs and the commercialization of products.

The FDA has released a policy statement stating that it will apply the same regulatory standards to foods developed through genetic engineering as it applies to foods developed through traditional plant breeding. Genetically engineered food products will be subject to premarket review, however, if these products raise safety questions or are deemed to be food additives. Our products may be subject to lengthy FDA reviews and unfavorable FDA determinations if they raise questions regarding safety or our products are deemed to be food additives.

The FDA has also announced that it will not require genetically engineered agricultural products to be labeled as such, provided that these products are as safe and have the same nutritional characteristics as conventionally developed products. The FDA may reconsider or change its policies, and local or state authorities may enact labeling requirements, either of which could have a material adverse effect on our ability or the ability of our collaborators to develop and market products resulting from our efforts.

We use hazardous chemicals and radioactive and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our research and development processes involve the controlled use of hazardous materials, including chemicals, radioactive and biological materials. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our insurance coverage and our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.

In addition, our collaborators may use hazardous materials in connection with our collaborative efforts. To our knowledge, their work is performed in accordance with applicable biosafety regulations. In the event of a lawsuit or investigation, however, we could be held responsible for any injury caused to persons or property by exposure to, or release of, these hazardous materials use by these parties. Further, we may be required to indemnify our collaborators against all damages and other liabilities arising out of our development activities or products produced in connection with these collaborations.

If product liability lawsuits are successfully brought against us, we could face substantial liabilities that exceed our resources.

We may be held liable if any product we or our collaborators develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Although we intend to obtain general liability and product liability insurance, this insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or to otherwise protect ourselves against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our collaborators.

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operation.

Given our location, our facilities are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities could cause significant delays in our programs and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

We expect that our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline, causing investor losses.

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results and stock price to volatility, including:

  recognition of upfront licensing or other fees;

  payments of non-refundable upfront or licensing fees to third parties;

  acceptance of our technologies and platforms;

  the success rate of our discovery efforts leading to milestones and royalties;

  the introduction of new technologies or products by our competitors;

  the timing and willingness of collaborators to commercialize our products;

  our ability to enter into new collaborative relationships;

  the termination or non-renewal of existing collaborations; and

  general and industry-specific economic conditions that may affect our collaborators' research and development expenditures.

A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed in the short term. In addition, we expect operating expenses to increase significantly during the remainder of 2000. Accordingly, if our revenues decline or do not grow as anticipated due to the expiration of existing contracts, our failure to obtain new contracts, our inability to meet milestones or other factors, we may not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. As a result, in some future quarters, our operating results may not meet the expectations of stock market analysts and investors, which could result in a decline in the price of our stock.

Our stock price may be extremely volatile.

Our common stock began to publicly trade on April 11, 2000. We believe the trading price of our common stock will remain highly volatile and may fluctuate substantially due to factors such as the following:

  the announcement of new products or services by us or our competitors;

  quarterly variations in our or our competitors' results of operations;

  failure to achieve operating results projected by securities analysts;

  changes in earnings estimates or recommendations by securities analysts;

  developments in the biotechnology industry; and

  general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

These factors and fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock.

In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert management's attention and resources, which could have a material and adverse effect on our business.

Future sales of our common stock may depress our stock price.

If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity- related securities in the future at a time and price that we deemed appropriate. On October 8, 2000, a significant number of shares of our common stock held by existing shareholders will be freely tradable, subject in some instances to the volume and other limitations of Rule 144. Sales of these shares and other shares of common stock held by existing stockholders could cause the market price of our common stock to decline.

Some of our existing stockholders can exert control over us, and may not make decisions that are in the best interests of all stockholders.

Due to their combined stock holdings, our officers, directors and principal stockholders (stockholders holding more than 5% of our common stock) acting together, may be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of our stockholders. In addition, the interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve.

Item 6. Exhibits and Reports on Form 8-K
  Exhibits

  The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

  Reports on Form 8-K

No reports on Form 8-K were filed by Exelixis during the three months ended March 31, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2000

Exelixis, Inc.

/s/ Glen Y. Sato

Glen Y. Sato
Chief Financial Officer, Vice President of Legal Affairs and Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1+	Amended and Restated Certificate of Incorporation
3.2+	Amended and Restated Bylaws
4.1+	Specimen Common Stock Certificate
4.2	Warrant, dated April 1, 2000, to Purchase 70,875 shares of common stock in favor of Slough Estates USA, Inc.
4.3	Warrant, dated April 1, 2000, to Purchase 6,300 shares of common stock in favor of Bristow Investments, L.P.
4.4	Warrant, dated April 1, 2000, to Purchase 1,575 shares of common stock in favor of Laurence and Magdalena Shushan Family Trust
10.1	First Amendment to Lease, dated March 29, 2000 between Registrant and Britannia Pointe Grand Limited Partnership
27.1	Financial Data Schedule

+ Filed with Exelixis' Registration Statement on Form S-1, Registration No. 333-96335, declared effective by the Securities and Exchange Commission on April 10, 2000, and incorporated herein by reference.