Form 10-Q
period 2000-06-30
EXELIXIS INC
filed 2000-08-14
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-30235

EXELIXIS, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	04-3257395
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

170 Harbor Way
P.O. Box 511
South San Francisco, California    94083
(Address of Principal Executive Offices, including Zip Code)

(650) 837-7000
(Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

As of July 31, 2000 there were 44,948,329 shares of the Registrant's Common Stock outstanding.

EXELIXIS, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Condensed Balance Sheets June 30, 2000 and December 31, 1999	**

Condensed Statements of Operations Three and six month periods ended June 30, 2000 and 1999	**

Condensed Statements of Cash Flows Six months ended June 30, 2000 and 1999	**

Notes to Condensed Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information - Risk Factors	**

Item 6. Exhibits and Reports on Form 8-K	**

SIGNATURE	**

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXELIXIS, INC.
CONDENSED BALANCE SHEETS
(in thousands)

                                                      JUNE 30,     DECEMBER 31,
                                                         2000         1999(1)
                                                    ------------  ------------
                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents..................           $51,418        $5,400
  Short-term investments.....................            74,621         1,504
  Other receivables..........................               936           185
  Other current assets.......................             1,916           943
                                                    ------------  ------------
    Total current assets.....................           128,891         8,032
Property and equipment, net..................            16,247         9,498
Related party receivables....................               459           619
Other assets.................................             1,290           752
                                                    ------------  ------------
    Total assets.............................          $146,887       $18,901
                                                    ============  ============
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses......            $6,633        $3,648
  Current portion of capital lease
   obligations...............................               554           735
  Current portion of notes payable...........             1,624         1,554
  Deferred revenue...........................             4,979         2,767
                                                    ------------  ------------
    Total current liabilities................            13,790         8,704
Capital lease obligations....................                24           229
Notes payable................................             2,496         3,299
Convertible promissory note..................             7,500         7,500
Other long-term liability....................               104           104
Deferred revenue.............................             9,841         1,890
                                                    ------------  ------------
    Total liabilities........................            33,755        21,726

Mandatorily redeemable convertible
  preferred stock............................               --         46,780
                                                    ------------  ------------
Stockholders' equity (deficit):
  Common stock...............................                45             6
  Additional paid-in-capital.................           204,249        19,523
  Notes receivable from stockholders.........            (2,184)         (240)
  Deferred stock compensation................           (16,063)      (14,167)
  Accumulated other comprehensive income.....                72           --
  Accumulated deficit........................           (72,987)      (54,727)
                                                    ------------  ------------
    Total stockholders' equity (deficit).....           113,132       (49,605)
                                                    ------------  ------------
    Total liabilities, mandatorily
     redeemable convertible preferred stock
     and stockholders' equity (deficit)......          $146,887       $18,901
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

EXELIXIS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                              JUNE 30,              JUNE 30,
                                       --------------------- ---------------------
                                           2000       1999       2000       1999
                                       ---------- ---------- ---------- ----------
Revenues:
  License..............................     $932       $302     $1,864       $437
  Contract.............................    4,684      2,075      9,703      3,138
                                       ---------- ---------- ---------- ----------
    Total revenues.....................    5,616      2,377     11,567      3,575
                                       ---------- ---------- ---------- ----------

Operating expenses:
  Research and development (1).........   13,365      3,972     22,299      7,284
  General and administrative (2).......    4,921      1,978      9,216      3,412
                                       ---------- ---------- ---------- ----------
    Total operating expenses...........   18,286      5,950     31,515     10,696
                                       ---------- ---------- ---------- ----------
Loss from operations...................  (12,670)    (3,573)   (19,948)    (7,121)
Interest income........................    1,866        209      2,014        305
Interest expense.......................     (168)      (120)      (326)      (239)
                                       ---------- ---------- ---------- ----------
Net loss............................... ($10,972)   ($3,484)  ($18,260)   ($7,055)
                                       ========== ========== ========== ==========
Net loss per share, basic and
  diluted..............................   ($0.32)    ($0.84)    ($0.90)    ($2.04)
Shares used in computing net loss
  per share, basic and diluted.........   34,622      4,132     20,263      3,460

(1) Includes stock compensation expense of $3,998 and $412 in the quarters ended June 30, 2000 and 1999, respectively, and $6,002 and $660 in the six month periods ended June 30, 2000 and 1999, respectively.
(2) Includes stock compensation expense of $1,297 and $108 in the quarters ended June 30, 2000 and 1999, respectively, and $2,556 and $182 in the six month periods ended June 30, 2000 and 1999, respectively.

The accompanying notes are an integral part of these condensed financial statements.

EXELIXIS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                     ------------------------
                                                         2000          1999
                                                     -----------  -----------
Cash flows from operating activities:
  Net loss.......................................      ($18,260)     ($7,055)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization................         1,749          863
    Amortization of deferred stock compensation..         8,558          842
  Changes in assets and liabilities:
    Other receivables............................          (751)        (270)
    Other current assets.........................          (973)         109
    Other assets.................................           (20)        (336)
    Related party receivables....................           160         (119)
    Accounts payable and accrued expenses........         2,800          558
    Deferred revenue.............................        10,163        3,650
                                                     -----------  -----------
      Net cash provided by (used in) operating activi     3,426       (1,758)
                                                     -----------  -----------
Cash flows used in investing activities:
  Purchases of property and equipment............        (8,498)      (1,476)
  Maturities (purchases) of short-term
   investments, net..............................       (73,045)      (3,742)
                                                     -----------  -----------
      Net cash used in investing activities......       (81,543)      (5,218)
                                                     -----------  -----------
Cash flows from financing activities:
  Proceeds from issuance of mandatorily redeemable
   convertible preferred stock, net..............            --        8,642
  Proceeds from initial public offering, net.....       124,709           --
  Proceeds from exercise of stock options
   and warrants..................................           545           43
  Principal payments on capital lease
   obligations...................................          (386)        (481)
  Proceeds from issuance of notes payable........            --        8,201
  Principal payments on note payable.............          (733)        (297)
                                                     -----------  -----------
      Net cash provided by financing activities..       124,135       16,108
                                                     -----------  -----------
Net increase in cash and cash equivalents........        46,018        9,132
Cash and cash equivalents, at beginning
 of period.......................................         5,400        2,058
                                                     -----------  -----------
Cash and cash equivalents, at end of period......       $51,418      $11,190
                                                     ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

EXELIXIS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2000
(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Exelixis, Inc. ("Exelixis" or the "Company"), formerly Exelixis Pharmaceuticals, Inc., is a model system genetics and comparative genomics company that uses model systems to identify critical genes in disease pathways and to determine functional relationships of genes and functionality of potential targets for the pharmaceutical and agriculture industries. The Company operates in one business segment in the United States.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Registration Statement on Form S-1, as amended (No. 333-96335), which was declared effective by the Securities and Exchange Commission on April 10, 2000.

Net Loss per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98. Basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common stock consists of common stock subject to repurchase, incremental common shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of the preferred stock and convertible promissory note.

Comprehensive Income

The only component of other comprehensive income is unrealized gains and losses on available-for-sale securities. For the three and six month periods ended June 30, 2000, total comprehensive loss amounted to $10.9 million and $18.2 million, respectively. For the three and six month periods ended June 30, 1999, there were no differences between comprehensive loss and net loss.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. To date, the Company has not engaged in derivative or hedging activities.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB 25" which is effective July 1, 2000. The Company does not expect FASB Interpretation No. 44 to have any material impact on its financial statements.

Note 2. Initial Public Offering

On April 14, 2000, the Company completed an initial public offering in which it sold 9,100,000 shares of common stock at $13.00 per share for net proceeds of approximately $108.2 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all the Company's mandatorily redeemable convertible preferred stock converted into 22,877,656 shares of common stock. After the offering, the Company's authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. On May 1, 2000, the underwriters exercised an over-allotment option to purchase an additional 1,365,000 shares, resulting in net proceeds of approximately $16.5 million.

Note 3. Deferred Stock-Based Compensation

Deferred stock compensation for options granted to employees is the difference between the deemed value for financial reporting purposes of the Company's common stock on the date such options were granted and their exercise price. Deferred stock compensation for options granted to consultants has been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services" ("EITF 96-18").

As of June 30, 2000, the Company has recorded a cumulative $28.4 million of deferred stock compensation related to stock options granted to consultants and employees. Stock compensation expense is being recognized in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, generally four years. The Company recognized stock compensation expense of $5.3 million and $8.6 million for the three and six month periods ended June 30, 2000, respectively, and $0.5 million and $0.8 million for the three and six month periods ended June 30, 1999, respectively.

Note 4. Commitments

On March 29, 2000, the Company entered into an amendment to an existing lease agreement to additionally lease a second building consisting of approximately 49,000 square feet of research and development and general office space in South San Francisco, California. Future noncancelable lease payments under this amended agreement for the second building total approximately $32.0 million. Payments are expected to begin in the second quarter of 2001 and will continue through the remaining term of the lease. In connection with the amended agreement, the Company issued warrants to purchase 78,750 shares of common stock at an exercise price of $13.00. The Company determined the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions: expected life of five years; a weighted average risk-free rate of 6.38%; expected dividend yield of zero; volatility of 70% and a deemed value of the common stock of $11.00 per share. The fair value of the warrants of $518,000 will be capitalized and amortized as rent expense over the term of the lease.

Note 5. Convertible Promissory Note

In February 1999, the Company issued a $7.5 million convertible promissory note to Pharmacia Corporation, formerly Pharmacia & Upjohn, ("Pharmacia") in connection with a collaboration agreement. The note was to convert into shares of the Company's common stock at a price per share equal to 120% of the price of common stock sold in the initial public offering, the time of such conversion to be determined by Pharmacia. During July 2000, Pharmacia converted the note into 480,769 shares of common stock at a conversion price of $15.60 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results

of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 1999 audited financial statements and notes thereto included in our Registration Statement on Form S-1, as amended (No. 333-96335) ("Form S-1"), and Form 8-K filed April 24, 2000. Operating results are not necessarily indicative of results that may occur in future periods.

The following discussion also contains forward-looking statements that are based upon current expectations. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" as well as those discussed elsewhere in this document and those discussed in our Form S-1.

Overview

Exelixis was founded in November 1994 and began operations in January 1995. Since that time, we have made significant investments in developing our capabilities in comparative genomics and model system genetics. Our proprietary technologies provide a rapid, efficient and cost-effective way to move beyond DNA sequence data to understand the function of genes and the proteins that they encode. We believe that our technologies are commercially applicable to all industries whose products can be enhanced by an understanding of DNA or proteins. To date, we have recognized revenues from research collaborations with large pharmaceutical and agrochemical companies. Our current collaborations are with Bayer, Pharmacia, Bristol-Myers Squibb and Dow AgroSciences.

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

Results of Operations

Revenues

Total revenues were $5.6 million and $11.6 million for the three and six month periods ended June 30, 2000, respectively, compared to $2.4 million and $3.6 million, respectively, for the comparable periods in 1999. The increase for both periods was due primarily to additional license and contract revenues earned from the existing collaborations with Bayer, Pharmacia and Bristol-Myers Squibb.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies and depreciation of facilities and laboratory equipment. Research and development expenses were $13.4 million and $22.3 million for the three and six month periods ended June 30, 2000, respectively, compared to $4.0 million and $7.3 million, respectively, for the comparable periods in 1999. The increase for both periods was primarily due to increased staffing and other personnel-related costs incurred to support new collaborative arrangements and our internal self- funded research efforts, and an increase in non-cash stock compensation expense as described below. We expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollar amounts in the future.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and other related costs to support our activities, facility costs and professional expenses, such as legal fees. General and administrative expenses were $4.9 million and $9.2 million for the three and six month periods ended June 30, 2000, respectively, compared to $2.0 million and $3.4 million, respectively, for the comparable periods in 1999. The increase for both periods was primarily related to increased recruiting expenses, non-cash stock compensation expense (as described below), rent for facilities and expenses associated with our new corporate headquarters. General and administrative expenses further increased in the three months ended June 30, 2000 due to the additional costs related to becoming a public company, including costs associated with directors' and officers' insurance and investor relations travel and programs. We expect that our general and administrative expenses will increase in absolute dollar amounts in the future as we expand our administrative staff and add infrastructure to support our growing research and development efforts.

Stock Compensation Expense

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

In connection with the grant of stock options to employees and consultants, we recorded deferred stock compensation of approximately $2.2 million and $10.4 million for the three and six month periods ended June 30, 2000, respectively, compared to $1.3 million and $1.7 million, respectively, for the comparable periods in 1999. These amounts were recorded as a component of stockholders' equity (deficit) and are being amortized as charges to operations over the vesting periods of the options. We recorded stock compensation expense of approximately $5.3 million and $8.6 million for the three and six month periods ended June 30, 2000, respectively, compared to $0.5 million and $0.8 million, respectively, for the comparable periods in 1999.

Net Interest Income), Net

Net interest income consists of income earned on cash, cash equivalents and short-term investments, partially offset by interest expense incurred on notes payable and capital lease obligations. Net interest income was $1.7 million for the three and six month periods ended June 30, 2000, compared to $0.1 million for the comparable periods in 1999. The increase year over year primarily relates to interest income earned on the proceeds from our initial public offering.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements of preferred stock, loans, equipment lease financings and other loan facilities and payments from collaborators. In addition, during the second quarter of 2000, we completed our initial public offering raising $124.7 million in net proceeds to the Company. We intend to use the proceeds for research and development activities, capital expenditures, working capital and other general corporate purposes. As of June 30, 2000, we had approximately $126.0 million in cash, cash equivalents and short-term investments.

Our operating activities provided cash of $3.4 million for the six months ended June 30, 2000, and used cash of $1.8 million for the six months ended June 30, 1999. Cash provided by operating activities in 2000 related primarily to an increase in deferred revenue received from collaborators, substantially offset by the funding of net operating losses. Cash used in operating activities in 1999 related primarily to the funding of net operating losses, partially offset by an increase in deferred revenue received from collaborators.

Our investing activities used cash of $81.5 million for the six months ended June 30, 2000, compared to $5.2 million for the corresponding period in 1999. Cash used in investing activities increased year-over-year due to increased purchases of short-term investments, net, and capital expenditures. We expect to continue to make significant investments in research and development and our administrative infrastructure, including the purchase of property and equipment to support our expanding operations.

Our financing activities provided cash of $124.1 million for the six months ended June 30, 2000, compared to $16.1 million for the corresponding period in 1999. The 2000 activity consisted primarily of net proceeds from our initial public offering and exercise of stock options and warrants, slightly reduced by payments on notes payable and capital lease obligations. The 1999 activity consisted primarily of proceeds from sales of preferred stock and proceeds from the issuance of notes payable, slightly offset by payments on notes payable and capital lease obligations.

We believe that our current cash and cash equivalents, short- term investments and funding to be received from collaborators, will be sufficient to satisfy our anticipated cash needs for at least the next two years. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. To date, the Company has not engaged in derivative or hedging activities.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB 25" which is effective July 1, 2000. The Company does not expect FASB Interpretation No. 44 to have any material impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in interest rates in the United States. This exposure is directly related to our normal operating activities. Our cash, cash equivalents and short-term investments are invested with high quality issuers and are generally of a short-term nature. Interest rates payable on our notes and lease obligations are generally fixed. As a result, we do not believe that near-term changes in interest rates will have a material effect on our future results of operations.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

  Not applicable

  Not applicable

  During the quarter ended June 30, 2000, we issued three warrants to purchase an aggregate 78,750 shares of common stock to three purchasers at an exercise price of $13.00. The issuance of these restricted securities was deemed to be exempt from registration under the Securities Act of 1933, as amended ("the Act") in reliance upon Section 4(2) of the Act and Rule 701 promulgated under Section 3(b) of the Act.

  On April 14, 2000, we completed our initial public offering of 9,100,000 shares of our common stock at an initial public offering price of $13.00 per share for aggregate proceeds of approximately $118.3 million. The managing underwriters in the offering were Goldman, Sachs & Co., Credit Suisse First Boston Corporation and SG Cowen Securities Corporation. The shares of common stock sold in the offering were registered under the Act in a Registration Statement on Form S-1, as amended (No. 333-96335). The Securities and Exchange Commission declared the Registration Statement effective on April 10, 2000.

In connection with the offering, we paid a total of approximately $8.3 million in underwriting discounts and commissions and $1.8 million in other offering costs and expenses. After deducting the underwriting discounts and commissions and the offering costs and expenses, our net proceeds from the offering were approximately $108.2 million. Furthermore, on May 1, 2000, the underwriters exercised their over-allotment option for an additional 1,365,000 shares of common stock, resulting in additional net proceeds to us of approximately $16.5 million.

We intend to use the net proceeds for research and development activities, capital expenditures, working capital and other general corporate purposes. The net proceeds were primarily invested in short-term marketable securities at July 31, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on July 27, 2000, the stockholders were asked to vote on the election of three Class I directors to serve for a three year term until the 2003 annual meeting of stockholders.

The results of the election, based on a record number of 44,402,988 shares, were as follows:

Nominee            Votes For   Votes Withheld  Abstentions Broker Non-Votes
Charles Cohen    30,277,138          402,249      399,100         N/A
Jurgen Drews     30,676,138            3,249          100         N/A
Geoffrey Duyk    30,669,938            9,949        6,300         N/A

Item 5. Other Information - Risk Factors

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses each year since our inception, including a net loss of approximately $18.3 million for the six months ended June 30, 2000. As of that date, we had an accumulated deficit of approximately $73.0 million. We expect these losses to continue and anticipate negative cash flow for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain or increase profitability.

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

We currently have collaborative research agreements with Bayer, Pharmacia (formerly Pharmacia and Upjohn), Bristol-Myers Squibb and Dow AgroSciences. Our current collaborative agreement with Bayer is scheduled to expire in 2008, after which it will automatically be extended for one-year terms unless terminated by either party upon 12-month written notice. Our agreement permits Bayer to terminate our collaborative activities prior to 2008 upon the occurrence of specified conditions, such as the failure to agree on key strategic issues after a period of years or the acquisition of Exelixis by certain specified third parties. Similarly, our collaborative agreement with Pharmacia allows either party to terminate our research collaboration at the conclusion of its third year in 2002, at the conclusion of its fifth year in 2004, or any subsequent year. The Pharmacia agreement may also be terminated in the event of a conflict over material third-party intellectual property rights. Our collaborative agreement with Bristol-Myers Squibb expires in September 2002. Our collaborative agreement with Dow AgroSciences is scheduled to expire in July 2003, after which Dow AgroSciences has the option to renew on an annual basis. In addition, both our agreements with Bayer and Pharmacia are subject to termination at an earlier date if certain specified individuals are no longer employed by us and we are unable to find replacements acceptable to Bayer or Pharmacia, as the case may be. In the case of Pharmacia, the right is triggered if either of two specified individuals directly involved in the research program cease to be employed by us. In the case of Bayer, the right is triggered if two or more of our Chief Executive Officer, Chief Scientific Officer, Agricultural Biotechnology Program Leader and Chief Information Officer cease to have a relationship with us within six months of each other.

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

Any products that are developed through our technologies will compete in highly competitive markets. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staffs and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive.

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

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

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

  Reports on Form 8-K

On April 24, 2000, the Company filed a voluntary Item 5 Current Report on Form 8-K with revised audited financial statements and notes thereto for the year ended December 31, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2000

Exelixis, Inc.

/s/ Glen Y. Sato

Glen Y. Sato
Chief Financial Officer, Vice President of Legal Affairs and Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Amended and Restated Bylaws
4.1(1)	Specimen Common Stock Certificate
4.2(2)	Warrant, dated April 1, 2000, to Purchase 70,875 shares of common stock in favor of Slough Estates USA, Inc.
4.3(2)	Warrant, dated April 1, 2000, to Purchase 6,300 shares of common stock in favor of Bristow Investments, L.P.
4.4(2)	Warrant, dated April 1, 2000, to Purchase 1,575 shares of common stock in favor of Laurence and Magdalena Shushan Family Trust
10.21*	Mechanism of Action Collaboration Agreement, dated July 11, 2000 between Registrant and Dow AgroSciences LLC
27.1	Financial Data Schedule

(1) Filed with Exelixis' Registration Statement on Form S-1, as amended, (No. 333-96335), declared effective by the Securities and Exchange Commission on April 10, 2000, and incorporated herein by reference.

(2) Filed with Exelixis' Registration Statement on Form 10-Q, for the quarter ended March 31, 2000 and incorporated herein by reference.

* Confidential treatment requested for certain portions of this exhibit.