Form 10-Q
period 2000-09-30
EXELIXIS INC
filed 2000-11-14
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

As of October 31, 2000 there were 44,991,779 shares of the Registrant's Common Stock outstanding.

EXELIXIS, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Condensed Balance Sheets September 30, 2000 and December 31, 1999	**

Condensed Statements of Operations Three and nine month periods ended September 30, 2000 and 1999	**

Condensed Statements of Cash Flows Nine month periods ended September 30, 2000 and 1999	**

Notes to Condensed Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	**

Item 5. Other Information - Risk Factors	**

Item 6. Exhibits and Reports on Form 8-K	**

SIGNATURE	**

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXELIXIS, INC.
CONDENSED BALANCE SHEETS
(in thousands)

                                                    September 30,  DECEMBER 31,
                                                        2000          1999(1)
                                                    ------------  ------------
                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents..................           $39,317        $5,400
  Short-term investments.....................            79,601         1,504
  Other receivables..........................             2,299           185
  Other current assets.......................             2,048           943
                                                    ------------  ------------
    Total current assets.....................           123,265         8,032

Property and equipment, net..................            19,441         9,498
Related party receivables....................               393           619
Other assets.................................             1,284           752
                                                    ------------  ------------
    Total assets.............................          $144,383       $18,901
                                                    ============  ============
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses......            $4,718        $3,648
  Current portion of capital lease
   obligations...............................             2,466           735
  Current portion of notes payable...........             1,634         1,554
  Deferred revenue...........................             5,061         2,767
                                                    ------------  ------------
    Total current liabilities................            13,879         8,704

Capital lease obligations....................             3,882           229
Notes payable................................             2,091         3,299
Convertible promissory note..................                --         7,500
Other long-term liability....................               104           104
Deferred revenue.............................             9,184         1,890
                                                    ------------  ------------
    Total liabilities........................            29,140        21,726

Mandatorily redeemable convertible
  preferred stock............................               --         46,780
                                                    ------------  ------------
Stockholders' equity (deficit):
  Common stock...............................                45             6
  Additional paid-in-capital.................           212,038        19,523
  Notes receivable from stockholders.........            (2,057)         (240)
  Deferred stock compensation................           (13,020)      (14,167)
  Accumulated other comprehensive income.....               223           --
  Accumulated deficit........................           (81,986)      (54,727)
                                                    ------------  ------------
    Total stockholders' equity (deficit).....           115,243       (49,605)
                                                    ------------  ------------
    Total liabilities, mandatorily
     redeemable convertible preferred stock
     and stockholders' equity (deficit)......          $144,383       $18,901
                                                    ============  ============

(1) The balance sheet at December 31, 1999 has been derived from our audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

EXELIXIS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                            SEPTEMBER 30,         SEPTEMBER 30,
                                       --------------------- ---------------------
                                           2000       1999       2000       1999
                                       ---------- ---------- ---------- ----------
Revenues:
  License..............................     $907       $302     $2,771       $739
  Contract.............................    5,211      2,871     14,914      6,009
                                       ---------- ---------- ---------- ----------
    Total revenues.....................    6,118      3,173     17,685      6,748
                                       ---------- ---------- ---------- ----------

Operating expenses:
  Research and development (1).........   12,638      5,752     34,937     13,036
  General and administrative (2).......    4,468      2,590     13,685      6,003
                                       ---------- ---------- ---------- ----------
    Total operating expenses...........   17,106      8,342     48,622     19,039
                                       ---------- ---------- ---------- ----------
Loss from operations...................  (10,988)    (5,169)   (30,937)   (12,291)

Other income (expense):
Interest income........................    2,151        167      4,166        472
Interest expense.......................     (162)      (136)      (488)      (375)
                                       ---------- ---------- ---------- ----------
    Total other income (expense).......    1,989         31      3,678         97
                                       ---------- ---------- ---------- ----------
Net loss...............................  ($8,999)   ($5,138)  ($27,259)  ($12,194)
                                       ========== ========== ========== ==========
Net loss per share, basic and
  diluted..............................   ($0.22)    ($1.13)    ($1.00)    ($3.19)
                                       ========== ========== ========== ==========
Shares used in computing net loss
  per share, basic and diluted.........   41,179      4,548     27,235      3,822
                                       ========== ========== ========== ==========

(1) Includes stock compensation expense of $2,291 and $791 in the quarters ended September 30, 2000 and 1999, respectively, and $8,293 and $1,451 in the nine month periods ended September 30, 2000 and 1999, respectively.
(2) Includes stock compensation expense of $1,210 and $335 in the quarters ended September 30, 2000 and 1999, respectively, and $3,766 and $517 in the nine month periods ended September 30, 2000 and 1999, respectively.

The accompanying notes are an integral part of these condensed financial statements.

EXELIXIS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     ------------------------
                                                         2000          1999
                                                     -----------  -----------
Cash flows from operating activities:
  Net loss.......................................      ($27,259)    ($12,194)
  Adjustments to reconcile net loss to net cash
  (used in) operating activities:
    Depreciation and amortization................         3,027        1,380
    Amortization of deferred stock compensation..        12,059        1,968
  Changes in assets and liabilities:
    Other receivables............................        (1,363)          52
    Other current assets.........................        (1,337)        (414)
    Other assets.................................          (532)        (237)
    Related party receivables....................           226         (119)
    Accounts payable and accrued expenses........           885        1,806
    Deferred revenue.............................         9,587        3,423
                                                     -----------  -----------
      Net cash used in operating activities..            (4,707)      (4,335)
                                                     -----------  -----------
Cash flows used in investing activities:
  Purchases of property and equipment............       (12,970)      (4,342)
  Proceeds from sale-leaseback of equipment......         5,954           --
  Purchases of short-term investments, net.......       (77,874)      (2,538)
                                                     -----------  -----------
      Net cash used in investing activities......       (84,890)      (6,880)
                                                     -----------  -----------
Cash flows from financing activities:
  Proceeds from issuance of mandatorily redeemable
   convertible preferred stock, net..............            --        8,642
  Proceeds from initial public offering, net.....       124,709           --
  Proceeds from exercise of stock options
   and warrants..................................           503           47
  Principal payments on capital lease
   obligations...................................          (570)        (720)
  Proceeds from issuance of notes payable........            --        9,103
  Principal payments on note payable.............        (1,128)        (395)
                                                     -----------  -----------
      Net cash provided by financing activities..       123,514       16,677
                                                     -----------  -----------
Net increase in cash and cash equivalents........        33,917        5,462
Cash and cash equivalents, at beginning
 of period.......................................         5,400        2,058
                                                     -----------  -----------
Cash and cash equivalents, at end of period......       $39,317       $7,520
                                                     ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

EXELIXIS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Exelixis, Inc. ("Exelixis" or the "Company"), formerly Exelixis Pharmaceuticals, Inc., is a leading model system genetics and comparative genomics company that uses model systems to identify critical genes in disease pathways and to determine functional relationships of genes and functionality of potential targets for the pharmaceutical and agriculture industries. The Company operates in one business segment in the United States.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Registration Statement on Form S-1, as amended (No. 333-96335), which was declared effective by the SEC on April 10, 2000.

Net Loss per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98. Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common stock consists of common stock subject to repurchase, incremental common shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of the preferred stock and convertible promissory note.

Comprehensive Income

The only component of other comprehensive income is unrealized gains on available-for-sale securities. For the three and nine month periods ended September 30, 2000, total comprehensive loss amounted to $8.8 million and $27.0 million, respectively. For the three and nine month periods ended September 30, 1999, there were no differences between comprehensive loss and net loss.

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

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25", which was effective July 1, 2000. FASB Interpretation No. 44 did not have any material impact on the Company's financial statements.

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

Note 3. Deferred Stock Compensation

Deferred stock compensation for options granted to employees is the difference between the deemed value for financial reporting purposes of the Company's common stock on the date such options were granted and their exercise price. Deferred stock compensation for options granted to consultants has been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" and is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services".

As of September 30, 2000, the Company has recorded a cumulative $29.1 million of deferred stock compensation related to stock options granted to consultants and employees. Stock compensation expense is being recognized in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, generally four years. The Company recognized stock compensation expense of $3.5 million and $12.1 million for the three and nine month periods ended September 30, 2000, respectively, and $1.1 million and $2.0 million for the three and nine month periods ended September 30, 1999, respectively.

Note 4. Commitments

On March 29, 2000, the Company entered into an amendment to an existing lease agreement to additionally lease a second building consisting of approximately 49,000 square feet of research and development and general office space in South San Francisco, California. Future noncancelable lease payments under this amended agreement for the second building total approximately $32.0 million. Payments are expected to begin in the second quarter of 2001 and will continue through the remaining term of the lease. In connection with the amended agreement, the Company issued warrants to the property lessor to purchase 78,750 shares of common stock at an exercise price of $13.00 per share. The Company determined the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions: expected life of five years; a weighted average risk-free rate of 6.38%; expected dividend yield of zero; volatility of 70%; and a deemed value of the common stock of $11.00 per share. The fair value of the warrants of $518,000 has been capitalized and will be amortized as rent expense over the term of the lease.

In September 2000, the Company entered into a master lease agreement with a third party lessor for an equipment lease line of up to $13.1 million. The master lease agreement provides for a quarterly delivery structure which expires in June 2001. Each quarterly delivery has a 14-quarter payment term. Under the master lease agreement, the Company is subject to certain financial covenants. As of September 30, 2000, the Company was in compliance with these covenants. During September 2000, the Company entered into an equipment sale-leaseback agreement under the master lease agreement resulting in proceeds to the Company of approximately $6.0 million.

Note 5. Convertible Promissory Note

In February 1999, the Company issued a $7.5 million convertible promissory note to Pharmacia Corporation, formerly Pharmacia & Upjohn ("Pharmacia"), in connection with a collaboration agreement. The note was to convert into shares of the Company's common stock at a price per share equal to 120% of the price of common stock sold in the initial public offering, the time of such conversion to be determined by Pharmacia. During July 2000, Pharmacia converted the note into 480,769 shares of common stock at a conversion price of $15.60 per share.

Note 6. Acquisition

In September 2000, Exelixis entered into a definitive agreement to acquire Agritope, Inc., an agricultural functional genomics and biotechnology company that develops improved plant products and provides technology to the agricultural industry, in a stock-for-stock transaction. Under the terms of the agreement, each outstanding share of Agritope capital stock would be converted into the right to receive a fraction of a share of Exelixis common stock. The fractional share amount will be calculated by dividing $14.00 by the average closing price of Exelixis common stock for the 20 trading days ending on, and including, the fifth trading day before the closing of the merger, subject to the issuance of a minimum of 0.28 of a share and a maximum of 0.35 of a share of Exelixis common stock for each outstanding share of Agritope capital stock. In addition, all outstanding options and warrants to acquire Agritope capital stock will be exercisable for shares of Exelixis common stock based on the final exchange ratio. The transaction is expected to be completed in December 2000, subject to approval by Agritope's stockholders and satisfaction or waiver of other customary closing conditions, and will be accounted for using the purchase method of accounting.

In September 2000, Exelixis loaned $750,000 to Agritope as additional working capital. The loan bears interest at a rate equal to one percent over the prime rate and is payable on the earlier of 90 days after the termination of the merger agreement or March 1, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results

of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 1999 audited financial statements and notes thereto included in our Registration Statement on Form S-4 (No. 333-47710), as amended. Operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

Exelixis was founded in November 1994 and began operations in January 1995. Since that time, we have made significant investments in developing our capabilities in comparative genomics and model system genetics, as well as more recent investments in proprietary drug discovery technologies. Our proprietary technologies provide a rapid, efficient and cost-effective way to move beyond DNA sequence data to understand the function of genes and the proteins that they encode. We believe that our technologies are commercially applicable to all industries whose products can be enhanced by an understanding of DNA or proteins. To date, we have recognized revenues from research collaborations with large pharmaceutical and agrochemical companies. Our current collaborations are with Bayer, Pharmacia, Bristol-Myers Squibb and Dow AgroSciences.

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

License, research commitment and other non-refundable payments received in connection with research collaboration agreements are deferred and generally recognized on a straight-line basis over the relevant periods specified in the agreements, generally the research term. We recognize contract research revenues as services are performed in accordance with the terms of the agreements. Any amounts received in advance of performance are recorded as deferred revenue.

Results of Operations

Revenues

Total revenues were $6.1 million and $17.7 million for the three and nine month periods ended September 30, 2000, respectively, compared to $3.2 million and $6.7 million, respectively, for the comparable periods in 1999. The increase for both periods was due primarily to additional license and contract revenues earned from the existing collaborations with Bayer, Pharmacia, Bristol-Myers Squibb and our new collaboration with Dow AgroSciences.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies and depreciation of facilities and laboratory equipment. Research and development expenses were $12.6 million and $34.9 million for the three and nine month periods ended September 30, 2000, respectively, compared to $5.8 million and $13.0 million, respectively, for the comparable periods in 1999. The increase for both periods was primarily due to increased staffing and other personnel- related costs incurred to support new collaborative arrangements and our internal self-funded research efforts and an increase in non-cash stock compensation expense (as described below). We expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollar amounts in the future.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and other related costs to support our activities, facility costs and professional expenses, such as legal fees. General and administrative expenses were $4.5 million and $13.7 million for the three and nine month periods ended September 30, 2000, respectively, compared to $2.6 million and $6.0 million, respectively, for the comparable periods in 1999. The increase for both periods was primarily related to increased recruiting expenses, non-cash stock compensation expense (as described below) and rent for facilities and expenses associated with our expanding corporate headquarters. We expect that our general and administrative expenses will increase in absolute dollar amounts in the future as we expand our administrative staff and add infrastructure to support our growing research and development efforts.

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

In connection with the grant of stock options to employees and consultants, we recorded deferred stock compensation of approximately $0.7 million and $11.1 million for the three and nine month periods ended September 30, 2000, respectively, compared to $10.3 million and $12.0 million, respectively, for the comparable periods in 1999. These amounts were recorded as a component of stockholders' equity (deficit) and are being amortized as charges to operations over the vesting periods of the options. We recorded stock compensation expense of approximately $3.5 million and $12.1 million for the three and nine month periods ended September 30, 2000, respectively, compared to $1.1 million and $2.0 million, respectively, for the comparable periods in 1999.

Other income

Other income primarily consists of income earned on cash, cash equivalents and short-term investments, partially offset by interest expense incurred on notes payable and capital lease obligations. Net other income was $2.0 million and $3.7 million for the three and nine month periods ended September 30, 2000, respectively, compared to $31,000 and $97,000, respectively, for the comparable periods in 1999. The increase year-over-year primarily relates to interest income earned on the proceeds from our initial public offering.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements of preferred stock, loans, equipment lease financings and other loan facilities and payments from collaborators. In addition, during the second quarter of 2000, we completed our initial public offering raising $124.7 million in net proceeds to the Company. We intend to use the proceeds for research and development activities, capital expenditures, working capital and other general corporate purposes. As of September 30, 2000, we had approximately $118.9 million in cash, cash equivalents and short-term investments.

Our operating activities used cash of $4.7 million for the nine months ended September 30, 2000, compared to $4.3 million for the nine months ended September 30, 1999. Cash used by operating activities in 2000 and 1999 related primarily to the funding of net operating losses and changes in assets and liabilities, partially offset by an increase in deferred revenue received from collaborators and non-cash charges related to amortization of deferred stock compensation.

Our investing activities used cash of $84.9 million for the nine months ended September 30, 2000, compared to $6.9 million for the corresponding period in 1999. Cash used in investing activities increased year- over-year due to increased purchases of short-term investments, net, and capital expenditures. In addition, during the nine months ended September 30, 2000, we received $6.0 million in proceeds from a sale-leaseback agreement. We expect to continue to make significant investments in research and development and our administrative infrastructure, including the purchase of property and equipment to support our expanding operations.

Our financing activities provided cash of $123.5 million for the nine months ended September 30, 2000, compared to $16.7 million for the corresponding period in 1999. The 2000 activity consisted primarily of net proceeds from our initial public offering and exercise of stock options and warrants, slightly offset by payments on notes payable and capital lease obligations. The 1999 activity consisted primarily of proceeds from sales of preferred stock and proceeds from the issuance of notes payable, slightly offset by payments on notes payable and capital lease obligations.

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

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25", which was effective July 1, 2000. FASB Interpretation No. 44 did not have any material impact on the Company's financial statements.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

In February 1999, the Company issued a $7.5 million convertible promissory note to Pharmacia Corporation, formerly Pharmacia & Upjohn ("Pharmacia"), in connection with a collaboration agreement. The promissory note was to convert into shares of the Company's common stock at a price per share equal to 120% of the price of common stock sold in the initial public offering, the time of such conversion to be determined by Pharmacia. During July 2000, Pharmacia converted the promissory note into 480,769 shares of common stock at a conversion price of $15.60 per share. The shares subject to purchase under the promissory note were deemed to be exempt from registration under the Securities Act of 1933, as amended ("the Act"), in reliance upon Section 4(2) of the Act.

In April 2000, we completed our initial public offering of 9,100,000 shares of our common stock at an initial public offering price of $13.00 per share for aggregate proceeds of approximately $118.3 million. The managing underwriters in the offering were Goldman, Sachs & Co., Credit Suisse First Boston Corporation and SG Cowen Securities Corporation. The shares of common stock sold in the offering were registered under the Act in a Registration Statement on Form S-1, as amended (No. 333-96335). The SEC declared the Registration Statement effective on April 10, 2000.

In connection with the offering, we paid a total of approximately $8.3 million in underwriting discounts and commissions and $1.8 million in other offering costs and expenses. After deducting the underwriting discounts and commissions and the offering costs and expenses, our net proceeds from the offering were approximately $108.2 million. Furthermore, on May 1, 2000, the underwriters exercised their over-allotment option to purchase an additional 1,365,000 shares of common stock, resulting in additional net proceeds to us of approximately $16.5 million.

From the time of receipt through September 30, 2000, the proceeds from the offering were used for research and development activities, capital expenditures, working capital and other general corporate purposes. In the future, we intend to use the net proceeds in a similar manner. As of September 30, 2000, $118.9 million of the proceeds remained available and were primarily invested in short-term marketable securities.

Item 5. Other Information - Risk Factors

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses each year since our inception, including a net loss of approximately $27.3 million for the nine months ended September 30, 2000. As of that date, we had an accumulated deficit of approximately $82.0 million. We expect these losses to continue and anticipate negative cash flow for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain or increase profitability.

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

We currently have collaborative research agreements with Bayer, Pharmacia, Bristol-Myers Squibb and Dow AgroSciences. Our current collaborative agreement with Bayer is scheduled to expire in 2008, after which it will automatically be extended for one-year terms unless terminated by either party upon 12-month written notice. Our agreement permits Bayer to terminate our collaborative activities prior to 2008 upon the occurrence of specified conditions, such as the failure to agree on key strategic issues after a period of years or the acquisition of Exelixis by certain specified third parties. Similarly, our collaborative agreement with Pharmacia allows either party to terminate our research collaboration at the conclusion of its third year in 2002, at the conclusion of its fifth year in 2004, or any subsequent year. The Pharmacia agreement may also be terminated in the event of a conflict over material third-party intellectual property rights. Our collaborative agreement with Bristol-Myers Squibb expires in September 2002. Our collaborative agreement with Dow AgroSciences is scheduled to expire in July 2003, after which Dow AgroSciences has the option to renew on an annual basis. In addition, both our agreements with Bayer and Pharmacia are subject to termination at an earlier date if certain specified individuals are no longer employed by us and we are unable to find replacements acceptable to Bayer or Pharmacia, as the case may be. In the case of Pharmacia, the right is triggered if either of two specified individuals directly involved in the research program cease to be employed by us. In the case of Bayer, the right is triggered if two or more of our Chief Executive Officer, Chief Scientific Officer, Agricultural Biotechnology Program Leader and Chief Information Officer cease to have a relationship with us within six months of each other.

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

A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed in the short term. In addition, we expect operating expenses to increase significantly during the next year. Accordingly, if our revenues decline or do not grow as anticipated due to the expiration of existing contracts or our failure to obtain new contracts, our inability to meet milestones or other factors, we may not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

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

If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity- related securities in the future at a time and price that we deemed appropriate. On October 8, 2000, a significant number of shares of our common stock held by existing stockholders became freely tradable, subject in some instances to the volume and other limitations of Rule 144. Sales of these shares and other shares of common stock held by existing stockholders could cause the market price of our common stock to decline.

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

We are exposed to risks associated with acquisitions.

We have made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including, but not limited to:

    difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired companies;

    diversion of management's attention from other operational matters;

    the potential loss of key employees of acquired companies;

    lack of synergy, or the inability to realize expected synergies, resulting from the acquisition; and

    acquired intangible assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired company.

Mergers and acquisitions, including our potential acquisition of Agritope, are inherently risky, and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations.

Item 6. Exhibits and Reports on Form 8-K
  Exhibits

  The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

  Reports on Form 8-K

On September 8, 2000, the Company filed an Item 5 Current Report on Form 8-K announcing the signing of a merger agreement to acquire Agritope, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2000

Exelixis, Inc.

/s/ Glen Y. Sato

Glen Y. Sato
Chief Financial Officer, Vice President of Legal Affairs and Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, Exelixis, Athens Acquisition Corp. and Agritope, Inc., dated September 7, 2000 (Incorporated by reference to Annex A of Exelixis' Registration Statement on Form S-4 (No. 333-47710), as amended).
10.22	Master Lease Agreement, dated August 2, 2000, between Comdisco, Inc, and Exelixis (the "Master Lease Agreement").
10.23	Addendum dated as of August 31, 2000, to the Master Lease Agreement.
10.24	Amendment No. 1 to the Master Lease Agreement, dated September 6, 2000, between Comdisco, Inc. and Exelixis.
10.25	Purchase-Leaseback Agreement, dated September 8, 2000, between Comdisco, Inc. and Exelixis.
27.1	Financial Data Schedule