Form 10-K
period 2000-12-31
EXELIXIS INC
filed 2001-03-15
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 0-30235

EXELIXIS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	04-3257395
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

170 Harbor Way
P.O. Box 511
South San Francisco, California    94083
(Address of Principal Executive Offices including Zip Code)

(650) 837-7000
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated in reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of the registrant's common stock held by non- affiliates of the registrant based upon the $ 8.75 closing price of the registrant's common stock listed on the Nasdaq Stock Market on March 12, 2001 was $409,019,354.

As of March 12, 2001, there were 46,745,069 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 30, 2001, in connection with the registrant's 2001 Annual Meeting, are incorporated herein by reference into Part III of this Report.

Exelixis, Inc.
FORM 10-K

INDEX

Part I.		Page
Item 1.	Business	XX
Item 2.	Properties	XX
Item 3.	Legal Proceedings	XX
Item 4.	Submission of Matters to a Vote of Security Holders	XX
Part II.
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	XX
Item 6.	Selected Consolidated Financial Data	XX
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	XX
Item 7a.	Quantitative and Qualitative Disclosures About Market Risks	XX
Item 8.	Consolidated Financial Statements and Supplementary Data	XX
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	XX
Part III.
Item 10.	Directors and Executive Officers of the Registrant	XX
Item 11.	Executive Compensation	XX
Item 12.	Security Ownership of Certain Beneficial Owners and Management	XX
Item 13.	Certain Relationships and Related Transactions	XX
Part IV.
Item 14.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K	XX
Signatures		**
Exhibits Index		**

PART I

Except for the historical information contained herein, this report contains certain information that is forward-looking in nature. Examples of forward-looking statements include statements regarding Exelixis' future financial results, operating results, product successes, business strategies, projected costs, future products, competitive positions and plans and objectives of management for future operations. In some cases, you can identify forward- looking statements by terminology, such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. In addition, statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements involve known and unknown risks and uncertainties that may cause Exelixis' or its industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These and many other factors could affect the future financial and operating results of Exelixis. Exelixis undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

ITEM 1. BUSINESS

Overview

We believe that we are a leader in the discovery and validation of high- quality novel targets for several major human diseases, and a leader in the discovery of potential new drug therapies, specifically for cancer and other proliferative diseases. Our mission is to develop proprietary cancer products by leveraging our integrated discovery platform to increase the speed, efficiency and quality of pharmaceutical and agricultural product discovery and development.

Through our expertise in comparative genomics and model system genetics, we are able to find new drug targets that we believe would be difficult or impossible to uncover using other experimental approaches. Our research is designed to identify novel genes and proteins expressed by those genes that, when changed, either decrease or increase the activity in a specific disease pathway in a therapeutically relevant manner. These genes and proteins then represent either potential product targets or drugs that may treat disease, or prevent disease initiation or progression.

Specifically in cancer, the remarkable evolutionary conservation of the biochemical pathways strongly supports the use of simple model systems, such as fruit flies, nematode worms, zebrafish and mice to identify key members of critical cancer pathways that can then be targeted for drug discovery. We expect to develop new cancer drugs by exploiting the underlying "genetic liabilities" of tumor cells to provide specificity in targeting these cells for destruction, while leaving normal cells unharmed. We have discovered and are further developing a number of small molecule drug targets in addition to monoclonal antibody drug targets. Molecules developed against these targets may selectively kill cancer cells while leaving normal cells unharmed, and may provide alternatives to current cancer therapies.

While our proprietary programs focus on drug discovery and development, we believe that our proprietary technologies are valuable to all other industries whose products can be enhanced by an understanding of DNA or proteins, including the agrochemical, agricultural and diagnostic industries. Many of these industries have shorter product development cycles and lower risk than the pharmaceutical industry, while at the same time generating significant sales with double-digit product margins. By partnering with leading companies in multiple industries, we are able to diversify our business risk, while at the same time maximizing our future revenue stream.

We have established commercial collaborations with Aventis CropScience LLC, Bayer Corporation, Bristol-Myers Squibb Company, Dow AgroSciences and Pharmacia Corporation, which provide us with substantial funding, including licensing fees, research funding, milestone payments when specific objectives are met and royalties if our partners successfully develop and commercialize products. In addition, many of these collaborations have included the acquisition of strategic technologies. Committed funding, which does not include milestone payments or royalties, from these collaborations totals over $200 million.

In addition to our commercial collaborations, we have relationships with biotechnology companies, academic institutions and universities access to specific technology or intellectual property for the enhancement of our business.

Industry Background

Conventional chemical drug discovery involves a series of steps, many years of work and substantial resources. Initially, scientists identify potential molecular targets for therapeutic intervention. These targets must then be validated, or demonstrated to be able to affect the disease biochemistry. Next, the validated target is put through a series of assays, or tests, to identify chemical compounds that would modulate the activity of the target. Once chemical compounds that modify the activity of the target are identified, they must then be iteratively optimized through synthetic chemistry processes. After several iterations, the resulting compounds are tested in animal models of disease, and selected lead compounds are then considered for preclinical development.

Many of the principal products of the pharmaceutical, biotechnology, agrochemical, agricultural and diagnostic industries were developed without knowledge about the underlying genetic and biochemical causes of disease, or without knowledge of how the drug works in the body. This limited knowledge about the target or mechanism of action of the product can lead to somewhat random and/or suboptimal product candidates. As a result, product development in these industries is costly, time consuming and inefficient and is characterized by high failure rates. Many companies have turned to genomics technologies, primarily for DNA sequence information, to help address these problems with respect to the selection of molecular or gene-based targets.

Despite significant investment in genomics to date and the recent availability of the human genome sequence, there has not been appreciable improvement in selecting high quality molecular targets. Notwithstanding the tremendous advances in providing genomic data, it is clear that a rational selection of molecular targets requires more detailed or specific knowledge about the function of genes and their encoded proteins as well as their interaction with other components of signaling networks, or biochemical pathways. Since the complete human sequence as well as the sequence of other commercially important genomes are now available, we believe that the competitive advantage for companies going forward will be the ability to identify the small number of significant gene targets, within the very large number of genes, whose modulation will result in a commercially valuable outcome. By integrating our superior biological targets with a state-of-the-art drug discovery platform, we expect our platform and biological insights to produce novel targets and potentially innovative products.

Our Strategy

Our business strategy is to leverage our biological expertise and integrated discovery capabilities to improve the speed, efficiency and quality of the discovery, development and commercialization process for products, and includes the following key elements:

MAINTAIN AND AUGMENT BIOLOGICAL EXPERTISE: Our biological expertise is a key competitive advantage that we believe applies throughout all aspects of collaborative relationships and our drug discovery efforts. We are committed to continually enhancing our technology platform through building, in-licensing or acquiring technologies that complement our fundamental knowledge and capabilities as well as protecting our proprietary technologies with patents and trade secrets.

SELECTIVELY DEVELOP THERAPEUTIC PRODUCTS: We have invested and plan to continue to invest significant funds in discovering and developing proprietary products, particularly in the area of cancer. We have committed substantial resources to building a world-class drug discovery effort that is integrated with our unique understanding of the biological basis of disease, and expect to generate a pipeline of function-derived, novel drugs to move into clinical trials.

LEVERAGE STRATEGIC COLLABORATIONS: We have established several key partnerships with major pharmaceutical and agrochemical companies based on the strength of our technologies and biological expertise and capabilities. We intend to establish additional collaborations with leading companies in their respective fields in order to support additional development of or identify new ways of developing proprietary products. These collaborations provide us with a committed revenue stream in addition to the opportunity to receive significant future payments, if our collaborators successfully develop and market products that result from our collaborative work. In addition, many of our collaborations have been structured strategically so that we gain access to technology to more rapidly advance our internal programs, saving both time and money, while at the same time retaining rights to use the same information in different industries. Our collaborations with leading companies in the agrochemical industries allow us to continue to expand our internal development capabilities while providing our partners with novel targets. Since we believe that agricultural products often have shorter development time and lower risk than pharmaceutical products, we attempt to maximize our potential future revenue stream by pursuing partnerships in multiple industries.

OPPORTUNISTIC ACQUISITION OF PRODUCTS AND TECHNOLOGIES: We continually evaluate opportunities that may provide us with key intellectual property, technologies and products that will enhance our development capabilities. We believe that through the acquisition of strategic products and technologies we will be able to create additional value in our internal and collaborative programs. In addition, we believe that many of these strategic relationships will permit us to obtain co-development or other rights to products identified or developed in such collaborative relationships as a result of our efforts.

Technologies

We have developed an integrated discovery platform, which includes proprietary technologies and know-how. This includes comparative genomics and model system genetics, libraries of modified model organisms, specialized reagents, assay biology, informatics databases and software, mechanism of action technology, automated high throughput screening, a compound library in excess of 1,000,000 small molecule compounds and extensive medicinal/combinatorial chemistry capabilities. Using this integrated platform, we are able to effectively and rapidly identify novel targets and develop proprietary compounds. We believe that one of our key competitive advantages lies in the breadth of the platform that we have established, as well as in our ability to apply the tools of modern biology and chemistry to commercially relevant questions.

  Model System Genetics and Comparative Genomics.
  Model system genetics is the study of simple biological systems to discover genes, proteins and biochemical pathways that may be useful in the development of new pharmaceutical or agricultural products. Our primary model systems are the fruit fly, D. melanogaster, the nematode worm, C. elegans, the zebrafish, D. rerio, Ustilago maydis, Arabidopsis thaliana and the micro- tomato, Lycopersicon esculentum. Scientists have used these organisms as research tools for several decades. Empirical evidence has provided us with accurate benchmarks for applying biological and biochemical discoveries from these model systems to more developed organisms, such as humans or commercial crops.

Model System	Lifecycle	Selected Applications
Drosophila melanogaster	10 days	Cancer, angiogenesis, diabetes, inflammation, CNS disorders
C. elegans	3 days	Diabetes, Alzheimer's disease
D. rerio	90 days	Angiogenesis, cancer, inflammation
Arabidopsis thaliana	10 days	Plant traits
Lycopersicon esculentum	98 days	Nutraceuticals
Ustilago maydis	10 days	Plant pathology

  We have adapted these systems from the academic community and have industrialized them by developing a suite of proprietary tools and reagents that allow us to perform systematic genetic analyses at a larger scale and substantially faster than otherwise is currently available. Among other proprietary tools, we have exclusively licensed the U.S. patent covering P- element, which is a genetic element essential for performing modern fruit fly genetics.

  Comparative genomics is the use of data learned from one biological system applied to another system. For example, the use of the angiogenesis pathway data learned from a zebrafish can be readily applied to studying human angiogenesis. Application of comparative genomics relies on the use of our extensive libraries of model organisms in addition to the proprietary databases of information and informatic methods generated by our scientists. Each of our model systems has unique advantages that can be applied in different ways to address commercially relevant questions in a rapid manner. Our expertise allows us to leverage knowledge across species and to select the best model systems for a particular commercial application.

  Proprietary Model Organism Libraries.
  The populations of well- characterized genetically modified organism libraries we have produced and maintain are one of our key strategic assets, and the strategy for their production and use is one of our core technologies. We have libraries of these organisms that have been modified and catalogued in a systematic fashion, so that comprehensive pairwise breeding can allow us to test the effects of gene alteration or modulation on a specified disease condition. Through the use of these libraries, we are able to rapidly assess the effect of increasing or decreasing the output of each gene in the model organism. The availability of these assets significantly enhances the efficiency of research directed at drug or agricultural product target identification, as our model systems permit results to be obtained in a period of weeks or months from the inception of the research effort. We believe that our ability to rapidly and selectively move from an alteration in a gene directly to the identification of validated targets that can reverse or enhance the effects of that alteration is an extremely powerful, rapid and direct route to new pharmaceuticals and agricultural products.

  High Throughput Screening (HTS) for Target and Lead Discovery
  . We also develop proprietary genetic, biochemical and cell-based assays for use in screening for potential targets, proteins and products. An HTS assay is a test that may include a biochemical reaction or cell-signaling event that is readily measured, miniaturizable to a specific format and subject to automation. HTS assays must meet these criteria in order to address the large numbers of experimental measurements that we have identified in order to screen our extensive collection of compounds. We believe that we have also established world-class expertise in gene cloning, protein expression, scale-up fermentation and protein purification necessary to meet these needs.

  Genetic assays are used to measure the ability of a particular gene or protein to change or regulate the disease pathway of interest, which leads to the identification of disease pathway genes as well as those genes that may be product targets. The development of biochemical assays requires the production of target gene products (proteins) in sufficient quantity to support hundreds of thousands of individual measurements. Cell-based assays may also require genetically engineered cells that over-express the target gene of interest.

  Informatics.
  We have state-of-the-art informatics tools and expertise that have been developed as an integral part of our model systems genetics and comparative genomics capabilities. These tools include a broad range of applications such as:  tracking samples and harvesting data in the context of high-throughput, automated data collection systems; creating discovery platforms for storing, managing and querying large data sets; and analysis, curation and prediction of function of compounds and macromolecules.  We believe that use of these tools as an essential part of our target and drug discovery pipelines has created a substantial competitive advantage.  Specific examples include extensive databases and software tools related to:  DNA sequencing and gene discovery; generation of comprehensive genetic knockout collections; functional identification and classification of novel protein sequences; and design, characterization and selection of compound libraries.  Our primary focus is on increasing the speed and efficiency of the overall discovery process, and our informatics capabilities provide an extensive and readily accessed informational base for analyzing and comparing data produced using our core technologies. This allows us to optimize and prioritize among potential targets and, downstream, drugs directed against those targets.

  Mechanism of Action Technology
  . Utilizing our extensive discovery technologies, we have also developed a proprietary process to quickly determine the genes and proteins with which chemical compounds such as pharmaceuticals or agrochemicals interact to produce their effect. Understanding physiological activity, or the mechanism of action of the physiological target, of a compound can be of significant value to pharmaceutical and agrochemical companies for several reasons. For example, many companies have a number of compounds that have commercially useful biological activity, but are too complex to manufacture cost-effectively or have a secondary physiological target that produces an unacceptable toxicity or other side effect profile. By identifying the primary gene or protein with which a compound interacts, similar or related compounds can be designed that produce the desired activity, but which overcome the manufacturing or other limitations of the original compound. This proprietary process addresses a key bottleneck in the development of pharmaceutical and agrochemical products.

  Sequencing, Proteomics and Transcriptional Profiling.
  We have built or in-licensed significant expertise in sequencing, proteomics and transcriptional profiling. Our sequencing capacity is currently 1.5 million lanes per year, scalable to ten million lanes in our current facility. We have state-of-the-art robotics, advanced laboratory information management systems, PCR, mass spectrometry and gene cloning expertise as well as a significant proteomics effort to complement the existing proficiency in genetic target discovery. We have brought in several different methods of transcriptional profiling, both to validate our biological target discovery and to screen for toxicities.

  HTS, Combinatorial and Medicinal Chemistry
  . Our gene discovery platform provides novel, biologically validated therapeutic and agricultural targets without bias towards conventional target classes. Thus, in addition to targets that are known in the industry to be "druggable," such as protein kinases, proteases and GPCRs, many other novel classes are identified in the genetic screens that may require specialized assay technology. We focus on finding diverse drug discovery targets in multiple assay formats. We have established a high-throughput screening laboratory that we expect will conduct 10-12 target screens against millions of compounds in 2001. Through our relationship with Bristol-Myers Squibb, we have gained access to their proprietary combinatorial hardware and software systems. We have enhanced the performance and throughput of this system through integration of second generation components and are currently synthesizing hundreds of thousands of compounds. In addition, we have built extensive capabilities into our high- throughput drug discovery platform, including crystallography, cell biology, medicinal chemistry, ADME, pharmacokinetics, pharmacodynamics, pharmacology and chemi-informatics, to potentially identify and develop innovative cancer drugs.

  Extensive Compound Library
  . We have rapidly assembled a collection of over 1,000,000 highly diverse, quality controlled drug-like, small molecule compounds for lead discovery by high-throughput screening. A variety of sources of compounds were employed, which included external vendors and internal combinatorial synthesis. Compounds were identified for acquisition based on our in-depth analysis for structural complexity and diversity, purity and price. Advanced chemoinformatics were employed to refine the selection of libraries from an in silico perspective. In excess of six million compounds from a diverse network of international sources were analyzed and filtered computationally to select compounds of interest based on both positive and negative selection criteria, including physiochemical parameters consistent with "drug-like" molecules and structural elements that may be toxic or rapidly metabolized. Over one million compounds were selected for acquisition using this analysis. In addition, our proprietary combinatorial synthesis platform from Bristol-Myers Squibb was used in the synthesis of over 100,000 compounds. We are committed to the continued expansion of our compound library to increase the frequency and quality of highly active lead compounds.

  Collaborative Programs

  An integral part of our strategy is to focus on strategic collaborations within different market segments. Based on the belief that our integrated discovery program can be applied to address opportunities in any market whose products can be enhanced by an understanding of DNA or proteins, we are able to address a variety of markets, including pharmaceutical, agrochemical, diagnostic, biotechnology, animal health, pesticides, crop improvement, livestock improvement and industrial enzyme products.

  Many of these industries have shorter product development cycles and lower risk than the pharmaceutical industry, while at the same time generating significant sales with double-digit product margins. By addressing these markets in combination with our partners, we are able to establish a substantial revenue stream through both committed research funding and milestone payments, while at the same time reducing the potential time to market for royalty-bearing products. In addition, because the product cycles and development risks are different, we are able to minimize our overall risk exposure in any particular industry or market.

  Human Pharmacuetical Collaborative Research Programs

  ALZHEIMER'S DISEASE. Alzheimer's disease is a progressive neurological disease that results in the loss of cognitive functions, including memory. In collaboration with Pharmacia, we are applying our genetics technologies to understand the causes of Alzheimer's disease and to determine how to stop or reverse the progression of the disease. As a result of genetic screens performed to date, Pharmacia has accepted a number of targets for which we have received milestone payments, including a particular target that may reduce the formation of structural abnormalities that are associated with Alzheimer's disease. This research is exclusively partnered with Pharmacia under the terms of our agreement with Pharmacia. We remain free to conduct independent research or collaborate with third parties in other areas of central nervous system and cognitive disorders, such as Parkinson's disease, depression and schizophrenia.

  METABOLIC SYNDROME. Metabolic syndrome is a condition that underlies many human diseases, including coronary artery disease, diabetes and obesity. This condition results in the inability of individuals to maintain essential elements of blood chemistry, such as cholesterol and blood sugar, within desirable ranges. In our collaboration with Pharmacia, we have identified and received milestone payments for several targets that may be useful in developing products to optimize the levels of both cholesterol and fat in the bloodstream. We have also identified several targets that may be useful in developing products to control Type II diabetes. This research is exclusively partnered with Pharmacia under the terms of our agreement with Pharmacia. We remain free to conduct independent research or collaborate with third parties in other areas of cardiovascular disease, including hypertension and control of heart rate, rhythm and contraction.

  MECHANISM OF ACTION PROGRAMS. Bristol-Myers Squibb and Pharmacia have provided us with a number of pharmaceutical compounds, which have interesting biological activity but whose molecular target is unknown. We have identified the mechanism of action for many of these compounds, both for Bristol-Myers Squibb and Pharmacia, and have submitted them to our partners for further development. The targets are identified through the analysis of model organisms that are either resistant or hypersensitive to the biological activity produced by the compound. Following identification, the targets are confirmed using biochemical assays. Targets and other components of the signaling pathways are then identified as candidates for further compound development. The information regarding these targets provided by our platform strongly supports a conclusion that modulating these targets leads to desirable biological activity. As a result, we believe that our partners may actively pursue many of the targets without further validation. Additionally, since many of the initial compounds can be used as the basis for developing potentially superior compounds, we believe that this approach can save as much as two years in "time to market" as compared to more traditional approaches.

  Agrochemical Collaborative Programs

  FUNGICIDES. Farmers experience significant crop losses due to fungal disease, which can destroy or prevent the normal growth of crop plants. We are developing fungal model systems, which we intend to use to identify targets that will potentially lead to the development of new, more effective fungicides. We have entered into a Mechanism of Action agreement with Dow AgroSciences pursuant to which we identify targets for specific fungicide compounds with unknown molecular targets. In consideration for research funding, milestone payments and royalties, if the compounds are successfully developed, Dow AgroSciences will receive a non-exclusive license to the targets identified by Exelixis.

  HERBICIDES. Farmers experience significant reductions in crop yields due to weeds, which compete with crops for nutrients. We are developing plant model systems, which we intend to use to identify targets that will lead to the development of new, more effective herbicides. The typical product cycle for herbicides, from initial research to commercialization, is shorter than the typical product cycle for the pharmaceutical industry. We are also currently working with Dow AgroSciences under the existing Mechanism of Action agreement to identify the molecular targets of herbicide compounds with proven activity.

  INSECTICIDES. Farmers experience significant crop losses due to damage from insects. In the past, insecticides have been a low-margin business, with limited diversity in molecular action. The product development cycle of insecticides is two to three times shorter than the typical pharmacuetical product development cycle. Recently, the market opportunity for insecticides has grown tremendously, with the most recent introduction of broad-spectrum insecticides for all uses selling $700 million to $1 billion each year, with pharmaceutical-like margins. In collaboration with Bayer, we are applying our genetics technologies to identify unique targets that may be used to develop new, more effective, broad-spectrum insecticides. As a result of genetic screens performed to date, we have identified numerous targets that may be useful in identifying new insecticides, and we has received milestone payments for delivering these targets. In addition, we have received milestone payments for the delivery of high-throughput screening assays that Bayer is using to identify and develop the active components of new insecticides. Under our collaborative arrangement, Bayer retains exclusive rights to insecticides and nematicides for crop protection. We remain free to conduct research in pesticides other than insecticides or nematicides, as well as in the development of pest-resistant crops.

  NEMATICIDES. Farmers experience significant crop losses due to damage from nematodes, small worms that infest plants. Currently, there are no products that effectively and safely control nematodes. In collaboration with Bayer, we are applying our platform technologies to identify targets that may be used to develop safer, more effective nematicides.

  PLANT TRAIT DISCOVERY. Farmers rely on seed companies to develop products that will enable them to produce their crops or livestock at a competitive cost. We have developed plant model systems to identify targets that may be used to develop crops with superior yield and improved nutritional profiles. We are working with Aventis CropScience to research, develop and commercialize novel genes found through the proprietary ACTTAG™ gene expression technology in Arabidopsis, a plant whose genome has been fully sequenced. ACCTAG technology represents a method of identifying genes associated with gain- of-function and loss-of-function phenotypes. We are screening an extensive ACCTAG-derived Arabidopsis gene collection for specific genes that can confer disease resistance, insect resistance, new morphologies, abiotic stress tolerance, improved flowering characteristics, herbicide targets, herbicide tolerance and improved nutritional qualities. In collaboration with Aventis through an equally-owned subsidiary, Agrinomics, we are working to capitalize on the use of ACTTAG in Arabidopsis.

  AGRICULTURAL MECHANISM OF ACTION PROGRAMS. Bayer and Dow AgroSciences have provided us with a number of agrochemical compounds, which have interesting biological activity but whose molecular target is unknown. We have identified the mechanisms of action for many of these compounds, and have submitted these targets to our partners for further development. The targets are identified through the analysis of model organisms that are either resistant or hypersensitive to the biological activity produced by the compound. Following identification, the targets are confirmed using biochemical assays. Targets and other components of the signaling pathways are then identified as candidates for further compound development. The information regarding these targets provided by our technology platform, indicates that modulating these targets may lead to desirable biological activity. As a result, we believe that our partners may actively pursue many of the targets without further validation.

  Proprietary Programs

  Therapeutic Areas

  ANGIOGENESIS. Angiogenesis is the formation of blood vessels. The ability to block the formation of new blood vessels could be used to kill cancer cells by depriving them of nutrients. Similarly, anti-angiogenic agents can be used to treat or prevent diabetic retinopathy, macular degeneration and psoriasis. Products that promote angiogenesis could be used to treat coronary heart disease and stroke. We have an active program, in combination with Artemis Pharmaceuticals GmbH, to identify key angiogenic and anti-angiogenic gene targets and proteins which may lead to potential therapeutic products. Zebrafish are ideal models for angiogenesis because the embryos develop outside the womb in a period of five days, the embryos are clear, allowing scientists to visually inspect organogenesis at each stage, and the embryos are able to survive without blood vessels for a period of time, as long as they are kept in highly oxygenated water. In addition, we have identified proprietary angiogenesis targets in Drosphila by studying the development of its tracheal system, which is an analogous structure to a closed circulatory system.

  CANCER. Cancer is a leading cause of death in developed countries. Cancer is caused by a number of genetic defects in cells resulting in unregulated cell growth. We have discovered and are further developing a number of small molecule drug targets, in addition to monoclonal antibody drug targets, that may selectively kill cancer cells while leaving normal cells unharmed, and may provide alternatives to current cancer therapies. By exploiting the underlying "genetic liabilities" of tumor cells, we have identified numerous targets within specific cell growth and proliferation regulatory pathways and are in the process of validating them in cell-based assays. We currently have six targets in screening.

  INFLAMMATION. Our inflammation program focuses on the role of the innate immune system, especially macrophages, in mediating the inflammatory response.  Misregulation of the innate immune system is of central importance in diseases of inflammation, such as asthma and arthritis.   Drosophila display a robust innate immune response, and their macrophages are regulated by the same effector molecules and pathways that regulate human macrophages.  Unlike vertebrates, however, they lack an adaptive immune system, which allows for more straightforward analysis of the innate response.  Drosophila is therefore useful for rapidly identifying prospective targets for treating immunological disease.  Novel targets can be validated in zebrafish, which has all the immune cell types of mammals, with the advantage of more rapid analysis.  We are working in collaboration with universities to identify targets that control inflammation, and have identified several targets to date.

  Agricultural

  ANIMAL HEALTH. Livestock producers experience significant losses due to disease, and incur significant costs to control insects, parasites and other pests. Companion animals also represent a significant opportunity for products that control pests such as fleas, ticks and heartworms. During the course of conducting research in the area of insecticides and nematicides in our collaboration with Bayer, we have identified and will continue to identify targets that may be used to develop animal health products. Under the terms of our collaboration with Bayer, we remain free to use the technology developed to pursue animal health opportunities independently or in collaboration with third parties.

  PLANT TRAITS. Farmers rely on seed companies to develop products that will enable them to produce their crops at a competitive cost. We have developed plant genetic model systems enabling us to identify genetic targets to create crops with superior yield and improved nutritional profiles.

  NUTRACEUTICALS. Nutraceuticals are nutrients in foods that may provide health benefits and prevent or treat diseases. Our micro-tomato model system program allows us to rapidly identify specific genes that regulate the levels of phytochemicals, including carotenoids, flavonoids and other compounds that have positive health benefits. We have filed patent applications on the use of activation tagging technology in tomatoes and have already produced a collection of more than 5,000 lines that we are currently using for nutraceutical analyses. In addition to screening for increased levels of nutraceuticals, the collection can be used to screen for new therapeutics, antimicrobial compounds, colorants and metabolites of interest to the cosmetic industry, as well as high-throughput screening for new drugs of interest to the pharmaceutical industry.

  Corporate Collaborations

  It is part of our strategy to establish collaborations with major pharmaceutical and agrochemical companies based on the strength of our technologies and biological expertise and capabilities. We intend to establish additional collaborations with leading companies in their respective fields in order to support additional development of our proprietary products. Through these collaborations, we obtain license fees and research funding, together with the opportunity to receive milestone payments and royalties from research results and subsequent product development. In addition, many of our collaborations have been structured strategically to provide us access to technology to advance our internal programs, saving both time and money, while at the same time retaining rights to use the same information in different industries. Our collaborations with leading companies in the agrochemical industries allow us to continue to expand our internal development capabilities while providing our partners with novel targets and assays. Since we believe that agrochemical products have reduced development time and lower risk, we expect to be able to maximize our potential future revenue stream through partnering in multiple industries.

  In 2000, Bayer accounted for approximately 53% of our revenues, and Pharmacia accounted for approximately 36% of our revenues. The loss of revenues from these agreements would have a material adverse effect on our business, financial condition and results of operations.

  Bayer Corporation

  In December 1999, we established Genoptera LLC, a Delaware limited liability company, with Bayer Corporation to develop insecticides and nematicides for crop protection. As part of the formation of this joint venture, Bayer has paid us, through Genoptera, license fees and research commitment fees of $20.0 million and will provide eight years of research funding through 2007 at a minimum level of $10.0 million per year (for a total of $100 million of committed fees and research support). Bayer owns 60% of Genoptera and we own the remaining 40%. The formation of this joint venture is an outgrowth of, and replaces, the contractual collaboration first established with Bayer AG (the corporate parent of Bayer Corporation) in May 1998. Bayer will pay Genoptera milestones and royalties on products developed by it resulting from the Genoptera research, and we will pay Genoptera royalties on certain uses of technology arising from such research.

  Either Bayer or Exelixis may terminate the Genoptera research efforts after eight years. In addition, Bayer may terminate the joint venture or buy out our interest in the joint venture under specified conditions, including, by way of example, failure to agree on key strategic issues after a period of years, the acquisition of our Company by another company or the loss of key personnel that we are unable to replace with individuals acceptable to Bayer.

  Pharmacia

  In February 1999, we established a five-year collaboration with Pharmacia Corporation to identify targets in the fields of Alzheimer's disease, Type II diabetes and associated complications of metabolic syndrome, a condition that comprises much of diabetes, obesity and portions of cardiovascular disease. In October 1999, this collaboration was expanded to include mechanism of action work designed to identify biological targets of agents already identified by Pharmacia as having activity in these fields. Under this agreement, Pharmacia paid us a license fee and provides ongoing research support. Pharmacia will also pay us milestone payments based on target selection and royalties in the event that products result from the targets that we identify.

  Pharmacia has advised us that certain of its research operations will become the basis for a new European enterprise. This new enterprise will have the exclusive right to certain of the research work currently being conducted under our agreement with Pharmacia, including the development and commercialization of products from those efforts. We are currently negotiating an amendment to our existing agreement to assign the research work and funding commitments in this research area to this new enterprise that will continue funding through at least the first quarter of 2002. Although our current negotiations include the possibility of our obtaining certain product rights from our research efforts to be conducted for the new enterprise, there can be no assurance that we will successfully conclude an agreement including such terms or that funding, if any, for the assigned portion of the research program will be maintained at the levels currently being funded beyond the first quarter of 2002. Either party may terminate the research at the end of the third year of the collaboration, the fifth year or any subsequent year. Pharmacia may terminate the research at any time with advance written notice in the event of our failure to find an acceptable replacement for a particular key employee or in the event of conflicting material third-party intellectual property rights.

  In conjunction with the establishment of our research collaboration, Pharmacia purchased 1,875,000 shares (adjusted for a 4-to-3 reverse stock split) of Exelixis Series D preferred stock for a purchase price of $7.5 million, and also made us an interest-free loan of $7.5 million. The loan was evidenced by a promissory note that was convertible into shares of Exelixis common stock at a price per share equal to 120% of the initial public offering price of $13.00 per share. Pharmacia converted the promissory note into 480,769 shares of Exelixis common stock in July 2000.

  Aventis Cropscience

  In July 1999, Exelixis Plant Sciences, formerly Agritope, and Aventis CropScience formed Agrinomics LLC to focus on research, development and commercialization of products in the field of agricultural functional genomics. Exelixis Plant Sciences owns a 50% interest in Agrinomics, and Aventis CropScience owns the remaining 50% interest.

  Under the terms of the Agrinomics agreement, Aventis has agreed to make capital contributions in cash totaling $20 million over a five-year period. To date, a total of $11.0 million has been made to support the first 18 months of Agrinomics' operations. Exelixis Plant Sciences contributed the ACTTAG technology, a collection of seeds generated using the ACTTAG techniques and expertise in molecular and cell biology. In addition, Exelixis Plant Sciences will perform research work at its Oregon research facility, greenhouses and farm. Aventis CropScience will provide high-throughput screening, robotics, microarray and bioinformatics technologies and support and perform research work at its Research Triangle Park research facility and at other locations.

  Bristol Myers Squibb

  In September 1999, we entered into a three-year research collaboration with Bristol-Myers Squibb to identify the mechanism of action of compounds delivered to us by Bristol-Myers Squibb. We do not know the identity and function of these compounds, including their field of activity, prior to their delivery.

  Under this agreement, the parties agreed to a non-exclusive cross-license of research technology. We granted Bristol-Myers Squibb the right to use our proprietary technology covering C. elegans and D. melanogaster genetics, and in exchange, Bristol-Myers Squibb transferred to us combinatorial chemistry hardware and software, together with related intellectual property rights, which had been developed by Bristol-Myers Squibb. The technology received from Bristol-Myers Squibb under this agreement will expedite the development of our compound discovery capabilities.

  Under the agreement, Bristol-Myers Squibb pays us a technology access fee and research support payments, as well as additional milestones and royalties based on achievements in the research and commercialization of products.

  Dow Agrosciences

  In July 2000, we established a three-year research collaboration with Dow AgroSciences to identify the mechanism of action of herbicides and fungicides delivered to us by Dow AgroSciences. We do not know the identity and function of these compounds prior to their delivery.

  Under this agreement, we receive access to a collection of proprietary compounds from Dow AgroSciences that may be useful in our human therapeutic drug discovery programs.

  We expect to identify and validate targets and format assays that will be used by Dow AgroSciences to develop new classes of fungicides and herbicides. Dow AgroSciences will pay us research support fees as well as milestone payments and royalties based on achievements in the research and commercialization of these products.

  Biotech Collaborations

  Exelixis enjoys collaborations with leading biotechnology product developers and solutions providers, among them Affymetrix, Agilent, Genemachines, Orchid BioSciences and Sangamo. These relationships enable us to continuously update and enhance our technology base at a minimal cost, and at the same time facilitate research and development efforts for the Company.

  Academic and Government Collaborations

  In order to enhance our research and technology access, we have established key relationships with government agencies and major academic centers in the U.S. and Europe. Our government collaborators include a number of U.S. Department of Agriculture campuses, and we maintain over ten academic collaborations with investigators at such institutions as Stanford University, Columbia University, University of Cologne, The Rockefeller Institute and the University of North Carolina. The purpose of these government and academic collaborations is to continuously improve our core technology and to facilitate the establishment of new discovery programs.

  We will continue to establish strategic collaborations with government agencies and academic centers. We will seek to retain significant rights to develop and market products arising from our strategic alliances. In addition, we will continue to invest our own funds in certain specific areas and product opportunities with the aim of maintaining, enhancing and extending our core technology, as well as increasing our opportunities to generate greater revenue from such activities.

  Competition

  We face intense competition in the different market segments we are pursuing. There are many companies that have or are developing capabilities in the use of model systems to identify new products. In addition, there are many companies focused on the development of small molecule pharmaceuticals. Many genomics companies are expanding their capabilities, using a variety of techniques, to determine gene function and to develop products based on gene function. Our potential competitors in the field are many in number and include major pharmaceutical and agricultural companies, diagnostic companies, specialized biotechnology companies, genomics companies and academic institutions and universities.

  Many of our potential competitors have significantly more financial, technical and other resources than we do, which may allow them to have a competitive advantage. We are aware that companies focused specifically on other model systems such as mice and yeast have alternative methods for identifying product targets. In addition, pharmaceutical, biotechnology and genomics companies and academic institutions are conducting work in this field. In the future, we expect the field to become more competitive with companies and academic institutions seeking to develop competing technologies.

  Any products that we may develop or discover through application of our technologies will compete in highly competitive markets. Many of our potential competitors in these markets have substantially greater financial, technical and personnel resources than we do, and we cannot assure you that they will not succeed in developing technologies and products that may render our technologies and products and those of our collaborators obsolete or noncompetitive. In addition, many of our competitors have significantly greater experience than we do in their respective fields.

  Proprietary Rights

  We seek patent protection in the United States and corresponding international markets for the plant and animal genes and gene functions, proteins, antibodies, biotherapeutics and small molecule pharmaceutical and agricultural products that we discover, as well as genetic and informatic methods and technology improvements for discovering such genes, functions, proteins, antibodies, biotherapeutics and small molecule pharmaceutical and agricultural products. Our intellectual property strategy is designed to provide us with freedom to operate and facilitate commercialization of our current and future products. Our patent portfolio includes a total of 33 issued U.S. patents. U.S. patent no. 4,670,388, exclusively licensed from Carnegie Institution of Washington, has the earliest patent expiration date, which is June 2, 2004. We are the assignee or exclusive licensee of three allowed and 97 pending U.S. patent applications and corresponding international or foreign patent applications related to our genetic and comparative genomic technologies, gene and protein targets and specialized screens, and the application of these technologies to diverse industries including agriculture, pharmaceuticals and diagnostics. Of the total issued U.S. patents, Exelixis Plant Sciences (formerly Agritope) adds an additional 16 issued U.S. patents, 14 pending U.S. patent applications and corresponding international or foreign patents and patent applications. An additional nine U.S. patent applications have been filed as part of the joint venture with Aventis CropScience.

  We also rely in part on trade secret protection of our intellectual property. We try to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees and consultants also sign agreements requiring that they assign to Exelixis their interests in patents and other intellectual property arising from their work for Exelixis. All employees sign an agreement not to engage in any conflicting employment or activity during their employment with us, and not to disclose or misuse our confidential information. However, it is possible that these agreements may be breached or invalidated and if so, there may not be an adequate corrective remedy available. Accordingly, we cannot ensure that employees, consultants or third parties will not breach the confidentiality provisions in our contracts or infringe or misappropriate our patents, trade secrets and other proprietary rights, or that measures we are taking to protect our proprietary rights will be adequate.

  In the future, third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend ourselves against such claims, whether they are with or without merit and whether they are resolved in favor of or against our licensors, or us we may face costly litigation and diversion of management's attention and resources. As a result of such disputes, we may have to develop costly non-infringing technology, or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all, which could seriously harm our business or financial condition.

  Employees

  As of December 31, 2000, we had 357 full-time employees, 142 of whom hold Ph.D. and/or M.D. degrees and 283 of whom were engaged in full- time research activities. We plan to expand our corporate development programs and hire additional staff as corporate collaborations are established and we expand our internal development programs. Our success will depend upon our ability to attract and retain employees. We face competition in this regard from other companies in the biotechnology, pharmaceutical and high technology industries as well as research and academic institutions. None of our employees are represented by a labor union, and we consider our employee relations to be good.

  Risk Factors

  We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.

  We have incurred net losses each year since our inception, including a net loss of approximately $75.3 million for the year ended December 31, 2000. As of that date, we had an accumulated deficit of approximately $130.0 million. We expect these losses to continue and anticipate negative cash flow for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain or increase profitability.

  We will need additional capital in the future, which may not be available to us.

  Our future capital requirements will be substantial, and will depend on many factors including:

    payments received under collaborative agreements;

    the progress and scope of our collaborative and independent research and development projects;

    our need to expand our product development efforts as well as develop manufacturing and marketing capabilities to commercialize products; and

    the filing, prosecution and enforcement of patent claims.

  We anticipate that our current cash and cash equivalents, short-term investments and funding to be received from collaborators will enable us to maintain our currently planned operations for at least the next two years. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect. We may be unable to raise sufficient additional capital when we need it, on favorable terms, or at all. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that would restrict our ability to incur further indebtedness. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

  Difficulties we may encounter managing our growth may divert resources and limit our ability to successfully expand our operations.

  We have experienced a period of rapid and substantial growth that has placed, and our anticipated growth in the future will continue to place, a strain on our administrative and operational infrastructure. As our operations expand, we expect that we will need to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, acquisitions involve the integration of different financial and management reporting systems. We may not be able to successfully integrate the administrative and operational infrastructure without significant additional improvements and investments in management systems and procedures.

  We are dependent on our collaborations with major companies. If we are unable to achieve milestones, develop products or renew or enter into new collaborations, our revenues may decrease and our activities may fail to lead to commercialized products.

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

  We currently have collaborative research agreements with Bayer, Pharmacia, Bristol-Myers Squibb, Dow AgroSciences and Aventis. Our current collaborative agreement with Bayer is scheduled to expire in 2008, after which it will automatically be extended for one-year terms unless terminated by either party upon 12-month written notice. Our agreement permits Bayer to terminate our collaborative activities prior to 2008 upon the occurrence of specified conditions, such as the failure to agree on key strategic issues after a period of years or the acquisition of Exelixis by certain specified third parties. Similarly, our collaborative agreement with Pharmacia allows either party to terminate our research collaboration at the conclusion of its third year in 2002, at the conclusion of its fifth year in 2004, or any subsequent year. Pharmacia has advised us that certain of its research operations will become the basis for a new European enterprise. This new enterprise will have the exclusive right to certain of the research work currently being conducted under our agreement with Pharmacia, including the development and commercialization of products from those efforts. We are currently negotiating an amendment to our existing agreement to assign the research work and funding commitments in this research area to this new enterprise that will continue funding through at least the first quarter of 2002. Although our current negotiations include the possibility of our obtaining certain product rights from our research efforts to be conducted for the new enterprise, there can be no assurance that we will successfully conclude an agreement including such terms or that funding, if any, for the assigned portion of the research program will be maintained at the levels currently being funded beyond the first quarter of 2002. The Pharmacia agreement may also be terminated in the event of a conflict over material third- party intellectual property rights. Our collaborative agreement with Bristol- Myers Squibb expires in September 2002. Our collaborative agreement with Dow AgroSciences is scheduled to expire in July 2003, after which Dow AgroSciences has the option to renew on an annual basis. Our collaborative research arrangement with Aventis is scheduled to expire in June 2004. Thereafter, the arrangement renews annually unless Aventis terminates automatic renewal prior to the scheduled date of renewal. The Aventis arrangement is conducted through a limited liability company, Agrinomics, which is owned equally by Aventis and Exelixis. Aventis may surrender its interest in Agrinomics and terminate the related research collaboration prior to the scheduled expiration upon the payment of the subsequent year's funding commitment. In addition, both our agreements with Bayer and Pharmacia are subject to termination at an earlier date if certain specified individuals are no longer employed by us and we are unable to find replacements acceptable to Bayer or Pharmacia, as the case may be. In the case of Pharmacia, the right is triggered if either of two specified individuals directly involved in the research program cease to be employed by us. In the case of Bayer, the right is triggered if two or more of our Chief Executive Officer, Chief Scientific Officer, Agricultural Biotechnology Program Leader and Chief Informatics Officer cease to have a relationship with us within six months of each other.

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

  Initially, we will rely on our collaborators to develop and commercialize products based on our research and development efforts. We have limited or no experience in using the targets that we identify to develop our own proprietary products. Our recent success in applying our drug development capabilities to our proprietary targets in cancer are subject to significant risk and uncertainty, particularly with respect to our ability to meet currently estimated timelines and goals for completing preclinical development efforts and filing an Investigational New Drug Application for compounds developed. In order for us to commercialize products, we would need to significantly enhance our capabilities with respect to product development, and establish manufacturing and marketing capabilities, either directly or through outsourcing or licensing arrangements. We may not be able to enter into such outsourcing or licensing agreements on commercially reasonable terms, or at all.

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

  Our success will depend in part on our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. We will continue to apply for patents covering our technologies and products as and when we deem appropriate. However, these applications may be challenged or may fail to result in issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patents. In addition, our patents may be challenged, invalidated or fail to provide us with any competitive advantages.

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

  We work with scientific advisors and collaborators at academic and other institutions that assist us in our research and development efforts. These scientists are not our employees and may have other commitments that would limit their availability to us. Although our scientific advisors and collaborators generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services. In addition, although our scientific advisors and collaborators sign agreements not to disclose our confidential information, it is possible that valuable proprietary knowledge may become publicly known through them.

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

  Laws and regulations may reduce our ability to sell genetically engineered products that our collaborators or we develop in the future.

  Our collaborators or we may develop genetically engineered agricultural and animal products. The field-testing, production and marketing of genetically engineered products are subject to regulation by federal, state, local and foreign governments. Regulatory agencies administering existing or future regulations or legislation may prevent us from producing and marketing genetically engineered products in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our product development programs and the commercialization of products.

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

    acquisitions of other companies or technologies; and

    general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

    the potential loss of key collaborators of the acquired companies;

    lack of synergy, or the inability to realize expected synergies, resulting from the acquisition; and

    acquired intangible assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired company.

  Mergers and acquisitions, including our recent acquisition of Agritope, Inc., are inherently risky, and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations.

  If product liability lawsuits are successfully brought against us, we could face substantial liabilities that exceed our resources.

  We may be held liable if any product our collaborators or we develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Although we intend to obtain general liability and product liability insurance, this insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or to otherwise protect ourselves against potential product liability claims could prevent or inhibit the commercialization of products developed by our collaborators or us.

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

  If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity- related securities in the future at a time and price that we deemed appropriate. In October 2000, a significant number of shares of our common stock held by existing stockholders became freely tradable, subject in some instances to the volume and other limitations of Rule 144. Sales of these shares and other shares of common stock held by existing stockholders could cause the market price of our common stock to decline.

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

  ITEM 2. PROPERTIES

  We currently have commitments to lease an aggregate of 178,000 square feet of office and laboratory facilities in South San Francisco, California in three buildings. The first building lease, for 33,000 square feet, expires on July 31, 2005. The second building lease is for two buildings, one for 70,000 square feet and the other for 50,000 square feet currently under construction, and expires 17 years from the rent commencement date. Under this second building lease, we have two five-year options to extend the term prior to expiration. We are also currently a sublessee of approximately 25,000 square feet in a nearby building until such time as the building under construction is completed. We also lease approximately 17,000 square feet of office and laboratory space in Portland, Oregon and own a 15-acre farm in Woodburn, Oregon. Greenhouse capacity at the farm currently totals 50,000 square feet. The lease in Portland expires on February 28, 2003, and there is an option to renew for an additional five years.

  We believe that our present facilities will be sufficient for a minimum of 18 months. Depending on our growth, we believe that we may require additional space thereafter and will seek additional facilities.

  ITEM 3. LEGAL PROCEEDINGS

  We are not party to any material legal proceedings.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

  PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock has traded on the Nasdaq National Market under the symbol "EXEL" since April 11, 2000. The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock as reported by the Nasdaq National Market:

                                        Common Stock Price
                                      -------------------
                                        High       Low
                                      --------- ---------
Quarter Ended December 31, 2000....... $32.94    $11.56
Quarter Ended September 30, 2000...... $49.25    $31.38
Quarter Ended June 30, 2000........... $33.94    $14.00

  On March 12, 2001 the last reported sale price on the Nasdaq National Market for our common stock was $8.75 per share.

  Holders

  As of March 12, 2001 there were approximately 485 stockholders of record of Exelixis common stock.

  Dividends

  Since inception, we have not paid dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and currently do not plan to pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

  Use of Proceeds from the Sale of Registered Securities

  In May 2000, we completed our initial public offering for aggregate proceeds of approximately $136.0 million. In connection with the offering, we paid a total of approximately $9.5 million in underwriting discounts and commissions and $1.8 million in other offering costs and expenses. After deducting the underwriting discounts and commissions and the offering costs and expenses, our net proceeds from the offering were approximately $127.5 million.

  From the time of receipt through December 31, 2000, the proceeds from the offering were used for research and development activities, capital expenditures, working capital, merger and acquisition expenses and other general corporate purposes. In the future, we intend to use the remaining net proceeds in a similar manner. As of December 31, 2000, $112.6 million of the proceeds remained available and were primarily invested in short-term marketable securities.

  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated historical information has been derived from the audited consolidated financial statements of Exelixis. The financial information as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 are derived from audited consolidated financial statements and are included elsewhere in this Annual Report on Form 10-K. The following Selected Consolidated Financial Data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Consolidated Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

                                                                                   Year Ended December 31,
                                                                    ----------------------------------------------------
                                                                       2000       1999       1998      1997       1996
                                                                    ---------  ---------  --------  ---------  ---------
                                                                           (In thousands, except per share data)
Statement of Operations Data:
License..................................................           $   3,776  $   1,046  $    139  $      -- $       --
Contract and government grants...........................              20,983      9,464     2,133         --         --
                                                                    ---------  ---------  --------  ---------  ---------
     Total revenues......................................              24,759     10,510     2,272         --         --
                                                                    ---------  ---------  --------  ---------  ---------
Operating Expenses:
  Research and development..............................               48,456     21,653    12,096      8,223      4,120
  Selling, general and administrative...................               18,907      7,624     5,472      3,743      1,475
  Acquired in-process research and development..........               38,117         --        --         --         --
  Amortization of intangibles...........................                  260         --        --         --         --
                                                                    ---------  ---------  --------  ---------  ---------
     Total Operating Expenses...........................              105,740     29,277    17,568     11,966      5,595
                                                                    ---------  ---------  --------  ---------  ---------
Loss from Operations....................................              (80,981)   (18,767)  (15,296)   (11,966)    (5,595)

Interest and other income (expense), net................                5,569         46       (50)       470        284
                                                                    ---------  ---------  --------  ---------  ---------
Equity in net loss of affliated company.................                   --         --      (320)        --         --
Minority interest in consolidated subsidiary net loss...                  101         --        --         --         --
                                                                    ---------  ---------  --------  ---------  ---------
Net loss................................................            $ (75,311) $ (18,721) $(15,666) $ (11,496) $  (5,311)

Basic and diluted net loss per share....................            $   (2.43) $   (4.60) $  (7.88) $   (9.97) $   (4.50)
Shares used in computing basic and
  diluted net loss per share............................               31,031      4,068     1,988      1,154      1,180

                                                                                        December 31,
                                                                    ----------------------------------------------------
                                                                       2000       1999       1998      1997       1996
                                                                    ---------  ---------  --------  ---------  ---------
                                                                                       (In thousands)
Balance Sheet Data:
Cash, cash equivalents, and short-term
  investments.........................................             $  112,552  $   6,904  $  2,058  $   9,715  $   8,086
Working capital.......................................                 96,019       (672)      182      7,619      6,686
Total assets..........................................                204,544     18,901     8,981     15,349      9,747
Long-term obligations, less
  current portion.....................................                  7,976     11,132     2,566      1,759      1,104
Deferred stock compensation...........................                (10,174)   (14,167)   (1,803)      (102)       (59)
Accumulated deficit...................................               (130,038)   (54,727)  (36,006)   (20,340)    (8,844)
Total stockholders' equity (defecit)..................                162,734    (49,605)  (35,065)   (20,364)    (8,853)

  ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

  The following discussion and analysis contains forward-looking statements that are based upon current expectations. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" as well as those discussed elsewhere in this Annual Report on Form 10-K . You should read the following discussion and analysis in conjunction with the "Selected Consolidated Financial Data" and the financial statements and notes thereto included in this Annual Report on Form 10-K. Historical operating results are not necessarily indicative of results that may occur in future periods.

  Overview

  We believe that we are a leader in the discovery and validation of high- quality novel targets for several major human diseases, and a leader in the discovery of potential new drug therapies, specifically for cancer and other proliferative diseases. Our mission is to develop proprietary cancer products by leveraging our integrated discovery platform to increase the speed, efficiency and quality of pharmaceutical and agricultural product discovery and development.

  Through our expertise in comparative genomics and model system genetics, we are able to find new drug targets that we believe would be difficult or impossible to uncover using other experimental approaches. Our pharmaceutical research identifies novel genes and proteins expressed by those genes that, when changed, either decrease or increase the activity in a specific disease pathway in a therapeutically relevant manner. These genes and proteins then represent either potential product targets or drugs that may treat disease, or prevent disease initiation or progression.

  We have established commercial collaborations with Aventis CropScience, Bayer, Bristol-Myers Squibb, Dow AgroSciences and Pharmacia, which provide us with substantial funding, including licensing fees, research funding, milestone payments when specific objectives are met and royalties if our partners successfully develop and commercialize products. In addition, many of these collaborations provide us with access to strategic technologies. Committed funding, which does not include milestones or royalties, from these collaborators totals over $210 million. Revenues from these collaborations were $24.8 million in 2000, $10.5 million in 1999 and $2.3 million in 1998.

  Our sources of potential revenue for the next several years are likely to include upfront license and other fees, funded research payments under existing and possible future collaborative arrangements, milestone payments and royalties from our collaborators based on revenues received from any products commercialized under those agreements. Since inception we have funded our operations primarily through private placements of preferred stock, revenues received from collaborative arrangements, equipment lease financing and loan facilities and our initial public offering.

  We have incurred operating losses in each of the last three years with net losses of approximately $75.3 million in 2000, $18.7 million in 1999 and $15.7 million in 1998. As of December 31, 2000, Exelixis had an accumulated deficit of approximately $130.0 million. Exelixis' losses have resulted principally from costs associated with research and development activities, investment in core technologies and general and administrative functions. As a result of planned expenditures for future research and development activities, Exelixis expects to incur additional operating losses for the foreseeable future.

  Exelixis Plant Sciences (formerly Agritope)

  In December 2000, Exelixis completed its acquisition of Agritope, Inc. As a result of the acquisition, Agritope became a wholly-owned subsidiary of Exelixis, and we subsequently changed its name to Exelixis Plant Sciences, Inc. ("Exelixis Plant Sciences" or "Agritope"). The transaction, which was accounted for under the purchase method of accounting, was effected through the exchange of 0.35 of a share of Exelixis common stock for each outstanding share of Agritope capital stock. Approximately 1.7 million shares of Exelixis common stock were issued in connection with the transaction. In addition, unexpired and unexercised options and warrants to purchase shares of Agritope capital stock were assumed by Exelixis pursuant to the transaction and converted into fully vested options and warrants to purchase approximately 880,000 shares of Exelixis common stock.

  The purchase price, which for financial accounting purposes was valued at $93.5 million, was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by an independent valuation. As a result of this transaction, we recorded expense associated with the purchase of in-process research and development of $38.1 million, net tangible liabilities of $3.6 million, and intangible assets (including goodwill) of $51.8 million, the majority of which will be amortized over 15 years.

  Exelixis Plant Sciences is an agricultural biotechnology company that develops improved plant products and provides technology for the agricultural industry and is comprised of two business segments: Research and Development and a majority-owned subsidiary, Vinifera, Inc., which propagates and markets grapevines to the U.S. premium wine grape production industry.

  Through proprietary processes, Vinifera propagates and grafts grapevine plants for sale to vineyards and to growers of table grapes. The grapevine propagation business of Vinifera is not material to Exelixis' consolidated financial statements, and therefore there will be no separate reporting of this segment. Exelixis considers grapevine propagation to be an ancillary business.

  Artemis Pharmaceuticals

  In June 1998, Exelixis purchased a minority interest in Artemis Pharmaceuticals, a genetics company located in Cologne, Germany. Exelixis also entered into certain non-exclusive license agreements providing Artemis with access to its technologies. In September 1998, Exelixis entered into a five-year cooperation agreement with Artemis under which they agreed to share technology and business opportunities as they arise. While either party may terminate this agreement at any time, Exelixis believes that the agreement provides it a significant opportunity to access complementary genetic research. Exelixis has no financial obligation to fund Artemis. Exelixis accounts for its investment in Artemis under the equity method of accounting.

  MetaXen Asset Acquisition

  In July 1999, Exelixis acquired substantially all the assets of MetaXen, a biotechnology company focused on molecular genetics. In addition to paying cash consideration of $0.9 million, Exelixis assumed a note payable relating to certain acquired assets with a principal balance of $1.1 million. Exelixis also assumed responsibility for a facility lease relating to the office and laboratory space occupied by MetaXen. See Note 6 of Notes to Consolidated Financial Statements.

  At the time of the acquisition, MetaXen had an existing research collaboration with Eli Lilly & Company. This agreement provided for sponsored research payments to be made to MetaXen. The scope of work under the agreement was completed by Exelixis in October 1999. Accordingly, it received and recognized revenues of approximately $0.2 million in fulfillment of that arrangement.

  Revenue Recognition

  License, research commitment and other non-refundable payments received in connection with research collaboration agreements are deferred and recognized on a straight-line basis over the relevant periods specified in the agreements, generally the research term. Exelixis recognizes contract research revenues as services are performed in accordance with the terms of the agreements. Any amounts received in advance of performance are recorded as deferred revenue.

  Product sales are recognized when the products are shipped and title passes to the purchaser.

  Results of Operations

  Comparison of Fiscal Years Ended December 31, 2000, 1999 and 1998

  Total Revenues

  Total revenues were $24.8 million for the year ended December 31, 2000, compared to $10.5 million in 1999 and $2.3 million in 1998. License and contract revenues earned in 1998 were related to Exelixis' collaboration with Bayer. Revenues increased in 1999 primarily due to the addition of the Pharmacia research agreement. During 2000, revenues continued to increase due to additional license and contract revenues earned from existing collaborations with Bayer, Pharmacia and Bristol-Myers Squibb, our new collaboration with Dow AgroSciences, and the acquisition of Agritope.

  Research and Development Expenses

  Research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs, supplies and depreciation of facilities and laboratory equipment. Research and development expenses were $48.5 million for the year ended December 31, 2000, compared to $21.7 million in 1999 and $12.1 million in 1998. The increases were due primarily to increased staffing and other personnel-related costs and non-cash stock compensation expense (as described below). These expenses were incurred to support new collaborative arrangements and Exelixis' internal self-funded research efforts, including increased expenses related to the acquisitions of MetaXen and Agritope. Exelixis expects to continue to devote substantial resources to research and development, and it expects that research and development expenses will continue to increase in absolute dollar amounts in the future.

  General and Administrative Expenses

  General and administrative expenses consist primarily of personnel costs to support Exelixis' activities, facilities costs and professional expenses, such as legal fees. General and administrative expenses were $18.9 million for the year ended December 31, 2000, compared to $7.6 million in 1999 and $5.5 million in 1998. The increase in general and administrative expenses in 2000 compared to 1999 related primarily to increased recruiting expenses, non-cash stock compensation expense (as described below) and rent for facilities and expenses associated with moving into our new corporate headquarters. The increase in general and administrative expenses in 1999 compared to 1998 related primarily to increased legal expenses, non-cash stock compensation expense (as described below) and rent for facilities and lease expenses for equipment. Exelixis expects that its general and administrative expenses will increase in absolute dollar amounts in the future as it expands its business development, legal and accounting staff, adds infrastructure and incurs additional costs related to being a public company, including directors' and officers' insurance, investor relations programs and increased professional fees.

  Stock Compensation Expense

  Deferred stock compensation for options granted to employees is the difference between the deemed value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. Deferred stock compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services."

  In connection with the grant of stock options to employees and consultants, Exelixis recorded deferred stock compensation of approximately $10.0 million in the year ended December 31, 2000, compared to $15.9 million in 1999 and $2.4 million in 1998. These amounts were recorded as a component of stockholders' equity (deficit) and are being amortized as charges to operations over the vesting periods of the options. Exelixis recorded amortization of deferred stock compensation of approximately $14.0 million for the year ended December 31, 2000, compared to $3.5 million in 1999 and $0.7 million in 1998. See Note 10 of Notes to Consolidated Financial Statements.

  Acquired In-Process Research and Development

  In connection with the Agritope purchase we recorded expense of $38.1 million relating to acquired in-process research and development. The valuation of the purchased in-process research and development was based upon the results of an independent valuation using the income approach for each of the ten projects in- process. The in-process projects relate primarily to the development of disease and insect resistant fruits and vegetables and are expected to be completed over approximately the next three to six years. The income approach estimates the value of each acquired project in-process based on its expected future cash flows. The valuation analysis considered the contribution of the core technology as well as the percent complete of each in-process research and development project. The expected present value of the cash flows associated with the in- process research and development projects was computed using a risk adjusted rate of return of 35% which is considered commensurate with the overall risk and percent complete of the in-process projects. The purchased technology was not considered to have reached technological feasibility, and it has no alternative future use, accordingly, it has been recorded as a component operating expense.

  Interest Income (Expense), Net

  Net interest income was $5.6 million for the year ended December 31, 2000, compared to $46,000 of net income in 1999 and $50,000 of net expense in 1998. Interest income (expense), net consists of amounts earned on cash, cash equivalents and short-term investments, substantially offset by interest expense incurred on notes payable and capital lease obligations. The increase in 2000 over the previous years primarily relates to interest income earned on the proceeds from Exelixis' initial public offering.

  Minority Interest and Equity in Net Loss of Affiliated Company

  Minority interest in subsidiary net loss represents the minority shareholders' portion of Vinifera's operating loss. Net loss reported by Exelixis which is attributable to the minority shareholders was approximately $0.1 million in 2000. Since we own greater than 50% of Vinifera, we consolidate Vinifera's operating results; a portion of which is then allocated to the minority shareholders as minority interest in proportion to their ownership interest, partially offsetting our operating loss.

  During the year ended December 31, 1998, Exelixis recorded a loss of $0.3 million representing its share of the loss recorded by Artemis using the equity method of accounting. As this loss reduced Exelixis' investment in and receivables from Artemis to zero, no subsequent loss amounts have been recorded in the statements of operations.

  Income Taxes

  Exelixis has incurred net operating losses since inception and, consequently, has not recorded any federal or state income taxes.

  As of December 31, 2000, Exelixis had federal net operating loss carryforwards of approximately $104.4 million. Exelixis also had federal research and development credit carryforwards of approximately $4.8 million. If not utilized, the net operating loss and credit carryforwards expire at various dates beginning in 2005. Under the Internal Revenue Code, as amended, and similar state provisions, certain substantial changes in Exelixis' ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. Annual limitations may result in the expiration of net operating loss and credit carry forwards before they are used. See Note 11 of Notes to Consolidated Financial Statements.

  Liquidity and Capital Resources

  Since inception, Exelixis has financed its operations primarily through private placements of preferred stock, loans, equipment lease financings and other loan facilities and payments from collaborators. In addition, during the second quarter of 2000, Exelixis completed its initial public offering raising $124.7 million in net cash proceeds. Exelixis intends to use the proceeds for research and development activities, capital expenditures, working capital and other general corporate purposes. As of December 31, 2000, Exelixis had approximately $112.6 million in cash, cash equivalents and short-term investments.

  Exelixis' operating activities used cash of $12.9 million for the year ended December 31, 2000, compared to $7.3 million in 1999 and $12.7 million in 1998. Cash used in operating activities related primarily to funding net operating losses, partially offset by an increase in deferred revenue from collaborators and non-cash charges related to acquired in-process research and development, depreciation and amortization of deferred stock compensation.

  Exelixis' investing activities used cash of $96.4 million for the year ended December 31, 2000, compared to $6.5 million in 1999 and $0.5 million in 1998. The use of cash for 2000 consists primarily of $135.8 million invested in short- term investments, partially offset by proceeds from maturities of short-term investments of $44.7 million. Investing activities consist primarily of purchases of property, equipment and short-term investments. Exelixis expects to continue to make significant investments in research and development and its administrative infrastructure, including the purchase of property and equipment to support its expanding operations.

  Exelixis' financing activities provided cash of $123.5 million for the year ended December 31, 2000, compared to $17.1 million in 1999 and $7.6 million in 1998. These amounts consisted primarily of proceeds from Exelixis' initial public offering and sales of preferred stock, and amounts received under various financing arrangements.

  Exelixis believes that its current cash and cash equivalents, short-term investments and funding to be received from collaborators, will be sufficient to satisfy its anticipated cash needs for at least the next two years. However, it is possible that Exelixis will seek additional financing within this timeframe. Exelixis may raise additional funds through public or private financing, collaborative relationships or other arrangements. Exelixis cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to Exelixis. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Exelixis' failure to raise capital when needed may harm its business and operating results.

  Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivatives and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. To date, the Company has not engaged in derivative or hedging activities.

  In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion ("APB") 25", which was generally effective July 1, 2000. Interpretation No. 44 did not have any material impact on the Company's consolidated financial statements.

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Our investments are only subject to interest rate risk and our interest income may fluctuate due to changes in U.S. interest rates. By policy, we limit our investments to money market instruments, debt securities of U.S. government agencies and debt obligations of U.S. corporations. We manage market risk by our diversification requirements, which limit the amount of our portfolio that can be invested in a single issuer. We manage credit risk by limiting our purchases to high quality issuers. Through our money manager, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. The quantitative impact of interest rate changes is calculated based on Bloomberg's proprietary duration modeling techniques. Assuming a hypothetical interest rate increase of 10%, the fair value of our total investment portfolio as of December 31, 2000 would have potentially incurred a loss of approximately $366,000. There would have been no material impact at December 31, 1999.

  All highly liquid investments with a maturity of three months or less from the date of purchase are considered cash equivalents. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, we have classified all investments with a maturity date greater than three months as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date.

  As of December 31, 2000, Vinifera, a majority-owned subsidiary of Agritope, had borrowings under a $1.5 million revolving line of credit, which is subject to interest rate risk. Due to the short-term nature of the borrowings under this credit facility, an immediate 10% increase in interest rates would not have a material effect on Exelixis' financial condition or results of operations.

  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  EXELIXIS, INC.

  REPORT OF INDEPENDENT ACCOUNTANTS

  To the Board of Directors and Stockholders of Exelixis, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Exelixis, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  /s/ PricewaterhouseCoopers LLP

  San Jose, California
  February 2, 2001

  EXELIXIS, INC.
  CONSOLIDATED BALANCE SHEETS
  (in thousands, except share data)

                                                                               December 31,
                                                                       ----------------------
                                                                          2000        1999
                                                                       ----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents......................................      $   19,552  $    5,400
  Short-term investments.........................................          93,000       1,504
  Other receivables..............................................           1,493         185
  Inventories....................................................           3,612          --
  Other current assets...........................................           1,987         943
                                                                       ----------  ----------
    Total current assets.........................................         119,644       8,032

Property and equipment, net......................................          23,480       9,498
Related party receivables........................................             494         619
Goodwill and other intangibles...................................          58,674          --
Other assets.....................................................           2,622         752
                                                                       ----------  ----------
    Total assets.................................................      $  204,914  $   18,901
                                                                       ==========  ==========
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses..........................      $   10,050  $    3,648
  Line of credit.................................................           1,484          --
  Current portion of capital lease obligations...................           3,826         735
  Current portion of notes payable...............................           1,664       1,554
  Advances from minority shareholders............................             868          --
  Deferred revenue...............................................           6,233       2,767
                                                                       ----------  ----------
    Total current liabilities....................................          24,125       8,704

Capital lease obligations........................................           6,341         229
Notes payable....................................................           1,635       3,299
Convertible promissory note......................................              --       7,500
Other long-term liability........................................              --         104
Minority interest in consolidated subsidiary.....................           1,044          --
Deferred revenue.................................................           9,036       1,890
                                                                       ----------  ----------
    Total liabilities............................................          42,180      21,726

Mandatorily redeemable convertible preferred stock, $0.001 par value;
  none and 35,000,000 shares authorized at December 31, 2000 and 1999, respectively; issued and outstanding: none 30,503,571 shares at
  December 31, 2000 and 1999, respectively.......................              --      46,780
                                                                       ----------  ----------
Commitments

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value; 10,000,000 and no shares authorized at December 31, 2000 and 1999, respectively,
    and no shares issued at December 31, 2000 and 1999...........              --          --
  Common stock, $0.001 par value; 100,000,000 and 50,000,000 shares authorized at December 31, 2000 and 1999, respectively; issued and outstanding; 46,732,305 and 6,258,805 at December 31, 2000,
    and 1999, respectively.......................................              47           6
  Additional paid-in-capital.....................................         304,339      19,523
  Notes receivable from stockholders.............................          (1,805)       (240)
  Deferred stock compensation, net...............................         (10,174)    (14,167)
  Accumulated other comprehensive income.........................             365          --
  Accumulated deficit............................................        (130,038)    (54,727)
                                                                       ----------  ----------
    Total stockholders' equity (deficit).........................         162,734     (49,605)

    Total liabilities, mandatorily redeemable convertible preferred
     stock and stockholders' equity (deficit)....................      $  204,914  $   18,901
                                                                       ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

  EXELIXIS, INC.
  CONSOLIDATED STATEMENTS OF OPERATIONS
  (in thousands, except per share data)

                                                             Year Ended December 31,
                                                         -------------------------------
                                                           2000       1999       1998
                                                         ---------  ---------  ---------
Revenues:
  License...............................................$   3,776  $   1,046  $     139
  Contract and government grants........................   20,983      9,464      2,133
                                                        ----------  ---------  ---------
    Total revenues......................................   24,759     10,510      2,272

Operating expenses:
  Research and development (1)..........................   48,456     21,653     12,096
  Selling, general and administrative (2)...............   18,907      7,624      5,472
  Acquired in-process research and development..........   38,117         --         --
  Amoritization of intangibles..........................      260         --         --
                                                        ----------  ---------  ---------
    Total operating expenses............................  105,740     29,277     17,568
                                                        ----------  ---------  ---------
Loss from operations....................................  (80,981)   (18,767)   (15,296)

Other income (expense):
Interest income.........................................    6,225        571        266
Interest expense........................................     (679)      (525)      (316)
Other income, net.......................................       23         --         --
                                                        ----------  ---------  ---------
    Total other income (expense)........................    5,569         46        (50)

Equity in net loss of affliated company.................       --          --       (320)
Minority interest in consolidated subsidiary net loss...      101          --         --
                                                        ----------  ---------  ---------
Net loss................................................$ (75,311) $ (18,721) $ (15,666)
                                                        ----------  ---------  ---------

Basic and diluted net loss per share....................$   (2.43) $   (4.60) $   (7.88)
Shares used in computing basic and
  diluted net loss per share............................   31,031      4,068      1,988

  (1) Includes stock compensation expense of $9,433, $2241 and $557 in 2000, 1999 and 1998, respectively.
  (2) Includes stock compensation expense of $4,589, $1,281 and $168 in 2000, 1999 and 1998, respectively.

  The accompanying notes are an integral part of these consolidated financial statements.

  EXELIXIS, INC.
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFECIT)
  (in thousands, except share data)

                                                                     CLASS B                            Notes                              Accumulated
                                                 Common Stock       Common Stock         Additional  Receiveable    Deferred                  Other         Total
                                                 ------------------ -------------------   Paid-in        From        Stock     Accumulated Comprehensive Stockholders'
                                                   Shares    Amount   Shares     Amount   Capital    Stockholders Compensation   Deficit      Income    Equity (Deficit)
                                                 ----------- ------ ---------- -------- ------------ ------------ ------------ ----------- ------------ ---------------
Balance at January 1, 1998......................  1,486,607 $    1    526,819 $      1 $        222 $         -- $       (102)$   (20,340) $        --  $      (20,218)
Exercise of stock options.......................  2,514,898      3         --       --          331           --           --          --           --             334
Issuance of notes to stockholders for
  the exercise of stock options.................         --     --         --       --           --         (240)          --          --           --            (240)
Deferred stock compensation.....................         --     --         --       --        2,426           --       (2,426)         --           --              --
Amortization of deferred stock compensation.....         --     --         --       --           --           --          725          --           --             725
Net loss and total comprehensive loss...........         --     --         --       --           --           --           --     (15,666)          --         (15,666)
                                                 ----------- ------ ---------- -------- ------------ ------------ ------------ ----------- ------------ ---------------
Balance at December 31, 1998....................  4,001,505      4    526,819        1        2,979         (240)      (1,803)    (36,006)          --         (35,065)
Exercise of stock options.......................  1,057,300      1         --       --          267           --           --          --           --             268
Issuance of stock purchase warrants.............         --     --         --       --          391           --           --          --           --             391
Deferred stock compensation.....................         --     --         --       --       15,886           --      (15,886)         --           --             --
Amortization of deferred stock compensation.....         --     --         --       --           --           --        3,522          --           --           3,522
Conversion of Class B common
  stock into common stock.......................  1,200,000      1   (526,819)      (1)          --           --           --          --           --              --
Net loss and total comprehensive loss...........         --     --         --       --           --           --           --     (18,721)          --         (18,721)
                                                 ----------- ------ ---------- -------- ------------ ------------ ------------ ----------- ------------ ---------------
Balance at December 31, 1999....................  6,258,805      6         --       --       19,523         (240)     (14,167)    (54,727)          --         (49,605)
Issuance of common stock under options,
  warrants and stock purchase plan net
  of repurchases................................  4,928,299      5         --       --        3,782        (1,862)         --          --           --           1,925
Repayment of notes to stockholders for
  the exercise of stock options.................         --     --         --       --           --           297          --          --           --             297
Issuance of common stock, net of offering costs. 10,465,000     10         --       --      124,514            --          --          --           --         124,524
Issuance of common stock for acquisition........  1,721,776      2         --       --       92,235            --          --          --           --          92,237
Conversion of preferred stock................... 22,877,656     23         --       --       46,757            --          --          --           --          46,780
Conversion of promissory note...................    480,769      1         --       --        7,499            --          --          --           --           7,500
Deferred stock compensation.....................         --     --         --       --       10,029            --     (10,029)         --           --              --
Amortization of deferred stock compensation.....         --     --         --        --          --            --      14,022          --           --          14,022
Comprehensive loss:
  Net loss......................................         --     --         --       --           --            --          --     (75,311)          --        (75,311)
  Unrealized gain (loss) on available
    for sale securities.........................         --     --         --       --           --            --          --          --          365            365
                                                                                                                                                        ---------------
  Comprehensive loss............................         --     --         --       --           --            --          --          --           --        (74,946)
                                                 ----------- ------ ---------- -------- ------------ ------------ ------------ ----------- ------------ ===============
Balance at December 31, 2000.................... 46,732,305 $   47         --$      --$     304,339 $     (1,805)$    (10,174)$  (130,038) $       365 $      162,734
                                                 =========== ====== ========== ======== ============ ============ ============ =========== ============== =============

  The accompanying notes are an integral part of these consolidated financial statements.

  EXELIXIS, INC.
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)

                                                                 YEAR ENDED DECEMBER 31,
                                                        -----------------------------------
                                                           2000        1999        1998
                                                        ----------- ----------- -----------
Cash flows from operating activities:
  Net loss.............................................$   (75,311)$   (18,721)$   (15,666)
  Adjustments to reconcile net loss to net cash
  (used in) operating activities:
    Depreciation and amortization......................      4,575       2,166       1,529
    Amortization of deferred stock compensation........     14,022       3,522         725
    Amortization of intangibles........................        260          --          --
    Acquired in-process research and development.......     38,117          --          --
    Minority interest in consolidated subsidiary.......       (101)         --          --
  Changes in assets and liabilities:
    Other receivables..................................     (1,043)        (35)        (98)
    Other current assets...............................     (2,206)       (497)       (397)
    Other assets.......................................     (1,094)        (81)         (6)
    Related party receivables..........................        125        (161)        177
    Inventory..........................................         41          --          --
    Accounts payable and accrued expenses..............        240       3,064        (334)
    Deferred revenue...................................      9,612       3,317       1,340
    Other long term liabilities........................       (104)        104          --
                                                        ----------- ----------- -----------
      Net cash used in operating activities............    (12,867)     (7,322)    (12,730)
                                                        ----------- ----------- -----------
Cash flows used in investing activities:
  Acquisition, net.....................................        265        (870)          --
  Purchases of property and equipment..................    (15,386)     (4,100)     (2,494)
  Proceeds from sale-leaseback of equipment............      9,816          --          --
  Proceeds of short-term investments...................     44,689          --       1,997
  Purchases of short-term investments..................   (135,821)     (1,504)         --
                                                        ----------- ----------- -----------
      Net cash used in investing activities............    (96,437)     (6,474)       (497)
                                                       ----------- ----------- -----------
Cash flows from financing activities:
  Proceeds from issuance of mandatorily redeemable
   convertible preferred stock, net....................         --       8,642       6,333
  Proceeds from initial public offering, net...........    124,524          --          --
  Proceeds from exercise of stock options
   and warrants........................................        427         268          94
  Proceeds from employee stock purchase plan...........        980          --          --
  Prepayment of notes from stockholders................        297          --          --
  Proceeds from capital lease financing................         --          --         179
  Principal payments on capital lease
   obligations.........................................     (1,212)       (933)       (899)
  Proceeds from issuance of notes payable..............         --      10,066       2,315
  Principal payments on note payable...................     (1,560)       (905)       (455)
                                                       ----------- ----------- -----------
      Net cash provided by financing activities........    123,456      17,138       7,567
                                                       ----------- ----------- -----------
Net increase in cash and cash equivalents..............     14,152       3,342      (5,660)
Cash and cash equivalents, at beginning of period......      5,400       2,058       7,718
                                                       ----------- ----------- -----------
Cash and cash equivalents, at end of period............$    19,552 $     5,400 $     2,058
                                                       =========== =========== ===========
Supplemental cash flow disclosure:
  Property and equipment acquired under capital leases.$     9,816 $        -- $        --
  Cash paid for interest...............................        679         525         316
  Shares of common stock issued for the
  acquisition of Agritope..............................     92,237          --          --

  The accompanying notes are an integral part of these consolidated financial statements.

  EXELIXIS, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 1 THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

  Exelixis, Inc. ("Exelixis" or the "Company) is a biotechnology company focused on the discovery and validation of high-quality novel targets for several major human diseases, and on the discovery of potential new drug therapies, specifically for cancer and other proliferative diseases. The Company is focused on the life sciences industries and development of proprietary drugs through its expertise in comparative genomics and model system genetics. These technologies are broadly applicable to all industries whose products can be enhanced by an understanding of DNA or proteins, including pharmaceutical, diagnostic, agrochemical and agricultural industries.

  On December 8, 2000, Exelixis completed its acquisition of Agritope, Inc. and changed Agritope's name to Exelixis Plant Sciences, Inc. ("Agritope" or "Exelixis Plant Sciences"). Exelixis Plant Sciences is an agricultural biotechnology company that develops improved plant products and provides technology for the agricultural industry and is comprised of two business segments: Research and Development and its 57% owned subsidiary, Vinifera, Inc. ("Vinifera"), which propagates and markets grapevines to the U.S. premium wine grape production industry. As a result of this acquisition, the Company operates in 2 business segments. The grapevine propagation segment is not material to Exelixis' consolidated financial statements, and therefore, this segment will not be presented separately in these notes.

  In connection with the Agritope acquisition, Exelixis also acquired interests in Agrinomics LLC ("Agrinomics"), which is a 50% owned subsidiary that conducts a gene discovery program, and Superior Tomato Associates, LLC ("Superior Tomato"), which is a 66-2/3% owned subsidiary formed to develop and market longer-lasting tomatoes. The Company is currently in the process of winding down Superior Tomato.

  Basis of Consolidation

  The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Exelixis Plant Sciences and its majority owned subsidiaries, Vinifera and Superior Tomato. All significant intercompany accounts and transactions have been eliminated.

  The Company reports its minority ownership interests in GenOptera LLC, Artemis Pharmaceuticals, GmbH and Agrinomics using the equity method of accounting.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Initial Public Offering

  On April 14, 2000, the Company completed an initial public offering in which it sold 9,100,000 shares of common stock at $13.00 per share for net cash proceeds of approximately $108.2 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all the Company's mandatorily redeemable convertible preferred stock converted into 22,877,656 shares of common stock. After the offering, the Company's authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. On May 1, 2000, the underwriters exercised the over-allotment option to purchase an additional 1,365,000 shares, resulting in net cash proceeds of approximately $16.5 million.

  Stock Split

  In February 2000, the Company's Board of Directors and stockholders authorized a 4-for-3 reverse split of the Company's common stock. The reverse stock split became effective on April 7, 2000. The accompanying consolidated financial statements have been adjusted retroactively to reflect the stock split.

  Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and short- term investments. The Company's cash equivalents and short-term investments are held by three financial institutions. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. See Note 3 for a discussion of notes and other receivables.

  Cash, Cash Equivalents and Short-term Investments

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in high-grade, short-term commercial paper and money market funds which invest in U.S. Treasury securities that are subject to minimal credit and market risk.

  All short-term investments are classified as available-for-sale and therefore carried at fair value. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, we have classified all investments as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are stated at fair value based upon quoted market prices of the securities. Unrealized gains and losses on such securities, when material, are reported as a separate component of stockholders' equity. Realized gains and losses, net, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

  The following summarizes available-for-sale securities included in cash and cash equivalents and short-term investments (in thousands):

                                                DECEMBER 31,
                                         ----------------------
                                            2000        1999
                                         ----------  ----------
Money market funds..................... $    5,396  $    3,566
Commercial paper.......................     41,126       1,034
U.S. corporate debt....................     49,634       1,504
Government debt........................      5,997          --
Other debt securities..................     10,399         800
                                         ----------  ----------
        Total.......................... $  112,552  $    6,904
                                         ==========  ==========

                                              DECEMBER 31,
                                         ----------------------
                                            2000        1999
                                         ----------  ----------
Reported as:
  Cash equivalents..................... $   19,552  $    5,400
  Short-term investments...............     93,000       1,504
                                         ----------  ----------
        Total.......................... $  112,552  $    6,904
                                         ==========  ==========

  Unrealized gains and losses are not material, and have, therefore, not been shown separately; however, they have been included in comprehensive income (loss) within stockholders' equity.

  Inventory

  Inventories, consisting principally of growing grapevine plants at Vinifera, are recorded at the lower of average cost or market. Average cost includes all direct and indirect costs attributable to the growing of grapevine plants.

  Inventory is summarized as follows (in thousands):

                                              December 31,
                                        --------------------
                                           2000       1999
                                        ---------  ---------
Operating supplies......................$     283  $      --
Work-in-process.........................    2,411         --
Finished goods..........................      918         --
                                        ---------  ---------
                                        $   3,612  $      --
                                        ========== =========

  Property and Equipment

  Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally three to ten years. Leasehold improvements are amortized over the shorter of their estimated useful life or the remaining term of the lease. Equipment held under capital lease is stated at the lower of the fair market value of the related asset or the present value of the minimum lease payments and is amortized on a straight- line basis over the shorter of the estimated useful life of the related asset or the term of the lease. Repair and maintenance costs are charged to expense as incurred.

  Intangible Assets

  Intangible assets are amortized using the straight-line method over the following estimated useful lives:

Developed technology	5 years
Patents/core technology	15 years
Assembled workforce	3 years
Goodwill	15 years

  Long-lived Assets

  The Company accounts for its long-lived assets under Statement of Financial Accounting Standards ("SFAS') No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). Consistent with SFAS 121, the Company identifies and records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. None of these events have occurred with respect to the Company's long-lived assets, which consist primarily of machinery and equipment, leasehold improvements, goodwill and other acquired intangible assets.

  Income Taxes

  The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined on the basis of the difference between the income tax bases of assets and liabilities and their respective financial reporting amounts at enacted tax rates in effect for the periods in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  Fair Value of Financial Instruments

  Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans and capital lease obligations with similar terms, the carrying value of its debt obligations approximates fair value.

  Revenue Recognition

  License, research commitment and other non-refundable payments received in connection with research collaboration agreements are deferred and recognized on a straight-line basis over the relevant periods specified in the agreements, generally the research term. The Company recognizes contract research revenues as services are performed pursuant to the terms of the agreements. Any amounts received in advance of performance are recorded as deferred revenue.

  Product sales are recognized when the products are shipped and title passes to the purchaser.

  Research and Development Expenses

  Research and development costs are expensed as incurred and include costs associated with research performed pursuant to collaborative agreements. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities which conduct certain research activities on behalf of the Company. Research and development expenses incurred in connection with collaborative agreements approximated contract revenues for the years ended December 31, 2000, 1999 and 1998.

  Net Loss per Share

  The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and Security and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98. Basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common stock consists of common stock subject to repurchase, incremental common shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of the preferred stock and note payable.

  The following table sets forth potential shares of common stock that are not included in the computation of diluted net loss per share because to do so would be antidilutive for the periods indicated:

                                                Year Ended December 31,
                                       --------------------------------------
                                           2000         1999         1998
                                       ------------ ------------ ------------
Preferred stock......................    6,599,324   22,607,614   19,723,780
Options to purchase common shares....    2,187,836    3,649,611    2,834,619
Common stock subject to repurchase...    3,596,114      988,126    1,679,073
Conversion of note payable...........      588,942    1,718,750            --
Warrants.............................      524,397      612,724      542,411
                                       ------------ ------------ ------------
                                        13,496,613   29,576,825   24,779,883
                                       ======================================

  Stock-based Compensation

  The Company has adopted the pro forma disclosure requirements of SFAS No.123 "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted, the Company continues to recognize employee stock-based compensation under the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion ("APB") 25, "Accounting for Stock Issued to Employees". The pro forma effects of applying SFAS 123 are shown in Note 10 to the financial statements. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services."

  Comprehensive Income

  Comprehensive income generally represents all changes in stockholders' equity (deficit) except those resulting from investments or contributions by stockholders. The only component of other comprehensive income is the unrealized gain or loss on available-for-sale securities. For the year ended December 31, 2000, total comprehensive loss amounted to $74.9 million. For 1999 and 1998, there were no material differences between comprehensive loss and net loss.

  Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. To date, the Company has not engaged in derivative or hedging activities.

  In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25", which was generally effective July 1, 2000. FASB Interpretation No. 44 had no material impact on the Company's consolidated financial statements.

  NOTE 2 RESEARCH AND COLLABORATION AGREEMENTS

  Bayer

  In May 1998, the Company entered into a six-year research collaboration agreement with Bayer AG (including its affiliates, "Bayer") to identify novel screening targets for the development of new pesticides for use in crop protection. The Company provided research services directed towards identifying and investigating molecular targets in insects and nematodes that may be useful in developing and commercializing pesticide products. The Company received a $1.2 million license fee upon execution of the agreement which was deferred and will be recognized as revenue over the term of the agreement.

  In December 1999, the Company significantly expanded its relationship with Bayer by forming a joint venture in the form of a new limited liability company, GenOptera LLC ("GenOptera"). Under the terms of the GenOptera operating agreement, Bayer will provide 100% of the capital necessary to fund the operations of GenOptera and will control the entity with a 60% ownership interest. The Company will own the other 40% interest in GenOptera without making any capital contribution and will report its investment in GenOptera using the equity method of accounting. Bayer's initial capital contribution to GenOptera was $10.0 million in January 2000 and another $10.0 million in January 2001. Bayer will also contribute cash to GenOptera in amounts necessary to fund its ongoing operating expenses.

  In January 2000, the Company, Bayer and GenOptera entered into an exclusive eight-year research collaboration agreement which superceded the 1998 agreement discussed above. The Company will provide GenOptera with significantly expanded research services focused on developing insecticides and nematicides for crop protection. Under the terms of the collaboration agreement, GenOptera paid the Company a $10.0 million license fee and a $10.0 million research commitment fee. One-half of these fees was received in January 2000, and the remaining amounts were received in January 2001. Additionally, GenOptera will also pay the Company approximately $10.0 million in annual research funding. The Company can earn additional payments under the collaboration agreement upon the achievement of certain milestones. The Company can also earn royalties on the future sale by Bayer of pesticide products incorporating compounds developed under the agreement. The agreement also provides Bayer an exclusive royalty-free option to use certain technology developed under the agreement in the development of fungicides and herbicides. To the extent permitted under the collaboration agreement, if the Company were to develop and sell certain human health or agrochemical products which incorporate compounds developed under the agreement, it would be obligated to pay royalties to GenOptera. No such activities are expected for the foreseeable future.

  Revenues recognized under these agreements approximated $13.1 million, $4.3 million and $2.3 million during the years ended December 31, 2000, 1999 and 1998, respectively.

  The Company recognizes license, contract research and milestone payments received from GenOptera as revenues over the term of the agreement and also records research and development expenses under this collaboration, all as described in Note 1.

  Artemis Pharmacueticals

  In June 1998, the Company purchased a minority interest in Artemis Pharmaceuticals, GmbH, a genetics company located in Cologne, Germany. The Company also entered into certain non-exclusive license agreements providing Artemis with access to the Company's technologies. In September 1998, the Company entered into a five-year cooperation agreement with Artemis under which the Company agreed to share technology and business opportunities as they arise. While either party may terminate this agreement at any time, the Company believes that it provides a significant opportunity to access complementary genetic research. The Company has no financial obligation or current intention to fund Artemis. As of December 31, 2000, the Company owns 15.24% of the outstanding equity of Artemis. As a result of recording Exelixis' portion of the 1998 Artemis loss, the carrying value of this investment was zero at December 31, 2000 and 1999.

  Pharmacia

  In February 1999, the Company entered into a five-year research collaboration agreement with Pharmacia Corporation ("Pharmacia") focused on the identification of novel targets that may be useful in the development of pharmaceutical products in the areas of Alzheimer's disease and metabolic syndrome. Pharmacia agreed to pay the Company a $5.0 million non-refundable license fee which is being recognized as revenue over the term of the agreement. Under the terms of the agreement, as expanded and amended in October 1999, the Company will also receive future research funding during the first three years of the agreement. The Company can also earn additional amounts under the agreement upon the achievement of certain milestones. The Company can also earn royalties on the future sales by Pharmacia of human therapeutic products incorporating compounds developed under the agreement. Revenues recognized under this agreement approximated $8.9 million and $5.6 million during the years ended December 31, 2000 and 1999, respectively.

  In connection with entering into this agreement, Pharmacia also purchased 1,875,000 shares of Series D preferred stock at $3.00 per share, resulting in net cash proceeds to the Company of $7.5 million. Further, Pharmacia loaned the Company $7.5 million in exchange for a non-interest bearing convertible promissory note (see Note 7). The convertible promissory note was converted into an aggregate of 480,769 shares of common stock of the Company in July 2000.

  Bristol-Myers Squibb

  In September 1999, the Company entered into a three-year research and technology transfer agreement with Bristol-Myers Squibb Company ("Bristol-Myers Squibb") to identify the mechanisms of action of compounds delivered to the Company by Bristol-Myers Squibb. Bristol-Myers Squibb agreed to pay the Company a $250,000 technology access fee which is being recognized as revenue over the term of the agreement. Under the terms of the agreement, the Company will receive research funding ranging from $1.3 million in the first year to as much as $2.5 million in later years. The Company can also earn additional amounts under the agreement upon the achievement of certain milestones. The Company can also earn royalties on the future sale by Bristol-Myers Squibb of human products incorporating compounds developed under the agreement. The agreement also includes technology transfer and licensing terms which call for Bristol-Myers Squibb and the Company to license and share certain core technologies in genomics and lead optimization. Revenues recognized under this agreement approximated $1.8 million and $372,000 during the years ended December 31, 2000 and 1999, respectively.

  Dow Agrosciences

  In July 2000, the Company entered into a three-year research collaboration with Dow AgroSciences LLC ("Dow Agrosciences") to identify the mechanism of action of herbicides and fungicides delivered to it under this agreement. The identity and function of these compounds are not known to the Company prior to their delivery.

  Under this agreement, the Company receives access to a collection of proprietary compounds from Dow AgroSciences that may be useful in its human therapeutic drug discovery programs.

  The Company will identify and validate targets and format assays that will be used by Dow AgroSciences to develop new classes of fungicides and herbicides. Dow AgroSciences will pay the Company research support fees, milestones and royalties based on achievements in the research and commercialization of any resultant new products. Revenues recognized under this agreement approximated $588,000 during the year ended December 31, 2000.

  Agrinomics

  In July 1999, Agritope and Aventis CropScience S.A. ("Aventis") formed Agrinomics to conduct a research, development and commercialization program in the field of agricultural functional genomics. As a result of the Company's acquisition of Agritope, the Company owns a 50% interest in Agrinomics, and Aventis owns the remaining 50% interest. Aventis has agreed to make capital contributions to Agrinomics in cash totaling $20.0 million over a five-year period, of which $4.0 million and $5.0 million were contributed in 2000 and 1999, respectively. Agritope contributed certain technology and a collection of seeds generated using such technology. In connection with the Company's acquisition of Agritope, no portion of the purchase price was assigned to Agrinomics. Further, the Company will not include in its consolidated financial statements its proportionate share of the losses of Agrinomics until such time, if ever, that the Company makes a capital contribution to Agrinomics. There is no requirement for the Company to make capital contributions to Agrinomics. In 2000, the Company recognized revenues of approximately $236,000 for work performed for Agrinomics.

  Other

  Agritope also has a research agreement and a grant with Vilmorin Clause & Cie and the Advanced Technology Program of the National Institute of Standards and Technology, respectively. The Company recognized revenue in the aggregate under these arrangements of approximately $75,000 during the year ended December 31, 2000.

  NOTE 3 RELATED PARTY RECEIVABLES

  The Company had outstanding loans aggregating $494,000 and $619,000 to certain officers and employees of the Company at December 31, 2000 and 1999, respectively. The notes are collateralized and bear interest at rates ranging from 3.77% to 9.50% and have maturities through March 2004. The principal plus accrued interest will be forgiven annually over three to four years from the employees' date of employment with the Company. If an employee leaves the Company, all unpaid and unforgiven principal and interest will be due and payable within 60 days.

  NOTE 4 PROPERTY AND EQUIPMENT

  Property and equipment consists of the following (in thousands):

                                                            December 31,
                                                  --------------------------
                                                      2000          1999
                                                  ------------  ------------
Laboratory Equipment.............................$     12,757  $      6,511
Computer Equipment & Software....................       7,112         3,013
Furniture & Fixtures.............................       3,876         1,330
Grapevine propragation blocks....................       1,802            --
Buildings........................................       2,487            --
Leasehold Improvements...........................       7,850         2,612
Construction in Progress.........................         298           827
                                                  ------------  ------------
                                                       36,182        14,293
Less accumulated depreciation and amortization...     (12,702)       (4,795)
                                                  ------------  ------------
                                                 $    $23,480  $     $9,498
                                                  ============  ============

  Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 included amortization of $1.1 million, $652,000 and $704,000, respectively, related to equipment under capital leases. Accumulated amortization for equipment under capital leases was $3.3 million and $2.2 million at December 31, 2000 and 1999, respectively. The equipment under the capital leases collateralizes the related lease obligations.

  NOTE 5 GOODWILL AND OTHER INTANGIBLE ASSETS

  In connection with the Agritope acquisition on December 8, 2000, the Company recorded goodwill and other intangible assets (refer to Note 13). As of December 31, 2000, goodwill and other intangible assets consisted of the following (in thousands):

  Goodwill........................................  $     53,823
Accumulated amortization........................          (219)
                                                   ------------
Goodwill, net...................................  $     53,604
                                                   ============
Acquired intangible assets......................  $      5,111
Accumulated amortization intangible assets......           (41)
                                                   ------------
Acquired intangibles, net.......................  $      5,070
                                                   ============

  NOTE 6 NOTES PAYABLE AND VINIFERA BORROWING ARRANGEMENTS

  Notes Payable

  In July 1998, the Company entered into a $5.0 million equipment and tenant improvements lending agreement which expired in January 2000. As of December 31, 2000, there was approximately $2.8 million outstanding under the lending agreement. Borrowings under the agreement bear interest at 7.0% per annum and were collateralized by the financed equipment.

  In connection with the acquisition of MetaXen (see Note 13), the Company assumed a loan agreement which provided for the financing of equipment purchases. Borrowings under the agreement are collateralized by the assets financed and are subject to repayment over thirty-six to forty-eight months, depending on the type of asset financed. Borrowings under the agreement bear interest at the U.S. Treasury note rate plus a number of basis points determined by the type of asset financed (6.80% to 7.44% at December 31, 1999 and 2000). As of December 31, 2000 and 1999, there was approximately $490,000, and $937,000, respectively, outstanding under this loan agreement.

  Future principal payments of notes payable at December 31, 2000 are as follows (in thousands):

  Year Ending December 31,
------------------------
2001.............................$     1,664
2002.............................      1,209
2003.............................        426
                                  -----------
                                       3,299
Less current portion.............     (1,664)
                                  -----------
                                 $     1,635
                                  ===========

  Advances to Vinifera from Minority Shareholders

  In September 1999, certain minority shareholders of Vinifera agreed to advance $519,000 worth of loans, interest-free, to Vinifera. The amounts to be advanced were equal to the second installment payable by the shareholders to the Company under certain stock purchase agreements. The advances occurred in 2000 and are to be repaid to the shareholders on or before the due date for the second installment, which the parties have agreed to extend pending negotiation of a sale of a significant portion of Vinifera shares held by Exelixis back to Vinifera or to new investors. The advances are included in current liabilities in the accompanying financial statements.

  In 2000, two minority shareholders of Vinifera, including the chief executive officer, agreed to advance up to $600,000, interest-free, to Vinifera, to be repaid from proceeds of any future equity financing. As of December 31, 2000, $349,000 has been advanced to Vinifera under these agreements.

  Revolving Line of Credit

  In June 1999, Vinifera obtained a revolving line of credit from a commercial bank. The line provides for borrowings of up to $1.5 million, of which $1.5 million was outstanding as of December 31, 2000. Amounts borrowed under the line are secured by Vinifera's inventories and accounts receivable and is guaranteed by one of Vinifera's minority shareholders. The line bears interest at the prime rate (9.5% as of December 31, 2000). The line of credit is due on May 1, 2001.

  NOTE 7 CONVERTIBLE PROMISSORY NOTE

  In February 1999, the Company issued a $7.5 million convertible promissory note to Pharmacia in connection with a collaboration agreement (see Note 2). The note was to convert into shares of the Company's common stock at a price per share equal to 120% of the price of common stock sold in the initial public offering, the time of such conversion to be determined by Pharmacia. In July 2000, Pharmacia converted the note into 480,769 shares of common stock at a conversion price of $15.60 per share.

  NOTE 8 PREFERRED STOCK

  Prior to the Company's initial public offering in April 2000, the Company had authorized 35,000,000 shares of mandatorily redeemable convertible preferred stock ("convertible preferred stock"), designated in series. A summary of convertible preferred stock outstanding at December 31, 1999 is as follows:

                                          LIQUIDATION
                            SHARES       PREFERENCE    ISSUED AND
                           DESIGNATED    PER SHARE    OUTSTANDING
                          ------------  ------------  ------------
Series A.................   5,817,464  $       0.70     5,328,571
Series B.................  13,000,000          1.00    12,300,000
Series C.................   7,875,000          2.00     7,875,000
Series D.................   7,500,000          3.00     5,000,000
                          ------------                ------------
                           34,192,464                  30,503,571
                          ============                ============

  Each share of Series A, B, C and D convertible preferred stock was convertible at any time at the option of the holder into shares of common stock based upon a one to 0.75 conversion ratio. All Series A, B, C and D convertible preferred stock automatically converted to common stock upon the closing of the Company's initial public offering of common stock on April 14, 2000.

  In connection with the initial public offering, the Company amended and restated its certificate of incorporation to authorize 10,000,000 shares of preferred stock. The Company's Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series. As of December 31, 2000, there was no preferred stock outstanding.

  NOTE 9 COMMON STOCK AND WARRANTS

  Stock Repurchase Agreements

  In January 1995, the Company sold to certain founders, members of its Scientific Advisory Board (the "SAB") and to a consultant 1,327,500 shares of common stock at a price of $0.001 per share. In June 1995, 1,200,000 of these shares held by three founders of the Company were converted into 526,819 shares of Class B common stock. Simultaneously, these founders entered into Restated Stock Purchase and Repurchase Agreements (the "Restated Agreements"). In April 1999, 526,819 shares of Class B common stock were converted into 1,200,000 shares of common stock pursuant to the terms of the Restated Agreements.

  Under the terms of the Company's stock option plans, options are exercisable when granted and, if exercised, the related shares are subject to repurchase upon termination of employment. Repurchase rights lapse over the vesting periods which are generally four years. Should the employment of the holders of common stock subject to repurchase terminate prior to full vesting of the outstanding shares, the Company may repurchase all unvested shares at a price per share equal to the original exercise price. At December 31, 2000 and 1999, 2,656,575 and 1,629,785 shares, respectively, were subject to such repurchase terms.

  Warrants

  During 1995, the Company issued warrants to purchase 69,642 shares of the Company's common stock at an exercise price of $0.93 per share to two stockholders of the Company. The warrants expire in January 2005.

  In 1995, the Company also issued warrants to purchase 188,214 shares of the Company's Series A preferred stock at an exercise price of $0.70 per share in connection with a line of credit agreement. The warrants were immediately exercisable upon issuance and expire in July 2005. Due to the automatic conversion of the convertible preferred stock in connection with the Company's initial public offering, these warrants were adjusted to convert into 141,160 shares of common stock at an exercise price of $0.93 per share.

  In January 1996, the Company issued warrants to purchase 357,143 shares of Series B preferred stock, at an exercise price of $0.85 per share, to a lender. The warrants expire in April 2005. Due to the automatic conversion of the convertible preferred stock in connection with the Company's initial public offering, these warrants were adjusted to convert into 267,857 shares of common stock at an exercise price of $1.13 per share.

  In September 1997, the Company issued warrants to purchase 63,750 shares of common stock at an exercise price of $2.67 per share as part of a $2.0 million equipment lease financing arrangement. These warrants expire in April 2005.

  The fair value of the warrants in the preceding paragraphs was determined using the Black-Scholes option pricing model and was not material, accordingly, no value has been ascribed to them for financial reporting purposes.

  In May 1999, the Company issued warrants to purchase 112,500 shares of common stock at an exercise price of $4.00 per share in connection with a building lease. The Company determined the fair value of these warrants using the Black- Scholes option pricing model with the following assumptions: expected life of five years; a weighted average risk-free rate of 6.1%; expected dividend yield of zero; volatility of 70% and a deemed value of the common stock of $5.71 per share. The fair value of the warrants of $391,000 has been capitalized and is being amortized as rent expense over the term of the lease.

  In April 2000, in connection with an amendment to the building lease agreement to lease a second building, the Company issued warrants to purchase 78,750 shares of common stock at an exercise price of $13.00 per share. The Company determined the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions: expected life of five years; a weighted average risk-free rate of 6.38%; expected dividend yield of zero; volatility of 70%; and a deemed value of the common stock of $11.00 per share. The fair value of the warrants of $518,000 has been capitalized and will be amortized as rent expense over the term of the lease.

  In December 2000, in connection with the acquisition of Agritope, warrants to purchase shares of Agritope Series A preferred stock were assumed by the Company and converted into warrants to purchase 239,167 shares of common stock of the Company at an exercise price of $20.00 per share. These warrants expire on December 31, 2001.

  At December 31, 2000, warrants to purchase an aggregate of 549,791 shares of common stock were outstanding. All such warrants are currently exercisable.

  Reserved Shares

  At December 31, 2000, the Company has approximately 9,384,000 shares of common stock reserved for future issuance related to stock plans and exercise of outstanding warrants.

  NOTE 10 EMPLOYEE BENEFIT PLANS

  Stock Based Benefit Plans

  Stock Option Plans. In January 1995, the Company adopted the 1994 Employee, Director and Consultant Stock Option Plan ("1994 Plan"). The 1994 Plan provides for the issuance of incentive stock options, non-qualified stock options and stock purchase rights to key employees, directors, consultants and members of the SAB. In September 1997, the Company adopted the 1997 Equity Incentive Plan ("1997 Plan"). The 1997 Plan amends and supercedes the 1994 Plan. In January 2000, the Company adopted the 2000 Equity Incentive Plan ("2000 Plan") to replace the 1997 Plan. A total of 3,000,000 shares of Exelixis common stock were initially authorized for issuance under the 2000 Plan. On the last day of each year for ten years, starting in 2000, the share reserve will automatically be increased by a number of shares equal to the greater of: 5% of the Company's outstanding shares on a fully-diluted basis; or that number of shares subject to stock awards granted under the 2000 Plan during the prior 12- month period.

  The Board of Directors or a designated Committee of the Board is responsible for administration of the Company's employee stock option plans and determines the term of each option, exercise price and the vesting terms. Incentive stock options may be granted at an exercise price per share at least equal to the estimated fair value per underlying common share on the date of grant (not less than 110% of the estimated fair value in the case of holders of more than 10% of the Company's voting stock). Options granted under the 1997 and 2000 Plans are exercisable when granted and generally expire ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company's voting stock).

  In January 2000, the Company adopted the 2000 Non-Employees Directors' Stock Option Plan ("Director Plan"). The Director Plan provides for the automatic grant of options to purchase shares of common stock to non-employee directors. A total of 500,000 shares of the Company's common stock were initially authorized for issuance under the Director Plan. On the last day of each year for ten years, starting in 2000, the share reserve will automatically be increased by a number of shares equal to the greater of: 0.75% of the Company's outstanding shares on a fully-diluted basis; or that number of shares subject to options granted under the Director Plan during the prior 12-month period. Each person who is an non-employee director will automatically receive an initial grant for 25,000 shares. The initial grant is exercisable immediately but will vest at the rate of 25% of the shares on the first anniversary of the grant date and monthly thereafter over the next three years. In addition, on the day after each of our annual meetings of the stockholders, each non-employee director will automatically receive an annual grant for 5,000 shares. This annual grant is exercisable immediately but will vest monthly over the following year.

  In connection with the acquisition of Agritope in December 2000, the Company assumed all the options granted and outstanding to consultants and employees under the Agritope, Inc. 1997 Stock Award Plan. Each outstanding Agritope stock option was converted into the right to purchase the number of shares of the Company's common stock as determined using the applicable exchange ratio of 0.35 (refer to Note 13). All other terms and conditions of the Agritope stock options did not change and will operate in accordance with their terms.

  A summary of all option activity is presented below:

                                                                  WEIGHTED-
                                                                 AVERAGE
                                                                 EXERCISE
                                                    SHARES        PRICE
                                                 ------------  ------------
Options outstanding at December 31, 1997........   3,721,522    $     0.12
  Granted.......................................   1,949,255          0.27
  Exercised.....................................  (2,514,898)         0.13
  Cancelled.....................................    (354,702)         0.26
                                                 ------------
Options outstanding at December 31, 1998........   2,801,177          0.25
  Granted.......................................   2,892,202          0.32
  Exercised.....................................  (1,057,300)         0.26
  Cancelled.....................................    (169,552)         0.27
                                                 ------------
Options outstanding at December 31, 1999........   4,466,527          0.29
  Granted.......................................   4,992,725         16.35
  Exercised.....................................  (4,683,309)         0.53
  Cancelled.....................................    (283,108)         3.62
                                                 ------------
Options outstanding at December 31, 2000........   4,492,835         17.70
                                                 ============

  At December 31, 2000 3,790,041 shares were available for grant under the Company's stock option plans.

  The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                               Options Outstanding and Exercisable
                          ------------------------------------------
                                       Weighted-Average   Weighted-
                                          Remaining       Average
                                       Contractual Life   Exercise
Exercise Price Range         Number        (Years)         Price
                          ------------  --------------  ------------
$0.01-$0.13.............       29,860             4.8  $       0.01
$0.27-$0.40.............      611,569             7.7          0.28
$0.80-$1.33.............       91,960             8.9          1.33
$5.72-$8.58.............      147,199             4.5          5.98
$9.22-$13.00............      657,430             9.2         11.58
$14.29-$21.00...........    1,806,460             8.2         17.52
$22.06-$31.38...........      396,403             9.7         25.72
$33.38-$47.00...........      751,954             9.6         38.40
                          ------------
                            4,492,835             8.5         17.70
                          ============

  At December 31, 2000, 2,656,575 shares of common stock purchased under the 1994, 1997 and 2000 Plans were subject to repurchase by the Company at a weighted average price of $0.64 per share. The weighted-average grant date fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $10.01, $0.08 and $0.06 per share, respectively.

  Deferred Stock Compensation. During the period from January 1, 1998 through December 31, 2000, the Company recorded $29.9 million of deferred stock compensation in accordance with APB 25, SFAS 123 and EITF 96-18, related to stock options granted to consultants and employees. For options granted to consultants, the Company determined the fair value of the options using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: (a) no dividends; (b) expected volatility of 79%, 70% and 70%; (c) risk-free interest rate of 5.75%; and (d) expected lives of 4 years. Stock compensation expense is being recognized in accordance with FIN 28 over the vesting periods of the related options, generally four years. The Company recognized stock compensation expense of $14.0 million, $3.5 million and $725,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  Stock Purchase Plan. In January 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP allows for qualified employees (as defined) to purchase shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each purchase period. The Company issued 88,683 shares of common stock during 2000 pursuant to the ESPP at an average price per share of $11.05. The weighted average fair value for shares purchased pursuant to the ESPP during 2000 was $5.08 per share. A total of 300,000 shares of common stock were initially authorized for issuance under the ESPP. On the last day of each year for ten years, starting in 2000, the share reserve will automatically be increased by a number of shares equal to the greater of: 0.75% of the Company's outstanding shares on a fully-diluted basis; or that number of shares subject to stock awards granted under the plan during the prior 12-month period.

  Pro Forma Information. The estimated fair value of stock based awards to employees is amortized over the vesting period for options and the six-month purchase period for stock purchases under the ESPP. Pro forma information pursuant to SFAS 123 is as follows (in thousands, except per share amounts):

                                               Year Ended December 31,
                                        ----------------------------------
                                           2000        1999        1998
                                        ----------  ----------  ----------
Net loss:
  As reported......................... $  (75,311) $  (18,721) $  (15,666)
  Pro forma...........................    (86,647)    (18,776)    (15,701)

Net loss per share (basic and diluted):
  As reported......................... $    (1.78) $    (4.60) $    (7.88)
  Pro forma...........................      (2.04)      (4.62)      (7.90)

  Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three years ended December 31, 2000 is not representative of the pro forma effects on the results of operations for future periods.

  For grants in 1998 and 1999, the fair value of each option grant was estimated on the date of grant using the minimum value method with the following assumptions: 0% dividend yield; risk-free interest rates of 5.82% for 1998 and 5.59% for 1999 and expected lives of 5 years. For grants made in 2000 prior to the initial public offering, the minimum value method was used with the following assumptions: 0% dividend yield, risk-free interest rate of 6.51% and expected lives of 5 years. For grants in made 2000 subsequent to the initial public offering, the fair value of each option grant was determined using the Black-Scholes option pricing model with the following assumptions: volatility of 87%, 0% dividend yield; risk-free interest rate of 5.70% and expected lives of 4 years. The fair value for shares purchased pursuant to the ESPP was determined using the Black-Scholes option pricing model with the following assumption: volatility of 87%, 0% dividend yield, risk-free interest rate of 6.08% and expected lives of 6 months.

  401(k) Plan

  The Company sponsors a 401(k) Retirement Plan whereby eligible employees may elect to contribute up to the lesser of 20% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) Plan permits the Company to make additional matching contributions on behalf of all participants. Through December 31, 2000, the Company has not made any matching contributions.

  NOTE 11 INCOME TAXES

  The Company's deferred tax assets and liabilities consist of the following (in thousands):

                                                           December 31,
                                                   ----------------------
                                                      2000        1999
                                                   ----------  ----------
Net operating loss carryforwards..................$   40,138  $   12,430
Capitalized start-up and organizational costs.....     1,371       2,154
Tax credit carryforward...........................     4,815       2,071
Capitalized reasearch and development costs.......     1,694       1,966
Other.............................................    (1,883)       (240)
                                                   ----------  ----------
Total deferred tax asset..........................    46,135      18,381
Valuation allowance...............................   (46,135)    (18,381)
                                                   ----------  ----------
Net deferred tax asset............................$       --  $       --
                                                   ==========  ==========

  The Company has not recorded any provision or benefit for income taxes as it continues to record operating losses. The Company has provided a full valuation allowance for the deferred tax assets at December 31, 2000 and 1999 since the realization of these amounts is not considered more likely than not by management.

  At December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $104.4 million and $79.5 million, respectively, which expire at various dates beginning in the year 2005. Under the Internal Revenue Code, certain substantial changes in the Company's ownership could result in an annual limitation on the amount of net operating loss carryforwards which can be utilized in future years to offset future taxable income.

  NOTE 12 COMMITMENTS

  Leases

  The Company leases office and research space and certain equipment under operating and capital leases that expire at various dates through the year 2017. Certain operating leases contain renewal provisions and require the Company to pay other expenses. Future minimum lease payments under operating and capital leases are as follows (in thousands):

                                                   OPERATING     CAPITAL
YEAR ENDING DECEMBER 31,                           LEASE        LEASE
------------------------                       -----------   ----------
2001......................................     $     6,199  $     3,507
2002......................................           6,418        3,195
2003......................................           5,860        3,195
2004......................................           5,668        1,140
2005......................................           5,242           --
Thereafter................................          55,668           --
                                                ----------   ----------
                                               $    85,055       11,037
                                                ==========
Less amount representing interest.........                         (870)
                                                             ----------
Present value of minimum lease payments...                       10,167
Less current portion......................                       (3,826)
                                                             ----------
Long-term portion.........................                  $     6,341
                                                             ==========

  Rent expense under noncancellable operating leases was approximately $3.9 million, $1.5 million and $920,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  In September 1997, the Company entered into a lease line of credit arrangement (the "Arrangement") which allows the Company to purchase $2.0 million of equipment. The term of each borrowing under the Arrangement is 42 months and each bears interest at a minimum of 9.0%. At December 31, 2000, $228,000 was outstanding under the Arrangement. In connection with the Arrangement, the Company granted warrants to purchase 63,750 shares of its common stock (see Note 9).

  In September 2000, the Company entered into a master lease agreement (the "Master Lease") with a third party lessor for an equipment lease line of up to $13.1 million. The Master Lease provides for quarterly borrowings which expire in June 2001. Each quarterly borrowing has a 3.5 year repayment term. Under the Master Lease, the Company is subject to certain financial covenants. As of December 31, 2000, the Company was in compliance with these covenants. During 2000, the Company entered into an equipment sale-leaseback agreement under the Master Lease resulting in proceeds to the Company of approximately $9.8 million.

  Licensing Agreements

  The Company has entered into several licensing agreements with various universities and institutions under which it obtained exclusive rights to certain patent, patent applications, and other technology. Future payments pursuant to these agreements are as follows (in thousands):

  YEAR ENDING DECEMBER 31, 2001
-----------------------------
2001.......................................$      980
2002.......................................     1,004
2003.......................................     1,050
2004.......................................     1,089
2005.......................................     1,090
                                            ----------
                                           $    5,213
                                            ==========

  In addition to the payments summarized above, the Company is required to make royalty payments based upon a percentage of net sales of any products or services developed from certain of the licensed technologies and milestone payments upon the occurrence of certain events as defined by the related agreements. No such royalties or milestones have been paid through December 31, 2000.

  Consulting Agreements

  The Company has entered into consulting agreements with certain members of the Scientific Advisory Board. All existing agreements are cancellable within 30 to 60 days. Total consulting expense incurred under these agreements during the years ended December 31, 2000, 1999 and 1998 was $168,838, $352,000 and $345,000, respectively.

  NOTE 13 ACQUISITIONS

  Agritope

  In December 2000, Exelixis completed its acquisition of Agritope. The transaction, which was accounted for under the purchase method of accounting, was effected through the exchange of 0.35 of a share of Exelixis common stock for each outstanding share of Agritope capital stock. Approximately 1.7 million shares of Exelixis common stock were issued in connection with the transaction. In addition, unexpired and unexercised options and warrants to purchase shares of Agritope capital stock were assumed by Exelixis pursuant to the transaction and converted into fully vested options and warrants to purchase approximately 880,000 shares of Exelixis common stock.

  The total consideration for the acquisition was approximately $93.5 million, which consists of Exelixis common stock, options and warrants valued at $92.2 million and estimated Exelixis transaction costs of $1.3 million. Exelixis transaction costs include financial advisory, legal, accounting and other fees.

  Based upon an independent valuation of the tangible and intangible assets acquired, Exelixis management has allocated the total cost of the merger to the assets acquired and liabilities assumed as follows (in thousands):

  Tangible assets acquired..................  $     7,103
In-process research and development.......       38,117
Developed technology......................          456
Patents/core technology...................        3,697
Assembled workforce.......................          958
Goodwill..................................       53,823
Liabilities assumed.......................      (10,663)
                                             -----------
                                            $    93,491
                                             ===========

  The valuation of the purchased in-process research and development of $38.1 million was based upon the results of an independent valuation using the income approach for each of the ten projects in-process. The in-process projects relate primarily to the development of disease and insect resistant fruits and vegetables and are expected to be completed over approximately the next three to six years. The income approach estimates the value of each acquired project in-process based on its expected future cash flows. The valuation analysis considered the contribution of the core technology as well as the percent complete of each in-process research and development project. The expected present value of the cash flows associated with the in- process research and development projects was computed using a risk adjusted rate of return of 35% which is considered commensurate with the overall risk and percent complete of the in-process projects. The purchased technology was not considered to have reached technological feasibility, and it has no alternative future use, accordingly, it has been recorded as a component operating expense.

  The revenues, expenses, cash flows and other assumptions underlying the estimated fair value of the acquired in-process research and development involve significant risks and uncertainties. The risks and uncertainties associated with completing the acquired in-process projects include obtaining the necessary regulatory approvals in a timely manner and being able to successfully and profitably produce, distribute and sell products.

  MetaXen

  In July 1999, the Company acquired substantially all the assets of MetaXen. In addition to paying cash consideration of $870,000, the Company assumed a note payable relating to certain acquired assets with a principal balance due of $1.1 million (see Note 6). The Company also assumed responsibility for a facility lease relating to the office and laboratory space occupied by MetaXen.

  This transaction was recorded using the purchase method of accounting. The fair value of the assets purchased, and debt assumed, was determined by management to equal their respective historical net book values on the transaction date, as follows (in thousands):

  Laboratory and computer equipment.......$    1,645
Leasehold improvements..................       175
Other tangible assets...................       155
Note payable............................    (1,105)
                                         ----------
                                        $      870
                                         ==========

  Pro Forma Results

  The Company's audited historical statements of operations include the results of Agritope and MetaXen subsequent to the acquisition dates of December 8, 2000 and July 11, 1999, respectively. The following unaudited pro forma financial information presents the consolidated results of the Company as if the acquisition of Agritope and MetaXen had occurred at the beginning of 1999. Nonrecurring charges, such as the acquired in-process research and development charge of $38.1 million, are not reflected in the following pro forma financial information. This pro forma information is not intended to be indicative of future operating results (in thousands, except per share data).

                                                        December 31,
                                                ------------------------
                                                   2000         1999
                                                -----------  -----------
Total revenues...............................  $    32,207  $    16,723
Net loss.....................................       51,388       29,258
Net loss per share, basic and diluted........  $     (1.57) $     (1.03)

  NOTE 14 QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following tables summarize the quarterly financial data for the last two fiscal years (in thousands, except per share data):

                                                        Fiscal 2000 Quarter Ended
                                         ------------------------------------------------------
                                           March 31,     June 30,  September 30,  December 31,(1)
                                         ------------ ------------ -------------  ---------------
Total Revenues.........................   $    5,951   $    5,616    $    6,118    $      7,074
Loss from operations...................       (7,277)     (12,670)      (11,149)        (49,883)
Net loss...............................       (7,287)     (10,972)       (8,999)        (48,052)
Basic and diluted net loss per share...   $    (1.23)  $    (0.32)   $    (0.22)   $      (1.13)

                                                      Fiscal 1999 Quarter Ended
                                         ------------------------------------------------------
                                           March 31,     June 30,  September 30,    December 31,
                                         ------------ ------------ -------------  ---------------
Total Revenues.........................   $    1,198   $    2,377    $    3,173    $      3,761
Loss from operations...................       (3,549)      (3,573)       (5,169)         (6,477)
Net loss...............................       (3,572)      (3,484)       (5,138)         (6,528)
Basic and diluted net loss per share...   $    (1.28)  $    (0.84)   $    (1.13)   $      (1.36)

(1) Includes a charge of $38.1 million relating to acquired in-process research and development recorded in connection with the acquisition of Agritope.

  Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

  None

  PART III

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by this item, insofar as it relates to directors, will be contained under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in Exelixis' definitive proxy statement with respect to our 2001 Annual Meeting of Stockholders (the "Proxy Statement"), and is hereby incorporated by reference thereto.

  ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item will be contained in the Proxy Statement under the caption "Executive Compensation," and is hereby incorporated by reference thereto.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will be contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management," and is hereby incorporated by reference thereto.

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will be contained in the Proxy Statement under the caption "Certain Relationships and Related Transactions," and is hereby incorporated by reference thereto.

  PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are being filed as part of this report:

  (1) The following financial statements of the Company and the Report of the Independent Accountants are included in Part II, Item 8:

  Report of Independent Accountants XX

  Consolidated Balance Sheets XX

  Consolidated Statements of Operations XX

  Consolidated Statements of Stockholders' Equity (Deficit) XX

  Consolidated Statements of Cash Flows XX

  Notes to Consolidated Financial Statements XX

  (2) All financial statement schedules are omitted because the information is inapplicable or presented in the Consolidated Financial Statements or notes.

  (3) The items listed on the Index to Exhibits on page 52 are incorporated herein by reference.

  (b) Reports on Form 8-K.

  Exelixis filed a Current Report on Form 8-K on November 9, 2000, reporting the Company's financial results for the third quarter of fiscal year 2000.

  Exelixis filed a Current Report on Form 8-K on December 22, 2000, reporting the completion of the Company's acquisition of Exelixis Plant Sciences, Inc. (formerly Agritope, Inc.)

  (c) See (a)(3) above.

  (d) See (a)(3) above.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 15, 2001.

  EXELIXIS, INC.

  By: /s/ George A. Scangos, Ph.D.

  George A. Scangos, Ph.D.

  President and Chief Executive Officer

  Know All Persons by these Presents, that each person whose signature appears below constitutes and appoints George A. Scangos and Glen Y. Sato, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and of the capacities and on the dates indicated.

Signature	Title	Date
/s/ George A. Scangos, Ph.D. George A. Scangos, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2001
/s/ Glen Y. Sato Glen Y. Sato	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2001
/s/ Steilos Papadopoulos, Ph.D. Stelios Papadopoulos, Ph.D.	Chairman of the Board of Directors	March 15, 2001
/s/ Charles Cohen, Ph.D. Charles Cohen, Ph.D.	Director	March 15, 2001
/s/ Jurgen Drews, M.D. Jurgen Drews, M.D.	Director	March 15, 2001
/s/ Geoffrey Duyk, M.D. Ph.D. Geoffrey Duyk, M.D., Ph.D.	Director	March 15, 2001
/s/Jason S. Fisherman, M.D. Jason S. Fisherman, M.D.	Director	March 15, 2001
/s/ Jean-Francois Formela, M.D. Jean-Francois Formela, M.D.	Director	March 15, 2001
/s/ Edmund Olivier de Vezin Edmund Olivier de Vezin	Director	March 15, 2001
/s/ Lance Willsey, M.D. Lance Willsey, M.D.	Director	March 15, 2001
/s/Peter Stadler Peter Stadler, Ph.D.	Director	March 15, 2001

  INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated September 7, 2000, among Exelixis, Athens Acquisition Corp. and Agritope, Inc. (Incorporated by reference to Annex A of Exelixis' Registration Statement on Form S-4 (No. 333-47710), filed with the SEC on October 11, 2000, as amended).
3.1	Amended and Restated Certificate of Incorporation of Exelixis (1).
3.2	Amended and Restated Bylaws of Exelixis (1).
4.1	Specimen Common Stock Certificate (1).
4.2	Fourth Amended and Restated Registration Rights Agreement, dated February 26, 1999 among Exelixis and Certain Stockholders of Exelixis (1)
4.3	Warrant, dated August 17, 1998, to purchase 125,796 post-split shares of Exelixis Series A preferred stock in favor of Comdisco, Inc. (1).
4.4	Warrant, dated August 17, 1998, to purchase 15,365 post-split shares of Exelixis Series A preferred stock in favor of Greg Stento (1).
4.5	Warrant, dated January 24, 1996, to purchase 267,857 post-split shares of Exelixis Series B convertible stock in favor of MMC/GATX Partnership No. 1 (1).
4.6	Warrant, dated September 25, 1997, to purchase 63,750 post-split shares of Exelixis common stock in favor of MMC/GATX Partnership No. 1 (1).
4.7	Warrant, dated November 15, 1999, to purchase 9,000 post-split shares of Exelixis common stock in favor of Bristow Investments, L.P. (1).
4.8	Warrant, dated November 15, 1999, to purchase 101,250 post-split shares of Exelixis common stock in favor of Slough Estates USA, Inc. (1).
4.9	Warrant, dated November 15, 1999, to purchase 2,250 post-split shares of Exelixis common stock in favor of Laurence and Magdalena Shushan Trust (1).
4.10	Warrant, dated April 1, 2000, to purchase 70,875 shares of Exelixis common stock in favor of Slough Estates USA, Inc. (2).
4.11	Warrant, dated April 1, 2000, to purchase 6,300 shares of Exelixis common stock in favor of Bristow Investments, L.P. (2).
4.12	Warrant, dated April 1, 2000, to purchase 1,575 shares of Exelixis common stock in favor of Laurence and Magdalena Shushan Family Trust (2).
10.1	Form of Indemnity Agreement (1).
10.2*	1994 Employee, Director and Consultant Stock Plan (1).
10.3*	1997 Equity Incentive Plan (1).
10.4*	2000 Equity Incentive Plan (1).
10.5*	2000 Non-Employee Directors' Stock Option Plan (1).
10.6*	2000 Employee Stock Purchase Plan (1).
10.7	Agritope, Inc. 1997 Stock Award Plan. (Incorporated by reference to Exelixis' Registration Statement on Form S-8 (No. 333-52434), as filed with the SEC on December 21, 2000).
10.8	Collaboration Agreement, dated December 16, 1999, between Exelixis, Bayer Corporation and GenOptera LLC (1)[***].
10.9	Operating Agreement, dated December 15, 1999, between Exelixis, Bayer Corporation and GenOptera LLC (1)[***]
10.10	Cooperation Agreement, dated September 15, 1998, between Exelixis and Artemis Pharmaceuticals GmbH (1).
10.11	Sublease Agreement, dated June 1, 1997, between Arris Pharmaceutical Corporation and Exelixis (1).
10.12	Lease, dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis (1).
10.13	First Amendment to Lease, dated March 29, 2000, between Britannia Pointe Grand Limited Partnership and Exelixis (2).
10.14	Master Lease Agreement, dated August 2, 2000, between Comdisco, Inc, and Exelixis (3).
10.15	Addendum dated as of August 31, 2000, to the Master Lease Agreement (3).
10.16	Amendment No. 1 to the Master Lease Agreement, dated September 6, 2000, between Comdisco, Inc. and Exelixis (3).
10.17	Purchase-Leaseback Agreement, dated September 8, 2000, between Comdisco, Inc. and Exelixis (3).
10.18	Master Services Agreement, dated November 15, 1999, between Artemis Pharmaceuticals GmbH and Exelixis (1).
10.19	Research Collaboration and Technological Transfer Agreement, dated September 14, 1999, between Bristol-Myers Squibb and Exelixis (1). [***]
10.20	Corporate Collaboration Agreement, dated February 26, 1999, between Pharmacia & Upjohn AB and Exelixis (1)[***].
10.21	Amendment to Corporate Collaboration Agreement, dated October, 1999, between Pharmacia & Upjohn AB and Exelixis (1). [***]
10.22	Mechanism of Action Collaboration Agreement, dated July 11, 2000 between Exelixis and Dow AgroSciences LLC (Incorporated by reference from Exelixis' Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2000).[***]
10.23	Asset Purchase Agreement, dated July 11, 1999, between MetaXen/Xenova and Exelixis (1).
10.24*	Employment Agreement, dated September 13, 1996, between George Scangos, Ph.D. and Exelixis (1).
10.25*	Employment Agreement, dated April 14, 1997, between Geoffrey Duyk, M.D., Ph.D. and Exelixis (1).
10.26*	Employment Agreement, dated October 19, 1999, between Glen Y. Sato, Chief Financial Officer and Vice President, Legal Affairs and Exelixis (1).
21.1	Subsidiaries of Exelixis.
23.1	Consent of Independent Accountants.
24.1	Power of Attorney (contained on signature page).

  [***] Confidential treatment granted for certain portions of this exhibit.

  * Management contract or compensatory plan.

    Incorporated by reference to Exelixis' Registration Statement on Form S-1 (No. 333-30978), filed with the SEC on February 7, 2000, as amended.
    Incorporated by reference from Exelixis' Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2000.
    Incorporated by reference from Exelixis' Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2000.