Form 10-Q
period 2001-05-14
EXELIXIS INC
filed 2001-05-15
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

As of April 30, 2001 there were 48,413,852 shares of the Registrant's Common Stock outstanding. As of that date there were 38,544,965 shares held by non-affiliates with an approximate aggregate market value of $528,066,034 based upon the $13.70 closing price of the registrant's common stock listed on the Nasdaq Stock market on April 30, 2001.

EXELIXIS, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Consolidated Condensed Balance Sheets March 31, 2001 and December 31, 2000	**

Conslidated Condensed Statements of Operations Three months ended March 31, 2001 and 2000	**

Consolidated Condensed Statements of Cash Flows Three months ended March 31, 2001 and 2000	**

Notes to Consolidated Condensed Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	**

Item 5. Other Information - Risk Factors	**

Item 6. Exhibits and Reports on Form 8-K	**

SIGNATURE	**

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXELIXIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

                                                       March 31,   DECEMBER 31,
                                                         2001         2000 (1)
                                                    ------------  ------------
                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents..................           $39,114       $19,552
  Short-term investments.....................            68,854        93,000
  Other receivables..........................             2,016         1,493
  Inventories................................                -          3,612
  Other current assets.......................             1,869         1,987
                                                    ------------  ------------
    Total current assets.....................           111,853       119,644

Property and equipment, net..................            22,956        23,480
Related party receivables....................               529           494
Goodwill and other intangibles, net..........            57,299        58,674
Other assets.................................             3,415         2,622
                                                    ------------  ------------
    Total assets.............................          $196,052      $204,914
                                                    ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses......            $7,618       $10,050
  Line of Credit.............................                -          1,484
  Current portion of capital lease
   obligations...............................             3,627         3,826
  Current portion of notes payable...........             1,749         1,664
  Advances from minority shareholders........                -            868
  Deferred revenues..........................             5,628         6,233
                                                    ------------  ------------
    Total current liabilities................            18,622        24,125

Capital lease obligations....................             5,613         6,341
Notes payable................................             1,154         1,635
Minority interest in consolidated subsidiary.                -          1,044
Deferred revenues............................            18,387         9,035
                                                    ------------  ------------
    Total liabilities........................            43,776        42,180

Stockholders' equity:
  Common stock...............................                47            47
  Additional paid-in-capital.................           304,469       304,339
  Notes receivable from stockholders.........            (1,749)       (1,805)
  Deferred stock compensation................            (8,365)      (10,174)
  Accumulated other comprehensive income.....               631           365
  Accumulated deficit........................          (142,757)     (130,038)
                                                    ------------  ------------
    Total stockholders' equity...............           152,276       162,734
                                                    ------------  ------------
    Total liabilities and stockholder's equity         $196,052      $204,914
                                                    ============  ============

(1) The consolidated condensed balance sheet at December 31, 2000 has been derived from the audited financial statement at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these consolidated condensed financial statements.

EXELIXIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                THREE MONTHS ENDED
                                                      MARCH 31,
                                               ---------------------
                                                    2001       2000
                                               ---------- ----------
                                                    (unaudited)
Revenues:
  License..................................         $924       $931
  Contract.................................        6,810      5,020
                                               ---------- ----------
    Total revenues.........................        7,734      5,951
                                               ---------- ----------

Operating expenses:
  Research and development (1).............       16,815      8,933
  General and administrative (2)...........        4,260      4,295
  Amortization of goodwill and intagibles..        1,050         -
                                               ---------- ----------
    Total operating expenses...............       22,125     13,228
                                               ---------- ----------
Loss from operations.......................      (14,391)    (7,277)

Other income (expense):
Interest and other income..................        1,895        148
Interest expense...........................         (223)      (158)
                                               ---------- ----------
    Total other income (expense)...........        1,672        (10)
                                               ---------- ----------
Net loss...................................     ($12,719)   ($7,287)
                                               ========== ==========
Net loss per share, basic and
  diluted..................................       ($0.29)    ($1.23)

Shares used in computing net loss
  per share, basic and diluted.............       44,372      5,905

(1) Includes stock compensation expense of $1,168 and $2,003 for the three months ended March 2001 and 2000, respectively.
(2) Includes stock compensation expense of $708 and $1,259 for the three months ended March 2001 and 2000, respectively.

The accompanying notes are an integral part of these consolidated condensed financial statements.

EXELIXIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          ------------------------
                                                             2001         2000
                                                          -----------  -----------
                                                                 (unaudited)
Cash flows from operating activities:
  Net loss................................................  ($12,719)     ($7,287)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization.........................     1,744          785
    Amortization of deferred stock compensation...........     1,876        3,262
    Amortization of goodwill and other intangibles........     1,050            -
  Changes in assets and liabilities:                               -            -
    Other receivables.....................................      (132)        (374)
    Other current assets..................................        79         (731)
    Other assets..........................................        79           (1)
    Related party receivables.............................      (726)          25
    Accounts payable and accrued expenses.................    (1,313)       1,051
    Deferred revenues.....................................     9,467       13,483
                                                          -----------  -----------
      Net cash provided by (used in) operating activities       (595)      10,213
                                                          -----------  -----------
Cash flows from investing activities:
  Purchases of property and equipment.....................    (2,936)      (3,601)
  Proceeds from maturity of short-term investments            51,629            -
  Purchases of short-term investments.....................   (27,215)           3
                                                          -----------  -----------
      Net cash provided by (used in) investing activities     21,478       (3,598)
                                                          -----------  -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options
   and warrants...........................................        60          525
  Repayments of notes from stockholders                           56            -
  Principal payments on capital lease
   obligations............................................      (928)        (194)
  Principal payments on note payable......................      (395)        (345)
                                                          -----------  -----------
      Net cash used in financing activities...............    (1,207)         (14)
                                                          -----------  -----------

Net increase in cash and cash equivalents.................    19,676        6,601
Cash and cash equivalents, at beginning
 of period................................................    19,552        5,400
                                                          -----------  -----------
Cash and cash equivalents, at end of period...............   $39,228      $12,001
                                                          ===========  ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

EXELIXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Exelixis, Inc. ("Exelixis" or the "Company") is a biotechnology company focused on the discovery of potential new drug therapies for cancer and other proliferative diseases through its expertise in comparative genomics and model system genetics. The company's technologies are broadly applicable to all industries whose products can be enhanced by an understanding of DNA or proteins, including pharmaceutical, diagnostic, agrochemical and agricultural industries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

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

Comprehensive Income

The only component of other comprehensive income is unrealized gains on available-for-sale securities. For the three month period ended March 31, 2001, total comprehensive income amounted to $12.5 million. For the three month period ended March 31, 2000, there was no difference between net loss and comprehensive net loss.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

Exelixis adopted SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133") on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. To date, the Company has not engaged in derivative or hedging activities, and the adoption of SFAS No. 133, as amended, did not have a material impact on the Company's financial statements.

Note 2. Sale of Vinifera Ownership Interest

On March 31, 2001, the Company reduced its ownership interest in Vinifera to 19% by selling 3.0 million shares of Vinifera common stock back to Vinifera in consideration for $2.1 million in interest bearing promissory notes. The promissory notes bear interest rates of prime plus 1% and are payable in two installments of $400,000, due no later than September 30, 2001 and February 28, 2002, respectively, and one installment of $1.3 million, due on February 28, 2006. Due to risks associated with Vinifera's operating results, the Company has reserved for $1.7 million of these promissory notes.

As a result of this transaction, the Company recorded the following amounts as an adjustment to goodwill based on the operating results of Vinifera through March 31, 2001: a write down of the value of acquired developed technology attributable to Vinifera, a gain on sale of Vinifera shares, and the promissory note reserve. The net adjustment was an increase to goodwill in the amount of $675,000. Beginning March 31, 2001, the Company will account for its investment in Vinifera using the cost method.

Note 3. Subsequent Events

Acquisition of Artemis

On May 14, 2001, Exelixis acquired all, or rights to acquire all, of the outstanding capital stock of Artemis Pharmaceuticals GmbH, a privately held genetics and functional genomics company organized under the laws of Germany ("Artemis"). The acquisition of Artemis (the "Acquisition") was accomplished pursuant to a Share Exchange and Assignment Agreement among Exelixis, Artemis and the stockholders of Artemis (not including Exelixis, the "Artemis Stockholders"), dated as of April 23, 2001 (the "Exchange Agreement"). Prior to the Acquisition, Exelixis held approximately 15.4% of the outstanding capital stock of Artemis, and the Artemis Stockholders and employees under an Employee Phantom Stock Option Program ("Phantom Plan") held or had rights to the remaining 84.6%.

Pursuant to the Exchange Agreement, Exelixis issued approximately 1.6 million shares of its common stock, in exchange for 78% of the outstanding capital stock of Artemis held by the Artemis Stockholders. In addition, Exelixis received a call option (the "Call Option") from, and issued a put option (the "Put Option") to, certain stockholders of Artemis (the "Option Holders") for the issuance of approximately 480,000 shares of Exelixis common stock in exchange for the remaining 22% of the outstanding capital stock of Artemis held by the Artemis Stockholders. Exelixis may exercise the Call Option at any time from April 24, 2001 through January 31, 2002, and the Option Holders may exercise their rights under the Put Option at any time from April 1, 2002 through May 15, 2002. In connection with the Acquisition, Exelixis issued options representing the right to purchase approximately 187,000 additional shares of Exelixis common stock to Artemis employees in exchange for such employees' vested options formerly representing the right to purchase shares of Artemis capital stock pursuant to the Phantom Plan. Total consideration paid for this acquisition approximates $28.0 million.

Artemis will continue to operate as a German-based company, but as a subsidiary of Exelixis. The Acquisition was accounted for using the purchase method of accounting. The Artemis Stockholders have agreed to a 90-day lock-up period for the shares of Exelixis common stock they received in the Acquisition. Pursuant to the Exchange Agreement, Exelixis has agreed to file a resale registration statement on Form S-3 with the SEC for the shares of Exelixis common stock issued in connection with the Acquisition.

Supplemental Stock Option Program

During April 2001, the Company granted approximately 545,000 supplemental stock options ("Supplemental Options") under the 2000 Equity Incentive Plan to employees (excluding officers and directors) who had stock options with exercise prices greater than $16.00 per share under the 2000 Equity Incentive Plan. The Supplemental Options were for the number of shares of common stock equal to 50% of the corresponding original grant, have an exercise price of $16.00, vest monthly over a two year period beginning April 1, 2001, and have a 27 month term. The vesting on the corresponding original grants was halted and will resume in April 2003 following the completion of vesting of the Supplemental Options. This new grant constitutes a synthetic repricing and will result in certain options being reported using the variable plan method of accounting for stock compensation expense.

Commitments

In April 2001, the Company entered into a master lease agreement with a third party lessor for an equipment lease line of up to $12.0 million, which expires on December 31, 2001. The master lease agreement provides for a periodic delivery structure. Each delivery has a payment term of 36 or 48 months depending on the type of the equipment purchased under the lease. Under the master lease agreement, the Company is subject to certain financial covenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2000 audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. Operating results are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis contains forward- looking statements that are based upon current expectations. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events may differ significantly from the results discussed in the forward- looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" as well as those discussed elsewhere in this document and those discussed in our Annual Report on Form 10- K.

Overview

We believe that we are a leader in the discovery and validation of high-quality novel targets for several major human diseases, and a leader in the discovery of potential new drug therapies, specifically for cancer and other proliferative diseases. Our mission is to develop proprietary cancer products by leveraging our integrated discovery platform to increase the speed, efficiency and quality of pharmaceutical and agricultural product discovery and development.

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

We have established commercial collaborations with Aventis CropScience, Bayer, Bristol-Myers Squibb, Dow AgroSciences and Pharmacia, which provide us with substantial funding, including licensing fees, research funding, milestone payments when specific objectives are met and royalties, if our partners successfully develop and commercialize products. In addition, many of these collaborations provide us with access to strategic technologies. Committed funding through March 31, 2001, which does not include milestones or royalties, from these collaborators totals over $210 million. Revenues from these collaborations were $7.7 million for the three months ended March 31, 2001, $24.8 million in 2000, $10.5 million in 1999 and $2.3 million in 1998. Our sources of potential revenue for the next several years are likely to include upfront license and other fees, funded research payments, under existing and possible future collaborative arrangements, milestone payments and royalties from our collaborators based on revenues received from any products commercialized under those agreements.

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

Results of Operations

Revenues

Total revenues were $7.7 million and $6.0 million for the three month period ended March 31, 2001 and 2000, respectively. The increase in revenue over the 2000 levels was primarily due to additional license and contract revenues earned from existing collaborations with Bayer, Pharmacia, Bristol-Myers Squibb, Dow AgroSciences, and a collaboration with Aventis Crop Sciences resulting from our acquisition of Agritope, Inc., now renamed Exelixis Plant Sciences, Inc. We expect this trend to continue during 2001 as additional collaboration agreements are signed.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs, supplies and depreciation of facilities and laboratory equipment. Research and development expenses were $16.8 million and $9.7 million for the three month period ended March 31, 2001 and 2000, respectively. The increase was due primarily to increased staffing and other personnel-related costs. These expenses were incurred to support new collaborative arrangements and Exelixis' internal self- funded research efforts, including increased expenses related to the acquisition of Agritope. Exelixis expects to continue to devote substantial resources to research and development, and it expects that research and development expenses will continue to increase in absolute dollar amounts in the future as it continues to expand its proprietary drug development efforts.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs to support Exelixis' activities, facilities costs and professional expenses, such as legal fees. General and administrative expenses were $4.3 million and $3.5 million for the three month period ended March 31, 2001 and 2000, respectively. The increase in general and administrative expenses related primarily to increased staffing and other personnel related costs and rent for facilities and expenses associated with expanding our corporate headquarters, partially offset by a decrease in non-cash stock compensation expense (as described below). Exelixis expects that its general and administrative expenses will increase in absolute dollar amounts in the future as it expands its administrative staff and adds infrastructure to support its growing research and development efforts.

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

As of March 31, 2001, the Company has recorded a cumulative $11.8 million of deferred stock compensation related to stock options granted to consultants and employees. Stock compensation expense is being recognized in accordance with FASB Interpretation No. 28 ("FIN 28") over the vesting periods of the related options, generally four years. The Company recognized stock compensation expense of $1.9 million and $3.3 million for the three month period ended March 31, 2001 and 2000, respectively. The decrease in stock compensation expense year-over-year results from the accelerated amortization method proscribed by FIN 28.

Other Income (Expense), Net

Other income (expense) primarily consists of interest income earned on cash, cash equivalents and short-term investments, partially offset by interest expense incurred on notes payable and capital lease obligations. Net other income was $1.7 million for the three month period ended March 31, 2001, compared to expense of $10,000 for the comparable period in 2000. The increase year-over-year primarily relates to interest income earned on the proceeds from our initial public offering completed in April 2000.

Liquidity and Capital Resources

Since inception, Exelixis has financed its operations primarily through private placements of preferred stock, loans, equipment lease financing and other loan facilities and payments from collaborators. In addition, during the second quarter of 2000, Exelixis completed its initial public offering raising $124.5 million in net cash proceeds. Exelixis intends to continue to use the proceeds for research and development activities, capital expenditures, working capital and other general corporate purposes. As of March 31, 2001, Exelixis had approximately $108.0 million in cash, cash equivalents and short-term investments.

Exelixis' operating activities used cash of $0.7 million for the three months ended March 31, 2001, compared to cash provided of $10.2 million for the three months ended March 31, 2000. Cash used in operating activities related primarily to funding net operating losses, partially offset by an increase in deferred revenues from collaborators and non-cash charges related to depreciation and amortization of deferred stock compensation, goodwill and other intangible assets.

Exelixis' investing activities provided cash of $21.5 million for the three months ended March 31, 2001, compared to cash used of $3.6 million for the corresponding period in 2000. Investing activities consist primarily of maturities of short-term investments, partially offset by purchases of short- term investments and property and equipment for the three months ended March 31, 2001. For the three months ended March 31, 2000, investing activities primarily consisted of purchases of property and equipment. Exelixis expects to continue to make significant investments in research and development and its administrative infrastructure, including the purchase of property and equipment to support its expanding operations.

Exelixis' financing activities used cash of $1.2 million for the three months ended March 31, 2001, compared to cash used of $14,000 for the corresponding period in 2000. These amounts consisted primarily of repayment of capital lease obligations and notes payable offset by proceeds from the exercise of stock options and warrants.

Exelixis believes that its current cash and cash equivalents, short-term investments and funding to be received from collaborators, will be sufficient to satisfy its anticipated cash needs for at least the next two years. However, it is possible that Exelixis will seek additional financing within this timeframe. Exelixis may raise additional funds through public or private financings, collaborative relationships or other arrangements. Exelixis cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to Exelixis. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Exelixis' failure to raise capital when needed may harm its business and operating results.

Recent Accounting Pronouncement

Exelixis adopted the SFAS No. 133, on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. To date, the Company has not engaged in derivative or hedging activities, and the adoption of SFAS No. 133, as amended, did not have a material impact on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investments are only subject to interest rate risk and our interest income may fluctuate due to changes in U.S. interest rates. By policy, we limit our investments to money market instruments, debt securities of U.S. government agencies and debt obligations of U.S. corporations. We manage market risk by our diversification requirements, which limit the amount of our portfolio that can be invested in a single issuer. We manage credit risk by limiting our purchases to high quality issuers. Through our money manager, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. As of March 31, 2001, there has been no material change in the Company's interest rate exposure from that described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

All highly liquid investments with an original maturity of three months or less from the date of purchase are considered cash equivalents. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, we have classified all investments with an original maturity date greater than three months as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Warrants to purchase 53,571 shares of the Company's common stock at an exercise price of $0.93 per share were exercised by Creative Biomolecules, Inc. (now Curis Inc.) in the first quarter of fiscal 2001 for aggregate proceeds to the Company of $50,000. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D under the Securities Act of 1933 in issuing shares upon the exercise of warrants.

In May 2000, we completed our initial public offering for aggregate proceeds of approximately $136.0 million. In connection with the offering, we paid a total of approximately $9.5 million in underwriting discounts and commissions and $2.0 million in other offering costs and expenses. After deducting the underwriting discounts and commissions and the offering costs and expenses, our net proceeds from the offering were approximately $124.5 million.

From the time of receipt through March 31, 2001, the proceeds from the offering were used for research and development activities, capital expenditures, working capital and other general corporate purposes. In the future, we intend to use the net proceeds in a similar manner. As of March 31, 2001, approximately $108.0 million of the proceeds remained available and were primarily invested in short-term marketable securities.

Item 5. Other Information - Risk Factors

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses each year since our inception, including a net loss of approximately $12.7 million for the three months ended March 31, 2001. As of that date, we had an accumulated deficit of approximately $142.8 million. We expect these losses to continue and anticipate negative cash flow for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain or increase profitability.

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

We have experienced a period of rapid and substantial growth that has placed, and our anticipated growth in the future will continue to place, a strain on our administrative and operational infrastructure. As our operations expand, we expect that we will need to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, acquisitions involve the integration of different financial and management reporting systems. We may not be able to successfully integrate the administrative and operational infrastructure without significant additional improvements and investments in management systems and procedures

We are dependent on our collaborations with major companies. If we are unable to achieve milestones, develop products or renew or enter into new collaborations, our revenues may decrease and our activities may fail to lead to commercialized products.

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

We currently have collaborative research agreements with Bayer, Pharmacia, Bristol-Myers Squibb, Dow AgroSciences and Aventis. Our current collaborative agreement with Bayer is scheduled to expire in 2008, after which it will automatically be extended for one-year terms unless terminated by either party upon 12-month written notice. Our agreement permits Bayer to terminate our collaborative activities prior to 2008 upon the occurrence of specified conditions, such as the failure to agree on key strategic issues after a period of years or the acquisition of Exelixis by certain specified third parties. Similarly, our collaborative agreement with Pharmacia allows either party to terminate our research collaboration at the conclusion of its third year in 2002, at the conclusion of its fifth year in 2004, or any subsequent year. Pharmacia has advised us that certain of its research operations will become the basis for a new European enterprise. This new enterprise will have the exclusive right to certain of the research work currently being conducted under our agreement with Pharmacia, including the development and commercialization of products from those efforts. We are currently negotiating an amendment to our existing agreement to assign the research work and funding commitments in this research area to this new enterprise that will continue funding through at least the first quarter of 2002. Although our current negotiations include the possibility of our obtaining certain product rights from our research efforts to be conducted for the new enterprise, there can be no assurance that we will successfully conclude an agreement including such terms or that funding, if any, for the assigned portion of the research program will be maintained at the levels currently being funded beyond the first quarter of 2002. The Pharmacia agreement may also be terminated in the event of a conflict over material third-party intellectual property rights. Our collaborative agreement with Bristol-Myers Squibb expires in September 2002. Our collaborative agreement with Dow AgroSciences is scheduled to expire in July 2003, after which Dow AgroSciences has the option to renew on an annual basis. Our collaborative research arrangement with Aventis is scheduled to expire in June 2004. Aventis has the right to terminate the research arrangement prior to the expiration date, provided that it pays the annual research funding amount due for the year following termination. Thereafter, the arrangement renews annually unless Aventis terminates automatic renewal prior to the scheduled date of renewal. The Aventis arrangement is conducted through a limited liability company, Agrinomics, which is owned equally by Aventis and Exelixis. Aventis may surrender its interest in Agrinomics and terminate the related research collaboration prior to the scheduled expiration upon the payment of the subsequent year's funding commitment. In addition, both our agreements with Bayer and Pharmacia are subject to termination at an earlier date if certain specified individuals are no longer employed by us and we are unable to find replacements acceptable to Bayer or Pharmacia, as the case may be. In the case of Pharmacia, the right is triggered if either of two specified individuals directly involved in the research program cease to be employed by us. In the case of Bayer, the right is triggered if two or more of our Chief Executive Officer, Chief Scientific Officer, Agricultural Biotechnology Program Leader and Chief Informatics Officer cease to have a relationship with us within six months of each other.

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

Mergers and acquisitions, are inherently risky, and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations.

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

  Reports on Form 8-K

On May 15, 2001 the Company filed an Item 9 Current Report on Form 8-K pursuant to Regulation FD reporting the Company's financial results for the first quarter of fiscal year 2001.

On May 15, 2001 the Company filed an Item 2 Current Report on Form 8-K announcing the acquisition of Artemis Pharmaceuticals GmbH.

On March 1, 2001 the Company filed an Item 9 Current Report on Form 8-K pursuant to Regulation FD reporting the Company's financial results for the year ended December 31, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2001

Exelixis, Inc.

/s/ Glen Y. Sato

Glen Y. Sato
Chief Financial Officer, Vice President of Legal Affairs and Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1	Share Exchange and Assignment Agreement, dated April 23, 2001, by and among Exelixis, Inc. and among Exelixis, Inc. and the Artemis stockholders named therein (2)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
4.1	Specimen Common Stock Certificate (1)
10.22	Master Lease Agreement, dated April 9, 2001, between GE Capital Corporation and Exelixis, Inc.

(1) Filed with Exelixis' Registration Statement on Form S-1, as amended, (No. 333-96335), declared effective by the Securities and Exchange Commission on April 10, 2000, and incorporated herein by reference.

(2) Filed with Item 2 Current Report on Form 8-K, on May 15, 2001 and incorporated herein by reference.

* Confidential treatment requested for certain portions of this exhibit.