Form 10-Q
period 2001-05-29
EXELIXIS INC
filed 2001-08-14
CIK 939767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                    FORM 10-Q


                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: JUNE 30, 2001

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _______ to ________

                        Commission File Number:  0-30235


                                 EXELIXIS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                       04-3257395
     (State or other jurisdiction of        (I.R.S.  Employer
     incorporation  or  organization)     Identification  Number)

                                 170 Harbor Way
                                  P.O. Box 511
                          South San Francisco, CA 94083
          (Address of principal executive offices, including zip code)
                                  (650) 837-7000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

     Yes  [X]     No  [  ]


As of July 31, 2001, there were 49,161,649 shares of the registrant's common stock outstanding.

                                 EXELIXIS, INC.

                                    FORM 10-Q

                                      INDEX

                         PART I.   FINANCIAL INFORMATION

                                                                        Page No.

Item 1.    Consolidated  Financial  Statements

           Consolidated Condensed Balance Sheets
           June 30, 2001 and December 31, 2000                              3

           Consolidated Condensed Statements of Operations
           Three and Six Months ended June 30, 2001 and 2000                4

           Consolidated Condensed Statements of Cash Flows
           Six Months ended June 30, 2001 and 2000                          5

           Notes to Consolidated Condensed Financial Statements             6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   11

Item 3.    Quantitative and Qualitative Disclosures About
           Market  Risk                                                    16

                           PART II. OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                       17

Item 4.    Submission of Matters to a Vote of Security Holders             18

Item 5.    Other Information - Risk Factors                                19

Item 6.    Exhibits and Reports on Form 8-K                                30

                                    SIGNATURE

                         PART I.  FINANCIAL INFORMATION

Item  1.  Consolidated  Financial  Statements


                                 EXELIXIS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                  JUNE 30,    DECEMBER 31,
                                                    2001        2000 (1)
                                               ----------  --------------
                                                (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $  46,063   $      19,552
  Short-term investments                            76,990          93,000
  Other receivables                                  2,689           1,493
  Inventories                                            -           3,612
  Other current assets                               2,791           1,987
                                                 ----------  --------------
    Total current assets                           128,533         119,644

Property and equipment, net                         35,639          23,480
Related party receivables                              993             494
Goodwill and other intangibles, net                 68,851          58,674
Other assets                                         4,503           2,622
                                                 ----------  --------------
    Total assets                                 $ 238,519   $     204,914
                                                 ==========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses          $  11,304   $      10,050
  Line of credit                                         -           1,484
  Current portion of capital lease obligations       5,750           3,826
  Current portion of notes payable                   3,539           1,664
  Advances from minority shareholders                    -             868
  Deferred revenue                                   6,463           6,233
                                                 ----------  --------------
    Total current liabilities                       27,056          24,125

Capital lease obligations                            8,778           6,341
Notes payable                                        1,128           1,635
Convertible promissory note                         30,000               -
Minority interest in consolidated subsidiary             -           1,044
Other long-term liabilities                            200               -
Deferred revenue                                    17,831           9,036
                                                 ----------  --------------
    Total liabilities                               84,993          42,180
                                                 ----------  --------------

Stockholders' equity:
  Common stock                                          50              47
  Additional paid-in-capital                       328,008         304,339
  Notes receivable from stockholders                (1,701)         (1,805)
  Deferred stock compensation, net                  (6,800)        (10,174)
  Accumulated other comprehensive income               434             365
  Accumulated deficit                             (166,465)       (130,038)
                                                 ----------  --------------
    Total stockholders' equity                     153,526         162,734
                                                 ----------  --------------

    Total liabilities and stockholders' equity   $ 238,519   $     204,914
                                                 ==========  ==============

(1) The consolidated condensed balance sheet at December 31, 2000 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these consolidated condensed financial statements.


                                                EXELIXIS, INC.
                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                (unaudited)

                                               THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                               ---------------------------   -------------------------

                                                    2001       2000               2001       2000
                                                  ---------  ---------         ---------  ---------
Revenues:
License                                           $    924   $    932          $  1,848   $  1,864
Contract and government grants                       7,627      4,684            14,437      9,703
                                                  ---------  ---------          ---------  ---------
Total revenues                                       8,551      5,616            16,285     11,567
                                                  ---------  ---------          ---------  ---------

Operating expenses:
Research and development (1)                        20,555     13,365            37,370     22,299
General and administrative (2)                       4,976      4,921             9,236      9,216
Amortization of goodwill and intangibles             1,226          -             2,276          -
Acquired in-process research and development         6,673          -             6,673          -
                                                  ---------  ---------          ---------  ---------
Total operating expenses                            33,430     18,286            55,555     31,515
                                                  ---------  ---------          ---------  ---------

Loss from operations                               (24,879)   (12,670)          (39,270)   (19,948)

Other income (expense):
   Interest and other income                         1,597      1,866             3,492      2,014
   Interest expense                                   (426)      (168)             (649)      (326)
                                                  ---------  ---------          ---------  ---------
Total other income                                   1,171      1,698             2,843      1,688

Net loss                                          $(23,708)  $(10,972)         $(36,427)  $(18,260)
                                                  =========  =========         =========  =========

Net loss per share, basic and diluted             $  (0.52)  $  (0.32)         $  (0.81)  $  (0.90)
                                                  =========  =========         =========  =========

Shares used in computing net loss per share,
   basic and diluted                                45,724     34,622            45,048     20,263
                                                  =========  =========         =========  =========


(1) Includes stock compensation expense of $1,633 and $3,998 in the quarters ended June 30, 2001 and 2000, respectively, and includes stock compensation expense of $2,800 and $6,002 in the six month periods ended June 30, 2001 and 2000, respectively.
(2) Includes stock compensation expense of $661 and $1,297 in the quarters ended June 30, 2001 and 2000, respectively, and includes stock compensation expense of $1,370 and $2,556 in the six month periods ended June 30, 2001 and 2000, respectively.

The accompanying notes are an integral part of these consolidated condensed financial statements.


                                                  EXELIXIS, INC.
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                   (unaudited)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                         --------------------------

                                                                                               2001       2000
                                                                                             ---------  ---------
Cash flows from operating activities:
  Net loss                                                                                   $(36,427)  $(18,260)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                               4,401      1,749
    Amortization of deferred stock compensation                                                 4,170      8,558
    Amortization of goodwill and other intangibles                                              2,276          -
    Acquired in-process research and development                                                6,673          -
  Changes in assets and liabilities:
    Other receivables                                                                            (587)      (751)
    Other current assets                                                                         (962)      (973)
    Related party receivables                                                                    (399)       160
    Other assets                                                                               (2,203)       (20)
    Accounts payable and accrued expenses                                                      (2,070)     2,800
    Deferred revenue                                                                            9,747     10,163
                                                                                             ---------  ---------
      Net cash provided by (used in) operating activities                                     (15,381)     3,426
                                                                                             ---------  ---------

Cash flows from investing activities:
  Purchases of property and equipment                                                         (10,403)    (8,498)
  Proceeds from sale-leaseback of equipment                                                     4,008          -
  Cash acquired in acquisition                                                                  3,463          -
  Proceeds from maturity of short-term investments                                             90,469          -
  Purchases of short-term investments                                                         (74,203)   (73,045)
                                                                                             ---------  ---------
      Net cash provided by (used in) investing activities                                      13,334    (81,543)
                                                                                             ---------  ---------

Cash flows from financing activities:
  Proceeds from initial public offering, net                                                        -    124,709
  Proceeds from convertible note                                                               30,000          -
  Proceeds from exercise of stock options and warrants                                            309        545
  Proceeds from employee stock purchase plan                                                    1,198          -
  Repayments of notes from stockholders                                                           105          -
  Principal payments on capital lease obligations                                              (1,922)      (386)
  Principal payments on notes payable                                                          (1,025)      (733)
                                                                                             ---------  ---------
      Net cash provided by financing activities                                                28,665    124,135
                                                                                             ---------  ---------

Effect of foreign exchange rate changes on cash                                                  (107)         -

Net increase in cash and cash equivalents                                                      26,511     46,018
Cash and cash equivalents, at beginning of period                                              19,552      5,400
                                                                                             ---------  ---------
Cash and cash equivalents, at end of period                                                  $ 46,063   $ 51,418
                                                                                             =========  =========

The accompanying notes are in integral part of these consolidated condensed financial statements.

                                 EXELIXIS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE  1.   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization
------------

Exelixis, Inc. ("Exelixis" or the "Company") is a genomics-based biotechnology company focused on product development through its expertise in comparative genomics and model system genetics. An outstanding team of Company scientists has developed multiple fungal, nematode, insect, plant and vertebrate genetic systems. Exelixis' proprietary model systems and comparative genomics technologies address gene function by using biologically relevant functional genomics information very early on in the process to rapidly, efficiently and cost-effectively translate sequence data to knowledge about the function of genes and the proteins that they encode. The Company also has a significant internal cancer discovery and drug development program. Exelixis believes that its technology is broadly applicable to all life science industries including pharmaceutical, diagnostic, agricultural biotechnology and animal health. The Company has active partnerships with Aventis, Bayer, Bristol-Myers Squibb, Pharmacia, Protein Design Labs and Dow AgroSciences.

Basis  of  Presentation
-----------------------

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

Net  Loss  per  Share
---------------------

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common stock consists of common stock subject to repurchase, incremental common shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of the preferred stock and a convertible promissory note.


Comprehensive  Income
---------------------

There are two components of other comprehensive income: unrealized gains on available-for-sale securities and foreign currency translation adjustments. For the three and six month periods ended June 30, 2001, total comprehensive loss amounted to approximately $23.7 and $36.5 million, respectively. For the three and six month periods ended June 30, 2000, total comprehensive loss amounted to $10.9 million and $18.2 million, respectively.

Foreign  Currency  Translation
------------------------------

The Company's German subsidiary, Artemis Pharmaceuticals GmbH ("Artemis"), uses its local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense amounts at the average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of stockholders' equity.

Reclassification
----------------

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent  Accounting  Pronouncements
----------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" ("SFAS No. 141"), which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for
Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 requires that all business combinations be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 is expected to have no material impact on financial reporting and related disclosures of the Company.

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 during the first quarter of fiscal 2002, and is in the process of evaluating the impact of implementation on the financial position of the Company.

NOTE  2.  SALE  OF  VINIFERA  OWNERSHIP  INTEREST

On March 31, 2001, the Company reduced its ownership interest in Vinifera, Inc. ("Vinifera") to 19% by selling 3.0 million shares of Vinifera common stock back to Vinifera in consideration for $2.1 million in interest bearing promissory notes. The promissory notes bear interest rates of prime plus 1% and are payable in two installments of $400,000, due no later than September 30, 2001 and February 28, 2002, respectively, and one installment of $1.3 million, due on February 28, 2006. Due to risks associated with Vinifera's operating results, the Company has reserved for $1.7 million of these promissory notes.

As a result of this transaction, the Company recorded the following amounts as an adjustment to goodwill recorded in connection with the acquisition of Agritope, Inc. (parent company of Vinifera), based on the operating results of Vinifera through March 31, 2001: a write down of the value of acquired developed technology attributable to Vinifera, a gain on sale of Vinifera shares, and the promissory note reserve. The net adjustment was an increase to goodwill in the amount of $675,000. Beginning April 1, 2001, the Company accounts for its remaining investment in Vinifera using the cost method.

NOTE  3.   ACQUISITION  OF  ARTEMIS

In May 2001, Exelixis acquired a majority of the outstanding capital stock of Artemis, a privately held genetics and functional genomics company organized under the laws of Germany. The transaction, which was accounted for under the purchase method of accounting, was effected through the exchange of shares of Exelixis common stock for DEM 1.00 of nominal value of Artemis capital stock, using an exchange ratio of 4.064 to one. Approximately 1.6 million shares of Exelixis common stock were issued in exchange for 78% of the outstanding capital stock of Artemis held by the Artemis stockholders. In addition, Exelixis received a call option (the "Call Option") from, and issued a put option (the "Put Option") to, certain stockholders of Artemis (the "Option Holders") for the issuance of approximately 480,000 shares of Exelixis common stock in exchange for the remaining 22% of the outstanding capital stock of Artemis held by the Artemis stockholders. Exelixis may exercise the Call Option at any time from May 14, 2001 through January 31, 2002, and the Option Holders may exercise their rights under the Put Option at any time from April 1, 2002 through May 15, 2002. The value of any shares issued pursuant to exercising the Call Option or Put Option will be added to goodwill. In connection with the acquisition, Exelixis also issued fully vested options representing the right to purchase approximately 187,000 additional shares of Exelixis common stock to Artemis employees in exchange for such employees' vested options formerly representing the right to purchase shares of Artemis capital stock pursuant to an Employee Phantom Stock Option Program.

The total consideration for the acquisition was approximately $22.3 million, which consisted of Exelixis common stock and options valued at $21.4 million and estimated Exelixis transaction costs of $900,000. Exelixis' transaction costs include financial advisory, legal, accounting and other fees.

Based upon an independent valuation of the tangible and intangible assets acquired, Exelixis management has completed a preliminary allocation of the total cost of the acquisition to the assets acquired and liabilities assumed as follows (in thousands):

Tangible  assets  acquired                   $6,848
In-process  research  and  development        6,673
Developed  technology                         1,240
Assembled  workforce                          1,332
Goodwill                                      9,655
Patents/core  technology                        571
Liabilities  assumed                         (4,016)
                                            -------
                                            $22,303
                                            =======
The Company will amortize the acquired intangible assets using the following estimated useful lives:

Developed  technology          5  years
Patents/core  technology      15  years
Assembled  workforce           3  years
Goodwill                      15  years

The valuation of the purchased in-process research and development of $6.7 million was based upon the results of an independent valuation using the income approach for each of the three significant in-process projects. The in-process projects relate primarily to the development of technologies that use vertebrate genetic model organisms, zebrafish and mice, to identify and functionally validate novel genes in vivo. These genes can be used as novel screening targets or as the basis for secreted proteins in clinically and commercially relevant diseases. The in-process projects are expected to be completed over the next 18 months. The income approach estimates the value of each acquired project in-process based on its expected future cash flows. The valuation analysis considered the contribution of the core technology as well as the percent complete of each in-process research and development project. The expected present value of the cash flows associated with the in-process research and development projects was computed using a risk adjusted rate of return of 30%, which is considered commensurate with the overall risk and percent complete of the in-process projects. The purchased in-process research and development was not considered to have reached technological feasibility, and it has no alternative future use, accordingly, it has been recorded as a component of operating expense.

The revenues, expenses, cash flows and other assumptions underlying the estimated fair value of the acquired in-process research and development involve significant risks and uncertainties. The risks and uncertainties associated with completing the acquired in-process projects include the ability to reach future research milestones since the technologies being developed are unproven, the ability to retain key personal, the ability to obtain licenses to key technology, and the ability to avoid infringing on patents and propriety rights of third parties.

PRO  FORMA  RESULTS

The Company's historical statements of operations include the results of Artemis and Agritope, Inc. (now Exelixis Plant Sciences, Inc.) subsequent to the acquisition dates of May 14, 2001 and December 8, 2000, respectively. The following unaudited pro forma financial information presents the consolidated results of the Company as if the acquisitions of Artemis and Agritope had occurred at the beginning of each period presented. Nonrecurring charges, such as acquired in-process research and development, are not reflected in the following pro forma financial information. This unaudited pro forma information is not intended to be indicative of future operating results (in thousands, except per share data).

                                     SIX MONTHS ENDED JUNE 30,
                                     -------------------------
                                         2001       2000
                                       ---------  ---------
Total revenues                         $ 16,359   $ 16,541
Net loss                               $(25,754)  $(33,357)
Net loss per share, basic and diluted  $  (1.09)  $  (0.72)


NOTE  4.   SUPPLEMENTAL  STOCK  OPTION  PLAN

During April 2001, the Company granted approximately 545,000 supplemental stock options ("Supplemental Options") under the 2000 Equity Incentive Plan to employees (excluding officers and directors) who had stock options with exercise prices greater than $16.00 per share under the 2000 Equity Incentive Plan. The number of Supplemental Options granted were equal to 50% of the corresponding original grant held by each employee, have an exercise price of $16.00, vest monthly over a two year period beginning April 1, 2001, and have a 27 month term. The vesting on the corresponding original grants was halted and will resume in April 2003 following the completion of vesting of the Supplemental Options. This new grant constitutes a synthetic repricing as defined in FASB
Interpretation Number 44 "Accounting for Certain Transactions Involving Stock Compensation" and will result in certain options being reported using the variable plan method of accounting for stock compensation expense until they are exercised, forfeited or expire. For the quarter ended June 30, 2001, the compensation expense recorded for these supplemental options is approximately $0.3 million.

NOTE  5.   COMMITMENTS

During April 2001, the Company entered into a master lease agreement with a third party lessor for an equipment lease line of credit of up to $12.0 million, which expires on December 31, 2001. The master lease agreement provides for a periodic delivery structure. Each delivery has a payment term of 36 or 48 months depending on the type of the equipment purchased under the lease. At June 30, 2001, $7.9 million was outstanding under the equipment lease line of credit. Under the master lease agreement, the Company is subject to certain financial covenants. As of June 30, 2001, the Company was in compliance with all such covenants.

NOTE  6.   COLLABORATION  AGREEMENTS

On May 22, 2001, the Company and Protein Design Labs, Inc. ("PDL") entered into a collaboration to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer. The collaboration will utilize Exelixis' model organism genetics technology for the identification of new cancer drug targets, and PDL's antibody and clinical development expertise to create and develop new antibody drug candidates. PDL will provide Exelixis with $4.0 million in annual research funding for two or more years and has purchased a $30.0 million convertible note. The note bears interest at 5.75% and the interest thereon is payable annually. The note is convertible into Exelixis common stock at a conversion price per share equal to the lower of (i) $28.175 and (ii) 110% of the Fair Market Value (as defined in the note) of a share of Exelixis common stock at the time of conversion.

On July 17, 2001, the Company and Bristol-Myers Squibb Company ("BMS") entered into a collaboration. The collaboration involved three agreements: (a) a Stock Purchase Agreement; (b) a Cancer Collaboration Agreement; and (c) a License Agreement. Under the terms of the collaboration, BMS (i) purchased 600,600 shares of Exelixis Common Stock in a private placement at a purchase price of $33.30 per share, for proceeds to Exelixis of approximately $20.0 million; (ii) agreed to pay Exelixis a $5.0 million upfront license fee and provide Exelixis with $3.0 million per year in research funding for a minimum of three years; and
(iii) granted to Exelixis a worldwide, fully-paid, exclusive license to an analogue to Rebeccamycin developed by BMS, which is currently in Phase I and Phase II clinical studies for cancer. Due to risk and uncertainties with Rebeccamycin, this was given no value in the collaboration agreement. Exelixis has agreed to provide BMS with exclusive rights to certain potential small molecule compound drug targets in cancer identified during the term of the research collaboration. The premium of $10.0 million on the stock purchase by BMS is being accounted for similar to an upfront license fee. Therefore, revenue is being recognized ratably over the life of the contract.

On July 26, 2001, the Company announced the reacquisition, effective February 2002, of future rights to research programs in metabolism and alzheimer's disease previously licensed exclusively to Pharmacia Corporation ("Pharmacia"). Pharmacia will retain rights to targets under the existing agreement selected prior to the reacquisition date, subject to the payment of milestones for certain of those targets selected and royalties for future development of products against or using those targets but will have no other obligations to make payments to the Company, including approximately $9.0 million in annual funding that would otherwise be payable for an additional two years if the Company had not elected to reacquire rights to the research at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2000 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. Operating results are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis contains forward-looking statements that are based upon current expectations. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements.
Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" as well as those discussed elsewhere in this document and those discussed in our Annual Report on Form 10-K.

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

We have established commercial collaborations with Aventis CropScience, Bayer, Bristol-Myers Squibb, Dow AgroSciences, Pharmacia and Protein Design Labs, which provide us with substantial funding, including licensing fees, research funding, milestone payments when specific objectives are met and royalties, if our partners successfully develop and commercialize products. In addition, many of these collaborations provide us with access to strategic technologies and product development opportunities. Revenues from these collaborations were $16.3 million for the six months ended June 30, 2001, $24.8 million in 2000, $10.5 million for the same period in 1999 and $2.3 million for the same period in 1998. Our sources of potential revenue for the next several years are likely to include upfront license and other fees, funded research payments under existing and possible future collaborative arrangements and milestone payments and royalties from our collaborators based on revenues received from any products commercialized under those agreements.

We have a history of operating losses resulting principally from costs associated with research and development activities, investment in core technologies and general and administrative functions. As a result of planned expenditures for future research and development activities, including manufacturing and clinical development expenses for a compound in Phase II clinical studies, Exelixis expects to incur additional operating losses for the foreseeable future.

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

ACQUISITION  OF  ARTEMIS  PHARMACEUTICALS

In May 2001, we acquired a majority of the outstanding capital stock of Artemis Pharmaceuticals GmbH, a privately held genetics and functional genomics company organized under the laws of Germany ("Artemis"). The transaction, which was accounted for under the purchase method of accounting, was effected through the exchange of shares of our common stock for DEM 1.00 of nominal value of Artemis capital stock, using an exchange ratio of 4.064 to one. Approximately 1.6 million shares of our common stock was issued in exchange for 78% of the outstanding capital stock of Artemis held by the Artemis stockholders. In addition, we received a call option (the "Call Option") from, and issued a put option (the "Put Option") to, certain stockholders of Artemis (the "Option Holders") for the issuance of approximately 480,000 shares of our common stock in exchange for the remaining 22% of the outstanding capital stock of Artemis held by the Option Holders. We may exercise the Call Option at any time from May 14, 2001 through January 31, 2002, and the Option Holders may exercise their rights under the Put Option at any time from April 1, 2002 through May 15, 2002. The value of any shares issued pursuant to exercising the Call Option or Put Option will be added to goodwill. In connection with the acquisition, we also issued fully vested options representing the right to purchase approximately 187,000 additional shares of our common stock to Artemis employees in exchange for such employees' vested options formerly representing the right to purchase shares of Artemis capital stock pursuant to an Employee Phantom Stock Option Program.

The purchase price, which for financial accounting purposes was valued at $22.3 million, was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by management based upon an independent valuation. As a result of this transaction, we recorded expense associated with the purchase of in-process research and development of $6.7 million, net tangible assets of $2.8 million, and intangible assets (including goodwill) of $12.8 million, the majority of which will be amortized over 15 years.

RESULTS  OF  OPERATIONS

     REVENUES

Total revenues were $8.6 million and $16.3 million for the three- and six-month periods ended June 30, 2001, respectively, compared to $5.6 million and $11.6 million, respectively, for the comparable periods in 2000. The increase in revenues over the 2000 levels was primarily due to additional license and contract revenues earned from existing collaborations with Bayer, Bristol-Myers Squibb, Pharmacia, and Dow AgroSciences, revenues earned under the collaboration with Aventis Crop Sciences resulting from our acquisition of Agritope, Inc., now renamed Exelixis Plant Sciences, Inc., and revenues earned under our new collaboration with PDL entered into in May 2001. Our acquisition of Artemis in May 2001 also resulted in approximately $0.3 million in additional revenue. We expect revenues to continue to increase during the remainder of 2001 with the signing of our new collaboration agreement with Bristol-Myers Squibb in July 2001.

     RESEARCH  AND  DEVELOPMENT  EXPENSES

Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs, supplies and depreciation of facilities and laboratory equipment. Research and development expenses were $20.6 million and $37.4 million for the three- and six-month periods ended June 30, 2001, respectively, compared to $13.4 million and $22.3 million, respectively, for the comparable periods in 2000. The increase was due primarily to increased staffing and other personnel-related costs. These expenses were incurred to support new collaborative arrangements, our internal self-funded research efforts, including the significant build-out of our drug discovery organization and increased expenses related to the ongoing research and development activities at Agritope and Artemis. This was partially offset by a decrease in non-cash stock compensation expense (as described below). We expect to continue to devote substantial resources to research and development. In addition, we expect that research and development expenses will continue to increase in absolute dollar amounts in the future as we assume the responsibility for manufacturing and clinical development of a Phase I/II cancer compound and as we continue to expand our proprietary drug development efforts.

     GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and administrative expenses consist primarily of personnel costs to support our worldwide activities, facilities costs and professional expenses, such as legal fees. General and administrative expenses were $5.0 million and $9.2 million for the three- and six-month periods ended June 30, 2001, respectively, compared to $4.9 million and $9.2 million, respectively, for the comparable periods in 2000. General and administrative expenses remained flat year-over-year due primarily to a decrease in non-cash stock compensation expense (as described below) which offset our increased staffing and other personnel related costs and rent for facilities and expenses associated with expanding our corporate headquarters. We expect that our general and administrative expenses will increase in absolute dollar amounts in the future as we support a larger, worldwide organization through expanding our administrative staff and adding infrastructure to support our growing research and development efforts.

     STOCK  COMPENSATION  EXPENSE

Deferred stock compensation for options granted to our employees is the difference between the deemed value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. Deferred stock compensation for options granted to consultants has been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services."

As of June 30, 2001, the Company has recorded $6.8 million of deferred stock compensation, net of amortization, related to stock options granted to consultants and employees. Stock compensation expense is being recognized in accordance with FASB Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28") over the vesting periods of the related options, generally four years. During April 2001, the Company granted approximately 545,000 supplemental stock options ("Supplemental Options") under the 2000 Equity Incentive Plan to certain employees (excluding officers and directors) who had stock options with exercise prices greater than $16.00 per share under the 2000 Equity Incentive Plan. The number of Supplemental Options granted was equal to 50% of the corresponding original grant held by each employee. The Supplemental Options have an exercise price of $16.00, vest monthly over a two year period beginning April 1, 2001, and have a 27 month term. The vesting on the corresponding original stock options was halted and will resume in April 2003 following the completion of vesting of the Supplemental Options. This new grant constitutes a synthetic repricing as defined in FASB Interpretation Number 44, "Accounting for Certain Transactions Involving Stock Compensation" and will result in certain options being reported using the variable plan method of accounting for stock compensation expense until they are exercised, forfeited or expire. For the quarter ended June 30, 2001, the compensation expense recorded for these supplemental options was approximately $0.3 million. The Company recognized stock compensation expense of $2.3 million and $4.2 million for the three- and six-month periods ended June 30, 2001, respectively, compared to $5.3 million and $8.6 million, respectively, for the comparable periods in 2000. The decrease in stock compensation expense year-over-year primarily results from the accelerated amortization method proscribed by FIN 28 partially offset by the expense resulting from the synthetic repricing effect of the supplemental options.


     ACQUIRED  IN-PROCESS  RESEARCH  AND  DEVELOPMENT

The valuation of the purchased in-process research and development related to the acquisition Artemis of $6.7 million was determined by management based upon the results of an independent valuation using the income approach for each of the three significant in-process projects. The in-process projects relate primarily to the development of technologies that use vertebrate genetic model organisms, zebrafish and mice, to identify and functionally validate novel genes in vivo. These genes can be used as novel screening targets or as the basis for secreted proteins in clinically and commercially relevant diseases. The in-process projects are expected to be completed over the next 18 months. The income approach estimates the value of each acquired project in-process based on its expected future cash flows. The valuation analysis considered the contribution of the core technology as well as the percent complete of each in-process research and development project. The expected present value of the cash flows associated with the in-process research and development projects was computed using a risk adjusted rate of return of 30%, which is considered commensurate with the overall risk and percent complete of the in-process projects. The purchased in-process technology was not considered to have reached technological feasibility, and it has no alternative future use, accordingly, it has been recorded as a component operating expense.

     AMORTIZATION  OF  GOODWILL  AND  INTANGIBLES

Amortization of goodwill and intangibles results from our acquisitions of Artemis and Agritope, now renamed Exelixis Plant Sciences, Inc. Amortization of goodwill and intangibles was $1.2 million and $2.3 million for the three and six month periods ended June 30, 2001, respectively, compared to none for the comparable periods in 2000.

     OTHER  INCOME  (EXPENSE),  NET

Other income (expense), net primarily consists of interest income earned on cash, cash equivalents and short-term investments, partially offset by interest expense incurred on notes payable and capital lease obligations. Net interest income was $1.2 million and $2.8 million for the three- and six-month periods ended June 30, 2001, respectively, compared to $1.7 million for the comparable periods in 2000. The increase year-over-year primarily relates to having earned interest on higher levels of cash, cash equivalents and short-term investments for a full six months during 2001, as compared to 2000 when we closed our initial public offering in April. The decrease for the current quarter compared to last year primarily relates to lower interest income due to declining cash balances and an increase in interest expense for additional capital leases.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since inception, we have financed our operations primarily through private placements of preferred stock, loans, convertible debt, equipment lease financing and other loan facilities and payments from collaborators. In addition, during the second quarter of 2000, we completed our initial public offering raising $124.5 million in net cash proceeds. We intend to continue to use the proceeds for research and development activities, capital expenditures, working capital and other general corporate purposes. As of June 30, 2001, we had approximately $123.1 million in cash, cash equivalents and short-term investments.

Our operating activities used cash of $15.4 million for the six months ended June 30, 2001, compared to cash provided of $3.4 million for the six months ended June 30, 2000. Cash used in operating activities related primarily to funding net operating losses, partially offset by an increase in non-cash charges related to depreciation and amortization of deferred stock compensation, goodwill and other intangible assets.

Our investing activities provided cash of $13.3 million for the six months ended June 30, 2001, compared to cash used of $81.5 million for the corresponding period in 2000. Investing activities consist primarily of maturities of short-term investments, partially offset by purchases of short-term investments and property and equipment for the six months ended June 30, 2001. We expect to continue to make significant investments in research and development and our administrative infrastructure, including the purchase of property and equipment to support our expanding operations.

Our financing activities provided cash of $28.7 million and $124.1 million for the six months ended June 30, 2001, and 2000, respectively. These amounts consisted primarily of proceeds from a $30.0 million convertible note entered into as part of our collaboration agreement with Protein Design Labs in May 2001 and proceeds from our initial public offering in April 2000.

We believe that our current cash and cash equivalents, short-term investments and committed funding to be received from collaborators, will be sufficient to satisfy our anticipated cash needs for at least the next two years. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financings, collaborative relationships or other arrangements. In July 2001, we filed a registration statement on Form S-3 to offer and sell up to $150.0 million of common stock. We have no current commitments to offer or sell securities with respect to shares that may be offered or sold pursuant to this filing. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" ("SFAS No. 141"), which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for
Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 requires that all business combinations be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 is expected to have no material impact on financial reporting and related disclosures of the Company.

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 during the first quarter of fiscal 2002, and is in the process of evaluating the impact of implementation on the financial position of the Company.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our investments are only subject to interest rate risk and our interest income may fluctuate due to changes in U.S. interest rates. By policy, we limit our investments to money market instruments, debt securities of U.S. government agencies and debt obligations of U.S. corporations. We manage market risk by our diversification requirements, which limit the amount of our portfolio that can be invested in a single issuer. We manage credit risk by limiting our purchases to high quality issuers. Through our money manager, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would cause an approximately $0.5 million decline in the value of our financial instruments at June 30, 2001.

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

Due to our German operations, we have market risk exposure to adverse changes in foreign currency exchange rates. The revenues and expenses of our subsidiary Artemis Pharmaceuticals, GmbH are denominated in Deutche Marks. At the end of each quarter, the revenues and expenses of this subsidiary are translated into U.S. dollars using the average currency rate in effect for the quarter and assets and liabilities are translated into U.S. dollars using the exchange rate in effect at the end of the quarter. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. To date we have not experienced any significant negative impact as a result of fluctuations in foreign currency markets. As a policy, we do not engage in speculative or leveraged transactions, nor do we hold financial instruments for trading purposes. We will periodically analyze our exposure to foreign currency fluctuations and may adjust our policies to allow for financial hedging techniques to minimize exchange rate risk.

                           PART II. OTHER INFORMATION

ITEM  2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

(c) On May 22, 2001, we issued a convertible promissory note for the aggregate principal amount of $30.0 million (the "Note") to Protein Design Labs, Inc. ("PDL") in connection with the execution of a collaboration agreement. The Note, which bears interest at a rate of 5.75% annually, is convertible into shares of Exelixis common stock, par value $0.001 per share (the "Exelixis Common Stock"), after the first anniversary of the Note's date of issuance. The
Note is convertible into Exelixis Common Stock at a conversion price per share equal to the lower of (i) $28.175 and (ii) 110% of the Fair Market Value (as defined in the Note) of a share of Exelixis Common Stock at the time of conversion. We issued the Note in reliance upon an exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder.

On May 14, 2001, we acquired all, or rights to acquire all, of the outstanding capital stock of Artemis Pharmaceuticals GmbH, a privately held genetics and functional genomics company organized under the laws of Germany ("Artemis"). The acquisition of Artemis (the "Acquisition") was effected pursuant to a Share Exchange and Assignment Agreement among Exelixis and the stockholders of Artemis (not including Exelixis, the "Artemis Stockholders"), dated as of April 23, 2001 (the "Exchange Agreement"), providing for the exchange of 4.064 shares of Exelixis Common Stock for each DEM 1.00 of nominal value of Artemis capital stock. Pursuant to the Exchange Agreement, Exelixis issued approximately 1.6 million shares of its common stock, in exchange for 78% of the outstanding capital stock of Artemis held by the Artemis Stockholders. In addition, we received a call option (the "Call Option") from, and issued a put option (the "Put Option") to, certain stockholders of Artemis (the "Option Holders") for the issuance of approximately 480,000 shares of Exelixis Common Stock in exchange for the remaining 22% of the outstanding capital stock of Artemis held by the Artemis Stockholders. We may exercise the Call Option at any time from May 14, 2001 through January 31, 2002, and the Option Holders may exercise their rights under the Put Option at any time from April 1, 2002 through May 15, 2002. Further, in connection with the Acquisition, we issued fully vested options representing the right to purchase approximately 187,000 additional shares of Exelixis Common Stock to Artemis employees in exchange for such employees' vested options formerly representing the right to purchase shares of Artemis capital stock pursuant to an Employee Phantom Stock Option Plan. We issued the restricted shares of Exelixis Common Stock in reliance upon an exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder.

(d) In May 2000, we completed our initial public offering for aggregate proceeds of approximately $136.0 million. In connection with the offering, We paid a total of approximately $9.5 million in underwriting discounts and commissions and $2.0 million in other offering costs and expenses. After deducting the underwriting discounts and commissions and the offering costs and expenses, the net proceeds from the offering were approximately $124.5 million.

From the time of receipt through June 30, 2001, the proceeds from the offering were used for research and development activities, capital expenditures, working capital and other general corporate purposes. In the future, Exelixis intends to use the net proceeds in a similar manner. As of June 30, 2001, approximately $93.1 million of the proceeds remained available and were primarily invested in short-term marketable securities.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

At the 2001 Annual Meeting of Stockholders held on May 22, 2001, the stockholders were asked to vote on two items as follows:

     1. To elect two Class II directors, Jason Fisherman, M.D. and Jean-Francois Formela, M.D., to hold office until the 2004 Annual Meeting of Stockholders; and

     2. To ratify the selection of PricewaterhouseCoopers LLP as independent accountants of the Company for its fiscal year ended December 31, 2001.

The results of the matters presented at the annual meeting, based on 46,797,585 shares of record entitled to vote, were as follows:

     1. Drs. Fisherman and Formela were approved as directors of the Company until the 2004 Annual Meeting of Stockholders as follows:

                                   For      Withheld
                                ----------  --------

         Jason Fisherman        33,564,553   276,908
         Jean-Francois Formela  33,563,612   277,849

     2. The ratification of PricewaterhouseCoopers LLP as independent accountants of the Company for its fiscal year ended December 31, 2001 was approved as follows:

             For       Against  Abstain  Broker Non-Vote
           ----------  -------  -------  ---------------
           33,715,423  120,139    5,899                0


ITEM  5.   OTHER  INFORMATION  -  RISK  FACTORS

WE HAVE A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred net losses each year since our inception, including a net loss of approximately $36.4 million for the six months ended June 30, 2001. As of that date, we had an accumulated deficit of approximately $166.5 million. We expect these losses to continue and anticipate negative cash flow for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain or increase profitability.

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY NOT BE AVAILABLE TO US.

Our future capital requirements will be substantial, and will depend on many factors including:

     -  payments  received  under  collaborative  agreements;
     - the progress and scope of our collaborative and independent research and development projects;
     - our ability to successfully continue development of a recently acquired cancer compound;
     - our need to expand our other proprietary product development efforts as well as develop manufacturing and marketing capabilities to commercialize products; and
     -  the  filing,  prosecution  and  enforcement  of  patent  claims.

We anticipate that our current cash and cash equivalents, short-term investments and funding to be received from collaborators will enable us to maintain our currently planned operations for at least the next two years. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect. For example, our newly acquired cancer product from our recent relationship with Bristol-Myers Squibb will require significant resources for development that were not in our operational plans prior to acquiring the cancer product. We may be unable to raise sufficient additional capital when we need it, on favorable terms, or at all. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that would restrict our ability to incur further indebtedness. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

DIFFICULTIES WE MAY ENCOUNTER MANAGING OUR GROWTH MAY DIVERT RESOURCES AND LIMIT OUR ABILITY TO SUCCESSFULLY EXPAND OUR OPERATIONS.

We have experienced a period of rapid and substantial growth that has placed, and our anticipated growth in the future will continue to place a strain on our administrative and operational infrastructure. As our operations expand, we expect that we will need to manage multiple locations, including additional locations outside of the United States, and additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, acquisitions involve the integration of different financial and management reporting systems. We may not be able to successfully integrate the administrative and operational infrastructure without significant additional improvements and investments in management systems and procedures.

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

We currently have continuing collaborative research agreements with Bayer, Bristol-Myers Squibb (two agreements), Dow AgroSciences, Aventis and Protein
Design Labs. Our current collaborative agreement with Bayer is scheduled to expire in 2008, after which it will automatically be extended for one-year terms unless terminated by either party upon 12-month written notice. Our agreement permits Bayer to terminate our collaborative activities prior to 2008 upon the occurrence of specified conditions, such as the failure to agree on key strategic issues after a period of years or the acquisition of Exelixis by certain specified third parties. In addition, our agreements with Bayer are subject to termination at an earlier date if two or more of our Chief Executive Officer, Chief Scientific Officer, Agricultural Biotechnology Program Leader and Chief Informatics Officer cease to have a relationship with us within six months of each other and we are unable to find replacements acceptable to Bayer. The first of our collaborative agreement with Bristol-Myers Squibb expires in September 2002. The funded research term of second arrangement, entered into in July 2002, expires in July 2005. Our collaborative agreement with Dow AgroSciences is scheduled to expire in July 2003, after which Dow AgroSciences has the option to renew on an annual basis. Our collaborative research arrangement with Aventis is scheduled to expire in June 2004. Aventis has the right to terminate the research arrangement prior to the expiration date, provided that it pays the annual research funding amount due for the year following termination. Thereafter, the arrangement renews annually unless Aventis terminates automatic renewal prior to the scheduled date of renewal. The Aventis arrangement is conducted through a limited liability company, Agrinomics, which is owned equally by Aventis and Exelixis. Aventis may surrender its interest in Agrinomics and terminate the related research collaboration prior to the scheduled expiration upon the payment of the subsequent year's funding commitment. Bayer and Aventis recently announced an exclusive negotiation period for the purchase of Aventis by Bayer. We have not been advised of the status of those discussions nor are we able to predict the impact of such an acquisition of Aventis, if the acquisition were to occur. Our agreement with Protein Design Labs is scheduled to expire in May 2003. Protein Design Labs has a unilateral right to renew for additional 12 and six month periods thereafter. The five-year term of the convertible promissory note entered into as part of this arrangement is unaffected by whether or not Protein Design Labs renews. If these existing agreements are not renewed or if we are unable to enter into new collaborative agreements on commercially acceptable terms, our revenues and product development efforts may be adversely affected.

We recently announced the reacquisition, effective February 2002, of future rights to research programs in metabolism and alzheimer's disease previously licensed exclusively to Pharmacia Corporation. The existing agreement with Pharmacia will terminate as of that date. Pharmacia will retain rights to targets under the existing agreement selected prior to the reacquisition date, subject to the payment of milestones for certain of those targets selected and royalties for future development of products against or using those targets but will have no other obligations to make payments to the Company, including approximately $9.0 million in annual funding that would otherwise be payable for two years if the Company had not elected to reacquire rights to the research at this time. Although we anticipate entering into future collaborations involving either or both of these programs, there can be no assurance that we will be able to enter into new collaborative agreements or that such collaborations will provide revenues equal to or exceeding those otherwise obtainable under the Pharmacia collaboration.

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

WE HAVE NO EXPERIENCE IN DEVELOPING, MANUFACTURING AND MARKETING PRODUCTS AND MAY BE UNABLE TO COMMERCIALIZE PROPRIETARY PRODUCTS.

We recently acquired a development compound, an analog to rebeccamycin ("Rebeccamycin"), directed against cancer under our recent collaborative arrangement with Bristol-Myers Squibb. Clinical development of Rebeccamycin to date has been conducted by the National Cancer Institute (the "NCI"), and manufacturing of this product has been the responsibility of Bristol-Myers Squibb. Rebeccamycin has recently completed Phase I clinical studies and is in Phase I and early Phase II clinical trials being conducted by the NCI. We are currently in negotiations with the NCI to use the results of the clinical studies they have conducted and are conducting in order to determine what additional studies, if any, will be conducted by the NCI or us. There can be no assurance that we will successfully agree upon further development plans, the respective rights and obligations of the parties to conduct additional clinical studies or the timing of such studies. In addition, there can be no assurance that the clinical studies conducted to date will support further clinical development or be accepted by the Food and Drug Administration or FDA, in conjunction with any application for product approval submitted to the FDA for Rebeccamycin. Moreover, although Bristol-Myers Squibb has provided the NCI with sufficient quantities of Rebeccamycin to complete the existing Phase I and II clinical studies, development necessary for further clinical studies and product approval will require us to either develop internal manufacturing capabilities or retain a third party to manufacture the product. In addition, we have recently hired a new Senior Vice President responsible for clinical development of this product, as well as any new potential products that we may develop. As a result, we have limited experience in clinical development and no experience in manufacturing potential drug products. Accordingly, the development of Rebeccamycin is subject to significant risk and uncertainty, particularly with respect to our ability to successfully develop, manufacture and market Rebeccamycin as a product.

With respect to products developed against our proprietary drug targets, we will rely on our collaborators to develop and commercialize products based on our research and development efforts. We have limited or no experience in using the targets that we identify to develop our own proprietary products. Our recent success in applying our drug development capabilities to our proprietary targets in cancer are subject to significant risk and uncertainty, particularly with respect to our ability to meet currently estimated timelines and goals for completing preclinical development efforts and filing an Investigational New Drug Application ("IND") for compounds developed. In order for us to commercialize products, we would need to significantly enhance our capabilities with respect to product development, and establish manufacturing and marketing capabilities, either directly or through outsourcing or licensing arrangements. We may not be able to enter into such outsourcing or licensing agreements on commercially reasonable terms, or at all.

SINCE OUR TECHNOLOGIES HAVE MANY POTENTIAL APPLICATIONS AND WE HAVE LIMITED RESOURCES, OUR FOCUS ON A PARTICULAR AREA MAY RESULT IN OUR FAILURE TO CAPITALIZE ON MORE PROFITABLE AREAS.

We have limited financial and managerial resources. This requires us to focus on product candidates in specific industries and forego opportunities with regard to other products and industries. For example, depending on our ability to allocate resources, a decision to concentrate on a particular agricultural program may mean that we will not have resources available to apply the same technology to a pharmaceutical project. While our technologies may permit us to work in both areas, resource commitments may require trade-offs resulting in delays in the development of certain programs or research areas, which may place us at a competitive disadvantage. Our decisions impacting resource allocation may not lead to the development of viable commercial products and may divert resources from more profitable market opportunities. Moreover, our recent acquisition of Rebeccamycin will require that resources and management time be directed to clinical development and manufacturing of this potential product. There can be no assurance that allocating resources and time to these efforts will allow us to remain competitive in existing programs and potential areas of future research. The resources dedicated to the development of Rebeccamycin may limit or hinder our ability to meet currently estimated timelines and goals for completing preclinical development efforts and filing an IND for our proprietary compounds.

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

The FDA must approve any drug or biologic product before it can be marketed in the U.S. Any products resulting from our research and development efforts must also be approved by the regulatory agencies of foreign governments before the product can be sold outside the U.S. Before a new drug application or biologics license application can be filed with the FDA, the product candidate must undergo extensive clinical trials, which can take many years and may require substantial expenditures. The regulatory process also requires preclinical testing. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review. The clinical development and regulatory approval process is expensive and time consuming. Any failure to obtain regulatory approval could delay or prevent us from commercializing products.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results and stock price to volatility, including:

     -  recognition  of  license,  milestone  or  other  fees;
     -  payments  of  licensing  fees  to  third  parties;
     -  acceptance  of  our  technologies  and  platforms;
     - the success rate of our discovery efforts leading to milestones and royalties;
     -  the  introduction  of  new  technologies or products by our competitors;
     - the timing and willingness of collaborators to commercialize our products;
     -  our  ability  to  enter  into  new  collaborative  relationships;
     -  the  termination  or  non-renewal  of  existing  collaborations;
     - general and industry-specific economic conditions that may affect our collaborators' research and development expenditures; and
     -  exposure  to  fluctuations  in  foreign  currency

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

OUR  STOCK  PRICE  MAY  BE  EXTREMELY  VOLATILE.

We believe the trading price of our common stock will remain highly volatile and may fluctuate substantially due to factors such as the following:

     -  the  announcement  of new products or services by us or our competitors;
     -  quarterly  variations  in our or our competitors' results of operations;
     -  failure  to  achieve operating results projected by securities analysts;
     -  changes in earnings estimates or recommendations by securities analysts;
     -  developments  in  the  biotechnology  industry;
     -  acquisitions  of  other  companies  or  technologies;  and
     - general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

WE  ARE  EXPOSED  TO  RISKS  ASSOCIATED  WITH  ACQUISITIONS.

We have made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including, but not limited to:

     - difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired companies;
     -    diversion  of  management's  attention from other operational matters;
     -    the  potential  loss  of  key  employees  of  acquired  companies;
     -    the  potential  loss  of  key collaborators of the acquired companies;
     - lack of synergy, or the inability to realize expected synergies, resulting from the acquisition; and
     - acquired intangible assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired company.

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

FUTURE  SALES  OF  OUR  COMMON  STOCK  MAY  DEPRESS  OUR  STOCK  PRICE.

If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deemed appropriate. In October 2000, a significant number of shares of our common stock held by existing stockholders became freely tradable, subject in some instances to the volume and other limitations of Rule 144. Sales of these shares and other shares of common stock held by existing stockholders could cause the market price of our common stock to decline.

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

     (a)  Exhibits

     The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

     (b)  Reports on Form 8-K

     On May 15, 2001, the Company filed a Reg FD, Item 9 Current Report on Form 8-K, in connection with the announcement of the Company's first quarter financial results.

     On May 15, 2001, the Company filed an Item 2 Current Report on Form 8-K in connection with the Company's acquisition of Artemis.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 14, 2001





                                    EXELIXIS,  INC.



                                    /s/  Glen  Y.  Sato
                                    -------------------
                                    Glen  Y.  Sato
                                    Chief Financial Officer, Vice President of
                                    Legal Affairs and Secretary
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number    Description  of  Document
------    -------------------------


2.1 Share Exchange and Assignment Agreement, dated April 23, 2001, by and among Exelixis, Inc. and the Artemis stockholders named therein. (1)
3.1       Amended  and  Restated  Certificate  of  Incorporation  (2)
3.2       Amended  and  Restated  Bylaws  (2)
4.1       Specimen  Common  Stock  Certificate  (2)
4.2 Form of Convertible Promissory Note, dated May 22, by and between Exelixis,Inc. and Protein Design Labs, Inc.
4.3 Form of Note Purchase Agreement, dated May 22, by and between Exelixis, Inc.and Protein Design Labs, Inc.
10.28* Collaboration Agreement, dated May 22, 2001, by and between Exelixis, Inc. and Protein Design Labs, Inc.
-------------------------------
     (1) Filed with Exelixis' Item 2 Current Report on Form 8-K filed on May 15, 2001 and incorporated herein by reference.
     (2) Filed with Exelixis' Registration Statement on Form S-1, as amended (No. 333-96335), declared effective by the Securities and Exchange Commission on April 10, 2000, and incorporated herein by reference.
     *    Confidential treatment requested for certain portions of this exhibit.