Form 10-Q/A
period 2001-06-30
EXELIXIS INC
filed 2001-09-17
CIK 939767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                AMENDMENT NO.1 TO
                                    FORM 10-Q


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

                                EXPLANATORY NOTE

Exelixis, Inc. is filing this Amendment No. 1 to Form 10-Q as an exhibit-only filing. Exelixis is refiling Exhibit 10.28, Collaboration Agreement, dated May 22, 2001, by and between Exelixis, Inc. and Protein Design Labs, Inc., and confidential treatment has been requested for certain portions of such exhibit.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September  17,  2001





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

                                INDEX TO EXHIBITS

Exhibit
Number     Description  of  Document
------     -------------------------


2.1        Share  Exchange  and  Assignment Agreement, dated April 23, 2001, by and among  Exelixis,  Inc.  and  the  Artemis  stockholders named therein.  (1)
3.1        Amended  and  Restated  Certificate  of  Incorporation  (2)
3.2        Amended  and  Restated  Bylaws  (2)
4.1        Specimen  Common  Stock  Certificate  (2)
4.2* Form of Convertible Promissory Note, dated May 22, by and between Exelixis, Inc. and Protein Design Labs, Inc.
4.3* Form of Note Purchase Agreement, dated May 22, by and between Exelixis, Inc. and Protein Design Labs, Inc.
10.28** Collaboration Agreement, dated May 22, 2001, by and between Exelixis, Inc. and Protein Design Labs, Inc.
--------------------------------------------------------------------------------
(1) Filed with Exelixis' Item 2 Current Report on Form 8-K filed on May 15, 2001 and incorporated herein by reference.
(2) Filed with Exelixis' Registration Statement on Form S-1, as amended (No. 333-96335), declared effective by the Securities and Exchange Commission on April 10, 2000, and incorporated herein by reference.
*       Previously  filed.
** Filed herewith, and confidential treatment requested for certain portions of this exhibit.