Form 10-Q
period 2001-11-14
EXELIXIS INC
filed 2001-11-14
CIK 939767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                    FORM 10-Q


                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: SEPTEMBER 30, 2001

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

     Yes  [X]     No  [  ]


As of October 31, 2001, there were 49,511,273 shares of the registrant's common stock outstanding.

                                 EXELIXIS, INC.

                                    FORM 10-Q

                                      INDEX

                         PART I.   FINANCIAL INFORMATION

                                                                        Page No.

Item 1.    Consolidated  Condensed Financial  Statements

           Consolidated Condensed Balance Sheets
           September 30, 2001 and December 31, 2000                         3

           Consolidated Condensed Statements of Operations
           Three and Nine Months ended September 30, 2001 and 2000          4

           Consolidated Condensed Statements of Cash Flows
           Nine Months ended September 30, 2001 and 2000                    5

           Notes to Consolidated Condensed Financial Statements             6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   11

Item 3.    Quantitative and Qualitative Disclosures About
           Market  Risk                                                    17

                           PART II. OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                       18

Item 5.    Other Information - Risk Factors                                19

Item 6.    Exhibits and Reports on Form 8-K                                30

                                    SIGNATURE

                         PART I.  FINANCIAL INFORMATION

Item  1.  Consolidated  Condensed Financial  Statements


                                 EXELIXIS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                               SEPTEMBER 30,  DECEMBER 31,
                                                    2001        2000 (1)
                                               ----------  --------------
                                                (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $  42,813   $      19,552
  Short-term investments                            89,470          93,000
  Other receivables                                  2,368           1,493
  Inventories                                            -           3,612
  Other current assets                               2,671           1,987
                                                 ----------  --------------
    Total current assets                           137,322         119,644

Property and equipment, net                         35,870          23,480
Related party receivables                            1,021             494
Goodwill and other intangibles, net                 67,454          58,674
Other assets                                         5,050           2,622
                                                 ----------  --------------
    Total assets                                 $ 246,717   $     204,914
                                                 ==========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses          $  11,581   $      10,050
  Line of credit                                         -           1,484
  Current portion of capital lease obligations       6,239           3,826
  Current portion of notes payable                   3,589           1,664
  Advances from minority shareholders                    -             868
  Deferred revenue                                  12,908           6,233
                                                 ----------  --------------
    Total current liabilities                       34,317          24,125

Capital lease obligations                            9,881           6,341
Notes payable                                          828           1,635
Convertible promissory note                         30,000               -
Minority interest in consolidated subsidiary             -           1,044
Other long-term liabilities                            200               -
Deferred revenue                                    22,080           9,036
                                                 ----------  --------------
    Total liabilities                               97,306          42,180
                                                 ----------  --------------

Commitments

Stockholders' equity:
  Common stock                                          50              47
  Additional paid-in-capital                       338,326         304,339
  Notes receivable from stockholders                (1,624)         (1,805)
  Deferred stock compensation, net                  (5,355)        (10,174)
  Accumulated other comprehensive income               969             365
  Accumulated deficit                             (182,955)       (130,038)
                                                 ----------  --------------
    Total stockholders' equity                     149,411         162,734
                                                 ----------  --------------

    Total liabilities and stockholders' equity   $ 246,717   $     204,914
                                                 ==========  ==============

(1) The consolidated condensed balance sheet at December 31, 2000 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these consolidated condensed financial statements.


                                                EXELIXIS, INC.
                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                (unaudited)

                                               THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------   -------------------------------

                                                    2001            2000               2001            2000
                                                  ---------       ---------         ---------       ---------
Revenues:
Contract and government grants                    $  9,212       $   5,211          $ 23,649        $ 14,914
License                                              2,716             907             4,564           2,771
                                                  ---------       ---------          ---------       ---------
Total revenues                                      11,928           6,118            28,213          17,685
                                                  ---------       ---------          ---------       ---------

Operating expenses:
Research and development (1)                        22,466          13,428            59,836          37,248
General and administrative (2)                       5,361           3,845            14,597          11,539
Amortization of goodwill and intangibles             1,397               -             3,673              -
Acquired in-process research and development             -               -             6,673              -
                                                  ---------       ---------          ---------       ---------
Total operating expenses                            29,224          17,273            84,779          48,787
                                                  ---------       ---------          ---------       ---------

Loss from operations                               (17,296)        (11,155)          (56,566)        (31,102)

Other income (expense):
   Interest and other income                         1,617           2,318             5,109           4,331
   Interest expense                                   (811)           (162)           (1,460)           (488)
                                                  ---------       ---------          ---------       ---------
Total other income                                     806           2,156             3,649           3,843

Net loss                                          $(16,490)       $ (8,999)         $(52,917)       $(27,259)
                                                  =========       =========         =========       =========

Net loss per share, basic and diluted             $  (0.35)       $  (0.22)         $  (1.15)       $  (1.00)
                                                  =========       =========         =========       =========

Shares used in computing net loss per share,
   basic and diluted                                47,750          41,179            45,848          27,235
                                                  =========       =========         =========       =========


(1) Includes stock compensation expense of $1,136 and $2,291 in the quarters ended September 30, 2001 and 2000, respectively, and $3,936 and $8,293 in the nine-month periods ended September 30, 2001 and 2000, respectively.
(2) Includes stock compensation expense of $551 and $1,210 in the quarters ended September 30, 2001 and 2000, respectively, and $1,921 and $3,766 in the nine-month periods ended September 30,2001 and 2000, respectively.


The accompanying notes are an integral part of these consolidated condensed financial statements.


                                                  EXELIXIS, INC.
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                   (unaudited)

                                                                                          SIX MONTHS ENDED SEPTEMBER 30,
                                                                                         -------------------------------

                                                                                               2001            2000
                                                                                             ---------       ---------
Cash flows from operating activities:
  Net loss                                                                                   $(52,917)       $(27,259)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                               7,135           3,207
    Amortization of deferred stock compensation                                                 5,857          12,059
    Amortization of goodwill and other intangibles                                              3,673               -
    Acquired in-process research and development                                                6,673               -
  Changes in assets and liabilities:
    Other receivables                                                                            (234)         (1,363)
    Other current assets                                                                         (717)         (1,337)
    Related party receivables                                                                    (474)            226
    Other assets                                                                               (2,731)           (532)
    Accounts payable and accrued expenses                                                         (18)            885
    Deferred revenue                                                                           20,441           9,587
                                                                                             ---------       ---------
      Net cash provided by (used in) operating activities                                     (13,312)         (4,707)
                                                                                             ---------       ---------

Cash flows from investing activities:
  Purchases of property and equipment                                                          (8,326)        (12,970)
  Proceeds from sale-leaseback of equipment                                                         -           5,954
  Cash acquired in acquisition                                                                  3,463               -
  Proceeds from maturity of short-term investments                                            115,779               -
  Purchases of short-term investments                                                        (111,562)        (77,874)
                                                                                             ---------       ---------
      Net cash provided by (used in) investing activities                                        (646)         (84,890)
                                                                                             ---------       ---------

Cash flows from financing activities:
  Proceeds from initial public offering, net                                                        -         124,709
  Proceeds from convertible note                                                               30,000               -
  Proceeds from issuance of common stock                                                       10,000               -
  Proceeds from exercise of stock options and warrants                                            384             503
  Proceeds from employee stock purchase plan                                                    1,198               -
  Repayments of notes from stockholders                                                           181               -
  Principal payments on capital lease obligations                                              (3,162)           (570)
  Principal payments on notes payable                                                          (1,429)         (1,128)
                                                                                             ---------       ---------
      Net cash provided by financing activities                                                37,172         123,514
                                                                                             ---------       ---------

Effect of foreign exchange rate changes on cash                                                   47              -
                                                                                             ---------       ---------
Net increase in cash and cash equivalents                                                      23,261          33,917
Cash and cash equivalents, at beginning of period                                              19,552           5,400
                                                                                             ---------       ---------
Cash and cash equivalents, at end of period                                                  $ 42,813        $ 39,317
                                                                                             =========       =========

The accompanying notes are in integral part of these consolidated condensed financial statements.

                                 EXELIXIS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE  1.   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization
------------

Exelixis, Inc. ("Exelixis" or the "Company") is a genomics-based biotechnology company focused on pharmaceutical product development through its expertise in comparative genomics and model system genetics. Company scientists have developed multiple fungal, nematode, insect, plant and vertebrate genetic systems. Exelixis' proprietary model systems and comparative genomics technologies address gene function by using biologically relevant functional genomics information very early on in the process to rapidly, efficiently and cost-effectively translate sequence data to knowledge about the function of genes and the proteins that they encode. The Company also has a significant internal cancer discovery and drug development program. Exelixis believes that its technology is broadly applicable to all life science industries including pharmaceutical, diagnostic, agricultural biotechnology and animal health. The Company has active partnerships with Aventis CropScience, Bayer, Bristol-Myers
Squibb, Dow AgroSciences, Elan Pharmaceuticals, Pharmacia, Protein Design Labs and Scios.

Basis  of  Presentation
-----------------------

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

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

Comprehensive  Income  (Loss)
-----------------------------

There are two components of other comprehensive income: unrealized gains on available-for-sale securities and foreign currency translation adjustments. For the three- and nine-month periods ended September 30, 2001, total comprehensive loss amounted to approximately $16.0 million and $52.3 million, respectively. For the three- and nine-month periods ended September 30, 2000, total comprehensive loss amounted to $8.8 million and $27.0 million, respectively.

Foreign  Currency  Translation
------------------------------

The Company's German subsidiary, Artemis Pharmaceuticals GmbH ("Artemis"), uses its local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense amounts are translated at the average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of stockholders' equity.

Reclassification
----------------

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent  Accounting  Pronouncements
----------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"), which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 had no material impact on financial reporting and related disclosures of the Company.

In  July  2001,  the  FASB  issued  SFAS No. 142, "Goodwill and Other Intangible
Assets" ("SFAS No. 142") which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Exelixis will adopt SFAS No. 142 during the first quarter of fiscal 2002, and is in the process of evaluating the impact of implementation on its financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and parts of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions relating to extraordinary items", however, SFAS No. 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment or in a distribution to owners) or is classified as held for sale. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position and results of operations.

NOTE  2.  SALE  OF  VINIFERA  OWNERSHIP  INTEREST

On March 31, 2001, the Company reduced its ownership interest in Vinifera, Inc. ("Vinifera") to 19% by selling 3.0 million shares of Vinifera common stock back to Vinifera in consideration for $2.1 million in interest bearing promissory notes. The promissory notes bear an interest rate of prime plus 1% and are payable in two installments of $400,000, due no later than September 30, 2001 and February 28, 2002, respectively, and one installment of $1.3 million, due on February 28, 2006. The first installment payment due date has been extended to December 31, 2001. Due to risks associated with collection, the Company has reserved for $1.7 million of these promissory notes.

As a result of this transaction, the Company recorded the following amounts as an adjustment to goodwill recorded in connection with the acquisition of Agritope, Inc. (parent company of Vinifera), based on the operating results of Vinifera through March 31, 2001: a write-down of the value of acquired developed technology attributable to Vinifera, a gain on sale of Vinifera shares and the promissory note reserve. The net adjustment was an increase to goodwill in the amount of $675,000. Beginning April 1, 2001, the Company accounts for its remaining investment in Vinifera using the cost method.

NOTE  3.   ACQUISITION  OF  ARTEMIS  PHARMACEUTICALS  GMBH

In May 2001, Exelixis acquired a majority of the outstanding capital stock of Artemis Pharmaceuticals GmbH ("Artemis"), a privately held genetics and functional genomics company organized under the laws of Germany. The transaction, which was accounted for under the purchase method of accounting, was effected through the exchange of shares of Exelixis common stock for DEM
1.00 of nominal value of Artemis capital stock, using an exchange ratio of 4.064 to one. Approximately 1.6 million shares of Exelixis common stock were issued in exchange for 78% of the outstanding capital stock of Artemis held by Artemis stockholders. In addition, Exelixis received a call option (the "Call Option") from, and issued a put option (the "Put Option") to, certain stockholders of Artemis (the "Option Holders") for the issuance of approximately 480,000 shares of Exelixis common stock in exchange for the remaining 22% of the outstanding capital stock of Artemis held by the Artemis Option Holders. Exelixis may exercise the Call Option at any time from May 14, 2001 through January 31, 2002, and the Option Holders may exercise their rights under the Put Option at any time from April 1, 2002 through May 15, 2002. The value of any shares issued pursuant to exercising the Call Option or Put Option will be added to goodwill. In connection with the acquisition of Artemis, Exelixis also issued fully vested rights to purchase approximately 187,000 additional shares of Exelixis common stock to Artemis employees in exchange for such employees' vested options formerly representing the right to purchase shares of Artemis capital stock pursuant to an Employee Phantom Stock Option Program.

The total consideration for the acquisition was approximately $22.3 million, which consisted of Exelixis common stock and options valued at $21.4 million and estimated Exelixis transaction costs of $900,000. Exelixis' transaction costs include financial advisory, legal, accounting and other fees.

Based upon an independent valuation of the tangible and intangible assets acquired, Exelixis management has completed an allocation of the total cost of the acquisition to the assets acquired and liabilities assumed as follows (in thousands):

     Tangible assets acquired                     $6,848
     In-process research and  development          6,673
     Developed technology                          1,240
     Assembled workforce                           1,332
     Goodwill                                      9,655
     Patents/core technology                         571
     Liabilities assumed                          (4,016)
                                                 --------
                                                 $22,303
                                                 ========

The Company will amortize the acquired intangible assets using the following estimated useful lives:

     Developed technology                      5  years
     Patents/core technology                  15  years
     Assembled workforce                       3  years
     Goodwill                                 15  years

The valuation of the purchased in-process research and development of $6.7 million was based upon the results of an independent valuation using the income approach for each of the three significant in-process projects. The in-process projects relate primarily to the development of technologies that use vertebrate genetic model organisms, zebrafish and mice, to identify and functionally validate novel genes in vivo. These genes can be used as novel screening targets or as the basis for secreted proteins in clinically and commercially relevant diseases. The in-process projects are expected to be completed over the next 18 months. The income approach estimates the value of each acquired in-process project based on its expected future cash flows. The valuation analysis considered the contribution of the core technology as well as the percent complete of each in-process research and development project. The expected present value of the cash flows associated with the in-process research and development projects was computed using a risk adjusted rate of return of 30%, which is considered commensurate with the overall risk and percent complete of the in-process projects. The purchased in-process research and development was not considered to have reached technological feasibility, and it has no alternative future use, accordingly, it has been recorded as a component of operating expense.

The revenues, expenses, cash flows and other assumptions underlying the estimated fair value of the acquired in-process research and development involve significant risks and uncertainties. The risks and uncertainties associated with completing the acquired in-process projects include the ability to reach future research milestones since the technologies being developed are unproven, the ability to retain key personal, the ability to obtain licenses to key technology and the ability to avoid infringing on patents and propriety rights of third parties.

PRO  FORMA  RESULTS

The Company's historical consolidated condensed statements of operations include the results of Artemis and Agritope, Inc. (now Exelixis Plant Sciences, Inc.) subsequent to the acquisition dates of May 14, 2001 and December 8, 2000, respectively. The following unaudited pro forma financial information presents the consolidated results of the Company as if the acquisitions of Artemis and Agritope had occurred at the beginning of each period presented. Nonrecurring charges, such as acquired in-process research and development, are not reflected in the following unaudited pro forma financial information. This unaudited pro forma financial information is not intended to be indicative of future operating results (in thousands, except per share data).


                                     NINE MONTHS ENDED SEPTEMBER 30,
                                     ------------------------------
                                         2001             2000
                                     -----------        ---------
Total revenues                         $ 28,469        $ 25,193
Net loss                               $(49,847)       $(39,431)
Net loss per share, basic and diluted  $  (1.07)       $  (1.29)

NOTE  4.   SUPPLEMENTAL  STOCK  OPTION  PLAN

During April 2001, the Company granted approximately 545,000 supplemental stock options ("Supplemental Options") under the 2000 Equity Incentive Plan to employees (excluding officers and directors) who had stock options with exercise prices greater than $16.00 per share under the 2000 Equity Incentive Plan. The number of Supplemental Options granted were equal to 50% of the corresponding original grant held by each employee, have an exercise price of $16.00, vest monthly over a two-year period beginning April 1, 2001, and have a 27-month term. The vesting on the corresponding original grants was halted and will resume in April 2003 following the completion of vesting of the Supplemental Options. This new grant constitutes a synthetic repricing as defined in FASB
Interpretation Number 44 "Accounting for Certain Transactions Involving Stock Compensation" and will result in certain options being reported using the variable plan method of accounting for stock compensation expense until they are exercised, forfeited or expire. As of September 30, 2001, the Company has recorded no compensation expense for the Supplemental Options for the current fiscal year.

NOTE  5.   COMMITMENTS

During April 2001, the Company entered into a master lease agreement with a third-party lessor for an equipment lease line of credit of up to $12.0 million, which expires on December 31, 2001. The master lease agreement provides for a periodic delivery structure. Each delivery has a payment term of 36 or 48 months depending on the type of the equipment purchased under the lease. At September 30, 2001, $5.6 million was remaining under the equipment lease line of credit. Under the master lease agreement, the Company is subject to certain financial covenants. As of September 30, 2001, the Company was in compliance with all such covenants.

NOTE  6.   COLLABORATION  AGREEMENTS

On May 22, 2001, the Company and Protein Design Labs, Inc. ("PDL") entered into a collaboration to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer. The collaboration will utilize Exelixis' model organism genetics technology for the identification of new cancer drug targets and PDL's antibody and clinical development expertise to create and develop new antibody drug candidates. PDL will provide Exelixis with $4.0 million in annual research funding for two or more years and has purchased a $30.0 million convertible note. The note bears interest at 5.75%, and the interest thereon is payable annually. The note is convertible at PDL's option any time after the first anniversary of the note. The note is convertible into Exelixis common stock at a conversion price per share equal to the lower of (i) $28.175 and (ii) 110% of the Fair Market Value (as defined in the note) of a share of Exelixis common stock at the time of conversion.

On July 17, 2001, the Company and Bristol-Myers Squibb Company ("BMS") entered into a collaboration involving three agreements: (a) a Stock Purchase Agreement;
(b) a Cancer Collaboration Agreement; and (c) a License Agreement. Under the terms of the collaboration, BMS (i) purchased 600,600 shares of Exelixis common stock in a private placement at a purchase price of $33.30 per share, for cash proceeds to Exelixis of approximately $20.0 million; (ii) agreed to pay Exelixis a $5.0 million upfront license fee and provide Exelixis with $3.0 million per year in research funding for a minimum of three years; and (iii) granted to Exelixis a worldwide, fully-paid, exclusive license to an analogue to Rebeccamycin developed by BMS, which is currently in Phase I and Phase II clinical studies for cancer. Due to risk and uncertainties with Rebeccamycin, and because the analogue had not reached technological feasibility and has no alternative use, the analogue was therefore assigned no value for financial reporting purposes. Exelixis has agreed to provide BMS with exclusive rights to certain potential small molecule compound drug targets in cancer identified during the term of the research collaboration. The premium in excess of fair market value of $10.0 million paid for the stock purchased by BMS is being accounted for similar to an upfront license fee and is being recognized ratably over the life of the contract.

On July 26, 2001, the Company announced the reacquisition, effective February 2002, of future rights to research programs in metabolism and alzheimer's disease previously licensed exclusively to Pharmacia Corporation ("Pharmacia"). Pharmacia will retain rights to targets under the existing agreement selected prior to the reacquisition date, subject to the payment of milestones for certain of those targets selected and royalties for future development of products against or using those targets, but will have no other obligations to make payments to the Company, including approximately $9.0 million in annual funding that would otherwise be payable for an additional two years if the Company had not elected to reacquire rights to the research at this time. As a result of this transaction, revenue recognition of upfront license fees and milestone payments has accelerated over the remaining term of the agreement. The result is an increase of approximately $1.0 million in incremental revenue for the quarter ended September 30, 2001.

In August and October 2001, the Company entered into collaboration agreements with Elan Pharmaceuticals, Inc. ("Elan") and Scios Inc. ("Scios"), respectively, to jointly design custom high-throughput screening compound libraries that Exelixis will synthesize and qualify. Both Elan and Scios will pay Exelixis a per-compound fee and both have paid a $500,000 upfront technology access fee that is creditable towards the future purchase of compounds. The upfront fees have been deferred. Revenue under these collaboration agreements will be recorded upon shipment of compounds. Each party retains rights to use the compounds in its own unique drug discovery programs and in its collaborative efforts with third parties.

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

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "should," "estimate," "predict," "potential," "continue" or the negative of such terms or other similar expressions, identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption "Risk Factors" as well as those discussed elsewhere in this document and those discussed in our Annual Report on Form 10-K.

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

We have established commercial collaborations with Aventis CropScience, Bayer, Bristol-Myers Squibb, Dow AgroSciences, Elan Pharmaceuticals, Pharmacia, Protein Design Labs and Scios, which provide us with substantial funding, including licensing fees, research funding and milestone payments when specific objectives are met and royalties if our partners successfully develop and commercialize products. In addition, many of these collaborations provide us with access to strategic technologies and product development opportunities. Revenues from these collaborations and a few small government grants were $28.2 million for the nine months ended September 30, 2001, $24.8 million in fiscal year 2000, $10.5 million in fiscal year 1999 and $2.3 million in fiscal year 1998. Our sources of potential revenues for the next several years are likely to include upfront license and other fees, funded research payments under existing and possible future collaborative arrangements, compound deliveries and milestone payments and royalties from our collaborators based on revenues received from any products commercialized under those agreements.

We have a history of operating losses resulting principally from costs associated with research and development activities, investment in core technologies and general and administrative functions. As a result of planned expenditures for future research and development activities, including manufacturing and clinical development expenses for compounds in clinical studies, Exelixis expects to incur additional operating losses for the foreseeable future.

License, research commitment and other non-refundable payments received in connection with research collaboration agreements are generally deferred and recognized on a straight-line basis over the relevant periods specified in the agreements, generally the research term. Exelixis recognizes contract research revenues as services are performed in accordance with the terms of the agreements. Any amounts received in advance of performance are recorded as deferred revenue.

ACQUISITION  OF  ARTEMIS  PHARMACEUTICALS

In May 2001, we acquired a majority of the outstanding capital stock of Artemis Pharmaceuticals GmbH, a privately held genetics and functional genomics company organized under the laws of Germany ("Artemis"). The transaction, which was accounted for under the purchase method of accounting, was effected through the exchange of shares of our common stock for DEM 1.00 of nominal value of Artemis capital stock, using an exchange ratio of 4.064 to one. Approximately 1.6 million shares of our common stock was issued in exchange for 78% of the outstanding capital stock of Artemis held by Artemis stockholders. In addition, we received a call option (the "Call Option") from, and issued a put option (the "Put Option") to, certain stockholders of Artemis (the "Option Holders") for the issuance of approximately 480,000 shares of our common stock in exchange for the remaining 22% of the outstanding capital stock of Artemis held by the Option Holders. We may exercise the Call Option at any time from May 14, 2001 through January 31, 2002, and the Option Holders may exercise their rights under the Put Option at any time from April 1, 2002 through May 15, 2002. The value of any shares issued pursuant to exercising the Call Option or Put Option will be added to goodwill. In connection with the acquisition of Artemis, we also issued fully vested rights to purchase approximately 187,000 additional shares of our common stock to Artemis employees in exchange for such employees' vested options formerly representing the right to purchase shares of Artemis capital stock pursuant to an Employee Phantom Stock Option Program.

The purchase price, which for financial accounting purposes was valued at $22.3 million, was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by management based upon an independent valuation. As a result of this transaction, we recorded expense associated with the purchase of in-process research and development of $6.7 million, net tangible assets of $2.8 million and intangible assets (including goodwill) of $12.8 million, the majority of which will be amortized over 15 years.

RESULTS  OF  OPERATIONS

     REVENUES

Total revenues were $11.9 million and $28.2 million for the three- and nine-month periods ended September 30, 2001, respectively, compared to $6.1 million and $17.7 million, respectively, for the comparable periods in 2000. The increase in revenues over the 2000 levels was primarily due to new collaborations formed with Bristol-Myers Squibb and Protein Design Labs, additional contract revenues earned from our existing collaborations with Bayer, Bristol-Myers Squibb, Pharmacia and Dow AgroSciences, revenues from Aventis CropScience resulting from our December 2000 acquisition of Agritope, Inc., now Exelixis Plant Sciences, Inc., and revenues from government grants resulting from our May 2001 acquisition of Artemis. We expect revenues to continue to increase during the remainder of 2001 as additional contract revenues are earned from our existing collaborations.

     RESEARCH  AND  DEVELOPMENT  EXPENSES

Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs, supplies and depreciation of facilities and laboratory equipment. Research and development expenses were approximately $22.5 million and $59.8 million for the three- and nine-month periods ended September 30, 2001, respectively, compared to $13.4 million and $37.2 million, respectively, for the comparable periods in 2000. The increase over the 2000 levels was due to the expansion of our research and development organization to include Exelixis Plant Sciences and Artemis Pharmaceuticals as well as to support growth in South San Francisco for new collaborations and the continued expansion of our drug discovery organization. This increase was partially offset by a decrease in non-cash stock compensation expense (as described below). We expect to continue to devote substantial resources to research and development. In addition, we expect that research and development expenses will continue to increase in absolute dollar amounts in the future as we assume the responsibility for manufacturing and clinical development of compounds and as we continue to expand our proprietary drug development efforts.

     GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and administrative expenses consist primarily of personnel costs to support our worldwide activities, facilities costs and professional expenses, such as legal fees. General and administrative expenses were $5.4 million and $14.6 million for the three- and nine-month periods ended September 30, 2001, respectively, compared to $3.8 million and $11.5 million, respectively, for the comparable periods in 2000. General and administrative expenses increased year-over-year due primarily to increased staffing and other personnel-related costs required to support our expanding research and development operations, partially offset by a decrease in non-cash stock compensation expense (as described below). We expect that our general and administrative expenses will increase in absolute dollar amounts in the future as we support a larger, worldwide organization through expanding our administrative staff and adding infrastructure to support our growing research and development efforts.

     STOCK  COMPENSATION  EXPENSE

Deferred stock compensation for options granted to our employees is the difference between the fair value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. Deferred stock compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services." As of September 30, 2001, we have approximately $5.4 million of remaining deferred stock compensation, net of amortization, related to stock options granted to consultants and employees.

Stock compensation expense is being recognized in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28"), over the vesting periods of the related options, generally four years. We recognized stock compensation expense of $1.7 million and $5.9 million for the three- and nine-month periods ended September 30, 2001, respectively, compared to $3.5 million and $12.1 million, respectively, for the comparable periods in 2000. The decrease in stock compensation expense year-over-year primarily results from the accelerated amortization method prescribed by FIN 28.

During April 2001, we granted approximately 545,000 supplemental stock options ("Supplemental Options") under the 2000 Equity Incentive Plan to certain employees (excluding officers and directors) who had stock options with exercise prices greater than $16.00 per share under the 2000 Equity Incentive Plan. The number of Supplemental Options granted was equal to 50% of the corresponding original grant held by each employee. The Supplemental Options have an exercise price of $16.00, vest monthly over a two-year period beginning April 1, 2001, and have a 27-month term. The vesting on the corresponding original stock options was halted and will resume in April 2003 following the completion of vesting of the Supplemental Options. This new grant constitutes a synthetic repricing as defined in FASB Interpretation Number 44, "Accounting for Certain Transactions Involving Stock Compensation" and will result in certain options being reported using the variable plan method of accounting for stock compensation expense until they are exercised, forfeited or expire. For the nine months ended September 30, 2001, the cumulative compensation expense recorded for the Supplemental Options was zero.

     ACQUIRED  IN-PROCESS  RESEARCH  AND  DEVELOPMENT

The valuation of the purchased in-process research and development related to the Artemis acquisition of $6.7 million was determined by management based upon the results of an independent valuation using the income approach for each of the three significant in-process projects. The in-process projects relate primarily to the development of technologies that use vertebrate genetic model organisms, zebrafish and mice, to identify and functionally validate novel genes in vivo. These genes can be used as novel screening targets or as the basis for secreted proteins in clinically and commercially relevant diseases. The in-process projects are expected to be completed over the next 18 months. The income approach estimates the value of each acquired project in-process based on its expected future cash flows. The valuation analysis considered the contribution of the core technology as well as the percent complete of each in-process research and development project. The expected present value of the cash flows associated with the in-process research and development projects was computed using a risk adjusted rate of return of 30%, which is considered commensurate with the overall risk and percent complete of the in-process projects. The purchased in-process technology was not considered to have reached technological feasibility, and it has no alternative future use, accordingly, it has been recorded as a component of operating expenses.

     AMORTIZATION  OF  GOODWILL  AND  INTANGIBLES

Goodwill and intangibles result from our acquisitions of Artemis and Agritope, now renamed Exelixis Plant Sciences, Inc. Amortization of goodwill and intangibles was $1.4 million and $3.7 million for the three- and nine-month periods ended September 30, 2001, respectively, compared to none for the comparable periods in 2000.

     OTHER  INCOME  (EXPENSE),  NET

Other income (expense), net primarily consists of interest income earned on cash, cash equivalents and short-term investments, partially offset by interest expense incurred on notes payable and capital lease obligations. Net interest income was $0.8 million and $3.6 million for the three- and nine-month periods ended September 30, 2001, respectively, compared to $2.2 and $3.8 million for the comparable periods in 2000. The decrease in the current quarter is primarily the result of increased interest expense as a result of increasing capital lease arrangements and a full quarter of interest expense associated with the convertible note with PDL. In addition, there was a decrease in interest income due to lower average cash and investment balances, as well as lower interest rates on those balances. The decrease for the nine-month period ended September 30, 2001 as compared to the prior year relates to an increase in interest expense as a result of increasing capital lease arrangements and the convertible note with PDL, almost fully offset by higher interest income due to an increase in average cash and investment balances in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since inception, we have financed our operations primarily through private placements of preferred stock, loans, convertible debt, equipment lease financing and other loan facilities and payments from collaborators. In addition, during the second quarter of 2000, we completed our initial public offering raising $124.5 million in net cash proceeds. We intend to continue to use the proceeds for research and development activities, capital expenditures, working capital and other general corporate purposes. As of September 30, 2001, we had approximately $132.3 million in cash, cash equivalents and short-term investments.

Our operating activities used cash of $13.3 million for the nine months ended September 30, 2001, compared to cash used of $4.7 million for the nine months ended September 30, 2000. Cash used in operating activities related primarily to funding net operating losses, partially offset by an increase in non-cash charges related to depreciation and amortization of deferred stock compensation, goodwill, in-process research and development, and other intangible assets.

Our investing activities used cash of $0.6 million for the nine months ended September 30, 2001, compared to cash used of $84.9 million for the corresponding period in 2000. During 2001, investing activities consisted primarily of purchases of short-term investments and property and equipment, which were partially offset by maturities of short-term investments. During 2000, our investing activities consisted of purchases of property and equipment and short-term investments. We expect to continue to make significant investments in research and development and our administrative infrastructure, including the purchase of property and equipment to support our expanding operations.

Our financing activities provided cash of $37.2 million and $123.5 million for the nine months ended September 30, 2001 and 2000, respectively. The 2001 amounts consisted primarily of proceeds from a $30.0 million convertible note entered into as part of our collaboration agreement with Protein Design Labs in May 2001 and $10.0 million in proceeds from the issuance of common stock to Bristol-Myers Squibb in July 2001. The 2000 amounts consisted primarily of proceeds from our initial public offering in April 2000.

We believe that our current cash and cash equivalents, short-term investments and committed funding to be received from collaborators will be sufficient to satisfy our anticipated cash needs for at least the next two years. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financings, collaborative relationships, debt or other arrangements. In July 2001, we filed a registration statement on Form S-3 to offer and sell up to $150.0 million of common stock. We have no current commitments to offer or sell securities with respect to shares that may be offered or sold pursuant to that filing. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141 "Business Combinations" ("SFAS No. 141"), which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 had no material impact on our financial reporting and related disclosures.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Exelixis will adopt SFAS No. 142 during the first quarter of fiscal 2002, and is in the process of evaluating the impact of implementation on its financial position and results of operation.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and parts of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions relating to extraordinary items", however, SFAS No. 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment or in a distribution to owners) or is classified as held for sale. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position and results of operations.


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our investments are subject to interest rate risk, and our interest income may fluctuate due to changes in U.S. interest rates. By policy, we limit our investments to money market instruments, debt securities of U.S. government agencies and debt obligations of U.S. corporations. We manage market risk by our diversification requirements, which limit the amount of our portfolio that can be invested in a single issuer. We manage credit risk by limiting our purchases to high quality issuers. Through our money manager, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would cause an approximately $0.6 million decline in the fair value of our financial instruments at September 30, 2001.

All highly liquid investments with an original maturity of three months or less from the date of purchase are considered cash equivalents. Exelixis views its available-for-sale portfolio as available for use in current operations. Accordingly, we have classified all investments with an original maturity date greater than three months as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date.

Due to our German operations, we have market risk exposure to adverse changes in foreign currency exchange rates. The revenues and expenses of our subsidiary, Artemis, are denominated in Deutche Marks. At the end of each period, the revenues and expenses of this subsidiary are translated into U.S. dollars using the average currency rate in effect for the period, and assets and liabilities are translated into U.S. dollars using the exchange rate in effect at the end of the period. Fluctuations in exchange rates, therefore, impact our financial condition and results of operations as reported in U.S. dollars. To date, we have not experienced any significant negative impact as a result of fluctuations in foreign currency markets. As a policy, we do not engage in speculative or leveraged transactions, nor do we hold financial instruments for trading purposes. We will periodically analyze our exposure to foreign currency fluctuations and may adjust our policies to allow for financial hedging techniques to minimize exchange rate risk.

                           PART II. OTHER INFORMATION

ITEM  2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

(c) On July 17, 2001, Exelixis entered into a stock purchase agreement with Bristol-Myers Squibb Company, a Delaware corporation ("BMS"). In connection with a corporate collaboration and pursuant to the terms of the stock purchase agreement, Exelixis issued 600,600 shares of its common stock (the "Shares") at a purchase price of $33.30 per share to BMS in exchange for approximately $20,000,000 in cash. Pursuant to the terms of the stock purchase agreement, BMS has agreed not to offer or sell any of the Shares prior to July 17, 2002, without the prior written consent of Exelixis.

The Shares were issued to BMS in a private placement pursuant to an exemption from registration in reliance upon Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933. BMS is an "accredited investor," as such term is defined in Rule 501 of Regulation D.

On August 27, 2001, Exelixis filed a registration statement on Form S-3 (No. 333-68436) with the Securities and Exchange Commission to register the Shares for resale. The registration statement was declared effective by the Securities and Exchange Commission on October 26, 2001.

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

From the time of receipt through September 30, 2001, the proceeds from our initial public offering were used for research and development activities, capital expenditures, working capital and other general corporate purposes. In the future, Exelixis intends to use the net proceeds in a similar manner. As of September 30, 2001, approximately $88.6 million of the proceeds remained available and were primarily invested in short-term marketable securities.

ITEM  5.   OTHER  INFORMATION  -  RISK  FACTORS

WE HAVE A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred net losses each year since our inception, including a net loss of approximately $52.9 million for the nine months ended September 30, 2001. As of that date, we had an accumulated deficit of approximately $183.0 million. We expect these losses to continue and anticipate negative cash flow for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain or increase profitability.

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

We currently have continuing collaborative research agreements with Bayer, Bristol-Myers Squibb (two agreements), Dow AgroSciences, Aventis CropSciences, Protein Design Labs, Elan Pharmaceuticals and Scios. Our current collaborative agreement with Bayer is scheduled to expire in 2008, after which it will automatically be extended for one-year terms unless terminated by either party upon 12-month written notice. Our agreement permits Bayer to terminate our collaborative activities prior to 2008 upon the occurrence of specified conditions, such as the failure to agree on key strategic issues after a period of years or the acquisition of Exelixis by certain specified third parties. In addition, our agreements with Bayer are subject to termination at an earlier date if two or more of our Chief Executive Officer, Chief Scientific Officer, Agricultural Biotechnology Program Leader and Chief Informatics Officer cease to have a relationship with us within six months of each other and we are unable to find replacements acceptable to Bayer. The first of our collaborative agreements with Bristol-Myers Squibb expires in September 2002. The funded research term of the second collaborative arrangement, entered into in July 2001, expires in July 2005. Our collaborative agreement with Dow AgroSciences is scheduled to expire in July 2003, after which Dow AgroSciences has the option to renew on an annual basis. Our collaborative research arrangement with Aventis is scheduled to expire in June 2004. Aventis has the right to terminate the research arrangement prior to the expiration date, provided that it pays the annual research funding amount due for the year following termination. Thereafter, the arrangement renews annually unless Aventis terminates automatic renewal prior to the scheduled date of renewal. The Aventis arrangement is conducted through a limited liability company, Agrinomics, which is owned equally by Aventis and Exelixis. Aventis may surrender its interest in Agrinomics and terminate the related research collaboration prior to the scheduled expiration upon the payment of the subsequent year's funding commitment. Bayer and Aventis recently announced an agreement for Bayer to acquire Aventis. The acquisition is expected to close during the first quarter of 2002. At this time we are not able to predict the impact of the acquisition of Aventis on our collaboration agreement. Our agreement with Protein Design Labs is scheduled to expire in May 2003. Protein Design Labs has a unilateral right to renew for additional twelve- and six-month periods thereafter. The five-year term of the convertible promissory note entered into as part of this arrangement is unaffected by whether or not Protein Design Labs renews. If these existing agreements are not renewed or if we are unable to enter into new collaborative agreements on commercially acceptable terms, our revenues and product development efforts may be adversely affected. In August and October of 2002, we signed agreements to deliver high-throughput-screening compounds with Elan Pharmaceuticals and Scios, respectively, which have terms of three and four years, respectively. These agreements are subject to early termination if we fail to achieve certain quality and quantity commitments.

We recently announced the reacquisition, effective February 2002, of future rights to research programs in metabolism and Alzheimer's disease previously licensed exclusively to Pharmacia Corporation. The existing agreement with Pharmacia will terminate as of that date. Pharmacia will retain rights to targets under the existing agreement selected prior to the reacquisition date, subject to the payment of milestones for certain of those targets selected and royalties for future development of products against or using those targets but will have no other obligations to make payments to us, including approximately $9.0 million in annual funding that would otherwise be payable for two years if we had not elected to reacquire rights to the research at this time. Although we anticipate entering into future collaborations involving either or both of these programs, there can be no assurance that we will be able to enter into new collaborative agreements or that such collaborations will provide revenues equal to or exceeding those otherwise obtainable under the Pharmacia collaboration.

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

WE HAVE NO EXPERIENCE IN DEVELOPING, MANUFACTURING AND MARKETING PRODUCTS AND MAY BE UNABLE TO COMMERCIALIZE PROPRIETARY PRODUCTS.

We  recently  acquired  a  development  compound,  an  analog  to  rebeccamycin
(Rebeccamycin), directed against cancer under our recent collaborative arrangement with Bristol-Myers Squibb. Clinical development of Rebeccamycin to date has been conducted by the National Cancer Institute, or the NCI, and manufacturing of this product has been the responsibility of Bristol-Myers Squibb. Rebeccamycin has recently completed Phase I clinical studies and is in Phase I and early Phase II clinical trials being conducted by the NCI. We have an agreement with the NCI to use the results of the clinical studies they have conducted and are conducting in order to determine what additional studies, if any, will be conducted by the NCI or us. There can be no assurance that we will successfully agree upon further development plans, the respective rights and obligations of the parties to conduct additional clinical studies or the timing of such studies. In addition, there can be no assurance that the clinical studies conducted to date will support further clinical development or be accepted by the Food and Drug Administration, or FDA, in conjunction with any application for product approval submitted to the FDA for Rebeccamycin. Moreover, although Bristol-Myers Squibb has provided the NCI with sufficient quantities of Rebeccamycin to complete the existing Phase I and II clinical studies, development necessary for further clinical studies and product approval will require us to either develop internal manufacturing capabilities or retain a third party to manufacture the product. In addition, we have recently hired a new Senior Vice President responsible for clinical development of this product, as well as any new potential products that we may develop. As a result, we have limited experience in clinical development and no experience in manufacturing potential drug products. Accordingly, the development of Rebeccamycin is subject to significant risk and uncertainty, particularly with respect to our ability to successfully develop, manufacture and market Rebeccamycin as a product.

With respect to products developed against our proprietary drug targets, we will rely on our collaborators to develop and commercialize products based on our research and development efforts. We have limited or no experience in using the targets that we identify to develop our own proprietary products. Our recent success in applying our drug development capabilities to our proprietary targets in cancer are subject to significant risk and uncertainty, particularly with respect to our ability to meet currently estimated timelines and goals for completing preclinical development efforts and filing an Investigational New Drug Application, or IND, for compounds developed. In order for us to commercialize products, we would need to significantly enhance our capabilities with respect to product development, and establish manufacturing and marketing capabilities, either directly or through outsourcing or licensing arrangements. We may not be able to enter into such outsourcing or licensing agreements on commercially reasonable terms, or at all.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results and stock price to volatility, including:

     -    recognition of license, milestone or other fees;
     -    payments of licensing fees to third parties;
     -    acceptance of our technologies and platforms;
     - the success rate of our discovery efforts leading to milestones and royalties;
     -    the introduction of new technologies or products by our competitors;
     - the timing and willingness of collaborators to commercialize our products;
     -    our ability to enter into new collaborative relationships;
     -    the termination or non-renewal of existing collaborations;
     - general and industry-specific economic conditions that may affect our collaborators' research and development expenditures; and
     -    exposure to fluctuations in foreign currency.

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

WE  ARE  EXPOSED  TO  RISKS  ASSOCIATED  WITH  ACQUISITIONS.

We have made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including, but not limited to:

     - difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired companies;
     -    diversion of management's attention from other operational matters;
     -    the potential loss of key employees of acquired companies;
     -    the potential loss of key collaborators of the acquired companies;
     - lack of synergy, or the inability to realize expected synergies, resulting from the acquisition;
     -    exposure to fluctuations in foreign currency;
     - differences in foreign laws, business practices, statutes, regulations and tax provisions; and
     - acquired intangible assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired company.

Mergers and acquisitions are inherently risky, and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations.

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

OUR HEADQUARTERS' FACILITIES ARE LOCATED NEAR KNOWN EARTHQUAKE FAULT ZONES, AND THE OCCURRENCE OF AN EARTHQUAKE OR OTHER CATASTROPHIC DISASTER COULD CAUSE DAMAGE TO OUR FACILITIES AND EQUIPMENT, WHICH COULD REQUIRE US TO CEASE OR CURTAIL OPERATIONS.

Given the location of our headquarters in South San Francisco, California, those facilities are vulnerable to damage from earthquakes. In addition, all of our facilities are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities could cause significant delays in our programs and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

FUTURE  SALES  OF  OUR  COMMON  STOCK  MAY  DEPRESS  OUR  STOCK  PRICE.

If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deemed appropriate. In October 2000, a significant number of shares of our common stock held by existing stockholders became freely tradable, subject in some instances to the volume and other limitations of Rule 144. In addition, in connection with our recent acquisitions and corporate collaborations, we issued and registered for sale a significant number of shares of common stock. Sales of these shares and other shares of common stock held by existing stockholders could cause the market price of our common stock to decline.

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

(b)     Reports  on  Form  8-K

     On July 18, 2001, the Company filed an Item 5 Current Report on Form 8-K announcing the signing of a collaboration agreement with Bristol-Myers Squibb.

     On July 26, 2001, the Company filed an Item 5 Current Report on Form 8-K announcing the reacquisition, effective February 2002, of future rights to research programs in metabolism and alzheimer's disease previously licensed exclusively to Pharmacia Corporation.

     On  August  9,  2001,  the Company filed a Reg FD, Item 9 Current Report on
     Form 8-K, in connection with the announcement of the Company's second quarter financial results.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 14, 2001





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

                                INDEX TO EXHIBITS

Exhibit
Number     Description  of  Document
------     -------------------------

3.1        Amended  and  Restated  Certificate  of  Incorporation  (1)
3.2        Amended  and  Restated  Bylaws  (1)
4.1        Specimen  Common  Stock  Certificate  (1)
10.29 Form of Stock Purchase Agreement, dated as of July 17, 2001, by and between Exelixis, Inc. and Bristol-Myers Squibb Company (2)
10.30* Cancer Collaboration Agreement, dated July 17, 2001, by and between Exelixis, Inc. and Bristol-Myers Squibb Company
10.31* License Agreement, dated July 17, 2001, by and between Exelixis, Inc. and Bristol-Myers Squibb Company

_____________________

(1) Filed with Exelixis' Registration Statement on Form S-1, as amended (No. 333-96335), declared effective by the Securities and Exchange Commission on April 10, 2000, and incorporated herein by reference.
(2) Filed with Exelixis' Registration Statement on Form S-3, as filed on August 27, 2001(No. 333-68436) and incorporated by reference.
*  Confidential  treatment  requested  for  certain  portions  of  this exhibit.