Form 10-K
period 2001-12-31
EXELIXIS INC
filed 2002-03-20
CIK 939767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-K


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended: December 31, 2001

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

                     Common Stock $.001 Par Value per Share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days:     Yes  [X]     No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated in reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 31, 2002, there were 56,152,284 shares of the registrant's common stock outstanding. As of that date, there were approximately 46,708,953 shares held by non-affiliates of the registrant, with an approximate aggregate market value of $572,184,674 based upon the $12.25 closing price of the registrant's common stock listed on the Nasdaq Stock Market on January 31, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 30, 2002, in connection with the registrant's 2002 Annual Meeting, are incorporated herein by reference into Part III of this Report.

                                 EXELIXIS, INC.

                                    FORM 10-K

                                      INDEX


                                                                           Page
                                                                           ----
PART I
 Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
 Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .    23
 Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .    23
 Item 4.  Submission of Matters to a Vote of Security Holders . . . . . .    23

 PART II

 Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters . . . . . . . . . . . . . . . . . . . . . .    24
 Item 6.  Selected Consolidated Financial Data. . . . . . . . . . . . . .    25
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . .    26
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk. . .    34
 Item 8.  Consolidated Financial Statements and Supplementary Data. . . .    36
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure. . . . . . . . . . . . . . . . . . . .    61

 PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . .    63
 ITEM 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . .    63
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . . .    63
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . .    63

 PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K    63

                                     PART I

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "should," "estimate," "predict," "potential," "continue" or the negative of such terms or other similar expressions, identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption "Risk Factors" as well as those discussed elsewhere in this document. These and many other factors could affect the future financial and operating results of Exelixis. Exelixis undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

ITEM  1.  BUSINESS

OVERVIEW

We believe that we are a leader in the discovery and validation of high-quality novel targets for several major human diseases, and a leader in the discovery of potential new drug therapies, specifically for cancer and other proliferative diseases. Our primary mission is to develop proprietary human therapeutics by leveraging our integrated discovery platform to increase the speed, efficiency and quality of pharmaceutical product discovery and development.

Through our expertise in comparative genomics and model system genetics, we are able to find new drug targets that we believe would be difficult or impossible to uncover using other experimental approaches. Our research is designed to identify novel genes and proteins expressed by those genes that, when changed, either decrease or increase the activity in a specific disease pathway in a therapeutically relevant manner. These genes and proteins represent either potential product targets or drugs that may treat disease or prevent disease initiation or progression.

Specifically in cancer, the remarkable evolutionary conservation of the biochemical pathways strongly supports the use of simple model systems, such as fruit flies, nematode worms, zebrafish and mice, to identify key components of critical cancer pathways that can then be targeted for drug discovery. We expect to develop new cancer drugs by exploiting the underlying "genetic liabilities" of tumor cells to provide specificity in targeting these cells for destruction, while leaving normal cells unharmed. We have discovered and are further developing a number of small molecule drug targets in addition to monoclonal antibody drug targets. Molecules directed against these targets may selectively kill cancer cells while leaving normal cells unharmed, and may provide alternatives to current cancer therapies.

While our proprietary programs focus on drug discovery and development, we believe that our proprietary technologies are valuable to other industries whose products can be enhanced by an understanding of DNA or proteins, including the agrochemical, agricultural and diagnostic industries. Many of these industries have shorter product development cycles and lower risk than the pharmaceutical industry, while at the same time generating significant sales with attractive profit margins. By partnering with companies in multiple industries, we believe that we are able to diversify our business risk, while at the same time maximizing our future revenue stream opportunities.

We have active commercial collaborations with several leading pharmaceutical and biotechnology companies. In 2001, we established a second, broader alliance with Bristol-Myers Squibb Company, or BMS, involving small molecules directed against cancer targets. As part of this collaboration, we in-licensed a Phase II cancer compound, DEAE Rebeccamycin, from BMS. Also in 2001, we established a collaboration with Protein Design Labs to develop monoclonal antibodies directed against cancer. Our ongoing agricultural industry collaborations include Aventis CropScience LLC (through our joint venture Agrinomics LLC), Bayer Corporation (through our joint venture Genoptera LLC) and Dow AgroSciences LLC. These collaborations provide us with substantial funding, including licensing fees, research funding and, in most cases, milestone payments when specific objectives are met, in addition to royalties if our partners successfully develop and commercialize products. In addition, several of these collaborations have included the acquisition of strategic technologies. During 2001, we also entered into several combinatorial chemistry collaborations with Cytokinetics, Inc., Elan Pharmaceuticals, Inc., Scios Inc. and Schering-Plough Research Institute, Inc. that provide licensing fees and payments for delivery of specified numbers of compounds meeting certain quality-assurance criteria. In addition to our commercial collaborations, we have relationships with other biotechnology companies, academic institutions and universities that provide us access to specific technology or intellectual property for the enhancement of our business. These include collaborations with leading biotechnology product developers and solutions providers, among them Affymetrix Inc., Genemachines, AVI BioPharma, Inc., Silicon Genetics, Galapagos NV, Genomics Collaborative Inc. and Accelrys, Inc.

We have also used acquisitions to strategically position and advance our leadership as a genomics-based drug discovery company. In May 2001, we acquired Artemis Pharmaceuticals GmbH, a privately held genetics and functional genomics company, in a stock-for-stock transaction valued at approximately $24.2 million. Located in Cologne and Tubingen, Germany, Artemis is focused on the use of vertebrate model genetic systems such as mice and zebrafish as tools for target identification and validation. We co-founded Artemis in 1998 to expand our access to vertebrate model system technologies. The two companies have worked closely together since that time, and the acquisition creates a single, worldwide drug discovery company with a broad array of biological systems and other tools for rapid target identification and validation. This acquisition is a continuation of Exelixis' strategy to optimize all aspects of the drug discovery process from target identification to clinical development.

In December 2001, we acquired Genomica Corporation, a publicly-traded bioinformatics company, in a stock-for-stock transaction valued at $110.0 million. The transaction was structured as a tender offer for 100% of Genomica's outstanding common stock to be followed by a merger of Genomica with a wholly-owned subsidiary of Exelixis. The exchange offer was closed on December 28, 2001, and the subsequent merger completing the transaction occurred on January 8, 2002. We believe that Genomica's substantial cash and investments will significantly enhance our ability to move our drug discovery programs forward, and that their software may be a useful tool over the next several years that may be used to manage human data obtained during the clinical development of our compounds.

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

Many of the principal products of the pharmaceutical and biotechnology industries were developed without knowledge about the underlying genetic and biochemical causes of disease, or without knowledge of how the drug works in the body. This limited knowledge about the target or mechanism of action of the product can lead to somewhat random and/or suboptimal product candidates. Similar issues are problems for the agrochemical, agricultural and diagnostic industries. As a result, product development in all of these industries is costly, time consuming, inefficient and characterized by high failure rates. Many companies have turned to genomics technologies, primarily for DNA sequence information, to help address these problems with respect to the selection of molecular or gene-based targets.

Despite significant investment in genomics to date and the recent availability of the human genome sequence, there has not been appreciable improvement in selecting high quality molecular targets for drug development. Notwithstanding the tremendous advances in providing genomic data, it is clear that a rational selection of molecular targets requires more detailed or specific knowledge about the function of genes and their encoded proteins as well as their interaction with other components of signaling networks, or biochemical pathways. Since the complete human sequence as well as the sequences of other commercially important genomes are now available, we believe that the competitive advantage for companies going forward will be the ability to identify the small number of significant gene targets, within the very large number of genes, the modulation of which will result in a commercially valuable outcome. By integrating our superior ability to select biological targets with a state-of-the-art drug discovery platform, we expect our platform and biological insights to produce novel targets and potentially innovative products.

OUR  STRATEGY

Our business strategy is to leverage our biological expertise and integrated discovery capabilities to improve the speed, efficiency and quality of the discovery, development and commercialization process for human therapeutics and other products, and includes the following key elements:

MAINTAIN AND AUGMENT BIOLOGICAL EXPERTISE: Our biological expertise is a key competitive advantage that we believe applies throughout all aspects of collaborative relationships and our drug discovery efforts. We are committed to continually enhancing our technology platform through building, in-licensing or acquiring technologies that complement our fundamental knowledge and capabilities as well as through protecting our proprietary technologies with patents and trade secrets.

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

LEVERAGE STRATEGIC COLLABORATIONS: We have established and intend to continue to pursue commercial relationships and key partnerships with major pharmaceutical, biotechnology and agrochemical companies based on the strength of our technologies and biological expertise and capabilities. These collaborations provide us with a committed revenue stream in addition to opportunities to receive significant future payments, if our collaborators successfully develop and market products that result from our collaborative work. In addition, many of our collaborations have been structured strategically so that we gain access to technology to more rapidly advance our internal programs, saving both time and money, while at the same time retaining rights to use the same information in different industries.

ACQUIRE PRODUCTS AND TECHNOLOGIES OPPORTUNISTICALLY: We continually evaluate opportunities that may provide us with key personnel, intellectual property, technologies and products that will enhance our development capabilities. We believe that through the acquisition of strategic products and technologies we will be able to create additional value in our internal and collaborative programs. In addition, we believe that many of these strategic relationships will permit us to obtain co-development or other rights to products identified or developed in such collaborative relationships as a result of our efforts.

INTEGRATED  TECHNOLOGIES

We have developed an integrated discovery platform that includes proprietary technologies and know-how. This platform includes model system genetics and comparative genomics, libraries of modified model organisms, specialized reagents, assay biology, informatics databases and software, mechanism of action technology, automated high-throughput screening, a growing compound library in excess of 1,500,000 small molecule compounds and extensive medicinal/combinatorial chemistry capabilities. Using this integrated platform, we are able to effectively and rapidly identify novel targets and develop proprietary compounds. We believe that a key competitive advantage is the breadth of the platform that we have established as well as in our ability to apply the tools of modern biology and chemistry to address commercially relevant questions.

     MODEL SYSTEM GENETICS AND COMPARATIVE GENOMICS. Model system genetics is the study of simple biological systems to discover genes, proteins and biochemical pathways that may be useful in the development of new pharmaceutical or agricultural products. Our primary model systems are the fruit fly, D. melanogaster, the nematode worm, C. elegans, the zebrafish, D. rerio, Ustilago maydis, Arabidopsis thaliana and the micro-tomato, Lycopersicon esculentum. Empirical evidence has provided us with accurate benchmarks for applying biological and biochemical discoveries from these model systems to more developed organisms, such as humans or commercial crops.


Model System             Lifecycle  Selected Applications
-----------------------  ---------  -----------------------------------------------------------
Drosophila melanogaster    10 days  Cancer, angiogenesis, diabetes, inflammation, CNS disorders
-----------------------  ---------  -----------------------------------------------------------
C. elegans                  3 days  Diabetes, Alzheimer's disease
-----------------------  ---------  -----------------------------------------------------------
D. rerio                   90 days  Angiogenesis, cancer, inflammation
-----------------------  ---------  -----------------------------------------------------------
Arabidopsis thaliana       10 days  Plant traits
-----------------------  ---------  -----------------------------------------------------------
Lycopersicon esculentum    98 days  Nutraceuticals
-----------------------  ---------  -----------------------------------------------------------
Ustilago maydis            10 days  Plant pathology
-----------------------  ---------  -----------------------------------------------------------

Scientists have used these organisms as research tools for several decades. We have industrialized the analysis of these model systems by developing a suite of proprietary tools and reagents that allow us to perform systematic genetic analyses at a larger scale and with substantially greater speed than otherwise are currently available. Among other proprietary tools, we have exclusively licensed the U.S. patent covering P-element, which is a genetic element essential for performing modern fruit fly genetics.

Comparative genomics means the use of data learned from one biological system applied to another system. For example, the use of the angiogenesis pathway data learned from a zebrafish can be applied to studying human angiogenesis. Application of comparative genomics relies on the use of our extensive libraries of model organisms in addition to the proprietary databases of information and informatics methods generated by our scientists. Each of our model systems has unique advantages that can be applied in different ways to address commercially relevant questions in a rapid manner. Our expertise allows us to leverage knowledge across species and to select the best model systems for a particular commercial application.

     Proprietary Model Organism Libraries. We have produced and maintain as key strategic assets populations of well-characterized genetically modified organism libraries, and the process for their production and use is a core technology. We have libraries of these organisms that have been modified and catalogued in a systematic fashion, so that comprehensive pairwise breeding can allow us to test the effects of gene alteration or modulation on a specified disease condition. Through the use of these libraries, we are able to rapidly assess the effect of increasing or decreasing the output of each gene in the model organism. The availability of these assets significantly enhances the efficiency of research directed at drug or agricultural product target identification, as our model systems permit results to be obtained in a period of weeks or months from the inception of the research effort. We believe that our ability to rapidly and selectively move from an alteration in a gene directly to the identification of validated targets that can reverse or enhance the effects of that alteration is an extremely powerful, rapid and direct route to new pharmaceuticals and agricultural products.

     High-throughput Screening (HTS) Assays for Target and Lead Discovery. We also develop proprietary genetic, biochemical and cell-based assays for use in screening for potential targets, proteins and products. An HTS assay is a test that may include a biochemical reaction or cell-signaling event that is readily measured, miniaturizable to a specific format and subject to automation. HTS assays must meet these criteria in order to address the large numbers of experimental measurements that we have identified in order to screen our extensive collection of compounds. We believe that we have also established world-class expertise in gene cloning, protein expression, scale-up fermentation and protein purification necessary to meet these needs. Genetic assays are used to measure the ability of a particular gene or protein to change or regulate the disease pathway of interest, which leads to the identification of disease pathway genes as well as those genes that may be product targets. The development of biochemical assays requires the production of target gene products (proteins) in sufficient quantity to support hundreds of thousands of individual measurements. Cell-based assays may also require genetically engineered cells that over-express the target gene of interest.

     Informatics. We have state-of-the-art informatics tools, many of which are proprietary, and expertise that have been developed as an integral part of our model systems genetics and comparative genomics capabilities. These tools include a broad range of applications such as: tracking samples and harvesting data in the context of high-throughput, automated data collection systems; creating discovery platforms for storing, managing and querying large data sets; and analysis, curation and prediction of function relative to compounds and macromolecules. We believe that these tools are essential to developing our target and drug discovery pipelines and represent a substantial competitive advantage. Specific examples include extensive databases and software tools related to: DNA sequencing and gene discovery; generation of comprehensive genetic knockout collections; functional identification and classification of novel protein sequences; and design, characterization and selection of compound libraries. Our informatics capabilities provide an extensive and readily accessed informational base for analyzing and comparing data produced using our core technologies, allowing us to optimize and prioritize among potential targets and, downstream, drugs directed against those targets.

     Mechanism of Action Technology. Utilizing our extensive discovery technologies, we have also developed a proprietary process to quickly determine the genes and proteins with which chemical compounds such as pharmaceuticals or agrochemicals interact to produce their effect. Understanding physiological activity of a compound, or the mechanism of action of the physiological target, can be of significant value to pharmaceutical and agrochemical companies for several reasons. For example, many companies have compounds that have demonstrated commercially useful biological activity but are too complex to manufacture cost-effectively or have a secondary physiological target that produces an unacceptable toxicity or other side effect profile. By identifying the primary gene or protein with which a compound interacts, similar or related compounds can be designed that produce the desired activity and that overcome the manufacturing or other limitations of the original compound. This proprietary process addresses a key bottleneck in the development of pharmaceutical and agrochemical products.

     Sequencing, Proteomics and Transcriptional Profiling. We have built or in-licensed significant expertise in sequencing, proteomics and transcriptional profiling. Our sequencing capacity is currently 1.5 million lanes per year, scalable to ten million lanes in our current facility. We have state-of-the-art robotics, advanced laboratory information management systems, polymerase chain reaction, or PCR, mass spectrometry and gene cloning expertise as well as a significant proteomics effort to complement the existing proficiency in genetic target discovery. We have brought in several different methods of transcriptional profiling, both to validate our biological target discovery and to screen for toxicities.

     HTS, Combinatorial and Medicinal Chemistry. Our gene discovery platform provides novel, biologically validated therapeutic and agricultural targets without bias towards conventional target classes. Thus, in addition to targets that are known in the industry to be "druggable," such as protein kinases, proteases and g-protein coupled receptors, or GPCRs, many other novel classes are identified in the genetic screens that may require specialized assay technology. We focus on finding diverse drug discovery targets in multiple assay formats. We have established a high-throughput screening laboratory in which we conducted more than 20 target screens against millions of compounds in 2001. Through our relationship with BMS, we have gained access to their proprietary combinatorial hardware and software systems. We have enhanced the performance and throughput of this system through integration of second generation components and are currently synthesizing hundreds of thousands of compounds per month. In addition, we have built extensive capabilities into our high-throughput drug discovery platform, including crystallography, cell biology, medicinal chemistry, ADME, pharmacokinetics, pharmacodynamics, pharmacology and chemi-informatics, to potentially identify and develop innovative cancer drugs.

     Extensive Compound Library. We have rapidly assembled a growing collection of over 1,500,000 highly diverse, quality controlled, drug-like, small molecule compounds for lead discovery by high-throughput screening. These compounds are derived from a variety of sources, including external vendors and internal combinatorial synthesis. Compounds were identified for acquisition based on structural complexity and diversity, purity and price. We used advanced chemi-informatics to refine the selection of libraries from an in silico or computer-generated perspective. In excess of six million compounds from a diverse network of international sources were analyzed and filtered computationally to select compounds of interest based on both positive and negative selection criteria, including physiochemical parameters consistent with "drug-like" molecules and structural elements that may be toxic or rapidly metabolized. Over one million compounds were selected for acquisition using this analysis. In addition, our proprietary combinatorial synthesis platform from BMS was used in the synthesis of over 100,000 compounds. We are committed to the continued expansion of our compound library to increase the frequency and quality of highly active lead compounds.

Collaborative  Programs

An integral part of our strategy is to focus on strategic collaborations within different market segments. Based on the belief that our integrated discovery program can be applied to address opportunities in any market whose products can be enhanced by an understanding of DNA or proteins, we are able to address a variety of markets, including pharmaceuticals, agrochemicals, diagnostics, biotechnology, animal health, pesticides, crop improvement, livestock improvement and industrial enzyme products. Many of these industries have shorter product development cycles and lower risk than the pharmaceutical industry, while at the same time generating significant sales with attractive product margins. By addressing these markets in combination with our partners, we are able to establish a substantial revenue stream through both committed research funding and milestone payments, while at the same time potentially reducing the time to market for royalty-bearing products. In addition, because the various industry product cycles and development risks are different, we anticipate that we will be able to minimize our overall risk exposure. To date, we have delivered multiple targets to our collaborators that are in the early stages of product research in their laboratories.

Human  Pharmaceutical  Collaborative  Research  Programs

CANCER. In 2001, Exelixis established two important collaborative programs that significantly augment our ongoing cancer therapeutic discovery programs. We are working with Protein Design Labs to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer. The collaboration utilizes our model organism genetics technology and Protein Design Labs' antibody, manufacturing and clinical development expertise with the goal of creating and developing new antibody drug candidates. During 2001, we delivered multiple targets to Protein Design Labs that met stringent criteria for demonstrating modulation of cancer-related cell growth pathways in model organisms and expression in a variety of normal and tumor tissues. We are also working with BMS in a second collaboration and licensing agreement to identify a new generation of cancer drugs that selectively destroys cancers that harbor defects in tumor suppressor gene pathways. Each party has small molecule drug development rights to selected targets identified in the collaboration. In addition, as part of the collaboration, we received an exclusive worldwide license to develop and commercialize a selected analogue of the anticancer compound, DEAE Rebeccamycin. Phase I trials of DEAE Rebeccamycin have been completed and demonstrated an acceptable safety profile. In ongoing Phase II trials, being conducted by the National Cancer Institute, the compound has demonstrated activity against some tumor types.

METABOLIC DISEASES. Metabolic diseases include such important conditions as cardiovascular diseases, diabetes and obesity, which represent significant unmet medical needs. In 2001, we began to develop an internal program focusing on metabolic diseases in anticipation of the conclusion of our sponsored research program with Pharmacia Corporation (Pharmacia), which formally ended in February 2002 by mutual consent. In that collaboration, we have identified and received milestone payments for several targets that may be useful in developing products to optimize the levels of both cholesterol and fat in the bloodstream, and we have identified several targets that may be useful in developing products to control Type II diabetes. Pharmacia will retain exclusive rights to pursue targets selected prior to February 2002, subject to the payment of milestones to us, and after that date, we will have the exclusive right to pursue all other targets we identify. Following termination, Pharmacia has no remaining funding obligations to us, with the exception of royalties payable on products developed against selected targets.

CNS DISORDERS. CNS disorders include cognitive disorders including Parkinson's disease, depression, schizophrenia and Alzheimer's disease. In our collaboration with Pharmacia, which formally ended in February 2002, we were applying our genetics technologies to understand the causes of Alzheimer's disease, a progressive neurological disease that results in the loss of cognitive functions, including memory, and to determine how to stop or reverse the progression of the disease. As a result of genetic screens performed to date, Pharmacia has accepted a number of targets for which we have received milestone payments and may receive royalties in the future, including a particular target that may reduce the formation of structural abnormalities that are associated with Alzheimer's disease.

PHARMACEUTICAL MECHANISM OF ACTION PROGRAM. BMS provided us with a number of pharmaceutical compounds that have interesting biological activity but for which the molecular target is unknown. We have identified the mechanism of action for many of these compounds and have submitted them to BMS for further development. The targets are identified through the analysis of model organisms that are either resistant or hypersensitive to the biological activity produced by the compound. Following identification, the targets are confirmed using biochemical assays. Targets and other components of the signaling pathways are then identified as candidates for further compound development. The information regarding these targets provided by our platform strongly supports a conclusion that modulating these targets leads to desirable biological activity. As a result, we believe that our partners may actively pursue many of the targets without further validation. Additionally, since many of the initial compounds can be used as the basis for developing potentially superior compounds, we believe that this approach can save as much as two years in "time to market" as compared to more traditional approaches. The BMS mechanism of action program is scheduled to expire in September 2002. If the program is not renewed, research funding support will terminate, but we will continue our right to receive milestones and royalties for any products developed by BMS against targets identified under this program.

Agrochemical  Collaborative  Programs

FUNGICIDES AND HERBICIDES. We are developing fungal and plant model systems, which we intend to use to identify targets that will potentially lead to the development of new, more effective fungicides and herbicides. We have entered into a Mechanism of Action agreement with Dow AgroSciences pursuant to which we identify targets for specific fungicide and herbicide compounds with unknown molecular targets. In consideration for research funding, milestone payments and royalties, if the compounds are successfully developed, Dow AgroSciences will receive a non-exclusive license to the targets identified by us.

INSECTICIDES AND NEMATICIDES. Recently, the market opportunity for insecticides has grown tremendously, with the most recent introduction of broad-spectrum insecticides for all uses selling $700 million to $1 billion each year, with pharmaceutical-like margins. Currently, there are no products that effectively and safely control nematodes. In collaboration with Bayer, we are applying our genetics technologies to identify unique targets that may be used to develop new, more effective, broad-spectrum insecticides and nematicides. As a result of genetic screens performed to date, we have delivered to Bayer numerous targets and high-throughput screening assays that may be useful in identifying new insecticides, for which we have received milestone payments. Under our collaborative arrangement (through our joint venture, Genoptera), Bayer retains exclusive rights to insecticides and nematicides for crop protection. We remain free to conduct research in pesticides other than insecticides or nematicides, as well as in the development of pest-resistant crops.

PLANT TRAIT DISCOVERY. We have developed plant model systems to identify targets that may be used to develop crops with superior yield and improved nutritional profiles. In collaboration with Aventis CropScience through an equally-owned subsidiary, Agrinomics LLC, we are working to research, develop and commercialize novel genes found through the proprietary ACTTAG TM gene expression technology in Arabidopsis thaliana, a plant whose genome has been fully sequenced. ACCTAG technology represents a method of identifying genes associated with gain-of-function and loss-of-function phenotypes. In 2001, Agrinomics characterized and catalogued more than 250,000 lines of Arabidopsis, identifying nearly its entire genome in less than 18 months and exceeding a key second-year collaboration milestone. The collection of transgenic Arabidopsis, which we believe is one of the largest gene libraries for this plant in the world, has the potential to provide extremely important leads for significant improvements in the large commercial seed and crop protection market. In addition, we have developed a platform for producing natural products of potentially high commercial and industrial value from plants. This "plants as factories" platform integrates novel trait discovery using genomics, informatics and high-throughput biochemical analyses with proprietary enabling technologies in plant gene expression, cell biology and product development.

AGRICULTURAL MECHANISM OF ACTION PROGRAMS. Bayer and Dow AgroSciences have provided us with a number of agrochemical compounds, which have interesting biological activity but whose molecular target is unknown. We have identified the mechanisms of action for many of these compounds and have submitted these targets to our partners for further development. The targets are identified through the analysis of model organisms that are either resistant or hypersensitive to the biological activity produced by the compound. Following identification, the targets are confirmed using biochemical assays. Targets and other components of the signaling pathways are then identified as candidates for further compound development. The information regarding these targets provided by our technology platform indicates that modulating these targets may lead to desirable biological activity. As a result, we believe that our partners may actively pursue many of the targets without further validation. We have a right to receive milestones and royalties for any products developed by our collaborators against targets identified under these programs.

Proprietary  Programs

    Therapeutic  Areas

ANGIOGENESIS. Angiogenesis is the formation of blood vessels. The ability to block the formation of new blood vessels could be used to kill cancer cells by depriving them of nutrients. Similarly, anti-angiogenic agents can be used to treat or prevent diabetic retinopathy, macular degeneration and psoriasis. Products that promote angiogenesis could be used to treat coronary heart disease and stroke. We have an active program to study the zebrafish and Drosophila (fruit fly) model systems in order to identify key angiogenic and anti-angiogenic gene targets and proteins. In 2001, we made progress toward the goal of identifying a lead compound for potential clinical development as a treatment for cancer and other proliferative diseases.

CANCER. Cancer is a leading cause of death in developed countries. Cancer is caused by a number of genetic defects in cells resulting in unregulated cell growth. We have discovered and are further developing a number of small molecule drug targets, in addition to monoclonal antibody drug targets, that may selectively kill cancer cells while leaving normal cells unharmed, and may provide alternatives to current cancer therapies. By exploiting the underlying "genetic liabilities" of tumor cells, we have identified numerous targets within specific cell growth and proliferation regulatory pathways and are in the process of validating them in cell-based assays. In 2001, we completed more than 20 high-throughput screens directed against proprietary cancer targets. In 2001, through our cancer collaboration with Bristol-Myers Squibb, we in-licensed an anticancer compound, DEAE Rebeccamycin, that has completed Phase I trials and is currently in Phase II trials being conducted by the National Cancer Institute.

INFLAMMATION. Our inflammation program focuses on the role of the innate immune system, especially macrophages, in mediating the inflammatory response. Misregulation of the innate immune system is of central importance in diseases of inflammation, such as asthma and arthritis. Drosophila display a robust innate immune response, and their macrophages are regulated by the same effector molecules and pathways that regulate human macrophages. Unlike vertebrates, however, they lack an adaptive immune system, which allows for more straightforward analysis of the innate response. Drosophila is therefore useful for rapidly identifying prospective targets for treating immunological disease. Novel targets can also be validated in zebrafish, which has all the immune cell types of mammals, with the advantage of more rapid analysis. We are working in collaboration with universities to identify targets that control inflammation and have identified several targets to date. In 2001, Exelixis and The Institute of Molecular and Cellular Biology in Strasbourg successfully identified and characterized the immune deficiency gene, or imd, which is involved in mediating the innate immune response. The identification of this gene could have significant implications for developing ways to treat a wide variety of human inflammatory diseases.

    Agriculture

ANIMAL HEALTH. Livestock producers experience significant losses due to disease and incur significant costs to control insects, parasites and other pests. Companion animals also represent a significant opportunity for products that control pests such as fleas, ticks and heartworms. During the course of conducting research in the area of insecticides and nematicides in our collaboration with Bayer, we have identified and will continue to identify targets that may be used to develop animal health products. Under the terms of our collaboration with Bayer, we remain free to use the technology developed to pursue animal health opportunities independently or in collaboration with third parties.

PLANT TRAITS. We have developed plant genetic model systems enabling us to identify genetic targets to create crops with superior yield and improved nutritional profiles.

Corporate  Collaborations

Our strategy is to establish collaborations with major pharmaceutical, biotechnology and agrochemical companies based on the strength of our technologies and biological expertise as well as to support additional development of our proprietary products. Through these collaborations, we obtain license fees and research funding, together with the opportunity to receive milestone payments and royalties from research results and subsequent product development. In addition, many of our collaborations have been structured strategically to provide us access to technology to advance our internal programs, saving both time and money, while at the same time retaining rights to use the same information in different industries. Our collaborations with leading companies in the agrochemical industries allow us to continue to expand our internal development capabilities while providing our partners with novel targets and assays. Since we believe that agrochemical products have reduced development time and lower risk, we expect to be able to maximize our potential future revenue stream through partnering in multiple industries.

In 2001, Bayer accounted for approximately 32% of our revenues, Bristol-Myers Squibb accounted for approximately 15% of our revenues, PDL accounted for approximately 6% of our revenues and Pharmacia accounted for approximately 31% of our revenues.

    Bayer  Corporation

In December 1999, we established Genoptera LLC, a Delaware limited liability company, with Bayer Corporation to develop insecticides and nematicides for crop protection. As part of the formation of this joint venture, Bayer has paid us, through Genoptera, license fees and research commitment fees of $20.0 million and will provide eight years of research funding through 2007 at a minimum level of $10.0 million per year (for a total of $100 million of committed fees and research support). Bayer owns 60% of Genoptera, and we own the remaining 40%. We did not make any capital contributions for our ownership interest and have no obligation to fund future losses. The formation of this joint venture is an outgrowth of, and replaces, the contractual collaboration first established with Bayer AG (the corporate parent of Bayer Corporation) in May 1998. Bayer will pay Genoptera milestones and royalties on products developed by it resulting from the Genoptera research, and we will pay Genoptera royalties on certain uses of technology arising from such research.

Either Bayer or Exelixis may terminate the Genoptera research efforts after eight years. In addition, Bayer may terminate the joint venture or buy out our interest in the joint venture under specified conditions, including, by way of example, failure to agree on key strategic issues after a period of years, the acquisition of Exelixis by another company or the loss of key personnel that we are unable to replace with individuals acceptable to Bayer.

    Bristol-Myers  Squibb

In September 1999, we entered into a three-year research collaboration with BMS to identify the mechanism of action of compounds delivered to us by BMS. We did not know the identity and function of these compounds, including their field of activity, prior to their delivery. Under this agreement, the parties agreed to a non-exclusive cross-license of research technology. We granted BMS the right to use our proprietary technology covering C. elegans and D. melanogaster genetics, and in exchange, BMS transferred to us combinatorial chemistry hardware and software, together with related intellectual property rights, which had been developed by BMS. The technology received from BMS under this agreement will expedite the development of our compound discovery capabilities. Under the agreement, BMS pays us a technology access fee and research support payments, as well as additional milestones and royalties based on achievements in the research and commercialization of products.

In July 2001, we entered into a second collaboration with Bristol-Myers Squibb involving three agreements: (a) a Stock Purchase Agreement; (b) a Cancer Collaboration Agreement; and (c) a License Agreement. Under the terms of the collaboration, BMS (i) purchased 600,600 shares of our common stock in a private placement at a purchase price of $33.30 per share, for cash proceeds to us of approximately $20.0 million; (ii) agreed to pay us a $5.0 million upfront license fee and provide us with $3.0 million per year in research funding for a minimum of three years; and (iii) granted to us a worldwide, fully-paid, exclusive license to an analogue to Rebeccamycin developed by Bristol-Myers Squibb, which is currently in Phase II clinical studies for cancer. Planning for additional clinical studies is currently underway and should be finalized later in 2002. We also agreed to provide Bristol-Myers Squibb with exclusive rights to certain potential small molecule compound drug targets in cancer selected by Bristol-Myers Squibb during the term of the research collaboration.

    Protein  Design  Labs

In May 2001, we entered into a collaboration with Protein Design Labs, Inc. to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer. The collaboration will utilize our model organism genetics technology for the identification of new cancer targets, and PDL's antibody and clinical development expertise to create and develop new antibody drug candidates. PDL will provide us with $4.0 million in annual research funding for two or more years and has purchased a $30.0 million convertible note. The five year note bears interest at 5.75%, and the interest thereon is payable annually. The note is convertible into our common stock after the first anniversary of the agreement at a conversion price per share equal to the lower of (i) $28.175 and
(ii) 110% of the Fair Market Value (as defined in the note) of a share of our common stock at the time of the conversion.

    Pharmacia

In February 1999, we established a collaboration with Pharmacia Corporation to identify targets in the fields of Alzheimer's disease, Type II diabetes and associated complications of metabolic syndrome, a condition that comprises much of diabetes, obesity and portions of cardiovascular disease. In October 1999, this collaboration was expanded to include mechanism of action work designed to identify biological targets of agents already identified by Pharmacia as having activity in these fields. Under this agreement, Pharmacia purchased a $7.5 million equity interest, paid us a license fee of $5.0 million, provided ongoing research support and paid us milestone payments based on target selection and will pay us royalties in the event that products result from the targets that we identify.

In July 2001, we announced the termination, effective February 2002, of ongoing research efforts under this collaboration. We reacquired rights to the research programs in metabolism and Alzheimer's disease previously licensed exclusively to Pharmacia. Pharmacia retains rights to targets selected prior to the reacquisition date, subject to the payment of milestones for certain of those targets selected, and royalties for future development of products against or using those targets, but Pharmacia has no other obligations to make payments to us, including approximately $9.0 million in annual funding that would otherwise be payable for an additional two years if we had not elected to reacquire rights to the research in February 2002.

    Aventis  CropScience

In July 1999, we formed Agrinomics LLC with Aventis CropScience to focus on research, development and commercialization of products in the field of agricultural functional genomics. We own a 50% interest in Agrinomics, and Aventis CropScience owns the remaining 50% interest.

Under the terms of the Agrinomics joint venture agreement, Aventis has agreed to make capital contributions in cash totaling $20.0 million over a five-year period. To date, a total of $14.0 million has been made to support Agrinomics' operations. We contributed the ACTTAG gene activation technology, a collection of seeds generated using the ACTTAG gene activation technology techniques and expertise in molecular and cell biology. In addition, we will perform research work at our Oregon research facility, greenhouses and farm. Aventis CropScience will provide high-throughput screening, robotics, microarray and bioinformatics technologies and support and perform research work at its Research Triangle Park research facility and at other locations.

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

We expect to identify and validate targets and format assays that will be used by Dow AgroSciences to develop new classes of fungicides and herbicides. Dow AgroSciences will pay us research fees as well as milestone payments and royalties based on achievements in the research and commercialization of these products.

    Chemistry  Collaborations

In August, October and December 2001, we entered into collaboration agreements with Elan Pharmaceuticals, Inc., Scios Inc., Cytokinetics, Inc. and Schering-Plough Research Institute, Inc., respectively to jointly design custom high-throughput screening compound libraries that we will synthesize and qualify. Cytokinetics, Elan, Scios and Schering-Plough each agreed to pay us a per-compound fee for compounds delivered meeting the acceptance criteria. Each party has also paid an upfront technology access fee that is creditable towards the future purchase of compounds. Payments from two of these arrangements were not received until fiscal year 2002. Revenue recognition of the upfront fees has been deferred and revenue under these collaboration agreements will generally be recorded upon delivery of compounds. Each party retains rights to use the compounds developed and delivered in its own proprietary drug discovery programs and in its collaborative efforts with third parties.

Biotech  Collaborations

We enjoy collaborations with leading biotechnology product developers and solutions providers, among them Affymetrix, Genemachines, AVI BioPharma, Inc., Silicon Genetics, Galapagos NV, Genomics Collaborative Inc. and Accelrys, Inc. These relationships enable us to continuously update and enhance our technology base at a minimal cost, and at the same time facilitate our research and development efforts.

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

Acquisitions

We have also used acquisitions to strategically position and advance our leadership as a genomics-based drug discovery company. In May 2001, we acquired Artemis Pharmaceuticals GmbH, a privately held genetics and functional genomics company, in a stock-for-stock transaction valued at approximately $24.2 million. Located in Cologne and T bingen, Germany, Artemis is focused on the use of vertebrate model genetic systems such as mice and zebrafish as tools for target identification and validation. We co-founded Artemis in 1998 to expand our access to vertebrate model system technologies. The two companies have worked closely together since that time, and the acquisition creates a single, worldwide drug discovery company with a broad array of biological systems and other tools for rapid target identification and validation. This acquisition is a continuation of our strategy to optimize all aspects of the drug discovery process from target identification to clinical development.

In December 2001, we acquired Genomica Corporation, a publicly-traded bioinformatics company, in a stock-for-stock transaction valued at $110.0 million. The transaction was structured as a tender offer for 100% of Genomica's outstanding common stock to be followed by a merger of Genomica with a wholly-owned subsidiary of Exelixis. The exchange offer was closed on December 28, 2001, and the subsequent merger completing the transaction occurred on January 8, 2002. We believe that Genomica's substantial cash and investments will significantly enhance our ability to move our drug discovery programs forward, and that their software may be a useful tool over the next several years that may be used to manage human data obtained during the clinical development of our compounds.

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

Any products that we may develop or discover through application of our technologies will compete in highly competitive markets. Many of our potential competitors in these markets have substantially greater financial, technical and personnel resources than we do, and they may succeed in developing technologies and products that may render our technologies and products and those of our collaborators obsolete or noncompetitive. In addition, many of our competitors have significantly greater experience than we do in their respective fields.

Research  and  Development  Expenses

Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs, supplies, licenses and depreciation of facilities and laboratory equipment. Research and development expenses were $82.7 million for the year ended December 31, 2001, compared to $51.7 million in 2000 and $21.7 million in 1999.

Proprietary  Rights

We seek patent protection in the United States and international markets for the plant and animal genes and gene functions, proteins, antibodies, biotherapeutics and small molecule pharmaceutical and agricultural products that we discover, as well as genetic and informatic methods and technology improvements for discovering such genes, functions, proteins, antibodies, biotherapeutics and small molecule pharmaceutical and agricultural products. Our intellectual property strategy is designed to provide us with freedom to operate and facilitate commercialization of our current and future products. Our patent portfolio includes a total of 41 issued U.S. patents. Our p-element patent, U.S. patent no. 4,670,388, exclusively licensed from Carnegie Institution of Washington, has the earliest patent expiration date, which is June 2, 2004. We are the assignee or exclusive licensee of three allowed and 169 pending U.S. patent applications and corresponding international or foreign patent applications related to our genetic and comparative genomic technologies, gene and protein targets and specialized screens, and the application of these technologies to diverse industries including agriculture, pharmaceuticals and diagnostics. An additional 13 U.S. patent applications are pending as part of the joint venture with Aventis CropScience. An additional 11 U.S. patent applications are pending as part of the joint venture with Bayer.

We also rely in part on trade secret protection of our intellectual property. We try to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees and consultants also sign agreements requiring that they assign to us their interests in patents and other intellectual property arising from their work for us. All employees sign an agreement not to engage in any conflicting employment or activity during their employment with us and not to disclose or misuse our confidential information. However, it is possible that these agreements may be breached or invalidated, and if so, there may not be an adequate corrective remedy available. Accordingly, we cannot ensure that employees, consultants or third parties will not breach the confidentiality provisions in our contracts or infringe or misappropriate our patents, trade secrets and other proprietary rights, or that measures we are taking to protect our proprietary rights will be adequate.

In the future, third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend ourselves against such claims, whether they are with or without merit and whether they are resolved in favor of, or against, our licensors or us, we may face costly litigation and the diversion of management's attention and resources. As a result of such disputes, we may have to develop costly non-infringing technology or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all, which could seriously harm our business or financial condition.

Employees

As of December 31, 2001, we had 571 full-time employees worldwide, 189 of whom hold Ph.D. and/or M.D. degrees and 489 of whom were engaged in full-time research and development activities. In 2001, we added several senior executives to our management team. We plan to expand our preclinical and clinical development programs, as well as our corporate development programs, and hire additional staff as corporate collaborations are established and we expand our internal development efforts to include clinical programs. Our success will depend upon our ability to attract and retain employees. We face competition in this regard from other companies in the biotechnology, pharmaceutical and high technology industries as well as research and academic institutions. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Risk  Factors

EXELIXIS HAS A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred net losses each year since our inception, including a net loss of approximately $71.2 million for the year ended December 31, 2001. As of that date, we had an accumulated deficit of approximately $201.2 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development. During 2001, we acquired a compound in Phase II clinical development, and we are preparing not only to manufacture this compound and prepare an Investigational New Drug Application, or IND, for this compound, but also to file our first IND for a proprietary compound in 2002. As a result, we expect that our operating expenses will increase significantly in the near term, and consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain or increase profitability.

WE  WILL  NEED ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US IN THE FUTURE.

Our future capital requirements will be substantial and will depend on many factors, including:

     -    payments  received  under  collaborative  agreements;
     - the progress and scope of our collaborative and independent research and development projects;
     - our need to expand our product development efforts as well as develop manufacturing and marketing capabilities to commercialize products; and
     -    the  filing,  prosecution  and  enforcement  of  patent  claims.

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

DIFFICULTIES WE MAY ENCOUNTER MANAGING OUR GROWTH MAY DIVERT RESOURCES AND LIMIT OUR ABILITY TO SUCCESSFULLY EXPAND OUR OPERATIONS.

We have experienced a period of rapid and substantial growth that has placed, and our anticipated growth in the future will continue to place, a strain on our administrative and operational infrastructure. As our operations expand domestically and internationally, we expect that we will need to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, acquisitions involve the integration of different financial and management reporting systems. We may not be able to successfully integrate the administrative and operational infrastructure without significant additional improvements and investments in management systems and procedures

WE ARE DEPENDENT ON OUR COLLABORATIONS WITH MAJOR COMPANIES. IF WE ARE UNABLE TO ACHIEVE MILESTONES, DEVELOP PRODUCTS OR RENEW OR ENTER INTO NEW COLLABORATIONS, OUR REVENUES MAY DECREASE AND OUR ACTIVITIES MAY FAIL TO LEAD TO COMMERCIALIZED PRODUCTS.

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

We currently have collaborative research agreements with Bayer, Bristol-Myers Squibb (two agreements), Protein Design Labs, Dow AgroSciences and Aventis. Our current collaborative agreement with Bayer is scheduled to expire in 2008, after which it will automatically be extended for one-year terms unless terminated by either party upon 12-month written notice. Our agreement permits Bayer to terminate our collaborative activities prior to 2008 upon the occurrence of specified conditions, such as the failure to agree on key strategic issues after a period of years or the acquisition of Exelixis by certain specified third parties. Our agreement with Bayer is subject to termination at an earlier date if two or more of our Chief Executive Officer, Chief Scientific Officer, Agricultural Biotechnology Program Leader and Chief Informatics Officer cease to have a relationship with us within six months of each other. Our mechanism of action collaborative agreement with Bristol-Myers Squibb expires in September 2002. Our cancer collaborative agreement with Bristol-Myers Squibb expires in July 2004. Our collaborative agreement with Dow AgroSciences is scheduled to expire in July 2003, after which Dow AgroSciences has the option to renew on an annual basis. Our collaborative research arrangement with Aventis is scheduled to expire in June 2004. The Aventis arrangement is conducted through a limited liability company, Agrinomics, which is owned equally by Aventis and Exelixis. Aventis may surrender its interest in Agrinomics and terminate the related research collaboration prior to the scheduled expiration upon the payment of the subsequent year's funding commitment. Bayer has an agreement to acquire Aventis, and we have not been advised of the status of the existing Agrinomics following completion of the acquisition.

If these existing agreements are not renewed or if we are unable to enter into new collaborative agreements on commercially acceptable terms, our revenues and product development efforts may be adversely affected. For example, our agreement with Pharmacia terminated by mutual agreement in February 2002, eliminating the opportunity for us to earn approximately $9.0 million in research revenue in each of the next two years. Although we expect to enter into other collaborations that may offset this loss of revenue, we may not be able to enter into a new collaborative agreement on similar or superior financial terms than those under the Pharmacia arrangement.

CONFLICTS WITH OUR COLLABORATORS COULD JEOPARDIZE THE OUTCOME OF OUR COLLABORATIVE AGREEMENTS AND OUR ABILITY TO COMMERCIALIZE PRODUCTS.

We are conducting proprietary research programs in specific disease and agricultural product areas that are not covered by our collaborative agreements. Our pursuit of opportunities in agricultural and pharmaceutical markets could, however, result in conflicts with our collaborators in the event that any of our collaborators take the position that our internal activities overlap with those areas that are exclusive to our collaborative agreements, and we should be precluded from such internal activities. Moreover, disagreements with our collaborators could develop over rights to our intellectual property. In addition, our collaborative agreements may have provisions that give rise to disputes regarding the rights and obligations of the parties. Any conflict with our collaborators could lead to the termination of our collaborative agreements, delay collaborative activities, reduce our ability to renew agreements or obtain future collaboration agreements or result in litigation or arbitration and would negatively impact our relationship with existing collaborators.

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

WE ARE DEPLOYING UNPROVEN TECHNOLOGIES, AND WE MAY NOT BE ABLE TO DEVELOP COMMERCIALLY SUCCESSFUL PRODUCTS.

Our research and operations thus far have allowed us to identify a number of product targets for use by our collaborators as well as targets and small molecule compounds for our own internal development programs. We are not certain, however, of the commercial value of any of our current or future targets and molecules, and we may not be successful in expanding the scope of our research into new fields of pharmaceutical or agricultural research. Significant research and development, financial resources and personnel will be required to capitalize on our technology, develop commercially viable products and obtain regulatory approval for such products.

WE HAVE NO EXPERIENCE IN DEVELOPING, MANUFACTURING AND MARKETING PRODUCTS AND MAY BE UNABLE TO COMMERCIALIZE PROPRIETARY PRODUCTS.

Initially, we relied on our collaborators to develop and commercialize products based on our research and development efforts. We have limited or no experience in using the targets that we identify to develop our own proprietary products, or developing small molecule compounds against those targets. Our recent efforts in applying our drug development capabilities to our proprietary targets in cancer are subject to significant risk and uncertainty, particularly with respect to our ability to meet currently estimated timelines and goals for completing preclinical development efforts and filing an Investigational New Drug Application for compounds developed. In order for us to commercialize products, we would need to significantly enhance our capabilities with respect to product development, and establish manufacturing and marketing capabilities, either directly or through outsourcing or licensing arrangements. We may not be able to enter into such outsourcing or licensing agreements on commercially reasonable terms, or at all.

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

OUR COMPETITORS MAY DEVELOP PRODUCTS AND TECHNOLOGIES THAT MAKE OUR PRODUCTS AND TECHNOLOGIES OBSOLETE.

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

LITIGATION OR THIRD-PARTY CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT COULD REQUIRE US TO SPEND SUBSTANTIAL TIME AND MONEY AND ADVERSELY AFFECT OUR ABILITY TO DEVELOP AND COMMERCIALIZE PRODUCTS.

Our commercial success depends in part on our ability to avoid infringing patents and proprietary rights of third parties and not breaching any licenses that we have entered into with regard to our technologies. Other parties have filed, and in the future are likely to file, patent applications covering genes and gene fragments, techniques and methodologies relating to model systems and products and technologies that we have developed or intend to develop. If patents covering technologies required by our operations are issued to others, we may have to rely on licenses from third parties, which may not be available on commercially reasonable terms, or at all.

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

THE  LOSS  OF  KEY  PERSONNEL  OR THE INABILITY TO ATTRACT AND RETAIN ADDITIONAL
PERSONNEL  COULD  IMPAIR  OUR  ABILITY  TO  EXPAND  OUR  OPERATIONS.

We are highly dependent on the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. In addition, recruiting and retaining qualified scientific and clinical personnel to perform future research and development work will be critical to our success. We do not currently have sufficient executive management and technical personnel to fully execute our business plan. There is currently a shortage of skilled executives and employees with technical expertise, and this shortage is likely to continue. As a result, competition for skilled personnel is intense, and turnover rates are high. Although we believe we will be successful in attracting and retaining qualified personnel, competition for experienced scientists from numerous companies and academic and other research institutions may limit our ability to do so.

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

Our efforts to date have been primarily limited to identifying targets and developing small molecule compounds against those targets. Significant research and development efforts will be necessary before any of our products directed such targets can be commercialized. If regulatory approval is granted to any of our products, this approval may impose limitations on the uses for which a product may be marketed. Further, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review, and discovery of previously unknown problems with a product or manufacturer may result in restrictions and sanctions with respect to the product, manufacturer and relevant manufacturing facility, including withdrawal of the product from the market.

CLINICAL TRIALS ON OUR POTENTIAL PRODUCTS MAY FAIL TO DEMONSTRATE SAFETY AND EFFICACY, WHICH COULD PREVENT OR SIGNIFICANTLY DELAY REGULATORY APPROVAL.

Clinical trials are inherently risky and may reveal that our potential products are ineffective or have unacceptable toxicity or other side effects that may significantly limit the possibility of regulatory approval of the potential product. The regulatory review and approval process is extensive and uncertain and typically takes many years to complete. The FDA requires submission of extensive prelinical, clinical and manufacturing data for each indication for which approval is sought in order to assess the safety and efficacy of the potential product. In addition, the results of preliminary studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the preliminary studies.

In July 2001, we acquired a cancer compound, DEAE Rebeccamycin, currently in Phase II clinical studies. This compound was manufactured by Bristol-Myers Squibb, and clinical studies to date have been conducted by the National Cancer Institute, or NCI. We will have to conduct additional studies in order to meet FDA requirements for regulatory approval. We have no prior experience in conducting clinical studies, and, in conjunction with the NCI, we expect to undertake further clinical development of this compound under our own IND in order to obtain regulatory approval. We may not be able to rapidly or effectively assume responsibility for further development of this compound or assure that any specified timelines with respect to the initiation or completion of clinical studies may be achieved.

WE LACK THE CAPABILITY TO MANUFACTURE COMPOUNDS FOR CLINICAL TRIALS AND WILL RELY ON THIRD PARTIES TO MANUFACTURE OUR POTENTIAL PRODUCTS, AND WE MAY BE UNABLE TO OBTAIN REQUIRED MATERIAL IN A TIMELY MANNER OR AT A QUALITY LEVEL REQUIRED TO RECEIVE REGULATORY APPROVAL.

We currently do not have manufacturing capabilities or experience necessary to produce materials for clinical trials, including our Phase II clinical compound, DEAE Rebeccamycin. We intend to rely on collaborators and third-party contractors to produce materials necessary for preclinical and clinical studies. We will rely on selected manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the FDA's current Good Manufacturing Practices, or GMP. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements. If we are unable to contract for production of sufficient quantity and quality of materials on acceptable terms, our planned clinical trials may be delayed. Delays in preclinical or clinical studies could delay the filing of our INDs and the initiation of clinical trials that we have currently planned.

SOCIAL  ISSUES  MAY  LIMIT  THE  PUBLIC  ACCEPTANCE  OF  GENETICALLY  ENGINEERED
PRODUCTS,  WHICH  COULD  REDUCE  DEMAND  FOR  OUR  PRODUCTS.

Although our technology is not dependent on genetic engineering, genetic engineering plays a prominent role in our approach to product development. For example, research efforts focusing on plant traits may involve either selective breeding or modification of existing genes in the plant under study. Public attitudes may be influenced by claims that genetically engineered products are unsafe for consumption or pose a danger to the environment. Such claims may prevent our genetically engineered products from gaining public acceptance. The commercial success of our future products will depend, in part, on public acceptance of the use of genetically engineered products, including drugs and plant and animal products.

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

Our research and development processes involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our insurance coverage and our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.

In addition, our collaborators may use hazardous materials in connection with our collaborative efforts. To our knowledge, their work is performed in accordance with applicable biosafety regulations. In the event of a lawsuit or investigation, however, we could be held responsible for any injury caused to persons or property by exposure to, or release of, these hazardous materials used by these parties. Further, we may be required to indemnify our collaborators against all damages and other liabilities arising out of our development activities or products produced in connection with these collaborations.

WE EXPECT THAT OUR QUARTERLY RESULTS OF OPERATIONS WILL FLUCTUATE, AND THIS FLUCTUATION COULD CAUSE OUR STOCK PRICE TO DECLINE, CAUSING INVESTOR LOSSES.

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results and stock price to volatility, including:

     -    recognition  of  upfront  licensing  or  other  fees;
     -    payments of non-refundable upfront or licensing fees to third parties;
     -    acceptance  of  our  technologies  and  platforms;
     - the success rate of our discovery efforts leading to milestones and royalties;
     -    the  introduction  of new technologies or products by our competitors;
     - the timing and willingness of collaborators to commercialize our products;
     -    our  ability  to  enter  into  new  collaborative  relationships;
     -    the  termination  or  non-renewal  of  existing  collaborations;
     - the timing and amount of expenses incurred for clinical development and manufacturing of our products; and
     - general and industry-specific economic conditions that may affect our collaborators' research and development expenditures.

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

OUR  STOCK  PRICE  MAY  BE  EXTREMELY  VOLATILE.

We believe the trading price of our common stock will remain highly volatile and may fluctuate substantially due to factors such as the following:

     -    the announcement of new products or services by us or our competitors;
     - the failure of new products in clinical trials by us or our competitors;
     -    quarterly variations in our or our competitors' results of operations;
     -    failure to achieve operating results projected by securities analysts;
     - changes in earnings estimates or recommendations by securities analysts;
     -    developments  in  the  biotechnology  industry;
     -    acquisitions  of  other  companies  or  technologies;  and
     - general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

WE  ARE  EXPOSED  TO  RISKS  ASSOCIATED  WITH  ACQUISITIONS.

We have made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including, but not limited to:

     - difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired companies;
     -    diversion  of  management's  attention from other operational matters;
     -    the  potential  loss  of  key  employees  of  acquired  companies;
     -    the  potential  loss  of  key collaborators of the acquired companies;
     - lack of synergy, or the inability to realize expected synergies, resulting from the acquisition;
     - the existence or development of litigation against the company acquired; and
     - acquired intangible assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired company's assets.

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

OUR HEADQUARTERS FACILITIES ARE LOCATED NEAR KNOWN EARTHQUAKE FAULT ZONES, AND THE OCCURRENCE OF AN EARTHQUAKE OR OTHER CATASTROPHIC DISASTER COULD CAUSE DAMAGE TO OUR FACILITIES AND EQUIPMENT, WHICH COULD REQUIRE US TO CEASE OR CURTAIL OPERATIONS.

Given our headquarters location in South San Francisco, our facilities are vulnerable to damage from earthquakes. We are also vulnerable worldwide to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities could cause significant delays in our programs and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

FUTURE  SALES  OF  OUR  COMMON  STOCK  MAY  DEPRESS  OUR  STOCK  PRICE.

If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deemed appropriate. For example, following an acquisition, a significant number of shares of our common stock held by new stockholders became freely tradable following the acquisition. Similarly, shares of common stock held by existing stockholders prior to the public offering became freely tradable in 2000, subject in some instances to the volume and other limitations of Rule 144. Sales of these shares and other shares of common stock held by existing stockholders could cause the market price of our common stock to decline.

SOME OF OUR EXISTING STOCKHOLDERS CAN EXERT CONTROL OVER US, AND THEIR INTERESTS COULD CONFLICT WITH THE BEST INTERESTS OF OUR OTHER STOCKHOLDERS.

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

We currently have commitments to lease an aggregate of 226,000 square feet of office and laboratory facilities in South San Francisco, California in three buildings. The first building lease, for 33,000 square feet, expires on July 31, 2005. The second building lease is for two buildings, one for 70,000 square feet and the other for 50,000 square feet, and the lease expires in 2017. Under this second building lease, we have two five-year options to extend the term prior to expiration. During the first quarter of 2002, we subleased two additional facilities in South San Francisco for continued expansion. Both leases start in March of 2002. The first facility is 8,000 square feet and is a two-year lease with a renewable option. The other facility is 4,000 square feet and is a one-year lease.

We lease approximately 17,000 square feet of office and laboratory space in Portland, Oregon and own a 15-acre farm in Woodburn, Oregon. Greenhouse capacity at the farm currently totals 50,000 square feet. The lease in Portland expires on February 28, 2003, and there is an option to renew for an additional five years.

We lease approximately 2,200 square feet of office and laboratory space in Cologne, Germany and an additional 1,300 square feet of laboratory space in T bingen, Germany. These leases expire at dates ranging between April 30, 2003 to October 31, 2004. There is an option to renew all leases for a period ranging from three to five years.

We lease approximately 41,700 square feet of office and research and development space in Boulder, Colorado, of which 24,000 is sublet for the remaining term of the lease. This lease expires in July 2005, and there are two options to renew for additional five year terms. We are currently attempting to sublease these facilities.

We sublease approximately 2,200 square feet of office space in Sacramento, California. The lease is scheduled to expire in March 2004. We currently expect to sublease these facilities.

ITEM  3.  LEGAL  PROCEEDINGS

Through our acquisition of Genomica, we are a party to a claim brought on December 5, 2001 by Rudoph Liedtke, on behalf of himself and all others similarly situated, against Genomica and eight of its now-former directors in Colorado state court. In the action captioned Liedtke v. Genomica Corporation, et al., 01-CV-1822 (District Court, Division 3, Boulder County, Colorado), Mr. Liedtke alleges that the individual defendants breached their fiduciary duties to Genomica stockholders by voting in favor of the Agreement and Plan of Merger and Reorganization with our wholly-owned subsidiary. Mr. Liedtke's complaint sets forth a single cause of action for breach of fiduciary duty and purports to seek an injunction prohibiting the consummation of the merger with Exelixis completed on January 8, 2002. We filed a motion to dismiss the complaint. The current calendar set by the court anticipates a ruling in the spring of 2002.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the Nasdaq National Market under the symbol "EXEL" since April 11, 2000. The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock as reported by the Nasdaq National Market:



                                                      Common Stock Price
                                                    ---------------------
                                                     High          Low
                                                    -------      --------
Quarter ended December 31, 2001 . . . . . . . . . . $17.47        $10.60
Quarter ended September 30, 2001. . . . . . . . . . $19.28        $ 9.61
Quarter ended June 30, 2001 . . . . . . . . . . . . $19.00        $ 7.25
Quarter ended March 31, 2001. . . . . . . . . . . . $16.25        $ 6.00
Quarter ended December 31, 2000 . . . . . . . . . . $32.94        $11.56
Quarter ended September 30, 2000. . . . . . . . . . $49.25        $31.38
Quarter ended June 30, 2000 (from April 11, 2000) . $33.94        $14.00

On March 18, 2002, the last reported sale price on the Nasdaq National Market for our common stock was $12.90 per share.

Holders

As of March 18, 2002, there were approximately 1,012 stockholders of record of Exelixis common stock.

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

From the time of receipt through December 31, 2001, the proceeds from the offering were used for research and development activities, capital expenditures, working capital, merger and acquisition expenses and other general corporate purposes. In the future, we intend to use the remaining net proceeds in a similar manner. As of December 31, 2001, $74.3 million of the proceeds remained available and were primarily invested in short-term marketable securities.

ITEM  6.  SELECTED  CONSOLIDATED  FINANCIAL  DATA

The following selected consolidated historical information has been derived from the audited consolidated financial statements of Exelixis. The financial information as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 are derived from audited consolidated financial statements and are included elsewhere in this Annual Report on Form 10-K. The following Selected Consolidated Financial Data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Consolidated Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.


                                                                   Year Ended December 31,
                                                  -------------------------------------------------------
                                                     2001        2000       1999       1998       1997
                                                  ----------  ----------  ---------  ---------  ---------
                                                             (In thousands, except per share data)
Statement of Operations Data:
Contract and government grants . . . . . . . . .  $  33,518   $  20,983   $  9,464   $  2,133   $      -
License. . . . . . . . . . . . . . . . . . . . .      7,488       3,776      1,046        139          -
                                                  ----------  ----------  ---------  ---------  ---------
     Total revenues. . . . . . . . . . . . . . .     41,006      24,759     10,510      2,272          -
                                                  ----------  ----------  ---------  ---------  ---------

Operating expenses:
  Research and development.. . . . . . . . . . .     82,700      51,685     21,653     12,096      8,223
  Selling, general and administrative. . . . . .     19,166      15,678      7,624      5,472      3,743
  Acquired in-process research and development..      6,673      38,117          -          -          -
  Impairment of goodwill.. . . . . . . . . . . .      2,689           -          -          -          -
  Amortization of intangibles. . . . . . . . . .      5,092         260          -          -          -
                                                  ----------  ----------  ---------  ---------  ---------
     Total operating expenses. . . . . . . . . .    116,320     105,740     29,277     17,568     11,966
                                                  ----------  ----------  ---------  ---------  ---------

Loss from operations.. . . . . . . . . . . . . .    (75,314)    (80,981)   (18,767)   (15,296)   (11,966)

Interest and other income (expense), net . . . .      4,128       5,569         46        (50)       470

Equity in net loss of affliated company. . . . .          -           -          -       (320)         -
Minority interest in subsidiary net loss . . . .          -         101          -          -          -
                                                  ----------  ----------  ---------  ---------  ---------

Net loss.. . . . . . . . . . . . . . . . . . . .  $ (71,186)  $ (75,311)  $(18,721)  $(15,666)  $(11,496)
                                                  ==========  ==========  =========  =========  =========

Basic and diluted net loss per share . . . . . .  $   (1.53)  $   (2.43)  $  (4.60)  $  (7.88)  $  (9.97)
                                                  ==========  ==========  =========  =========  =========
Shares used in computing basic and
  diluted net loss per share . . . . . . . . . .     46,485      31,031      4,068      1,988      1,154
                                                  ==========  ==========  =========  =========  =========

                                                                       December 31,
                                                  -------------------------------------------------------
                                                       2001        2000       1999       1998       1997
                                                  ----------  ----------  ---------  ---------  ---------
                                                                         (In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term
  investments. . . . . . . . . . . . . . . . . .  $ 227,700   $ 112,552   $  6,904   $  2,058   $  9,715
Working capital (deficit). . . . . . . . . . . .    194,242      96,019       (672)       182      7,619
Total assets . . . . . . . . . . . . . . . . . .    346,614     204,914     18,901      8,981     15,349
Long-term obligations, less
  current portion. . . . . . . . . . . . . . . .     48,667       7,976     11,132      2,566      1,759
Deferred stock compensation, net.. . . . . . . .     (4,137)    (10,174)   (14,167)    (1,803)      (102)
Accumulated deficit. . . . . . . . . . . . . . .   (201,224)   (130,038)   (54,727)   (36,006)   (20,340)
Total stockholders' equity (deficit).. . . . . .    237,220     162,734    (49,605)   (35,065)   (20,364)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Overview

We believe that we are a leader in the discovery and validation of high-quality novel targets for several major human diseases, and a leader in the discovery of potential new drug therapies, specifically for cancer and other proliferative diseases. Our primary mission is to develop proprietary human therapeutics by leveraging our integrated discovery platform to increase the speed, efficiency and quality of pharmaceutical product discovery and development.

Through our expertise in comparative genomics and model system genetics, we are able to find new drug targets that we believe would be difficult or impossible to uncover using other experimental approaches. Our research is designed to identify novel genes and proteins expressed by those genes that, when changed, either decrease or increase the activity in a specific disease pathway in a therapeutically relevant manner. These genes and proteins represent either potential product targets or drugs that may treat disease or prevent disease initiation or progression.

Our most advanced proprietary pharmaceutical program focuses on drug discovery and development of small molecules in cancer. Specifically, the remarkable evolutionary conservation of the biochemical pathways strongly supports the use of simple model systems, such as fruit flies, nematode worms, zebrafish and mice, to identify key components of critical cancer pathways that can then be targeted for drug discovery. We expect to develop new cancer drugs by exploiting the underlying "genetic liabilities" of tumor cells to provide specificity in targeting these cells for destruction, while leaving normal cells unharmed. We have discovered and are further developing a number of small molecule drug targets in addition to monoclonal antibody drug targets. Molecules directed against these targets may selectively kill cancer cells while leaving normal cells unharmed, and may provide alternatives to current cancer therapies.

We believe that our proprietary technologies are also valuable to other industries whose products can be enhanced by an understanding of DNA or proteins, including the agrochemical, agricultural and diagnostic industries. Many of these industries have shorter product development cycles and lower risk than the pharmaceutical industry, while at the same time generating significant sales with attractive profit margins. By partnering with companies in multiple industries, we believe that we are able to diversify our business risk, while at the same time maximizing our future revenue stream opportunities.

Our strategy is to establish collaborations with major pharmaceutical, biotechnology and agrochemical companies based on the strength of our technologies and biological expertise as well as to support additional development of our proprietary products. Through these collaborations, we obtain license fees and research funding, together with the opportunity to receive milestone payments and royalties from research results and subsequent product development. In addition, many of our collaborations have been structured strategically to provide us access to technology to advance our internal programs, saving both time and money, while at the same time retaining rights to use the same information in different industries. Our collaborations with leading companies in the agrochemical industries allow us to continue to expand our internal development capabilities while providing our partners with novel targets and assays. Since we believe that agrochemical products have reduced development time and lower risk, we expect to be able to maximize our potential future revenue stream through partnering in multiple industries. We have active commercial collaborations with several leading pharmaceutical, biotechnology and agrochemical companies: Aventis CropScience LLC, Bayer Corporation, Bristol-Myers Squibb Company (two collaborations), Cytokinetics, Inc., Dow AgroSciences LLC, Elan Pharmaceuticals, Inc., Protein Design Labs, Inc., Scios Inc. and Schering-Plough Research Institute, Inc.

In addition to our commercial collaborations, we have relationships with other biotechnology companies, academic institutions and universities that provide us access to specific technology or intellectual property for the enhancement of our business. These include collaborations with leading biotechnology product developers and solutions providers, among them Affymetrix Inc., Genemachines, AVI BioPharma, Inc, Silicon Genetics, Galapagos NV, Genomics Collaborative Inc. and Accelrys, Inc.

We have also used acquisitions to strategically position and advance our leadership as a genomics-based drug discovery company. In May 2001, we acquired Artemis Pharmaceuticals GmbH, a privately held genetics and functional genomics company, in a stock-for-stock transaction valued at approximately $24.2 million. Located in Cologne and Tubingen, Germany, Artemis is focused on the use of vertebrate model genetic systems such as mice and zebrafish as tools for target identification and validation. We co-founded Artemis in 1998 to expand our access to vertebrate model system technologies. The two companies have worked closely together since that time, and the acquisition creates a single, worldwide drug discovery company with a broad array of biological systems and other tools for rapid target identification and validation. This acquisition is a continuation of our strategy to optimize all aspects of the drug discovery process from target identification to clinical development.

In December 2001, we acquired Genomica Corporation, a publicly-traded bioinformatics company, in a stock-for-stock transaction valued at $110.0 million. The transaction was structured as a tender offer for 100% of Genomica's outstanding common stock to be followed by a merger of Genomica with a wholly-owned subsidiary of Exelixis. The exchange offer was closed on December 28, 2001 and the subsequent merger completing the transaction occurred on January 8, 2002. We believe that Genomica's substantial cash and investments will significantly enhance our ability to move our drug discovery programs forward and their software may be a useful tool over the next several years that may be used to manage human data obtained during the clinical development of our compounds.

We have a history of operating losses resulting principally from costs associated with research and development activities, investment in core technologies and general and administrative functions. As a result of planned expenditures for future research and development activities, including manufacturing and clinical development expenses for compounds in clinical studies, we expect to incur additional operating losses for the foreseeable future.

Acquisition  of  Genomica  Corporation

On November 19, 2001, Exelixis and Genomica Corporation announced a definitive agreement whereby we would acquire Genomica in a stock-for-stock transaction valued at $110.0 million. The transaction was structured as an offer for 100% of Genomica's outstanding common stock to be followed by a merger of Genomica with a wholly-owned subsidiary of Exelixis. The offer commenced on November 29, 2001 and closed on December 28, 2001. On December 28, 2001, we accepted for payment 22,911,969 shares of Genomica common stock, or 93.94% of the total number of outstanding shares of common stock of Genomica. On January 8, 2002, the acquisition of Genomica was completed. Upon the effectiveness of the merger, Genomica became our wholly-owned subsidiary. The transaction, which was accounted for under the purchase method of accounting, was effected through the exchange of 0.28309 of a share of our common stock for each outstanding share of Genomica common stock. A total of approximately 6.9 million shares of our common stock were issued for all of the outstanding shares of Genomica common stock.

The purchase price for Genomica, which for financial accounting purposes was valued at $110.0 million, was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by management based on an independent valuation. As a result of this transaction, we recorded net tangible assets of $106.2 million, developed technology of $0.4 million, which will be amortized over two years, and goodwill of $3.4 million. At the same time, we recorded a goodwill impairment charge of $2.7 million, which was expensed in the current year to operations. The impairment was calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") by estimating the present value of future cash flows for the ongoing Genomica licensing business using a risk adjusted discount rate. The impaired goodwill represents excess purchase price which we view as economically equivalent to financing costs for the acquired cash and investments. We plan to use the cash and investments acquired to fund our research and development programs. We also gained access to complementary technology that may be useful in supporting our clinical development efforts.

Under SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), we will apply the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Accordingly, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142.

Acquisition  of  Artemis  Pharmaceuticals

In May 2001, we acquired a majority of the outstanding capital stock of Artemis Pharmaceuticals GmbH, a privately held genetics and functional genomics company organized under the laws of Germany. The transaction, which was accounted for under the purchase method of accounting, was effected through the exchange of shares of our common stock for Deutschmark 1.00 of nominal value of Artemis capital stock, using an exchange ratio of 4.064 to one. Approximately 1.6 million shares of our common stock were issued in exchange for 78% of the outstanding capital stock of Artemis held by Artemis stockholders. In addition, we received a call option (the "Call Option") from, and issued a put option (the "Put Option") to, certain stockholders of Artemis (the "Option Holders") for the issuance of approximately 480,000 shares of our common stock in exchange for the remaining 22% of the outstanding capital stock of Artemis held by the Option Holders. We may exercise the Call Option at any time from May 14, 2001 through January 31, 2002, and the Option Holders may exercise their rights under the Put Option at any time from April 1, 2002 through May 15, 2002. We exercised the Call Option on 131,674 and 329,591 shares in December 2001 and January 2002, respectively, which resulted in an increase to goodwill of approximately $1.9 and $4.2 million, respectively. In addition, we issued fully vested rights to purchase approximately 187,000 additional shares of our common stock to Artemis employees in exchange for such employees' vested options formerly representing the right to purchase shares of Artemis capital stock pursuant to the Artemis Employee Phantom Stock Option Program. Artemis provides us with technologies related to the following two species: zebrafish and mice. These technologies will be used in our research and development efforts.

The purchase price for Artemis, which for financial accounting purposes was valued at $24.2 million, was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by management based upon an independent valuation. As a result of this transaction, we recorded expense associated with the purchase of in-process research and development of $6.7 million, net tangible assets of $2.8 million and intangible assets (including goodwill) of $14.7 million, the majority of which was being amortized over 15 years until December 31, 2001. Under SFAS 142, we will apply the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Accordingly, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142.

Acquisition of Exelixis  Plant  Sciences  (formerly  Agritope)

In December 2000, we completed our acquisition of Agritope, Inc. As a result of the acquisition, Agritope became our wholly-owned subsidiary, and we subsequently changed its name to Exelixis Plant Sciences, Inc. The transaction, which was accounted for under the purchase method of accounting, was effected through the exchange of 0.35 of a share of our common stock for each outstanding share of Agritope capital stock. Approximately 1.7 million shares of our common stock were issued in connection with the transaction. In addition, unexpired and unexercised options and warrants to purchase shares of Agritope capital stock were assumed by us pursuant to the transaction and converted into fully vested options and warrants to purchase approximately 880,000 shares of our common stock.

The purchase price for Agritope, which for financial accounting purposes was valued at $93.5 million, was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by an independent valuation. As a result of this transaction, we recorded expense associated with the purchase of in-process research and development of $38.1 million, net tangible liabilities of $3.6 million, and intangible assets (including goodwill) of $51.8 million, the majority of which was being amortized over 15 years until December 31, 2001. Under SFAS 142, we will apply the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Accordingly, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142.

Through our subsidiary, we develop improved plant products and traits and provide technology for the agricultural industry. We acquired Vinifera, Inc. ("Vinifera") in connection with the purchase of Agritope (parent company of Vinifera). Vinifera was organized as a majority-owned subsidiary and was engaged in the grape vine propagation business. Because this business did not fit our strategic objectives, at the date of the acquisition of Agritope, we committed to a plan to sell the Vinifera operations. On March 31, 2001, we reduced our ownership interest in Vinifera from 57% to 19% by selling 3.0 million shares of Vinifera common stock back to Vinifera in consideration for $2.1 million in interest bearing promissory notes. As a result of the sale of Vinifera common stock back to Vinifera, we deconsolidated Vinifera, excluded our share of Vinifera's operating losses for the first quarter of 2001 of $275,000, and recorded the following amounts as an adjustment to goodwill recorded in connection with the acquisition of Agritope: a write-down of the value of acquired developed technology attributable to Vinifera of $435,000, a gain on sale of Vinifera shares of $590,000 and a promissory note reserve of $1,700,000. The net adjustment was an increase to goodwill in the amount of $675,000. Beginning April 1, 2001, we accounted for our remaining investment in Vinifera using the cost method.

Due to risks associated with collection, as of December 31, 2001, we reserved for 100% of these promissory notes. Due to a significant decline in the operating performance of Vinifera, in December 2001, we wrote down our remaining cost-basis investment in Vinifera to zero. We were advised in March 2002 that Vinifera was in the process of being liquidated.

Acquisition of MetaXen  Assets

In July 1999, we acquired substantially all the assets of MetaXen, a biotechnology company focused on molecular genetics. In addition to paying cash consideration of $0.9 million, we assumed a note payable relating to certain acquired assets with a principal balance of $1.1 million. We also assumed responsibility for a facility lease relating to the office and laboratory space occupied by MetaXen.

At the time of the acquisition, MetaXen had an existing research collaboration with Eli Lilly & Company. This agreement provided for sponsored research payments to be made to MetaXen. We completed the work under this arrangement in October 1999. Accordingly, we received and recognized revenues of approximately $0.2 million in fulfillment of that arrangement.

Critical  Accounting  Policies

We  believe  the  following  are  our  critical  accounting  policies:

  Revenue  Recognition

Most of our revenues are generated from complex research and licensing arrangements. These research and licensing arrangements may include up-front non-refundable payments. Although these up-front payments are generally non-refundable, under generally accepted accounting principles (GAAP) we defer the revenues under these arrangements and recognize the revenues on a straight-line basis over the relevant periods specified in the agreements, generally the research term. Our research and license arrangements may also include milestone payments. Although these milestone payments are generally non-refundable once the milestone is achieved, we recognize the milestone revenues on a straight-line basis over the contractual term of the arrangement. This typically results in a portion of the milestone being recognized at the date of the milestone is achieved, and the balance being recognized over the remaining term of the agreement. It is our understanding that there is diversity in practice on the recognition of milestone revenue. Other companies have adopted an alternative acceptable milestone revenue recognition policy whereby the full milestone fee is recognized upon completion of the milestone. If we had adopted such a policy, our revenues recorded to date would have increased and our deferred revenues would have decreased by an immaterial amount compared to total revenue recognized. Revenues from chemistry collaborations are generally recognized upon the delivery of accepted compounds.

  Exit  Costs

Prior to the December 28, 2001 acquisition date for Genomica, we began to formulate an exit plan for Genomica to improve the operating efficiency of the combined company. This plan was based upon a restructuring plan Genomica implemented in October 2001 and called for the reduction of substantially all of Genomica's workforce and the abandonment of leased facilities in Boulder, Colorado and Sacramento, California. These activities are expected to be completed during the first half of 2002. Certain key terminated individuals were retained as consultants by us to assist in further licensing and development of Genomica's technology to third parties. As of December 31, 2001, we have recorded significant reserves pertaining to employee separation costs and the settlement of contractual obligations, such as operating lease commitments, resulting from these actions. The actual costs related to the exit activities may differ from the amounts recorded as of December 31, 2001. For example, we have reserved for our maximum obligations under Genomica's operating lease commitments. However, these operating lease commitments may be resolved in a more favorable manner, such as the possibility of successfully subleasing the abandoned space. Conversely, we may not be able to resolve other contractual obligations at the amounts we have provided as of December 31, 2001.

  Goodwill  and  Intangible  Impairment

As of December 31, 2001, our consolidated balance sheet includes approximately $69.5 million of goodwill and other intangible assets. Under generally accepted accounting principles, we will evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. We will also evaluate other intangible assets for impairment when impairment indicators are identified. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates include forecasted revenues, which are inherently difficult to predict. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Furthermore, our impairment evaluation of goodwill will require management to exercise judgment in the identification of our reporting units. The impairment test for goodwill will be performed at the reporting unit level, which may be one level below the operating segments disclosed in our current financial statements, depending upon whether certain criteria are met.

  Contingencies

We are subject to proceedings, lawsuits and other claims related to environmental, intellectual property, product, employment and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Results  of  Operations

Comparison  of  Fiscal  Years  Ended  December  31,  2001,  2000  and  1999

Total  Revenues

Total revenues were $41.0 million for the year ended December 31, 2001, compared to $24.8 million in 2000 and $10.5 million in 1999. The increase from 2000 to 2001 resulted principally from license and contract revenues earned from the signing of new collaboration agreements with Protein Design Labs and Bristol-Myers Squibb, additional revenues under our existing collaborative agreements with Bayer, Bristol-Myers Squibb, Dow Agrosciences and Aventis and, to a lesser extent, accelerated revenue recognition related to the mutually agreed termination of our collaboration with Pharmacia which terminated in February 2002. In 2000, revenues increased from 1999 due to additional license and contract revenues earned from existing collaborations with Bayer, Pharmacia and Bristol-Myers Squibb as well as revenues from a new collaboration with Dow AgroSciences.

Research  and  Development  Expenses

Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs, supplies, licenses and depreciation of facilities and laboratory equipment. Research and development expenses were $82.7 million for the year ended December 31, 2001, compared to $51.7 million in 2000 and $21.7 million in 1999. The increase in 2001 over 2000 resulted primarily from the following costs:

- Increased Personnel - Staffing costs at December 31, 2001 increased by approximately 69% to approximately $32.0 million from December 31, 2000. The increase was to support new collaborative arrangements and Exelixis' internal proprietary research efforts, including increased expenses related to staff hired with the acquisition of Artemis in May 2001 and Agritope in December 2000. Salary, bonuses, related fringe benefits, recruiting and relocation costs are included in personnel costs. We expect these personnel costs to increase further as we continue to build our organization.

- Increased Lab Supplies - As a result of the increase in personnel and the significant expansion of drug discovery operations, lab supplies increased 85% to approximately $15.5 million during 2001.

- Increased Licenses and Consulting - To support new collaborative arrangements and further development of proprietary programs, license and consulting expenses increased 100% to approximately $5.6 million during 2001.

As part of our new collaboration with Bristol-Myers Squibb in July 2001, we received an exclusive worldwide license to develop and commercialize a selected analogue of the Bristol-Myers Squibb anticancer compound, DEAE Rebeccamycin. Phase I trials of DEAE Rebeccamycin have been completed and demonstrated an acceptable safety profile. In ongoing Phase II trials, being conducted by the National Cancer Institute, the compound has demonstrated activity against some tumor types. Planning for additional clinical studies is currently underway and should be finalized later in 2002. During 2001 we established a clinical research and development staff and we plan to grow this staff in future years. We currently do not have manufacturing capabilities or experience necessary to produce materials for clinical trials. We plan to rely on collaborators and third-party contractors to produce materials for clinical trials. We expect clinical costs will increase in the future as we enter clinical trials for new product candidates and additional trials for DEAE Rebeccamycin. We currently do not have estimates of total costs to reach the market by a particular drug candidate or in total. Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize products. In addition, clinical trials on our potential products may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.

The increases in research and development expenses from 2000 and 1999 were due primarily to increased staffing and other personnel-related costs and non-cash stock compensation expense (as described below). These expenses were incurred to support new collaborative arrangements and proprietary programs.

We expect to continue to devote substantial resources to research and development, and it expects that research and development expenses will continue to increase in absolute dollar amounts in the future as we continue to advance drug discovery and development programs, including clinical development.

General  and  Administrative  Expenses

General and administrative expenses consist primarily of staffing costs to support our research activities, facilities costs and professional expenses, such as legal fees. General and administrative expenses were $19.2 million for the year ended December 31, 2001, compared to $15.7 million in 2000 and $7.6 million in 1999. The increase in 2001 over 2000 was primarily due to increased staffing in support of our expanded research and development activities, partially offset by a decrease in non-cash stock compensation expense of $2.2 million (as described below). The increase in general and administrative expenses in 2000 compared to 1999 related primarily to increased recruiting expenses, non-cash stock compensation expense (as described below) and rent for facilities and expenses associated with moving into our corporate headquarters in South San Francisco.

Stock  Compensation  Expense

Deferred stock compensation for options granted to our employees is the difference between the fair value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. Deferred stock compensation for options granted to consultants has been determined based upon estimated fair value, using the Black-Scholes option valuation model. As of December 31, 2001, we have approximately $4.1 million of remaining deferred stock compensation, related to stock options granted to consultants and employees. In connection with the grant of stock options to employees and consultants, We recorded no deferred stock compensation in the year ended December 31, 2001, compared to $10.0 million in 2000 and $15.9 million in 1999. These amounts were recorded as a component of stockholders' equity (deficit) and are being amortized as stock compensation expense over the vesting periods of the options, which is generally four years. We recognized stock compensation expense of $7.4 million for the year ended December 31, 2001, compared to $14.0 million in 2000 and $3.5 million in 1999. The decrease in stock compensation expense in 2001 compared to 2000 primarily results from the accelerated amortization method used for accounting purposes. The increase in stock compensation expense in 2000 compared to 1999 was due the increase in deferred stock charges at the time of our initial public offering.

During April 2001, we granted approximately 545,000 supplemental stock options ("Supplemental Options") under the 2000 Equity Incentive Plan to certain employees (excluding officers and directors) who had stock options with exercise prices greater than $16.00 per share under the 2000 Equity Incentive Plan. The number of Supplemental Options granted was equal to 50% of the corresponding original grant held by each employee. The Supplemental Options have an exercise price of $16.00, vest monthly over a two-year period beginning April 1, 2001, and have a 27-month term. The vesting on the corresponding original stock options was suspended and will resume in April 2003 following the completion of vesting of the Supplemental Options. This new grant constitutes a synthetic repricing as defined in FASB Interpretation Number 44, "Accounting for Certain Transactions Involving Stock Compensation" and will result in certain options being reported using the variable plan method of accounting for stock compensation expense until they are exercised, forfeited or expire. For the year ended December 31, 2001, compensation expense recorded for the Supplemental Options was $246,000.

Acquired  In-Process  Research  and  Development

The valuation of the purchased in-process research and development related to the Artemis acquisition of $6.7 million was determined by management based upon the results of an independent valuation using the income approach for each of the three significant in-process projects. The in-process projects relate primarily to the development of technologies that use vertebrate genetic model organisms, zebra-fish and mice, to identify and functionally validate novel genes in vivo. These genes can be used as novel screening targets or as the basis for secreted proteins in clinically and commercially relevant diseases. The in-process projects are expected to be completed in December of 2002. The income approach estimates the value of each acquired project in-process based on its expected future cash flows. The valuation analysis considered the contribution of the core technology as well as the percent complete of each in-process research and development project. The expected present value of the cash flows associated with the in-process research and development projects was computed using a risk adjusted rate of return of 30%, which is considered commensurate with the overall risk and percent complete of the in-process projects. The purchased in-process technology was not considered to have reached technological feasibility, and it has no alternative future use, accordingly, it was recorded as a component of operating expenses.

In connection with the Agritope purchase in fiscal year 2000, we recorded expense of $38.1 million relating to acquired in-process research and development. The valuation of the purchased in-process research and development was based upon the results of an independent valuation using the income approach for each of the ten projects in-process. The in-process projects relate primarily to the development of disease and insect resistant fruits and vegetables and are expected to be completed over approximately the next three and one-half years. The income approach estimates the value of each acquired project in-process based on its expected future cash flows. The valuation analysis considered the contribution of the core technology as well as the percent complete of each in-process research and development project. The expected present value of the cash flows associated with the in-process research and development projects was computed using a risk adjusted rate of return of 35% which is considered commensurate with the overall risk and percent complete of the in-process projects. The purchased technology was not considered to have reached technological feasibility, and it has no alternative future use, accordingly, it was recorded as a component operating expense.

Amortization  of  Goodwill  and  Other  Intangibles

Goodwill and intangibles result from our acquisitions of Genomica, Artemis and Agritope. Amortization of goodwill and intangibles was $5.1 million for the year ended December 31, 2001, compared to $260,000 in 2000 and zero in 1999. The increase in 2001 was the result of amortization of goodwill and intangibles from the Agritope acquisition for 12 months compared to only one month in 2000 as well as the amortization of goodwill and intangibles from the acquisition of Artemis.

Under SFAS 142, we will apply the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Accordingly, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142.

Interest  Income  (Expense),  Net

Net interest income was $4.1 million for the year ended December 31, 2001, compared to $5.6 million of net income in 2000 and $46,000 of net income in 1999. Interest income (expense), net consists of interest earned on cash, cash equivalents and short-term investments, reduced by interest expense incurred on notes payable and capital lease obligations. The decrease in 2001 from 2000 was primarily attributable to an increase in interest expense related to notes payables and capital leases. The increase in 2000 from 1999 primarily relates to interest income earned on the proceeds from our initial public offering.

Minority  Interest  and  Equity  in  Net  Loss  of  Affiliated  Company

On March 31, 2001, we reduced our ownership interest in Vinifera, Inc. to 19%. Beginning April 1, 2001, we accounted for our remaining investment in Vinifera using the cost method. Due to a significant decline in the operating performance of Vinifera, in December 2001, we wrote down our investment in Vinifera to zero.

For 2000, minority interest in subsidiary net loss represents the minority shareholders' portion of Vinifera's operating loss. Net loss reported by us, which is attributable to the minority shareholders, was approximately $100,000 in 2000. Since we owned in excess of 50% of Vinifera, we consolidated
Vinifera's operating results; a portion of which was then allocated to the minority shareholders as minority interest in proportion to their ownership interest, partially offsetting our operating loss.

Income  Taxes

We have incurred net operating losses since inception and, consequently, have not recorded any federal or state income taxes.

As of December 31, 2001, we had federal and California net operating loss carryforwards of approximately $99.0 million and $50.0 million, respectively. We had federal research and development credit carryforwards of approximately $3.0 million in each jurisdiction. If not utilized, the net operating loss and credit carryforwards expire at various dates beginning in 2005. Under the Internal Revenue Code, as amended, and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. Annual limitations may result in the expiration of net operating loss and credit carry forwards before they are used.

Liquidity  and  Capital  Resources

Since inception, we have financed our operations primarily through private placements of preferred stock, loans, equipment lease financings and other loan facilities and payments from collaborators. In addition, during the second quarter of 2000, we completed our initial public offering raising $124.5 million in net cash proceeds. In addition, in December 2001, we acquired Genomica, Inc., including $109.6 million in cash and investments. As of December 31, 2001, we had approximately $227.7 million in cash, cash equivalents and short-term investments.

Our operating activities used cash of $23.8 million for the year ended December 31, 2001, compared to $12.9 million in 2000 and $7.3 million in 1999. Cash used in operating activities during each year related primarily to funding net operating losses, partially offset by an increase in deferred revenue from collaborators and non-cash charges related to acquired in-process research and development, depreciation and amortization of deferred stock compensation.

Our investing activities provided cash of $5.4 million for the year ended December 31, 2001, compared to cash used of $96.4 million in 2000 and $6.5 million in 1999. The cash provided in 2001 consisted of cash resulting from the acquisitions of Artemis and Genomica, proceeds from maturities of short-term investments and sale of an investment before maturity, partially offset by purchases of property and equipment and purchases of short-term investments. The use of cash for 2000 consists primarily of purchases of short-term investments and property and equipment, partially offset by proceeds from maturities of short-term investments and proceeds from sale-leaseback of equipment. In 1999, investing activities consist primarily of purchases of property, equipment and short-term investments. We expect to continue to make significant investments in research and development and its administrative infrastructure, including the purchase of property and equipment to support its expanding operations.

Our financing activities provided cash of $34.4 million for the year ended December 31, 2001, compared to $123.5 million in 2000 and $17.1 million in 1999. The cash provided in 2001 consisted of $10.0 million proceeds from the issuance of common stock to Bristol-Myers Squibb as part of the collaboration agreement and $30.0 million from a convertible note with Protein Design Labs, partially offset by principal payments on capital leases and note payable. Cash provided from financing activities in 2000 and 1999 consisted primarily of proceeds from our initial public offering, sales of preferred stock, and amounts received under various financing arrangements.

We believe that our current cash and cash equivalents, short-term investments and funding to be received from collaborators, will be sufficient to satisfy our anticipated cash needs for at least the next two years. Changes in our operating plan as well as factors described in our "Risk Factors" elsewhere in this Annual Report on Form 10-K could require us to consume available resources much sooner than we expect. It is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. In July 2001, we filed a registration statement on Form S-3 to offer and sell up to $150.0 million of common stock. We have no current commitments to offer or sell securities with respect to shares that may be offered or sold pursuant to that filing. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm its business and operating results.

Commitments

We do not have any "special purpose" entities that are unconsolidated in our financial statements that are reasonably likely to materially affect liquidity or the availability of or requirements of cash. We are also not involved with non-exchange traded commodity contracts accounted for at fair value. We have no commercial commitments with related parties, except for employee loans. We have contractual obligations in the form of operating and capital leases, notes payable and licensing agreements. These are described in further detail in Notes 7 and 12 of Notes to Consolidated Financial Statements. The following chart details our contractual obligations (in thousands):

                                           Payments Due by Period (000's)
                                    --------------------------------------------
                                             Less than   1-3     4-5     After 5
Contractual Obligations              Total    1 year    years    years    years
----------------------------------  --------  -------  -------  -------  -------
Capital lease obligations. . . . .  $ 18,804  $ 6,625  $10,866  $ 1,313  $     -
Operating leases . . . . . . . . .    81,158    7,102   12,549   10,325   51,182
Convertible promissory notes . . .    30,000        -        -   30,000        -
Notes payable. . . . . . . . . . .     1,852    1,200      652        -        -
Licensing agreements . . . . . . .     6,672    1,454    2,357    1,907      954
                                    --------  -------  -------  -------  -------
Total contractual cash obligations  $138,486  $16,381  $26,424  $43,545  $52,136
                                    ========  =======  =======  =======  =======

We had outstanding loans aggregating $937,000 and $494,000 to certain officers and employees at December 31, 2001 and 2000, respectively. The notes are general recourse or collateralized by certain real property assets, bear interest at rates ranging from 4.82% to 9.50% and have maturities through 2005. The principal plus accrued interest will be forgiven at various rates over three to four years from the employees' date of employment with us. If an employee leaves us, all unpaid and unforgiven principal and interest will be due and payable within 60 days.

As of December 31, 2001, we had outstanding loans aggregating $2.2 million to our stockholders. The loans were issued to enable certain employees to purchase stock pursuant to their employee stock options. The loans bear interest at rates ranging from 5.25% to 6.50% and mature at various times through February 2004.

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

In July 2001, the FASB issued SFAS 142, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. We will adopt SFAS 142 during the first quarter of fiscal 2002, and are in the process of evaluating the impact of implementation on our financial position and results of operations. Application of the non-amortization provisions of the Statement is expected to result in a decrease to net loss of approximately $4.7 million in 2002, as compared to the prior accounting requirements.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our investments are subject to interest rate risk, and our interest income may fluctuate due to changes in U.S. interest rates. By policy, we limit our investments to money market instruments, debt securities of U.S. government agencies and debt obligations of U.S. corporations. We manage market risk by our diversification requirements, which limit the amount of our portfolio that can be invested in a single issuer. We manage credit risk by limiting our purchases to high quality issuers. Through our money manager, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would cause an approximately $1.7 million and $366,000 decline in the fair value of our financial instruments at December 31, 2001 and 2000, respectively.

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

Due to our German operations, we have market risk exposure to adverse changes in foreign currency exchange rates. The revenues and expenses of our German subsidiaries were denominated in Deutschmark but changed to Eurodollars on January 1, 2002. At the end of each reporting period, the revenues and expenses of these subsidiaries are translated into U.S. dollars using the average currency rate in effect for the period, and assets and liabilities are translated into U.S. dollars using the exchange rate in effect at the end of the period. Fluctuations in exchange rates, therefore, impact our financial condition and results of operations as reported in U.S. dollars. To date, we have not experienced any significant negative impact as a result of fluctuations in foreign currency markets.

ITEM  8.  CONSOLIDATED  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                                 EXELIXIS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Page#
Report of Ernst & Young LLP, Independent Auditors . . . . . .   37
Report of PricewaterhouseCoopers LLP, Independent Auditors. .   38
Consolidated Balance Sheets . . . . . . . . . . . . . . . . .   39
Consolidated Statements of Operations . . . . . . . . . . . .   40
Consolidated Statements of Stockholders' Equity (Deficit) . .   41
Consolidated Statements of Cash Flows.. . . . . . . . . . . .   42
Notes to Consolidated Financial Statements. . . . . . . . . .   42

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To  the  Board  of  Directors  and  Stockholders  of  Exelixis,  Inc.

     We have audited the accompanying consolidated balance sheet of Exelixis, Inc. as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exelixis, Inc. at December 31, 2001 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                           /s/ Ernst & Young LLP

Palo  Alto,  California
February  1,  2002

          REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT ACCOUNTANTS

To  the  Board  of  Directors  and  Stockholders  of  Exelixis,  Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Exelixis, Inc. and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/  PricewaterhouseCoopers  LLP

San  Jose,  California
February  2,  2001


                                     EXELIXIS, INC.
                               CONSOLIDATED BALANCE SHEETS
                            (in thousands, except share data)

                                                                       December 31,
                                                                  ----------------------
                                                                     2001        2000
                                                                  ----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $  35,584   $  19,552
  Short-term investments . . . . . . . . . . . . . . . . . . . .    192,116      93,000
  Other receivables. . . . . . . . . . . . . . . . . . . . . . .      4,026       1,493
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .          -       3,612
  Other current assets . . . . . . . . . . . . . . . . . . . . .      2,873       1,987
                                                                  ----------  ----------
    Total current assets . . . . . . . . . . . . . . . . . . . .    234,599     119,644

Property and equipment, net. . . . . . . . . . . . . . . . . . .     36,500      23,480
Related party receivables. . . . . . . . . . . . . . . . . . . .        937         494
Goodwill and other intangibles, net. . . . . . . . . . . . . . .     69,483      58,674
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .      5,095       2,622
                                                                  ----------  ----------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $ 346,614   $ 204,914
                                                                  ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses. . . . . . . . . . . . .  $  10,837   $   3,720
  Accrued benefits . . . . . . . . . . . . . . . . . . . . . . .      5,000       1,990
  Obligation assumed to exit certain activities of Genomica. . .      2,919           -
  Accrued merger and acquisition costs . . . . . . . . . . . . .      2,217       4,340
  Line of credit . . . . . . . . . . . . . . . . . . . . . . . .          -       1,484
  Current portion of capital lease obligations . . . . . . . . .      5,947       3,826
  Current portion of notes payable . . . . . . . . . . . . . . .      1,200       1,664
  Advances from minority shareholders. . . . . . . . . . . . . .          -         868
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .     12,237       6,233
                                                                  ----------  ----------
    Total current liabilities. . . . . . . . . . . . . . . . . .     40,357      24,125

Capital lease obligations. . . . . . . . . . . . . . . . . . . .     11,144       6,341
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . .        652       1,635
Convertible promissory note. . . . . . . . . . . . . . . . . . .     30,000           -
Acquisition liability. . . . . . . . . . . . . . . . . . . . . .      6,871           -
Minority interest in consolidated subsidiary . . . . . . . . . .          -       1,044
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . .     20,370       9,035
                                                                  ----------  ----------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . .    109,394      42,180
                                                                  ----------  ----------
Commitments

Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 authorized
    and no shares issued . . . . . . . . . . . . . . . . . . . .          -           -
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    issued and outstanding: 56,150,142 and 46,732,305 shares
    at December 31, 2001 and 2000, respectively. . . . . . . . .         56          47
  Additional paid-in-capital . . . . . . . . . . . . . . . . . .    444,229     304,339
  Notes receivable from stockholders . . . . . . . . . . . . . .     (2,205)     (1,805)
  Deferred stock compensation, net . . . . . . . . . . . . . . .     (4,137)    (10,174)
  Accumulated other comprehensive income . . . . . . . . . . . .        501         365
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .   (201,224)   (130,038)
                                                                  ----------  ----------
    Total stockholders' equity . . . . . . . . . . . . . . . . .    237,220     162,734
                                                                  ----------  ----------

    Total liabilities and stockholders' equity . . . . . . . . .  $ 346,614   $ 204,914
                                                                  ==========  ==========

The  accompanying notes are an integral part of these consolidated financial statements.


                                     EXELIXIS, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except per share data)

                                                            Year Ended December 31,
                                                        -------------------------------

                                                          2001       2000       1999
                                                        ---------  ---------  ---------
Revenues:
  Contract and government grants . . . . . . . . . . .  $ 33,518   $ 20,983   $  9,464
  License. . . . . . . . . . . . . . . . . . . . . . .     7,488      3,776      1,046
                                                        ---------  ---------  ---------
    Total revenues . . . . . . . . . . . . . . . . . .    41,006     24,759     10,510
                                                        ---------  ---------  ---------

Operating expenses:
  Research and development (1) . . . . . . . . . . . .    82,700     51,685     21,653
  Selling, general and administrative (2). . . . . . .    19,166     15,678      7,624
  Acquired in-process research and development . . . .     6,673     38,117          -
  Impairment of goodwill . . . . . . . . . . . . . . .     2,689          -          -
  Amortization of intangibles. . . . . . . . . . . . .     5,092        260          -
                                                        ---------  ---------  ---------
    Total operating expenses . . . . . . . . . . . . .   116,320    105,740     29,277
                                                        ---------  ---------  ---------

Loss from operations . . . . . . . . . . . . . . . . .   (75,314)   (80,981)   (18,767)

Other income (expense):
  Interest income. . . . . . . . . . . . . . . . . . .     6,316      6,225        571
  Interest expense . . . . . . . . . . . . . . . . . .    (2,186)      (679)      (525)
  Other income(expense), net . . . . . . . . . . . . .        (2)        23          -
                                                        ---------  ---------  ---------
    Total other income (expense) . . . . . . . . . . .     4,128      5,569         46

Minority interest in consolidated subsidiary net loss.         -        101          -
                                                        ---------  ---------  ---------

Net loss . . . . . . . . . . . . . . . . . . . . . . .  $(71,186)  $(75,311)  $(18,721)
                                                        =========  =========  =========

Basic and diluted net loss per share . . . . . . . . .  $  (1.53)  $  (2.43)  $  (4.60)
                                                        =========  =========  =========
Shares used in computing basic and
  diluted net loss per share . . . . . . . . . . . . .    46,485     31,031      4,068
                                                        =========  =========  =========

(1) Includes stock compensation expense of $5,004, $9,433 and $2,241 in 2001, 2000 and 1999, respectively.

(2) Includes stock compensation expense of $2,360, $4,589 and $1,281 in 2001, 2000 and 1999, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

                                                     EXELIXIS, INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                                   Notes
                                                                            Class B               Additional     Receivable
                                             Common Stock                Common Stock               Paid-in        From
                                                Shares        Amount        Shares       Amount     Capital    Stockholders
                                             ------------  -------------  -----------  ----------  ---------  --------------
Balance at December 31, 1998 . . . . . . . . .  4,001,505  $           4     526,819   $       1   $  2,979   $        (240)
Exercise of stock options. . . . . . . . . . .  1,057,300              1           -           -        267               -
Issuance of stock purchase warrants. . . . . .          -              -           -           -        391               -
Deferred stock compensation. . . . . . . . . .          -              -           -           -     15,886               -
Amortization of deferred stock compensation. .          -              -           -           -          -               -
Conversion of Class B common
  stock into common stock. . . . . . . . . . .  1,200,000              1    (526,819)         (1)         -               -
Net loss and total comprehensive loss. . . . .          -              -           -           -          -               -
                                             ------------  -------------  -----------  ----------  ---------  --------------

Balance at December 31, 1999 . . . . . . . . .  6,258,805              6           -           -     19,523            (240)
Issuance of common stock under options,
  warrants and stock purchase plan, net
  of repurchases . . . . . . . . . . . . . . .  4,928,299              5           -           -      3,782          (1,862)
Repayment of notes from stockholders for
  the exercise of stock options. . . . . . . .          -              -           -           -          -             297
Issuance of common stock, net of
  offering costs . . . . . . . . . . . . . . . 10,465,000             10           -           -    124,514               -
Issuance of common stock for acquisition . . .  1,721,776              2           -           -     92,235               -
Conversion of preferred stock. . . . . . . . . 22,877,656             23           -           -     46,757               -
Conversion of promissory note. . . . . . . . .    480,769              1           -           -      7,499               -
Deferred stock compensation. . . . . . . . . .          -              -           -           -     10,029               -
Amortization of deferred stock compensation. .          -              -           -           -          -               -
Comprehensive loss:
  Net loss . . . . . . . . . . . . . . . . . .          -              -           -           -          -               -
  Unrealized gain on available
    for sale securities. . . . . . . . . . . .          -              -           -           -          -               -
  Comprehensive loss . . . . . . . . . . . . .          -              -           -           -          -               -
                                             ------------  -------------  -----------  ----------  ---------  --------------

Balance at December 31, 2000 . . . . . . . . . 46,732,305             47           -           -    304,339          (1,805)
Issuance of common stock under options,
  warrants and stock purchase plan, net
  of repurchases . . . . . . . . . . . . . . .    708,205              -           -           -      4,890               -
Repayment of notes from stockholders for
  the exercise of stock options. . . . . . . .          -              -           -           -          -             295
Notes receivable from stockholders . . . . . .          -              -           -           -          -            (695)
Issuance of common stock, BMS collaboration. .    600,600              1           -           -      9,999               -
Issuance of common stock for acquisition . . .  8,109,032              8           -           -    123,672               -
Variable compensation. . . . . . . . . . . . .          -              -           -           -      1,761               -
Deferred stock compensation related to
  terminated employees . . . . . . . . . . . .          -              -           -           -       (432)              -
Amortization of deferred stock compensation. .          -              -           -           -          -               -
Comprehensive loss:
  Net loss . . . . . . . . . . . . . . . . . .          -              -           -           -          -               -
  Change in unrealized gain on available
    for sale securities. . . . . . . . . . . .          -              -           -           -          -               -
  Cumulative translation adjustment. . . . . .          -              -           -           -          -               -
  Comprehensive loss . . . . . . . . . . . . .          -              -           -           -          -               -
                                             ------------  -------------  -----------  ----------  ---------  --------------
Balance at December 31, 2001                   56,150,142  $          56           -   $       -   $444,229   $      (2,205)
                                             ============  =============  ===========  ==========  =========  ==============


                                                                                Accumulated
                                                Deferred                            Other              Total
                                                  Stock         Accumulated    Comprehensive       Stockholders'
                                              Compensation        Deficit          Income         Equity (Deficit)
                                             ---------------  ---------------  -------------      -----------------
Balance at December 31, 1998 . . . . . . . . $       (1,803)  $      (36,006)  $     -            $        (35,065)
Exercise of stock options. . . . . . . . . .              -                -         -                         268
Issuance of stock purchase warrants. . . . .              -                -         -                         391
Deferred stock compensation. . . . . . . . .        (15,886)               -         -                           -
Amortization of deferred stock compensation.          3,522                -         -                       3,522
Conversion of Class B common
  stock into common stock. . . . . . . . . .              -                -         -                           -
Net loss and total comprehensive loss. . . .              -          (18,721)        -                     (18,721)
                                             ---------------  ---------------  ------------       -----------------

Balance at December 31, 1999 . . . . . . . .        (14,167)         (54,727)        -                     (49,605)
Issuance of common stock under options,
  warrants and stock purchase plan, net
  of repurchases . . . . . . . . . . . . . .              -                -         -                       1,925
Repayment of notes from stockholders for
  the exercise of stock options. . . . . . .              -                -         -                         297
Issuance of common stock, net of
  offering costs . . . . . . . . . . . . . .              -                -         -                     124,524
Issuance of common stock for acquisition . .              -                -         -                      92,237
Conversion of preferred stock. . . . . . . .              -                -         -                      46,780
Conversion of promissory note. . . . . . . .              -                -         -                       7,500
Deferred stock compensation. . . . . . . . .        (10,029)               -         -                           -
Amortization of deferred stock compensation.         14,022                -         -                      14,022
Comprehensive loss:
  Net loss . . . . . . . . . . . . . . . . .              -          (75,311)        -                     (75,311)
  Unrealized gain on available
    for sale securities. . . . . . . . . . .              -                -       365                         365
                                                                                                  -----------------
  Comprehensive loss . . . . . . . . . . . .              -                -         -                     (74,946)
                                             ---------------  ---------------  ------------       =================

Balance at December 31, 2000 . . . . . . . .        (10,174)        (130,038)      365                     162,734
Issuance of common stock under options,
  warrants and stock purchase plan, net
  of repurchases . . . . . . . . . . . . . .              -                -         -                       4,890
Repayment of notes from stockholders for
  the exercise of stock options. . . . . . .              -                -         -                         295
Notes receivable from stockholders . . . . .              -                -         -                        (695)
Issuance of common stock, BMS collaboration.              -                -         -                      10,000
Issuance of common stock for acquisition . .              -                -         -                     123,680
Variable compensation. . . . . . . . . . . .              -                -         -                       1,761
Deferred stock compensation related to
  terminated employees . . . . . . . . . . .            432                -         -                           -
Amortization of deferred stock compensation.          5,605                -         -                       5,605
Comprehensive loss:
  Net loss . . . . . . . . . . . . . . . . .              -          (71,186)        -                     (71,186)
  Change in unrealized gain on available
    for sale securities. . . . . . . . . . .              -                -       236                         236
  Cumulative translation adjustment. . . . .              -                -      (100)                       (100)
                                                                                                  -----------------
  Comprehensive loss . . . . . . . . . . . .              -                -         -                     (71,050)
                                             ---------------  ---------------  ------------       =================
Balance at December 31, 2001 . . . . . . . . $       (4,137)  $     (201,224)  $   501            $        237,220
                                             ===============  ===============  ============       =================

The accompanying notes are an integral part of these consolidated financial statements.

                                                      EXELIXIS, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (in thousands)

                                                                                              Year Ended December 31,
                                                                                         --------------------------------

                                                                                            2001        2000       1999
                                                                                         ----------  ----------  ---------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (71,186)  $ (75,311)  $(18,721)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .     10,116       4,575      2,166
      Stock compensation expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,364      14,022      3,522
      Amortization of intangibles.. . . . . . . . . . . . . . . . . . . . . . . . . . .      5,092         260          -
      Impairment of goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,689           -          -
      Acquired in-process research and development. . . . . . . . . . . . . . . . . . .      6,673      38,117          -
      Other.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (23)       (101)         -
    Changes in assets and liabilities:
      Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (75)     (1,043)       (35)
      Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,689)     (2,206)      (497)
      Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,150)     (1,094)       (81)
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -          41          -
      Related party receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (454)        125       (161)
      Other long term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          -        (104)       104
      Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . .      2,816         240      3,064
      Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,059       9,612      3,317
                                                                                         ----------  ----------  ---------

      Net cash used in operating activities . . . . . . . . . . . . . . . . . . . . . .    (23,768)    (12,867)    (7,322)
                                                                                         ----------  ----------  ---------

Cash flows provided by (used in) investing activities:
  Acquisitions, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,560         265       (870)
  Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . .     (9,094)    (15,386)    (4,100)
  Proceeds from sale-leaseback of equipment . . . . . . . . . . . . . . . . . . . . . .        268       9,816          -
  Proceeds from maturities of short-term investments. . . . . . . . . . . . . . . . . .    147,143      44,689        738
  Proceeds from sale of investment before maturity. . . . . . . . . . . . . . . . . . .      9,372           -          -
  Purchases of short-term investments . . . . . . . . . . . . . . . . . . . . . . . . .   (150,844)   (135,821)    (2,242)
                                                                                         ----------  ----------  ---------

      Net cash provided by (used in) investing activities . . . . . . . . . . . . . . .      5,405     (96,437)    (6,474)
                                                                                         ----------  ----------  ---------

Cash flows from financing activities:
  Proceeds from issuance of mandatorily redeemable convertible
   preferred stock, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -           -      8,642
  Proceeds from the issuance of common stock, net of offering costs . . . . . . . . . .     10,000     124,524          -
  Proceeds from exercise of stock options
   and warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        555         427        268
  Proceeds from employee stock purchase plan. . . . . . . . . . . . . . . . . . . . . .      2,372         980          -
  Repayment of notes from stockholders. . . . . . . . . . . . . . . . . . . . . . . . .        296         297          -
  Principal payments on capital lease obligations . . . . . . . . . . . . . . . . . . .     (4,519)     (1,212)      (933)
  Proceeds from issuance of notes payable and convertible promissory note . . . . . . .     30,000           -     10,066
  Principal payments on notes payable . . . . . . . . . . . . . . . . . . . . . . . . .     (4,349)     (1,560)      (905)
                                                                                         ----------  ----------  ---------

      Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . .     34,355     123,456     17,138
                                                                                         ----------  ----------  ---------

Effect of foreign exchange rates on cash and cash equivalents . . . . . . . . . . . . .         40           -          -

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .     16,032      14,152      3,342
Cash and cash equivalents, at beginning of year . . . . . . . . . . . . . . . . . . . .     19,552       5,400      2,058
                                                                                         ----------  ----------  ---------

Cash and cash equivalents, at end of year . . . . . . . . . . . . . . . . . . . . . . .  $  35,584   $  19,552   $  5,400
                                                                                         ==========  ==========  =========

Supplemental cash flow disclosure:
  Property and equipment acquired under capital leases. . . . . . . . . . . . . . . . .  $  11,175   $  10,415   $      -
  Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,041         679        525

The  accompanying  notes  are  an  integral  part  of  these  consolidated  financial  statements.

                                 EXELIXIS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  THE  COMPANY  AND  A  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The  Company

Exelixis, Inc. ("Exelixis" or the "Company") is a biotechnology company whose primary mission is to develop proprietary human therapeutics by leveraging our integrated discovery platform to increase the speed, efficiency and quality of pharmaceutical product discovery and development. The Company uses comparative genomics and model system genetics to find new drug targets that Exelixis believes would be difficult or impossible to uncover using other experimental approaches. The Company's research is designed to identify novel genes and proteins expressed by those genes, that, when changed, either decrease or increase the activity in a specific disease pathway in a therapeutically relevant manner. These genes and proteins represent either potential product targets or drugs that may treat disease or prevent disease initiation or progression. The Company's most advanced proprietary pharmaceutical program focuses on drug discovery and development of small molecules in cancer. While the Company's proprietary programs focus on drug discovery and development, Exelixis believes that its proprietary technologies are valuable to other industries whose products can be enhanced by an understanding of DNA or proteins, including the agrochemical, agrichcultural and diagnostic industries.

On December 28, 2001, Exelixis acquired approximately 94% of the outstanding common stock of Genomica Corporation ("Genomica"), a bio-informatics software company. The transaction closed on January 8, 2002. As part of this transaction, Exelixis received $109.6 million of cash and investments that will significantly enhance its ability to move its drug discovery programs forward, and Genomica's software, which may be a useful tool over the next several years to manage human data obtained during the clinical development of Exelixis compounds.

On May 14, 2001, Exelixis completed its acquisition of Artemis Pharmaceuticals, GmbH ("Artemis") a privately-held genetics and functional genomics company.
Located in Cologne and Tubingen, Germany, Artemis is focused on the use of vertebrate model genetic systems such as mice and zebrafish as tools for target identification and validation. Exelixis co-founded Artemis in 1998 to expand access to vertebrate model system technologies. The two companies have worked closely together since that time, and the acquisition creates a single, worldwide drug discovery company with a broad array of biological systems and other tools for rapid target identification and validation. This acquisition is a continuation of Exelixis' strategy to optimize all aspects of the drug discovery process from target identification to clinical development.

On December 8, 2000, Exelixis completed its acquisition of Agritope, Inc. and changed Agritope's name to Exelixis Plant Sciences, Inc. ("Agritope" or
"Exelixis Plant Sciences"). Exelixis Plant Sciences is an agricultural biotechnology company that develops improved plant products and traits and provides technology for the agricultural industry. The Company acquired Vinifera, Inc. ("Vinifera") in connection with the purchase of Agritope (parent company of Vinifera). Vinifera was organized as a majority-owned subsidiary and was engaged in the grape vine propagation business. Because this business did not fit with the strategic objectives of Exelixis, at the date of the acquisition of Agritope, the management of Exelixis committed to a plan to sell the Vinifera operations. On March 31, 2001, the Company reduced its ownership interest in Vinifera from 57% to 19% by selling 3.0 million shares of Vinifera common stock back to Vinifera in consideration for $2.1 million in interest bearing promissory notes. Beginning April 1, 2001, the Company accounted for its remaining investment in Vinifera using the cost method.

In connection with the Agritope acquisition, Exelixis also acquired interests in Agrinomics LLC ("Agrinomics"), which is a 50% owned subsidiary that conducts a gene discovery program, and Superior Tomato Associates, LLC ("Superior Tomato"), which was a 66-2/3% owned subsidiary formed to develop and market longer-lasting tomatoes. The Company dissolved Superior Tomato during 2001, which resulted in no material impact to its financial results. Agrinomics continues in existence.

Basis  of  Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Genomica, Artemis, Exelixis Deutschland GmbH,
Cell Fate, Inc. and Exelixis Plant Sciences. All significant intercompany balances and transactions have been eliminated.

The Company records its minority ownership interests in Genoptera LLC and Agrinomics using the equity method of accounting.

Use  of  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Initial  Public  Offering

On April 14, 2000, the Company completed an initial public offering in which it sold 9,100,000 shares of common stock at $13.00 per share for net cash proceeds of approximately $108.0 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all the Company's mandatorily redeemable convertible preferred stock converted into 22,877,656 shares of common stock. After the offering, the Company's authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. On May 1, 2000, the underwriters exercised the over-allotment option to purchase an additional 1,365,000 shares, resulting in net cash proceeds of approximately $16.5 million.

Stock  Split

In February 2000, the Company's Board of Directors and stockholders authorized a 4-for-3 reverse split of the Company's common stock. The reverse stock split became effective on April 7, 2000. The accompanying consolidated financial statements have been adjusted retroactively to reflect the stock split.

Cash,  Cash  Equivalents  and  Short-term  Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in high-grade, short-term commercial paper and money market funds, which invest in U.S. Treasury securities that are subject to minimal credit and market risk.

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

The following summarizes available-for-sale securities included in cash and cash equivalents and short-term investments (in thousands):

                                     December 31,
                                 ------------------
                                   2001      2000
                                 --------  --------
Money market funds. . . . . . .  $  3,823  $  3,995
Commercial paper. . . . . . . .    27,306    41,126
U.S. corporate bonds. . . . . .   157,000    49,634
Government debt . . . . . . . .    13,016     5,997
Market auction securities . . .    22,100    10,399
                                 --------  --------
             Total. . . . . . .  $223,245  $111,151
                                 ========  ========

As reported:
  Cash equivalents. .  .  . . .  $ 31,129  $ 18,151
  Short-term investments. . . .   192,116    93,000
                                 --------  --------
             Total. . . . . . .  $223,245  $111,151
                                 ========  ========

The  following  is  a  reconciliation  of  cash  and  cash  equivalents:

                                     December 31,
                                 ------------------
                                   2001      2000
                                 --------  --------
Cash equivalents. .  .  . .  .  $ 31,129  $ 18,151
Cash . . . . . .  .  .  .  . .     4,455     1,401
                                 --------  --------
                                $ 35,584  $ 19,552
                                 ========  ========

Net unrealized gains were $236,000 and $365,000 for the periods ended December 31, 2001 and 2000, respectively. Gross unrealized gains and losses have not been shown separately as they are immaterial. Realized gains amounted to $84,000 in 2001 and none in 2000 and 1999.

Inventories

Inventories, consisting principally of growing grapevine plants at Vinifera, are recorded at the lower of average cost or market. Average cost includes all direct and indirect costs attributable to the growing of grapevine plants. During March 2001, Exelixis reduced its ownership percentage in Vinifera to 19% by selling 3.0 million shares of Vinifera common stock back to Vinifera. As a result of this ownership reduction and subsequent deconsolidation, no Vinifera inventory was included in the consolidated results as of December 31, 2001.

Inventories are  summarized  as  follows  (in  thousands):

                              December 31,
                             -------------
                             2001    2000
                             -----  ------
Operating supplies. . . . .  $   -  $  283
Work-in-process . . . . . .      -   2,411
Finished goods. . . . . . .      -     918
                             -----  ------
                             $   -  $3,612
                             =====  ======

Property  and  Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally two to seven years. Leasehold improvements are amortized over the shorter of their estimated useful life or the remaining term of the lease. Equipment held under capital lease is stated at the lower of the cost of the related asset or the present value of the minimum lease payments and is amortized on a straight-line basis over estimated useful life of the related asset. Repair and maintenance costs are charged to expense as incurred.

Intangible  Assets

Intangible assets have been amortized using the straight-line method over the following estimated useful lives:


Developed technology. . . . . . . .   5 years
Patents/core technology . . . . . .  15 years
Assembled workforce . . . . . . . .   3 years
Goodwill. . . . . . . . . . . . . .  15 years

Under Statement of Financial Accounting Standards ("SFAS") SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company will apply the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Accordingly, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142.

Long-lived  Assets

The Company accounts for its long-lived assets under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). Consistent with SFAS 121, the Company identifies and records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company's long-lived assets consist primarily of machinery and equipment, leasehold improvements, goodwill and other acquired intangible assets. During 2001 there was impairment of goodwill related to the Genomica purchase as detailed in Note 2 of Notes to Consolidated Financial Statements.

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

Fair  Value  of  Financial  Instruments

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents and short-term investments approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans and capital lease obligations with similar terms, the carrying value of its debt obligations approximates fair value.

Revenue  Recognition

License, research commitment and other non-refundable payments received in connection with research collaboration agreements are deferred and recognized on a straight-line basis over the relevant periods specified in the agreements, generally the research term. Contract research revenues are recognized as services are performed pursuant to the terms of the agreements. Any amounts received in advance of performance are recorded as deferred revenue. Payments are not refundable if research is not successful.

Milestone payments are non-refundable and recognized as revenue when earned over the period of the arrangement, as evidenced by achievement of the specified milestones and the absence of on-going performance obligation.

Revenues from chemistry collaborations are generally recognized upon the delivery of accepted compounds.

Research  and  Development  Expenses

Research and development costs are expensed as incurred and include costs associated with research performed pursuant to collaborative agreements. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research activities on behalf of the Company. Research and development expenses incurred in connection with collaborative agreements approximated contract revenues for the years ended December 31, 2001, 2000 and 1999. Information regarding our research collaborations is described in further detail in Note 3 of Notes to Consolidated Financial Statements.

Net  Loss  per  Share

Basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period adjusted for shares which are subject to repurchase. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common stock consists of common stock subject to repurchase, incremental common shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of the preferred stock and note payable.

The following table sets forth potential shares of common stock that are not included in the computation of diluted net loss per share because to do so would be antidilutive for the periods indicated:

                                                 Year Ended December 31,
                                           ---------------------------------
                                             2001        2000        1999
                                           ---------  ----------  ----------
Preferred stock . . . . . . . . . . . . .          -   6,599,324  22,607,614
Options to purchase common stock. . . . .  5,198,676   2,187,836   3,649,611
Common stock subject to repurchase. . . .  1,793,627   3,596,114     988,126
Conversion of note payable. . . . . . . .    783,504     588,942   1,718,750
Warrants. . . . . . . . . . . . . . . . .    485,218     524,397     612,724
                                           ---------  ----------  ----------
                                           8,261,025  13,496,613  29,576,825
                                           =========  ==========  ==========

Comprehensive  Income

Comprehensive income generally represents all changes in stockholders' equity (deficit) except those resulting from investments or contributions by stockholders. The two components of other comprehensive income are unrealized gains or losses on available-for-sale securities and cumulative translation adjustments. For the year ended December 31, 2001, total comprehensive loss amounted to $71.1 million compared to $74.9 million in 2000. For 1999, there were no material differences between comprehensive loss and net loss. At December 31, 2001, the total cumulative translation adjustment was $(100,000) and unrealized gains in available-for-sale securities was $601,000.

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

Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 during the first quarter of fiscal 2002, and is in the process of evaluating the impact of implementation on its financial position and results of operations. Application of the non-amortization provisions of the Statement is expected to result in a decrease to net loss of approximately $4.7 million in 2002 as compared with the previous accounting requirements.

NOTE  2  ACQUISITIONS

Genomica Corporation

On November 19, 2001 Exelixis and Genomica announced a definitive agreement pursuant to which Exelixis would acquire Genomica in a stock-for-stock transaction valued at $110.0 million. The transaction was structured as an offer for 100% of Genomica's outstanding common stock to be followed by a merger of Genomica with a wholly-owned subsidiary of Exelixis. On December 28, 2001, Exelixis accepted for payment 22,911,969 shares of Genomica common stock, or 93.94% of the total number of outstanding shares of common stock of Genomica. On January 8, 2002, the merger of Genomica was completed. Upon effectiveness of the merger, Genomica became a wholly-owned subsidiary of Exelixis. The transaction, which was accounted for under the purchase method of accounting, was effected through the exchange of 0.28309 of a share of Exelixis common stock for each outstanding share of Genomica common stock. A total of approximately
6.9 million shares of Exelixis common stock were issued for all of the outstanding shares of Genomica common stock.

The total consideration for the acquisition was approximately $110.0 million, which consisted of Exelixis common stock valued at $108.9 million and estimated Exelixis transaction costs of $1.1 million. As of December 31, 2001, only 93.94% of the total consideration had been issued by Exelixis, accordingly, the Company recorded the value of the remaining 6.06%, or $6.9 million as a long term liability.

The purchase price for Genomica was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by management based on an independent valuation. As a result of this transaction, Exelixis recorded net tangible assets of $106.2 million, developed technology of $0.4 million, which will be amortized over two years and goodwill of $3.4 million. At the same time, Exelixis recorded goodwill impairment charge of $2.7 million, which was expensed in the current year to operations. The impairment of goodwill was calculated in accordance with SFAS 121 by estimating the present value of future cash flows for the ongoing Genomica licensing business using a risk adjusted discount rate. The goodwill impairment charge represents excess purchase price that Exelixis views as economically equivalent to financing costs for the acquired cash and investments.

Under SFAS 142, the Company will apply the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Accordingly, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition:


                                                   December 28,
                                                       2001
                                                 --------------
                                                 (in thousands)
Cash, investments and interest receivable. . . .      $111,302
Other tangible assets (liabilities), net . . . .        (5,037)
Goodwill.. . . . . . . . . . . . . . . . . . . .         3,382
Developed technologies.. . . . . . . . . . . . .           400
                                                 --------------
  Net assets acquired. . . . . . . . . . . . . .      $110,047
                                                 ==============

Prior to the December 28th acquisition date, Exelixis began formulating an exit plan for Genomica to improve the operating efficiency of the combined company. This plan was based upon a restructuring plan Genomica implemented in October 2001 and called for the reduction of substantially all of Genomica's workforce and the abandonment of leased facilities in Boulder, Colorado and Sacramento, California. These activities are expected to be completed during the first half of 2002. Certain key terminated individuals were retained as consultants by Exelixis to assist in further licensing and development of Genomica's technology to third parties. The estimated costs are included as part of the liabilities assumed in the acquisition and are detailed as follows (in thousands):

                                                   December 28,
                                                       2001
                                                 --------------
Severance and benefits. . . . . . . . . . . . .       $  1,216
Lease abandonment . . . . . . . . . . . . . . .          1,703
                                                 --------------
  Total exit costs. . . . . . . . . . . . . . .       $  2,919
                                                 ==============

Artemis  Pharmaceuticals,  GmbH

In May 2001, the Company acquired a majority of the outstanding capital stock of Artemis Pharmaceuticals GmbH, a privately held genetics and functional genomics company organized under the laws of Germany. The transaction, which was accounted for under the purchase method of accounting, was effected through the exchange of shares of Exelixis common stock for Deutschmark 1.00 of nominal value of Artemis capital stock, using an exchange ratio of 4.064 to one.
Approximately 1.6 million shares of Exelixis common stock were issued in exchange for 78% of the outstanding capital stock of Artemis held by Artemis stockholders. In addition, Exelixis received a call option (the "Call Option") from, and issued a put option (the "Put Option") to, certain stockholders of Artemis (the "Option Holders") for the issuance of approximately 480,000 shares of Exelixis common stock in exchange for the remaining 22% of the outstanding capital stock of Artemis held by the Option Holders. Exelixis may exercise the Call Option at any time from May 14, 2001 through January 31, 2002, and the Option Holders may exercise their rights under the Put Option at any time from April 1, 2002 through May 15, 2002. Exelixis exercised the Call Option for 131,674 and 329,591 shares in December 2001 and January 2002, respectively, which resulted in an increase to goodwill of approximately $1.9 and $4.2 million, respectively. In addition, Exelixis also issued fully vested rights to purchase approximately 187,000 additional shares of Exelixis common stock to Artemis employees in exchange for such employees' vested options formerly representing the right to purchase shares of Artemis capital pursuant to the Artemis employee option program.

As of December 31, 2001, the total consideration for the acquisition was approximately $24.2 million, which consisted of Exelixis common stock and options valued at $23.3 million and estimated Exelixis transaction costs of $900,000. Exelixis' transaction costs include financial advisory, legal, accounting and other fees.

The purchase price, which for financial accounting purposes was valued at $24.2 million, was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by management based upon an independent valuation. As a result of this transaction, Exelixis recorded expense associated with the purchase of in-process research and development of $6.7 million, net tangible assets of $2.8 million and intangible assets (including goodwill) of $14.7 million, the majority of which was being amortized over 15 years until December 31, 2001. Under SFAS 142, the Company will apply the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Accordingly, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142.

The valuation of the purchased in-process research and development of $6.7 million was based upon the results of an independent valuation using the income approach for each of the three significant in-process projects. The in-process projects relate primarily to the development of technologies that use vertebrate genetic model organisms, zebrafish and mice, to identify and functionally validate novel genes in vivo. These genes can be used as novel screening targets or as the basis for secreted proteins in clinically and commercially relevant diseases. The in-process projects are expected to be completed over the next 12 months. The income approach estimates the value of each acquired in-process project based on its expected future cash flows. The valuation analysis considered the contribution of the core technology as well as the percent complete of each in-process research and development project. The expected present value of the cash flows associated with the in-process research and development projects was computed using a risk adjusted rate of return of 30%, which is considered commensurate with the overall risk and percent complete of the in-process projects. The purchased in-process research and development was not considered to have reached technological feasibility, and it has no alternative future use, accordingly, it was recorded as a component of operating expense.

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

Agritope

In December 2000, Exelixis completed its acquisition of Agritope, Inc. As a result of the acquisition, Agritope became a wholly-owned subsidiary of Exelixis, and was subsequently renamed Exelixis Plant Sciences, Inc. The transaction, which was accounted for under the purchase method of accounting, was effected through the exchange of 0.35 of a share of Exelixis common stock for each outstanding share of Agritope capital stock. Approximately 1.7 million shares of Exelixis common stock were issued in connection with the transaction. In addition, unexpired and unexercised options and warrants to purchase shares of Agritope capital stock were assumed by Exelixis pursuant to the transaction and converted into fully vested options and warrants to purchase approximately 880,000 shares of Exelixis common stock.

The total consideration for the acquisition was approximately $93.5 million, which consists of Exelixis common stock, options and warrants valued at $92.2 million and estimated Exelixis transaction costs of $1.3 million. Exelixis transaction costs include financial advisory, legal, accounting and other fees.

The purchase price for Agritope, which for financial accounting purposes was valued at $93.5 million, was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by an independent valuation. As a result of this transaction, Exelixis recorded expense associated with the purchase of in-process research and development of $38.1 million, net tangible liabilities of $3.6 million, and intangible assets (including goodwill) of $58.9 million, the majority of which was being amortized over 15 years until December 31, 2001. Under SFAS 142, the Company will apply the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Accordingly, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142.

The valuation of the purchased in-process research and development of $38.1 million was based upon the results of an independent valuation using the income approach for each of the ten projects in-process. The in-process projects relate primarily to the development of disease and insect resistant fruits and vegetables and are expected to be completed over approximately the next three to six years. The income approach estimates the value of each acquired project in-process based on its expected future cash flows. The valuation analysis considered the contribution of the core technology as well as the percent complete of each in-process research and development project. The expected present value of the cash flows associated with the in-process research and development projects was computed using a risk adjusted rate of return of 35%, which is considered commensurate with the overall risk and percent complete of the in-process projects. The purchased technology was not considered to have reached technological feasibility, and it has no alternative future use, accordingly, it was recorded as a component operating expense.

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

The Company acquired Vinifera in connection with the purchase of Agritope, Inc. (parent company of Vinifera) in 2000. Vinifera was organized as a majority-owned subsidiary and was engaged in the grape vine propagation business. Because this business did not fit with the strategic objectives of Exelixis, at the date of the acquisition of Agritope, the management of Exelixis committed to a plan to sell the Vinifera operations. On March 31, 2001, the Company reduced its ownership interest in Vinifera from 57% to 19% by selling 3.0 million shares of Vinifera common stock back to Vinifera in consideration for $2.1 million in interest bearing promissory notes. As a result of the sale of Vinifera common stock back to Vinifera, Exelixis deconsolidated Vinifera, excluded their share of Vinifera's operating losses for the first quarter of 2001 of $275,000, and recorded the following amounts as an adjustment to goodwill recorded in connection with the acquisition of Agritope: a write-down of the value of acquired developed technology attributable to Vinifera of $435,000, a gain on sale of Vinifera shares of $590,000 and a promissory note reserve of $1,700,000. The net adjustment was an increase to goodwill in the amount of $675,000. Beginning April 1, 2001, the Company accounted for its remaining investment in Vinifera using the cost method.

Due to risks associated with collection, as of December 31, 2001, the Company has reserved for 100% of these promissory notes. Due to a significant decline in the operating performance of Vinifera, in December 2001, the Company wrote down its remaining cost-basis investment in Vinifera to zero. Exelixis was advised in March 2002 that Vinifera was in the process of being liquidated.

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

This transaction was recorded using the purchase method of accounting. The fair value of the assets purchased, and debt assumed, was determined by management to equal their respective historical net book values on the transaction date, as follows (in thousands):

Laboratory and computer equipment . .  $ 1,645
Leasehold improvements  . . . . . . .      175
Other tangible assets . . . . . . . .      155
Note payable. . . . . . . . . . . . .   (1,105)
                                       --------
                                       $   870
                                       ========

Pro  Forma  Results

The Company's audited historical statements of operations include the results of Genomica, Artemis and Agritope subsequent to the acquisition dates of December 28, 2001, May 14, 2001 and December 8, 2000, respectively. The following unaudited pro forma financial information presents the consolidated results of the Company as if the acquisition of Genomica, Artemis and Agritope had occurred at the beginning of 2000. The $4.3 million restructuring charge that Genomica recorded in October 2001 is included in the following pro-forma information since this charge was non-recurring and not related to the acquisition. All other non-recurring charges relating to the acquisitions, such as acquired in-process research and development charge and impairment of goodwill charge, are not reflected in the following pro forma financial information. This pro forma information is not intended to be indicative of future operating results (in thousands, except per share data).

                                           Year Ended December 31,
                                          -----------------------

                                              2001         2000
                                          -----------  -----------
Total revenues . . . . . . . . . . . . . .  $ 42,858     $ 31,207
Net loss . . . . . . . . . . . . . . . . .   (93,734)     (97,355)
Net loss per share, basic and diluted. . .     (1.74)       (2.04)

NOTE  3  RESEARCH  AND  COLLABORATION  AGREEMENTS

Bayer

In May 1998, the Company entered into a six-year research collaboration agreement with Bayer AG (including its affiliates, "Bayer") to identify novel screening targets for the development of new pesticides for use in crop protection. The Company provided research services directed towards identifying and investigating molecular targets in insects and nematodes that may be useful in developing and commercializing pesticide products. The Company received a $1.2 million license fee upon execution of the agreement that was deferred and will be recognized as revenue over the term of the agreement.

In December 1999, the Company significantly expanded its relationship with Bayer by forming a joint venture in the form of a new limited liability company, Genoptera LLC ("Genoptera"). Under the terms of the Genoptera operating agreement, Bayer provides 100% of the capital necessary to fund the operations of Genoptera and has the ability to control the entity with a 60% ownership interest. The Company owns the other 40% interest in Genoptera without making any capital contribution and will report its investment in Genoptera using the equity method of accounting. Bayer's initial capital contributions to Genoptera were $10.0 million in January 2000 and another $10.0 million in January 2001. Bayer is required to also contribute cash to Genoptera in amounts necessary to fund its ongoing operating expenses. Genoptera has incurred losses since inception. Since the carrying value of this investment is zero and there is no obligation to fund future losses, Exelixis has not recorded equity method losses to date for Genoptera.

In January 2000, the Company, Bayer and Genoptera entered into an exclusive eight-year research collaboration agreement, which superceded the 1998 agreement discussed above. The Company is required to provide Genoptera with expanded research services focused on developing insecticides and nematicides for crop protection. Under the terms of the collaboration agreement, Genoptera paid the Company a $10.0 million license fee and a $10.0 million research commitment fee. One-half of these fees were received in January 2000, and the remaining amounts were received in January 2001. Additionally, Genoptera is required to also pay the Company approximately $10.0 million in annual research funding. The Company can earn additional payments under the collaboration agreement upon the achievement of certain milestones. The Company can also earn royalties on the future sale by Bayer of pesticide products incorporating compounds developed against targets and assays under the agreement. The agreement also provides Bayer an exclusive royalty-free option to use certain technology developed under the agreement in the development of fungicides and herbicides. To the extent permitted under the collaboration agreement, if the Company were to develop and sell certain human health or agrochemical products that incorporate compounds developed under the agreement, it would be obligated to pay royalties to Genoptera. No such activities are expected for the foreseeable future.

Revenues recognized under these agreements approximated $13.1 million, $13.1 million and $4.3 million during the years ended December 31, 2001, 2000 and 1999, respectively. This represents 32%, 53%, and 41% of total consolidated revenue for the years ended December 31, 2001, 2000 and 1999, respectively.

Pharmacia

In February 1999, the Company entered into a research collaboration agreement with Pharmacia Corporation ("Pharmacia") focused on the identification of novel targets that may be useful in the development of pharmaceutical products in the areas of Alzheimer's disease and metabolic syndrome. Pharmacia agreed to pay the Company a $5.0 million non-refundable license fee, which is being recognized as revenue over the term of the agreement. Under the terms of the agreement, as expanded and amended in October 1999, the Company is entitled to also receive future research funding during the first three years of the agreement. The Company can also earn additional amounts under the agreement upon the achievement of certain milestones. The Company can also earn royalties on the future sales by Pharmacia of human therapeutic products incorporating compounds developed against targets identified under the agreement. Revenues recognized under this agreement approximated $12.7 million, $8.9 million and $5.6 million during the years ended December 31, 2001, 2000 and 1999, respectively. This represents 31%, 36%, and 53% of total consolidated revenue for the years ended December 31, 2001, 2000 and 1999, respectively.

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

In July 2001, the Company announced the reacquisition, effective February 2002, of future rights to the research programs. Pharmacia retained rights to targets under the existing agreement selected prior to the reacquisition date, subject to the payment of milestones for certain of those targets selected and royalties for future development of products against or using those targets, but will have no other obligations to make payments to the Company, including approximately $9.0 million in annual funding that would otherwise be payable for an additional two years if the Company had not elected to reacquire rights to the research. As a result of this transaction, revenue recognition of upfront license fees and milestone payments has accelerated over the remaining term of the agreement. The result was an increase of approximately $2.0 million in incremental revenue for the year ended December 31, 2001.

Bristol-Myers  Squibb

In September 1999, the Company entered into a three-year research and technology transfer agreement with Bristol-Myers Squibb Company ("Bristol-Myers Squibb" or "BMS") to identify the mechanisms of action of compounds delivered to the Company by BMS. BMS agreed to pay the Company a $250,000 technology access fee, which is being recognized as revenue over the term of the agreement. Under the terms of the agreement, the Company is entitled to receive research funding ranging from $1.3 million in the first year to as much as $2.5 million in later years. The Company can also earn additional amounts under the agreement upon the achievement of certain milestones as well as earn royalties on the future sale by Bristol-Myers Squibb of human products incorporating compounds developed under the agreement. The agreement also includes technology transfer and licensing terms, which call for BMS and the Company to license and share certain core technologies in genomics and lead optimization. Revenues recognized under this agreement approximated $2.5 million, $1.8 million and $372,000 during the years ended December 31, 2001, 2000 and 1999, respectively. This represents 6%, 7%, and 4% of total consolidated revenue for the years ended December 31, 2001, 2000 and 1999, respectively. Unless renewed, this agreement is scheduled to expire in September 2002.

In July 2001, the Company and Bristol-Myers Squibb entered into a collaboration involving three agreements: (a) a Stock Purchase Agreement; (b) a Cancer Collaboration Agreement; and (c) a License Agreement. Under the terms of the collaboration, BMS (i) purchased 600,600 shares of Exelixis common stock in a private placement at a purchase price of $33.30 per share, for cash proceeds to Exelixis of approximately $20.0 million; (ii) agreed to pay Exelixis a $5.0 million upfront license fee and provide Exelixis with $3.0 million per year in research funding for a minimum of three years; and (iii) granted to Exelixis a worldwide, fully-paid, exclusive license to an analogue to Rebeccamycin developed by BMS, which is currently in Phase I and Phase II clinical studies for cancer. Due to risk and uncertainties with Rebeccamycin, and because the analogue had not reached technological feasibility and has no alternative use, the analogue was assigned no value for financial reporting purposes. Exelixis has agreed to provide BMS with exclusive rights to certain potential small molecule compound drug targets in cancer identified during the term of the research collaboration. The premium in excess of fair market value of $10.0 million paid for the stock purchased by BMS is being accounted for similar to an upfront license fee and is being recognized ratably over the life of the contract. Revenue recognized under this agreement approximated $3.7 million during the year ended December 31, 2001. This represents 9% of total consolidated revenue for the year ended December 31, 2001.

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

The Company is required to identify and validate targets and format assays to be used by Dow AgroSciences to develop new classes of fungicides and herbicides. Dow AgroSciences will pay the Company research support fees, milestones and royalties based on achievements in the research and commercialization of any resultant new products. Revenues recognized under this agreement approximated $1.3 million and $588,000 during the years ended December 31, 2001 and 2000, respectively.

Protein  Design  Labs

On May 22, 2001, the Company and Protein Design Labs, Inc. ("PDL") entered into a collaboration to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer. The collaboration will utilize Exelixis' model organism genetics technology for the identification of new cancer drug targets and PDL's antibody and clinical development expertise to create and develop new antibody drug candidates. PDL is required to provide Exelixis with $4.0 million in annual research funding for two or more years and has purchased a $30.0 million convertible note. The note bears interest at 5.75%, and the interest thereon is payable annually. The note is convertible at PDL's option any time after the first anniversary of the note. The note is convertible into Exelixis common stock at a conversion price per share equal to the lower of (i) $28.175 or (ii) 110% of the Fair Market Value (as defined in the note) of a share of Exelixis common stock at the time of conversion. Revenue recognized under this agreement approximated $2.3 million during the year ended December 31, 2001. This represents 6% of total consolidated revenue for the year ended December 31, 2001.

Agrinomics

In July 1999, Agritope and Aventis CropScience S.A. ("Aventis") formed Agrinomics LLC to conduct a research, development and commercialization program in the field of agricultural functional genomics. As a result of the Company's acquisition of Agritope, the Company owns a 50% interest in Agrinomics, while Aventis owns the remaining 50% interest. Aventis has agreed to make capital contributions to Agrinomics in cash totaling $20.0 million over a five-year period, of which zero, $4.0 million and $5.0 million were contributed in 2001, 2000 and 1999, respectively. Agritope contributed certain technology and a collection of seeds generated using such technology. In connection with the Company's acquisition of Agritope, no portion of the purchase price was assigned to Agrinomics. Although the Company is required to account for its investment in Agrinomics under the equity method, the Company does not expect to include in its consolidated financial statements its proportionate share of the losses of Agrinomics until such time, if ever, that the Company makes a capital contribution to Agrinomics. There is no requirement for the Company to make capital contributions to Agrinomics. In 2001 and 2000, respectively, the Company recognized revenues of approximately $3.8 million and $236,000 for work performed for Agrinomics. This represents 10% and 1% of total consolidated revenue for the years ended December 31, 2001 and 2000, respectively.

Compound  Collaborations

In 2001, the Company entered into collaboration agreements with Cytokinetics, Inc., Elan Pharmaceuticals, Inc., Schering-Plough Research Institute, Inc. and Scios Inc., respectively, to jointly design custom high-throughput screening compound libraries that Exelixis will synthesize and qualify. Each company is required to pay Exelixis a per-compound fee and has paid an upfront technology access fee that is creditable towards the future purchase of compounds. The upfront fees have been deferred. Revenues under these collaboration agreements will be generally recognized upon delivery of the accepted compounds. Each party retains the rights to use the compounds in its own unique drug discovery programs and in its collaborative efforts with third parties. The Company recognized total revenue of $200,000 under these agreements for the year ended December 31, 2001.

NOTE  4  RELATED  PARTY  RECEIVEABLES

The Company had outstanding loans aggregating $937,000 and $494,000 to certain officers and employees at December 31, 2001 and 2000, respectively. The notes are general recourse or collateralized by certain real property assets, bear interest at rates ranging from 4.82% to 9.50% and have maturities through 2005. The principal plus accrued interest will be forgiven at various rates over three to four years from the employees' date of employment with Exelixis. If an employee leaves Exelixis, all unpaid and unforgiven principal and interest will be due and payable within 60 days.

As of December 31, 2001, the Company had outstanding loans aggregating $2.2 million to its stockholders at December 2001. The loans were issued to enable certain employees to purchase stock pursuant to their employee stock options. The loans bear interest at rates ranging from 5.25% to 6.50% and mature at various times through February 2004.

NOTE  5  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consists  of  the  following  (in  thousands):


                                                        December 31,
                                                    --------------------
                                                      2001       2000
                                                    ---------  ---------
Laboratory equipment . . . . . . . . . . . . . . .  $ 24,884   $ 12,757
Computer equipment and software. . . . . . . . . .    13,163      7,112
Furniture and fixtures . . . . . . . . . . . . . .     4,570      3,876
Buildings. . . . . . . . . . . . . . . . . . . . .         -      2,487
Grapevine propragation blocks. . . . . . . . . . .         -      1,802
Leasehold improvements . . . . . . . . . . . . . .    15,410      7,850
Construction-in-progress . . . . . . . . . . . . .       423        298
                                                    ---------  ---------
                                                      58,450     36,182
Less accumulated depreciation and amortization . .   (21,950)   (12,702)
                                                    ---------  ---------
                                                    $ 36,500   $ 23,480
                                                    =========  =========

Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 included amortization of $4.6 million, $1.1 million and $652,000, respectively, related to equipment under capital leases. Accumulated amortization for equipment under capital leases was $7.9 million and $3.3 million at December 31, 2001 and 2000, respectively. The equipment under the capital leases collateralizes the related lease obligations.

NOTE  6  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

In connection with the acquisitions of Genomica in December 2001, Artemis in May 2001 and Agritope in December 2000, the Company recorded goodwill and other intangible assets (refer to Note 2). As of December 31, 2001 and 2000, goodwill and other intangible assets consisted of the following (in thousands):

                                               December 31,
                                           ------------------
                                             2001      2000
                                           --------  --------
Goodwill. . . . . . . . . . . . . . . . .  $66,630   $53,823
Accumulated amortization. . . . . . . . .   (4,271)     (219)
                                           --------  --------
    Goodwill, net . . . . . . . . . . . .  $62,359   $53,604
                                           ========  ========

Acquired intangible assets. . . . . . . .  $ 8,179   $ 5,111
Accumulated amortization . . . . . . . .    (1,053)      (41)
                                           --------  --------
    Acquired intangibles, net . . . . . .  $ 7,126   $ 5,070
                                           ========  ========

The Company will apply the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Application of the non-amortization provisions of the Statement is expected to result in a decrease to net loss of approximately $4.7 million in 2002, as compared to previous accounting requirements. Also all workforce related intangibles will be reclassified to goodwill.

NOTE  7  DEBT

In July 1998, the Company entered into a $5.0 million equipment and tenant improvements lending agreement of which the drawdown period expired in January 2000. As of December 31, 2001 and 2000, there was approximately $1.5 million and $2.8 million, respectively outstanding under the lending agreement. Borrowings under the agreement bear interest at 7.0% per year and are collateralized by the financed equipment.

In connection with the acquisition of MetaXen in September 1999, the Company assumed a loan agreement which provided for the financing of equipment purchases. Borrowings under the agreement are collateralized by the assets financed and are subject to repayment over thirty-six to forty-eight months, depending on the type of asset financed. Borrowings under the agreement bear interest at the U.S. Treasury note rate plus a number of basis points determined by the type of asset financed (6.80% to 7.44% at December 31, 2001 and 2000). As of December 31, 2001 and 2000, there was approximately $143,000 and $490,000, respectively, outstanding under this loan agreement.

In connection with the acquisition of Artemis in May 2001, the Company assumed a loan agreement with the Federal Republic of Germany. The $226,000 loan requires the entire principal to be paid in one payment in January of 2004. The loan has an interest rate of 1% per annum to be paid quarterly.

In May 2001, the Company issued a $30.0 million convertible promissory note to PDL in connection with a collaboration agreement (see Note 3). The note bears interest at 5.75%, payable annually. The note, which matures in July 2006, is convertible at PDL's option any time after the first anniversary of the note. The note is convertible into Exelixis common stock at a conversion price per share equal to the lower of (i) $28.175 or (ii) 110% of the Fair Market Value (as defined in the note) of a share of Exelixis common stock at the time of conversion.

In February 1999, the Company issued a $7.5 million convertible promissory note to Pharmacia in connection with a collaboration agreement (see Note 3). The note was to convert into shares of the Company's common stock at a price per share equal to 120% of the price of common stock sold in the initial public offering, the time of such conversion to be determined by Pharmacia. In July 2000, Pharmacia converted the note into 480,769 shares of common stock at a conversion price of $15.60 per share.

Future principal payments of notes payable at December 31, 2001 are as follows (in thousands):




Year Ending December 31,
-------------------------------
2002. . . . . . . . . . . . . .  $ 1,200
2003. . . . . . . . . . . . . .      426
2004. . . . . . . . . . . . . .      226
2005. . . . . . . . . . . . . .        -
2006. . . . . . . . . . . . . .   30,000
                                 -------
                                  31,852
Less current portion. . . . . .    1,200
                                 -------
                                 $30,652
                                 =======

NOTE  8  PREFERRED  STOCK

Prior to the Company's initial public offering in April 2000, the Company had authorized 35,000,000 shares of mandatorily redeemable convertible preferred stock ("convertible preferred stock"). Each share of Series A, B, C and D convertible preferred stock was convertible at any time at the option of the holder into shares of common stock based upon a one to 0.75 conversion ratio. All Series A, B, C and D convertible preferred stock automatically converted to common stock upon the closing of the Company's initial public offering of common stock on April 14, 2000.

In connection with the initial public offering, the Company amended and restated its certificate of incorporation to authorize 10,000,000 shares of preferred stock. The Company's Board of Directors has the authority to determine the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series. As of December 31, 2001 and 2000 there was no preferred stock outstanding.

NOTE  9  COMMON  STOCK  AND  WARRANTS

Stock  Repurchase  Agreements

In January 1995, the Company sold to certain founders, members of its Scientific Advisory Board (the "SAB") and a consultant an aggregate 1,327,500 shares of common stock at a price of $0.001 per share. In June 1995, 1,200,000 of these shares held by three founders of the Company were converted into 526,819 shares of Class B common stock. Simultaneously, these founders entered into Restated Stock Purchase and Repurchase Agreements (the "Restated Agreements"). In April 1999, 526,819 shares of Class B common stock were converted into 1,200,000 shares of common stock pursuant to the terms of the Restated Agreements.

Under the terms of the Company's stock option plans, options are exercisable when granted and, if exercised, the related shares are subject to repurchase upon termination of employment. Repurchase rights lapse over the vesting periods, which are generally four years. Should the employment of the holders of common stock subject to repurchase terminate prior to full vesting of the outstanding shares, the Company may repurchase all unvested shares at a price per share equal to the original exercise price. At December 31, 2001 and 2000, 1,253,226 and 2,656,575 shares, respectively, were subject to such repurchase terms.

Warrants

Historically, the Company has granted warrants to purchase shares of capital stock to certain preferred stockholders and third parties in connection with financing and operating lease arrangements. In addition, in connection with the Agritope acquisition (refer to Note 2), the Company assumed warrants to purchase 239,167 shares of Company common stock. All of the Agritope warrants expired unexercised on December 31, 2001.

At December 31, 2001, the following warrants to purchase common stock were outstanding and exercisable:


Number         Exercise Price          Date            Expiration
of Shares         per Share           Issued               Date
----------  ------------------   -----------------    -------------
   71,428    $          1.13      January 24, 1996    April 14, 2005
  106,875    $          4.00      May 1, 1999         April 14, 2005
   78,750    $         13.00      April 1, 2000       April 14, 2005
---------
  257,053
=========

The Company determines the fair value of warrants issued using the Black-Scholes option pricing model. Prior to 1999, the fair value of warrants issued was not material, accordingly no value has been ascribed to them for financial reporting purposes.

The Company determined the fair value of the warrants issued during 1999, related to a building lease, using the Black-Scholes option pricing model with the following assumptions: expected life of five years; a weighted average risk-free rate of 6.1%; expected dividend yield of zero; volatility of 70% and a deemed value of the common stock of $5.71 per share. The fair value of the warrants of $391,000 has been capitalized and is being amortized as rent expense over the term of the lease.

The Company determined the fair value of the warrants issued during 2000, related to a building lease using the Black-Scholes option pricing model using the following assumptions: expected life of five years; a weighted average risk-free rate of 6.38%; expected dividend yield of zero; volatility of 70%; and a deemed value of the common stock of $11.00 per share. The fair value of the warrants of $518,000 has been capitalized and is being amortized as rent expense over the term of the lease.

Reserved  Shares

At December 31, 2001, the Company has approximately 14.4 million shares of common stock reserved for future issuance related to stock plans, convertible notes and exercise of outstanding warrants.

NOTE  10  EMPLOYEE  BENEFIT  PLANS

Stock  Based  Benefit  Plans

Stock Option Plans. In January 1995, the Company adopted the 1994 Employee, Director and Consultant Stock Option Plan ("1994 Plan"). The 1994 Plan provides for the issuance of incentive stock options, non-qualified stock options and stock purchase rights to key employees, directors, consultants and members of the SAB. In September 1997, the Company adopted the 1997 Equity Incentive Plan ("1997 Plan"). The 1997 Plan amends and supercedes the 1994 Plan. In January 2000, the Company adopted the 2000 Equity Incentive Plan ("2000 Plan") to replace the 1997 Plan. A total of 3,000,000 shares of Exelixis common stock were initially authorized for issuance under the 2000 Plan. On the last day of each year for ten years, starting in 2000, the share reserve will automatically be increased by a number of shares equal to the greater of: 5% of the Company's outstanding shares on a fully-diluted basis; or that number of shares subject to stock awards granted under the 2000 Plan during the prior 12-month period.

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

In January 2000, the Company adopted the 2000 Non-Employees Directors' Stock Option Plan ("Director Plan"). The Director Plan provides for the automatic grant of options to purchase shares of common stock to non-employee directors. A total of 500,000 shares of the Company's common stock were initially authorized for issuance under the Director Plan. On the last day of each year for ten years, starting in 2000, the share reserve will automatically be increased by a number of shares equal to the greater of: 0.75% of the Company's outstanding shares on a fully-diluted basis; or that number of shares subject to options granted under the Director Plan during the prior 12-month period. Each person who is a non-employee director will automatically receive an initial grant for 25,000 shares. The initial grant is exercisable immediately but will vest at the rate of 25% of the shares on the first anniversary of the grant date and monthly thereafter over the next three years. In addition, on the day after each of our annual meetings of the stockholders, each non-employee director will automatically receive an annual grant for 5,000 shares. This annual grant is exercisable immediately but will vest monthly over the following year.

In connection with the acquisition of Agritope in December 2000, the Company assumed all the options granted and outstanding to consultants and employees under the Agritope, Inc. 1997 Stock Award Plan. Each outstanding Agritope stock option was converted into the right to purchase the number of shares of the Company's common stock as determined using the applicable exchange ratio of 0.35 (refer to Note 2). All other terms and conditions of the Agritope stock options did not change and will operate in accordance with their terms.

During April 2001, Exelixis granted approximately 545,000 supplemental stock options ("Supplemental Options") under the 2000 Equity Incentive Plan to certain employees (excluding officers and directors) who had stock options with exercise prices greater than $16.00 per share under the 2000 Equity Incentive Plan. The number of Supplemental Options granted was equal to 50% of the corresponding original grant held by each employee. The Supplemental Options have an exercise price of $16.00, vest monthly over a two-year period beginning April 1, 2001, and have a 27-month term. The vesting on the corresponding original stock options was halted and will resume in April 2003 following the completion of vesting of the Supplemental Options. This new grant constitutes a synthetic repricing as defined in FASB Interpretation Number 44, "Accounting for Certain Transactions Involving Stock Compensation" and will result in certain options being reported using the variable plan method of accounting for stock compensation expense until they are exercised, forfeited or expire. For the year ended December 31, 2001, the cumulative compensation expense recorded for the Supplemental Options was approximately $246,000.

A  summary  of  all  option  activity  is  presented  below:

                                                                          Weighted
                                                                           Average
                                                                          Exercise
                                                               Shares        Price
                                                             -----------     ------
Options outstanding at December 31, 1998 . . . . . . . . .    2,801,177      $ 0.25
  Granted . . . . . . . . . . . . . . . . . . . . . . . . .   2,892,202        0.32
  Exercised . . . . . . . . . . . . . . . . . . . . . . . .  (1,057,300)       0.26
  Cancelled . . . . . . . . . . . . . . . . . . . . . . . .    (169,552)       0.27
                                                             -----------

Options outstanding at December 31, 1999. . . . . . . . . .   4,466,527        0.29
  Granted . . . . . . . . . . . . . . . . . . . . . . . . .   4,992,725       16.35
  Exercised . . . . . . . . . . . . . . . . . . . . . . . .  (4,683,309)       0.53
  Cancelled . . . . . . . . . . . . . . . . . . . . . . . .    (283,108)       3.62
                                                             -----------

Options outstanding at December 31, 2000. . . . . . . . . .   4,492,835       17.70
  Granted . . . . . . . . . . . . . . . . . . . . . . . . .   3,160,628       14.47
  Exercised . . . . . . . . . . . . . . . . . . . . . . . .    (204,125)       2.75
  Cancelled . . . . . . . . . . . . . . . . . . . . . . . .    (270,902)      19.92
                                                             -----------

Options outstanding at December 31, 2001. . . . . . . . . .   7,178,436       16.63
                                                             ===========

At December 31, 2001 a total of 4,400,220 shares were available for grant under the Company's stock option plans.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:


                                          Options Outstanding and Exercisable
                                 ----------------------------------------------------
                                                     Weighted-Average      Weighted-
                                                         Remaining          Average
                                                     Contractual Life      Exercise
Exercise Price Range                  Number             (Years)             Price
                                 ------------------  -----------------    -----------
0.01-$0.01 . . . . . . . . . .            21,125             3.8             $0.01
0.27-$0.40 . . . . . . . . . .           479,179             6.6              0.28
1.33-$1.33 . . . . . . . . . .            84,617             8.0              1.33
5.72-$8.58 . . . . . . . . . .           114,845             5.5              5.93
8.69-$13.00. . . . . . . . . .         1,296,794             8.8             10.83
13.40-$20.00 . . . . . . . . .         3,866,571             7.6             16.28
20.13-$29.75 . . . . . . . . .           533,013             8.7             22.26
31.38-$47.00 . . . . . . . . .           782,292             8.4             37.84
                                 ----------------
                                       7,178,436             7.9             16.63
                                 ================

At December 31, 2001, a total of 1,200,876 shares of common stock purchased under the 1994, 1997 and 2000 Plans were subject to repurchase by the Company at a weighted average price of $0.72 per share. The weighted-average grant date fair value of options granted during the years ended December 31, 2001, 2000 and 1999 was $8.86, $10.01 and $0.08 per share, respectively.

Deferred Stock Compensation. During the period from January 1, 1999 through December 31, 2001, the Company recorded $29.9 million of deferred stock compensation in accordance with APB 25, SFAS 123 and EITF 96-18, related to stock options granted to consultants and employees. For options granted to consultants, the Company determined the fair value of the options using the Black-Scholes option pricing model with the following weighted-average assumptions: (a) no dividends; (b) expected volatility of 87%, 79% and 70% for 2001, 2000 and 1999, respectively; (c) risk-free interest rate of 5.70% for 2001 and 5.75% for 2000 and 1999; and (d) expected lives of 10 years for 2001 and 4 years for 2000 and 1999. Stock compensation expense is being recognized in accordance with FIN 28 over the vesting periods of the related options, generally four years. The Company recognized stock compensation expense of $7.4 million, $14.0 million and $3.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Stock  Purchase  Plan.  In  January  2000, the Company adopted the 2000 Employee
Stock Purchase Plan (the "ESPP"). The ESPP allows for qualified employees (as defined) to purchase shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each purchase period. The Company issued 224,780 and 88,683 shares of common stock during 2001 and 2000, respectively, pursuant to the ESPP at an average price per share of $10.56 and $11.05, respectively. The weighted average per share fair value for shares purchased pursuant to the ESPP during 2001 and 2000, was $6.60 and $5.08, respectively. A total of 300,000 shares of common stock were initially authorized for issuance under the ESPP. On the last day of each year for ten years, starting in 2000, the share reserve will automatically be increased by a number of shares equal to the greater of: 0.75% of the Company's outstanding shares on a fully-diluted basis; or that number of shares subject to stock awards granted under the plan during the prior 12-month period.

Pro Forma Information. The estimated fair value of stock based awards to employees is amortized over the vesting period for options and the six-month purchase period for stock purchases under the ESPP. Pro forma information pursuant to SFAS 123 is as follows (in thousands, except per share amounts):

                                             Year Ended December 31,
                                          -------------------------------
                                            2001       2000       1999
                                          ---------  ---------  ---------
Net loss:
  As reported. . . . . . . . . . . . . .  $(71,186)  $(75,311)  $(18,721)
  Pro forma  . . . . . . . . . . . . . .   (89,432)   (86,647)   (18,776)

Net loss per share (basic and diluted):
  As reported. . . . . . . . . . . . . .  $  (1.53)  $  (1.78)  $  (4.60)
  Pro forma. . . . . . . . . . . . . . .     (1.92)     (2.04)     (4.62)

Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three years ended December 31, 2001 is not representative of the pro forma effects on the results of operations for future periods.

For grants in 1999, the fair value of each option grant was estimated on the date of grant using the minimum value method with the following assumptions: 0% dividend yield; risk-free interest rates of 5.59% for 1999 and expected life of 5 years. For grants made in 2000 prior to the initial public offering, the minimum value method was used with the following assumptions: 0% dividend yield, risk-free interest rate of 6.51% and expected lives of 5 years. For grants in made 2000 subsequent to the initial public offering, the fair value of each option grant was determined using the Black-Scholes option pricing model with the following assumptions: volatility of 87%, 0% dividend yield; risk-free interest rate of 5.70% and expected lives of 4 years. For grants in made 2001, the fair value of each option grant was determined using the Black-Scholes option pricing model with the following assumptions: volatility of 88%, 0% dividend yield; risk-free interest rate of 4.16% and expected lives of 4 years. The fair value for shares purchased pursuant to the ESPP was determined using the Black-Scholes option pricing model with the following assumptions: volatility of 88% and 87% for 2001 and 2000, respectively, 0% dividend yield, risk-free interest rate of 5.74% and 6.08% for 2001 and 2000, respectively, and expected lives of 6 months.

401(k)  Plan

The Company sponsors a 401(k) Retirement Plan whereby eligible employees may elect to contribute up to the lesser of 20% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) Plan permits the Company to make additional matching contributions on behalf of all participants. Through December 31, 2001, the Company has not made any matching contributions.

NOTE  11  INCOME  TAXES

Due to operating losses and the inability to recognize the benefits there from, there is no provision for income taxes for the years ended December 31, 2001, 2000, and 1999.

At December 31, 2001, the Company had federal and California net operating loss carryforwards of approximately $99.0 million and $50.0 million, respectively, which expire at various dates beginning in the year 2005. The Company also had federal and California research and development credit carryforwards of approximately $3.0 million in each jurisdiction, which expire at various dates beginning in the year 2018.

Under the Internal Revenue Code, certain substantial changes in the Company's ownership could result in an annual limitation on the amount of net operating loss carryforwards which can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

The Company's deferred tax assets and liabilities consist of the following (in thousands):

                                                                   December 31,
                                                               -------------------
                                                                 2001       2000
                                                               ---------  ---------
Deferred tax assets:
  Net operating loss carryforwards. . . . . . . . . . . . . .  $ 36,700   $ 40,138
  Capitalized start-up and organizational costs, net. . . . .       787      1,371
  Tax credit carryforwards. . . . . . . . . . . . . . . . . .     5,070      4,815
  Capitalized reasearch and development costs . . . . . . . .     3,587      1,694
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,710     (1,883)
                                                               ---------  ---------
     Total deferred tax assets. . . . . . . . . . . . . . . .    55,854     46,135
  Valuation allowance . . . . . . . . . . . . . . . . . . . .   (53,004)   (44,107)
                                                               ---------  ---------
     Net deferred tax assets. . . . . . . . . . . . . . . . .  $  2,850   $  2,028
Deferred tax liabilities:
  Purchased intangibles . . . . . . . . . . . . . . . . . . .    (2,850)    (2,028)
                                                               ---------  ---------
     Net deferred taxes . . . . . . . . . . . . . . . . . . .  $      -   $      -
                                                               =========  =========

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $8.9 million, $27.8 million and $4.7 million during 2001, 2000 and 1999 respectively.

NOTE  12  COMMITMENTS

Leases

The Company leases office and research space and certain equipment under operating and capital leases that expire at various dates through the year 2017. Certain operating leases contain renewal provisions and require the Company to pay other expenses. Future minimum lease payments under operating and capital leases are as follows (in thousands):


                                                         Operating        Capital
Year Ending December 31,                                   Leases         Leases
--------------------------                           ---------------      -------
2002. . . . . . . . . . . . . . . . . . . . . . . .  $         7,102      $ 6,625
2003. . . . . . . . . . . . . . . . . . . . . . . .            6,485        6,625
2004. . . . . . . . . . . . . . . . . . . . . . . .            6,064        4,241
2005. . . . . . . . . . . . . . . . . . . . . . . .            5,433        1,313
2006. . . . . . . . . . . . . . . . . . . . . . . .            4,892            -
  Thereafter. . . . . . . . . . . . . . . . . . . .           51,182            -
                                                     ----------------     -------
                                                             $81,158       18,804
                                                     ================
  Less amount representing interest . . . . . . . .                        (1,713)
                                                                          --------
  Present value of minimum lease payments.. . . . .                        17,091
  Less current portion. . . . . . . . . . . . . . .                        (5,947)
                                                                          --------
  Long-term portion . . . . . . . . . . . . . . . .                       $11,144
                                                                          ========

Rent expense under noncancellable operating leases was approximately $5.8 million, $3.9 million and $1.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

In September 2000, the Company entered into a master lease agreement (the "Master Lease") with a third party lessor for a secured equipment lease line of up to $13.1 million. The Master Lease provides for quarterly borrowings that expire in June 2001. Each quarterly borrowing has a 3.5 year repayment term. At December 31, 2001, $9.1 million was outstanding under the Master Lease. Under the Master Lease, the Company is subject to certain financial covenants. As of December 31, 2001, the Company was in compliance with these covenants. During 2000, the Company entered into an equipment sale-leaseback agreement under the Master Lease resulting in proceeds to the Company of approximately $9.8 million.

During April 2001, the Company entered into a master lease agreement with a third-party lessor for a secured equipment lease line of credit of up to $12.0 million, which expires on March 31, 2002. The master lease agreement provides for a periodic delivery structure. Each delivery has a payment term of 36 or 48 months depending on the type of the equipment purchased under the lease. At December 31, 2001, $8.0 million was outstanding under the equipment lease line of credit. Under the master lease agreement, the Company is subject to certain financial covenants. As of December 31, 2001, the Company was in compliance with all such covenants.

Licensing  Agreements

The Company has entered into several licensing agreements with various universities and institutions under which it obtained exclusive rights to certain patent, patent applications and other technology. Future payments pursuant to these agreements are as follows (in thousands):

Year Ending December 31, 2001
------------------------------
2002 . . . . . . . . . . . . . .      $1,454
2003 . . . . . . . . . . . . . .       1,403
2004 . . . . . . . . . . . . . .         954
2005 . . . . . . . . . . . . . .         953
2006 . . . . . . . . . . . . . .         954
  Thereafter . . . . . . . . . .         954
                                      -------
                                      $6,672
                                      =======

In addition to the payments summarized above, the Company is required to make royalty payments based upon a percentage of net sales of any products or services developed from certain of the licensed technologies and milestone payments upon the occurrence of certain events as defined by the related agreements. No such royalties or milestones have been paid through December 31, 2001.

Consulting  Agreements

The Company has entered into consulting agreements with certain scientific collaborators including members of the Scientific Advisory Board. All existing agreements are cancelable within 30 to 60 days. Total consulting expense incurred under these agreements during the years ended December 31, 2001, 2000 and 1999 was $53,400, $168,838 and $352,000, respectively.

NOTE  13  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):



                                                               Fiscal 2001 Quarter Ended
                                          ---------------------------------------------------------------
                                              March 31,    June 30,(1)    September 30,   December 31,(2)
                                          --------------- ------------   --------------   ---------------
Total revenues   .  .  . . . . . . . . .  $       7,734   $     8,551     $   11,928      $       12,793
Loss from operations . . . . . . . . . .        (14,391)      (24,879)       (17,296)            (18,748)
Net loss              .. . . . . . . . .        (12,719)      (23,708)       (16,490)            (18,269)
Basic and diluted net loss per share   .  $       (0.29)  $     (0.52)  $      (0.35)     $        (0.38)

                                                               Fiscal 2000 Quarter Ended
                                          ---------------------------------------------------------------
                                              March 31,      June 30,    September 30,    December 31,(1)
                                          --------------- ------------   --------------   ---------------
Total revenues . . . . . . . . . . . . .  $        5,951   $     5,616   $        6,118   $        7,074
Loss from operations . . . . . . . . . .          (7,277)      (12,670)         (11,155)         (49,879)
Net loss              .. . . . . . . . .          (7,287)      (10,972)          (8,999)         (48,052)
Basic and diluted net loss per share   .  $        (1.23)  $     (0.32)  $        (0.22)  $        (1.13)

(1) Includes a charge of $6.7 million relating to acquired in-process research and development recorded in connection with the acquisition of Artemis.
(2) Includes a charge of $2.8 million relating to impairment of goodwill recorded in connection with the acquisition of Genomica.
(3) Includes a charge of $38.1 million relating to acquired in-process research and development recorded in connection with the acquisition of Agritope.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 14, 2001, the Company filed a Current Report on Form 8-K announcing the dismissal of PricewaterhouseCoopers LLP ("PwC") as the independent accountants of the Company and the appointment of Ernst & Young LLP as its independent auditors. The decision to change independent accountants was approved by the Audit Committee under authority granted by the Board of Directors of the Company.

The independent accountants' reports on the Company's financial statements for each of the fiscal years ended December 31, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with its audits for the fiscal years ended December 31, 2000 and 1999 and through December 14, 2001, there were no disagreements as defined by
Item 304 (a)(1)(iv) of Regulation S-K between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in their reports on the financial statements for such years.

During the fiscal years ended December 31, 2000 and 1999, and through December 14, 2001, there were no reportable events as that term is defined in Item 304
(a)(1)(v)  of  Regulation  S-K.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Information required by this item will be contained under the captions "Election of Class III Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Compensation" in Exelixis' definitive proxy statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the SEC (the "Proxy Statement"), and is hereby incorporated by reference thereto.

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

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information required by this item will be contained in the Proxy Statement under the caption "Certain Transactions," and is hereby incorporated by reference thereto.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

(a)  The  following  documents  are  being  filed  as  part  of  this  report:

     (1) The following financial statements of the Company and the Report of the Independent Auditors are included in Part II, Item 8:
                                                                          Page
                                                                          ----
     Report  of  Ernst  &  Young  LLP,  Independent  Auditors               37
     Report  of  PricewaterhouseCoopers LLP, Independent  Accountants       38
     Consolidated  Balance  Sheets                                          39
     Consolidated  Statements  of  Operations                               40
     Consolidated  Statements  of  Stockholders'  Equity  (Deficit)         41
     Consolidated  Statements  of  Cash  Flows                              42
     Notes  to  Consolidated  Financial  Statements                         43

     (2) All financial statement schedules are omitted because the information is inapplicable or presented in the Consolidated Financial Statements or notes.

     (3) The items listed on the Index to Exhibits on pages 66 and 67 are incorporated herein by reference.

(b)  Reports  on  Form  8-K.

Exelixis filed a Current Report on Form 8-K on November 14, 2001, reporting the Company's financial results for the third quarter of fiscal year 2001 pursuant to Item 9 of Form 8-K.

Exelixis filed a Current Report on Form 8-K on December 20, 2001, announcing a change in the Company's auditors to Ernst & Young, LLP.

(c)  See  (a)(3)  above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 19, 2002.


                                       EXELIXIS,  INC.

                                       By:     /s/George  A.  Scangos,  Ph.D.
                                       --------------------------------------
                                       George  A.  Scangos,  Ph.D.
                                       President  and  Chief  Executive  Officer

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




Signature                             Title                                     Date

 /s/George A. Scangos, Ph.D.
------------------------------------
 George A. Scangos, Ph.D.             President, Chief Executive Officer        March 19, 2002
                                      and Director
                                      (Principal Executive Officer)

/s/Glen Y. Sato
------------------------------------
 Glen Y. Sato                         Chief Financial Officer                   March 19, 2002
                                      (Principal Financial/Accounting Officer)

 /s/Stelios Papadopoulos, Ph.D.
------------------------------------
 Stelios Papadopoulos, Ph.D.          Chairman of the Board of Directors        March 19, 2002

 /s/Charles Cohen, Ph.D.
------------------------------------
 Charles Cohen, Ph.D.                 Director                                  March 19, 2002

 /s/Geoffrey Duyk, M.D., Ph.D.
------------------------------------
 Geoffrey Duyk, M.D., Ph.D.           Director                                  March 19, 2002

 /s/Jason S. Fisherman, M.D.
------------------------------------
 Jason S. Fisherman, M.D.             Director                                  March 19, 2002

 /s/Jean Francois Formela, M.D.
------------------------------------
 Jean-Francois Formela, M.D.          Director                                  March 19, 2002

 /s/Vincent Marchesi, M.D., Ph.D.
------------------------------------
 Vincent Marchesi, M.D., Ph.D.        Director                                  March 19, 2002

 /s/Peter Stadler, Ph.D.
------------------------------------
 Peter Stadler, Ph.D                  Director                                  March 19, 2002

 /s/Lance Willsey, M.D.
------------------------------------
 Lance Willsey, M.D.                  Director                                  March 19, 2002


                                INDEX TO EXHIBITS

Exhibit
Number     Description

2.1 Agreement and Plan of Merger and Reorganization, dated September 7, 2000, among Exelixis, Athens Acquisition Corp. and Agritope, Inc. (Incorporated by reference to Annex A of Exelixis' Registration Statement on Form S-4 (No. 333-47710), filed with the SEC on October 11, 2000, as amended).

2.2 Share Exchange and Assignment Agreement, dated April 23, 2001, by and among Exelixis, Inc. and among Exelixis, Inc. and the Artemis stockholders named therein (5)

2.3 Share Exchange and Assignment Agreement, dated April 23, 2001, by and among Exelixis, Inc. and the Artemis stockholders named therein. (4)

2.4 Agreement and Plan of Merger and Reorganization, dated as of November 19, 2001, by and among the Registrant, Bluegreen Acquisition Sub, Inc. and Genomica Corporation, previously was filed as an annex to the Registrant's registration statement on Form S-4, as amended (Registration No. 333-74120).

3.1       Amended and  Restated Certificate  of  Incorporation  of Exelixis (1).

3.2       Amended  and  Restated  Bylaws  of  Exelixis  (1)

4.1       Specimen  Common  Stock  Certificate  (1)

4.2 Fourth Amended and Restated Registration Rights Agreement, dated February 26, 1999 among Exelixis and Certain Stockholders of Exelixis
          (1)

4.3 Warrant, dated August 17, 1998, to purchase 125,796 post-split shares of Exelixis Series A preferred stock in favor of Comdisco, Inc. (1).

4.4 Warrant, dated August 17, 1998, to purchase 15,365 post-split shares of Exelixis Series A preferred stock in favor of Greg Stento (1).

4.5 Warrant, dated January 24, 1996, to purchase 267,857 post-split shares of Exelixis Series B convertible stock in favor of MMC/GATX Partnership No. 1 (1)

4.6 Warrant, dated September 25, 1997, to purchase 63,750 post-split shares of Exelixis common stock in favor of MMC/GATX Partnership No. 1
          (1).

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

4.10 Warrant, dated April 1, 2000, to purchase 70,875 shares of Exelixis common stock in favor of Slough Estates USA, Inc. (2).

4.11 Warrant, dated April 1, 2000, to purchase 6,300 shares of Exelixis common stock in favor of Bristow Investments, L.P. (2).

4.12 Warrant, dated April 1, 2000, to purchase 1,575 shares of Exelixis common stock in favor of Laurence and Magdalena Shushan Family Trust
          (2).

4.13 Form of Convertible Promissory Note, dated May 22, by and between Exelixis, Inc. and Protein Design Labs, Inc. (6).

4.14 Form of Note Purchase Agreement, dated May 22, by and between Exelixis, Inc.and Protein Design Labs, Inc. (6)

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

10.8*** Collaboration Agreement, dated December 16, 1999, between Exelixis, Bayer Corporation and Genoptera LLC (1).

10.9*** Operating Agreement, dated December 15, 1999, between Exelixis, Bayer Corporation and Genoptera LLC (1)

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

10.15     Addendum  dated  as  of August 31, 2000, to the Master Lease Agreement
(3).

10.16 Amendment No. 1 to the Master Lease Agreement, dated September 6, 2000, between Comdisco, Inc. and Exelixis (3).

10.17 Purchase-Leaseback Agreement, dated September 8, 2000, between Comdisco, Inc. and Exelixis (3).

10.18 Master Services Agreement, dated November 15, 1999, between Artemis Pharmaceuticals GmbH and Exelixis (1).

10.19*** Research Collaboration and Technological Transfer Agreement, dated September 14, 1999, between Bristol-Myers Squibb and Exelixis (1).

10.20*** Corporate Collaboration Agreement, dated February 26, 1999, between Pharmacia & Upjohn AB and Exelixis (1).

10.21*** Amendment to Corporate Collaboration Agreement, dated October, 1999, between Pharmacia & Upjohn AB and Exelixis (1).

10.22*** Mechanism of Action Collaboration Agreement, dated July 11, 2000 between Exelixis and Dow AgroSciences LLC (Incorporated by reference from Exelixis' Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2000).

10.23 Asset Purchase Agreement, dated July 11, 1999, between MetaXen/Xenova and Exelixis (1).

10.24* Employment Agreement, dated September 13, 1996, between George Scangos, Ph.D. and Exelixis (1).

10.25* Employment Agreement, dated April 14, 1997, between Geoffrey Duyk, M.D., Ph.D. and Exelixis (1).

10.26* Employment Agreement, dated October 19, 1999, between Glen Y. Sato, Chief Financial Officer and Vice President, Legal Affairs and Exelixis
          (1).

10.27 Master Lease Agreement, dated April 9, 2001, between GE Capital Corporation and Exelixis, Inc. (7)

10.28*** Collaboration Agreement, dated May 22, 2001, by and between Exelixis, Inc. and Protein Design Labs, Inc. (6)

10.29 Form of Stock Purchase Agreement, dated as of July 17, 2001, by and between Exelixis, Inc. and Bristol-Myers Squibb Company (8)

10.30*** Cancer Collaboration Agreement, dated July 17, 2001, by and between Exelixis, Inc. and Bristol-Myers Squibb Company (8)

10.31*** License Agreement, dated July 17, 2001, by and between Exelixis, Inc. and Bristol-Myers Squibb Company (8)

21.1      Subsidiaries  of  Exelixis.

23.1      Consent  of  Independent  Auditors.

23.2      Consent  of  PricewaterhouseCoopers LLP, Independent  Accountants

24.1      Power  of  Attorney  (contained  on  signature  page).

***  Confidential  treatment  granted  for  certain  portions  of  this exhibit.


*  Management  contract  or  compensatory  plan.

     1. Incorporated by reference to Exelixis' Registration Statement on Form S-1 (No. 333-30978), filed with the SEC on February 7, 2000, as amended.
     2. Incorporated by reference from Exelixis' Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2000.
     3. Incorporated by reference from Exelixis' Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2000.
     4. Filed with Exelixis' Item 2 Current Report on Form 8-K filed on May 15, 2001 and incorporated herein by reference.
     5. Filed with Exelixis' Item 2 Current Report on Form 8-K filed on May 15, 2001 and incorporated herein by reference.
     6. Filed with Exelixis' Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as amended, and incorporated herein by reference.
     7. Filed with Exelixis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
     8. Filed with Exelixis' Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.