Form 10-Q
period 2002-03-31
EXELIXIS INC
filed 2002-05-13
CIK 939767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                    FORM 10-Q


                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: MARCH 31, 2002

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

                    Yes  [X]                          No  [  ]

As of April 30, 2002, there were 56,929,951 shares of the registrant's common stock outstanding.

                                 EXELIXIS, INC.

                                    FORM 10-Q

                                      INDEX

                         PART I.   FINANCIAL INFORMATION

                                                                        Page No.
Item  1.       Financial  Statements

               Consolidated  Condensed  Balance  Sheets
               March  31,  2002  and  December  31,  2001                      3

               Consolidated  Condensed  Statements  of  Operations
               Three  months  ended  March  31,  2002  and  2001               4

               Consolidated  Condensed  Statements  of  Cash  Flows
               Three  months  ended  March  31,  2002  and  2001               5

               Notes  to  Consolidated  Condensed  Financial  Statements       6

Item  2.       Management's  Discussion  and  Analysis  of
               Financial  Condition  and  Results  of  Operations             10

Item  3.       Quantitative  and  Qualitative  Disclosures  About
               Market  Risk                                                   16

                           PART II. OTHER INFORMATION

Item  2.       Changes  in  Securities  and  Use  of  Proceeds                17

Item  5.       Other  Information  -  Risk  Factors                           17

Item  6.       Exhibits  and  Reports  on  Form  8-K                          28

                                    SIGNATURE

                         PART I.  FINANCIAL INFORMATION

Item  1.  Financial  Statements



                                      EXELIXIS, INC.
                          CONSOLIDATED CONDENSED BALANCE SHEETS
                            (in thousands, except share data)


                                                              March 31,     December 31,
                                                                 2002         2001 (1)
                                                             ------------  --------------
ASSETS                                                       (unaudited)
Current assets:
  Cash and cash equivalents                                  $    21,444   $      35,584
  Short-term investments                                         176,638         192,116
  Other receivables                                                3,645           4,026
  Other current assets                                             3,600           2,873
                                                             ------------  --------------
    Total current assets                                         205,327         234,599

Property and equipment, net                                       35,979          36,500
Related party receivables                                            910             937
Goodwill,net                                                      68,334          62,357
Other intangibles, net                                             5,302           7,126
Other assets                                                       5,080           5,095
                                                             ------------  --------------
    Total assets                                             $   320,932   $     346,614
                                                             ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                      $     7,244   $      10,837
  Accrued benefits                                                 4,573           5,000
  Obligation assumed to exit certain activities of Genomica        1,295           2,919
  Accrued merger and acquisition costs                               425           2,217
  Current portion of capital lease obligations                     6,508           5,947
  Current portion of notes payable                                   828           1,200
  Deferred revenue                                                10,073          12,237
                                                             ------------  --------------
    Total current liabilities                                     30,946          40,357

Capital lease obligations                                         11,140          11,144
Notes payable                                                        558             652
Convertible promissory note                                       30,000          30,000
Acquisition liability                                                  -           6,871
Other long-term liabilities                                          236               -
Deferred revenue                                                  18,632          20,370
                                                             ------------  --------------
    Total liabilities                                             91,512         109,394
                                                             ------------  --------------

Commitments

Stockholders' equity:
  Preferred stock                                                      -               -
  Common stock                                                        58              56
  Additional paid-in-capital                                     454,819         444,229
  Notes receivable from stockholders                              (1,854)         (2,205)
  Deferred stock compensation, net                                (3,170)         (4,137)
  Accumulated other comprehensive income (loss)                     (788)            501
  Accumulated deficit                                           (219,645)       (201,224)
                                                             ------------  --------------
    Total stockholders' equity                                   229,420         237,220
                                                             ------------  --------------

    Total liabilities and stockholders' equity               $   320,932   $     346,614
                                                             ============  ==============

(1) The consolidated condensed balance sheet at December 31, 2001 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these consolidated financial statements.



                                 EXELIXIS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                             Three Months Ended March 31,
                                           -------------------------------
                                               2002               2001
                                           ------------       ------------
                                                     (unaudited)
Revenues:
  Contract and government grants           $     8,909        $     6,810
  License                                        2,651                924
                                           ------------       ------------
    Total revenues                              11,560              7,734
                                           ------------       ------------

Operating expenses:
  Research and development (1)                  26,419             16,815
  Selling, general and administrative (2)        4,879              4,260
  Amortization of goodwill and intangibles         166              1,050
                                           ------------       ------------
    Total operating expenses                    31,464             22,125
                                           ------------       ------------

Loss from operations                           (19,904)           (14,391)

Other income (expense):
  Interest income                                2,121              1,883
  Interest expense                                (704)              (223)
  Other income (expense), net                       66                 12
                                           ------------       ------------
    Total other income (expense)                 1,483              1,672

Net loss                                   $   (18,421)       $   (12,719)
                                           ============       ============

Basic and diluted net loss per share       $     (0.33)        $    (0.29)
                                           ============       ============

Shares used in computing basic and
  diluted net loss per share                    55,654             44,372
                                           ============       ============

(1) Includes stock compensation expense of $482 and $1,168 for the three months ended March 31, 2002 and 2001, respectively.

(2) Includes stock compensation expense of $336 and $708 for the three months ended March 31, 2002 and 2001, respectively.

The accompanying notes are an integral part of these consolidated financial statements.



                                        EXELIXIS, INC.
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (in thousands)


                                                                      Three Months Ended March 31,
                                                                     -----------------------------
                                                                         2002             2001
                                                                     -----------       -----------

Cash flows from operating activities:
  Net loss                                                            $(18,421)         $(12,719)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                      3,250             1,744
      Stock compensation expense                                           818             1,876
      Amortization of goodwill (2001 only) and intangibles                 166             1,050
      Other                                                                108                 -
    Changes in assets and liabilities:
      Other receivables                                                    257              (132)
      Other current assets                                                (758)               79
      Related party receivables                                             25                79
      Other assets                                                        (200)             (726)
      Accounts payable and accrued expenses                             (3,960)            2,982
      Obligation assumed to exit certain activities of Genomica         (1,651)                -
      Accrued merger and acquisition costs                              (2,043)           (4,295)
      Deferred revenue                                                  (3,902)            9,467
                                                                      -----------       -----------

      Net cash used in operating activities                            (26,311)             (595)
                                                                      -----------       -----------

Cash flows provided from investing activities:
  Purchases of property and equipment                                     (474)           (2,936)
  Proceeds from maturities of short-term investments                    34,558            51,629
  Purchases of short-term investments                                  (20,327)          (27,215)
                                                                      -----------       -----------

      Net cash provided by investing activities                         13,757            21,478
                                                                      -----------       -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options
   and warrants, net of repurchases                                         64                60
  Repayment of notes from stockholders                                     351                56
  Principal payments on capital lease obligations                       (1,511)             (928)
  Principal payments on notes payable                                     (525)             (395)
                                                                      -----------       -----------

      Net cash used in financing activities                             (1,621)           (1,207)
                                                                      -----------       -----------

Effect of foreign exchange rates on cash and cash equivalents               35                 -
                                                                      -----------       -----------

Net increase (decrease) in cash and cash equivalents                   (14,140)           19,676
Cash and cash equivalents, at beginning of period                       35,584            19,552
                                                                      -----------       -----------

Cash and cash equivalents, at end of period                           $ 21,444          $ 39,228
                                                                      ===========       ===========

The  accompanying  notes  are  an  integral  part  of  these  consolidated condensed financial statements.

                                 EXELIXIS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)

Note  1.   Organization  and  Summary  of  Significant  Accounting  Policies

Organization
------------

Exelixis, Inc. ("Exelixis" or the "Company") is a biotechnology company whose primary mission is to develop proprietary human therapeutics by leveraging its integrated discovery platform to increase the speed, efficiency and quality of pharmaceutical product discovery and development. The Company uses comparative genomics and model system genetics to find new drug targets that Exelixis believes would be difficult or impossible to uncover using other experimental approaches. The Company's research is designed to identify novel genes and proteins expressed by those genes, that, when changed, either decrease or increase the activity in a specific disease pathway in a therapeutically relevant manner. These genes and proteins represent either potential product targets or drugs that may treat disease or prevent disease initiation or progression. The Company's most advanced proprietary pharmaceutical program focuses on drug discovery and development of small molecules in cancer. While the Company's proprietary programs focus on drug discovery and development, Exelixis believes that its proprietary technologies are valuable to other industries whose products can be enhanced by an understanding of DNA or proteins, including the agrochemical, agricultural and diagnostic industries.

Basis  of  Presentation
-----------------------

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

Net  Loss  per  Share
---------------------

Basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, adjusted for shares that are subject to repurchase. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common stock consists of common stock subject to repurchase, incremental common shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of the convertible promissory note.

Comprehensive  Income  (Loss)
-----------------------------

Comprehensive income (loss) generally represents all changes in stockholder's equity except those resulting from investments or contributions by stockholders. Total comprehensive loss amounted to $19.7 million and $12.5 million for the three-month periods ended March 31, 2002 and 2001, respectively.

Recent  Accounting  Pronouncements
----------------------------------

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.

In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. In addition, the Company re-characterized acquired assembled workforce as goodwill because it is no longer defined as an acquired intangible asset under SFAS No. 141, "Business Combinations". Accordingly, no acquired workforce amortization was recognized during the quarter ended March 31, 2002. The provisions of SFAS 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of change in accounting principle. During the quarter ended March 31, 2002, the Company completed the transitional impairment test, which did not result in impairment of recorded goodwill. The Company will continue to monitor the carrying value of goodwill through the annual impairment tests. For further discussion, see Note 4, "Goodwill and Other Acquired Intangibles".

A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and assembled workforce amortization follows (in thousands, except per share amounts):


                                                 Three Months Ended
                                                      March 31,
                                                --------------------
                                                   2002       2001
                                                ---------  ---------
Reported net loss                               $(18,421)  $(12,719)
Add:  Goodwill amortization                            -        886
      Assembled workforce amortization                 -         80
                                                ---------  ---------
Adjusted net loss                               $(18,421)  $(11,753)
                                                =========  =========

Net loss per share, basic and diluted           $  (0.33)  $  (0.29)
Add:  Goodwill amortization                            -       0.02
      Assembled workforce amortization                 -       0.00
                                                ---------  ---------
Adjusted net loss per share, basic and diluted  $  (0.33)  $  (0.27)
                                                =========  =========


On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The primary objectives of SFAS 144 were to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

Note  2.  Genomica  Exit  Plan

During December 2001, in connection with the acquisition of Genomica Corporation ("Genomica"), Exelixis adopted an exit plan for Genomica to improve the operating efficiency of the combined company. Under this exit plan, the Company terminated Genomica's entire workforce and abandoned its leased facilities in Boulder, Colorado and Sacramento, California. The estimated costs of the exit plan amounted to $2.9 million and were included as part of the liabilities assumed in the acquisition.

The activity impacting the exit plan accrual during the three months ended March 31, 2002, including changes in estimates made by management based on available information, is summarized in the table below (in thousands):


                         Balance at                    Change in     Balance at
                        December 31,      Cash          Reserve       March 31,
                            2001        Payments        Estimate        2002
                        ------------  -------------  -------------  ------------
Severance and benefits         1,216        (1,459)           293             50
Lease abandonment              1,703          (192)          (266)         1,245
                        ------------  -------------  -------------  ------------
   Total exit costs            2,919        (1,651)            27          1,295
                        ============  =============  =============  ============


Note  3.  Derivative  Financial  Instruments

Beginning in 2002, the Company manages exposures to the changes in foreign currency exchange rates through a program of risk management that includes the use of derivative financial instruments. The Company utilizes derivative financial instruments solely to hedge identified exposures and by policy prohibits the use of derivative instruments for speculative or trading purposes. The Company's derivative financial instruments are recorded at fair value and are included in other current assets or other accrued liabilities.

The Company has entered into foreign currency exchange combination option contracts denominated in European Union euro to minimize the effect of foreign exchange rate movements on the cash flows related to the Company's payments to its German subsidiaries for services provided by the subsidiaries. The Company has designated these derivatives as foreign currency cash flow hedges. The effective portion of the gain or loss on the derivative instrument is reported as a separate component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in other income or expense in current earnings in the period of change.

During the three months ended March 31, 2002, the Company recognized no gain or loss related to the ineffective portion of the hedging instruments. As of March 31, 2002, the Company expects to reclassify $18,000 of net gains on derivative instruments from accumulated other comprehensive income to earnings over the next 12 months due to the payment of foreign currency to its German subsidiaries.

Note  4.  Goodwill  and  Other  Acquired  Intangibles

Changes in the carrying amount of goodwill for the quarter ended March 31, 2002, are as follows (in thousands):

Balance as of December 31, 2001                             $62,357
Reclassification of intangible asset - assembled workforce    1,658
Exercise of Artemis Call Option                               4,042
Other                                                           277
                                                            -------
Balance as of March 31, 2002                                $68,334
                                                            =======


In connection with the Company's May 2001 acquisition of Artemis Pharmaceuticals GmbH ("Artemis"), Exelixis received a call option from, and issued a put option to, certain stockholders of Artemis for the issuance of approximately 480,000 shares of Exelixis common stock in exchange for the remaining 22% of the outstanding capital stock of Artemis held by the option holders. In January 2002, Exelixis exercised its call option for the purchase of the remaining 329,591 shares. The additional purchase price was recorded as an increase to goodwill of approximately $4.0 million.

The Company performed an impairment test of goodwill as of January 1, 2002. No impairment charge was necessary.

The components of the Company's other acquisition-related intangible assets are as follows (in thousands):

                                       At March 31, 2002
                         ------------------------------------------
                            Gross
                           Carrying     Accumulated
                            Amount      Amortization       Net
                         ------------  --------------  ------------
Developed technology     $      1,640  $        (250)  $      1,390
Patents/core technology         4,269           (357)         3,912
                         ------------  --------------  ------------
   Total                 $      5,909  $        (607)  $      5,302
                         ============  ==============  ============

                                     At December 31, 2001
                         ------------------------------------------
                            Gross
                           Carrying     Accumulated
                            Amount      Amortization       Net
                         ------------  --------------  ------------
Developed technology     $      1,640  $        (156)  $      1,484
Patents/core technology         4,269           (285)         3,984
Assembled workforce             2,270           (612)         1,658
                         ------------  --------------  ------------
   Total                 $      8,179  $      (1,053)  $      7,126
                         ============  ==============  ============

Amortization expense related to the other acquisition related intangible assets for the first quarter of 2002 was $0.2 million and for the first quarter of 2001 was $0.1 million. The expected future annual amortization expense of the other acquisition-related intangible assets is as follows (in thousands):


                                      Amortization
Year Ending December 31,                 Expense
------------------------------------  -------------
2002                                  $         666
2003                                            666
2004                                            633
2005                                            533
2006                                            315
Thereafter                                    2,655
                                      -------------
  Total expected future amortization  $       5,468
                                      =============

Note  5.  Subsequent  Event

In April 2002, Exelixis sold the Genomica software business to Visualize Inc. ("Visualize") for future consideration of up to $2.35 million in license fees and future royalty payments. Pursuant to the terms of the transaction, Visualize obtained a license with all rights and obligations to third parties currently licensing the Genomica software, including the sole right to further develop and license the software to other third parties. In addition, Visualize assumed the lease obligation for the Company's abandoned facility in Sacramento, California. Exelixis retained an internal use license for the software. In the second quarter of 2002, the Company anticipates recording this transaction as discontinued operations of the Genomica business. Management is in the process of evaluating the financial impact of this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2001 audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. Operating results are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "should," "estimate," "predict," "potential," "continue" or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed under the caption "Item 5 - Risk Factors" and those discussed elsewhere in this report and in our Annual Report on Form 10-K. Exelixis undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Our strategy is to establish collaborations with major pharmaceutical, biotechnology and agrochemical companies based on the strength of our technologies and biological expertise as well as to support additional development of our proprietary products. Through these collaborations, we obtain license fees and research funding, together with the opportunity to receive milestone payments and royalties from research results and subsequent product development. In addition, many of our collaborations have been structured strategically to provide us access to technology to advance our internal programs, saving both time and money, while at the same time retaining rights to use the same information in different industries. Our collaborations with leading companies in the agrochemical industries allow us to continue to expand our internal development capabilities while providing our partners with novel targets and assays. Since we believe that agrochemical products have reduced development time and lower risk, we expect to be able to maximize our potential future revenue stream through partnering in multiple industries. We have active commercial collaborations with several leading pharmaceutical, biotechnology and agrochemical companies: Aventis CropScience LLC, Bayer Corporation, Bristol-Myers Squibb Company (two collaborations), Cytokinetics, Inc., Dow AgroSciences LLC, Elan Pharmaceuticals, Inc., Merck & Co., Inc., Protein Design Labs, Inc., Scios Inc. and Schering-Plough Research Institute, Inc.

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

We have a history of operating losses resulting principally from costs associated with research and development activities, investment in core technologies and general and administrative functions. As a result of planned expenditures for future research and development activities, including manufacturing and development expenses for compounds in pre-clinical and clinical studies, we expect to incur additional operating losses for the foreseeable future.

Results  of  Operations

     Revenues

Total revenues were approximately $11.6 million and $7.7 million for the three-month periods ended March 31, 2002 and 2001, respectively. The increase in revenues over the 2001 level was primarily driven by revenues from corporate collaborations established in 2001 with Protein Design Labs and Bristol-Myers Squibb and compound deliveries under one of our four chemistry collaborations established in 2001 to jointly design custom high-throughput screening compound libraries.

     Research  and  Development  Expenses

Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs, supplies, licenses and depreciation of facilities and laboratory equipment. Research and development expenses were $26.4 million and $16.8 million for the three-month periods ended March 31, 2002 and 2001, respectively. The increase in 2002 over 2001 resulted primarily from the following costs:

- Increased Personnel - Staffing costs for the three-month period ended March 31, 2002 increased by approximately 61% to approximately $10.9 million from the three-month period ended March 31, 2001. The increase was to support new collaborative arrangements and Exelixis' internal proprietary research efforts, including increased expenses related to staff hired with the acquisition of Artemis in May 2001. Salary, bonuses, related fringe benefits, recruiting and relocation costs are included in personnel costs. We expect these personnel costs to increase further as we continue to build our organization.

- Increased Lab Supplies - As a result of the increase in personnel and the significant expansion of drug discovery operations, the cost of lab supplies increased 105% to approximately $5.1 million for the three-month period ended March 31, 2002 from the period ended March 31, 2001.

- Increased Licenses and Consulting - To support new collaborative arrangements, conduct pre-clinical and clinical development, manufacturing and further development of proprietary programs, license and consulting expenses increased 81% to approximately $2.0 million for the three-month period ended March 31, 2002 from the three-month period ended March 31, 2001.

As part of our new collaboration with Bristol-Myers Squibb in July 2001, we received an exclusive worldwide license to develop and commercialize a selected analogue of the Bristol-Myers Squibb anticancer compound, DEAE Rebeccamycin. Phase I trials of the Rebeccamycin analogue have been completed and demonstrated an acceptable safety profile. In ongoing Phase II trials, being conducted by the National Cancer Institute, the compound has demonstrated activity against some tumor types. Planning for additional clinical studies is currently underway and should be finalized later in 2002. During the period ended March 31, 2002, we continued to grow our clinical research and development staff. We currently do not have manufacturing capabilities or experience necessary to produce materials for clinical trials. We plan to rely on collaborators and third-party contractors to produce materials for clinical trials. We expect clinical costs will increase in the future as we enter clinical trials for new product candidates and additional trials for our Rebeccamycin analogue. We currently do not have estimates of total costs to reach the market by a particular drug candidate or in total. Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize products. In addition, clinical trials of our potential products may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.

We expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollar amounts in the future as we continue to advance drug discovery and development programs, including manufacturing and clinical development efforts on our maturing pipeline of products.

     General  and  Administrative  Expenses

General and administrative expenses consist primarily of personnel costs to support our research and development activities, facilities costs and professional expenses, such as legal fees. General and administrative expenses were approximately $4.9 million and $4.3 million for the three-month periods ended March 31, 2002 and 2001, respectively. The increase in 2002 over 2001 of approximately 14%, was driven primarily by costs associated with personnel and facilities to support expansion in our research and development operations.

     Stock  Compensation  Expense

Deferred stock compensation for options granted to our employees is the difference between the fair value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. Deferred stock compensation for options granted to consultants has been determined based upon estimated fair value, using the Black-Scholes option valuation model. As of March 31, 2002, we have approximately $3.2 million of remaining deferred stock compensation related to stock options granted to consultants and employees. In connection with the grant of stock options to employees and consultants, we recorded no additional deferred stock compensation during the three-month period ended March 31, 2002, compared to $0.2 million during the three-month period ended March 31, 2001. These amounts were recorded as a component of stockholders' equity and are being amortized as stock compensation expense over the vesting periods of the options, which is generally four years. We recognized stock compensation expense of $0.8 million and $1.9 million for the three-month periods ended March 31, 2002 and 2001, respectively. The decrease in stock compensation expense in 2002 compared to 2001 primarily resulted from the accelerated amortization method used for accounting purposes.

During April 2001, we granted approximately 545,000 supplemental stock options under our 2000 Equity Incentive Plan to certain employees (excluding officers and directors) who had stock options under the 2000 Equity Incentive Plan with exercise prices greater than $16.00 per share. The number of supplemental options granted was equal to 50% of the corresponding original grant held by each employee. The supplemental options have an exercise price of $16.00, vest monthly over a two-year period beginning April 1, 2001, and have a 27-month term. The vesting on the corresponding original stock options was suspended and will resume in April 2003 following the completion of vesting of the supplemental options. This new grant constitutes a synthetic repricing as defined in FASB Interpretation Number 44, "Accounting for Certain Transactions Involving Stock Compensation," and will result in certain options being reported using the variable plan method of accounting for stock compensation expense until they are exercised, forfeited or expire. For the period ended March 31, 2002, we recorded a reversal of previously recorded compensation expense relating to the supplemental options of $246,000 resulting from a decrease in the market value of our common stock.

     Amortization  of  Goodwill  and  Intangibles

We implemented Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on January 1, 2002. Accordingly, goodwill and other intangible assets deemed to have indefinite lives are no longer being amortized but will be subject to annual impairment tests in accordance with SFAS 142.

Goodwill and intangibles result from our acquisitions of Genomica, Artemis and Agritope (now renamed Exelixis Plant Sciences). Amortization of intangibles was $0.2 million for the three-month period ended March 31, 2002, and amortization of goodwill and intangibles was $1.1 million for the three-month period ended March 31, 2001. The decrease from 2001 was primarily related to our adoption of SFAS 142.

     Other  Income  (Expense)

Other income (expense) primarily consists of interest income earned on cash, cash equivalents and short-term investments, partially offset by interest expense incurred on notes payable and capital lease obligations. Total other income (expense) was income of $1.5 million for the three-month period ended March 31, 2002, compared to income of $1.7 million for the comparable period in 2001. The decrease year-over-year primarily relates to an increase in interest expense on capital lease obligations and notes payable, partially offset by increased interest income as a result of increased cash and investment balances.

Liquidity  and  Capital  Resources

Since inception, we have financed our operations primarily through issuances of capital stock, loans, equipment lease financings and other loan facilities and payments from collaborators. In addition, during December 2001, we acquired Genomica, including $109.6 million in cash and investments. As of March 31, 2002, we had approximately $198.1 million in cash, cash equivalents and short-term investments.

Our operating activities used cash of approximately $26.3 million and $0.6 million for the three-month periods ended March 31, 2002 and 2001, respectively. For the three-month period ended March 31, 2002, cash used in operating activities related primarily to funding net operating losses, cash payments related to our December 2001 acquisition of Genomica and a decrease in deferred revenue from collaborators, partially offset by non-cash charges related to depreciation and amortization of deferred stock compensation and other intangible assets. For the comparable period in 2001, cash used in operating activities related primarily to funding net operating losses and cash payments related to our December 2000 acquisition of Agritope, almost completely offset by an increase in deferred revenues from collaborators and non-cash charges related to depreciation and amortization of deferred stock compensation, goodwill and other intangible assets.

Our investing activities provided cash of approximately $13.8 million and $21.5 million for the three-month periods ended March 31, 2002 and 2001, respectively. The cash provided resulted from the proceeds from maturities of short-term investments, partially offset by purchases of short-term investments and property and equipment.

Our financing activities used cash of approximately $1.6 million and $1.2 million for the three-month periods ended March 31, 2002 and 2001, respectively. The cash used resulted primarily from principal payments on capital lease obligations and notes payable, partially offset by repayment of notes from stockholders and proceeds from the exercise of stock options and warrants, net of repurchases.

We believe that our current cash and cash equivalents, short-term investments and funding to be received from collaborators, will be sufficient to satisfy our anticipated cash needs for at least the next two years. Changes in our operating plan as well as factors described in our "Risk Factors" elsewhere in this Form 10-Q could require us to consume available resources much sooner than we expect. It is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. In July 2001, we filed a registration statement on Form S-3 to offer and sell up to $150.0 million of common stock. We have no current commitments to offer or sell securities with respect to shares that may be offered or sold pursuant to that filing. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm its business and operating results.

Recent  Accounting  Pronouncements

On January 1, 2002, we adopted SFAS 142, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and other intangible assets deemed to have indefinite lives no longer be amortized, and instead, be tested for impairment on a periodic basis.

In accordance with SFAS 142, we discontinued the amortization of goodwill effective January 1, 2002. In addition, we re-characterized acquired assembled workforce as goodwill because it is no longer defined as an acquired intangible asset under SFAS No. 141, "Business Combinations". Accordingly, no acquired workforce amortization was recognized during the quarter ended March 31, 2002. The provisions of SFAS 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of change in accounting principle. During the quarter ended March 31, 2002, we completed the transitional impairment test, which did not result in impairment of recorded goodwill. We will continue to monitor the carrying value of goodwill through the annual impairment tests.

We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002 ("SFAS 144"). SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The primary objectives of SFAS 144 were to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale and to address significant implementation issues. The adoption of SFAS 144 did not have a material impact on our financial position or results of operations.

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

Our investments are subject to interest rate risk, and our interest income may fluctuate due to changes in U.S. interest rates. By policy, we limit our investments to money market instruments, debt securities of U.S. government agencies and debt obligations of U.S. corporations. We manage market risk by our diversification requirements, which limit the amount of our portfolio that can be invested in a single issuer. We manage credit risk by limiting our purchases to high quality issuers. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. As of March 31, 2002, there has been no material change in Exelixis' interest rate exposure from that described in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

We are exposed to foreign currency exchange rate fluctuations related to the operations of our German subsidiaries. The revenues and expenses of our German subsidiaries are denominated in Eurodollars. At the end of each reporting period, the revenues and expenses of these subsidiaries are translated into U.S. dollars using the average currency rate in effect for the period, and assets and liabilities are translated into U.S. dollars using the exchange rate in effect at the end of the period. Fluctuations in exchange rates, therefore, impact our financial condition and results of operations as reported in U.S. dollars.

In February 2002, we commenced using derivative financial instruments to reduce our exposure to foreign currency exchange rate movements on our consolidated operating results. As of March 31, 2002, we had outstanding an aggregate of $1.9 million (notional amount) of short-term foreign currency option contracts denominated in European Union euro. The fair value of these contracts at March 31, 2002 was approximately $18,000, which is reflected on the balance sheet as an asset. Due to the nature of the option contracts' structure, our exposure to adverse changes in market rates on these instruments is limited to their carrying value. We cannot give any assurance that our hedging strategies will be effective or that transaction losses can be minimized or forecasted accurately.

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

From the time of receipt through March 31, 2002, proceeds from the offering have been used for research and development activities, capital expenditures, working capital, merger and acquisition expenses and other general corporate purposes. In the future, we intend to use the remaining net proceeds in a similar manner. As of March 31, 2002, $44.7 million of the proceeds remained available and were primarily invested in short-term marketable securities.

Item  5.  Other  Information  -  Risk  Factors

EXELIXIS HAS A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred net losses each year since our inception, including a net loss of approximately $18.4 million for the three months ended March 31, 2002. As of that date, we had an accumulated deficit of approximately $219.6 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development. During 2001, we acquired a compound in Phase II clinical development, and we are working with a third-party vendor to manufacture this compound and preparing for the filing of an Investigational New Drug Application, or IND. In addition, we are also preparing to file our first IND for a proprietary compound in 2002. As a result, we expect that our operating expenses will increase significantly in the near term, and consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain or increase profitability.

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

DIFFICULTIES WE MAY ENCOUNTER MANAGING OUR GROWTH MAY DIVERT RESOURCES AND LIMIT OUR ABILITY TO SUCCESSFULLY EXPAND OUR OPERATIONS

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

We currently have collaborative research agreements with Bayer, Bristol-Myers Squibb (two agreements), Protein Design Labs, Dow AgroSciences and Aventis. Our current collaborative agreement with Bayer is scheduled to expire in 2008, after which it will automatically be extended for one-year terms unless terminated by either party upon 12-month written notice. Our agreement permits Bayer to terminate our collaborative activities prior to 2008 upon the occurrence of specified conditions, such as the failure to agree on key strategic issues after a period of years or the acquisition of Exelixis by certain specified third parties. Our agreement with Bayer is subject to termination at an earlier date if two or more of our Chief Executive Officer, Chief Scientific Officer, Agricultural Biotechnology Program Leader and Chief Informatics Officer cease to have a relationship with us within six months of each other. Our mechanism of action collaborative agreement with Bristol-Myers Squibb expires in September 2002. Our cancer collaborative agreement with Bristol-Myers Squibb expires in July 2004. Our collaborative agreement with Dow AgroSciences is scheduled to expire in July 2003, after which Dow AgroSciences has the option to renew on an annual basis. Our collaborative research arrangement with Aventis is scheduled to expire in June 2004. The Aventis arrangement is conducted through a limited liability company, Agrinomics, which is owned equally by Aventis and Exelixis. Aventis may surrender its interest in Agrinomics and terminate the related research collaboration prior to the scheduled expiration upon the payment of the subsequent year's funding commitment. Bayer has an agreement to acquire Aventis, and we have not been advised of the status of the existing Agrinomics agreement following completion of the acquisition.

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

WE HAVE NO EXPERIENCE IN DEVELOPING, MANUFACTURING AND MARKETING PRODUCTS AND MAY BE UNABLE TO COMMERCIALIZE PROPRIETARY PRODUCTS.

Initially, we relied on our collaborators to develop and commercialize products based on our research and development efforts. We have limited or no experience in using the targets that we identify to develop our own proprietary products, or developing small molecule compounds against those targets. Our recent efforts in applying our drug development capabilities to our proprietary targets in cancer are subject to significant risk and uncertainty, particularly with respect to our ability to meet currently estimated timelines and goals for completing preclinical development efforts and filing an Investigational New Drug Application for compounds developed. In order for us to commercialize products, we would need to significantly enhance our capabilities with respect to product development and establish manufacturing and marketing capabilities, either directly or through outsourcing or licensing arrangements. We may not be able to enter into such outsourcing or licensing agreements on commercially reasonable terms, or at all.

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

CLINICAL TRIALS ON OUR POTENTIAL PRODUCTS MAY FAIL TO DEMONSTRATE SAFETY AND EFFICACY, WHICH COULD PREVENT OR SIGNIFICANTLY DELAY REGULATORY APPROVAL.

Clinical trials are inherently risky and may reveal that our potential products are ineffective or have unacceptable toxicity or other side effects that may significantly limit the possibility of regulatory approval of the potential product. The regulatory review and approval process is extensive and uncertain and typically takes many years to complete. The FDA requires submission of extensive preclinical, clinical and manufacturing data for each indication for which approval is sought in order to assess the safety and efficacy of the potential product. In addition, the results of preliminary studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the preliminary studies. With respect to our own proprietary compounds in development, we have established timelines for manufacturing and clinical development based on existing knowledge of the compound and industry metrics. We have limited experience in conducting clinical studies and may not be able to assure that any specified timelines with respect to the initiation or completion of clinical studies may be achieved.

In July 2001, we acquired a cancer compound, a Rebeccamycin analogue, currently in Phase II clinical studies. This compound was manufactured by Bristol-Myers Squibb, and clinical studies to date have been conducted by the National Cancer Institute, or NCI. We will have to conduct additional studies in order to meet FDA requirements for regulatory approval. We have no prior experience in conducting clinical studies, and, in conjunction with the NCI, we expect to undertake further clinical development of this compound under our own IND in order to obtain regulatory approval. We may not be able to rapidly or effectively assume responsibility for further development of this compound or assure that any specified timelines with respect to the initiation or completion of clinical studies may be achieved.

WE LACK THE CAPABILITY TO MANUFACTURE COMPOUNDS FOR CLINICAL TRIALS AND WILL RELY ON THIRD PARTIES TO MANUFACTURE OUR POTENTIAL PRODUCTS, AND WE MAY BE UNABLE TO OBTAIN REQUIRED MATERIAL IN A TIMELY MANNER OR AT A QUALITY LEVEL REQUIRED TO RECEIVE REGULATORY APPROVAL.

We currently do not have manufacturing capabilities or experience necessary to produce materials for clinical trials, including our Phase II clinical compound, a Rebeccamycin analogue. We intend to rely on collaborators and third-party contractors to produce materials necessary for preclinical and clinical studies. We will rely on selected manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the FDA's current Good Manufacturing Practices, or GMP. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements. If we are unable to contract for production of sufficient quantity and quality of materials on acceptable terms, our planned clinical trials may be delayed. Delays in preclinical or clinical studies could delay the filing of our INDs and the initiation of clinical trials that we have currently planned.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results and stock price to volatility, including:

-    recognition  of  upfront  licensing  or  other  fees;
-    payments  of  non-refundable  upfront  or licensing fees to third parties;
-    acceptance  of  our  technologies  and  platforms;
- the success rate of our discovery efforts leading to milestones and royalties;
-    the  introduction  of  new  technologies  or  products by our competitors;
-    the timing and willingness of collaborators to commercialize our products;
-    our  ability  to  enter  into  new  collaborative  relationships;
-    the  termination  or  non-renewal  of  existing  collaborations;
- the timing and amount of expenses incurred for clinical development and manufacturing of our products;
-    the  impairment  of  acquired  goodwill  and  other  assets;  and
- general and industry-specific economic conditions that may affect our collaborators' research and development expenditures.

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

     (b)  Reports  on  Form  8-K

     On January 11, 2002, Exelixis filed an Item 2 Current Report on Form 8-K announcing the acquisition of Genomica Corporation.

     On March 20, 2002, Exelixis filed an Item 9 Current Report on Form 8-K pursuant to Regulation FD reporting Exelixis' financial results for the year ended December 31, 2001.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May  13,  2002





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

                                INDEX TO EXHIBITS

Exhibit
Number     Description  of  Document
-------    --------------------------------------------------------------------

3.1        Amended  and  Restated  Certificate  of  Incorporation  (1)
3.2        Amended  and  Restated  Bylaws  (1)
4.1        Specimen  Common  Stock  Certificate  (1)
10.32 Sublease, dated March 8, 2002, by and between Tularik, Inc. and Exelixis, Inc.

-------------------
(1) Filed with Exelixis' Registration Statement on Form S-1, as amended (No. 333-96335), declared effective by the Securities and Exchange Commission on April 10, 2000, and incorporated herein by reference.