Form 10-Q
period 2002-06-30
EXELIXIS INC
filed 2002-08-06
CIK 939767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                    FORM 10-Q


                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: JUNE 30, 2002

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

     Yes  [X]     No  [  ]

As of July 31, 2002, there were 57,156,464 shares of the registrant's common stock outstanding.

                                 EXELIXIS, INC.

                                    FORM 10-Q

                                      INDEX

                         PART I.   FINANCIAL INFORMATION

                                                                        Page No.
Item 1.   Financial  Statements

          Consolidated  Condensed  Balance  Sheets
          June  30,  2002  and  December  31,  2001                          3

          Consolidated  Condensed  Statements  of  Operations
          Three  and  Six  Months  Ended  June  30,  2002  and  2001         4

          Consolidated  Condensed  Statements  of  Cash  Flows
          Six  Months  Ended  June  30,  2002  and  2001                     5

          Notes  to  Consolidated  Condensed  Financial  Statements          6

Item 2.   Management's  Discussion  and  Analysis  of
          Financial  Condition  and  Results  of  Operations                12

Item 3.   Quantitative  and  Qualitative  Disclosures  About
          Market  Risk                                                      18

                           PART II. OTHER INFORMATION

Item 1.   Legal  Proceedings                                                19

Item 2.   Changes  in  Securities  and  Use  of  Proceeds                   19

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders       19

Item 5.   Other  Information  -  Risk  Factors                              20

Item 6.   Exhibits  and  Reports  on  Form  8-K                             33

                                    SIGNATURE

                         PART I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                             EXELIXIS, INC.
                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                             (IN THOUSANDS)


                                                                            JUNE 30,      DECEMBER 31,
                                                                              2002          2001 (1)
                                                                         --------------  --------------
ASSETS                                                                      (unaudited)
Current assets:
  Cash and cash equivalents                                              $       5,793   $      35,584
  Short-term investments                                                       165,456         192,116
  Other receivables                                                              4,897           4,026
  Other current assets                                                           4,989           2,873
                                                                         --------------  --------------
    Total current assets                                                       181,135         234,599

Restricted cash                                                                  2,528               -
Property and equipment, net                                                     36,422          36,500
Related party receivables                                                          878             937
Goodwill, net                                                                   67,364          62,357
Other intangibles, net                                                           5,135           7,126
Other assets                                                                     4,906           5,095
                                                                         --------------  --------------
    Total assets                                                         $     298,368   $     346,614
                                                                         ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                  $       6,792   $      10,837
  Accrued benefits                                                               4,701           5,000
  Obligation assumed to exit certain activities of Genomica Corporation          1,126           2,919
  Accrued merger and acquisition costs                                              80           2,217
  Current portion of capital lease obligations                                   6,681           5,947
  Current portion of notes payable and bank obligations                          1,630           1,200
  Deferred revenue                                                               9,539          12,237
                                                                         --------------  --------------
    Total current liabilities                                                   30,549          40,357

Capital lease obligations                                                        9,740          11,144
Notes payable and bank obligations                                               1,861             652
Convertible promissory note                                                     30,000          30,000
Acquisition liability                                                                -           6,871
Other long-term liabilities                                                        235               -
Deferred revenue                                                                17,055          20,370
                                                                         --------------  --------------
    Total liabilities                                                           89,440         109,394
                                                                         --------------  --------------

Commitments

Stockholders' equity:
  Preferred stock                                                                    -               -
  Common stock                                                                      58              56
  Additional paid-in-capital                                                   456,375         444,229
  Notes receivable from stockholders                                            (1,639)         (2,205)
  Deferred stock compensation, net                                              (2,332)         (4,137)
  Accumulated other comprehensive income                                            14             501
  Accumulated deficit                                                         (243,548)       (201,224)
                                                                         --------------  --------------
    Total stockholders' equity                                                 208,928         237,220
                                                                         --------------  --------------

    Total liabilities and stockholders' equity                           $     298,368   $     346,614
                                                                         ==============  ==============

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


                                             EXELIXIS, INC.
                            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------  -------------------------
                                                     2002          2001           2002          2001
                                                 ------------  ------------   ------------  ------------

Revenues:
  Contract and government grants                 $     7,910   $     7,627   $    16,819   $    14,437
  License                                              1,987           924         4,620         1,848
                                                 ------------  ------------  ------------  ------------
    Total revenues                                     9,897         8,551        21,439        16,285
                                                 ------------  ------------  ------------  ------------

Operating expenses:
  Research and development (1)                        29,256        20,555        55,445        37,370
  Selling, general and administrative (2)              4,890         4,976         9,567         9,236
  Acquired in-process research and development             -         6,673             -         6,673
  Amortization of goodwill and intangibles               167         1,226           333         2,276
                                                 ------------  ------------  ------------  ------------
    Total operating expenses                          34,313        33,430        65,345        55,555
                                                 ------------  ------------  ------------  ------------

Loss from operations                                 (24,416)      (24,879)      (43,906)      (39,270)

Other income (expense):
  Interest income                                      1,916         1,580         4,020         3,463
  Interest expense                                      (680)         (426)       (1,366)         (649)
  Other income (expense), net                            113            17           179            29
                                                 ------------  ------------  ------------  ------------
    Total other income (expense)                       1,349         1,171         2,833         2,843
                                                 ------------  ------------  ------------  ------------

Loss from continuing operations                      (23,067)      (23,708)      (41,073)      (36,427)

Loss from operations of discontinued segment-
  Genomica Corporation (including loss on
  sale of $795)                                         (837)            -        (1,251)            -
                                                 ------------  ------------  ------------  ------------

Net loss                                         $   (23,904)  $   (23,708)  $   (42,324)  $   (36,427)
                                                 ============  ============  ============  ============

Loss per share from continuing operations        $     (0.41)  $     (0.52)  $     (0.73)  $     (0.81)

Loss per share from discontinued operations            (0.02)        (0.00)        (0.03)        (0.00)
                                                 ------------  ------------  ------------  ------------

Net loss per share, basic and diluted            $     (0.43)  $     (0.52)  $     (0.76)  $     (0.81)
                                                 ============  ============  ============  ============

Shares used in computing basic and
  diluted loss per share amounts                      56,152        45,724        55,903        45,048
                                                 ============  ============  ============  ============


(1)  Includes  stock  compensation  expense  of $503 and $1,633 in the quarters ended June 30, 2002 and
2001,  respectively,  and
     includes  stock  compensation  expense  of $985 and $2,800 in the six-month periods ended June 30,
2002  and  2001,  respectively.

(2)  Includes stock compensation expense of $316 and $661 in the quarters ended June 30, 2002 and 2001, respectively,  and
     includes  stock  compensation  expense  of $652 and $1,370 in the six-month periods ended June 30,
2002  and  2001,  respectively.

The  accompanying  notes  are  an  integral  part of these consolidated condensed financial statements.


                                             EXELIXIS, INC.
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                              --------------------------
                                                                                  2002          2001
                                                                              ------------  ------------
                                                                                     (unaudited)
Cash flows from operating activities:
  Net loss                                                                    $   (42,324)  $   (36,427)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Loss from discontinued operations                                               795             -
      Depreciation and amortization                                                 6,677         4,401
      Stock compensation expense                                                    1,637         4,170
      Amortization of goodwill (2001 only) and other intangibles                      333         2,276
      Acquired in-process research and development                                      -         6,673
    Changes in assets and liabilities:
      Other receivables                                                            (1,476)         (587)
      Other current assets                                                         (1,805)         (962)
      Related party receivables                                                        58          (399)
      Other assets                                                                   (274)       (2,203)
      Accounts payable and accrued expenses                                        (4,469)        1,854
      Obligation assumed to exit certain activities of Genomica Corporation        (1,850)            -
      Accrued merger and acquisition costs                                         (1,790)       (3,924)
      Deferred revenue                                                             (6,073)        9,747
                                                                              ------------  ------------

      Net cash used in operating activities                                       (50,561)      (15,381)
                                                                              ------------  ------------

Cash flows provided from investing activities:
  Purchases of property and equipment                                              (3,402)      (10,403)
  Proceeds from sale-leaseback of equipment                                             -         4,008
  Restricted cash investment                                                       (2,528)            -
  Cash acquired in acquisition                                                          -         3,463
  Proceeds from maturities of short-term investments                               78,107        90,469
  Purchases of short-term investments                                             (52,063)      (74,203)
                                                                              ------------  ------------

      Net cash provided by investing activities                                    20,114        13,334
                                                                              ------------  ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options
   and warrants, net of repurchases                                                    58           309
  Proceeds from convertible note                                                        -        30,000
  Proceeds from employee stock purchase plan                                        1,423         1,198
  Repayment of notes from stockholders                                                566           105
  Principal payments on capital lease obligations                                  (3,129)       (1,922)
  Proceeds from bank obligations                                                    2,291             -
  Principal payments on notes payable                                                (768)       (1,025)
                                                                              ------------  ------------

      Net cash provided by financing activities                                       441        28,665
                                                                              ------------  ------------

Effect of foreign exchange rates on cash and cash equivalents                         215          (107)
                                                                              ------------  ------------

Net increase (decrease) in cash and cash equivalents                              (29,791)       26,511
Cash and cash equivalents, at beginning of period                                  35,584        19,552
                                                                              ------------  ------------

Cash and cash equivalents, at end of period                                   $     5,793   $    46,063
                                                                              ============  ============

The  accompanying  notes  are  an  integral  part  of these consolidated condensed financial statements.

                                 EXELIXIS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

Basis  of  Presentation
-----------------------

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

Net  Loss  per  Share
---------------------

Basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, adjusted for shares that are subject to repurchase. The calculation of diluted net loss per share excludes potential common stock because their effect is antidilutive. Potential common stock consists of shares of common stock subject to repurchase, incremental common shares issuable upon the exercise of stock options and warrants and common shares issuable upon conversion of the convertible promissory note.

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

In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. In addition, the Company re-characterized acquired assembled workforce as goodwill because it is no longer defined as an acquired intangible asset under SFAS No. 141, "Business Combinations". Accordingly, no acquired workforce amortization was recognized during the six-month period ended June 30, 2002. The provisions of SFAS 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of change in accounting principle. During the first quarter of 2002, the Company completed the transitional impairment test, which did not result in impairment of recorded goodwill. The Company will continue to monitor the carrying value of goodwill through annual impairment tests. For further discussion, see Note 5, "Goodwill and Other Acquired Intangibles".

A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and assembled workforce amortization follows (in thousands, except per share amounts):

                                                    THREE MONTHS ENDED JUNE 30,
                                                -----------------------------------
                                                      2002              2001
                                                ----------------  -----------------
Reported net loss                               $       (23,904)  $        (23,708)
Add: Goodwill amortization                                    -                994
     Assembled workforce amortization                         -                135
                                                ----------------  -----------------
Adjusted net loss                               $       (23,904)  $        (22,579)
                                                ================  =================

Net loss per share, basic and diluted           $         (0.43)  $          (0.52)
Add: Goodwill amortization                                    -               0.02
     Assembled workforce amortization                            -                -
                                                ----------------  -----------------
Adjusted net loss per share, basic and diluted  $         (0.43)  $          (0.50)
                                                ================  =================

                                                     SIX MONTHS ENDED JUNE 30,
                                                -----------------------------------
                                                      2002              2001
                                                ----------------  -----------------
Reported net loss                               $       (42,324)  $        (36,427)
Add: Goodwill amortization                                    -              1,880
  Assembled workforce amortization                            -                214
                                                ----------------  -----------------
Adjusted net loss                               $       (42,324)  $        (34,333)
                                                ================  =================

Net loss per share, basic and diluted           $         (0.76)  $          (0.81)
Add: Goodwill amortization                                    -               0.04
  Assembled workforce amortization                            -                  -
                                                ----------------  -----------------
Adjusted net loss per share, basic and diluted  $         (0.76)  $          (0.77)
                                                ================  =================

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

NOTE  2.  COMPREHENSIVE  INCOME  (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges and cumulative translation adjustments. Comprehensive income (loss) for the three- and six-month periods ended June 30, 2002 and 2001, are as follows (in thousands):

                                                      THREE MONTHS ENDED JUNE 30,
                                                --------------------------------------
                                                       2002                2001
                                                -----------------   ------------------
Net loss                                         $       (23,904)  $          (23,708)
  Changes in unrealized gains (losses) on
    available-for-sale securities                             71                  (11)
  Change in unrealized gain on cash flow hedges              216                    -
  Change in cumulative translation adjustment                515                 (186)
                                                 ----------------  -------------------
Comprehensive loss                               $       (23,102)  $          (23,905)
                                                 ================  ===================

                                                        SIX MONTHS ENDED JUNE 30,
                                                --------------------------------------
                                                       2002                2001
                                                -----------------   ------------------

Net loss                                         $       (42,324)  $          (36,427)
  Changes in unrealized gains (losses) on
    available-for-sale securities                         (1,186)                 255
  Change in unrealized gain on cash flow hedges              234                    -
  Change in cumulative translation adjustment                465                 (186)
                                                 ----------------  -------------------
Comprehensive loss                               $       (42,811)  $          (36,358)
                                                 ================  ===================

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                                   JUNE 30,       DECEMBER 31,
                                                     2002             2001
                                               ---------------  ----------------
Unrealized gains (losses) on
  available-for-sale securities                $         (585)  $           601
Unrealized gains on cash flow hedges                      234                 -
Cumulative translation adjustment                         365              (100)
                                               ---------------  ----------------
Accumulated other comprehensive income (loss)  $           14   $           501
                                               ===============  ================

NOTE  3.  GENOMICA  CORPORATION

In December 2001, in connection with the acquisition of Genomica Corporation ("Genomica"), Exelixis adopted an exit plan for Genomica to improve the operating efficiency of the combined company. Under this exit plan, the Company terminated Genomica's entire workforce and abandoned its leased facilities in Boulder, Colorado and Sacramento, California. The estimated costs of the exit plan amounted to $2.9 million and were included as part of the liabilities assumed in the acquisition.

As of June 30, 2002, the remaining actions to be taken under the exit plan consisted primarily of residual payments related to the lease obligation for the facility in Boulder, Colorado, which are expected to continue until the termination of the lease in 2005, unless the facility is subleased earlier.

The activity impacting the exit plan accrual during the six months ended June 30, 2002, including changes in estimates made by management based on available information, is summarized in the table below (in thousands):

                         BALANCE AT                   CHANGE IN       ASSUMED       BALANCE AT
                         DECEMBER 31,     CASH         RESERVE          BY           JUNE 30,
                            2001         PAYMENTS      ESTIMATE      VISUALIZE         2002
                        -------------  ------------  ------------  --------------  -------------
Severance and benefits  $       1,216  $    (1,493)  $       277   $           -   $           -
Lease abandonment               1,703         (357)          (44)           (176)          1,126
                        -------------  ------------  ------------  --------------  -------------
   Total exit costs     $       2,919  $    (1,850)  $       233   $        (176)  $       1,126
                        =============  ============  ============  ==============  =============

In April 2002, Exelixis transferred the Genomica software business to Visualize, Inc. ("Visualize") for future consideration of up to $2.35 million in license fees and royalty payments. Pursuant to the terms of the transaction, Visualize obtained a license with all rights and obligations to third parties currently licensing the Genomica software, including the sole right to further develop and license the software to other third parties. In addition, Visualize assumed the lease obligation for the Company's abandoned facility in Sacramento, California. Exelixis retains an internal use license for the software. As a result of this transaction, the Company reported the operating results of Genomica and the estimated loss on the sale of Genomica as discontinued operations. For the three-month period ended June 30, 2002, Genomica's operating results consisted of revenues of approximately $40,000 and an operating loss of approximately $42,000. For the six-month period ended June 30, 2002, Genomica's operating results consisted of revenues of approximately $58,000 and an operating loss of approximately $456,000. The estimated loss on the sale of Genomica includes the write-off of goodwill of approximately $971,000, partially offset by the reversal of the Company's lease obligation for the Sacramento facility assumed by Visualize of approximately $176,000.

On  June  28,  2002,  the  Genomica  subsidiary  was  merged  into  the Company.

NOTE  4.  DERIVATIVE  FINANCIAL  INSTRUMENTS

Beginning in 2002, the Company manages exposures to the changes in foreign currency exchange rates for its foreign operations through a program of risk management that includes the use of derivative financial instruments. The Company utilizes derivative financial instruments solely to hedge identified exposures and by policy prohibits the use of derivative instruments for speculative or trading purposes. The Company's derivative financial instruments are recorded at fair value and are included in other current assets or other accrued liabilities.

The Company enters into foreign currency exchange combination option contracts denominated in European Union Euro ("Euro") to minimize the effect of foreign exchange rate movements on the cash flows related to the Company's payments to one of its German subsidiaries for services provided by the subsidiary. The
Company has designated these derivatives as foreign currency cash flow hedges. The effective portion of the gain or loss on the derivative instrument is reported as a separate component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in other income or expense in current earnings in each reporting period.

During the three- and six-month periods ended June 30, 2002, the Company did not recognize any gain or loss related to the ineffective portion of the hedging instruments and reclassified a gain of $3,000 from other comprehensive income into earnings under the caption, "Research and development expense." As of June 30, 2002, the Company expects to reclassify $234,000 of net gains on derivative instruments from accumulated other comprehensive income to earnings over the next 12 months as a result of the payment of foreign currency to its German subsidiaries.

NOTE  5.  GOODWILL  AND  OTHER  ACQUIRED  INTANGIBLES

Changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

Balance as of December 31, 2001                              $         62,357
Reclassification of intangible asset - assembled workforce              1,658
Exercise of Artemis call option                                         4,042
Write-off of goodwill (Note 3)                                           (971)
Other                                                                     278
                                                             -----------------
Balance as of June 30, 2002                                  $         67,364
                                                             =================

In connection with the Company's May 2001 acquisition of Artemis Pharmaceuticals GmbH ("Artemis"), Exelixis received a call option from, and issued a put option to, certain stockholders of Artemis for the issuance of approximately 460,000 shares of Exelixis common stock in exchange for the remaining 22% of the outstanding capital stock of Artemis held by the option holders. In December 2001, Exelixis exercised its call option for the purchase of 131,674 shares. In January 2002, Exelixis exercised its call option for the purchase of the remaining 329,591 shares. The additional purchase price for the exercise in 2002 was recorded as an increase to goodwill of approximately $4.0 million.

The Company performed an impairment test of goodwill as of January 1, 2002 and concluded no impairment charge was required.

The components of the Company's other acquisition-related intangible assets are as follows (in thousands):

                                     AT JUNE 30, 2002
                          -------------------------------------
                              GROSS
                            CARRYING       ACCUMLATED
                             AMOUNT       AMORTIZATION    NET
                          -------------  --------------  ------
Developed technology      $       1,640  $        (346)  $1,294
Patents/core technology           4,269           (428)   3,841
                          -------------  --------------  ------
   Total                  $       5,909  $        (774)  $5,135
                          =============  ==============  ======


                                   AT DECEMBER 31, 2001
                          -------------------------------------
                              GROSS
                            CARRYING       ACCUMLATED
                             AMOUNT       AMORTIZATION    NET
                          -------------  --------------  ------
Developed technology      $       1,640  $        (156)  $1,484
Patents/core technology           4,269           (285)   3,984
Assembled workforce               2,270           (612)   1,658
                          -------------  --------------  ------
   Total                  $       8,179  $      (1,053)  $7,126
                          =============  ==============  ======

Amortization expense related to the other acquisition-related intangible assets for the three- and six-month periods ended June 30, 2002 was $167,000 and $333,000, respectively, compared to $97,000 and $182,000 for the three- and six-month periods ended June 30, 2001, respectively. The expected future annual amortization expense of the other acquisition-related intangible assets is as follows (in thousands):



                                                      AMORTIZATION
YEAR ENDING DECEMBER 31,                              EXPENSE
----------------------------------------------------  -------------
2002 ($333 remaining subsequent to June 30, 2002)     $         666
2003                                                            666
2004                                                            633
2005                                                            533
2006                                                            315
Thereafter                                                    2,655
                                                      -------------
  Total expected future amortization                  $       5,468
                                                      =============

NOTE  6.  COMMITMENTS

In May 2002, the Company entered into a loan and security agreement with a bank for an equipment line of credit of up to $16.0 million with a draw-down period of one year. Each draw on the line of credit has a payment term of 48 months and bears interest at the bank's published prime rate (4.75% at June 30, 2002). At June 30, 2002, approximately $2.3 million was outstanding under the line of credit and $13.7 million remained available on the line of credit. Pursuant to the terms of the line of credit, the Company is required to maintain a first priority security interest in the form of a deposit or securities account at the bank equal to 110% of the outstanding obligation under the line of credit. This collateral account is managed in accordance with the Company's investment policy and is restricted as to withdrawal. As of June 30, 2002, the collateral account had a cash balance of approximately $2.5 million and the Company recorded this amount in the balance sheet as restricted cash.

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

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "should," "estimate," "predict," "potential," "continue" or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed under the caption "Item 5 Other Information - Risk Factors" and those discussed elsewhere in this report, in our other SEC filings and in our Annual Report on Form 10-K. Exelixis undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Our most advanced proprietary pharmaceutical program focuses on drug discovery and development of small molecules in cancer. Specifically, the remarkable evolutionary conservation of the biochemical pathways strongly supports the use of simple model systems, such as fruit flies, nematode worms, zebrafish and mice, to identify key components of critical cancer pathways that can then be targeted for drug discovery. We expect to develop new cancer drugs by exploiting the underlying "genetic liabilities" of tumor cells to provide specificity in targeting these cells for destruction, while leaving normal cells unharmed. We have discovered and are further developing a number of small molecule drug targets in addition to monoclonal antibody drug targets. Molecules directed against these targets may selectively kill cancer cells while leaving normal cells unharmed, and may provide alternatives or supplements to current cancer therapies.

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

Our strategy is to establish collaborations with major pharmaceutical, biotechnology and agrochemical companies based on the strength of our technologies and biological expertise as well as to support additional development of our proprietary products. Through these collaborations, we obtain license fees and research funding, together with the opportunity to receive milestone payments and royalties from research results and subsequent product development. In addition, many of our collaborations have been structured strategically to provide us access to technology to advance our internal programs, saving both time and money, while at the same time retaining rights to use the same information in different industries. Our collaborations with leading companies in the agrochemical industries allow us to continue to expand our internal development capabilities while providing our partners with novel targets and assays. Since we believe that agrochemical products have reduced development time and lower risk, we expect to be able to maximize our potential future revenue stream through partnering in multiple industries. We have active commercial collaborations with several leading pharmaceutical, biotechnology and agrochemical companies: Aventis CropScience LLC (now Bayer), Bayer Corporation, Bristol-Myers Squibb Company (two collaborations), Cytokinetics, Inc., Dow AgroSciences LLC, Elan Pharmaceuticals, Inc., Merck & Co., Inc. (two collaborations), Protein Design Labs, Inc., Scios Inc. and Schering-Plough Research Institute, Inc.

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

RESULTS  OF  OPERATIONS

     REVENUES

Total revenues were approximately $9.9 million and $21.4 million for the three- and six-month periods ended June 30, 2002, respectively, compared to $8.6 million and $16.3 million, respectively, for the comparable periods in 2001. The increase in revenues over the 2001 levels was driven primarily by new corporate collaborations established in 2001 with Protein Design Labs and Bristol-Myers Squibb and compound deliveries under our chemistry collaborations established with Elan Pharmaceuticals and Schering Plough Research Corporation to jointly design custom high-throughput screening compound libraries. The increase in revenues compared to the second quarter of 2001 occurred despite the reduction in revenue from Pharmacia due to the February 2002 conclusion of our collaboration.

     RESEARCH  AND  DEVELOPMENT  EXPENSES

Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs, supplies, licenses and depreciation of facilities and laboratory equipment. Research and development expenses were approximately $29.3 million and $55.4 million for the three- and six-month periods ended June 30, 2002, respectively, compared to $20.6 million and $37.4 million, respectively, for the comparable periods in 2001. The increase in 2002 over 2001 resulted primarily from the following costs:

- Increased Personnel - Staffing costs increased 45% to $11.1 million and 49% to $22.0 million for the three- and six-month periods ended June 30, 2002, respectively. The increase was to support new collaborative arrangements and Exelixis' internal proprietary research efforts. Salary, bonuses, related fringe benefits, recruiting and relocation costs are included in personnel costs. We expect these personnel costs to increase further as we continue to build our organization.

- Increased Lab Supplies - As a result of the increase in personnel, our compound collaborations and the significant expansion of drug discovery operations, the cost of lab supplies increased 64% to $6.4 million and 79% to $11.5 million for the three- and six-month periods ended June 30, 2002, respectively.

- Increased Licenses and Consulting - In order to support new collaborative arrangements, conduct pre-clinical and clinical development, engage in contract manufacturing and enable further development of proprietary programs, license and consulting expenses increased 129% to $2.8 million and 104% to $4.8 million for the three- and six-month periods ended June 30, 2002, respectively.

As part of our new collaboration with Bristol-Myers Squibb in July 2001, we received an exclusive worldwide license to develop and commercialize a selected analogue of the Bristol-Myers Squibb anticancer compound, rebeccamycin. Phase I trials of the rebeccamycin analogue have been completed and demonstrated an acceptable safety profile. The Phase II trials of our rebeccamycin analogue sponsored by the National Cancer Institute (NCI) are proceeding. Exelixis is working with the NCI and investigators to collect and audit the results of the ongoing Phase II program with the goal of initiating the next phase of development under our control. Manufacturing of additional clinical supplies of the compound is progressing well and is consistent with the anticipated initiation of clinical development by Exelixis in 2003. We continued to make progress toward filing our first proprietary investigational new drug (IND) application and elected to focus on completing regulatory toxicology testing of an orally delivered anti-cancer compound. An IND could be filed as early as the first quarter of 2003. We currently do not have the manufacturing capabilities or experience necessary to produce materials for clinical trials. We plan to rely on collaborators and third-party contractors to produce materials for clinical trials. We expect clinical costs will increase in the future as we enter clinical trials for new product candidates and additional trials for our rebeccamycin analogue. We currently do not have estimates of total costs to reach the market by a particular drug candidate or in total. Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize products. In addition, clinical trials of our potential products may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.

We expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollar amounts in the future as we continue to advance drug discovery and development programs, including manufacturing and clinical development efforts on our maturing pipeline of products.

     GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and administrative expenses consist primarily of personnel costs to support our research and development activities, facilities costs and professional expenses, such as legal fees. General and administrative expenses were approximately $4.9 million and $9.6 million for the three- and six-month periods ended June 30, 2002, respectively, compared to $5.0 million and $9.2 million, respectively, for the comparable periods in 2001. The year-over-year decrease in expense for the three months ended June 30, 2002 primarily resulted from decreased stock compensation expense, almost completely offset by an increase in costs associated with personnel and facilities to support expansion in our research and development operations. The year-over-year increase in expense for the six-months ended June 30, 2002 resulted from an increase in costs associated with personnel and facilities to support expansion in our research and development operations, partially offset by decreased stock compensation expense.

     STOCK  COMPENSATION  EXPENSE

Deferred stock compensation for options granted to our employees is the difference between the fair value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. Deferred stock compensation for options granted to consultants has been determined based upon estimated fair value, using the Black-Scholes option valuation model. As of June 30, 2002, we had approximately $2.3 million of remaining deferred stock compensation related to stock options granted to consultants and employees. Deferred stock compensation is recorded as a component of stockholders' equity and is being amortized as stock compensation expense over the vesting periods of the options, which is generally four years. We recognized stock compensation expense of $0.8 million and $1.6 million for the three- and six-month periods ended June 30, 2002, respectively, compared to $2.3 million and $4.2 million, respectively, for the comparable periods in 2001. The decrease in stock compensation expense in 2002 compared to 2001 primarily resulted from the accelerated amortization method used for accounting purposes.

During April 2001, we granted approximately 545,000 supplemental stock options under our 2000 Equity Incentive Plan to certain employees (excluding officers and directors) who had stock options under the 2000 Equity Incentive Plan with exercise prices greater than $16.00 per share. The number of supplemental options granted was equal to 50% of the corresponding original grant held by each employee. The supplemental options have an exercise price of $16.00, vest monthly over a two-year period beginning April 1, 2001 and have a 27-month term. The vesting on the corresponding original stock options was suspended and will resume in April 2003 following the completion of vesting of the supplemental options. This new grant constitutes a synthetic repricing as defined in the Financial Accounting Standards Board (FASB) Interpretation Number 44, "Accounting for Certain Transactions Involving Stock Compensation," and resulted in certain options being reported using the variable plan method of accounting for stock compensation expense until they are exercised, forfeited or expire. For the three- and six-month periods ended June 30, 2002, we recorded a reversal of previously recorded compensation expense relating to the supplemental options of $105,000 and $242,000, respectively, resulting from a decrease in the market value of our common stock.

     AMORTIZATION  OF  GOODWILL  AND  INTANGIBLES

We implemented Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), on January 1, 2002. Accordingly, goodwill and other intangible assets deemed to have indefinite lives are no longer being amortized but will be subject to annual impairment tests in accordance with SFAS 142.

Goodwill and intangibles result from our acquisitions of Genomica, Artemis and Agritope (now renamed Exelixis Plant Sciences). Amortization of intangibles was $167,000 and $333,000 for the three- and six-month periods ended June 30, 2002, respectively, compared to amortization of goodwill and intangibles of $1.2 million and $2.3 million, respectively, for the comparable periods in 2001. The decrease from 2001 was primarily related to our adoption of SFAS 142.

     OTHER  INCOME  (EXPENSE)

Other income (expense) primarily consists of interest income earned on cash, cash equivalents and short-term investments, offset by interest expense incurred on notes payable, bank obligations and capital lease obligations. Total other income (expense) was income of $1.3 million and $2.8 million for the three- and six-month periods ended June 30, 2002, respectively, compared to income of $1.2 million and $2.8 million, respectively, for the comparable periods in 2001.

     DISCONTINUED  OPERATIONS

In April 2002, Exelixis transferred the Genomica software business to Visualize, Inc. for future consideration of up to $2.35 million in license fees and royalty payments. Pursuant to the terms of the transaction, Visualize obtained a license with all rights and obligations to third parties currently licensing the Genomica software, including the sole right to further develop and license the software to other third parties. In addition, Visualize assumed the lease obligation for Genomica's abandoned facility in Sacramento, California. Exelixis retained an internal use license for the software. As a result of this transaction, we reported the operating results of Genomica and the estimated loss on the sale of Genomica as discontinued operations. For the three-month period ended June 30, 2002, Genomica's operating results consisted of revenues of $40,000 and an operating loss of approximately $42,000. For the six-month period ended June 30, 2002, Genomica's operating results consisted of revenues of approximately $58,000 and an operating loss of approximately $456,000. The estimated loss on the sale of Genomica includes the write-off of goodwill of approximately $971,000, partially offset by the reversal of Genomica's lease obligation for the Sacramento facility assumed by Visualize of approximately $176,000. On June 28, 2002, the Genomica subsidiary was merged into the Company.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since inception, we have financed our operations primarily through issuances of capital stock, loans, equipment lease financings and other loan facilities and payments from collaborators. In addition, during December 2001, we acquired Genomica, including $109.6 million in cash and investments. As of June 30, 2002, we had approximately $171.2 million in cash, cash equivalents and short-term investments.

Our operating activities used cash of approximately $50.6 million and $15.4 million for the six-month periods ended June 30, 2002 and 2001, respectively. For the six-month period ended June 30, 2002, cash used in operating activities related primarily to funding net operating losses, cash payments related to our December 2001 acquisition of Genomica and a decrease in deferred revenue from collaborators, partially offset by non-cash charges related to depreciation and amortization of deferred stock compensation and other intangible assets. For the comparable period in 2001, cash used in operating activities related primarily to funding net operating losses and cash payments related to our December 2000 acquisition of Agritope, partially offset by an increase in deferred revenues from collaborators and non-cash charges related to depreciation, acquired in-process research and development and amortization of deferred stock compensation, goodwill and other intangible assets.

Our investing activities provided cash of approximately $20.1 million and $13.3 million for the six-month periods ended June 30, 2002 and 2001, respectively. The cash provided in 2002 resulted from proceeds from maturities of short-term investments, partially offset by an increase in restricted cash and purchases of short-term investments, and property and equipment. For the comparable period in 2001, cash provided resulted from proceeds from maturities of short-term investments, proceeds from the sale-leaseback of equipment and cash acquired in acquisitions, partially offset by the purchases of short-term investments, and property and equipment.

Our financing activities provided cash of approximately $0.4 million and $28.7 million for the six-month periods ended June 30, 2002 and 2001, respectively. For the six-month period ended June 30, 2002, cash provided from financing activities related primarily to proceeds from our employee stock purchase plan, repayment of notes from stockholders and proceeds from bank obligations, almost completely offset by principal payments on notes payable and capital lease obligations. For the comparable period in 2001, cash provided from financing activities related primarily to proceeds from a convertible note and proceeds from our employee stock purchase plan, partially offset by principal payments on notes payable and capital lease obligations.

We believe that our current cash and cash equivalents, short-term investments and funding to be received from collaborators, will be sufficient to satisfy our anticipated cash needs for at least the next two years. Changes in our operating plan as well as factors described in our "Risk Factors" elsewhere in this Form 10-Q could require us to consume available resources much sooner than we expect. It is possible that we will seek additional financings within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. In July 2001, we filed a registration statement on Form S-3 to offer and sell up to $150.0 million of common stock. We have no current commitments to offer or sell securities with respect to shares that may be offered or sold pursuant to that filing. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

In accordance with SFAS 142, we discontinued the amortization of goodwill effective January 1, 2002. In addition, we re-characterized acquired assembled workforce as goodwill because it is no longer defined as an acquired intangible asset under SFAS No. 141, "Business Combinations". Accordingly, no acquired workforce amortization was recognized during the three- and six-month periods ended June 30, 2002. The provisions of SFAS 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of change in accounting principle. During the first quarter of 2002, we completed the transitional impairment test, which did not result in impairment of recorded goodwill. We will continue to monitor the carrying value of goodwill through annual impairment tests.

We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002 (SFAS 144). SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). The primary objectives of SFAS 144 were to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale and to address significant implementation issues. The adoption of SFAS 144 did not have a material impact on our financial position or results of operations.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our investments are subject to interest rate risk, and our interest income may fluctuate due to changes in U.S. interest rates. By policy, we limit our investments to money market instruments, debt securities of U.S. government agencies and debt obligations of U.S. corporations. We manage market risk by our diversification requirements, which limit the amount of our portfolio that can be invested in a single issuer. We manage credit risk by limiting our purchases to high quality issuers. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. As of June 30, 2002, there has been no material change in our interest rate exposure from that described in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

We are exposed to foreign currency exchange rate fluctuations related to the operations of our German subsidiaries. The revenues and expenses of our German subsidiaries are denominated in Euro. At the end of each reporting period, the revenues and expenses of these subsidiaries are translated into U.S. dollars using the average currency rate in effect for the period, and assets and liabilities are translated into U.S. dollars using the exchange rate in effect at the end of the period. Fluctuations in exchange rates, therefore, impact our financial condition and results of operations as reported in U.S. dollars.

In February 2002, we commenced using derivative financial instruments to reduce our exposure to foreign currency exchange rate movements on our consolidated operating results. As of June 30, 2002, we had outstanding an aggregate of $1.3 million (notional amount) of short-term foreign currency option contracts denominated in Euro. The fair value of these contracts at June 30, 2002 was approximately $234,000, which is reflected on the balance sheet as an asset. Due to the nature of the option contracts' structure, our exposure to adverse changes in market rates on these instruments is limited to their carrying value. We cannot give any assurance that our hedging strategies will be effective or that transaction losses can be minimized or forecasted accurately.

                           PART II. OTHER INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS

Through our acquisition of Genomica, we were a party to a claim brought on December 5, 2001 by Rudoph Liedtke, on behalf of himself and all others similarly situated, against Genomica and eight of its now-former directors in Colorado state court. In the action captioned Liedtke v. Genomica Corporation, et al., 01-CV-1822 (District Court, Division 3, Boulder County, Colorado), Mr. Liedtke alleged that the individual defendants breached their fiduciary duties to Genomica stockholders by voting in favor of the Agreement and Plan of Merger and Reorganization with our wholly-owned subsidiary. Mr. Liedtke's complaint set forth a single cause of action for breach of fiduciary duty and purported to seek an injunction prohibiting the consummation of the merger with Exelixis that was completed on January 8, 2002. We filed a motion to dismiss the complaint. The plaintiffs voluntarily withdrew the complaint in May 2002, and the action is no longer pending.

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

From the time of receipt through June 30, 2002, proceeds from the offering have been used for research and development activities, capital expenditures, working capital, merger and acquisition expenses and other general corporate purposes. In the future, we intend to use the remaining net proceeds in a similar manner. As of June 30, 2002, $17.9 million of the proceeds remained available and were primarily invested in short-term marketable securities.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

At Exelixis' 2002 Annual Meeting of Stockholders held on May 29, 2002, the stockholders were asked to vote on two items as follows:

1. To elect four Class III directors, Stelios Papadopoulos, Ph.D., George A. Scangos, Ph.D., Peter Stadler, Ph.D. and Lance Willsey, M.D., to hold office until the 2005 Annual Meeting of Stockholders; and

2. To ratify the selection of Ernst & Young LLP as independent auditors of Exelixis for the fiscal year ending December 31, 2002.

The results of the matters presented at the annual meeting, based on the presence in person or by proxy of holders of 43,017,975 shares of the 56,929,047 shares of Exelixis' common stock of record entitled to vote, were as follows:

1. Drs. Papadopoulos, Scangos, Stadler and Willsey were elected as directors of Exelixis until the 2005 Annual Meeting of Stockholders as follows:

                                                 For         Withheld
                                            ------------    ------------
                 Stelios Papadopoulos        42,743,900       274,075
                 George A. Scangos           37,392,559      5,625,416
                    Peter Stadler            42,791,631       226,344
                    Lance Willsey            42,908,657       109,318

2. The ratification of Ernst & Young LLP as independent auditors of Exelixis for the fiscal year ending December 31, 2002 was approved as follows:

                For        Against     Abstain     Broker Non-Votes
            -----------   ---------   ---------   ------------------
             42,443,581    568,279      6,115             0


ITEM 5.  OTHER  INFORMATION  -  RISK  FACTORS

EXELIXIS HAS A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred net losses each year since our inception, including a net loss of approximately $42.3 million for the six months ended June 30, 2002. As of that date, we had an accumulated deficit of approximately $243.5 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development. During 2001, we acquired a compound in Phase II clinical development, and we are working with a third-party vendor to manufacture this compound and preparing for the filing of an Investigational New Drug Application, or IND. In addition, we are also preparing to file our first IND for a proprietary compound. As a result, we expect that our operating expenses will increase significantly in the near term, and consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain or increase profitability.

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

We currently have collaborative research agreements with Bayer, Bristol-Myers Squibb (two agreements), Protein Design Labs, Dow AgroSciences and Aventis CropSciences (now Bayer). Our current collaborative agreement with Bayer is scheduled to expire in 2008, after which it will automatically be extended for one-year terms unless terminated by either party upon 12-month written notice. Our agreement permits Bayer to terminate our collaborative activities prior to 2008 upon the occurrence of specified conditions, such as the failure to agree on key strategic issues after a period of years or the acquisition of Exelixis by certain specified third parties. Our agreement with Bayer is subject to termination at an earlier date if two or more of our Chief Executive Officer, Chief Scientific Officer, Agricultural Biotechnology Program Leader and Chief Informatics Officer cease to have a relationship with us within six months of each other. Our mechanism of action collaborative agreement with Bristol-Myers Squibb expires in September 2002. Our cancer collaborative agreement with Bristol-Myers Squibb expires in July 2004. Our collaborative agreement with Dow AgroSciences is scheduled to expire in July 2003, after which Dow AgroSciences has the option to renew on an annual basis. Our collaborative research arrangement with Aventis is scheduled to expire in June 2004. The Aventis arrangement is conducted through a limited liability company, Agrinomics, which is owned equally by Aventis and Exelixis. Aventis may surrender its interest in Agrinomics and terminate the related research collaboration prior to the scheduled expiration upon the payment of the subsequent year's funding commitment. Bayer has acquired Aventis, and we have not been advised of the status of the existing Agrinomics agreement following completion of the acquisition.


If these existing agreements are not renewed or if we are unable to enter into new collaborative agreements on commercially acceptable terms, our revenues and product development efforts may be adversely affected. For example, our agreement with Pharmacia terminated by mutual agreement in February 2002, eliminating the opportunity for us to earn approximately $9.0 million in research revenue in each of the next two years. Although we expect to enter into other collaborations that may offset this loss of revenue, we may not be able to enter into a new collaborative agreement on similar or superior financial terms than those under the Pharmacia arrangement, and the timing of new collaborative agreements may have a significant effect on our ability to continue to successfully meet our corporate goals and milestones.

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

In July 2001, we acquired a cancer compound, a rebeccamycin analogue, currently in Phase II clinical studies. This compound was manufactured by Bristol-Myers Squibb. and clinical studies to date have been conducted by the National Cancer Institute, or NCI. We will have to conduct additional studies in order to meet FDA requirements for regulatory approval. We have no prior experience in conducting clinical studies, and, in conjunction with the NCI, we expect to undertake further clinical development of this compound under our own IND in order to obtain regulatory approval. We may not be able to rapidly or effectively assume responsibility for further development of this compound or assure that any specified timelines with respect to the initiation or completion of clinical studies may be achieved.

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

FUTURE  SALES  OF  OUR  COMMON  STOCK  MAY  DEPRESS  OUR  STOCK  PRICE.

If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deemed appropriate. For example, following an acquisition, a significant number of shares of our common stock held by new stockholders became freely tradable following the acquisition. Similarly, shares of common stock held by existing stockholders prior to our initial public offering became freely tradable in 2000, subject in some instances to the volume and other limitations of Rule 144. Sales of these shares and other shares of common stock held by existing stockholders could cause the market price of our common stock to decline.

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

     (b)  Reports  on  Form  8-K

     None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August  6,  2002





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

                                INDEX TO EXHIBITS

Exhibit
Number     Description  of  Document
------     -------------------------

2.1 Agreement of Merger, dated June 28, 2002, by and between Genomica Corporation and Exelixis, Inc.

3.1     Amended  and  Restated  Certificate  of  Incorporation  (1)

3.2     Amended  and  Restated  Bylaws  (1)

4.1     Specimen  Common  Stock  Certificate  (1)

10.33 Sublease, dated April 12, 2002, by and between Toshiba America Medical Systems, Inc. and Exelixis, Inc.

10.34 Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc.

10.35* Software License and Asset Acquisition Agreement, dated April 4, 2002, by and between Visualize, Inc. and Exelixis, Inc.

99.1 Certification of CEO and CFO Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002


(1) Filed with Exelixis' Registration Statement on Form S-1, as amended (No 333-96335) declared effective by the Securities and Exchange Commission on April 10, 2000, and incorporated herein by reference.

*       Confidential treatment requested for certain portions of this exhibit.