Form 10-Q
period 2002-09-30
EXELIXIS INC
filed 2002-11-08
CIK 939767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                    FORM 10-Q


                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: SEPTEMBER 30, 2002

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _______ to ________

                        Commission File Number:  0-30235


                                 EXELIXIS, INC.
             (Exact name of registrant as specified in its charter)

                   http://www.exelixis.com/discovery/investors
                   -------------------------------------------

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

               Yes  [X]                       No  [  ]

As of October 31, 2002, there were 57,439,755 shares of the registrant's common stock outstanding.

                                 EXELIXIS, INC.

                                    FORM 10-Q

                                      INDEX

                         PART I.   FINANCIAL INFORMATION

                                                                       Page No.
Item  1.  Financial  Statements

          Consolidated  Condensed  Balance  Sheets
          September  30,  2002  and  December  31,  2001                      3

          Consolidated  Condensed  Statements  of  Operations
          Three  and  Nine  Months  Ended  September  30,  2002  and  2001    4

          Consolidated  Condensed  Statements  of  Cash  Flows
          Nine  Months  Ended  September  30,  2002  and  2001                5

          Notes  to  Consolidated  Condensed  Financial  Statements           6

Item  2.  Management's  Discussion  and  Analysis  of
          Financial  Condition  and  Results  of  Operations                 13

Item  3.  Quantitative  and  Qualitative  Disclosures  About
          Market  Risk                                                       23

Item  4.  Controls  and  Procedures                                          24


                           PART II. OTHER INFORMATION

Item  2.  Changes  in  Securities  and  Use  of  Proceeds                    24

Item  5.  Other  Information                                                 24

Item  6.  Exhibits  and  Reports  on  Form  8-K                              36


                                    SIGNATURE


                                 CERTIFICATIONS

                         PART I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                                             EXELIXIS, INC.
                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                             (in thousands)


                                                                          September 30,    December 31,
                                                                              2002           2001 (1)
                                                                         ---------------  --------------
ASSETS                                                                     (unaudited)
Current assets:
  Cash and cash equivalents                                              $       29,336   $      35,584
  Short-term investments                                                        124,891         192,116
  Other receivables                                                               3,618           4,026
  Other current assets                                                            4,295           2,873
                                                                         ---------------  --------------
    Total current assets                                                        162,140         234,599

Restricted cash                                                                   4,907               -
Property and equipment, net                                                      34,279          36,500
Related party receivables                                                           969             937
Goodwill                                                                         67,364          62,357
Other intangibles, net                                                            4,968           7,126
Other assets                                                                      4,678           5,095
                                                                         ---------------  --------------
    Total assets                                                         $      279,305   $     346,614
                                                                         ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                  $        8,390   $      10,837
  Accrued benefits                                                                4,708           5,000
  Obligation assumed to exit certain activities of Genomica Corporation             907           2,919
  Accrued merger and acquisition costs                                               60           2,217
  Current portion of capital lease obligations                                    6,756           5,947
  Current portion of notes payable and bank obligations                           1,722           1,200
  Deferred revenue                                                                9,923          12,237
                                                                         ---------------  --------------
    Total current liabilities                                                    32,466          40,357

Capital lease obligations                                                         8,020          11,144
Notes payable and bank obligations                                                3,346             652
Convertible promissory note                                                      30,000          30,000
Acquisition liability                                                                 -           6,871
Other long-term liabilities                                                          36               -
Deferred revenue                                                                 17,285          20,370
                                                                         ---------------  --------------
    Total liabilities                                                            91,153         109,394
                                                                         ---------------  --------------

Commitments

Stockholders' equity:
  Preferred stock                                                                     -               -
  Common stock                                                                       58              56
  Additional paid-in-capital                                                    456,444         444,229
  Notes receivable from stockholders                                             (1,364)         (2,205)
  Deferred stock compensation, net                                               (1,592)         (4,137)
  Accumulated other comprehensive income                                          1,097             501
  Accumulated deficit                                                          (266,491)       (201,224)
                                                                         ---------------  --------------
    Total stockholders' equity                                                  188,152         237,220
                                                                         ---------------  --------------

    Total liabilities and stockholders' equity                           $      279,305   $     346,614
                                                                         ===============  ==============


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




                                                       EXELIXIS, INC.
                                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                           (in thousands, except per share data)

                                                   Three Months Ended September 30,       Nine Months Ended September 30,
                                                 ------------------------------------  ------------------------------------
                                                        2002              2001                2002              2001
                                                -----------------  -----------------  -----------------  -----------------
                                                             (unaudited)                           (unaudited)
Revenues:
  Contract and government grants                 $          8,449   $          9,212   $         25,268   $         23,649
  License                                                   1,981              2,716              6,601              4,564
                                                 -----------------  -----------------  -----------------  -----------------
    Total revenues                                         10,430             11,928             31,869             28,213
                                                 -----------------  -----------------  -----------------  -----------------

Operating expenses:
  Research and development (1)                             28,845             22,466             84,290             59,836
  Selling, general and administrative (2)                   4,395              5,361             13,962             14,597
  Acquired in-process research and development                  -                  -                  -              6,673
  Amortization of goodwill and intangibles                    166              1,397                499              3,673
                                                 -----------------  -----------------  -----------------  -----------------
    Total operating expenses                               33,406             29,224             98,751             84,779
                                                 -----------------  -----------------  -----------------  -----------------

Loss from operations                                      (22,976)           (17,296)           (66,882)           (56,566)

Other income (expense):
  Interest income and other, net                              757              1,617              4,956              5,109
  Interest expense                                           (724)              (811)            (2,090)            (1,460)
                                                 -----------------  -----------------  -----------------  -----------------
    Total other income (expense)                               33                806              2,866              3,649
                                                 -----------------  -----------------  -----------------  -----------------

Loss from continuing operations                           (22,943)           (16,490)           (64,016)           (52,917)

Loss from operations of discontinued segment-
  Genomica Corporation (including loss on
  sale of $795)                                                 -                  -             (1,251)                 -
                                                 -----------------  -----------------  -----------------  -----------------

Net loss                                         $        (22,943)  $        (16,490)  $        (65,267)  $        (52,917)
                                                 =================  =================  =================  =================

Loss per share from continuing operations        $          (0.41)  $          (0.35)  $          (1.14)  $          (1.15)

Loss per share from discontinued operations                     -                  -              (0.02)                 -
                                                 -----------------  -----------------  -----------------  -----------------

Net loss per share, basic and diluted            $          (0.41)  $          (0.35)  $          (1.16)  $          (1.15)
                                                 =================  =================  =================  =================

Shares used in computing basic and
  diluted loss per share amounts                           56,483             47,750             56,096             45,848
                                                 =================  =================  =================  =================

(1) Includes stock compensation expense of $364 and $1,136 in the quarters ended September 30, 2002 and 2001, respectively, and includes  stock compensation expense of $1,349 and $3,936 in the nine-month periods ended September 30, 2002 and 2001, respectively.

(2)  Includes  stock compensation expense of $305 and $551 in the quarters ended September 30, 2002 and 2001, respectively, and includes  stock  compensation  expense of $957 and $1,921 in the nine-month periods ended September 30, 2002 and 2001, respectively.

The  accompanying  notes  are  an  integral  part  of  these  consolidated  condensed  financial  statements.


                                               EXELIXIS, INC.
                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                               (in thousands)

                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                                 2002              2001
                                                                             --------------  ---------------
Cash flows from operating activities:
  Net loss                                                                   $     (65,267)  $     (52,917)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Loss from discontinued operations                                                795               -
      Depreciation and amortization                                                 10,176           7,135
      Stock compensation expense                                                     2,306           5,857
      Amortization of goodwill and other intangibles                                   499           3,673
      Acquired in-process research and development                                       -           6,673
    Changes in assets and liabilities:
      Other receivables                                                                302            (234)
      Other current assets                                                          (1,240)           (717)
      Related party receivables                                                        (32)           (474)
      Other assets                                                                    (278)         (2,731)
      Accounts payable and accrued expenses                                         (3,030)          4,038
      Obligation assumed to exit certain activities of Genomica Corporation         (2,069)              -
      Accrued merger and acquisition costs                                          (1,810)         (4,056)
      Deferred revenue                                                              (5,399)         20,441
                                                                             --------------  --------------

      Net cash used in operating activities                                        (65,047)        (13,312)
                                                                             --------------  --------------

Cash flows provided from investing activities:
  Purchases of property and equipment                                               (4,560)         (8,326)
  Change in restricted cash                                                         (4,907)              -
  Cash acquired in acquisition                                                           -           3,463
  Proceeds from maturities of short-term investments                               137,171         115,779
  Purchases of short-term investments                                              (69,843)       (111,562)
                                                                             --------------  --------------

      Net cash provided by (used in) investing activities                           57,861            (646)
                                                                             --------------  --------------

Cash flows from financing activities:
  Proceeds from exercise of stock options
   and warrants, net of repurchases                                                     68             384
  Proceeds from issuance of common stock                                                 -          10,000
  Proceeds from convertible note                                                         -          30,000
  Proceeds from employee stock purchase plan                                         1,423           1,198
  Repayment of notes from stockholders                                                 840             181
  Principal payments on capital lease obligations                                   (4,773)         (3,162)
  Proceeds from bank obligations                                                     4,441               -
  Principal payments on notes payable                                               (1,259)         (1,429)
                                                                             --------------  --------------

      Net cash provided by financing activities                                        740          37,172
                                                                             --------------  --------------

Effect of foreign exchange rates on cash and cash equivalents                          198              47
                                                                             --------------  --------------

Net increase (decrease) in cash and cash equivalents                                (6,248)         23,261
Cash and cash equivalents, at beginning of period                                   35,584          19,552
                                                                             --------------  --------------

Cash and cash equivalents, at end of period                                  $      29,336   $      42,813
                                                                             ==============  ==============

The  accompanying  notes  are  an  integral  part  of  these  consolidated  condensed financial statements.

                                 EXELIXIS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

Basis  of  Presentation
-----------------------

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

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

In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. In addition, the Company re-characterized acquired assembled workforce as goodwill because it is no longer defined as an acquired intangible asset under SFAS No. 141, "Business Combinations".
Accordingly, no goodwill or acquired workforce amortization was recognized during the nine-month period ended September 30, 2002. The provisions of SFAS 142 also require the completion of a transitional impairment test within nine months of adoption, with any impairment treated as a cumulative effect of change in accounting principle. During the first quarter of 2002, the Company completed the transitional impairment test, which did not result in impairment of recorded goodwill. The Company will continue to monitor the carrying value of goodwill through annual impairment tests. For further discussion, see Note 5, "Goodwill and Other Acquired Intangibles".

A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and assembled workforce amortization follows (in thousands, except per share amounts):

                                                  Three Months Ended September 30,
                                                -----------------------------------
                                                       2002              2001
                                                ----------------  -----------------
Reported net loss                               $       (22,943)  $        (16,490)
Add: Goodwill amortization                                    -              1,075
Assembled workforce amortization                              -                189
                                                ----------------  -----------------
Adjusted net loss                               $       (22,943)  $        (15,226)
                                                ================  =================

Net loss per share, basic and diluted           $         (0.41)  $          (0.35)
Add: Goodwill amortization                                    -               0.03
Assembled workforce amortization                              -                  -
                                                ----------------  -----------------
Adjusted net loss per share, basic and diluted  $         (0.41)  $          (0.32)
                                                ================  =================

                                                   Nine Months Ended September 30,
                                                -----------------------------------
                                                       2002              2001
                                                ----------------  -----------------
Reported net loss                               $       (65,267)  $        (52,917)
Add: Goodwill amortization                                    -              2,955
Assembled workforce amortization                              -                403
                                                ----------------  -----------------
Adjusted net loss                               $       (65,267)  $        (49,559)
                                                ================  =================

Net loss per share, basic and diluted           $         (1.16)  $          (1.15)
Add: Goodwill amortization                                    -               0.06
Assembled workforce amortization                              -               0.01
                                                ----------------  -----------------
Adjusted net loss per share, basic and diluted  $         (1.16)  $          (1.08)
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

In June 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses accounting for restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, although earlier adoption is permitted. The Company expects to adopt SFAS 146 in the fourth quarter of 2002. The adoption is not expected to have a significant impact on the financial position or results of operations of the Company.

NOTE  2.  COMPREHENSIVE  INCOME  (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges and cumulative translation adjustments.
Comprehensive income (loss) for the three- and nine-month periods ended September 30, 2002 and 2001, are as follows (in thousands):



                                                            Three Months Ended September 30,
                                                           -----------------------------------
                                                                  2002              2001
                                                           ----------------  -----------------
Net loss                                                   $       (22,943)  $        (16,490)
  Increase (decrease) in unrealized gains on
    available-for-sale securities                                    1,288                430
  Increase (decrease) in unrealized gains on
    cash flow hedges                                                  (125)                 -
 Increase (decrease) in cumulative translation adjustment              (80)               105
                                                           ----------------  -----------------
Comprehensive loss                                         $       (21,860)  $        (15,955)
                                                           ================  =================

                                                             Nine  Months Ended September 30,
                                                           -----------------------------------
                                                                  2002              2001
                                                           ----------------  -----------------
Net loss                                                   $       (65,267)  $        (52,917)
  Increase (decrease) in unrealized gains on
    available-for-sale securities                                      102                685
  Increase (decrease) in unrealized gains on
    cash flow hedges                                                   109                  -
 Increase (decrease) in cumulative translation adjustment              385                (81)
                                                           ----------------  -----------------
Comprehensive loss                                         $       (64,671)  $        (52,313)
                                                           ================  =================

The components of accumulated other comprehensive income (loss) are as follows (in thousands):


                                                   September 30,    December 31,
                                                        2002            2001
                                                   --------------  --------------
Unrealized gains on available-for-sale securities  $          703  $         601
Unrealized gains on cash flow hedges                          109              -
Cumulative translation adjustment                             285           (100)
                                                   --------------  --------------
Accumulated other comprehensive income             $        1,097  $         501
                                                   ==============  ==============

NOTE  3.  GENOMICA  CORPORATION

In December 2001, in connection with the acquisition of Genomica Corporation ("Genomica"), Exelixis adopted an exit plan for Genomica. Under this exit plan, the Company terminated Genomica's entire workforce and abandoned its leased facilities in Boulder, Colorado and Sacramento, California. The estimated costs of the exit plan amounted to $2.9 million and were included as part of the liabilities assumed in the acquisition.

As of September 30, 2002, the remaining actions to be taken under the exit plan consisted primarily of residual payments related to the lease obligation for the facility in Boulder, Colorado, which are expected to continue until the termination of the lease in 2005, unless the facility is subleased earlier.

The activity impacting the exit plan accrual during the nine months ended September 30, 2002, including changes in estimates made by management based on available information, is summarized in the table below (in thousands):

                         Balance at                      Change in        Assumed        Balance at
                        December 31,        Cash          Reserve            by        September 30,
                            2001          Payments        Estimate       Visualize          2002
                        -------------  --------------  --------------  --------------  --------------
Severance and benefits  $       1,216  $      (1,493)  $         277   $           -   $            -
Lease abandonment               1,703           (576)            (44)           (176)             907
                        -------------  --------------  --------------  --------------  --------------
   Total exit costs     $       2,919  $      (2,069)  $         233   $        (176)  $          907
                        =============  ==============  ==============  ==============  ==============

In April 2002, Exelixis transferred the Genomica software business to Visualize, Inc. ("Visualize") for future consideration of up to $2.4 million in license fees and royalty payments. Pursuant to the terms of the transaction, Visualize obtained a license with all rights and obligations to third parties currently licensing the Genomica software, including the sole right to further develop and license the software to other third parties. Royalties that Exelixis receives, if any, will be recorded in the period they are earned as a gain from discontinued operations. In addition, Visualize assumed the lease obligation for the Company's abandoned facility in Sacramento, California. Exelixis retains an internal use license for the software. As a result of this transaction, the Company reported the operating results of Genomica and the estimated loss on the sale of Genomica as discontinued operations. For the period beginning January 1, 2002 to its disposal in April 2002, Genomica's operating results consisted of revenues of approximately $58,000 and an operating loss of approximately $456,000. The loss on the sale of Genomica includes the write-off of goodwill of approximately $971,000, partially offset by the reversal of Genomica's lease obligation for the Sacramento facility assumed by Visualize of approximately $176,000.


NOTE  4.  DERIVATIVE  FINANCIAL  INSTRUMENTS

The Company manages exposures to the changes in foreign currency exchange rates for its foreign operations through a program of risk management adopted in 2002, that includes the use of derivative financial instruments. The Company utilizes derivative financial instruments solely to hedge identified exposures and by policy prohibits the use of derivative instruments for speculative or trading purposes. The Company's derivative financial instruments are recorded at fair value and are included in other current assets or accrued expenses.

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

During the three- and nine-month periods ended September 30, 2002, the Company did not recognize any gain or loss related to the ineffective portion of the hedging instruments and reclassified a gain of $112,000 from other comprehensive income into earnings under the caption, "Research and development expense." As of September 30, 2002, the Company expects to reclassify $109,000 of net gains on derivative instruments from accumulated other comprehensive income to earnings over the next 12 months as a result of the payment of foreign currency to its German subsidiaries.

NOTE  5.  GOODWILL  AND  OTHER  ACQUIRED  INTANGIBLES

Changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

Balance as of December 31, 2001                              $62,357
Reclassification of intangible asset - assembled workforce     1,658
Exercise of Artemis call option                                4,042
Write-off of goodwill (Note 3)                                  (971)
Other                                                            278
                                                             --------
Balance as of September 30, 2002                             $67,364
                                                             ========

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

The Company has adopted an annual goodwill impairment test date as of the beginning of the fourth quarter. Following this approach, the Company will monitor asset-carrying values as of September 30, 2002, assess if there is a potential impairment and complete the measurement of impairment, if required. Subsequent to September 30, 2002, the Company's common stock has traded at a price that represents a market capitalization that is less than its book value. Should this condition persist for a significant portion of the fourth quarter of 2002, or should the extent of the reduction in the market capitalization become significant, this condition may signify a potential impairment of the Company's goodwill. The Company will perform the impairment measurement procedures under SFAS No. 142 if it determines that a potential impairment of goodwill exists, which may result in a fourth quarter charge for the impairment of goodwill. As of September 30, 2002, the carrying value of the Company's goodwill was approximately $67.4 million.

The components of the Company's other acquisition-related intangible assets are as follows (in thousands):

                                           At September 30, 2002
                         ---------------------------------------------------------
                             Gross Carrying        Accumulated
                                 Amount            Amortization          Net
                         ----------------------  ----------------  ---------------
Developed technology     $                1,640  $          (442)  $         1,198
Patents/core technology                   4,269             (499)            3,770
                         ----------------------  ----------------  ---------------
   Total                 $                5,909  $          (941)  $         4,968
                         ======================  ================  ===============


                                           At December 31, 2002
                         ---------------------------------------------------------
                             Gross Carrying        Accumulated
                                 Amount            Amortization          Net
                         ----------------------  ----------------  ---------------
Developed technology     $                1,640  $          (156)  $         1,484
Patents/core technology                   4,269             (285)            3,984
Assembled workforce                       2,270             (612)            1,658
                         ----------------------  ----------------  ---------------
   Total                 $                8,179  $        (1,053)  $         7,126
                         ======================  ================  ===============

Amortization expense related to the other acquisition-related intangible assets for the three- and nine-month periods ended September 30, 2002 was $166,000 and $499,000, respectively, compared to $133,000 and $315,000 for the three- and nine-month periods ended September 30, 2001, respectively. The expected future annual amortization expense of the other acquisition-related intangible assets is as follows (in thousands):

                                                        Amortization
Year Ending December 31,                                   Expense
------------------------------------------------------  -------------
2002 ($166 remaining subsequent to September 30, 2002)  $         665
2003                                                              666
2004                                                              633
2005                                                              533
2006                                                              315
Thereafter                                                      2,655
                                                        -------------
  Total expected future amortization                    $       5,467
                                                        =============

NOTE  6.  COMMITMENTS

In May 2002, the Company entered into a loan and security agreement with a bank for an equipment line of credit of up to $16.0 million with a drawdown period of one year. Each draw on the line of credit has a payment term of 48 months and bears interest at the bank's published prime rate (4.75% at September 30, 2002). At September 30, 2002, approximately $4.2 million was outstanding under the line of credit and $11.8 million remained available on the line of credit. Pursuant to the terms of the line of credit, the Company is required to maintain a first priority security interest in the form of a deposit or securities account at the bank equal to 110% of the outstanding obligation under the line of credit. This collateral account is managed in accordance with the Company's investment policy and is restricted as to withdrawal. As of September 30, 2002, the collateral account had a cash balance of approximately $4.9 million and the Company recorded this amount in the balance sheet as restricted cash.

NOTE  7.  SUBSEQUENT  EVENTS

Collaboration  Agreement
------------------------

In October 2002, Exelixis and SmithKline Beecham Corporation ("GSK") established an alliance to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. The alliance involved three agreements: (a) a Product Development and Commercialization Agreement; (b) a Stock Purchase and Stock Issuance Agreement; and (c) a Loan and Security Agreement. Under the terms of the alliance, GSK has agreed to pay the Company an upfront payment of $30.0 million and a minimum of $90.0 million in development funding over the initial six years of the alliance. Exelixis issued two million shares of its common stock to GSK for cash proceeds of $7.00 per share, which represented a premium of approximately 100% to the stock price on the effective date of the agreements. The upfront fee and the premium portion of the equity purchase will be deferred and recognized as revenue at a rate of approximately $4.7 million per year. Exelixis has the option to issue GSK additional shares in the future. Exelixis is also expected to receive clinical and developmental payments based on the number and timing of compounds reaching specified milestones. Based on the continued successful development of these compounds, these payments could range from $220 million to $350 million, through the compounds' commercialization. In addition, GSK will make available a loan facility to Exelixis of up to $85 million. Exelixis is expected to also receive sales-based milestone payments and royalties on product sales, if any.

Two years from the start of the alliance, GSK and Exelixis may elect to expand the collaboration, and under this option, Exelixis' milestone payments could double, and the development funding and the loan facility would also be significantly expanded.

Restructuring  Plan
-------------------

In November 2002, the Company implemented a restructuring plan. This restructuring plan is designed to facilitate the Company's evolution into a fully integrated drug discovery company by reallocating resources to permit greater focus on building the Company's expanding portfolio of development programs. The restructuring will also enable the Company to add, as needed, appropriate resources to support its new, as well as existing, pharmaceutical and agricultural corporate collaborations.

The restructuring plan resulted in an immediate reduction in force of approximately 8% of the Company's North American operations. Accordingly, the Company anticipates recording a restructuring charge during the fourth quarter of 2002, which is currently estimated to be less than $1.0 million, comprised primarily of involuntary termination benefits.

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

Our strategy is to establish collaborations with major pharmaceutical, biotechnology and agrochemical companies based on the strength of our technologies and biological expertise as well as to support additional development of our proprietary products. Through these collaborations, we obtain license fees and research funding, together with the opportunity to receive milestone payments and royalties from research results and subsequent product development. In addition, many of our collaborations have been structured strategically to provide us access to technology to advance our internal programs, saving both time and money, while at the same time retaining rights to use the same information in different industries. Our collaborations with leading companies in the agrochemical industries allow us to continue to expand our internal development capabilities while providing our partners with novel targets and assays. Since we believe that agrochemical products have reduced development time and lower risk, we expect to be able to maximize our potential future revenue stream through partnering in multiple industries. We have active commercial collaborations with several leading pharmaceutical, biotechnology and agrochemical companies: Aventis CropScience LLC (now Bayer CropScience LLC), Bayer Corporation, Bristol-Myers Squibb Company (two collaborations), Cytokinetics, Inc., Dow AgroSciences LLC, Elan Pharmaceuticals, Inc., SmithKline Beecham Corporation, Merck & Co., Inc. (two collaborations), Protein Design Labs, Inc., Scios Inc. and Schering-Plough Research Institute, Inc.

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

RECENT  DEVELOPMENTS

     COLLABORATION  AGREEMENT

In October 2002, we established an alliance with SmithKline Beecham ("GSK") to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. The alliance involved three agreements: (a) a Product Development and Commercialization Agreement; (b) a Stock Purchase and Stock Issuance Agreement; and (c) a Loan and Security Agreement. Under the terms of the alliance, GSK has agreed to pay us an upfront payment of $30.0 million and a minimum of $90.0 million in development funding over the initial six years of the alliance. We issued two million shares of our common stock to GSK for cash proceeds of $7.00 per share, which represented a premium of approximately 100% to our stock price on the effective date of the agreements. The upfront fee and the premium portion of the equity purchase will be deferred and recognized as revenue at a rate of approximately $4.7 million per year. We have the option to issue GSK additional shares in the future. We also expect to receive clinical and developmental payments based on the number and timing of compounds reaching specified milestones. Based on the continued successful development of these compounds, these payments could range from $220 million to $350 million, through the compounds' commercialization. In addition, GSK will make available a loan facility to us of up to $85 million. We also expect to receive sales-based milestone payments and royalties on product sales, if any.

Two years from the start of the alliance, GSK and Exelixis may elect to expand the collaboration, and under this option, our milestone payments could double, and the development funding and the loan facility would also be significantly expanded.

     RESTRUCTURING  PLAN

In November 2002, we implemented a restructuring plan. This restructuring plan is designed to facilitate our evolution into a fully-integrated drug discovery company by reallocating resources to permit greater focus on building our expanding portfolio of development programs. The restructuring will also enable us to add, as needed, appropriate resources to support our new, as well as existing, pharmaceutical and agricultural corporate collaborations.

The restructuring plan resulted in an immediate reduction in force of approximately 8% of our North American operations. Accordingly, we anticipate recording a restructuring charge during the fourth quarter of 2002, which is currently estimated to be less than $1.0 million, consisting primarily of involuntary termination benefits.

     ARTEMIS

We have undertaken a strategic initiative with respect to our Artemis Pharmaceuticals GmbH subsidiary in Cologne, Germany. We intend to split off the entity, including all personnel, and create a separate independent company. This activity is expected to occur in early 2003.

RESULTS  OF  OPERATIONS

     REVENUES

Total revenues were approximately $10.4 million and $31.9 million for the three- and nine-month periods ended September 30, 2002, respectively, compared to $11.9 million and $28.2 million, respectively, for the comparable periods in 2001. The decrease in revenues for the quarter from the 2001 levels was driven primarily by the reduction of revenue from Pharmacia due to the February 2002 conclusion of our collaboration, partially offset by revenue from compound deliveries under three of our chemistry collaborations established with Elan Pharmaceuticals, Scios and Schering-Plough Research Corporation to jointly design custom high-throughput screening compound libraries. The increase in revenues over the 2001 levels for the nine months ended September 30, 2002 was driven primarily by new corporate collaborations established in 2001 with Protein Design Labs and Bristol-Myers Squibb and compound deliveries under these chemistry collaborations, partially offset by the reduction of revenue from Pharmacia due to the February 2002 conclusion of our collaboration.

     RESEARCH  AND  DEVELOPMENT  EXPENSES

Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs, supplies, licenses and depreciation of facilities and laboratory equipment. Research and development expenses were approximately $28.8 million and $84.3 million for the three- and nine-month periods ended September 30, 2002, respectively, compared to $22.5 million and $59.8 million, respectively, for the comparable periods in 2001. The increase in 2002 over 2001 resulted primarily from the following costs:

- Increased Personnel - Staffing costs increased 18% to $10.2 million and 38% to $32.1 million for the three- and nine-month periods ended September 30, 2002, respectively. The increase was to support new collaborative arrangements and Exelixis' internal proprietary research efforts. Salary, bonuses, related fringe benefits, recruiting and relocation costs are included in personnel costs. We expect these personnel costs to increase further as we continue to build our organization.

- Increased Lab Supplies - As a result of the increase in personnel, our compound collaborations and the significant expansion of drug discovery operations, lab supplies expense increased 21% to $5.4 million and 55% to $16.9 million for the three- and nine-month periods ended September 30, 2002, respectively.

- Increased Licenses and Consulting - In order to support new collaborative arrangements, conduct pre-clinical and clinical development, engage in contract manufacturing and enable further development of proprietary programs, license and consulting expenses increased 233% to $4.4 million and 151% to $9.1 million for the three- and nine-month periods ended September 30, 2002, respectively.

As part of our collaboration with Bristol-Myers Squibb in July 2001, we received an exclusive worldwide license to develop and commercialize a Bristol-Myers Squibb anticancer compound, a novel analogue of rebeccamycin. Phase I trials of the rebeccamycin analogue have been completed and demonstrated an acceptable safety profile. The Phase II trials of our rebeccamycin analogue sponsored by the National Cancer Institute ("NCI") are proceeding. Exelixis is working with the NCI and investigators to collect and audit the results of the ongoing Phase II program with the goal of initiating the next phase of development under our control. Manufacturing of additional clinical supplies of the compound is in progress. We also continued to make progress toward filing our first proprietary compound investigational new drug ("IND") application for XL 784, anticipated for early 2003. We currently do not have the manufacturing capabilities or experience necessary to produce materials for clinical trials. With respect to the rebeccamycin analogue and our own proprietary compounds, we are currently relying on collaborators and third-party contractors to produce materials for clinical trials. We expect clinical costs will increase in the future as we enter clinical trials for proprietary product candidates and additional trials for our rebeccamycin analogue. We currently do not have estimates of total costs to reach the market by a particular drug candidate or in total. Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize products. In addition, clinical trials of our potential products may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.

We expect to continue to devote substantial resources to research and development, and we expect that research and development expenses will continue to increase in absolute dollar amounts in the future as we continue to advance drug discovery and development programs, including manufacturing and clinical development efforts on our maturing pipeline of products.

     GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and administrative expenses consist primarily of personnel costs to support our research and development activities, facilities costs and professional expenses, such as legal fees. General and administrative expenses were approximately $4.4 million and $14.0 million for the three- and nine-month periods ended September 30, 2002, respectively, compared to $5.4 million and $14.6 million, respectively, for the comparable periods in 2001. The year-over-year decrease in expense for the three months ended September 30, 2002 primarily resulted from decreased stock compensation expense, legal and accounting expenses, recruiting charges and other corporate services expense. The year-over-year decrease in expense for the nine-months ended September 30, 2002 resulted from decreased stock compensation expense, partially offset by an increase in costs associated with personnel and facilities to support expansion in our research and development operations.

     STOCK  COMPENSATION  EXPENSE

Deferred stock compensation for options granted to our employees is the difference between the fair value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. Deferred stock compensation for options granted to consultants has been determined based upon estimated fair value, using the Black-Scholes option valuation model. As of September 30, 2002, we had approximately $1.6 million of remaining deferred stock compensation related to stock options granted to consultants and employees. Deferred stock compensation is recorded as a component of stockholders' equity and is being amortized as stock compensation expense over the vesting periods of the options, which is generally four years. We recognized stock compensation expense of $0.7 million and $2.3 million for the three- and nine-month periods ended September 30, 2002, respectively, compared to $1.7 million and $5.9 million, respectively, for the comparable periods in 2001. The decrease in stock compensation expense in 2002 compared to 2001 primarily resulted from the accelerated amortization method used for accounting purposes.

During April 2001, we granted approximately 545,000 supplemental stock options under our 2000 Equity Incentive Plan to certain employees (excluding officers and directors) who had stock options under the 2000 Equity Incentive Plan with exercise prices greater than $16.00 per share. The number of supplemental options granted was equal to 50% of the corresponding original grant held by each employee. The supplemental options have an exercise price of $16.00, vest monthly over a two-year period beginning April 1, 2001 and have a 27-month term. The vesting on the corresponding original stock options was suspended and will resume in April 2003 following the completion of vesting of the supplemental options. This new grant constitutes a synthetic repricing as defined in the Financial Accounting Standards Board ("FASB") Interpretation Number 44, "Accounting for Certain Transactions Involving Stock Compensation," and resulted in certain options being reported using the variable plan method of accounting for stock compensation expense until they are exercised, forfeited or expire. For the three- and nine-month periods ended September 30, 2002, we recorded a reversal of previously recorded compensation expense relating to the supplemental options of zero and $242,000, respectively, resulting from a decrease in the market value of our common stock.

     AMORTIZATION  OF  GOODWILL  AND  INTANGIBLES

We implemented Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on January 1, 2002. Accordingly, goodwill and other intangible assets deemed to have indefinite lives are no longer being amortized but will be subject to annual impairment tests in accordance with SFAS 142.

Goodwill and intangibles result from our acquisitions of Genomica, Artemis and Agritope (now renamed Exelixis Plant Sciences). Amortization of intangibles was $166,000 and $499,000 for the three- and nine-month periods ended September 30, 2002, respectively, compared to amortization of goodwill and intangibles of $1.4 million and $3.7 million, respectively, for the comparable periods in 2001. The decrease from 2001 was primarily related to our adoption of SFAS 142.

Under our accounting policy, we have adopted an annual goodwill impairment test date as of the beginning of our fourth quarter. Following this approach, we will use our asset-carrying values as of September 30, 2002, assess if there is a potential impairment and complete the measurement of impairment, if required. Subsequent to September 30, 2002, our common stock has traded at a price that represents a market capitalization that is less than our book value. Should this condition persist for a significant portion of the fourth quarter of 2002, or should the extent of the reduction in the market capitalization become significant, this condition may signify a potential impairment of our goodwill. If we determine that a potential impairment of our goodwill exists, we will perform the impairment measurement procedures under SFAS No. 142, which may result in a fourth quarter charge for the impairment of goodwill. As of September 30, 2002, the carrying value of our goodwill was approximately $67.4 million.

     OTHER  INCOME  (EXPENSE)

Other income (expense) primarily consists of interest income earned on cash, cash equivalents and short-term investments, offset by interest expense incurred on notes payable, bank obligations and capital lease obligations. Total other income (expense) was income of $33,000 and $2.9 million for the three- and nine-month periods ended September 30, 2002, respectively, compared to income of $806,000 and $3.6 million, respectively, for the comparable periods in 2001.

     DISCONTINUED  OPERATIONS

In April 2002, Exelixis transferred the Genomica software business to Visualize, Inc. ("Visualize") for future consideration of up to $2.4 million in license fees and royalty payments. Pursuant to the terms of the transaction, Visualize obtained a license with all rights and obligations to third parties currently licensing the Genomica software, including the sole right to further develop and license the software to other third parties. Royalties that Exelixis receives, if any, will be recorded in the period they are earned as a gain in discontinued operations. In addition, Visualize assumed the lease obligation for Genomica's abandoned facility in Sacramento, California. Exelixis retained an internal use license for the software. As a result of this transaction, we reported the operating results of Genomica and the estimated loss on the sale of Genomica as discontinued operations. For the period beginning January 1, 2002 and ending with the discontinuation of operations in April 2002, Genomica's operating results consisted of revenues of approximately $58,000 and an operating loss of approximately $456,000. The loss on the sale of Genomica includes the write-off of goodwill of approximately $971,000, partially offset by the reversal of Genomica's lease obligation for the Sacramento facility assumed by Visualize of approximately $176,000.

     LIQUIDITY  AND  CAPITAL  RESOURCES

Since inception, we have financed our operations primarily through issuances of capital stock, loans, equipment lease financings and other loan facilities and payments from collaborators. In addition, during December 2001, we acquired Genomica, including $109.6 million in cash and investments. As of September 30, 2002, we had approximately $159.1 million in cash, restricted cash, cash equivalents and short-term investments.

Our operating activities used cash of approximately $65.0 million and $13.3 million for the nine-month periods ended September 30, 2002 and 2001, respectively. For the nine-month period ended September 30, 2002, cash used in operating activities related primarily to funding net operating losses, cash payments related to our December 2001 acquisition of Genomica, a decrease in accounts payable and accrued expenses and a decrease in deferred revenue from collaborators, partially offset by non-cash charges related to depreciation and amortization of deferred stock compensation and other intangible assets. For the comparable period in 2001, cash used in operating activities related primarily to funding net operating losses and cash payments related to our December 2000 acquisition of Agritope, partially offset by an increase in deferred revenues from collaborators and non-cash charges related to depreciation, acquired in-process research and development and amortization of deferred stock compensation, goodwill and other intangible assets.

Our investing activities provided cash of approximately $57.9 million for the nine-month period ended September 30, 2002 and used cash of $0.6 million for the nine-month period ended September 30, 2001. The cash provided in 2002 resulted from proceeds from maturities of short-term investments, partially offset by an increase in restricted cash and purchases of short-term investments and property and equipment. For the comparable period in 2001, cash used resulted from the purchases of short-term investments and property and equipment, almost completely offset by the proceeds from maturities of short-term investments and cash acquired in acquisitions.

Our financing activities provided cash of approximately $0.7 million and $37.2 million for the nine-month periods ended September 30, 2002 and 2001, respectively. For the nine-month period ended September 30, 2002, cash provided from financing activities related primarily to proceeds from our employee stock purchase plan, repayment of notes from stockholders and proceeds from bank obligations, almost completely offset by principal payments on notes payable and capital lease obligations. For the comparable period in 2001, cash provided from financing activities related primarily to proceeds from a convertible note, proceeds from the issuance of stock to Bristol-Myers Squibb and proceeds from our employee stock purchase plan, partially offset by principal payments on notes payable and capital lease obligations.

We believe that our current cash and cash equivalents, short-term investments and funding to be received from collaborators, including funding to be received from our collaboration with GSK that was entered into during the fourth quarter of 2002, will be sufficient to satisfy our anticipated cash needs for at least the next two years. Changes in our operating plan, as well as factors described in our "Risk Factors" elsewhere in this Form 10-Q, could require us to consume available resources much sooner than we expect. It is possible that we will seek additional financings within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. In July 2001, we filed a registration statement on Form S-3 to offer and sell up to $150.0 million of common stock. We have no current commitments to offer or sell securities with respect to shares that may be offered or sold pursuant to that filing. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which addresses accounting for restructuring, discontinued operations, plant closing or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We expect to adopt SFAS 146 in the fourth quarter of 2002. The adoption is not expected to have a significant impact on our financial position or results of operations.

DISCLOSURES  ON  STOCK  OPTION  PLANS

     OPTION  PROGRAM  DESCRIPTION

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity; essentially all of our employees participate. Of the options we granted in 2001, 75% went to employees other than the five most highly compensated executive officers. Options are currently granted under two stock option plans: one under which options to purchase shares of our stock are granted to non-employee directors and one under which options to purchase shares of our stock may be granted to all employees. Option vesting periods are generally four years.

The Exelixis board of directors or a designated committee of the board of directors is responsible for the administration of our employee stock option plans and determines the term, exercise price and vesting terms of each option. Incentive stock options may be granted at an exercise price per share at least equal to the estimated fair value per underlying common share on the date of grant (not less than 110% of the estimated fair value in the case of holders of more than 10% of Exelixis' voting stock). Options granted under the plans are exercisable when granted and generally expire ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of Exelixis' voting stock).

DISTRIBUTION  AND  DILUTIVE  EFFECT  OF  OPTIONS

                                             Employee and Executive Option Grants
                                                   As of September 30, 2002
------------------------------------------------------------------------------------------------------------------------------
                                                                              Nine months ended            Year ended
                                                                                September 30,             December 31,
                                                                                     2002             2001           2000
                                                                              ------------------  -------------  -------------
Net grants during the period as a % of outstanding shares                            4.0%             5.1 %          10.1%
Grants to listed officers* during the period as % of total options granted           -  %             25.2%          13.8%
Grants to listed officers* during the period as % of outstanding shares              -  %              1.4%           1.5%
Cumulative options held by listed officers as % of total options outstanding       17. 2%             22.5%          17.2%

*  Exelixis'  chief  executive  officer  and  the  four other most highly compensated executive officers for the most recently completed  fiscal  year  are  referred  to  as  the  "listed  officers."


During the nine months ended September 30, 2002, we granted our employees options to purchase approximately 2.3 million shares of our common stock, which was net of 432,507 shares related to forfeited options. The net options granted after forfeitures represented 4.0% of our total outstanding shares of common stock, which was approximately 56.2 million as of the beginning of 2002.

During the nine months ended September 30, 2002, no options were granted to the five most highly compensated executive officers. Options granted to the five most highly compensated executive officers as a percentage of total options granted to all employees varies from year to year. The increase in the percentage of grants to listed officers as a percentage of total options granted increased in 2001 as compared to 2000. The increase primarily related to a larger number of grants to other employees in 2000. We typically grant options to all newly hired employees, and in 2000, there was significant hiring activity associated with the build-out of our research infrastructure and drug discovery operations.

GENERAL  OPTION  INFORMATION




                       Summary of Option Activity
                        As of September 30, 2002
------------------------------------------------------------------------

                                                        Weighted Average
                                           Shares        Exercise Price
                                           ----------  ------------------
Options outstanding at December 31, 2000   4,492,835             $ 17.70
  Granted                                  3,160,628               14.47
  Exercised                                 (204,125)               2.75
  Cancelled                                 (270,902)              19.92
                                           ----------

Options outstanding at December 31, 2001   7,178,436               16.63
  Granted                                  2,723,113               12.87
  Exercised                                 (110,164)               0.85
  Cancelled                                 (432,507)              18.77
                                           ----------

Options outstanding at September 30, 2002  9,358,878               15.63
                                           ==========

           In-the-Money and Out-of-the Money Option Information
                          As of September 30, 2002

----------------------------------------------------------------------------------

                                                       Outstanding and Exercisable
                                                       ---------------------------
                                                                       Wtd. Avg
                                                                       Exercise
At September 30, 2002                                     Shares         Price
-----------------------------------------------------  -----------    ------------
In-the-Money                                               565,677         $  1.25
Out-of-the-Money (1)                                     8,793,201         $ 16.56
                                                       -----------
Total Options Outstanding                                9,358,878         $ 15.63
                                                       ===========

(1) Out-of-the-money options are those options with an exercise price above the closing price of $4.95 at September 30, 2002

EXECUTIVE  OPTIONS

During the nine months ended September 30, 2002, no options have been granted to the executive officers listed below. The following table shows the option exercises and remaining option holdings of the listed executive officers. Amounts shown under the column, "Value of Unexercised In-the-Money Options at September 30, 2002" are based on the September 30, 2002 closing price of $4.95 per share, without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option, less the exercise price payable for these shares.

                         Option Exercises and Remaining Holdings of Listed Executive Officers
                                        Year-to-Date September 30, 2002
--------------------------------------------------------------------------------------------------------------
                                                              Number of Securities
                                    Shares                   Underlying Unexercised   Values of Unexercised In-
                                 Acquired on      Value            Options at            the-Money Options at
Name                               Exercise   Realized (1)   September 30, 2002 (2)     September 30, 2002 (2)
-------------------------------  -----------  -------------  ----------------------  --------------------------
George A. Scangos, Ph.D.           862,500      $ 679,999            600,000                  $       -
Geoffrey Duyk, M.D., Ph.D.         375,000        240,000            618,750                    790,312
Lloyd M. Kunimoto                  262,500        240,000            150,000                          -
Michael M. Morrissey, Ph.D.         82,500              -             70,000                          -
Gregory D. Plowman, M.D., Ph.D.          -              -            175,000                          -

-------------------------------
(1)  Based  on  the  fair  market  value  of  the  common  stock  on  the  date  of  exercise.
(2)  All  options  are  exercisable  upon  grant, but underlying shares are subject to a right of repurchase by
Exelixis  until  vested.

EQUITY  COMPENSATION  PLAN  INFORMATION

                                          (1)                     (2)                        (3)
                                  Number of securities       Weighted-Avg      Number of securities remaining
                                   to be issued upon        exercise price      available for future issuance
                                exercise of outstanding     of outstanding        under equity compensation
                                   options, warrants       options, warrants     plans (excluding securities
                                       and rights             and rights          reflected in column (1))
                                ------------------------  -------------------  -------------------------------
Plan Category

Equity compensation plans
  approved by shareholders             9,358,878                 $ 15.63                  2,995,177
Equity compensation plans
  not approved by shareholders                 -                       -                          -
                                ------------------------  -------------------  -------------------------------
Total                                  9,358,878                 $ 15.63                  2,995,177

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our investments are subject to interest rate risk, and our interest income may fluctuate due to changes in U.S. interest rates. By policy, we limit our investments to money market instruments, debt securities of U.S. government agencies and debt obligations of U.S. corporations. We manage market risk by our diversification requirements, which limit the amount of our portfolio that can be invested in a single issuer. We manage credit risk by limiting our purchases to high quality issuers. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. As of September 30, 2002, a hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would cause an approximately $1.0 million decline in the fair value of our financial instruments.

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

In February 2002, we commenced using derivative financial instruments to reduce our exposure to foreign currency exchange rate movements on our consolidated operating results. As of September 30, 2002, we had outstanding an aggregate of $3.5 million (notional amount) of short-term foreign currency option contracts denominated in Euro. The fair value of these contracts at September 30, 2002 was approximately $109,000, which is reflected on the balance sheet as an asset. Due to the nature of the option contracts' structure, our exposure to adverse changes in market rates on these instruments is limited to their carrying value. We cannot give any assurance that our hedging strategies will be effective or that transaction losses can be minimized or forecasted accurately.

ITEM  4.  CONTROLS  AND  PROCEDURES

Our chief executive officer and chief financial officer have concluded that Exelixis' disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended ("Exchange Act"), Rule 13a-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in Exelixis' internal controls. Accordingly, no corrective actions were required or undertaken.


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

From the time of receipt through September 30, 2002, proceeds from the offering have been used for research and development activities, capital expenditures, working capital, merger and acquisition expenses and other general corporate purposes. In the future, we intend to use the remaining net proceeds in a similar manner. As of September 30, 2002, $900,000 of the proceeds remained available and was primarily invested in short-term marketable securities.

 ITEM  5.  OTHER  INFORMATION

APPROVAL  OF  NON-AUDIT  SERVICES

The following non-audit services have been approved by the Audit Committee of our Board of Directors to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of the company. The Audit Committee has approved engagements of Ernst & Young for the following non-audit services: (1) tax consulting services; (2) accounting consulting services and (3) review of registration statements.

RISK  FACTORS

EXELIXIS HAS A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred net losses each year since our inception, including a net loss of approximately $65.3 million for the nine months ended September 30, 2002. As of that date, we had an accumulated deficit of approximately $266.5 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development. During 2001, we acquired a compound in Phase II clinical development, and we are working with a third-party vendor to manufacture this compound and preparing for the filing of an Investigational New Drug Application, or IND. In addition, we are also preparing to file our first IND for a proprietary compound. As a result, we expect that our operating expenses will increase significantly in the near term, and consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain or increase profitability.

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

We currently have collaborative research agreements with Bayer, Bristol-Myers Squibb (two agreements), SmithKline Beecham, Protein Design Labs, Dow
AgroSciences and Bayer CropSciences (formerly Aventis CropSciences). Our current collaborative agreement with Bayer is scheduled to expire in 2008, after which it will automatically be extended for one-year terms unless terminated by either party upon 12-month written notice. Our agreement permits Bayer to terminate our collaborative activities prior to 2008 upon the occurrence of specified conditions, such as the failure to agree on key strategic issues after a period of years or the acquisition of Exelixis by certain specified third parties. Our agreement with Bayer is subject to termination at an earlier date if two or more of our Chief Executive Officer, Chief Scientific Officer, Agricultural Biotechnology Program Leader and Chief Informatics Officer cease to have a relationship with us within nine months of each other. Our mechanism of action collaborative agreement with Bristol-Myers Squibb expires in September 2004. Our cancer collaborative agreement with Bristol-Myers Squibb expires in July 2004. Our collaborative agreement with Dow AgroSciences is scheduled to expire in July 2003, after which Dow AgroSciences has the option to renew on an annual basis. Our collaborative research arrangement with Aventis is scheduled to expire in September 2004. The Bayer CropSciences arrangement is conducted through a limited liability company, Agrinomics, which is owned equally by Bayer CropSciences and Exelixis. Bayer CropSciences may surrender its interest in Agrinomics and terminate the related research collaboration prior to the scheduled expiration upon the payment of the subsequent year's funding commitment. Our recent alliance with SmithKline Beecham is scheduled to expire in October 2008, but is subject to earlier termination at the discretion of SmithKline Beecham starting in 2005 if Exelixis fails to meet certain diligence obligations.

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

FUTURE  SALES  OF  OUR  COMMON  STOCK  MAY  DEPRESS  OUR  STOCK  PRICE.

If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deemed appropriate. For example, following an acquisition, a significant number of shares of our common stock held by new stockholders became freely tradable. Similarly, shares of common stock held by existing stockholders prior to our initial public offering became freely tradable in 2000, subject in some instances to the volume and other limitations of Rule 144. Sales of these shares and other shares of common stock held by existing stockholders could cause the market price of our common stock to decline.

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

     (b)  Reports  on  Form  8-K

          On October 28, 2002, the Company filed an Item 5 Current Report on Form 8-K announcing the signing of an alliance agreement with SmithKline Beecham Corporation.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November  7,  2002





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



                                  CERTIFICATION

I, George A. Scangos, Ph.D., Chief Executive Officer of Exelixis, Inc., certify that:

1.  I  have  reviewed  this  quarterly  report  on  Form 10-Q of Exelixis, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  7,  2002
       ----------------------------------

/s/  George  A.  Scangos
-----------------------------------------
George  A.  Scangos
President  and  Chief  Executive  Officer

                                  CERTIFICATION

I,  Glen  Y.  Sato,  Chief  Financial  Officer  of Exelixis, Inc., certify that:

1.  I  have  reviewed  this  quarterly  report  on  Form 10-Q of Exelixis, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  7,  2002
       ------------------------------------

/s/  Glen  Y.  Sato
-------------------------------------------
Glen  Y.  Sato
Chief  Financial  Officer,  Vice  President
    of  Legal  Affairs  and  Secretary

                                INDEX TO EXHIBITS

Exhibit
Number    Description  of  Document
------    -------------------------

3.1       Amended  and  Restated  Certificate  of  Incorporation  (1)

3.2       Amended  and  Restated  Bylaws  (1)

4.1       Specimen  Common  Stock  Certificate  (1)

10.36* Product Development and Commercialization Agreement, dated as of October 28, 2002, by and between SmithKline Beecham Corporation and Exelixis, Inc.

10.37* Stock Purchase and Stock Issuance Agreement, dated as of October 28, 2002, by and between SmithKline Beecham Corporation and Exelixis, Inc.

10.38* Loan and Security Agreement, dated as of October 28, 2002, by and between SmithKline Beecham Corporation and Exelixis, Inc.

99.1      Certification pursuant  to  Section  906  of the Sarbanes-Oxley Act of
          2002.  (2)

----------------

(1) Filed with Exelixis, Inc. Registration Statement on Form S-1, as amended (No. 333-96335), declared effective by the Securities and Exchange Commission on April 10, 2000, and incorporated herein by reference.

(2) This certification accompanies this Quarterly Report on Form 10-Q and shall not be deemed "filed" by Exelixis, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*    Confidential  treatment  requested  for  certain  portions of this exhibit.