Form 10-K
period 2002-12-31
EXELIXIS INC
filed 2003-03-07
CIK 939767

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

                         SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended: December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $359,717,031.

As of February 28, 2003, there were 59,649,585 shares of the registrant's common stock outstanding. As of that date, there were approximately 50,879,244 shares held by non-affiliates of the registrant, with an approximate aggregate market value of $293,573,238 based upon the $5.77 closing price of the registrant's common stock listed on the Nasdaq National Market on February 28, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 30, 2003, in connection with the registrant's 2003 Annual Meeting of Stockholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

                                 EXELIXIS, INC.

                                    FORM 10-K

                                      INDEX


PART I                                                                                 PAGE
                                                                                       ----
 Item 1.        Business                                                                  4
 Item 2.        Properties                                                               24
 Item 3.        Legal Proceedings                                                        24
 Item 4.        Submission of Matters to a Vote of Security Holders                      24

 PART II

 Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters    25
 Item 6.        Selected Consolidated Financial Data                                     26
 Item 7.        Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                27
 Item 7A.       Quantitative and Qualitative Disclosures About Market Risk               36
 Item 8.        Consolidated Financial Statements and Supplementary Data                 38
 Item 9.        Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                                 65

 PART III

 Item 10.       Directors and Executive Officers of the Registrant                       66
 Item 11.       Executive Compensation                                                   66
 Item 12.       Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters                                          66
 Item 13.       Certain Relationships and Related Transactions                           66
 Item 14.       Controls and Procedures                                                  66

 PART IV

 Item 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K          66

SIGNATURES                                                                               68

CERTIFICATIONS                                                                           70

                                     PART I

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "should," "estimate," "predict," "potential," "continue" or the negative of such terms or other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption "Risk Factors" as well as those discussed elsewhere in this document. These and many other factors could affect the future financial and operating results of Exelixis. Exelixis undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

ITEM  1.  BUSINESS

Overview

We believe that we are a leader in the discovery and validation of high-quality novel targets for several major human diseases and a leader in the discovery of potential new drug therapies, specifically for cancer and other proliferative diseases. Our primary mission is to develop proprietary human therapeutics by leveraging our integrated discovery platform to increase the speed, efficiency and quality of pharmaceutical product discovery and development.

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

Specifically in cancer, the remarkable evolutionary conservation of biochemical pathways strongly supports the use of simple model systems, such as fruit flies, nematode worms, zebrafish and mice, to identify key components of critical cancer pathways that can then be targeted for drug discovery. We expect to develop new cancer drugs by exploiting the underlying "genetic liabilities" of tumor cells to provide specificity in targeting these cells for destruction, while leaving normal cells unharmed. We have discovered and are further developing a number of small molecule drug targets in addition to monoclonal antibody drug targets. Molecules directed against these targets may selectively kill cancer cells while leaving normal cells unharmed, and may provide alternatives to current cancer therapies.

While our primary focus is on drug discovery and development, we believe that our proprietary technologies are valuable to other industries whose products can be enhanced by an understanding of DNA or proteins, including the agrochemical, agricultural and diagnostic industries. Many of these industries have shorter product development cycles and lower risk than the pharmaceutical industry, while at the same time generating significant sales with attractive profit margins. By partnering with companies in multiple industries, we believe that we are able to diversify our business risk, while at the same time maximizing our future revenue stream opportunities.

Clinical  Pipeline

In 2002, we made considerable progress in advancing our clinical development pipeline. We entered into relationships providing for clinical supplies of our rebeccamycin analogue in anticipation of initiating Company sponsored clinical studies. In addition, we continued to advance preclinical candidates, including XL 784, in anticipation of filing our first investigational new drug ("IND") application for a proprietary compound.

Rebeccamycin Analogue (XL 119). Our most advanced clinical program is the rebeccamycin analogue, an anticancer compound that we in-licensed from Bristol-Myers Squibb Company ("Bristol-Myers Squibb" or "BMS") in 2001. The rebeccamycin analogue has completed Phase I clinical testing. The Phase II clinical testing program, which is being conducted by the National Cancer Institute ("NCI"), is well advanced. The compound has been studied in a broad range of tumors. The safety profile appears manageable and consistent with that of other cytotoxic agents, and generally includes myelosuppression and neutropenia. These side effects are largely transient and reversible when treatment is stopped. To date, the most pronounced antitumor activity was observed in upper gastrointestinal tumors (most prominently in bile duct tumors), where several partial responses and instances of prolonged disease stabilization occurred. Based on these results, we believe that the compound deserves further development efforts, as there is currently no approved standard therapy for these rapidly progressing tumors. We anticipate initiating next development steps, if any, following discussions with the Food and Drug Administration ("FDA"). The NCI may also expand its Phase II program to include additional tumor types or combination studies. Drug substance to be used in Company-sponsored clinical trials has been manufactured in bulk supply by third-party suppliers. We expect that the available supply of the compound will be sufficient to support our clinical needs as well as any trials that may be initiated by the NCI.

XL 784. XL 784 is the first small molecule compound developed from our proprietary drug discovery platform. The target against which XL 784 is directed was originally discovered in our anti-angiogenesis research program, although the actual mechanism by which the compound exerts its anti-tumor effects is still being explored. We are currently completing regulatory toxicology studies, and if the safety profile continues to look acceptable, we expect to file an IND in 2003. Our clinical plans include initiating Phase I first-in-man studies, to be conducted in healthy volunteers, while we continue to explore the therapeutic utility of the compound in various animal models of disease, including cardiovascular disease.

2002  Corporate  Collaborations

We have established several commercial collaborations with leading pharmaceutical and biotechnology companies as well as agriculture companies. In October 2002, Exelixis and SmithKlineBeecham Corporation ("GlaxoSmithKline" or "GSK") formed a broad alliance to discover, develop and commercialize novel therapeutics in the areas of vascular biology, inflammatory disease and cancer. The alliance combines our powerful gene-to-drug discovery platform and GSK's strengths in development and commercialization by means of an innovative model for sharing risks and potential rewards in a research and development collaboration. Under the terms of the arrangement, we will have responsibility for the delivery to GSK of small molecule compounds that have met agreed-upon criteria in early Phase II clinical testing. GSK will have the right to further develop these compounds and exclusive, worldwide commercialization and manufacturing rights. We retain co-promotion rights in North America for molecules selected for development by GSK.

In August 2002, we agreed to a two-year extension of our mechanism of action ("MOA") collaboration with BMS, which was established in 1999. Under this collaboration, we identify and validate important biological targets directly affected by selected BMS compounds. This collaboration is in addition to the broad alliance established with BMS in 2001 focused on cancer target discovery, which is ongoing.

In  December  2002,  our  joint  venture  with  Bayer  CropScience  LP  ("Bayer
CropScience," formerly, Aventis CropScience USA LP, "Aventis CropScience"), Agrinomics LLC, established a collaboration with Renessen LLC to enhance seed oil content in commercially valuable seed oil crops. Renessen is a joint venture between Monsanto Company and Cargill, Inc. The collaboration combines Agrinomics' technological leadership in agricultural functional genomics, high-throughput gene screening and seed trait identification, developed by Exelixis, with Renessen's global expertise in quality trait crop development and commercialization, with the goal of accelerating the development of novel proprietary crops with improved seed composition traits. This collaboration leverages the unique capabilities of Agrinomics' powerful ACTTAG trait selection platform to rapidly discover and validate genes that can optimize important seed traits and potentially increase the commercial value of many of the world's most significant agricultural crops.

At the beginning of 2002, we established a combinatorial chemistry collaboration with Merck & Co., Inc. ("Merck") for the joint design and generation of small molecular compound libraries for high-throughput drug screening. The collaboration pairs our expertise in combinatorial library design with Merck's synthetic chemistry expertise with the goal of achieving optimal diversity, density, novelty and quality in library production. This collaboration is similar to our other combinatorial chemistry collaborations with Cytokinetics, Inc., Elan Pharmaceuticals, Inc., Scios Inc. and Schering-Plough Research
Institute, Inc., and provides licensing fees and payments for delivery of specified numbers of compounds meeting certain quality-assurance criteria.

In addition to our commercial collaborations, we have relationships with other biotechnology companies, academic institutions and universities that provide us access to specific technology or intellectual property for the enhancement of our business. These include collaborations with leading biotechnology product developers and solutions providers, among them Affymetrix Inc., GeneMachines, AVI BioPharma, Inc., Silicon Genetics, Galapagos NV, Genomics Collaborative Inc., Accelrys, Inc., Akceli, Inc., Ardais Corp., Cogen BioCognetics, Inc., Impath Predictive Oncology, Inc. and Virtual Arrays, Inc.

In June 2002, we established a collaboration with Merck for the creation of customized genetically engineered mouse models of disease based on our proprietary Conditional gene targeting technology. Under the agreement, we will seek to create a specified number of customized mouse models based on Merck's genetic specifications. Conditional gene targeting permits highly specific temporal and spatial control over gene inactivation for the creation of precisely controlled, information-rich mammalian models of disease.

Following the completion of our acquisition of Genomica Corporation in January 2002, we granted exclusive third- party commercial and development rights to Genomica's software assets to Visualize, Inc., a provider of sophisticated, interactive data visualization software serving the financial services industry. We have a revenue sharing agreement with Visualize, pursuant to which we retain the right to receive and use the Genomica software as well as any derivative works created by Visualize for our internal use.

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

Many of the principal products of the pharmaceutical and biotechnology industries were developed without knowledge about the underlying genetic and biochemical causes of disease, or without knowledge of how the drug works in the body. This limited knowledge about the target or MOA of the product can lead to somewhat random and/or suboptimal product candidates. Similar issues are problems for the agrochemical, agricultural and diagnostic industries. As a result, product development in all of these industries is costly, time consuming, inefficient and characterized by high failure rates. Many companies have turned to genomic technologies, primarily for DNA sequence information, to help address these problems with respect to the selection of molecular or gene-based targets.

Despite significant investment in genomics and the recent availability of the human genome sequence, there has not been appreciable improvement in selecting high quality molecular targets for drug development. Notwithstanding the tremendous advances in providing genomic data, it is clear that a rational selection of molecular targets requires more detailed or specific knowledge about the function of genes and their encoded proteins as well as their interaction with other components of signaling networks, or biochemical pathways. Since the complete human sequence and the sequences of other commercially important genomes are now available, we believe that the competitive advantage for companies going forward will be the ability to identify the small number of significant gene targets, within the very large number of genes, which when modulated will result in a therapeutically and commercially valuable outcome. By integrating our superior ability to select biological targets with a state-of-the-art drug discovery platform, we expect our platform and biological insights to produce novel targets and potentially innovative products.

Our  Strategy

Our business strategy is to leverage our biological expertise and integrated drug discovery capabilities to improve the speed, efficiency and quality of the discovery, development and commercialization process for human therapeutics and other products. Specifically our business strategy includes the following key elements:

MAINTAIN AND AUGMENT BIOLOGICAL EXPERTISE: Our biological expertise is a key competitive advantage that we believe applies throughout all aspects of our collaborative relationships and drug discovery efforts. We seek to continually enhance our technology platform through building, in-licensing or acquiring technologies that complement our fundamental knowledge and capabilities as well as through protecting our proprietary technologies with patents and trade secrets.

SELECTIVELY DEVELOP THERAPEUTIC PRODUCTS: We have invested and plan to continue to invest significant funds in discovering and developing proprietary products, particularly in the area of cancer. We have committed substantial resources to building a world-class drug discovery effort that is integrated with our unique understanding of the biological basis of disease, and we expect to generate a pipeline of compounds to move into clinical trials.

LEVERAGE STRATEGIC COLLABORATIONS: We have established and intend to continue to pursue commercial relationships and key partnerships with major pharmaceutical, biotechnology and agrochemical companies based on the strength of our technologies, biological expertise and drug discovery capabilities. These collaborations provide us with a substantial committed revenue stream in addition to opportunities to receive significant future payments, if our collaborators successfully develop and market products that result from our collaborative work. In addition, many of our collaborations have been structured strategically so that we gain access to technology or product opportunities. Technology access allows us to more rapidly advance our internal programs, saving both time and money, while at the same time retaining rights to use the same information or tools in different industries or for different development opportunities.

ACQUIRE PRODUCTS AND TECHNOLOGIES OPPORTUNISTICALLY: We continually evaluate opportunities that may provide us with key personnel, intellectual property, technologies and products that will enhance our development capabilities and product pipeline. We believe that through the acquisition of strategic products and technologies we will be able to create additional value in our internal and collaborative programs. In addition, we believe that many of these strategic relationships will permit us to obtain co-development, co-promotion or other rights to products identified or developed in such collaborative relationships as a result of our efforts.

Integrated  Research  And  Discovery  Technologies

We have developed an integrated research and discovery platform that includes proprietary technologies and know-how. This platform includes model system genetics and comparative genomics, libraries of modified model organisms, specialized reagents, assay biology, informatics databases and software, MOA technology, automated high-throughput screening, a growing compound library in excess of approximately three million small molecule compounds and extensive medicinal/combinatorial chemistry capabilities. Using this integrated platform, we are able to effectively and rapidly identify novel targets and develop proprietary compounds. We believe that a key competitive advantage is the breadth of our platform as well as our ability to apply the tools of modern biology and chemistry to address commercially relevant questions.

     Model System Genetics and Comparative Genomics. Model system genetics is the study of simple biological systems to discover genes, proteins and biochemical pathways that may be useful in the development of new pharmaceutical or agricultural products. Our primary model systems are the fruit fly, D. melanogaster; the nematode worm, C. elegans; the zebrafish, D. rerio, corn smut, Ustilago maydis; Arabidopsis thaliana; and the micro-tomato, Lycopersicon esculentum. Empirical evidence has provided us with accurate benchmarks for applying biological and biochemical discoveries from these model systems to more developed organisms, such as humans or commercial crops.


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

Comparative genomics is the application of data learned from one biological system to another system. For example, the use of the angiogenesis pathway data learned from a zebrafish can be applied to studying human angiogenesis. Application of comparative genomics relies on the use of our extensive libraries of model organisms, the proprietary databases of information and informatics methods generated by our scientists, as well as access to state-of-the-art technological tools such as RNA interference (RNAi). Each of our model systems has unique advantages that can be applied in different ways to address commercially relevant questions in a rapid manner. Our expertise allows us to use knowledge across species and to select the best model systems for a particular commercial application.

     Proprietary Model Organism Libraries. We have produced and maintain as key strategic assets populations of well-characterized genetically modified organism libraries, and the process for their production and use is a core technology. We have libraries of these organisms that have been modified and catalogued in a systematic fashion, so that comprehensive pair-wise breeding can allow us to test the effects of gene alteration or modulation on a specified disease condition. Through the use of these libraries, we are able to rapidly assess the effect of increasing or decreasing the output of each gene in the model organism. The availability of these assets significantly enhances the efficiency of research directed at drug or agricultural product target identification, as our model systems permit results to be obtained in a period of weeks or months from the inception of the research effort. We believe that our ability to rapidly and selectively move from an alteration in a gene directly to the identification of validated targets that can reverse or enhance the effects of that alteration is an extremely powerful, rapid and direct route to new pharmaceuticals and agricultural products.

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

     HTS, Combinatorial and Medicinal Chemistry. Our gene discovery platform provides novel, biologically validated therapeutic and agricultural targets without bias towards conventional target classes. Thus, in addition to targets that are known in the industry to be "druggable," such as protein kinases, proteases and g-protein coupled receptors, or GPCRs, many other novel classes are identified in genetic screens that may require specialized assay technology. We focus on finding diverse drug discovery targets in multiple assay formats. We have established a high-throughput screening laboratory in which we conducted 22 target screens against millions of compounds in 2002. Through our relationship with BMS, we have gained access to their proprietary combinatorial hardware and software systems. We are currently synthesizing hundreds of thousands of compounds per month. In addition, we have built extensive capabilities into our high-throughput drug discovery platform, including crystallography, cell biology, medicinal chemistry, ADME, pharmacokinetics, pharmacodynamics, pharmacology and chemi-informatics, to potentially identify and develop innovative drugs.

     Extensive Compound Library. We have rapidly assembled a growing collection of over approximately three million highly diverse, quality controlled, drug-like, small molecule compounds for lead discovery by high-throughput screening. Today, these compounds are largely derived from internal combinatorial synthesis. We believe that we are capable of generating approximately one million new compounds per year to add to our highly diverse screening library. In prior years, compounds were identified for acquisition from external vendors based on structural complexity and diversity, purity and price. Over one million compounds were originally selected for acquisition using this analysis. We believe that the continued expansion of our compound library will increase the frequency and quality of generating highly active lead compounds.

     Clinical Development Capabilities. In 2002, we significantly expanded our clinical development capabilities, staffing and infrastructure. Our development group is comprised of experienced professionals with the expertise and experience to quickly move our development candidate compounds from preclinical testing to IND status and through "proof of concept" Phase II clinical trials. The development group possesses critical expertise in the areas of chemistry, manufacturing and controls ("CMC"), pre-clinical testing, clinical trial design, management and analysis and regulatory affairs. Therapeutic expertise within the group includes major disease areas such as allergy-immunology, anti-infectives, cardiovascular, central nervous system, metabolic diseases and oncology. The development group has primary responsibility for advancing and managing the progress of our clinical pipeline, including possibly initiating Phase II trials for our rebeccamycin analogue as a potential treatment for upper gastrointestinal tumors, advancing XL 784 into Phase I, first-in-man trials, and preparing for filing additional INDs, consistent with our corporate goals and corporate collaboration obligations.

Areas  Of  Expertise

     Human  Therapeutics

ANGIOGENESIS AND VASCULAR BIOLOGY. Angiogenesis is the formation of blood vessels. The ability to block the formation of new blood vessels could be used to kill cancer cells by depriving them of nutrients. Similarly, anti-angiogenic agents can be used to treat or prevent diabetic retinopathy, macular degeneration and psoriasis. Products that promote angiogenesis could be used to treat coronary heart disease and stroke. We have an active program to study the zebrafish and Drosophila (fruit fly) model systems in order to identify key angiogenic and anti-angiogenic gene targets and proteins. Our lead proprietary compound, XL 784, was discovered in our angiogenesis research program. In 2002, we entered into a significant small molecule discovery and development collaboration with GlaxoSmithKline that includes angiogensis, vascular biology, inflammation and areas of cancer that are not otherwise subject to existing collaborations.

CANCER. Cancer is a leading cause of death in developed countries. Cancer is caused by a number of genetic defects in cells resulting in unregulated cell growth. We have discovered and are further developing a number of small molecule drug targets, in addition to monoclonal antibody drug targets, that may selectively kill cancer cells while leaving normal cells unharmed, and may provide alternatives to current cancer therapies. By exploiting the underlying "genetic liabilities" of tumor cells, we have identified numerous targets within specific cell growth and proliferation regulatory pathways and are in the process of validating these targets in cell-based assays. In 2002, we completed 22 high-throughput screens directed against proprietary cancer targets. We have established major cancer research collaborations with Bristol-Myers Squibb and Protein Design Labs ("PDL"). Our lead compound, XL 784, has demonstrated anti-tumor activity and is advancing toward clinical study. In 2001, through our cancer collaboration with BMS, we in-licensed an anticancer compound, the rebeccamycin analogue, that is in Phase II clinical trials in upper gastrointestinal tumors being conducted by the National Cancer Institute and for which we expect to possibly initiate Company-sponsored trials.

INFLAMMATION. Our inflammation program focuses on the role of the innate immune system, especially macrophages, in mediating the inflammatory response. Misregulation of the innate immune system is of central importance in diseases of inflammation, such as asthma and arthritis. Drosophila displays a robust innate immune response, and their macrophages are regulated by the same effector molecules and pathways that regulate human macrophages. Unlike vertebrates, however, they lack an adaptive immune system, which allows for more straightforward analysis of the innate response. Drosophila is therefore useful for rapidly identifying prospective targets for treating immunological disease. Novel targets can also be validated in zebrafish, which has all the immune cell types of mammals, with the advantage of more rapid analysis. We are working in collaboration with various universities to identify targets that control inflammation and have identified several targets to date.

METABOLIC DISEASES. Metabolic diseases include such important conditions as cardiovascular diseases, diabetes and obesity, which represent significant unmet medical needs. We have an internal program focusing on metabolic diseases as the result of the conclusion of a three-year sponsored research program with Pharmacia Corporation (Pharmacia), which formally ended in February 2002 by mutual consent. The most advanced targets from that program were focused on optimizing the levels of both cholesterol and fat in the bloodstream, and we have identified several targets for ourselves that may be useful in developing products to control Type II diabetes. We have exclusive rights to the research work done under the program with Pharmacia outside of certain targets that they have selected under the program, for which we will receive milestone payments and royalties for further development by Pharmacia.

CENTRAL NERVOUS SYSTEMS (CNS) DISORDERS. CNS disorders include cognitive disorders such as Parkinson's disease, depression, schizophrenia and Alzheimer's disease. In our collaboration with Pharmacia, we were applying our genetics technologies to understand the causes of Alzheimer's disease. As a result of genetic screens performed to date, Pharmacia selected a number of targets for which we have received milestone payments and may receive royalties in the future. In 2002, we published in Developmental Cell a seminal paper concerning the discovery of two proteins, aph-1 and pen-2, that may play a role in the production of beta-amyloid, the main constituent of senile plaques associated with Alzheimer's disease.

MECHANISM OF ACTION PROGRAM. In this program, we identify the MOA for pharmaceutical compounds that have interesting biological activity but for which the molecular target is unknown. The targets are identified through the analysis of model organisms that are either resistant or hypersensitive to the biological activity produced by the compound. Following identification, the targets are confirmed using biochemical assays. Targets and other components of the signaling pathways are then identified as candidates for further compound development. We have an ongoing MOA collaboration with BMS pursuant to which we would receive milestone payments and royalties for further development of the BMS compounds against the targets identified.

     Agriculture

FUNGICIDES AND HERBICIDES. We are developing fungal and herbicidal model systems, which we intend to use to identify targets that will potentially lead to the development of new, more effective fungicides and herbicides. We have entered into a MOA agreement with Dow AgroSciences pursuant to which we identify targets for specific fungicide and herbicide compounds with unknown molecular targets.

INSECTICIDES AND NEMATICIDES. Currently, there are no products that effectively and safely control nematodes and their effects on plant crops. In collaboration with Bayer, we are applying our model systems platform and assay development capabilities to identify unique targets that may be used to develop new, more effective, broad-spectrum insecticides as well as nematicides. As a result of screening targets both from de novo targets as well as from determining the MOA of an existing compound, we have delivered to Bayer numerous targets and high-throughput screening assays that may be useful in identifying new insecticides for which we have received milestone payments. Under our collaborative arrangement (through our joint venture, Genoptera LLC), Bayer retains exclusive rights to insecticides and nematicides for crop protection. We remain free to conduct research in pesticides other than insecticides or nematicides, as well as in the development of pest-resistant crops.

PLANT TRAIT DISCOVERY. We have developed plant model systems to identify genes that may be used to develop crops with improved internal and external traits, including superior yield, improved nutritional profiles and higher oil content. In collaboration with Bayer CropScience, through an equally-owned subsidiary, Agrinomics LLC, we are working to research, develop and commercialize novel genes found through the proprietary ACTTAG gene expression technology in Arabidopsis thaliana, a plant whose genome has been fully sequenced. ACCTAG gene expression technology represents a method of identifying genes associated with gain-of-function and loss-of-function phenotypes. Agrinomics has characterized and catalogued more than 250,000 lines of Arabidopsis, identifying nearly its entire genome. The collection of transgenic Arabidopsis, which we believe is one of the largest gene libraries for this plant in the world, has the potential to provide extremely important leads for significant improvements in the large commercial seed, oil, protein and crop protection markets.

Corporate  Collaborations

Our strategy is to establish collaborations with major pharmaceutical, biotechnology and agrochemical companies based on the strength of our technologies and biological expertise as well as to support additional development of our proprietary products. Through these collaborations, we obtain license fees and research funding, together with the opportunity to receive milestone payments and royalties from research results and subsequent product development. In addition, many of our collaborations have been structured strategically to provide us access to technology to advance our internal programs, saving both time and money, while at the same time retaining rights to use the same information in different industries. Our collaborations with leading companies in the agrochemical industries allow us to continue to expand our internal development capabilities, while providing our partners with novel targets and assays, and to diversify our revenue stream. For the year ended December 31, 2002, revenue from two of our collaborators represented approximately 39% and 25% of total revenue, respectively. For the year ended December 31, 2001, revenue from three of our collaborators represented approximately 32%, 31% and 15% of total revenue, respectively. For the year ended December 31, 2000, revenue from two of our collaborators represented approximately 53% and 36% of total revenue, respectively.

     Bayer  Corporation

In December 1999, we established Genoptera LLC, a Delaware limited liability company, with Bayer Corporation to develop insecticides and nematicides for crop protection. As part of the formation of this joint venture, Bayer has paid us, through Genoptera, license fees and research commitment fees of $20.0 million and has agreed to provide eight years of research funding through 2007 at a minimum level of $10.0 million per year (for a total of $100.0 million of committed fees and research support). Bayer owns 60% of Genoptera, and we own the remaining 40%. We did not make any capital contributions for our ownership interest and have no obligation to fund future losses. The formation of this joint venture is an outgrowth of, and replaces, the contractual collaboration first established with Bayer AG (the corporate parent of Bayer Corporation) in May 1998. Bayer will pay Genoptera milestones and royalties on products developed by it resulting from the Genoptera research, and we will pay Genoptera royalties on certain uses of technology arising from such research.

Either Bayer or Exelixis may terminate the Genoptera research efforts after 2007. In addition, Bayer may terminate the joint venture prior to 2007 or buy out our interest in the joint venture under specified conditions, including, by way of example, failure to agree on key strategic issues after a period of years, the acquisition of Exelixis by another company or the loss of key personnel that we are unable to replace with individuals acceptable to Bayer.

In July 2002, Bayer completed the acquisition of Aventis S.A., including Aventis CropScience. We each own 50% of Agrinomics LLC, which was established in July 1999 to enable the funding of a collaboration originally entered into with Aventis CropScience. Agrinomics focuses on research, development and commercialization of products in the field of agricultural functional genomics. Under the terms of the Agrinomics joint venture agreement, Bayer has agreed to make capital contributions to Agrinomics in cash totaling $20.0 million over a five-year period. Funding by Bayer for the collaboration is scheduled to expire in July 2004. We contributed the ACTTAG gene identification and activation technology, a collection of seeds generated using the ACTTAG gene identification and activation technology techniques and expertise in molecular and cell biology to the joint venture. In addition, we perform research work for this collaboration. Bayer CropScience currently provides high-throughput screening, robotics, microarray and bioinformatics technologies and support work for the collaborative research efforts.

     Bristol-Myers  Squibb

In August 2002, we extended our MOA research collaboration with BMS through August 2004. The collaboration was initially established in September 1999, and seeks to leverage our proprietary platform and expertise in comparative genetics and functional genomics to identify the targets of compounds delivered by Bristol-Myers Squibb. This information may enable Bristol-Myers Squibb to enhance the potency, specificity and selectivity of drug candidates and may lead to the discovery of new generations of compounds with attractive drug properties. In connection with the collaboration, BMS originally transferred to us certain combinatorial chemistry hardware and software and paid us a technology access fee. Under the terms of the extension, BMS will continue to provide research support payments, as well as pay milestones and royalties based on achievements in the research and commercialization of products based on BMS compounds that are the subject of the collaboration.

In July 2001, we entered into a second collaboration with BMS focused on cancer target identification. The collaboration involves three agreements: (a) a Stock Purchase Agreement; (b) a Cancer Collaboration Agreement; and (c) a License Agreement. Under the terms of the collaboration, BMS (i) purchased 600,600 shares of our common stock in a private placement at a purchase price of $33.30 per share, for cash proceeds to us of approximately $20.0 million; (ii) agreed to pay us a $5.0 million upfront license fee and provide us with $3.0 million per year in research funding for a minimum of three years; and (iii) granted to us a worldwide, fully-paid, exclusive license to the rebeccamycin analogue developed by BMS, which is currently in Phase II clinical studies for cancer and which we may take into further clinical studies. BMS has exclusive rights to certain potential small molecule compound drug targets in cancer selected by BMS during the term of the research collaboration.

     Dow  Agrosciences

In July 2000, we established a three-year research collaboration with Dow AgroSciences to identify the MOA of herbicides and fungicides delivered to us by Dow AgroSciences. We do not know the identity and function of these compounds prior to their delivery. Under this agreement, we received access to a collection of proprietary compounds from Dow AgroSciences that may be useful in our human therapeutic drug discovery programs. We have identified targets to certain Dow AgroSciences compounds that will be used to develop new classes of fungicides and herbicides. Dow AgroSciences pays us research funding as well as milestone payments and royalties based on achievements in the research and commercialization of these products. Unless otherwise renewed, the collaboration will expire in July 2003.

     Protein  Design  Labs

In May 2001, we entered into a collaboration with PDL to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer. The collaboration will utilize our model organism genetics technology for the identification of new cancer targets and PDL's antibody and clinical development expertise to create and develop new antibody drug candidates. PDL provided us with $4.0 million in annual research funding, which will expire as scheduled in June 2003 and has purchased a $30.0 million convertible note. The five-year note bears interest at 5.75%, and the interest thereon is payable annually. The note is convertible into our common stock at a conversion price per share equal to the lower of (i) $28.175 or (ii) 110% of the Fair Market Value (as defined in the note) of a share of our common stock at the time of the conversion.

     Pharmacia

Our collaboration with Pharmacia was originally established in February 1999 to identify targets in the fields of Alzheimer's disease, Type II diabetes and associated complications of metabolic syndrome. We mutually agreed to terminate further research in February 2002. Under the arrangement, Pharmacia purchased a $7.5 million equity interest, paid us a license fee of $5.0 million and milestone payments based on target selection, provided ongoing research support and has agreed to pay us royalties in the event that products result from the targets that we identified. Upon termination, we reacquired rights to the research programs in metabolism and Alzheimer's disease previously licensed exclusively to Pharmacia. Pharmacia retains rights to certain targets selected prior to the reacquisition date, subject to the payment of milestones for certain of those targets selected, and royalties for future development of products against or using those targets, but Pharmacia has no other obligations to make payments to us, including approximately $9.0 million in annual funding that would otherwise be payable for an additional two years if we had not mutually agreed to terminate the arrangement.

     Renessen

In December 2002, Agrinomics established an alliance to enhance seed oil content in commercially valuable crops with Renessen LLC. Renessen is a joint venture between Monsanto Company and Cargill, Inc. The collaboration combines Agrinomics' technological leadership in agricultural functional genomics, high-throughput gene screening and seed trait identification with Renessen's global expertise in quality trait crop development and commercialization, with the goal of accelerating the development of novel proprietary crops with improved seed composition traits. This collaboration leverages the unique capabilities of Agrinomics' powerful ACTTAG gene activation and selection platform to rapidly discover and validate genes that can optimize important seed traits in order to increase the commercial value of many of the world's most significant agricultural crops.

     SmithKlineBeecham  Corporation  /  GlaxoSmithKline  plc

In October 2002, we entered into a broad collaboration with GSK for the discovery, development and commercialization of novel small molecule therapeutics in the areas of vascular biology, inflammatory disease and cancer, to the extent not previously partnered. The collaboration involves three agreements: (a) a Product Development and Commercialization Agreement; (b) a Stock Purchase and Stock Issuance Agreement; and (c) a Loan and Security Agreement. Under the Product Development and Commercialization Agreement, we will conduct research and development with the objective of delivering to GlaxoSmithKline a specified number of compounds that have met agreed-upon criteria through Phase IIa human clinical testing. GSK has an exclusive option to further develop, manufacture and commercialize each of these compounds on a worldwide basis, subject to the payment of an option exercise fee as well as milestone payments and royalties for further development of the compound selected. We retain co-promotion rights in North America for these compounds.
Depending on the continued successful development of these compounds by GSK up to and including commercialization and the achievement of certain net sales levels, we could receive a payment upon option exercise, as well as clinical, regulatory and commercialization milestone payments, which could collectively exceed $105.0 million. We would also receive royalty payments on net sales of the compounds commercialized by GSK, if any, at rates that are dependent upon the number and timing of compounds delivered to GSK under the alliance.

Under the terms of the Product Development and Commercialization Agreement, GSK has paid us $30.0 million as an upfront fee and $10.0 million in annual research funding, and has agreed to pay a minimum of an additional $80.0 million in research and development funding over the first six years of the collaboration, subject to GSK's right to terminate the collaboration in the event of a material breach by us of certain provisions of the agreement, our failure to meet certain performance requirements after the third year of the collaboration or in the event of a change of control of Exelixis by a major pharmaceutical company. On or about the second anniversary of the collaboration, GSK has an option to expand the collaboration. If this expansion occurs, we would expand our research efforts to deliver additional compounds to GSK in the same fields. In exchange, GSK's research payments and the loan facility would increase significantly and GSK's option exercise fee for these additional compounds would increase significantly over the originally contemplated levels without the expansion.

Under the terms of the Stock Purchase and Stock Issuance Agreement, GSK purchased 2,000,000 shares of our common stock in a private placement at a purchase price of $7.00 per share, for cash proceeds to us of approximately $14.0 million. Under the agreement, we also have an option to sell, and GSK has an obligation to purchase, additional shares of our common stock at a specified time in the future and at a price that is at a premium to the then current market price of our common stock. Under the Loan and Security Agreement, GSK provided a loan facility of up to $85.0 million for use in our efforts under the collaboration, and we borrowed $25.0 million under that agreement in December 2002. All loan amounts bear interest at a rate of 4% per annum and are secured by the intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest become due in installments, beginning on or about the sixth anniversary of the collaboration, unless the collaboration is earlier terminated by GSK. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock, subject to certain conditions.

     Chemistry  Collaborations

In 2001 and 2002, we entered into collaboration agreements with each of Elan Pharmaceuticals, Inc., Scios Inc., Cytokinetics, Inc., Schering-Plough Research Institute, Inc. and Merck & Co., Inc. to jointly design custom high-throughput screening compound libraries that we will synthesize and qualify. Each collaborator has agreed to pay us a per-compound fee for compounds delivered meeting certain agreed-upon acceptance criteria. Each party also paid an upfront technology access fee that is creditable towards the future purchase of compounds. Revenue recognition of upfront fees has been deferred, and revenue under these collaboration agreements will generally be recorded upon delivery and acceptance of compounds. Each party retains rights to use the compounds developed and delivered in its own proprietary drug discovery programs and in its collaborative efforts with third parties.

     Biotech  Collaborations

We enjoy collaborations with leading biotechnology product developers and solutions providers, among them Affymetrix, GeneMachines, AVI BioPharma, Inc., Silicon Genetics, Galapagos NV, Genomics Collaborative Inc., Accelrys, Inc., Akceli, Inc., Ardais Corp., Cogen BioCognetics, Inc., Impath Predictive Oncology, Inc. and Virtual Arrays, Inc. These relationships enable us to continuously update and enhance our technology base at a minimal cost, and at the same time facilitate our research and development efforts.

     Academic  and  Government  Collaborations

In order to enhance our research and technology access, we have established key relationships with government agencies and major academic centers in the U.S. and Europe. Our government collaborators include a number of U.S. Department of Agriculture campuses, and we maintain over ten academic collaborations with investigators at such institutions as: Children's Hospital, Boston; Institute of Molecular and Cellular Biology, CNRS, Strasbourg, France; Middle Tennessee Research Institute; Stanford University; University of British Columbia; University of California, San Francisco; and University of Georgia. The purpose of these government and academic collaborations is to continuously improve our core technology and to facilitate the establishment of new discovery programs.

We will continue to pursue strategic collaborations with government agencies and academic centers. We will seek to retain significant rights to develop and market products arising from our strategic alliances. In addition, we will continue to invest our own funds in certain specific areas and product opportunities with the aim of maintaining, enhancing and extending our core technology, as well as increasing our opportunities to generate greater revenue from such activities.

Acquisitions

We have used acquisitions to strategically position and advance our leadership as a genomics-based drug discovery company. In May 2001, we acquired Artemis Pharmaceuticals GmbH, a privately-held genetics and functional genomics company, in a stock-for-stock transaction valued at approximately $28.2 million. Located in Koln and Tubingen, Germany, Artemis is focused on the use of vertebrate model genetic systems such as mice and zebrafish as tools for target identification and validation.

In December 2001, we acquired Genomica Corporation, a publicly-traded bioinformatics company, in a stock-for-stock transaction valued at $110.0 million. The transaction was structured as a tender offer for 100% of Genomica's outstanding common stock and was followed by a merger of Genomica with a wholly-owned subsidiary of Exelixis. The exchange offer was closed on December 28, 2001, and the subsequent merger completing the transaction occurred on January 8, 2002. Genomica had cash and investments of approximately $109.6 million, which enhanced our ability to move our drug discovery programs forward.

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

Research  and  Development  Expenses

Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs, supplies, licenses and depreciation of facilities and laboratory equipment. Research and development expenses were $112.0 million for the year ended December 31, 2002, compared to $82.7 million for 2001 and $51.7 million for 2000.

Proprietary  Rights

We seek patent protection in the United States and international markets for the plant and animal genes and gene functions, proteins, antibodies, biotherapeutics and small molecule pharmaceutical and agricultural products that we discover, as well as genetic methods and technology improvements for discovering such genes, functions, proteins, antibodies, biotherapeutics and small molecule pharmaceutical and agricultural products. Our intellectual property strategy is designed to provide us with freedom to operate and facilitate commercialization of our current and future products. Our patent portfolio includes a total of 47 issued U.S. patents. Our p-element patent, U.S. patent no. 4,670,388, exclusively licensed from Carnegie Institution of Washington, has the earliest patent expiration date, which is June 2, 2004. We are the assignee or exclusive licensee of four allowed and 209 pending U.S. patent applications and corresponding international or foreign patent applications related to our genetic and comparative genomic technologies, gene and protein targets and specialized screens, and the application of these technologies to diverse industries including agriculture, pharmaceuticals and diagnostics. One additional U.S. patent has been issued, one U.S. patent application has been allowed and 44 U.S. patent applications are pending as part of the Agrinomics joint venture with Bayer CropScience. An additional 11 U.S. patent applications are pending as part of the Genoptera joint venture with Bayer.

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

Employees

As of December 31, 2002, we had 550 full-time employees worldwide, 220 of whom hold Ph.D. and/or M.D. degrees and 476 of whom were engaged in full-time research and development activities. In 2002, we added several senior executives to our management team. We plan to expand our preclinical and clinical development programs, as well as our corporate development programs, and hire additional staff as corporate collaborations are established and we expand our internal development efforts to include clinical programs. Our success will depend upon our ability to attract and retain employees. We face competition in this regard from other companies in the biotechnology, pharmaceutical and high technology industries as well as research and academic institutions. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Available  Information

We were incorporated in Delaware in November 1994 as Exelixis Pharmaceuticals, Inc., and we changed our name to Exelixis, Inc. in February 2000.

We  maintain  a  site  on  the  world  wide  web  at  www.exelixis.com; however,
                                                      ----------------
information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our SEC filings, including our annual report of Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In 2003, we plan to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to post the text of our code of ethics on our website at www.exelixis.com in connection with
                                             ----------------
"Investor" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Risk  Factors

EXELIXIS HAS A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred net losses each year since our inception, including a net loss of approximately $86.1 million for the year ended December 31, 2002. As of that date, we had an accumulated deficit of approximately $287.4 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development. In 2001, we acquired a rebeccamycin analogue that is in Phase II clinical development. We anticipate initiating next development steps, if any, following discussions with the FDA. Drug substance to be used in Company-sponsored clinical trials has been manufactured in bulk supply by third-party suppliers. In addition, we are also preparing to file our first IND for a proprietary compound. As a result, we expect that our operating expenses will increase significantly in the near term, and consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain or increase profitability.

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY NOT BE AVAILABLE TO US.

Our future capital requirements will be substantial and will depend on many factors, including:

     -    payments  received  under  collaborative  agreements;
     - the progress and scope of our collaborative and independent research and development projects;
     - our need to expand our product development efforts as well as develop manufacturing and marketing capabilities to commercialize products;
     -    the  filing,  prosecution  and  enforcement  of  patent  claims;  and
     -    increased  costs  for  clinical  activities.

We anticipate that our current cash and cash equivalents, short-term investments and funding to be received from collaborators will enable us to maintain our currently planned operations for at least the next two years. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect. We may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that would restrict our ability to incur further indebtedness. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

DIFFICULTIES WE MAY ENCOUNTER MANAGING OUR GROWTH MAY DIVERT RESOURCES AND LIMIT OUR ABILITY TO SUCCESSFULLY EXPAND OUR OPERATIONS.

We have experienced a period of rapid and substantial growth that has placed, and our anticipated growth in the future will continue to place, a strain on our research, administrative and operational infrastructure. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, acquisitions involve the integration of different financial and management reporting systems. We may not be able to successfully integrate the administrative and operational infrastructure without significant additional improvements and investments in management systems and procedures.

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

We currently have collaborative research agreements with Bayer, Bristol-Myers Squibb (two agreements), SmithKlineBeecham, Protein Design Labs, Dow AgroSciences, Renessen and Bayer CropScience. Our current collaborative agreement with Bayer is scheduled to expire in 2008, after which it will automatically be extended for one-year terms unless terminated by either party upon 12-months written notice. Our agreement permits Bayer to terminate our collaborative activities prior to 2008 upon the occurrence of specified conditions, such as the failure to agree on key strategic issues after a period of years or the acquisition of Exelixis by certain specified third parties. Our agreement with Bayer is subject to termination at an earlier date if two or more of our Chief Executive Officer, Chief Scientific Officer, Agricultural
Biotechnology Program Leader and Chief Informatics Officer cease to have a relationship with us within nine months of each other. Our MOA collaborative agreement with Bristol-Myers Squibb expires in September 2004. Our cancer collaborative agreement with Bristol-Myers Squibb expires in July 2004. Our recent alliance with SmithKlineBeecham is scheduled to expire in October 2008, but is subject to earlier termination at the discretion of SmithKlineBeecham starting in 2005 if Exelixis fails to meet certain diligence obligations. Research funding under our collaborative agreement with Protein Design Labs will expire in June 2003. Similarly, funding under our arrangement with Dow AgroSciences is scheduled to expire in July 2003, after which Dow AgroSciences has the option to renew on an annual basis. Our collaborative research arrangement with Bayer CropScience is scheduled to expire in September 2004. The Bayer CropScience arrangement is conducted through a limited liability company, Agrinomics, which is owned equally by Bayer CropScience and Exelixis. Bayer CropScience may surrender its interest in Agrinomics and terminate the related research collaboration prior to the scheduled expiration upon the payment of the subsequent year's funding commitment. Agrinomics is party to a recent collaborative agreement with Renessen, which expires in December 2005 but is subject to earlier termination at the discretion of Renessen prior to October 2003.

If these existing agreements are not renewed or if we are unable to enter into new collaborative agreements on commercially acceptable terms, our revenues and product development efforts may be adversely affected. For example, our agreement with Pharmacia terminated by mutual agreement in February 2002, eliminated the opportunity for us to earn approximately $9.0 million in research revenue in each of the next two years. Although we expect to enter into other collaborations that may offset this loss of revenue, we may not be able to enter into a new collaborative agreement on similar or superior financial terms than those under the Pharmacia arrangement, and the timing of new collaborative agreements may have a significant effect on our ability to continue to successfully meet our corporate goals and milestones.

CONFLICTS WITH OUR COLLABORATORS COULD JEOPARDIZE THE OUTCOME OF OUR COLLABORATIVE AGREEMENTS AND OUR ABILITY TO COMMERCIALIZE PRODUCTS.

We are conducting proprietary research programs in specific disease and agricultural product areas that are not covered by our collaborative agreements. Our pursuit of opportunities in agricultural and pharmaceutical markets could, however, result in conflicts with our collaborators in the event that any of our collaborators take the position that our internal activities overlap with those areas that are exclusive to our collaborative agreements, and we should be precluded from such internal activities. Moreover, disagreements with our collaborators could develop over rights to our intellectual property. In addition, our collaborative agreements may have provisions that give rise to disputes regarding the rights and obligations of the parties, including the rights of collaborators with respect to our internal programs and disease area research. Any conflict with or among our collaborators could lead to the termination of our collaborative agreements, delay collaborative activities, reduce our ability to renew agreements or obtain future collaboration agreements or result in litigation or arbitration and would negatively impact our relationship with existing collaborators.

We have limited or no control over the resources that our collaborators may choose to devote to our joint efforts. Our collaborators may breach or terminate their agreements with us or fail to perform their obligations thereunder. Further, our collaborators may elect not to develop products arising out of our collaborative arrangements or may fail to devote sufficient resources to the development, manufacture, marketing or sale of such products. Certain of our collaborators could also become our competitors in the future. If our collaborators develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain necessary regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the development and commercialization of our products, our product development efforts could be delayed and may fail to lead to commercialized products.

OUR POTENTIAL THERAPEUTIC PRODUCTS ARE SUBJECT TO A LENGTHY AND UNCERTAIN REGULATORY PROCESS THAT MAY NOT RESULT IN THE NECESSARY REGULATORY APPROVALS, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO COMMERCIALIZE PRODUCTS.

The U.S. Food and Drug Administration, or FDA, must approve any drug or biologic product before it can be marketed in the U.S. Any products resulting from our research and development efforts must also be approved by the regulatory agencies of foreign governments before the product can be sold outside of the U.S. Before a new drug application or biologics license application can be filed with the FDA, the product candidate must undergo extensive clinical trials, which can take many years and may require substantial expenditures. The regulatory process also requires preclinical testing. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. We estimate that typical clinical trials are completed over the following timelines:

               CLINICAL PHASE    ESTIMATED COMPLETION PERIOD
               --------------    ---------------------------

               Phase I                               1 Year
               Phase II                           1-2 Years
               Phase III                          2-4 Years


However, the duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:

     -    the  number  of  patients  that  ultimately  participate in the trial;
     - the duration of patient follow-up that seems appropriate in view of the results;
     -    the  number  of  clinical  sites  included  in  the  trials;  and
     -    the  length  of  time  required  to  enroll suitable patient subjects.

Any clinical trial may fail to produce results satisfactory to the FDA. The FDA could determine that the design of a clinical trial is inadequate to produce reliable results. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or development of a product or clinical trial to be terminated. The clinical development and regulatory approval process is expensive and time consuming. Any failure to obtain regulatory approval could delay or prevent us from commercializing products.

Our efforts to date have been primarily limited to identifying targets and developing small molecule compounds against those targets. Significant research and development efforts will be necessary before any of our products directed against such targets can be commercialized. If regulatory approval is granted to any of our products, the approval may impose limitations on the uses for which a product may be marketed. Further, even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review, and discovery of previously unknown problems with a product or manufacturer may result in restrictions and sanctions with respect to the product, manufacturer and relevant manufacturing facility, including withdrawal of the product from the market.

CLINICAL TESTING OF OUR POTENTIAL PRODUCTS MAY FAIL TO DEMONSTRATE SAFETY AND EFFICACY, WHICH COULD PREVENT OR SIGNIFICANTLY DELAY REGULATORY APPROVAL.

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

In July 2001, we acquired a cancer compound, a rebeccamycin analogue, currently in Phase II clinical studies. This compound was manufactured by Bristol-Myers Squibb, and clinical trials to date have been conducted by the National Cancer Institute, or NCI. We will have to conduct additional clinical testing in order to meet FDA requirements for regulatory approval. We have no prior experience in conducting clinical trials, and, in conjunction with the NCI, we expect to undertake further clinical development of this compound under our own IND in order to obtain regulatory approval. We may not be able to rapidly or effectively assume responsibility for further development of this compound. We do not know whether planned clinical trials will begin on time, will be completed on schedule, or at all, will be sufficient for registration or will result in approvable products. Our product development costs will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. If the delays are significant, our financial results and the commercial prospects for our products will be harmed, and our ability to become profitable will be delayed.

WE LACK THE CAPABILITY TO MANUFACTURE COMPOUNDS FOR CLINICAL TRIALS AND WILL RELY ON THIRD PARTIES TO MANUFACTURE OUR POTENTIAL PRODUCTS, AND WE MAY BE UNABLE TO OBTAIN REQUIRED MATERIAL IN A TIMELY MANNER OR AT A QUALITY LEVEL REQUIRED TO RECEIVE REGULATORY APPROVAL.

We currently do not have manufacturing capabilities or experience necessary to produce materials for clinical trials, including for our Phase II clinical compound, a rebeccamycin analogue. We intend to rely on collaborators and third-party contractors to produce materials necessary for preclinical and clinical testing. We will rely on selected manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the FDA's current Good Manufacturing Practices, or GMP. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements. If we are unable to contract for production of sufficient quantity and quality of materials on acceptable terms, our planned clinical trials may be delayed. Delays in preclinical or clinical testing could delay the filing of our INDs and the initiation of clinical trials that we have currently planned. In addition, our outsourcing efforts with respect to manufacturing clinical supplies will result in a dependence on our suppliers to timely manufacture and deliver sufficient quantities of materials produced under GMP conditions to enable us to conduct planned clinical trials, and if possible to bring products to market in a timely manner.

WE HAVE NO EXPERIENCE IN DEVELOPING, MANUFACTURING AND MARKETING PRODUCTS AND MAY BE UNABLE TO COMMERCIALIZE PROPRIETARY PRODUCTS.

Initially, we relied on our collaborators to develop and commercialize products based on our research and development efforts. We have limited or no experience in using the targets that we identify to develop our own proprietary products, or developing small molecule compounds against those targets. Our recent efforts in applying our drug development capabilities to our proprietary targets in cancer are subject to significant risk and uncertainty, particularly with respect to our ability to meet currently estimated timelines and goals for completing preclinical development efforts and filing an IND for compounds developed. In order for us to commercialize products, we would need to significantly enhance our capabilities with respect to product development and establish manufacturing and marketing capabilities, either directly or through outsourcing or licensing arrangements. We may not be able to enter into such outsourcing or licensing agreements on commercially reasonable terms, or at all.

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

OUR COLLABORATIONS WITH OUTSIDE SCIENTISTS MAY BE SUBJECT TO RESTRICTION AND CHANGE.

We work with scientific and clinical advisors and collaborators at academic and other institutions that assist us in our research and development efforts. These scientists and advisors are not our employees and may have other commitments that would limit their availability to us. Although our advisors and collaborators generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services. In addition, although our advisors and collaborators sign agreements not to disclose our confidential information, it is possible that valuable proprietary knowledge may become publicly known through them.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results and stock price to volatility, including:

     -    recognition  of  upfront  licensing  or  other  fees;
     -    payments of non-refundable upfront or licensing fees to third parties;
     -    acceptance  of  our  technologies  and  platforms;
     - the success rate of our discovery efforts leading to milestone payments and royalties;
     -    the  introduction  of new technologies or products by our competitors;
     - the timing and willingness of collaborators to commercialize our products;
     -    our  ability  to  enter  into  new  collaborative  relationships;
     -    the  termination  or  non-renewal  of  existing  collaborations;
     - the timing and amount of expenses incurred for clinical development and manufacturing of our products;
     -    the  impairment  of  acquired  goodwill  and  other  assets;  and
     - general and industry-specific economic conditions that may affect our collaborators' research and development expenditures

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

FUTURE  SALES  OF  OUR  COMMON  STOCK  MAY  DEPRESS  OUR  STOCK  PRICE.

If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deemed appropriate. For example, following an acquisition, a significant number of shares of our common stock held by new stockholders may become freely tradable. Similarly, shares of common stock held by existing stockholders prior to our initial public offering became freely tradable in 2000, subject in some instances to the volume and other limitations of Rule 144 of the Securities Act. Sales of these shares and other shares of common stock held by existing stockholders could cause the market price of our common stock to decline.

SOME OF OUR EXISTING STOCKHOLDERS CAN EXERT CONTROL OVER US, AND THEIR INTERESTS COULD CONFLICT WITH THE BEST INTERESTS OF OUR OTHER STOCKHOLDERS.

Due to their combined stock holdings, our officers, directors and principal stockholders (stockholders holding more than 5% of our common stock) acting together, may be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of our stockholders. In addition, the interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve of.

ITEM  2.  PROPERTIES

We currently have commitments to lease an aggregate of 213,967 square feet of office and laboratory facilities in four buildings in South San Francisco, California. The first building lease, for 33,000 square feet, expires on July 31, 2005. The second building lease covers three buildings, one for 70,000 square feet, another for 50,000 square feet and the third for 60,967 square feet. The portion of the lease for the third building is expected to begin in March 2003. The lease for these three buildings expires in 2017, not including two five-year options to extend the term prior to expiration. During 2002, we also subleased two additional facilities totaling 12,000 square feet in South San Francisco for continued expansion. Leases for these two facilities are set to expire in 2003.

We lease approximately 17,000 square feet of office and laboratory space in Portland, Oregon and own a 15-acre farm in Woodburn, Oregon. Greenhouse capacity at the farm currently totals 50,000 square feet. The lease in Portland expires on February 28, 2006, and there is an option to renew for an additional five years.

We lease approximately 2,200 square feet of office and laboratory space in Koln, Germany and an additional 1,300 square feet of laboratory space in Tubingen, Germany. These leases expire at dates ranging from March 31, 2004 to October 31, 2007. There is an option to renew all leases for a period ranging from three to five years.

We lease approximately 41,700 square feet of office and research and development space in Boulder, Colorado, of which 24,000 is sublet for the remaining term of the lease. This lease expires in July 2005, and there are two options to renew for additional five-year terms. We are currently attempting to sublease these facilities.

ITEM  3.  LEGAL  PROCEEDINGS

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the Nasdaq National Market under the symbol "EXEL" since April 11, 2000. The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock as reported by the Nasdaq National Market:

                                    Common Stock Price
                                  ----------------------
                                     High         Low
                                  ---------    ---------
Quarter ended December 31, 2002      $9.41        $2.95
Quarter ended September 30, 2002     $7.45        $3.50
Quarter ended June 30, 2002         $13.56        $5.63
Quarter ended March 31, 2002        $16.72       $10.88

Quarter ended December 31, 2001     $17.47       $10.60
Quarter ended September 30, 2001    $19.28        $9.61
Quarter ended June 30, 2001         $19.00        $7.25
Quarter ended March 31, 2001        $16.25        $6.00

On March 5, 2003, the last reported sale price on the Nasdaq National Market for our common stock was $5.84 per share.

Holders

As of March 5, 2003, there were approximately 1,125 stockholders of record of Exelixis common stock.

Dividends

Since inception, we have not paid dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and currently do not plan to pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Recent  Sales  of  Unregistered  Securities

On October 29, 2002, Exelixis entered into a stock purchase agreement with SmithKlineBeecham Corporation ("GSK") as part of a corporate alliance. Pursuant to the terms of the stock purchase agreement, on November 1, 2002, Exelixis issued 2,000,000 shares of common stock at a purchase price of $7.00 per share to GSK in exchange for $14.0 million in cash. The shares were issued to GSK in a private placement pursuant to an exemption from registration in reliance upon
Section  4(2)  and  Rule  506  of  Regulation  D  of the Securities Act of 1933.

Uses  of  Proceeds  from  Registered  Securities

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

From the time of receipt through December 31, 2002, the proceeds from the offering were used for research and development activities, capital expenditures, working capital, merger and acquisition expenses and other general corporate purposes. All remaining proceeds from the offering were expended during the fourth quarter of 2002.

ITEM  6.  SELECTED  CONSOLIDATED  FINANCIAL  DATA

The following selected consolidated historical information has been derived from the audited consolidated financial statements of Exelixis. The financial information as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following Selected Consolidated Financial Data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Consolidated Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

                                                                   Year Ended December 31,
                                                    2002        2001        2000       1999       1998
                                                 ----------  ----------  ----------  ---------  ---------
                                                             (In thousands, except per share data)
Statement of Operations Data:
Total revenues                                      44,322      41,006      24,759     10,510      2,272

Operating expenses:
  Research and development                         112,014      82,700      51,685     21,653     12,096
  Selling, general and administrative               18,758      19,166      15,678      7,624      5,472
  Acquired in-process research and development           -       6,673      38,117          -          -
  Impairment of goodwill                                 -       2,689           -          -          -
  Amortization of goodwill and intangibles             666       5,092         260          -          -
  Restructuring charge                                 708           -           -          -          -
                                                 ----------  ----------  ----------  ---------  ---------
     Total operating expenses                      132,146     116,320     105,740     29,277     17,568
                                                 ----------  ----------  ----------  ---------  ---------
Loss from operations                               (87,824)    (75,314)    (80,981)   (18,767)   (15,296)

Interest and other income (expense), net             3,290       4,128       5,569         46        (50)
Equity in net loss of affiliated company                 -           -           -          -       (320)
Minority interest in subsidiary net loss                 -           -         101          -          -
                                                 ----------  ----------  ----------  ---------  ---------
Net loss from continuing operations before
  income tax                                       (84,534)    (71,186)    (75,311)   (18,721)   (15,666)
Provision for income taxes                             345           -           -          -          -
                                                 ----------  ----------  ----------  ---------  ---------
Loss from continuing operations                    (84,879)    (71,186)    (75,311)   (18,721)   (15,666)
Loss from operations of discontinued segment        (1,251)          -           -          -          -
                                                 ----------  ----------  ----------  ---------  ---------
Net loss                                         $ (86,130)  $ (71,186)  $ (75,311)  $(18,721)  $(15,666)
                                                 ==========  ==========  ==========  =========  =========
Loss per share from continuing operations        $   (1.50)  $   (1.53)  $   (2.43)  $  (4.60)  $  (7.88)
Loss per share from discontinued operations          (0.02)          -           -          -          -
                                                 ----------  ----------  ----------  ---------  ---------
Net loss per share, basic and diluted            $   (1.52)  $   (1.53)  $   (2.43)  $  (4.60)  $  (7.88)
                                                 ==========  ==========  ==========  =========  =========
Shares used in computing basic and
  diluted net loss per share                        56,615      46,485      31,031      4,068      1,988
                                                 ==========  ==========  ==========  =========  =========

                                                                         December 31,
                                                    2002        2001        2000       1999       1998
                                                 ----------  ----------  ----------  ---------  ---------
Balance Sheet Data:                                                     (In thousands)
Cash, cash equivalents, short-term investments
  and restricted cash                            $ 221,987   $ 227,700   $ 112,552   $  6,904   $  2,058
Working capital (deficit)                          173,153     194,242      96,019       (672)       182
Total assets                                       339,113     346,614     204,914     18,901      8,981
Long-term obligations, less current portion         65,372      48,667       7,976     11,132      2,566
Deferred stock compensation, net                      (977)     (4,137)    (10,174)   (14,167)    (1,803)
Accumulated deficit                               (287,354)   (201,224)   (130,038)   (54,727)   (36,006)
Total stockholders' equity (deficit)               175,920     237,220     162,734    (49,605)   (35,065)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "should," "estimate," "predict," "potential," "continue" or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" as well as those discussed elsewhere in this Annual Report on Form 10-K . You should read the following discussion and analysis in conjunction with the "Selected Consolidated Financial Data" and the financial statements and notes thereto included in this Annual Report on Form 10-K. Historical operating results are not necessarily indicative of results that may occur in future periods. Exelixis undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Our strategy is to establish collaborations with major pharmaceutical, biotechnology and agrochemical companies based on the strength of our technologies and biological expertise as well as to support additional development of our proprietary products. Through these collaborations, we obtain license fees and research funding, together with the opportunity to receive milestone payments and royalties from research results and subsequent product development. In addition, many of our collaborations have been structured strategically to provide us access to technology to advance our internal programs, saving both time and money, while at the same time retaining rights to use the same information in different industries. Our collaborations with leading companies in the agrochemical industries allow us to continue to expand our internal development capabilities while providing our partners with novel targets and assays. Since we believe that agrochemical products have reduced development time and lower risk, we expect to be able to maximize our potential future revenue stream through partnering in multiple industries. We have active commercial collaborations with several leading pharmaceutical, biotechnology and agrochemical companies: Bayer CropScience LP (formerly Aventis USA LP), Bayer Corporation, Bristol-Myers Squibb Company (two collaborations), Cytokinetics, Inc., Dow AgroSciences LLC, Elan Pharmaceuticals, Inc., Merck & Co., Inc. (two collaborations), Protein Design Labs, Inc., Renessen LLC, Scios Inc., Schering-Plough Research Institute, Inc. and SmithKlineBeecham Corporation.

In addition to our commercial collaborations, we have relationships with other biotechnology companies, academic institutions and universities that provide us access to specific technology or intellectual property for the enhancement of our business. These include collaborations with leading biotechnology product developers and solutions providers, among them Affymetrix, GeneMachines, AVI
BioPharma, Inc., Silicon Genetics, Galapagos NV, Genomics Collaborative Inc., Accelrys, Inc., Akceli, Inc., Ardais Corp., Cogen BioCognetics, Inc., Impath Predictive Oncology, Inc., and Virtual Arrays, Inc..

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

Acquisition  of  Genomica  Corporation

On December 28, 2001, we acquired approximately 94% of the outstanding common stock of Genomica Corporation ("Genomica"), a bio-informatics software company. The acquisition of Genomica was completed in January 2002. Upon the effectiveness of the merger, Genomica became our wholly-owned subsidiary. The transaction, which was accounted for under the purchase method of accounting, was effected through the exchange of 0.28309 of a share of our common stock for each outstanding share of Genomica common stock. A total of approximately 6.9 million shares of our common stock were issued for all of the outstanding shares of Genomica common stock.

The purchase price for Genomica, which for financial accounting purposes was valued at $110.0 million, was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by management based on an independent valuation. As a result of this transaction, we recorded net tangible assets of $106.2 million (including cash and investments of $109.6 million), developed technology of $400,000, which will be amortized over two years, and goodwill of $3.4 million. At the same time, we recorded a goodwill impairment charge of $2.7 million, which was expensed in 2001 to operations. The impairment was calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), by estimating the present value of future cash flows for the ongoing Genomica licensing business using a risk adjusted discount rate. The impaired goodwill represented excess purchase price, which we viewed as economically equivalent to financing costs for the acquired cash and investments.

In December 2001, in connection with the acquisition of Genomica, Exelixis adopted an exit plan for Genomica. Under this exit plan, we terminated Genomica's entire workforce and abandoned its leased facilities in Boulder, Colorado and Sacramento, California. The estimated costs of the exit plan amounted to $2.9 million and were included as part of the liabilities assumed in the acquisition.

In April 2002, we transferred the Genomica software business to Visualize, Inc. ("Visualize") for future consideration of up to $2.4 million in license fees and royalty payments. Pursuant to the terms of the transaction, Visualize obtained a license with all rights and obligations to third parties currently licensing the Genomica software, including the sole right to further develop and license the software to other third parties. Royalties that Exelixis receives, if any, will be recorded in the period they are earned as a gain from discontinued operations. In addition, Visualize assumed our lease obligation for Genomica's abandoned facility in Sacramento, California. Exelixis retains an internal use license for the software. As a result of this transaction, we reported the operating results of Genomica and the estimated loss on the sale of Genomica as discontinued operations. For the period beginning January 1, 2002 to its disposal in April 2002, Genomica's operating results consisted of revenues of approximately $58,000 and an operating loss of approximately $456,000. The loss on the sale of Genomica includes the write-off of goodwill of approximately $971,000, partially offset by an adjustment to the estimated lease obligation by approximately $176,000 related to the Sacramento facility assumed by Visualize.

As of December 31, 2002, the remaining actions to be taken under the exit plan consisted primarily of residual payments related to the lease obligation for the facility in Boulder, Colorado, which are expected to continue until the termination of the lease in 2005, unless the facility is subleased earlier.

Beginning in the first quarter of 2002, we have applied the new rules of accounting for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Accordingly, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests.

Acquisition  of  Artemis  Pharmaceuticals

In May 2001, we acquired a majority of the outstanding capital stock of Artemis Pharmaceuticals GmbH, a privately held genetics and functional genomics company organized under the laws of Germany. The transaction, which was accounted for under the purchase method of accounting, was effected through the exchange of shares of our common stock for Deutschmark 1.00 of nominal value of Artemis capital stock, using an exchange ratio of 4.064 to one. Approximately 1.6 million shares of our common stock were issued in exchange for 78% of the outstanding capital stock of Artemis held by Artemis stockholders. In addition, we received a call option (the "Call Option") from, and issued a put option (the "Put Option") to, certain stockholders of Artemis (the "Option Holders") for the issuance of approximately 460,000 additional shares of our common stock in exchange for the remaining 22% of the outstanding capital stock of Artemis held by the Option Holders. We could have exercised the Call Option at any time from May 14, 2001 through January 31, 2002, and the Option Holders could have exercised their rights under the Put Option at any time from April 1, 2002 through May 15, 2002. We exercised the Call Option for 131,674 shares and 329,591 shares in December 2001 and January 2002, respectively, which resulted in an increase to goodwill of approximately $1.9 million and $4.0 million, respectively, related to the additional purchase price. In addition, we issued fully vested rights to purchase approximately 187,000 additional shares of our common stock to Artemis employees in exchange for such employees' vested options formerly representing the right to purchase shares of Artemis capital stock pursuant to the Artemis Employee Phantom Stock Option Program. Artemis provides us with technologies related to the following two species: zebrafish and mice. These technologies are used in our research and development efforts.

The purchase price for Artemis, which for financial accounting purposes was valued at $28.2 million, was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by management based upon an independent valuation. As a result of this transaction, we recorded expense associated with the purchase of in-process research and development of $6.7 million, net tangible assets of $2.8 million and intangible assets (including goodwill) of $18.7 million, the majority of which was being amortized over 15 years until December 31, 2001. Under SFAS 142, we have applied the new rules of accounting for goodwill and other intangible assets. Accordingly, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with SFAS 142.

Since the third quarter of 2002, we have undertaken a strategic initiative with respect to our mouse business at Artemis, and intend to split off the entity, including all personnel, and create a separate independent company. This activity is expected to occur in 2003.

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

The purchase price for Agritope, which for financial accounting purposes was valued at $93.5 million, was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by an independent valuation. As a result of this transaction, we recorded expense associated with the purchase of in-process research and development of $38.1 million, net tangible liabilities of $3.6 million and intangible assets (including goodwill) of $58.9 million, the majority of which was being amortized over 15 years until December 31, 2001. Under SFAS 142, we have applied the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Accordingly, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with SFAS 142.

We acquired Vinifera, Inc. ("Vinifera") in connection with the purchase of Agritope (which was the parent company of Vinifera). Vinifera was organized as a majority-owned subsidiary and was engaged in the grape vine propagation business. Because this business did not fit our strategic objectives, at the date of the acquisition of Agritope, we committed to a plan to sell the Vinifera operations. On March 31, 2001, we reduced our ownership interest in Vinifera from 57% to 19% by selling 3.0 million shares of Vinifera common stock back to Vinifera in consideration for $2.1 million in interest bearing promissory notes. As a result of the sale of Vinifera common stock back to Vinifera, we deconsolidated Vinifera, excluded our share of Vinifera's operating losses for the first quarter of 2001 of $275,000 and recorded the following amounts as an adjustment to goodwill recorded in connection with the acquisition of Agritope: a write-down of the value of acquired developed technology attributable to Vinifera of $435,000, a gain on sale of Vinifera shares of $590,000 and a promissory note reserve of $1,700,000. The net adjustment was an increase to goodwill in the amount of $675,000. Beginning April 1, 2001, we accounted for our remaining investment in Vinifera using the cost method.

Due to risks associated with collection, as of December 31, 2001, we reserved for 100% of these promissory notes. Due to a significant decline in the operating performance of Vinifera, in December 2001, we wrote down our remaining cost-basis investment in Vinifera to zero. Vinifera ceased operations in 2002.

Critical  Accounting  Policies

We  believe  the  following  are  our  critical  accounting  policies:

  Revenue  Recognition

Most of our revenues are generated from complex research and licensing arrangements. These research and licensing arrangements may include up-front non-refundable payments. Although these up-front payments are generally non-refundable, under U.S. generally accepted accounting principles ("GAAP") we defer the revenues under these arrangements and recognize the revenues on a straight-line basis over the relevant periods specified in the agreements, generally the research term. Our research and license arrangements may also include milestone payments. Although these milestone payments are generally non-refundable once the milestone is achieved, we recognize the milestone revenues on a straight-line basis over the research term of the arrangement. This typically results in a portion of the milestone being recognized at the date the milestone is achieved, and the balance being recognized over the remaining research term of the agreement. It is our understanding that there is diversity in practice on the recognition of milestone revenue. Other companies have adopted an alternative acceptable milestone revenue recognition policy whereby the full milestone fee is recognized upon completion of the milestone. If we had adopted such a policy, our revenues recorded to date would have increased and our deferred revenues would have decreased by an immaterial amount compared to total revenue recognized. Revenues from chemistry collaborations are generally recognized upon the delivery of accepted compounds.

  Exit  Costs

Prior to the completion of the December 28, 2001 acquisition of Genomica, we formulated an exit plan for Genomica to improve the operating efficiency of the combined company. This plan called for the reduction of substantially all of Genomica's workforce and the abandonment of leased facilities in Boulder, Colorado and Sacramento, California. These activities were completed during the first half of 2002. The actual costs related to the remaining exit activities may differ from the amounts recorded as of December 31, 2002. For example, we have reserved $825,000 as of December 31, 2002 for our estimated maximum obligation under Genomica's remaining operating lease commitment. However, these operating lease commitments may be resolved in a more favorable manner, such as the possibility of successfully subleasing the abandoned space.

  Goodwill  and  Intangible  Impairment

As of December 31, 2002, our consolidated balance sheet included approximately $72.2 million of goodwill and other intangible assets. Under U.S. generally accepted accounting principles, we will evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. We will also evaluate other intangible assets for impairment when impairment indicators are identified. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates include forecasted revenues, which are inherently difficult to predict. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Furthermore, our impairment evaluation of goodwill will require management to exercise judgment in the identification of our reporting units. The impairment test for goodwill will be performed at the reporting unit level, which may be one level below the single operating segment disclosed in our current financial statements, depending upon whether certain criteria are met.

Results  of  Operations

Comparison of Fiscal Years Ended December 31, 2002, 2001 and 2000

    Total  Revenues

Total revenues were $44.3 million for the year ended December 31, 2002, compared to $41.0 million for 2001 and $24.8 million for 2000. The increase from 2001 to 2002 resulted primarily from the impact of our corporate collaborations with SmithKlineBeecham Corporation ("GlaxoSmithKline" or "GSK"), Bristol-Myers Squibb Company ("BMS") and Protein Design Labs, Inc. ("PDL") and from compound deliveries under our chemistry collaborations established with Cytokinetics, Inc., Elan Pharmaceuticals, Inc., Scios Inc. and Schering-Plough Research Institute, Inc. to jointly design custom high-throughput screening compound libraries. This increase was partially offset by a reduction of revenue from Pharmacia due to the February 2002 conclusion of our collaboration. The increase from 2000 to 2001 resulted principally from license and contract revenues earned from the signing of new collaboration agreements with PDL and BMS, additional revenues under our existing collaborative agreements with Bayer, BMS, Dow AgroSciences LLC and Bayer CropScience and, to a lesser extent, recognition of the remaining deferred revenue related to the mutually agreed termination of our collaboration with Pharmacia, which terminated in February 2002.

    Research  and  Development  Expenses

Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs, supplies, licenses and depreciation of facilities and laboratory equipment. Research and development expenses were $112.0 million for the year ended December 31, 2002, compared to $82.7 million for 2001 and $51.7 million for 2000. The increase in 2002 over 2001 resulted primarily from the following costs:

     - Increased Personnel - Staffing costs in 2002 increased by approximately 34% from 2001 levels to approximately $43.0 million. The increase was to support new collaborative arrangements and our internal proprietary research efforts. Salary, bonuses, related fringe benefits, recruiting and relocation costs are included in personnel costs. We expect these personnel costs to increase further as we continue to build our organization.

     - Increased Lab Supplies - As a result of the increase in personnel, our compound collaborations and the significant expansion of our drug discovery operations, lab supplies expense increased 41% to $21.8 million during 2002.

     - Increased Licenses and Consulting - In order to support new collaborative arrangements, manufacture the rebeccamycin analog to ensure adequate clinical supply, complete data analysis for the ongoing NCI-sponsored Phase II trials, plan for registration trials of the rebeccamycin analog and to advance XL 784, our lead IND candidate, through preclinical toxicology testing in anticipation of filing an IND, license and consulting expenses increased 128% to $12.8 million during 2002.

We expect that research and development expenses will continue to increase in absolute dollar amounts in the future, as we continue to advance drug discovery and development programs, including manufacturing and clinical development efforts on our maturing pipeline of products.

With respect to the rebeccamycin analogue and our own proprietary compounds, we are currently relying on collaborators and third-party contractors to produce materials for clinical trials. We expect clinical costs will increase in the future as we enter clinical trials for proprietary product candidates and additional trials for our rebeccamycin analogue, if any. We currently do not have estimates of total costs to reach the market by a particular drug candidate or in total. Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize products. In addition, clinical trials of our potential products may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.

Our most advanced clinical program is the rebeccamycin analogue ("XL 119"), an anticancer compound that we in-licensed from BMS in 2001. The rebeccamycin analogue has completed Phase I testing. The Phase II clinical testing program, which is being conducted by the National Cancer Institute ("NCI"), is well advanced. To date, the most pronounced antitumor activity was observed in upper gastrointestinal tumors (most prominently in bile duct tumors), where several partial responses and instances of prolonged disease stabilization occurred. We believe that the compound deserves further development efforts, as there is currently no approved standard therapy for these rapidly progressing tumors. We anticipate initiating next development steps, if any, following discussions with the Food and Drug Administration ("FDA").

XL 784 is the first small molecule compound developed from our proprietary drug discovery platform. We are currently completing regulatory toxicology studies, and if the safety profile continues to look acceptable, we expect to file an IND in 2003.

The increase in research and development expenses from 2001 and 2000 was due primarily to increased staffing and other personnel-related costs and non-cash stock compensation expense (as described below). These expenses were incurred to support new collaborative arrangements and proprietary programs.

     - Increased Personnel - Staffing costs in 2001 increased by approximately 69% to approximately $32.0 million from 2000. The increase was to support new collaborative arrangements and our internal proprietary research efforts, including increased expenses related to staff hired with the acquisition of Artemis in May 2001 and Agritope in December 2000. Salary, bonuses, related fringe benefits, recruiting and relocation costs are included in personnel costs.

     - Increased Lab Supplies - As a result of the increase in personnel and the significant expansion of our drug discovery operations, lab supplies increased 85% to approximately $15.5 million during 2001.

     - Increased Licenses and Consulting - To support new collaborative arrangements and further development of proprietary programs, license and consulting expenses increased 100% to approximately $5.6 million during 2001.

    General  and  Administrative  Expenses

General and administrative expenses consist primarily of staffing costs to support our research activities, facilities costs and professional expenses, such as legal fees. General and administrative expenses were $18.8 million for the year ended December 31, 2002, compared to $19.2 million for 2001 and $15.7 million for 2000. The decrease in 2002 from 2001 was primarily due to a decrease in non-cash stock compensation expense of $1.5 million (as described below), partially offset by costs associated with personnel and facilities to support expansion in our research and development operations. The increase in general and administrative expenses in 2001 compared to 2000 was primarily due to increased staffing in support of our expanded research and development activities, partially offset by a decrease in non-cash stock compensation expense of $2.2 million (as described below).

    Stock  Compensation  Expense

Deferred stock compensation for options granted to our employees is the difference between the fair value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. Deferred stock compensation for options granted to consultants has been determined based upon estimated fair value, using the Black-Scholes option valuation model. As of December 31, 2002, we have approximately $1.0 million of remaining deferred stock compensation, related to stock options granted to consultants and employees. In connection with the grant of stock options to employees and consultants, we recorded no deferred stock compensation in the years ended December 31, 2002 and 2001 and $10.0 million in 2000. This amount was recorded as a component of stockholders' equity and is being amortized as stock compensation expense over the vesting periods of the options, which is generally four years. We recognized stock compensation expense of $2.5 million for the year ended December 31, 2002, compared to $7.4 million for 2001 and $14.0 million for 2000. These amounts are included within research and development and general and administrative expenses. The decreases in stock compensation expense in 2002 compared to 2001 and in 2001 compared to 2000 primarily result from the accelerated amortization method used for accounting purposes.

During April 2001, we granted approximately 545,000 supplemental stock options ("Supplemental Options") under the 2000 Equity Incentive Plan to certain employees (excluding officers and directors) who had stock options with exercise prices greater than $16.00 per share under the 2000 Equity Incentive Plan. The number of Supplemental Options granted was equal to 50% of the corresponding original grant held by each employee. The Supplemental Options have an exercise price of $16.00, vest monthly over a two-year period beginning April 1, 2001, and have a 27-month term. The vesting on the corresponding original stock options was suspended and will resume in April 2003 following the completion of vesting of the Supplemental Options. This new grant constitutes a synthetic repricing as defined in Financial Accounting Standards Board ("FASB") Interpretation Number 44, "Accounting for Certain Transactions Involving Stock Compensation," and results in certain options being reported using the variable plan method of accounting for stock compensation expense until those options are exercised, forfeited or expire. For the year ended December 31, 2001, we recorded compensation expense related to these Supplemental Options of $246,000, of which $242,000 was reversed in 2002 due to a decrease in the market value of our common stock.

    Acquired  In-Process  Research  and  Development

The valuation of the purchased in-process research and development related to the Artemis acquisition of $6.7 million was determined by management based upon the results of an independent valuation using the income approach for each of the three significant in-process projects. The in-process projects relate primarily to the development of technologies that use vertebrate genetic model organisms, zebra-fish and mice, to identify and functionally validate novel genes in vivo. These genes can be used as novel screening targets or as the basis for secreted proteins in clinically and commercially relevant diseases. The in-process projects have been abandoned or are expected to be completed over approximately the next two years. The income approach estimates the value of each acquired in-process project based on its expected future cash flows. The valuation analysis considered the contribution of the core technology as well as the percent complete of each in-process research and development project. The expected present value of the cash flows associated with the in-process research and development projects was computed using a risk adjusted rate of return of 30%, which is considered commensurate with the overall risk and percent complete of the in-process projects. The purchased in-process technology was not considered to have reached technological feasibility, and it has no alternative future use, and accordingly, it was recorded as a component of operating expenses.

In connection with the Agritope purchase in fiscal year 2000, we recorded expense of $38.1 million relating to acquired in-process research and development. The valuation of the purchased in-process research and development was based upon the results of an independent valuation using the income approach for each of the ten projects in-process. The in-process projects relate primarily to the development of disease and insect resistant fruits and vegetables and have been abandoned or are expected to be completed over approximately the next three and one-half years. The income approach estimates the value of each acquired in-process project based on its expected future cash flows. The valuation analysis considered the contribution of the core technology as well as the percent complete of each in-process research and development project. The expected present value of the cash flows associated with the in-process research and development projects was computed using a risk adjusted rate of return of 35%, which is considered commensurate with the overall risk and percent complete of the in-process projects. The purchased technology was not considered to have reached technological feasibility, and it has no alternative future use, accordingly, it was recorded as a component of operating expense.

    Impairment  of  Goodwill

In 2001, we acquired $3.4 million of goodwill in connection with our Genomica acquisition. At the same time, we recorded a goodwill impairment charge of $2.7 million, which was expensed in 2001 to operations. The impairment was calculated in accordance with SFAS 121, by estimating the present value of future cash flows for the ongoing Genomica licensing business using a risk adjusted discount rate. The impaired goodwill represented excess purchase price, which we viewed as economically equivalent to financing costs for the acquired cash and investments.

We adopted SFAS 142 on January 1, 2002. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. We completed a transitional impairment test during the first quarter of 2002, which did not result in impairment of recorded goodwill. We adopted an annual goodwill impairment test date as of the beginning of the fourth quarter of 2002. Accordingly, we completed the annual impairment test as of October 1, 2002, which did not result in impairment of recorded goodwill.

    Amortization  of  Goodwill  and  Other  Intangibles

Goodwill and intangibles result from our acquisitions of Genomica, Artemis and Agritope (renamed Exelixis Plant Sciences). Amortization of intangibles was
$666,000 for the year ended December 31, 2002, compared to amortization of goodwill and intangibles of $5.1 million for 2001 and $260,000 for 2000. The decrease in 2002 from 2001 was primarily related to our adoption of SFAS 142, whereby goodwill is no longer amortized. The increase in 2001 over 2000 was the result of amortization of goodwill and intangibles from the Agritope acquisition for 12 months compared to only one month in 2000 as well as the amortization of goodwill and intangibles from the acquisition of Artemis.

    Restructuring  Charge

During the fourth quarter of 2002, we implemented a restructuring plan, which resulted in a reduction in workforce of 40 employees primarily from our U.S. research operations. Accordingly, we recorded a restructuring charge of $708,000 comprised primarily of involuntary termination benefits. The restructuring plan was implemented in order to facilitate our evolution into a fully integrated drug discovery company and the reallocation of resources to permit greater focus on building our expanding portfolio of development programs.

    Other  Income  (Expense),  Net

Other income, net, was $3.3 million for the year ended December 31, 2002, compared to $4.1 million for 2001 and $5.6 million for 2000. Other income (expense) consists primarily of interest income earned on cash, cash equivalents and short-term investments, offset by interest expense incurred on notes payable, bank obligations and capital lease obligations. The decrease in 2002 from 2001 was the result of a decrease in interest income due to an overall decline in interest rates coupled with an increase in interest expense related to notes payable and bank obligations. The decrease in 2001 from 2000 was primarily attributable to an increase in interest expense related to notes payable and capital leases.

    Discontinued  Operations

In April 2002, we transferred the Genomica software business to Visualize for future consideration of up to $2.4 million in license fees and royalty payments. Pursuant to the terms of the transaction, Visualize obtained a license with all rights and obligations to third parties currently licensing the Genomica software, including the sole right to further develop and license the software to other third parties. Royalties that we receive, if any, will be recorded in the period they are earned as a gain in discontinued operations. In addition, Visualize assumed the lease obligation for Genomica's abandoned facility in Sacramento, California. We retained an internal use license for the software. As a result of this transaction, we reported the operating results of Genomica and the estimated loss on the sale of Genomica as discontinued operations. For the period beginning January 1, 2002 and ending with the discontinuation of Genomica's operations in April 2002, Genomica's operating results consisted of revenues of approximately $58,000 and an operating loss of approximately $456,000. The loss on the sale of Genomica includes the write-off of goodwill of approximately $971,000, partially offset by a change in estimate for Genomica's lease obligation for the Sacramento facility assumed by Visualize of approximately $176,000.

    Minority  Interest  and  Equity  in  Net  Loss  of  Affiliated  Company

On March 31, 2001, we reduced our ownership interest in Vinifera, Inc. to 19%. Beginning April 1, 2001, we accounted for our remaining investment in Vinifera using the cost method. Due to a significant decline in the operating performance of Vinifera, we wrote down our investment in Vinifera to zero in December 2001.

For 2000, minority interest in subsidiary net loss represents the minority shareholders' portion of Vinifera's operating loss. Net loss reported by us, which is attributable to the minority shareholders, was approximately $100,000 in 2000. Since we owned in excess of 50% of Vinifera, we consolidated
Vinifera's operating results, a portion of which was then allocated to the minority shareholders as minority interest in proportion to their ownership interest, partially offsetting our operating loss.

    Income  Taxes

We have incurred net losses since inception and, consequently, have not recorded any U.S. federal or state income taxes. We have recorded a tax provision of approximately $345,000 for the year ended December 31, 2002 related to income earned in our foreign operations.

As of December 31, 2002, we had federal and California net operating loss carryforwards of approximately $76.6 million and $36.7 million, respectively. We had federal research and development credit carryforwards of approximately $10.8 million in each jurisdiction. If not utilized, the net operating loss and credit carryforwards expire at various dates beginning in 2005. Under the Internal Revenue Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. Annual limitations may result in the expiration of net operating loss and credit carryforwards before they are used.

Liquidity  and  Capital  Resources

Since inception, we have financed our operations primarily through the sale of equity, equipment lease financings and other loan facilities and payments from collaborators. Our initial public offering, completed in the second quarter of 2000, raised $124.5 million in net cash proceeds. In addition, we acquired Genomica in December 2001, including $109.6 million in cash and investments. As of December 31, 2002, we had approximately $222.0 million in cash, cash equivalents, short-term investments and restricted cash.

Our operating activities used cash of $30.9 million for the year ended December 31, 2002, compared to $23.8 million for 2001 and $12.9 million for 2000. Cash used in operating activities during each year related primarily to funding net losses, partially offset by an increase in deferred revenue from collaborators, non-cash charges related to acquired in-process research and development, depreciation and amortization of deferred stock compensation and intangibles.

Our investing activities provided cash of $46.8 million for the year ended December 31, 2002, compared to cash provided of $5.4 million for 2001 and cash used of $96.4 million for 2000. Cash provided in 2002 resulted primarily from the maturities and sales of short-term investments, offset by purchases of other short-term investments. The cash provided in 2001 consisted of cash resulting from the acquisitions of Artemis and Genomica and proceeds from maturities and sales of short-term investments, partially offset by purchases of short-term investments and property and equipment. The use of cash for 2000 consisted primarily of purchases of short-term investments and property and equipment, partially offset by proceeds from maturities of short-term investments and proceeds from sale-leaseback of equipment. We expect to continue to make significant investments in research and development and our administrative infrastructure, including the purchase of property and equipment to support our expanding operations.

Our financing activities provided cash of $32.6 million for the year ended December 31, 2002, compared to $34.4 million for 2001 and $123.5 million for 2000. Cash provided from financing activities in 2002 resulted primarily from $25.0 million from a convertible note with GSK, in addition to $6.8 million from the issuance of common stock to GSK, both in accordance with an executed collaboration agreement. The cash provided from financing activities in 2002 was partially offset by principal payments on capital leases, bank obligations and notes payable. The cash provided in 2001 consisted of $10.0 million proceeds from the issuance of common stock to BMS as part of a collaboration agreement and $30.0 million proceeds from a convertible note with PDL, partially offset by principal payments on capital leases and notes payable. Cash provided from financing activities in 2000 consisted primarily of proceeds from our initial public offering.

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

Commitments

We do not have any "special purpose entities" that are unconsolidated in our financial statements that are reasonably likely to materially affect liquidity or the availability or requirements of cash. We are also not involved with non-exchange traded commodity contracts accounted for at fair value. We have no commercial commitments with related parties, except for employee loans. We have contractual obligations in the form of operating and capital leases, notes payable and licensing agreements. These are described in further detail in Notes 8 and 12 of the Notes to Consolidated Financial Statements. The following chart details our contractual obligations (in thousands):

                                                        Payments Due by Period
                                      ----------------------------------------------------------
                                                    Less than      1-3       4-5        After 5
    Contractual Obligations              Total        1 year      years      years       years
-------------------------------------------------------------------------------------------------
Minimum purchase obligations          $    1,150  $    1,150  $        -  $        -  $        -
Notes payable and bank obligations         5,813       1,840       3,097         876           -
Licensing agreements                       6,581       1,505       2,031       2,030       1,015
Capital lease obligations                 14,103       7,321       6,716          66           -
Convertible promissory note and loan      55,000           -      30,000           -      25,000
Operating leases                         153,899      11,408      23,768      20,951      97,772
                                      ----------  ----------  ----------  ----------  ----------
Total contractual cash obligations    $  236,546  $   23,224  $   65,612  $   23,923  $  123,787
                                      ==========  ==========  ==========  ==========  ==========

We had outstanding loans aggregating $904,000 and $937,000 to certain officers and employees as of December 31, 2002 and 2001, respectively. The notes are general recourse or collateralized by certain real property assets, bear interest at rates ranging from 4.6% to 7.0% and have maturities through 2006. The principal plus accrued interest will be forgiven at various rates over three to four years from the employees' date of employment with us. If an employee leaves us, all unpaid and unforgiven principal and interest will be due and payable within 60 days.

As of December 31, 2002, we had outstanding loans aggregating $1.2 million to our stockholders. The loans were issued to enable certain employees to purchase stock pursuant to their employee stock options. The loans bear interest at rates ranging from 6.13% to 6.50% and mature at various times through February 2004.

Recent  Accounting  Pronouncements

We implemented SFAS 142 on January 1, 2002. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. Accordingly, we completed a transitional impairment test during the first quarter of 2002, which did not result in impairment of recorded goodwill. We adopted an annual goodwill impairment test date as of the beginning of the fourth quarter of 2002. Following this approach, we completed the annual impairment test as of October 1, 2002, which did not result in impairment of recorded goodwill. We will continue to monitor asset-carrying values as of October 1, assess if there is a potential impairment and complete the measurement of impairment, if required. We will perform the impairment measurement procedures under SFAS No. 142 if it is determined that a potential impairment of goodwill exists.

We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") on January 1, 2002 . SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The primary objectives of SFAS 144 were to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale and to address significant implementation issues. The adoption of SFAS 144 did not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses accounting for restructuring, discontinued operations, plant closing or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, although earlier adoption is permitted. We adopted SFAS 146 in the fourth quarter of 2002, with no significant impact on our financial position or results of operations.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. At December 31, 2002, and 2001, we had investments in debt securities of approximately $213.8 million and $223.2 million, respectively. Our investments are subject to interest rate risk, and our interest income may fluctuate due to changes in U.S. interest rates. By policy, we limit our investments to money market instruments, debt securities of U.S. government agencies and debt obligations of U.S. corporations. We manage market risk by our diversification requirements, which limit the amount of our portfolio that can be invested in a single issuer. We manage credit risk by limiting our purchases to high-quality issuers. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. At December 31, 2002, and 2001, we had long-term debt outstanding of approximately $65.3 million and $41.8 million, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments, or a combination thereof. The fair value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

We have estimated the estimated effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical increase or decrease in interest rates as of December 31, 2002 and 2001. As of December 31, 2002, a decrease in the interest rates of one percentage point would have a net adverse change in the fair value of interest rate sensitive assets and liabilities of approximately $1.6 million. As of December 31, 2001, an increase in the interest rates of one percentage point would have a net adverse change in the fair value of interest rate sensitive assets and liabilities of approximately $0.1 million. It is assumed the changes occur immediately and uniformly to each category of instrument containing interest rate risks. Significant variations in market interest rates could produce changes in the timing of repayments due to available prepayment options. The fair value of such instruments could be affected and, therefore, actual results might differ from our estimate.

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

In February 2002, we commenced using derivative financial instruments to reduce our exposure to foreign currency exchange rate movements on our consolidated operating results. As of December 31, 2002, we had outstanding an aggregate notional amount of $5.8 million of written foreign currency put option contracts and a notional amount of $2.9 million of purchased foreign currency call option contracts denominated in Euro. Both the put and call option contracts have an average exercise price of $1.0289 and expire no later than October 10, 2003. The fair value of these contracts at December 31, 2002 was approximately
$119,000, which is reflected on the balance sheet as an asset. Our hedging strategy is designed such that any potential losses on these instruments will be materially offset in earnings by a reduction in Euro denominated costs for our German operations. We cannot give any assurance that our hedging strategies will be effective or that transaction losses can be minimized or forecasted accurately.

ITEM  8.  CONSOLIDATED  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                                 EXELIXIS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                Page #
                                                                ------
Report of Ernst & Young LLP, Independent Auditors                   39
Report of PricewaterhouseCoopers LLP, Independent Accountants       40
Consolidated Balance Sheets                                         41
Consolidated Statements of Operations                               42
Consolidated Statements of Stockholders' Equity (Deficit)           43
Consolidated Statements of Cash Flows                               44
Notes to Consolidated Financial Statements                          45

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To  the  Board  of  Directors  and  Stockholders  of  Exelixis,  Inc.

We have audited the accompanying consolidated balance sheets of Exelixis, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exelixis, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 6 of the notes to consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets.

                                                /s/ Ernst & Young LLP

Palo  Alto,  California
January  31,  2003

          REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT ACCOUNTANTS

To  the  Board  of  Directors  and  Stockholders  of  Exelixis,  Inc.

     In our opinion, the accompanying consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Exelixis, Inc. and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/  PricewaterhouseCoopers  LLP

San  Jose,  California
February  2,  2001


                                        EXELIXIS, INC.
                                 CONSOLIDATED BALANCE SHEETS
                              (in thousands, except share data)

                                                                           December 31,
                                                                   --------------------------
                                                                        2002          2001
                                                                   --------------  ----------
ASSETS
Current assets:
  Cash and cash equivalents                                        $      84,522   $  35,584
  Short-term investments                                                 131,704     192,116
  Other receivables                                                        3,325       4,026
  Other current assets                                                     3,841       2,873
                                                                   --------------  ----------
    Total current assets                                                 223,392     234,599

Restricted cash                                                            5,761           -
Property and equipment, net                                               32,406      36,500
Related-party receivables                                                    904         937
Goodwill                                                                  67,364      62,357
Other intangibles, net                                                     4,802       7,126
Other assets                                                               4,484       5,095
                                                                   --------------  ----------
    Total assets                                                   $     339,113   $ 346,614
                                                                   ==============  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $       4,717   $   4,996
  Other accrued expenses                                                   7,167       4,744
  Accrued bonus                                                            2,504       2,366
  Accrued benefits                                                         2,556       3,731
  Obligation assumed to exit certain activities of Genomica                  825       2,919
  Accrued merger and acquisition costs                                         -       2,217
  Current portion of capital lease obligations                             6,840       5,947
  Current portion of notes payable and bank obligations                    1,840       1,200
  Deferred revenue                                                        23,790      12,237
                                                                   --------------  ----------
    Total current liabilities                                             50,239      40,357

Capital lease obligations                                                  6,280      11,144
Notes payable and bank obligations                                         3,973         652
Convertible promissory note and loan                                      55,000      30,000
Acquisition liability                                                          -       6,871
Other long-term liabilities                                                  119           -
Deferred revenue                                                          47,582      20,370
                                                                   --------------  ----------
    Total liabilities                                                    163,193     109,394
                                                                   --------------  ----------
Commitments

Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares authorized
    and no shares issued                                                       -           -
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    issued and outstanding: 59,386,500 and 56,150,142 shares
    at December 31, 2002 and 2001, respectively                               59          56
  Additional paid-in-capital                                             463,764     444,229
  Notes receivable from stockholders                                      (1,210)     (2,205)
  Deferred stock compensation, net                                          (977)     (4,137)
  Accumulated other comprehensive income                                   1,638         501
  Accumulated deficit                                                   (287,354)   (201,224)
                                                                   --------------  ----------
    Total stockholders' equity                                           175,920     237,220
                                                                   --------------  ----------

    Total liabilities and stockholders' equity                     $     339,113   $ 346,614
                                                                   ==============  ==========

The  accompanying  notes  are  an  integral  part of these consolidated financial statements.

                                     EXELIXIS, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except per share data)


                                                            Year Ended December 31,
                                                        ------------------------------
                                                          2002       2001       2000
                                                        ---------  ---------  ---------
Revenues:
  Contract and government grants                        $ 34,981   $ 33,518   $ 20,983
  License                                                  9,341      7,488      3,776
                                                        ---------  ---------  ---------
    Total revenues                                        44,322     41,006     24,759
                                                        ---------  ---------  ---------

Operating expenses:
  Research and development (1)                           112,014     82,700     51,685
  Selling, general and administrative (2)                 18,758     19,166     15,678
  Acquired in-process research and development                 -      6,673     38,117
  Impairment of goodwill                                       -      2,689          -
  Amortization of goodwill and intangibles                   666      5,092        260
  Restructuring charge                                       708          -          -
                                                        ---------  ---------  ---------
    Total operating expenses                             132,146    116,320    105,740
                                                        ---------  ---------  ---------

Loss from operations                                     (87,824)   (75,314)   (80,981)

Other income (expense):
  Interest income                                          5,916      6,316      6,225
  Interest expense                                        (2,885)    (2,186)      (679)
  Other income (expense), net                                259         (2)        23
                                                        ---------  ---------  ---------
    Total other income (expense)                           3,290      4,128      5,569

Minority interest in consolidated subsidiary net loss          -          -        101
                                                        ---------  ---------  ---------

Net loss from continuing operations before income tax    (84,534)   (71,186)   (75,311)

Provision for income taxes                                   345          -          -
                                                        ---------  ---------  ---------

Net loss from continuing operations                      (84,879)   (71,186)   (75,311)

Loss from operations of discontinued segment-
  Genomica Corporation (including loss on
  sale of $795)                                           (1,251)         -          -
                                                        ---------  ---------  ---------

Net loss                                                $(86,130)  $(71,186)  $(75,311)
                                                        =========  =========  =========

Loss per share from continuing operations               $  (1.50)  $  (1.53)  $  (2.43)

Loss per share from discontinued operations                (0.02)         -          -
                                                        ---------  ---------  ---------

Net loss per share, basic and diluted                   $  (1.52)  $  (1.53)  $  (2.43)
                                                        =========  =========  =========

Shares used in computing basic and
  diluted net loss per share                              56,615     46,485     31,031
                                                        =========  =========  =========

(1)  Includes stock compensation expense of $1,559, $5,004 and $9,433 in 2002, 2001 and
2000,  respectively.

(2)  Includes  stock compensation expense of $898, $2,360 and $4,589 in 2002,  2001 and
2000,  respectively.

The accompanying notes are an integral part of these consolidated financial statements.

                                                     EXELIXIS, INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                            (in thousands, except share data)

                                                                                              Notes
                                                                             Additional     Receivable       Deferred
                                                     Common Stock             Paid-in         From            Stock
                                                        Shares      Amount    Capital      Stockholders    Compensation
                                                    -------------  -------  ------------  --------------  --------------
Balance at December 31, 1999                           6,258,805   $     6  $    19,523   $        (240)  $     (14,167)
Issuance of common stock under warrants and
  company stock plans, net of repurchases              4,928,299         5        3,782          (1,862)              -
Repayment of notes from stockholders for
  the exercise of stock options                                -         -            -             297               -
Issuance of common stock, net of offering costs       10,465,000        10      124,514               -               -
Issuance of common stock for acquisition               1,721,776         2       92,235               -               -
Conversion of preferred stock                         22,877,656        23       46,757               -               -
Conversion of promissory note                            480,769         1        7,499               -               -
Deferred stock compensation                                    -         -       10,029               -         (10,029)
Amortization of deferred stock compensation                    -         -            -               -          14,022
Comprehensive loss:
  Net loss                                                     -         -            -               -               -
  Unrealized gain on available-for-sale securities             -         -            -               -               -
  Comprehensive loss
                                                    -------------  -------  ------------  --------------  --------------
Balance at December 31, 2000                          46,732,305        47      304,339          (1,805)        (10,174)
Issuance of common stock under warrants and
  company stock plans, net of repurchases                708,205         -        4,890               -               -
Notes receivable from stockholders, net
   of repayments                                               -         -            -            (400)              -
Issuance of common stock, BMS collaboration              600,600         1        9,999               -               -
Issuance of common stock for acquisition               8,109,032         8      123,672               -               -
Variable compensation                                          -         -        1,761               -               -
Amortization of deferred stock compensation,
  net of terminations                                          -         -         (432)              -           6,037
Comprehensive loss:
  Net loss                                                     -         -            -               -               -
  Change in unrealized gain on available-
    for-sale securities                                        -         -            -               -               -
  Cumulative translation adjustment                            -         -            -               -               -
  Comprehensive loss
                                                    -------------  -------  ------------  --------------  --------------
Balance at December 31, 2001                          56,150,142        56      444,229          (2,205)         (4,137)
Issuance of common stock under company stock
  plans, net of repurchases                              487,905         -        2,764               -               -
Notes receivable from stockholders, net
   of repayments                                               -         -            -             995               -
Issuance of common stock, GSK collaboration            2,000,000         2        6,798               -               -
Issuance of common stock for acquisition                 748,453         1       10,676               -               -
Amortization of deferred stock compensation,
  net of terminations                                          -         -         (703)              -           3,160
Comprehensive loss:
  Net loss                                                     -         -            -               -               -
  Change in unrealized gain on available-
    for-sale securities                                        -         -            -               -               -
  Change in unrealized gain on derivative
    instruments                                                -         -            -               -               -
  Cumulative translation adjustment                            -         -            -               -               -
 Comprehensive loss
                                                    -------------  -------  ------------  --------------  --------------
Balance at December 31, 2002                          59,386,500   $    59  $   463,764   $      (1,210)  $        (977)
                                                    =============  =======  ============  ==============  ==============


                                                                     Accumulated
                                                                        Other             Total
                                                     Accumulated    Comprehensive      Stockholders'
                                                       Deficit         Income        Equity (Deficit)
                                                    -------------  ---------------  -----------------
Balance at December 31, 1999                        $    (54,727)  $            -   $        (49,605)
Issuance of common stock under warrants and
  company stock plans, net of repurchases                      -                -              1,925
Repayment of notes from stockholders for
  the exercise of stock options                                -                -                297
Issuance of common stock, net of offering costs                -                -            124,524
Issuance of common stock for acquisition                       -                -             92,237
Conversion of preferred stock                                  -                -             46,780
Conversion of promissory note                                  -                -              7,500
Deferred stock compensation                                    -                -                  -
Amortization of deferred stock compensation                    -                -             14,022
Comprehensive loss:
  Net loss                                               (75,311)               -            (75,311)
  Unrealized gain on available-for-sale securities             -              365                365
                                                                                    -----------------
  Comprehensive loss                                                                         (74,946)
                                                    -------------  ---------------  =================
Balance at December 31, 2000                            (130,038)             365            162,734
Issuance of common stock under warrants and
  company stock plans, net of repurchases                      -                -              4,890
Notes receivable from stockholders, net
   of repayments                                               -                -               (400)
Issuance of common stock, BMS collaboration                    -                -             10,000
Issuance of common stock for acquisition                       -                -            123,680
Variable compensation                                          -                -              1,761
Amortization of deferred stock compensation,
  net of terminations                                          -                -              5,605
Comprehensive loss:
  Net loss                                               (71,186)               -            (71,186)
  Change in unrealized gain on available-
    for-sale securities                                        -              236                236
  Cumulative translation adjustment                            -             (100)              (100)
                                                                                    -----------------
  Comprehensive loss                                                                         (71,050)
                                                    -------------  ---------------  =================
Balance at December 31, 2001                            (201,224)             501            237,220
Issuance of common stock under company stock
  plans, net of repurchases                                    -                -              2,764
Notes receivable from stockholders, net
   of repayments                                               -                -                995
Issuance of common stock, GSK collaboration                    -                -              6,800
Issuance of common stock for acquisition                       -                -             10,677
Amortization of deferred stock compensation,
  net of terminations                                          -                -              2,457
Comprehensive loss:
  Net loss                                               (86,130)               -            (86,130)
  Change in unrealized gain on available-
    for-sale securities                                        -              305                305
  Change in unrealized gain on derivative
    instruments                                                -              119                119
  Cumulative translation adjustment                            -              713                713
                                                                                    -----------------
 Comprehensive loss                                                                          (84,993)
                                                    -------------  ---------------  =================
Balance at December 31, 2002                        $   (287,354)  $        1,638   $        175,920
                                                    =============  ===============  =================

The  accompanying  notes  are  an  integral  part  of  these  consolidated  financial  statements.


                                                 EXELIXIS, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)

                                                                                    Year Ended December 31,
                                                                             ----------------------------------
                                                                                2002        2001        2000
                                                                             ----------  ----------  ----------
Cash flows from operating activities:
  Net loss                                                                   $ (86,130)  $ (71,186)  $ (75,311)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Loss from discontinued operations                                            795           -           -
      Depreciation and amortization                                             16,036      10,116       4,575
      Stock compensation expense                                                 2,457       7,364      14,022
      Amortization of goodwill and intangibles                                     666       5,092         260
      Impairment of goodwill                                                         -       2,689           -
      Acquired in-process research and development                                   -       6,673      38,117
      Other                                                                        409         (23)       (101)
    Changes in assets and liabilities:
      Other receivables                                                            604         (75)     (1,043)
      Other current assets                                                        (734)     (1,689)     (2,206)
      Related-party receivables                                                     33        (454)        125
      Other assets                                                                (329)     (3,150)     (1,053)
      Accounts payable and other accrued expenses                                  643       2,816         240
      Obligation assumed to exit certain activities of Genomica Corporation     (2,212)          -           -
      Accrued merger and acquisition costs                                      (1,810)          -           -
      Other long-term liabilities                                                 (117)          -        (104)
      Deferred revenue                                                          38,765      18,059       9,612
                                                                             ----------  ----------  ----------
      Net cash used in operating activities                                    (30,924)    (23,768)    (12,867)
                                                                             ----------  ----------  ----------
Cash flows provided by (used in) investing activities:
  Cash acquired in acquisition                                                       -       8,560         265
  Purchases of property and equipment                                           (5,851)     (9,094)    (15,386)
  Change in restricted cash                                                     (5,761)          -           -
  Proceeds from sale-leaseback of equipment                                          -         268       9,816
  Proceeds from maturities of short-term investments                           174,424     147,143      44,689
  Proceeds from sale of investment before maturity                              31,885       9,372           -
  Purchases of short-term investments                                         (147,889)   (150,844)   (135,821)
                                                                             ----------  ----------  ----------
      Net cash provided by (used in) investing activities                       46,808       5,405     (96,437)
                                                                             ----------  ----------  ----------
Cash flows from financing activities:
  Proceeds from the issuance of common stock, net of offering costs              6,800      10,000     124,524
  Proceeds from exercise of stock options and warrants, net of repurchases          33         555         427
  Proceeds from convertible notes                                               25,000      30,000           -
  Proceeds from employee stock purchase plan                                     2,322       2,372         980
  Repayment of notes from stockholders                                             995         296         297
  Principal payments on capital lease obligations                               (6,427)     (4,519)     (1,212)
  Proceeds from bank obligations                                                 5,658           -           -
  Principal payments on notes payable and bank obligations                      (1,748)     (4,349)     (1,560)
                                                                             ----------  ----------  ----------
      Net cash provided by financing activities                                 32,633      34,355     123,456
                                                                             ----------  ----------  ----------
Effect of foreign exchange rates on cash and cash equivalents                      421          40           -
                                                                             ----------  ----------  ----------
Net increase in cash and cash equivalents                                       48,938      16,032      14,152
Cash and cash equivalents, at beginning of year                                 35,584      19,552       5,400
                                                                             ----------  ----------  ----------
Cash and cash equivalents, at end of year                                    $  84,522   $  35,584   $  19,552
                                                                             ==========  ==========  ==========
Supplemental cash flow disclosure:
  Property and equipment acquired under capital leases                       $   2,456   $  11,175   $  10,415
  Cash paid for interest                                                         2,798       1,041         679

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The Company records its minority ownership interests in Genoptera LLC and Agrinomics LLC using the equity method of accounting.

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

Cash, Cash Equivalents, Short-Term Investments and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in high-grade, short-term commercial paper and money market funds, which invest in United States ("U.S.") Treasury securities that are subject to minimal credit and market risk.

All short-term investments are classified as available-for-sale and therefore carried at fair value. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are stated at fair value based upon quoted market prices of the securities. Unrealized gains and losses on such securities, when material, are reported as a separate component of stockholders' equity. Realized gains and losses, net, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

The following summarizes available-for-sale securities included in cash and cash equivalents, short-term investments and restricted cash (in thousands):

                                                           December 31,
                                                      ----------------------
                                                         2002        2001
                                                      ----------  ----------
Money market funds                                      $ 45,724   $  3,823
Commercial paper                                          42,112     27,306
U.S. corporate bonds                                      82,211    157,000
Government debt                                           21,938     13,016
Market auction securities                                 27,555     22,100
                                                      ----------  ----------
             Total                                      $219,540   $223,245
                                                      ==========  ==========
As reported:
  Cash equivalents                                      $ 82,075   $ 31,129
  Short-term investments                                 131,704    192,116
  Restricted cash                                          5,761          -
                                                      ----------  ----------
             Total                                      $219,540   $223,245
                                                      ==========  ==========

The  following  is  a  reconciliation  of  cash  and  cash  equivalents:

                                                           December 31,
                                                      ----------------------
                                                         2002        2001
                                                      ----------  ----------
Cash equivalents                                        $82,075    $31,129
Cash                                                      2,447      4,455
                                                      ----------  ----------
                                                        $84,522    $35,584
                                                      ==========  ==========

Net unrealized gains were $906,000 and $601,000 as of December 31, 2002 and 2001, respectively. Gross unrealized gains and losses have not been shown separately as they were immaterial. Realized gains amounted to $65,000 in 2002, $84,000 in 2001 and none in 2000.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful life or the remaining term of the lease. Equipment held under capital lease is stated at the lower of the cost of the related asset or the present value of the minimum lease payments and is amortized on a straight-line basis over the estimated useful life of the related asset. Repairs and maintenance costs are charged to expense as incurred.

Intangible Assets

Intangible assets have been amortized using the straight-line method over the following estimated useful lives:

  Developed  technology                           3 - 5 years
  Patents/core  technology                          15  years
  Assembled  workforce  (2001  and  prior)           3  years
  Goodwill  (2001  and  prior)                      15  years

Beginning in 2002, the Company has applied the new rules of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Accordingly, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized and are subject to annual impairment tests.

Long-lived Assets

The Company accounts for its long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") adopted on January 1, 2002. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. During 2001, there was an impairment of goodwill under SFAS 121 related to the Genomica purchase as detailed in Note 2 of the Notes to Consolidated Financial Statements.

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents and short-term investments approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans and capital lease obligations with similar terms, the carrying value of the Company's debt obligations approximates fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and investments in marketable securities. Cash equivalents and marketable securities consist of money market funds, taxable commercial paper, corporate bonds with high credit quality, U.S. government agency obligations and auction rate securities. All cash, cash equivalents and marketable securities are maintained with financial institutions that management believes are creditworthy. Accounts receivable are typically unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. The Company has had no bad debt since inception.

For the year ended December 31, 2002, revenue from two of the Company's collaborators represented approximately 39% and 25% of total revenue, respectively. For the year ended December 31, 2001, revenue from three of the Company's collaborators represented approximately 32%, 31% and 15% of total revenue, respectively. For the year ended December 31, 2000, revenue from two of the Company's collaborators represented approximately 53% and 36% of total revenue, respectively.

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

Milestone payments are non-refundable and recognized as revenue over the period of the research arrangement. This typically results in a portion of the milestone being recognized at the date the milestone is achieved, and the balance being recognized over the remaining research term of the agreement.

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

Derivative Financial Instruments

The Company manages exposures to the changes in foreign currency exchange rates for its foreign operations through a program of risk management adopted in 2002 that includes the use of derivative financial instruments. The Company utilizes derivative financial instruments solely to hedge identified exposures and by policy prohibits the use of derivative instruments for speculative or trading purposes. The Company's derivative financial instruments are recorded at fair value and are included in other current assets or accrued expenses.

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

If a cash flow hedge were to be discontinued because it is probable that the original hedged transaction will not occur as anticipated, the unrealized gains or losses would be reclassified into earnings. Subsequent gains or losses on the related derivative instrument would be recognized in income in each period until the instrument matures, is terminated or is sold.

During the year ended December 31, 2002, the Company did not recognize any gain or loss related to the ineffective portion of the hedging instruments and reclassified a gain of $227,000 from other comprehensive income into earnings under the caption, "Research and development expense." As of December 31, 2002, the Company expects to reclassify $119,000 of net gains on derivative instruments from accumulated other comprehensive income to earnings over the next 12 months as a result of the payment of foreign currency to its German subsidiaries.

Net Loss Per Share

Basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period adjusted for shares that are subject to repurchase. The calculation of diluted net loss per share excludes potential common stock because their effect is antidilutive. Potential common stock consists of common stock subject to repurchase, incremental common shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of the convertible promissory note.

The following table sets forth potential shares of common stock that are not included in the computation of diluted net loss per share because to do so would be antidilutive for the periods indicated:

                                           Year Ended December 31,
                                    ---------------------------------
                                       2002       2001        2000
                                    ----------  ---------  ----------
Preferred stock                              -          -   6,599,324
Options to purchase common stock     9,005,171  5,198,676   2,187,836
Common stock subject to repurchase     751,054  1,793,627   3,596,114
Conversion of note and loan          6,740,464    783,504     588,942
Warrants                               257,053    485,218     524,397
                                    ----------  ---------  ----------
                                    16,753,742  8,261,025  13,496,613
                                    ==========  =========  ==========

Foreign Currency Translation

Exelixis' subsidiaries located in Germany operate primarily using local functional currency. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income.

Stock-based Compensation

The Company has employee and director stock option plans that are more fully described in Note 10 of the Notes to Consolidated Financial Statements. The Company recognizes employee stock-based compensation under the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense is recognized in the Company's financial statements for the stock options granted to employees, which had an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148") (in thousands, except per share amounts):

                                                                          Year Ended December 31,
                                                                     --------------------------------
                                                                        2002        2001       2000
                                                                     -----------  ---------  ---------
Net loss:
 As reported                                                          $ (86,130)  $(71,186)  $(75,311)
  Add: Stock-based employee compensation expense included
            in reported net loss                                          2,076      5,857     11,023
  Deduct: Total stock-based employee compensation expense
                 determined under fair value method for all awards      (21,346)   (18,246)   (11,336)
                                                                      ----------  ---------  ---------
 Pro forma                                                            $(105,400)  $(83,575)  $(75,624)
                                                                      ==========  =========  =========
Net loss per share (basic and diluted):
 As reported                                                          $   (1.52)  $  (1.53)  $  (2.43)
                                                                      ==========  =========  =========
 Pro forma                                                            $   (1.86)  $  (1.80)  $  (2.44)
                                                                      ==========  =========  =========

Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three years ended December 31, 2002 is not representative of the pro forma effects on the results of operations for future periods.

For grants made in 2002 and 2001, the fair value of each option grant was determined using the Black-Scholes option pricing model with the following assumptions: volatility of 90% and 88%, respectively; 0% dividend yield; risk-free interest rate of 3.55% and 4.16%, respectively; and expected lives of four years. For grants made in 2000 prior to the initial public offering, the minimum value method was used with the following assumptions: 0% dividend yield; risk-free interest rate of 6.51%; and expected lives of five years. For grants made in 2000, subsequent to the initial public offering, the fair value of each option grant was determined using the Black-Scholes option pricing model with the following assumptions: volatility of 87%; 0% dividend yield; risk-free interest rate of 5.70%; and expected lives of four years. The fair value for shares purchased pursuant to the ESPP was determined using the Black-Scholes option pricing model with the following assumptions: volatility of 90%, 88% and 87% for 2002, 2001 and 2000, respectively; 0% dividend yield; risk-free interest rate of 1.99%, 5.74% and 6.08% for 2002, 2001 and 2000, respectively; and
expected  lives  of  six  months.

The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services" ("EITF 96-18"). Compensation expense for stock options granted to non-employees has been determined as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured and is periodically re-measured as the underlying options vest.

Comprehensive Income

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges and cumulative translation adjustments. Comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

                                                                     Year Ended December 31,
                                                                 -------------------------------
                                                                   2002       2001       2000
                                                                 ---------  ---------  ---------
Net loss                                                         $(86,130)  $(71,186)  $(75,311)
 Less: Gains reazlied on available-for-sale securities                (65)       (84)         -
 Increase in unrealized gains on  available-for-sale securities       370        320        365
 Increase in unrealized gains on cash flow hedges                     119          -          -
 Increase (decrease) in cumulative translation adjustment             713       (100)         -
                                                                 ---------  ---------  ---------
Comprehensive loss                                               $(84,993)  $(71,050)  $(74,946)
                                                                 =========  =========  =========

The components of accumulated other comprehensive income are as follows (in thousands):

                                                                  Year Ended December 31,
                                                          -------------------------------------
                                                             2002          2001         2000
                                                          -----------  ------------  -----------
Unrealized gains on available-for-sale securities         $       906  $       601   $       365
Unrealized gains on cash flow hedges                              119            -             -
Cumulative translation adjustment                                 613         (100)            -
                                                          -----------  ------------  -----------
Accumulated other comprehensive income                    $     1,638  $       501   $       365
                                                          ===========  ============  ===========

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 ACQUISITIONS

Genomica Corporation

On November 19, 2001, Exelixis and Genomica Corporation ("Genomica"), a bio-informatics software company, announced a definitive agreement pursuant to which Exelixis would acquire Genomica in a stock-for-stock transaction valued at $110.0 million. The transaction was structured as an offer for 100% of Genomica's outstanding common stock to be followed by a merger of Genomica with a wholly-owned subsidiary of Exelixis. On December 28, 2001, Exelixis accepted for payment 22,911,969 shares of Genomica common stock, or 93.94% of the total number of outstanding shares of common stock of Genomica. On January 8, 2002, the merger of Genomica was completed. Upon effectiveness of the merger, Genomica became a wholly-owned subsidiary of Exelixis. The transaction, which was accounted for under the purchase method of accounting in 2001, was effected through the exchange of 0.28309 of a share of Exelixis common stock for each outstanding share of Genomica common stock. A total of approximately 6.9 million shares of Exelixis common stock were issued for all of the outstanding shares of Genomica common stock.

The total consideration for the acquisition was approximately $110.0 million, which consisted of Exelixis common stock valued at $108.9 million and estimated Exelixis transaction costs of $1.1 million. As of December 31, 2001, Exelixis had issued only 93.94% of the total consideration; accordingly, the Company recorded the value of the remaining 6.06%, or $6.9 million, as a long-term liability.

The purchase price for Genomica was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by management based on an independent valuation. As a result of this transaction, Exelixis recorded net tangible assets of $106.2 million (including cash and investments of $109.6 million), developed technology of $400,000, which would be amortized over three years, and goodwill of $3.4 million. At the same time, Exelixis recorded goodwill impairment charge of $2.7 million, which was expensed in 2001 to operations. The impairment of goodwill was calculated in accordance with SFAS 121 by estimating the present value of future cash flows for the ongoing Genomica licensing business using a risk adjusted discount rate. The goodwill impairment charge represented excess purchase price that Exelixis viewed as economically equivalent to financing costs for the acquired cash and investments. Information regarding goodwill is described in further detail in Note 6 of the Notes to Consolidated Financial Statements.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

                                                     December 28,
                                                         2001
                                                     -------------
Cash, investments and interest receivable            $    111,302
Other tangible assets (liabilities), net                   (5,037)
Goodwill                                                    3,382
Developed technologies                                        400
                                                     -------------
  Net assets acquired                                $    110,047
                                                     =============

Prior to the December 28, 2001 acquisition date, Exelixis adopted an exit plan for Genomica. Under this exit plan, the Company terminated Genomica's entire workforce and abandoned its leased facilities in Boulder, Colorado and Sacramento, California. The estimated costs of the exit plan amounted to $2.9 million and were included as part of the liabilities assumed in the acquisition.

As of December 31, 2002, the remaining actions to be taken under the exit plan consisted primarily of residual payments related to the lease obligation for the facility in Boulder, Colorado, which are expected to continue until the termination of the lease in 2005, unless the facility is subleased earlier.

The activity impacting the exit plan accrual during the year ended December 31, 2002, including changes in estimates made by management based on available information, is summarized in the table below (in thousands):

                         Balance at                Change in   Assumed      Balance at
                        December 31,      Cash      Reserve      by         December 31,
                            2001        Payments   Estimate   Visualize        2002
                        -------------  ----------  --------  -----------  -------------
Severance and benefits  $       1,216     (1,493)       277           -    $          -
Lease abandonment               1,703       (719)        17        (176)            825
                        -------------  ----------  --------  -----------  -------------

   Total exit costs     $       2,919     (2,212)       294        (176)  $         825
                        =============  ==========  ========  ===========  =============

In April 2002, Exelixis transferred the Genomica software business to Visualize, Inc. ("Visualize") for future consideration of up to $2.4 million in license fees and royalty payments. Pursuant to the terms of the transaction, Visualize obtained a license with all rights and obligations to third parties currently licensing the Genomica software, including the sole right to further develop and license the software to other third parties. Royalties that Exelixis receives, if any, will be recorded in the period they are earned as a gain from discontinued operations. In addition, Visualize assumed the lease obligation for Genomica's abandoned facility in Sacramento, California. Exelixis retains an internal use license for the software. As a result of this transaction, the Company reported the operating results of Genomica and the estimated loss on the sale of Genomica as discontinued operations. For the period beginning January 1, 2002 to Genomica's disposal in April 2002, Genomica's operating results consisted of revenues of approximately $58,000 and an operating loss of approximately $456,000. The loss on the sale of Genomica includes the write-off of remaining goodwill of approximately $971,000, partially offset by the reversal of Genomica's lease obligation for the Sacramento facility assumed by Visualize of approximately $176,000.

Artemis Pharmaceuticals GmbH

In May 2001, the Company acquired a majority of the outstanding capital stock of Artemis Pharmaceuticals GmbH ("Artemis"), a privately held genetics and functional genomics company organized under the laws of Germany. The transaction, which was accounted for under the purchase method of accounting, was effected through the exchange of shares of Exelixis common stock for Deutschmark 1.00 of nominal value of Artemis capital stock, using an exchange ratio of 4.064 to one. Approximately 1.6 million shares of Exelixis common stock were issued in exchange for 78% of the outstanding capital stock of Artemis held by Artemis stockholders. In addition, Exelixis received a call option (the "Call Option") from, and issued a put option (the "Put Option") to, certain stockholders of Artemis (the "Option Holders") for the issuance of approximately 460,000 shares of Exelixis common stock in exchange for the remaining 22% of the outstanding capital stock of Artemis held by the Option Holders. Exelixis could exercise the Call Option at any time from May 14, 2001 through January 31, 2002, and the Option Holders could exercise their rights under the Put Option at any time from April 1, 2002 through May 15, 2002. Exelixis exercised the Call Option for 131,674 shares and 329,591 shares in December 2001 and January 2002, respectively, which resulted in an increase to goodwill of approximately $1.9 million and $4.0 million, respectively. In addition, Exelixis issued fully vested rights to purchase approximately 187,000 additional shares of Exelixis common stock to Artemis employees in exchange for such employees' vested options formerly representing the right to purchase shares of Artemis capital stock pursuant to the Artemis employee option program.

As of December 31, 2002, the total consideration for the acquisition was approximately $28.2 million, which consisted of Exelixis common stock and options valued at $27.3 million and estimated Exelixis transaction costs of $900,000. Exelixis' transaction costs include financial advisory, legal, accounting and other fees.

The total purchase price, which for financial accounting purposes was valued at $28.2 million, was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by management based upon an independent valuation. As a result of this transaction, Exelixis recorded expense associated with the purchase of in-process research and development of $6.7 million, net tangible assets of $2.8 million and intangible assets (including goodwill) of $18.7 million, the majority of which was being amortized over 15 years until December 31, 2001.

The valuation of the purchased in-process research and development of $6.7 million was based upon the results of an independent valuation using the income approach for each of the three significant in-process projects. The in-process projects relate primarily to the development of technologies that use vertebrate genetic model organisms, zebrafish and mice, to identify and functionally validate novel genes in vivo. These genes can be used as novel screening targets or as the basis for secreted proteins in clinically and commercially relevant diseases. The in-process projects have been abandoned or are expected to be completed over approximately the next two years. The income approach estimates the value of each acquired in-process project based on its expected future cash flows. The valuation analysis considered the contribution of the core technology as well as the percent complete of each in-process research and development project. The expected present value of the cash flows associated with the in-process research and development projects was computed using a risk adjusted rate of return of 30%, which is considered commensurate with the overall risk and percent complete of the in-process projects. The purchased in-process research and development was not considered to have reached technological feasibility, and it has no alternative future use, and accordingly, it was recorded as a component of operating expense.

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

Agritope, Inc.

In December 2000, Exelixis completed its acquisition of Agritope, Inc. ("Agritope"). As a result of the acquisition, Agritope became a wholly-owned subsidiary of Exelixis, and was subsequently renamed Exelixis Plant Sciences, Inc. ("Exelixis Plant Sciences"). The transaction, which was accounted for under the purchase method of accounting, was effected through the exchange of
0.35 of a share of Exelixis common stock for each outstanding share of Agritope capital stock. Approximately 1.7 million shares of Exelixis common stock were issued in connection with the transaction. In addition, unexpired and unexercised options and warrants to purchase shares of Agritope capital stock were assumed by Exelixis pursuant to the transaction and converted into fully vested options and warrants to purchase approximately 880,000 shares of Exelixis common stock.

The total consideration for the acquisition was approximately $93.5 million, which consists of Exelixis common stock, options and warrants valued at $92.2 million and estimated Exelixis transaction costs of $1.3 million. Exelixis' transaction costs include financial advisory, legal, accounting and other fees.

The purchase price for Agritope, which for financial accounting purposes was valued at $93.5 million, was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by an independent valuation. As a result of this transaction, Exelixis recorded expense associated with the purchase of in-process research and development of $38.1 million, net tangible liabilities of $3.6 million and intangible assets (including goodwill) of $58.9 million, the majority of which was being amortized over 15 years until December 31, 2001.

The valuation of the purchased in-process research and development of $38.1 million was based upon the results of an independent valuation using the income approach for each of the ten projects in process. The in-process projects relate primarily to the development of disease and insect resistant fruits and vegetables and have been abandoned or are expected to be completed over approximately the next three and one-half years. The income approach estimates the value of each acquired in-process project based on its expected future cash flows. The valuation analysis considered the contribution of the core technology as well as the percent complete of each in-process research and development project. The expected present value of the cash flows associated with the in-process research and development projects was computed using a risk adjusted rate of return of 35%, which is considered commensurate with the overall risk and percent complete of the in-process projects. The purchased technology was not considered to have reached technological feasibility, and it has no alternative future use, and accordingly, it was recorded as a component operating expense.

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

The Company acquired Vinifera, Inc. ("Vinifera") in connection with the purchase of Agritope (the parent company of Vinifera) in 2000. Vinifera was organized as a majority-owned subsidiary and was engaged in the grape vine propagation business. On the date of acquisition, Exelixis committed to a plan to sell the Vinifera operations because this business did not fit with the strategic objectives of the Company. On March 31, 2001, the Company reduced its ownership interest in Vinifera from 57% to 19% by selling 3.0 million shares of Vinifera common stock back to Vinifera in consideration for $2.1 million in interest bearing promissory notes. As a result of the sale of Vinifera common stock back to Vinifera, Exelixis deconsolidated Vinifera, excluded its share of Vinifera's operating losses for the first quarter of 2001 of $275,000 and recorded the following amounts as an adjustment to goodwill recorded in connection with the acquisition of Agritope: a write-down of the value of acquired developed technology attributable to Vinifera of $435,000, a gain on sale of Vinifera shares of $590,000 and a promissory note reserve of $1,700,000. The net adjustment was an increase to goodwill in the amount of $675,000. Beginning April 1, 2001, the Company accounted for its remaining investment in Vinifera using the cost method.

As of December 31, 2001, the Company reserved for 100% of these promissory notes due to risks associated with collection. Due to a significant decline in the operating performance of Vinifera, in December 2001, the Company wrote down its remaining cost-basis investment in Vinifera to zero. Vinifera ceased operations in 2002.

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

Pro Forma Results

The Company's audited historical statements of operations include the results of Genomica, Artemis and Agritope subsequent to the acquisition dates of December 28, 2001, May 14, 2001 and December 8, 2000, respectively. The following pro forma financial information for the years ended December 31, 2001 and 2000 presents the consolidated results of the Company as if the acquisition of Genomica, Artemis and Agritope had occurred at the beginning of 2000. The $4.3 million restructuring charge that Genomica recorded in October 2001 is included in the following pro-forma information since this charge was not related to the acquisition. All other non-recurring charges relating to the acquisitions, such as acquired in-process research and development charge and impairment of goodwill charge, are not reflected in the following pro forma financial information. This pro forma information is not intended to be indicative of future operating results (in thousands, except per share data):

                                          Year Ended December 31,
                                          -----------------------
                                             2001         2000
                                          ----------   ----------
Total revenues                            $ 42,858      $ 31,207
Net loss                                   (93,734)      (97,355)
Net loss per share, basic and diluted        (1.74)        (2.04)

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

In December 1999, the Company significantly expanded its relationship with Bayer by forming a joint venture in the form of a new limited liability company, Genoptera LLC ("Genoptera"). Under the terms of the Genoptera operating agreement, Bayer provides 100% of the capital necessary to fund the operations of Genoptera and has the ability to control the entity with a 60% ownership interest. The Company owns the other 40% interest in Genoptera without making any capital contribution and reports its investment in Genoptera using the equity method of accounting. Bayer's initial capital contributions to Genoptera were $10.0 million in January 2000 and another $10.0 million in January 2001. Bayer is required to also contribute cash to Genoptera in amounts necessary to fund its ongoing operating expenses. Genoptera has incurred losses since inception. Since the carrying value of this investment is zero and there is no obligation to fund future losses, Exelixis has not recorded equity method losses to date for Genoptera.

In January 2000, the Company, Bayer and Genoptera entered into an exclusive eight-year research collaboration agreement, which superceded the 1998 agreement discussed above. The Company is required to provide Genoptera with expanded research services focused on developing insecticides and nematicides for crop protection. Under the terms of the collaboration agreement, Genoptera paid the Company a $10.0 million license fee and a $10.0 million research commitment fee. One-half of these fees were received in January 2000, and the remaining amounts were received in January 2001. Additionally, Genoptera is required to pay the Company approximately $10.0 million in annual research funding. The Company can earn additional payments under the collaboration agreement upon the achievement of certain milestones. The Company can also earn royalties on the future sale by Bayer of pesticide products incorporating compounds developed against targets and assays under the agreement. The agreement also provides Bayer an exclusive royalty-free option to use certain technology developed under the agreement in the development of fungicides and herbicides. To the extent permitted under the collaboration agreement, if the Company were to develop and sell certain human health or agrochemical products that incorporate compounds developed under the agreement, it would be obligated to pay royalties to Genoptera. No such activities are expected for the foreseeable future.

Bristol-Myers  Squibb

In September 1999, the Company entered into a three-year research and technology transfer agreement with Bristol-Myers Squibb Company ("Bristol-Myers Squibb" or "BMS") to identify the mechanism of action ("MOA") of compounds delivered to the Company by BMS. In July 2002, the agreement was extended for an additional two years. BMS agreed to pay the Company a $250,000 technology access fee, which is being recognized as revenue over the term of the agreement. Under the terms of the agreement, the Company is entitled to receive research funding ranging from $1.3 million in the first year up to as much as $2.5 million annually in future years. The Company can also earn additional amounts under the agreement upon the achievement of certain milestones as well as earn royalties on the future sale by BMS of human products incorporating compounds developed under the agreement. The agreement also includes technology transfer and licensing terms, which call for BMS and the Company to license and share certain core technologies in genomics and lead optimization.

In July 2001, the Company and BMS entered into a collaboration involving three agreements: (a) a Stock Purchase Agreement; (b) a Cancer Collaboration Agreement; and (c) a License Agreement. Under the terms of the collaboration, BMS (i) purchased 600,600 shares of Exelixis common stock in a private placement at a purchase price of $33.30 per share, for cash proceeds to Exelixis of approximately $20.0 million; (ii) agreed to pay Exelixis a $5.0 million upfront license fee and provide Exelixis with $3.0 million per year in research funding for a minimum of three years; and (iii) granted to Exelixis a worldwide, fully-paid, exclusive license to an analogue to Rebeccamycin developed by BMS, which is currently in Phase I and Phase II clinical trials for cancer. Due to risk and uncertainties with Rebeccamycin, and because the analogue had not reached technological feasibility and has no alternative use, the analogue was assigned no value for financial reporting purposes. Exelixis has agreed to provide BMS with exclusive rights to certain potential small molecule compound drug targets in cancer identified during the term of the research collaboration. The premium in excess of fair market value of $10.0 million paid for the common stock purchased by BMS is being accounted for similar to an upfront license fee and is being recognized ratably over the life of the contract.

SmithKlineBeecham  Corporation

In October 2002, Exelixis and SmithKlineBeecham Corporation ("GSK") established a collaboration to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. The collaboration involved three agreements: (a) a Product Development and Commercialization Agreement; (b) a Stock Purchase and Stock Issuance Agreement; and (c) a Loan and Security Agreement. Under the terms of the Product Development and Commercialization Agreement, GSK has paid the Company $30.0 million in an upfront fee and $10.0 million in annual research funding, and has agreed to pay a minimum of an additional $80.0 million in research and development funding over the first six years of the collaboration.

Under the terms of the Stock Purchase and Stock Issuance Agreement, GSK purchased two million shares of Exelixis' common stock in a private placement at a purchase price of $7.00 per share, which represented a premium of approximately 100% to the stock price on the effective date of the agreements. The Company received cash proceeds of approximately $14.0 million for the purchase of these shares. Exelixis has the option to sell additional common shares to GSK in the future.

Under the Loan and Security Agreement, GSK provided a loan facility of up to $85.0 million for use in the Company's efforts under the collaboration, and the Company borrowed $25.0 million under that agreement in December 2002. All loan amounts bear interest at a rate of 4% per annum and are secured by the intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest become due in installments, beginning on or about the sixth anniversary of the collaboration, unless the collaboration is earlier terminated by GSK. Repayment of all or any of the amounts advanced to the Company under this agreement may, at the Company's election, be in the form of Exelixis' common stock, subject to certain conditions.

The upfront fee and the premium portion of the equity purchase have been deferred and will be recognized as revenue over the development term. Exelixis may also receive clinical and developmental payments based on the number and timing of compounds reaching specified milestones. Based on the continued successful development of these compounds, these payments could range from $219.0 million to $369.0 million, through the compounds' commercialization. Two years from the start of the collaboration, GSK and Exelixis may elect to expand the collaboration, and under this option, Exelixis' milestone payments could double, and the development funding and the loan facility would also be significantly expanded.

Dow  AgroSciences

In July 2000, the Company entered into a three-year research collaboration with Dow AgroSciences LLC ("Dow AgroSciences") to identify the MOA of herbicides and fungicides delivered to it under this agreement. The identity and function of these compounds are not known to the Company prior to their delivery.

Under this agreement, the Company receives access to a collection of proprietary compounds from Dow AgroSciences that may be useful in the Company's human therapeutic drug discovery programs.

The Company is required to identify and validate targets and format assays to be used by Dow AgroSciences to develop new classes of fungicides and herbicides. Dow AgroSciences will pay the Company research support fees, milestone payments and royalties based on achievements in the research and commercialization of any resultant new products.

Protein  Design  Labs

On May 22, 2001, the Company and Protein Design Labs, Inc. ("PDL") entered into a collaboration to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer. The collaboration will utilize Exelixis' model organism genetics technology for the identification of new cancer drug targets and PDL's antibody and clinical development expertise to create and develop new antibody drug candidates. PDL is required to provide Exelixis with $4.0 million in annual research funding until June 2003 and has purchased a $30.0 million convertible note. The note bears interest at 5.75%, and the interest thereon is payable annually. The note is convertible at PDL's option any time after the first anniversary of the note's issuance. The note is convertible into Exelixis common stock at a conversion price per share equal to the lower of (i) $28.175 or (ii) 110% of the Fair Market Value (as defined in the note) of a share of Exelixis common stock at the time of conversion.

Agrinomics

In July 1999, Agritope and Aventis CropScience USA. LP ("Aventis CropScience," now Bayer CropScience LP, "Bayer CropScience") formed Agrinomics LLC to conduct a research, development and commercialization program in the field of agricultural functional genomics. As a result of the Company's acquisition of Agritope, the Company owns a 50% interest in Agrinomics, while Bayer CropScience owns the remaining 50% interest. Bayer CropScience has agreed to make capital contributions to Agrinomics in cash totaling $20.0 million over a five-year period, of which $3.0 million and $4.0 million were contributed in 2002 and 2000, respectively. There were no capital contributions made by Bayer CropScience to Agrinomics in 2001. Agritope contributed certain technology and a collection of seeds generated using such technology. In connection with the Company's acquisition of Agritope, no portion of the purchase price was assigned to Agrinomics. Although the Company is required to account for its investment in Agrinomics under the equity method, the Company does not expect to include in its consolidated financial statements its proportionate share of the losses of Agrinomics until such time, if ever, that the Company makes a capital contribution to Agrinomics. There is no requirement for the Company to make capital contributions to Agrinomics.

In December 2002, Agrinomics established an alliance to enhance seed oil content in commercially valuable crops with Renessen LLC. Renessen is a joint venture between Monsanto Company and Cargill, Inc. The collaboration combines Agrinomics' technological leadership in agricultural functional genomics, high-throughput gene screening and seed trait identification, developed at Exelixis Plant Sciences, with Renessen's global expertise in quality trait crop development and commercialization, with the goal of accelerating the development of novel proprietary crops with improved seed composition traits. This collaboration leverages the unique capabilities of Agrinomics' powerful ACTTAG gene activation and selection platform to rapidly discover and validate genes that can optimize important seed traits in order to increase the commercial value of many of the world's most significant agricultural crops. Under the terms of the collaboration, Renessen will provide Agrinomics with committed annual research funding ranging from $1.3 million in the first year up to as much as $2.0 million annually in future years, in addition to payments for the selection of genes and other product options. Agrinomics can also earn additional amounts under the agreement upon the achievement of certain milestones, as well as royalties on commercialized products that may emerge from the collaboration. In addition, Renessen will contribute research and product development capabilities in taking gene candidates identified by Agrinomics into crop products that include leading commercial germplasm.

Pharmacia

In February 1999, the Company entered into a research collaboration agreement with Pharmacia Corporation ("Pharmacia") focused on the identification of novel targets that may be useful in the development of pharmaceutical products in the areas of Alzheimer's disease and metabolic syndrome. Pharmacia agreed to pay the Company a $5.0 million non-refundable license fee, which was being recognized as revenue over the term of the agreement. Under the terms of the agreement, as expanded and amended in October 1999, the Company also received an obligation from Pharmacia to provide future research funding. In July 2001, the Company announced the reacquisition, effective February 2002, of future rights to the research programs. Pharmacia retained rights to targets under the existing agreement selected prior to the reacquisition date, subject to the payment of milestones for certain of those targets selected and royalties for future development of products against or using those targets. Pharmacia will have no other obligations to make payments to the Company, including approximately $9.0 million in annual funding that would have otherwise been payable for an additional two years if the Company had not elected to reacquire rights to the research. As a result of this transaction, revenue recognition of upfront license fees and milestone payments was accelerated over the remaining term of the agreement.

In connection with entering into the February 1999 agreement, Pharmacia also purchased 1,875,000 shares of Exelixis Series D preferred stock at $3.00 per share, resulting in net cash proceeds to the Company of $7.5 million. Further, Pharmacia loaned the Company $7.5 million in exchange for a non-interest bearing convertible promissory note. The convertible promissory note was converted into an aggregate of 480,769 shares of common stock of the Company in July 2000.

Compound Collaborations

The Company entered into collaboration agreements with Cytokinetics, Inc., Elan Pharmaceuticals, Inc., Schering-Plough Research Institute, Inc. and Scios Inc. in 2001 and Merck & Co., Inc. in 2002, to jointly design custom high-throughput screening compound libraries that Exelixis will synthesize and qualify. Each company is required to pay Exelixis a per-compound fee and has paid an upfront technology access fee that is creditable towards the future purchase of compounds. The upfront fees are initially deferred. Revenues under these collaboration agreements will generally be recognized upon delivery of the accepted compounds. Each party retains the rights to use the compounds in its own unique drug discovery programs and in its collaborative efforts with third parties.

NOTE 4 RELATED PARTY TRANSACTIONS

The Company had outstanding loans aggregating $904,000 and $937,000 to certain officers and employees at December 31, 2002 and 2001, respectively. The notes are general recourse or collateralized by certain real property assets, bear interest at rates ranging from 4.6% to 7.0% and have maturities through 2006. The principal plus accrued interest will be forgiven at various rates over three to four years from the employees' date of employment with Exelixis. If an employee leaves Exelixis, all unpaid and unforgiven principal and interest will be due and payable within 60 days.

As of December 31, 2002, the Company also had outstanding loans aggregating $1.2 million to its stockholders. The loans were issued to enable certain non-officer employees to purchase stock pursuant to their employee stock options. The loans bear interest at rates ranging from 6.13% to 6.50% and mature at various times through February 2004.

For the years ended, December 31, 2002, 2001 and 2000, the Company recognized revenues of $13.6 million, $13.1 million and $13.2 million, respectively, under a collaboration agreement with Bayer through the Company's joint venture with Genoptera.

For the years ended, December 31, 2001 and 2000, the Company recognized revenues of $3.8 million and $237,000, respectively, under a collaboration agreement with Aventis CropScience through the Company's joint venture with Agrinomics. During 2002, Bayer completed the acquisition of Aventis S.A., including Aventis CropScience. As a result, Bayer assumed Aventis' 50% ownership of Agrinomics. The Company recognized revenues of $3.8 million under the Agrinomics joint venture for the year ended, December 31, 2002.

NOTE 5 PROPERTY AND EQUIPMENT

Property  and  equipment  consists  of  the  following  (in  thousands):

                                                                    December 31,
                                                          ----------------------------
                                                               2002          2001
                                                          -------------  -------------
Laboratory equipment                                      $     31,998   $     24,884
Computer equipment and software                                 12,508         13,163
Furniture and fixtures                                           4,994          4,570
Leasehold improvements                                          15,810         15,410
Construction-in-progress                                           239            423
                                                          -------------  -------------
                                                                65,549         58,450
Less accumulated depreciation and amortization                 (33,143)       (21,950)
                                                          -------------  -------------
                                                          $     32,406   $     36,500
                                                          =============  =============

Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 included amortization of $6.5 million, $4.6 million and $1.1 million, respectively, related to equipment under capital leases. Accumulated amortization for equipment under capital leases was $14.4 million, $7.9 million and $3.3 million at December 31, 2002, 2001 and 2000, respectively. The equipment under the capital leases collateralizes the related lease obligations.

NOTE 6 GOODWILL AND OTHER ACQUIRED INTANGIBLES

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.

In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. In addition, the Company re-characterized any unamortized acquired assembled workforce as goodwill because it is no longer defined as an acquired intangible asset under SFAS No. 141, "Business Combinations". Accordingly, no goodwill or acquired workforce amortization was recognized during the year ended December 31, 2002. The provisions of SFAS 142 also required the completion of a transitional impairment test within 12 months of adoption, with any impairment treated as a cumulative effect of change in accounting principle. During the first quarter of 2002, the Company completed the transitional impairment test, which did not result in impairment of recorded goodwill.

The Company adopted an annual goodwill impairment test date as of the beginning of the fourth quarter of 2002. Following this approach, the Company will monitor asset-carrying values as of October 1, assess if there is a potential impairment and complete the measurement of impairment, if required. The Company will perform the impairment measurement procedures under SFAS 142 if it determines that a potential impairment of goodwill exists.

The Company completed the annual impairment test as of October 1, 2002, which did not result in impairment of recorded goodwill.

A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and assembled workforce amortization follows (in thousands, except per share amounts):

                                                          Year  Ended  December  31,
                                                -------------------------------------------
                                                     2002           2001          2000
                                                -------------  -------------  -------------
Reported net loss                               $    (86,130)  $    (71,186)  $    (75,311)
Add:  Goodwill amortization                                -          4,053            219
      Assembled workforce amortization                     -            592             20
                                                -------------  -------------  -------------
Adjusted net loss                               $    (86,130)  $    (66,541)  $    (75,072)
                                                =============  =============  =============

Net loss per share, basic and diluted           $      (1.52)  $      (1.53)  $      (2.43)
Add:  Goodwill amortization                                -           0.09           0.01
      Assembled workforce amortization                     -           0.01           0.00
                                                -------------  -------------  -------------
Adjusted net loss per share, basic and diluted  $      (1.52)  $      (1.43)  $      (2.42)
                                                =============  =============  =============

Changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

Balance as of December 31, 2001                                $62,357
Reclassification of intangible asset - assembled workforce       1,658
Exercise of Artemis call option                                  4,042
Write-off of goodwill                                             (971)
Other                                                              278
                                                               --------
Balance as of December 31, 2002                                $67,364
                                                               ========

The components of the Company's other acquisition-related intangible assets are as follows (in thousands):

                                              December 31, 2002
                               --------------------------------------------
                                   Gross
                                 Carrying      Accumulated
                                  Amount       Amortization        Net
                               -------------  --------------  -------------
Developed technology           $       1,640  $        (536)  $       1,104
Patents/core technology                4,269           (571)          3,698
                               -------------  --------------  -------------
   Total                       $       5,909  $      (1,107)  $       4,802
                               =============  ==============  =============

                                              December 31, 2001
                               --------------------------------------------
                                   Gross
                                 Carrying      Accumulated
                                  Amount       Amortization        Net
                               -------------  --------------  -------------
Developed technology           $       1,640  $        (156)  $       1,484
Patents/core technology                4,269           (285)          3,984
Assembled workforce                    2,270           (612)          1,658
                               -------------  --------------  -------------
   Total                       $       8,179  $      (1,053)  $       7,126
                               =============  ==============  =============

Amortization expense related to the other acquisition-related intangible assets was $666,000, $448,000 and $21,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The expected future annual amortization expense of the other acquisition-related intangible assets is as follows (in thousands):

                                          Amortization
Year Ending December 31,                    Expense
--------------------------------------  ---------------
2003                                                666
2004                                                666
2005                                                533
2006                                                377
2007                                                285
Thereafter                                        2,275
                                        ---------------
  Total expected future amortization    $         4,802
                                        ===============

NOTE 7 RESTRUCTURING CHARGE

In  November  2002,  the  Company  implemented  a  restructuring  plan.  This restructuring plan was designed to facilitate the Company's evolution into a fully integrated drug discovery company by reallocating resources to permit greater focus on building the Company's expanding portfolio of development programs. The restructuring resulted in a reduction in workforce of 40 employees, primarily from the Company's U.S. research operations. Accordingly, the Company has recorded a restructuring charge in the fourth quarter of 2002 of $708,000, consisting primarily of involuntary termination benefits. As of December 31, 2002, substantially all amounts under the restructuring have been paid.

NOTE 8 DEBT

Under the Loan and Security Agreement executed in connection with the GSK collaboration, GSK provided a loan facility of up to $85.0 million for use in the Company's efforts under the collaboration. The Company borrowed $25.0 million under that agreement in December 2002. All loan amounts bear interest at a rate of 4% per annum and are secured by the intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest become due in installments, beginning on or about the sixth anniversary of the collaboration, unless the collaboration is earlier terminated by GSK. Repayment of all or any of the amounts advanced to the Company under this agreement may, at the Company's election, be in the form of Exelixis' common stock, subject to certain conditions.

In May 2002, the Company entered into a loan and security agreement with a bank for an equipment line of credit of up to $16.0 million with a drawdown period of one year. Each draw on the line of credit has a payment term of 48 months and bears interest at the bank's published prime rate (4.25% at December 31, 2002). At December 31, 2002, approximately $5.1 million was outstanding under the line of credit, and $10.9 million remained available on the line of credit. Pursuant to the terms of the line of credit, the Company is required to maintain a first priority security interest in the form of a deposit or securities account at the bank equal to 110% of the outstanding obligation under the line of credit. This collateral account is managed in accordance with the Company's investment policy and is restricted as to withdrawal. As of December 31, 2002, the collateral account had a cash balance of approximately $5.8 million, and the Company recorded this amount in the balance sheet as restricted cash.

In connection with the acquisition of Artemis in May 2001, the Company assumed a loan agreement with the Federal Republic of Germany. The $254,000 loan, all of which is outstanding at December 31, 2002, requires the entire principal to be paid in one payment in January of 2004. The loan has an interest rate of 1% per annum to be paid quarterly.

In May 2001, the Company issued a $30.0 million convertible promissory note to PDL in connection with a collaboration agreement (see Note 3). The note bears interest at 5.75%, payable annually. The note, which matures in July 2006, is convertible at PDL's option any time after the first anniversary of the note. The note is convertible into Exelixis common stock at a conversion price per share equal to the lower of (i) $28.175 or (ii) 110% of the Fair Market Value
(as defined in the note) of a share of Exelixis common stock at the time of conversion. The full amount of the note remained outstanding as of December 31, 2002 and 2001.

In connection with the acquisition of MetaXen in September 1999, the Company assumed a loan agreement that provided for the financing of equipment purchases. Borrowings under the agreement are collateralized by the assets financed and are subject to repayment over 36 to 48 months, depending on the type of asset financed. Borrowings under the agreement bear interest at the U.S. Treasury note rate plus a number of basis points determined by the type of asset financed. As of December 31, 2001, there was approximately $143,000 outstanding under this loan agreement, which was paid in full during the year ended December 31, 2002.

In July 1998, the Company entered into a $5.0 million equipment and tenant improvements lending agreement of which the drawdown period expired in January 2000. As of December 31, 2002 and 2001, there was approximately $426,000 and $1.5 million, respectively, outstanding under the lending agreement. Borrowings under the agreement have a payment term of 42 months, bear interest at 14.5% per year and are collateralized by the financed equipment.

Aggregate future principal payments of the convertible promissory note, notes payable and bank obligations at December 31, 2002 are as follows (in thousands):

Year  Ending  December  31,
---------------------------
2003                                  $  1,840
2004                                     1,682
2005                                     1,415
2006                                    30,876
2007                                         -
Thereafter                              25,000
                                      ---------
                                        60,813
Less current portion                    (1,840)
                                      ---------
                                      $ 58,973
                                      =========

NOTE 9 COMMON STOCK AND WARRANTS

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

Stock Repurchase Agreements

Under the terms of the Company's stock option plans, options are exercisable when granted, and, if exercised, the related shares are subject to repurchase upon termination of employment. Repurchase rights lapse over the vesting periods, which are generally four years. Should the employment of the holders of common stock subject to repurchase terminate prior to full vesting of the outstanding shares, the Company may repurchase all unvested shares at a price per share equal to the original exercise price. At December 31, 2002 and 2001, 378,471 and 1,253,226 shares, respectively, were subject to such repurchase terms.

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

At December 31, 2002, the following warrants to purchase common stock were outstanding and exercisable:

  Number    Exercise Price          Date            Expiration
of Shares     per Share            Issued              Date
---------  ---------------  --------------------  --------------
   71,428  $          1.13      January 24, 1996  April 14, 2005
  106,875  $          4.00      May 1, 1999       April 14, 2005
   78,750  $         13.00      April 1, 2000     April 14, 2005
---------
  257,053
=========

The Company determines the fair value of warrants issued using the Black-Scholes option pricing model. Prior to 1999, the fair value of warrants issued was not material, and accordingly, no value has been ascribed to them for financial reporting purposes.

The Company determined the fair value of the warrants issued during 1999, related to a building lease, using the Black-Scholes option pricing model with the following assumptions: expected life of five years; a weighted average risk-free interest rate of 6.1%; expected dividend yield of zero; volatility of 70%; and a deemed value of the common stock of $5.71 per share. The fair value of the warrants of $391,000 has been capitalized and is being amortized as rent expense over the term of the lease.

The Company determined the fair value of the warrants issued during 2000, related to a building lease, using the Black-Scholes option pricing model using the following assumptions: expected life of five years; a weighted average risk-free interest rate of 6.38%; expected dividend yield of zero; volatility of 70%; and a deemed value of the common stock of $11.00 per share. The fair value of the warrants of $518,000 has been capitalized and is being amortized as rent expense over the term of the lease.

Reserved Shares

At December 31, 2002, the Company had approximately 19.1 million shares of common stock reserved for future issuance related to its stock plans, 401(k) plan, convertible note and loan and the exercise of outstanding warrants.

NOTE 10 EMPLOYEE BENEFIT PLANS

Stock Based Benefit Plans

Stock Option Plans. In January 1995, the Company adopted the 1994 Employee, Director and Consultant Stock Option Plan ("1994 Plan"). The 1994 Plan provides for the issuance of incentive stock options, non-qualified stock options and stock purchase rights to key employees, directors, consultants and members of the Scientific Advisory Board ("SAB"). In September 1997, the Company adopted the 1997 Equity Incentive Plan ("1997 Plan"). The 1997 Plan amends and supercedes the 1994 Plan. In January 2000, the Company adopted the 2000 Equity Incentive Plan ("2000 Plan") to replace the 1997 Plan. A total of 3,000,000 shares of Exelixis common stock were initially authorized for issuance under the 2000 Plan. On the last day of each year for ten years, starting in 2000, the share reserve will automatically be increased by a number of shares equal to the greater of: 5% of the Company's outstanding shares on a fully-diluted basis; or that number of shares subject to stock awards granted under the 2000 Plan during the prior 12-month period.

The Board of Directors or a designated Committee of the Board is responsible for administration of the Company's employee stock option plans and determines the term, exercise price and vesting terms of each option. Incentive stock options may be granted at an exercise price per share at least equal to the estimated fair value per underlying common share on the date of grant (not less than 110% of the estimated fair value in the case of holders of more than 10% of the Company's voting stock). Options granted under the 1997 and 2000 Plans are exercisable when granted and generally expire ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company's voting stock).

In January 2000, the Company adopted the 2000 Non-Employees Directors' Stock Option Plan ("Director Plan"). The Director Plan provides for the automatic grant of options to purchase shares of common stock to non-employee directors. A total of 500,000 shares of the Company's common stock were initially authorized for issuance under the Director Plan. On the last day of each year for ten years, starting in 2000, the share reserve will automatically be increased by a number of shares equal to the greater of: 0.75% of the Company's outstanding shares on a fully-diluted basis; or that number of shares subject to options granted under the Director Plan during the prior 12-month period. Each person who is a non-employee director will automatically receive an initial grant for 25,000 shares. The initial grant is exercisable immediately but will vest at the rate of 25% of the shares on the first anniversary of the grant date and monthly thereafter over the next three years. In addition, on the day after each annual meeting of the Exelixis stockholders, each non-employee director will automatically receive an annual grant for 5,000 shares. This annual grant is exercisable immediately but will vest monthly over the following year.

In connection with the acquisition of Agritope in December 2000, the Company assumed all the options granted and outstanding to consultants and employees under the Agritope, Inc. 1997 Stock Award Plan. Each outstanding Agritope stock option was converted into the right to purchase the number of shares of the Company's common stock as determined using the applicable exchange ratio of 0.35 (refer to Note 2). All other terms and conditions of the Agritope stock options did not change and such options will operate in accordance with their terms.

During April 2001, Exelixis granted approximately 545,000 supplemental stock options ("Supplemental Options") under the 2000 Equity Incentive Plan to certain employees (excluding officers and directors) who had stock options with exercise prices greater than $16.00 per share under the 2000 Equity Incentive Plan. The number of Supplemental Options granted was equal to 50% of the corresponding original grant held by each employee. The Supplemental Options have an exercise price of $16.00, vest monthly over a two-year period beginning April 1, 2001 and have a 27-month term. The vesting on the corresponding original stock options was halted and will resume in April 2003 following the completion of vesting of the Supplemental Options. This new grant constitutes a synthetic repricing as defined in Financial Accounting Standards Board Interpretation Number ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation," and will result in certain options being reported using the variable plan method of accounting for stock compensation expense until they are exercised, forfeited or expire. For the years ended December 31, 2002 and 2001, the cumulative compensation expense recorded for the Supplemental Options was approximately ($242,000) and $246,000, respectively.

A  summary  of  all  option  activity  is  presented  below:

                                                             Weighted Average
                                               Shares         Exercise Price
                                          -----------------  ----------------
Options outstanding at December 31, 1999         4,466,527   $          0.29
  Granted                                        4,992,725             16.35
  Exercised                                     (4,683,309)             0.53
  Cancelled                                       (283,108)             3.62
                                          -----------------

Options outstanding at December 31, 2000         4,492,835             17.70
  Granted                                        3,160,628             14.47
  Exercised                                       (204,125)             2.75
  Cancelled                                       (270,902)            19.92
                                          -----------------

Options outstanding at December 31, 2001         7,178,436             16.63
  Granted                                        3,879,981             11.25
  Exercised                                       (134,743)             0.77
  Cancelled                                       (868,058)            18.48
                                          -----------------
Options outstanding at December 31, 2002        10,055,616             14.60
                                          =================

At December 31, 2002, a total of 1,306,559 shares were available for grant under the Company's stock option plans.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

                                             Options Outstanding and Exercisable
                                    --------------------------------------------------
                                                     Weighted Average      Weighted
                                                        Remaining           Average
                                                     Contractual Life      Exercise
Exercise Price Range                    Number           (Years)             Price
----------------------------------  --------------  -----------------  ---------------
0.01-$0.01                                  1,125                3.8  $          0.01
0.27-$0.40                                371,821                5.6             0.28
1.33-$1.33                                 52,572                7.0             1.33
3.35-$4.95                                216,917                9.7             4.41
5.05-$7.53                                415,953                8.2             6.55
7.75-$11.47                             2,335,764                8.9             9.16
11.94-$16.99                            4,826,752                7.5            15.20
18.80-$24.25                            1,155,799                7.5            19.76
29.75-$40.50                              633,413                7.6            36.71
45.00-$47.00                               45,500                7.6            46.54
                                    --------------
                                       10,055,616                7.8            14.60
                                    ==============

At December 31, 2002, a total of 378,471 shares of common stock purchased under the 1994, 1997 and 2000 Plans were subject to repurchase by the Company at a weighted average price of $0.92 per share. The weighted-average grant date fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $7.38, $8.86 and $10.01 per share, respectively.

Deferred Stock Compensation. During the period from January 1, 1999 through December 31, 2002, the Company recorded $29.9 million of deferred stock compensation related to stock options granted to consultants and employees in accordance with APB 25, SFAS 123 and EITF 96-18. For options granted to consultants, the Company determined the fair value of the options using the Black-Scholes option pricing model with the following weighted-average assumptions: (a) no dividends; (b) expected volatility of 88%, 87% and 79% for 2002, 2001 and 2000, respectively; (c) risk-free interest rate of 4.16% for 2002, 5.70% for 2001 and 5.75% for 2000; and (d) expected lives of five and ten years for 2002, ten years for 2001 and four years for 2000. Stock compensation expense is being recognized in accordance with FIN 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," over the vesting periods of the related options, generally four years. The Company recognized stock compensation expense of $2.5 million, $7.4 million, $14.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Stock  Purchase  Plan.  In  January  2000, the Company adopted the 2000 Employee
Stock Purchase Plan (the "ESPP"). The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each purchase period. The Company issued 388,770 shares, 224,780 shares and 88,683 shares of common stock during 2002, 2001 and 2000, respectively, pursuant to the ESPP at an average price per share of $5.97, $10.56 and $11.05, respectively. The weighted average per share fair value for shares purchased pursuant to the ESPP during 2002, 2001 and 2000 was $4.45, $6.60 and $5.08, respectively. A total of 300,000 shares of common stock were initially authorized for issuance under the ESPP. On the last day of each year for ten years, starting in 2000, the share reserve will automatically be increased by a number of shares equal to the greater of: 0.75% of the Company's outstanding shares on a fully-diluted basis; or that number of shares subject to stock awards granted under the plan during the prior 12-month period.

401(k) Plan

The Company sponsors a 401(k) Retirement Plan whereby eligible employees may elect to contribute up to the lesser of 20% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) Plan permits the Company to make matching contributions on behalf of all participants. Beginning in 2002, the Company matched 50% of the first 4% of participant contributions into the 401(k) Plan in the form of Company stock. The Company expensed approximately $521,000 related to the stock match for the year ended December 31, 2002.

NOTE 11 INCOME TAXES

The Company has incurred net losses since inception and, consequently, has not recorded any U.S. federal or state income taxes. The Company has recorded a tax provision of approximately $345,000 for the year ended December 31, 2002 related to income earned in its foreign operations.

At December 31, 2002, the Company had federal and California net operating loss carryforwards of approximately $76.6 million and $36.7 million, respectively, which expire at various dates beginning in the year 2003. The Company also had federal and California research and development credit carryforwards of approximately $10.8 million in each jurisdiction, which expire at various dates beginning in the year 2010.

Under the Internal Revenue Code, certain substantial changes in the Company's ownership could result in an annual limitation on the amount of net operating loss carryforwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

The Company's deferred tax assets and liabilities consist of the following (in thousands):

                                                                    December 31,
                                                               ---------------------
                                                                  2002       2001
                                                               ----------  ---------
Deferred tax assets:
  Net operating loss carryforwards                             $  76,600   $ 36,700
  Capitalized start-up and organizational costs, net                 200        787
  Tax credit carryforwards                                        10,770      5,070
  Capitalized research and development costs                       5,310      3,587
  Deferred revenue                                                28,550      8,148
  Other                                                            2,640      1,562
                                                               ----------  ---------
     Total deferred tax assets                                   124,070     55,854
  Valuation allowance                                           (122,150)   (53,004)
                                                               ----------  ---------
     Net deferred tax assets                                   $   1,920   $  2,850
Deferred tax liabilities:
  Purchased intangibles                                           (1,920)    (2,850)
                                                               ----------  ---------
     Net deferred taxes                                        $       -   $      -
                                                               ==========  =========

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $69.1 million, $8.9 million and $27.8 million during 2002, 2001 and 2000, respectively.

NOTE 12 COMMITMENTS

Leases

The Company leases office and research space and certain equipment under operating and capital leases that expire at various dates through the year 2017. Certain operating leases contain renewal provisions and require the Company to pay other expenses. Aggregate future minimum lease payments under operating and capital leases are as follows (in thousands):

                                                        Operating      Capital
Year Ending December 31,                                 Leases         Leases
------------------------                              -------------  -------------

2003                                                  $      11,408     $  7,321
2004                                                         12,221        4,899
2005                                                         11,547        1,817
2006                                                         10,548           66
2007                                                         10,403            -
Thereafter                                                   97,772            -
                                                      -------------  -------------
                                                      $     153,899       14,103
                                                      =============
Less amount representing interest                                           (983)
                                                                     -------------
Present value of minimum lease payments                                   13,120
Less current portion                                                      (6,840)
                                                                     -------------
Long-term portion                                                       $  6,280
                                                                     =============

Rent expense under noncancellable operating leases was approximately $7.6 million, $5.8 million and $3.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

In September 2000, the Company entered into a master lease agreement (the "Master Lease") with a third-party lessor for a secured equipment lease line of up to $13.1 million. The Master Lease provided for quarterly borrowings and expired in June 2001. Each quarterly borrowing has a 3.5 year repayment term. At December 31, 2002, $5.5 million was outstanding under the Master Lease. Under the Master Lease, the Company is subject to certain financial covenants. As of December 31, 2002, the Company was in compliance with these covenants. During 2000, the Company entered into an equipment sale-leaseback agreement under the Master Lease resulting in proceeds to the Company of approximately $9.8 million.

During April 2001, the Company entered into a master lease agreement with a third-party lessor for a secured equipment lease line of credit of up to $12.0 million, which expired on March 31, 2002. The master lease agreement provides for a periodic delivery structure. Each delivery has a payment term of 36 or 48 months depending on the type of the equipment purchased under the lease. At December 31, 2002, $7.4 million was outstanding under the equipment lease line of credit. Under the master lease agreement, the Company is subject to certain financial covenants. As of December 31, 2002, the Company was in compliance with all such covenants.

Licensing Agreements

The Company has entered into several licensing agreements with various universities and institutions under which it obtained exclusive rights to certain patent, patent applications and other technology. Aggregate future payments pursuant to these agreements are as follows (in thousands):

Year Ending December 31,
------------------------
2003                                      $  1,505
2004                                         1,016
2005                                         1,015
2006                                         1,015
2007                                         1,015
Thereafter                                   1,015
                                          ---------
                                          $  6,581
                                          =========

In addition to the payments summarized above, the Company is required to make royalty payments based upon a percentage of net sales of any products or services developed from certain of the licensed technologies and milestone payments upon the occurrence of certain events as defined by the related agreements. No such royalties or milestones have been paid through December 31, 2002.

Minimum Purchase Obligation

During November 2002, the Company entered into a manufacturing and supply agreement with BMS. BMS will manufacture bulk supply of the rebeccamycin analog for Exelixis. The Company placed an initial order totaling $1.2 million. This initial order may not be cancelled and the Company is obligated to pay the purchase price for that order. The parties agreed that the purchase price for the initial order would be paid in two equal installments on April 1, 2003 and July 1, 2003.

Indemnification Agreements

The Company has certain collaboration licensing agreements, which contain standard indemnification clauses. Such clauses typically indemnify the customer or vendor for an adverse judgment in a lawsuit in the event of the Company's misuse or negligence. The Company considers the likelihood of an adverse judgment related to an indemnification agreement to be remote. Furthermore, in the event of an adverse judgment, any losses under such an adverse judgment may be substantially offset by corporate insurance.

NOTE 13 QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

                                                           Fiscal 2002 Quarter End
                                      ------------------------------------------------------------------
                                        March 31,(1)       June 30,      September 30,    December 31,
                                      ---------------  ---------------  ---------------  ---------------
Total revenues                        $       11,541   $        9,897   $       10,430   $       12,454
Loss from operations                         (19,491)         (24,416)         (22,976)         (20,941)
Net loss                                     (18,421)         (23,904)         (22,943)         (20,862)
Basic and diluted net loss per share  $        (0.33)  $        (0.43)  $        (0.41)  $        (0.36)

                                                         Fiscal 2001 Quarter End
                                      ------------------------------------------------------------------
                                         March 31,       June 30,(2)     September 30,   December 31,(3)
                                      ---------------  ---------------  ---------------  ---------------
Total revenues                        $        7,734   $        8,551   $       11,928   $       12,793
Loss from operations                         (14,391)         (24,879)         (17,296)         (18,748)
Net loss                                     (12,719)         (23,708)         (16,490)         (18,269)
Basic and diluted net loss per share  $        (0.29)  $        (0.52)  $        (0.35)  $        (0.38)

(1)  Amounts  have been adjusted to reflect discontinued operations of Genomica.
(2) Includes a charge of $6.7 million relating to acquired in-process research and development recorded in connection with the acquisition of Artemis.
(3) Includes a charge of $2.8 million relating to impairment of goodwill recorded in connection with the acquisition of Genomica.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 14, 2001, the Company filed a Current Report on Form 8-K announcing the dismissal of PricewaterhouseCoopers LLP ("PwC") as the independent accountants of the Company and the appointment of Ernst & Young LLP as its independent auditors. The decision to change independent accountants was approved by the Audit Committee under authority granted by the Board of Directors of the Company.

The independent accountants' report on the Company's financial statements for the fiscal year ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with its audit for the fiscal year ended December 31, 2000 and through December 14, 2001, there were no disagreements as defined by Item 304
(a)(1)(iv) of Regulation S-K between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in their reports on the financial statements for such years.

During the fiscal year ended December 31, 2000, and through December 14, 2001, there were no reportable events as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Information required by this item will be contained under the captions "Election of Class I Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Compensation" in Exelixis' definitive proxy statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the SEC (the "Proxy Statement"), and is hereby incorporated by reference thereto.

ITEM  11.  EXECUTIVE  COMPENSATION

Information required by this item will be contained in the Proxy Statement under the caption "Executive Compensation," and is hereby incorporated by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans," and is hereby incorporated by reference thereto.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Information required by this item will be contained in the Proxy Statement under the caption "Certain Transactions," and is hereby incorporated by reference thereto.

ITEM  14.  CONTROLS  AND  PROCEDURES

     Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this report, our principal executive officer and principal financial officer have concluded that Exelixis' disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are sufficiently effective to ensure that the information required to be disclosed by Exelixis in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

     Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in Exelixis' internal controls. Accordingly, no corrective actions were required or undertaken.

     Limitations on the effectiveness of controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

                                     PART IV

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

(a)  The  following  documents  are  being  filed  as  part  of  this  report:

          (1) The following financial statements of the Company and the Report of the Independent Auditors are included in Part II, Item 8:

                                                                            Page #
                                                                           --------
          Report of Ernst & Young LLP, Independent Auditors                   39
          Report of PricewaterhouseCoopers LLP, Independent Accountants       40
          Consolidated Balance Sheets                                         41
          Consolidated Statements of Operations                               42
          Consolidated Statements of Stockholders' Equity (Deficit)           43
          Consolidated Statements of Cash Flows                               44
          Notes to Consolidated Financial Statements                          45

          (2) All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.

          (3) The items listed on the Index to Exhibits on pages 72 through 75 are incorporated herein by reference.

(b)  Reports  on  Form  8-K.

On October 28, 2002, the Company filed an Item 5 Current Report on Form 8-K announcing the signing of an alliance agreement with SmithKlineBeecham Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 6, 2003.

                                             EXELIXIS, INC.

                                             By: /s/ George A. Scangos, Ph.D.
                                             ----------------------------------
                                             George A. Scangos, Ph.D. President
                                             and Chief Executive Officer


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




          SIGNATURE                            TITLE                            DATE
/s/George A. Scangos, Ph.D.
--------------------------------
George A. Scangos, Ph.D.          President, Chief Executive Officer        March 6, 2003
                                  and Director
                                  (Principal Executive Officer)

/s/Glen Y. Sato
--------------------------------
Glen Y. Sato                      Chief Financial Officer                   March 6, 2003
                                  (Principal Financial/Accounting Officer)

/s/Stelios Papadopoulos, Ph.D.
--------------------------------
Stelios Papadopoulos, Ph.D.       Chairman of the Board of Directors        March 6, 2003

/s/Charles Cohen, Ph.D.
--------------------------------
Charles Cohen, Ph.D.              Director                                  March 6, 2003

/s/Geoffrey Duyk, M.D., Ph.D.
--------------------------------
Geoffrey Duyk, M.D., Ph.D.        Director                                  March 6, 2003

/s/Jason S. Fisherman, M.D.
--------------------------------
Jason S. Fisherman, M.D.          Director                                  March 6, 2003

/s/Jean Francois Formela, M.D.
--------------------------------
Jean-Francois Formela, M.D.       Director                                  March 6, 2003

/s/Vincent Marchesi, M.D., Ph.D.
--------------------------------
Vincent Marchesi, M.D., Ph.D.     Director                                  March 6, 2003

/s/Peter Stadler, Ph.D.
--------------------------------
Peter Stadler, Ph.D               Director                                  March 6, 2003

/s/Lance Willsey, M.D.
--------------------------------
Lance Willsey, M.D.               Director                                  March 6, 2003

                                  CERTIFICATION

I, George A. Scangos, Ph.D., Chief Executive Officer of Exelixis, Inc., certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-K  of  Exelixis, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  6,  2003
       ---------------

/s/  George  A.  Scangos
-----------------------------------------
George  A.  Scangos
President  and  Chief  Executive  Officer

                                  CERTIFICATION

I,  Glen  Y.  Sato,  Chief  Financial  Officer  of Exelixis, Inc., certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-K  of  Exelixis, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March  6,  2003
      ---------------

/s/  Glen  Y.  Sato
-------------------
Glen  Y.  Sato
Chief  Financial  Officer,  Vice  President
    of  Legal  Affairs  and  Secretary

                                INDEX TO EXHIBITS

2.1       Agreement  and  Plan  of Merger and Reorganization, dated September 7,
          2000, by and among Exelixis, Inc., Athens Acquisition Corp. and Agritope, Inc. (1)

2.2 Share Exchange and Assignment Agreement, dated April 23, 2001, by and among Exelixis, Inc. and the Artemis stockholders named therein (2)

2.4 Agreement and Plan of Merger and Reorganization, dated as of November 19, 2001, by and among Exelixis, Inc., Bluegreen Acquisition Sub, Inc. and Genomica Corporation. (3)

2.5 Agreement of Merger, dated as of June 28, 2002, between Exelixis, Inc. and Genomica Corporation. (13)

3.1       Amended  and  Restated  Certificate of Incorporation of Exelixis, Inc.
          (4)

3.2       Amended  and  Restated  Bylaws  of  Exelixis,  Inc.  (4)

4.1       Specimen  Common  Stock  Certificate.  (4)

4.2 Fourth Amended and Restated Registration Rights Agreement, dated February 26, 1999 among Exelixis, Inc. and Certain Stockholders of Exelixis, Inc. (4)

4.3 Warrant, dated August 17, 1998, to purchase 125,796 post-split shares of Exelixis, Inc. Series A preferred stock in favor of Comdisco, Inc.
          (4)

4.4 Warrant, dated August 17, 1998, to purchase 15,365 post-split shares of Exelixis, Inc. Series A preferred stock in favor of Greg Stento.
          (4)

4.5 Warrant, dated January 24, 1996, to purchase 267,857 post-split shares of Exelixis, Inc. Series B convertible stock in favor of MMC/GATX Partnership No. 1. (4)

4.6 Warrant, dated September 25, 1997, to purchase 63,750 post-split shares of Exelixis, Inc. common stock in favor of MMC/GATX Partnership No. 1. (4)

4.7 Warrant, dated November 15, 1999, to purchase 9,000 post-split shares of Exelixis, Inc. common stock in favor of Bristow Investments, L.P.
          (4)

4.8 Warrant, dated November 15, 1999, to purchase 101,250 post-split shares of Exelixis, Inc. common stock in favor of Slough Estates USA, Inc. (4)

4.9 Warrant, dated November 15, 1999, to purchase 2,250 post-split shares of Exelixis, Inc. common stock in favor of Laurence and Magdalena Shushan Trust. (4)

4.10 Warrant, dated April 1, 2000, to purchase 70,875 shares of Exelixis, Inc. common stock in favor of Slough Estates USA, Inc. (5)

4.11 Warrant, dated April 1, 2000, to purchase 6,300 shares of Exelixis, Inc. common stock in favor of Bristow Investments, L.P. (5)

4.12 Warrant, dated April 1, 2000, to purchase 1,575 shares of Exelixis, Inc. common stock in favor of Laurence and Magdalena Shushan Family Trust. (5)

4.13 Form of Convertible Promissory Note, dated May 22, 2001 by and between Exelixis, Inc. and Protein Design Labs, Inc. (6)

4.14 Form of Note Purchase Agreement, dated May 22, 2001 by and between Exelixis, Inc. and Protein Design Labs, Inc. (6)

10.1      Form  of  Indemnity  Agreement.  (4)

10.2*     1994  Employee,  Director  and  Consultant  Stock  Plan.  (4)

10.3*     1997  Equity  Incentive  Plan.  (4)

10.4*     2000  Equity  Incentive  Plan.  (4)

10.5*     2000  Non-Employee  Directors'  Stock  Option  Plan.  (4)

10.6*     2000  Employee  Stock  Purchase  Plan.  (4)

10.7      Agritope,  Inc.  1997  Stock  Award  Plan.  (7)

10.8** Collaboration Agreement, dated December 16, 1999, between Exelixis, Inc., Bayer Corporation and Genoptera LLC. (4)

10.9** Operating Agreement, dated December 15, 1999, between Exelixis, Inc., Bayer Corporation and Genoptera LLC. (4)

10.10 Cooperation Agreement, dated September 15, 1998, between Exelixis, Inc. and Artemis Pharmaceuticals GmbH. (4)

10.11 Sublease Agreement, dated June 1, 1997, between Arris Pharmaceutical Corporation and Exelixis, Inc. (4)

10.12 Lease, dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc. (4)

10.13 First Amendment to Lease, dated March 29, 2000, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc. (5)

10.14 Master Lease Agreement, dated August 2, 2000, between Comdisco, Inc, and Exelixis, Inc. (8).

10.15     Addendum,  dated as of August 31, 2000, to the Master Lease Agreement.
          (8)

10.16 Amendment No. 1 to the Master Lease Agreement, dated August 2, 2000, between Comdisco, Inc. and Exelixis, Inc. (8)

10.17 Purchase-Leaseback Agreement, dated August 2, 2000, between Comdisco, Inc. and Exelixis, Inc. (8)

10.18 Master Services Agreement, dated November 15, 1999, between Artemis Pharmaceuticals GmbH and Exelixis, Inc. (4)

10.19** Research Collaboration and Technological Transfer Agreement, dated September 14, 1999, between Bristol-Myers Squibb and Exelixis, Inc.
          (4)

10.20**   Corporate  Collaboration  Agreement,  dated February 26, 1999, between
          Pharmacia  &  Upjohn  AB  and  Exelixis,  Inc.  (4)

10.21** Amendment to Corporate Collaboration Agreement, dated October, 1999, between Pharmacia & Upjohn AB and Exelixis, Inc. (4)

10.22** Mechanism of Action Collaboration Agreement, dated July 11, 2000 between Exelixis, Inc. and Dow AgroSciences LLC. (9)

10.23 Asset Purchase Agreement, dated July 11, 1999, between MetaXen/Xenova and Exelixis, Inc. (4)

10.24* Employment Agreement, dated September 13, 1996, between George Scangos, Ph.D. and Exelixis, Inc. (4)

10.25* Employment Agreement, dated April 14, 1997, between Geoffrey Duyk, M.D., Ph.D. and Exelixis, Inc. (4)

10.26* Employment Agreement, dated October 19, 1999, between Glen Y. Sato, Chief Financial Officer and Vice President, Legal Affairs and Exelixis, Inc. (4)

10.27 Master Lease Agreement, dated April 9, 2001, between GE Capital Corporation and Exelixis, Inc. (10)

10.28** Collaboration Agreement, dated May 22, 2001, by and between Exelixis, Inc. and Protein Design Labs, Inc. (6)

10.29 Form of Stock Purchase Agreement, dated as of July 17, 2001, by and between Exelixis, Inc. and Bristol-Myers Squibb Company. (15)

10.30** Cancer Collaboration Agreement, dated July 17, 2001, by and between Exelixis, Inc. and Bristol-Myers Squibb Company. (11)

10.31** License Agreement, dated July 17, 2001, by and between Exelixis, Inc. and Bristol-Myers Squibb Company. (11)

10.32 Sublease, dated March 8, 2002, by and between Tularik, Inc. and Exelixis, Inc. (12)

10.33 Sublease, dated April 12, 2002, by and between Toshiba America Medical Systems, Inc. and Exelixis, Inc. (13)

10.34 Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc. (13)

10.35 Software License and Asset Acquisition Agreement, dated April 4, 2002, by and between Visualize, Inc. and Exelixis, Inc. (13)

10.36** Product Development and Commercialization Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (14)

10.37** Stock Purchase and Stock Issuance Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.
          (14)

10.38** Loan and Security Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (14)

10.39 Lease Amendment, dated November 7, 2002, by and between Pacific Realty Associates, L.P. and Exelixis, Inc.

10.40 Employment Agreement, dated January 4, 2002, between Robert Myers and Exelixis, Inc.

16.1 Letter from PricewaterhouseCoopers LLP regarding its concurrence with Exelixis, Inc.'s statement regarding change of accountants. (16)

21.1      Subsidiaries  of  Exelixis,  Inc.

23.1      Consent  of  Ernst  &  Young  LLP,  Independent  Auditors.

23.2      Consent  of  PricewaterhouseCoopers  LLP,  Independent  Accountants.

24.1      Power  of  Attorney  (contained  on  signature  page).

99.1***   Certification  pursuant  to  Section  906 of the Sarbanes-Oxley Act of
          2002.

-----------------------------

*  Management  contract  or  compensatory  plan.
** Confidential treatment granted for certain portions of this exhibit. *** This certification accompanies this Annual Report on Form 10-K and shall not be deemed "filed" by Exelixis, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

1. Filed as Annex A to Exelixis, Inc.'s Registration Statement on Form S-4 (File No. 333-47710), filed with the Securities and Exchange Commission on October 11, 2000, and incorporated herein by reference.

2. Filed as an Exhibit to Exelixis, Inc.'s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2001 and incorporated herein by reference.

3. Filed as an Annex A to Exelixis, Inc.'s Registration Statement on Form S-4 (File No. 333-74120), as filed with the Securities and Exchange Commission on November 29, 2001 and incorporated herein by reference.

4. Filed as an Exhibit to Exelixis, Inc.'s Registration Statement on Form S-1 (File No. 333-30978), as filed with the Securities and Exchange Commission on February 7, 2000, as amended, and incorporated herein by reference.

5. Filed as an Exhibit to Exelixis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities Exchange Commission on May 15, 2000 and incorporated herein by reference.

6. Filed as an Exhibit to Exelixis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed with the Securities and Exchange Commission on August 14, 2001 and incorporated herein by reference.

7. Filed as an Exhibit to Exelixis, Inc.'s Registration Statement on Form S-8 (File No. 333-52434), as filed with the Securities Exchange Commission on December 21, 2000 and incorporated herein by reference.

8. Filed as an Exhibit to Exelixis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Securities Exchange Commission on November 14, 2000 and incorporated herein by reference.

9. Filed as an Exhibit to Exelixis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000 and incorporated herein by reference.

10. Filed as a Exhibit to Exelixis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Securities and Exchange Commission on May 15, 2001 and incorporated herein by reference.

11. Filed as an Exhibit to Exelixis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001 and incorporated herein by reference.

12. Filed as an Exhibit to Exelixis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 13, 2002 and incorporated herein by reference.

13. Filed as an Exhibit to Exelixis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 6, 2002 and incorporated herein by reference.

14. Filed as an Exhibit to Exelixis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 8, 2002 and incorporated herein by reference.

15. Filed as an Exhibit to Exelixis' Registration Statement on Form S-3 (File No. 333-68436), as filed with the Securities and Exchange Commission on August 27, 2001 and incorporated herein by reference.

16. Filed as an Exhibit to Exelixis' Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2001 and incorporated herein by reference.