Form 10-Q
period 2003-03-31
EXELIXIS INC
filed 2003-05-05
CIK 939767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                    FORM 10-Q


                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: MARCH 31, 2003

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

As of April 30, 2003, there were 59,872,301 shares of the registrant's common stock outstanding.

                                 EXELIXIS, INC.

                                    FORM 10-Q

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                           Page No.
Item 1.       Financial Statements
              Consolidated Condensed Balance Sheets
              March 31, 2003 and December 31, 2002                                3

              Consolidated Condensed Statements of Operations
              Three Months Ended March 31, 2003 and 2002                          4

              Consolidated Condensed Statements of Cash Flows
              Three Months Ended March 31, 2003 and 2002                          5

              Notes to Consolidated Condensed Financial Statements
              March 31, 2003                                                      6

Item 2.       ManagementDiscussion and Analysis of
              Financial Condition and Results of Operations                       8

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk                                                        14

Item 4.       Controls and Procedures                                            15

                           PART II. OTHER INFORMATION

Item 5.       Other Information                                                  16

Item 6.       Exhibits and Reports on Form 8-K                                   24

                                    SIGNATURE


                                 CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                  EXELIXIS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (in thousands)
                                                           March 31,   December 31,
                                                             2003        2002 (1)
                                                         ------------  ------------
ASSETS                                                    (unaudited)
Current assets:
  Cash and cash equivalents                              $    73,146   $     84,522
  Short-term investments                                     123,113        131,704
  Other receivables                                            3,270          3,325
  Other current assets                                         4,533          3,841
                                                         ------------  ------------
    Total current assets                                     204,062        223,392

Restricted cash                                                7,610          5,761
Property and equipment, net                                   32,230         32,406
Related-party receivables                                        713            904
Goodwill                                                      67,364         67,364
Other intangibles, net                                         4,635          4,802
Other assets                                                   4,215          4,484
                                                         ------------  ------------
    Total assets                                         $   320,829   $    339,113
                                                         ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $     3,495   $      4,717
  Other accrued expenses                                       9,618          7,992
  Accrued compensation and benefits                            4,112          5,060
  Current portion of capital lease obligations                 6,894          6,840
  Current portion of notes payable and bank obligations        2,205          1,840
  Deferred revenue                                            29,696         23,790
                                                         ------------  ------------
    Total current liabilities                                 56,020         50,239

Capital lease obligations                                      4,545          6,280
Notes payable and bank obligations                             5,110          3,973
Convertible promissory note and loan                          55,000         55,000
Other long-term liabilities                                      369            119
Deferred revenue                                              44,248         47,582
                                                         ------------  ------------
    Total liabilities                                        165,292        163,193
                                                         ------------  ------------
Commitments

Stockholders' equity:
  Preferred stock                                                  -              -
  Common stock                                                    60             59
  Additional paid-in-capital                                 465,536        463,764
  Notes receivable from stockholders                            (843)       (1,210)
  Deferred stock compensation, net                              (648)         (977)
  Accumulated other comprehensive income                       1,844          1,638
  Accumulated deficit                                       (310,412)     (287,354)
                                                         ------------  ------------
    Total stockholders' equity                               155,537        175,920
                                                         ------------  ------------
    Total liabilities and stockholders' equity           $   320,829   $    339,113
                                                         ============  ============

(1) The consolidated condensed balance sheet at December 31, 2002 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these consolidated condensed financial statements.


                                      EXELIXIS, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (in thousands, except per share data)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                        2003               2002
                                                                     -----------      -----------
(unaudited)
Revenues:
  Contract and government grants                                      $    9,202         $  8,909
  License                                                                  3,128            2,633
                                                                     -----------      -----------
    Total revenues                                                        12,330           11,542
                                                                     -----------      -----------

Operating expenses:
  Research and development (1)                                            30,303           26,190
  General and administrative (2)                                           5,168            4,676
  Amortization of intangibles                                                166              166
    Total operating expenses                                              35,637           31,032
                                                                     -----------      -----------

Loss from operations                                                    (23,307)         (19,490)

Other income (expense):
  Interest income                                                          1,226            2,121
  Interest expense                                                         (918)            (704)
  Other income (expense), net                                                 36               66
                                                                     -----------      -----------
    Total other income                                                       344            1,483
                                                                     -----------      -----------

Loss from continuing operations before income taxes                     (22,963)         (18,007)

Provision for income taxes                                                  (95)                -
                                                                     -----------      -----------

Loss from continuing operations                                         (23,058)         (18,007)

Loss from operations of discontinued segment - Genomica Corporation            -            (414)
                                                                     -----------      -----------

Net loss                                                              $ (23,058)      $  (18,421)
                                                                     ===========      ===========

Loss per share from continuing operations                             $   (0.39)      $    (0.32)

Loss per share from discontinued operations                                    -           (0.01)
                                                                     -----------      -----------

Net loss per share, basic and diluted                                 $   (0.39)      $    (0.33)
                                                                     ===========      ===========

Shares used in computing basic and diluted net loss per share             59,261           55,654
                                                                     ===========      ===========

(1) Includes stock compensation expense of $198 and $482 for the three months ended March 31, 2003 and 2002, respectively.

(2) Includes stock compensation expense of $246 and $336 for the three months ended March 31, 2003 and 2002, respectively.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                    EXELIXIS, INC.
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (in thousands)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 2003            2002
                                                             ------------    ------------
Cash flows from operating activities:                         (unaudited)
  Net loss                                                   $   (23,058)    $   (18,421)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                 3,964           3,250
      Stock compensation expense                                      444             818
      Amortization of intangibles                                     166             166
      Other                                                            95             108
    Changes in assets and liabilities:
      Other receivables                                             (389)             257
      Other current assets                                          (501)           (758)
      Related-party receivables                                       187              25
      Other assets                                                     35           (200)
      Accounts payable and other accrued expenses                     809         (5,611)
      Accrued merger and acquisition costs                              -         (2,043)
      Other long-term liabilities                                     250               -
      Deferred revenue                                              2,569         (3,902)
                                                             ------------    ------------
      Net cash used in operating activities                      (15,429)        (26,311)
                                                             ------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment                             (2,661)           (474)
  Change in restricted cash                                       (1,849)               -
  Proceeds from maturities of short-term investments               59,440          34,558
  Purchases of short-term investments                            (51,247)        (20,327)
                                                             ------------    ------------
      Net cash provided by investing activities                     3,683          13,757
                                                             ------------    ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options, net of repurchases          99              64
  Repayment of notes from stockholders                                365             351
  Principal payments on capital lease obligations                 (1,681)         (1,511)
  Proceeds from bank obligations                                    2,034               -
  Principal payments on notes payable and bank obligations          (539)           (525)
                                                             ------------    ------------
      Net cash provided by (used in) financing activities             278         (1,621)
                                                             ------------    ------------

Effect of foreign exchange rates on cash and cash equivalents          92              35
                                                             ------------    ------------

Net increase in cash and cash equivalents                        (11,376)        (14,140)
Cash and cash equivalents, at beginning of period                  84,522          35,584
                                                             ------------    ------------

Cash and cash equivalents, at end of period                  $     73,146    $     21,444
                                                             ============    ============

The  accompanying notes are an integral part of these consolidated condensed financial statements.

                                 EXELIXIS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (unaudited)

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Exelixis, Inc. ("Exelixis" or the "Company") is a biotechnology company whose primary mission is to develop proprietary human therapeutics by using its integrated discovery platform to increase the speed, efficiency and quality of pharmaceutical product discovery and development. The Company uses comparative genomics and model system genetics to find new drug targets and compounds that Exelixis believes would be difficult or impossible to uncover using other experimental approaches. The Company's research is designed to identify novel genes and proteins expressed by those genes that, when changed, either decrease or increase the activity in a specific disease pathway in a therapeutically relevant manner. These genes and proteins represent either potential product targets or drugs that may treat disease or prevent disease initiation or progression. The Company's most advanced proprietary pharmaceutical program focuses on drug discovery and development of small molecules in cancer. While the Company's proprietary programs focus on drug discovery and development, Exelixis believes that its proprietary technologies are valuable to other industries whose products can be enhanced by an understanding of DNA or proteins, including the agrochemical, agricultural and diagnostic industries.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the fiscal period have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K.

Net Loss Per Share

Basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period, adjusted for shares that are subject to repurchase. The calculation of diluted net loss per share excludes potential common stock because their effect is antidilutive. Potential common stock consists of common stock subject to repurchase, incremental common shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of a convertible promissory note.

Stock-Based Compensation

The Company recognizes employee stock-based compensation under the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense is recognized in the Company's financial statements for the stock options granted to employees, which had an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for
Stock-Based  Compensation  -  Transition  and  Disclosure - an amendment of FASB
Statement  No.  123"  (in  thousands,  except  per  share  amounts):

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                       2003            2002
                                                                   ------------    ------------
Net loss:
 As reported                                                       $   (23,058)    $   (18,421)
  Add:    Stock-based employee compensation expense included
          in reported net loss                                              444             691
  Deduct: Total stock-based employee compensation expense
          determined under fair value method for all awards             (5,723)         (6,222)
                                                                   ------------    ------------
 Pro forma net loss                                                $   (28,337)    $   (23,952)
                                                                   ============    ============
Net loss per share (basic and diluted):
 As reported                                                       $     (0.39)    $     (0.33)
                                                                   ============    ============
 Pro forma                                                         $     (0.48)    $     (0.43)
                                                                   ============    ============


Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three months ended March 31, 2003 and 2002, respectively, is not necessarily representative of the pro forma effects on the results of operations for future periods.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation will require the Company to consolidate a Variable Interest Entity ("VIE") if the entity meets certain criteria and if the Company is considered the primary beneficiary of the VIE (such as a direct or indirect ability to make significant decisions of that entity or the obligation to absorb a majority of the entity's expected losses or gains). FIN 46 also requires additional disclosure of an entity's relationship with a VIE. The consolidation provisions of this interpretation are currently required for all VIEs created after January 31, 2003. For VIEs created prior to January 31, 2003, the consolidation provisions of FIN 46 are effective July 1, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its financial statements.

NOTE 2  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges and cumulative translation adjustments. Comprehensive loss for the quarters ended March 31, 2003 and 2002 are as follows (in thousands):


                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                       2003            2002
                                                                   ------------    ------------
Net loss                                                           $   (23,058)    $   (18,421)
 Decrease in unrealized gains on  available-for-sale securities            (29)         (1,257)
 Increase in unrealized gains on cash flow hedges                           132              18
 Increase (decrease) in cumulative translation adjustment                   105            (50)
                                                                   ------------    ------------
Comprehensive loss                                                 $   (22,850)    $   (19,710)
                                                                   ============    ============

The components of accumulated other comprehensive income are as follows (in thousands):

                                                                     March 31,     December 31,
                                                                       2003           2002
                                                                   ------------    ------------
Unrealized gains on available-for-sale securities                  $        877    $        906
Unrealized gains on cash flow hedges                                        251             119
Cumulative translation adjustment                                           718             613
                                                                   ------------    ------------
Accumulated other comprehensive income                             $      1,846    $      1,638
                                                                   ============    ============

NOTE 3  GENOMICA CORPORATION

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

As of December 31, 2002, the remaining recorded obligation to exit the Genomica activities was $825,000. During the quarter ended March 31, 2003, Exelixis paid approximately $107,000 in lease payments reducing the balance of the lease obligation to $718,000. As of March 31, 2003, the remaining actions to be taken under the exit plan consisted primarily of residual payments related to the lease obligation for the facility in Boulder, Colorado, which are expected to continue until the termination of the lease in 2005, unless the facility is subleased earlier.

In April 2002, Exelixis transferred the Genomica software business to Visualize, Inc. ("Visualize") for future consideration of up to $2.4 million in license fees and royalty payments. Pursuant to the terms of the transaction, Visualize obtained a license with all rights and obligations to third parties currently licensing the Genomica software, including the sole right to further develop and license the software to other third parties. Royalties that Exelixis receives, if any, will be recorded in the period they are earned as a gain from discontinued operations. In addition, Visualize assumed the lease obligation for the Company's abandoned facility in Sacramento, California. Exelixis retains an internal use license for the software. As a result of this transaction, the Company reported the operating results of Genomica and the estimated loss on the sale of Genomica as discontinued operations. For the quarter ended March 31, 2002, Genomica's operating results consisted of revenues of approximately $18,000 and an operating loss of approximately $414,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "should," "estimate," "predict," "potential," "continue" or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements.
Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2002 audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. Operating results are not necessarily indicative of results that may occur in future periods. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Our strategy is to establish collaborations with major pharmaceutical, biotechnology and agrochemical companies based on the strength of our technologies and biological expertise in order to support additional development of our proprietary products. Through these collaborations, we obtain license fees and research funding, together with the opportunity to receive milestone payments and royalties from research results and subsequent product development. In addition, many of our collaborations have been structured strategically to provide us access to technology to advance our internal programs, saving both time and money, while at the same time retaining rights to use the same information in different industries. Our collaborations with leading companies in the agrochemical industries allow us to continue to expand our internal development capabilities while providing our partners with novel targets and assays. Since we believe that agrochemical products have reduced development time and lower risk, we expect to be able to maximize our potential future revenue stream through partnering in multiple industries. We have ongoing commercial collaborations with several leading pharmaceutical, biotechnology and agrochemical companies, including: Bayer CropScience LP (formerly Aventis USA
LP), Bayer Corporation, Bristol-Myers Squibb Company (two collaborations), Cytokinetics, Inc., Dow AgroSciences LLC, Elan Pharmaceuticals, Inc., Merck & Co., Inc. (two collaborations), Protein Design Labs, Inc., Renessen LLC, Scios Inc., Schering-Plough Research Institute, Inc. and SmithKlineBeecham Corporation.

In addition to our commercial collaborations, we have relationships with other biotechnology companies, academic institutions and universities that provide us access to specific technology or intellectual property for the enhancement of our business. These include collaborations with leading biotechnology product developers and solutions providers, among them: Affymetrix, Inc., GeneMachines, AVI BioPharma, Inc., Silicon Genetics, Galapagos NV, Genomics Collaborative Inc., Accelrys, Inc., Akceli, Inc., Ardais Corp., Cogen BioCognetics, Inc., Impath Predictive Oncology, Inc. and Virtual Arrays, Inc.

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

Recent Developments

    XL784

During the first quarter of 2003, we submitted our first investigational new drug (IND) application to the U.S. Food & Drug Administration ("FDA") for our proprietary small molecule anticancer compound, XL784. The target against which XL784 is directed is a cell surface protease involved in cleavage of growth factors that promote cell growth and differentiation. The target was originally discovered in our anti-angiogenesis research program, and shows both anti-angiogenic and anti-proliferative effects. In preclinical studies, XL784 is orally bioavailable and has shown good potency, pharmacologic activity and a safety profile appropriate to support Phase 1 studies. Our clinical plans include initiating Phase 1 first-in-man studies, to be conducted in healthy volunteers, while continuing to explore the therapeutic utility of the compound in various animal models of disease, including cardiovascular disease.

Pending FDA clearance of the IND, we intend to initiate the Phase 1 program during the second quarter of 2003. [This clearance may be obtained before filing in which case we will update.] The trial, designed as a dose escalation study to measure the safety, pharmacokinetics and biological activity of XL784 following oral administration, would be conducted at a single center. Based on preclinical studies, the compound appears appropriate for testing in healthy volunteers and, to date, has shown none of the toxicities associated with traditional anticancer compounds that act through a cytotoxic mechanism. A third-party manufacturer is supplying the drug product to be used in the clinical trial.

Results of Operations

    Total Revenues

Total revenues were approximately $12.3 million and $11.5 million for the three-month periods ended March 31, 2003 and 2002, respectively. The increase from 2002 to 2003 was driven primarily by revenue from our corporate collaboration with SmithKlineBeecham Corporation ("GlaxoSmithKline" or "GSK"), partially offset by the reduction in revenue from the conclusion of our Pharmacia Corporation relationship in February 2002.

    Research and Development Expenses

Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs, lab supplies, consulting and outsourcing expenses, licenses and depreciation of facilities and laboratory equipment. Research and development expenses were $30.3 million and $26.2 million for the three-month periods ended March 31, 2003 and 2002, respectively. The increase in 2003 over 2002 resulted primarily from the following costs:

- Increased Personnel - Staffing costs in 2003 increased by approximately 6% from 2002 levels to approximately $11.4 million. The increase was primarily to support activities related to advancing our clinical and preclinical development programs, in addition to supporting our collaborative arrangements and our internal proprietary research and development efforts. Salaries, bonuses, related fringe benefits, recruiting and relocation costs are included in personnel costs. We expect these personnel costs to increase further as we continue to build our organization.

- Increased Lab Supplies - As a result of the increase in personnel, our compound collaborations and expansion of our drug discovery operations, lab supplies expense increased 4% to $5.3 million during the first quarter of 2003.

- Increased Licenses and Consulting - The increase in license and consulting expenses was 146% to $4.6 million during the first quarter of 2003. The increase was driven primarily by activities related to advancing our clinical and preclinical development programs. These activities included: completing regulatory toxicology testing of XL784 and successfully filing the IND application at the end of the first quarter of 2003; advancing a series of development candidates and back-up compounds into preclinical testing in anticipation of filing additional IND applications; manufacturing drug substance for those compounds to support preclinical studies; building additional infrastructure in clinical development to support an expanding clinical pipeline; and costs associated with manufacturing the rebeccamycin analogue to support initiation of registration trials later in 2003.

We expect that research and development expenses will continue to increase in absolute dollar amounts in the future, as we continue to advance drug discovery and development programs, including manufacturing and clinical development efforts on our maturing pipeline of products.

With respect to the rebeccamycin analogue, XL784 and our other proprietary compounds, we are currently relying on collaborators and third-party contractors to produce materials for clinical trials. We expect clinical costs will increase in the future as we enter clinical trials for XL784 and other proprietary product candidates and additional trials for our rebeccamycin analogue. We currently do not have estimates of total costs to reach the market by a particular drug candidate or in total. Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize products. In addition, clinical trials of our potential products may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.

Our most advanced clinical program is the rebeccamycin analogue ("XL119"), an anticancer compound that we in-licensed from Bristol-Myers Squibb Company in 2001. The rebeccamycin analogue has completed Phase 1 testing. The Phase 2 clinical testing program, which is being conducted by the National Cancer Institute ("NCI"), is well advanced. To date, the most pronounced antitumor activity was observed in upper gastrointestinal tumors (most prominently in bile duct or hepatobiliary tumors), where several partial responses and instances of prolonged disease stabilization occurred. We anticipate initiating next development steps following discussions with the FDA.

    General and Administrative Expenses

General and administrative expenses consist primarily of staffing costs to support our research activities, facilities costs and professional expenses, such as legal fees. General and administrative expenses were approximately $5.2 million and $4.7 million for the three-month periods ended March 31, 2003 and 2002, respectively. The increase in 2003 over 2002 of approximately 11% was driven primarily by costs associated with personnel and facilities to support expansion in our research and development operations.

    Stock Compensation Expense

Deferred stock compensation for options granted to our employees is the difference between the fair value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. Deferred stock compensation for options granted to consultants has been determined based upon estimated fair value, using the Black-Scholes option valuation model. As of March 31, 2003, we had approximately $700,000 of remaining deferred stock compensation related to stock options granted to consultants and employees. Deferred stock compensation is recorded as a component of stockholders' equity and is being amortized as stock compensation expense over the vesting periods of the options, which is generally four years. We recognized stock compensation expense of $400,000 and $800,000 for the three-month periods ended March 31, 2003 and 2002, respectively. The decrease in stock compensation expense in 2003 compared to 2002 primarily resulted from the accelerated amortization method used for amortizing deferred compensation expense for accounting purposes.

During April 2001, we granted approximately 545,000 supplemental stock options under our 2000 Equity Incentive Plan to certain employees (excluding officers and directors) who had stock options under the 2000 Equity Incentive Plan with exercise prices greater than $16.00 per share. The number of supplemental options granted was equal to 50% of the corresponding original grant held by each employee. The supplemental options have an exercise price of $16.00, vest monthly over a two-year period beginning April 1, 2001 and have a 27-month term. The vesting on the corresponding original stock options was suspended and will resume in April 2003 following the completion of vesting of the supplemental options. This new grant constitutes a synthetic repricing as defined in the Financial Accounting Standards Board ("FASB") Interpretation Number 44, "Accounting for Certain Transactions Involving Stock Compensation," and resulted in certain options being reported using the variable plan method of accounting for stock compensation expense until they are exercised, forfeited or expire.
For the quarter ended March 31, 2003, we recorded no compensation expense compared to a reversal of $200,000 of compensation expense during the quarter ended March 31, 2002, due to a decrease in the market value of our common stock during that period.

    Amortization of Intangibles

Intangible assets resulted from our acquisitions of Genomica Corporation, Artemis Pharmaceuticals GmbH and Agritope, Inc. (renamed Exelixis Plant Sciences). Amortization of intangibles was $200,000 for both of the three-month periods ended March 31, 2003 and 2002.

    Other Income (Expense), Net

Other income (expense), net, was $300,000 in income for the three-month period ended March 31, 2003, compared to income of $1.5 million for the comparable period in 2002. Other income (expense) consists primarily of interest income earned on cash, cash equivalents and short-term investments, offset by interest expense incurred on notes payable, bank obligations and capital lease obligations. The decrease in 2003 from 2002 was primarily due to an overall decline in interest rates coupled with an increase in interest expense related to notes payable and bank obligations.

    Discontinued Operations

Loss from discontinued operations was zero and approximately $400,000 for the three-month periods ended March 31, 2003 and 2002, respectively. In April 2002, we transferred the Genomica software business to Visualize for future consideration of up to $2.4 million in license fees and royalty payments. Pursuant to the terms of the transaction, Visualize obtained a license with all rights and obligations to third parties currently licensing the Genomica software, including the sole right to further develop and license the software to other third parties. Royalties that we receive, if any, will be recorded in the period they are earned as a gain in discontinued operations. In addition, Visualize assumed the lease obligation for Genomica's abandoned facility in Sacramento, California. We retained an internal use license for the software. As a result of this transaction, we reported the operating results of Genomica as discontinued operations. For the three-month period ended March 31, 2002, Genomica's operating results included revenues of approximately $18,000 and an operating loss of approximately $400,000.

    Income Taxes

We have incurred net losses since inception and, consequently, have not recorded any U.S. federal or state income taxes. We have recorded a tax provision of approximately $95,000 for the period ended March 31, 2003 related to income earned in our foreign operations, compared to none for the comparable period in 2002.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity, equipment lease financings and other loan facilities and payments from collaborators. Our initial public offering, completed in the second quarter of 2000, raised $124.5 million in net cash proceeds. In addition, we acquired Genomica in December 2001, including $109.6 million in cash and investments. As of March 31, 2003, we had approximately $203.9 million in cash, cash equivalents, short-term investments and restricted cash.

Our operating activities used cash of approximately $15.4 million and $26.3 million for the three-month periods ended March 31, 2003 and 2002, respectively. For the three-month period ended March 31, 2003, cash used in operating activities related primarily to funding net losses and an increase in deferred revenue from our collaborators, partially offset by non-cash charges related to depreciation. For the comparable period in 2002, cash used in operating activities related primarily to funding net losses, cash payments related to our December 2001 acquisition of Genomica and a decrease in deferred revenue from our collaborators, partially offset by non-cash charges related to depreciation.

Our investing activities provided cash of approximately $3.7 million and $13.8 million for the three-month periods ended March 31, 2003 and 2002, respectively. The cash provided resulted primarily from the proceeds from maturities of short-term investments, offset by purchases of short-term investments.

Our financing activities provided cash of approximately $300,000 for the three-month period ended March 31, 2003 and used cash of $1.6 million for the comparable period in 2002. For the three-month period ended March 31, 2003, cash provided from financing activities resulted primarily from proceeds from bank obligations, partially offset by principal payments on capital lease obligations. For the comparable period in 2002, cash used in financing activities resulted primarily from principal payments on capital lease obligations and notes payable, partially offset by repayment of notes from stockholders and proceeds from the exercise of stock options, net of repurchases.

We believe that our current cash and cash equivalents, short-term investments and funding to be received from collaborators, will be sufficient to satisfy our anticipated cash needs for at least the next two years. Changes in our operating plan as well as factors described in our "Risk Factors" elsewhere in this Quarterly Report on Form 10-Q could require us to consume available resources much sooner than we expect. It is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. In July 2001, we filed a registration statement on Form S-3 to offer and sell up to $150.0 million of our common stock. We have no current commitments to offer or sell securities with respect to shares that may be offered or sold pursuant to that filing. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation will require us to consolidate a Variable Interest Entity ("VIE") (formerly referred to as a special purpose entity) if the entity meets certain criteria and if we are considered the primary beneficiary of the VIE (such as a direct or indirect ability to make significant decisions of that entity or the obligation to absorb a majority of the entity's expected losses or gains). FIN 46 also requires additional disclosure of an entity's relationship with a VIE. The consolidation provisions of this interpretation are required for all VIEs created after January 31, 2003. For VIEs in existence prior to January 31, 2003, the consolidation provisions of FIN 46 are effective July 1, 2003. We are currently evaluating the effect that the adoption of FIN 46 will have on our financial statements.

Disclosures on Stock Option Plans

    Option Program Description

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our stock option program to be critical to our operation and productivity; essentially all of our employees participate. Of the options we granted in 2002, 94% went to employees other than the five most highly compensated executive officers. Options are currently granted under two stock option plans: one under which options to purchase shares of our stock are granted to non-employee directors and one under which options to purchase shares of our stock may be granted to all employees. Option vesting periods are generally four years.

Our board of directors or a designated committee of our board of directors is responsible for the administration of our employee stock option plans and determines the term, exercise price and vesting terms of each option. Incentive stock options may be granted at an exercise price per share at least equal to the estimated fair value per underlying common share on the date of grant (not less than 110% of the estimated fair value in the case of holders of more than 10% of our voting stock). Options granted under the plans are exercisable when granted and generally expire ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of our voting stock).

    Distribution and Dilutive Effect of Options

                      Employee and Executive Option Grants



                               [GRAPHIC  OMITED]




                               [GRAPHIC  OMITED]



* Our chief executive officer and the four other most highly compensated executive officers for the most recently completed fiscal year are referred to as the "listed officers."

During the three months ended March 31, 2003, we granted our employees options to purchase 976,236 shares of our common stock, which was net of 479,039 shares related to forfeited options. The net options granted after forfeitures represented 1.6% of our total outstanding shares of common stock, which was approximately 59.4 million as of the beginning of 2003.

During the three months ended March 31, 2003, 960,000 options were granted to the listed officers. Options granted to the listed officers as a percentage of total options granted to all employees varies from year to year. The percentage of grants to listed officers as a percentage of total options granted decreased in 2002 as compared to 2001. The decrease primarily related to the listed officers receiving their 2002 annual merit grant during the first quarter of 2003 instead of the fourth quarter of 2002, which would have been consistent with the timing of prior years' annual merit grants. If the listed officers had received their annual merit grants during the fourth quarter of 2002, their grants would have comprised 20% of the total options granted in 2002.

    General Option Information

                           Summary of Option Activity


                               [GRAPHIC  OMITED]




                               [GRAPHIC  OMITED]

    In-the-Money and Out-of-the-Money Option Information as of March 31, 2003


                               [GRAPHIC  OMITED]




                               [GRAPHIC  OMITED]






                               [GRAPHIC  OMITED]




                               [GRAPHIC  OMITED]


    Equity Compensation Plan Information

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We had investments in debt securities of approximately $198.6 million and $213.8 million at March 31, 2003 and December 31, 2002, respectively. Our investments are subject to interest rate risk, and our interest income may fluctuate due to changes in U.S. interest rates. By policy, we limit our investments to money market instruments, debt securities of U.S. government agencies and debt obligations of U.S. corporations. We manage market risk by our diversification requirements, which limit the amount of our portfolio that can be invested in a single issuer. We manage credit risk by limiting our purchases to high-quality issuers. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis.

We had long-term debt outstanding of approximately $64.7 million and $65.3 million at March 31, 2003 and December 31, 2002, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments or a combination thereof. The fair value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical increase or decrease in interest rates as of March 31, 2003 and December 31, 2002. As of March 31, 2003, a decrease in interest rates of one percentage point would have a net adverse change in the fair value of interest rate sensitive assets and liabilities of approximately $1.4 million. As of December 31, 2002, a decrease in interest rates of one percentage point would have a net adverse change in the fair value of interest rate sensitive assets and liabilities of approximately $1.6 million. We have assumed the changes occur immediately and uniformly to each category of instrument containing interest rate risks. Significant variations in market interest rates could produce changes in the timing of repayments due to available prepayment options. The fair value of such instruments could be affected and, therefore, actual results might differ from our estimate.

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

We use derivative financial instruments to reduce our exposure to foreign currency exchange rate movements on our consolidated operating results. As of March 31, 2003, we had outstanding an aggregate notional amount of $4.3 million of written foreign currency put option contracts and a notional amount of $2.2 million of purchased foreign currency call option contracts denominated in Euro. Both the put and call option contracts have an average exercise price of $1.0291 and expire no later than October 10, 2003. The fair value of these contracts at March 31, 2003 was approximately $251,000, which is reflected on the balance sheet as an asset. As of December 31, 2002, we had outstanding an aggregate notional amount of $5.8 million of written foreign currency put option contracts and a notional amount of $2.9 million of purchased foreign currency call option contracts denominated in Euro. Both the put and call option contracts have an average exercise price of $1.0289 and expire no later than October 10, 2003. The fair value of these contracts at December 31, 2002 was approximately
$119,000, which is reflected on the balance sheet as an asset. Our hedging strategy is designed such that any potential losses on these instruments will be materially offset in earnings by a reduction in Euro denominated costs for our German operations. We cannot give any assurance that our hedging strategies will be effective or that transaction losses can be minimized or forecasted accurately.

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

                           PART II. OTHER INFORMATION

 ITEM  5.  OTHER  INFORMATION

RISK FACTORS

EXELIXIS HAS A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred net losses each year since our inception, including a net loss of approximately $23.1 million for the quarter ended March 31, 2003. As of that date, we had an accumulated deficit of approximately $310.4 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development. In 2001, we acquired a rebeccamycin analogue that is in Phase 2 clinical development. We anticipate initiating next development steps following discussions with the U.S. Food and Drug Administration, or FDA. Drug substance to be used in Exelixis-sponsored clinical trials has been manufactured in bulk supply by third-party suppliers. In addition, we recently filed our first IND for a proprietary compound, XL784, and plan to initiate Phase 1 safety trials in the second quarter of 2003, pending acceptance of the application by the FDA. As a result, we expect that our operating expenses will increase significantly in the near term, and consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain or increase profitability.

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY NOT BE AVAILABLE TO US.

Our future capital requirements will be substantial and will depend on many factors, including:

     -    payments  received  under  collaborative  agreements;
     - the progress and scope of our collaborative and independent research and development projects;
     - our need to expand our product and clinical development efforts as well as develop manufacturing and marketing capabilities to commercialize products;
     -    the  filing,  prosecution  and  enforcement  of  patent  claims;  and
     -    increased  costs  for  clinical  activities.

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

DIFFICULTIES WE MAY ENCOUNTER MANAGING OUR GROWTH MAY DIVERT RESOURCES AND LIMIT OUR ABILITY TO SUCCESSFULLY EXPAND OUR OPERATIONS.

We have experienced a period of rapid and substantial growth that has placed, and our anticipated growth in the future will continue to place, a strain on our research, administrative and operational infrastructure. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. In addition, recent SEC rules and regulations have increased the internal control and regulatory requirements under which we operate. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, acquisitions involve the integration of different financial, internal control and management reporting systems. We may not be able to successfully integrate the administrative and operational infrastructure without significant additional improvements and investments in management systems and procedures.

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

We currently have collaborative research agreements with Bayer Corporation, Bristol-Myers Squibb (two agreements), SmithKlineBeecham, Protein Design Labs, Dow AgroSciences, Renessen and Bayer CropScience. Our current collaborative agreement with Bayer Corporation is scheduled to expire in 2008, after which it will automatically be extended for one-year terms unless terminated by either party upon 12-months written notice. Our agreement permits Bayer to terminate our collaborative activities prior to 2008 upon the occurrence of specified conditions, such as the failure to agree on key strategic issues after a period of years or the acquisition of Exelixis by certain specified third parties. Our agreement with Bayer is subject to termination at an earlier date if two or more of our Chief Executive Officer, Chief Scientific Officer, Agricultural
Biotechnology Program Leader and Chief Informatics Officer cease to have a relationship with us within nine months of each other. Our MOA collaborative agreement with Bristol-Myers Squibb expires in September 2004. Our cancer collaborative agreement with Bristol-Myers Squibb expires in July 2004. Our recent alliance with SmithKlineBeecham is scheduled to expire in October 2008, but is subject to earlier termination at the discretion of SmithKlineBeecham starting in 2005 if Exelixis fails to meet certain diligence obligations. Research funding under our collaborative agreement with Protein Design Labs will expire in June 2003. Similarly, funding under our arrangement with Dow AgroSciences is scheduled to expire in July 2003, after which Dow AgroSciences has the option to renew on an annual basis. Our collaborative research arrangement with Bayer CropScience is scheduled to expire in September 2004. The Bayer CropScience arrangement is conducted through a limited liability company, Agrinomics, which is owned equally by Bayer CropScience and Exelixis. Bayer CropScience may surrender its interest in Agrinomics and terminate the related research collaboration prior to the scheduled expiration upon the payment of the subsequent year's funding commitment. Agrinomics is party to a recent collaborative agreement with Renessen, which expires in December 2005 but is subject to earlier termination at the discretion of Renessen prior to October 2003.

If these existing agreements are not renewed or if we are unable to enter into new collaborative agreements on commercially acceptable terms, our revenues and product development efforts may be adversely affected. For example, our agreement with Pharmacia Corporation terminated by mutual agreement in February 2002, which eliminated the opportunity for us to earn approximately $9.0 million in research revenue in 2002 and 2003. Although we have entered into other collaborations that offset this loss of revenue, we may not be able to enter into a new collaborative agreement on similar or superior financial terms than those under our existing arrangements, and the timing of new collaborative agreements may have a significant effect on our ability to continue to successfully meet our corporate goals and milestones.

CONFLICTS WITH OUR COLLABORATORS COULD JEOPARDIZE THE OUTCOME OF OUR COLLABORATIVE AGREEMENTS AND OUR ABILITY TO COMMERCIALIZE PRODUCTS.

We are conducting proprietary research programs in specific disease, therapeutic modality and agricultural product areas that are not covered by our collaborative agreements. Our pursuit of opportunities in agricultural and pharmaceutical markets could, however, result in conflicts with our collaborators in the event that any of our collaborators take the position that our internal activities overlap with those areas that are exclusive to our collaborative agreements, and we should be precluded from such internal activities. Moreover, disagreements with our collaborators could develop over rights to our intellectual property. In addition, our collaborative agreements may have provisions that give rise to disputes regarding the rights and obligations of the parties, including the rights of collaborators with respect to our internal programs and disease area research. Any conflict with or among our collaborators could lead to the termination of our collaborative agreements, delay collaborative activities, reduce our ability to renew agreements or obtain future collaboration agreements or result in litigation or arbitration and would negatively impact our relationship with existing collaborators.

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

The FDA must approve any drug or biologic product before it can be marketed in the U.S. Any products resulting from our research and development efforts must also be approved by the regulatory agencies of foreign governments before the product can be sold outside of the U.S. Before a new drug application or biologics license application can be filed with the FDA, the product candidate must undergo extensive clinical trials, which can take many years and may require substantial expenditures. The regulatory process also requires preclinical testing. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. We currently estimate that typical clinical trials are completed over the following timelines:


               Clinical Phase    Estimated Completion Period
               --------------    ---------------------------

               Phase 1                               1 Year
               Phase 2                            1-2 Years
               Phase 3                            2-4 Years


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

In July 2001, we acquired a cancer compound, a rebeccamycin analogue, currently in Phase 2 clinical studies. This compound was manufactured by Bristol-Myers Squibb, and clinical trials to date have been conducted by the National Cancer Institute, or NCI. We will have to conduct additional clinical testing in order to meet FDA requirements for regulatory approval. We have no prior experience in conducting clinical trials, and, in conjunction with the NCI, we expect to undertake further clinical development of this compound under our own IND in order to obtain regulatory approval. We are currently in discussions with the FDA regarding a registration clinical trial program. We may not be able to rapidly or effectively assume responsibility for further development of this compound or meet the requirements identified based on our discussions with the FDA. We do not know whether planned clinical trials will begin on time, will be completed on schedule, or at all, will be sufficient for registration or will result in approvable products. Our product development costs will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. If the delays are significant, our financial results and the commercial prospects for our products will be harmed, and our ability to become profitable will be delayed.

WE LACK THE CAPABILITY TO MANUFACTURE COMPOUNDS FOR CLINICAL TRIALS AND WILL RELY ON THIRD PARTIES TO MANUFACTURE OUR POTENTIAL PRODUCTS, AND WE MAY BE UNABLE TO OBTAIN REQUIRED MATERIAL IN A TIMELY MANNER OR AT A QUALITY LEVEL REQUIRED TO RECEIVE REGULATORY APPROVAL.

We currently do not have manufacturing capabilities or experience necessary to produce materials for clinical trials, including for our Phase 2 clinical compound, a rebeccamycin analogue. We intend to rely on collaborators and third-party contractors to produce materials necessary for preclinical and clinical testing. We will rely on selected manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the FDA's current Good Manufacturing Practices, or GMP. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements. If we are unable to contract for production of sufficient quantity and quality of materials on acceptable terms, our planned clinical trials may be delayed. Delays in preclinical or clinical testing could delay the filing of our INDs and the initiation of clinical trials that we have currently planned. In addition, our outsourcing efforts with respect to manufacturing clinical supplies will result in a dependence on our suppliers to timely manufacture and deliver sufficient quantities of materials produced under GMP conditions to enable us to conduct planned clinical trials, and if possible to bring products to market in a timely manner.

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

Given our headquarters location in South San Francisco, California, our facilities are vulnerable to damage from earthquakes. We are also vulnerable worldwide to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities could cause significant delays in our programs and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

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

AVAILABLE INFORMATION

We  maintain  a  site  on  the  world  wide  web  at  www.exelixis.com; however,
                                                      ----------------
information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.


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


Date:  May  7,  2003

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

Date:  May 7, 2003
     ---------------------

/s/  George A. Scangos
--------------------------
George A. Scangos
President and Chief Executive Officer

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

Date:  May 7, 2003
     ---------------------
/s/  Glen Y. Sato
--------------------------
Glen Y. Sato
Chief Financial Officer, Vice President
    of Legal Affairs and Secretary

                                INDEX TO EXHIBITS

Exhibit
Number    Description  of  Document
------    -------------------------

10.41 Separation Agreement by and between Exelixis, Inc. and Robert Myers dated March 17, 003
99.1      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002. (1)

--------------
(1) This certification "accompanies" the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.