Form 10-Q/A
period 2003-03-31
EXELIXIS INC
filed 2003-05-05
CIK 939767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                    FORM 10-Q/A


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

Explanatory Note:
-----------------
On May 5, 2003, a preliminary copy of Exelixis, Inc.'s Quarterly Report on Form 10-Q was submitted to the Securities and Exchange Commission. This complete and final Form 10-Q/A is filed with exhibits that were previously omitted. The amended filing does not include any substantive changes to, or restatements of, the financial statements included as part of the report.



                                 EXELIXIS, INC.

                                    FORM 10-Q/A

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                           Page No.
Item 1.       Financial Statements
              Consolidated Condensed Balance Sheets
              March 31, 2003 and December 31, 2002                                3

              Consolidated Condensed Statements of Operations
              Three Months Ended March 31, 2003 and 2002                          4

              Consolidated Condensed Statements of Cash Flows
              Three Months Ended March 31, 2003 and 2002                          5

              Notes to Consolidated Condensed Financial Statements
              March 31, 2003                                                      6

Item 2.       Management Discussion and Analysis of
              Financial Condition and Results of Operations                       8

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk                                                        14

Item 4.       Controls and Procedures                                            15

                           PART II. OTHER INFORMATION

Item 5.       Other Information                                                  15

Item 6.       Exhibits and Reports on Form 8-K                                   23

                                    SIGNATURE


                                 CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                  EXELIXIS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (in thousands)
                                                           March 31,   December 31,
                                                             2003        2002 (1)
                                                         ------------  ------------
ASSETS                                                    (unaudited)
Current assets:
  Cash and cash equivalents                              $    73,146   $     84,522
  Short-term investments                                     123,113        131,704
  Other receivables                                            3,270          3,325
  Other current assets                                         4,533          3,841
                                                         ------------  ------------
    Total current assets                                     204,062        223,392

Restricted cash                                                7,610          5,761
Property and equipment, net                                   32,230         32,406
Related-party receivables                                        713            904
Goodwill                                                      67,364         67,364
Other intangibles, net                                         4,635          4,802
Other assets                                                   4,215          4,484
                                                         ------------  ------------
    Total assets                                         $   320,829   $    339,113
                                                         ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $     3,495   $      4,717
  Other accrued expenses                                       9,618          7,992
  Accrued compensation and benefits                            4,112          5,060
  Current portion of capital lease obligations                 6,894          6,840
  Current portion of notes payable and bank obligations        2,205          1,840
  Deferred revenue                                            29,696         23,790
                                                         ------------  ------------
    Total current liabilities                                 56,020         50,239

Capital lease obligations                                      4,545          6,280
Notes payable and bank obligations                             5,110          3,973
Convertible promissory note and loan                          55,000         55,000
Other long-term liabilities                                      369            119
Deferred revenue                                              44,248         47,582
                                                         ------------  ------------
    Total liabilities                                        165,292        163,193
                                                         ------------  ------------
Commitments

Stockholders' equity:
  Preferred stock                                                  -              -
  Common stock                                                    60             59
  Additional paid-in-capital                                 465,534        463,764
  Notes receivable from stockholders                            (843)        (1,210)
  Deferred stock compensation, net                              (648)          (977)
  Accumulated other comprehensive income                       1,846          1,638
  Accumulated deficit                                       (310,412)      (287,354)
                                                         ------------  ------------
    Total stockholders' equity                               155,537        175,920
                                                         ------------  ------------
    Total liabilities and stockholders' equity           $   320,829   $    339,113
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


                                      EXELIXIS, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (in thousands, except per share data)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                        2003               2002
                                                                     -----------      -----------
                                                                              (unaudited)
Revenues:
  Contract and government grants                                      $    9,202         $  8,909
  License                                                                  3,128            2,633
                                                                     -----------      -----------
    Total revenues                                                        12,330           11,542
                                                                     -----------      -----------

Operating expenses:
  Research and development (1)                                            30,303           26,190
  General and administrative (2)                                           5,168            4,676
  Amortization of intangibles                                                166              166
                                                                     -----------      -----------
    Total operating expenses                                              35,637           31,032
                                                                     -----------      -----------

Loss from operations                                                     (23,307)         (19,490)

Other income (expense):
  Interest income                                                          1,226            2,121
  Interest expense                                                          (918)            (704)
  Other income (expense), net                                                 36               66
                                                                     -----------      -----------
    Total other income                                                       344            1,483
                                                                     -----------      -----------

Loss from continuing operations before income taxes                      (22,963)         (18,007)

Provision for income taxes                                                   (95)               -
                                                                     -----------      -----------

Loss from continuing operations                                          (23,058)         (18,007)

Loss from operations of discontinued segment - Genomica Corporation            -             (414)
                                                                     -----------      -----------

Net loss                                                              $  (23,058)     $   (18,421)
                                                                     ===========      ===========

Loss per share from continuing operations                             $   (0.39)      $    (0.32)

Loss per share from discontinued operations                                    -           (0.01)
                                                                     -----------      -----------

Net loss per share, basic and diluted                                 $   (0.39)      $    (0.33)
                                                                     ===========      ===========

Shares used in computing basic and diluted net loss per share             59,261           55,654
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

                                    EXELIXIS, INC.
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (in thousands)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 2003            2002
                                                             ------------    ------------
Cash flows from operating activities:                                 (unaudited)
  Net loss                                                   $    (23,058)   $    (18,421)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                 3,964           3,250
      Stock compensation expense                                      444             818
      Amortization of intangibles                                     166             166
      Other                                                            95             108
    Changes in assets and liabilities:
      Other receivables                                              (389)            257
      Other current assets                                           (501)           (758)
      Related-party receivables                                       187              25
      Other assets                                                     35            (200)
      Accounts payable and other accrued expenses                     809          (5,611)
      Accrued merger and acquisition costs                              -          (2,043)
      Other long-term liabilities                                     250               -
      Deferred revenue                                              2,569          (3,902)
                                                             ------------    ------------
      Net cash used in operating activities                       (15,429)        (26,311)
                                                             ------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment                              (2,661)           (474)
  Change in restricted cash                                        (1,849)              -
  Proceeds from maturities of short-term investments               59,440          34,558
  Purchases of short-term investments                             (51,247)        (20,327)
                                                             ------------    ------------
      Net cash provided by investing activities                     3,683          13,757
                                                             ------------    ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options, net of repurchases          99              64
  Repayment of notes from stockholders                                365             351
  Principal payments on capital lease obligations                  (1,681)         (1,511)
  Proceeds from bank obligations                                    2,034               -
  Principal payments on notes payable and bank obligations           (539)           (525)
                                                             ------------    ------------
      Net cash provided by (used in) financing activities             278          (1,621)
                                                             ------------    ------------

Effect of foreign exchange rates on cash and cash equivalents          92              35
                                                             ------------    ------------

Net decrease in cash and cash equivalents                         (11,376)        (14,140)
Cash and cash equivalents, at beginning of period                  84,522          35,584
                                                             ------------    ------------

Cash and cash equivalents, at end of period                  $     73,146    $     21,444
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
                                                                   ============    ============


Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three months ended March 31, 2003 and 2002 is not necessarily representative of the pro forma effects on the results of operations for future periods.

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

Following recent discussions with the FDA, we currently have an active IND and are in a position to initiate the Phase 1 program as soon as practicable. The trial, designed as a dose escalation study to measure the safety, pharmacokinetics and biological activity of XL784 following oral administration, will be conducted at a single center. Based on preclinical studies, the compound appears appropriate for testing in healthy volunteers and, to date, has shown none of the toxicities associated with traditional anticancer compounds that act through a cytotoxic mechanism. A third-party manufacturer is supplying the drug product to be used in the clinical trial.

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

    Research and Development Expenses

Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs, lab supplies, consulting and outsourcing expenses, licenses and depreciation of facilities and laboratory equipment. Research and development expenses were approximately $30.3 million and $26.2 million for the three-month periods ended March 31, 2003 and 2002, respectively. The increase in 2003 over 2002 resulted primarily from the following costs:

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

- Increased Lab Supplies - As a result of the increase in personnel, our compound collaborations and expansion of our drug discovery operations, lab supplies expense increased approximately 4% to $5.3 million during the first quarter of 2003.

- Increased Licenses and Consulting - The increase in license and consulting expenses was approximately 146% to $4.6 million during the first quarter of 2003. The increase was driven primarily by activities related to advancing our clinical and preclinical development programs. These activities included: completing regulatory toxicology testing of XL784 and successfully filing the IND application at the end of the first quarter of 2003; advancing a series of development candidates and back-up compounds into preclinical testing in anticipation of filing additional IND applications; manufacturing drug substance for those compounds to support preclinical studies; building additional infrastructure in clinical development to support an expanding clinical pipeline; and costs associated with manufacturing the rebeccamycin analogue to support initiation of registration trials later in 2003.

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

    Stock Compensation Expense

Deferred stock compensation for options granted to our employees is the difference between the fair value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. Deferred stock compensation for options granted to consultants has been determined based upon estimated fair value, using the Black-Scholes option valuation model. As of March 31, 2003, we had approximately $700,000 of remaining deferred stock compensation related to stock options granted to consultants and employees. Deferred stock compensation is recorded as a component of stockholders' equity and is being amortized as stock compensation expense over the vesting periods of the options, which is generally four years. We recognized stock compensation expense of approximately $400,000 and $800,000 for the three-month periods ended March 31, 2003 and 2002, respectively. The decrease in stock compensation expense in 2003 compared to 2002 primarily resulted from the accelerated amortization method used for amortizing deferred compensation expense for accounting purposes.

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

    Amortization of Intangibles

Intangible assets resulted from our acquisitions of Genomica Corporation, Artemis Pharmaceuticals GmbH and Agritope, Inc. (renamed Exelixis Plant Sciences). Amortization of intangibles was approximately $200,000 for both of the three-month periods ended March 31, 2003 and 2002.

    Other Income (Expense), Net

Other income (expense), net, was approximately $300,000 in income for the three-month period ended March 31, 2003, compared to income of approximately $1.5 million for the comparable period in 2002. Other income (expense) consists primarily of interest income earned on cash, cash equivalents and short-term investments, offset by interest expense incurred on notes payable, bank obligations and capital lease obligations. The decrease in 2003 from 2002 was primarily due to an overall decline in interest rates coupled with an increase in interest expense related to notes payable and bank obligations.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation will require us to consolidate a Variable Interest Entity ("VIE") if the entity meets certain criteria and if we are considered the primary beneficiary of the VIE (such as a direct or indirect ability to make significant decisions of that entity or the obligation to absorb a majority of the entity's expected losses or gains). FIN 46 also requires additional disclosure of an entity's relationship with a VIE. The consolidation provisions of this interpretation are currently required for all VIEs created after January 31, 2003. For VIEs created prior to January 31, 2003, the consolidation provisions of FIN 46 are effective July 1, 2003. We are currently evaluating the effect that the adoption of FIN 46 will have on our financial statements.

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

    Distribution and Dilutive Effect of Options

                      Employee and Executive Option Grants

                                                                                 Three Months Ended   Year Ended
                                                                                      March 31,       December 31,
                                                                                                     -------------
                                                                                        2003         2002    2001
                                                                                 ------------------  -----   -----
Net grants during the period as a % of outstanding shares                                1.6%         5.1%    5.1%
Grants to listed officers* during the period as % of total options granted              66.0%         5.8%   25.2%
Grants to listed officers* during the period as % of outstanding shares                  1.6%         0.4%    1.4%
Cumulative options held by listed officers as % of total options outstanding            23.0%        17.2%   22.5%

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

    General Option Information

                           Summary of Option Activity

                                                             Weighted-Average
                                               Shares         Exercise Price
                                          -----------------  ----------------
Options outstanding at December 31, 2000         4,492,835           $ 17.70
  Granted                                        3,160,628             14.47
  Exercised                                       (204,125)             2.75
  Cancelled                                       (270,902)            19.92
                                          -----------------

Options outstanding at December 31, 2001         7,178,436             16.63
  Granted                                        3,879,981             11.25
  Exercised                                       (134,743)             0.77
  Cancelled                                       (868,058)            18.48
                                          -----------------

Options outstanding at December 31, 2002        10,055,616             14.60
  Granted                                        1,455,275              6.44
  Exercised                                        (24,561)             4.09
  Cancelled                                       (479,039)            14.17
                                          -----------------

Options outstanding at March 31, 2003           11,007,291             13.57
                                          =================

    In-the-Money and Out-of-the-Money Option Information as of March 31, 2003

                              Outstanding and Exercisable
                            --------------------------------
                                            Weighted-Average
                                Shares       Exercise Price
                            --------------  ---------------
In-the-Money                     2,289,985          $  5.09
Out-of-the-Money (1)             8,717,306          $ 15.79
                            --------------
Total Options Outstanding       11,007,291          $ 13.57
                            ==============

(1) Out-of-the-money options are those options with an exercise price above the closing price of $6.65 at March 31, 2003.


    Equity Compensation Plan Information


                                          (1)                        (2)                       (3)
                                 Number of securities         Weighted-Average     Number of securities remaining
                                   to be issued upon            exercise price      available for future issuance
                                exercise of outstanding          of outstanding      under equity compensation
                                   options, warrants          options, warrants      plans (excluding securities
Plan Category                        and rights                  and rights           reflected in column (1))
                                ------------------------  ------------------------  ------------------------------
Equity compensation plans
  approved by shareholders             11,007,291                   $ 13.57                     2,756,979
Equity compensation plans
  not approved by shareholders                  -                         -                             -
                                ------------------------  ------------------------  ------------------------------
Total                                  11,007,291                   $ 13.57                     2,756,979


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


Date:  May  5,  2003

                              EXELIXIS,  INC.



                              /s/  Glen  Y.  Sato
                              -------------------
                              Glen  Y.  Sato
                              Senior Vice President, Chief Financial Officer and General Counsel
                              (Principal Financial and Accounting Officer)

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

Date:  May 5, 2003
     ---------------------

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

Date:  May 5, 2003
     -----------------------------------------
/s/  Glen Y. Sato
----------------------------------------------
Glen Y. Sato
Senior Vice President, Chief Financial Officer
     and General Counsel

                                INDEX TO EXHIBITS

Exhibit
Number    Description  of  Document
------    -------------------------

10.41 Separation Agreement, dated as of March 17, 2003, by and between Exelixis, Inc. and Robert Myers.
99.1      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002. (1)

--------------
(1) This certification "accompanies" the Quarterly Report on Form 10-Q, as amended, to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.