Form 10-Q
period 2003-06-30
EXELIXIS INC
filed 2003-08-06
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-30235

Exelixis, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3257395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 Harbor Way P.O. Box 511 South San Francisco, CA 94083
(Address of principal executive offices, including zip code)

(650) 837-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒     No  ☐

On August 1, 2003, there were 71,143,161 shares of common stock, par value $.001 per share, of Exelixis, Inc. outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXELIXIS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,572	$84,522
Short-term investments	156,774	131,704
Other receivables	4,145	3,325
Other current assets	5,452	3,841
Total current assets	234,943	223,392

Restricted cash	12,588	5,761
Property and equipment, net	35,282	32,406
Related-party receivables	600	904
Goodwill	67,364	67,364
Other intangibles, net	4,469	4,802
Other assets	3,984	4,484
Total assets	$359,230	$339,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,304	$4,717
Other accrued expenses	9,125	7,992
Accrued compensation and benefits	4,379	5,060
Current portion of capital lease obligations	6,432	6,840
Current portion of notes payable and bank obligations	3,174	1,840
Deferred revenue	24,184	23,790
Total current liabilities	50,598	50,239

Capital lease obligations	3,307	6,280
Notes payable and bank obligations	8,297	3,973
Convertible promissory note and loan	55,000	55,000
Other long-term liabilities	619	119
Deferred revenue	40,945	47,582
Total liabilities	158,766	163,193

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	71	59
Additional paid-in-capital	532,913	463,764
Notes receivable from stockholders	(547)	(1,210)
Deferred stock compensation, net	(329)	(977)
Accumulated other comprehensive income	2,210	1,638
Accumulated deficit	(333,854)	(287,354)
Total stockholders’ equity	200,464	175,920

Total liabilities and stockholders’ equity	$359,230	$339,113

(1) The consolidated condensed balance sheet at December 31, 2002 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these consolidated condensed financial statements.

EXELIXIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues:
Contract and government grants	$9,877	$7,910	$19,079	$16,819
License	3,128	1,987	6,256	4,620
Total revenues	13,005	9,897	25,335	21,439

Operating expenses:
Research and development (1)	32,453	29,256	62,756	55,445
Selling, general and administrative (2)	4,701	4,890	9,869	9,567
Amortization of intangibles	167	167	333	333
Total operating expenses	37,321	34,313	72,958	65,345

Loss from operations	(24,316)	(24,416)	(47,623)	(43,906)

Other income (expense):
Interest income	1,042	1,916	2,268	4,020
Interest expense	(914)	(680)	(1,832)	(1,366)
Other income (expense), net	838	113	874	179
Total other income (expense)	966	1,349	1,310	2,833

Loss from continuing operations before income taxes	(23,350)	(23,067)	(46,313)	(41,073)

Provision for income taxes	92	—	187	—

Loss from continuing operations	(23,442)	(23,067)	(46,500)	(41,073)

Loss from operations of discontinued segment	—	(837)	—	(1,251)

Net loss	$(23,442)	$(23,904)	$(46,500)	$(42,324)

Loss per share from continuing operations	$(0.39)	$(0.41)	$(0.78)	$(0.73)

Loss per share from discontinued operations	—	(0.02)	—	(0.03)

Net loss per share, basic and diluted	$(0.39)	$(0.43)	$(0.78)	$(0.76)

Shares used in computing basic and diluted loss per share amounts	60,141	56,152	59,701	55,903

(1) Includes stock compensation expense of $160 and $503 in the quarters ended June 30, 2003 and 2002, respectively, and $358 and $985 in the six-month periods ended June 30, 2003 and 2002, respectively.

(2) Includes stock compensation expense (net reversal) of ($27) and $316 in the quarters ended June 30, 2003 and 2002, respectively, and $219 and $652 in the six-month periods ended June 30, 2003 and 2002, respectively.

The accompanying notes are an integral part of these consolidated condensed financial statements.

EXELIXIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(46,500)	$(42,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	795
Depreciation and amortization	8,003	6,677
Stock compensation expense, net of reversals	577	1,637
Amortization of intangibles	333	333
Other	238	—
Changes in assets and liabilities:
Other receivables	(1,543)	(1,476)
Other current assets	(939)	(1,805)
Related-party receivables	299	58
Other assets	32	(274)
Accounts payable and other accrued expenses	(747)	(6,319)
Accrued merger and acquisition costs	—	(1,790)
Other long-term liabilities	500	—
Deferred revenue	(6,268)	(6,073)
Net cash used in operating activities	(46,015)	(50,561)

Cash flows from investing activities:
Purchases of property and equipment	(8,145)	(3,402)
Change in restricted cash	(6,827)	(2,528)
Proceeds from maturities of short-term investments	103,030	78,107
Purchases of short-term investments	(128,713)	(52,063)
Net cash provided by (used in) investing activities	(40,655)	20,114

Cash flows from financing activities:
Proceeds from issuance of common stock, net	66,392	—
Proceeds from exercise of stock options, net of repurchases	148	58
Proceeds from employee stock purchase plan	991	1,423
Repayment of notes from stockholders	661	566
Principal payments on capital lease obligations	(3,381)	(3,129)
Proceeds from bank obligations	7,041	2,291
Principal payments on notes payable and bank obligations	(1,407)	(768)
Net cash provided by financing activities	70,445	441

Effect of foreign exchange rates on cash and cash equivalents	275	215

Net decrease in cash and cash equivalents	(15,950)	(29,791)
Cash and cash equivalents, at beginning of period	84,522	35,584

Cash and cash equivalents, at end of period	$68,572	$5,793

The accompanying notes are an integral part of these consolidated condensed financial statements.

EXELIXIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2003
(unaudited)

NOTE 1 Organization and Summary of Significant Accounting Policies

Organization

Exelixis, Inc. (“Exelixis” or the “Company”) is a biotechnology company whose primary mission is to develop proprietary human therapeutics by using its integrated discovery platform to increase the speed, efficiency and quality of pharmaceutical product discovery and development.  The Company uses comparative genomics and model system genetics to find new drug targets and compounds that it believes would be difficult or impossible to uncover using other experimental approaches.  The Company’s research is designed to identify novel genes and proteins expressed by those genes that, when changed, either decrease or increase the activity in a specific disease pathway in a therapeutically relevant manner.  These genes and proteins represent either potential product targets or drugs that may treat disease or prevent disease initiation or progression. The Company’s most advanced proprietary pharmaceutical program focuses on drug discovery and development of small molecules in cancer.  While the Company’s proprietary programs focus on drug discovery and development, it believes that its proprietary technologies are valuable to other industries whose products can be enhanced by an understanding of DNA or proteins, including the agrochemical, agricultural and diagnostic industries.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the fiscal period have been included.  Operating results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any future period.  These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K.

Net Loss Per Share

Basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period, adjusted for shares that are subject to repurchase.  The calculation of diluted net loss per share excludes potential common stock because their effect is antidilutive. Potential common stock consists of common stock subject to repurchase, incremental common shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of convertible debt.

Stock-Based Compensation

The Company recognizes employee stock-based compensation under the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations.  Accordingly, no compensation expense is recognized in the Company’s financial statements for the stock options granted to employees that had an exercise price equal to the fair value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (in thousands, except per share amounts):

		Three Months Ended June 30,
		2003	2002
Net loss:
As reported		$(23,442)	$(23,904)
Add:	Stock-based employee compensation expense included in reported net loss	131	612

Deduct:	Total stock-based employee compensation expense determined under fair value method for all awards	(4,969)	(6,484)
Pro forma net loss		$(28,280)	$(29,776)

Net loss per share (basic and diluted):
As reported		$(0.39)	$(0.43)
Pro forma		$(0.47)	$(0.53)

		Six Months Ended June 30,
		2003	2002
Net loss:
As reported		$(46,500)	$(42,324)
Add:	Stock-based employee compensation expense included in reported net loss	575	1,303

Deduct:	Total stock-based employee compensation expense determined under fair value method for all awards	(10,692)	(12,706)
Pro forma net loss		$(56,617)	$(53,727)

Net loss per share (basic and diluted):
As reported		$(0.78)	$(0.76)
Pro forma		$(0.95)	$(0.96)

Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three- and six-month periods ended June 30, 2003 and 2002 is not necessarily representative of the pro forma effects on the results of operations for future periods.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.

Exelixis has two existing joint venture arrangements, one with Bayer Corporation and one with Bayer CropScience LP. Exelixis has not yet completed its evaluation as to whether the existing joint venture arrangements would be considered VIEs nor whether Exelixis may be considered the primary beneficiary of these joint venture arrangements. The Company expects to complete the review in the third quarter of 2003.  Additional information related to these joint venture arrangements is provided below.

Genoptera

In December 1999, the Company and Bayer formed Genoptera LLC to focus on developing insecticides and nematicides for crop protection. Under the terms of the Genoptera operating agreement, Bayer provides 100% of the capital necessary to fund the operations of Genoptera and has the ability to control the entity with a 60% ownership interest. The Company owns the other 40% interest in Genoptera without making any capital contribution and reports its investment in Genoptera using the equity method of accounting. Bayer’s initial capital contributions to Genoptera were $10.0 million in January 2000 and another $10.0 million in January 2001. Bayer is required to also contribute cash to Genoptera in amounts necessary to fund its ongoing operating expenses. Genoptera has incurred losses since inception.  Since the carrying value of this investment is zero and there is no obligation to fund future losses, Exelixis has not recorded equity method losses to date for Genoptera.  Revenues recognized under this joint venture approximated 25% and 26% of the Company’s total consolidated revenue for the three- and six-month periods ended June 30, 2003, respectively, and 34% and 31% for the comparable periods in 2002.

Agrinomics

In July 1999, Exelixis Plant Sciences (formerly Agritope, Inc.) and Bayer CropScience (formerly Aventis CropScience USA LP) formed Agrinomics LLC to conduct a research, development and commercialization program in the field of agricultural functional genomics.  As a result of the Company’s acquisition of Exelixis Plant Sciences, the Company owns a 50% interest in Agrinomics, while Bayer CropScience owns the remaining 50% interest. Bayer CropScience has agreed to make capital contributions to Agrinomics in cash totaling $20.0 million over a five-year period, of which $3.0 million and $4.0 million were contributed in 2002 and 2000, respectively.  There were no capital contributions made by Bayer CropScience to Agrinomics in 2001.  Exelixis Plant Sciences contributed certain technology and a collection of seeds generated using such technology.  In connection with the Company’s acquisition of Exelixis Plant Sciences, no portion of the purchase price was assigned to Agrinomics. Although the Company is required to account for its investment in Agrinomics under the equity method, the Company does not expect to include in its consolidated financial statements its proportionate share of the losses of Agrinomics until such time, if ever, that the Company makes a capital contribution to Agrinomics.  There is no requirement for the Company to make capital contributions to Agrinomics.  Revenues recognized under this joint venture approximated 5% and 6% of the Company’s total consolidated revenue for the three- and six-month periods ended June 30, 2003, respectively, and 10% and 9% for the comparable periods in 2002.

NOTE 2  Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges and cumulative translation adjustments.  Comprehensive income (loss) for the three- and six-month periods ended June 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended June 30,
	2003	2002
Net loss	$(23,442)	$(23,904)
Increase (decrease) in unrealized gains on available-for-sale securities	(12)	71
Increase in unrealized gains on cash flow hedges	136	216
Increase in cumulative translation adjustment	240	515
Comprehensive loss	$(23,078)	$(23,102)

	Six Months Ended June 30,
	2003	2002
Net loss	$(46,500)	$(42,324)
Decrease in unrealized gains on available-for-sale securities	(41)	(1,186)
Increase in unrealized gains on cash flow hedges	268	234
Increase in cumulative translation adjustment	345	465
Comprehensive loss	$(45,928)	$(42,811)

The components of accumulated other comprehensive income are as follows (in thousands):

	June 30, 2003	December 31, 2002
Unrealized gains on available-for-sale securities	$865	$906
Unrealized gains on cash flow hedges	387	119
Cumulative translation adjustment	958	613
Accumulated other comprehensive income	$2,210	$1,638

NOTE 3  Genomica Corporation

In December 2001, in connection with the acquisition of Genomica Corporation, Exelixis adopted an exit plan for Genomica.  Under this exit plan, the Company terminated Genomica’s entire workforce and abandoned its leased facilities in Boulder, Colorado and Sacramento, California.  The estimated costs of the exit plan amounted to $2.9 million and were included as part of the liabilities assumed in the acquisition.  As of December 31, 2002, the remaining recorded obligation to exit the Genomica activities was $825,000.  As of June 30, 2003, the remaining actions to be taken under the exit plan consisted primarily of residual payments related to the lease obligation for the facility in Boulder, Colorado, which are expected to continue until the termination of the lease in 2005, unless the facility is subleased earlier.  During the three- and six-month periods ended June 30, 2003, Exelixis paid approximately $120,000 and $227,000, respectively, in lease payments reducing the balance of the lease obligation to $598,000.

In April 2002, Exelixis transferred the Genomica software business to Visualize, Inc. for future consideration of up to $2.4 million in license fees and royalty payments.  Pursuant to the terms of the transaction, Visualize obtained a license with all rights and obligations to third parties currently licensing the Genomica software, including the sole right to further develop and license the software to other third parties.  Exelixis retains an internal use license for the software.  Royalties that Exelixis receives, if any, will be recorded in the period they are earned as a gain from discontinued operations.  In addition, Visualize assumed the lease obligation for the Company’s abandoned facility in Sacramento, California.  As a result of this transaction, the Company reported the operating results of Genomica and the estimated loss on the sale of Genomica as discontinued operations.  For the three-month period ended June 30, 2002, Genomica’s operating results consisted of revenues of approximately $40,000 and an operating loss of approximately $42,000.  For the six-month period ended June 30, 2002, Genomica’s operating results consisted of revenues of approximately $58,000 and an operating loss of approximately $456,000.

NOTE 4  Sale of Equity Securities

In June 2003, the Company completed a follow-on public offering of 10.0 million shares of registered common stock, at a price of $7.10 per share, for gross proceeds of $71.0 million.  The Company received approximately $66.4 million in net proceeds after deducting underwriting fees of $4.3 million and estimated offering expenses of $348,000.

In July 2003, the underwriters purchased approximately 1.3 million additional shares of registered common stock at a price of $7.10 per share pursuant to an option granted in connection with the follow-on public offering.  The Company received approximately $8.4 million in net proceeds after deducting underwriting fees of approximately $534,000.

NOTE 5  Commitments

In May 2002, the Company entered into a loan and security agreement with a bank for an equipment line of credit of up to $16.0 million with a draw-down period of one year.  In June 2003, the Company extended the draw-down period on the line of credit for an additional year.  All other terms of the agreement remain unchanged.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contain forward-looking statements.  These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements.  Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Risk Factors” below, as well as those discussed elsewhere in this quarterly report on Form 10-Q.

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2002 audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 7, 2003. Operating results are not necessarily indicative of results that may occur in future periods.  We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Our most advanced proprietary pharmaceutical program focuses on drug discovery and development of small molecules in cancer. Specifically, the remarkable evolutionary conservation of the biochemical pathways strongly supports the use of simple model systems, such as fruit flies, nematode worms, zebrafish and mice, to identify key components of critical cancer pathways that can then be targeted for drug discovery.  We expect to develop new cancer drugs by exploiting the underlying “genetic liabilities” of tumor cells to provide specificity in targeting these cells for destruction, while leaving normal cells unharmed.  We have discovered and are further developing a number of small molecule drug targets in addition to monoclonal antibody drug targets.  Molecules directed against these targets may selectively kill cancer cells while leaving normal cells unharmed, and may provide alternatives or supplements to current cancer therapies.

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

Our strategy is to establish collaborations with major pharmaceutical, biotechnology and agrochemical companies based on the strength of our technologies and biological expertise in order to support additional development of our proprietary products.  Through these collaborations, we obtain license fees and research funding, together with the opportunity to receive milestone payments and royalties from research results and subsequent product development.  In addition, many of our collaborations have been structured strategically to provide us access to technology to advance our internal programs, saving both time and money, while at the same time retaining rights to use the same information in different industries.  Our collaborations with leading companies in the agrochemical industries allow us to continue to expand our internal development capabilities while providing our partners with novel targets and assays.  Since we believe that agrochemical products have reduced development time and lower risk, we expect to be able to maximize our potential future revenue stream through partnering in multiple industries. We have ongoing commercial collaborations with several leading pharmaceutical, biotechnology and agrochemical companies, including: Bayer CropScience LP (formerly Aventis USA LP), Bayer Corporation, Bristol-Myers Squibb Company (two collaborations), Cytokinetics, Inc., Dow AgroSciences LLC, Elan Pharmaceuticals, Inc., Merck & Co., Inc. (two collaborations), Renessen LLC, Scios Inc., Schering-Plough Research Institute, Inc. and SmithKlineBeecham Corporation.

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

Recent Developments

XL784

We submitted our Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) for a proprietary small molecule anticancer compound, XL784, in March 2003.  XL784 targets a cell surface protease, the inhibition of which has shown effects that are both anti-angiogenic (inhibiting blood vessel formation) and anti-proliferative (inhibiting unregulated cell growth).  In preclinical studies, XL784 is orally active, and we believe it has shown good potency, pharmacologic activity and a safety profile appropriate to support a Phase 1 clinical trial.  In June 2003, we initiated a Phase 1 clinical trial in healthy volunteers.  Concurrent with this Phase 1 trial, we are exploring the therapeutic utility of the compound in areas outside of cancer, including renal and cardiovascular diseases.  The trial is being conducted at a single center and is designed as a dose escalation study to measure the safety, pharmacokinetics and biological activity of XL784 following oral administration.

Results of Operations

Total Revenues

Total revenues were approximately $13.0 million and $25.3 million for the three- and six-month periods ended June 30, 2003, respectively, compared to $9.9 million and $21.4 million, respectively, for the comparable periods in 2002.  The increase in revenues over the 2002 levels was driven primarily by our October 2002 corporate collaboration with SmithKlineBeecham Corporation (“GlaxoSmithKline” or “GSK”).  For the six-months ended June 30, 2003, the increase in revenue from GSK was partially offset by the reduction in revenue from the conclusion of our collaboration with Pharmacia Corporation in February 2002.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs, supplies, licenses and depreciation of facilities and laboratory equipment.  Research and development expenses were approximately $32.5 million and $62.8 million for the three- and six-month periods ended June 30, 2003, respectively, compared to $29.3 million and $55.4 million, respectively, for the comparable periods in 2002.  The increase in 2003 over 2002 resulted primarily from the following costs:

•                  Increased Personnel - Staffing costs increased approximately 6% to $11.7 million and 6% to $23.1 million for the three- and six-month periods ended June 30, 2003, respectively.  The increase was primarily to support activities related to advancing our clinical and preclinical development programs, in addition to supporting our collaborative arrangements and our internal proprietary research and development efforts.  Salaries, bonuses, related fringe benefits, recruiting and relocation costs are included in personnel costs.

•                  Increased Licenses and Consulting – The increase in license and consulting expenses was approximately 37% to $3.9 million and 80% to $8.5 million for the three- and six-month periods ended June 30, 2003, respectively.  The increase was driven primarily by activities related to advancing our clinical and preclinical development programs. These activities included: completing regulatory toxicology testing of XL784, filing the IND application at the end of the first quarter of 2003 and commencing Phase 1 clinical studies in June 2003; advancing a series of development candidates and back-up compounds into preclinical testing in anticipation of filing additional IND applications; manufacturing drug substance for those compounds to support preclinical studies; and costs associated with manufacturing our rebeccamycin analogue, XL119, to support initiation of registration trials.

We expect that research and development expenses will continue to increase in absolute dollar amounts in the future, as we continue to advance drug discovery and development programs, including manufacturing and clinical development efforts on our maturing pipeline of products.

With respect to the rebeccamycin analogue XL 119, XL784, and our other proprietary compounds, we are currently relying on collaborators and third-party contractors to produce materials for clinical trials.  We expect clinical costs will increase in the future as we continue clinical trials for XL784, enter trials for other proprietary product candidates and undertake additional trials for our rebeccamycin analogue.  We currently do not have estimates of total costs to reach the market by a particular drug candidate or in total.  Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize products.  In addition, clinical trials of our potential products may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.

Our most advanced clinical program is the rebeccamycin analogue, XL119, an anticancer compound that we in-licensed from Bristol-Myers Squibb Company in 2001. XL119 has completed Phase 1 testing.  The Phase 2 clinical testing program, which is being conducted by the National Cancer Institute (“NCI”), is well advanced.  To date, the most pronounced antitumor activity was observed in upper gastrointestinal tumors (most prominently in bile duct or hepatobiliary tumors), where several partial responses and instances of prolonged disease stabilization occurred.  During the quarter ended June 30, 2003, we advanced our discussions with the FDA regarding the design of the Phase 3 trial for XL119.  We anticipate finalizing the development plan for XL119 in the fall, following which we will undertake activities leading toward initiation of the registration trial.

We also advanced two promising anticancer compounds, XL647 and XL999, into preclinical development and, assuming acceptable toxicology results, anticipate filing IND applications for these compounds.

General and Administrative Expenses

General and administrative expenses consist primarily of staffing costs to support our research activities, facilities costs and professional expenses, such as legal fees. General and administrative expenses were approximately $4.7 million and $9.9 million for the three- and six-month periods ended June 30, 2003, respectively, compared to $4.9 million and $9.6 million, respectively, for the comparable periods in 2002.  The year-over-year decrease in expense for the three-months ended June 30, 2003 primarily resulted from decreased stock compensation expense.  The year-over-year increase in expense for the six-months ended June 30, 2003 primarily resulted from an increase in facilities costs to support expansion in our research and development operations.

Stock Compensation Expense

Deferred stock compensation for options granted to our employees is the difference between the fair value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. Deferred stock compensation for options granted to consultants has been determined based upon estimated fair value, using the Black-Scholes option valuation model.  As of June 30, 2003, we had approximately $329,000 of remaining deferred stock compensation related to stock options granted to consultants and employees.  Deferred stock compensation is recorded as a component of stockholders’ equity and is being amortized as stock compensation expense over the vesting periods of the options, which is generally four years. We recognized stock compensation expense of $133,000 and $577,000 for the three- and six-month periods ended June 30, 2003, respectively, compared to $819,000 and $1.6 million, respectively, for the comparable periods in 2002.  The decrease in stock compensation expense in 2003 compared to 2002 primarily resulted from the accelerated amortization method used for accounting purposes and reversals of previously recorded stock compensation expense from employee terminations in 2003.

During April 2001, we granted approximately 545,000 supplemental stock options under our 2000 Equity Incentive Plan to certain employees (excluding officers and directors) who had stock options under the 2000 Equity Incentive Plan with exercise prices greater than $16.00 per share. The number of supplemental options granted was equal to 50% of the corresponding original grant held by each employee.  The supplemental options had an exercise price of $16.00, vested monthly over a two-year period beginning April 1, 2001 and expired on June 30, 2003. The vesting on the corresponding original stock options was suspended and resumed in April 2003 following the completion of vesting of the supplemental options. This new grant constitutes a synthetic repricing as defined in the Financial Accounting Standards Board (“FASB”) Interpretation Number 44, “Accounting for Certain Transactions Involving Stock Compensation,” and resulted in certain options being reported using the variable plan method of accounting for stock compensation expense until they are exercised, forfeited or expire.  For the three- and six-month periods ended June 30, 2002, we recorded a reversal of previously recorded compensation expense relating to the supplemental options of $105,000 and $242,000, respectively, resulting from a decrease in the market value of our common stock.  The supplemental options had no impact on our 2003 operating results.

Amortization of Intangibles

Intangible assets resulted from our acquisitions of Genomica Corporation, Artemis Pharmaceuticals GmbH and Agritope, Inc. (renamed Exelixis Plant Sciences). Amortization of intangibles was $167,000 and $333,000 for the three- and six-month periods ended June 30, 2003, respectively, compared to $167,000 and $333,000, respectively, for the comparable periods in 2002.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and short-term investments, offset by interest expense incurred on notes payable, bank obligations and capital lease obligations. Total other income (expense) was income of $1.0 million and $1.3 million for the three- and six-month periods ended June 30, 2003, respectively, compared to income of $1.3 million and $2.8 million, respectively, for the comparable periods in 2002.  The decrease in 2003 from 2002 was primarily due to an overall decline in interest rates coupled with an increase in interest expense related to notes payable, bank obligations and our loan and security agreement under our collaboration with GSK.  In addition, other income (expense), net for the three-month period ended June 30, 2003 includes a $773,000 gain from an insurance settlement for laboratory equipment damaged in a small fire in one of our South San Francisco, California buildings in January 2003.

Discontinued Operations

In April 2002, we transferred the Genomica software business to Visualize for future consideration of up to $2.4 million in license fees and royalty payments.  Pursuant to the terms of the transaction, Visualize obtained a license with all rights and obligations to third parties currently licensing the Genomica software, including the sole right to further develop and license the software to other third parties.  We retained an internal use license for the software.  Royalties that we receive, if any, will be recorded in the period they are earned as a gain in discontinued operations.  As a result of this transaction, we reported the operating results of Genomica as discontinued operations.  In addition, Visualize assumed the lease obligation for Genomica’s abandoned facility in Sacramento, California.  As a result of this transaction, we reported the operating results of Genomica and the estimated loss on the sale of Genomica as discontinued operations.  For the three-month period ended June 30, 2002, Genomica’s operating results consisted of revenues of $40,000 and an operating loss of approximately $42,000.  For the six-month period ended June 30, 2002, Genomica’s operating results consisted of revenues of approximately $58,000 and an operating loss of approximately $456,000.

Income Taxes

We have incurred net losses since inception and, consequently, have not recorded any U.S. federal or state income taxes.  We have recorded a tax provision of approximately $92,000 and $187,000 for the three- and six-month periods ended June 30, 2003, respectively, related to income earned in our foreign operations, compared to none for the comparable periods in 2002.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity, equipment lease financings and other loan facilities and payments from collaborators.  In addition, we acquired Genomica in December 2001, including $109.6 million in cash and investments.  As of June 30, 2003, we had approximately $237.9 million in cash, cash equivalents, short-term investments and restricted cash.

Our operating activities used cash of approximately $46.0 million and $50.6 million for the six-month periods ended June 30, 2003 and 2002, respectively.  For the six-month periods ended June 30, 2003 and 2002, cash used in operating activities related primarily to the funding of net losses and a decrease in deferred revenue, offset by non-cash charges related to depreciation and amortization of deferred stock compensation and other intangible assets.  For the six-month period ended June 30, 2002, cash used in operating activities also included cash payments related to our December 2001 acquisition of Genomica.

Our investing activities used cash of approximately $40.7 million and provided cash of $20.1 million for the six-month periods ended June 30, 2003 and 2002, respectively.  The cash used in 2003 related primarily to purchases of short-term investments and our investment in restricted cash, offset largely by the maturity of short-term investments.  For the comparable period in 2002, cash provided from investing activities resulted from proceeds from maturities of short-term investments, partially offset by an increase in restricted cash and purchases of short-term investments and property and equipment.

Our financing activities provided cash of approximately $70.4 million and $441,000 for the six-month periods ended June 30, 2003 and 2002, respectively.  For the six-month period ended June 30, 2003, cash provided from financing activities related primarily to the $66.4 million of net proceeds received from the issuance of 10.0 million shares of common stock in a follow-on public offering in June 2003.  The shares were issued at a price of $7.10 per shares raising gross proceeds of $71.0 million.  In addition, cash provided from financing activities during the period related to proceeds from bank obligations, offset by principal payments on capital lease obligations.  For the comparable period in 2002, cash provided from financing activities related primarily to proceeds from bank obligations, proceeds from our employee stock purchase plan, and repayment of notes from stockholders, largely offset by principal payments on capital lease obligations.

We believe that our current cash and cash equivalents, short-term investments and funding to be received from collaborators, will be sufficient to satisfy our anticipated cash needs for at least the next two years.  Changes in our operating plan as well as factors discussed under the caption “Risk Factors” below could require us to consume available resources much sooner than we expect.  It is possible that we will seek additional financing within this timeframe.  We may raise additional funds through public or private financing, collaborative relationships or other arrangements.  We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.

We have two existing joint venture arrangements, one with Bayer Corporation and one with Bayer CropScience LP. We have not yet completed its evaluation as to whether the existing joint venture arrangements would be considered VIEs or whether we may be considered the primary beneficiary of these joint venture arrangements. We expect to complete the review in the third quarter of 2003.  Additional information related to these joint venture arrangements is provided below.

Genoptera

In December 1999, we formed Genoptera LLC with Bayer to focus on developing insecticides and nematicides for crop protection. Under the terms of the Genoptera operating agreement, Bayer provides 100% of the capital necessary to fund the operations of Genoptera and has the ability to control the entity with a 60% ownership interest. We own the other 40% interest in Genoptera without making any capital contribution and report the investment in Genoptera using the equity method of accounting. Bayer’s initial capital contributions to Genoptera were $10.0 million in January 2000 and another $10.0 million in January 2001. Bayer is required to also contribute cash to Genoptera in amounts necessary to fund its ongoing operating expenses. Genoptera has incurred losses since inception.  Since the carrying value of this investment is zero and there is no obligation to fund future losses, we have not recorded equity method losses to date for Genoptera.  Revenues recognized under this joint venture approximated 25% and 26% of our total consolidated revenue for the three- and six-month periods ended June 30, 2003, respectively, and 34% and 31% for the comparable periods in 2002.

Agrinomics

In July 1999, Exelixis Plant Sciences (formerly Agritope, Inc.) and Bayer CropScience (formerly Aventis CropScience USA LP) formed Agrinomics LLC to conduct a research, development and commercialization program in the field of agricultural functional genomics.  As a result of our acquisition of Exelixis Plant Sciences, we own a 50% interest in Agrinomics, while Bayer CropScience owns the remaining 50% interest. Bayer CropScience has agreed to make capital contributions to Agrinomics in cash totaling $20.0 million over a five-year period, of which $3.0 million and $4.0 million were contributed in 2002 and 2000, respectively.  There were no capital contributions made by Bayer CropScience to Agrinomics in 2001.  Exelixis Plant Sciences contributed certain technology and a collection of seeds generated using such technology.  In connection with our acquisition of Exelixis Plant Sciences, no portion of the purchase price was assigned to Agrinomics. Although we are required to account for our investment in Agrinomics under the equity method, we do not expect to include in our consolidated financial statements our proportionate share of the losses of Agrinomics until such time, if ever, that we make a capital contribution to Agrinomics.  We do not have a requirement to make capital contributions to Agrinomics.  Revenues recognized under this joint venture approximated 5% and 6% of our total consolidated revenue for the three- and six-month periods ended June 30, 2003, respectively, and 10% and 9% for the comparable periods in 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt.  We had investments in debt securities of approximately $227.9 and $213.8 million at June 30, 2003 and December 31, 2002, respectively.  Our investments are subject to interest rate risk, and our interest income may fluctuate due to changes in U.S. interest rates. By policy, we limit our investments to money market instruments, debt securities of U.S. government agencies and debt obligations of U.S. corporations. We manage market risk by our diversification requirements, which limit the amount of our portfolio that can be invested in a single issuer. We manage credit risk by limiting our purchases to high-quality issuers. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis.

We had long-term debt outstanding of approximately $66.6 million and $65.3 million at June 30, 2003 and December 31, 2002, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments or a combination thereof. The fair value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical increase or decrease in interest rates as of June 30, 2003 and December 31, 2002. As of June 30, 2003, a decrease in interest rates of one percentage point would have a net adverse change in the fair value of interest rate sensitive assets and liabilities of approximately $1.2 million.  As of December 31, 2002, a decrease in interest rates of one percentage point would have a net adverse change in the fair value of interest rate sensitive assets and liabilities of approximately $1.6 million.  We have assumed the changes occur immediately and uniformly to each category of instrument containing interest rate risks. Significant variations in market interest rates could produce changes in the timing of repayments due to available prepayment options. The fair value of such instruments could be affected and, therefore, actual results might differ from our estimate.

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

We use derivative financial instruments to reduce our exposure to foreign currency exchange rate movements on our consolidated operating results.  As of June 30, 2003, we had outstanding an aggregate notional amount of $8.4 million of written foreign currency put option contracts and a notional amount of $4.2 million of purchased foreign currency call option contracts denominated in Euro.  Both the put and call option contracts have an average exercise price of $1.1153 and expire no later than October 13, 2004.  The fair value of these contracts at June 30, 2003 was approximately $387,000, which is reflected on the balance sheet as an asset.  As of December 31, 2002, we had outstanding an aggregate notional amount of $5.8 million of written foreign currency put option contracts and a notional amount of $2.9 million of purchased foreign currency call option contracts denominated in Euro.  Both the put and call option contracts have an average exercise price of $1.0289 and expire no later than October 10, 2003.  The fair value of these contracts at December 31, 2002 was approximately $119,000, which is reflected on the balance sheet as an asset.  Our hedging strategy is designed such that any potential losses on these instruments will be materially offset in earnings by a reduction in Euro denominated costs for our German operations.  We cannot give any assurance that our hedging strategies will be effective or that transaction losses can be minimized or forecasted accurately.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Based on their evaluation as of June 30, 2003, our chief executive officer and interim chief financial officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Changes in internal controls.  There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Sale of Equity

In June 2003, the Company completed a follow-on public offering of 10.0 million shares of registered common stock, at a price of $7.10 per share, for gross proceeds of $71.0 million.  The Company received approximately $66.4 in net proceeds after deducting underwriting fees of $4.3 million and estimated related expenses of $348,000.

In July 2003, the underwriters purchased approximately 1.3 million additional shares of registered common stock at a price of $7.10 per share pursuant to an option granted in connection with the follow-on public offering.  The Company received approximately $8.4 million in net proceeds after deducting underwriting fees of approximately $534,000.

As of June 30, 2003, all of the proceeds from the follow-on public offering remained available and were primarily invested in short-term marketable securities.

Item 4.  Submission of Matters to a Vote of Security Holders

At Exelixis’ 2003 annual meeting of stockholders held on June 16, 2003, the stockholders were asked to vote on two items as follows:

1.               To elect two Class I directors, Charles Cohen, Ph.D. and Geoffrey Duyk, M.D., Ph.D. to hold office until the 2006 Annual Meeting of Stockholders; and

2.               To ratify the selection of Ernst & Young LLP as independent auditors of Exelixis for the fiscal year ending December 31, 2003.

The results of the matters presented at the annual meeting, based on the presence in person or by proxy of holders of 43,017,975 shares of the 56,929,047 shares of Exelixis’ common stock of record entitled to vote, were as follows:

1.               Drs. Cohen and Duyk were elected as directors of Exelixis until the 2006 Annual Meeting of Stockholders as follows:

	For	Withheld
Charles Cohen	46,192,240	795,841
Geoffrey Duyk	41,524,514	5,463,567

Exelixis’ Class II directors, Jason S. Fisherman, M.D., Jean-Francois Formela, M.D., and Vincent T.  Marchesi, M.D., Ph.D., will each continue to serve on the Board of Directors until the 2004 annual meeting of stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.  Exelixis’ Class III directors, Stelios Papadopoulos, Ph.D., George A. Scangos, Ph.D., Lance Willsey, M.D., and Frank McCormick, Ph.D., FRS (who joined the Board of Directors on July 29, 2003 to fill a vacancy made by the resignation of Peter Stadler, Ph.D., on July 29, 2003), will each continue to serve on the Board of Directors until the 2005 annual meeting of stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

2.               The ratification of Ernst & Young LLP as independent auditors of Exelixis for the fiscal year ending December 31, 2003 was approved as follows:

For	Against	Abstain	Broker Non-Votes
46,608,003	371,243	8,835	0

ITEM 5.  OTHER INFORMATION

Pre-Approval of Non-Audit Services

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee has approved recurring engagements of Ernst & Young LLP for non-audit related accounting and tax consultations.

RISK FACTORS

Exelixis has a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses each year since our inception, including a net loss of approximately $46.5 million for the six-months ended June 30, 2003. As of that date, we had an accumulated deficit of approximately $333.9 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development. In 2001, we acquired XL119, a rebeccamycin analogue that is in Phase 2 clinical development. We anticipate finalizing the development plan for XL119 in the fall, following which we will undertake activities leading toward initiation of the registration trial.  In addition, we filed our first IND application for a proprietary compound, XL784, in March 2003 and initiated Phase 1 clinical trials during the second quarter of 2003.  As a result, we expect that our operating expenses will increase significantly in the near term, and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

We will need additional capital in the future, which may not be available to us.

Our future capital requirements will be substantial and will depend on many factors, including:

•                  payments received under collaborative agreements;

•                  the progress and scope of our collaborative and independent research and development projects;

•                  our need to expand our product and clinical development efforts as well as develop manufacturing and marketing capabilities to commercialize products;

•                  the filing, prosecution and enforcement of patent claims; and

•                  increased costs for clinical activities.

We anticipate that the net proceeds from our recent follow-on public offering, our current cash and cash equivalents, short-term investments and funding to be received from collaborators will enable us to maintain our currently planned operations for at least the next two years. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect. We may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that would restrict our ability to incur further indebtedness. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

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

We currently have collaborative research agreements with Bayer Corporation, Bristol-Myers Squibb (two agreements), SmithKlineBeecham, Dow AgroSciences, Renessen and Bayer CropScience. Our current collaborative agreement with Bayer Corporation is scheduled to expire in 2008, after which it will automatically be extended for one-year terms unless terminated by either party upon 12-months written notice. Our agreement permits Bayer to terminate our collaborative activities prior to 2008 upon the occurrence of specified conditions, such as the failure to agree on key strategic issues after a period of years or the acquisition of Exelixis by certain specified third parties. Our agreement with Bayer is subject to termination at an earlier date if two or more of our Chief Executive Officer, Chief Scientific Officer, Agricultural Biotechnology Program Leader and Chief Informatics Officer cease to have a relationship with us within nine months of each other. Our mechanism of action collaborative agreement with Bristol-Myers Squibb expires in September 2004. Our cancer collaborative agreement with Bristol-Myers Squibb expires in July 2004. Our recent alliance with SmithKlineBeecham is scheduled to expire in October 2008, but is subject to earlier termination at the discretion of SmithKlineBeecham starting in 2005 if we fail to meet certain diligence obligations. Research funding under our agreement with Protein Design Labs expired in May 2003. Funding under our arrangement with Dow AgroSciences is scheduled to expire in July 2004, after which Dow AgroSciences has the option to renew on an annual basis.  Our collaborative research arrangement with Bayer CropScience is scheduled to expire in September 2004. The Bayer CropScience arrangement is conducted through a limited liability company, Agrinomics, which is owned equally by Bayer CropScience and Exelixis. Agrinomics is party to a recent collaborative agreement with Renessen, which expires in December 2005 but is subject to earlier termination at the discretion of Renessen prior to October 2003. We also have additional agreements providing lower amounts of committed funding with the following chemistry collaborators: Cytokinetics, Inc., Scios Inc., Schering-Plough Research Corporation, Merck & Co., Inc. and Elan Pharmaceuticals.

If these existing agreements are not renewed or if we are unable to enter into new collaborative agreements on commercially acceptable terms, our revenues and product development efforts may be adversely affected. For example, our agreement with Pharmacia Corporation terminated by mutual agreement in February 2002, which eliminated the opportunity for us to earn approximately $9.0 million in research revenue in 2002 and 2003. Although we have entered into other collaborations that offset this loss of revenue, we may not be able to enter into a new collaborative agreement on similar or superior financial terms than those under our existing arrangements, and the timing of new collaborative agreements may have a material adverse effect on our ability to continue to successfully meet our corporate goals and milestones.

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

The FDA must approve any drug before it can be marketed in the U.S. Any products resulting from our research and development efforts must also be approved by the regulatory agencies of foreign governments before the product can be sold in those countries. Before a new drug application can be filed with the FDA, the product candidate must undergo extensive clinical trials, which can take many years and may require substantial expenditures. The regulatory process also requires preclinical testing. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. We currently estimate that typical clinical trials are completed over the following timelines:

Clinical Phase	Estimated Completion Period

Phase 1	1 Year
Phase 2	1-2 Years
Phase 3	2-4 Years

However, the duration and the cost of clinical trials may vary significantly over the life of a project as a result of factors relating to the trial, including, among others, the following:

•                  the number of patients that ultimately participate in the trial;

•                  the duration of patient follow-up that seems appropriate in view of the results;

•                  the number of clinical sites included in the trials; and

•                  the length of time required to enroll suitable patient subjects.

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

Clinical trials are inherently risky and may reveal that our potential products are ineffective or have unacceptable toxicity or other side effects that may significantly decrease the likelihood of regulatory approval of the potential product. The regulatory review and approval process is extensive and uncertain and typically takes many years to complete. The FDA requires submission of extensive preclinical, clinical and manufacturing data for each indication for which approval is sought in order to assess the safety and efficacy of the potential product. In addition, the results of preliminary studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the preliminary studies. With respect to our own proprietary compounds in development, we have established timelines for manufacturing and clinical development based on existing knowledge of the compound and industry metrics. We have limited experience in conducting clinical studies and cannot provide assurance that any specified timelines with respect to the initiation or completion of clinical studies may be achieved.

In July 2001, we acquired our XL119 cancer compound, a rebeccamycin analogue, currently in Phase 2 clinical development. This compound was manufactured by Bristol-Myers Squibb, and clinical trials to date have been conducted by the National Cancer Institute, or the NCI. We will have to conduct additional clinical testing in order to meet FDA requirements for regulatory approval. We have no prior experience in conducting clinical trials, and, in conjunction with the NCI, we expect to undertake further clinical development of this compound under our own IND application in order to obtain regulatory approval. We are currently in discussions with the FDA regarding a registration clinical trial program. We may not be able to rapidly or effectively assume responsibility for further development of this compound or meet the requirements identified based on our discussions with the FDA. We do not know whether planned clinical trials will begin on time, will be completed on schedule, or at all, will be sufficient for registration or will result in approvable products. Our product development costs will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. If the delays are significant, our financial results and the commercial prospects for our products will be harmed, and our ability to become profitable will be delayed.

We lack the capability to manufacture compounds for clinical trials and rely on third parties to manufacture our potential products, and we may be unable to obtain required material in a timely manner or at a quality level required to receive regulatory approval.

We currently do not have manufacturing capabilities or experience necessary to produce materials for clinical trials, including for our Phase 2 clinical compound, the rebeccamycin analogue, designated as XL119. We intend to rely on collaborators and third-party contractors to produce materials necessary for preclinical and clinical testing. We will rely on selected manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or GMP. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our planned clinical trials may be delayed. Delays in preclinical or clinical testing could delay the filing of our IND applications and the initiation of clinical trials that we have currently planned. In addition, our outsourcing efforts with respect to manufacturing clinical supplies will result in a dependence on our suppliers to timely manufacture and deliver sufficient quantities of materials produced under GMP conditions to enable us to conduct planned clinical trials and, if possible, to bring products to market in a timely manner.

We have no experience in developing, manufacturing and marketing products and may be unable to commercialize proprietary products.

Initially, we relied on our collaborators to develop and commercialize products based on our research and development efforts. We have limited or no experience in using the targets that we identify to develop our own proprietary products. Our recent efforts in applying our drug development capabilities to our proprietary targets in cancer are subject to significant risk and uncertainty, particularly with respect to our ability to meet currently estimated timelines and goals for completing preclinical development efforts and filing an IND application for compounds developed. In order for us to commercialize products, we would need to significantly enhance our capabilities with respect to product development and establish manufacturing and marketing capabilities, either directly or through outsourcing or licensing arrangements. We may not be able to enter into such outsourcing or licensing agreements on commercially reasonable terms, or at all.

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

Our success will depend in part on our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. We will continue to apply for patents covering our technologies and products as and when we deem appropriate. However, these applications may be challenged or may fail to result in issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patents. In addition, our patents may be challenged or invalidated or may fail to provide us with any competitive advantages.

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

We are highly dependent on the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. However, we do not currently have sufficient executive management and technical personnel to fully execute our business plan. Recruiting and retaining qualified scientific and clinical personnel will be critical to support activities related to advancing our clinical and preclinical development programs, and supporting our collaborative arrangements and our internal proprietary research and development efforts. Although we believe we will be successful in attracting and retaining qualified management, competition is intense for experienced technical personnel, and we may be unable to retain or recruit scientists with the expertise or experience necessary to allow us to pursue collaborations, develop our products and core technologies or expand our operations to the extent otherwise possible.

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

The subject of genetically modified organisms has received negative publicity, which has aroused public debate. For example, certain countries in Europe are considering regulations that ban products or require express labeling of products that contain genetic modifications or are “genetically modified.” Adverse publicity has resulted in greater regulation internationally and trade restrictions on imports of genetically altered products. If similar action is taken in the U.S., genetic research and genetically engineered products could be subject to greater domestic regulation, including stricter labeling requirements. To date, our business has not been hampered by these activities. However, such publicity in the future may prevent any products resulting from our research from gaining market acceptance and reduce demand for our products.

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

To date, the FDA has not required genetically engineered agricultural products to be labeled as such, provided that these products are as safe and have the same nutritional characteristics as conventionally developed products. The FDA may reconsider or change its policies, and local or state authorities may enact labeling requirements, either of which could have a material adverse effect on our ability or the ability of our collaborators to develop and market products resulting from our efforts.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results and stock price to volatility, including:

•                  recognition of upfront licensing or other fees;

•                  payments of non-refundable upfront or licensing fees to third parties;

•                  acceptance of our technologies and platforms;

•                  the success rate of our discovery efforts leading to milestone payments and royalties;

•                  the introduction of new technologies or products by our competitors;

•                  the timing and willingness of collaborators to commercialize our products;

•                  our ability to enter into new collaborative relationships;

•                  the termination or non-renewal of existing collaborations;

•                  the timing and amount of expenses incurred for clinical development and manufacturing of our products;

•                  the impairment of acquired goodwill and other assets; and

•                  general and industry-specific economic conditions that may affect our collaborators’ research and development expenditures.

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

We believe the trading price of our common stock will remain highly volatile and may fluctuate substantially due to factors such as the following:

•                  the announcement of new products or services by us or our competitors;

•                  the failure of new products in clinical trials by us or our competitors;

•                  quarterly variations in our or our competitors’ results of operations;

•                  failure to achieve operating results projected by securities analysts;

•                  changes in earnings estimates or recommendations by securities analysts;

•                  developments in the biotechnology industry;

•                  acquisitions of other companies or technologies; and

•                  general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

These factors and fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert management’s attention and resources, which could have a material and adverse effect on our business.

We are exposed to risks associated with acquisitions.

We have made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including, but not limited to:

•                  difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired companies;

•                  diversion of management’s attention from other operational matters;

•                  the potential loss of key employees of acquired companies;

•                  the potential loss of key collaborators of the acquired companies;

•                  lack of synergy, or the inability to realize expected synergies, resulting from the acquisition; and

•                  acquired intangible assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired company.

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

If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deemed appropriate. For example, following an acquisition, a significant number of shares of our common stock held by new stockholders may become freely tradable or holders of registration rights could cause us to register their shares for resale. Sales of these shares of common stock held by existing stockholders could cause the market price of our common stock to decline.

Some of our existing stockholders can exert control over us, and their interests could conflict with the best interests of our other stockholders.

Due to their combined stock holdings, our officers, directors and principal stockholders (stockholders holding more than 5% of our common stock), acting together, may be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of our stockholders. In addition, the interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve of.

Available Information

We maintain a site on the world wide web at www.exelixis.com; however, information found on our website is not incorporated by reference into this quarterly report on Form 10-Q.  We make available free of charge on or through our website our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

(b)         Reports on Form 8-K

On June 23, 2003, we filed a current report on Form 8-K under Items 5 and 7, describing and filing a press release, underwriting agreement and legal opinion in connection with a follow-on public offering of our common stock.

On June 13, 2003, we filed a current report on Form 8-K under Items 5 and 7, describing and filing a press release announcing plans to commence a follow-on public offering of our common stock.

On May 7, 2003, we filed a current report on Form 8-K under Item 9 (furnishing information pursuant to Item 12), describing and furnishing the press release announcing our earnings for the quarter ended March 31, 2003, which press release included our condensed consolidated balance sheets and statements of operations for the period.

On May 6, 2003, we filed a current report on Form 8-K under Item 5, describing and filing a press release announcing the departure of our chief financial officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2003

EXELIXIS, INC.

/s/ George A. Scangos
George A. Scangos
President and Chief Executive Officer

/s/ Kristine M. Ball
Kristine M. Ball
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description

3.1*	Amended and Restated Certificate of Incorporation of Exelixis, Inc.

3.2*	Amended and Restated Bylaws of Exelixis, Inc.

4.1*	Specimen Common Stock Certificate.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**

Certification by the Chief Executive Officer and the Interim Chief Financial Officer of Exelixis Inc., as required by Rule 13a–14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

* Filed as an Exhibit to Exelixis, Inc.'s Registration Statement on Form S-1 (File No. 333-30978), as filed with the Securities and Exchange Commission on February 7, 2000, as amended, and incorporated herein by reference.

** This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.