Form 10-Q
period 2003-09-30
EXELIXIS INC
filed 2003-11-05
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

On October 31, 2003, there were 71,081,745 shares of common stock, par value $.001 per share, of Exelixis, Inc. outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXELIXIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	September 30, 2003	December 31, 2002 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,056	$84,522
Short-term investments	144,627	131,704
Other receivables	2,844	3,325
Other current assets	4,834	3,841
Total current assets	207,361	223,392

Restricted cash	18,882	5,761
Property and equipment, net	34,622	32,406
Related-party receivables	540	904
Goodwill	67,364	67,364
Other intangibles, net	4,302	4,802
Other assets	3,753	4,484
Total assets	$336,824	$339,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,592	$4,717
Other accrued expenses	9,675	7,992
Accrued compensation and benefits	5,743	5,060
Current portion of capital lease obligations	5,552	6,840
Current portion of notes payable and bank obligations	4,658	1,840
Deferred revenue	17,267	23,790
Total current liabilities	44,487	50,239

Capital lease obligations	2,467	6,280
Notes payable and bank obligations	11,834	3,973
Convertible promissory note and loan	55,000	55,000
Other long-term liabilities	869	119
Deferred revenue	38,716	47,582
Total liabilities	153,373	163,193

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	72	59
Additional paid-in-capital	541,276	463,764
Notes receivable from stockholders	(475)	(1,210)
Deferred stock compensation, net	(136)	(977)
Accumulated other comprehensive income	1,563	1,638
Accumulated deficit	(358,849)	(287,354)
Total stockholders’ equity	183,451	175,920

Total liabilities and stockholders’ equity	$336,824	$339,113

(1) The consolidated condensed balance sheet at December 31, 2002 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these consolidated condensed financial statements.

EXELIXIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:
Contract and government grants	$9,310	$8,449	$28,389	$25,268
License	3,129	1,981	9,385	6,601
Total revenues	12,439	10,430	37,774	31,869

Operating expenses:
Research and development (1)	32,298	28,845	95,054	84,290
Selling, general and administrative (2)	4,495	4,395	14,364	13,962
Amortization of intangibles	166	166	499	499
Restructuring charge	606	—	606	—
Total operating expenses	37,565	33,406	110,523	98,751

Loss from operations	(25,126)	(22,976)	(72,749)	(66,882)

Other income (expense):
Interest income	1,096	710	3,364	4,729
Interest expense	(907)	(724)	(2,739)	(2,090)
Other income (expense), net	(133)	47	741	227
Total other income (expense)	56	33	1,366	2,866

Loss from continuing operations before income taxes	(25,070)	(22,943)	(71,383)	(64,016)

Provision (benefit) for income taxes	(75)	—	112	—

Loss from continuing operations	(24,995)	(22,943)	(71,495)	(64,016)

Loss from operations of discontinued segment	—	—	—	(1,251)

Net loss	$(24,995)	$(22,943)	$(71,495)	$(65,267)

Loss per share from continuing operations	$(0.35)	$(0.41)	$(1.13)	$(1.14)

Loss per share from discontinued operations	—	—	—	(0.02)

Net loss per share, basic and diluted	$(0.35)	$(0.41)	$(1.13)	$(1.16)

Shares used in computing basic and diluted loss per share amounts	70,994	56,483	63,466	56,096

(1)  Includes stock compensation expense of $106 and $364 in the three-month periods ended September 30, 2003 and 2002, respectively, and $464 and $1,349 in the nine-month periods ended September 30, 2003 and 2002, respectively.

(2)  Includes stock compensation expense of $61 and $305 in the three-month periods ended September 30, 2003 and 2002, respectively, and $280 and $957 in the nine-month periods ended September 30, 2003 and 2002, respectively.

The accompanying notes are an integral part of these consolidated condensed financial statements.

EXELIXIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(71,495)	$(65,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	795
Depreciation and amortization	12,183	10,176
Stock compensation expense, net of reversals	744	2,306
Amortization of intangibles	499	499
Other	372	284
Changes in assets and liabilities:
Other receivables	(246)	302
Other current assets	(704)	(1,240)
Related-party receivables	364	(32)
Other assets	29	(278)
Accounts payable and other accrued expenses	(559)	(5,383)
Accrued merger and acquisition costs	—	(1,810)
Other long-term liabilities	750
Deferred revenue	(15,416)	(5,399)
Net cash used in operating activities	(73,479)	(65,047)

Cash flows from investing activities:
Purchases of property and equipment	(11,142)	(4,560)
Change in restricted cash	(13,121)	(4,907)
Proceeds from maturities of short-term investments	155,047	137,171
Purchases of short-term investments	(169,187)	(69,843)
Net cash provided by (used in) investing activities	(38,403)	57,861

Cash flows from financing activities:
Proceeds from issuance of common stock, net	74,639	—
Proceeds from exercise of stock options, net of repurchases	156	68
Proceeds from employee stock purchase plan	991	1,423
Repayment of notes from stockholders	735	840
Principal payments on capital lease obligations	(5,101)	(4,773)
Proceeds from bank obligations	12,974	4,441
Principal payments on notes payable and bank obligations	(2,323)	(1,259)
Net cash provided by financing activities	82,071	740

Effect of foreign exchange rates on cash and cash equivalents	345	198

Net decrease in cash and cash equivalents	(29,466)	(6,248)
Cash and cash equivalents, at beginning of period	84,522	35,584

Cash and cash equivalents, at end of period	$55,056	$29,336

The accompanying notes are an integral part of these consolidated condensed financial statements.

EXELIXIS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the periods presented have been included.  Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any future period.  These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2003.

Net Loss Per Share

Basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period, less shares that are subject to repurchase.  The calculation of diluted net loss per share excludes potential common stock because their effect is antidilutive. Potential common stock consists of common stock subject to repurchase, incremental common shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of convertible debt.

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

		Three Months Ended September 30,
		2003	2002
Net loss:
As reported		$(24,995)	$(22,943)
Add:	Stock-based employee compensation expense included in reported net loss	166	663
Deduct:	Total stock-based employee compensation expense determined under fair value method for all awards	(3,707)	(6,508)
Pro forma net loss		$(28,536)	$(28,788)
Net loss per share (basic and diluted):
As reported		$(0.35)	$(0.41)
Pro forma		$(0.40)	$(0.51)

		Nine Months Ended September 30,
		2003	2002
Net loss:
As reported		$(71,495)	$(65,267)
Add:	Stock-based employee compensation expense included in reported net loss	741	1,966
Deduct:	Total stock-based employee compensation expense determined under fair value method for all awards	(14,399)	(19,214)
Pro forma net loss		$(85,153)	$(82,515)
Net loss per share (basic and diluted):
As reported		$(1.13)	$(1.16)
Pro forma		$(1.34)	$(1.47)

Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three- and nine-month periods ended September 30, 2003 and 2002 is not necessarily representative of the pro forma effects on the results of operations for future periods.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the end of the first interim or annual period ending after December 15, 2003. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.

Exelixis has two existing joint venture arrangements, one with Bayer Corporation and one with Bayer CropScience LP. Exelixis has not yet completed its evaluation as to whether the existing joint venture arrangements would be considered VIEs or whether Exelixis may be considered the primary beneficiary of these joint venture arrangements. The Company expects to complete the review in the fourth quarter of 2003.  Additional information related to these joint venture arrangements is provided below.

Genoptera

In December 1999, the Company and Bayer Corporation formed Genoptera LLC to focus on developing insecticides and nematicides for crop protection. Under the terms of the Genoptera operating agreement, Bayer provides 100% of the capital necessary to fund the operations of Genoptera and has the ability to control the entity with a 60% ownership interest. The Company owns the other 40% interest in Genoptera without making any capital contribution and reports its investment in Genoptera using the equity method of accounting. Bayer’s initial capital contributions to Genoptera were $10.0 million in January 2000 and another $10.0 million in January 2001. Bayer is also required to contribute cash to Genoptera in amounts necessary to fund its ongoing operating expenses. Genoptera has incurred losses since inception.  Since the Company’s carrying value of this investment is zero and there is no obligation to fund future losses, Exelixis has not recorded equity method losses for Genoptera to date.  Revenues recognized under this joint venture approximated 27% and 26% of the Company’s total consolidated revenue for the three- and nine-month periods ended September 30, 2003, respectively, and 33% and 32% for the comparable periods in 2002.

Agrinomics

In July 1999, Exelixis Plant Sciences (formerly Agritope, Inc.) and Bayer CropScience (formerly Aventis CropScience USA LP) formed Agrinomics LLC to conduct a research, development and commercialization program in the field of agricultural functional genomics.  As a result of the Company’s acquisition of Exelixis Plant Sciences, the Company owns a 50% interest in Agrinomics, while Bayer CropScience owns the remaining 50% interest. Bayer CropScience has agreed to make capital contributions to Agrinomics in cash totaling $20.0 million over a five-year period, of which $17.0 million has been contributed to date.  Exelixis Plant Sciences contributed certain technology and a collection of seeds generated using such technology.  In connection with the Company’s acquisition of Exelixis Plant Sciences, no portion of the purchase price was assigned to Agrinomics. Although the Company is required to account for its investment in Agrinomics under the equity method, the Company does not expect to include in its consolidated financial statements a proportionate share of the losses of Agrinomics until such time, if ever, that the Company makes a capital contribution to Agrinomics.  There is no requirement for the Company to make capital contributions to Agrinomics.  Revenues recognized under this joint venture approximated 4% and 5% of the Company’s total consolidated revenue for the three- and nine-month periods ended September 30, 2003, respectively, and 10% and 9% for the comparable periods in 2002.

NOTE 2  Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges and cumulative translation adjustments.  Comprehensive income (loss) for the three- and nine-month periods ended September 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended September 30,
	2003	2002
Net loss	$(24,995)	$(22,943)
Increase (decrease) in unrealized gains on available-for-sale securities	(323)	1,288
Decrease in unrealized gains on cash flow hedges	(387)	(125)
Increase (decrease) in cumulative translation adjustment	63	(80)
Comprehensive loss	$(25,642)	$(21,860)

	Nine Months Ended September 30,
	2003	2002
Net loss	$(71,495)	$(65,267)
Increase (decrease) in unrealized gains on available-for-sale securities	(364)	102
Increase (decrease) in unrealized gains on cash flow hedges	(119)	109
Increase in cumulative translation adjustment	408	385
Comprehensive loss	$(71,570)	$(64,671)

The components of accumulated other comprehensive income are as follows (in thousands):

	September 30, 2003	December 31, 2002
Unrealized gains on available-for-sale securities	$542	$906
Unrealized gains on cash flow hedges	—	119
Cumulative translation adjustment	1,021	613
Accumulated other comprehensive income	$1,563	$1,638

NOTE 3  Genomica Corporation

In December 2001, in connection with the acquisition of Genomica Corporation, Exelixis adopted an exit plan for Genomica.  Under this exit plan, the Company terminated Genomica’s entire workforce and abandoned its leased facilities in Boulder, Colorado and Sacramento, California.  The estimated costs of the exit plan amounted to $2.9 million and were included as part of the liabilities assumed in the acquisition.  As of December 31, 2002, the remaining recorded obligation to exit the Genomica activities was $825,000.  As of September 30, 2003, the remaining actions to be taken under the exit plan consisted primarily of residual payments related to the lease obligation for the facility in Boulder, Colorado, net of payments to be received from sublessees.  In September 2003, Exelixis subleased approximately 14,000 square feet of the Boulder, Colorado facility at a substantial discount to its leased rate.

The sublease term commenced on October 1, 2003 and runs through July 31, 2005. During the three- and nine-month periods ended September 30, 2003, Exelixis paid approximately $101,000 and $328,000, respectively, in lease payments, reducing the balance of the lease obligation to $497,000.

In April 2002, Exelixis transferred the Genomica software business to Visualize, Inc. for future consideration of up to $2.4 million in license fees and royalty payments.  Pursuant to the terms of the transaction, Visualize obtained a license with all rights and obligations to third parties currently licensing the Genomica software, including the sole right to further develop and license the software to other third parties.  Exelixis retains an internal use license for the software.  Royalties that Exelixis receives, if any, will be recorded in the period they are earned as a gain from discontinued operations.  In addition, Visualize assumed the lease obligation for the Company’s abandoned facility in Sacramento, California.  As a result of this transaction, the Company reported the operating results of Genomica and the estimated loss on the sale of Genomica as discontinued operations.  For the period beginning January 1, 2002 to its disposal in April 2002, Genomica’s operating results consisted of revenues of approximately $58,000 and an operating loss of approximately $456,000.  The Company’s loss on the sale of Genomica includes the write-off of goodwill of approximately $971,000, partially offset by a reversal of approximately $176,000 as a result of the assumption of Genomica’s lease obligation for the Sacramento, California facility by Visualize.

NOTE 4  Sale of Equity Securities

In June 2003, the Company completed a follow-on public offering of 10.0 million shares of registered common stock, at a price of $7.10 per share, for gross proceeds of $71.0 million.  The Company received approximately $66.2 million in net proceeds after deducting underwriting fees of approximately $4.3 million and offering expenses of approximately $462,000.

In July 2003, the underwriters purchased approximately 1.3 million additional shares of registered common stock at a price of $7.10 per share pursuant to an over-allotment option granted in connection with the follow-on public offering.  The Company received approximately $8.4 million in net proceeds after deducting underwriting fees of approximately $534,000.

NOTE 5  Commitments

In May 2002, the Company entered into a loan and security agreement with a bank for an equipment line of credit of up to $16.0 million with a draw-down period of one year.  In June 2003, the Company extended the draw-down period on the line of credit for an additional year.  In September 2003, the Company increased the principal amount of the line of credit from $16.0 million to $19.0 million.  All other terms of the agreement remain unchanged.

In August 2003, the Company entered into a kinase pipeline access agreement with a third party.  Under the terms of the agreement, the Company has made a minimum purchase commitment totaling $3.0 million through December 1, 2006.

NOTE 6  Restructuring

During the quarter ended September 30, 2003, the Company implemented a worldwide restructuring of its research and development organization designed to reallocate resources and enhance the efficiency of its operations. The restructuring plan provides for a net reduction in force of approximately 5% of the Company’s personnel, which is comprised of an 11% reduction in force impacting research personnel, offset in part by a planned expansion of the discovery and development groups to increase the number of lead optimization teams and expand preclinical and clinical development activities. The restructuring includes a reduction of research personnel in the Company’s South San Francisco, California location, closure of the Company’s Tübingen, Germany location and relocation of certain research activities and employees from Tübingen to South San Francisco.  The reduction in force is expected to conclude in the first quarter of 2004, while the expansion is expected to be completed by year-end 2004.

In connection with the restructuring plan, the Company recorded a charge of approximately $606,000 during the third quarter of 2003 in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This charge consisted primarily of severance, retention bonuses and legal and outplacement services fees.  The current balance of the liability is included in Other Accrued Expenses on the balance sheet and is summarized in the following table (in thousands):

	Restructuring Expenses Incurred During the Period	Cash Payments	Restructuring Liability at September 30, 2003

Severance and benefits	$527	$(299)	$228
Legal and other fees	79	(68)	11
	$606	$(367)	$239

The Company expects to record additional expenses related to this restructuring plan of approximately $1.5 million through the first quarter of 2004.  The estimated additional expenses consist primarily of severance, retention bonuses, legal and outplacement services as well as expenses related to exiting contractual commitments at the Tübingen location.  This estimate is subject to change depending upon the settlement of contractual commitments related to the Tübingen location, the changes in the Euro exchange rate, and other factors.  Upon complete or substantially complete liquidation of the Tübingen location, the cumulative translation adjustment attributable to that entity will be removed from equity and reported as part of the gain or loss on liquidation of the subsidiary.

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

In addition to our commercial collaborations, we have relationships with other biotechnology companies, academic institutions and universities that provide us access to specific technology or intellectual property for the enhancement of our business. These include collaborations with leading biotechnology product developers and solutions providers, including: Affymetrix, Inc., GeneMachines, AVI BioPharma, Inc., Silicon Genetics, Galapagos NV, Genomics Collaborative Inc., Accelrys, Inc., Akceli, Inc., Ardais Corp., Cogen BioCognetics, Inc., Impath Predictive Oncology, Inc., Virtual Arrays, Inc. and Structural Genomix, Inc.

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

Recent Developments

Clinical update

Our clinical pipeline is advancing. Our most advanced clinical program is XL119, an anticancer compound that we in-licensed from Bristol-Myers Squibb Company in 2001. XL119 has completed Phase 1 clinical testing.  The Phase 2 clinical testing program, which is being conducted by the National Cancer Institute (“NCI”), is well advanced.  Phase 2 studies in several cancer indications have been completed, while others are continuing.  To date, the most pronounced anti-tumor activity was observed in a Phase 2 trial in patients with bile duct tumors, where several partial responses and instances of prolonged disease stabilization occurred.  During the quarter ended September 30, 2003, we reached agreement with the U.S. Food and Drug Administration (“FDA”) on the Phase 3 registration trial of XL119 via the FDA’s Special Protocol Assessment process.  We are currently undertaking activities leading to the initiation of the Phase 3 trial of XL119 as a potential treatment for bile duct tumors, with the goal of beginning the study in the first half of 2004. The Phase 3 trial will be a randomized, well-controlled comparative study of XL119 in several hundred patients as a single-agent therapy with a survival-based endpoint.  We are continuing to explore development and commercialization partnering opportunities that could expand or extend the scope of the Phase 3 program.

The Phase 1 safety trial of our proprietary small molecule anticancer compound, XL784, is also progressing. The clinical dosing phase of the initial Phase 1 study has been successfully completed.  Analyses are being performed to assess the pharmacokinetic profile of the compound (drug concentration in plasma) and work is ongoing on analyses to determine the compound’s pharmacodynamic profile (level of activity).  Concurrent with these activities, we are exploring the therapeutic utility of the compound in areas outside of cancer, including renal and cardiovascular disease.

Our development candidates, XL647 and XL999, are continuing to progress toward Investigational New Drug (“IND”) status, and behind these two compounds are several additional programs advancing rapidly into preclinical status.

Restructuring

In the third quarter of 2003, we implemented a worldwide restructuring of our research and development organization designed to reallocate resources and enhance the efficiency of our operations. The restructuring plan provides for a net reduction in force of approximately 5% of our personnel which is comprised of an 11% reduction in force impacting research personnel, offset in part by a planned expansion of the discovery and development groups to increase the number of lead optimization teams and expand preclinical and clinical development activities. The restructuring includes a reduction of research personnel in our South San Francisco location, closure of our Tübingen location and relocation of certain research activities and employees from Tübingen to South San Francisco.

The reduction in force is expected to conclude in the first quarter of 2004, while the expansion is expected to be completed by year-end 2004. We anticipate that the net impact of the restructuring plan will not have a significant impact to our financial position, future operating results and liquidity.

Results of Operations

Total Revenues

Total revenues were approximately $12.4 million and $37.8 million for the three- and nine-month periods ended September 30, 2003, respectively, compared to $10.4 million and $31.9 million, respectively, for the comparable periods in 2002.  The third quarter increase in revenues over the 2002 levels was driven primarily by our October 2002 corporate collaboration with SmithKlineBeecham Corporation (“GlaxoSmithKline” or “GSK”), partially offset by a decrease in revenue due to the May 2003 conclusion of our collaboration with Protein Design Labs.  For the nine-months ended September 30, 2003, the increase in revenue from GSK was partially offset by the reduction in revenue from the conclusion of our collaborations with Pharmacia Corporation in February 2002 and Protein Design Labs in May 2003.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs, supplies, licenses and depreciation of facilities and laboratory equipment.  Research and development expenses were approximately $32.3 million and $95.1 million for the three- and nine-month periods ended September 30, 2003, respectively, compared to $28.8 million and $84.3 million, respectively, for the comparable periods in 2002.  The increase in 2003 over 2002 for both periods resulted primarily from the following costs:

•                  Increased Personnel – Staffing costs increased approximately 15% to $11.8 million and 9% to $34.9 million for the three- and nine-month periods ended September 30, 2003, respectively.  The increase was primarily to support activities related to advancing our clinical and preclinical development programs, in addition to supporting our collaborative arrangements and our internal proprietary research and development efforts.  Salaries, bonuses, related fringe benefits, recruiting and relocation costs are included in personnel costs.

•                  Increased Lab Supplies – Lab supplies expense increased 13% to $6.1 million and 3% to $17.5 million for the three- and nine-month periods ended September 30, 2003, respectively.  The increase was primarily driven by the increase in personnel dedicated to our internal proprietary research and development efforts.

•                  Increased Licenses and Consulting – Licenses and consulting expense decreased approximately 9% to $4.1 million and increased 37% to $12.5 million for the three- and nine-month periods ended September 30, 2003, respectively.  The year-over-year decrease for the three months ended September 30, 2003 is primarily related to a reduction in outsourcing costs associated with the expansion of our proprietary compound library.  The year-over-year increase for the nine months ended September 30, 2003 was driven primarily by activities related to advancing our clinical and preclinical development programs. These activities included: completing regulatory toxicology testing of XL784, filing the IND application at the end of the first quarter of 2003 and commencing Phase 1 clinical studies in June 2003; advancing a series of development candidates and back-up compounds into preclinical testing in anticipation of filing additional IND applications; manufacturing drug substance for those compounds to support preclinical studies; and costs associated with manufacturing XL119 to support initiation of registration trials.

We expect that research and development expenses will continue to increase in absolute dollar amounts in the future, as we continue to advance drug discovery and development programs, including manufacturing and clinical development efforts on our maturing pipeline of products.

With respect to XL119, XL784 and our other proprietary compounds, we are currently relying on collaborators and third-party contractors to produce materials for clinical trials.  We expect clinical costs will increase in the future as we continue clinical trials for XL784, enter trials for other proprietary product candidates and undertake additional trials for our rebeccamycin analogue.  We currently do not have estimates of total costs to reach the market by a particular drug candidate or in total.  Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize products.  In addition, clinical trials of our potential products may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.

General and Administrative Expenses

General and administrative expenses consist primarily of staffing costs to support our research activities, facilities costs and professional expenses, such as legal fees. General and administrative expenses were approximately $4.5 million and $14.4 million for the three- and nine-month periods ended September 30, 2003, respectively, compared to $4.4 million and $14.0 million, respectively, for the comparable periods in 2002.  The increase in 2003 from 2002 for both periods primarily resulted from an increase in infrastructure related costs to support expansion in our research and development operations.

Stock Compensation Expense

Deferred stock compensation for options granted to our employees is the difference between the fair value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. Deferred stock compensation for options granted to consultants has been determined based upon estimated fair value, using the Black-Scholes option valuation model.  As of September 30, 2003, we had approximately $136,000 of remaining deferred stock compensation related to stock options granted to consultants and employees.  Deferred stock compensation is recorded as a component of stockholders’ equity and is being amortized as stock compensation expense over the vesting periods of the options, which is generally four years. We recognized stock compensation expense of $167,000 and $744,000 for the three- and nine-month periods ended September 30, 2003, respectively, compared to $669,000 and $2.3 million, respectively, for the comparable periods in 2002.  The decrease in stock compensation expense in 2003 compared to 2002 primarily resulted from the accelerated amortization method used for accounting purposes and reversals of previously recorded stock compensation expense from employee terminations in 2003.

During April 2001, we granted approximately 545,000 supplemental stock options under our 2000 Equity Incentive Plan to certain employees (excluding officers and directors) who had stock options under the 2000 Equity Incentive Plan with exercise prices greater than $16.00 per share. The number of supplemental options granted was equal to 50% of the corresponding original grant held by each employee.  The supplemental options had an exercise price of $16.00, vested monthly over a two-year period beginning April 1, 2001 and expired on June 30, 2003. The vesting on the corresponding original stock options was suspended and resumed in April 2003 following the completion of vesting of the supplemental options. This new grant constitutes a synthetic repricing as defined in the Financial Accounting Standards Board (“FASB”) Interpretation Number 44, “Accounting for Certain Transactions Involving Stock Compensation,” and resulted in certain options being reported using the variable plan method of accounting for stock compensation expense until they are exercised, forfeited or expire.  For the nine-month period ended September 30, 2002, we recorded a reversal of previously recorded compensation expense relating to the supplemental options of $242,000, resulting from a decrease in the market value of our common stock.  The supplemental options had no impact on the three-month period ended September 30, 2002 nor on our 2003 operating results.

Amortization of Intangibles

Intangible assets resulted from our acquisitions of Genomica Corporation, Artemis Pharmaceuticals GmbH and Agritope, Inc. (renamed Exelixis Plant Sciences). Amortization of intangibles was $166,000 and $499,000 for the three- and nine-month periods ended September 30, 2003, respectively, as well as for the comparable periods in 2002.

Restructuring Charge

In the third quarter of 2003, we implemented a worldwide restructuring of our research and development organization designed to reallocate resources and enhance the efficiency of our operations. The restructuring plan provides for a net reduction in force of approximately 5% of our personnel which is comprised of an 11% reduction impacting research personnel, offset in part by a planned expansion of the discovery and development groups to increase the number of lead optimization teams and expand preclinical and clinical development activities. The restructuring includes a reduction of research personnel in our South San Francisco location, closure of our Tübingen location and relocation of certain research activities and employees from Tübingen to South San Francisco. The reduction in force is expected to conclude in the first quarter of 2004, while the expansion is expected to be accomplished by year-end 2004. We anticipate that the net impact of the restructuring plan will not have a significant impact to our financial position, future operating results and liquidity.

In connection with the restructuring plan, we recorded a charge of approximately $606,000 during the third quarter of 2003 consisting primarily of severance, retention bonuses and legal and outplacement services fees. Through the first quarter of 2004, we expect to record additional expenses related to this restructuring plan of approximately $1.5 million. This estimate is subject to change depending upon the settlement of contractual commitments related to the Tübingen location, changes in the Euro exchange rate, and other factors.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and short-term investments, offset by interest expense incurred on notes payable, bank obligations and capital lease obligations. Total other income (expense) was income of $56,000 and $1.4 million for the three- and nine-month periods ended September 30, 2003, respectively, compared to income of $33,000 and $2.9 million, respectively, for the comparable periods in 2002.  The year-over-year increase for the three-months ended September 30, 2003 was due primarily to interest earned on the cash proceeds from our June 2003 follow-on public offering, offset by an increase in interest expense related to notes payable, bank obligations and our convertible loan with GSK.  The year-over-year decrease for the nine-months ended September 30, 2003 was primarily due to an overall decline in interest rates coupled with the increase in interest expense.

Discontinued Operations

In April 2002, we transferred the Genomica software business to Visualize for future consideration of up to $2.4 million in license fees and royalty payments.  Pursuant to the terms of the transaction, Visualize obtained a license with all rights and obligations to third parties currently licensing the Genomica software, including the sole right to further develop and license the software to other third parties.  We retained an internal use license for the software.  Royalties that we receive, if any, will be recorded in the period they are earned as a gain in discontinued operations.  As a result of this transaction, we reported the operating results of Genomica as discontinued operations.  In addition, Visualize assumed the lease obligation for Genomica’s abandoned facility in Sacramento, California.  As a result of this transaction, we reported the operating results of Genomica and the estimated loss on the sale of Genomica as discontinued operations.  For the period beginning January 1, 2002 to its disposal in April 2002, Genomica’s operating results consisted of revenues of approximately $58,000 and an operating loss of approximately $456,000.  The loss on the sale of Genomica includes the write-off of goodwill of approximately $971,000, partially offset by the reversal of approximately $176,000 as a result of the assumption of Genomica’s lease obligation for the Sacramento, California facility by Visualize.

Income Taxes

We have incurred net losses since inception and, consequently, have not recorded any U.S. federal or state income taxes.  In connection with our foreign operations, we have recorded a tax benefit of approximately $75,000 and a tax provision of approximately $112,000 for the three- and nine-month periods ended September 30, 2003, respectively, compared to none for the comparable periods in 2002.  The tax benefit recorded in the current quarter is due to a reversal of amortization related to a patent, which was written off.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity, equipment financing facilities and loans and payments from collaborators.  In addition, we acquired Genomica in December 2001, including $109.6 million in cash and investments.  As of September 30, 2003, we had approximately $218.6 million in cash, cash equivalents, short-term investments and restricted cash.

Our operating activities used cash of approximately $73.5 million and $65.0 million for the nine-month periods ended September 30, 2003 and 2002, respectively.  For the nine-month periods ended September 30, 2003 and 2002, cash used in operating activities related primarily to the funding of net losses and a decrease in deferred revenue, offset by non-cash charges related to depreciation and amortization of deferred stock compensation.  For the nine-month period ended September 30, 2002, cash used in operating activities also included cash payments related to our December 2001 acquisition of Genomica.

Our investing activities used cash of approximately $38.4 million and provided cash of $57.9 million for the nine-month periods ended September 30, 2003 and 2002, respectively.  Cash used in 2003 related primarily to purchases of short-term investments and our investment in restricted cash, offset largely by the maturity of short-term investments.  For the comparable period in 2002, cash provided from investing activities resulted from proceeds from maturities of short-term investments, partially offset by purchases of short-term investments.

Our financing activities provided cash of approximately $82.1 million and $740,000 for the nine-month periods ended September 30, 2003 and 2002, respectively.  For the nine-month period ended September 30, 2003, cash provided from financing activities related primarily to the $74.6 million of net proceeds received from the issuance of 11.3 million shares of our common stock in a follow-on public offering.  In addition, cash provided from financing activities during the period related to proceeds from bank obligations, offset by principal payments on capital lease and bank obligations.  For the comparable period in 2002, cash provided from financing activities related primarily to proceeds from bank obligations and our employee stock purchase plan, largely offset by principal payments on capital lease and bank obligations.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the end of the first interim or annual period ending after December 15, 2003. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.

We have two existing joint venture arrangements, one with Bayer Corporation and one with Bayer CropScience LP. We have not yet completed our evaluation as to whether the existing joint venture arrangements would be considered VIEs or whether we may be considered the primary beneficiary of these joint venture arrangements. We expect to complete the review in the fourth quarter of 2003. Additional information related to these joint venture arrangements is provided below.

Genoptera

In December 1999, we formed Genoptera LLC with Bayer Corporation to focus on developing insecticides and nematicides for crop protection. Under the terms of the Genoptera operating agreement, Bayer provides 100% of the capital necessary to fund the operations of Genoptera and has the ability to control the entity with a 60% ownership interest. We own the other 40% interest in Genoptera without making any capital contribution and report the investment in Genoptera using the equity method of accounting. Bayer’s initial capital contributions to Genoptera were $10.0 million in January 2000 and another $10.0 million in January 2001. Bayer is also required to contribute cash to Genoptera in amounts necessary to fund its ongoing operating expenses. Genoptera has incurred losses since inception.  Since our carrying value of this investment is zero and there is no obligation to fund future losses, we have not recorded equity method losses for Genoptera to date.  Revenues recognized under this joint venture approximated 27% and 26% of our total consolidated revenue for the three- and nine-month periods ended September 30, 2003, respectively, and 33% and 32% for the comparable periods in 2002.

Agrinomics

In July 1999, Exelixis Plant Sciences (formerly Agritope, Inc.) and Bayer CropScience (formerly Aventis CropScience USA LP) formed Agrinomics LLC to conduct a research, development and commercialization program in the field of agricultural functional genomics.  As a result of our acquisition of Exelixis Plant Sciences, we own a 50% interest in Agrinomics, while Bayer CropScience owns the remaining 50% interest. Bayer CropScience has agreed to make capital contributions to Agrinomics in cash totaling $20.0 million over a five-year period, of which $17.0 million has been contributed to date.  Exelixis Plant Sciences contributed certain technology and a collection of seeds generated using such technology.  In connection with our acquisition of Exelixis Plant Sciences, no portion of the purchase price was assigned to Agrinomics. Although we are required to account for our investment in Agrinomics under the equity method, we do not expect to include in our consolidated financial statements a proportionate share of the losses of Agrinomics until such time, if ever, that we make a capital contribution to Agrinomics.  We do not have a requirement to make capital contributions to Agrinomics.  Revenues recognized under this joint venture approximated 4% and 5% of our total consolidated revenue for the three- and nine-month periods ended September 30, 2003, respectively, and 10% and 9% for the comparable periods in 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt.  We had investments of approximately $218.1 million and $219.5 million at September 30, 2003 and December 31, 2002, respectively.  Our investments are subject to interest rate risk, and our interest income may fluctuate due to changes in U.S. interest rates. By policy, we limit our investments to money market instruments, debt securities of U.S. government agencies and debt obligations of U.S. corporations. We manage market risk by our diversification requirements, which limit the amount of our portfolio that can be invested in a single issuer. We manage credit risk by limiting our purchases to high-quality issuers. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis.

We had long-term debt outstanding of approximately $69.3 million and $65.3 million at September 30, 2003 and December 31, 2002, respectively. The majority of our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments or a combination thereof. The fair value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical increase or decrease in interest rates as of September 30, 2003 and December 31, 2002. As of September 30, 2003, a decrease in interest rates of one percentage point would have a net adverse change in the fair value of interest rate sensitive assets and liabilities of approximately $746,000.  As of December 31, 2002, a decrease in interest rates of one percentage point would have a net adverse change in the fair value of interest rate sensitive assets and liabilities of approximately $1.6 million.  We have assumed the changes occur immediately and uniformly to each category of instrument containing interest rate risks. Significant variations in market interest rates could produce changes in the timing of repayments due to available prepayment options. The fair value of such instruments could be affected and, therefore, actual results might differ from our estimate.

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

We have used derivative financial instruments to reduce our exposure to foreign currency exchange rate movements on our consolidated operating results.  During the three-month period ended September 30, 2003, we retired our written foreign currency put and call option contracts as a result of the restructuring of our German facilities, which resulted in a loss of approximately $102,000.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Based on their evaluation as of September 30, 2003, our chief executive officer and interim chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Changes in internal controls.  There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls.  Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.  However, as set forth above, our chief executive officer and interim chief financial officer have concluded, based on their evaluation as of September 30, 2003, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Sale of Equity

In June 2003, the Company completed a follow-on public offering of 10.0 million shares of registered common stock, at a price of $7.10 per share, for gross proceeds of $71.0 million.  The Company received approximately $66.2 in net proceeds after deducting underwriting fees of $4.3 million and offering expenses of $462,000.

In July 2003, the underwriters purchased approximately 1.3 million additional shares of registered common stock at a price of $7.10 per share pursuant to an over-allotment option granted in connection with the follow-on public offering.  The Company received approximately $8.4 million in net proceeds after deducting underwriting fees of approximately $534,000.

As of September 30, 2003, all of the proceeds from the follow-on public offering remained available and were primarily invested in short-term marketable securities.

ITEM 5.  OTHER INFORMATION

RISK FACTORS

Exelixis has a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses each year since our inception, including a net loss of approximately $71.5 million for the nine-months ended September 30, 2003. As of that date, we had an accumulated deficit of approximately $358.8 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development. In 2001, we acquired XL119, a rebeccamycin analogue that is in Phase 2 clinical development.  We are currently undertaking activities leading to the initiation of the Phase 3 trial of XL119 as a potential treatment for bile duct tumors, with the goal of beginning the study in the first half of 2004.  In addition, we filed our first IND application for a proprietary compound, XL784, in March 2003 and initiated Phase 1 clinical trials during the second quarter of 2003.  As a result, we expect that our operating expenses will increase significantly in the near term, and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

We currently have collaborative research agreements with Bayer Corporation, Bristol-Myers Squibb (two agreements), SmithKlineBeecham, Dow AgroSciences, Renessen and Bayer CropScience. Our current collaborative agreement with Bayer Corporation is scheduled to expire in 2008, after which it will automatically be extended for one-year terms unless terminated by either party upon 12-months written notice. Our agreement permits Bayer to terminate our collaborative activities prior to 2008 upon the occurrence of specified conditions, such as the failure to agree on key strategic issues after a period of years or the acquisition of Exelixis by certain specified third parties. Our agreement with Bayer is subject to termination at an earlier date if two or more of our Chief Executive Officer, Chief Scientific Officer, Agricultural Biotechnology Program Leader and Chief Informatics Officer cease to have a relationship with us within nine months of each other.  Our Chief Scientific Officer, Geoffrey Duyk, M.D., Ph.D., has announced his intention to leave the Company, effective at the end of 2003.

Our mechanism of action collaborative agreement with Bristol-Myers Squibb expires in September 2004. Our cancer collaborative agreement with Bristol-Myers Squibb expires in July 2004. Our recent alliance with SmithKlineBeecham is scheduled to expire in October 2008, but is subject to earlier termination at the discretion of SmithKlineBeecham starting in 2005 if we fail to meet certain diligence obligations. Research funding under our agreement with Protein Design Labs expired in May 2003. Funding under our arrangement with Dow AgroSciences is scheduled to expire in July 2004, after which Dow AgroSciences has the option to renew on an annual basis.  Our collaborative research arrangement with Bayer CropScience is scheduled to expire in September 2004. The Bayer CropScience arrangement is conducted through a limited liability company, Agrinomics, which is owned equally by Bayer CropScience and Exelixis. Agrinomics is party to a recent collaborative agreement with Renessen, which expires in December 2005. We also have additional agreements providing lower amounts of committed funding with the following chemistry collaborators: Cytokinetics, Inc., Scios Inc., Schering-Plough Research Corporation, Merck & Co., Inc. and Elan Pharmaceuticals.

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

In July 2001, we acquired our XL119 cancer compound, a rebeccamycin analogue, currently in Phase 2 clinical development. This compound was manufactured by Bristol-Myers Squibb, and clinical trials to date have been conducted by the National Cancer Institute, or the NCI. We will have to conduct additional clinical testing in order to meet FDA requirements for regulatory approval. We have no prior experience in conducting clinical trials, and, in conjunction with the NCI, we expect to undertake further clinical development of this compound under our own IND application in order to obtain regulatory approval. We are currently undertaking activities leading to the initiation of the Phase 3 trial of XL119 as a potential treatment for bile duct tumors, with the goal of beginning the study in the first half of 2004.  We may not be able to rapidly or effectively assume responsibility for further development of this compound or meet the requirements identified based on our discussions with the FDA. We do not know whether planned clinical trials will begin on time, will be completed on schedule, or at all, will be sufficient for registration or will result in approvable products. Our product development costs will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. If the delays are significant, our financial results and the commercial prospects for our products will be harmed, and our ability to become profitable will be delayed.

We lack the capability to manufacture compounds for clinical trials and rely on third parties to manufacture our potential products, and we may be unable to obtain required material in a timely manner or at a quality level required to receive regulatory approval.

We currently do not have manufacturing capabilities or experience necessary to produce materials for clinical trials, including for our Phase 2 clinical compound, XL119. We intend to rely on collaborators and third-party contractors to produce materials necessary for preclinical and clinical testing. We will rely on selected manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or GMP. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our planned clinical trials may be delayed. Delays in preclinical or clinical testing could delay the filing of our IND applications and the initiation of clinical trials that we have currently planned. In addition, our outsourcing efforts with respect to manufacturing clinical supplies will result in a dependence on our suppliers to timely manufacture and deliver sufficient quantities of materials produced under GMP conditions to enable us to conduct planned clinical trials and, if possible, to bring products to market in a timely manner.

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

We are highly dependent on the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. However, we do not currently have sufficient executive management and technical personnel to fully execute our business plan. In addition, our Chief Scientific Officer has announced his intention to leave the Company, effective at the end of 2003.  Recruiting and retaining qualified scientific and clinical personnel will be critical to support activities related to advancing our clinical and preclinical development programs, and supporting our collaborative arrangements and our internal proprietary research and development efforts. Although we believe we will be successful in replacing our Chief Scientific Officer, and in attracting and retaining qualified management, competition is intense for experienced technical personnel, and we may be unable to retain or recruit scientists with the expertise or experience necessary to allow us to pursue collaborations, develop our products and core technologies or expand our operations to the extent otherwise possible.

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

(b)         Reports on Form 8-K

On August 6, 2003, we furnished a current report on Form 8-K under Item 12, describing and furnishing the press release announcing certain financial results and information, including our condensed consolidated balance sheets and statements of operations, for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIXIS, INC.

Date: November 5, 2003	/s/ George A. Scangos
George A. Scangos
President and Chief Executive Officer

Date: November 5, 2003	/s/ Kristine M. Ball
Kristine M. Ball
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description
3.1*	Amended and Restated Certificate of Incorporation of Exelixis, Inc.

3.2*	Amended and Restated Bylaws of Exelixis, Inc.

4.1*	Specimen Common Stock Certificate.

10.41	Loan Modification Agreement, dated September 15, 2003, by and between Silicon Valley Bank and Exelixis, Inc.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**

Certification by the Chief Executive Officer and the Interim Chief Financial Officer of Exelixis, Inc., as required by Rule 13a–14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

* Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-1 (File No. 333-30978), as filed with the Securities and Exchange Commission on February 7, 2000, as amended, and incorporated herein by reference.

** This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.