Form 10-K
period 2003-12-31
EXELIXIS INC
filed 2004-02-20
CIK 939767

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 0-30235

EXELIXIS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3257395 (I.R.S. Employer Identification Number)

170 Harbor Way
P.O. Box 511
South San Francisco, CA 94083
(Address of principal executive offices, including zip code)

(650) 837-7000
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock $.001 Par Value per Share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $436,723,221.

        As of December 31, 2003, there were 71,295,105 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 29, 2004, in connection with the registrant's 2004 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

EXELIXIS, INC.

FORM 10-K

INDEX

PART I

        Some of the statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere in this Annual Report on Form 10-K are "forward-looking statements." These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," "should," "estimate," "predict," "potential," "continue" or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption "Risk Factors" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

ITEM 1. BUSINESS

Overview

        We believe that we are a leader in the discovery of potential new drug therapies, specifically for cancer and other proliferative diseases based on our strengths in discovering and validating high quality novel targets for major human diseases. Our primary mission is to develop therapeutically and commercially valuable pharmaceutical products by leveraging our integrated discovery platform to increase the speed, efficiency and quality of product discovery and development.

        Through our expertise in comparative genomics and model system genetics, we are able to find new drug targets that we believe would be difficult to uncover using other experimental approaches. Our research is designed to identify novel and important genes and proteins expressed by those genes that, when changed, either decrease or increase the activity in a specific disease pathway in a therapeutically relevant manner. These genes and proteins represent either potential product targets or drugs that may treat disease or prevent disease initiation or progression.

        Specifically in cancer, the evolutionary conservation of biochemical pathways strongly supports the use of simple model systems, such as fruit flies, nematode worms, zebrafish and mice, to identify key components of critical cancer pathways that can then be targeted for drug discovery. We expect to develop new cancer drugs by exploiting the underlying "genetic liabilities" of tumor cells to provide specificity in targeting these cells for destruction, while leaving normal cells unharmed. We have discovered and are further developing a number of small molecule drug targets in addition to monoclonal antibody drug targets. Molecules directed against these targets may selectively kill cancer cells while leaving normal cells unharmed, and may provide alternatives to current cancer therapies.

        While our primary focus is on drug discovery and development, we believe that our proprietary technologies are valuable to other industries whose products can be enhanced by an understanding of DNA or proteins, including the agrochemical, agricultural and diagnostic industries. Many of these industries have shorter product development cycles and lower risk than the pharmaceutical industry, while at the same time generating significant sales with attractive profit margins. By partnering with companies in multiple industries, we believe that we are able to diversify our business risk, while at the same time maximizing our future revenue opportunities.

Our Strategy

        Our business strategy is to leverage our biological expertise and integrated drug discovery capabilities to develop high quality, differentiated pharmaceutical products that fulfill unmet medical needs in the treatment of cancer and other serious diseases. Specifically, our business strategy includes the following key elements:

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

        SELECTIVELY DEVELOP THERAPEUTIC PRODUCTS:    We have invested and plan to continue to invest significant funds in discovering and developing proprietary products, particularly in the area of cancer. We have committed substantial resources to building a world-class drug discovery effort that is integrated with our unique understanding of the biological basis of disease, and we expect to generate a pipeline of therapeutically and commercially valuable compounds.

        LEVERAGE STRATEGIC COLLABORATIONS:    We have established and intend to continue to pursue commercial relationships and key partnerships with major pharmaceutical, biotechnology and agrochemical companies based on the strength of our technologies, biological expertise and drug discovery and development capabilities. Our collaborations to date provide us with a substantial committed revenue stream in addition to opportunities to receive significant future payments, if our collaborators successfully develop and market products that result from our collaborative work. In addition, many of our collaborations have been structured strategically so that we gain access to technology or product opportunities. Technology access allows us to more rapidly advance our internal programs, saving both time and money, while at the same time retaining rights to use the same information or tools in different industries or for different development opportunities.

        ACQUIRE PRODUCTS AND TECHNOLOGIES OPPORTUNISTICALLY:    We continually evaluate opportunities that may provide us with key personnel, intellectual property, technologies and products that will enhance our development capabilities and product pipeline. We believe that through the acquisition of strategic products and technologies we will be able to create additional value in our internal and collaborative programs. In addition, we believe that many of our strategic relationships will permit us to obtain co-development, co-promotion or other rights to products identified or developed in such collaborative relationships as a result of our efforts.

Clinical and Preclinical Pipeline

        The following summarizes our clinical and preclinical development pipeline. Several compounds in our pipeline, such as XL647 and XL999, are Spectrum Selective Kinase Inhibitors™ that target proteins involved in both tumor proliferation and angiogenesis. Each compound has a different inhibition spectrum of receptor tyrosine kinases ("RTKs"), and each has the potential to maximize efficacy through simultaneous inhibition of multiple RTKs.

  •
  XL119 (Rebeccamycin analogue) is a small molecule anticancer compound for which we are currently undertaking activities leading to the planned initiation of a Phase 3 clinical trial as a potential treatment for bile duct tumors. We in-licensed XL119 from Bristol-Myers Squibb Company ("Bristol-Myers Squibb" or "BMS") in 2001. The rebeccamycin analogue has completed Phase 1 and Phase 2 clinical testing. The Phase 2 clinical testing program was conducted by the National Cancer Institute ("NCI"). The compound has been studied in a broad range of tumors. The safety profile appears manageable and consistent with that of other cytotoxic agents, and generally includes myelosuppression and neutropenia. In testing to date, these side effects were largely transient and reversible when treatment was stopped. To date, the most pronounced antitumor activity was observed in upper gastrointestinal tumors (most prominently in bile duct tumors), where several partial responses and instances of prolonged disease stabilization occurred. Based on these results, we believe that the compound deserves further development efforts, as there is currently no approved standard therapy for these rapidly progressing tumors. Safety and activity data presented at the 2003 annual meeting of the American Society of Clinical Oncology ("ASCO") from a Phase 2 clinical trial in 33 patients with bile duct tumors (gall bladder tumors and cholangiocarcinomas) treated with XL119 showed encouraging results relative to overall survival and progression free survival. Data from a Phase 2 clinical trial in 36 patients with non-small cell lung cancer were also presented and showed encouraging results relative to survival as well. The Phase 3 clinical trial will be conducted with a comparator arm of 5-FU/leucovorin and with a survival-based endpoint. We anticipate that the Phase 3 clinical trial will begin in the second quarter of 2004. The NCI may also expand its Phase 2 program to include additional tumor types or combination studies. Drug substance to be used in Company-sponsored clinical trials has been manufactured in bulk supply by third-party suppliers. We expect that the available supply of the compound will be sufficient to support our clinical needs as well as any trials that may be initiated by the NCI.

  •
  XL784 is the first small molecule compound developed from our proprietary drug discovery platform. XL784 is a potent inhibitor of the ADAM-10 metalloprotease ("MP") enzyme, a target of significant interest because of its important role in blood vessel formation and cell proliferation. XL784 was specifically optimized to be MMP1-sparing, thus potentially significantly enhancing its safety profile and enabling higher dosing in comparison to MMP inhibitors. In preclinical studies, XL784 dosed orally demonstrated excellent pharmacokinetic properties and significant tumor growth inhibition of xenografts derived from a variety of human carcinoma cell lines. Additionally, the compound showed good activity in rat models of renal and cardiac failure. Data from a Phase 1 clinical trial of orally administered XL784 in 70 healthy volunteers showed single doses of the compound to be free of side effects and to have an attractive pharmacokinetic profile. In 2004, we plan to pursue a development path in renal and cardiovascular disease. We plan to develop a new formulation suitable for chronic administration in patients with renal and cardiac failure with the intention of moving the compound through development.

  •
  XL647 is a potent inhibitor of RTKs that are implicated in driving tumor proliferation and vascularization. XL647 simultaneously inhibits the EGFR, HER2, VEGFR and EphB4 RTKs with high potency and demonstrates excellent activity in target-specific cellular functional assays. XL647 has good oral bioavailability and shows sustained inhibition of target RTKs in vivo following a single oral dose. In preclinical models of major tumor types, including human breast, lung, colon and prostate cancer, XL647 demonstrates potent inhibition of tumor growth and has been shown to cause tumor regression. Consistent with its spectrum of activity, an analysis of tumors from XL647-treated animals shows significant decreases in both tumor vascularity and tumor cell proliferation and an increase in tumor cell death. XL647 is currently in late preclinical development, and we anticipate filing an IND application in the first quarter of 2004.

  •
  XL999 is a potent inhibitor of key RTKs that are implicated in the development and maintenance of tumor vasculature. XL999 simultaneously inhibits the FGFR, VEGFR, PDGFR and Flt3 RTKs with high levels of potency and demonstrates excellent activity in target-specific cellular functional assays. In preclinical models of major tumor types, including human breast, lung, colon and prostate cancer, XL999 demonstrates potent inhibition of tumor growth and has been shown to cause tumor regression. XL999 shows rapid onset of action in vivo with significant tumor apoptosis/necrosis and vascular disruption observed after a single oral dose in two different cancer models. XL999 is suitable for both oral and intravenous dosing and shows sustained inhibition of target RTKs in vivo following a single oral dose. In addition, XL999 is a potent inhibitor of Flt3, which is an important driver of cell proliferation in many patients with acute myelogenous leukemia, and demonstrates remarkable potency in a Flt3-driven model of leukemia. We anticipate filing an IND for XL999 in the second quarter of 2004.

  •
  XL844 is a potent, selective inhibitor of Chk1 & 2, protein kinases that induce cell cycle arrest in response to a variety of DNA damaging agents. We believe that XL844 is the first potent, selective Chk inhibitor to advance toward the clinic. In preclinical studies, XL844 has demonstrated significant potency in biochemical and cellular assays, oral bioavailability and an attractive pharmacokinetic profile. XL844 potentiates the efficacy of chemotherapeutic agents in preclinical tumor models without a concomitant increase in systemic toxicity by exploiting genetic liabilities that arise during tumor cell expansion. We intend to continue to evaluate the synergistic effects of XL844 in combination with different DNA damaging agents in different cell lines, both in vitro and in vivo, and to explore the compound's potential as a radiation sensitizer. We anticipate filing an IND application for XL844 in early 2005.

        Under the terms of our research and development collaboration with GlaxoSmithKline, established in October 2002, after completion of Phase 2a clinical trials, GlaxoSmithKline has the right to elect to develop a certain number of the cancer compounds in our pipeline, other than XL119 but including XL784, XL647, XL999 and XL844, thus potentially triggering milestone payments and royalties from GlaxoSmithKline and co-promotion by Exelixis.

Areas of Expertise

  Human Therapeutics—Integrated Research, Discovery and Development Capabilities

        We have built a multidisciplinary, integrated research and development platform that supports the complex, iterative nature of drug research, discovery and clinical development. Our platform has been designed to include all of the critical functions and know-how to advance from gene to drug in a high quality, streamlined fashion.

        By combining our ability to select and validate biological targets with a state-of-the-art drug discovery platform and by building to critical mass and excellence in all key operational areas, we believe that we are able to effectively and rapidly identify and validate novel targets, develop and optimize proprietary lead compounds and perform the broad range of preclinical testing required to fuel our pipeline and advance promising compounds through all stages of development. We believe that our integrated structure is a key competitive advantage, enabling us to work together collaboratively and to streamline our decision-making processes so that we can focus our resources on advancing promising discovery programs.

Research

        Our integrated research platform combines advanced capabilities in target identification and validation, genomics and protein biochemistry, informatics and chemical genetics. The key capabilities within the research group are:

  •
  To mobilize our unique skill-set and know-how in the area of model system genetics and comparative genomics to understand complex genetic pathways. Our goal is to identify and validate genes that play a causative role in disease, and that are "druggable," that is, can be targeted for inhibition through the intervention of small molecule or antibody-based therapeutics;

  •
  To develop the assays and produce adequate supplies of purified proteins and reagents with which to conduct high throughput and high content experiments for target validation to fully characterize these protein targets and to provide high-quality reagents and information to our internal discovery group for use in high throughput drug screening, pharmacology and structural biology; and

  •
  To provide highly sophisticated, integrated and organized bioinformatics tools and data bases to support and streamline the process of sorting through vast quantities of genetic information from invertebrate and vertebrate model systems in order to elucidate and characterize biological pathways and target genes of interest.

Discovery

        Our discovery capability is designed to operate in fully integrated, high throughput manner to identify biologically active compounds, optimize lead compounds to enhance drug properties, such as safety and potency, fully characterize the interactions between compound and target, analyze in vitro and in vivo pharmacology and perform the full range of pharmacodynamic, pharmacokinetic and safety analyses required to advance compounds into and through preclinical development and, subsequently, into clinical development. Key capabilities include:

  •
  High Throughput Screening, which employs highly sophisticated assay development methods and state-of-the-art automation systems to miniaturize and integrate the analysis of ultra-large compound libraries tested against biological targets in a variety of assay formats, with the goal of identifying lead compounds that have demonstrated attractive drug properties and that are ready to progress into chemistry-intensive lead optimization;

  •
  Combinatorial Chemistry, or automated chemical synthesis, to rapidly synthesize and maintain substantial libraries of highly diverse, dense and function-rich small molecule compounds that can be tested in a broad range of enzymatic and cellular assays against validated targets with the goal of identifying biologically active compounds during HTS lead discovery and support rapid synthesis of HTS hits during lead optimization;

  •
  Medicinal Chemistry, or the use of sophisticated chemistry techniques to optimize lead compounds by altering the chemical structure to build in attractive drug properties including potency, selectivity, cellular activity and oral bioavailability;

  •
  Structural Biology, which includes the functions of protein crystallization and crystallography to determine the three dimensional structure of target proteins, to define the interaction between the target and active compound and to provide important insights into the lead optimization process;

  •
  Computational Drug Discovery, which provides the data analysis tools to understand and alter compound activity and create structure-based predictive models of target/compound interactions that can be used by structural biologists, medicinal chemists and pharmacologists in advancing compounds from lead optimization into development candidates;

  •
  Molecular Pharmacology, which develops and implements a broad range of cell-based assays to characterize the in vitro pharmacological properties of leads in the cellular environment; and

  •
  Pharmacology, which performs a broad range of in vivo (whole organism) assays or experiments designed to identify and confirm the physiological activity of lead compounds. These include pharmacodynamic assays that test the ability of compounds to inhibit the target in vivo, and longer-term efficacy and toxicology studies used to select a development compound from a set of optimized candidates.

Development

        Our development group is comprised of experienced professionals with the expertise to move our development candidate compounds from preclinical testing to IND status and through Phase 3 clinical trials. The development group possesses critical expertise in the areas of chemistry, manufacturing and controls ("CMC"), preclinical testing, clinical trial design, management and analysis and regulatory affairs. Therapeutic expertise within the group includes major disease areas, such as allergy-immunology, anti-infectives, cardiovascular, central nervous system, metabolic diseases and oncology.

  Agriculture

        We are leveraging our integrated discovery platform and expertise in comparative genomics and model system genetics with the goal of developing new products for crop protection and plant biotechnology. In the area of crop protection, we are leveraging our expertise in target identification, high-throughput screening and chemistry to work with corporate partners in the discovery of more specifically targeted chemical products, including herbicides, insecticides and nematicides. In the area of plant biotechnology, we are working with corporate partners to develop crops with superior yield and improved nutritional profiles in oil content and protein composition and to develop plants with high levels of valuable biochemical compounds. We believe that Exelixis Plant Sciences, our wholly-owned subsidiary located in Portland, Oregon, has been a leader in utilizing "plants as factories" to produce high value compounds that are naturally produced in plants, including natural flavors and colorants for the packaged foods and cosmetics industries. In addition, there are opportunities to utilize the plant's biological machinery to produce pharmaceuticals more simply and economically than traditional production methods for synthetically and biologically produced drugs.

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

        INSECTICIDES AND NEMATICIDES. In collaboration with Bayer, we are applying our model systems platform and assay development capabilities to identify unique targets that may be used to develop new, more effective broad-spectrum insecticides, as well as nematicides. As a result of screening targets both from de novo targets as well as from determining the MOA of an existing compound, we have delivered to Bayer numerous targets and high-throughput screening assays that may be useful in identifying new insecticides for which we have received milestone payments. Under our collaborative arrangement (through our joint venture, Genoptera LLC), Bayer retains exclusive rights to insecticides and nematicides for crop protection. We remain free to conduct research in pesticides other than insecticides or nematicides, as well as in the development of pest-resistant crops.

        PLANT TRAIT DISCOVERY. We have developed plant model systems to identify genes that may be used to develop crops with improved internal and external traits, including superior yield, improved nutritional profiles and higher oil content. In collaboration with Bayer CropScience, through an equally-owned subsidiary, Agrinomics LLC, we are working to research, develop and commercialize novel genes found through the proprietary ACTTAG™ gene expression technology in Arabidopsis thaliana, a plant whose genome has been fully sequenced. ACTTAG gene expression technology represents a method of identifying genes associated with gain-of-function and loss-of-function phenotypes. Agrinomics has characterized and catalogued more than 250,000 lines of Arabidopsis, identifying nearly its entire genome. The collection of transgenic Arabidopsis, which we believe is one of the largest gene libraries for this plant in the world, has the potential to provide extremely important leads for significant improvements in the large commercial seed, oil, protein and crop protection markets.

Corporate Collaborations

  Commercial Collaborations

        Our strategy is to establish collaborations with major pharmaceutical, biotechnology and agrochemical companies based on the strength of our technologies and biological expertise as well as to support additional development of our proprietary products. Through these collaborations, we obtain license fees and research funding, together with the opportunity to receive milestone payments and royalties from research results and subsequent product development. In addition, many of our collaborations have been structured strategically to provide us access to technology to more rapidly advance our internal programs, while at the same time retaining rights to use the same information in different industries. Our collaborations with leading companies in the agrochemical industries allow us to continue to expand our internal development capabilities, while providing our partners with novel targets and assays, and to diversify our revenue stream. For the year ended December 31, 2003, revenue from three of our collaborators represented approximately 31%, 28% and 21% of total revenue, respectively. For the year ended December 31, 2002, revenue from two of our collaborators represented approximately 39% and 25% of total revenue, respectively. For the year ended December 31, 2001, revenue from three of our collaborators represented approximately 32%, 31% and 15% of total revenue, respectively.

  Bayer Corporation

        In December 1999, we established Genoptera LLC with Bayer Corporation to develop insecticides and nematicides for crop protection. As part of the formation of this joint venture, Bayer has paid us, through Genoptera, license fees and research commitment fees of $20.0 million and has agreed to provide eight years of research funding through 2007 at a minimum level of $10.0 million per year (for a total of $100.0 million of committed fees and research support). In addition, Bayer is required to pay Genoptera milestones and royalties on products developed by it resulting from the Genoptera research, and we are required to pay Genoptera royalties on certain uses of technology arising from such research. Bayer owns 60% of Genoptera, and we own the remaining 40%. We did not make any capital contributions for our ownership interest and have no obligation to fund future losses. The formation of this joint venture is an outgrowth of, and replaces, the contractual collaboration first established with Bayer AG (the corporate parent of Bayer Corporation) in May 1998.

        Either Bayer or Exelixis may terminate the Genoptera research efforts after 2007. In addition, Bayer may terminate the joint venture or buy out our interest in the joint venture prior to 2007 under specified conditions, including, by way of example, failure to agree on key strategic issues after a period of years, the acquisition of Exelixis by another company or the loss of key personnel that we are unable to replace with individuals acceptable to Bayer.

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

  Bristol-Myers Squibb

        In September 1999, we entered into a three-year research and technology transfer agreement with BMS to leverage our proprietary platform and expertise in comparative genetics and functional genomics to identify the targets of compounds delivered by BMS. This information may enable Bristol-Myers Squibb to enhance the potency, specificity and selectivity of drug candidates and may lead to the discovery of new generations of compounds with attractive drug properties. In connection with the collaboration, BMS originally transferred to us certain combinatorial chemistry hardware and software and paid us a technology access fee. In July 2002, the agreement was extended for an additional two years. Under the terms of the extension, BMS will continue to provide research support payments, as well as pay milestones and royalties based on achievements in the research and commercialization of products based on BMS compounds that are the subject of the collaboration.

        In July 2001, we entered into a second collaboration with BMS focused on cancer target identification. The collaboration involves three agreements: (a) a Stock Purchase Agreement; (b) a Cancer Collaboration Agreement; and (c) a License Agreement. Under the terms of the collaboration, BMS (i) purchased 600,600 shares of our common stock in a private placement at a purchase price of $33.30 per share, for cash proceeds to us of approximately $20.0 million; (ii) agreed to pay us a $5.0 million upfront license fee and provide us with $3.0 million per year in research funding for a minimum of three years; and (iii) granted to us a worldwide, fully-paid, exclusive license to the rebeccamycin analogue developed by BMS, which is currently undertaking activities leading to the planned initiation of a Phase 3 trial as a potential treatment for bile duct tumors. We extended and expanded this collaboration in December 2003 until January 2007 with the right for Bristol-Myers Squibb to continue the collaboration until July 2009. The goal of the extension is to increase the total number and degree of validation of cancer targets that we will deliver to Bristol-Myers Squibb. Each company will maintain the option to obtain exclusive worldwide rights to equal numbers of validated targets arising from the collaboration. Under the terms of the extended collaboration, Bristol-Myers Squibb provided us with an upfront payment, and we will receive increased annual research funding and milestones on certain cancer targets arising from the collaboration that progress through specified stages of validation. We will also be entitled to receive milestones on compounds in the event of successful clinical and regulatory events and royalties on commercialized products.

  Dow AgroSciences

        In July 2000, we established a three-year research collaboration with Dow AgroSciences to identify the MOA of herbicides and fungicides delivered to us by Dow AgroSciences. We do not know the identity and function of these compounds prior to their delivery. Under this agreement, we received access to a collection of proprietary compounds from Dow AgroSciences that may be useful in our human therapeutic drug discovery programs. We have identified targets to certain Dow AgroSciences compounds that will be used to develop new classes of fungicides and herbicides. Dow AgroSciences pays us research funding as well as milestone payments and royalties based on achievements in the research and commercialization of these products. In August 2003, we announced the extension of this research collaboration. The one-year extension will enable the two companies to continue to work to elucidate the mechanism of action of important herbicidal compounds based on the identification of their gene targets and development of specific target screening assays. These potentially novel insights are designed to enable Dow AgroSciences to accelerate the development of new products with enhanced selectivity and potency and greater effectiveness as crop protection agents. We receive milestones and royalties for potential products developed from this collaboration.

  Protein Design Labs

        In May 2003, our cancer antibody research agreement with Protein Design Labs, Inc. ("PDL") was successfully completed on schedule, based on our delivery to PDL of a substantial number of antibody targets for cancer drug discovery. The cancer collaboration was established in May 2001 as a two-year agreement to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer. The collaboration combined our model organism genetics technology for the identification of new cancer drug targets, with PDL's antibody and clinical development expertise to create and develop new antibody drug products. We expect that PDL will continue to develop antibodies against selected validated targets delivered to them by us with the goal of initiating clinical development programs. We retain the right to co-fund development of antibodies against targets selected by PDL, and we will also regain full rights to certain cancer targets that are not selected for further development by PDL.

  Renessen

        In December 2002, Agrinomics established an alliance to enhance seed oil content in commercially valuable crops with Renessen LLC. Renessen is a joint venture between Monsanto Company and Cargill, Inc. The collaboration combines Agrinomics' technological leadership in agricultural functional genomics, high-throughput gene screening and seed trait identification with Renessen's global expertise in quality trait crop development and commercialization, with the goal of accelerating the development of novel proprietary crops with improved seed composition traits. This collaboration leverages the unique capabilities of Agrinomics' powerful ACTTAG™ gene activation and selection platform to rapidly discover and validate genes that can optimize important seed traits in order to increase the commercial value of many of the world's most significant agricultural crops.

  SmithKlineBeecham Corporation/GlaxoSmithKline plc

        In October 2002, we entered into a broad collaboration with GSK for the discovery, development and commercialization of novel small molecule therapeutics in the areas of vascular biology, inflammatory disease and cancer, to the extent not previously partnered. The collaboration involves three agreements: (a) a Product Development and Commercialization Agreement; (b) a Stock Purchase and Stock Issuance Agreement; and (c) a Loan and Security Agreement. Under the Product Development and Commercialization Agreement, we will conduct research and development with the objective of delivering to GSK a specified number of compounds that have met agreed-upon criteria through Phase 2a human clinical testing. GSK has an exclusive option to further develop, manufacture and commercialize each of these compounds on a worldwide basis, subject to the payment of an option exercise fee at rates that are dependent upon the number and timing of compounds delivered to GSK. Depending on the continued successful development of these compounds by GSK, we could receive significant clinical and regulatory milestone payments based on the number and timing of compounds reaching specified points of progression. We would also receive royalty payments on the compounds commercialized by GSK, if any, at rates that are dependent upon the net sales and the number of compounds that GSK elects to further develop, manufacture and commercialize. We retain co-promotion rights in North America for these compounds.

        Under the terms of the Product Development and Commercialization Agreement, GSK has paid us $30.0 million as an upfront fee and $10.0 million in annual research funding and has agreed to pay a minimum of an additional $80.0 million in research and development funding over the first six years of the collaboration, subject to GSK's right to terminate the collaboration in the event of a material breach by us of certain provisions of the agreement, our failure to meet certain performance requirements after the third year of the collaboration or in the event of a change of control of Exelixis by a major pharmaceutical company. On or about the second anniversary of the collaboration, GSK has an option to expand the collaboration. If this expansion occurs, we would expand our research efforts to deliver additional compounds to GSK in the same fields. In exchange, GSK's research payments and the loan facility would increase significantly, and GSK's option exercise fee for these additional compounds would increase significantly over the originally contemplated levels without the expansion.

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

        Under the Loan and Security Agreement, GSK provided a loan facility of up to $85.0 million for use in our efforts under the collaboration, and we borrowed $25.0 million under that agreement in December 2002 and an additional $30.0 million in December 2003. All loan amounts bear interest at a rate of 4% per annum and are secured by the intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest become due in installments, beginning on or about the sixth anniversary of the collaboration, unless the collaboration is earlier terminated by GSK. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock, subject to certain conditions.

  Chemistry Collaborations

        In 2001 and 2002, we entered into collaboration agreements with each of Elan Pharmaceuticals, Inc., Scios Inc., Cytokinetics, Inc., Schering-Plough Research Institute, Inc. and Merck & Co., Inc. to jointly design custom high-throughput screening compound libraries that we will synthesize and qualify. Each collaborator has agreed to pay us a per-compound fee for compounds delivered meeting certain agreed-upon acceptance criteria. Each party also paid an upfront technology access fee that is creditable towards the future purchase of compounds. Revenue recognition of upfront fees is deferred, and revenue under these collaboration agreements is generally recorded upon delivery and acceptance of compounds. Each party retains rights to use the compounds developed and delivered in its own proprietary drug discovery programs and in its collaborative efforts with third parties.

  Biotech Collaborations

        We enjoy collaborations with leading biotechnology product developers and solutions providers. These include collaborations with leading biotechnology product developers and solutions providers, among them Affymetrix Inc., AVI BioPharma, Inc., Silicon Genetics, Xennex, Inc., Galapagos NV, Genomics Collaborative Inc., Accelrys, Inc., Akceli, Inc., Ardais Corp., Cogen BioCognetics, Inc., Impath Predictive Oncology, Inc., Dharmacon, Inc. and Epitomics, Inc. These relationships enable us to continuously update and enhance our technology base at a minimal cost, and at the same time facilitate our research and development efforts.

  Academic and Government Collaborations

        In order to enhance our research and technology access, we have established key relationships with government agencies and major academic centers in the U.S. and Europe. Our government collaborators include a number of U.S. National Laboratory campuses, and we maintain over ten academic collaborations with investigators at such institutions as: Children's Hospital, Boston; Institute of Molecular and Cellular Biology, CNRS, Strasbourg, France; Middle Tennessee Research Institute; Stanford University; Kansas State University; Harvard Medical School; Hauptman-Woodward Medical Research Institute; University of California, San Francisco; Forschungszentrum für Umwelt und Gesundheit ("GSF"), Neuherberg, Germany; University of Auckland; and Indiana University. The purpose of these government and academic collaborations is to continuously improve our core technology and to facilitate the establishment of new discovery programs.

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

Competition

        We face intense competition in the markets we are pursuing. There are many companies that have or are developing capabilities in the use of model systems to identify new products. In addition, there are many companies focused on the development of small molecule pharmaceuticals. Many genomics companies are expanding their capabilities, using a variety of techniques, to determine gene function and to develop products based on gene function. Our potential competitors in the field are many in number and include major pharmaceutical and agricultural companies, diagnostic companies, specialized biotechnology companies, genomics companies and academic institutions and universities.

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

Research and Development Expenses

        Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs, supplies, licenses and depreciation of facilities and laboratory equipment. Research and development expenses were $127.6 million for the year ended December 31, 2003, compared to $112.0 million for 2002 and $82.7 million for 2001.

Proprietary Rights

        We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents or other proprietary rights are an essential element of our business. We are the assignee or exclusive licensee of 195 pending patent applications and 47 issued patents in the United States, and in most cases corresponding patents/applications in foreign countries that we have deemed desirable. We seek patent protection of inventions originating from our ongoing research and development activities that are commercially important to our business. Research and development activities include plant and animal genes and gene functions, proteins, antibodies, biotherapeutics and small molecule pharmaceutical and agricultural products, as well as genetic methods and technology improvements for discovering such genes, functions, proteins, antibodies, biotherapeutics and small molecule pharmaceutical and agricultural products.

        We have obtained licenses from various parties that gives us rights to technologies that we deem to be necessary or desirable for our research and development. These licenses (both exclusive and non-exclusive) may require us to pay royalties to the parties in additional to upfront or milestone payments.

        Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

        While trade secret protection is an essential element of our business and we have taken security measures to protect our proprietary information and trade secrets, we cannot give assurance that our unpatented proprietary technology will afford us significant commercial protection. We seek to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees and consultants also sign agreements requiring that they assign to us their interests in intellectual property arising from their work for us. All employees sign an agreement not to engage in any conflicting employment or activity during their employment with us and not to disclose or misuse our confidential information. However, it is possible that these agreements may be breached or invalidated, and if so, there may not be an adequate corrective remedy available. Accordingly, we cannot ensure that employees, consultants or third parties will not breach the confidentiality provisions in our contracts, infringe or misappropriate our trade secrets and other proprietary rights or that measures we are taking to protect our proprietary rights will be adequate.

        In the future, third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend ourselves against such claims, whether they are with or without merit and whether they are resolved in favor of, or against, our licensors or us, we may face costly litigation and the diversion of management's attention and resources. As a result of such disputes, we may have to develop costly non-infringing technology or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all.

Employees

        As of December 31, 2003, we had 573 full-time employees worldwide, 226 of whom hold Ph.D. and/or M.D. degrees and 487 of whom were engaged in full-time research and development activities. We plan to hire additional staff as corporate collaborations are established and we expand our internal development and discovery efforts. Our success will depend upon our ability to attract and retain employees. We face competition in this regard from other companies in the biotechnology, pharmaceutical and high technology industries, as well as research and academic institutions. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Available Information

        We were incorporated in Delaware in November 1994 as Exelixis Pharmaceuticals, Inc., and we changed our name to Exelixis, Inc. in February 2000.

        We maintain a site on the world wide web at http://www.exelixis.com/; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our SEC filings, including our annual report of Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

RISK FACTORS

Risks Related to Our Financial Results and Need for Additional Financing

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.

        We have incurred net losses each year since our inception, including a net loss of approximately $94.8 million for the year ended December 31, 2003. As of that date, we had an accumulated deficit of approximately $382.1 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders' equity and working capital. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development. In 2001, we acquired XL119, a rebeccamycin analogue that is in Phase 2 clinical development. We are currently undertaking activities leading to the initiation of the Phase 3 clinical trial of XL119 as a potential treatment for bile duct tumors, with the goal of beginning the study in the second quarter of 2004. In addition, we are conducting Phase 1 clinical trials of XL784, a potent inhibitor of the ADAM-10 metalloprotease enzyme, and plan to pursue a development path in renal and cardiovascular disease. In the last year, we have added multiple potential anticancer compounds to our development pipeline, and we anticipate filing IND applications for two additional product candidates in the first half of 2004. As a result, we expect that our operating expenses will increase significantly in the near term, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

We will need additional capital in the future, which may not be available to us, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

        We will need to raise additional capital to:

  •
  fund our operations and clinical trials;

  •
  continue our research and development efforts; and

  •
  commercialize our identified product candidates, if any such compounds receive regulatory approval for commercial sale.

        We anticipate that our current cash and cash equivalents, short-term investments and funding to be received from current collaborators will enable us to maintain our currently planned operations for at least the next two years. Our future capital requirements will be substantial and will depend on many factors, including:

  •
  payments received under collaborative agreements, licensing agreements and other arrangements;

  •
  the progress and scope of our collaborative and independent clinical trials and other research and development projects;

  •
  future clinical trial results;

  •
  our need to expand our product and clinical development efforts;

  •
  the cost and timing of regulatory approvals;

  •
  the cost of establishing clinical and research supplies of our product candidates;

  •
  the effect of competing technological and market developments;

  •
  the filing, prosecution and enforcement of patent claims and other intellectual property rights;

  •
  the cost of any acquisitions of or investments in businesses, products and technologies, although we currently have no commitments or agreements relating to any such transactions;

  •
  the cost and timing of establishing or contracting for sales, marketing and distribution capabilities; and

  •
  increased costs for clinical activities.

        In addition, changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. If we raise additional funds through collaboration arrangements with third parties, it will be necessary to relinquish some rights to our technologies or our product candidates, or we may be required to grant licenses on terms that are not favorable to us.

Risks Related to Development of Product Candidates

Clinical testing of our product candidates may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.

        Clinical trials are inherently risky and may reveal that our product candidates are ineffective or have unacceptable toxicity or other side effects that may significantly decrease the likelihood of regulatory approval of the product candidate. The results of preliminary studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the preliminary studies. With respect to our own proprietary compounds in development, we have established timelines for manufacturing and clinical development based on existing knowledge of the compound and industry metrics. However, we cannot provide assurance that any specified timelines with respect to the initiation or completion of clinical studies may be achieved.

        We may experience numerous unforeseen events during, or as a result of, clinical testing that could delay or prevent commercialization of our product candidates, including:

  •
  regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

  •
  our clinical testing may produce negative or inconclusive results, which may require us to conduct further testing or to abandon projects that we expect to be promising;

  •
  patient registration or enrollment in our clinical testing may be lower than we anticipate, resulting in the delay or cancellation of clinical testing;

  •
  regulators or institutional review boards may delay, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their determination that participating patients are being exposed to unacceptable health risks; and

  •
  the effects of our product candidates may not be the desired effects or may include undesirable side effects.

        If any of these events were to occur and, as a result, we were to have significant delays in or termination of our clinical testing, our expenses could increase and our ability to generate revenue could be impaired, which would adversely impact our financial results.

        In July 2001, we acquired our XL119 cancer compound, a rebeccamycin analogue, for which we plan to initiate a Phase 3 clinical trial in the second quarter of 2004. We are conducting Phase 1 clinical trials of XL784, a potent inhibitor of the ADAM-10 metalloprotease enzyme. We will have to conduct additional clinical testing in order to meet FDA requirements for regulatory approval of these and other product candidates. We have limited experience in conducting clinical trials and may not be able to rapidly or effectively continue the further development of these compounds or meet current or future requirements identified based on our discussions with the FDA. We do not know whether our planned clinical trials will begin on time, will be completed on schedule, or at all, will be sufficient for registration of these compounds or will result in approvable products.

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

        In addition, our research and clinical testing regarding our product candidates may be delayed or abandoned as a result of other compounds subsequently discovered by us, or our competitors, that we believe show significantly improved safety or efficacy in comparison to our product candidates, which could cause us additional expense and could materially and adversely effect the market price of our common stock.

Risks Related to Our Dependence on Third Parties

We are dependent on our collaborations with major companies. If we are unable to achieve milestones, develop products or renew or enter into new collaborations, our revenues may decrease and our activities may fail to lead to commercialized products.

        Substantially all of our revenues to date have been derived from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties derived from future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. In addition, some of our collaborations are exclusive and preclude us from entering into additional collaborative arrangements with other parties in the area or field of exclusivity. Future collaborations may require us to relinquish some important rights, such as marketing and distribution rights.

        We currently have collaborative research agreements with Bayer Corporation, Bristol-Myers Squibb (two agreements), SmithKlineBeecham, Dow AgroSciences, Renessen and Bayer CropScience. Our current collaborative agreement with Bayer Corporation is scheduled to expire in 2008, after which it will automatically be extended for one-year terms unless terminated by either party upon 12-months written notice. Our agreement permits Bayer to terminate our collaborative activities prior to 2008 upon the occurrence of specified conditions, such as the failure to agree on key strategic issues after a period of years or the acquisition of us by certain specified third parties. Our agreement with Bayer is subject to termination at an earlier date if two or more of our Chief Executive Officer, Chief Scientific Officer, Agricultural Biotechnology Program Leader and Chief Informatics Officer cease to have a relationship with us within nine months of each other. Our former Chief Scientific Officer, Geoffrey Duyk, M.D., Ph.D., left the Company at the end of 2003.

        Our mechanism of action collaborative agreement with Bristol-Myers Squibb expires in September 2004. Collaborative research under our cancer collaborative agreement with Bristol-Myers Squibb expires in January 2007, though Bristol-Myers Squibb has the option to extend this collaborative research until July 2009. Our alliance with SmithKlineBeecham is scheduled to expire in October 2008, but is subject to earlier termination at the discretion of SmithKlineBeecham starting in 2005 if we fail to meet certain diligence obligations. Research funding under our agreement with Protein Design Labs expired in May 2003. Funding under our arrangement with Dow AgroSciences is scheduled to expire in July 2004, after which Dow AgroSciences has the option to renew on an annual basis. Our collaborative research arrangement with Bayer CropScience is scheduled to expire in September 2004. The Bayer CropScience arrangement is conducted through a limited liability company, Agrinomics, which is owned equally by Bayer CropScience and Exelixis. Agrinomics is party to a recent collaborative agreement with Renessen, which expires in December 2005. We also have additional agreements providing lower amounts of committed funding with the following chemistry collaborators: Cytokinetics, Inc., Scios Inc., Schering-Plough Research Corporation, Merck & Co., Inc. and Elan Pharmaceuticals.

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

        We are conducting proprietary research programs in specific disease, therapeutic modality and agricultural product areas that are not covered by our collaborative agreements. Our pursuit of opportunities in agricultural and pharmaceutical markets could, however, result in conflicts with our collaborators in the event that any of our collaborators take the position that our internal activities overlap with those areas that are exclusive to our collaborative agreements, and we should be precluded from such internal activities. Moreover, disagreements with our collaborators could develop over rights to our intellectual property. In addition, our collaborative agreements may have provisions that give rise to disputes regarding the rights and obligations of the parties, including the rights of collaborators with respect to our internal programs and disease area research. Any conflict with or among our collaborators could lead to the termination of our collaborative agreements, delay collaborative activities, reduce our ability to renew agreements or obtain future collaboration agreements or result in litigation or arbitration and would negatively impact our relationship with existing collaborators. Further, if our collaborators fail to develop or commercialize any of our compounds or product candidates, we may not receive any future royalties or milestone payments for such compounds or product candidates.

        We have limited or no control over the resources that our collaborators may choose to devote to our joint efforts. Our collaborators may breach or terminate their agreements with us or fail to perform their obligations thereunder. Further, our collaborators may elect not to develop products arising out of our collaborative arrangements, may experience financial difficulties, may undertake business combinations or significant changes in business strategy that adversely affect their willingness or ability to complete their obligations under any arrangement or may fail to devote sufficient resources to the development, manufacture, marketing or sale of such products. Certain of our collaborators could also become our competitors in the future. If our collaborators develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain necessary regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the development and commercialization of our products, our product development efforts could be delayed and may fail to lead to commercialized products.

We lack the capability to manufacture compounds for clinical trials and rely on third parties to manufacture our product candidates, and we may be unable to obtain required material in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.

        We currently do not have manufacturing capabilities or experience necessary to produce materials for clinical trials, including XL119 and XL784. We intend to rely on collaborators and third-party contractors to produce materials necessary for preclinical and clinical testing. We will rely on selected manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the FDA's current Good Manufacturing Practices, or GMP. These outsourcing efforts with respect to manufacturing clinical supplies will result in a dependence on our suppliers to timely manufacture and deliver sufficient quantities of materials produced under GMP conditions to enable us to conduct planned clinical trials and, if possible, to bring products to market in a timely manner.

        Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our future profit margins and our ability to develop and commercialize product candidates on a timely and competitive basis. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our planned clinical trials may be delayed. Delays in preclinical or clinical testing could delay the filing of our IND applications and the initiation of clinical trials that we have currently planned.

        Our third-party manufacturers may not be able to comply with the GMP regulations, other applicable FDA regulatory requirements or similar regulations applicable outside of the United States. Additionally, if we are required to enter into new supply arrangements, we may not be able to obtain approval from the FDA of any alternate supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of any related product candidates. Failure of our third-party manufacturers or us to obtain approval from the FDA or to comply with applicable regulations could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of our product candidates, injunctions, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

If third parties on whom we rely do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our product candidates.

        We do not have the ability to independently conduct clinical trials for our product candidates, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

Risks Related to Regulatory Approval of Our Product Candidates

Our product candidates are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize products.

        Our product candidates, as well as the activities associated with their research, development and commercialization, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate would prevent us from commercializing that product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Before a new drug application can be filed with the FDA, the product candidate must undergo extensive clinical trials, which can take many years and may require substantial expenditures. Any clinical trial may fail to produce results satisfactory to the FDA. The FDA could determine that the design of a clinical trial is inadequate to produce reliable results. The regulatory process also requires preclinical testing, and data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review.

        Changes in regulatory approval policy, regulations or statutes or the process for regulatory review during the development or approval periods of our product candidates may cause delays in the approval or rejection of an application. Even if the FDA or a comparable authority in another country approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. These agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

Risks Related to Commercialization of Products

The commercial success of any products that we may develop will depend upon the degree of market acceptance of our products among physicians, patients, health care payors, private health insurers and the medical community.

        Our ability to commercialize any products that we may develop will be highly dependent upon the extent to which these products gain market acceptance among physicians, patients, health care payors, such as Medicare and Medicaid, private health insurers, including managed care organizations and group purchasing organizations, and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues, and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

  •
  the existence of any significant side effects, as well as their severity in comparison to any competing products;

  •
  potential advantages over alternative treatments;

  •
  the ability to offer our product candidates for sale at competitive prices;

  •
  relative convenience and ease of administration;

  •
  the strength of marketing and distribution support; and

  •
  sufficient third-party coverage or reimbursement.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate product revenues.

        We have no experience as a company in the sales, marketing and distribution of pharmaceutical products and do not currently have a sales organization. Developing a sales force would be expensive and time-consuming and could delay any product launch, and we could not be certain that we could develop this capacity. However, to the extent that we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell any products that we develop ourselves. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenues and may not become profitable.

If we are unable to obtain adequate coverage and reimbursement from third-party payors for any products that we may develop, our revenues and prospects for profitability will suffer.

        Our ability to commercialize any products that we may develop will be highly dependent on the extent to which coverage and reimbursement for our products will be available from third-party payors, including governmental payors, such as Medicare and Medicaid, and private health insurers, including managed care organizations and group purchasing organizations. Many patients will not be capable of paying for some or all of the products that we may develop themselves and will rely on third-party payors to pay for their medical needs. If third-party payors do not provide coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer. In addition, even if third-party payors provide some coverage or reimbursement for our products, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans often varies based on the type of contract or plan purchased.

        A primary trend in the United States health care industry is toward cost containment. In December 2003, the President signed into law legislation creating a prescription drug benefit program for Medicare recipients. The prescription drug program established by the legislation may have the effect of reducing the prices that we are able to charge for products we develop and sell through these plans. This prescription drug legislation may also cause third-party payors other than the federal government, including the States under the Medicaid program, to discontinue coverage for products we develop or to lower the amount that they will pay.

        Another development that may affect the pricing of drugs is the proposed Congressional action regarding drug reimportation into the United States. The Medicare Prescription Drug Plan legislation gives additional discretion to the Secretary of Health and Human Services to allow drug reimportation from foreign countries into the United States under some circumstances, including countries where the drugs are sold at a lower price than in the United States. Proponents of drug reimportation may attempt to pass legislation, which would directly allow reimportation under certain circumstances. If legislation or regulations were passed allowing the reimportation of drugs, they could decrease the price we receive for any products that we may develop, negatively affecting our revenues and prospects for profitability.

        In addition, in some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly approved health care products. In particular, third-party payors may limit the indications for which they will reimburse patients who use any products that we may develop. Cost-control initiatives could decrease the price we might establish for products that we may develop, which would result in lower product revenues to us.

Our competitors may develop products and technologies that make our products and technologies obsolete.

        The biotechnology industry is highly fragmented and is characterized by rapid technological change. In particular, the area of gene research is a rapidly evolving field. We face, and will continue to face, intense competition from large biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us, which would impair our ability to commercialize our product candidates. Our future success will depend on our ability to maintain a competitive position with respect to technological advances.

        Any products that are developed through our technologies will compete in highly competitive markets. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staffs and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive. In addition, there may be product candidates of which we are not aware at an earlier stage of development that may compete with our product candidates.

Risks Related to Our Intellectual Property

If we are unable to adequately protect our intellectual property, third parties may be able to use our technology, which could adversely affect our ability to compete in the market.

        Our success will depend in part on our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. We will continue to apply for patents covering our technologies and products as and when we deem appropriate. However, these applications may be challenged or may fail to result in issued patents. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our product candidates. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patents. In addition, our patents may be challenged or invalidated or may fail to provide us with any competitive advantages, if, for example, others were the first to invent or to file patent applications for these inventions.

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

        Our commercial success depends in part on our ability to avoid infringing patents and proprietary rights of third parties and not breaching any licenses that we have entered into with regard to our technologies. Other parties have filed, and in the future are likely to file, patent applications covering genes and gene fragments, techniques and methodologies relating to model systems and products and technologies that we have developed or intend to develop. If patents covering technologies required by our operations are issued to others, we may have to rely on licenses from third parties, which may not be available on commercially reasonable terms, or at all, and may require us to pay substantial royalties, grant a cross-license to some of our patents to another patent holder or redesign the formulation of a product candidate so that it does not infringe these patents, which may not be possible or could require substantial time and expense.

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

Risks Related to Employees, Growth and Location

The loss of key personnel or the inability to attract and retain additional personnel could impair our ability to expand our operations.

        We are highly dependent on the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. However, we do not currently have sufficient executive management and technical personnel to fully execute our business plan. In addition, our former Chief Scientific Officer left the Company at the end of 2003. Recruiting and retaining qualified scientific and clinical personnel will be critical to support activities related to advancing our clinical and preclinical development programs, and supporting our collaborative arrangements and our internal proprietary research and development efforts. Although we believe we will be successful in replacing our Chief Scientific Officer, and in attracting and retaining qualified management, competition is intense for experienced technical personnel, and we may be unable to retain or recruit scientists with the expertise or experience necessary to allow us to pursue collaborations, develop our products and core technologies or expand our operations to the extent otherwise possible.

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

        Given our headquarters location in South San Francisco, California, our facilities are vulnerable to damage from earthquakes. We are also vulnerable worldwide to damage from other types of disasters, including fire, floods, power loss, communications failures, terrorism and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities could cause significant delays in our programs and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

Risks Related to Research and Genetic Engineering of Products

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

        We may be held liable if any product our collaborators or we develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, product liability claims could result in decreased demand for our product candidates, injury to our reputation, withdrawal of patients from our clinical trials, substantial monetary awards to trial participants and the inability to commercialize any products that we may develop. Although we intend to obtain general liability and product liability insurance, this insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or to otherwise protect ourselves against potential product liability claims could prevent or inhibit the commercialization of products developed by our collaborators or us.

Risks Related to Our Common Stock

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

        We believe the trading price of our common stock will remain highly volatile and may fluctuate substantially due to factors such as the following:

  •
  adverse results or delays in clinical trials;

  •
  announcement of FDA approval or non-approval, or delays in the FDA review process, of our or our collaborators' product candidates or those of our competitors or actions taken by regulatory agencies with respect to our, our collaborators' or our competitors' clinical trials;

  •
  the announcement of new products by us or our competitors;

  •
  quarterly variations in our or our competitors' results of operations;

  •
  any intellectual property infringement lawsuit involving us;

  •
  failure to achieve operating results projected by securities analysts;

  •
  changes in earnings estimates or recommendations by securities analysts;

  •
  developments in the biotechnology industry;

  •
  sales of large blocks of our common stock or sales of our common stock by our executive officers, directors and significant stockholders;

  •
  departures of key personnel;

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

  •
  diversion of management's attention from other operational matters;

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

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

        Provisions in our corporate charter and bylaws may discourage, delay or prevent an acquisition of us, a change in control, or attempts by our stockholders to replace or remove members of our current Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:

  •
  a classified Board of Directors;

  •
  a prohibition on actions by our stockholders by written consent;

  •
  the ability of our Board of Directors to issue preferred stock without stockholder approval, which could be used to institute a "poison pill" that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board of Directors; and

  •
  limitations on the removal of directors.

        Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Finally, these provisions establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon at stockholder meetings. These provisions would apply even if the offer may be considered beneficial by some stockholders.

ITEM 2. PROPERTIES

        We currently have commitments to lease an aggregate of 213,967 square feet of office and laboratory facilities in four buildings in South San Francisco, California. The first building lease, for 33,000 square feet, expires on July 31, 2005. The second building lease covers three buildings, one for 70,000 square feet, the second for 50,000 square feet and the third for 60,967 square feet. The lease for these three buildings expires in 2017, not including two five-year options to extend the term prior to expiration. During 2002, we also subleased two additional facilities totaling 12,000 square feet in South San Francisco for continued expansion. The lease for one of these facilities expires in 2004 with the option to rent on a month-to-month basis thereafter. The lease for the other facility expired in 2003, and we have continued to lease the facility on a month-to-month basis.

        We lease approximately 17,000 square feet of office and laboratory space in Portland, Oregon and own a 15-acre farm in Woodburn, Oregon. Greenhouse capacity at the farm currently totals 50,000 square feet. The lease in Portland expires on February 28, 2006, and there is an option to renew for an additional five years.

        We lease approximately 45,800 square feet of office and laboratory space in Köln, Germany and an additional 1,300 square feet of laboratory space in Tübingen, Germany. These leases expire at dates ranging from June 30, 2004 to March 31, 2009. There is an option to renew some of the leases for a period ranging from three to four years. We are currently attempting to terminate our lease for the laboratory space in Tübingen, Germany as a result of the restructuring initiated during the third quarter of 2003.

        We lease approximately 41,700 square feet of office and research and development space in Boulder, Colorado, all of which is sublet for the remaining term of the lease. This lease expires in July 2005.

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

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock has traded on the Nasdaq National Market under the symbol "EXEL" since April 11, 2000. The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock as reported by the Nasdaq National Market:

	Common Stock Price
	High	Low
Quarter ended December 31, 2003	$8.21	$5.99
Quarter ended September 30, 2003	$9.40	$5.99
Quarter ended June 30, 2003	$9.75	$6.52
Quarter ended March 31, 2003	$8.03	$5.01
Quarter ended December 31, 2002	$9.41	$2.95
Quarter ended September 30, 2002	$7.45	$3.50
Quarter ended June 30, 2002	$13.56	$5.63
Quarter ended March 31, 2002	$16.72	$10.88

        On February 13, 2004, the last reported sale price on the Nasdaq National Market for our common stock was $8.00 per share.

Holders

        As of February 13, 2004, there were approximately 918 stockholders of record of Exelixis common stock.

Dividends

        Since inception, we have not paid dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and currently do not plan to pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated historical information has been derived from the audited consolidated financial statements of Exelixis. The financial information as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following Selected Consolidated Financial Data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Consolidated Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	51,540	44,322	41,006	24,759	10,510
Operating expenses:
Research and development	127,622	112,014	82,700	51,685	21,653
Selling, general and administrative	18,586	18,758	19,166	15,678	7,624
Acquired in-process research and development	—	—	6,673	38,117	—
Impairment of goodwill	—	—	2,689	—	—
Amortization of goodwill and intangibles	666	666	5,092	260	—
Restructuring charge	925	708	—	—	—

Total operating expenses	147,799	132,146	116,320	105,740	29,277

Loss from operations	(96,259)	(87,824)	(75,314)	(80,981)	(18,767)
Interest and other income (expense), net	1,140	3,290	4,128	5,569	46
Minority interest in subsidiary net loss	—	—	—	101	—

Loss from continuing operations before income tax	(95,119)	(84,534)	(71,186)	(75,311)	(18,721)
Provision (benefit) for income taxes	(345)	345	—	—	—

Loss from continuing operations	(94,774)	(84,879)	(71,186)	(75,311)	(18,721)
Loss from operations of discontinued segment	—	(1,251)	—	—	—

Net loss	$(94,774)	$(86,130)	$(71,186)	$(75,311)	$(18,721)

Loss per share from continuing operations	$(1.45)	$(1.50)	$(1.53)	$(2.43)	$(4.60)
Loss per share from discontinued operations	—	(0.02)	—	—	—

Net loss per share, basic and diluted	$(1.45)	$(1.52)	$(1.53)	$(2.43)	$(4.60)

Shares used in computing basic and diluted net loss per share	65,387	56,615	46,485	31,031	4,068

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash and investments	$241,930	$221,987	$227,700	$112,552	$6,904
Working capital (deficit)	189,968	178,914	194,242	96,019	(672)
Total assets	357,794	339,113	346,614	204,914	18,901
Long-term obligations, less current portion	102,411	65,372	48,667	7,976	11,132
Deferred stock compensation, net	(33)	(977)	(4,137)	(10,174)	(14,167)
Accumulated deficit	(382,128)	(287,354)	(201,224)	(130,038)	(54,727)
Total stockholders' equity (deficit)	161,482	175,920	237,220	162,734	(49,605)

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

Overview

        Our primary mission is to develop proprietary human therapeutics by leveraging our integrated discovery platform to increase the speed, efficiency and quality of pharmaceutical product discovery and development. We have generated a substantial development pipeline of small molecule cancer compounds that we believe are therapeutically differentiated and commercially valuable. The pipeline is led by XL119, our Phase 3 cancer compound, and includes XL784, XL647, XL999, XL844 and additional novel cancer-related compounds arising from our gene-to-drug platform.

        We have incurred net losses since inception and expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. As of December 31, 2003, we had approximately $241.9 million in cash, cash equivalents, short-term investments and restricted cash and investments. We anticipate that our current cash, cash equivalents, short-term investments and funding to be received from current collaborators will enable us to maintain our currently planned operations for at least the next two years. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect.

        We have collaborations with major pharmaceutical, biotechnology and agrochemical companies based on the strength of our technologies and biological expertise in order to support additional development of our proprietary product candidates. Through these collaborations, we obtain license fees and research funding, together with the opportunity to receive milestone payments and royalties from research results and subsequent product development. In addition, many of our collaborations have been structured strategically to provide us access to technology to more rapidly advance our internal programs, while at the same time retaining rights to use the same information in different industries or for different development opportunities. We have ongoing commercial collaborations with several leading pharmaceutical, biotechnology and agrochemical companies, including: Bayer CropScience LP (formerly Aventis USA LP), Bayer Corporation, Bristol-Myers Squibb Company (two collaborations), Cytokinetics, Inc., Dow AgroSciences LLC, Elan Pharmaceuticals, Inc., Merck & Co., Inc. (two collaborations), Renessen LLC, Scios Inc., Schering-Plough Research Institute, Inc. and SmithKlineBeecham Corporation.

        As our company has matured and our development efforts have intensified, we have restructured the organization as needed to reallocate resources and enhance the efficiency of our operations. We believe that these efforts have strengthened us by enabling us to achieve an appropriate functional balance within the organization. We expect to continue to use corporate partnering as a strategic tool to cultivate our assets, fund our operations, and to expand the therapeutic and commercial potential of our pipeline.

Business Combinations

        As part of our business strategy, we consider merger and acquisition opportunities that may provide us with products on the market, later stage compounds, technologies to accelerate our downstream drug discovery efforts, or access to capital.

  Genomica

        On December 28, 2001, we acquired approximately 94% of the outstanding common stock of Genomica Corporation ("Genomica"), a bio-informatics software company. The acquisition of Genomica was completed in January 2002. The purchase price for Genomica, which for financial accounting purposes was valued at $110.0 million, was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by management based on an independent valuation. As a result of this transaction, we recorded net tangible assets of $106.2 million (including cash and investments of $109.6 million), developed technology of $400,000 and goodwill of $3.4 million. At the same time, we recorded a goodwill impairment charge of $2.7 million, which was expensed in 2001 to operations.

        In December 2001, in connection with the acquisition of Genomica, Exelixis adopted an exit plan for Genomica. Under this exit plan, we terminated Genomica's entire workforce and abandoned its leased facilities in Boulder, Colorado and Sacramento, California. The estimated costs of the exit plan amounted to $2.9 million, consisted primarily of employee severance and benefits and lease abandonment costs, and were included as part of the liabilities assumed in the acquisition. As of December 31, 2003, the remaining actions to be taken under the exit plan consist of approximately $700,000 in residual payments related to the lease obligation for the facility in Boulder, Colorado, net of estimated payments from sub-lessors, which are expected to continue until the termination of the lease in 2005.

  Artemis

        In May 2001, we acquired 78% of the outstanding capital stock of Artemis Pharmaceuticals GmbH, a privately held genetics and functional genomics company organized under the laws of Germany. In December 2001 and January 2002, we exercised call options for the remaining 22% of the outstanding capital stock of Artemis. The total purchase price for Artemis, which for financial accounting purposes was valued at $28.2 million, was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by management based upon an independent valuation. As a result of this transaction, we recorded expense associated with the purchase of in-process research and development of $6.7 million, net tangible assets of $2.8 million and intangible assets (including goodwill) of $18.7 million.

  Agritope

        In December 2000, we completed our acquisition of Agritope, Inc. As a result of the acquisition, Agritope became our wholly-owned subsidiary, and we subsequently changed its name to Exelixis Plant Sciences, Inc.

Critical Accounting Estimates

        We believe the following are our critical accounting estimates:

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

  Goodwill and Intangible Impairment

        As of December 31, 2003, our consolidated balance sheet included approximately $71.5 million of goodwill and other intangible assets. Under U.S. generally accepted accounting principles, we evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. We will also evaluate other intangible assets for impairment when impairment indicators are identified. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates include forecasted revenues, which are inherently difficult to predict. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Furthermore, our impairment evaluation of goodwill requires management to exercise judgment in the identification of our reporting units. The impairment tests for goodwill are performed at the reporting unit level, which currently management has identified to be one unit, the single operating segment disclosed in our current financial statements. In the future, management may determine that the impairment tests should be performed at a level below the single operating segment disclosed in our current financial statements, depending upon whether certain criteria are met.

Results of Operations—Comparison of Years Ended December 31, 2003, 2002 and 2001

  Revenues

        Total revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2003	2002	2001
Total revenues	$51.5	$44.3	$41.0
Dollar increase	$7.2	$3.3
Percentage increase	16%	8%

        The increase in revenues from 2002 to 2003 was driven primarily by our October 2002 corporate collaboration with GlaxoSmithKline and an increase in revenue under our chemistry collaborations established with Cytokinetics, Inc., Elan Pharmaceuticals, Inc., Merck, Inc., Scios Inc. and Schering-Plough Research Institute, Inc. to jointly design custom high-throughput screening compound libraries. This increase was partially offset by the reduction in revenue from the scheduled conclusion of our collaborations with Pharmacia Corporation in February 2002 and Protein Design Labs in May 2003. The increase from 2001 to 2002 resulted primarily from the impact of our corporate collaborations with GlaxoSmithKline, Bristol-Myers Squibb and Protein Design Labs and from compound deliveries under our chemistry collaborations, partially offset by a reduction of revenue from Pharmacia due to the scheduled February 2002 conclusion of our collaboration.

  Research and Development Expenses

        Total research and development expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2003	2002	2001
Total R&D expense	$127.6	$112.0	$82.7
Dollar increase	$15.6	$29.3
Percentage increase	14%	35%

        Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies, consulting and facilities costs. The increase in 2003 over 2002 resulted primarily from the following costs:

  •
  Personnel—Staffing costs increased 8% to $46.3 million primarily due to expansion of our drug discovery and development operations, merit pay increases for employees and increasing employee benefit costs. Salaries, bonuses, related fringe benefits, recruiting and relocation costs are included in personnel costs.

  •
  Lab Supplies—Lab supplies expense increased 6% to $23.2 million due primarily to an increase in drug discovery activities such as lead optimization, high throughput screening and compound synthesis.

  •
  Consulting—Consulting expense increased 30% to $16.6 million, primarily due to activities related to advancing our clinical and preclinical development programs. These activities included filing an IND application for XL784 at the end of the first quarter of 2003 and commencing Phase 1 clinical studies for XL784 in June 2003; advancing a series of development candidates and back-up compounds into preclinical testing in anticipation of filing additional IND applications; manufacturing drug substance for those compounds to support preclinical studies; and manufacturing XL119 to support initiation of registration trials.

  •
  Facilities—Facilities expense increased 39% to $13.4 million primarily due to our expansion into an additional building in South San Francisco, California as a result of our expanding drug discovery and development operations.

        The increase in 2002 over 2001 resulted primarily from the following costs:

  •
  Personnel—Staffing costs increased by 34% to $43.0 million, which was directly attributable to an increase in personnel. The increase in personnel was to support new collaborative arrangements and our internal proprietary research efforts. Salary, bonuses, related fringe benefits, recruiting and relocation costs are included in personnel costs.

  •
  Lab Supplies—As a result of the increase in personnel, our compound collaborations and the significant expansion of our drug discovery operations, lab supplies expense increased 41% to $21.8 million during 2002.

  •
  Licenses and Consulting—In order to support new collaborative arrangements, manufacture the rebeccamycin analog to ensure adequate clinical supply, complete data analysis for Phase 2 clinical trials, plan for registration trials of the rebeccamycin analog and to advance XL 784 through preclinical toxicology testing, license and consulting expenses increased 128% to $12.8 million during 2002.

        The table below summarizes the status of our current drug candidates:

Program	Clinical Status
XL119	Expect to initiate a Phase 3 clinical trial in the 2nd quarter of 2004
XL784	Currently in Phase 1 clinical trials
XL647	Expect to file IND application in the 1st quarter of 2004
XL999	Expect to file IND application in the 2nd quarter of 2004
XL844	Expect to file IND application in early 2005

        We currently estimate that typical Phase 1 clinical trials last approximately one year, Phase 2 clinical trials last approximately one to two years and Phase 3 clinical trials last approximately two to four years. However, the length of time generally varies substantially according to factors relating to the trial, such as the type and intended use of the product candidate, the trial design and ability to enroll suitable patients.

        We expect that research and development expenses will continue to increase in the future as we advance XL119 and XL784 through clinical trials, file anticipated IND applications and initiate clinical programs for XL647 and XL999, advance XL844 toward IND status and make progress in our other preclinical programs with the goal of filing additional IND applications and initiating additional clinical programs in 2005 and 2006. We currently do not have estimates of total costs to reach the market by a particular drug candidate or in total. Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize products. In addition, clinical trials of our potential products may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.

  General and Administrative Expenses

        Total general and administrative expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2003	2002	2001
Total G&A expense	$18.6	$18.8	$19.2
Dollar increase (decrease)	$(0.2)	$(0.4)
Percentage increase (decrease)	(1)%	(2)%

        General and administrative expenses consist primarily of staffing costs to support our research activities, facilities costs and professional expenses, such as legal fees. The decrease in 2003 from 2002 was primarily due to a decrease in non-cash stock compensation expense of $0.7 million, as described below, partially offset by increased insurance and patent costs. The decrease in 2002 from 2001 was primarily due to a decrease in non-cash stock compensation expense of $1.5 million, partially offset by an increase in costs associated with personnel and facilities to support expansion of our research and development operations.

  Acquired In-Process Research and Development

        In 2001, we recorded in-process research and development expense of $6.7 million related to the Artemis acquisition. The valuation of in-process research and development was determined by management based upon the results of an independent valuation using the income approach for each of the three significant in-process projects. The in-process projects relate primarily to the development of technologies that use vertebrate genetic model organisms, zebrafish and mice, to identify and functionally validate novel genes in vivo. These genes can be used as novel screening targets or as the basis for secreted proteins in clinically and commercially relevant diseases. The income approach estimates the value of each acquired in-process project based on its expected future cash flows. The valuation analysis considered the contribution of the core technology as well as the percent complete of each in-process research and development project. The expected present value of the cash flows associated with the in-process research and development projects was computed using a risk adjusted rate of return of 30%, which was considered commensurate with the overall risk and percent complete of the in-process projects. The purchased in-process technology was not considered to have reached technological feasibility nor have any alternative future use, and accordingly, it was recorded as a component of operating expenses. As of December 31, 2003, the in-process projects have been substantially completed.

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

  Amortization of Goodwill and Other Intangibles

        Total amortization of goodwill and intangibles and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2003	2002	2001
Amortization	$0.7	$0.7	$5.1
Dollar increase (decrease)	$0.0	$(4.4)
Percentage increase (decrease)	0%	(87)%

        Goodwill and intangibles result from our acquisitions of Genomica, Artemis and Agritope (renamed Exelixis Plant Sciences). The decrease in 2003 and 2002 as compared to 2001 was primarily related to our adoption of SFAS 142, whereby goodwill is no longer amortized.

  Restructuring Charge

        In the third quarter of 2003, we implemented a restructuring of our research and development organization designed to reallocate resources and enhance the efficiency of our operations. The restructuring includes a reduction in force of 61 research personnel located in South San Francisco, California and Tübingen, Germany, closure of our Tübingen facility and relocation of certain research activities and employees from Tübingen to South San Francisco. The reduction in force is expected to conclude in the first quarter of 2004.

        In connection with the restructuring plan, we recorded a charge of approximately $925,000 during 2003 consisting primarily of severance, retention bonuses and legal and outplacement services fees. Through the first quarter of 2004, we expect to record additional expenses related to this restructuring plan of approximately $1.3 million excluding any gain or loss associated with the reclassification of currency translation adjustment from equity, which will be recorded upon the wind down of our Tübingen facility. This estimate is subject to change depending upon the settlement of contractual commitments related to the Tübingen location, changes in the Euro exchange rate, and other factors.

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

  Other Income (Expense), Net

        Total other income (expense), net and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2003	2002	2001
Other income, net	$1.1	$3.3	$4.1
Dollar increase (decrease)	$(2.2)	$(0.8)
Percentage increase (decrease)	(67)%	(20)%

        Other income, net consists primarily of interest income earned on cash, cash equivalents and short-term investments, offset by interest expense incurred on notes payable, bank obligations and capital lease obligations. The decrease in 2003 compared to 2002 and in 2002 compared to 2001 was the result of a decrease in interest income due to an overall decline in interest rates coupled with an increase in interest expense related to an increase in notes payable and bank obligations.

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

  Income Taxes

        We have incurred net losses since inception and, consequently, have not recorded any U.S. federal or state income taxes. We recorded a tax provision of approximately $345,000 during the year ended December 31, 2002 related to income earned in our foreign operations. Due to a favorable outcome on a position we took with the German tax authorities, we reversed the tax provision in 2003. We do not expect to pay income taxes on our foreign operations for the year ended December 31, 2003.

        As of December 31, 2003, we had federal and California net operating loss carryforwards of approximately $315.0 million and $60.0 million, respectively. We had federal and California research and development credit carryforwards of approximately $9.5 million and $9.9 million, respectively. If not utilized, the net operating loss and credit carryforwards expire at various dates beginning in 2004.

Under the Internal Revenue Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. Annual limitations may result in the expiration of net operating loss and credit carryforwards before they are used.

Liquidity and Capital Resources

  Cash Requirements

        To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income. In addition, we acquired Genomica in December 2001, including $109.6 million in cash and investments. As of December 31, 2003, we had approximately $241.9 million in cash, cash equivalents, short-term investments and restricted cash and investments.

        We have incurred net losses since inception, including a net loss of approximately $94.8 million for the year ended December 31, 2003, and expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. We anticipate that our current cash, cash equivalents, short-term investments and funding to be received from current collaborators will enable us to maintain our currently planned operations for at least the next two years. It is possible that we will seek additional financing within this timeframe through public or private financing, collaborative relationships or other arrangements. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect.

        Our future capital requirements will be substantial and will depend on many factors, including:

  •
  payments received under collaborative and agreements;

  •
  the progress and scope of our collaborative and independent research and development projects; and

  •
  the expansion of our product and clinical development efforts as well as development of manufacturing and marketing capabilities to commercialize products;

        If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

        We have contractual obligations in the form of operating and capital leases, notes payable and licensing agreements. These are described in further detail in Notes 8 and 12 of the Notes to

Consolidated Financial Statements. The following chart details our contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Minimum purchase obligations	$1,500	$1,000	$500	$—	$—
Notes payable and bank obligations	19,804	5,367	10,810	3,627	—
Licensing agreements	5,449	1,010	1,966	1,732	741
Capital lease obligations	6,782	4,899	1,883	—	—
Convertible promissory note and loan	85,000	—	30,000	18,150	36,850
Operating leases	138,354	12,409	22,215	20,630	83,100

Total contractual cash obligations	$256,889	$24,685	$67,374	$44,139	$120,691

  Sources and Uses of Cash

        Our operating activities used cash of $79.2 million for the year ended December 31, 2003, compared to $30.9 million for 2002 and $23.8 million for 2001. Cash used in operating activities relates primarily to funding net losses and changes in deferred revenue from collaborators, partially offset by non-cash charges related to acquired in-process research and development, depreciation and amortization of deferred stock compensation and intangibles. We expect to use cash for operating activities for at least the next several years as we continue to incur net losses associated with our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies.

        Our investing activities used cash of $14.6 million for the year ended December 31, 2003 compared to cash provided of $52.6 million for 2002 and $5.4 million for 2001. Changes in cash from investing activities are primarily due to purchases, sales and maturities of short-term investments, changes in restricted cash, purchases of property and equipment, and cash acquired from acquisitions. We expect to continue to make significant investments in research and development and our administrative infrastructure, including the purchase of property and equipment to support our expanding drug discovery and development operations.

        Our financing activities provided cash of $114.7 million for the year ended December 31, 2003, compared to $32.6 million for 2002 and $34.4 million for 2001. Changes in cash from financing activities are primarily due to loans from collaborators, issuance of common stock and payments and proceeds associated with equipment financing facilities. In 2003, we completed a follow-on public offering of approximately 11.3 million shares of registered common stock, resulting in net proceeds of $74.7 million. We finance property and equipment purchases through equipment financing facilities, such as capital leases, notes and bank obligations. Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities, merger and acquisition expenses and other general corporate purposes. Over the next several years, we are required to make certain payments on capital leases, notes, bank obligations and loans from collaborators. These contractual obligations are described in further detail in Notes 8 and 12 of the Notes to Consolidated Financial Statements and are included in the contractual obligation chart located above in the Cash Requirements section of Management's Discussion and Analysis. Under our collaboration agreement with GSK, we have the option to sell additional shares of common stock to GSK and draw up to another $30 million under a loan facility for use in our efforts under the collaboration. GSK may elect to expand the collaboration, upon which the loan facility, as well as development funding and milestone payments, would be significantly expanded.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the end of the first interim or annual period ending after March 15, 2004. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.

        We have two existing joint venture arrangements, one with Bayer Corporation and one with Bayer CropScience LP. We have not yet completed our evaluation as to whether the existing joint venture arrangements would be considered VIEs or whether we may be considered the primary beneficiary of these joint venture arrangements. We expect to complete the review in the first quarter of 2004. Additional information related to these joint venture arrangements is provided below.

  Genoptera

        In December 1999, we formed Genoptera LLC with Bayer Corporation to focus on developing insecticides and nematicides for crop protection. Under the terms of the Genoptera operating agreement, Bayer provides 100% of the capital necessary to fund the operations of Genoptera and has the ability to control the entity with a 60% ownership interest. We own the other 40% interest in Genoptera without making any capital contribution and report the investment in Genoptera using the equity method of accounting. Bayer's initial capital contributions to Genoptera were $10.0 million in January 2000 and another $10.0 million in January 2001. Bayer is also required to contribute cash to Genoptera in amounts necessary to fund its ongoing operating expenses. Genoptera has incurred losses since inception. Since our carrying value of this investment is zero and there is no obligation to fund future losses, we have not recorded equity method losses for Genoptera to date. Revenues recognized under this joint venture approximated 27%, 31% and 32% of our total consolidated revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

  Agrinomics

        In July 1999, Exelixis Plant Sciences (formerly Agritope, Inc.) and Bayer CropScience (formerly Aventis CropScience USA LP) formed Agrinomics LLC to conduct a research, development and commercialization program in the field of agricultural functional genomics. As a result of our acquisition of Exelixis Plant Sciences, we own a 50% interest in Agrinomics, while Bayer CropScience owns the remaining 50% interest. Bayer CropScience agreed to make capital contributions to Agrinomics in cash totaling $20.0 million over a five-year period, which has all been contributed as of December 31, 2003. Exelixis Plant Sciences contributed certain technology and a collection of seeds generated using such technology. In connection with our acquisition of Exelixis Plant Sciences, no portion of the purchase price was assigned to Agrinomics. Although we are required to account for our investment in Agrinomics under the equity method, we do not expect to include in our consolidated financial statements a proportionate share of the losses of Agrinomics until such time, if ever, that we make a capital contribution to Agrinomics. We do not have a requirement to make capital contributions to Agrinomics. Revenues recognized under this joint venture approximated 5%, 9% and 9% of our total consolidated revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

Off-Balance Sheet Arrangements

        See the information appearing under the preceding caption, "Recent Accounting Pronouncements."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. At December 31, 2003, and 2002, we had investments of approximately $242.4 million and $219.5 million, respectively. Our investments are subject to interest rate risk, and our interest income may fluctuate due to changes in U.S. interest rates. By policy, we limit our investments to money market instruments, debt securities of U.S. government agencies and debt obligations of U.S. corporations. We manage market risk by our diversification requirements, which limit the amount of our portfolio that can be invested in a single issuer. We manage credit risk by limiting our purchases to high-quality issuers. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. At December 31, 2003, and 2002, we had long-term debt outstanding of approximately $101.2 million and $65.3 million, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments, or a combination thereof. The fair value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

        We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of December 31, 2003 and 2002. As of December 31, 2003 and 2002, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of approximately $2.7 million and $1.6 million, respectively. It is assumed the changes occur immediately and uniformly to each category of instrument containing interest rate risks. Significant variations in market interest rates could produce changes in the timing of repayments due to available prepayment options. The fair value of such instruments could be affected and, therefore, actual results might differ from our estimate.

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

EXELIXIS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

        To the Board of Directors and Stockholders of Exelixis, Inc.

        We have audited the accompanying consolidated balance sheets of Exelixis, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exelixis, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 6 of notes to consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP
Palo Alto, California January 30, 2004

EXELIXIS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$111,828	$90,283
Short-term investments	125,264	131,704
Other receivables	3,846	3,325
Other current assets	3,156	3,841

Total current assets	244,094	229,153
Restricted cash and investments	4,838	—
Property and equipment, net	33,500	32,406
Related-party receivables	221	904
Goodwill	67,364	67,364
Other intangibles, net	4,136	4,802
Other assets	3,641	4,484

Total assets	$357,794	$339,113

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,151	$4,717
Other accrued expenses	10,400	7,992
Accrued compensation and benefits	6,139	5,060
Current portion of capital lease obligations	4,490	6,840
Current portion of notes payable and bank obligations	5,367	1,840
Deferred revenue	21,579	23,790

Total current liabilities	54,126	50,239
Capital lease obligations	1,790	6,280
Notes payable and bank obligations	14,437	3,973
Convertible promissory note and loan	85,000	55,000
Other long-term liabilities	1,184	119
Deferred revenue	39,775	47,582

Total liabilities	196,312	163,193

Commitments
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding: 71,295,105 and 59,386,500 shares at December 31, 2003 and 2002, respectively	71	59
Additional paid-in-capital	541,917	463,764
Notes receivable from stockholders	(53)	(1,210)
Deferred stock compensation, net	(33)	(977)
Accumulated other comprehensive income	1,708	1,638
Accumulated deficit	(382,128)	(287,354)

Total stockholders' equity	161,482	175,920

Total liabilities and stockholders' equity	$357,794	$339,113

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Contract and government grants	$39,027	$34,981	$33,518
License	12,513	9,341	7,488

Total revenues	51,540	44,322	41,006

Operating expenses:
Research and development(1)	127,622	112,014	82,700
Selling, general and administrative(2)	18,586	18,758	19,166
Acquired in-process research and development	—	—	6,673
Impairment of goodwill	—	—	2,689
Amortization of goodwill and intangibles	666	666	5,092
Restructuring charge	925	708	—

Total operating expenses	147,799	132,146	116,320

Loss from operations	(96,259)	(87,824)	(75,314)
Other income (expense):
Interest income	4,266	5,916	6,316
Interest expense	(3,722)	(2,885)	(2,186)
Other income (expense), net	596	259	(2)

Total other income (expense)	1,140	3,290	4,128

Loss from continuing operations before income taxes	(95,119)	(84,534)	(71,186)
Provision (benefit) for income taxes	(345)	345	—

Loss from continuing operations	(94,774)	(84,879)	(71,186)
Loss from operations of discontinued segment	—	(1,251)	—

Net loss	$(94,774)	$(86,130)	$(71,186)

Loss per share from continuing operations	$(1.45)	$(1.50)	$(1.53)
Loss per share from discontinued operations	—	(0.02)	—

Net loss per share, basic and diluted	$(1.45)	$(1.52)	$(1.53)

Shares used in computing basic and diluted net loss per share	65,387	56,615	46,485

(1)
Includes stock compensation expense of $712, $1,559 and $5,004 in 2003, 2002 and 2001, respectively.

(2)
Includes stock compensation expense of $200, $897 and $2,360 in 2003, 2002 and 2001, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock Shares	Amount	Additional Paid-in Capital	Notes Receivable From Stockholders	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2000	46,732,305	$47	$304,339	$(1,805)	$(10,174)	$(130,038)	$365	$162,734
Net loss	—	—	—	—	—	(71,186)	—	(71,186)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	236	236
Cumulative translation adjustment	—	—	—	—	—	—	(100)	(100)

Comprehensive loss								(71,050)

Issuance of common stock under warrants and company stock plans, net of repurchases	708,205	—	4,890	—	—	—	—	4,890
Notes receivable from stockholders, net of repayments	—	—	—	(400)	—	—	—	(400)
Issuance of common stock, BMS collaboration	600,600	1	9,999	—	—	—	—	10,000
Issuance of common stock for acquisition	8,109,032	8	123,672	—	—	—	—	123,680
Variable compensation	—	—	1,761	—	—	—	—	1,761
Amortization of deferred stock compensation, net of terminations	—	—	(432)	—	6,037	—	—	5,605

Balance at December 31, 2001	56,150,142	56	444,229	(2,205)	(4,137)	(201,224)	501	237,220
Net loss	—	—	—	—	—	(86,130)	—	(86,130)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	305	305
Change in unrealized gain on derivative instruments	—	—	—	—	—	—	119	119
Cumulative translation adjustment	—	—	—	—	—	—	713	713

Comprehensive loss								(84,993)

Issuance of common stock under company stock plans, net of repurchases	487,905	—	2,764	—	—	—	—	2,764
Repayment of notes from stockholders for the exercise of stock options	—	—	—	995	—	—	—	995
Issuance of common stock, GSK collaboration	2,000,000	2	6,798	—	—	—	—	6,800
Issuance of common stock for acquisition	748,453	1	10,676	—	—	—	—	10,677
Amortization of deferred stock compensation, net of terminations	—	—	(703)	—	3,160	—	—	2,457

Balance at December 31, 2002	59,386,500	59	463,764	(1,210)	(977)	(287,354)	1,638	175,920
Net loss	—	—	—	—	—	(94,774)	—	(94,774)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	(681)	(681)
Change in unrealized gain on derivative instruments	—	—	—	—	—	—	(119)	(119)
Cumulative translation adjustment	—	—	—	—	—	—	870	870

Comprehensive loss								(94,704)

Issuance of common stock under company stock plans, net of repurchases	732,677	1	4,132	—	—	—	—	4,133
Repayment of notes from stockholders for the exercise of stock options	(77,120)	—	(601)	1,157	—	—	—	556
Issuance of common stock, net of offerings costs	11,253,048	11	74,654	—	—	—	—	74,665
Amortization of deferred stock compensation, net of terminations	—	—	(32)	—	944	—	—	912

Balance at December 31, 2003	71,295,105	$71	$541,917	$(53)	$(33)	$(382,128)	$1,708	$161,482

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(94,774)	$(86,130)	$(71,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	795	—
Depreciation and amortization	17,079	16,036	10,116
Stock compensation expense	912	2,457	7,364
Amortization of goodwill and intangibles	666	666	5,092
Impairment of goodwill	—	—	2,689
Acquired in-process research and development	—	—	6,673
Other	621	409	(23)
Changes in assets and liabilities:
Other receivables	(1,090)	604	(75)
Other current assets	1,019	(734)	(1,689)
Related-party receivables	510	33	(454)
Other assets	(93)	(329)	(3,150)
Accounts payable and other accrued expenses	4,961	(3,379)	2,816
Other long-term liabilities	1,065	(117)	—
Deferred revenue	(10,113)	38,765	18,059

Net cash used in operating activities	(79,237)	(30,924)	(23,768)

Cash flows from investing activities:
Cash acquired in acquisition	—	—	8,560
Purchases of property and equipment	(14,248)	(5,851)	(9,094)
Change in restricted cash and investments	(4,838)	—	—
Proceeds from sale-leaseback of equipment	—	—	268
Proceeds from maturities of short-term investments	218,707	174,424	147,143
Proceeds from sale of investments before maturity	4,000	31,885	9,372
Purchases of short-term investments	(218,221)	(147,889)	(150,844)

Net cash provided by (used in) investing activities	(14,600)	52,569	5,405

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	74,665	6,800	10,000
Proceeds from exercise of stock options and warrants, net of repurchases	224	33	555
Proceeds from convertible notes	30,000	25,000	30,000
Proceeds from employee stock purchase plan	1,946	2,322	2,372
Repayment of notes from stockholders	733	995	296
Payments on capital lease obligations	(6,841)	(6,427)	(4,519)
Proceeds from bank obligations	17,038	5,658	—
Principal payments on notes payable and bank obligations	(3,099)	(1,748)	(4,349)

Net cash provided by financing activities	114,666	32,633	34,355

Effect of foreign exchange rates on cash and cash equivalents	716	421	40

Net increase in cash and cash equivalents	21,545	54,699	16,032
Cash and cash equivalents, at beginning of year	90,283	35,584	19,552

Cash and cash equivalents, at end of year	$111,828	$90,283	$35,584

Supplemental cash flow disclosure:
Property and equipment acquired under capital leases	$—	$2,456	$11,175
Cash paid for interest	849	2,798	1,041

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash, Cash Equivalents, Short-term Investments and Restricted Cash and Investments

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in high-grade, short-term commercial paper and money market funds, which invest in United States ("U.S.") Treasury securities that are subject to minimal credit and market risk.

        All short-term investments are classified as available-for-sale and therefore carried at fair value. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. As of December 31, 2003, approximately $70.0 million in investments with stated maturities between one and three years were classified as current. Available-for-sale securities are stated at fair value based upon quoted market prices of the securities. Unrealized gains and losses on such securities, when material, are reported as a separate component of stockholders' equity. Realized gains and losses, net, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

        The following summarizes available-for-sale securities included in cash and cash equivalents, short-term investments and restricted cash and investments (in thousands):

	December 31,
	2003	2002
Money market funds	$65,971	$45,724
Commercial paper	52,893	42,112
U.S. corporate bonds	63,919	82,211
Government debt	29,095	21,938
Market auction securities	30,550	27,555

Total	$242,428	$219,540

As reported:
Cash equivalents	$112,326	$87,836
Short-term investments	125,264	131,704
Restricted cash and investments	4,838	—

Total	$242,428	$219,540

        The following is a reconciliation of cash and cash equivalents (in thousands):

	December 31,
	2003	2002
Cash equivalents	$112,326	$87,836
Cash	(498)	2,447

	$111,828	$90,283

        Net unrealized gains were $225,000 and $906,000 as of December 31, 2003 and 2002, respectively. Gross unrealized gains and losses have not been shown separately as they were immaterial. Realized gains amounted to none in 2003, $65,000 in 2002 and $84,000 in 2001.

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

Intangible Assets

        Intangible assets have been amortized using the straight-line method over the following estimated useful lives:

Developed technology	3 - 5 years
Patents/core technology	15 years
Assembled workforce (2001)	3 years
Goodwill (2001)	15 years

        Beginning in 2002, the Company adopted the rules of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Accordingly, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized and are subject to annual impairment tests.

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

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and investments in marketable securities. Cash equivalents and marketable securities consist of money market funds, taxable commercial paper, corporate bonds with high credit quality, U.S. government agency obligations and auction rate securities. All cash, cash equivalents and marketable securities are maintained with financial institutions that management believes are creditworthy. Accounts receivable are typically unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. The Company has incurred no bad debt expense since inception.

        For the year ended December 31, 2003, revenue from three of the Company's collaborators represented approximately 31%, 28% and 21% of total revenue. For the year ended December 31, 2002, revenue from two of the Company's collaborators represented approximately 39% and 25% of total revenue. For the year ended December 31, 2001, revenue from three of the Company's collaborators represented approximately 32%, 31% and 15% of total revenue.

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

        During the years ended December 31, 2003 and 2002, the Company did not recognize any gain or loss related to the ineffective portion of the hedging instruments and reclassified a gain of $271,000 and

$227,000, respectively, from other comprehensive income into earnings under the caption, "Research and development expense." During the year ended December 31, 2003, the Company settled its written foreign currency put and call option contracts as a result of the restructuring of its German facilities, which resulted in a loss of approximately $102,000.

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

        The following table sets forth potential shares of common stock that are not included in the computation of diluted net loss per share because to do so would be antidilutive for the year ended December 31, 2003:

Options to purchase common stock	10,906,742
Common stock subject to repurchase	12,243
Conversion of note and loan	9,542,231
Warrants	257,053

20,718,269

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

Stock-Based Compensation

        The Company has employee and director stock option plans that are more fully described in Note 10 of the Notes to Consolidated Financial Statements. The Company recognizes employee stock-based compensation under the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Accordingly, no compensation expense is recognized in the Company's financial statements for the stock options granted to employees, which had an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148,

"Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" ("SFAS 148") (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net loss:
As reported	$(94,774)	$(86,130)	$(71,186)
Add: Stock-based employee compensation expense included in reported net loss	908	2,076	5,857
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(19,050)	(21,346)	(18,246)

Pro forma	$(112,916)	$(105,400)	$(83,575)

Net loss per share (basic and diluted):
As reported	$(1.45)	$(1.52)	$(1.53)

Pro forma	$(1.73)	$(1.86)	$(1.80)

        Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three years ended December 31, 2003 is not representative of the pro forma effects on the results of operations for future periods.

        The fair value of stock options and shares purchased pursuant to the Employee Stock Purchase Plan ("ESPP") were determined using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2003, 2002 and 2001:

	Stock Options			ESPP
	2003	2002	2001	2003	2002	2001
Risk-free interest rate	2.60%	3.55%	4.16%	1.33%	1.99%	5.74%
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility	81%	90%	88%	63%	90%	88%
Expected life	4 years	4 years	4 years	6 months	6 months	6 months

        The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services" ("EITF 96-18"). Compensation expense for stock options granted to non-employees has been determined as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured and is periodically remeasured as the underlying options vest.

Comprehensive Income

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges and cumulative translation adjustments.

Comprehensive income (loss) for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Net loss	$(94,774)	$(86,130)	$(71,186)
Less: Gains realized on available-for-sale securities	—	(65)	(84)
Increase (decrease) in unrealized gains on available-for-sale securities	(681)	370	320
Increase (decrease) in unrealized gains on cash flow hedges	(119)	119	—
Increase (decrease) in cumulative translation adjustment	870	713	(100)

Comprehensive loss	$(94,704)	$(84,993)	$(71,050)

        The components of accumulated other comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Unrealized gains on available-for-sale securities	$225	$906	$601
Unrealized gains on cash flow hedges	—	119	—
Cumulative translation adjustment	1,483	613	(100)

Accumulated other comprehensive income	$1,708	$1,638	$501

Reclassification

        Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the end of the first interim or annual period ending after March 15, 2004. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.

        Exelixis has two existing joint venture arrangements, one with Bayer Corporation and one with Bayer CropScience LP. Exelixis has not yet completed its evaluation as to whether the existing joint venture arrangements would be considered VIEs or whether Exelixis may be considered the primary beneficiary of these joint venture arrangements. The Company expects to complete the review in the first quarter of 2004. Additional information related to these joint venture arrangements is provided in Note 3 of the Notes to Consolidated Financial Statements.

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

        The purchase price for Genomica was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by management based on an independent valuation. As a result of this transaction, Exelixis recorded net tangible assets of $106.2 million (including cash and investments of $109.6 million), developed technology of $400,000, which would be amortized over three years, and recorded goodwill of $3.4 million. At the same time, Exelixis recorded a goodwill impairment charge of $2.7 million, which was expensed in 2001 to operations. The impairment of goodwill was calculated in accordance with SFAS 121 by estimating the present value of future cash flows for the ongoing Genomica licensing business using a risk adjusted discount rate. The goodwill impairment charge represented excess purchase price that Exelixis viewed as economically equivalent to financing costs for the acquired cash and investments. Information regarding goodwill is described in further detail in Note 6 of the Notes to Consolidated Financial Statements.

        The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

December 28, 2001
Cash, investments and interest receivable	$111,302
Other tangible assets (liabilities), net	(5,037)
Goodwill	3,382
Developed technologies	400

Net assets acquired	$110,047

        Prior to the December 28, 2001 acquisition date, Exelixis adopted an exit plan for Genomica. Under this exit plan, the Company terminated Genomica's entire workforce and abandoned its leased facilities in Boulder, Colorado and Sacramento, California. The estimated costs of the exit plan amounted to $2.9 million, consisted primarily of employee severance and benefits and lease abandonment costs, and were included as part of the liabilities assumed in the acquisition. As of December 31, 2003, the remaining actions to be taken under the exit plan consisted primarily of residual payments of approximately $700,000 related to the lease obligation for the facility in Boulder, Colorado.

        In April 2002, Exelixis transferred the Genomica software business to Visualize, Inc. ("Visualize") for future consideration of up to $2.4 million in license fees and royalty payments. Pursuant to the terms of the transaction, Visualize obtained a license with all rights and obligations to third parties currently licensing the Genomica software, including the sole right to further develop and license the software to other third parties. Exelixis retains an internal use license for the software. Royalties that Exelixis receives, if any, will be recorded in the period they are earned as a gain from discontinued operations. In addition, Visualize assumed the lease obligation for Genomica's abandoned facility in Sacramento, California. As a result of this transaction, the Company reported the operating results of Genomica and the estimated loss on the sale of Genomica as discontinued operations. For the period beginning January 1, 2002 to Genomica's disposal in April 2002, Genomica's operating results consisted of revenues of approximately $58,000 and an operating loss of approximately $456,000. The Company's loss on the sale of Genomica includes the write-off of remaining goodwill of approximately $971,000, partially offset by a reversal of approximately $176,000 as a result of the assumption of Genomica's lease obligation for the Sacramento, California facility by Visualize.

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

        The total consideration for the acquisition was approximately $28.2 million, which consisted of Exelixis common stock and options valued at $27.3 million and Exelixis transaction costs of $900,000. Exelixis' transaction costs include financial advisory, legal, accounting and other fees. The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by management based upon an independent valuation.

As a result of this transaction, Exelixis recorded expense associated with the purchase of in-process research and development of $6.7 million, net tangible assets of $2.8 million and intangible assets (including goodwill) of $18.7 million, the majority of which was being amortized over 15 years until December 31, 2001.

        The valuation of the purchased in-process research and development of $6.7 million was based upon the results of an independent valuation using the income approach for each of the three significant in-process projects. The in-process projects relate primarily to the development of technologies that use vertebrate genetic model organisms, zebrafish and mice, to identify and functionally validate novel genes in vivo. These genes can be used as novel screening targets or as the basis for secreted proteins in clinically and commercially relevant diseases. The in-process projects have been substantially completed. The income approach estimates the value of each acquired in-process project based on its expected future cash flows. The valuation analysis considered the contribution of the core technology as well as the percent complete of each in-process research and development project. The expected present value of the cash flows associated with the in-process research and development projects was computed using a risk adjusted rate of return of 30%, which is considered commensurate with the overall risk and percent complete of the in-process projects. The purchased in-process research and development was not considered to have reached technological feasibility, and it has no alternative future use, and accordingly, it was recorded as a component of operating expense.

        The revenues, expenses, cash flows and other assumptions underlying the estimated fair value of the acquired in-process research and development involve significant risks and uncertainties. The risks and uncertainties associated with completing the acquired in-process projects include the ability to reach future research milestones since the technologies being developed are unproven, the ability to retain key personnel, the ability to obtain licenses to key technology and the ability to avoid infringing on patents and propriety rights of third parties.

Pro Forma Results

        The Company's historical statements of operations include the results of Genomica and Artemis subsequent to the acquisition dates of December 28, 2001 and May 14, 2001, respectively. The following unaudited pro forma financial information for the year ended December 31, 2001 presents the consolidated results of the Company as if the acquisitions of Genomica and Artemis had occurred at the beginning of 2001. The $4.3 million restructuring charge that Genomica recorded in October 2001 is included in the following pro-forma information since this charge was not related to the acquisition. All other non-recurring charges relating to the acquisitions, such as acquired in-process research and development charge and impairment of goodwill charge, are not reflected in the following pro forma financial information. This unaudited pro forma information for the year ended December 31, 2001 is not intended to be indicative of future operating results (in thousands, except per share data):

Total revenues	$42,858
Net loss	(93,734)
Net loss per share, basic and diluted	(1.74)

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

        In July 2001, the Company and BMS entered into a collaboration involving three agreements: (a) a Stock Purchase Agreement; (b) a Cancer Collaboration Agreement; and (c) a License Agreement. Under the terms of the collaboration, BMS (i) purchased 600,600 shares of Exelixis common stock in a private placement at a purchase price of $33.30 per share, for cash proceeds to Exelixis of approximately $20.0 million; (ii) agreed to pay Exelixis a $5.0 million upfront license fee and provide Exelixis with $3.0 million per year in research funding for a minimum of three years; and (iii) granted to Exelixis a worldwide, fully-paid, exclusive license to the rebeccamycin analogue developed by BMS, for which the Company is currently undertaking activities leading to the planned initiation of a Phase 3 trial as a potential treatment for bile duct tumors. Due to risk and uncertainties with Rebeccamycin, and because the analogue had not reached technological feasibility and has no alternative use, the analogue was assigned no value for financial reporting purposes. The premium in excess of fair market value of $10.0 million paid for the common stock purchased by BMS is being accounted for similar to an upfront license fee and is being recognized ratably over the life of the contract.

        In December 2003, this collaboration was extended until January 2007, with the right for BMS to continue the collaboration until July 2009. The goal of the extension is to increase the total number and degree of validation of cancer targets that Exelixis will deliver to Bristol-Myers Squibb. Each company will maintain the option to obtain exclusive worldwide rights to equal numbers of validated targets arising from the collaboration. Under the terms of the extended collaboration, Bristol-Myers Squibb provided Exelixis with an upfront payment and will provide increased annual research funding and milestones on certain cancer targets arising from the collaboration that progress through specified stages of validation. Exelixis will also be entitled to receive milestones on compounds in the event of successful clinical and regulatory events and royalties on commercialized products.

SmithKlineBeecham Corporation/GlaxoSmithKline plc

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

        Under the Loan and Security Agreement, GSK provided a loan facility of up to $85.0 million for use in the Company's efforts under the collaboration, and the Company borrowed $25.0 million under that agreement in December 2002 and an additional $30.0 million in December 2003. All loan amounts bear interest at a rate of 4% per annum and are secured by the intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest become due in installments, beginning on or about the sixth anniversary of the collaboration, unless the collaboration is earlier terminated by GSK. Repayment of all or any of the amounts advanced to the Company under this agreement may, at the Company's election, be in the form of Exelixis' common stock at fair market value, subject to certain conditions.

        The upfront fee and the premium portion of the equity purchase have been deferred and are being recognized as revenue over the development term. Exelixis may also receive clinical and developmental payments based on the number and timing of compounds reaching specified milestones. Two years from the start of the collaboration, GSK may elect to expand the collaboration; under this option, Exelixis' milestone payments could double, and the development funding and the loan facility would also be significantly expanded.

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

        The Company is required to identify and validate targets and format assays to be used by Dow AgroSciences to develop new classes of fungicides and herbicides. Dow AgroSciences will pay the Company research support fees, milestone payments and royalties based on achievements in the research and commercialization of any resultant new products. This collaboration was extended for an additional year in August 2003.

Protein Design Labs

        On May 22, 2001, the Company and Protein Design Labs, Inc. ("PDL") entered into a two-year collaboration to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer. The collaboration utilized Exelixis' model organism genetics technology for the identification of new cancer drug targets and PDL's antibody and clinical development expertise to create and develop new antibody drug candidates. This collaboration was successfully completed on schedule in May 2003. Under the terms of the collaboration, PDL provided Exelixis with $4.0 million in annual research funding until May 2003 and purchased a $30.0 million convertible note. The note bears interest at 5.75%, and the interest thereon is payable annually. The note is convertible at PDL's option any time after the first anniversary of the note's issuance. The note is convertible into Exelixis common stock at a conversion price per share equal to the lower of (i) $28.175 or (ii) 110% of the Fair Market Value (as defined in the note) of a share of Exelixis common stock at the time of conversion.

Agrinomics

        In July 1999, Exelixis Plant Sciences (formerly Agritope, Inc.) and Bayer CropScience (formerly Aventis CropScience USA LP) formed Agrinomics LLC to conduct a research, development and commercialization program in the field of agricultural functional genomics. As a result of the Company's acquisition of Exelixis Plant Sciences, the Company owns a 50% interest in Agrinomics, while Bayer CropScience owns the remaining 50% interest. Bayer CropScience has agreed to make capital contributions to Agrinomics in cash totaling $20.0 million over a five-year period, of which $17.0 million has been contributed to date. Exelixis Plant Sciences contributed certain technology and a collection of seeds generated using such technology. In connection with the Company's acquisition of Exelixis Plant Sciences, no portion of the purchase price was assigned to Agrinomics. Although the Company is required to account for its investment in Agrinomics under the equity method, the Company does not expect to include in its consolidated financial statements a proportionate share of the losses of Agrinomics until such time, if ever, that the Company makes a capital contribution to Agrinomics. There is no requirement for the Company to make capital contributions to Agrinomics.

        In December 2002, Agrinomics established an alliance to enhance seed oil content in commercially valuable crops with Renessen LLC. Renessen is a joint venture between Monsanto Company and Cargill, Inc. The collaboration combines Agrinomics' technological leadership in agricultural functional genomics, high-throughput gene screening and seed trait identification, developed at Exelixis Plant Sciences, with Renessen's global expertise in quality trait crop development and commercialization, with the goal of accelerating the development of novel proprietary crops with improved seed composition traits. This collaboration leverages the unique capabilities of Agrinomics' powerful ACTTAG™ gene activation and selection platform to rapidly discover and validate genes that can optimize important seed traits in order to increase the commercial value of many of the world's most significant agricultural crops. Under the terms of the collaboration, Renessen will provide Agrinomics with committed annual research funding ranging from $1.3 million in the first year up to as much as $2.0 million annually in future years, in addition to payments for the selection of genes and other product options. Agrinomics can also earn additional amounts under the agreement upon the achievement of certain milestones, as well as royalties on commercialized products that may emerge from the collaboration. In addition, Renessen will contribute research and product development capabilities in taking gene candidates identified by Agrinomics into crop products that include leading commercial germplasm.

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

Compound Collaborations

        The Company entered into collaboration agreements with Cytokinetics, Inc., Elan Pharmaceuticals, Inc., Schering-Plough Research Institute, Inc. and Scios Inc. in 2001 and Merck & Co., Inc. in 2002, to jointly design custom high-throughput screening compound libraries that Exelixis will synthesize and qualify. Each company is required to pay Exelixis a per-compound fee and has paid an upfront technology access fee that is creditable towards the future purchase of compounds. The upfront fees are initially deferred. Revenues under these collaboration agreements are generally recognized upon delivery of the accepted compounds. Each party retains the rights to use the compounds in its own unique drug discovery programs and in its collaborative efforts with third parties.

NOTE 4 RELATED PARTY TRANSACTIONS

        The Company had outstanding loans aggregating $221,000 and $904,000 to certain officers and employees at December 31, 2003 and 2002, respectively. The notes are general recourse or collateralized by certain real property assets, bear interest at rates ranging from 4.6% to 7.0% and have maturities through 2006. The principal plus accrued interest will be forgiven at various rates over three to four years from the employees' date of employment with Exelixis. If an employee leaves Exelixis, all unpaid and unforgiven principal and interest will be due and payable within 60 days.

        As of December 31, 2003, the Company also had outstanding loans aggregating $53,000 to its stockholders. The loans were issued to enable certain non-officer employees to purchase stock pursuant to their employee stock options. The loans bear interest at a rate of 6.50% and mature at various times through February 2004.

        For the years ended, December 31, 2003, 2002 and 2001, the Company recognized revenues of $13.8 million, $13.6 million and $13.1 million, respectively, under a collaboration agreement with Bayer through the Company's joint venture with Genoptera.

        For the year ended, December 31, 2001, the Company recognized revenue of $3.8 million under a collaboration agreement with Bayer through the Company's joint venture with Agrinomics. The Company recognized revenues of $2.4 million and $3.8 million under the Agrinomics joint venture for the years ended, December 31, 2003 and 2002, respectively.

NOTE 5 PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002
Laboratory equipment	$42,459	$31,998
Computer equipment and software	15,148	12,508
Furniture and fixtures	5,603	4,994
Leasehold improvements	17,700	15,810
Construction-in-progress	20	239

	80,930	65,549
Less accumulated depreciation and amortization	(47,430)	(33,143)

	$33,500	$32,406

        The equipment under the Company's capital leases collateralizes the related lease obligations. Amortization expense related to the capital leases is included with depreciation expense.

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

        The Company adopted an annual goodwill impairment test date as of the beginning of the fourth quarter of 2002. Following this approach, the Company monitors asset-carrying values as of October 1 to assess if there is a potential impairment and complete the measurement of impairment, if required. The Company will perform the impairment measurement procedures under SFAS 142 if it determines that a potential impairment of goodwill exists. The Company completed the annual impairment test as of October 1, 2002 and 2003, which did not result in impairment of recorded goodwill.

        A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and assembled workforce amortization follows (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Reported net loss	$(94,774)	$(86,130)	$(71,186)
Add: Goodwill amortization	—	—	4,053
Assembled workforce amortization	—	—	592

Adjusted net loss	$(94,774)	$(86,130)	$(66,541)

Net loss per share, basic and diluted	$(1.45)	$(1.52)	$(1.53)
Add: Goodwill amortization	—	—	0.09
Assembled workforce amortization	—	—	0.01

Adjusted net loss per share, basic and diluted	$(1.45)	$(1.52)	$(1.43)

        The components of the Company's other acquisition-related intangible assets are as follows (in thousands):

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$1,640	$(918)	$722
Patents/core technology	4,269	(855)	3,414

Total	$5,909	$(1,773)	$4,136

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$1,640	$(536)	$1,104
Patents/core technology	4,269	(571)	3,698

Total	$5,909	$(1,107)	$4,802

        Amortization expense related to the other acquisition-related intangible assets was $666,000, $666,000 and $448,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The expected future annual amortization expense of the other acquisition-related intangible assets is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2004	$666
2005	533
2006	377
2007	285
2008	285
Thereafter	1,990

Total expected future amortization	$4,136

NOTE 7 RESTRUCTURING CHARGES

2003

        During the third quarter of 2003, the Company implemented a worldwide restructuring of its research and development organization designed to reallocate resources and enhance the efficiency of its operations. The restructuring includes a reduction in force of 61 research personnel located in South San Francisco, California and Tübingen, Germany, closure of the Company's Tübingen location and relocation of certain research activities and employees from Tübingen to South San Francisco. The reduction in force is expected to conclude in the first quarter of 2004.

        In connection with the restructuring plan, the Company recorded a charge of approximately $925,000 during the year ended December 31, 2003 in accordance with Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This charge consisted primarily of severance, retention bonuses and legal and outplacement services fees. The current balance of the liability is included in Other Accrued Expenses on the balance sheet and is summarized in the following table (in thousands):

	Restructuring Expenses Incurred During the Period	Cash Payments	Exchange Rate Impact on Liability	Restructuring Liability at December 31, 2003
Severance and benefits	$740	$(367)	$16	$389
Legal and other fees	185	(161)	—	24

	$925	$(528)	$16	$413

        The Company expects to record additional expenses related to this restructuring plan of approximately $1.3 million through the first quarter of 2004 excluding the currency translation adjustment described below. The estimated additional expenses consist primarily of severance, retention bonuses, legal and outplacement services as well as expenses related to exiting contractual commitments at the Tübingen location. This estimate is subject to change depending upon the settlement of contractual commitments related to the Tübingen location, the changes in the Euro exchange rate, and other factors. Upon complete or substantially complete liquidation of the Tübingen location, the cumulative translation adjustment attributable to that entity is expected to be removed from equity and reported as part of the gain or loss on liquidation of the subsidiary.

        As a result of the restructuring plan described above and the closure of the Tubingen, Germany location and negotiations regarding contractual commitments, the Company accelerated depreciation expense on certain lab equipment, office equipment, furniture and leasehold improvements with a value of approximately $583,000 to completely write off those assets by the anticipated facility closure date in January 2004. The accelerated depreciation was $394,000 during the year ended December 31, 2003.

2002

        In November 2002, the Company implemented a restructuring plan. This restructuring plan was designed to facilitate the Company's evolution into a fully integrated drug discovery company by reallocating resources to permit greater focus on building the Company's expanding portfolio of development programs. The restructuring resulted in a reduction in workforce of 40 employees, primarily from the Company's U.S. research operations. Accordingly, the Company recorded a restructuring charge in the fourth quarter of 2002 of $708,000, consisting primarily of involuntary termination benefits. All amounts under the restructuring have been paid as of December 31, 2003.

NOTE 8 DEBT

        The Company's debt consists of the following (in thousands):

	December 31,
	2003	2002
GSK convertible promissory loan	$55,000	$25,000
PDL convertible promissory note	30,000	30,000
Bank equipment line of credit	19,483	5,119
Other	321	694

	104,804	60,813
Less: current portion	(5,367)	(1,840)

Long-term debt	$99,437	$58,973

        In December 2003, the Company entered into a credit agreement with a bank for an equipment line of credit of up to $15.0 million with a drawdown period of one year. During the drawdown period, the Company makes interest only payments on outstanding balances. At the end of the draw down period, the outstanding balance converts to a 48 month term loan. The outstanding principal balance bears interest at LIBOR plus 0.625% (2.09% at December 31, 2003). There was approximately $4.1 million outstanding under the line of credit at December 31, 2003. Pursuant to the terms of the line of credit, the Company is required to maintain a securities account at the bank equal to at least 100% of the outstanding principal balance. As of December 31, 2003, the collateral balance was approximately $4.2 million, and the Company recorded this amount in the balance sheet as restricted cash and investments as the securities are restricted as to withdrawal.

        Under the Loan and Security Agreement executed in connection with the GSK collaboration, GSK provided a loan facility of up to $85.0 million for use in the Company's efforts under the collaboration.

The Company borrowed $25.0 million under that agreement in December 2002 and an additional $30.0 million in December 2003. All loan amounts bear interest at a rate of 4% per annum and are secured by the intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest become due in installments, beginning on or about the sixth anniversary of the collaboration, unless the collaboration is earlier terminated by GSK. Repayment of all or any of the amounts advanced to the Company under this agreement may, at the Company's election, be in the form of Exelixis' common stock at fair market value, subject to certain conditions.

        In May 2002, the Company entered into a loan and security agreement with a bank for an equipment line of credit of up to $16.0 million with a drawdown period of one year. Each draw on the line of credit has a payment term of 48 months and bears interest at the bank's published prime rate (4.00% at December 31, 2003). The Company extended the draw-down period on the line-of-credit for an additional year in June 2003 and increased the principal amount of the line of credit from $16.0 million to $19.0 million in September 2003. As of December 31, 2003 and 2002, there was approximately $15.4 million and $5.1 million outstanding under the line of credit, respectively. Pursuant to the terms of the line of credit, the Company is required to maintain a first priority security interest in the form of a deposit or securities account at the bank equal to 110% of the outstanding obligation under the line of credit.

        In May 2001, the Company issued a $30.0 million convertible promissory note to PDL in connection with a collaboration agreement (see Note 3). The note bears interest at 5.75%, payable annually. The note, which matures in July 2006, is convertible at PDL's option any time after the first anniversary of the note. The note is convertible into Exelixis common stock at a conversion price per share equal to the lower of (i) $28.175 or (ii) 110% of the Fair Market Value (as defined in the note) of a share of Exelixis common stock at the time of conversion. The full amount of the note remained outstanding as of December 31, 2003 and 2002.

        Aggregate future principal payments of the Company's long-term debt as of December 31, 2003 are as follows (in thousands):

Year Ending December 31,
2004	$5,367
2005	5,674
2006	35,136
2007	2,611
2008	19,166
Thereafter	36,850

104,804
Less current portion	(5,367)

$99,437

NOTE 9 COMMON STOCK AND WARRANTS

Follow-on Public Offering

        In 2003, the Company completed a follow-on public offering of approximately 11.3 million shares of registered common stock resulting in net proceeds of approximately $74.7 million.

Stock Repurchase Agreements

        Under the terms of the Company's stock option plans, options are exercisable when granted, and, if exercised, the related shares are subject to repurchase upon termination of employment. Repurchase rights lapse over the vesting periods, which are generally four years. Should the employment of the holders of common stock subject to repurchase terminate prior to full vesting of the outstanding shares, the Company may repurchase all unvested shares at a price per share equal to the original exercise price. At December 31, 2003 and 2002, 12,243 and 378,471 shares, respectively, were subject to such repurchase terms.

Warrants

        Historically, the Company has granted warrants to purchase shares of capital stock to certain preferred stockholders and third parties in connection with financing and operating lease arrangements. At December 31, 2003, the following warrants to purchase common stock were outstanding and exercisable:

Number of Shares	Exercise Price per Share	Date Issued	Expiration Date
71,428	$1.13	January 24, 1996	April 14, 2005
106,875	$4.00	May 1, 1999	April 14, 2005
78,750	$13.00	April 1, 2000	April 14, 2005

257,053

Reserved Shares

        At December 31, 2003, the Company had approximately 18.0 million shares of common stock reserved for future issuance related to its stock plans, 401(k) plan, convertible note and loan and the exercise of outstanding warrants.

NOTE 10 EMPLOYEE BENEFIT PLANS

Stock Based Benefit Plans

        Stock Option Plans.    We have several stock option plans under which the Company has granted incentive stock options and non-qualified stock options to employees, directors and consultants. The Board of Directors or a designated Committee of the Board is responsible for administration of the Company's employee stock option plans and determines the term, exercise price and vesting terms of each option. In general, options are exercisable when granted, have a four year vesting term and expire ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company's voting stock).

        A summary of all option activity is presented below:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2000	4,492,835	$17.70
Granted	3,160,628	14.47
Exercised	(204,125)	2.75
Cancelled	(270,902)	19.92

Options outstanding at December 31, 2001	7,178,436	16.63
Granted	3,879,981	11.25
Exercised	(134,743)	0.77
Cancelled	(868,058)	18.48

Options outstanding at December 31, 2002	10,055,616	14.60
Granted	3,209,085	6.72
Exercised	(124,102)	1.95
Cancelled	(2,233,857)	13.74

Options outstanding at December 31, 2003	10,906,742	12.65

        At December 31, 2003, a total of 5,375,978 shares were available for grant under the Company's stock option plans.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding and Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.27-$0.40	296,094	2.4	$0.28
$1.33-$1.33	35,711	6.0	1.33
$3.35-$4.95	152,542	8.6	4.82
$5.05-$7.53	2,734,371	8.6	6.46
$7.75-$11.47	2,389,291	8.3	9.00
$12.19-$16.99	3,760,000	6.6	15.21
$18.80-$24.25	954,555	5.5	19.68
$29.75-$40.50	538,678	6.6	36.77
$45.00-$47.00	45,500	6.6	46.54

	10,906,742	7.3	12.65

        At December 31, 2003, a total of 12,243 shares of common stock purchased under our stock option plans were subject to repurchase by the Company at a weighted average price of $1.49 per share. The weighted-average grant date fair value of options granted during the years ended December 31, 2003, 2002 and 2001 was $4.22 $7.38 and $8.86 per share, respectively.

        Deferred Stock Compensation.    During the period from January 1, 1999 through December 31, 2002, the Company recorded $29.9 million of deferred stock compensation related to stock options granted to consultants and employees in accordance with APB 25, SFAS 123 and EITF 96-18. For options granted to consultants, the Company determined the fair value of the options using the Black-Scholes option pricing model with the following weighted-average assumptions: (a) no dividends; (b) expected volatility of 88% and 87% for 2002 and 2001, respectively; (c) risk-free interest rate of 4.16% for 2002 and 5.70% for 2001; and (d) expected lives of five and ten years for 2002 and ten years for 2001. No options were granted to consultants during the year ended December 31, 2003. Stock compensation expense is being recognized in accordance with FIN 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," over the vesting periods of the related options, generally four years. The Company recognized stock compensation expense of $912,000, $2.5 million and $7.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        Stock Purchase Plan.    In January 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each purchase period. The Company issued 388,119 shares, 388,770 shares and 224,780 shares of common stock during 2003, 2002 and 2001, respectively, pursuant to the ESPP at an average price per share of $5.02, $5.97 and $10.56, respectively. The weighted average per share fair value for shares purchased pursuant to the ESPP during 2003, 2002 and 2001 was $1.89, $4.45 and $6.60, respectively.

401(k) Plan

        The Company sponsors a 401(k) Retirement Plan whereby eligible employees may elect to contribute up to the lesser of 20% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) Plan permits the Company to make matching contributions on behalf of all participants. Beginning in 2002, the Company matched 50% of the first 4% of participant contributions into the 401(k) Plan in the form of Company stock. The Company expensed approximately $546,000 and $521,000 related to the stock match for the years ended December 31, 2003 and 2002, respectively.

NOTE 11 INCOME TAXES

        The Company has incurred net losses since inception and, consequently, has not recorded any U.S. federal or state income taxes. The Company recorded a tax provision related to income earned in its foreign operations of approximately $345,000 during the year ended December 31, 2002. Due to a favorable outcome on a position the Company took with the German tax authorities, the tax provision was reversed in 2003. The Company does not expect to pay income taxes on foreign operations for the year ended December 31, 2003.

        At December 31, 2003, the Company had federal and California net operating loss carryforwards of approximately $315.0 million and $60.0 million, respectively, which expire at various dates beginning in the year 2004. The Company also had federal and California research and development tax credits of approximately $9.5 million and $9.9 million, respectively, which expire at various dates beginning in the year 2010.

        Under the Internal Revenue Code and similar state provisions, certain substantial changes in the Company's ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

        Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

        The Company's deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$110,650	$76,600
Capitalized start-up and organizational costs, net	—	200
Tax credit carryforwards	15,980	10,770
Capitalized research and development costs	10,480	5,310
Deferred revenue	23,880	28,550
Other	2,760	2,640

Total deferred tax assets	163,750	124,070
Valuation allowance	(162,100)	(122,150)

Net deferred tax assets	$1,650	$1,920
Deferred tax liabilities:
Purchased intangibles	1,650	1,920

Net deferred taxes	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $40.0 million, $69.1 million and $8.9 million during 2003, 2002 and 2001, respectively.

NOTE 12 COMMITMENTS

Leases

        The Company leases office and research space and certain equipment under operating and capital leases that expire at various dates through the year 2018. Certain operating leases contain renewal provisions and require the Company to pay other expenses. Aggregate future minimum lease payments under operating and capital leases are as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Leases
2004	$12,409	$4,899
2005	11,670	1,817
2006	10,545	66
2007	10,369	—
2008	10,261	—
Thereafter	83,100	—

	$138,354	6,782

Less amount representing interest		(502)

Present value of minimum lease payments		6,280
Less current portion		(4,490)

Long-term portion		$1,790

        Rent expense under non-cancelable operating leases was approximately $11.2 million, $7.6 million and $5.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Some of the Company's capital leases are subject to certain financial covenants. As of December 31, 2003, the Company was in compliance with these covenants.

Licensing Agreements

        The Company has entered into several licensing agreements with various universities and institutions under which it obtained exclusive rights to certain patent, patent applications and other technology. Aggregate future payments pursuant to these agreements are as follows (in thousands):

Year Ending December 31,
2004	$1,010
2005	1,000
2006	966
2007	966
2008	766
Thereafter	741

$5,449

        In addition to the payments summarized above, the Company is required to make royalty payments based upon a percentage of net sales of any products or services developed from certain of the licensed technologies and milestone payments upon the occurrence of certain events as defined by the related agreements. No such royalties or milestones have been paid through December 31, 2003.

Minimum Purchase Obligation

        In August 2003, the Company entered into a kinase pipeline access agreement with a third party. Under the terms of the agreement, the Company has made a minimum purchase commitment totaling $1.5 million through February 2005.

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

NOTE 13 QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	Fiscal 2003 Quarter End
	March 31,	June 30,	September 30,	December 31,
Total revenues	$12,330	$13,005	$12,439	$13,766
Loss from operations	(23,307)	(24,316)	(25,126)	(23,510)
Net loss	(23,058)	(23,442)	(24,995)	(23,279)
Basic and diluted net loss per share	$(0.39)	$(0.39)	$(0.35)	$(0.33)
	Fiscal 2002 Quarter End
	March 31,	June 30,	September 30,	December 31,
Total revenues	$11,541	$9,897	$10,430	$12,454
Loss from operations	(19,491)	(24,416)	(22,976)	(20,941)
Net loss	(18,421)	(23,904)	(22,943)	(20,862)
Basic and diluted net loss per share	$(0.33)	$(0.43)	$(0.41)	$(0.36)

PART III

ITEM 9A. CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    Based on their evaluation as of as of the end of the period covered by this Annual Report, our principal executive officer and principal financial officer have concluded that Exelixis' disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by Exelixis in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

        Changes in internal controls.    There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in Exelixis' internal controls. Accordingly, no corrective actions were required or undertaken.

        Limitations on the effectiveness of controls.    A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of December 31, 2003 to provide reasonable assurance that the objectives of our disclosure control system were met.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this item will be contained under the captions "Election of Class II Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Compensation" in Exelixis' definitive proxy statement with respect to our 2004 Annual Meeting of Stockholders to be filed with the SEC (the "Proxy Statement"), and is hereby incorporated by reference thereto.

Code of Ethics

        We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website at http://www.exelixis.com/ under the caption Investor Information.

        We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of the Nasdaq Stock Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

ITEM 11. EXECUTIVE COMPENSATION

        Information required by this item will be contained in the Proxy Statement under the caption "Executive Compensation," and is hereby incorporated by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The following table provides certain information as of December 31, 2003 with respect to all of the Company's equity compensation plans in effect as of December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2000 Equity Incentive Plan[1]	9,441,543	$12.93	4,071,643
2000 Non-Employee Directors' Stock Option Plan[2]	345,000	15.72	1,489,695
2000 Employee Stock Purchase Plan[3]	—	—	1,143,772
1994 & 1997 Equity Incentive Plan[4]	590,881	5.05	—
Equity compensation plans not approved by stockholders:
None	—	—	—

Total	10,377,424	12.57	6,705,110

        The above equity compensation plans of the Company were adopted with the approval of the Company's security holders.

1
In January 2000, the Company adopted the 2000 Equity Incentive Plan ("2000 Plan") to replace the 1997 Plan. A total of 3,000,000 shares of Exelixis common stock were initially authorized for issuance under the 2000 Plan. On the last day of each year for ten years, starting in 2000, the share reserve will automatically be increased by a number of shares equal to the greater of: 5% of the Company's outstanding shares on a fully-diluted basis; or that number of shares subject to stock awards granted under the 2000 Plan during the prior 12-month period. However, the board may provide for a lesser number at any time prior to the calculation date.

2
In January 2000, the Company adopted the 2000 Non-Employees Directors' Stock Option Plan ("Director Plan"). The Director Plan provides for the automatic grant of options to purchase shares of common stock to non-employee directors. A total of 500,000 shares of the Company's common stock were initially authorized for issuance under the Director Plan. On the last day of each year for ten years, starting in 2000, the share reserve will automatically be increased by a number of shares equal to the greater of: 0.75% of the Company's outstanding shares on a fully-diluted basis; or that number of shares subject to options granted under the Director Plan during the prior 12-month period. However, the board may provide for a lesser number at any time prior to the calculation date.

3
In January 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each purchase period. A total of 300,000 shares of common stock were initially authorized for issuance under the ESPP. On the last day of each year for ten years, starting in 2000, the share reserve will automatically be increased by a number of shares equal to the greater of: 0.75% of the Company's outstanding shares on a fully-diluted basis; or that number of shares subject to stock awards granted under the plan during the prior 12-month period. However, the board may provide for a lesser number at any time prior to the calculation date.

4
In January 1995, the Company adopted the 1994 Employee, Director and Consultant Stock Option Plan ("1994 Plan"). The 1994 Plan provides for the issuance of incentive stock options, non-qualified stock options and stock purchase rights to key employees, directors, consultants and members of the Scientific Advisory Board. In September 1997, the Company adopted the 1997 Equity Incentive Plan ("1997 Plan"). The 1997 Plan amends and supercedes the 1994 Plan. This Plan was replaced by the 2000 Plan and no further options will be issued.

        In connection with the acquisition of Agritope in December 2000, the Company assumed all the options granted and outstanding to consultants and employees under the Agritope, Inc. 1997 Stock Award Plan. Each outstanding Agritope stock option was converted into the right to purchase the number of shares of the Company's common stock as determined using the applicable exchange ratio of 0.35. All other terms and conditions of the Agritope stock options did not change and such options will operate in accordance with their terms.

        The other information required by this Item will be contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is hereby incorporated by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item will be contained in the Proxy Statement under the caption "Certain Transactions," and is hereby incorporated by reference thereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this item will be contained in the Proxy Statement under the caption "Auditors' Fees," and is hereby incorporated by reference thereto.

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

  (3)
  The items listed on the Index to Exhibits on pages 81 through 84 are incorporated herein by reference.

(b)
Reports on Form 8-K.

  On December 16, 2003, we filed a current report on Form 8-K under Item 5, announcing the borrowing of an additional $30.0 million under the Loan and Security Agreement with SmithKlineBeecham Corporation.

  On November 5, 2003, we furnished a current report on Form 8-K under Item 12, describing and furnishing the press release announcing certain financial results and information for the quarter ended September 30, 2003.

  On October 31, 2003, we filed a current report on Form 8-K under Items 5 and 7, describing and furnishing the press release announcing the departure of the Company's President, Research and Development and Chief Scientific Officer.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on February 20, 2004.

EXELIXIS, INC.
By:	/s/ GEORGE A. SCANGOS, PH.D. George A. Scangos, Ph.D. President and Chief Executive Officer

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints GEORGE A. SCANGOS and FRANK KARBE, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and of the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE A. SCANGOS, PH.D. George A. Scangos, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2004
/s/ FRANK KARBE Frank Karbe	Chief Financial Officer (Principal Financial/Accounting Officer)	February 20, 2004
/s/ STELIOS PAPADOPOULOS, PH.D. Stelios Papadopoulos, Ph.D.	Chairman of the Board of Directors	February 20, 2004
/s/ CHARLES COHEN, PH.D.	Charles Cohen, Ph.D.Director	February 20, 2004
/s/ JASON S. FISHERMAN, M.D. Jason S. Fisherman, M.D.	Director	February 20, 2004
/s/ JEAN FRANCOIS FORMELA, M.D. Jean-Francois Formela, M.D.	Director	February 20, 2004
/s/ VINCENT MARCHESI, M.D., PH.D. Vincent Marchesi, M.D., Ph.D.	Director	February 20, 2004

/s/ FRANK MCCORMICK, PH.D. Frank McCormick, Ph.D	Director	February 20, 2004
/s/ LANCE WILLSEY, M.D. Lance Willsey, M.D.	Director	February 20, 2004

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Share Exchange and Assignment Agreement, dated April 23, 2001, by and among Exelixis, Inc. and the Artemis stockholders named therein(1)
2.2	Agreement and Plan of Merger and Reorganization, dated as of November 19, 2001, by and among Exelixis, Inc., Bluegreen Acquisition Sub, Inc. and Genomica Corporation.(2)
2.3	Agreement of Merger, dated as of June 28, 2002, between Exelixis, Inc. and Genomica Corporation.(12)
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.(3)
3.2	Amended and Restated Bylaws of Exelixis, Inc.(3)
4.1	Specimen Common Stock Certificate.(3)
4.2	Fourth Amended and Restated Registration Rights Agreement, dated February 26, 1999 among Exelixis, Inc. and Certain Stockholders of Exelixis, Inc.(3)
4.3	Warrant, dated August 17, 1998, to purchase 125,796 post-split shares of Exelixis, Inc. Series A preferred stock in favor of Comdisco, Inc.(3)
4.4	Warrant, dated August 17, 1998, to purchase 15,365 post-split shares of Exelixis, Inc. Series A preferred stock in favor of Greg Stento.(3)
4.5	Warrant, dated January 24, 1996, to purchase 267,857 post-split shares of Exelixis, Inc. Series B convertible stock in favor of MMC/GATX Partnership No. 1.(3)
4.6	Warrant, dated September 25, 1997, to purchase 63,750 post-split shares of Exelixis, Inc. common stock in favor of MMC/GATX Partnership No. 1.(3)
4.7	Warrant, dated November 15, 1999, to purchase 9,000 post-split shares of Exelixis, Inc. common stock in favor of Bristow Investments, L.P.(3)
4.8	Warrant, dated November 15, 1999, to purchase 101,250 post-split shares of Exelixis, Inc. common stock in favor of Slough Estates USA, Inc.(3)
4.9	Warrant, dated November 15, 1999, to purchase 2,250 post-split shares of Exelixis, Inc. common stock in favor of Laurence and Magdalena Shushan Trust.(3)
4.10	Warrant, dated April 1, 2000, to purchase 70,875 shares of Exelixis, Inc. common stock in favor of Slough Estates USA, Inc.(4)
4.11	Warrant, dated April 1, 2000, to purchase 6,300 shares of Exelixis, Inc. common stock in favor of Bristow Investments, L.P.(4)
4.12	Warrant, dated April 1, 2000, to purchase 1,575 shares of Exelixis, Inc. common stock in favor of Laurence and Magdalena Shushan Family Trust.(4)
4.13	Form of Convertible Promissory Note, dated May 22, 2001 by and between Exelixis, Inc. and Protein Design Labs, Inc.(5)
4.14	Form of Note Purchase Agreement, dated May 22, 2001 by and between Exelixis, Inc. and Protein Design Labs, Inc.(5)
10.1	Form of Indemnity Agreement.(3)
10.2*	1994 Employee, Director and Consultant Stock Plan.(3)

10.3*	1997 Equity Incentive Plan.(3)
10.4*	2000 Equity Incentive Plan.(3)
10.5*	2000 Non-Employee Directors' Stock Option Plan.(3)
10.6*	2000 Employee Stock Purchase Plan.(3)
10.7	Agritope, Inc. 1997 Stock Award Plan.(6)
10.8**	Collaboration Agreement, dated December 16, 1999, between Exelixis, Inc., Bayer Corporation and Genoptera LLC.(3)
10.9**	Operating Agreement, dated December 15, 1999, between Exelixis, Inc., Bayer Corporation and Genoptera LLC.(3)
10.10	Cooperation Agreement, dated September 15, 1998, between Exelixis, Inc. and Artemis Pharmaceuticals GmbH.(3)
10.11	Sublease Agreement, dated June 1, 1997, between Arris Pharmaceutical Corporation and Exelixis, Inc.(3)
10.12	Lease, dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.(3)
10.13	First Amendment to Lease, dated March 29, 2000, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.(4)
10.14	Master Lease Agreement, dated August 2, 2000, between Comdisco, Inc, and Exelixis, Inc.(7).
10.15	Addendum, dated as of August 31, 2000, to the Master Lease Agreement.(7)
10.16	Amendment No. 1 to the Master Lease Agreement, dated August 2, 2000, between Comdisco, Inc. and Exelixis, Inc.(7)
10.17	Purchase-Leaseback Agreement, dated August 2, 2000, between Comdisco, Inc. and Exelixis, Inc.(7)
10.18	Master Services Agreement, dated November 15, 1999, between Artemis Pharmaceuticals GmbH and Exelixis, Inc.(3)
10.19**	Research Collaboration and Technological Transfer Agreement, dated September 14, 1999, between Bristol-Myers Squibb Company and Exelixis, Inc.(3)
10.20**	Corporate Collaboration Agreement, dated February 26, 1999, between Pharmacia & Upjohn AB and Exelixis, Inc.(3)
10.21**	Amendment to Corporate Collaboration Agreement, dated October, 1999, between Pharmacia & Upjohn AB and Exelixis, Inc.(3)
10.22**	Mechanism of Action Collaboration Agreement, dated July 11, 2000 between Exelixis, Inc. and Dow AgroSciences LLC.(8)
10.24*	Employment Agreement, dated September 13, 1996, between George Scangos, Ph.D. and Exelixis, Inc.(3)
10.25*	Employment Agreement, dated April 14, 1997, between Geoffrey Duyk, M.D., Ph.D. and Exelixis, Inc.(3)

10.26*	Employment Agreement, dated October 19, 1999, between Glen Y. Sato, Chief Financial Officer and Vice President, Legal Affairs and Exelixis, Inc.(3)
10.27	Master Lease Agreement, dated April 9, 2001, between GE Capital Corporation and Exelixis, Inc.(9)
10.28**	Collaboration Agreement, dated May 22, 2001, by and between Exelixis, Inc. and Protein Design Labs, Inc.(5)
10.29	Form of Stock Purchase Agreement, dated as of July 17, 2001, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.(14)
10.30**	Cancer Collaboration Agreement, dated July 17, 2001, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.(10)
10.31**	License Agreement, dated July 17, 2001, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.(10)
10.32	Sublease, dated March 8, 2002, by and between Tularik, Inc. and Exelixis, Inc.(11)
10.33	Sublease, dated April 12, 2002, by and between Toshiba America Medical Systems, Inc. and Exelixis, Inc.(12)
10.34	Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc.(12)
10.35	Software License and Asset Acquisition Agreement, dated April 4, 2002, by and between Visualize, Inc. and Exelixis, Inc.(12)
10.36**	Product Development and Commercialization Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.(13)
10.37**	Stock Purchase and Stock Issuance Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.(13)
10.38**	Loan and Security Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.(13)
10.39	Lease Amendment, dated November 7, 2002, by and between Pacific Realty Associates, L.P. and Exelixis, Inc.(15)
10.40	Employment Agreement, dated January 4, 2002, between Robert Myers and Exelixis, Inc.(15)
10.41**	Amended and Restated Cancer Collaboration Agreement, dated as of December 15, 2003, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.
21.1	Subsidiaries of Exelixis, Inc.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (contained on signature page).
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1***
Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350)

*
Management contract or compensatory plan.

**
Confidential treatment granted for certain portions of this exhibit.

***
This certification accompanies this Annual Report on Form 10-K, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

1.
Filed as an Exhibit to Exelixis, Inc.'s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2001 and incorporated herein by reference.

2.
Filed as an Annex A to Exelixis, Inc.'s Registration Statement on Form S-4 (File No. 333-74120), as filed with the Securities and Exchange Commission on November 29, 2001 and incorporated herein by reference.

3.
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

9.
Filed as a Exhibit to Exelixis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Securities and Exchange Commission on May 15, 2001 and incorporated herein by reference.

10.
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

14.
Filed as an Exhibit to Exelixis' Registration Statement on Form S-3 (File No. 333-68436), as filed with the Securities and Exchange Commission on August 27, 2001 and incorporated herein by reference.

15.
Filed as an Exhibit to Exelixis' Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 7, 2003 and incorporated herein by reference.

QuickLinks

EXELIXIS, INC. FORM 10-K INDEX
PART I
  ITEM 1. BUSINESS
RISK FACTORS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EXELIXIS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
EXELIXIS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
EXELIXIS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
EXELIXIS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
EXELIXIS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS