Form 10-K/A
period 2003-12-31
EXELIXIS INC
filed 2004-02-25
CIK 939767

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

        No documents are incorporated by reference into this Form 10-K/A.

EXPLANATORY NOTE

        We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on February 20, 2004, solely for the purpose of adding the Amended and Restated Cancer Collaboration Agreement, dated as of December 15, 2003, by and between Exelixis, Inc. and Bristol-Myers Squibb Company as Exhibit 10.41, which was inadvertently omitted from the prior filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are including Item 15 below, which incorporates by reference the items listed on the Index to Exhibits. Except as specifically indicated herein, no other information included in our Annual Report on Form 10-K is amended by this Form 10-K/A.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on February 25, 2004.

EXELIXIS, INC.
By:	/s/ GEORGE A. SCANGOS, PH.D. George A. Scangos, Ph.D. President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and of the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE A. SCANGOS, PH.D. George A. Scangos, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2004
* Frank Karbe	Chief Financial Officer (Principal Financial/Accounting Officer)	February 25, 2004
* Stelios Papadopoulos, Ph.D.	Chairman of the Board of Directors	February 25, 2004
* Charles Cohen, Ph.D.	Director	February 25, 2004
* Jason S. Fisherman, M.D.	Director	February 25, 2004
* Jean-Francois Formela, M.D.	Director	February 25, 2004
* Vincent Marchesi, M.D., Ph.D.	Director	February 25, 2004
* Frank McCormick, Ph.D	Director	February 25, 2004
* Lance Willsey, M.D.	Director	February 25, 2004
*By:	/s/ GEORGE A. SCANGOS, PH.D. George A. Scangos, Ph.D. Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Share Exchange and Assignment Agreement, dated April 23, 2001, by and among Exelixis, Inc. and the Artemis stockholders named therein(1)
2.2	Agreement and Plan of Merger and Reorganization, dated as of November 19, 2001, by and among Exelixis, Inc., Bluegreen Acquisition Sub, Inc. and Genomica Corporation.(2)
2.3	Agreement of Merger, dated as of June 28, 2002, between Exelixis, Inc. and Genomica Corporation.(12)
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.(3)
3.2	Amended and Restated Bylaws of Exelixis, Inc.(3)
4.1	Specimen Common Stock Certificate.(3)
4.2	Fourth Amended and Restated Registration Rights Agreement, dated February 26, 1999 among Exelixis, Inc. and Certain Stockholders of Exelixis, Inc.(3)
4.3	Warrant, dated August 17, 1998, to purchase 125,796 post-split shares of Exelixis, Inc. Series A preferred stock in favor of Comdisco, Inc.(3)
4.4	Warrant, dated August 17, 1998, to purchase 15,365 post-split shares of Exelixis, Inc. Series A preferred stock in favor of Greg Stento.(3)
4.5	Warrant, dated January 24, 1996, to purchase 267,857 post-split shares of Exelixis, Inc. Series B convertible stock in favor of MMC/GATX Partnership No. 1.(3)
4.6	Warrant, dated September 25, 1997, to purchase 63,750 post-split shares of Exelixis, Inc. common stock in favor of MMC/GATX Partnership No. 1.(3)
4.7	Warrant, dated November 15, 1999, to purchase 9,000 post-split shares of Exelixis, Inc. common stock in favor of Bristow Investments, L.P.(3)
4.8	Warrant, dated November 15, 1999, to purchase 101,250 post-split shares of Exelixis, Inc. common stock in favor of Slough Estates USA, Inc.(3)
4.9	Warrant, dated November 15, 1999, to purchase 2,250 post-split shares of Exelixis, Inc. common stock in favor of Laurence and Magdalena Shushan Trust.(3)
4.10	Warrant, dated April 1, 2000, to purchase 70,875 shares of Exelixis, Inc. common stock in favor of Slough Estates USA, Inc.(4)
4.11	Warrant, dated April 1, 2000, to purchase 6,300 shares of Exelixis, Inc. common stock in favor of Bristow Investments, L.P.(4)
4.12	Warrant, dated April 1, 2000, to purchase 1,575 shares of Exelixis, Inc. common stock in favor of Laurence and Magdalena Shushan Family Trust.(4)
4.13	Form of Convertible Promissory Note, dated May 22, 2001 by and between Exelixis, Inc. and Protein Design Labs, Inc.(5)
4.14	Form of Note Purchase Agreement, dated May 22, 2001 by and between Exelixis, Inc. and Protein Design Labs, Inc.(5)
10.1	Form of Indemnity Agreement.(3)
10.2*	1994 Employee, Director and Consultant Stock Plan.(3)
10.3*	1997 Equity Incentive Plan.(3)
10.4*	2000 Equity Incentive Plan.(3)
10.5*	2000 Non-Employee Directors' Stock Option Plan.(3)
10.6*	2000 Employee Stock Purchase Plan.(3)

10.7	Agritope, Inc. 1997 Stock Award Plan.(6)
10.8**	Collaboration Agreement, dated December 16, 1999, between Exelixis, Inc., Bayer Corporation and Genoptera LLC.(3)
10.9**	Operating Agreement, dated December 15, 1999, between Exelixis, Inc., Bayer Corporation and Genoptera LLC.(3)
10.10	Cooperation Agreement, dated September 15, 1998, between Exelixis, Inc. and Artemis Pharmaceuticals GmbH.(3)
10.11	Sublease Agreement, dated June 1, 1997, between Arris Pharmaceutical Corporation and Exelixis, Inc.(3)
10.12	Lease, dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.(3)
10.13	First Amendment to Lease, dated March 29, 2000, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.(4)
10.14	Master Lease Agreement, dated August 2, 2000, between Comdisco, Inc, and Exelixis, Inc.(7).
10.15	Addendum, dated as of August 31, 2000, to the Master Lease Agreement.(7)
10.16	Amendment No. 1 to the Master Lease Agreement, dated August 2, 2000, between Comdisco, Inc. and Exelixis, Inc.(7)
10.17	Purchase-Leaseback Agreement, dated August 2, 2000, between Comdisco, Inc. and Exelixis, Inc.(7)
10.18	Master Services Agreement, dated November 15, 1999, between Artemis Pharmaceuticals GmbH and Exelixis, Inc.(3)
10.19**	Research Collaboration and Technological Transfer Agreement, dated September 14, 1999, between Bristol-Myers Squibb Company and Exelixis, Inc.(3)
10.20**	Corporate Collaboration Agreement, dated February 26, 1999, between Pharmacia & Upjohn AB and Exelixis, Inc.(3)
10.21**	Amendment to Corporate Collaboration Agreement, dated October, 1999, between Pharmacia & Upjohn AB and Exelixis, Inc.(3)
10.22**	Mechanism of Action Collaboration Agreement, dated July 11, 2000 between Exelixis, Inc. and Dow AgroSciences LLC.(8)
10.24*	Employment Agreement, dated September 13, 1996, between George Scangos, Ph.D. and Exelixis, Inc.(3)
10.25*	Employment Agreement, dated April 14, 1997, between Geoffrey Duyk, M.D., Ph.D. and Exelixis, Inc.(3)
10.26*	Employment Agreement, dated October 19, 1999, between Glen Y. Sato, Chief Financial Officer and Vice President, Legal Affairs and Exelixis, Inc.(3)
10.27	Master Lease Agreement, dated April 9, 2001, between GE Capital Corporation and Exelixis, Inc.(9)
10.28**	Collaboration Agreement, dated May 22, 2001, by and between Exelixis, Inc. and Protein Design Labs, Inc.(5)
10.29	Form of Stock Purchase Agreement, dated as of July 17, 2001, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.(14)
10.30**	Cancer Collaboration Agreement, dated July 17, 2001, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.(10)

10.31**	License Agreement, dated July 17, 2001, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.(10)
10.32	Sublease, dated March 8, 2002, by and between Tularik, Inc. and Exelixis, Inc.(11)
10.33	Sublease, dated April 12, 2002, by and between Toshiba America Medical Systems, Inc. and Exelixis, Inc.(12)
10.34	Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc.(12)
10.35	Software License and Asset Acquisition Agreement, dated April 4, 2002, by and between Visualize, Inc. and Exelixis, Inc.(12)
10.36**	Product Development and Commercialization Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.(13)
10.37**	Stock Purchase and Stock Issuance Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.(13)
10.38**	Loan and Security Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.(13)
10.39	Lease Amendment, dated November 7, 2002, by and between Pacific Realty Associates, L.P. and Exelixis, Inc.(15)
10.40	Employment Agreement, dated January 4, 2002, between Robert Myers and Exelixis, Inc.(15)
10.41**	Amended and Restated Cancer Collaboration Agreement, dated as of December 15, 2003, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.
21.1	Subsidiaries of Exelixis, Inc.(16)
23.1	Consent of Ernst & Young LLP, Independent Auditors.(16)
24.1	Power of Attorney (contained on signature page).(16)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1***	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350)(16)

*
Management contract or compensatory plan.

**
Confidential treatment granted for certain portions of this exhibit.

***
This certification accompanies this Annual Report on Form 10-K/A, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Annual Report on Form 10-K/A), irrespective of any general incorporation language contained in such filing.

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

16.
Filed as an Exhibit to Exelixis' Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on February 20, 2004 and incorporated herein by reference.

QuickLinks

  EXPLANATORY NOTE
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS