Form 10-Q
period 2004-03-31
EXELIXIS INC
filed 2004-05-04
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

On April 29, 2004, there were 71,896,139 shares of common stock, par value $.001 per share, of Exelixis, Inc. outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

ITEM 1. FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	December 31, 2003 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,323	$111,828
Short-term investments	121,551	125,264
Other receivables	3,556	3,846
Other current assets	3,780	3,156
Total current assets	209,210	244,094

Restricted cash and investments	5,137	4,838
Property and equipment, net	32,077	33,500
Goodwill	67,364	67,364
Other intangibles, net	3,969	4,136
Other assets	3,900	3,862
Total assets	$321,657	$357,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,938	$6,151
Other accrued expenses	11,867	10,400
Accrued compensation and benefits	4,914	6,139
Current portion of capital lease obligations	3,408	4,490
Current portion of notes payable and bank obligations	4,658	5,367
Deferred revenue	20,029	21,579
Total current liabilities	47,814	54,126

Capital lease obligations	1,136	1,790
Notes payable and bank obligations	13,273	14,437
Convertible promissory note and loan	85,000	85,000
Other long-term liabilities	1,734	1,184
Deferred revenue	38,053	39,775
Total liabilities	187,010	196,312

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	72	71
Additional paid-in-capital	543,922	541,917
Notes receivable from stockholders	—	(53)
Deferred stock compensation, net	—	(33)
Accumulated other comprehensive income	1,624	1,708
Accumulated deficit	(410,971)	(382,128)
Total stockholders’ equity	134,647	161,482

Total liabilities and stockholders’ equity	$321,657	$357,794

(1) The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Revenues:
Contract and government grants	$8,764	$9,202
License	3,128	3,128
Total revenues	11,892	12,330

Operating expenses:
Research and development	34,224	30,303
General and administrative	5,576	5,168
Restructuring charge	537	—
Amortization of intangibles	166	166
Total operating expenses	40,503	35,637

Loss from operations	(28,611)	(23,307)

Other income (expense):
Interest income	916	1,226
Interest expense	(1,233)	(918)
Other income (expense), net	85	36
Total other income (expense)	(232)	344

Loss before income taxes	(28,843)	(22,963)

Provision for income taxes	—	95

Net loss	$(28,843)	$(23,058)

Net loss per share, basic and diluted	$(0.40)	$(0.39)

Shares used in computing basic and diluted net loss per share	71,512	59,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(28,843)	$(23,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,478	3,964
Stock compensation expense	33	444
Non-cash portion of restructuring charge	(150)	—
Amortization of intangibles	166	166
Other	562	95
Changes in assets and liabilities:
Other receivables	792	(389)
Other current assets	(446)	(501)
Other assets	(315)	222
Accounts payable and other accrued expenses	(2,613)	809
Other long-term liabilities	550	250
Deferred revenue	(3,228)	2,569
Net cash used in operating activities	(29,014)	(15,429)

Cash flows from investing activities:
Purchases of property and equipment	(3,062)	(2,661)
Changes in restricted cash and investments	(299)	(1,849)
Proceeds from maturities of short-term investments	29,307	59,440
Purchases of short-term investments	(25,874)	(51,247)
Net cash provided by investing activities	72	3,683

Cash flows from financing activities:
Proceeds from exercise of stock options, net of repurchases	721	99
Repayment of notes from stockholders	53	365
Payments on capital lease obligations	(1,736)	(1,681)
Proceeds from bank obligations	—	2,034
Principal payments on notes payable and bank obligations	(1,553)	(539)
Net cash provided by (used in) financing activities	(2,515)	278

Effect of foreign exchange rates on cash and cash equivalents	(48)	92

Net decrease in cash and cash equivalents	(31,505)	(11,376)
Cash and cash equivalents, at beginning of period	111,828	84,522

Cash and cash equivalents, at end of period	$80,323	$73,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(unaudited)

NOTE 1  Organization and Summary of Significant Accounting Policies

Organization

Exelixis, Inc. (“Exelixis” or the “Company”) is a biotechnology company whose primary mission is to leverage its biological expertise and integrated drug discovery capabilities to develop high quality, differentiated pharmaceutical products in the treatment of cancer and other serious diseases. The Company uses comparative genomics and model system genetics to find new drug targets and compounds that it believes would be difficult or impossible to uncover using other experimental approaches.  The Company’s research is designed to identify novel genes and proteins expressed by those genes that, when changed, either decrease or increase the activity in a specific disease pathway in a therapeutically relevant manner.  These genes and proteins represent either potential product targets or drugs that may treat disease or prevent disease initiation or progression. The Company’s most advanced pharmaceutical programs focus on drug discovery and development of small molecules in cancer.  The company also believes that its proprietary technologies are valuable to other industries whose products can be enhanced by an understanding of DNA or proteins, including the agrochemical, agricultural and diagnostic industries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the periods presented have been included.   Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any future period.  These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2004.

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

		Three Months Ended March 31,
		2004	2003
Net loss:
As reported		$(28,843)	$(23,058)
Add:	Stock-based employee compensation expense included in reported net loss	32	444
Deduct:	Total stock-based employee compensation expense determined under fair value method for all awards	(5,581)	(5,723)
Pro forma net loss		$(34,392)	$(28,337)

Net loss per share (basic and diluted):
As reported		$(0.40)	$(0.39)
Pro forma		$(0.48)	$(0.48)

Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three-month periods ended March 31, 2004 and 2003 is not necessarily representative of the pro forma effects on the results of operations for future periods.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The Company adopted the remaining provisions of FIN 46 on January 1, 2004, related to variable interests held prior to January 31, 2003, and the adoption did not have a material impact on its financial condition or results of operations.

NOTE 2  Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges and cumulative translation adjustments.  Comprehensive income (loss) for the three-month periods ended March 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(28,843)	$(23,058)
Increase (decrease) in unrealized gains on available-for-sale securities	175	(29)
Increase in unrealized gains on cash flow hedges	—	132
Increase (decrease) in cumulative translation adjustment	(31)	105
Reclass of cumulative translation adjustment to income	(228)	—
Comprehensive loss	$(28,927)	$(22,850)

NOTE 3  Restructuring

During the third quarter of 2003, the Company implemented a worldwide restructuring of its research and development organization designed to reallocate resources and enhance the efficiency of its operations. The restructuring included a reduction in force of 61 research personnel located in South San Francisco, California and Tübingen, Germany, closure of the Company’s Tübingen location and relocation of certain research activities and employees from Tübingen to South San Francisco.  The restructuring plan is substantially complete as of the first quarter of 2004.

In connection with the restructuring plan, the Company has recorded a cumulative charge of approximately $1.5 million to date in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), of which approximately $537,000 was recorded during the three months ended March 31, 2004. This charge primarily consists of severance, retention bonuses, relocation, lease buyout costs and legal and outplacement services fees. The restructuring charge also includes non-cash activity including an impairment of assets of approximately $78,000 and a gain on closure of the Company’s Tübingen facility of approximately $228,000 related to the removal from equity of the cumulative currency translation adjustment attributable to the Tübingen location.  The current balance of the remaining restructuring liability is included under the caption, “Other Accrued Expenses,” on the balance sheet and is summarized in the following table (in thousands):

	Restructuring Liability at December 31, 2003	Restructuring Expenses Incurred During the Period (1)	Cash Payments	Exchange Rate Impact on Liability	Restructuring Liability at March 31, 2004

Severance and benefits	$389	$81	$(354)	$—	$116
Legal and other fees	18	128	(62)	(3)	81
Lease buyout costs	—	307	(51)	(3)	253
Relocation	6	171	(76)	—	101
	$413	$687	$(543)	$(6)	$551

(1) Excludes a net gain of $150,000 relating to non-cash items.

The Company does not expect to record any additional expenses related to this restructuring plan.

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

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2003 audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on February 20, 2004. Operating results are not necessarily indicative of results that may occur in future periods.  We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

Our primary mission is to develop proprietary human therapeutics by leveraging our integrated discovery platform to increase the speed, efficiency and quality of pharmaceutical product discovery and development.  We have generated a substantial development pipeline of small molecule cancer compounds that we believe are therapeutically differentiated and commercially valuable. The pipeline is led by XL119, our Phase 3 cancer compound, and includes XL784, XL647, XL999, XL844, XL820, XL880 and additional novel cancer-related compounds arising from our gene-to-drug platform.

We have incurred net losses since inception and expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies.  As of March 31, 2004, we had approximately $207.0 million in cash, cash equivalents, short-term investments and restricted cash and investments.  We anticipate that our current cash, cash equivalents, short-term investments and funding to be received from current collaborators will enable us to maintain our currently planned operations for at least the next two years.  Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect.

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

Recent Developments

Clinical update

Our clinical pipeline continues to advance.  The following summarizes the status of our clinical and preclinical development pipeline and serves as an update to the disclosures we made in the business section of our Annual Report on Form 10-K for the year ended December 31, 2003. Several compounds in our pipeline, such as XL647 and XL999 and others, are Spectrum Selective Kinase Inhibitors™ that target proteins involved in both tumor proliferation and angiogenesis. Each compound has a different inhibition spectrum of receptor tyrosine kinases (“RTKs”), and each has the potential to maximize efficacy through simultaneous inhibition of multiple RTKs.

•                  XL119 – We anticipate that the Phase 3 clinical trial will begin in the second quarter of 2004. The National Cancer Institute (“NCI”) may also expand its Phase 2 program to include additional tumor types or combination studies.  Drug substance to be used in company-sponsored clinical trials has been manufactured in bulk supply by third-party suppliers.  We expect that the available supply of the compound will be sufficient to support our clinical needs as well as any trials that may be initiated by the NCI. In March 2004, the FDA granted orphan drug designation to XL119.

•                  XL784 – Data from a Phase 1 clinical trial of orally administered XL784 in 70 healthy volunteers showed single doses of the compound to be free of side effects and to have an attractive pharmacokinetic profile. In 2004, we plan to pursue a development path in renal disease. We plan to develop a new formulation suitable for chronic administration in patients with renal failure with the intention of moving the compound through development.

•                  XL647 – The IND for XL647 was filed in February 2004 and is currently active. We plan to initiate the Phase 1 clinical trial in the second quarter of 2004.

•                  XL999 – We anticipate filing an IND application for XL999 in the second quarter of 2004.

•                  XL844 – We anticipate filing an IND application for XL844 in early 2005.

•                  XL820 – We advanced XL820 into preclinical development during the first quarter of 2004, with the goal of filing an IND application for the compound in the first half of 2005.  XL820 is a selective inhibitor of RTKs, demonstrating potent inhibitory activity in biochemical and cellular assays against KIT, FLT3, PDGFR and KDR. It has also demonstrated potent inhibitory activity in cellular autophosphorylation assays against mutationally activated forms of human KIT and FLT3 that have been implicated in some human cancers.  XL820 has displayed favorable pharmaceutical properties and oral bioavailability in preclinical models and shows sustained inhibition of target RTKs in vivo following a single oral dose.  At doses consistent with those required for target modulation in vivo, XL820 exhibits dose-dependent growth inhibition in tumor models for breast carcinomas, gliomas and leukemia and has been shown to cause tumor regression.  Consistent with its spectrum of activity, analysis of tumors from XL820-treated animals shows significant increase in tumor cell death and decreases in both tumor vascularity and tumor cell proliferation.

•                  XL880 – We advanced XL880 into preclinical development during the first quarter of 2004, with the goal of filing an IND application for the compound in the first half of 2005.  XL880 is an inhibitor of MET and VEGFR. The compound has demonstrated favorable pharmaceutical properties and oral bioavailability in preclinical models and showed sustained inhibition of target RTKs in vivo following a single oral dose. The compound has demonstrated dose-dependent growth inhibition of tumor models for breast, colon and small cell lung cancer and glioblastoma and has been shown in tumor models to cause tumor regression. Consistent with its spectrum of activity, analysis of tumors from XL880-treated animals shows significant increase in tumor cell hypoxia and death and decreases in both tumor vascularity and tumor cell proliferation.

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the prior year period are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2004	2003
Total revenues	$ 11.9	$ 12.3
Dollar increase (decrease)	$ (0.4)
Percentage increase (decrease)	(3)%

The decrease in revenues from 2003 to 2004 was primarily a result of the successful conclusion of our collaboration with Protein Design Labs in May 2003, partially offset by an increase in revenues from compound deliveries under our combinatorial chemistry collaborations.

Research and Development Expenses

Total research and development expenses and dollar and percentage changes as compared to the prior year period are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2004	2003
Total R&D expense	$ 34.2	$ 30.3
Dollar increase	$ 3.9
Percentage increase	13%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies, consulting and facilities costs.  The increase in 2004 over 2003 resulted primarily from the following costs:

•                  Personnel – Staffing costs increased 8% to $12.3 million primarily due to merit pay increases for employees and increasing employee benefit costs.  Salaries, bonuses, related fringe benefits, recruiting and relocation costs are included in personnel costs.

•                  Lab Supplies – Lab supplies expense increased 19% to $6.5 million due primarily to an increase in drug discovery activities such as lead optimization, high throughput screening and compound synthesis.

•                  Facilities – As a result of our expanding drug discovery and development operations, facilities expense increased 42% to $4.4 million primarily due to our March 2003 expansion into an additional building in South San Francisco, California.

The table below summarizes the status of our current drug candidates:

Program	Clinical Status
XL119	Expect to initiate a Phase 3 clinical trial in the second quarter of 2004
XL784	Completed a Phase 1 clinical trial
XL647	Expect to initiate a Phase 1 clinical trial in the second quarter of 2004
XL999	Expect to file an IND application in the second quarter of 2004
XL844	Expect to file an IND application in early 2005
XL820	Expect to file an IND application in the first half of 2005
XL880	Expect to file an IND application in the first half of 2005

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

We expect that research and development expenses will continue to increase in the future as we advance our compounds through development.  We currently do not have estimates of total costs to reach the market by a particular drug candidate or in total.  Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize products.  In addition, clinical trials of our potential products may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.

General and Administrative Expenses

Total general and administrative expenses and dollar and percentage changes as compared to the prior year period are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2004	2003
Total G&A expense	$ 5.6	$ 5.2
Dollar increase	$ 0.4
Percentage increase	8%

General and administrative expenses consist primarily of staffing costs to support our research activities, facilities costs and depreciation expense. The increase in 2004 from 2003 was primarily due to merit pay increases for employees as well as an increase in facilities costs due to our March 2003 expansion into an additional building in South San Francisco, California.

Amortization of Intangibles

Intangibles result from our acquisitions of Genomica, Artemis and Agritope (renamed Exelixis Plant Sciences).  Total amortization expense related to these intangibles is expected to be $666,000 for the year ending December 31, 2004.

Restructuring Charge

In the third quarter of 2003, we implemented a restructuring of our research and development organization designed to reallocate resources and enhance the efficiency of our operations. The restructuring included a reduction in force of 61 research personnel located in South San Francisco, California and Tübingen, Germany, closure of our Tübingen facility and relocation of certain research activities and employees from Tübingen to South San Francisco. The restructuring plan is substantially complete as of March 31, 2004.

In connection with the restructuring plan, we recorded a cumulative charge of approximately $1.5 million to date in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), of which approximately $537,000 was recorded during the three months ended March 31, 2004.  This charge consists primarily of severance, retention bonuses, relocation, lease buyout costs and legal and outplacement services fees. The restructuring charge also includes non-cash activity including an impairment of assets of approximately $78,000 and a gain on closure of our Tübingen facility of approximately $228,000 related to the removal from equity of the cumulative currency translation adjustment attributable to the Tübingen location.  We do not expect to record any additional expenses associated with this restructuring, as the restructuring plan is substantially complete.

Other Income (Expense), Net

Total other income (expense), net and dollar and percentage changes as compared to the prior year period are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2004	2003
Other income (expense), net	$ (0.2)	$ 0.3
Dollar increase (decrease)	$ (0.5)
Percentage increase (decrease)	(167)%

Other income, net consists primarily of interest income earned on cash, cash equivalents and short-term investments, offset by interest expense incurred on notes payable, bank obligations and capital lease obligations.  The decrease in 2004 from 2003 was the result of a decrease in interest income due to an overall decline in interest rates coupled with an increase in interest expense related to an increase in our long-term debt.

Income Taxes

We have incurred net losses since inception and, consequently, have not recorded any U.S. federal or state income taxes.  We recorded a tax provision of approximately $95,000 during the three months ended March 31, 2003 related to income earned in our foreign operations.  Due to the tax implications associated with our 2003 restructuring plan, we reversed the tax provision in the fourth quarter of 2003.

Liquidity and Capital Resources

Cash Requirements

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income.  In addition, we acquired Genomica in December 2001, including $109.6 million in cash and investments.  As of March 31, 2004, we had approximately $207.0 million in cash, cash equivalents, short-term investments and restricted cash and investments.

We have incurred net losses since inception, including a net loss of approximately $28.8 million for the three months ended March 31, 2004, and expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies.  We anticipate that our current cash, cash equivalents, short-term investments and funding to be received from current collaborators will enable us to maintain our currently planned operations for at least the next two years.  It is possible that we will seek additional financing within this timeframe through public or private financing, collaborative relationships or other arrangements.  Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect.

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

If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

Sources and Uses of Cash

Our operating activities used cash of approximately $29.0 million and $15.4 million for the three-months ended March 31, 2004 and 2003, respectively. Cash used in operating activities relates primarily to funding net losses, changes in deferred revenue from collaborators and changes in accounts payable and other accrued expenses, partially offset by non-cash charges related to depreciation and amortization.  We expect to use cash for operating activities for at least the next several years as we continue to incur net losses associated with our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies.

Our investing activities provided cash of approximately $72,000 and $3.7 million for the three-months ended March 31, 2004 and 2003, respectively. Changes in cash from investing activities are primarily due to purchases and maturities of short-term investments and purchases of property and equipment.  We expect to continue to make significant investments in research and development and our administrative infrastructure, including the purchase of property and equipment to support our expanding drug discovery and development operations.

Our financing activities used cash of approximately $2.5 million and provided cash of approximately $278,000 for the three-months ended March 31, 2004 and 2003, respectively.  Changes in cash from financing activities are primarily due to payments and proceeds associated with equipment financing facilities and bank obligations.  We finance property and equipment purchases through equipment financing facilities, such as capital leases, notes and bank obligations.  Over the next several years, we are required to make certain payments on capital leases, notes, bank obligations and loans from collaborators.  Under our collaboration agreement with GSK, we have the option to sell additional shares of common stock to GSK and draw up to another $30 million under a loan facility for use in our efforts under the collaboration. GSK may elect to expand the collaboration, upon which the loan facility, as well as development funding and milestone payments, would be significantly expanded.

RISK FACTORS

Risks Related to Our Financial Results and Need for Additional Financing

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses each year since our inception, including a net loss of approximately $28.8 million for the three months ended March 31, 2004. As of that date, we had an accumulated deficit of approximately $411.0 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development. In 2001, we acquired XL119, a rebeccamycin analogue that was in Phase 2 clinical development.  We are currently undertaking activities leading to the initiation of the Phase 3 clinical trial of XL119 as a potential treatment for bile duct tumors, with the goal of beginning the study in the second quarter of 2004.  We have conducted Phase 1 clinical trials for XL784, a potent inhibitor of the ADAM-10 metalloprotease enzyme, and plan to pursue a development path in renal and cardiovascular disease.  In addition, during the first quarter of 2004, we filed an IND application for XL647, a potent inhibitor of RTKs that are implicated in driving tumor proliferation and vascularization, and plan on initiating a Phase 1 clinical trial during the second quarter of 2004.  In the last year, we have added multiple potential anticancer compounds to our development pipeline, and we anticipate filing IND applications for additional product candidates during the next twelve months.  As a result, we expect that our operating expenses will increase significantly in the near term, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.  Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

In addition, changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. If we raise additional funds through collaboration arrangements with third parties, it will be necessary to relinquish some rights to our technologies or our product candidates, or we may be required to grant licenses on terms that are not favorable to us.

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

In July 2001, we acquired our XL119 cancer compound, a rebeccamycin analogue, for which we plan to initiate a Phase 3 clinical trial in the second quarter of 2004. We have completed Phase 1 clinical trials for XL784, a potent inhibitor of the ADAM-10 metalloprotease enzyme.  We will have to conduct additional clinical testing in order to meet FDA requirements for regulatory approval of these and other product candidates. We have limited experience in conducting clinical trials and may not be able to rapidly or effectively continue the further development of these compounds or meet current or future requirements identified based on our discussions with the FDA. We do not know whether our planned clinical trials will begin on time, will be completed on schedule, or at all, will be sufficient for registration of these compounds or will result in approvable products.

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

We currently do not have manufacturing capabilities or experience necessary to produce materials for clinical trials, including XL119, XL784 and XL647. We intend to rely on collaborators and third-party contractors to produce materials necessary for preclinical and clinical testing.  We will rely on selected manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or GMP.  These outsourcing efforts with respect to manufacturing clinical supplies will result in a dependence on our suppliers to timely manufacture and deliver sufficient quantities of materials produced under GMP conditions to enable us to conduct planned clinical trials and, if possible, to bring products to market in a timely manner.

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

We have experienced a period of rapid and substantial growth that has placed, and our anticipated growth in the future will continue to place, a strain on our research, administrative and operational infrastructure. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our reporting systems and procedures as well as our operational, financial and management controls. In addition, recent SEC rules and regulations have increased the internal control and regulatory requirements under which we operate. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

•                  announcement of FDA approval or non-approval, or delays in the FDA review process, of our or our collaborators’ product candidates or those of our competitors or actions taken by regulatory agencies with respect to our, our collaborators’ or our competitors’ clinical trials;

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

•                  the ability of our Board of Directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board of Directors; and

•                  limitations on the removal of directors.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Based on their evaluation as of the end of the period covered by this Quarterly Report, our principal executive officer and principal financial officer have concluded that Exelixis’ disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were sufficiently effective to ensure that the information required to be disclosed by Exelixis in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in Exelixis’ internal controls.  Accordingly, no corrective actions were required or undertaken.

Limitations on the effectiveness of controls.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of March 31, 2004 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

(b)         Reports on Form 8-K

On February 17, 2004, we furnished a current report on Form 8-K under Item 12, describing and furnishing the press release announcing certain financial results and information for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIXIS, INC.

Date: May 4, 2004	/s/ Frank Karbe
Frank Karbe
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Exhibit Description
3.1	*	Amended and Restated Certificate of Incorporation of Exelixis, Inc.
3.2	*	Amended and Restated Bylaws of Exelixis, Inc.
4.1	*	Specimen Common Stock Certificate.
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	**

Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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