Form 10-Q
period 2004-06-30
EXELIXIS INC
filed 2004-08-05
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

On July 30, 2004, there were 72,159,254 shares of common stock, par value $.001 per share, of Exelixis, Inc. outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

ITEM 1. FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 38,924	$ 111,828
Short-term investments	123,722	125,264
Other receivables	2,477	3,846
Other current assets	5,116	3,156
Total current assets	170,239	244,094

Restricted cash and investments	7,635	4,838
Property and equipment, net	33,794	33,500
Goodwill	67,364	67,364
Other intangibles, net	3,858	4,136
Other assets	4,304	3,862
Total assets	$ 287,193	$ 357,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 1,811	$ 6,151
Other accrued expenses	10,371	10,400
Accrued compensation and benefits	5,049	6,139
Current portion of capital lease obligations	2,679	4,490
Current portion of notes payable and bank obligations	5,405	5,367
Deferred revenue	15,251	21,579
Total current liabilities	40,565	54,126

Capital lease obligations	627	1,790
Notes payable and bank obligations	13,271	14,437
Convertible promissory note and loan	85,000	85,000
Other long-term liabilities	2,515	1,184
Deferred revenue	38,099	39,775
Total liabilities	180,077	196,312

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	73	71
Additional paid-in-capital	546,569	541,917
Notes receivable from stockholders	—	(53)
Deferred stock compensation, net	—	(33)
Accumulated other comprehensive income	736	1,708
Accumulated deficit	(440,262)	(382,128)
Total stockholders’ equity	107,116	161,482

Total liabilities and stockholders’ equity	$ 287,193	$ 357,794

(1) The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Contracts	$ 9,431	$ 9,877	$ 18,195	$ 19,079
License	3,128	3,128	6,256	6,256
Total revenues	12,559	13,005	24,451	25,335

Operating expenses:
Research and development	34,416	32,453	68,640	62,756
General and administrative	4,702	4,701	10,278	9,869
Restructuring charge	1,738	—	2,275	—
Acquired in-process research and development	395	—	395	—
Amortization of intangibles	167	167	333	333
Total operating expenses	41,418	37,321	81,921	72,958

Loss from operations	(28,859)	(24,316)	(57,470)	(47,623)

Other income (expense):
Interest income	782	1,042	1,698	2,268
Interest expense	(1,221)	(914)	(2,454)	(1,832)
Other income (expense), net	7	838	92	874
Total other income (expense)	(432)	966	(664)	1,310

Loss before income taxes	(29,291)	(23,350)	(58,134)	(46,313)

Provision for income taxes	—	92	—	187

Net loss	$ (29,291)	$ (23,442)	$ (58,134)	$ (46,500)

Net loss per share, basic and diluted	$ (0.41)	$ (0.39)	$ (0.81)	$ (0.78)

Shares used in computing basic and diluted net loss per share	72,011	60,141	71,762	59,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2004	2003
	(unaudited )
Cash flows from operating activities:
Net loss	$ (58,134)	$ (46,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,575	8,003
Stock compensation expense	75	577
Non-cash portion of restructuring charge	(150)	—
Acquired in-process research and development	395	—
Amortization of intangibles	333	333
Other	54	238
Changes in assets and liabilities:
Other receivables	1,865	(1,543)
Other current assets	(1,764)	(939)
Related-party receivables	102	299
Other assets	(1,123)	32
Accounts payable and other accrued expenses	(4,790)	(747)
Other long-term liabilities	1,100	500
Deferred revenue	(9,695)	(6,268)
Net cash used in operating activities	(63,157)	(46,015)

Cash flows from investing activities:
Cash from acquisition	860	—
Purchases of property and equipment	(7,074)	(8,145)
Changes in restricted cash and investments	(2,796)	(6,827)
Proceeds from maturities of short-term investments	54,080	103,030
Purchases of short-term investments	(54,156)	(128,713)
Net cash used in investing activities	(9,086)	(40,655)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	66,392
Proceeds from exercise of stock options, net of repurchases	1,989	148
Proceeds from employee stock purchase plan	1,166	991
Repayment of notes from stockholders	53	661
Payments on capital lease obligations	(2,974)	(3,381)
Proceeds from bank obligations	1,909	7,041
Principal payments on notes payable and bank obligations	(2,717)	(1,407)
Net cash provided by (used in) financing activities	(574)	70,445

Effect of foreign exchange rates on cash and cash equivalents	(87)	275

Net decrease in cash and cash equivalents	(72,904)	(15,950)
Cash and cash equivalents, at beginning of period	111,828	84,522

Cash and cash equivalents, at end of period	$ 38,924	$ 68,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(unaudited)

NOTE 1  Organization and Summary of Significant Accounting Policies

Organization

Exelixis, Inc. (“Exelixis” or the “Company”) is a biotechnology company whose primary mission is to leverage its biological expertise and integrated drug discovery capabilities to develop high-quality, differentiated pharmaceutical products in the treatment of cancer and other serious diseases. The Company uses comparative genomics and model system genetics to find new drug targets and compounds that it believes would be difficult or impossible to uncover using other experimental approaches.  The Company’s research is designed to identify novel genes and proteins expressed by those genes that, when changed, either decrease or increase the activity in a specific disease pathway in a therapeutically relevant manner.  These genes and proteins represent either potential product targets or drugs that may treat disease or prevent disease initiation or progression. The Company’s most advanced pharmaceutical programs focus on drug discovery and development of small molecules in cancer.  The Company also believes that its proprietary technologies are valuable to other industries whose products can be enhanced by an understanding of DNA or proteins, including the agrochemical, agricultural and diagnostic industries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the periods presented have been included.   Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any future period.  These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2004.

Net Loss Per Share

Basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period, less shares that are subject to repurchase.  The calculation of diluted net loss per share excludes potential common stock because their effect is antidilutive using the treasury method. Potential common stock consists of common stock subject to repurchase, incremental common shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of convertible debt.

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

		Three Months Ended June 30,
		2004	2003
Net loss:
As reported		$ (29,291)	$ (23,442)
Add:	Stock-based employee compensation expense included in reported net loss	40	131
Deduct:	Total stock-based employee compensation expense determined under fair value method for all awards	(3,638)	(4,969)
Pro forma net loss		$ (32,889)	$ (28,280)

Net loss per share (basic and diluted):
As reported		$ (0.41)	$ (0.39)
Pro forma		$ (0.46)	$ (0.47)

		Six Months Ended June 30,
		2004	2003
Net loss:
As reported		$ (58,134)	$ (46,500)
Add:	Stock-based employee compensation expense included in reported net loss	72	575
Deduct:	Total stock-based employee compensation expense determined under fair value method for all awards	(9,219)	(10,692)
Pro forma net loss		$ (67,281)	$ (56,617)

Net loss per share (basic and diluted):
As reported		$ (0.81)	$ (0.78)
Pro forma		$ (0.94)	$ (0.95)

Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three- or six-month periods ended June 30, 2004 and 2003 is not necessarily representative of the pro forma effects on the results of operations for future periods.

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

NOTE 2  Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges and cumulative translation adjustments.  Comprehensive income (loss) for the three- and six-month periods ended June 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended June 30,
	2004	2003
Net loss	$ (29,291)	$ (23,442)
Decrease in unrealized gains on available-for-sale securities	(870)	(12)
Increase in unrealized gains on cash flow hedges	—	136
Increase in cumulative translation adjustment	17	240
Comprehensive loss	$ (30,144)	$ (23,078)

	Six Months Ended June 30,
	2004	2003
Net loss	$ (58,134)	$ (46,500)
Decrease in unrealized gains on available-for-sale securities	(695)	(41)
Increase in unrealized gains on cash flow hedges	—	268
Increase (decrease) in cumulative translation adjustment	(48)	345
Reclass of cumulative translation adjustment to income	(228)	—
Comprehensive loss	$ (59,105)	$ (45,928)

NOTE 3  Restructurings

During the second quarter of 2004, the Company implemented a restructuring and consolidation of its research and discovery organizations designed to optimize its ability to generate multiple new, high-quality investigational new drug applications per year and rapidly advance these new drug candidates through clinical development.  The restructuring included a reduction in force of 62 employees, the majority of which were research personnel located in South San Francisco, California.  The Company recorded a restructuring charge of $1.7 million during the second quarter of 2004 comprised of involuntary termination benefits.  As of June 30, 2004, approximately $700,000 of the restructuring charge remained unpaid and is included under the caption, “Other Accrued Expenses,” on the balance sheet.  The Company does not expect to record any material expenses related to this restructuring in future periods.

During the third quarter of 2003, the Company implemented a worldwide restructuring of its research and development organization designed to reallocate resources and enhance the efficiency of its operations. The restructuring included a reduction in force of 61 research personnel located in South San Francisco, California and Tübingen, Germany, closure of the Company’s Tübingen location and relocation of certain research activities and employees from Tübingen to South San Francisco.  The restructuring plan was substantially complete as of March 31, 2004.

In connection with the third quarter 2003 restructuring plan, the Company has recorded a cumulative charge of approximately $1.5 million to date in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), of which approximately none and $537,000 was recorded during the three- and six-month periods ended June 30, 2004, respectively. This charge primarily consists of severance payments, retention bonuses, relocation costs, lease buyout costs and legal and outplacement services fees. The restructuring charge also includes non-cash activity including an impairment of assets of approximately $78,000 and a gain on closure of the Company’s Tübingen facility of approximately $228,000 related to the removal from equity of the cumulative currency translation adjustment attributable to the Tübingen location.  The current balance of the remaining restructuring liability is included under the caption, “Other Accrued Expenses,” on the balance sheet and is summarized in the following table (in thousands):

	Restructuring Liability at December 31, 2003	Restructuring Expenses Incurred During the Period (1)	Cash Payments	Exchange Rate Impact on Liability	Restructuring Liability at June 30, 2004

Severance and benefits	$ 389	$ 81	$ (437)	$ —	$ 33
Legal and other fees	18	128	(93)	(1)	52
Lease buyout costs	—	307	(101)	—	206
Relocation	6	171	(124)	—	53
	$ 413	$ 687	$ (755)	$ (1)	$ 344

(1) Excludes a net gain of $150,000 relating to non-cash items.

The Company does not expect to record any additional expenses, in future periods, related to the third quarter 2003 restructuring plan.

NOTE 4  Agrinomics LLC

In July 1999, Exelixis Plant Sciences (formerly Agritope, Inc.) and Bayer CropScience (formerly Aventis CropScience USA LP) formed Agrinomics LLC to conduct a research, development and commercialization program in the field of agricultural functional genomics.  As a result of the Company’s acquisition of Exelixis Plant Sciences, the Company owned a 50% interest in Agrinomics, while Bayer CropScience owned the remaining 50% interest.  In May 2004, Exelixis purchased from Bayer its 50% interest in Agrinomics, in exchange for Exelixis’ release of all future obligations of Bayer to Agrinomics under the joint venture agreement.  As there is no readily determinable fair market value for Bayer’s 50% interest in Agrinomics or Bayer’s future obligations under the Agrinomics joint venture agreement, the Company recorded this acquisition as a non-monetary transaction.  Accordingly, for accounting purposes, the purchase price was deemed to be zero.

Exelixis recorded the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by management based on valuation techniques in accordance with generally accepted accounting principles.  As a result of this transaction, Exelixis recorded net tangible liabilities of $450,000, intangible assets of $55,000 and expense associated with the purchase of in-process research and development of $395,000, representing the fair value of two primary research projects that had not yet reached technological feasibility and that have no alternative future use.  This transaction is not expected to have a material impact on the Company’s financial condition or results of operations.

NOTE 5  Subsequent Event - Commitments

In July 2004, the Company entered into an agreement to lease approximately 68,000 square feet of office and laboratory facilities in South San Francisco, California.  Pursuant to the terms of the lease, in lieu of a security deposit, the Company was required to issue a letter of credit with a bank in the amount of $1.6 million.  As collateral for the letter of credit, the Company is required to maintain a securities account at the bank equal to 100% of the letter of credit, which will be recorded in the balance sheet as restricted cash and investments.  The lease term is from August 2004 through July 2018 and the future minimum payments under this operating lease are as follows (in thousands):

Year Ending December 31,
2004	$—
2005	407
2006	1,223
2007	1,587
2008	1,627
Thereafter	17,989
$22,833

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

Overview

Our primary mission is to develop proprietary human therapeutics by leveraging our integrated discovery platform to increase the speed, efficiency and quality of pharmaceutical product discovery and development.  We have generated a substantial development pipeline of small molecule cancer compounds that we believe are therapeutically differentiated and commercially valuable. The pipeline is led by XL119, our Phase 3 cancer compound, and includes XL784, XL647, XL999, XL844, XL820, XL880 and additional novel anticancer compounds arising from our gene-to-drug platform.

We have incurred net losses since inception and expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies.  As of June 30, 2004, we had approximately $170.3 million in cash, cash equivalents, short-term investments and restricted cash and investments.  We anticipate that our current cash, cash equivalents, short-term investments and funding to be received from current collaborators will enable us to maintain our currently planned operations for at least the next 18 months.  Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect.

We have collaborations with several leading pharmaceutical, biotechnology and agrochemical companies based on the strength of our technologies and biological expertise in order to support the development of our proprietary product candidates.  Through these collaborations, we obtain license fees and research funding, together with the opportunity to receive milestone payments and royalties from research results and subsequent product development.  In addition, many of our collaborations have been structured strategically to provide us access to technology to more rapidly advance our internal programs.  Our collaborations include: Bayer CropScience LP (formerly Aventis USA LP), Bayer Corporation, Bristol-Myers Squibb Company (two collaborations), Cytokinetics, Inc., Dow AgroSciences LLC, Elan Pharmaceuticals, Inc., Merck & Co., Inc. (two collaborations), Renessen LLC, Scios Inc., Schering-Plough Research Institute, Inc. and SmithKlineBeecham Corporation (which does business as GlaxoSmithKline).

As our Company has matured and our development efforts have intensified, we have restructured the organization as needed to reallocate resources and enhance the efficiency of our operations. We believe that these efforts have strengthened us by enabling us to achieve an appropriate functional balance within the organization. We expect to continue to use corporate partnering as a strategic tool to cultivate our assets, fund our operations and expand the therapeutic and commercial potential of our pipeline.

Recent Developments

Clinical update

Our clinical pipeline continues to advance.  The following summarizes the status of our clinical and preclinical development pipeline and serves as an update to the disclosures we made in the business section of our Annual Report on Form 10-K for the year ended December 31, 2003. Several compounds in our pipeline, such as XL647, XL999 and others, are Spectrum Selective Kinase Inhibitors™ that target proteins involved in both tumor proliferation and angiogenesis. Each compound has a different inhibition spectrum of receptor tyrosine kinases (“RTKs”), and each has the potential to maximize efficacy through simultaneous inhibition of multiple RTKs.

•                  XL119 – We initiated a Phase 3 clinical trial in the second quarter of 2004. The National Cancer Institute (“NCI”) is also conducting Phase 2 clinical trials to explore the potential utility of XL119 in additional tumor types and in combination studies.  Drug substance to be used in company-sponsored clinical trials has been manufactured in bulk supply by third-party suppliers.  We expect that the available supply of the compound will be sufficient to support our clinical needs as well as any trials conducted by the NCI. In March 2004, the Food and Drug Administration, or FDA, granted orphan drug designation to XL119.

•                  XL784 – Data from a Phase 1 clinical trial of orally administered XL784 in 70 healthy volunteers showed single doses of the compound to be free of side effects and to have an attractive pharmacokinetic profile. In 2004, we are pursuing a development path in renal disease and are conducting additional toxicology and pharmacology experiments designed to support this strategy. We plan to develop a new formulation suitable for chronic administration in patients with renal failure with the intention of moving the compound through development.

•                  XL647 – We filed an IND for XL647 in February 2004, and we initiated the Phase 1 clinical trial in the second quarter of 2004.

•                  XL999 – We filed an IND application for XL999 in June 2004.

•                  XL844 – We anticipate filing an IND application for XL844 in the first half of 2005.

•                  XL820 – We advanced XL820 into preclinical development during the first quarter of 2004, with the goal of filing an IND application for the compound in the first half of 2005.  XL820 is a selective inhibitor of RTKs, demonstrating potent inhibitory activity in biochemical and cellular assays against KIT, FLT3, PDGFR and KDR. It has also demonstrated potent inhibitory activity in cellular autophosphorylation assays against mutationally activated forms of human KIT and FLT3 that have been implicated in some human cancers.  XL820 has displayed favorable pharmaceutical properties and oral bioavailability in preclinical models and has shown sustained inhibition of target RTKs in vivo following a single oral dose.  At doses consistent with those required for target modulation in vivo, XL820 exhibits dose-dependent growth inhibition in tumor models for breast carcinomas, gliomas and leukemia and has been shown to cause tumor regression.  Consistent with its spectrum of activity, analysis of tumors from XL820-treated animals shows significant increase in tumor cell death and decreases in both tumor vascularity and tumor cell proliferation.

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

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the prior year period are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total revenues	$ 12.6	$ 13.0	$ 24.5	$ 25.3
Dollar decrease	$ (0.4)		$ (0.8)
Percentage decrease	(3)%		(3)%

The decrease in revenues for the quarter ended June 30, 2004, as compared to the comparable prior year period, was primarily a result of the successful conclusion of our collaboration with Protein Design Labs in May 2003, partially offset by milestone revenue earned under our Bristol-Myers Squibb collaboration.  During the second quarter of 2004, Bristol-Myers Squibb selected novel cancer targets under the collaboration arrangement, resulting in a milestone payment to the Company.  The decrease in revenues for the six months ended June 30, 2004, as compared to the comparable prior year period, was primarily a result of the successful conclusion of our collaboration with Protein Design Labs in May 2003, partially offset by an increase in revenues from compound deliveries under our combinatorial chemistry collaborations and a milestone payment earned under our Bristol-Myers Squibb collaboration.

Research and Development Expenses

Total research and development expenses and dollar and percentage changes, as compared to the prior year period, are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total R&D expense	$ 34.4	$ 32.5	$ 68.6	$ 62.8
Dollar increase	$ 1.9		$ 5.8
Percentage increase	6%		9%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies, consulting and facilities costs.  The increase for the three months ended June 30, 2004, as compared to the equivalent period in 2003, resulted primarily from an increase in consulting and professional expenses associated with advancing the Company’s clinical and pre-clinical development programs.  Consulting and professional expenses increased 41% to $5.1 million and included costs associated with commencing a Phase 3 trial for XL119, commencing a Phase 1 trial for XL647, filing an IND application for XL999 and moving XL844, XL820 and XL880 through pre-clinical testing in anticipation of filing IND applications in 2005.

The increase for the six months ended June 30, 2004, as compared to the equivalent period in 2003, resulted primarily from the following costs:

•                  Consulting and professional – Consulting and professional costs increased 18% to $8.2 million, due primarily to an increase in activities associated with advancing the company’s clinical and pre-clinical development programs.  These activities include commencing a Phase 3 trial for XL119, commencing a Phase 1 trial for XL647, filing an IND application for XL999 and moving XL844, XL820 and XL880 through pre-clinical testing in anticipation of filing IND applications in 2005.

•                  Lab Supplies – Lab supplies expense increased 8% to $12.4 million, due primarily to an increase in drug discovery activities such as lead optimization, high throughput screening and compound synthesis.

•                  Facilities – As a result of our expanding drug discovery and development operations, facilities expense increased 17% to $8.9 million, due primarily to our March 2003 expansion into an additional building in South San Francisco, California.

The table below summarizes the status of our current drug candidates:

Program	Clinical Status
XL119	Phase 3 clinical trial underway
XL784	Completed a Phase 1 clinical trial
XL647	Phase 1 clinical trial underway
XL999	IND application filed in June 2004
XL844	Expect to file an IND application in the first half of 2005
XL820	Expect to file an IND application in the first half of 2005
XL880	Expect to file an IND application in the first half of 2005

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

General and Administrative Expenses

Total general and administrative expenses and dollar and percentage changes as compared to the prior year period are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total G&A expense	$ 4.7	$ 4.7	$ 10.3	$ 9.9
Dollar increase	$ 0.0		$ 0.4
Percentage increase	0%		4%

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

Restructuring Charges

During the second quarter of 2004, we implemented a restructuring and consolidation of our research and discovery organizations designed to optimize our ability to generate multiple new, high-quality investigational new drug applications per year and rapidly advance these new drug candidates through clinical development.  The restructuring included a reduction in force of 62 employees, the majority of which were research personnel located in South San Francisco, California.  We recorded a restructuring charge of $1.7 million during the second quarter of 2004 comprised of involuntary termination benefits.  We do not expect to record any material expenses related to this restructuring in future periods.

In the third quarter of 2003, we implemented a restructuring of our research and development organization designed to reallocate resources and enhance the efficiency of our operations. The restructuring included a reduction in force of 61 research personnel located in South San Francisco, California and Tübingen, Germany, closure of our Tübingen facility and relocation of certain research activities and employees from Tübingen to South San Francisco. The restructuring plan was substantially complete as of March 31, 2004.  In connection with this restructuring plan, we recorded a cumulative charge of approximately $1.5 million to date in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), of which approximately none and $537,000 was recorded during the three- and six-month periods ended June 30, 2004, respectively.  This charge consists primarily of severance, retention bonuses, relocation, lease buyout costs and legal and outplacement services fees. The restructuring charge also includes non-cash activity, including an impairment of assets of approximately $78,000 and a gain on closure of our Tübingen facility of approximately $228,000 related to the removal from equity of the cumulative currency translation adjustment attributable to the Tübingen location.  We do not expect to record any additional expenses associated with this restructuring, as the restructuring plan is substantially complete.

    Acquired In-Process Research and Development

In May 2004, we purchased from Bayer CropScience its 50% interest in Agrinomics LLC, our joint venture with Bayer CropScience, in exchange for our release of all future obligations of Bayer to Agrinomics under the joint venture agreement.  We recorded the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by management based on valuation techniques in accordance with generally accepted accounting principles.  As a result, we recorded net tangible liabilities of $450,000, intangible assets of $55,000 and expense associated with the purchase of in-process research and development of $395,000, representing the fair value of two primary research projects that had not yet reached technological feasibility and that have no alternative future use.  This transaction is not expected to have a material impact on our financial condition or results of operations.

Other Income (Expense), Net

Total other income (expense), net and dollar and percentage changes as compared to the prior year period are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Other income (expense), net	$ (0.4)	$ 1.0	$ 0.7	$ 1.3
Dollar decrease	$ (1.4)		$ (0.6)
Percentage decrease	(140)%		(46)%

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

Income Taxes

We have incurred net losses since inception and, consequently, have not recorded any U.S. federal or state income taxes.  We recorded a tax provision of approximately $92,000 and $187,000 during the three- and six-month periods ended June 30, 2003 related to income earned in our foreign operations.  Due to the activities under our 2003 restructuring plan, we did not have taxable income from foreign operations for the full year ended December 31, 2003.  As a result, we reversed the tax provision in the fourth quarter of 2003.

Liquidity and Capital Resources

Cash Requirements

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income.  In addition, we acquired Genomica in December 2001, including $109.6 million in cash and investments.  As of June 30, 2004, we had approximately $170.3 million in cash, cash equivalents, short-term investments and restricted cash and investments.

We have incurred net losses since inception, including a net loss of approximately $58.1 million for the six months ended June 30, 2004, and expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies.  We anticipate that our current cash, cash equivalents, short-term investments and funding to be received from current collaborators will enable us to maintain our currently planned operations for at least the next 18 months.  It is possible that we will seek additional financing within this timeframe through public or private financing, collaborative relationships or other arrangements.  Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect.

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

•                  the filing, prosecution, defense and enforcement of patent claims and other intellectual property rights;

•                  the cost of any acquisitions of or investments in businesses, products and technologies, although we currently have no commitments relating to any such transactions; and

•                  the cost and timing of establishing or contracting for sales, marketing and distribution capabilities.

If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

Sources and Uses of Cash

Our operating activities used cash of approximately $63.2 million and $46.0 million for the six months ended June 31, 2004 and 2003, respectively. Cash used in operating activities relates primarily to funding net losses, changes in deferred revenue from collaborators and changes in accounts payable and other accrued expenses, partially offset by non-cash charges related to depreciation and amortization.  We expect to use cash for operating activities for at least the next several years as we continue to incur net losses associated with our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies.

Our investing activities used cash of approximately $9.1 million and $40.7 million for the six months ended June 30, 2004 and 2003, respectively. Changes in cash from investing activities are primarily due to purchases and maturities of short-term investments and purchases of property and equipment.  We expect to continue to make significant investments in research and development and our administrative infrastructure, including the purchase of property and equipment to support our expanding drug discovery and development operations.

Our financing activities used cash of approximately $600,000 and provided cash of approximately $70.4 million for the six months ended June 30, 2004 and 2003, respectively.  Changes in cash from financing activities are primarily due to payments and proceeds associated with equipment financing facilities and bank obligations.  In addition, during the six months ended June 30, 2003, we received net proceeds of $66.4 million from the issuance of 10 million shares of common stock in a follow-on public offering.  We finance property and equipment purchases through equipment financing facilities, such as capital leases, notes and bank obligations.  Over the next several years, we are required to make certain payments on capital leases, notes, bank obligations and loans from collaborators.  Under our collaboration agreement with GlaxoSmithKline, we have the option to sell additional shares of common stock to GlaxoSmithKline and draw up to another $30.0 million under a loan facility for use in our efforts under the collaboration. GlaxoSmithKline may elect to expand the collaboration, upon which the loan facility, as well as development funding and milestone payments, would be significantly expanded.

RISK FACTORS

In addition to the factors discussed elsewhere in this report and our other reports filed with the SEC, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of us.  The risks and uncertainties described below are not the only ones facing Exelixis.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occur, our business could be harmed.

Risks Related to Our Need for Additional Financing and Our Financial Results

We will need additional capital in the future and, if additional capital is not available to us, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We will need to raise additional capital to:

•                  fund our operations and clinical trials;

•                  continue our research and development efforts; and

•                  commercialize our identified product candidates, if any such compounds receive regulatory approval for commercial sale.

We anticipate that our current cash and cash equivalents, short-term investments and funding to be received from current collaborators will enable us to maintain our currently planned operations for at least the next 18 months. Our future capital requirements will be substantial and will depend on many factors, including:

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

•                  the filing, prosecution, defense and enforcement of patent claims and other intellectual property rights;

•                  the cost of any acquisitions of or investments in businesses, products and technologies, although we currently have no commitments relating to any such transactions; and

•                  the cost and timing of establishing or contracting for sales, marketing and distribution capabilities.

One or more of these factors or changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our existing stockholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. If we raise additional funds through collaboration arrangements with third parties, it will be necessary to relinquish some rights to our technologies or our product candidates, or we may be required to grant licenses on terms that are not favorable to us.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses each year since our inception, including a net loss of approximately $58.1 million for the six months ended June 30, 2004. As of that date, we had an accumulated deficit of approximately $440.3 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our product candidates and, consequently, have not generated revenues from the sale of products.  Our only revenues to date are license revenues and revenues under contracts with our partners.  The size of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development. In 2001, we acquired XL119, a rebeccamycin analogue that was in Phase 2 clinical development.  We have initiated a Phase 3 clinical trial for XL119 as a potential treatment for bile duct tumors.  We have also conducted a Phase 1 clinical trial for XL784, a potent inhibitor of the ADAM-10 metalloprotease enzyme, and plan to pursue a development path in renal and cardiovascular disease.  During the first quarter of 2004, we filed an IND application for XL647, a potent inhibitor of RTKs that are implicated in driving tumor proliferation and vascularization, and initiated a Phase 1 clinical trial for XL 647 in cancer patients in the second quarter of 2004.  In addition, during the second quarter of 2004, we filed an IND application for XL999, a potent inhibitor of RTKs that are implicated in driving tumor proliferation and vascularization, and plan to initiate a Phase 1 clinical trial for XL999 in cancer patients following discussions with the FDA.  In the last year, we have added multiple potential anticancer compounds to our development pipeline, and we anticipate filing IND applications for product candidates during the next twelve months.  As a result, we expect that our operating expenses will increase significantly in the near term, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.  Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

Risks Related to Development of Product Candidates

Clinical testing of our product candidates is a lengthy, costly and uncertain process and may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.

Clinical trials are inherently risky and may reveal that our product candidates are ineffective or have unacceptable toxicity or other side effects that may significantly decrease the likelihood of regulatory approval of the product candidate. The results of preliminary studies do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the preliminary studies. With respect to our own proprietary compounds in development, we have established timelines for manufacturing and clinical development based on existing knowledge of the compound and industry metrics. However, we cannot provide assurance that any specified timelines with respect to the initiation or completion of clinical studies will be achieved.

We may experience numerous unforeseen events during, or as a result of, clinical testing that could delay or prevent commercialization of our product candidates, including:

•                  our product candidates may not prove to be efficacious or may cause harmful side effects;

•                  negative or inconclusive clinical trial results may require us to conduct further testing or to abandon projects that we expect to be promising;

•                  patient registration or enrollment in our clinical testing may be lower than we anticipate, resulting in the delay or cancellation of clinical testing; and

•                  regulators or institutional review boards may not authorize, delay, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their determination that participating patients are being exposed to unacceptable health risks.

If any of these events were to occur and, as a result, we were to have significant delays in or termination of our clinical testing, our expenses could increase and our ability to generate revenue could be impaired, which would adversely impact our financial results.

We have limited experience in conducting clinical trials and may not be able to rapidly or effectively continue the further development of our compounds or meet current or future requirements identified based on our discussions with the FDA. We do not know whether our planned clinical trials will begin on time, will be completed on schedule, or at all, will be sufficient for registration of these compounds or will result in approvable products.

In the second quarter of 2004, we initiated a Phase 3 clinical trial for XL119.  We have also completed Phase 1 clinical trials for XL784.   In addition, in the second quarter of 2004, we initiated a Phase 1 clinical trial for XL647 and filed an IND application for XL999.  We will have to conduct additional clinical testing in order to meet FDA requirements for regulatory approval of these and other product candidates.  The results from the Phase 2 clinical trials for XL119 may not be predictive of results obtained from the Phase 3 clinical trials, and the results from the Phase 1 clinical trials for XL784 may not be predictive of results obtained from the Phase 2 clinical trials.

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

In addition, our research and clinical testing regarding our product candidates may be delayed or abandoned as a result of other compounds subsequently discovered by us, or our competitors, that we believe show significantly improved safety or efficacy in comparison to our product candidates, which could limit our ability to generate revenues, cause us to incur additional expense and materially and adversely affect the market price of our common stock.

Risks Related to Our Dependence on Third Parties

We are dependent on our collaborations with major companies. If we are unable to achieve milestones, develop products or renew or enter into new collaborations, our revenues may decrease and our activities may fail to lead to commercialized products.

Substantially all of our revenues to date have been derived from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties derived from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. In addition, some of our collaborations are exclusive and preclude us from entering into additional collaborative arrangements with other parties in the area or field of exclusivity.  Future collaborations may require us to relinquish some important rights, such as marketing and distribution rights.

We currently have collaborative research agreements with, among others,  Bayer Corporation, Bristol-Myers Squibb (two agreements), SmithKlineBeecham (which does business as GlaxoSmithKline), Dow AgroSciences and Renessen.

Our current collaboration with Bayer Corporation, which is conducted through Genoptera LLC, a jointly owned limited liability company, is scheduled to expire in 2008, after which it will automatically be extended for one-year terms unless terminated by either party upon 12 months written notice. Our collaboration agreement with Bayer permits Bayer to terminate our collaborative activities prior to 2008 upon the occurrence of specified conditions, such as the failure to agree on key strategic issues after a period of years or the acquisition of us by certain specified third parties. Our agreement with Bayer is subject to termination at an earlier date if two or more of our Chief Executive Officer, Chief Scientific Officer, Agricultural Biotechnology Program Leader and Chief Informatics Officer cease to have a relationship with us within nine months of each other.  Our former Chief Scientific Officer, Geoffrey Duyk, M.D., Ph.D., left the Company at the end of 2003.

In May 2004, we terminated our collaboration with Bayer CropScience, which was conducted through Agrinomics LLC, a jointly owned limited liability company.  The termination of the collaboration was in connection with our purchase of Bayer CropScience’s 50% ownership interest in Agrinomics.  As a result, we now wholly own Agrinomics.  In addition, we entered into a combinatorial chemistry agreement with Bayer CropScience, and Bayer CropScience and its affiliates entered into a number of license and technology agreements with Agrinomics.  The agreements are directed to the use of the assets developed or used under the collaborative research agreement.  Agrinomics retained the collaborative agreement with Renessen, which expires in December 2005, but has an early termination option, effective October 2004.

Our mechanism of action collaborative agreement with Bristol-Myers Squibb expires in September 2004.  The parties may agree to extend the terms by one-year intervals. Collaborative research under our cancer collaborative agreement with Bristol-Myers Squibb expires in July 2009, though Bristol-Myers Squibb has the option to extend this collaborative research until July 2010. The development program of our alliance with SmithKlineBeecham is scheduled to expire in October 2008, but the alliance is subject to earlier termination at the discretion of SmithKlineBeecham starting in 2005. Research funding under our agreement with Protein Design Labs expired in May 2003. Funding under our arrangement with Dow AgroSciences expired in July 2004.  We also have additional agreements providing lower amounts of committed funding with the following chemistry collaborators: Cytokinetics, Inc., Scios Inc., Schering-Plough Research Corporation, Merck & Co., Inc. and Elan Pharmaceuticals.

If these existing agreements are not renewed, or terminated early or if we are unable to enter into new collaborative agreements on commercially acceptable terms, our revenues and product development efforts may be adversely affected. For example, our agreement with Pharmacia Corporation terminated by mutual agreement in February 2002, which eliminated the opportunity for us to earn approximately $9.0 million in research revenue in 2002 and 2003. Although we have entered into other collaborations that offset this loss of revenue, we may not be able to enter into new collaborative agreements on similar or superior financial terms than those under our existing arrangements, and the timing of new collaborative agreements may have a material adverse effect on our ability to continue to successfully meet our corporate goals and milestones.

Conflicts with our collaborators could jeopardize the outcome of our collaborative agreements and our ability to commercialize products.

We are conducting proprietary research programs in specific disease, therapeutic modality and agricultural product areas that are not covered by our collaborative agreements. Our pursuit of opportunities in pharmaceutical and agricultural markets could, however, result in conflicts with our collaborators in the event that any of our collaborators take the position that our internal activities overlap with those areas that are exclusive to our collaborative agreements, and we should be precluded from such internal activities. Moreover, disagreements with our collaborators could develop over rights to our intellectual property. In addition, our collaborative agreements may have provisions that give rise to disputes regarding the rights and obligations of the parties, including the rights of collaborators with respect to our internal programs and disease area research. Any conflict with or among our collaborators could lead to the termination of our collaborative agreements, delay collaborative activities, impair our ability to renew agreements or obtain future collaboration agreements or result in litigation or arbitration and would negatively impact our relationship with existing collaborators.  Further, if our collaborators fail to develop or commercialize any of our compounds or product candidates, we may not receive any future royalties or milestone payments for such compounds or product candidates.

We have limited or no control over the resources that our collaborators may choose to devote to our joint efforts. Our collaborators may breach or terminate their agreements with us or fail to perform their obligations thereunder. Further, our collaborators may elect not to develop products arising out of our collaborative arrangements, may experience financial difficulties, may undertake business combinations or significant changes in business strategy that adversely affect their willingness or ability to complete their obligations under any arrangement with us or may fail to devote sufficient resources to the development, manufacture, marketing or sale of such products. Certain of our collaborators could also become competitors in the future. If our collaborators develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain necessary regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the development and commercialization of our products, our product development efforts could be delayed and may fail to lead to commercialized products.

We lack the capability to manufacture compounds for clinical trials and rely on third parties to manufacture our product candidates, and we may be unable to obtain required material in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.

We currently do not have manufacturing capabilities or experience necessary to produce materials for clinical trials, including XL119, XL784, XL647 and XL999. We rely on collaborators and third-party contractors to produce materials necessary for preclinical and clinical testing.  We rely on selected manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or GMP.  These outsourcing efforts with respect to manufacturing clinical supplies result in a dependence on our suppliers to timely manufacture and deliver sufficient quantities of materials produced under GMP conditions to enable us to conduct planned clinical trials and, if possible, to bring products to market in a timely manner.

Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our future profit margins and our ability to develop and commercialize product candidates on a timely and competitive basis.  These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements.  We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us.  If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our planned clinical trials may be delayed. Delays in preclinical or clinical testing could delay the filing of our IND applications and the initiation of clinical trials.

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

Materials necessary to manufacture some of our compounds currently under development may not be available on commercially reasonable terms, or at all, which may delay our development and commercialization of these drugs.

Some of the materials necessary for the manufacture of our compounds under development may, from time to time, be available either in limited quantities, or from a limited number of manufacturers, or both.  Our contract manufacturers need to obtain these materials for our clinical trials and, potentially, for commercial distribution when and if we obtain marketing approval for these compounds.  Suppliers may not sell us these materials at the time we need them or on commercially reasonable terms. If we are unable to obtain the materials needed for the conduct of our clinical trials, product testing and potential regulatory approval could be delayed, adversely impacting our ability to develop the product candidates.  Similarly, if we are unable to obtain critical materials after regulatory approval has been obtained for a product candidate, the commercial launch of that product could be delayed or there would be a shortage in supply, which could materially affect our ability to generate revenues from that product.  If suppliers increase the price of these materials, the price for one or more of our products may increase, which may make our product less competitive in the marketplace.  If it becomes necessary to change suppliers for any of these materials or if any of our suppliers experience a shutdown or disruption in the facilities used to produce these materials, due to technical, regulatory or other problems, it could harm our ability to manufacture our products.  Our inability to obtain critical materials for any reason could substantially impair our development activities or the production, marketing and distribution of any products that we may develop.

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

Our ability to commercialize any products that we may develop will be highly dependent upon the extent to which these products gain market acceptance among physicians, patients, health care payors, such as Medicare and Medicaid, private health insurers, including managed care organizations and group purchasing organizations, and the medical community.  If these products do not achieve an adequate level of acceptance, we may not generate material product revenues, and we may not become profitable.  The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•                  the effectiveness, or perceived effectiveness, of our products in comparison to competing products;

•                  the existence of any significant side effects, as well as their severity in comparison to any competing products;

•                  potential advantages over alternative treatments;

•                  the ability to offer our products for sale at competitive prices;

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

We have no experience as a company in the sales, marketing and distribution of pharmaceutical products and do not currently have a sales and marketing organization.  Developing a sales and marketing force would be expensive and time-consuming and could delay any product launch, and we could not be certain that we could develop this capacity. However, to the extent that we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell any products that we develop ourselves. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenues and may not become profitable.

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

In addition, in some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product.  To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in the commercialization of our product candidates. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly approved health care products. In particular, third-party payors may limit the indications for which they will reimburse patients who use any products that we may develop. Cost-control initiatives could decrease the price we might establish for products that we may develop, which would result in lower product revenues to us.

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

We may not be able to manufacture our product candidates in commercial quantities, which would prevent us from commercializing our product candidates.

To date, our product candidates have been manufactured in small quantities for preclinical and clinical trials. If any of these product candidates are approved by the FDA or other regulatory agencies for commercial sale, we will need to manufacture them in larger quantities. We may not be able to successfully increase the manufacturing capacity, whether in collaboration with third-party manufacturers or on our own, for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates require precise, high quality manufacturing. Our failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions.  Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to “work” the invention in that country or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Compulsory licensing of life saving drugs is also becoming increasingly popular in developing countries either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our product candidates, which could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection, which makes it difficult to stop infringement.

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

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors.  We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain product candidates, which could severely harm our business.

Risks Related to Employees, Growth and Location

The loss of key personnel or the inability to attract and retain additional personnel could impair our ability to expand our operations.

We are highly dependent on the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. However, we do not currently have sufficient executive management and technical personnel to fully execute our business plan. Recruiting and retaining qualified scientific and clinical personnel will be critical to support activities related to advancing our clinical and preclinical development programs, and supporting our collaborative arrangements and our internal proprietary research and development efforts. Although we believe we will be successful in attracting and retaining qualified management, competition is intense for experienced technical personnel, and we may be unable to retain or recruit scientists with the expertise or experience necessary to allow us to pursue collaborations, develop our products and core technologies or expand our operations to the extent otherwise possible.  Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

Our collaborations with outside scientists may be subject to restriction and change.

We work with scientific and clinical advisors and collaborators at academic and other institutions that assist us in our research and development efforts. These scientists and advisors are not our employees and may have other commitments that limit their availability to us. Although our advisors and collaborators generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services. In addition, although our advisors and collaborators sign agreements not to disclose our confidential information, it is possible that valuable proprietary knowledge may become publicly known through them.

Difficulties we may encounter managing our growth may divert resources and limit our ability to successfully expand our operations.

We have experienced a period of rapid and substantial growth that has placed, and our anticipated growth in the future will continue to place, a strain on our research, administrative and operational infrastructure. As our operations expand, we will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our reporting systems and procedures as well as our operational, financial and management controls. In addition, recent SEC rules and regulations have increased the internal control and regulatory requirements under which we operate. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

Our headquarters facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

Given our headquarters location in South San Francisco, California, our facilities are vulnerable to damage from earthquakes. We currently do not carry earthquake insurance.  We are also vulnerable worldwide to damage from other types of disasters, including fire, floods, power loss, communications failures, terrorism and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities could cause significant delays in our programs and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

Risks Related to Environmental and Product Liability

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

In addition, our collaborators may use hazardous materials in connection with our collaborative efforts. In the event of a lawsuit or investigation we could be held responsible for any injury caused to persons or property by exposure to, or release of, these hazardous materials used by these parties. Further, we may be required to indemnify our collaborators against all damages and other liabilities arising out of our development activities or products produced in connection with these collaborations.

We face potential product liability exposure far in excess of our limited insurance coverage.

We may be held liable if any product our collaborators or we develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, product liability claims could result in decreased demand for our product candidates, injury to our reputation, withdrawal of patients from our clinical trials, substantial monetary awards to trial participants and the inability to commercialize any products that we may develop.  These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling or testing our products. We have obtained limited product liability insurance coverage for our clinical trials in the amount of $10.0 million per occurrence and $10.0 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for any of our product candidates in development, we intend to expand our insurance coverage to include the sale of commercial products, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, juries have awarded large judgments in class action lawsuits based on drugs that had unanticipated side effects. In addition, the pharmaceutical and biotechnology industries, in general, have been subject to significant medical malpractice litigation. A successful product liability claim or series of claims brought against us would decrease our cash reserves and could cause our stock price to fall.

Risks Related to Genetic Engineering of Products

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

The subject of genetically modified organisms has received negative publicity, which has aroused public debate. For example, certain countries in Europe are considering regulations that ban products or require express labeling of products that contain genetic modifications or are “genetically modified.”  In addition, the European Union has implemented rules that regulate the placing on the market of food and feed products containing or consisting of genetically modified organisms. These rules also provide for the labeling of such products to the final consumer. Adverse publicity has resulted in greater regulation internationally and trade restrictions on imports of genetically altered products. If similar action is taken in the United States, genetic research and genetically engineered products could be subject to greater domestic regulation, including stricter labeling requirements. To date, our business has not been hampered by these activities. However, such publicity in the future may prevent any products resulting from our research from gaining market acceptance and reduce demand for our products.

Laws and regulations may reduce our ability to sell genetically engineered products that we or our collaborators develop in the future.

We or our collaborators may develop genetically engineered agricultural and animal products. The field-testing, production and marketing of genetically engineered products are subject to regulation by federal, state, local and foreign governments. Regulatory agencies administering existing or future regulations or legislation may prevent us from producing and marketing genetically engineered products in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our product development programs and the commercialization of products. The FDA has released a policy statement stating that it will apply the same regulatory standards to foods developed through genetic engineering as it applies to foods developed through traditional plant breeding. Genetically engineered food products will be subject to premarket review, however, if these products raise safety questions or are deemed to be food additives. Our product candidates may be subject to lengthy FDA reviews and unfavorable FDA determinations if they raise questions regarding safety or our products are deemed to be food additives.

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

A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed in the short term. In addition, we expect operating expenses to increase significantly during the next year as we move more compounds into clinical development. Accordingly, if our revenues decline or do not grow as anticipated due to the expiration of existing contracts or our failure to obtain new contracts, our inability to meet milestones or other factors, we may not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

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

The trading price of our common stock has been highly volatile, and we believe the trading price of our common stock will remain highly volatile and may fluctuate substantially due to factors such as the following:

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

•                  litigation, including intellectual property infringement lawsuits, involving us;

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

•                  departures of key personnel;

•                  developments concerning current or future collaborations;

•                  FDA or international regulatory actions;

•                  third-party reimbursement policies;

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

•                  the potential loss of key employees;

•                  the potential loss of key collaborators;

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

If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deemed appropriate. For example, following an acquisition, a significant number of shares of our common stock held by new stockholders may become freely tradable or holders of registration rights could cause us to register their shares for resale. Sales of these shares of common stock held by existing stockholders could cause the market price of our common stock to decline.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Exelixis’ 2004 annual meeting of stockholders held on April 8, 2004, the stockholders were asked to vote on four items as follows:

1.               The election of three Class II directors who will hold office for a three-year term, through 2007. The nominees for election to these positions were Dr. Jason Fisherman, Dr. Jean-Francois Formela, and Dr. Vincent Marchesi.  Note that no other nominations were received in accordance with the Company’s Bylaws.

2.               The ratification of the selection of Ernst & Young LLP to serve as the independent auditors of the Company for the fiscal year ending December 31, 2004.

3.               The approval of an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 100,000,000 to 200,000,000.

4.               The approval of an amendment to the Company’s 2000 Non-Employee Directors’ Stock Option Plan to increase the annual option grant to each director from an option to purchase 5,000 shares to an option to purchase 10,000 shares.

The results of the matters presented at the annual meeting, based on the presence in person or by proxy of holders of 61,455,295 shares of the 71,455,710 shares of Exelixis’ common stock of record entitled to vote, were as follows:

1.               The election of Drs. Fisherman, Formela, and Marchesi were approved as directors of the Company until the 2007 annual meeting of stockholders and until their successors are elected was approved as follows:

	For	Withheld
Dr. Jason Fisherman	59,233,659	2,221,636
Dr. Jean-Francois Formela	51,088,961	10,366,334
Dr. Vincent Marchesi	51,176,300	10,278,995

Exelixis’ Class III directors, Stelios Papadopoulos, Ph.D., George A. Scangos, Ph.D., Lance Willsey, M.D. and Frank McCormick, Ph.D., FRS will each continue to serve on the Board of Directors until the 2005 annual meeting of stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.  Exelixis’ Class I directors, Charles Cohen, Ph.D. and Jack Wyszomierski will each continue to serve on the Board of Directors until the 2006 annual meeting of stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

2.               The ratification of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 2004 was approved as follows:

For	Against	Abstain	Broker Non-Vote
60,979,309	459,735	16,251	0

3.               The amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 100,000,000 to 200,000,000 was approved as follows:

For	Against	Abstain	Broker Non-Vote
50,573,718	10,816,865	64,712	0

4.               The amendment to the Company’s 2000 Non-Employee Directors’ Stock Option Plan to increase the annual option grant to each director from an option to purchase 5,000 shares to an option to purchase 10,000 shares was approved as follows:

For	Against	Abstain	Broker Non-Vote
31,000,333	15,404,331	18,346	15,032,285

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

(b)         Reports on Form 8-K

On May 4, 2004, we furnished a current report on Form 8-K under Item 12, describing and furnishing the press release announcing certain financial results and information for the quarter ended March 31, 2004.

On June 30, 2004, we furnished a current report on Form 8-K under Item 9, describing and furnishing the press release announcing that the Company has implemented a restructuring and consolidation of its research and discovery organizations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIXIS, INC.

Date: August 5, 2004	/s/ Frank Karbe
Frank Karbe
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description
3.1*	Amended and Restated Certificate of Incorporation of Exelixis, Inc.
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.
10.42**	Employment Agreement, dated June 18, 2001, between Jeffrey R. Latts, M.D. and Exelixis, Inc.
10.43**	Employment Agreement, dated February 3, 2000, between Michael Morrissey, Ph.D. and Exelixis, Inc.
10.44**	Employment Agreement, dated July 21, 2000, between Gregory Plowman, M.D., Ph.D. and Exelixis, Inc.
10.45**	Amendment to Employment Agreement, dated July 6, 2004, between Gregory Plowman, M.D., Ph.D. and Exelixis, Inc.
10.46**	Employment Agreement, dated November 20, 2003, between Frank Karbe and Exelixis, Inc.
10.47	Sublease Agreement, dated July 21, 2004, between Sugen, Inc. and Exelixis, Inc.
10.48	Lease Agreement, dated May 24, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.
10.49	Second Amendment to Lease, dated July 20, 2004, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1***

Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

* Filed as an Exhibit to Exelixis, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-96335), as filed with the Securities and Exchange Commission on March 17, 2000, and incorporated herein by reference.

** Management contract or compensatory plan.

*** This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.