Form 10-Q
period 2004-09-30
EXELIXIS INC
filed 2004-11-08
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

On October 25, 2004, there were 74,812,073 shares of common stock, par value $.001 per share, of Exelixis, Inc. outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

INDEX

Part I.	Financial Information

Item 1.	Unaudited Financial Statements

Condensed Consolidated Balance Sheets September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations Three and Nine Months Ended September 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II.	Other Informationn

Item 6.	Exhibits

Signatures

ITEM 1. FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,993	$111,828
Short-term investments	82,851	125,264
Other receivables	5,090	3,846
Other current assets	6,532	3,156
Total current assets	142,466	244,094

Restricted cash and investments	16,390	4,838
Property and equipment, net	33,795	33,500
Goodwill	67,364	67,364
Other intangibles, net	3,690	4,136
Other assets	4,164	3,862
Total assets	$267,869	$357,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,622	$6,151
Other accrued expenses	9,085	8,632
Accrued compensation and benefits	6,330	6,139
Current portion of capital lease obligations	2,177	4,490
Current portion of notes payable and bank obligations	7,177	5,367
Deferred revenue	15,777	21,579
Total current liabilities	42,168	52,358

Capital lease obligations	297	1,790
Notes payable and bank obligations	17,791	14,437
Convertible promissory note and loan	85,000	85,000
Other long-term liabilities	6,838	2,952
Deferred revenue	35,108	39,775
Total liabilities	187,202	196,312

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	73	71
Additional paid-in-capital	547,251	541,917
Notes receivable from stockholders	—	(53)
Deferred stock compensation, net	—	(33)
Accumulated other comprehensive income	794	1,708
Accumulated deficit	(467,451)	(382,128)
Total stockholders’ equity	80,667	161,482

Total liabilities and stockholders’ equity	$267,869	$357,794

(1) The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Contract	$10,617	$9,310	$28,812	$28,389
License	2,045	3,129	8,301	9,385
Total revenues	12,662	12,439	37,113	37,774

Operating expenses:
Research and development	34,054	32,298	102,694	95,054
General and administrative	5,078	4,495	15,356	14,364
Restructuring charge	—	606	2,275	606
Acquired in-process research and development	—	—	395	—
Amortization of intangibles	168	166	501	499
Total operating expenses	39,300	37,565	121,221	110,523

Loss from operations	(26,638)	(25,126)	(84,108)	(72,749)

Other income (expense):
Interest income	728	1,096	2,426	3,364
Interest expense	(1,285)	(907)	(3,739)	(2,739)
Other income (expense), net	6	(133)	98	741
Total other income (expense)	(551)	56	(1,215)	1,366

Loss before income taxes	(27,189)	(25,070)	(85,323)	(71,383)

Provision (benefit) for income taxes	—	(75)	—	112

Net loss	$(27,189)	$(24,995)	$(85,323)	$(71,495)

Net loss per share, basic and diluted	$(0.38)	$(0.35)	$(1.19)	$(1.13)

Shares used in computing basic and diluted net loss per share	72,170	70,994	71,898	63,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(85,323)	$(71,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,542	12,183
Stock compensation expense, net of reversals	40	744
Non-cash portion of restructuring charge	(150)	—
Acquired in-process research and development	395	—
Amortization of intangibles	501	499
Other	227	372
Changes in assets and liabilities:
Other receivables	(739)	(246)
Other current assets	(3,170)	(704)
Related-party receivables	142	364
Other assets	(1,384)	29
Accounts payable and other accrued expenses	(2,310)	(559)
Other long-term liabilities	1,718	750
Deferred revenue	(12,185)	(15,416)
Net cash used in operating activities	(89,696)	(73,479)

Cash flows from investing activities:
Cash from acquisition	860	—
Purchases of property and equipment	(9,183)	(11,142)
Changes in restricted cash	(11,552)	(13,121)
Proceeds from maturities of short-term investments	118,676	155,047
Purchases of short-term investments	(78,158)	(169,187)
Net cash provided by (used in) investing activities	20,643	(38,403)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	74,639
Proceeds from exercise of stock options, net of repurchases	2,531	156
Proceeds from employee stock purchase plan	1,166	991
Repayment of notes from stockholders	53	735
Payments on capital lease obligations	(3,805)	(5,101)
Proceeds from bank obligations	9,366	12,974
Principal payments on notes payable and bank obligations	(3,882)	(2,323)
Net cash provided by financing activities	5,429	82,071

Effect of foreign exchange rates on cash and cash equivalents	(211)	345

Net decrease in cash and cash equivalents	(63,835)	(29,466)
Cash and cash equivalents, at beginning of period	111,828	84,522

Cash and cash equivalents, at end of period	$47,993	$55,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(unaudited)

NOTE 1  Organization and Summary of Significant Accounting Policies

Organization

Exelixis, Inc. (“Exelixis,” “we,” “our,” or “us”) is a biotechnology company whose primary mission is to leverage its biological expertise and integrated drug discovery capabilities to develop high-quality, differentiated pharmaceutical products in the treatment of cancer, metabolism and other serious diseases. We use comparative genomics and model system genetics to find new drug targets and compounds that we believe would be difficult or impossible to uncover using other experimental approaches.  Our research is designed to identify novel genes and proteins expressed by those genes that, when changed, either decrease or increase the activity in a specific disease pathway in a therapeutically relevant manner.  These genes and proteins represent either potential product targets or drugs that may treat disease or prevent disease initiation or progression. Our most advanced pharmaceutical programs focus on drug discovery and development of small molecules in cancer and metabolism.  We also believe that our proprietary technologies are valuable to other industries whose products can be enhanced by an understanding of DNA or proteins, including the agrochemical, agricultural and diagnostic industries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of operations and cash flows for the periods presented have been included.   Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any future period.  These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in our Annual Report on Form 10-K filed with the SEC on February 20, 2004.

Reclassifications

Certain prior year balance sheet amounts have been reclassified to conform with current year presentation.

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

Stock-Based Compensation

We recognize employee stock-based compensation under the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations.  Accordingly, we have not recognized compensation expense in our financial statements for the stock options granted to employees that had an exercise price equal to the fair value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (in thousands, except per share amounts):

	Three Months Ended September 30,
	2004	2003
Net loss:
As reported	$(27,189)	$(24,995)
Add: Stock-based employee compensation expense (reversal) included in reported net loss	(34)	166)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(3,568)	(3,707)
Pro forma net loss	$(30,791)	$(28,536)

Net loss per share (basic and diluted):
As reported	$(0.38)	$(0.35)
Pro forma	$(0.43)	$(0.40)

	Nine Months Ended September 30,
	2004	2003
Net loss:
As reported	$(85,323)	$(71,495)
Add: Stock-based employee compensation expense included in reported net loss	38	741
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(12,786)	(14,399)
Pro forma net loss	$(98,071)	$(85,153)

Net loss per share (basic and diluted):
As reported	$(1.19)	$(1.13)
Pro forma	$(1.36)	$(1.34)

Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three- or nine-month periods ended September 30, 2004 and 2003 is not necessarily representative of the pro forma effects on the results of operations for future periods.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. We adopted the remaining provisions of FIN 46 on January 1, 2004, related to variable interests held prior to January 31, 2003, and the adoption did not have a material impact on our financial condition or results of operations.

NOTE 2  Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges and cumulative translation adjustments.  Comprehensive income (loss) for the three- and nine-month periods ended September 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Net loss	$(27,189)	$(24,995)
Decrease (increase) in unrealized gains on available-for-sale securities	198	(323)
Increase in unrealized gains on cash flow hedges	—	(387)
Increase (decrease) in cumulative translation adjustment	(139)	63
Comprehensive loss	$(27,130)	$(25,642)

	Nine Months Ended September 30,
	2004	2003
Net loss	$(85,323)	$(71,495)
Decrease in unrealized gains on available-for-sale securities	(497)	(364)
Increase in unrealized gains on cash flow hedges	—	(119)
Increase (decrease) in cumulative translation adjustment	(187)	408
Reclassification of cumulative translation adjustment to income upon liquidation of an investment in a foreign entity	(228)	—
Comprehensive loss	$(86,235)	$(71,570)

NOTE 3  Restructurings

During the second quarter of 2004, we implemented a restructuring and consolidation of our research and discovery organizations designed to optimize our ability to generate multiple new, high-quality investigational new drug applications per year and rapidly advance these new drug candidates through clinical development.  The restructuring included a reduction in force of 62 employees, the majority of which were research personnel located in South San Francisco, California. We recorded a restructuring charge of $1.7 million during the second quarter of 2004 comprised of involuntary termination benefits, and as of June 30, 2004 approximately $0.7 million of the restructuring charge remained unpaid.  As of September 30, 2004, approximately $0.1 million of the restructuring charge remained unpaid and is included under the caption, “Other Accrued Expenses,” on the balance sheet and is summarized in the following table (in thousands):

	Restructuring Liability at June 30, 2004	Cash Payments	Restructuring Liability at September 30, 2004

Severance and benefits	$485	$(426)	$59
Legal and other fees	201	(153)	48
	$686	$(579)	$107

We do not expect to record any material expenses related to this restructuring in future periods.

During the third quarter of 2003, we implemented a worldwide restructuring of our research and development organization designed to reallocate resources and enhance the efficiency of our operations. The restructuring included a reduction in force of 61 research personnel located in South San Francisco, California and Tübingen, Germany, closure of our Tübingen location and relocation of certain research activities and employees from Tübingen to South San Francisco.  The restructuring plan was substantially complete as of March 31, 2004.

In connection with the third quarter 2003 restructuring plan, we recorded a cumulative charge of approximately $1.5 million to date in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), of which approximately none and $537,000 were recorded during the three- and nine-month periods ended September 30, 2004, respectively. This charge primarily consists of severance payments, retention bonuses, relocation costs, lease buyout costs and legal and outplacement services fees. The restructuring charge also includes non-cash activity including an impairment of assets of approximately $78,000 and a gain on closure of our Tübingen facility of approximately $228,000 related to the removal from equity of the cumulative currency translation adjustment attributable to the Tübingen location.  The current balance of the remaining restructuring liability is included under the caption “Other Accrued Expenses” on the balance sheet and is summarized in the following table (in thousands):

	Restructuring Liability at December 31, 2003	Restructuring Expenses Incurred During the Period (1)	Cash Payments	Exchange Rate Impact on Liability	Restructuring Liability at September 30, 2004

Severance and benefits	$389	$81	$(439)	$—	$31
Legal and other fees	18	128	(100)	(1)	45
Lease buyout costs	—	307	(195)	—	112
Relocation	6	171	(176)	—	1
	$413	$687	$(910)	$(1)	$189

(1) Excludes a net gain of $150,000 relating to non-cash items.

We do not expect to record any additional expenses, in future periods, related to the third quarter 2003 restructuring plan.

NOTE 4  Agrinomics LLC

In July 1999, Exelixis Plant Sciences (formerly Agritope, Inc.) and Bayer CropScience (formerly Aventis CropScience USA LP) formed Agrinomics LLC to conduct a research, development and commercialization program in the field of agricultural functional genomics.  As a result of our acquisition of Exelixis Plant Sciences, we owned a 50% interest in Agrinomics, while Bayer CropScience owned the remaining 50% interest.  In May 2004, we purchased from Bayer its 50% interest in Agrinomics, in exchange for our release of all future obligations of Bayer to Agrinomics under the joint venture agreement.  As there is no readily determinable fair market value for Bayer’s 50% interest in Agrinomics or Bayer’s future obligations under the Agrinomics joint venture agreement, we recorded this acquisition as a non-monetary transaction.  Accordingly, for accounting purposes, the purchase price was deemed to be zero.

We recorded the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by us based on valuation techniques in accordance with generally accepted accounting principles.  As a result of this transaction, we recorded net tangible liabilities of $450,000, intangible assets of $55,000 and expense associated with the purchase of in-process research and development of $395,000, representing the fair value of two primary research projects that had not yet reached technological feasibility and that have no alternative future use.  This transaction is not expected to have a material impact on our financial condition or results of operations.

NOTE 5 Commitments

In July 2004, we entered into an agreement to lease approximately 68,000 square feet of office and laboratory facilities in South San Francisco, California.  Pursuant to the terms of the lease, in lieu of a security deposit, we were required to issue a letter of credit with a bank in the amount of $1.6 million.  As collateral for the letter of credit, we are required to maintain a securities account at the bank equal to 100% of the letter of credit, which has been recorded in the balance sheet as restricted cash and investments.  The lease term is from July 2004 through July 2018 and the future minimum payments under this operating lease are as follows (in thousands):

Year Ending December 31,
2004	$—
2005	407
2006	1,223
2007	1,587
2008	1,627
Thereafter	17,989
$22,833

NOTE 6 Subsequent Event - X-Ceptor Acquisition

On September 27, 2004, we entered into a definitive Agreement and Plan of Merger with X-Ceptor Therapeutics, Inc (“X-Ceptor”) pursuant to which we acquired X-Ceptor.  X-Ceptor, which prior to the merger was a privately held company located in San Diego.

Californi, is focused on the discovery and development of small molecules that modulate nuclear hormone receptors (“NHRs”).  NHRs represent a class of clinically and commercially validated gene targets that are implicated in a wide range of metabolic and cardiovascular disorders. The combination of Exelixis’ small molecule discovery engine and oncology pipeline with X-Ceptor’s proprietary “reverse endocrinology” platform and pipeline of NHR-targeted compounds advances our strategy to diversify into new therapeutic areas and we expect to accelerate our goal to develop and commercialize a diverse, highly differentiated pipeline of products to treat diseases including cancer, metabolic syndrome, lipid disorders, hypertension and congestive heart failure.

On October 18, 2004, we closed the acquisition of X-Ceptor. The transaction is expected to be accounted for under the purchase method of accounting in the fourth quarter of fiscal 2004. The preliminary purchase price of approximately $25.0 million consists of approximately 2.5 million shares of Exelixis common stock, $2.9 million in cash and approximately $2.4 million in transaction costs.  We expect to record a substantial portion of the purchase price as purchased in-process research and development, which will be charged to operating expense in the fourth quarter of 2004.

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

Overview

Exelixis is a leading genomics-based drug discovery company dedicated to the discovery and development of novel therapeutics across various therapy areas. The company is leveraging its fully integrated gene-to-drug platform to fuel the growth of its proprietary drug pipeline. Exelixis’ development pipeline currently covers cancer and metabolism and is comprised of the following compounds: XL119 (becatecarin), for which a Phase 3 clinical trial has been initiated in patients with bile duct tumors; XL784, initially an anticancer compound, which has completed a Phase 1 clinical trial and is currently being developed as a treatment for renal disease; XL647 and XL999, which are currently in Phase 1 clinical trials; XL880, XL820, XL844 and XL184, anticancer compounds that are potential IND candidates; and multiple compounds in pre-clinical development for diseases including cancer, lipid disorders, hyperlipidemia and congestive heart failure.

We have incurred net losses since inception and expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in pre-clinical and clinical studies.  As of September 30, 2004, we had approximately $147.2 million in cash, cash equivalents, short-term investments and restricted cash and investments.  We anticipate that our current cash, cash equivalents, short-term investments and funding we anticipate to receive from current collaborators will enable us to maintain our currently planned operations for at least the next 15 months.  Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect.

We have collaborations with several leading pharmaceutical, biotechnology and agrochemical companies based on the strength of our technologies and biological expertise in order to support the development of our proprietary product candidates.  Through these collaborations, we obtain license fees and research funding, together with the opportunity to receive milestone payments and royalties from research results and subsequent product development.  In addition, many of our collaborations have been structured strategically to provide us access to technology to more rapidly advance our internal programs.  Our collaborations include: Bayer CropScience LP (formerly Aventis USA LP), Bayer Corporation, Bristol-Myers Squibb Company, Cytokinetics, Inc., Dow AgroSciences LLC, Merck

& Co., Inc. (two collaborations), Renessen LLC, Scios Inc., Schering-Plough Research Institute, Inc. and SmithKlineBeecham Corporation (which does business as GlaxoSmithKline).

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

Recent Developments

Clinical update

Our clinical pipeline continues to advance.  The following summarizes the status of our clinical and pre-clinical development pipeline and serves as an update to the disclosures we made in the business section of our Annual Report on Form 10-K for the year ended December 31, 2003. Several compounds in our pipeline, such as XL647, XL999 and others, are Spectrum Selective Kinase Inhibitors™ that target proteins involved in both tumor proliferation and angiogenesis. Each compound has a different inhibition spectrum of receptor tyrosine kinases (“RTKs”), and each has the potential to maximize efficacy through simultaneous inhibition of multiple RTKs.

•                  XL119 – The Phase 3 trial began dosing patients in North America and is proceeding with additional patient and investigator enrollment in North America and Europe.

•                    XL784 – We continue to explore the potential of this compound in renal disease, with a goal of pursuing that indication in the clinic in 2005.

•                  XL647  – We filed an IND for XL647 in February 2004, and we initiated the Phase 1 trial for this novel, orally available compound in June 2004. The trial is on track and continues to enroll additional subjects.

•                  XL999 – We filed an IND for XL999 in June 2004 and initiated the Phase 1 trial for this proprietary, novel anticancer compound in October 2004.

•                  XL880 – We anticipate filing an IND application for XL880 in the first half of 2005.

•                  XL820 – We anticipate filing an IND application for XL820 in the first half of 2005.

•                  XL844 – We anticipate filing an IND application for XL844 in the first half of 2005.

•                  XL184 – We anticipate filing an IND application for XL184 in the first half of 2005.

X-Ceptor Acquisition

On September 27, 2004, we entered into a definitive Agreement and Plan of Merger with X-Ceptor Therapeutics, Inc (“X-Ceptor”), which closed on October 18, 2004.  X-Ceptor, which prior to the merger was a privately held company located in San Diego, California, is focused on the discovery and development of small molecules that modulate nuclear hormone receptors (“NHRs”).  NHRs represent a class of clinically and commercially validated gene targets that are implicated in a wide range of metabolic and cardiovascular disorders. The combination of Exelixis’ small molecule discovery engine and oncology pipeline with X-Ceptor’s proprietary “reverse endocrinology” platform and pipeline of NHR-targeted compounds advances Exelixis’ strategy to diversify into new therapeutic areas and is expected to accelerate the development and commercialization of a diverse, highly differentiated pipeline of products to treat diseases including cancer, metabolic syndrome, lipid disorders, hypertension and congestive heart failure.

The transaction is expected to be accounted for under the purchase method of accounting in the fourth quarter of fiscal 2004. The preliminary purchase price of approximately $25.0 million consists of approximately 2.5 million shares of Exelixis common stock, $2.9 million in cash and approximately $2.4 million in transaction costs.

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the prior year period are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004		2003
Total revenues	$12.7	$12.4	$37.1		$37.8
Dollar increase (decrease)	$0.2		$(0.7)
Percentage increase (decrease)	2%		(2	) %

The increase in revenues for the quarter ended September 30, 2004, as compared to the comparable prior year period, was primarily a result of an increase in revenues from compound deliveries under our combinatorial chemistry collaborations and a milestone payment earned under our Bristol-Myers Squibb collaboration.   This increase was partially offset by upfront payments from Bristol-Myers Squibb related to our collaboration being fully amortized in July 2004.  The decrease in revenues for the nine months ended September 30, 2004, as compared to the comparable prior year period, was primarily a result of the successful conclusion of our collaboration with Protein Design Labs in May 2003 and upfront payments from Bristol-Myers Squibb being fully amortized in July 2004, partially offset by an increase in revenues from compound deliveries under our combinatorial chemistry collaborations and milestone payments earned under our Bristol-Myers Squibb collaboration.

Research and Development Expenses

Total research and development expenses and dollar and percentage changes, as compared to the prior year period, are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total R&D expense	$34.1	$32.3	$102.7	$95.1
Dollar increase	$1.8		$7.6
Percentage increase	5%		8%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies, consulting and facilities costs.  The increase for the three months ended September 30, 2004, as compared to the equivalent period in 2003, resulted primarily from an increase in consulting and professional expenses associated with advancing our clinical and pre-clinical development programs and was partially offset by a decrease in salaries and other personnel related expenses as a result of our restructuring activities during the second quarter of 2004.  Consulting and professional expenses increased 52% to $6.2 million and included costs associated with our Phase 3 trial for XL119, Phase 1 trial for XL647, commencing our Phase 1 trial for XL999 and moving XL844, XL820 and XL880 through pre-clinical testing in anticipation of filing IND applications in 2005.

The increase for the nine months ended September 30, 2004, as compared to the equivalent period in 2003, resulted primarily from the following costs:

•                  Consulting and professional – Consulting and professional costs increased 36% to $14.4 million, due primarily to an increase in activities associated with advancing the company’s clinical and pre-clinical development programs.  These activities included Phase 3 trial activity for XL119, Phase 1 trial activity for XL647, commencing a Phase 1 trial and filing an IND application for XL999 and moving XL844, XL820, XL880 and XL184 through pre-clinical testing in anticipation of filing IND applications in 2005.

•                  Facilities – As a result of our expanding drug discovery and development operations, facility and equipment rental expense increased 18% to $14.4 million, due primarily to our expansion into additional buildings in South San Francisco, California.

The table below summarizes the status of our current drug candidates:

Program	Clinical Status
XL119	Phase 3 clinical trial ongoing
XL784	Completed a Phase 1 clinical trial as an anticancer compound and is currently being developed for renal disease
XL647	Phase 1 clinical trial ongoing
XL999	Phase 1 clinical trial initiated in October 2004
XL880	Expect to file an IND application in the first half of 2005

XL820	Expect to file an IND application in the first half of 2005
XL844	Expect to file an IND application in the first half of 2005
XL184	Expect to file an IND application in the first half of 2005

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

General and Administrative Expenses

Total general and administrative expenses and dollar and percentage changes as compared to the prior year period are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total G&A expense	$5.1	$4.5	$15.4	$14.4
Dollar increase	$0.6		$1.0
Percentage increase	13%		7%

General and administrative expenses consist primarily of facility costs, staffing costs to support our research activities and depreciation expense. The increase for the three months ended September 30, 2004, as compared to the equivalent period in 2003, and for the nine months ended September 30, 2004, as compared to the equivalent period in 2003, resulted primarily from increases in salaries and other personnel-related expenses and facility expenses.

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

In the third quarter of 2003, we implemented a restructuring of our research and development organization designed to reallocate resources and enhance the efficiency of our operations. The restructuring included a reduction in force of 61 research personnel located in South San Francisco, California and Tübingen, Germany, closure of our Tübingen facility and relocation of certain research activities and employees from Tübingen to South San Francisco. The restructuring plan was substantially completed as of March 31, 2004.  In connection with this restructuring plan, we recorded a cumulative charge of approximately $1.5 million to date in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”  (“SFAS 146”), of which approximately none and $537,000 were recorded during the three- and nine-month periods ended September 30, 2004, respectively.  This charge consists primarily of severance, retention bonuses, relocation, lease buyout costs and legal and outplacement services fees. The restructuring charge also includes non-cash activity, including an impairment of assets of approximately $78,000 and a gain on closure of our Tübingen facility of approximately $228,000 related to the removal from equity of the cumulative currency translation adjustment attributable to the Tübingen location.  We do not expect to record any additional expenses associated with this restructuring, as the restructuring plan is substantially complete.

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

Total Other Income (Expense)

Total other income (expense), dollar and percentage changes as compared to the prior year period are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004		2003	2004		2003
Total other income (expense)	$(0.6)		$0.1	$(1.2)		$1.4
Dollar decrease	$(0.6)			$(2.6)
Percentage decrease	(1,084	) %		(189	) %

Total other income (expense) consists primarily of interest income earned on cash, cash equivalents and short-term investments, offset by interest expense incurred on notes payable, bank obligations and capital lease obligations.  The decrease in 2004 from 2003 was the result of a decrease in interest income due to an overall decline in interest rates coupled with an increase in interest expense related to an increase in our long-term debt.

Income Taxes

We have incurred net losses since inception and, consequently, have not recorded any U.S. federal or state income taxes.  We recorded a tax benefit of approximately $75,000 and a tax provision of approximately $112,000 during the three- and nine-month periods ended September 30, 2003, respectively.  These tax benefits and provision are related to income earned in our foreign operations.  Due to the activities under our 2003 restructuring plan, we did not have taxable income from foreign operations for the full year ended December 31, 2003.  As a result, we recorded a tax benefit in the fourth quarter of 2003.

Liquidity and Capital Resources

Cash Requirements

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income.  In addition, we acquired Genomica in December 2001, including $109.6 million in cash and investments.  As of September 30, 2004, we had approximately $147.2 million in cash, cash equivalents, short-term investments and restricted cash and investments.

We have incurred net losses since inception, including a net loss of approximately $85.3 million for the nine months ended September 30, 2004, and expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in pre-clinical and clinical studies.  We anticipate that our current cash, cash equivalents, short-term investments and funding to be received from current collaborators will enable us to maintain our currently planned operations for at least the next 15 months.  It is possible that we will seek additional financing within this timeframe through public or private financing, collaborative relationships or other arrangements.  Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect.

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

•                  our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in loan and lease agreements with third parties;

•                  the effect of competing technological and market developments;

•                  the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights;

•                  the cost of any acquisitions of or investments in businesses, products and technologies, although we currently have no commitments relating to any such transactions; and

•                  the cost and timing of establishing or contracting for sales, marketing and distribution capabilities.

If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We currently have a shelf registration statement on file with the SEC that allows us to sell common stock from time to time.  In addition, we recently filed a universal shelf registration statement with the SEC that allows us, after such registration statement is declared effective by the SEC, to sell from time to time common stock, preferred stock, debt securities and warrants, either individually or in units.  However, we may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

Sources and Uses of Cash

Our operating activities used cash of approximately $89.7 million and $73.5 million for the nine months ended September 30, 2004 and 2003, respectively. Cash used in operating activities relates primarily to funding net losses, changes in deferred revenue from collaborators, changes in other current assets and changes in accounts payable and other accrued expenses, partially offset by non-cash charges related to depreciation and amortization. We expect to use cash for operating activities for at least the next several years as we continue to incur net losses associated with our research and development activities, including manufacturing and development expenses for compounds in pre-clinical and clinical studies.

Our investing activities provided cash of approximately $20.6 million and used cash of approximately $38.4 million for the nine months ended September 30, 2004 and 2003, respectively. Changes in cash from investing activities are primarily due to purchases and maturities of short-term investments, purchases of property and equipment, and an increase in restricted cash.  In the nine months ended September 30, 2004 and 2003, we made purchases of $9.2 million and $11.1 million, respectively, of property and equipment. We expect to continue to make significant investments in research and development and our administrative infrastructure, including the purchase of property and equipment to support our expanding drug discovery and development operations.

Our financing activities provided cash of approximately $5.4 million and $82.1 million for the nine months ended September 30, 2004 and 2003, respectively.  Changes in cash from financing activities are primarily due to payments and proceeds associated with equipment financing facilities, bank obligations and cash received for the issuance of common shares pursuant to our employee stock purchase program and the exercise of stock options.  In addition, during the nine months ended September 30, 2003, we received net proceeds of $74.7 million from the issuance of 11.3 million shares of common stock in a follow-on public offering.  We finance property and equipment purchases through equipment financing facilities, such as capital leases, notes and bank obligations.  Over the next several years, we are required to make certain payments on capital leases, notes, bank obligations and loans from collaborators.  Under our collaboration agreement with GlaxoSmithKline, we have the option to sell additional shares of common stock to GlaxoSmithKline and draw up to another $30.0 million under a loan facility, which we plan on drawing during the fourth quarter of 2004, for use in our efforts under the collaboration. GlaxoSmithKline may elect to expand the collaboration, upon which the loan facility, as well as development funding and milestone payments, would be significantly expanded.

We believe there have been no significant changes during the nine-month period ended September 30, 2004 to the items that we disclosed as our contractual obligations under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2003, except for the operating lease we entered into during July 2004.  The following chart details our contractual obligations as of December 31, 2003, with the addition of the operating lease we entered into during July 2004 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	4-5 years	After 5 years
Minimum purchase obligations	$1,500	$1,000	$500	$—	$—
Notes payable and bank obligations	19,804	5,367	10,810	3,627	—
Licensing agreements	5,449	1,010	1,966	1,732	741
Capital lease obligations	6,782	4,899	1,883	—	—
Convertible promissory note and loan	85,000	—	30,000	18,150	36,850
Operating leases (2)	161,187	12,409	25,432	23,925	99,421
Total contractual cash obligations	$279,722	$24,685	$70,591	$47,434	$137,012

(1) These amounts represent our contractual obligations for the twelve-month period ending December 31, 2004.

(2) These amounts include the operating lease we entered into during July 2004 to lease approximately 68,000 square feet of office and laboratory facilities in South San Francisco, California.  The lease term is from July 2004 through July 2018 and the future minimum payments under this operating lease are $22.8 million.

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

Risks Related to Our Need for Additional Financing and Our Financial Results

If additional capital is not available to us, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts and we may breach our financial covenants.

We will need to raise additional capital to:

•                  fund our operations and clinical trials;

•                  continue our research and development efforts; and

•                  commercialize our identified product candidates, if any such compounds receive regulatory approval for commercial sale.

We anticipate that our current cash and cash equivalents, short-term investments and funding to be received from current collaborators will enable us to maintain our currently planned operations for at least the next 15 months. Our future capital requirements will be substantial and will depend on many factors, including:

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

•                  our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in loan and lease agreements with third parties;

•                  the effect of competing technological and market developments;

•                  the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights;

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

In addition, we must raise additional capital in order to stay in compliance with financial covenants contained in agreements with third parties.  For example, as part of our collaboration with SmithKlineBeecham Corporation, we entered into a loan and security agreement, dated October 28, 2002, which contains financial covenants pursuant to which our working capital (the amount by which our current assets exceed our current liabilities) must not be less than $25 million and our tangible net worth (our total stockholder equity less goodwill and other intangible assets) must not be less than $10 million.  We recently entered into an amendment to the loan and security agreement that allows us to comply with an alterative covenant instead of the covenants relating to working capital and tangible net worth for a period from September 15, 2004 through March 31, 2005.  Pursuant to the alternative covenant, our cash and investments (total cash, cash equivalents and investments) must not be less than $50 million.   As of September 30, 2004, our working capital was $100.3 million, our tangible net worth was $9.6 million, and our cash and investments were $147.2 million.   If we were to default on the financial covenants under the loan and security agreement, SmithKlineBeecham Corporation may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement.   As of September 30, 2004, we had borrowed $55.0 million under the loan and security agreement.  In addition, in connection with an equipment lease financing transaction with General Electric Capital Corporation, we entered into a lease agreement pursuant to which we are required to maintain minimum unrestricted cash, which is defined as cash on hand, including investments in marketable securities with maturities of less than 24 months, less cash pledged to other parties, of $35 million.   As of September 30, 2004, we had unrestricted cash of $59.9 million.   If we were to default on this financial covenant, we may be required to pay as liquidated damages the stipulated loss value of the equipment and all rents and other sums then due under the agreement.   If we cannot raise additional capital in order to remain in compliance with our financial covenants or if we are unable to renegotiate such covenants and the lendor and lessor exercise their remedies under the agreements, we would not be able to operate under our current operating plan.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses each year since our inception, including a net loss of approximately $85.3 million for the nine months ended September 30, 2004. As of that date, we had an accumulated deficit of approximately $467.5 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our product candidates and, consequently, have not generated revenues from the sale of products.  Our only revenues to date are license revenues and revenues under contracts with our partners.  The size of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.  Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development. In 2001, we acquired XL119, a rebeccamycin analogue that was in Phase 2 clinical development.  We have initiated a Phase 3 clinical trial for XL119 as a potential treatment for bile duct tumors.  We have also conducted a Phase 1 clinical trial for XL784, a potent inhibitor of the ADAM-10 metalloprotease enzyme, and plan to pursue a development path in renal disease.  During the first quarter of 2004, we filed an IND application for XL647, a potent inhibitor of RTKs that are implicated in driving tumor proliferation and vascularization, and initiated a Phase 1 clinical trial for XL647 in cancer patients in the second quarter of 2004.  In addition, during the second quarter of 2004, we filed an IND application for XL999, a potent inhibitor of RTKs that are implicated in driving tumor proliferation and vascularization, and initiated a Phase 1 clinical trial for XL999 in cancer patients in October 2004.  In the last year, we have added multiple potential anticancer compounds to our development pipeline, and we anticipate filing IND applications for product candidates during the next 12 months.  As a result, we expect that our operating expenses will increase significantly in the near term, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing small molecule drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.  Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

In the second quarter of 2004, we initiated a Phase 3 clinical trial for XL119.  We have also completed Phase 1 clinical trials for XL784.   In addition, in the second quarter of 2004, we initiated a Phase 1 clinical trial for XL647 and we initiated a Phase 1 trial for XL999 during October 2004.  We will have to conduct additional clinical testing in order to meet FDA requirements for regulatory approval of these and other product candidates.  The results from the Phase 2 clinical trials for XL119 may not be predictive of results obtained from the Phase 3 clinical trials, and the results from the Phase 1 clinical trials for XL784 may not be predictive of results obtained from any Phase 2 clinical trials.

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

We currently have collaborative research agreements with, among others, Bayer Corporation, Bristol-Myers Squibb, SmithKlineBeecham Corporation (which does business as GlaxoSmithKline), Dow AgroSciences and Renessen.

Our current collaboration with Bayer Corporation, which is conducted through Genoptera LLC, a jointly-owned limited liability company, is scheduled to expire in 2008, after which it will automatically be extended for one-year terms unless terminated by either party upon 12 months written notice. Our collaboration agreement with Bayer permits Bayer to terminate our collaborative activities prior to 2008 upon the occurrence of specified conditions, such as the failure to agree on key strategic issues after a period of years or the acquisition of us by certain specified third parties. Our agreement with Bayer is subject to termination at an earlier date if two or more of our Chief Executive Officer, Chief Scientific Officer, Agricultural Biotechnology Program Leader and Chief Informatics Officer cease to have a relationship with us within nine months of each other.  Our former Chief Scientific Officer, Geoffrey Duyk, M.D., Ph.D., left the company at the end of 2003.

In May 2004, we terminated our collaboration with Bayer CropScience, which was conducted through Agrinomics LLC, a jointly owned limited liability company.  The termination of the collaboration was in connection with our purchase of Bayer CropScience’s 50% ownership interest in Agrinomics.  As a result, we now wholly own Agrinomics.  In addition, we entered into a combinatorial chemistry agreement with Bayer CropScience, and Bayer CropScience and its affiliates entered into a number of license and technology agreements with Agrinomics.  The agreements are directed to the use of the assets developed or used under the collaborative research agreement.  Agrinomics retained the collaborative agreement with Renessen, which expires in December 2005, but has an early termination option, effective December 2004.

Our mechanism of action collaborative agreement with Bristol-Myers Squibb expired in September 2004.  Collaborative research under our cancer collaborative agreement with Bristol-Myers Squibb expires in July 2009, though Bristol-Myers Squibb has the option to extend this collaborative research until July 2010. The development program of our alliance with SmithKlineBeecham is scheduled to expire in October 2008, but the alliance is subject to earlier termination at the discretion of SmithKlineBeecham starting in 2005. Research funding under our agreement with Protein Design Labs expired in May 2003. Funding under our arrangement with Dow AgroSciences expired in July 2004.  We also have additional agreements providing lower amounts of committed funding with the following chemistry collaborators: Cytokinetics, Inc., Scios Inc., Schering-Plough Research Corporation, and Merck & Co., Inc.

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

We currently do not have manufacturing capabilities or experience necessary to produce materials for clinical trials, including XL119, XL784, XL647 and XL999. We rely on collaborators and third-party contractors to produce materials necessary for pre-clinical and clinical testing.  We rely on selected manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or GMP.  These outsourcing efforts with respect to manufacturing clinical supplies result in a dependence on our suppliers to timely manufacture and deliver sufficient quantities of materials produced under GMP conditions to enable us to conduct planned clinical trials and, if possible, to bring products to market in a timely manner.

Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our future profit margins and our ability to develop and commercialize product candidates on a timely and competitive basis.  These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements.  We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us.  If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our planned clinical trials may be delayed. Delays in pre-clinical or clinical testing could delay the filing of our IND applications and the initiation of clinical trials.

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

We do not have the ability to independently conduct clinical trials for our product candidates, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

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

Our product candidates, as well as the activities associated with their research, development and commercialization, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate would prevent us from commercializing that product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved.  Before a new drug application can be filed with the FDA, the product candidate must undergo extensive clinical trials, which can take many years and may require substantial expenditures. Any clinical trial may fail to produce results satisfactory to the FDA. The FDA could determine that the design of a clinical trial is inadequate to produce reliable results. The regulatory process also requires pre-clinical testing, and data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review.

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

To date, our product candidates have been manufactured in small quantities for pre-clinical and clinical trials. If any of these product candidates are approved by the FDA or other regulatory agencies for commercial sale, we will need to manufacture them in larger quantities. We may not be able to successfully increase the manufacturing capacity, whether in collaboration with third-party manufacturers or on our own, for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates require precise, high quality manufacturing. Our failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

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

We are highly dependent on the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. However, we do not currently have sufficient executive management and technical personnel to fully execute our business plan. Recruiting and retaining qualified scientific and clinical personnel will be critical to support activities related to advancing our clinical and pre-clinical development programs, and supporting our collaborative arrangements and our internal proprietary research and development efforts. Although we believe we will be successful in attracting and retaining qualified management, competition is intense for experienced technical personnel, and we may be unable to retain or recruit scientists with the expertise or experience necessary to allow us to pursue collaborations, develop our products and core technologies or expand our operations to the extent otherwise possible.  Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

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

A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed in the short term. In addition, we expect operating expenses to increase significantly during the next year as we move more compounds into clinical development. Accordingly, if our revenues decline or do not grow as anticipated due to the expiration or termination of existing contracts or our failure to obtain new contracts, our inability to meet milestones or other factors, we may not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

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

For example, we recently completed our acquisition of X-Ceptor.  If Exelixis is not successful in integrating X-Ceptor in its operations, the anticipated benefits of the acquisition may not be realized.   The dedication of Exelixis’ management resources to integration activities may detract attention from the day-to-day business of Exelixis.  In addition, key officers and employees of X-Ceptor may leave the company at any time.  The failure to retain such key officers and employees may decrease the likelihood of a successful integration.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2003 have not changed significantly. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of September 30, 2004 and December 31, 2003. As of September 30, 2004 and December 31, 2003, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of approximately $3.4 million and $2.7 million, respectively.

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

ITEM 6. EXHIBITS

(a)   Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIXIS, INC.

Date: November 8, 2004	/s/ Frank Karbe
Frank Karbe
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of September 27, 2004, by and among Exelixis, Inc., XBO Acquisition Corp., a wholly-owned subsidiary of Exelixis, Inc. and X-Ceptor Therapeutics, Inc.(1)

3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.(2)

3.2	Amended and Restated Bylaws of Exelixis, Inc.(3)

4.1	Specimen Common Stock Certificate.(3)

4.2	Fourth Amended and Restated Registration Rights Agreement, dated February 26,1999 among Exelixis, Inc. and Certain Stockholders of Exelixis, Inc.(3)

4.3	Warrant, dated August 17, 1998, to purchase 125,796 post-split shares of Exelixis, Inc. Series A preferred stock in favor of Comdisco, Inc.(3)

4.4	Warrant, dated August 17, 1998, to purchase 15,365 post-split shares of Exelixis, Inc. Series A preferred stock in favor of Greg Stento.(3)

4.5	Warrant, dated January 24, 1996, to purchase 267,857 post-split shares of Exelixis, Inc. Series B convertible stock in favor of MMC/GATX Partnership No. 1.(3)

4.6	Warrant, dated September 25, 1999, to purchase 63,750 post-split shares of Exelixis, Inc. common stock in favor of MMC/GATX Partnership No. 1.(3)

4.7	Warrant, dated November 15, 1999, to purchase 9,000 post-split shares of Exelixis, Inc. common stock in favor of Bristow Investments, L.P.(3)

4.8	Warrant, dated November 15, 1999, to purchase 101,250 post-split shares of Exelixis, Inc. common stock in favor of Slough Estates USA, Inc.(3)

4.9	Warrant, dated November 15, 1999, to purchase 2,250 post-split shares of Exelixis, Inc. common stock in favor of Laurence and Magdalena Shushan Trust.(3)

4.10	Warrant, dated April 1, 2000, to purchase 70, 875 shares of Exelixis, Inc. common stock in favor of Slough Estates USA, Inc.(4)

4.11	Warrant, dated April 1, 2000, to purchase 6,300 shares of Exelixis, Inc. common stock in favor of Bristow Investments, L.P.(4)

4.12	Warrant, dated April 1, 2000, to purchase 1,575 shares of Exelixis, Inc. common stock in favor of Laurence and Magdalena Shushan Family Trust.(4)

4.13	Form of Convertible Promissory Note, dated May 22, 2001, by and between Exelixis, Inc. and Protein Design Labs, Inc.(5)

4.14	Form of Note Purchase Agreement, dated May 22, 2001, by and between Exelixis, Inc. and Protein Design Labs, Inc.(5)

10.1*	Form of Stock Option Agreement under the 2000 Non-Employee Directors’ Stock Option Plan.(6)

10.2*	Form of Stock Option Agreement under the 2000 Equity Incentive Plan.(6)

10.3	Second Amendment to Loan and Security Agreement, dated as of September 20, 2004, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (7)

10.4

Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and those certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto.(8)

10.5

Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and those certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto.(8)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**

Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).(9)

(1) Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 28, 2004 and incorporated herein by reference.

(2) Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

(3) Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-1 (File No. 333-30978), as filed with the Securities and Exchange Commission on February 7, 2000, as amended, and incorporated herein by reference.

(4) Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

(5) Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

*(6) Management contract or compensatory plan.

(7) Filed as on Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2004 and incorporated herein by reference.

(8) Filed as on Exhibit to Exelixis, Inc.'s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 21, 2004 and incorporated herein by reference.

**(9) This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.