Form 10-K
period 2004-12-31
EXELIXIS INC
filed 2005-03-15
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

Common Stock $.001 Par Value per Share

*(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒  No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $581,086,606

As of March 4, 2005, there were 76,150,092 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 30, 2005, in connection with the registrant’s 2005 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

EXELIXIS, INC.

FORM 10-K

PART I

Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Annual Report on Form 10-K are “forward-looking statements.” These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Risk Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

ITEM 1. BUSINESS

Overview

Exelixis, Inc. is a biotechnology company whose primary mission is to leverage its biological expertise and integrated drug discovery capabilities to develop high-quality, differentiated pharmaceutical products for the treatment of cancer, metabolic disorders, cardiovascular disease and other serious diseases. Our research is designed to identify novel genes and proteins that, when expressed at altered levels, either decrease or increase the activity of a specific disease pathway in a therapeutically relevant manner. These genes and proteins represent either potential product targets or drugs that may treat disease or prevent disease initiation or progression. We believe that our proprietary technologies also are valuable to other industries whose products can be enhanced by an understanding of DNA or proteins, including the agrochemical, agricultural and diagnostic industries.

Our clinical development pipeline currently includes the following compounds in cancer and renal disease: XL119 (becatecarin), for which a Phase 3 clinical trial has been initiated in patients with bile duct tumors; XL784, initially an anticancer compound, currently being developed as a treatment for renal disease for which we anticipate initiating additional clinical studies in 2005; XL647 and XL999, anticancer compounds currently in Phase 1 clinical trials; XL880, an anticancer compound for which we anticipate initiating a Phase 1 clinical trial during the first half of 2005; and XL820, XL844 and XL184, anticancer compounds for which we anticipate filing investigational new drug applications (INDs) in the first half of 2005. Our preclinical pipeline is comprised of six programs in advanced lead optimization. This includes several small molecule compounds designed to target the Liver X Receptor (LXR), Farnesoid X Receptor (FXR) and Mineralocorticoid Receptor (MR). These targets are nuclear hormone receptors (NHRs) that are implicated in various metabolic and cardiovascular disorders. We also have oncology programs focused on the inhibition of the RAF, Akt/S6k and IGF1R kinases, which are implicated in various cancers. We anticipate advancing at least some of these preclinical programs to drug candidate status in 2005, with the potential of filing INDs beginning in 2006.

Areas of Expertise

Integrated Research, Discovery and Development Capabilities

We have built a multidisciplinary, integrated research and development platform that supports the complex, iterative nature of drug research, discovery and clinical development. Our platform has been designed to include all of the critical functions and know-how to advance from gene to drug in a high-quality, streamlined fashion.

We have combined our ability to select and validate biological targets with a state-of-the-art drug discovery platform and have built critical mass and excellence in all key operational areas. We believe that these resources enable us to: (i) identify and validate novel targets effectively and rapidly; (ii) develop and optimize proprietary lead compounds; and (iii) perform the broad range of preclinical testing required to fuel our pipeline and advance promising compounds through all stages of development. We believe that our integrated structure is a key competitive advantage, enabling us to effectively collaborate internally and to streamline our decision-making processes.

Research and Discovery

Our integrated research and discovery platform combines advanced capabilities in target identification and validation, genomics and protein biochemistry, informatics and chemical genetics. It is designed to operate in a fully integrated, high-throughput manner across the complete drug discovery and development continuum. This integrated approach enables us to: (i) identify biologically active compounds; (ii) optimize lead compounds to enhance drug properties, such as safety and potency; (iii) fully characterize the interactions between compounds and targets; (iv) analyze in vitro and in vivo pharmacology and perform the full range of pharmacodynamic, pharmacokinetic and safety analyses required to advance compounds into and through preclinical development, and subsequently, into clinical development. Key capabilities include:

Research

•	Model System Genetics and Comparative Genomics – our unique skill-set and know-how in the area of model system genetics and comparative genomics enables us to understand the fundamental biology of complex genetic pathways. Our goal is to identify and validate genes that play a causative role in diseases, and that are “druggable”, that is, can be targeted for inhibition through the intervention of small molecule or antibody-based therapeutics.

•	Target Validation – develops the assays and produces adequate supplies of purified proteins and reagents with which we conduct high-throughput and high-content experiments to validate that our targets are therapeutically relevant. This process also provides high-quality reagents and information to our internal discovery group for use in high-throughput drug screening, pharmacology and structural biology.

Discovery

•	High-Throughput Screening (HTS) – employs highly sophisticated assay development methods and state-of-the-art automation systems to miniaturize and integrate the analysis of very large compound libraries tested against biological targets in a variety of assay formats. The goal of these screens is to identify lead compounds that have demonstrated attractive drug properties and that are ready to progress into chemistry-intensive lead optimization.

•	Combinatorial Chemistry – rapidly synthesizes and maintains substantial libraries of highly diverse, dense and function-rich small molecule compounds that can be tested in a broad range of enzymatic and cellular assays, or experiments, against validated targets with the goal of identifying biologically active compounds during HTS lead discovery and support rapid synthesis of HTS hits during lead optimization.

•	Medicinal Chemistry – uses sophisticated chemistry techniques to optimize lead compounds by altering the chemical structure to build in attractive drug properties including potency, selectivity, cellular activity and oral bioavailability.

•	Structural Biology – includes the functions of protein crystallization and crystallography, determines the three dimensional structure of target proteins in order to define the interaction between the target and active compound and to provide important insights into the lead optimization process.

•	Computational Drug Discovery – provides the data analysis tools to understand and alter compound activity and create structure-based predictive models of target/compound interactions that can be used by structural biologists, medicinal chemists and pharmacologists in advancing compounds from lead optimization into development candidates.

•	Molecular Pharmacology – develops and implements a broad range of cell-based assays or experiments to characterize the in vitro pharmacological properties of leads in the cellular environment.

•	Pharmacology – performs a broad range of in vivo assays designed to identify and confirm the physiological activity of lead compounds. These include pharmacodynamic assays that test the ability of compounds to inhibit the target in vivo, and longer-term efficacy and toxicology studies used to select a development compound from a set of optimized candidates.

Development

Our development group has the expertise to move our development candidate compounds from preclinical testing through all phases of clinical development. In particular, the development group possesses expertise in the following areas:

•	Clinical Development – is a strong multidisciplinary team with depth and experience in all critical areas required for effective clinical development. In addition to core expertise in medicine and clinical science, the group includes drug development professionals with specialized skills including clinical trial design and direction, study implementation and oversight, biostatistics and data management, drug safety evaluation and adverse event reporting. With broad experience from IND preparation and submission to successful implementation of Phase 1, 2 and 3 clinical trials, the group has the capabilities to expeditiously advance our clinical pipeline from development to registration.

•	Regulatory Affairs – is responsible for assuring that our development programs are conducted in compliance with all regulatory requirements. These professionals combine the ability to continuously monitor and assess the ever-changing regulatory requirements with the ability to translate those regulations into pragmatic advice for our development projects.

•	Project Management – assures that each investigational compound advances as rapidly as possible. Careful planning and coordination facilitate the efficient use of internal and external resources. The group is comprised of development professionals with specialized project management experience in the pharmaceutical and biotechnology industries. Our development pipeline benefits from our comprehensive system for organizing, managing and tracking our development plans.

•	Non-Clinical Development – is responsible for the safety testing of our development compounds, as well as characterizing the absorption, distribution, metabolism and excretion of those compounds. With extensive experience and expertise in these disciplines, the group has the capabilities to provide all the non-clinical support required for our development programs, from IND-enabling studies through all phases of clinical development, through registration.

•	Pharmaceutical Technology Development (PTD) – assures that drugs are available in adequate quantity with appropriate purity, in a suitable dosage form to allow the program to proceed without delay. While PTD initially relied exclusively on external resources to accomplish their mission, the growth in our pipeline has allowed us to develop significant internal capabilities in our South San Francisco facilities. Our PTD scientists can develop and refine methods for synthesizing compounds, as well as the testing methods required to establish their purity and stability. By building these internal capabilities, we have significantly enhanced our ability to meet the tight timelines that are always part of our aggressive development programs.

Agriculture – Leveraging Our Capabilities Into Additional Revenue Opportunities

Our unique expertise in model systems biology also has applications in the agricultural arena. In the area of crop protection we are leveraging our expertise in target identification, high-throughput screening and chemistry to work with corporate partners in the discovery of more specifically targeted chemical products which include herbicides, insecticides and nematicides. In the area of plant trait discovery, we are working with corporate partners to develop crops with superior yield and improved nutritional profiles in oil content and protein composition and to develop plants with high levels of valuable biochemical compounds. We believe that our subsidiary Exelixis Plant Sciences has been a leader in utilizing “plants as factories” to produce high-value compounds that are naturally produced in plants including natural flavors and colorants for the packaged foods and cosmetics industries.

Our Strategy

Our business strategy is to leverage our biological expertise and integrated drug discovery capabilities to aggressively generate a large pipeline of diverse small molecule pharmaceutical products with first-in-class or best-in-class potential that fulfill unmet medical needs in the treatment of cancer, metabolic disorders, cardiovascular disease and potentially other serious diseases. Because our continued success and growth as a company depends in part on our ability to advance current and future compounds successfully in clinical development, we will contribute substantial resources to building a premier clinical development organization to accommodate our expanding pipeline of compounds. We continue to build critical mass of key internal expertise and capabilities to facilitate conducting multiple clinical trial programs with speed, accuracy and rigor. Specifically, our business strategy includes the following key elements:

Selectively Develop Therapeutic Products With First-In-Class Or Best-In-Class Potential

We have invested and plan to continue to invest significant funds in discovering and developing proprietary product candidates, particularly in the areas of cancer and metabolic disorders. We have committed substantial resources to building a world-class drug discovery effort that is integrated with our unique understanding of the biological basis of a disease. Part of our strategy is to generate a large pipeline of diverse product candidates that provides us with the flexibility to select only those compounds that have both clinical and commercial potential. These decisions are data-driven, based on stringent criteria that incorporate preclinical efficacy and tolerability, selectivity, potency, pharmacology and commercial viability. We commit resources to only those compounds that are commercially viable and have the potential to be first-in-class or best-in-class.

Target Multiple Pathways

Our unique strengths in biology enable us to evaluate the role of specific genes and various pathway interactions in the development, progression and treatment of cancer and other diseases. We believe that the most effective therapies for cancer will target multiple pathways, simultaneously turn off growth signals, increase rates of programmed cell death and reduce the growth of blood vessels necessary to support tumor growth. We are focused on developing Spectrum Selective Kinase Inhibitors™ (SSKIs). Each SSKI has been specifically optimized to inhibit a unique combination of receptor tyrosine kinase (RTK) activities. RTKs comprise a diverse group of proteins that play an essential role in mediating many cancer-related pathways. Because each SSKI inhibits multiple RTKs, these compounds have the ability to simultaneously target the tumor and its vasculature, potentially increasing potency and efficacy.

Leverage Strategic Collaborations

We have established and intend to continue pursuing commercial relationships and key partnerships with major pharmaceutical and biotechnology companies based on the strength of our biological expertise and drug discovery and development capabilities. Our collaborations to date provide us with substantial committed funding for our R&D efforts, the potential to earn significant milestones as well as opportunities to receive significant future payments, if our collaborators successfully develop and market products that result from our collaborative work. In addition, many of our collaborations have been structured strategically so that we gain access to technology or product opportunities. Technology access allows us to advance our internal programs more rapidly, save time and money, and retain rights to use the same information or tools for different development opportunities.

Acquire Products, Technologies or Skills Opportunistically

We will continue to evaluate opportunities that provide us with key personnel, intellectual property, technologies and/or products that will enhance our development capabilities and product pipeline. We believe that the acquisition of strategic products and technologies will create additional value in our internal and collaborative programs. In addition, we believe that many of our strategic relationships permit us to obtain co-development, co-promotion or other rights to products identified or developed in such collaborative relationships as a result of our efforts.

Disciplined Management of Our Financial Resources

Fiscal discipline and pragmatic allocation of our resources are key components of our corporate strategy. We focus the bulk of our financial resources on those functions that enhance our ability to generate multiple new, high-quality INDs and rapidly advance these new drug candidates through clinical development. We believe that this approach will enhance the quality and growth of our pipeline while ensuring our ability to fulfill obligations to corporate partners. We seek to finance our activities through a blend of funding opportunities, including executing under our existing partnerships, which potentially triggers substantial milestones; exploring opportunities for new partnerships for our unpartnered cancer and metabolism assets, which has the potential to bring in near-term cash and defray late-stage development costs; evaluating the suitability of third-party financing vehicles with the aim to off-load a significant portion of our near-term clinical development expense and opportunistically accessing the capital markets.

Clinical and Preclinical Pipeline

Clinical Pipeline

We have a deep expansive pipeline of high-quality compounds in various stages of development to treat cancer, renal disease and various metabolic and cardiovascular disorders. Our most advanced compounds are for bile duct tumors (XL119) and renal disease (XL784). However, the majority of our pipeline compounds are SSKI’s. Each SSKI has a different inhibition spectrum, with the potential to maximize efficacy through simultaneous inhibition of multiple RTKs.

•

XL119 (becatecarin) is an anticancer compound for which we have initiated a Phase 3 clinical trial as a potential treatment for bile duct tumors. The trial began in June 2004 and includes several centers in North America and Europe. The trial was designed under a Special Protocol Assessment (SPA) with the U.S. Food and Drug Administration (FDA) where it was mutually agreed that the trial would include up to 600 patients with a primary endpoint of an increase in survival of at least two months. However, the trial is designed to have two interim analyses at a specified number of patient events (deaths) where the data from the trial will be independently reviewed. At these interim analyses a decision to halt or continue the trial will be made. If taken to completion, we estimate that the trial could take up to three years. In March 2004, XL119 was granted orphan drug designation in bile duct cancer. Orphan drug status is granted to treatments for diseases with patient populations fewer than 200,000 people in the United States and provides the benefits of extended market exclusivity for seven years, tax credits of up to 50% of the qualified clinical trial expenses and a waiver of FDA user fees.

•	XL784 is the first small molecule compound developed from our proprietary drug discovery platform. XL784, which was initially developed as a cancer compound, is currently in late stage pre-clinical development for renal disease and we anticipate initiating additional clinical studies for this indication in 2005. XL784 is a potent inhibitor of the ADAM-10 metalloprotease (MP) enzyme, a target of significant interest because of its important role in blood vessel formation and cell proliferation. XL784 was specifically optimized to spare matrix metalloprotease 1 (MMP1), thus potentially significantly enhancing its safety profile and enabling higher dosing in comparison to other MMP inhibitors. Data from a Phase 1 clinical trial of orally administered XL784 in 70 healthy volunteers showed single doses of the compound to be free of side effects and to have an attractive pharmacokinetic profile. XL784 has been reformulated for chronic administration and has demonstrated dose-proportional absorption, was orally bioavailable and was well tolerated.

•	XL647 is a potent inhibitor of RTKs that are implicated in driving tumor proliferation and vascularization. XL647 has been specifically optimized to simultaneously inhibit the epidermal growth factor receptor (EGFR), human epidermal growth factor receptor 2 (HER2), vascular endothelial growth factor receptor (VEGFR) and ephrin B4 (EphB4) RTKs with high potency and demonstrates excellent activity in target-specific cellular functional assays. In preclinical animal models, XL647 has good oral bioavailability and has shown sustained inhibition of target RTKs in vivo following a single oral dose. In preclinical models of several major tumor types including human breast, lung, colon, and prostate cancer, XL647 has demonstrated potent inhibition of tumor growth and has also been shown to cause tumor regression. Consistent with its spectrum of activity, an analysis of tumors from XL647-treated animals has shown significant decreases in both tumor vascularity and tumor cell proliferation and an increase in tumor cell death. XL647 is currently in Phase 1 clinical trials and we anticipate reporting results from this trial in 2005.

•	XL999 has been specifically optimized to inhibit RTKs implicated in the development and maintenance of tumor vasculature. XL999 simultaneously inhibits the fibroblast growth factor receptor (FGFR), VEGFR, platelet-derived growth factor (PDGFR) and FMS-like tyrosine kinase 3 (Flt3), RTKs with high levels of potency and demonstrates excellent activity in target-specific cellular functional assays. In several preclinical models of major tumor types including human breast, lung, colon and prostate cancer, XL999 has demonstrated potent inhibition of tumor growth and has also been shown to cause tumor regression. XL999 has shown rapid onset of action in vivo with significant tumor apoptosis (programmed cell death)/necrosis (death of cells or tissue) and vascular disruption observed after a single oral dose in two different cancer models. XL999 is suitable for both oral and intravenous dosing and has shown sustained inhibition of target RTKs in vivo following a single oral dose. In addition, XL999 is a potent inhibitor of Flt3, which is an important driver of cell proliferation in many patients with acute myelogenous leukemia (AML), and has demonstrated remarkable potency in an Flt3-driven model of leukemia. The Phase 1 clinical trial is currently ongoing and we anticipate reporting results from this trial in 2005.

•

XL880 is a novel, orally administered small molecule compound for the treatment of cancer. In pre-clinical studies, XL880 has demonstrated potent inhibition of the hepatocyte growth factor receptor (Met) and VEGFR2 (KDR), RTKs which play synergistic roles in promoting tumor growth and angiogenesis. Activation or overexpression of Met has been shown to be a negative prognostic indicator in patients with bladder, breast, cervical, gastric, ovarian, head and neck, nasopharyngeal, thyroid, liver and lung carcinomas, patients with multiple myeloma and glioma as well as hereditary and sporadic papillary renal carcinomas, and other solid tumors. In addition to VEGF and Met, XL880 has shown potent activity against other RTKs that have been implicated in various forms of cancer including mast/

stem cell growth factor (KIT), platelet-derived growth factor (PDGF) receptors, Flt3, and tyrosine-protein kinase receptor (Tie-2). We filed the IND for XL880 in December 2004 and we plan to initiate a Phase 1 clinical trial during the first half of 2005.

•	XL844 is a potent, selective inhibitor of checkpoint kinase 1 and 2 (Chk1 & 2), protein kinases that induce cell cycle arrest in response to a variety of DNA damaging agents. We believe that XL844 is the first potent, selective Chk inhibitor to advance toward the clinic. In preclinical studies, XL844 has demonstrated significant potency in biochemical and cellular assays, oral bioavailability and an attractive pharmacokinetic profile. XL844 potentiates the efficacy of an array of chemotherapeutic agents in cellular and tumor models without a concomitant increase in systemic toxicity by exploiting genetic liabilities that arise during tumor cell expansion. We intend to continue evaluating the synergistic effects of XL844 in combination with different DNA damaging agents in different cell lines both in vitro and in vivo, and to explore the compound’s potential as a radiation sensitizer. We anticipate filing an IND for XL844 in the first half of 2005.

•	XL184 is a potent inhibitor of the Met and VEGFR2 (KDR) RTKs, which play synergistic roles in promoting tumor growth and angiogenesis. In preclinical studies, XL184 has demonstrated significant oral bioavailability and excellent pharmacokinetic properties in both rodent and non-rodent species. Additionally, XL184 has exhibited potent inhibition of other RTKs that have been implicated in various forms of cancer including KIT, Flt3 and Tie-2. In preclinical efficacy studies, XL184 prevented tumor growth and induced the regression of large tumors in a broad range of human tumor xenograft models including breast cancer, lung cancer and glioma. We believe that XL184 will be the second small molecule inhibitor of Met in clinical development following XL880 for which we filed an IND in 2004. We anticipate filing an IND for XL184 in the first half of 2005.

•	XL820 is a potent inhibitor of RTKs that are implicated in driving tumor proliferation and vascularization. XL820 has been optimized to specifically inhibit the KIT, VEGFR, and PDGFR RTKs with high potency. It has demonstrated excellent activity in target-specific cellular functional assays. In biochemical and cellular assays, XL820 also potently inhibits the mutationally activated forms of KIT that are found in human disease. XL820 has good oral bioavailability and has shown sustained inhibition of target RTKs in vivo following a single oral dose. In preclinical models of major tumor types including breast cancer and glioma, XL820 has demonstrated potent inhibition of tumor growth and also was shown to cause tumor regression in one model. Consistent with its spectrum of activity, analysis of tumors from XL820-treated animals has shown significant decreases in both tumor cell proliferation and tumor vascularity. We anticipate filing an IND for XL820 in the first half of 2005.

Under the terms of our research and development collaboration with SmithKline Beecham Corporation (which does business as GlaxoSmithKline), which was established in October 2002 and amended in January 2005, GlaxoSmithKline has the right to select after successful completion of proof-of-concept two (or possibly three if the collaboration is extended) of the compounds in our pipeline for further development (other than XL119). This includes XL784, XL647, XL999, XL880, XL844, XL184, XL820 and five earlier stage oncology programs. Selection of any of these compounds would trigger milestone payments and royalties from GlaxoSmithKline, and would provide us with co-promotion rights should a compound be successfully commercialized.

Preclinical Pipeline

We have several programs targeting metabolic disorders, cardiovascular disease as well as cancer that are in advanced lead optimization. We expanded our metabolism program in October 2004 by acquiring X-Ceptor Therapeutics, Inc., a leader in the discovery and development of small molecules that modulate NHRs. NHRs represent a class of clinically and commercially validated gene targets that are implicated in a wide range of metabolic and cardiovascular disorders. We anticipate advancing these programs to drug candidate status in 2005 and potentially filing INDs in 2006.

Metabolic Disorders and Cardiovascular Disease

•	Liver X Receptor (LXR) proteins regulate cellular cholesterol outflow from the macrophage (an immune cell) to the blood and ultimately to the liver where cholesterol is removed from the body. This process is known as reverse cholesterol transport. Using our drug discovery platform, we have identified potent, proprietary and highly selective LXR ligands (a compound that binds to a receptor) that have shown excellent drug metabolism and pharmacokinetic properties including good oral bioavailability. The lead compounds that are part of this program have been highly efficacious in rodent models of atherosclerosis (a condition that involves the thickening and hardening of artery walls which leads to interference with blood flow). These data suggest that LXR is a novel molecular target that provides the opportunity for discovering first-in-class small molecule therapeutics that prevent and induce regression of atherosclerosis.

•	Farnesoid X Receptor (FXR) has been shown to function as a bile acid receptor regulating genes involved in lipid, cholesterol and bile acid homeostasis. We have identified proprietary, potent and selective FXR ligands that have good oral bioavailability and drug metabolism and pharmacokinetic properties. In rodent models of dyslipidemia, these compounds lowered triglycerides by decreasing triglyceride synthesis and secretion. In addition, they improved the HDL/LDL ratio and are anti-atherogenic (preventing the formation of lipid deposits in the arteries) in animal models of atherosclerosis. Our lead compound is also effective in models of cholestasis (a condition in which bile excretion from the liver is blocked), cholesterol gallstones and liver fibrosis. These data suggest that small molecule ligands targeting FXR should function as novel therapeutic agents for treating symptoms and disease states associated with metabolic syndrome as well as certain liver disorders.

•	Mineralocortiocoid Receptor (MR) antagonists are used in the treatment of hypertension and congestive heart failure. We have developed proprietary, potent and selective non-steroidal MR antagonists that are highly effective in animal models of hypertension and congestive heart failure. They also provide protection for the vasculature. Our lead compounds have shown excellent oral bioavailability and drug metabolism and pharmacokinetics properties. The compounds have exhibited a significantly better pharmacokinetic and pharmacodynamic profile than existing steroid drugs. We believe that these novel proprietary non-steroidal MR antagonists offer highly effective and safe therapeutic approaches for the treatment of hypertension. In addition, we believe that these drug candidates should be effective in the treatment of congestive heart failure and for protecting the vasculature during chronic inflammatory insult.

Cancer

•	Insulin-Like Growth Factor 1 Receptor (IGF1R) is a RTK that promotes cell growth and survival in response to the binding of its ligand, insulin-like growth factor. IGF1R is highly expressed and activated in a broad range of human tumors and is thought to promote tumor growth, and survival and resistance to chemotherapeutic agents. We have identified potent inhibitors of IGF1R that are orally bioavailable and show promising efficacy in tumor xenograft models that express IGF1R. We are currently characterizing a set of advanced lead compounds with the aim of selecting a development candidate.

•	Raf Kinases are cytoplasmic serine/threonine kinases that lie immediately downstream of ras, and are key components of the ras/raf/MEK/erk kinase pathway that is frequently activated in human tumors. Inappropriate activation of this pathway promotes cell growth in the absence of exogenous growth factors. Activating mutations in B-raf occur in approximately 60% of melanoma patients indicating a potentially pivotal role for deregulation of this kinase in the progression of melanoma. We have identified potent and highly selective inhibitors of raf kinases that are orally bioavailable and show efficacy in tumor xenograft models. We are currently characterizing a set of advanced lead compounds with the aim of selecting a development candidate.

•	S6K/Akt Inhibitors are kinases downstream of the lipid phosphatase PTEN. Their activation is a frequent event in human tumors and promotes cell growth, survival and resistance to chemotherapy and radiotherapy. Regulation of the pathway is complex, and inhibition at a single point (e.g., mTOR) can result in upregulation in the activity of other pathway components. Inhibitors that effectively inactivate the pathway are expected to induce apoptosis (programmed cell death) in tumor cells and sensitize them to a wide range of chemotherapy. We have identified potent inhibitors that simultaneously target the kinases Akt and p70S6K. Advanced compounds from this lead series are orally bioavailable and efficacious in tumor xenograft models, and we are currently completing characterization of late stage compounds to allow selection of a development compound.

Corporate Collaborations

We have established collaborations with major pharmaceutical and biotechnology companies based on the strength of our technologies and biological expertise to support additional development of our proprietary products. Through these collaborations we obtain license fees, research funding, and the opportunity to receive milestone payments and royalties from research results and subsequent product development activities. In addition, many of our collaborations have been structured strategically to provide us with access to technology that may help to advance our internal programs more rapidly while at the same time enabling us to retain rights to use these technologies in different industries. We have also established collaborations with leading companies in the agrochemical industries that allow us to continue expanding our internal development capabilities and diversifying our revenue stream while providing our partners with novel targets and assays. For the year ended December 31, 2004, revenue from GlaxoSmithKline, Genoptera and Bristol Myers Squibb represented approximately 30%, 27% and 19% of our total revenue, respectively.

Pharmaceutical Collaborations

GlaxoSmithKline

In October 2002, we entered into a broad collaboration with GlaxoSmithKline for the discovery, development and commercialization of novel small molecule therapeutics in the areas of vascular biology, inflammatory disease and cancer, to the extent that programs in these areas were not previously partnered. The collaboration involves three agreements: a Product Development and Commercialization Agreement (PDA), a Stock Purchase and Stock Issuance Agreement (SPA), and a Loan and Security Agreement (LSA). Under the PDA, we conduct research and development with the objective of delivering compounds to GlaxoSmithKline that have successfully completed proof-of-concept (i.e., Phase 2a of clinical development). GlaxoSmithKline had an exclusive option to select a certain number of compounds that have completed proof-of concept for further development, manufacture and commercialization on a worldwide basis, subject to payment by GlaxoSmithKline of acceptance fees at rates that depend on the number and timing of compounds selected by GlaxoSmithKline. Under the PDA, we are entitled to receive significant clinical and regulatory milestone payments based on the number and timing of compounds reaching specified points of progression. We may also receive royalty payments, if any, on the compounds commercialized by GlaxoSmithKline, at rates that are dependent upon the net sales and the number of compounds that GlaxoSmithKline elects to further develop, manufacture and commercialize. We also retain co-promotion rights in North America for compounds selected by GlaxoSmithKline.

Under the LSA, GlaxoSmithKline provided a loan facility of up to $85.0 million for use in our efforts under the collaboration. We borrowed $25.0 million under that agreement in December 2002, an additional $30.0 million in December 2003, and the final installment of $30.0 million in December 2004. All loan amounts bear interest at a rate of 4.0% per annum and are secured by the intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest become due in installments, beginning on or about the sixth anniversary of the collaboration, unless the collaboration is earlier terminated by GlaxoSmithKline for our uncured material breach, insolvency or certain events of change of control. Repayment of all or any of the amounts advanced to us under the LSA may, at our election, be in the form of our common stock, subject to certain conditions.

Under the terms of the SPA, GlaxoSmithKline purchased 2.0 million shares of our common stock in a private placement for a total purchase price of $14.0 million in November 2002. We also had an option to sell, and GlaxoSmithKline had an obligation to purchase, additional shares of our common stock at a specified time in the future and at a price that is at a premium to the then current market price of our common stock.

Pursuant to terms of the PDA, GlaxoSmithKline paid us $30.0 million as an upfront fee and $10.0 million in annual research funding and agreed to pay a minimum of an additional $80.0 million in research and development funding over the first six years of the collaboration, subject to GlaxoSmithKline’s right to terminate the collaboration in the event of a material breach by us of certain provisions of the agreement, our failure to meet certain performance requirements after the third year of the collaboration or in the event of a change of control of Exelixis by a major pharmaceutical company.

Under the PDA, an option period commenced in October 2004 during which GlaxoSmithKline was required to elect to limit or expand the scope of the collaboration. In January 2005, we amended the collaboration with GlaxoSmithKline. The terms of the amended collaboration reflect GlaxoSmithKline’s decision to select a modified program election that is neither the limited or expanded option envisioned in the original agreement. If GlaxoSmithKline had elected the limited program option, then GlaxoSmithKline would have been able to select up to 12 targets, along with the respective compounds directed against those targets, which would have narrowed the focus of further work under the collaboration. If GlaxoSmithKline had elected the expanded program option, there would not be a narrowing of focus and all of the collaboration targets and their respective compounds would have remained in the collaboration. Under the amended PDA, GlaxoSmithKline selected a modified program election through which the focus of the collaboration is shifted to 12 internal programs at various stages of development (XL784, XL647, XL999, XL880, XL184, XL820, XL844 and five earlier stage oncology programs). Each program centers on compounds that are directed against one or more targets identified in the collaboration. Additionally, GlaxoSmithKline retains exclusivity rights to the approximately 32 specified targets that are encompassed by the 12 programs. However, we retain rights to all compounds not encompassed by the 12 programs selected by GlaxoSmithKline and may work on any targets with the exception of the approximately 32 targets subject to the exclusivity.

Under the amended PDA, GlaxoSmithKline will be required to pay a new $30.0 million milestone to us upon (i) the filing of INDs for three out of four compounds (XL880, XL184, XL820 and XL844) prior to the end of 2005 or (ii) the successful completion in 2005 of a Phase 1 clinical trial for one of these four compounds. This payment, if made, will reduce by an equal amount any milestones that would have originally been paid later in the collaboration. In return for the new $30.0 million milestone, GlaxoSmithKline will receive a specified reduction against the first acceptance milestone as well as a temporary reduction in the royalty rate it owes us on net sales of products developed under the collaboration. The $30.0 million milestone payment, if paid to us, and the related specified reduction will reduce the first acceptance milestone owed to us and, if the acceptance milestone is less than the $30.0 million and the specified reduction, then the remaining balance will reduce any future product commercialization milestones that GlaxoSmithKline owes to us. GlaxoSmithKline also will be obligated to pay an additional new $5.0 million milestone to us upon achieving specified progress by the end of 2005 with respect to certain other candidates. Under the original PDA, GlaxoSmithKline would have paid the first milestone upon its selection of a compound that had completed proof-of-concept for further development. Under the amended PDA, GlaxoSmithKline is obligated to provide research funding of $47.5 million over the remaining three-year term of the collaboration.

As a result of GlaxoSmithKline’s program election and pursuant to the terms of the original SPA, GlaxoSmithKline purchased 1.0 million shares of our common stock at an aggregate purchase price of approximately $11.1 million in January 2005. We have no further option to sell, and GlaxoSmithKline has no further obligation to purchase, additional shares of our common stock.

Bristol-Myers Squibb

In September 1999, we entered into a three-year research and technology transfer agreement with Bristol-Myers Squibb Company (BMS) to identify the mechanism of action (MOA) of compounds delivered to us by BMS. In July 2002, the agreement was extended for an additional two years. This information may enable BMS to enhance the potency, specificity and selectivity of drug candidates and may lead to the discovery of new generations of compounds with attractive drug properties. In connection with the collaboration, BMS originally transferred to us certain combinatorial chemistry hardware and software and paid us a technology access fee. In July 2002, the agreement was extended for an additional two years. Under the terms of the extension, BMS will continue to provide research support payments, as well as pay milestones and royalties based on achievements in the research and commercialization of products based on BMS compounds that are the subject of the collaboration.

We can also earn additional amounts under the agreement upon the achievement of certain milestones as well as earn royalties on the future sale by BMS of human products incorporating compounds developed under the agreement. The agreement also includes technology transfer and licensing terms, which call for BMS and us to license and share certain core technologies in genomics and lead optimization. In accordance with the terms of the two-year extension, this agreement expired during July 2004.

In July 2001, we entered into a second collaboration with BMS focused on cancer target identification. The collaboration involves three agreements: a Stock Purchase Agreement, a Cancer Collaboration Agreement and a License Agreement. Under the terms of the collaboration, BMS (i) purchased 600,600 shares of our common stock in a private placement for approximately $20.0 million in cash; (ii) agreed to pay us a $5.0 million upfront license fee and provide us with $3.0 million per year in research funding for a minimum of three years; and (iii) granted us a worldwide, fully-paid, exclusive license to becatecarin (XL119) developed by BMS, which is currently in a Phase 3 trial as a potential treatment for bile duct tumors. In December 2003, we extended and expanded this collaboration until January 2007 with the right for BMS to continue the collaboration until July 2009. The goal of the extension is to increase the total number and degree of validation of cancer targets that we will deliver to BMS. Each company will maintain the option to obtain exclusive worldwide rights to equal numbers of validated targets arising from the collaboration. Under the terms of the extended collaboration, BMS provided us with an upfront payment and we will receive increased annual research funding and milestones on certain cancer targets arising from the collaboration that progress through specified stages of validation. We will also be entitled to receive milestones on compounds in the event of successful clinical and regulatory events and royalties on commercialized products.

Chemistry Collaborations

In 2001 and 2002, we entered into collaboration agreements with Elan Pharmaceuticals, Inc., Scios Inc., Cytokinetics, Inc., Schering-Plough Research Institute, Inc. and Merck & Co., Inc. to jointly design custom high-throughput screening compound libraries. Each partner agreed to pay us a per-compound fee for delivering compounds that met certain agreed-upon acceptance criteria. Each party also paid an upfront technology access fee that was creditable against the future purchase of compounds. Each party retained rights to use the compounds developed and delivered in its own proprietary drug discovery programs and in its collaborative efforts with third parties. During 2004, our collaboration agreement with Elan Pharmaceuticals, Inc. terminated in accordance with the terms of the agreement.

In January 2005, we agreed to mutually terminate the collaborations with Scios, Inc., Schering-Plough Research Institute, Inc., Merck & Co., Inc. and Cytokinetics, Inc. effective as of December 31, 2004. Each of the termination agreements provides that we have fully satisfied our obligation to deliver compounds under the respective collaboration agreement. We incurred no early termination penalties. We decided to terminate the collaborations because they were no longer economically attractive to us nor did they further our strategic priorities of advancing proprietary compounds in research and discovery and clinical development.

Agricultural Collaborations

Bayer Corporation

In December 1999, we established Genoptera LLC with Bayer Corporation to develop insecticides and nematicides for crop protection. As part of the formation of this joint venture, Bayer has paid us, through Genoptera, license fees and research commitment fees of $20.0 million and has agreed to provide eight years of research funding through 2007 at a minimum level of $10.0 million per year (for a total of $100.0 million of committed fees and research support). In addition, Bayer is required to pay Genoptera milestones and royalties on products developed by it resulting from the Genoptera research, and we are required to pay Genoptera royalties on certain uses of technology arising from such research. Bayer owns 60% of Genoptera and we own the remaining 40%. We did not make any capital contributions for our ownership interest and have no obligation to fund future losses. The formation of this joint venture is an outgrowth of, and replaces, the contractual collaboration first established with Bayer AG (the corporate parent of Bayer Corporation) in May 1998.

In collaboration with Bayer, we are applying our model systems platform and assay development capabilities to identify unique targets that may be used to develop new, more effective broad-spectrum insecticides, as well as nematicides. As a result of screening targets both from novel targets as well as from determining the MOA of an existing compound, we have delivered to Bayer numerous targets and high-throughput screening assays that may be useful in identifying new insecticides for which we have received milestone payments. Under our collaborative arrangement (through our joint venture, Genoptera LLC), Bayer retains exclusive rights to insecticides and nematicides for crop protection. We remain free to conduct research in pesticides other than insecticides or nematicides, as well as in the development of pest-resistant crops.

Either we or Bayer may terminate the Genoptera research efforts after 2007. In addition, Bayer may terminate the joint venture or buy out our interest in the joint venture prior to 2007 under specified conditions including by way of example, failure to agree on key strategic issues after a period of years, the acquisition of Exelixis by another company or the loss of key personnel that we are unable to replace with individuals acceptable to Bayer.

Bayer CropScience

In May 2004, we terminated our collaboration with Bayer CropScience in the field of agricultural genomics. The collaboration was conducted through Agrinomics LLC, a jointly owned limited liability company. The termination of the collaboration was in connection with our purchase of Bayer CropScience’s 50% ownership interest in Agrinomics. As a result, we now wholly own Agrinomics. In addition, we entered into a combinatorial chemistry agreement with Bayer CropScience, and Bayer CropScience and its affiliates entered into a number of license and technology agreements with Agrinomics. The agreements are directed to the use of the assets developed or used under the collaborative research agreement.

Dow AgroSciences

In July 2000, we established a three-year research collaboration with Dow AgroSciences to identify the mechanisms of action of certain herbicides and fungicides delivered to us by Dow AgroSciences. Under this agreement, we received access to a collection of proprietary compounds from Dow AgroSciences that may be useful in our human therapeutic drug discovery programs. We identified targets to certain Dow AgroSciences compounds that could be used to develop new classes of fungicides and herbicides. We are entitled to receive milestones and royalties for potential products developed from this collaboration. The fungicide and herbicide mechanism of action research project was successfully completed as of July 2004.

Renessen

In December 2002, Agrinomics established an alliance to enhance seed oil content in commercially valuable crops with Renessen LLC. Renessen is a joint venture between Monsanto Company and Cargill, Inc. The collaboration combines Agrinomics’ technological leadership in agricultural functional genomics, high-throughput gene screening and seed trait identification with Renessen’s global expertise in quality trait crop development and commercialization, with the goal of accelerating the development of novel proprietary crops with improved seed composition traits. This collaboration leverages the unique capabilities of Agrinomics’ powerful ACTTAG™ gene activation and selection platform to rapidly discover and validate genes that can optimize important seed traits in order to increase the commercial value of many of the world’s most significant agricultural crops. In February 2005, Agrinomics entered into an amendment to the collaboration agreement with Renessen that expands and extends the original alliance between Agrinomics and Renessen.

Competition

We face intense competition in the markets we are pursuing. There are many companies focused on the development of small molecules and antibodies for diseases including cancer and metabolic and cardiovascular disorders. Our potential competitors include major pharmaceutical and biotechnology companies as well as agricultural companies. Many of our potential competitors have significantly more financial, technical and other resources than we do, which may allow them to have a competitive advantage.

Any products that we may develop or discover are likely to compete in highly competitive markets. Many of our competitors may succeed in developing products that may render our products and those of our collaborators obsolete or noncompetitive. In addition, many of our competitors have significantly greater experience than we do in their respective fields.

Research and Development Expenses

Research and development expenses, excluding acquired in-process research and development expenses, consist primarily of salaries and other personnel-related expenses, facilities costs, supplies, licenses and depreciation of facilities and laboratory equipment. Research and development expenses were $137.7 million for the year ended December 31, 2004, compared to $127.6 million for 2003 and $112.0 million for 2002.

Proprietary Rights

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents or other proprietary rights are an essential element of our business. We are the assignee or exclusive licensee of 306 pending patent applications and 86 issued patents in the United States, and in most cases corresponding patents/applications in foreign countries that we have deemed desirable. We seek patent protection of inventions originating from our ongoing research and development activities that are commercially important to our business. Research and development activities include plant and animal genes and gene functions, proteins, antibodies, biotherapeutics and small molecule pharmaceutical and agricultural products, as well as genetic methods and technology improvements for discovering such genes, functions, proteins, antibodies, biotherapeutics and small molecule pharmaceutical and agricultural products.

We have obtained licenses from various parties that give us rights to technologies that we deem to be necessary or desirable for our research and development. These licenses (both exclusive and non-exclusive) may require us to pay royalties as well as upfront and milestone payments.

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

In the future, third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend ourselves against such claims, whether they are with or without merit and whether they are resolved in favor of, or against, our licensors or us, we may face costly litigation and the diversion of management’s attention and resources. As a result of such disputes, we may have to develop costly non-infringing technology or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all.

Employees

As of December 31, 2004, we had 517 full-time employees worldwide, 193 of whom hold Ph.D. and/or M.D. degrees and 432 of whom were engaged in full-time research and development activities. We plan to hire additional staff as new corporate collaborations are established and we expand our internal development and discovery efforts. Our success will depend upon our ability to attract and retain qualified employees. We face competition in this regard from other companies in the biotechnology, pharmaceutical and high technology industries, as well as research and academic institutions. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Available Information

We were incorporated in Delaware in November 1994 as Exelixis Pharmaceuticals, Inc., and we changed our name to Exelixis, Inc. in February 2000.

We maintain a site on the worldwide web at www.exelixis.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, copies of our filings with the SEC are available at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a site on the worldwide web that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

We will need to raise additional capital to:

•	fund our operations and clinical trials;

•	continue our research and development efforts; and

•	commercialize our product candidates, if any such candidates receive regulatory approval for commercial sale.

We anticipate that our current cash and cash equivalents, short-term investments and funding that we expect to receive from collaborators will enable us to maintain our currently planned operations for at least the next 15 months. Our future capital requirements will be substantial and will depend on many factors, including:

•	payments received under collaborative agreements, licensing agreements and other arrangements;

•	the progress and scope of our collaborative and independent clinical trials and other research and development projects;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	our ability to share the costs of our clinical development efforts with third parties, including clinical development costs we intend to offload through financing vehicles or by partnering with other companies;

•	the cost and timing of regulatory approvals;

•	the cost of establishing clinical and research supplies of our product candidates;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in loan and lease agreements with third parties;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights;

•	the cost of any acquisitions of or investments in businesses, products and technologies, although we currently have no commitments relating to any such transactions; and

•	the cost and timing of establishing or contracting for sales, marketing and distribution capabilities.

One or more of these factors or changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our existing stockholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are unfavorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. If we raise additional funds through collaboration arrangements with third parties, it will be necessary to relinquish some rights to our technologies or product candidates, or we may be required to grant licenses on terms that are unfavorable to us.

Our capital needs may also increase in 2006 if we have to repay a $30 million convertible promissory note that we issued in May 2001 to PDL in connection with a collaboration agreement. The note matures in May 2006 and is convertible into our common stock at PDL’s option any time after the first anniversary of the note. The note is convertible into Exelixis common stock at a conversion price per share equal to the lower of (i) $28.175 or (ii) 110% of the fair market value (as defined in the note) of a share of our common stock at the time of conversion. If the note is not converted by PDL, we will have to repay the entire note in May 2006.

In addition, we must raise additional capital in order to stay in compliance with financial covenants contained in agreements with third parties. For example, as part of our collaboration with SmithKlineBeecham Corporation, we entered into a loan and security agreement, dated October 28, 2002, which, as amended, contains financial covenants pursuant to which our working capital (the amount by which our current assets exceed our current liabilities) must not be less than $25.0 million and our cash and investments (total cash, cash equivalents and investments) must not be less than $50.0 million. As of December 31, 2004, our working capital was $100.2 million and our cash and investments were $171.2 million . If we were to default on the financial covenants under the loan and security agreement, SmithKlineBeecham Corporation may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. In addition, in connection with an equipment lease financing transaction with General Electric Capital Corporation, we entered into a lease agreement pursuant to which we are required to maintain minimum unrestricted cash, which is defined as cash on hand, including investments in marketable securities with maturities of less than 24 months, less cash pledged to other parties, of $35.0 million. As of December 31, 2004, we had unrestricted cash of $86.4 million. If we were to default on this financial covenant, we may be required to pay as liquidated damages the stipulated loss value of the equipment and all rents and other sums then due under the agreement. If we cannot raise additional capital in order to remain in compliance with our financial covenants or if we are unable to renegotiate such covenants and the lendor or lessor exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses each year since our inception, including a net loss of approximately $137.2 million for the year ended December 31, 2004. As of that date, we had an accumulated deficit of approximately $519.4 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our product candidates and, consequently, have not generated revenues from the sale of products. Our only revenues to date are license revenues and revenues under contracts with our partners. The size of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our technologies and undertake product development. We currently have five product candidates in various stages of clinical development and we anticipate filing IND applications for additional product candidates during the next 12 months. As a result, we expect that our operating expenses will increase significantly, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

Risks Related to Development of Product Candidates

Clinical testing of our product candidates is a lengthy, costly and uncertain process and may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.

Clinical trials are inherently risky and may reveal that our product candidates are ineffective or have unacceptable toxicity or other side effects that may significantly decrease the likelihood of regulatory approval. The results of preliminary studies do not necessarily predict clinical or commercial success, and later-stage clinical trials may fail to confirm the results observed in earlier-stage trials or preliminary studies. Although we have established timelines for manufacturing and clinical development based on existing knowledge of our compounds in development and industry metrics, we may not be able to meet those timelines.

We may experience numerous unforeseen events during, or as a result of, clinical testing that could delay or prevent commercialization of our product candidates, including:

•	our product candidates may not prove to be efficacious or may cause harmful side effects;

•	negative or inconclusive clinical trial results may require us to conduct further testing or to abandon projects that we had expected to be promising;

•	patient registration or enrollment in our clinical testing may be lower than we anticipate, resulting in the delay or cancellation of clinical testing; and

•	regulators or institutional review boards may not authorize, delay, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their determination that participating patients are being exposed to unacceptable health risks.

If any of these events were to occur and, as a result, we were to have significant delays in or termination of our clinical testing, our expenses could increase and our ability to generate revenue from the affected product candidates could be impaired, which would adversely impact our financial results.

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

Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. The duration and the cost of clinical trials may vary significantly over the life of a project as a result of factors relating to the trial, including, among others:

•	the number of patients that ultimately participate in the trial;

•	the duration of patient follow-up that is appropriate in view of the results;

•	the number of clinical sites included in the trials; and

•	the length of time required to enroll suitable patient subjects.

Our research and clinical testing may be delayed or abandoned if we or our competitors subsequently discovered other compounds that we believe show significantly improved safety or efficacy compared to our product candidates, which could limit our ability to generate revenues, cause us to incur additional expense and cause the market price of our common stock to decline significantly.

Risks Related to Our Relationships With Third Parties

We are dependent on our collaborations with major companies. If we are unable to achieve milestones, develop products or renew or enter into new collaborations, our revenues may decrease and our activities may fail to lead to commercialized products.

We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. In addition, some of our collaborations are exclusive and preclude us from entering into additional collaborative arrangements with other parties in the area or field of exclusivity. Future collaborations may require us to relinquish some important rights, such as marketing and distribution rights.

If these agreements or agreements with other partners are not renewed or are terminated early, whether unilaterally or by mutual agreement, or if we are unable to enter into new collaborative agreements on commercially acceptable terms, our revenues and product development efforts could suffer. For example, our agreement with Pharmacia Corporation terminated by mutual agreement in February 2002, which eliminated the opportunity for us to earn approximately $9.0 million in research revenue in 2002 and 2003. Similarly, our collaboration with GlaxoSmithKline is scheduled to expire in October 2008 but is subject to earlier termination at the discretion of GlaxoSmithKline starting in 2005 if we fail to meet certain diligence requirements. In addition, from time to time we review and assess certain aspects of our collaborations, partnerships and agreements and may amend or terminate, either by mutual agreement or pursuant to any applicable early termination provisions, such collaborations, partnerships or agreements if we deem them to be no longer in our economic or strategic interests. We may not be able to enter into new collaborative agreements on similar or superior financial terms to offset the loss of revenue from the termination or expiration of any of our existing arrangements, and the timing of new collaborative agreements may have a material adverse effect on our ability to continue to successfully meet our objectives.

Conflicts with our collaborators could jeopardize the outcome of our collaborative agreements and our ability to commercialize products.

We are conducting proprietary research programs in specific disease, therapeutic modality and agricultural product areas that are not covered by our collaborative agreements. Our pursuit of opportunities in pharmaceutical and agricultural markets could result in conflicts with our collaborators in the event that any of our collaborators take the position that our internal activities overlap with those areas that are exclusive to our collaborative agreements, and we should be precluded from such internal activities. Moreover, disagreements with our collaborators could develop over rights to our intellectual property. In addition, our collaborative agreements may have provisions that give rise to disputes regarding the rights and obligations of the parties, including the rights of collaborators with respect to our internal programs and disease area research. Any conflict with or among our collaborators could lead to the termination of our collaborative agreements, delay collaborative activities, impair our ability to renew agreements or obtain future collaboration agreements or result in litigation or arbitration and would negatively impact our relationship with existing collaborators. If our collaborators fail to develop or commercialize any of our compounds or product candidates, we would not receive any future royalties or milestone payments for such compounds or product candidates.

We have limited or no control over the resources that our collaborators may choose to devote to our joint efforts. Our collaborators may breach or terminate their agreements with us or fail to perform their obligations thereunder. Also, our collaboration agreements may be subject to early termination on the mutual agreement between us and our collaborators. Further, our collaborators may elect not to develop products arising out of our collaborative arrangements, may experience financial difficulties, may undertake business combinations or significant changes in business strategy that adversely affect their willingness or ability to complete their obligations under any arrangement with us or may fail to devote sufficient resources to the development, manufacture, marketing or sale of such products. Certain of our collaborators could also become competitors in the future. If our collaborators develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain necessary regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the development and commercialization of our products, our product development efforts could be delayed and may fail to lead to commercialized products.

If third parties on whom we rely do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We do not have the ability to independently conduct clinical trials for our product candidates, and we must rely on third parties we do not control, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

We lack the capability to manufacture compounds for clinical trials and rely on third parties to manufacture our product candidates, and we may be unable to obtain required material in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.

We currently do not have manufacturing capabilities or experience necessary to enable us to produce materials for clinical trials, including the trials for XL119, XL784, XL647, XL999 and XL880. We rely on collaborators and third-party contractors to produce our compounds for pre-clinical and clinical testing. These suppliers must comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or GMP. Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our future profit margins and our ability to develop and commercialize product candidates on a timely and competitive basis. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our clinical trials may be delayed. Delays in pre-clinical or clinical testing could delay the filing of our INDs and the initiation of clinical trials.

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

Some of the materials necessary for the manufacture of our compounds under development may, from time to time, be available either in limited quantities, or from a limited number of manufacturers, or both. Our contract manufacturers need to obtain these materials for our clinical trials and, potentially, for commercial distribution when and if we obtain marketing approval for these compounds. Suppliers may not sell us these materials at the time we need them or on commercially reasonable terms. If we are unable to obtain the materials needed for the conduct of our clinical trials, product testing and potential regulatory approval could be delayed, adversely impacting our ability to develop the product candidates. Similarly, if we are unable to obtain critical materials after regulatory approval has been obtained for a product candidate, the commercial launch of that product could be delayed or there would be a shortage in supply, which could materially affect our ability to generate revenues from that product. If suppliers increase the price of these materials, the price for one or more of our products may increase, which may make our product less competitive in the marketplace. If it becomes necessary to change suppliers for any of these materials or if any of our suppliers experience a shutdown or disruption in the facilities used to produce these materials, due to technical, regulatory or other problems, it could harm our ability to manufacture our products. For example, our primary supplier for XL119 informed us of an internal restructuring that may impact our ability to obtain drug substance from them. While we do not expect that this restructuring will jeopardize the drug supply for the Phase 3 clinical studies for XL119 and expect that we will be able to obtain additional supplies of XL119 when necessary, we cannot be certain that we will be able to obtain additional supplies of XL119 in a timely manner and on terms as favorable as our current arrangement. Our inability to obtain critical materials for any reason could substantially impair our development activities or the production, marketing and distribution of any products that we may develop.

Risks Related to Regulatory Approval of Our Product Candidates

Our product candidates are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize products.

Our product candidates, as well as the activities associated with their research, development and commercialization, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate would prevent us from commercializing that product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Before a new drug application can be filed with the FDA, the product candidate must undergo extensive clinical trials, which can take many years and may require substantial expenditures. Any clinical trial may fail to produce results satisfactory to the FDA. For example, the FDA could determine that the design of a clinical trial is inadequate to produce reliable results. The regulatory process also requires pre-clinical testing, and data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review.

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

We have no experience as a company in the sales, marketing and distribution of pharmaceutical products and do not currently have a sales and marketing organization. Developing a sales and marketing force would be expensive and time-consuming, could delay any product launch, and we may never be able to develop this capacity. To the extent that we enter into arrangements to perform sales, marketing and distribution services with third parties, our product revenues are likely to be lower than if we market and sell any products that we develop ourselves. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenues.

If we are unable to obtain adequate coverage and reimbursement from third-party payors for any products that we may develop, our revenues and prospects for profitability will suffer.

Our ability to commercialize any products that we may develop will be highly dependent on the extent to which coverage and reimbursement for our products will be available from third-party payors, including governmental payors, such as Medicare and Medicaid, and private health insurers, including managed care organizations and group purchasing organizations. Many patients will not be capable of paying themselves for some or all of the products that we may develop and will rely on third-party payors to pay for their medical needs. If third-party payors do not provide coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer. In addition, even if third-party payors provide some coverage or reimbursement for our products, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans often varies based on the type of contract or plan purchased.

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

Another development that may affect the pricing of drugs is the proposed Congressional action regarding drug reimportation into the United States. The Medicare Prescription Drug Plan legislation gives additional discretion to the Secretary of Health and Human Services to allow drug reimportation from foreign countries into the United States under some circumstances, including countries where the drugs are sold at a lower price than in the United States. Proponents of drug reimportation may attempt to pass legislation, which would directly allow reimportation under certain circumstances. If legislation or regulations were passed allowing the reimportation of drugs, they could decrease the price we receive for any products that we may develop, thereby negatively affecting our revenues and prospects for profitability.

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

To date, our product candidates have been manufactured in small quantities for pre-clinical and clinical trials. If any of these product candidates are approved by the FDA or other regulatory agencies for commercial sale, we will need to manufacture them in larger quantities. We may not be able to successfully increase the manufacturing capacity, whether in collaboration with third-party manufacturers or on our own, for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates require precise, high-quality manufacturing. The failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

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

Our commercial success depends in part on our ability to avoid infringing patents and proprietary rights of third parties and not breaching any licenses that we have entered into with regard to our technologies. Other parties have filed, and in the future are likely to file, patent applications covering genes and gene fragments, techniques and methodologies relating to model systems and products and technologies that we have developed or intend to develop. If patents covering technologies required by our operations are issued to others, we may have to obtain licenses from third parties, which may not be available on commercially reasonable terms, or at all, and may require us to pay substantial royalties, grant a cross-license to some of our patents to another patent holder or redesign the formulation of a product candidate so that we do not infringe third-party patents, which may be impossible or could require substantial time and expense.

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

We may be subject to damages resulting from claims that we, our employees or independent contractors have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees and independent contractors were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, independent contractors or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain product candidates, which could severely harm our business.

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

We work with scientific and clinical advisors and collaborators at academic and other institutions that assist us in our research and development efforts. These advisors and collaborators are not our employees and may have other commitments that limit their availability to us. Although our they generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services. In addition, although our advisors and collaborators sign agreements not to disclose our confidential information, it is possible that valuable proprietary knowledge may become publicly known through them.

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

We may be held liable if any product our collaborators or we develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, product liability claims could result in decreased demand for our product candidates, injury to our reputation, withdrawal of patients from our clinical trials, substantial monetary awards to trial participants and the inability to commercialize any products that we may develop. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling or testing our products. We have obtained limited product liability insurance coverage for our clinical trials in the amount of $10.0 million per occurrence and $10.0 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, if insurance coverage becomes more expensive, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for any of our product candidates, we intend to expand our insurance coverage to include the sale of commercial products, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, juries have awarded large judgments in class action lawsuits based on drugs that had unanticipated side effects. In addition, the pharmaceutical and biotechnology industries, in general, have been subject to significant medical malpractice litigation. A successful product liability claim or series of claims brought against us would decrease our cash reserves and could cause our stock price to fall.

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

A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed in the short term. In addition, we expect operating expenses to increase significantly as we move more compounds into clinical development. Accordingly, if our revenues decline or do not grow as anticipated due to the expiration or termination of existing contracts or our failure to obtain new contracts, our inability to meet milestones or other factors, we may not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

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

The trading price of our common stock has been highly volatile, and we believe the trading price of our common stock will remain highly volatile and may fluctuate substantially due to factors such as the following:

•	adverse results or delays in clinical trials;

•	announcement of FDA approval or non-approval, or delays in the FDA review process, of our or our collaborators’ product candidates or those of our competitors or actions taken by regulatory agencies with respect to our, our collaborators’ or our competitors’ clinical trials;

•	the announcement of new products by us or our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	litigation, including intellectual property infringement lawsuits, involving us;

•	failure to achieve operating results projected by securities analysts;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in the biotechnology or pharmaceutical industry;

•	sales of large blocks of our common stock or sales of our common stock by our executive officers, directors and significant stockholders;

•	departures of key personnel;

•	developments concerning current or future collaborations;

•	FDA or international regulatory actions;

•	third-party reimbursement policies;

•	acquisitions of other companies or technologies;

•	disposition of any of our subsidiaries, technologies or compounds; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

For example, in October 2004, we completed our acquisition of X-Ceptor. If we are not successful in integrating X-Ceptor in our operations, the anticipated benefits of the acquisition may not be realized. The dedication of management resources to integration activities may detract attention from the day-to-day business. In addition, key officers and employees of X-Ceptor may leave the company at any time. The failure to retain such key officers and employees may decrease the likelihood of a successful integration.

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

Provisions in our corporate charter and bylaws may discourage, delay or prevent an acquisition of us, a change in control, or attempts by our stockholders to replace or remove members of our current Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:

•	a classified Board of Directors;

•	a prohibition on actions by our stockholders by written consent;

•	the inability of our stockholders to call special meetings of stockholders;

•	the ability of our Board of Directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board of Directors; and

•	limitations on the removal of directors.

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

ITEM 2. PROPERTIES

We lease an aggregate of 281,639 square feet of office and laboratory facilities in five buildings in South San Francisco, California. The first building lease, for 33,000 square feet, expires on July 31, 2005. During December 2004, we vacated this facility and moved our operations from this facility to our other South San Francisco facilities. The second building lease covers three buildings, one for 70,000 square feet, the second for 50,000 square feet and the third for 60,967 square feet. The lease for these three buildings expires in 2017, not including two five-year options to extend the term prior to expiration. The third building lease, for 67,672 square feet, expires in 2018.

We lease approximately 17,000 square feet of office and laboratory space in Portland, Oregon and own a 15-acre farm in Woodburn, Oregon. Greenhouse capacity at the farm currently totals 50,000 square feet. The lease in Portland expires on February 28, 2006, and we have an option to renew the lease for an additional five years.

We lease approximately 22,133 square feet of office and laboratory space in Köln, Germany. These leases expire during 2007 and 2008. There is an option to renew some of the leases for a period ranging from three to four years.

We lease approximately 41,700 square feet of office and research and development space in Boulder, Colorado, all of which is sublet for the remaining term of the lease. This lease expires in July 2005.

In connection with our acquisition of X-Ceptor Therapeutics, we acquired a lease covering 33,325 square feet of office and laboratory space in San Diego, California. The lease term expired in December 2004. However we continue to lease this facility on a month-to-month basis. The lease terms require us to give a 9-month termination notice prior to terminating our current month-to-month lease.

We believe that our existing facilities, both leased and owned, have sufficient space to accommodate our current needs and they also provide for the expansion of our operations for the near term.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq National Market under the symbol “EXEL” since April 11, 2000. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market:

	Common Stock Price
	High	Low
Quarter ended December 31, 2004	$9.79	$8.07
Quarter ended September 30, 2004	$10.10	$6.11
Quarter ended June 30, 2004	$10.64	$8.04
Quarter ended March 31, 2004	$9.50	$6.81
Quarter ended December 31, 2003	$8.21	$5.99
Quarter ended September 30, 2003	$9.40	$5.99
Quarter ended June 30, 2003	$9.75	$6.52
Quarter ended March 31, 2003	$8.03	$5.01

On March 4, 2005, the last reported sale price on the Nasdaq National Market for our common stock was $6.68 per share.

Holders

As of March 4, 2005, there were approximately 818 stockholders of record of Exelixis common stock.

Dividends

Since inception, we have not paid dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and currently do not plan to pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated historical information has been derived from our audited consolidated financial statements. The financial information as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following Selected Consolidated Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	52,857	51,540	44,322	41,006	24,759
Operating expenses:
Research and development	137,724	127,622	112,014	82,700	51,685
General and administrative	20,905	18,586	18,758	19,166	15,678
Acquired in-process research and development	26,376	—	—	6,673	38,117
Impairment of goodwill	—	—	—	2,689	—
Amortization of goodwill and intangibles	779	666	666	5,092	260
Restructuring charge	2,275	925	708	—	—

Total operating expenses	188,059	147,799	132,146	116,320	105,740

Loss from operations	(135,202)	(96,259)	(87,824)	(75,314)	(80,981)
Interest and other income (expense), net	(2,043)	1,140	3,290	4,128	5,569
Minority interest in subsidiary net loss	—	—	—	—	101

Loss from continuing operations before income taxes	(137,245)	(95,119)	(84,534)	(71,186)	(75,311)
Provision (benefit) for income taxes	—	(345)	345	—	—

Loss from continuing operations	(137,245)	(94,774)	(84,879)	(71,186)	(75,311)
Loss from operations of discontinued segment	—	—	(1,251)	—	—

Net loss	$(137,245)	$(94,774)	$(86,130)	$(71,186)	$(75,311)

Loss per share from continuing operations	$(1.89)	$(1.45)	$(1.50)	$(1.53)	$(2.43)
Loss per share from discontinued operations	—	—	(0.02)	—	—

Net loss per share, basic and diluted	$(1.89)	$(1.45)	$(1.52)	$(1.53)	$(2.43)

Shares used in computing basic and diluted net loss per share	72,504	65,387	56,615	46,485	31,031

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash and investments	$171,223	$241,930	$221,987	$227,700	$112,552
Working capital	100,161	189,968	178,914	194,242	96,019
Total assets	291,340	357,794	339,113	346,614	204,914
Long-term obligations, less current portion	144,491	102,411	65,372	48,667	7,976
Deferred stock compensation, net	—	(33)	(977)	(4,137)	(10,174)
Accumulated deficit	(519,373)	(382,128)	(287,354)	(201,224)	(130,038)
Total stockholders’ equity	50,671	161,482	175,920	237,220	162,734

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the “Selected Consolidated Financial Data” and the financial statements and notes thereto included in this Annual Report on Form 10-K. Historical operating results are not necessarily indicative of results that may occur in future periods.

Overview

Exelixis, Inc. is a biotechnology company whose primary mission is to leverage its biological expertise and integrated drug discovery capabilities to develop high-quality, differentiated pharmaceutical products for the treatment of cancer, metabolic disorders, cardiovascular disease and other serious diseases. Our research is designed to identify novel genes and proteins that, when expressed at altered levels, either decrease or increase the activity of a specific disease pathway in a therapeutically relevant manner. These genes and proteins represent either potential product targets or drugs that may treat disease or prevent disease initiation or progression. We believe that our proprietary technologies also are valuable to other industries whose products can be enhanced by an understanding of DNA or proteins, including the agrochemical, agricultural and diagnostic industries.

Our clinical development pipeline currently includes the following compounds in cancer and renal disease: XL119 (becatecarin), for which a Phase 3 clinical trial has been initiated in patients with bile duct tumors; XL784, initially an anticancer compound, currently being developed as a treatment for renal disease for which we anticipate initiating additional clinical studies in 2005; XL647 and XL999, anticancer compounds currently in Phase 1 clinical trials; XL880, an anticancer compound for which we anticipate initiating a Phase 1 clinical trial during the first half of 2005; and XL820, XL844 and XL184, anticancer compounds for which we anticipate filing investigational new drug applications (INDs) in the first half of 2005. Our preclinical pipeline is comprised of six programs in advanced lead optimization. This includes several small molecule compounds designed to target the Liver X Receptor (LXR), Farnesoid X Receptor (FXR) and Mineralocorticoid Receptor (MR). These targets are nuclear hormone receptors (NHRs) that are implicated in various metabolic and cardiovascular disorders. We also have oncology programs focused on the inhibition of the RAF, Akt/S6k and IGF1R kinases, which are implicated in various cancers. We anticipate advancing at least some of these preclinical programs to drug candidate status in 2005, with the potential of filing INDs beginning in 2006.

We have incurred net losses since inception and expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. As of December 31, 2004, we had approximately $171.2 million in cash, cash equivalents, short-term investments and restricted cash and investments. We anticipate that our current cash, cash equivalents, short-term investments and funding that we expect to receive from collaborators will enable us to maintain our currently planned operations for at least the next 15 months. It is possible that we will seek additional financing within this timeframe through public or private financing, collaborative relationships or other arrangements. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect.

We have established collaborations with major pharmaceutical and biotechnology companies based on the strength of our technologies and biological expertise to support additional development of our proprietary products. Through these collaborations we obtain license fees, research funding, and the opportunity to receive milestone payments and royalties from research results and subsequent product development activities. In addition, many of our collaborations have been structured strategically to provide us with access to technology that may help to advance our internal programs more rapidly while at the same time enabling us to retain rights to use these technologies in different industries. We have also established collaborations with leading companies in the agrochemical industries that allow us to continue expanding our internal development capabilities and diversifying our revenue stream while providing our partners with novel targets and assays. We have ongoing commercial collaborations with several leading pharmaceutical, biotechnology and agrochemical companies, including: GlaxoSmithKline, Bristol-Myers Squibb Company (two collaborations), Dow AgroSciences LLC, (two collaborations), Renessen LLC, Bayer CropScience LP (formerly Aventis USA LP) and Bayer Corporation. We expect to continue to use corporate partnering as a strategic tool to cultivate our assets, fund our operations and expand the therapeutic and commercial potential of our pipeline.

As our company has matured and our development efforts have intensified, we have restructured the organization as needed to reallocate resources and enhance the efficiency of our operations. We believe that these efforts have strengthened us by enabling us to achieve an appropriate functional balance within the organization.

Acquisitions

As part of our business strategy, we consider merger and acquisition opportunities that may provide us with products on the market, later stage compounds, technologies to accelerate our downstream drug discovery efforts or access to capital.

X-Ceptor Therapeutics

In October 2004, we completed our acquisition of X-Ceptor Therapeutics, Inc. X-Ceptor, a privately held company located in San Diego, California, was focused on the discovery and development of small molecules that modulate NHRs. NHRs represent a promising class of clinically and commercially validated gene targets that are implicated in a wide range of metabolic and cardiovascular disorders. X-Ceptor had developed biology assets and advanced lead optimization programs focused on LXR, FXR and MR. The combination of Exelixis’ small molecule discovery engine and oncology pipeline with X-Ceptor’s proprietary “reverse endocrinology” platform and pipeline of NHR-targeted compounds advances our strategy to diversify into new therapeutic areas. A significant part of this strategy is to advance our metabolism program, which was greatly enhanced through the acquisition of X-Ceptor.

The acquisition was accounted for as a purchase of assets. The total consideration for the acquisition was approximately $25.7 million, which consisted of approximately 2.6 million shares of our common stock, $2.9 million in cash and $2.3 million in transaction costs. The transaction costs included financial advisory, legal, accounting and other fees. As a result, we recorded tangible assets of $2.6 million, liabilities of $3.9 million, assembled workforce of $1.1 million and expense associated with the purchase of in-process research and development of $26.0 million, representing the fair value of three primary research projects that had not yet reached technological feasibility and that have no alternative future use.

Agrinomics

In July 1999, Exelixis Plant Sciences (formerly Agritope, Inc.) and Bayer CropScience (formerly Aventis CropScience USA LP) formed a joint venture, Agrinomics LLC, to conduct a research, development and commercialization program in the field of agricultural functional genomics. As a result of our acquisition of Exelixis Plant Sciences, we owned a 50% interest in Agrinomics, while Bayer CropScience owned the remaining 50% interest. In May 2004, Exelixis purchased from Bayer CropScience its 50% interest in Agrinomics in exchange for releasing Bayer CropScience from all future obligations under the joint venture agreement.

Genomica

On December 28, 2001, we acquired approximately 94% of the outstanding common stock of Genomica Corporation, a bio-informatics software company. The acquisition of Genomica was completed in January 2002.

Artemis

In May 2001, we acquired 78% of the outstanding capital stock of Artemis Pharmaceuticals GmbH, a privately held genetics and functional genomics company organized under the laws of Germany. In December 2001 and January 2002, we exercised call options for the remaining 22% of the outstanding capital stock of Artemis.

Agritope

In December 2000, we completed our acquisition of Agritope, Inc. As a result of the acquisition, Agritope became our wholly owned subsidiary, and we subsequently changed its name to Exelixis Plant Sciences, Inc.

Critical Accounting Estimates

The preparation of our Consolidated Financial Statements and related notes requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our Consolidated Financial Statements.

Revenue Recognition

Most of our revenues are generated from complex research and licensing arrangements. These research and licensing arrangements may include up-front non-refundable payments. Although these up-front payments are generally non-refundable, under U.S. generally accepted accounting principles (GAAP) we defer the revenues under these arrangements and recognize the revenues on a straight-line basis over the relevant periods specified in the agreements, generally the research term. Our research and license arrangements may also include milestone payments. Although these milestone payments are generally non-refundable once the milestone is achieved, we recognize the milestone revenues on a straight-line basis over the research term of the arrangement. This typically results in a portion of the milestone being recognized at the date the milestone is achieved, and the balance being recognized over the remaining research term of the agreement. It is our understanding that there is diversity in practice on the recognition of milestone revenue. Other companies have adopted an alternative acceptable milestone revenue recognition policy whereby the full milestone fee is recognized upon completion of the milestone. If we had adopted such a policy, our revenues recorded to date would have increased and our deferred revenues would have decreased by a material amount compared to total revenue recognized. Revenues from chemistry collaborations are generally recognized upon the delivery of accepted compounds.

Goodwill and Intangible Impairment

As of December 31, 2004, our consolidated balance sheet included approximately $71.9 million of goodwill and other intangible assets. Under U.S. GAAP, we evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. We will also evaluate other intangible assets for impairment when impairment indicators are identified. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates include forecasted revenues, which are inherently difficult to predict. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Furthermore, our impairment evaluation of goodwill requires management to exercise judgment in the identification of our reporting units. The impairment tests for goodwill are performed at the reporting unit level, which currently management has identified to be one unit, the single operating segment disclosed in our current financial statements. In the future, management may determine that the impairment tests should be performed at a level below the single operating segment disclosed in our current financial statements, depending upon whether certain criteria are met.

Clinical Trial Accruals

Substantial portions of our pre-clinical studies and all of our clinical trials have been performed by third-party contract research organizations (CROs) and other vendors. We accrue expenses for pre-clinical studies performed by our vendors as we are required to make certain estimates over the term of the service period and adjust our estimates as required. We accrue costs for clinical trial activities performed by contract research organizations based upon the estimated amount of work completed on each study. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled and for how long they have been enrolled in the study. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with contract research organizations and review of contractual terms. However, if we have incomplete or inaccurate information, we may underestimate activity levels associated with various studies at a given point in time. In this event, we could record significant research and development expenses in future periods when the actual activity level becomes known. All such costs are charged to research and development expenses as incurred. No material adjustments to preclinical study and clinical trial expenses have been recognized.

Purchased In-Process Research and Development

We allocate the purchase price of acquisitions based on the fair value of the assets acquired and liabilities assumed. To assist in determining the value of the in-process research and development and certain other intangibles, a third party valuation is typically obtained as of the acquisition date. We use the income approach to value in-process research and development. The income approach is based on the premise that the value of a security or asset is the present value of the future earning capacity that is available for distribution to the subject investors in the security or asset. We perform a discounted cash flow analysis, using anticipated revenues, expenses and net cash flow forecasts related to the technology. Given the high risk associated with the development of new drugs, we adjust the revenue and expense forecasts to reflect the risk of advancement through the regulatory approval process based on the stage of development in the regulatory process. Such a valuation requires significant estimates and assumptions. We believe the fair value assigned to the in-process research and development is based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Additionally, estimates for the purchase price allocation may change as subsequent information becomes available. No material adjustments to purchased in-process research and development have been recognized.

Stock Option Valuation

The preparation of the financial statement footnotes requires us to estimate the fair value of stock options granted to employees. While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option pricing model to estimate the fair value of employee stock options. However, Black-

Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the stock price volatility. Because our stock options have characteristics significantly different from those of traded options and changes to the subjectivity input assumptions can materially affect the fair value of our employee stock options. We are currently evaluating our option valuation methodologies and assumptions in lights of evolving accounting standards related to employee stock options.

Results of Operations – Comparison of Years Ended December 31, 2004, 2003 and 2002

    Revenues

Total revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2004	2003	2002
Total revenues	$52.9	$51.5	$44.3
Dollar increase	$1.3	$7.2
Percentage increase	3%	16%

The increase in revenues from 2003 to 2004 was driven primarily by two $1.0 million milestone payments earned under our Bristol-Myers Squibb collaboration, $1.0 million in research and development funding from our collaboration with Sankyo Co., Ltd., which we acquired as part of the X-Ceptor acquisition, $1.3 million increase in research and development funding from our GlaxoSmithKline collaboration, and an increase in revenues of $0.8 million from compound deliveries under our combinatorial chemistry collaborations. These increases were partially offset by decreases in revenue of $1.7 million related to the scheduled conclusion of our collaboration with Protein Design Labs in May 2003 and $2.3 million related to the upfront payments from Bristol-Myers Squibb being fully recognized on a straight line basis, which ended in July 2004.

The increase in revenues from 2002 to 2003 was driven primarily by an increase of $12.2 million from our corporate collaboration with GlaxoSmithKline and an increase of $1.0 million from compound deliveries under our combinatorial chemistry collaborations. This increase was partially offset by the reduction in revenue from the scheduled conclusion of our collaborations with Pharmacia Corporation in February 2002 and Protein Design Labs in May 2003.

Total revenues by category for the years ended December 31, 2004, 2003 and 2002 (in millions):

	Year Ended December 31,
	2004	2003	2002
Research and development funding	$32.2	$31.5	$29.1
Amortization of upfront payments	10.5	12.5	9.3
Delivery of compounds under chemistry collaborations	5.6	4.8	3.8
Milestones	4.5	2.3	1.8
Other	0.1	0.4	0.3

Total Revenues	$52.9	$51.5	$44.3

Revenues for the years ended December 31, 2004 and 2003 from research and development funding and the amortization of upfront payments were primarily related to our collaborations with GlaxoSmithKline, Bristol-Myers Squibb, and Genoptera. We recognized revenue under our combinatorial chemistry collaborations during the years ended December 31, 2004 and 2003, which include agreements with Cytokintetics, Elan, Schering-Plough, Scios and Merck. We terminated most of these collaborations effective December 31, 2004 based on our assessment that they were no longer strategically or economically attractive. Milestone revenue was primarily comprised of milestones related to our Bristol-Myers Squibb and Genoptera collaborations for the years ended December 31, 2004 and 2003. We classify our revenue from research and development funding, combinatorial chemistry collaborations, milestones, and other as contract revenue, while the amortization of upfront payments is classified as license revenue.

Total revenues for the year ended December 31, 2004 from three of our collaborators represented approximately 30%, 27% and 19% of total revenue, respectively. For the year ended December 31, 2003, revenue from three of our collaborators represented approximately 31%, 28%, and 21% of total revenue, respectively. For the year ended December 31, 2002, revenue from two of our collaborators represented approximately 39% and 25% of total revenue, respectively.

    Research and Development Expenses

Total research and development expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2004	2003	2002
Total research and development expense	$137.7	$127.6	$112.0
Dollar increase	$10.1	$15.6
Percentage increase	8%	14%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies, consulting and facilities costs. The change in 2004 compared to 2003 resulted primarily from the following costs:

•	Consulting – Consulting expense, which includes services performed by CROs and other vendors, increased 62% to $19.7 million, primarily due to activities related to advancing our clinical and preclinical development programs. These activities include Phase 3 clinical trial activity for XL119, Phase 1 trial activity for XL647 and XL999, filing INDs for XL999 and XL880, and moving XL844, XL820, XL880 and XL184 through pre-clinical testing in anticipation of filing INDs in 2005.

•	Facilities – Facilities expense increased 41% to $19.0 million primarily due to our expansion into an additional building in South San Francisco, California as a result of our expanding development operations and activities associated with advancing our preclinical and clinical development programs.

•	Personnel – Staffing costs decreased 2% to $45.6 million primarily due to our June 2004 restructuring that consolidated our research and discovery organizations and included a reduction in force of 62 employees. Salaries, bonuses, related fringe benefits, recruiting and relocation costs are included in personnel costs.

•	Lab Supplies – Lab supplies expense decreased 5% to $22.0 million also as a result of our June 2004 restructuring.

The increase in 2003 over 2002 resulted primarily from the following costs:

•	Personnel – Staffing costs increased 8% to $46.3 million primarily due to expansion of our drug discovery and development operations, merit pay increases for employees and increasing employee benefit costs.

•	Lab Supplies – Lab supplies expense increased 6% to $23.2 million due primarily to an increase in drug discovery activities such as lead optimization, high-throughput screening and compound synthesis.

•	Consulting – Consulting expense increased 30% to $16.6 million, primarily due to activities related to advancing our clinical and preclinical development programs. These activities included filing an IND for XL784 at the end of the first quarter of 2003 and commencing the Phase 1 clinical trial of XL784 in June 2003, advancing a series of development candidates and back-up compounds into preclinical testing in anticipation of filing additional IND, manufacturing drug substance for those compounds to support preclinical studies, and manufacturing XL119 to support initiation of registration trials.

•	Facilities – Facilities expense increased 39% to $13.4 million primarily due to our expansion into an additional building in South San Francisco, California as a result of our expanding drug discovery and development operations.

The table below summarizes the status of our current drug candidates:

Program	Clinical Status
XL119	Initiated Phase 3 clinical trial in June 2004; trial is ongoing
XL784	Completed a Phase 1 clinical trial as an anticancer compound and we anticipate initiating additional clinical trials in 2005 for renal disease
XL647	Initiated Phase 1 clinical trial in June 2004; trial is ongoing
XL999	Initiated Phase 1 clinical trial in October 2004; trial is ongoing
XL880	Filed IND in December 2004 and we anticipate initiating a Phase 1 clinical trial in the first half of 2005
XL820	Expect to file an IND in the first half of 2005
XL844	Expect to file an IND in the first half of 2005
XL184	Expect to file an IND in the first half of 2005

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

General and Administrative Expenses

Total general and administrative expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2004	2003	2002
Total G&A expense	$20.9	$18.6	$18.8
Dollar increase (decrease)	$2.3	$(0.2)
Percentage increase (decrease)	12%	(1)%

General and administrative expenses consist primarily of staffing costs to support our research activities, facilities costs and professional expenses, such as legal and accounting fees. The increase in 2004 from 2003 was primarily due to increases in staffing costs of $1.8 million, facility expenses of $0.4 million and legal and accounting expenses of $0.6 million. The decrease in 2003 from 2002 was primarily due to a decrease in non-cash stock compensation expense of $0.7 million, partially offset by increased insurance and patent costs.

    Acquired In-Process Research and Development

In October 2004, we completed the acquisition of X-Ceptor. X-Ceptor was focused on the discovery and development of small molecules that modulate nuclear hormone receptors (NHRs). NHRs represent a promising class of clinically and commercially validated gene targets that are implicated in a wide range of metabolic and cardiovascular disorders. The combination of Exelixis’ small molecule discovery engine and oncology pipeline with X-Ceptor’s proprietary “reverse endocrinology” platform and pipeline of NHR-targeted compounds advances our strategy to diversify into new therapeutic areas.

The transaction was accounted for as a purchase of assets. The total consideration for the acquisition was approximately $25.7 million, which consisted of approximately 2.6 million shares of our common stock, $2.9 million in cash and $2.3 million in transaction costs. The transaction costs included financial advisory, legal, accounting and other fees. As a result, we recorded tangible assets of $2.6 million, liabilities of $3.9 million, assembled workforce of $1.1 million and expense associated with the purchase of in-process research and development of $26.0 million, representing the fair value of three primary research projects that had not yet reached technological feasibility and that have no alternative future use due to the early stage of the programs and the significant regulatory requirements remaining. Independent valuation experts assisted us during the valuation of the intangible assets acquired. The valuation of the acquired in-process research and development of $26.0 million was determined using the income approach for each of the three projects in process. The in-process projects relate to the development of programs that are focused on LXR, valued at $9.7 million, FXR, valued at $8.8 million, and MR, valued at $7.5 million, which are expected to be completed over approximately the next seven to ten years. At the time of the acquisition, these programs did not have a development candidate and we anticipate that some of these programs may produce a development candidate during 2005.

The income approach estimates the value of each acquired project in process based on its expected future cash flows. The valuation analysis considered the percent complete of each in-process research and development project. The expected present value of the cash flows associated with the in-process research and development projects was computed using a risk adjusted rate of return of 15% which is considered commensurate with the inherent risk and percentage of completion of the in-process projects. The purchased technology was not considered to have reached technological feasibility and since it has no alternative future use due to the early stage of the programs, the considerable complexity and uniqueness of the programs and the significant regulatory requirements remaining, it was recorded as a component to operating expense.

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

In May 2004, we purchased from Bayer CropScience its 50% interest in Agrinomics LLC, our joint venture with Bayer CropScience, in exchange for releasing Bayer CropScience from all future obligations under the joint venture agreement. We recorded the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by management based on valuation techniques in accordance with GAAP. As a result, we recorded net tangible liabilities of $0.5 million, intangible assets of $0.1 million and expense associated with the purchase of in-process research and development of $0.4 million, representing the fair value of two primary research projects that had not yet reached technological feasibility and that have no alternative future use. This transaction is not expected to have a material impact on our financial condition or results of operations.

    Amortization of Intangible Assets

Total amortization of intangible assets and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2004	2003	2002
Amortization of intangible assets	$0.8	$0.7	$0.7
Dollar increase (decrease)	$0.1	$0.0
Percentage increase (decrease)	17%	0%

Intangible assets result from our acquisitions of X-Ceptor, Genomica, Artemis and Agritope (renamed Exelixis Plant Sciences). The increase in 2004 as compared to 2003 was due to approximately two months of amortization related to the $1.1 million in assembled workforce related to the X-Ceptor acquisition. The amortization expense for 2003 and 2002 was consistent because the intangible assets were comprised of the same items for both periods.

Restructuring Charges

During the second quarter of 2004, we implemented a restructuring and consolidation of our research and discovery organizations designed to optimize our ability to generate multiple new, high-quality investigational new drug applications per year and rapidly advance these new drug candidates through clinical development. The restructuring included a reduction in force of 62 employees, the majority of which were research personnel located in South San Francisco, California. We recorded a restructuring charge of $1.7 million during the year ended December 31, 2004, comprised of involuntary termination benefits. We do not expect to record any material expenses related to this restructuring in future periods.

During the third quarter of 2003, we implemented a restructuring of our research and development organization designed to reallocate resources and enhance the efficiency of our operations. The restructuring included a reduction in force of 61 research personnel located in South San Francisco, California and Tübingen, Germany, closure of our Tübingen facility and relocation of certain research activities and employees from Tübingen to South San Francisco. The restructuring plan was substantially complete as of March 31, 2004. In connection with this restructuring plan, we recorded a cumulative charge of approximately $1.5 million to date in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), of which approximately $0.5 million was recorded during 2004. This charge consists primarily of severance, retention bonuses, relocation, lease buyout costs and legal and outplacement services fees. The restructuring charge also includes non-cash activity, including an impairment of assets of approximately $0.1 million and a gain on closure of our Tübingen facility of approximately $0.2 million related to the removal from equity of the cumulative currency translation adjustment attributable to the Tübingen location. We do not expect to record any additional expenses associated with this restructuring, as the restructuring plan is substantially complete.

During the fourth quarter of 2002, we implemented a restructuring plan, which resulted in a reduction in workforce of 40 employees primarily from our U.S. research operations. Accordingly, we recorded a restructuring charge of $0.7 million comprised primarily of involuntary termination benefits. The restructuring plan was implemented in order to facilitate our evolution into a fully integrated drug discovery company and the reallocation of resources to permit greater focus on building our expanding portfolio of development programs.

Other Income (Expense), Net

Total other income (expense), net and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2004	2003	2002
Other income (expense), net	$(2.0)	$ 1.1	$3.3
Dollar increase (decrease)	$(3.2)	$(2.2)
Percentage increase (decrease)	(279)%	(67)%

Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and short-term investments, offset by interest expense incurred on our notes payable, bank obligations, capital lease obligations and convertible notes and loans. The decrease in 2004 compared to 2003 was the result of increases in our notes payable, bank obligations and convertible loans. Our convertible loans increased by $30.0 million during December 2004 and December 2003. In addition, our interest income has decreased due to an overall decline in our investment balances during 2004. The decrease in 2003 compared to 2002 was the result of a decrease in interest income due to an overall decline in interest rates coupled with an increase in interest expense related to an increase in notes payable and bank obligations.

    Discontinued Operations

In April 2002, we transferred the Genomica software business to Visualize for contingent license fees and royalty payments. Pursuant to the terms of the transaction, Visualize obtained a license with all rights and obligations to third parties currently licensing the Genomica software, including the sole right to further develop and license the software to other third parties. Royalties that we receive, if any, will be recorded in the period they are earned as a gain in discontinued operations. In addition, Visualize assumed the lease obligation for Genomica’s abandoned facility in Sacramento, California. We retained an internal use license for the software. As a result of this transaction, we reported the operating results of Genomica and the estimated loss on the sale of Genomica as discontinued operations.

    Income Taxes

We have incurred net losses since inception and, consequently, have not recorded any U.S. federal or state income taxes. As of December 31, 2004, we had federal and California net operating loss carryforwards of approximately $450.0 million and $182.0 million, respectively. As of December 31, 2004, we had federal and California research and development credit carryforwards of approximately $13.0 million and $13.9 million, respectively. If not utilized, the net operating loss and credit carryforwards expire at various dates beginning in 2005.

We recorded a tax provision of approximately $0.3 million during the year ended December 31, 2002 related to income earned in our foreign operations. Due to a favorable outcome on a position we took with the German tax authorities, we reversed the tax provision in 2003. We do not expect to pay income taxes on our foreign operations for the years ended December 31, 2004 or 2003.

Under the Internal Revenue Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. Annual limitations may result in the expiration of net operating loss and credit carryforwards before they are used.

Liquidity and Capital Resources

    Cash Requirements

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income. In addition, we acquired Genomica in December 2001, including its $109.6 million in cash and investments. As of December 31, 2004, we had approximately $171.2 million in cash, cash equivalents, short-term investments and restricted cash and investments.

We have incurred net losses since inception, including a net loss of approximately $137.2 million for the year ended December 31, 2004, and expect to incur substantial losses for at least the next several years as we continue our research and development activities, which include manufacturing and development expenses for our compounds in pre-clinical and clinical studies. We anticipate that our current cash, cash equivalents, short-term investments and funding that we expect to receive from collaborators will enable us to maintain our currently planned operations for at least the next 15 months. It is possible that we will seek additional financing within this timeframe through public or private financing, collaborative relationships or other arrangements. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect.

Our future capital requirements will be substantial and will depend on many factors, including:

•	payments received under collaborative agreements, licensing agreements and other arrangements;

•	the progress and scope of our collaborative and independent clinical trials and other research and development projects;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	our ability to share the costs of clinical development efforts with third parties, including clinical development costs we intend to offload through financing vehicles or by partnering with other companies;

•	the cost and timing of regulatory approvals;

•	the cost of establishing clinical and research supplies of our product candidates;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in loan and lease agreements with third parties;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights;

•	the cost of any acquisitions of or investments in businesses, products and technologies, although we currently have no commitments relating to any such transactions; and

•	the cost and timing of establishing or contracting for sales, marketing and distribution capabilities.

If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We currently have a shelf registration statement on file with the SEC that allows us to sell common stock from time to time. In addition, we have a universal shelf registration on file with the SEC that allows us to sell from time to time common stock, preferred stock, debt securities and warrants, either individually or in units. However, we may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt-

financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

We have contractual obligations in the form of operating and capital leases, notes payable and licensing agreements. These are described in further detail in Notes 8 and 12 of the Notes to Consolidated Financial Statements. The following chart details our contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Minimum purchase obligations	$2,000	$1,000	$1,000	$—	$—
Notes payable and bank obligations	30,326	8,928	15,514	5,783	101
Licensing agreements	3,846	1,423	1,761	662	—
Capital lease obligations	2,029	1,931	98	—	—
Convertible promissory note and loan	115,000	—	30,000	56,100	28,900
Operating leases	154,720	16,496	25,272	23,681	89,271

Total contractual cash obligations	$307,921	$29,778	$73,645	$86,226	$118,272

    Sources and Uses of Cash

Our operating activities used cash of $93.8 million for the year ended December 31, 2004, compared to $79.2 million for 2003 and $30.9 million for 2002. Cash used in operating activities during 2004 relates primarily to funding net losses and changes in deferred revenue from collaborators and accrued merger and acquisition costs, partially offset by non-cash charges related to acquired in-process research and development, depreciation and amortization of intangibles. Cash used in operating activities during 2003 relates primarily to funding net losses and changes in deferred revenue from collaborators, partially offset by non-cash charges related to depreciation and amortization of deferred stock compensation and intangibles. The increase of $14.6 million in cash used by our operating activities for 2004 as compared to 2003 was primarily driven by our increase in net loss, less acquired in-process research and development expenses. The increase of $48.3 million in cash used by our operating activities for 2003 as compared to 2002 was primarily driven by the increase in deferred revenue during 2002 due to payments received under our collaboration agreements. We expect to use cash for operating activities for at least the next several years as we continue to incur net losses associated with our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies.

Our investing activities provided cash of $20.5 million for the year ended December 31, 2004 compared to cash used by investing activities of $14.6 million for 2003 and cash provided by investing activities of $52.6 million for 2002. Changes in cash from investing activities for 2004, 2003 and 2002 are primarily due to purchases, sales and maturities of short-term investments, changes in restricted cash and purchases of property and equipment. The increase in cash provided by investing activities for 2004 as compared to 2003 and the decrease in 2003 as compared to 2002 is primarily driven the change in the purchases of short terms investments as compared to the proceeds from maturities and the sale of short-term investments. We expect to continue to make significant investments in research and development and our administrative infrastructure, including the purchase of property and equipment to support our expanding drug discovery and development operations.

Our financing activities provided cash of $39.7 million for the year ended December 31, 2004, compared to $114.7 million for 2003 and $32.6 million for 2002. Changes in cash from financing activities for 2004, 2003 and 2002 are attributable to loans from collaborators, issuance of common stock and payments and proceeds associated with equipment financing facilities. The decrease of $75.0 million in cash provided by our financing activities for 2004 as compared to 2003 was primarily driven by the follow-on public offering of approximately 11.3 million shares of registered common stock, resulting in net proceeds of $74.7 million that was completed in 2003. The increase of $82.0 million in cash provided by our financing activities for 2003 as compared to 2002 was also primarily driven by the net proceeds of $74.7 million from the follow-on completed in 2003. In December 2004, we exercised our option to draw the remaining $30 million available to us under the GlaxoSmithKline loan facility, bringing the total amount drawn to $85 million. We finance property and equipment purchases through equipment financing facilities, such as capital leases, notes and bank obligations. Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities, merger and acquisition expenses and other general corporate purposes. Over the next several years, we are required to make certain payments on capital leases, notes, bank obligations and loans from collaborators. These contractual obligations are described in further detail in Notes 8 and 12 of the Notes to Consolidated Financial Statements and are included in the contractual obligation chart located above in the Cash Requirements section of Management’s Discussion and Analysis. In January 2005, GlaxoSmithKline acquired 1.0 million shares of our common stock, resulting in proceeds of $11.1 million.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We will be required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources other than those described below. These are described in further detail in Notes 2 and 3 of the Notes to Consolidated Financial Statements.

    Genoptera

In December 1999, we formed Genoptera LLC with Bayer Corporation to focus on developing insecticides and nematicides for crop protection. Under the terms of the Genoptera operating agreement, Bayer provides 100% of the capital necessary to fund the operations of Genoptera and has the ability to control the entity with a

60% ownership interest. We own the other 40% interest in Genoptera without making any capital contribution and report the investment in Genoptera using the equity method of accounting. Bayer’s initial capital contributions to Genoptera were $10.0 million in January 2000 and another $10.0 million in January 2001. Bayer is also required to contribute cash to Genoptera in amounts necessary to fund its ongoing operating expenses. Genoptera has incurred losses since inception. Since our carrying value of this investment is zero and there is no obligation to fund future losses, we have not recorded equity method losses for Genoptera to date. Revenues recognized under this joint venture approximated 27%, 27% and 31% of our total consolidated revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. At December 31, 2004, and 2003, we had investments of approximately $171.2 million and $242.4 million, respectively. Our investments are subject to interest rate risk, and our interest income may fluctuate due to changes in U.S. interest rates. By policy, we limit our investments to money market instruments, debt securities of U.S. government agencies and debt obligations of U.S. corporations. These securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. We manage market risk by our diversification requirements, which limit the amount of our portfolio that can be invested in a single issuer. We manage credit risk by limiting our purchases to high-quality issuers. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. At December 31, 2004, and 2003, we had long-term debt and capital leases outstanding of approximately $147.4 million and $101.2 million, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments or a combination thereof. The fair value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

We have estimated the effects on our interest rate sensitive assets and liabilities based on a one-percentage point hypothetical adverse change in interest rates as of December 31, 2004 and 2003. As of December 31, 2004 and 2003, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of approximately $4.3 million and $2.7 million, respectively. It is assumed the changes occur immediately and uniformly to each category of instrument containing interest rate risks. Significant variations in market interest rates could produce changes in the timing of repayments due to available prepayment options. The fair value of such instruments could be affected and, therefore, actual results might differ from our estimate.

We are exposed to foreign currency exchange rate fluctuations related to the operations of our German subsidiary Artemis. The revenues and expenses of our German subsidiary are denominated in Euro. At the end of each reporting period, the revenues and expenses of these subsidiaries are translated into U.S. dollars using the average currency rate in effect for the period, and assets and liabilities are translated into U.S. dollars using the exchange rate in effect at the end of the period. Fluctuations in exchange rates, therefore, impact our financial condition and results of operations as reported in U.S. dollars.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EXELIXIS, INC.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Exelixis, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A, that Exelixis, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Exelixis, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Exelixis, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Exelixis, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Exelixis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Exelixis, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Exelixis, Inc. and our report dated March 2, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 2, 2005

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Stockholders of Exelixis, Inc.

We have audited the accompanying consolidated balance sheets of Exelixis, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of Exelixis, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exelixis, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Exelixis, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 2, 2005

EXELIXIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$78,105	$111,828
Short-term investments	77,078	125,264
Other receivables	4,424	3,846
Prepaid expenses and other current assets	4,350	3,156

Total current assets	163,957	244,094
Restricted cash and investments	16,040	4,838
Property and equipment, net	35,463	33,500
Related-party receivables	51	221
Goodwill	67,364	67,364
Other intangibles, net	4,512	4,136
Other assets	3,953	3,641

Total assets	$291,340	$357,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,931	$6,151
Other accrued expenses	12,012	8,632
Accrued compensation and benefits	6,297	6,139
Current portion of capital lease obligations	1,931	4,490
Current portion of notes payable and bank obligations	8,928	5,367
Deferred revenue	28,697	21,579

Total current liabilities	63,796	52,358
Capital lease obligations	98	1,790
Notes payable and bank obligations	21,398	14,437
Convertible promissory note and loan	115,000	85,000
Other long-term liabilities	7,995	2,952
Deferred revenue	32,382	39,775

Total liabilities	240,669	196,312

Commitments (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; issued and outstanding: 74,995,484 and 71,295,105 shares at December 31, 2004 and 2003, respectively	75	71
Additional paid-in-capital	569,345	541,917
Notes receivable from stockholders	—	(53)
Deferred stock compensation, net	—	(33)
Accumulated other comprehensive income	624	1,708
Accumulated deficit	(519,373)	(382,128)

Total stockholders’ equity	50,671	161,482

Total liabilities and stockholders’ equity	$291,340	$357,794

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Contract	$42,340	$39,027	$34,981
License	10,517	12,513	9,341

Total revenues	52,857	51,540	44,322

Operating expenses:
Research and development(1)	137,724	127,622	112,014
General and administrative(2)	20,905	18,586	18,758
Acquired in-process research and development	26,376	—	—
Amortization of intangible assets	779	666	666
Restructuring charge	2,275	925	708

Total operating expenses	188,059	147,799	132,146

Loss from operations	(135,202)	(96,259)	(87,824)
Other income (expense):
Interest income	3,232	4,266	5,916
Interest expense	(5,378)	(3,722)	(2,885)
Other income (expense), net	103	596	259

Total other income (expense)	(2,043)	1,140	3,290

Loss from continuing operations before income taxes	(137,245)	(95,119)	(84,534)
Provision (benefit) for income taxes	—	(345)	345

Loss from continuing operations	(137,245)	(94,774)	(84,879)
Loss from operations of discontinued segment	—	—	(1,251)

Net loss	$(137,245)	$(94,774)	$(86,130)

Loss per share from continuing operations	$(1.89)	$(1.45)	$(1.50)
Loss per share from discontinued operations	—	—	(0.02)

Net loss per share, basic and diluted	$(1.89)	$(1.45)	$(1.52)

Shares used in computing basic and diluted loss per share amounts	72,504	65,387	56,615

(1)	Includes stock compensation expense of $39, $712 and $1,559 in 2004, 2003 and 2002, respectively (in thousands).
(2)	Includes stock compensation expense of $17, $200 and $897 in 2004, 2003 and 2002, respectively (in thousands).

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock Shares	Amount	Additional Paid-in Capital	Notes Receivable From Stockholders	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2001	56,150,142	$56	$444,229	$(2,205)	$(4,137)	$(201,224)	$501	$237,220
Net loss	—	—	—	—	—	(86,130)	—	(86,130)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	305	305
Change in unrealized gain on derivative instruments	—	—	—	—	—	—	119	119
Cumulative translation adjustment	—	—	—	—	—	—	713	713

Comprehensive loss								(84,993)

Issuance of common stock under company stock plans, net of repurchases	487,905	—	2,764	—	—	—	—	2,764
Repayment of notes from stockholders for the exercise of stock options	—	—	—	995	—	—	—	995
Issuance of common stock, GSK collaboration	2,000,000	2	6,798	—	—	—	—	6,800
Issuance of common stock for acquisition	748,453	1	10,676	—	—	—	—	10,677
Amortization of deferred stock compensation, net of cancellations	—	—	(703)	—	3,160	—	—	2,457

Balance at December 31, 2002	59,386,500	59	463,764	(1,210)	(977)	(287,354)	1,638	175,920
Net loss	—	—	—	—	—	(94,774)	—	(94,774)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	(681)	(681)
Change in unrealized gain on derivative instruments	—	—	—	—	—	—	(119)	(119)
Cumulative translation adjustment	—	—	—	—	—	—	870	870

Comprehensive loss								(94,704)

Issuance of common stock under company stock plans, net of repurchases	732,677	1	4,132	—	—	—	—	4,133
Repayment of notes from stockholders for the exercise of stock options	(77,120)	—	(601)	1,157	—	—	—	556
Issuance of common stock, net of offerings costs	11,253,048	11	74,654	—	—	—	—	74,665
Amortization of deferred stock compensation, net of cancellations	—	—	(32)	—	944	—	—	912

Balance at December 31, 2003	71,295,105	71	541,917	(53)	(33)	(382,128)	1,708	161,482
Net loss	—	—	—	—	—	(137,245)	—	(137,245)
Decreases in unrealized gain on available-for-sale securities	—	—	—	—	—	—	(737)	(737)
Cumulative translation adjustment	—	—	—	—	—	—	(347)	(347)

Comprehensive loss								(138,329)

Issuance of common stock under company stock plans, net of repurchases	1,139,205	1	6,815	—	—	—	—	6,816
Issuance of common stock for acquisition	2,561,174	3	20,590	—	—	—	—	20,593
Repayment of notes from stockholders for the exercise of stock options	—	—	—	53	—	—	—	53
Amortization of deferred stock compensation, net of cancellations	—	—	23	—	33	—	—	56

Balance at December 31, 2004	74,995,484	$75	$569,345	$—	$—	$(519,373)	$624	$50,671

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(137,245)	$(94,774)	$(86,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	—	795
Depreciation and amortization	16,715	17,079	16,036
Stock compensation expense	56	912	2,457
Amortization of intangibles	779	666	666
Acquired in-process research and development	26,376	—	—
Other	430	621	409
Changes in operating assets and liabilities:
Other receivables	16	(1,090)	604
Prepaid expenses and other current assets	(231)	1,019	(734)
Related-party receivables	170	510	33
Other assets	(1,403)	(93)	(329)
Accounts payable and other accrued expenses	764	4,961	(3,379)
Deferred revenue	(3,138)	(10,113)	38,765
Other long-term liabilities	2,875	1,065	(117)

Net cash used in operating activities	(93,836)	(79,237)	(30,924)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(1,600)	—	—
Purchases of property and equipment	(12,338)	(14,248)	(5,851)
Change in restricted cash and investments	(11,201)	(4,838)	—
Proceeds from maturities of short-term investments	138,158	218,707	174,424
Proceeds from sale of investments before maturity	917	4,000	31,885
Purchases of short-term investments	(93,472)	(218,221)	(147,889)

Net cash provided by (used in) investing activities	20,464	(14,600)	52,569

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	—	74,665	6,800
Proceeds from exercise of stock options and warrants, net of repurchases	2,915	224	33
Proceeds from convertible notes	30,000	30,000	25,000
Proceeds from employee stock purchase plan	2,144	1,946	2,322
Repayment of notes from stockholders	53	733	995
Payments on capital lease obligations	(4,476)	(6,841)	(6,427)
Proceeds from bank obligations	14,215	17,038	5,658
Principal payments on notes payable and bank obligations	(5,198)	(3,099)	(1,748)

Net cash provided by financing activities	39,653	114,666	32,633

Effect of foreign exchange rates on cash and cash equivalents	(4)	716	421

Net increase (decrease) in cash and cash equivalents	(33,723)	21,545	54,699
Cash and cash equivalents, at beginning of year	111,828	90,283	35,584

Cash and cash equivalents, at end of year	$78,105	$111,828	$90,283

Supplemental cash flow disclosure:
Property and equipment acquired under capital leases	$—	$—	$2,456
Cash paid for interest	2,886	849	2,798

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Exelixis, Inc. (“Exelixis,” “we,” “our,” or “us”) is a biotechnology company whose primary mission is to leverage its biological expertise and integrated drug discovery capabilities to develop high-quality, differentiated pharmaceutical products in the treatment of cancer, metabolism and other serious diseases. We use comparative genomics and model system genetics to find new drug targets and compounds that we believe would be difficult or impossible to uncover using other experimental approaches. Our research is designed to identify novel genes and proteins expressed by those genes that, when changed, either decrease or increase the activity in a specific disease pathway in a therapeutically relevant manner. These genes and proteins represent either potential product targets or drugs that may treat disease or prevent disease initiation or progression. Our most advanced pharmaceutical programs focus on drug discovery and development of small molecules in cancer, metabolic disorders, cardiovascular disease and other serious diseases. We believe that our proprietary technologies are valuable to other industries whose products can be enhanced by an understanding of DNA or proteins, including the agrochemical, agricultural and diagnostic industries.

Basis of Consolidation

The consolidated financial statements include accounts of our wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

We record our minority ownership interests in Genoptera LLC using the equity method of accounting.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash, Cash Equivalents, Short-term Investments and Restricted Cash and Investments

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We invest our excess cash in high-grade, short-term commercial paper and money market funds, which invest in U.S. Treasury securities that are subject to minimal credit and market risk.

All short-term investments are classified as available-for-sale and are carried at fair value. We view our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified all investments as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are stated at fair value based upon quoted market prices of the securities. Unrealized gains and losses on such securities, when material, are reported as a separate component of stockholders’ equity. Realized gains and losses, net, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summarizes available-for-sale securities included in cash and cash equivalents, short-term investments and restricted cash and investments as of December 31, 2004 and 2003 (in thousands):

December 31, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$58,263	$—	$—	$58,263
Commercial paper	17,681	—	(1)	17,680
U.S. corporate bonds	46,021	2	(321)	45,702
Government debt	38,239	—	(192)	38,047
Market auction securities	10,650	—	—	10,650

Total	$170,854	$2	$(514)	$170,342

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash equivalents	$77,240	$—	$(16)	$77,224
Short-term investments	77,524	2	(448)	77,078
Restricted cash and investments	16,090	—	(50)	16,040

Total	$170,854	$2	$(514)	$170,342

December 31, 2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$65,971	$—	$—	$65,971
Commercial paper	52,892	1	—	52,893
U.S. corporate bonds	63,728	341	(150)	63,919
Government debt	29,062	53	(20)	29,095
Market auction securities	30,550	—	—	30,550

Total	$242,203	$395	$(170)	$242,428

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash equivalents	$112,325	$1	$—	$112,326
Short-term investments	125,040	394	(170)	125,264
Restricted cash and investments	4,838	—	—	4,838

Total	$242,203	$395	$(170)	$242,428

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the amortized cost and estimated fair value of short-term investments at December 31, 2004 and 2003 by contractual maturity (in thousands):

	2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mature in less than one year	$135,180	$135,068	$187,492	$187,624
Mature in one to three years	35,674	35,274	54,711	54,804

Total	$170,854	$170,342	$242,203	$242,428

The following is a reconciliation of cash and cash equivalents (in thousands):

	December 31,
	2004	2003
Cash equivalents	$77,224	$112,326
Cash (negative balance represents outstanding checks)	881	(498)

	$78,105	$111,828

As of December 31, 2004, unrealized losses were primarily due to increases in interest rates. The gross unrealized losses in our portfolio of investments represents less than one percent of the total fair value of the portfolio. We have concluded that unrealized losses in our investment securities are not other-than-temporary and we have the intent and ability to hold impaired securities to maturity or call date. Realized gains amounted to none in 2004, none in 2003 and $65,000 in 2002.

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

Intangible Assets

Intangible assets have been amortized using the straight-line method over the following estimated useful lives:

Developed technology	3-5 years
Patents/core technology	15 years
Assembled workforce	2 years

Long-lived Assets

We account for our long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) adopted on January 1, 2002. SFAS 144 retains the requirements of SFAS 121

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows.

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments, including cash and cash equivalents and short-term investments, approximate fair value due to their short maturities. We have estimated the fair value of our long term-debt instruments using the net present value of the payments discounted at an interest rate that is consistent with our current borrowing rate for similar long-term debt. Based on borrowing rates currently available to us for loans and capital lease obligations with similar terms, the carrying value of our debt obligations approximates fair value, with the exception of our $85.0 million convertible loan with GlaxoSmithKline. We estimated the fair value of our convertible loan with GlaxoSmithKline at December 31, 2004 to be approximately $73.3 million.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and investments in marketable securities. Cash equivalents and marketable securities consist of money market funds, taxable commercial paper, corporate bonds with high credit quality, U.S. government agency obligations and auction rate securities. All cash, cash equivalents and marketable securities are maintained with financial institutions that management believes are creditworthy. Accounts receivable are typically unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception.

The following table sets forth revenue recognized under our collaboration agreements that exceed 10% or more of total revenue during the years ending December 31, 2004, 2003 and 2002:

Collaborator	2004	2003	2002
GlaxoSmithKline	30%	31%	—
Genoptera	27%	28%	39%
Bristol-Myers Squibb	19%	21%	25%

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

We enter into corporate collaborations under which we may obtain up-front license fees, research funding, and contingent milestone payments and royalties. We evaluate whether the delivered element under these arrangements has value to our customer on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered item exists. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition.

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Milestone payments are non-refundable and recognized as revenue over the period of the research arrangement. This typically results in a portion of the milestone being recognized at the date the milestone is achieved, which portion is equal to the applicable percentage of the research term that has elapsed at the date the milestone is achieved, and the balance being recognized over the remaining research term of the agreement.

Revenues from chemistry collaborations are generally recognized upon the delivery of accepted compounds.

Research and Development Expenses

Research and development costs are expensed as incurred and include costs associated with research performed pursuant to collaborative agreements. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research activities on our behalf.

Substantial portions of our pre-clinical studies and all of our clinical trials have been performed by third-party contract research organizations (CROs) and other vendors. We accrue costs for pre-clinical studies performed by our vendors on a straight-line basis over the term of the service period and adjust our estimates as required. We accrue costs for clinical trial activities performed by contract research organizations based upon the estimated amount of work completed on each study. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled and for how long they have been in enrolled in the study. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with contract research organizations and review of contractual terms.

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

The following table sets forth potential shares of common stock that are not included in the computation of diluted net loss per share because to do so would be antidilutive for the year ended December 31, 2004:

Options to purchase common stock	11,533,855
Common stock subject to repurchase	19
Conversion of note and loans	12,929,115
Warrants	257,053

24,720,042

Foreign Currency Translation

Exelixis’ subsidiaries located in Germany operate using local currency as the functional currency. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and expenses are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income.

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

We have employee and director stock option plans that are more fully described in Note 10 of the Notes to Consolidated Financial Statements. We recognize employee stock-based compensation under the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Accordingly, no compensation expense is recognized in our financial statements for the stock options granted to employees, which had an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”) (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net loss:
As reported	$(137,245)	$(94,774)	$(86,130)
Add: Stock-based employee compensation expense included in reported net loss	56	908	2,076
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(16,028)	(19,050)	(21,346)

Pro forma	$(153,217)	$(112,916)	$(105,400)

Net loss per share (basic and diluted):
As reported	$(1.89)	$(1.45)	$(1.52)

Pro forma	$(2.11)	$(1.73)	$(1.86)

Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three years in the period ended December 31, 2004 is not representative of the pro forma effects on the results of operations for future periods.

The fair value of stock options and shares purchased pursuant to the Employee Stock Purchase Plan (“ESPP”) were determined using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2004, 2003 and 2002:

	Stock Options			ESPP
	2004	2003	2002	2004	2003	2002
Risk-free interest rate	3.11%	2.60%	3.55%	1.11%	1.33%	1.99%
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility	72%	81%	90%	63%	63%	90%
Expected life	4 years	4 years	4 years	6 months	6 months	6 months

We account for stock options issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services” (“EITF 96-18”). Compensation expense for stock options granted to non-employees has been determined as the fair value of the consideration received or the

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

fair value of the equity instruments issued, whichever is more reliably measured and is periodically remeasured as the underlying options vest.

Comprehensive Income

Comprehensive income (loss) represents net income (loss) plus the results of certain stockholder’s equity changes, which are comprised of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges and cumulative translation adjustments, not reflected in the consolidated statement of operations.

Comprehensive income (loss) for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net loss	$(137,245)	$(94,774)	$(86,130)
Less: Gains realized on available-for-sale securities	—	—	(65)
Increase (decrease) in unrealized gains on available-for-sale securities	(737)	(681)	370
Increase (decrease) in unrealized gains on cash flow hedges	—	(119)	119
Increase (decrease) in cumulative translation adjustment	(347)	870	713

Comprehensive loss	$(138,329)	$(94,704)	$(84,993)

The components of accumulated other comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Unrealized gains (losses) on available-for-sale securities	$(512)	$225	$906
Unrealized gains on cash flow hedges	—	—	119
Cumulative translation adjustment	1,136	1,483	613

Accumulated other comprehensive income	$624	$1,708	$1,638

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We will be required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

NOTE 2 ACQUISITIONS

X-Ceptor Therapeutics

In October 2004, we completed the acquisition of X-Ceptor Therapeutics, Inc. (“X-Ceptor”). X-Ceptor, a privately held company located in San Diego, California, which was focused on the discovery and development of small molecules that modulate nuclear hormone receptors (NHRs). NHRs represent a promising class of clinically and commercially validated gene targets that are implicated in a wide range of metabolic and cardiovascular disorders.

The transaction was accounted for as an acquisition of assets. The total consideration for the acquisition was approximately $25.7 million, which consisted of approximately 2.6 million shares of our common stock, $2.9 million in cash, and $2.3 million in transaction costs. The transaction costs include financial advisory, legal, accounting and other fees. At December 31, 2004, approximately $0.3 million and 21% of the 2.6 million shares of common stock were held in an escrow account.

The purchase price allocation is as follows (in thousands):

Tangible assets acquired	$2,591
In-process research and development	25,982
Assembled workforce	1,100
Liabilities assumed	(3,933)

$25,740

We allocated the purchase price to X-Ceptor’s tangible assets, liabilities and intangible assets such as assembled workforce and acquired in-process research and development. Independent valuation experts assisted us during the valuation of the intangible assets acquired. The $2.6 million of tangible assets acquired are comprised of $1.2 million of property and equipment, net of accumulated depreciation, $1.0 million of prepaid expenses and other assets and $0.4 million in cash and cash equivalents. The $3.9 million in liabilities assumed as part of the acquisition are comprised of $1.1 million in accounts payable and accrued expenses, $1.8 million in bank obligations, and $1.0 million in deferred revenue.

The acquired assembled workforce includes the estimated cost to replace existing employees, including recruiting and training costs. We are amortizing the value assigned to the assembled workforce of approximately $1.1 million on a straight-line basis over an estimated useful life of two years.

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The valuation of the acquired in-process research and development of $26.0 million was determined using the income approach for each of the three projects in process. The in-process projects relate to the development of programs that are focused on the Liver X Receptor (LXR) valued at $9.7 million, Farnesoid X Receptor (FXR) valued at $8.8 million and Mineralocorticoid Receptor (MR) valued at $7.5 million, which are expected to be completed over approximately the next seven to ten years. At the time of the acquisition, these programs did not have a development candidate.

The income approach estimates the value of each acquired project in process based on its expected future cash flows. The valuation analysis considered the percent complete of each in-process research and development project. The expected present value of the cash flows associated with the in-process research and development projects was computed using a risk adjusted rate of return of 15% which is considered commensurate with the inherent risk and percentage of completion of the in-process projects. The purchased technology was not considered to have reached technological feasibility and since it has no alternative future use do to the early stage of the programs, the considerable complexity and uniqueness of the programs and the significant regulatory requirements remaining, it was recorded as a component to operating expense.

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

Agrinomics

In July 1999, Exelixis Plant Sciences (formerly Agritope, Inc.) and Bayer CropScience (formerly Aventis CropScience USA LP) formed Agrinomics LLC to conduct a research, development and commercialization program in the field of agricultural functional genomics. As a result of our acquisition of Exelixis Plant Sciences in 2000, we owned a 50% interest in Agrinomics, while Bayer CropScience owned the remaining 50% interest. In May 2004, we purchased from Bayer CropScience its 50% interest in Agrinomics in exchange for our release of all future obligations of Bayer CropScience to Agrinomics under the joint venture agreement and we granted license rights to the research, development and commercialization program in the field of agricultural functional genomics held by Agrinomics. The primary reason for the transfer was to allow both Bayer CropScience and us to develop the technology of the joint venture independently. As there is no readily determinable fair market value for Bayer CropScience’s 50% interest in Agrinomics or Bayer CropScience’s future obligations, if any, under the Agrinomics joint venture agreement, we recorded this acquisition of a business as a non-monetary transaction. Accordingly, for accounting purposes, the purchase price was deemed to be zero.

We recorded the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by us based on valuation techniques in accordance with GAAP. As a result of this transaction, we recorded net tangible liabilities of $0.5 million, intangible assets of $0.1 million and expense associated with the purchase of in-process research and development of $0.4 million, representing the fair value of two primary research projects that had not yet reached technological feasibility and that have no alternative future use. This transaction did not have a material impact on our financial condition or results of operations.

Pro Forma Results

Under the purchase method of accounting our historical statements of operations include the results of Agrinomics only subsequent to the acquisition dates of May 2004. The following unaudited pro forma financial

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

information for the year ended December 31, 2004 presents our consolidated results as if the acquisition of Agrinomics had occurred at the beginning of 2004 and 2003. All non-recurring charges relating to the acquisition, such as acquired in-process research and development charge are not reflected in the following pro forma financial information. The unaudited pro forma information for the year ended December 31, 2004 and 2003 is not intended to be indicative of future operations results (in thousands, except per share data):

	2004	2003
Total revenues	$52,882	$50,204
Net loss	(137,364)	(98,485)
Net loss per share, basic and diluted	$(1.89)	$(1.51)

Genomica Corporation

On December 28, 2001, Exelixis acquired 94% of the total number of outstanding shares of common stock of Genomica Corporation (“Genomica”). On January 8, 2002, the merger of Genomica was completed. Upon effectiveness of the merger, Genomica became a wholly owned subsidiary of Exelixis. Prior to the acquisition, we adopted an exit plan for Genomica. Under this exit plan, we terminated Genomica’s entire workforce and abandoned its leased facilities in Boulder, Colorado and Sacramento, California. The estimated costs of the exit plan amounted to $2.9 million, consisted primarily of employee severance and benefits and lease abandonment costs and were included as part of the liabilities assumed in the acquisition. As of December 31, 2004, the remaining actions to be taken under the exit plan consisted primarily of residual payments of approximately $0.3 million related to the lease obligation for the facility in Boulder, Colorado.

In April 2002, Exelixis transferred the Genomica software business to Visualize, Inc. (“Visualize”) for future consideration of up to $2.4 million in license fees and royalty payments. Pursuant to the terms of the transaction, Visualize obtained a license with all rights and obligations to third parties currently licensing the Genomica software, including the sole right to further develop and license the software to other third parties. Exelixis retains an internal use license for the software. Royalties that Exelixis receives, if any, will be recorded in the period they are earned as a gain from discontinued operations. In addition, Visualize assumed the lease obligation for Genomica’s abandoned facility in Sacramento, California. As a result of this transaction, we reported the operating results of Genomica and the estimated loss on the sale of Genomica as discontinued operations. For the period beginning January 1, 2002 to Genomica’s disposal in April 2002, Genomica’s operating results consisted of revenues of approximately $0.1 million and an operating loss of approximately $0.5 million. Our loss on the sale of Genomica includes the write-off of remaining goodwill of approximately $1.0 million, partially offset by a reversal of approximately $0.2 million as a result of the assumption of Genomica’s lease obligation for the Sacramento, California facility by Visualize.

NOTE 3 RESEARCH AND COLLABORATION AGREEMENTS

Renessen

In December 2002, Agrinomics, our wholly-owned subsidiary, established an alliance to enhance seed oil content in commercially valuable crops with Renessen LLC. Renessen is a joint venture between Monsanto Company and Cargill, Inc. The collaboration combines Agrinomics’ technological leadership in agricultural functional genomics, high-throughput gene screening and seed trait identification, developed at Exelixis Plant Sciences, with Renessen’s global expertise in quality trait crop development and commercialization, with the goal of accelerating the development of novel proprietary crops with improved seed composition traits. This

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

collaboration leverages the unique capabilities of Agrinomics’ powerful ACTTAG™ gene activation and selection platform to rapidly discover and validate genes that can optimize important seed traits in order to increase the commercial value of many of the world’s most significant agricultural crops. Agrinomics can also earn additional amounts under the agreement upon the achievement of certain milestones, as well as royalties on commercialized products that may emerge from the collaboration. In addition, Renessen is obligated to contribute research and product development capabilities in taking gene candidates identified by Agrinomics into crop products that include leading commercial germplasm. In February 2005, Agrinomics entered into an amendment to the original collaboration agreement with Renessen that expands and extends the original alliance between Agrinomics and Renessen.

Bayer Corporation

In May 1998, we entered into a six-year research collaboration agreement with Bayer Corporation (“Bayer”) to identify novel screening targets for the development of new pesticides for use in crop protection. We provided research services directed towards identifying and investigating molecular targets in insects and nematodes that may be useful in developing and commercializing pesticide products. We received a $1.2 million license fee upon execution of the agreement that was deferred and will be recognized as revenue over the term of the agreement.

In December 1999, we significantly expanded our relationship with Bayer by forming a joint venture in the form of a new limited liability company, Genoptera LLC (“Genoptera”). Under the terms of the Genoptera operating agreement, Bayer provides 100% of the capital necessary to fund the operations of Genoptera and has the ability to control the entity with a 60% ownership interest. We own the other 40% interest in Genoptera without making any capital contribution and report our investment in Genoptera using the equity method of accounting. Bayer’s initial capital contributions to Genoptera were $10.0 million in January 2000 and another $10.0 million in January 2001. Bayer is required to also contribute cash to Genoptera in amounts necessary to fund its ongoing operating expenses. Genoptera has incurred losses since inception. Since the carrying value of this investment is zero and there is no obligation to fund future losses, we have not recorded equity method losses to date for Genoptera.

In January 2000, we, Bayer and Genoptera entered into an exclusive eight-year research collaboration agreement, which superseded the 1998 agreement discussed above. We are required to provide Genoptera with expanded research services focused on developing insecticides and nematicides for crop protection. Under the terms of the collaboration agreement, Genoptera paid us a $10.0 million license fee and a $10.0 million research commitment fee. One-half of these fees were received in January 2000, and the remaining amounts were received in January 2001. Additionally, Genoptera is required to pay us approximately $10.0 million in annual research funding. We can earn additional payments under the collaboration agreement upon the achievement of certain milestones. We can also earn royalties on the future sale by Bayer of pesticide products incorporating compounds developed against targets and assays under the agreement. The agreement also provides Bayer an exclusive royalty-free option to use certain technology developed under the agreement in the development of fungicides and herbicides. To the extent permitted under the collaboration agreement, if we were to develop and sell certain human health or agrochemical products that incorporate compounds developed under the agreement, it would be obligated to pay royalties to Genoptera. No such activities are expected for the foreseeable future.

Bristol-Myers Squibb

In September 1999, we entered into a three-year research and technology transfer agreement with Bristol-Myers Squibb Company (“Bristol-Myers Squibb” or “BMS”) to identify the mechanism of action (“MOA”) of

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

compounds delivered to us by BMS. In July 2002, the agreement was extended for an additional two years. BMS agreed to pay us a $0.3 million technology access fee, which was recognized as revenue over the term of the agreement. Under the terms of the agreement, we received research funding ranging from $1.3 million in the first year up to as much as $2.5 million annually in future years. We can also earn additional amounts under the agreement upon the achievement of certain milestones as well as earn royalties on the future sale by BMS of human products incorporating compounds developed under the agreement. The agreement also includes technology transfer and licensing terms, which call for BMS and us to license and share certain core technologies in genomics and lead optimization. In accordance with the terms of the two-year extension this agreement expired during July 2004.

In July 2001, we entered into a collaboration with BMS involving three agreements: (a) a Stock Purchase Agreement; (b) a Cancer Collaboration Agreement; and (c) a License Agreement. Under the terms of the collaboration, BMS (i) purchased 600,600 shares of Exelixis common stock in a private placement at a purchase price of $33.30 per share, for cash proceeds to Exelixis of approximately $20.0 million; (ii) agreed to pay Exelixis a $5.0 million upfront license fee and provide Exelixis with $3.0 million per year in research funding for a minimum of three years; and (iii) granted to Exelixis a worldwide, fully-paid, exclusive license to becatecarin (XL119) developed by BMS, which is currently in a Phase 3 clinical trial as a potential treatment for bile duct tumors. Due to risk and uncertainties with becatecarin, and because becatecarin had not reached technological feasibility and has no alternative use, becatecarin was assigned no value for financial reporting purposes. The premium in excess of fair market value of $10.0 million paid for the common stock purchased by BMS was accounted for similar to an upfront license fee and was recognized ratably over the life of the initial research term.

In December 2003, this collaboration was extended until January 2007, with the right for BMS to continue the collaboration until July 2009. The goal of the extension is to increase the total number and degree of validation of cancer targets that we will deliver to Bristol-Myers Squibb. Each company will maintain the option to obtain exclusive worldwide rights to equal numbers of validated targets arising from the collaboration. Under the terms of the extended collaboration, Bristol-Myers Squibb provided us with an upfront payment and will provide increased annual research funding and milestones on certain cancer targets arising from the collaboration that progress through specified stages of validation. We will also be entitled to receive milestones on compounds in the event of successful clinical and regulatory events and royalties on commercialized products.

SmithKlineBeecham Corporation/GlaxoSmithKline

In October 2002, Exelixis and SmithKlineBeecham Corporation, which does business as GlaxoSmithKline established a collaboration to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. The collaboration involved three agreements: (a) a Product Development and Commercialization Agreement (“PDA”); (b) a Stock Purchase and Stock Issuance Agreement (“SPA”); and (c) a Loan and Security Agreement (“LSA”). Under the terms of the PDA, GlaxoSmithKline paid us $30.0 million in an upfront fee and $10.0 million in annual research funding, and has agreed to pay a minimum of an additional $80.0 million in research and development funding over the first six years of the collaboration. In January 2005, we amended the terms of our collaboration with GlaxoSmithKline, and this amendment is described further detail in Note 13.

Under the terms of the SPA, GlaxoSmithKline purchased 2.0 million shares of our common stock in a private placement at a purchase price of $7.00 per share, which represented a premium of approximately 100% to the stock price on the effective date of the agreements. We received cash proceeds of approximately $14.0 million for the purchase of these shares in November 2002. Under the terms of the SPA, we had the option to sell additional common shares to GlaxoSmithKline in the future.

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the original LSA, GlaxoSmithKline provided a loan facility of up to $85.0 million for use in our efforts under the collaboration, and we borrowed $25.0 million under that agreement in December 2002, an additional $30.0 million in December 2003, and the remaining $30 million in December 2004. All loan amounts bear interest at a rate of 4.0% per annum and are secured by the intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest becomes due in installments, beginning on or about the sixth anniversary of the collaboration, unless the collaboration is earlier terminated by GlaxoSmithKline. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions.

The upfront fee and the premium portion of the equity purchase have been deferred and are being recognized as revenue over the development term. We may also receive clinical and developmental payments based on the number and timing of compounds reaching specified milestones.

Dow AgroSciences

In July 2000, we entered into a three-year research collaboration with Dow AgroSciences LLC (“Dow AgroSciences”) to identify the MOA of certain herbicides and fungicides delivered to it under this agreement.

Under this agreement, we receive access to a collection of proprietary compounds from Dow AgroSciences that may be useful in our human therapeutic drug discovery programs.

We are required to identify and validate targets and format assays to be used by Dow AgroSciences to develop new classes of fungicides and herbicides. Dow AgroSciences will pay us research support fees, milestone payments and royalties based on achievements in the research and commercialization of any resultant new products. This collaboration was extended for an additional year in August 2003 and in July 2004 we successfully concluded this collaboration.

Protein Design Labs

In May, 2001, we entered into a two-year collaboration to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer with Protein Design Labs, Inc. (“PDL”). The collaboration uses Exelixis’ model organism genetics technology for the identification of new cancer drug targets and PDL’s antibody and clinical development expertise to create and develop new antibody drug candidates. This collaboration was successfully completed on schedule in May 2003. Under the terms of the collaboration, PDL provided Exelixis with $4.0 million in annual research funding until May 2003 and purchased a $30.0 million convertible note. The note bears interest at 5.75%, and the interest thereon is payable annually. The note is convertible at PDL’s option any time after the first anniversary of the note’s issuance. The note, which matures in 2006, is convertible into Exelixis common stock at a conversion price per share equal to the lower of (i) $28.175 or (ii) 110% of the Fair Market Value (as defined in the note) of a share of Exelixis common stock at the time of conversion.

Compound Collaborations

We entered into collaboration agreements with Cytokinetics, Inc. (“Cytokinetics”), Elan Pharmaceuticals, Inc. (“Elan”), Schering-Plough Research Institute, Inc. (“Schering-Plough”), Scios, Inc. (“Scios”), Merck & Co., Inc. (“Merck”) and with Bayer CropScience, to jointly design custom high-throughput screening compound libraries that Exelixis would synthesize and qualify. Each company was required to pay Exelixis a per-compound

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

fee and paid an upfront technology access fee that was creditable towards the future purchase of compounds. The upfront fees were initially deferred. Revenues under these collaboration agreements were generally recognized upon delivery of the accepted compounds. Each party retains the rights to use the compounds in its own unique drug discovery programs and in its collaborative efforts with third parties. During 2004, our collaboration agreement with Elan terminated in accordance with the terms of the agreement.

In January 2005, we entered into amendments to our collaboration agreements with Cytokintetics, Schering-Plough, Scios and Merck to terminate the collaboration agreements effective December 31, 2004. Each of the amendments provides that we have fully satisfied our obligations under the terms of the original agreements. No early termination penalties were incurred in connection with the early termination of these agreements.

NOTE 4 RELATED PARTY TRANSACTIONS

We had outstanding loans aggregating $51,000 and $221,000 to certain officers and employees at December 31, 2004 and 2003, respectively. The notes are general recourse or collateralized by certain real property assets, bear interest at rates ranging from 4.6% to 4.9% and have maturities through 2005. The principal plus accrued interest will be forgiven at various rates over three to four years from the employees’ date of employment with Exelixis. If an employee leaves Exelixis, all unpaid and unforgiven principal and interest will be due and payable within 60 days.

We also had outstanding loans aggregating $53,000 that we extended at December 31, 2003, and all of the loans were repaid during the year ended December 31, 2004. The loans were issued to certain of our non-officer employees to purchase stock pursuant to their employee stock options, and these loans had an interest rate of 6.50%.

For the years ended, December 31, 2004, 2003, and 2002, we recognized revenues of $14.4 million, $13.8 million and $13.6 million, respectively, under a collaboration agreement with Bayer through our joint venture with Genoptera. We also recognized revenues of $0.9 million, $2.4 million and $3.8 million under the Agrinomics joint venture for the years ended, December 31, 2004, 2003 and 2002, respectively. In May 2004, we acquired the remaining 50% interest in Agrinomics from Bayer.

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003
Laboratory equipment	$49,020	$42,459
Computer equipment and software	18,464	15,148
Furniture and fixtures	6,746	5,603
Leasehold improvements	16,283	17,700
Construction-in-progress	4,516	20

	95,029	80,930
Less accumulated depreciation and amortization	(59,566)	(47,430)

	$35,463	$33,500

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The equipment under our capital leases collateralizes the related lease obligations. Amortization expense related to the capital leases is included with depreciation expense. For the years ended, December 31, 2004, 2003 and 2002, we recorded depreciation expense of $13.6 million, $14.9 million and $12.8 million, respectively.

NOTE 6 GOODWILL AND OTHER ACQUIRED INTANGIBLES

Our annual goodwill impairment test date is the beginning of the fourth quarter of every year. Following this approach, we monitor asset-carrying values as of October 1 to assess if there is a potential impairment and complete the measurement of impairment, if required. To date, our annual impairment tests have not resulted in impairment of recorded goodwill. Intangible asset components listed below have been amortized using the straight-line method over the assets estimated useful life.

The components of our other acquisition-related intangible assets are as follows (in thousands):

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$1,640	$(1,299)	$341
Patents/core technology	4,323	(1,141)	3,182
Assembled workforce	1,100	(111)	989

Total	$7,063	$(2,551)	$4,512

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$1,640	$(918)	$722
Patents/core technology	4,269	(855)	3,414

Total	$5,909	$(1,773)	$4,136

The expected future annual amortization expense of the other acquisition-related intangible assets is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2005	$1,087
2006	820
2007	288
2008	288
2009	288
Thereafter	1,741

Total expected future amortization	$4,512

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 RESTRUCTURING CHARGES

2004 Restructuring Charges

During the second quarter of 2004, we implemented a restructuring and consolidation of our research and discovery organizations designed to optimize our ability to generate multiple new, high-quality investigational new drug applications per year and rapidly advance these new drug candidates through clinical development. We accounted for the restructuring activity in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The restructuring included a reduction in force of 62 employees, the majority of which were research personnel located in South San Francisco, California. We recorded a restructuring charge of $1.7 million during the second quarter of 2004 comprised primarily of involuntary termination benefits. As of December 31, 2004, the remaining restructuring liabilities are included under the caption “Other Accrued Expenses” on the balance sheet and are summarized in the following table (in thousands):

	Restructuring Expense Incurred During 2004	Cash Payments	Restructuring Liability at December 31, 2004
Severance and benefits	$1,537	$(1,478)	$59
Legal and other fees	201	(153)	48

	$1,738	$(1,631)	$107

We do not expect to record any material expenses related to this restructuring in future periods.

2003 Restructuring Charges

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

In connection with the third quarter 2003 restructuring plan, we recorded a cumulative charge of approximately $1.5 million to date in accordance with SFAS 146, of which approximately $0.5 million and $1.0 million was recorded during the years ended December 31, 2004 and 2003, respectively. This charge primarily consists of severance payments, retention bonuses, relocation costs, lease buyout costs and legal and outplacement services fees. The restructuring charge also includes non-cash activity including an impairment of assets of approximately $0.1 million and a gain on closure of our Tübingen facility of approximately $0.2 million related to the removal from equity of the cumulative currency translation adjustment attributable to the Tübingen location. The balances as of December 31, 2004 and 2003 of the restructuring liabilities are included under the caption “Other Accrued Expenses” on the balance sheet and are summarized in the following tables (in thousands):

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Restructuring Liability at December 31, 2003	Restructuring Expenses Incurred During 2004(1)	Cash Payments	Exchange Rate Impact on Liability	Restructuring Liability at December 31, 2004
Severance and benefits	$389	$81	$(439)	$—	$31
Legal and other fees	18	128	(100)	(1)	45
Lease buyout costs	—	307	(241)	—	66
Relocation	6	171	(177)	—	—

	$413	$687	$(957)	$(1)	$142

		Restructuring Expense Incurred During 2003	Cash Payments	Exchange Rate Impact on Liability	Restructuring Liability at December 31, 2003
Severance and benefits		$740	$(367)	$16	$389
Legal and other fees		179	(161)	—	18
Relocation		6	—	—	6

		$925	$(528)	$16	$413

(1) Excludes a net gain of $150,000 relating to non-cash items.

We do not expect to record any additional expenses, in future periods, related to the third quarter 2003 restructuring plan.

2002 Restructuring Charges

In November 2002, we implemented a restructuring plan. This restructuring plan was designed to facilitate our evolution into a fully integrated drug discovery company by reallocating resources to permit greater focus on building our expanding portfolio of development programs. The restructuring resulted in a reduction in workforce of 40 employees, primarily from our U.S. research operations. Accordingly, we recorded a restructuring charge in the fourth quarter of 2002 of $0.7 million, consisting primarily of involuntary termination benefits. All amounts under the restructuring were paid as of December 31, 2003.

NOTE 8 DEBT

Our debt consists of the following (in thousands):

	December 31,
	2004	2003
GlaxoSmithKline convertible promissory loan	$85,000	$55,000
PDL convertible promissory note	30,000	30,000
Bank equipment lines of credit	30,326	19,483
Other	—	321

	145,326	104,804
Less: current portion	(8,928)	(5,367)

Long-term debt	$136,398	$99,437

In December 2003, we entered into a credit agreement with a bank for an equipment line of credit of up to $15.0 million with a draw down period of one year. During the draw down period, we make interest only

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

payments on outstanding balances. At the end of the draw down period, the outstanding balance converts to a 48-month term loan. The outstanding principal balance bears interest at LIBOR plus 0.625% (2.9% at December 31, 2004). This equipment line of credit had been fully drawn as of December 31, 2004. Of the $15.0 million draw down, $1.6 million was in the form of an irrevocable stand by letter of credit. This letter of credit is in lieu of a security deposit for one of our South San Francisco facilities. Pursuant to the terms of the line of credit, we are required to maintain a securities account at the bank equal to at least 100% of the outstanding principal balance. As of December 31, 2004, the collateral balance was approximately $15.0 million, and we recorded this amount in the balance sheet as restricted cash and investments as the securities are restricted as to withdrawal.

Under the LSA executed in connection with the GlaxoSmithKline collaboration, GlaxoSmithKline provided a loan facility of up to $85.0 million for use in our efforts under the collaboration. We borrowed $25.0 million under that agreement in December 2002, an additional $30.0 million in December 2003 and the remaining $30.0 million in 2004. All loan amounts bear interest at a rate of 4.0% per annum and are secured by the intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest becomes due in installments, beginning on or about the sixth anniversary of the collaboration, unless the collaboration is earlier terminated by GlaxoSmithKline. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of Exelixis’ common stock at fair market value, subject to certain conditions.

In May 2002, we entered into a loan and security agreement with a bank for an equipment line of credit of up to $16.0 million with a draw down period of one year. Each draw on the line of credit has a payment term of 48 months and bears interest at the bank’s published prime rate (4.8% at December 31, 2004). We extended the draw down period on the line-of-credit for an additional year in June 2003 and increased the principal amount of the line of credit from $16.0 million to $19.0 million in September 2003. Pursuant to the terms of this line of credit, we are required to maintain a first priority security interest in the form of a deposit or securities account at the bank equal to 100% of the outstanding obligation under the line of credit. As of December 31, 2004, the collateral balance was approximately $13.0 million, and we recorded this amount in the accompanying consolidated balance sheet as cash and cash equivalents as the securities are not restricted as to withdrawal. This equipment line of credit had been fully drawn as of December 31, 2004.

In June 2003, we entered into a stand by letter of credit with a bank for $1.0 million. As of December 31, 2004, the full amount of the letter of credit was still available. As of December 31, 2004, the collateral balance was approximately $1.0 million, and we recorded this amount in the accompanying consolidated balance sheet as restricted cash and investments as the securities are restricted as to withdrawal.

In October 2004, we assumed a $1.8 million bank obligation as part of our acquisition of X-Ceptor. Pursuant to the loan agreement we are required to make monthly installments through October 2006 of principal plus accrued interest, at the bank’s published prime rate plus 1.5% (6.69% at December 31, 2004).

In December 2004, we entered into a loan modification agreement to the loan and security agreement that we entered into in May 2002. The terms associated with the original $16.0 million line of credit related to the May 2002 agreement were not modified. The loan modification agreement provides for an additional equipment line of credit in the amount of up to $20.0 million with a draw down period of one year. Pursuant to the terms of the agreement, we are required to make interest only payments through January 2006 at an annual rate of 0.70% on all outstanding advances. Beginning in February 2006, we are required to make 48 equal monthly installment payments of principal plus accrued interest, at an annual rate of 0.70%. The loan facility is secured by a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. As of December 31, 2004, the collateral balance was

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

approximately $4.8 million, and we recorded this amount in the accompanying consolidated balance sheet as cash and cash equivalents as the deposit account is not restricted as to withdrawal. As of December 31, 2004 there was approximately $15.2 million outstanding under this line of credit.

In May 2001, we issued a $30.0 million convertible promissory note to PDL in connection with a collaboration agreement (see Note 3). The note bears interest at 5.75%, payable annually. The note, which matures in May 2006, is convertible at PDL’s option any time after the first anniversary of the note. The note is convertible into Exelixis common stock at a conversion price per share equal to the lower of (i) $28.175 or (ii) 110% of the Fair Market Value (as defined in the note) of a share of Exelixis common stock at the time of conversion. The full amount of the note remained outstanding as of December 31, 2004 and 2003.

Aggregate future principal payments of our total long-term debt as of December 31, 2004 are as follows (in thousands):

Year Ending December 31,
2005	$8,928
2006	39,349
2007	6,165
2008	32,620
2009	29,263
Thereafter	29,001

145,326
Less current portion	(8,928)

$136,398

NOTE 9 COMMON STOCK AND WARRANTS

Stock Repurchase Agreements

Under the terms of our stock option agreements for options granted before December 9, 2004, options are exercisable when granted, and, if exercised, the related shares are subject to repurchase upon termination of employment. Repurchase rights lapse over the vesting periods, which are generally four years. Should the employment of the holders of common stock subject to repurchase terminate prior to full vesting of the outstanding shares, we may repurchase all unvested shares at a price per share equal to the original exercise price. At December 31, 2004 and 2003, 19 and 12,243 shares, respectively, were subject to such repurchase terms. On December 9, 2004, the Company’s Board of Directors adopted a new stock option agreement under our 2000 Equity Incentive Plan pursuant to which the Company may grant options that may not be exercised early. Stock option grants after December 9, 2004 under our 2000 Equity Incentive Plan will generally be made pursuant to the new option agreement and will not permit early exercise of options.

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Warrants

Historically, we have granted warrants to purchase shares of capital stock to certain preferred stockholders and third parties in connection with financing and operating lease arrangements. At December 31, 2004, the following warrants to purchase common stock were outstanding and exercisable:

Date Issued	Exercise Price per Share	Expiration Date	Number of Shares
January 24, 1996	$ 1.13	April 14, 2005	71,428
May 1, 1999	$ 4.00	April 14, 2005	106,875
April 1, 2000	$13.00	April 14, 2005	78,750

			257,053

Reserved Shares

At December 31, 2004, common stock reserved for future issuance is as follows:

Outstanding common stock options	11,533,855
Common stock available for grant under our stock option plans	4,162,949
Common stock available for grant under the 401(k) plan	281,802
Common stock issuable upon conversion of note and loans	12,929,115
Common stock available for grant under the 2000 Employee Stock Purchase Plan	397,096
Warrants	257,053

29,561,870

NOTE 10 EMPLOYEE BENEFIT PLANS

Stock Based Benefit Plans

Stock Option Plans. We have several stock option plans under which we have granted incentive stock options and non-qualified stock options to employees, directors and consultants. The Board of Directors or a designated Committee of the Board is responsible for administration of Exelixis’ employee stock option plans and determines the term, exercise price and vesting terms of each option. In general, options have a four year vesting term and expire ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of Exelixis’ voting stock).

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of all option activity is presented below:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2001	7,178,436	$16.63
Granted	3,879,981	11.25
Exercised	(134,743)	0.77
Cancelled	(868,058)	18.48

Options outstanding at December 31, 2002	10,055,616	14.60
Granted	3,209,085	6.72
Exercised	(124,102)	1.95
Cancelled	(2,233,857)	13.75

Options outstanding at December 31, 2003	10,906,742	12.65
Granted	3,327,405	8.33
Exercised	(614,865)	4.74
Cancelled	(2,085,427)	12.64

Options outstanding at December 31, 2004	11,533,855	$11.74

At December 31, 2004, a total of 4,612,949 shares were available for grant under our stock option plans.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Outstanding and Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable	Weighted Average Exercise Price
$0.27-$0.40	104,480	4.5	$0.30	104,480	$0.30
$1.33-$1.33	30,948	3.4	1.33	30,948	1.33
$3.35-$4.95	129,042	7.6	4.89	129,042	4.89
$5.05-$7.53	2,813,297	8.4	6.56	2,803,744	6.56
$7.75-$11.47	4,225,812	8.7	8.86	2,962,220	8.84
$12.19-$16.99	2,927,720	5.6	15.23	2,925,771	15.23
$18.81-$24.25	829,636	4.4	19.56	829,636	19.56
$29.75-$40.50	431,620	5.5	37.31	431,620	37.31
$45.00-$47.00	41,300	5.6	46.69	41,300	46.69

	11,533,855	7.3	$11.74	10,258,761	$12.10

At December 31, 2004, a total of 19 shares of common stock purchased under our stock option plans were subject to repurchase at a weighted average price of $9.00 per share. We had 10.9 million stock options exercisable with a weighted-average exercise price of $12.58 at December 31, 2003 and 9.9 million stock options exercisable with a weighted-average exercise price of $14.63 at December 31, 2002. The weighted-average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 was $4.77, $4.22 and $7.38 per share, respectively.

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Stock Compensation. During the period from January 1, 1999 through December 31, 2002, we recorded $29.9 million of deferred stock compensation related to stock options granted to consultants and employees in accordance with APB 25, SFAS 123 and EITF 96-18. For options granted to consultants, we determined the fair value of the options using the Black-Scholes option-pricing model with the following weighted-average assumptions: (a) no dividends; (b) expected volatility of 88%; (c) risk-free interest rate of 4.16%; and (d) expected lives of five and ten years. No options were granted to consultants and we did not incur material stock compensation expense related to consultants during the years ended December 31, 2003 and 2004. Stock compensation expense is being recognized in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” over the vesting periods of the related options, generally four years. We recognized stock compensation expense of $0.1 million, $0.9 million and $2.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock Purchase Plan. In January 2000, we adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each purchase period. We issued 312,552 shares, 388,119 shares and 388,770 shares of common stock during 2004, 2003 and 2002, respectively, pursuant to the ESPP at an average price per share of $6.83, $5.02 and $5.97, respectively. The weighted average per share fair value for shares purchased pursuant to the ESPP during 2004, 2003 and 2002 was $2.46, $1.89 and $4.45, respectively.

401(k) Plan

We sponsor a 401(k) Retirement Plan whereby eligible employees may elect to contribute up to the lesser of 20% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) Plan permits Exelixis to make matching contributions on behalf of all participants. Beginning in 2002, we matched 50% of the first 4% of participant contributions into the 401(k) Plan in the form of Exelixis stock. We expensed approximately $0.6 million, $0.5 million and $0.5 million related to the stock match for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 11 INCOME TAXES

We have incurred net losses since inception and, consequently, we have not recorded any U.S. federal or state income taxes. We recorded a tax provision related to income earned in our foreign operations of approximately $0.3 million during the year ended December 31, 2002. Due to a favorable resolution of certain matters with the German tax authorities, that tax provision was reversed in 2003. We do not expect to pay income taxes on our foreign operations for the year ended December 31, 2004.

At December 31, 2004, we had federal net operating loss carryforwards of approximately $450.0 million, which expire in the years 2005 through 2024. We also had net operating loss carryforwards for California of approximately $182.0 million, which expire in the years 2005 through 2024. We also had federal and California research and development tax credits of approximately $13.0 million and $13.9 million, respectively, which expire at various dates beginning in the year 2010.

Under the Internal Revenue Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying consolidated statement of operations is as follows:

	December 31,
	2004	2003	2002
U.S. federal taxes (benefit) at statutory rate	$(46,663)	$(32,340)	$(28,741)
Unutilized (utilized) net operating losses	36,916	31,394	27,690
Stock based compensation	19	310	796
Non-deductible purchased intangibles	9,198	226	226
Foreign tax expense (benefit)	—	(345)	345
Other	530	410	29

Total	$—	$(345)	$345

Deferred tax assets and liabilities reflect the net tax effects of net operating loss, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Our deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$163,670	$110,650
Tax credit carryforwards	21,980	15,980
Capitalized research and development costs	9,430	10,480
Deferred revenue	12,790	23,880
Other	7,120	2,760

Total deferred tax assets	214,990	163,750
Valuation allowance	(213,190)	(162,100)

Net deferred tax assets	1,800	1,650
Deferred tax liabilities:
Purchased intangibles	(1,800)	(1,650)

Net deferred taxes	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $51.1 million, $40.0 million and $69.1 million during 2004, 2003 and 2002, respectively.

Included in the valuation allowance balance at December 31, 2004 is $2.4 million related to the exercise of stock options, which are not reflected as an expense for financial reporting purposes. Accordingly, any future obligation in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations. In addition, approximately, $34.4 million of the valuation allowance was attributable to acquisition-related items that if and when realized in future periods, will first reduce the carrying value of goodwill, then other long-lived intangible assets of the Company’s acquired subsidiaries and then income tax expense.

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 COMMITMENTS

Leases

We lease office and research space and certain equipment under operating and capital leases that expire at various dates through the year 2018. Certain operating leases contain renewal provisions and require us to pay other expenses. Aggregate future minimum lease payments under operating and capital leases are as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Leases
2005	$16,496	$1,984
2006	13,207	99
2007	12,065	—
2008	11,864	—
2009	11,817	—
Thereafter	89,271	—

	$154,720	2,083

Less amount representing interest		(54)

Present value of minimum lease payments		2,029
Less current portion		(1,931)

Long-term portion		$98

Rent expense under non-cancelable operating leases was approximately $13.4 million, $11.2 million and $7.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Some of our capital leases are subject to certain financial covenants. As of December 31, 2004, we were in compliance with these covenants. We had approximately $2.1 million and $6.1 million in equipment net of accumulated amortization under capital leases at December 31, 2004 and 2003, respectively.

Licensing Agreements

We have entered into several licensing agreements with various universities and institutions under which we obtained exclusive rights to certain patent, patent applications and other technology. Aggregate future payments pursuant to these agreements are as follows (in thousands):

Year Ending December 31,
2005	$1,423
2006	1,060
2007	701
2008	344
2009	318
Thereafter	—

$3,846

In addition to the payments summarized above, we are required to make royalty payments based upon a percentage of net sales of any products or services developed from certain of the licensed technologies and

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

milestone payments upon the occurrence of certain events as defined by the related agreements. No such royalties or milestones have been paid through December 31, 2004.

Minimum Purchase Obligation

In August 2003, we entered into a kinase pipeline access agreement with a third party that we extended and increased during 2004. Under the terms of the agreement, we have a minimum purchase commitment totaling $2.0 million through December 31, 2006.

Indemnification Agreements

We have certain collaboration licensing agreements, which contain standard indemnification clauses. Such clauses typically indemnify the customer or vendor for an adverse judgment in a lawsuit in the event of our misuse or negligence. We consider the likelihood of an adverse judgment related to an indemnification agreement to be remote. Furthermore, in the event of an adverse judgment, any losses under such an adverse judgment may be substantially offset by corporate insurance.

NOTE 13 SUBSEQUENT EVENTS

In January 2005, we amended the terms of our collaboration with GlaxoSmithKline. Under the original PDA, in October 2004, an option period commenced during which GlaxoSmithKline was required to elect a pre-defined limited or expanded program. The terms of the amended PDA reflect GlaxoSmithKline’s decision to select a modified program election that is neither the limited or expanded option envisioned in the original agreement. If GlaxoSmithKline had elected the limited program, then GlaxoSmithKline would have been able to select up to 12 targets, along with the respective compounds directed against those targets, which would have narrowed the focus of further work under the collaboration. If GlaxoSmithKline had elected the expanded program, there would not be a narrowing of focus, and all of the collaboration targets, and their respective compounds, would have remained in the collaboration. Under the amended PDA, GlaxoSmithKline selected a modified program election through which the focus of the collaboration is shifted to 12 internal programs at various stages of development (XL784, XL647, XL999, XL880, XL184, XL820, XL844 and five earlier stage oncology programs). Each program centers on compounds that are directed against one or more targets identified in the collaboration. Additionally, GlaxoSmithKline retains exclusivity rights to the approximately 32 specified targets that are encompassed by the 12 programs. However, we retain rights to all compounds not encompassed by the 12 programs selected by GlaxoSmithKline and may work on any targets with the exception of the approximately 32 targets subject to the exclusivity.

Under the amended PDA, GlaxoSmithKline will be required to pay a new $30.0 million milestone to us upon (i) the filing of INDs for three out of four compounds (XL880, XL184, XL820 and XL844) prior to the end of 2005 or (ii) the successful completion in 2005 of a Phase 1 clinical trial for one of these four compounds. This payment, if made, will reduce by an equal amount any milestones that would have originally been paid later in the collaboration. In return for the new $30.0 million milestone, GlaxoSmithKline will receive a specified reduction against the first acceptance milestone as well as a temporary reduction in the royalty rate it owes us on net sales of products developed under the collaboration. The $30.0 million milestone payment, if paid to us, and the related specified reduction will reduce the first acceptance milestone owed to us and, if the acceptance milestone is less than the $30.0 million and the specified reduction, then the remaining balance will reduce any future product commercialization milestones that GlaxoSmithKline owes to us. GlaxoSmithKline also will be obligated to pay an additional new $5.0 million milestone to us upon achieving specified progress by the end of

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2005 with respect to certain other candidates. Under the original PDA, GlaxoSmithKline would have paid the first milestone upon its selection of a compound that had completed proof-of-concept for further development. Under the amended PDA, GlaxoSmithKline is obligated to provide research funding of $47.5 million over the remaining three-year term of the collaboration.

As a result of its modified program election, in January 2005 GlaxoSmithKline purchased an additional 1.0 million shares of Exelixis common stock at a premium pursuant to the terms of the original SPA at an aggregate purchase price of approximately $11.1 million. We have no further option to sell, and GlaxoSmithKline has no further obligation to purchase, additional shares of our common stock.

NOTE 14 QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	Fiscal 2004 Quarter Ended
	March 31,	June 30,	September 30,	December 31,(1)
Total revenues	$11,892	$12,559	$12,662	$15,744
Loss from operations	(28,611)	(28,859)	(26,638)	(51,094)
Net loss	(28,843)	(29,291)	(27,189)	(51,922)
Basic and diluted net loss per share	$(0.40)	$(0.41)	$(0.38)	$(0.70)

	Fiscal 2003 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenues	$12,330	$13,005	$12,439	$13,766
Loss from operations	(23,307)	(24,316)	(25,126)	(23,510)
Net loss	(23,058)	(23,442)	(24,995)	(23,279)
Basic and diluted net loss per share	$(0.39)	$(0.39)	$(0.35)	$(0.33)

(1)	The quarter ending December 31, 2004 includes an acquired in-process research and development charge of $26.0 million related to the acquisition of X-Ceptor.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

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

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the criteria related to internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm that issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item will be contained under the captions “Election of Class III Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation” in Exelixis’ definitive proxy statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the SEC (the “Proxy Statement”), and is hereby incorporated by reference thereto.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer.

The Code of Business Conduct and Ethics is posted on our website at www.exelixis.com under the caption Investor Information.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will be contained in the Proxy Statement under the caption “Executive Compensation,” and is hereby incorporated by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2004 with respect to all of Exelixis’ equity compensation plans in effect as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2000 Equity Incentive Plan[1]	10,243,449	$11.72	2,524,235
2000 Non-Employee Directors’ Stock Option Plan[2]	475,000	13.76	1,359,695
2000 Employee Stock Purchase Plan[3]	—	—	397,096
1994 & 1997 Equity Incentive Plan[4]	352,552	6.98	23,462
1997 Agritope Stock Award Plan[5]	462,854	13.77	255,557
Equity compensation plans not approved by stockholders:
None	—	—	—

Total	11,533,855	$11.74	4,560,045

The above equity compensation plans were adopted with the approval of our security holders.

[1]	In January 2000, we adopted the 2000 Equity Incentive Plan (“2000 Plan”) to replace the 1997 Plan. A total of 3,000,000 shares of Exelixis common stock were initially authorized for issuance under the 2000 Plan. On the last day of each year for ten years, starting in 2000, the share reserve will automatically be increased by a number of shares equal to the greater of: (i) 5% of our outstanding shares on a fully-diluted basis and (ii) that number of shares subject to stock awards granted under the 2000 Plan during the prior 12-month period; provided, however that the share increases shall not exceed 30 million shares in the aggregate. The board may, however, provide for a lesser number at any time prior to the calculation date.

[2]

In January 2000, we adopted the 2000 Non-Employees Directors’ Stock Option Plan (“Director Plan”). The Director Plan provides for the automatic grant of options to purchase shares of common stock to non-

employee directors. A total of 500,000 shares of our common stock were initially authorized for issuance under the Director Plan. On the last day of each year for ten years, starting in 2000, the share reserve will automatically be increased by a number of shares equal to the greater of: (i) 0.75% of our outstanding shares on a fully-diluted basis and (ii) that number of shares subject to options granted under the Director Plan during the prior 12-month period. The board may, however, provide for a lesser number at any time prior to the calculation date.

[3]	In January 2000, we adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each purchase period. A total of 300,000 shares of common stock were initially authorized for issuance under the ESPP. On the last day of each year for ten years, starting in 2000, the share reserve will automatically be increased by a number of shares equal to the greater of: (i) 0.75% of our outstanding shares on a fully-diluted basis and (ii) that number of shares subject to stock awards granted under the plan during the prior 12-month period; provided, however, that the share increases shall not exceed 1.5 million shares in the aggregate. However, the board may provide for a lesser number at any time prior to the calculation date.

[4]	In January 1995, we adopted the 1994 Employee, Director and Consultant Stock Option Plan (“1994 Plan”). The 1994 Plan provides for the issuance of incentive stock options, non-qualified stock options and stock purchase rights to key employees, directors, consultants and members of the Scientific Advisory Board. In September 1997, we adopted the 1997 Equity Incentive Plan (“1997 Plan”). The 1997 Plan amends and supersedes the 1994 Plan. This Plan was replaced by the 2000 Plan and no further options will be issued.

[5]	In November 1997, Agritope adopted the 1997 Stock Award Plan (“Agritope Plan”). The Agritope Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees, directors, consultants and members of the Scientific Advisory Board.

In connection with the acquisition of Agritope in December 2000, we assumed all the options granted and outstanding to consultants and employees under the Agritope, Inc. 1997 Stock Award Plan. Each outstanding Agritope stock option was converted into the right to purchase the number of shares of our common stock as determined using the applicable exchange ratio of 0.35. All other terms and conditions of the Agritope stock options did not change and such options will operate in accordance with their terms.

The other information required by this Item will be contained in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is hereby incorporated by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will be contained in the Proxy Statement under the caption “Certain Transactions,” and is hereby incorporated by reference thereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in the Proxy Statement under the caption “Independent Auditors’ Fees,” and is hereby incorporated by reference thereto.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. In the period covered by this report, our Audit Committee pre-approved the following non-audit services rendered, currently being rendered, or to be rendered, to us by Ernst & Young LLP:

•	all work required to be performed by Ernst & Young LLP in connection with preparing and giving consents required to be given in connection with our filings with the Securities and Exchange Commission;

•	the Audit Committee pre-approved one non-audit service, which was related to an online subscription to an Ernst & Young LLP database for approximately $2,000.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are being filed as part of this report:

(1) The following financial statements and the Reports of Independent Registered Public Accounting Firm are included in Part II, Item 8:

(2) All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.

(3) The items listed on the Index to Exhibits on pages 89 through 93 are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 14, 2005.

EXELIXIS, INC.

By:	/S/ GEORGE A. SCANGOS, PH.D.
George A. Scangos, Ph.D. President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints GEORGE A. SCANGOS, CHRISTOPH PEREIRA and FRANK KARBE, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and of the capacities and on the dates indicated.

Signatures	Title	Date

/S/ GEORGE A. SCANGOS George A. Scangos, Ph.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2005

/S/ FRANK KARBE Frank Karbe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2005

/S/ STELIOS PAPADOPOULOS Stelios Papadopoulos, Ph.D.	Chairman of the Board	March 14, 2005

/S/ CHARLES COHEN Charles Cohen, Ph.D.	Director	March 14, 2005

/S/ ALAN M. GARBER Alan M. Garber, M.D., Ph.D.	Director	March 14, 2005

/S/ JEAN FRANCOIS FORMELA Jean Francois Formela, M.D.	Director	March 14, 2005

/S/ VINCENT MARCHESI Vincent Marchesi, M.D., Ph.D.	Director	March 14, 2005

Signatures	Title	Date

/S/ FRANK MCCORMICK Frank McCormick, Ph.D.	Director	March 14, 2005

/S/ GEORGE POSTE George Poste, D.V.M., Ph.D.	Director	March 14, 2005

/S/ LANCE WILLSEY Lance Willsey, M.D.	Director	March 14, 2005

/S/ JACK L. WYSZOMIERSKI Jack L. Wyszomierski	Director	March 14, 2005

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Share Exchange and Assignment Agreement, dated April 23, 2001, by and among Exelixis, Inc. and the Artemis stockholders named therein. (1)

2.2	Agreement and Plan of Merger and Reorganization, dated as of November 19, 2001, by and among Exelixis, Inc., Bluegreen Acquisition Sub, Inc. and Genomica Corporation. (2)

2.3	Agreement of Merger, dated as of June 28, 2002, between Exelixis, Inc. and Genomica Corporation. (3)

2.4	Agreement and Plan of Merger, dated September 27, 2004, by and among Exelixis, Inc., XBO Acquisition Corp., and X-Ceptor Therapeutics, Inc. (4)

3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc. (5)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc. (6)

3.3	Amended and Restated Bylaws of Exelixis, Inc. (7)

4.1	Specimen Common Stock Certificate. (5)

4.2	Warrant, dated January 24, 1996, to purchase 267,857 post-split shares of Exelixis, Inc. Series B convertible stock in favor of MMC/GATX Partnership No. 1. (5)

4.3	Warrant, dated November 15, 1999, to purchase 9,000 post-split shares of Exelixis, Inc. common stock in favor of Bristow Investments, L.P. (5)

4.4	Warrant, dated November 15, 1999, to purchase 101,250 post-split shares of Exelixis, Inc. common stock in favor of Slough Estates USA, Inc. (5)

4.5	Warrant, dated November 15, 1999, to purchase 2,250 post-split shares of Exelixis, Inc. common stock in favor of Laurence and Magdalena Shushan Trust. (5)

4.6	Warrant, dated April 1, 2000, to purchase 70,875 post-split shares of Exelixis, Inc. common stock in favor of Slough Estates USA, Inc. (8)

4.7	Warrant, dated April 1, 2000, to purchase 6,300 post-split shares of Exelixis, Inc. common stock in favor of Bristow Investments, L.P. (8)

4.8	Warrant, dated April 1, 2000, to purchase 1,575 post-split shares of Exelixis, Inc. common stock in favor of Laurence and Magdalena Shushan Family Trust. (8)

4.9	Form of Convertible Promissory Note, dated May 22, 2001 by and between Exelixis, Inc. and Protein Design Labs, Inc. (9)

4.10	Form of Note Purchase Agreement, dated May 22, 2001 by and between Exelixis, Inc. and Protein Design Labs, Inc. (9)

4.11	Fourth Amended and Restated Registration Rights Agreement, dated February 26, 1999 among Exelixis, Inc. and certain Stockholders of Exelixis, Inc. (5)

4.12	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto. (10)

4.13	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto. (10)

Exhibit Number	Description

10.1	Form of Indemnity Agreement. (5)

10.2*	1994 Employee, Director and Consultant Stock Plan. (5)

10.3*	1997 Equity Incentive Plan. (5)

10.4*	2000 Equity Incentive Plan. (5)

10.5*	2000 Non-Employee Directors’ Stock Option Plan. (11)

10.6*	2000 Employee Stock Purchase Plan. (5)

10.7*	Agritope, Inc. 1997 Stock Award Plan. (12)

10.8*	Form of Stock Option Agreement under the 2000 Non-Employee Directors’ Stock Option Plan. (13)

10.9*	Form of Stock Option Agreement under the 2000 Equity Incentive Plan (early exercise permissible). (13)

10.10*	Form of Stock Option Agreement under the 2000 Equity Incentive Plan (early exercise may be restricted). (7)

10.11*	Employment Agreement, dated September 13, 1996, between George Scangos, Ph.D. and Exelixis, Inc. (5)

10.12*	Employment Agreement, dated June 18, 2001, between Jeffrey R. Latts, M.D. and Exelixis, Inc. (6)

10.13*	Employment Agreement, dated February 3, 2000, between Michael Morrissey, Ph.D. and Exelixis, Inc. (6)

10.14*	Employment Agreement, dated July 21, 2000, between Gregory Plowman, M.D., Ph.D. and Exelixis, Inc. (6)

10.15*	Amendment to Employment Agreement, dated July 6, 2004, between Gregory Plowman, M.D., Ph.D. and Exelixis, Inc. (6)

10.16*	Employment Agreement, dated November 20, 2003, between Frank Karbe and Exelixis, Inc. (6)

10.17*	Employment Agreement, dated March 27, 2000, between Pamela Simonton, J.D., LL.M. and Exelixis, Inc.

10.18**	Collaboration Agreement, dated December 16, 1999, between Exelixis, Inc., Bayer Corporation and Genoptera LLC. (5)

10.19**	Operating Agreement, dated December 15, 1999, between Exelixis, Inc., Bayer Corporation and Genoptera LLC. (5)

10.20**	Collaboration Agreement, dated May 22, 2001, by and between Exelixis, Inc. and Protein Design Labs, Inc. (9)

10.21**	License Agreement, dated July 17, 2001, by and between Exelixis, Inc. and Bristol-Myers Squibb Company. (14)

10.22**	Amended and Restated Cancer Collaboration Agreement, dated as of December 15, 2003, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.(15)

Exhibit Number	Description

10.23**	Product Development and Commercialization Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (16)

10.24***	First Amendment to the Product Development and Commercialization Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.

10.25**	Stock Purchase and Stock Issuance Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (16)

10.26	First Amendment to the Stock Purchase and Stock Issuance Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.

10.27**	Loan and Security Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (16)

10.28	Second Amendment the Loan and Security Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (17)

10.29***	Third Amendment to the Loan and Security Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.

10.30	Sublease Agreement, dated June 1, 1997, between Arris Pharmaceutical Corporation and Exelixis, Inc. (5)

10.31	Lease, dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc. (5)

10.32	First Amendment to Lease, dated March 29, 2000, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.(8)

10.33	Lease Agreement, dated May 24, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc. (6)

10.34	Second Amendment to Lease, dated July 20, 2004, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc. (6)

10.35	Sublease Agreement, dated July 21, 2004, between Sugen, Inc. and Exelixis, Inc. (6)

10.36	Master Lease Agreement, dated April 9, 2001, between GE Capital Corporation and Exelixis, Inc. (18)

10.37	Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc. (3)

10.38	Loan Modification Agreement, dated December 21, 2004, between Silicon Valley Bank and Exelixis, Inc. (19)

10.39*	Salary Information for Named Executive Officers

10.40*	Non-Employee Director Compensation Arrangements (20)

21.1	Subsidiaries of Exelixis, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on signature page).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1****	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350)

*	Management contract or compensatory plan.

**	Confidential treatment granted for certain portions of this exhibit.

***	Confidential treatment requested for certain portions of this exhibit.

****	This certification accompanies this Annual Report on Form 10-K, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

1.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2001 and incorporated herein by reference.

2.	Filed as an Annex A to Exelixis, Inc.’s Registration Statement on Form S-4 (File No. 333-74120), as filed with the Securities and Exchange Commission on November 29, 2001 and incorporated herein by reference.

3.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 6, 2002 and incorporated herein by reference.

4.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 28, 2004 and incorporated herein by reference.

5.	Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-1 (File No. 333-30978), as filed with the Securities and Exchange Commission on February 7, 2000, as amended, and incorporated herein by reference.

6.	Filed as an Exhibit to Exelixis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 5, 2004 and incorporated herein by reference.

7.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2004 and incorporated herein by reference.

8.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities Exchange Commission on May 15, 2000 and incorporated herein by reference.

9.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed with the Securities and Exchange Commission on August 14, 2001 and incorporated herein by reference.

10.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 21, 2004 and incorporated herein by reference.

11.	Filed as an Appendix to Exelixis, Inc.’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on February 27, 2004 and incorporated herein by reference.

12.	Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-8 (File No. 333-52434), as filed with the Securities Exchange Commission on December 21, 2000 and incorporated herein by reference.

13.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 8, 2004 and incorporated herein by reference.

14.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001 and incorporated herein by reference.

15.	Filed as an Exhibit to Exelixis, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2003, filed with the Securities and Exchange Commission on February 20, 2004, as amended, and incorporated herein by reference.

16.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 8, 2002 and incorporated herein by reference.

17.	Filed as on Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2004 and incorporated herein by reference.

18.	Filed as a Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Securities and Exchange Commission on May 15, 2001 and incorporated herein by reference.

19.	Filed as on Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2004 and incorporated herein by reference.

20.	Incorporated by reference to the information in our Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on February 27, 2004, under the heading “Compensation of Directors and Executive Officers—Compensation of Directors.