Form 10-Q
period 2005-03-31
EXELIXIS INC
filed 2005-05-09
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

On April 29, 2005, there were 76,305,762 shares of common stock, par value $.001 per share, of Exelixis, Inc. outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

ITEM 1.	FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	December 31, 2004 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,384	$78,105
Short-term investments	62,189	77,078
Other receivables	13,142	4,424
Prepaid expense and other current assets	5,248	4,350

Total current assets	141,963	163,957
Restricted cash and investments	15,480	16,040
Property and equipment, net	36,065	35,463
Related-party receivables	24	51
Goodwill	67,364	67,364
Other intangibles, net	4,240	4,512
Other assets	4,617	3,953

Total assets	$269,753	$291,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,204	$5,931
Other accrued expenses	9,460	12,012
Accrued compensation and benefits	4,950	6,297
Current portion of capital lease obligations	1,357	1,931
Current portion of notes payable and bank obligations	8,016	8,928
Deferred revenue	41,994	28,697

Total current liabilities	67,981	63,796
Capital lease obligations	8	98
Notes payable and bank obligations	18,633	21,398
Convertible promissory note and loan	115,000	115,000
Other long-term liabilities	9,788	7,995
Deferred revenue	25,235	32,382

Total liabilities	236,645	240,669

Commitments
Stockholders’ equity:
Common stock	76	75
Additional paid-in-capital	579,284	569,345
Accumulated other comprehensive income	532	624
Accumulated deficit	(546,784)	(519,373)

Total stockholders’ equity	33,108	50,671

Total liabilities and stockholders’ equity	$269,753	$291,340

(1)	The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Contract	$10,090	$8,764
License	2,784	3,128

Total revenues	12,874	11,892

Operating expenses:
Research and development	33,321	34,224
General and administrative	6,242	5,576
Restructuring charge	—	537
Amortization of intangibles	272	166

Total operating expenses	39,835	40,503

Loss from operations	(26,961)	(28,611)

Other income (expense):
Interest income	928	916
Interest expense	(1,552)	(1,233)
Other income (expense), net	174	85

Total other income (expense)	(450)	(232)

Net loss	$(27,411)	$(28,843)

Net loss per share, basic and diluted	$(0.36)	$(0.40)

Shares used in computing basic and diluted net loss per share	75,918	71,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(27,411)	$(28,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,178	4,478
Stock compensation expense (reversals)	(16)	33
Non-cash portion of restructuring charge	—	(150)
Amortization of intangibles	272	166
Gain on the sale of equipment	(122)	—
Other	117	562
Changes in assets and liabilities:
Other receivables	(8,400)	792
Prepaid expense and other current assets	(925)	(446)
Related-party receivables	27	—
Other assets	(1,089)	(315)
Accounts payable and other accrued expenses	(6,789)	(2,613)
Other long-term liabilities	1,612	550
Deferred revenue	6,261	(3,228)

Net cash used in operating activities	(32,285)	(29,014)

Cash flows from investing activities:
Purchases of property and equipment	(3,986)	(3,062)
Proceeds on sale of equipment	152	—
Change in restricted cash and investments	560	(299)
Proceeds from maturities of short-term investments	35,512	29,307
Purchases of short-term investments	(21,285)	(25,874)

Net cash provided by investing activities	10,953	72

Cash flows from financing activities:
Proceeds from issuance of common stock, net	8,854	721
Proceeds from exercise of stock options, net of repurchases	54	—
Repayment of notes from stockholders	—	53
Payments on capital lease obligations	(664)	(1,736)
Principal payments on notes payable and bank obligations	(3,678)	(1,553)

Net cash provided by (used in) financing activities	4,566	(2,515)

Effect of foreign exchange rates on cash and cash equivalents	45	(48)

Net decrease in cash and cash equivalents	(16,721)	(31,505)
Cash and cash equivalents, at beginning of period	78,105	111,828

Cash and cash equivalents, at end of period	$61,384	$80,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(unaudited)

NOTE 1 Organization and Summary of Significant Accounting Policies

Organization

Exelixis, Inc. (“Exelixis,” “we,” “our,” or “us”) is a biotechnology company whose primary mission is to leverage its biological expertise and integrated drug discovery capabilities to develop high-quality, differentiated pharmaceutical products in the treatment of cancer, metabolic disorders, cardiovascular disease and other serious diseases. We use comparative genomics and model system genetics to find new drug targets and compounds that we believe would be difficult or impossible to uncover using other experimental approaches. Our research is designed to identify novel genes and proteins expressed by those genes that, when changed, either decrease or increase the activity in a specific disease pathway in a therapeutically relevant manner. These genes and proteins represent either potential product targets or drugs that may treat disease or prevent disease initiation or progression. Our most advanced pharmaceutical programs focus on drug discovery and development of small molecules in cancer, metabolic disorders, cardiovascular disease and other serious diseases. We believe that our proprietary technologies are also valuable to other industries whose products can be enhanced by an understanding of DNA or proteins, including the agrochemical, agricultural and diagnostic industries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results of operations and cash flows for the periods presented have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in our Annual Report on Form 10-K filed with the SEC on March 15, 2005.

Net Loss Per Share

Basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, adjusted for shares that are subject to repurchase. The calculation of diluted net loss per share excludes potential common stock because its effect is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of the convertible promissory note and loans.

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

		Three Months Ended March 31,
		2005	2004
Net loss:
As reported		$(27,411)	$(28,843)
Add:	Stock-based employee compensation expense (reversal) included in reported net loss	(16)	33
Deduct:	Total stock-based employee compensation expense determined under fair value method for all awards	(4,421)	(5,581)

Pro forma net loss		$(31,848)	$(34,391)

Net loss per share (basic and diluted):
As reported		$(0.36)	$(0.40)

Pro forma		$(0.42)	$(0.48)

Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three-month period ended March 31, 2005 and 2004 is not necessarily representative of the pro forma effects on the results of operations for future periods.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance date of SFAS 123R. The SEC’s new rule allows calendar year companies to implement SFAS 123R at the beginning of 2006, which makes SFAS 123R effective for Exelixis in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

NOTE 2 Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) plus the results of certain stockholders’ equity changes, which are comprised of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments, not reflected in the consolidated statements of operations. Comprehensive income (loss) for the three-month periods ended March 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	$(27,411)	$(28,843)
Increase (decrease) in unrealized gains on available-for-sale securities	(236)	175
Increase (decrease) in cumulative translation adjustment	144	(31)
Reclassification of cumulative translation adjustment to income	—	(228)

Comprehensive loss	$(27,503)	$(28,927)

NOTE 3 Restructurings

2004 Restructuring Charges

During the second quarter of 2004, we implemented a restructuring and consolidation of our research and discovery organizations designed to optimize our ability to generate multiple new, high-quality investigational new drug applications per year and rapidly advance these new drug candidates through clinical development. We accounted for the restructuring activity in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The restructuring included a reduction in force of 62 employees, the majority of which were research personnel located in South San Francisco, California. We recorded a restructuring charge of $1.7 million during the second quarter of 2004 comprised primarily of involuntary termination benefits. As of March 31, 2005, all amounts under this restructuring liability had been fully paid. The restructuring liabilities as of December 31, 2004 were included under the caption “Other Accrued Expenses” on the balance sheet and are summarized in the following table (in thousands):

	Restructuring Liability at December 31, 2004	Cash Payments	Restructuring Liability at March 31, 2005
Severance and benefits	$59	$(59)	$—
Legal and other fees	48	(48)	—

	$107	$(107)	$—

2003 Restructuring Charges

During the third quarter of 2003, we implemented a worldwide restructuring of our research and development organization designed to reallocate resources and enhance the efficiency of our operations. The restructuring included a reduction in force of 61 research personnel located in South San Francisco, California and Tübingen, Germany, closure of our Tübingen location and relocation of certain research activities and employees from Tübingen to South San Francisco. We recorded a cumulative charge of approximately $1.5 million to date in accordance with SFAS 146, of which approximately $0.5 million and $1.0 million was recorded during the years ended December 31, 2004 and 2003, respectively. The restructuring plan was substantially complete as of March 31, 2004. This charge primarily consists of severance payments, retention bonuses, relocation costs, lease buyout costs and legal and outplacement services fees. As of March 31, 2005, the remaining restructuring liabilities are included under the caption “Other Accrued Expenses” on the balance sheet and are summarized in the following table (in thousands):

	Restructuring Liability at December 31, 2004	Cash Payments	Restructuring Liability at March 31, 2005
Severance and benefits	$31	$(31)	$—
Legal and other fees	45	(14)	31
Lease buyout costs	66	(63)	3

	$142	$(108)	$34

NOTE 4 GlaxoSmithKline Collaboration

In October 2002, Exelixis and SmithKlineBeecham Corporation, which does business as GlaxoSmithKline established a collaboration to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. The collaboration involved three agreements: (a) a Product Development and Commercialization Agreement (“PDA”); (b) a Stock Purchase and Stock Issuance Agreement (“SPA”) and (c) a Loan and Security Agreement.

In January 2005, we amended the terms of our collaboration with GlaxoSmithKline. Under the original PDA, an option period commenced in October 2004 during which GlaxoSmithKline was required to elect a pre-defined limited or expanded program option. The terms of the amended PDA reflect GlaxoSmithKline’s decision to select a modified program election that is neither the limited nor the expanded option envisioned in the original PDA. If GlaxoSmithKline had elected the limited program option, then GlaxoSmithKline would have been able to select up to 12 targets, along with the respective compounds directed against those targets, which would have narrowed the focus of further work under the collaboration. If GlaxoSmithKline had elected the expanded program option, there would not be a narrowing of focus, and all of the collaboration targets, and their respective compounds, would have remained in the collaboration. Under the amended PDA, GlaxoSmithKline selected a modified program election through which the focus of the collaboration is shifted to 12 internal programs at various stages of development (XL784, XL647, XL999, XL880, XL184, XL820, XL844 and five earlier stage oncology programs). Each program centers on compounds that are directed against one or more targets identified in the collaboration. Under the modified program, GlaxoSmithKline has the right to select from these programs up to two compounds at proof-of-concept (completion of Phase 2a clinical trial) or three compounds if GlaxoSmithKline extends the collaboration. If GlaxoSmithKline selects three compounds we could receive up to $275.0 million in acceptance milestones. Additionally, GlaxoSmithKline retains exclusivity rights to the approximately 32 specified targets that are encompassed by the 12 programs. However, we retain rights to all compounds not encompassed by the 12 programs selected by GlaxoSmithKline and may work on any targets with the exception of the approximately 32 targets subject to the exclusivity.

Under the amended PDA, GlaxoSmithKline will be required to pay us a new $30.0 million milestone upon (i) the filing of investigational new drug applications (INDs) for three out of four compounds (XL880, XL184, XL820 and XL844) prior to the end of 2005 or (ii) the successful completion in 2005 of a Phase 1 clinical trial for one of these four compounds. In return for the new $30.0 million milestone, if paid to us, GlaxoSmithKline will receive a $30.0 million credit and a specified reduction against the first acceptance milestone as well as a temporary reduction in the royalty rate it owes us on net sales of products developed under the collaboration. If the acceptance milestone is less than the $30.0 million credit and the specified reduction, then the remaining balance will reduce any future product commercialization milestones that GlaxoSmithKline owes to us. Under the amended PDA, GlaxoSmithKline also will be obligated to pay a new $5.0 million milestone to us upon achieving specified progress with respect to certain other candidates. Under the original PDA, GlaxoSmithKline would have paid the first milestone upon its selection of a compound that had completed proof-of-concept for further development. We may also receive additional development related milestones and royalties on product sales and have certain co-promotion rights to products in North America. In addition, under the amended PDA, GlaxoSmithKline is obligated to provide research funding of $47.5 million over the remaining three-year term of the collaboration.

As a result of its modified program election, GlaxoSmithKline purchased an additional 1.0 million shares of Exelixis common stock in January 2005 at a premium pursuant to the terms of the original SPA at an aggregate purchase price of approximately $11.1 million, of which $2.2 million was a premium to the then fair value of the shares. We have no further option to sell, and GlaxoSmithKline has no further obligation to purchase, additional shares of our common stock. The premium portion of the equity purchase has been deferred and is being recognized as revenue over the development term.

NOTE 5 Genoptera Collaboration

In March 2005, Exelixis, Bayer CropScience LP (“Bayer”) and Genoptera LLC (“Genoptera”) agreed to amend the terms of the collaboration agreement, dated January 1, 2000 (the “Amendment”), among Exelixis, Bayer and Genoptera. Exelixis and Bayer formed Genoptera, a joint venture focused on the discovery of novel insecticides and nematicides for crop protection in January 2000. The Amendment provides for an early termination of the research term and requires Bayer to acquire our 40% ownership interest in Genoptera within six months after the termination of the research term. The Amendment also requires Bayer to pay us an early termination fee of $10.9 million, which was paid in April 2005. We expect to recognize this as revenue once the final knowledge transfer is completed. At that time, Bayer, through Genoptera, will have exclusive rights in the field of agriculture to assays, compounds and products developed under the collaboration and we will have exclusive rights in all other fields. Under the terms of the Amendment, the obligations of Bayer to fund further research cease and we have no further obligations to perform research.

NOTE 6 Subsequent Event - GlaxoSmithKline Collaboration

In May 2005, we filed the third of three INDs required by the amended PDA to achieve a $30.0 million milestone. Under the amended PDA, GlaxoSmithKline is required to pay us a $30.0 million milestone if we file INDs for three out of four compounds (XL880, XL184, XL820 and XL844) prior to the end of 2005. In return for the $30.0 million milestone, GlaxoSmithKline will receive a $30.0 million credit and other reductions to future payments owed to Exelixis. As part of the amended PDA, GlaxoSmithKline also agreed to pay Exelixis a $5.0 million milestone for achieving specified progress with respect to certain other candidates. In May 2005, we submitted two new development candidates to GlaxoSmithKline, thereby triggering the additional milestone. The amended PDA is described in further detail in Note 4.

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

Our clinical development pipeline currently includes the following compounds in cancer and renal disease: XL119 (becatecarin), for which a Phase 3 clinical trial is ongoing in patients with bile duct tumors; XL784, initially an anticancer compound, currently being developed as a treatment for renal disease for which we anticipate initiating additional clinical studies in 2005; XL647 and XL999, anticancer compounds currently in Phase 1 clinical trials; XL880, an anticancer compound for which we initiated a Phase 1 clinical trial in March 2005; XL820 and XL844, anticancer compounds for which we filed investigational new drug applications (INDs) in April 2005 and May 2005, respectively; and XL184, an anticancer compound for which we anticipate filing an IND in the first half of 2005. Our preclinical pipeline is comprised of six programs, which includes three cancer programs focused on the inhibition of the RAF, Akt/S6k and IGF1R kinases for which we have designated drug candidates with the numbers XL281, XL418 and XL228, respectively. We anticipate that we will continue to advance at least some of these drug candidates in 2005, with the potential of filing INDs beginning in 2006. The preclinical pipeline also includes small molecule compounds designed to target the Liver X Receptor (LXR), Farnesoid X Receptor (FXR) and Mineralocorticoid Receptor (MR). These targets are nuclear hormone receptors (NHRs) that are implicated in various metabolic and cardiovascular disorders.

We have incurred net losses since inception and expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. As of March 31, 2005, we had approximately $139.1 million in cash, cash equivalents, short-term investments and restricted cash and investments. As of March 31, 2005, we anticipate that our cash and cash equivalents, short-term investments and funding that we expect to receive from collaborators will enable us to maintain our currently planned operations for at least the next 12 months months. It is possible that we will seek additional financing within this timeframe through collaborative relationships, private or public financing or other arrangements. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect.

We have established collaborations with major pharmaceutical and biotechnology companies based on the strength of our technologies and biological expertise to support additional development of our proprietary products. Through these collaborations we obtain license fees, research funding, and the opportunity to receive milestone payments and royalties from research results and subsequent product development activities. In addition, many of our collaborations have been structured strategically to provide us with access to technology that may help to advance our internal programs more rapidly while at the same time enabling us to retain rights to use these technologies in different industries. We have also established collaborations with leading companies in the agrochemical industries that allow us to continue expanding our internal development capabilities and diversifying our revenue stream while providing our partners with novel targets and assays. We have ongoing commercial collaborations with several leading pharmaceutical and biotechnology companies, including GlaxoSmithKline and Bristol-Myers Squibb Company. We expect to continue to use corporate partnering as a strategic tool to cultivate our assets, fund our operations and expand the therapeutic and commercial potential of our pipeline.

As our company has matured and our development efforts have intensified, we have restructured the organization as needed to reallocate resources and enhance the efficiency of our operations. We believe that these efforts have strengthened us by enabling us to achieve an appropriate functional balance within the organization.

Recent Developments

Development Update

Our pipeline continues to advance. The following summarizes the status of our clinical and preclinical development pipeline and serves as an update to the disclosures we made in the business section of our Annual Report on Form 10-K for the year ended December 31, 2004. We have an expansive pipeline of high-quality compounds in various stages of development to potentially treat cancer, renal disease and various metabolic and cardiovascular disorders.

Pipeline Update

We anticipate having eight compounds in active clinical trials in 2005. Our most advanced compounds continue to progress in clinical development – XL119 is in a multi-national Phase 3 clinical trial for the treatment of bile duct tumors and is recruiting patients as anticipated and we are planning to initiate additional clinical studies in renal disease for XL784 later in 2005. Additionally, there are three ongoing Phase 1 clinical trials and we anticipate initiating three more Phase 1 clinical trials by the second half of 2005.

All of our compounds with the exception of XL119 (which was licensed from BMS) were developed under our oncology program, which is focused on the development of highly potent, orally available diverse compounds that target specific kinases implicated in angiogenesis and cell proliferation. The program currently comprises ten compounds – seven in clinical development and three in preclinical development. We anticipate completing Phase 1 clinical trials for XL647 and XL999 in the second half of 2005 and to initiate broad Phase 2 clinical trial programs for these compounds as soon as practicable thereafter. In addition, the Phase 1 clinical trial for XL880 was initiated in March and we filed INDs for XL820 and XL844 in April 2005 and May 2005, respectively, and we anticipate filing an IND for XL184 in the first half of 2005. Additionally, we have selected the following drug candidates for further development: XL281, which targets RAF kinase, XL418, which targets Akt/S6k, and XL228, which targets the insulin growth factor 1 (IGF1) receptor. We plan to continue preclinical work on these compounds with the goal of potentially filing INDs for at least some of these drug candidates in 2006.

GlaxoSmithKline Collaboration

In January 2005, we amended the terms of our collaboration with GlaxoSmithKline. Under the original agreement, an option period commenced in October 2004 during which GlaxoSmithKline was required to elect a pre-defined limited or expanded program option. The terms of the amendment reflect GlaxoSmithKline’s decision to select a modified program election that is neither the limited nor the expanded option envisioned in the original PDA. Under the amended terms, GlaxoSmithKline selected a modified program election through which the focus of the collaboration is shifted to 12 internal programs at various stages of development (XL784, XL647, XL999, XL880, XL184, XL820, XL844 and five earlier stage oncology programs). Each program centers on compounds that are directed against one or more targets identified in the collaboration. Under the modified program GlaxoSmithKline has the right to select from these programs up to two compounds at proof-of-concept (completion of Phase 2a clinical trial) or three compounds if GlaxoSmithKline extends the collaboration. If GlaxoSmithKline selects three compounds we could receive up to $275.0 million in acceptance milestones. Additionally, GlaxoSmithKline retains exclusivity rights to the approximately 32 specified targets that are encompassed by the 12 programs. However, we retain rights to all compounds not encompassed by the 12 programs selected by GlaxoSmithKline and may work on any targets with the exception of the approximately 32 targets subject to the exclusivity.

Under the amended terms, GlaxoSmithKline will be required to pay us a new $30.0 million milestone upon (i) the filing of INDs for three out of four compounds (XL880, XL184, XL820 and XL844) prior to the end of 2005 or (ii) the successful completion in 2005 of a Phase 1 clinical trial for one of these four compounds. In return for the new $30.0 million milestone, GlaxoSmithKline will receive a $30.0 million credit and specified reduction against the first acceptance milestone as well as a temporary reduction in the royalty rate it owes us on net sales of products developed under the collaboration. Under the amended PDA, GlaxoSmithKline also will be obligated to pay a new $5.0 million milestone to us upon achieving specified progress with respect to certain other candidates. Under the original agreement, GlaxoSmithKline would have paid the first milestone upon its selection of a compound that had completed proof-of-concept for further development. We may also receive additional development related milestones and royalties on product sales and have certain co-promotion rights to products in North America. In addition, GlaxoSmithKline is obligated to provide research funding of $47.5 million over the remaining three-year term of the collaboration.

As a result of its modified program election, GlaxoSmithKline purchased an additional 1.0 million shares of Exelixis common stock in January 2005 at a premium to the then fair value of the shares and with an aggregate purchase price of approximately $11.1 million.

Genoptera Collaboration

In March 2005, Exelixis, Bayer CropScience LP and Genoptera LLC agreed to amend the terms of the collaboration agreement, dated January 1, 2000, among Exelixis, Bayer and Genoptera. Exelixis and Bayer formed Genoptera, a joint venture focused on the discovery of novel insecticides and nematicides for crop protection in January 2000. The amendment provides for an early termination of the research term and requires Bayer to acquire our 40% ownership interest in Genoptera within six months after the termination of the research term. The amendment also requires Bayer to pay us an early termination fee of $10.9 million, which was paid in April 2005. We will recognize this as revenue upon the final knowledge transfer. At that time, Bayer, through Genoptera, will have exclusive rights in the field of agriculture to assays, compounds and products developed under the collaboration and we will have exclusive rights in all other fields. Under the terms of the amendment, the obligations of Bayer to fund further research cease and we have no further obligations to perform research.

Results of Operations

Revenues

Total revenues as compared to the prior year period were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2005	2004
Total revenues	$12.9	$11.9
Dollar increase (decrease)	$1.0
Percentage increase (decrease)	8%

The increase in revenues for the quarter ended March 31, 2005, as compared to the comparable prior year period, was primarily a result of a $1.9 million increase in research and development funding from our collaboration with GlaxoSmithKline and due to a $1.0 million increase in research and development funding from our collaboration with Sankyo Co., Ltd., which we acquired as part of our acquisition of X-Ceptor Therapeutics, Inc in October 2004. The increase is also attributable to $0.7 million recognized as revenue from a $2.2 million premium that GlaxoSmithKline paid as part of its acquisition of 1.0 million shares of our common stock in January 2005. These increases were partially offset by a $1.4 million decrease in revenues related to the upfront payments from Bristol-Myers Squibb being fully recognized on a straight line basis, which ended in July 2004 and a $0.8 million decrease in revenues related to the termination of our combinatorial chemistry collaborations effective as of December 31, 2004.

Total revenues by category for the three-month periods ended March 31, 2005 and 2004 were as follows (in millions):

	Three Months Ended March 31,
	2005	2004
Research and development funding	$9.8	$7.5
Amortization of upfront payments, including premiums paid on equity purchases	2.8	3.1
Delivery of compounds under chemistry collaborations	—	0.8
Milestones	0.3	0.5

Total revenues	$12.9	$11.9

Research and Development Expenses

Total research and development expenses as compared to the prior year period were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2005	2004
Research and development expenses	$33.3	$34.2
Dollar increase (decrease)	$(0.9)
Percentage increase (decrease)	(3)%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies, consulting and facilities costs. The decrease for the three months ended March 31, 2005, as compared to the comparable period in 2004, resulted primarily from the following:

•	Lab Supplies – Lab supplies decreased by 29% to $4.7 million primarily as a result of the termination of most of our combinatorial chemistry collaborations.

•	Consulting and professional – Consulting expense, which includes services performed by third-party contract research organizations and other vendors, increased 25% to $3.9 million, due primarily to an increase in activities associated with advancing our clinical and preclinical development programs. These activities included Phase 3 clinical trial activity for XL119, Phase 1 clinical trial activity for XL647 and XL999, initiation of a Phase 1 clinical trial for XL880 and moving XL844, XL820, and XL184 through preclinical testing in anticipation of filing INDs in 2005.

•	Facilities – Facilities expense increased 15% to $3.9 million primarily due to our expansion into an additional building in South San Francisco, California as a result of our expanding development operations.

The table below summarizes the status of our current drug candidates:

Program	Clinical Status
XL119	Phase 3 clinical trial is ongoing
XL784	Completed a Phase 1 clinical trial as an anticancer compound and we anticipate initiating additional clinical studies in 2005 for renal disease
XL647	Phase 1 clinical trial is ongoing
XL999	Phase 1 clinical trial is ongoing
XL880	Filed IND in December 2004 and initiated Phase 1 clinical trial in March 2005
XL820	Filed IND in April 2005
XL844	Filed IND in May 2005
XL184	Expect to file an IND in the first half of 2005
XL228	Potential IND filing in 2006
XL281	Potential IND filing in 2006
XL481	Potential IND filing in 2006

We currently estimate that typical Phase 1 clinical trials last approximately one year, Phase 2 clinical trials last approximately one to two years and Phase 3 clinical trials last approximately two to four years. However, the length of time generally varies substantially according to factors relating to the clinical trial, such as the type and intended use of the product candidate, the clinical trial design and ability to enroll suitable patients.

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

General and Administrative Expenses

Total general and administrative expenses as compared to the prior year period were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2005	2004
General and administrative expenses	$6.2	$5.6
Dollar increase (decrease)	$0.7
Percentage increase (decrease)	12%

General and administrative expenses consist primarily of staffing costs to support our research activities, facility costs, and professional expenses, such as legal and accounting fees. The increase for the three months ended March 31, 2005, as compared to the equivalent period in 2004, resulted primarily from increases in legal and insurance expenses of $0.4 million and increases in facility expenses of $0.1 million.

Amortization of Intangibles

Total amortization of intangible assets as compared to the prior year was as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2005	2004
Amortization of intangible assets	$0.3	$0.2
Dollar increase (decrease)	$0.1
Percentage increase (decrease)	64%

Intangible assets result from our acquisitions of X-Ceptor, Genomica, Artemis and Agritope (renamed Exelixis Plant Sciences). The increase for the three months ended March 31, 2005, as compared to the equivalent period in 2004 was due to the amortization expense of $0.1 million for the assembled workforce related to our acquisition of X-Ceptor that occurred during October 2004.

Total Other Income (Expense)

Total other income (expense) as compared to the prior year period was as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2005	2004
Total other income (expense)	$(0.5)	$(0.2)
Dollar increase (decrease)	$(0.2)
Percentage increase (decrease)	(94)%

Total other income (expense) consists primarily of interest income earned on cash, cash equivalents and short-term investments, offset by interest expense incurred on our notes payable, bank obligations, capital lease obligations and convertible notes and loans. The decrease for the three months ended March 31, 2005, as compared to the equivalent period in 2004, was the result of increases in our convertible loan with GlaxoSmithKline and due to an overall decline in our investment balances.

Liquidity and Capital Resources

Cash Requirements

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income. In addition, we acquired Genomica in December 2001, including its $109.6 million in cash and investments. As of March 31, 2005, we had approximately $139.1 million in cash and cash equivalents, short-term investments and restricted cash and investments.

We have incurred net losses since inception, including a net loss of approximately $27.4 million for the three months ended March 31, 2005, and expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. We anticipate that our current cash and cash equivalents, short-term investments and funding that we expect to receive from collaborators will enable us to maintain our currently planned operations for at least the next 12 months. It is possible that we will seek additional financing within this timeframe through collaborative relationships, private or public financing or other arrangements. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect.

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

If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We currently have a shelf registration statement on file with the SEC that allows us to sell common stock from time to time. In addition, we have a universal shelf registration statement on file with the SEC that allows us to sell from time to time common stock, preferred stock, debt securities and warrants, either individually or in units. However, we may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

Sources and Uses of Cash

Our operating activities used cash of approximately $32.3 million and $29.0 million for the three months ended March 31, 2005 and 2004, respectively. Cash used in operating activities relates primarily to funding net losses, changes in other receivables and changes in accounts payable and other accrued expenses, partially offset by changes in deferred revenue from collaborators and non-cash charges related to depreciation and amortization. We expect to use cash for operating activities for at least the next several years as we continue to incur net losses associated with our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies.

Our investing activities provided cash of approximately $11.0 million and used cash of approximately $0.1 million for the three months ended March 31, 2005 and 2004, respectively. Changes in cash from investing activities are primarily due to purchases and maturities of short-term investments, purchases of property and equipment. In the three months ended March 31, 2005 and 2004, we made purchases of $4.0 million and $3.1 million, respectively, of property and equipment. We expect to continue to make significant investments in research and development and our administrative infrastructure, including the purchase of property and equipment to support our expanding clinical and preclinical development operations.

Our financing activities provided cash of approximately $4.6 million and $2.5 million for the three months ended March 31, 2005 and 2004, respectively. Changes in cash from financing activities are primarily due to payments and proceeds associated with equipment financing facilities, bank obligations and cash received for the issuance of common shares pursuant to our employee stock purchase program and the exercise of stock options. Also, in January 2005, GlaxoSmithKline purchased an additional 1.0 million shares of Exelixis common stock at an aggregate purchase price of approximately $11.1 million, of which $2.2 million was a premium. We finance property and equipment purchases through equipment financing facilities, such as capital leases, notes and bank obligations. Over the next several years, we are required to make certain payments on capital leases, notes, bank obligations and loans from collaborators.

We believe there have been no significant changes during the three-month period ended March 31, 2005 to the items that we disclosed as our contractual obligations under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

As of March 31, 2005, we had approximately $139.1 million in cash and cash equivalents, short-term investments and restricted cash and investments. As of March 31, 2005, we anticipate that our cash and cash equivalents, short-term investments and funding that we expect to receive from collaborators will enable us to maintain our currently planned operations for at least the next 12 months. Our future capital requirements will be substantial and will depend on many factors, including:

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

In addition, we must raise additional capital in order to stay in compliance with financial covenants contained in agreements with third parties. For example, as part of our collaboration with GlaxoSmithKline, we entered into a loan and security agreement, dated October 28, 2002, which, as amended, contains financial covenants pursuant to which our working capital (the amount by which our current assets exceed our current liabilities) must not be less than $25.0 million and our cash and investments (total cash, cash equivalents and investments) must not be less than $50.0 million. As of March 31, 2005, our working capital was $74.0 million and our cash and investments were $139.1 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. In addition, in connection with an equipment lease financing transaction with General Electric Capital Corporation, we entered into a lease agreement pursuant to which we are required to maintain minimum unrestricted cash, which is defined as cash on hand, including investments in marketable securities with maturities of less than 24 months, less cash pledged to other parties, of $35.0 million. As of March 31, 2005, we had unrestricted cash of $57.8 million. If we were to default on this financial covenant, we may be required to pay as liquidated damages the stipulated loss value of the equipment and all rents and other sums then due under the agreement. If we cannot raise additional capital in order to remain in compliance with our financial covenants or if we are unable to renegotiate such covenants and the lendor or lessor exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses each year since our inception, including a net loss of approximately $27.4 million for the quarter ended March 31, 2005. As of that date, we had an accumulated deficit of approximately $546.8 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our product candidates and, consequently, have not generated revenues from the sale of products. Our only revenues to date are license revenues and revenues under contracts with our partners. The size of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our technologies and undertake product development. We currently have seven product candidates in various stages of clinical development and we anticipate filing IND applications for additional product candidates during the next 12 months. As a result, we expect that our operating expenses will increase significantly, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

Risks Related to Development of Product Candidates

Clinical testing of our product candidates is a lengthy, costly and uncertain process and may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.

Clinical trials are inherently risky and may reveal that our product candidates are ineffective or have unacceptable toxicity or other side effects that may significantly decrease the likelihood of regulatory approval. The results of preliminary studies do not necessarily predict clinical or commercial success, and later-stage clinical trials may fail to confirm the results observed in earlier-

stage trials or preliminary studies. Although we have established timelines for manufacturing and clinical development based on existing knowledge of our compounds in development and industry metrics, we may not be able to meet those timelines.

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

Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. The duration and the cost of clinical trials may vary significantly over the life of a project as a result of factors relating to the clinical trial, including, among others:

•	the number of patients that ultimately participate in the clinical trial;

•	the duration of patient follow-up that is appropriate in view of the results;

•	the number of clinical sites included in the trials; and

•	the length of time required to enroll suitable patient subjects.

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

We currently do not have manufacturing capabilities or experience necessary to enable us to produce materials for clinical trials, including the trials for XL119, XL784, XL647, XL999 and XL880. We rely on collaborators and third-party contractors to produce our compounds for preclinical and clinical testing. These suppliers must comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or GMP. Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our future profit margins and our ability to develop and commercialize product candidates on a timely and competitive basis. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our clinical trials may be delayed. Delays in preclinical or clinical testing could delay the filing of our INDs and the initiation of clinical trials.

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

The trading price of our common stock has been highly volatile, and we believe the trading price of our common stock will remain highly volatile and may fluctuate substantially due to factors such as the following:

•	adverse results or delays in clinical trials;

•	announcement of FDA approval or non-approval, or delays in the FDA review process, of our or our collaborators’ product candidates or those of our competitors or actions taken by regulatory agencies with respect to our, our collaborators’ or our competitors’ clinical trials;

•	the announcement of new products by us or our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	litigation, including intellectual property infringement lawsuits, involving us;

•	failure to achieve operating results projected by securities analysts;

•	changes in earnings estimates or recommendations by securities analysts;

•	financing transactions;

•	developments in the biotechnology or pharmaceutical industry;

•	sales of large blocks of our common stock or sales of our common stock by our executive officers, directors and significant stockholders;

•	departures of key personnel;

•	developments concerning current or future collaborations;

•	FDA or international regulatory actions;

•	third-party reimbursement policies;

•	acquisitions of other companies or technologies;

•	disposition of any of our subsidiaries, technologies or compounds; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Our market risks at March 31, 2005 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2004 on file with the Securities and Exchange Commission. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of March 31, 2005 and December 31, 2004. As of March 31, 2005 and December 31, 2004, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of approximately $3.9 million and $4.3 million, respectively.

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

EXELIXIS, INC.

Date: May 9, 2005	/s/ Frank Karbe
Frank Karbe
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description

10.1**	First Amendment, dated January 10, 2005, to the Product Development and Commercialization Agreement between SmithKlineBeecham Corporation and Exelixis, Inc.(1)

10.2	First Amendment, dated January 10, 2005, to the Stock Purchase and Stock Issuance Agreement between SmithKlineBeecham Corporation and Exelixis, Inc.(1)

10.3**	Third Amendment, dated January 10, 2005, to the Loan and Security Agreement between SmithKlineBeecham Corporation and Exelixis, Inc.(1)

10.4**	Amendment No. 1, effective January 1, 2005, to Collaboration Agreement, among Exelixis, Inc. Bayer CropScience LP and Genoptera LLC.

10.5*	2000 Employee Stock Purchase Plan. (2)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1***	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensatory plan.

**	Confidential treatment requested for certain portions of this exhibit.

***	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

(1)	Filed as an Exhibit to Exelixis, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2004, filed with the Securities and Exchange Commission March 15, 2005, as amended, and incorporated herein by reference.

(2)	Filed as an Appendix to Exelixis, Inc.’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on March 18, 2005 and incorporated herein by reference.