Form 10-Q
period 2005-06-30
EXELIXIS INC
filed 2005-08-09
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

On July 29, 2005, there were 76,565,908 shares of common stock, par value $.001 per share, of Exelixis, Inc. outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

ITEM 1.	FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2005	December 31, 2004 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,821	$78,105
Short-term investments	42,682	77,078
Investments held by Symphony Evolution, Inc.	40,005	—
Other receivables	4,512	4,424
Prepaid expense and other current assets	5,891	4,350

Total current assets	197,911	163,957
Restricted cash and investments	14,753	16,040
Property and equipment, net	36,965	35,463
Related-party receivables	9	51
Goodwill	67,364	67,364
Other intangibles, net	3,968	4,512
Other assets	4,175	3,953

Total assets	$325,145	$291,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,565	$5,931
Other accrued expenses	10,489	12,012
Accrued compensation and benefits	5,449	6,297
Current portion of capital lease obligations	731	1,931
Current portion of notes payable and bank obligations	9,162	8,928
Convertible promissory note	30,000	—
Deferred revenue	32,497	28,697

Total current liabilities	91,893	63,796
Capital lease obligations	—	98
Notes payable and bank obligations	22,380	21,398
Convertible promissory loans	85,000	115,000
Other long-term liabilities	10,949	7,995
Deferred revenue	52,709	32,382

Total liabilities	262,931	240,669

Noncontrolling interest in Symphony Evolution, Inc.	33,729	—
Commitments
Stockholders’ equity:
Common stock	77	75
Additional paid-in-capital	584,045	569,345
Accumulated other comprehensive income	844	624
Accumulated deficit	(556,481)	(519,373)

Total stockholders’ equity	28,485	50,671

Total liabilities and stockholders’ equity	$325,145	$291,340

(1)	The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Contract	$24,954	$9,431	$35,044	$18,195
License	9,356	3,128	12,140	6,256

Total revenues	34,310	12,559	47,184	24,451

Operating expenses:
Research and development	36,568	34,416	69,889	68,640
General and administrative	7,112	4,702	13,354	10,278
Amortization of intangibles	272	167	544	333
Restructuring charge	—	1,738	—	2,275
Acquired in-process research and development	—	395	—	395

Total operating expenses	43,952	41,418	83,787	81,921

Loss from operations	(9,642)	(28,859)	(36,603)	(57,470)
Other income (expense):
Interest income	1,046	782	1,974	1,698
Interest expense	(1,545)	(1,221)	(3,097)	(2,454)
Other income (expense), net	16	7	190	92

Total other income (expense)	(483)	(432)	(933)	(664)

Loss before noncontrolling interest	(10,125)	(29,291)	(37,536)	(58,134)
Loss attributed to noncontrolling interest	429	—	429	—

Net loss	$(9,696)	$(29,291)	$(37,107)	$(58,134)

Net loss per share, basic and diluted	$(0.13)	$(0.41)	$(0.49)	$(0.81)

Shares used in computing basic and diluted net loss per share	76,405	72,011	76,162	71,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(37,107)	$(58,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,256	8,575
Loss attributed to noncontrolling interest	(429)	—
Stock compensation expense	7	75
Non-cash portion of restructuring charge	—	(150)
Acquired in-process research and development	—	395
Amortization of intangibles	544	333
Gain on the sale of equipment	(138)	—
Other	289	54
Changes in assets and liabilities:
Other receivables	(184)	1,865
Prepaid expense and other current assets	(1,594)	(1,764)
Related-party receivables	42	102
Other assets	(1,078)	(1,123)
Accounts payable and other accrued expenses	(3,463)	(4,790)
Other long-term liabilities	2,953	1,100
Deferred revenue	24,363	(9,695)

Net cash used in operating activities	(7,539)	(63,157)

Cash flows from investing activities:
Cash received from acquisition, net of cash paid	—	860
Purchases of investments held by Symphony Evolution, Inc.	(40,005)	—
Purchases of property and equipment	(8,260)	(7,074)
Proceeds on sale of equipment	153	—
Change in restricted cash and investments	1,287	(2,796)
Proceeds from maturities of short-term investments	70,538	54,080
Purchases of short-term investments	(36,881)	(54,156)

Net cash used in investing activities	(13,168)	(9,086)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	8,854	—
Proceeds from exercise of stock options, net of repurchases	663	1,989
Proceeds from employee stock purchase plan	1,116	1,166
Repayment of notes from stockholders	—	53
Payments on capital lease obligations	(1,298)	(2,974)
Proceeds from notes payable and bank obligations	6,618	1,909
Principal payments on notes payable and bank obligations	(5,402)	(2,717)
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Evolution, Inc., net of fees	37,000	—

Net cash provided by (used in) financing activities	47,551	(574)

Effect of foreign exchange rates on cash and cash equivalents	(128)	(87)

Net increase (decrease) in cash and cash equivalents	26,716	(72,904)
Cash and cash equivalents, at beginning of period	78,105	111,828

Cash and cash equivalents, at end of period	$104,821	$38,924

Supplemental cash flow disclosure:
Warrants issued in conjunction with the Symphony Evolution, Inc. transaction	$(2,842)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(unaudited)

NOTE 1 Organization and Summary of Significant Accounting Policies

Organization

Exelixis, Inc. (“Exelixis,” “we,” “our,” or “us”) is a biotechnology company whose primary mission is to use its biological expertise and integrated drug discovery capabilities to develop high-quality, differentiated pharmaceutical products in the treatment of cancer, metabolic disorders, cardiovascular disease and other serious diseases. Our research is designed to identify important genes and proteins that, when expressed at altered levels, either decrease or increase the activity of a specific disease pathway in a therapeutically relevant manner. These genes and proteins represent either potential product targets or drugs that may treat disease or prevent disease initiation or progression. Our most advanced pharmaceutical programs focus on drug discovery and development of small molecules in cancer, metabolic disorders, cardiovascular disease and other serious diseases. We use our drug discovery and medicinal chemistry capabilities to identify lead compounds against important targets that are validated and modified into candidates for clinical development. We believe that our proprietary technologies and drug discovery engine are also valuable to other industries whose products can be enhanced by an understanding of the DNA or proteins, including the agrochemical, agricultural and diagnostic industries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included. Operating results for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in our Annual Report on Form 10-K filed with the SEC on March 15, 2005.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Exelixis and our wholly owned subsidiaries as well as one variable interest entity, Symphony Evolution, Inc., for which we are the primary beneficiary as defined in January 2003, by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). All significant inter-company balances and transactions have been eliminated. We record our minority ownership interest in Genoptera LLC using the equity method of accounting.

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

Stock-Based Compensation

We recognize employee stock-based compensation under the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Accordingly, no compensation expense is recognized in our condensed consolidated financial statements for the stock options granted to employees, which had an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of the Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123 (“SFAS 148”) (in thousands, except per share amounts):

	Three Months Ended June 30,
	2005	2004
Net loss:
As reported	$(9,696)	$(29,291)
Add: Stock-based employee compensation expense included in reported net loss	—	40
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(2,363)	(3,638)

Pro forma net loss	$(12,059)	$(32,889)

Net loss per share (basic and diluted):
As reported	$(0.13)	$(0.41)

Pro forma	$(0.16)	$(0.46)

	Six Months Ended June 30,
	2005	2004
Net loss:
As reported	$(37,107)	$(58,134)
Add: Stock-based employee compensation expense (reversal) included in reported net loss	(16)	72
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(6,784)	(9,219)

Pro forma net loss	$(43,907)	$(67,281)

Net loss per share (basic and diluted):
As reported	$(0.49)	$(0.81)

Pro forma	$(0.58)	$(0.94)

Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three- or six-month periods ended June 30, 2005 and 2004 is not necessarily representative of the pro forma effects on the results of operations for future periods.

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. SEC registrants were originally required to adopt SFAS 123R’s provisions effective the first reporting period beginning after June 15, 2005. However, on April 14, 2005, the SEC announced that the registrants could delay adoption of SFAS 123R’s provisions until the beginning of the next fiscal year, which makes SFAS

123R effective for Exelixis in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include a modified retrospective method and a modified prospective method. Under the modified retrospective method, prior periods are restated for all periods presented and compensation expense must be recorded for all unvested stock options and restricted stock beginning with the first period restated. Under the modified prospective method, compensation expense must be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of the adoption of SFAS 123R.

We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and net loss per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R nor whether the adoption will result in amounts that are similar to our current pro forma disclosures under SFAS 123.

NOTE 2 Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) plus the results of certain stockholders’ equity changes, which are comprised of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments, not reflected in the consolidated statements of operations. Comprehensive income (loss) for the three- and six-month periods ended June 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended June 30,
	2005	2004
Net loss	$(9,696)	$(29,291)
Increase (decrease) in unrealized gains on available-for-sale securities	207	(870)
Increase in cumulative translation adjustment	105	17

Comprehensive loss	$(9,384)	$(30,144)

	Six Months Ended June 30,
	2005	2004
Net loss	$(37,107)	$(58,134)
Decrease in unrealized gains on available-for-sale securities	(29)	(695)
Increase (decrease) in cumulative translation adjustment	249	(48)
Reclassification of cumulative translation adjustment to income	—	(228)

Comprehensive loss	$(36,887)	$(59,105)

NOTE 3 Restructurings

2004 Restructuring Charges

During the second quarter of 2004, we implemented a restructuring and consolidation of our research and discovery organizations designed to optimize our ability to generate multiple new, high-quality investigational new drug applications per year and rapidly advance these new drug candidates through clinical development. We accounted for the restructuring activity in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The restructuring included a reduction in force of 62 employees, the majority of which were research personnel located in South San Francisco, California. We recorded a restructuring charge of $1.7 million during the second quarter of 2004 comprised primarily of involuntary termination benefits. As of March 31, 2005, all amounts under this restructuring liability had been fully paid. The restructuring liabilities as of December 31, 2004 were included under the caption “Other Accrued Expenses” on the balance sheet and are summarized in the following table (in thousands):

	Restructuring Liability at December 31, 2004	Cash Payments	Restructuring Liability at March 31, 2005
Severance and benefits	$59	$(59)	$—
Legal and other fees	48	(48)	—

	$107	$(107)	$—

2003 Restructuring Charges

During the third quarter of 2003, we implemented a worldwide restructuring of our research and development organization designed to reallocate resources and enhance the efficiency of our operations. The restructuring included a reduction in force of 61 research personnel located in South San Francisco, California and Tübingen, Germany, closure of our Tübingen location and relocation of certain research activities and employees from Tübingen to South San Francisco. We recorded a cumulative charge of approximately $1.5 million to date in accordance with SFAS 146, of which approximately $0.5 million and $1.0 million was recorded during the years ended December 31, 2004 and 2003, respectively. The restructuring plan was substantially complete as of March 31, 2004. This charge primarily consists of severance payments, retention bonuses, relocation costs, lease buyout costs and legal and outplacement services fees. As of June 30, 2005, all amounts under this restructuring liability had been fully paid. The restructuring liabilities as of December 31, 2004 were included under the caption “Other Accrued Expenses” on the balance sheet and are summarized in the following table (in thousands):

	Restructuring Liability at December 31, 2004	Cash Payments	Restructuring Liability at June 30, 2005
Severance and benefits	$31	$(31)	$—
Legal and other fees	45	(45)	—
Lease buyout costs	66	(66)	—

	$142	$(142)	$—

NOTE 4 GlaxoSmithKline Collaboration

In October 2002, Exelixis and SmithKlineBeecham Corporation, which does business as GlaxoSmithKline, established a collaboration to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. The collaboration involved three agreements: (a) a Product Development and Commercialization Agreement (“PDA”); (b) a Stock Purchase and Stock Issuance Agreement (“SPA”); and (c) a Loan and Security Agreement.

In January 2005, we amended the terms of our collaboration with GlaxoSmithKline. Under the original PDA, an option period commenced in October 2004 during which GlaxoSmithKline was required to elect a pre-defined limited or expanded program option. The terms of the amended PDA reflect GlaxoSmithKline’s decision to select a modified program election that is neither the limited nor the expanded option envisioned in the original PDA. If GlaxoSmithKline had elected the limited program option, then GlaxoSmithKline would have been able to select up to 12 targets, along with the respective compounds directed against those targets, which would have narrowed the focus of further work under the collaboration. If GlaxoSmithKline had elected the expanded program option, there would not be a narrowing of focus, and all of the collaboration targets, and their respective compounds, would have remained in the collaboration. Under the amended PDA, GlaxoSmithKline selected a modified program election through which the focus of the collaboration is shifted to 12 internal programs at various stages of development (XL784, XL647, XL999, XL880, XL184, XL820, XL844 and five earlier stage oncology programs). Each program centers on compounds that are directed against one or more targets identified in the collaboration. Under the modified program, GlaxoSmithKline has the right to select from these programs up to two compounds at proof-of-concept (completion of Phase 2a clinical trial) or three compounds if GlaxoSmithKline extends the collaboration. If GlaxoSmithKline selects three compounds, we could receive up to approximately $240.0 million in acceptance milestones. Prior to the end of a specified development term, GlaxoSmithKline retains exclusivity rights to the approximately 32 specified targets that are encompassed by the 12 programs. However, we retain rights to all compounds not encompassed by the 12 programs selected by GlaxoSmithKline and may work on any targets with the exception of the approximately 32 targets subject to the exclusivity.

The terms of the amended PDA allow us to use third-party financing vehicles to fund the further clinical development of our compounds XL784, XL647 and XL999 but any such compounds developed through clinical financing vehicles continue to be subject to GlaxoSmithKline’s compound selection rights. In June 2005, we entered into a transaction to fund the clinical development of XL784, XL647 and XL999 through Symphony Evolution, Inc., a third-party financing vehicle.

Under the amended PDA, GlaxoSmithKline was required to pay us a new $30.0 million milestone upon (i) the filing of investigational new drug applications (“INDs”) for three out of four compounds (XL880, XL184, XL820 and XL844) prior to the end of 2005 or (ii) the successful completion in 2005 of a Phase 1 clinical trial for one of these four compounds. In May 2005, we filed the third of three INDs required by the amended PDA to achieve the $30.0 million milestone, which we received from GlaxoSmithKline in May 2005. The revenue from this milestone is being recognized over the terms of the amended PDA on a straight-line basis from January 2005 to November 2009. In return for the new $30.0 million milestone, GlaxoSmithKline will receive a $30.0 million credit and a specified reduction against the first acceptance milestone as well as a temporary reduction in the royalty rate it owes us on net sales of products developed under the collaboration. If the acceptance milestone is less than the $30.0 million credit and the specified reduction, then the remaining balance will reduce any future product commercialization milestones that GlaxoSmithKline owes to us. Under the amended PDA, GlaxoSmithKline also was obligated to pay us a new $5.0 million milestone upon achieving specified progress with respect to certain other candidates. In May 2005, we submitted two new development candidates to GlaxoSmithKline, thereby triggering the additional $5.0 million milestone, which we received in May 2005. Under the original PDA, GlaxoSmithKline would have paid the first milestone upon its selection of a compound that had completed proof-of-concept for further development. We may also receive additional development related milestones and royalties on product sales and have certain co-promotion rights to products in North America. In addition, under the amended PDA, GlaxoSmithKline is obligated to provide research funding of $47.5 million over the remaining three-year term of the collaboration.

Pursuant to the terms of the original SPA and as a result of its modified program election, GlaxoSmithKline purchased an additional 1.0 million shares of our common stock in January 2005 at an aggregate purchase price of approximately $11.1 million, of which $2.2 million was a premium to the then fair value of the shares. We have no further option to sell, and GlaxoSmithKline has no further obligation to purchase, additional shares of our common stock. The premium portion of the equity purchase has been deferred and is being recognized as revenue over the development term.

NOTE 5 Genoptera Collaboration

In March 2005, Exelixis, BayerCropScience LP (“Bayer”) and Genoptera LLC (“Genoptera”) agreed to amend the terms of the collaboration agreement, dated January 1, 2000, among Exelixis, Bayer and Genoptera. Exelixis and Bayer formed Genoptera, a joint venture focused on the discovery of novel insecticides and nematicides for crop protection, in January 2000. The amended agreement provides for an early termination of the research term and requires Bayer to acquire our 40% ownership interest in Genoptera within six months after the termination of the research term. The amended agreement also requires Bayer to pay us an early termination fee of $10.9 million, which was paid in April 2005.

During the three months ended June 30, 2005, the final knowledge transfer was completed, and we recognized $21.1 million in revenues, which included an early termination fee paid in April 2005, and accelerated recognition of deferred revenues related to upfront payments and milestones. Pursuant to the terms of the amended agreement, Bayer, through Genoptera, will have exclusive rights in the field of agriculture to assays, compounds and products developed under the collaboration and we will have exclusive rights in all other fields. In addition, the obligations of Bayer to fund further research ceased and we have no further obligations to perform research.

NOTE 6 Genentech Collaboration

In May 2005, Exelixis and Genentech, Inc. (“Genentech”) established a collaboration to discover and develop therapeutics for the treatment of cancer, inflammatory diseases, and tissue growth and repair. Under the terms of the agreement, we have granted to Genentech a license to certain intellectual property.

Under the agreement, Genentech will have primary responsibility in the field of cancer for research and development activities as well as rights for commercialization of any products. In the fields of inflammation and tissue growth and repair, we will initially have primary responsibility for research activities. The research term under the agreement is three years and may be extended upon mutual consent for one-year terms. Genentech has agreed to make an upfront payment as well as provide research and development funding over the three-year research term, totaling in the aggregate $16.0 million of which we received $7.3 million in June 2005. After the expiration of the research term, we will have the option to elect to share a portion of the costs and profits associated with the development, manufacturing and commercialization of products in the field of inflammatory diseases or the field of tissue growth and repair. For products that we do not elect as cost/profit share products within these two fields, we may also receive milestone and royalty payments.

NOTE 7 Helsinn Healthcare S.A.

In June 2005, Exelixis and Helsinn Healthcare S.A. (“Helsinn”) entered into a license agreement for the development and commercialization of XL119 (becatecarin). Under the terms of the agreement, we have granted to Helsinn an exclusive worldwide, royalty bearing license to XL119. We have retained the option to reacquire the commercial rights to XL119 for North America for use in the indications of gall bladder cancer and bile duct tumors. If we decide to exercise the option, we have the right to negotiate with Helsinn to reach an agreement on commercially reasonable terms and conditions to reacquire the commercial rights to XL119 for North America for use in the indications of gall bladder cancer and bile duct tumors. Under the agreement, Helsinn is obligated to pay us a nonrefundable upfront payment in the amount of $4.0 million and additional development and commercialization milestones of up to $21.0 million, as well as royalties on worldwide sales. Helsinn will also assume all future costs incurred for the ongoing multi-national Phase 3 clinical trial for XL119.

Beginning in June 2006, if Helsinn determines based on reasonable business judgment from scientific or economic evidence, that it is unable to carry out further development or marketing of XL119, it may terminate the license agreement upon six months’ prior written notice. In addition, if we fail to supply Helsinn with certain clinical trial materials by the end of April 2006 and such failure prevents Helsinn from enrolling additional patients or from maintaining the then-current enrollment in the ongoing Phase 3 clinical trial, then Helsinn may terminate the license agreement or elect to continue the agreement at a reduced royalty rate.

NOTE 8 Symphony Evolution, Inc.

On June 9, 2005 (“Closing Date”), we entered into a series of related agreements providing for the financing of the clinical development of XL784, XL647 and XL999 (the “Programs”). Pursuant to these agreements, we have licensed to Symphony Evolution, Inc., (“SEI”) our intellectual property rights related to the Programs. SEI has agreed to invest up to $80.0 million to fund the clinical development of the Programs. We will continue to be primarily responsible for the development of the Programs. SEI is a wholly owned subsidiary of Symphony Evolution Holdings LLC (“Holdings”), which has provided $40.0 million in funding to SEI at closing. Upon a second capital call by SEI, Holdings will fund at least an additional $20.0 million and not more than $40.0 million within one year of the Closing Date. In connection with the execution of these agreements, we paid to Symphony Capital LLC $3.0 million in structuring fees. This amount has been recorded as a deduction to the noncontrolling interest in SEI.

In accordance with FIN 46R, we have determined that SEI is a variable interest entity for which we are the primary beneficiary. As a result, we will include the financial condition and results of operations of SEI in our condensed consolidated financial statements. Accordingly, we have deducted the losses borne by the noncontrolling interest from the consolidated entity’s net loss and we reduced the noncontrolling interest holders’ investment balance by SEI’s losses. For the three month period ended June 30, 2005, the losses attributed to the noncontrolling interest were $0.4 million.

Pursuant to the agreements, we have received an exclusive purchase option (the “Purchase Option”) that gives us the right to acquire all of the equity of SEI, thereby allowing us to reacquire all of the Programs. This Purchase Option is exercisable at any time, beginning on the one-year anniversary of the Closing Date and ending on the four-year anniversary of the Closing Date (subject to an earlier exercise right in limited circumstances) at an exercise price equal to the sum of (a) the total amount of capital invested in SEI by Holdings and (b) an amount equal to 25% per year on such funded capital (with respect to the initial funded capital, compounded from the Closing Date and, with respect to the second draw amount, compounded from the second draw date). The exercise price will be subject to a premium if we exercise the Purchase Option between 12 and 18 months after the Closing Date. The Purchase Option exercise price may be paid for in cash or in a combination of cash and our common stock, at our sole discretion, provided that the common stock portion may not exceed 33% of the Purchase Option exercise price.

In addition, we have also received an exclusive purchase option (the “Program Option”) from SEI, allowing us under certain conditions to separately reacquire from SEI one of the three Programs, exercisable at any time, at our sole discretion, during a period beginning on the Closing Date and ending 18 months after the Closing Date at a specified exercise price, which is payable in cash only. If we exercise the Program Option, the exercise price will be fully creditable against the exercise price for any subsequent exercise of the Purchase Option.

Pursuant to the agreements, we issued to Holdings a warrant to purchase 750,000 shares of our common stock at $8.90 per share, which expires in 2010. Contingent upon the second capital draw by SEI, we are obligated to issue to Holdings an additional warrant to purchase between 375,000 shares (if $20.0 million of additional funds are drawn) and 750,000 shares (if $40.0 million of additional funds are drawn) of our common stock at $8.90 per share, with a five-year term. In addition, if the Purchase Option expires unexercised at the four-year anniversary of the Closing Date, we are obligated to issue to Holdings an additional warrant to purchase up to 500,000 shares (if a total of $80.0 million of funds were drawn) of our common stock at a price per share equal to 125% of the market price of our common stock at the time of expiration of the Purchase Option, with a five-year term. The warrant issued upon closing was assigned a value of $2.8 million in accordance with the Black-Scholes option valuation methodology, which has been recorded as a deduction to the noncontrolling interest in SEI.

Under our collaboration with GlaxoSmithKline, GlaxoSmithKline may continue to select at proof-of-concept for further development one or more of the Programs licensed to SEI, in which case we would have to repurchase the selected Program or Programs through the exercise of our Purchase Option or Program Option.

NOTE 9 Commitments

In May 2005, we entered into an agreement to lease approximately 48,000 square feet of additional office and laboratory facilities in South San Francisco, California (the “New Building”), primarily in order to accommodate the expansion of our clinical development group. Pursuant to the terms of the lease agreement, we have the right to terminate the lease for the New Building effective December 31, 2006, upon three months’ written notice in exchange for a termination payment of $0.5 million. The lease term for the new Building is from July 2005 through July 2018. The future minimum payments under this operating lease are as follows (in thousands):

Year Ending December 31,
2005	$—
2006	371
2007	1,570
2008	1,609
2009	1,649
Thereafter	15,968

$21,167

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2004 audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005. Operating results are not necessarily indicative of results that may occur in future periods. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

Exelixis, Inc. is a biotechnology company whose primary mission is to use its biological expertise and integrated drug discovery capabilities to develop high-quality, differentiated pharmaceutical products for the treatment of cancer, metabolic disorders, cardiovascular disease and other serious diseases. Our research is designed to identify important genes and proteins that, when expressed at altered levels, either decrease or increase the activity of a specific disease pathway in a therapeutically relevant manner. These genes and proteins represent either potential product targets or drugs that may treat disease or prevent disease initiation or progression. We use our drug discovery and medicinal chemistry capabilities to identify lead compounds against important targets that are validated and modified into candidates for clinical development. We believe that our proprietary technologies and drug discovery engine are also valuable to other industries whose products can be enhanced by an understanding of the DNA or proteins, including the agrochemical, agricultural and diagnostic industries.

Our clinical development pipeline currently includes the following compounds in cancer and renal disease: XL119 (becatecarin), for which a Phase 3 clinical trial is ongoing in patients with bile duct tumors and which has been exclusively licensed to Helsinn Healthcare S.A. with rights to reacquire the commercial rights for North America for the use in the indications of gall bladder cancer and bile duct tumors; XL784, initially an anticancer compound, currently being developed as a treatment for renal disease for which we anticipate initiating additional clinical studies in 2005; XL647, XL999, XL880 and XL820, anticancer compounds in ongoing Phase 1 clinical trials; and XL844 and XL184, anticancer compounds for which investigational new drug applications (or INDs) were filed in the second quarter of 2005.

Our preclinical pipeline, which is comprised of six programs, includes three cancer programs (XL281, XL418 and XL228) focused on the inhibition of the RAF, Akt/S6k and insulin growth factor 1 receptor (or IGF1R) kinases and three programs in metabolic and cardio-vascular disease that target the nuclear hormone receptors LXR (Liver X Receptor), FXR (Farnesoid X Receptor) and MR (Mineralocorticoid Receptor). We anticipate to advance at least some of these drug candidates in 2005, with the potential of filing INDs beginning in 2006.

We have incurred net losses since inception and expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. As of June 30, 2005, we had approximately $202.3 million in cash and cash equivalents and short-term investments, which includes restricted cash and investments of $14.8 million and investments held by Symphony Evolution, Inc. of $40.0 million. As of June 30, 2005, we anticipate that our cash and cash equivalents, short-term investments, investments held by Symphony Evolution, Inc. and funding that we expect to receive from collaborators will enable us to maintain our operations for at least the next 12 months. We may seek additional funding within this timeframe through collaborative relationships, private or public financing or other arrangements.

We have established collaborations with major pharmaceutical and biotechnology companies based on the strength of our technologies and expertise in biology, drug discovery and development to support additional development of our proprietary products. Through these collaborations, we obtain license fees, research funding, and the opportunity to receive milestone payments and royalties from research results and subsequent product development activities. In addition, many of our collaborations have been structured strategically to provide us with access to technologies that may help us to advance our internal programs more rapidly, while at the same time enabling us to retain rights to use these technologies in different industries. We have ongoing commercial collaborations with several leading pharmaceutical and biotechnology companies, including GlaxoSmithKline and Bristol-Myers Squibb Company. We expect to continue to use corporate partnering as a strategic tool to cultivate our assets, fund our operations and expand the therapeutic and commercial potential of our pipeline.

As our company has matured and our development efforts have intensified, we have restructured the organization as needed to reallocate resources and enhance the efficiency of our operations. We believe that these efforts have strengthened us by enabling us to achieve an appropriate functional balance within the organization.

Recent Developments

Development Update

We have an expansive pipeline of high-quality compounds in various stages of development to potentially treat cancer, renal disease and various metabolic and cardiovascular disorders. The following summarizes the status of our clinical and preclinical development pipeline.

Pipeline Update

We anticipate having eight compounds in active clinical trials in 2005. Our most advanced compounds continue to progress in clinical development. XL119, which we recently exclusively licensed to Helsinn Healthcare S.A. of Switzerland, is in a multi-national Phase 3 clinical trial for the treatment of bile duct tumors and is recruiting patients as anticipated. XL784 has been reformulated and will re-enter clinical trials later in 2005. Additionally, in oncology, we have four ongoing Phase 1 clinical trials and anticipate initiating two more Phase 1 clinical trials in the second half of 2005.

All of our compounds, with the exception of XL119 (which was licensed from BMS), were developed internally under our oncology program, which is focused on the development of highly potent, orally available diverse compounds that target specific kinases implicated in angiogenesis and cell proliferation. The oncology program is currently comprised of ten compounds – seven in clinical development and three in preclinical development. We anticipate completing Phase 1 clinical trials for XL647 and XL999 in the second half of 2005 and initiating broad Phase 2 clinical trial programs for these compounds as soon as practicable thereafter. In addition, the Phase 1 clinical trials for XL880 and XL820 were initiated earlier this year, and we filed INDs for XL844 and XL184 in May 2005 and June 2005, respectively. Additionally, we have selected the following drug candidates for further development: XL281, which targets the RAF kinase, XL418, which targets Akt/S6k, and XL228, which targets the IGF1R kinase. We plan to continue preclinical work on these compounds with the goal of potentially filing INDs for at least some of these drug candidates in 2006.

GlaxoSmithKline Collaboration

In January 2005, we amended the terms of our collaboration with GlaxoSmithKline. Under the original agreement, an option period commenced in October 2004 during which GlaxoSmithKline was required to elect a pre-defined limited or expanded program option. The terms of the amendment reflect GlaxoSmithKline’s decision to select a modified program election that is neither the limited nor the expanded option envisioned in the original agreement. Under the amended terms, GlaxoSmithKline selected a modified program election through which the focus of the collaboration is shifted to 12 internal programs at various stages of development (XL784, XL647, XL999, XL880, XL184, XL820, XL844, XL281, XL418, XL228 and two earlier stage oncology programs). Each program centers on compounds that are directed against one or more targets identified in the collaboration. Under the modified program, GlaxoSmithKline has the right to select from these programs up to two compounds at proof-of-concept (completion of Phase 2a clinical trial) or three compounds if GlaxoSmithKline extends the collaboration.

If GlaxoSmithKline selects three compounds, we could receive up to approximately $240.0 million in acceptance milestones. Prior to the end of a specified development term, GlaxoSmithKline retains exclusivity rights to the approximately 32 specified targets that are encompassed by the 12 programs. However, we retain rights to all compounds not encompassed by the 12 programs selected by GlaxoSmithKline and may work on any targets with the exception of the approximately 32 targets subject to the exclusivity.

The terms of the amended collaboration allow us to use third-party financing vehicles to fund the further clinical development of our compounds XL784, XL647 and XL999 but any such compounds developed through clinical financing vehicles continue to be subject to GlaxoSmithKline’s compound selection rights. In June 2005, we entered into a transaction to fund the clinical development of XL784, XL647 and XL999 through Symphony Evolution, Inc., a third-party financing vehicle.

Under the amended terms, GlaxoSmithKline paid us a new $30.0 million milestone for filing INDs for XL880, XL820 and XL844 in the first-half of 2005. In return for the new $30.0 million milestone, GlaxoSmithKline will receive a $30.0 million credit and a specified reduction against the first acceptance milestone as well as a temporary reduction in the royalty rate it owes us on net sales of any products developed under the collaboration. Under the amended agreement, GlaxoSmithKline also paid us a new $5.0 million milestone for achieving specified progress with respect to certain other candidates. Under the original agreement, GlaxoSmithKline would have paid the first milestone upon its selection of a compound that had completed proof-of-concept for further development. In return, we may also receive additional development related milestones and royalties on product sales and have certain co-promotion rights to products in North America. In addition, GlaxoSmithKline is obligated to provide research funding of $47.5 million over the remaining three-year term of the collaboration.

As a result of its modified program election, GlaxoSmithKline purchased an additional 1.0 million shares of Exelixis common stock in January 2005 at a premium to the then fair value of the shares and with an aggregate purchase price of approximately $11.1 million.

Genoptera Collaboration

In March 2005, Exelixis, Bayer CropScience LP and Genoptera LLC agreed to amend the terms of the collaboration agreement, dated January 1, 2000, among Exelixis, Bayer and Genoptera. Exelixis and Bayer formed Genoptera, a joint venture focused on the discovery of novel insecticides and nematicides for crop protection in January 2000. The amended agreement provides for an early termination of the research term and requires Bayer to acquire our 40% ownership interest in Genoptera within six months after the termination of the research term. The amended agreement also requires Bayer to pay us an early termination fee of $10.9 million, which was paid in April 2005. In June 2005, the final knowledge transfer was completed, and we recognized $21.1 million in revenues, including an early termination fee paid in April 2005, and accelerated recognition of deferred revenues related to upfront payments and milestones. Pursuant to the terms of the amendment, Bayer, through Genoptera, now has exclusive rights in the field of agriculture to assays, compounds and products developed under the collaboration and we will have exclusive rights in all other fields. In addition, the obligations of Bayer to fund further research ceased and we have no further obligations to perform research.

Genentech Collaboration

In May 2005, Exelixis and Genentech, Inc. established a collaboration to discover and develop therapeutics that target the Notch pathway for treatment of cancer, inflammatory diseases, and tissue growth and repair. Under the terms of the agreement, we have granted to Genentech a license to certain intellectual property relating to our Notch portfolio.

Under the agreement, Genentech will have primary responsibility in the field of cancer for research and development activities as well as rights for commercialization of any products. In the fields of inflammation and tissue growth and repair, we will initially have primary responsibility for research activities. The research term under the agreement is three years and may be extended upon mutual consent for one-year terms. Genentech agreed to make an upfront payment as well as provide research and development funding over the three-year research term, totaling in the aggregate $16.0 million of which we received $7.3 million in June 2005. After the expiration of the research term, we will have the option to elect to share a portion of the costs and profits associated with the development, manufacturing and commercialization of products in the field of inflammatory diseases or the field of tissue growth and repair. For products that we do not elect as cost/profit products within these two fields, we may also receive milestone and royalty payments.

Helsinn Healthcare S.A.

In June 2005, Exelixis and Helsinn Healthcare S.A. entered into a license agreement for the development and commercialization of XL119 (becatecarin). Under the terms of the agreement, we have granted to Helsinn an exclusive worldwide, royalty-bearing license to XL119. We have retained an option to reacquire the commercial rights to XL119 for North America for use in the indications of gall bladder cancer and bile duct tumors. If we exercise the option, we have the right to negotiate with Helsinn to reach an agreement on commercially reasonable terms and conditions to reacquire the commercial rights to XL119 for North America for use in the indications of gall bladder cancer and bile duct tumors. Under the agreement, Helsinn made an upfront payment in the amount of $4.0 million and could pay additional development and commercialization milestones of up to $21.0 million, as well as royalties on worldwide sales. Helsinn will also assume all future costs incurred for the ongoing multi-national Phase 3 clinical trial for XL119.

Symphony Evolution, Inc.

In June 2005, we entered into a series of related agreements providing for the financing of the clinical development of our product candidates XL784, XL647 and XL999. We have licensed to Symphony Evolution, Inc. (or SEI) our intellectual property rights related to XL784, XL647 and XL999. SEI has agreed to invest up to $80.0 million to fund the clinical development of these product candidates. We will continue to be primarily responsible for the clinical development. SEI is a wholly owned subsidiary of Symphony Evolution Holdings LLC (or Holdings), which provided $40.0 million in funding to SEI at closing. Upon a second capital draw by SEI, Holdings will fund up to $40.0 million within one year of the closing date.

Pursuant to the agreements, we received an exclusive purchase option to reacquire all of the programs. This option is exercisable beginning on the one-year anniversary and ending on the four-year anniversary of the closing date at an exercise price equal to the sum of (a) the total amount of capital invested and (b) an amount equal to 25% per year on such funded capital. The exercise price will also be subject to a premium if we exercise this purchase option between 12 and 18 months after the closing date. The purchase may be paid for in cash or in a combination of cash and our common stock, at our sole discretion, provided that the common stock portion may not exceed 33% of the purchase option exercise price.

In addition, we have also received an exclusive program option allowing us under certain conditions to separately reacquire one of the three programs during a period beginning on the closing date and ending 18 months after the closing date at a specified exercise price, which is payable in cash only. If we exercise this option, the exercise price will be fully creditable against the exercise price for any subsequent exercise of the purchase option.

Pursuant to the agreements, we issued to Holdings a warrant to purchase 750,000 shares of our common stock at $8.90 per share, which expires in 2010. Contingent upon the second capital draw by SEI, we are obligated to issue to Holdings an additional warrant to purchase between 375,000 shares (if $20.0 million of additional funds are drawn) and 750,000 shares (if $40.0 million of additional funds are drawn) of our common stock at $8.90 per share, with a five-year term.

Under our collaboration with GlaxoSmithKline, GlaxoSmithKline may continue to select at proof-of-concept for further development one or more of the programs licensed to SEI, in which case we would have to repurchase the selected program or programs through the exercise of our purchase option or program option.

Results of Operations

Revenues

Total revenues, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total revenues	$34.3	$12.6	$47.2	$24.5
Dollar increase	$21.8		$22.7
Percentage increase	173%		93%

Total revenues by category for the three- and six-month periods ended June 30, 2005 and 2004 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Research and development funding	$19.6	$7.4	$29.5	$14.9
Amortization of upfront payments, including premiums paid on equity purchases	9.4	3.1	12.1	6.3
Delivery of compounds under chemistry collaborations	—	0.6	—	1.4
Milestones	5.3	1.5	5.6	1.9

Total revenues	$34.3	$12.6	$47.2	$24.5

The increase in revenues for the three months ended June 30, 2005, as compared to the comparable prior year period, was primarily due to the recognition of $21.1 million in revenues, which includes an early termination fee paid in April 2005, and accelerated recognition of deferred revenues related to upfront payments and milestones as a result of the termination of our Genoptera collaboration. The increase is also attributable to $4.5 million recognized from our GlaxoSmithKline collaboration related to revenue from a milestone achieved in May 2005 and increased research and development funding. These increases were partially offset by the loss of upfront payments and milestone revenues in the amount of $2.1 million from our collaboration with Bristol-Myers Squibb, which terminated in July 2004.

The increase in revenues for the six months ended June 30, 2005, as compared to the comparable prior year period, was primarily due to the recognition of $21.1 million in revenues from the termination of our Genoptera collaboration. The increase is also attributable to $7.1 million recognized related to revenue from a milestone achieved in May 2005 and increased research and development funding from our GlaxoSmithKline collaboration. These increases were partially offset by the loss of upfront payments and milestone revenues in the amount of $3.5 million from our collaboration with Bristol-Myers Squibb, which terminated in July 2004 and a $1.4 million loss of revenues related to the termination of our combinatorial chemistry collaborations effective as of December 31, 2004.

Research and Development Expenses

Total research and development expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Research and development expenses	$36.6	$34.4	$69.9	$68.6
Dollar increase	$2.2		$1.2
Percentage increase	6%		2%

Research and development expenses consist primarily of staffing costs, laboratory supplies, consulting and facilities costs. The increase for the three months ended June 30, 2005, as compared to the comparable period in 2004, resulted primarily from the following:

•	Licenses and Royalties – License and royalty expense increased by $1.6 million, or 181%, primarily due to royalties payable by us to a third party licensor as a result of the Genentech collaboration we entered into in May 2005.

•	Consulting and Professional – Consulting and professional expense, which includes services performed by third-party contract research organizations and other vendors, increased by $1.6 million, or 31%, primarily due to an increase in activities associated with advancing our clinical and preclinical development programs. These activities included Phase 3 clinical trial activity for XL119, Phase 1 clinical trial activity for XL647 and XL999, initiation of a Phase 1 clinical trial for XL880 and moving XL844, XL820 and XL184 through preclinical testing.

•	Facilities – Facilities expense increased by $0.7 million, or 21%, primarily due to our expansion into an additional building in South San Francisco, California in July 2004 as a result of our expanding development operations.

•	Lab Supplies – Lab supplies expense decreased by $2.1 million, or 36%, primarily due to the termination of most of our combinatorial chemistry collaborations.

The increase for the six months ended June 30, 2005, as compared to the equivalent period in 2004, resulted primarily from the following:

•	Licenses and Royalties – License and royalty expense increased by $1.4 million, or 77%, primarily due to royalties payable as a result of the Genentech collaboration we entered into in May 2005.

•	Consulting and professional – Consulting and professional expense increased by $2.4 million, or 29%, primarily due to an increase in activities associated with advancing our clinical and preclinical development programs. These activities included Phase 3 clinical trial activity for XL119, Phase 1 clinical trial activity for XL647 and XL999, initiation of a Phase 1 clinical trial for XL880 and moving XL844, XL820 and XL184 through preclinical testing.

•	Facilities – Facilities expense increased by $1.1 million, or 18%, primarily due to our expansion into an additional building in South San Francisco, California in July 2004 as a result of our expanding development operations.

•	Lab Supplies – Lab supplies expense decreased by $4.0 million, or 32%, primarily due to the termination of most of our combinatorial chemistry collaborations.

The table below summarizes the status of our current drug candidates:

Program	Clinical Status
XL119	We have granted an exclusive license to Helsinn Healthcare S.A. and the Phase 3 clinical trial is ongoing
XL784	Completed a Phase 1 clinical trial as an anticancer compound, and we anticipate initiating additional clinical studies in 2005 for renal disease
XL647	Phase 1 clinical trial is ongoing
XL999	Phase 1 clinical trial is ongoing
XL880	Phase 1 clinical trial is ongoing
XL820	Filed IND in April 2005 and initiated Phase 1 clinical trial in July 2005
XL844	Filed IND in May 2005
XL184	Filed IND in June 2005
XL228	Potential IND filing in 2006
XL281	Potential IND filing in 2006
XL418	Potential IND filing in 2006

We currently estimate that typical Phase 1 clinical trials last approximately one year, Phase 2 clinical trials last approximately one to two years and Phase 3 clinical trials last approximately two to four years. However, the length of time may vary substantially according to factors relating to the clinical trial, such as the type and intended use of the product candidate, the clinical trial design and ability to enroll suitable patients. We expect that research and development expenses will continue to increase as we continue to advance our compounds through development.

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

General and Administrative Expenses

Total general and administrative expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
General and administrative expenses	$7.1	$4.7	$13.4	$10.3
Dollar increase	$2.4		$3.1
Percentage increase	51%		30%

General and administrative expenses consist primarily of staffing costs to support our research activities, facility costs and professional expenses, such as legal and accounting fees. The increase for the three months ended June 30, 2005, as compared to the equivalent period in 2004, and for the six months ended June 30, 2005, as compared to the equivalent period in 2004, resulted primarily from an increase in staffing costs to support research and development activities, legal expenses, as well as facility and equipment rental expenses.

Amortization of Intangibles

Total amortization of intangible assets, as compared to the prior year, was as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Amortization of intangible assets	$0.3	$0.2	$0.5	$0.3
Dollar increase	$0.1		$0.2
Percentage increase	63%		63%

Intangible assets result from our acquisitions of X-Ceptor, Genomica, Artemis and Agritope (renamed Exelixis Plant Sciences). The increases for the three months ended June 30, 2005, as compared to the equivalent period in 2004, and for the six months ended June 30, 2005, as compared to the equivalent period in 2004, were due to the increases in amortization expenses for the assembled workforce related to our acquisition of X-Ceptor that occurred in October 2004. For the three- and six-month periods ended June 30, 2005, amortization expenses increased $0.1 million and $0.2 million, respectively.

Restructuring Charge

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

In the third quarter of 2003, we implemented a restructuring of our research and development organization designed to reallocate resources and enhance the efficiency of our operations. The restructuring included a reduction in force of 61 research personnel located in South San Francisco, California and Tübingen, Germany, closure of our Tübingen facility and relocation of certain research activities and employees from Tübingen to South San Francisco. The restructuring plan was substantially complete as of March 31, 2004. In connection with this restructuring plan, we recorded a cumulative charge of approximately $1.5 million to date in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

Total Other Income (Expense)

Total other income (expense), as compared to the prior year period, was as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total other income (expense), net	$(0.5)	$(0.4)	$(0.9)	$(0.7)
Dollar increase	$0.1		$0.3
Percentage increase	12%		41%

Total other income (expense) consists primarily of interest income earned on cash, cash equivalents and short-term investments, offset by interest expense incurred on our notes payable, bank obligations, capital lease obligations and convertible notes and loans. The increases in other expense for the three months ended June 30, 2005, as compared to the equivalent period in 2004, and for the six months ended June 30, 2005, as compared to the equivalent period in 2004, were primarily due to increases in our convertible loan with GlaxoSmithKline and an overall decline in our investment balances.

Noncontrolling Interest in Symphony Evolution, Inc.

Pursuant to our agreements with SEI, we have consolidated SEI’s financial condition and results of operations in accordance with FIN 46R. Accordingly, we have deducted the losses borne by the noncontrolling interest from the consolidated entity’s net loss, and we reduced the noncontrolling interest holders’ investment balance by SEI’s losses. For the three-month period ended June 30, 2005, the losses attributed to the noncontrolling interest were $0.4 million.

Liquidity and Capital Resources

Cash Requirements

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income. We have also financed certain of our research and development activities under our agreements with SEI. In addition, we acquired Genomica in December 2001, including its $109.6 million in cash and investments. As of June 30, 2005, we had approximately $202.3 million in cash and cash equivalents and short-term investments, which includes restricted cash and investments of $14.8 million and investments held by SEI of $40.0 million.

We have incurred net losses since inception, including a net loss of approximately $37.1 million for the six months ended June 30, 2005, and expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. As of June 30, 2005, we anticipate that our cash and cash equivalents, short-term investments, investments held by Symphony Evolution, Inc. and funding that we expect to receive from collaborators will enable us to maintain our operations for at least the next 12 months. We may seek additional funding within this timeframe through collaborative relationships, private or public financing or other arrangements. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect.

Our future capital requirements will be substantial and will depend on many factors, including:

•	payments received under collaborative agreements, licensing agreements and other arrangements;

•	the progress and scope of our collaborative and independent clinical trials and other research and development projects;

•	the timing and progress of the clinical development of our outlicensed product candidates XL647, XL999 and XL784, which will determine if and when we exercise our options to reacquire these product candidates;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the cost and timing of regulatory approvals;

•	the cost of establishing clinical and research supplies of our product candidates;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in loan and lease agreements with third parties;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights;

•	the cost of any acquisitions of or investments in businesses, products and technologies, although we currently have no commitments relating to any such transactions; and

•	the cost and timing of establishing or contracting for sales, marketing and distribution capabilities.

If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We currently have a shelf registration statement on file with the SEC that allows us to offer common stock for sale from time to time. In addition, we have a universal shelf registration statement on file with the SEC that allows us to offer for sale from time to time common stock, preferred stock, debt securities and warrants, either individually or in units. However, we may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

Sources and Uses of Cash

Our operating activities used cash of approximately $7.5 million and $63.2 million for the six months ended June 30, 2005 and 2004, respectively. Cash used in operating activities relates primarily to funding net losses and changes in accounts payable and other accrued expenses, partially offset by changes in deferred revenue from collaborators and non-cash charges related to depreciation and amortization. The decrease of $55.6 million of cash used in operating activities for the 2005 period, as compared to the 2004 period, was primarily driven by a decrease in our net loss and an increase in deferred revenue. Our net loss decreased primarily due to the recognition of $21.1 million in revenues, which includes an early termination fee paid in April 2005, and accelerated recognition of deferred revenues related to upfront payments and milestones as a result of the termination of our Genoptera collaboration. Deferred revenue increased primarily due to the receipts of $35.0 million related to milestones achieved in May 2005 under our GlaxoKlineSmith collaboration. We expect to use cash for operating activities for at least the next several years as we continue to incur net losses associated with our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies.

Our investing activities used cash of approximately $13.2 million and $9.1 million for the six months ended June 30, 2005 and 2004, respectively. Changes in cash from investing activities are primarily due to purchases of investments held by SEI, purchases and proceeds from maturities of short-term investments and purchases of property and equipment. In the six months ended June 30, 2005 and 2004, we made purchases of $8.3 million and $7.1 million, respectively, of property and equipment. We expect to continue to make significant investments in research and development and our administrative infrastructure, including the purchase of property and equipment, to support our expanding clinical and preclinical development operations.

Our financing activities provided cash of approximately $47.6 million and used cash of approximately $0.6 million for the six months ended June 30, 2005 and 2004, respectively. Changes in cash from financing activities are primarily due to proceeds from the purchase of noncontrolling interest by preferred shareholders in SEI and the purchase of 1.0 million shares of our common stock by GlaxoSmithKline at an aggregate purchase price of approximately $11.1 million, of which $2.2 million was a premium. We finance property and equipment purchases through equipment financing facilities, such as capital leases, notes and bank obligations. Over the next several years, we are required to make certain payments on capital leases, bank obligations, loans from collaborators and notes, including a $30.0 million convertible note due in May 2006.

We believe there have been no significant changes during the six-month period ended June 30, 2005 to the items that we disclosed as our contractual obligations under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2004, except for the operating lease we entered into in May 2005 and the draw on a loan facility in June 2005. The following chart details our contractual obligations as of December 31, 2004, with the addition of the operating lease we entered into in May 2005 and the draw on a loan facility in June 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	4-5 years	After 5 years
Minimum purchase obligations	$2,000	$1,000	$1,000	$—	$—
Notes payable and bank obligations (2)	36,944	9,690	17,924	9,091	239
Licensing agreements	3,846	1,423	1,761	662	—
Capital lease obligations	2,029	1,931	98	—	—
Convertible promissory note and loan	115,000	—	30,000	56,100	28,900
Operating leases (3)	179,275	17,435	29,025	27,435	105,380

Total contractual cash obligations	$339,094	$31,479	$79,808	$93,288	$134,519

(1)	These amounts represent our contractual obligations for the twelve-month period ending December 31, 2004.

(2)	These amounts include an increase of $6.6 million due to a draw made in June 2005 under our existing $20.0 million equipment loan facility.

(3)	These amounts include the operating lease we entered into in May 2005 to lease approximately 48,000 square feet of office and laboratory facilities in South San Francisco, California. The lease term is from July 2005 to July 2018 and the future minimum payments under this operating lease are $21.2 million. We have the right to terminate this lease effective December 31, 2006, upon three months’ written notice in exchange for a termination payment of $0.5 million.

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

As of June 30, 2005, we had approximately $202.3 million in cash and cash equivalents and short-term investments, which includes restricted cash and investments of $14.8 million and investments held by SEI of $40.0 million. As of June 30, 2005, we anticipate that our cash and cash equivalents, short-term investments, investments in Symphony Evolution, Inc. and funding that we expect to receive from collaborators will enable us to maintain our operations for at least the next 12 months. Our future capital requirements will be substantial and will depend on many factors, including:

•	payments received under collaborative agreements, licensing agreements and other arrangements;

•	the progress and scope of our collaborative and independent clinical trials and other research and development projects;

•	the timing and progress of the clinical development of our outlicensed product candidates XL647, XL999 and XL784, which will determine if and when we exercise our options to reacquire these product candidates;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the cost and timing of regulatory approvals;

•	the cost of establishing clinical and research supplies of our product candidates;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in loan and lease agreements with third parties;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights;

•	the cost of any acquisitions of or investments in businesses, products and technologies, although we currently have no commitments relating to any such transactions; and

•	the cost and timing of establishing or contracting for sales, marketing and distribution capabilities.

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

Our capital needs will also increase in 2006 if we have to repay a $30.0 million convertible promissory note that we issued in May 2001 to Protein Design Labs, Inc. in connection with a collaboration agreement. The note matures in May 2006 and is convertible into our common stock at Protein Design Labs’ option any time after the first anniversary of the note. The note is convertible into our common stock at a conversion price per share equal to the lower of (i) $28.175 or (ii) 110% of the fair market value (as defined in the note) of a share of our common stock at the time of conversion. If the note is not converted by Protein Design Labs, we will have to repay the entire note in May 2006.

In addition, we must raise additional capital in order to stay in compliance with financial covenants contained in agreements with third parties. For example, as part of our collaboration with GlaxoSmithKline, we entered into a loan and security agreement, dated October 28, 2002, which, as amended, contains financial covenants pursuant to which our working capital (the amount by which our current assets exceed our current liabilities) must not be less than $25.0 million and our cash and investments (total cash, cash equivalents and investments) must not be less than $50.0 million. As of June 30, 2005, our working capital was $106.0 million and our cash and investments were $202.3 million, which includes restricted cash and investments of $14.8 million and investments held by SEI of $40.0 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. In addition, in connection with an equipment lease financing transaction with General Electric Capital Corporation, we entered into a lease agreement pursuant to which we are required to maintain minimum unrestricted cash, which is defined as cash on hand, including investments in marketable securities with maturities of less than 24 months, less cash pledged to other parties, of $35.0 million. As of June 30, 2005, we had unrestricted cash of $118.0 million. If we were to default on this financial covenant, we may be required to pay as liquidated damages the stipulated loss value of the equipment and all rents and other sums then due under the agreement. If we cannot raise additional capital in order to remain in compliance with our financial covenants or if we are unable to renegotiate such covenants and the lendor or lessor exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses each year since our inception, including a net loss of approximately $37.1 million for the six months ended June 30, 2005. As of that date, we had an accumulated deficit of approximately $556.5 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our product candidates and, consequently, have not generated revenues from the sale of products. Our only revenues to date are license revenues and revenues under contracts with our partners. The size of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our technologies and undertake product development. We currently have numerous product candidates in various stages of clinical development and we anticipate filing IND applications for additional product candidates during the next 12 months. As a result, we expect that our operating expenses will increase significantly, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

We have licensed the intellectual property, including commercialization rights, to our product candidates XL647, XL999 and XL784 to SEI and will not receive any future royalties or revenues with respect to these product candidates unless we exercise our options to acquire one or all of these product candidates in the future. We may not have the financial resources to exercise these options or sufficient clinical data in order to determine whether we should exercise these options.

We have licensed to SEI our intellectual property rights, including commercialization rights, to our product candidates XL647, XL999 and XL784 in exchange for SEI’s investment of up to $80.0 million to advance the clinical development of XL647, XL999 and XL784. In exchange for this investment and for five-year warrants to purchase shares of our common stock, we received an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire XL647, XL999 and XL784. We may, at our discretion, exercise this purchase option at any time beginning on June 9, 2006 and ending on the earlier of June 9, 2009 or the 90th day after the date that SEI provides us with financial statements showing cash and cash equivalents of less than $5.0 million. The purchase option exercise price is equal to the sum of (i) the total amount of capital invested in SEI by its investors and (ii) an amount equal to 25% per year on such funded capital, subject to specified adjustments. The exercise price will also be subject to a premium if we exercise the purchase option between June 9, 2006 and December 11, 2006. The option exercise price may be paid in cash or a combination of cash and our common stock, at our sole discretion, provided that the common stock portion may not exceed 33% of the purchase option exercise price.

We have also received an exclusive program option from SEI allowing us under certain conditions to separately reacquire from SEI one of the three product candidates licensed to SEI. The program option is exercisable at any time, at our sole discretion, during a period beginning on June 9, 2005 and ending on December 9, 2006 at an exercise price equal to that portion of the funded capital expended on the development of the applicable product candidate being repurchased, plus a specified premium. The program option exercise price may be paid in cash only.

If we elect to exercise either one of the options, we will be required to make a substantial cash payment and/or to issue a substantial number of shares of our common stock, or enter into a financing arrangement or license arrangement with one or more third parties, or some combination of the foregoing. A payment in cash would reduce our capital resources. A payment in shares of our common stock could result in dilution to our stockholders at that time. Other financing or licensing alternatives may be expensive or impossible to obtain. If we do not exercise the purchase options prior to their expiration, our rights in and to SEI with respect to XL647, XL999 and XL784 will terminate. We may not have the financial resources to exercise the options, which may result in our loss of these rights. Additionally, we may not have sufficient clinical data in order to determine whether we should exercise the options.

In addition, under our collaboration with GlaxoSmithKline, GlaxoSmithKline may continue to select at proof-of-concept for further development one or more of the programs licensed to SEI, in which case we would have to repurchase the selected program or programs through the exercise of our purchase option or program option. If we do not have sufficient resources to exercise the purchase option or program option following a compound selection by GlaxoSmithKline, we could be in breach of our collaboration agreement with GlaxoSmithKline. In the event of such breach, GlaxoSmithKline could terminate the collaboration and, among other remedies, declare all amounts under our loan facility with GlaxoSmithKline immediately due and payable.

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

Risks Related to Our Relationships With Third Parties

We depend on our exclusive licensee, Helsinn, for the completion of the XL119 clinical program and for the commercialization of XL119.

Under our exclusive license agreement with Helsinn, Helsinn is responsible for all aspects of clinical development of XL119 upon completion of the transfer of the IND for XL119 and all of its foreign equivalents. If XL119 receives regulatory approval, Helsinn will be responsible for the marketing and sale of the commercial product worldwide, unless and to the extent we reaquire the commercialization rights for North America. Because Helsinn is responsible for these functions after the IND has been transferred, we have no control over the development schedule or, if XL119 receives regulatory approval, the marketing plan for XL119. If the clinical trials for XL119 are not successful, XL119 will not be commercialized. Moreover, beginning June 10, 2006, Helsinn may relinquish all rights and the license granted to it under the license agreement and thereby terminate the license agreement on at least six months’ prior written notice, if in Helsinn’s reasonable business judgment based on scientific or economic evidence, it is impossible for Helsinn to carry out further development or marketing of XL119. In that event, the rights to develop and market XL119 will revert to us. If these rights revert to us, we will have to fund the clinical programs for XL119 on our own, seek a strategic partner or licensee for clinical development or abandon XL119.

Our reliance on Helsinn poses a number of risks, including the following:

•	if Helsinn fails to successfully advance XL119 in clinical development or fails to obtain regulatory approvals for XL119, we will not be able to generate revenue from milestones or the commercialization of XL119;

•	we cannot control whether Helsinn will devote sufficient resources to the clinical program and, if XL119 is approved by the FDA or other regulatory agencies, the marketing plan for the commercial drug product in countries where we do not hold commercialization rights;

•	although we have no history of royalty payment disputes, even if XL119 is approved and commercialized, disputes may arise in the future with respect to the calculation of royalty payments based on net sales related to XL119; and

•	if Helsinn perceives that the market opportunity for XL119 or its profit margin from the sale of XL119 is too small to justify commercialization, the interests and motivations of Helsinn may not be, or may not remain, aligned with ours.

If we are unable to deliver certain clinical trial materials to Helsinn for the ongoing Phase 3 clinical trial of XL119, milestone payments under our license agreement with Helsinn would be reduced and Helsinn could under certain conditions terminate the license agreement or continue the agreement at reduced royalty rates.

Under our license agreement with Helsinn, we are required to supply to Helsinn certain clinical trial materials (at Helsinn’s expense) by April 30, 2006 for the ongoing Phase 3 clinical trials of XL119. Our primary supplier of clinical materials for the ongoing XL119 trial previously informed us of an internal restructuring that impacted our ability to obtain drug substance from them. While we expect that we will be able to obtain clinical trial materials when necessary to satisfy our obligation to deliver the required materials to Helsinn, we cannot be certain that we will be able to obtain additional supplies in a timely manner. Our inability to obtain clinical trial materials would result in reduced milestone payments under the license agreement. Furthermore, if we fail to supply these materials and such failure prevents Helsinn from enrolling additional patients or from maintaining the then-current enrollment in the Phase 3 trials, then Helsinn may terminate the license agreement or elect to continue the agreement at a reduced royalty rate. If the license agreement is terminated, the rights to develop and market XL119 will revert to us and we would have to fund the clinical development of XL119 on our own. If Helsinn chooses to continue the agreement at a reduced royalty rate, potential future royalty payments by Helsinn will be reduced.

Disagreements between SEI and us regarding the development of our product candidates XL647, XL999 and XL784 may cause significant delays and other impediments in the development of these product candidates, which could negatively affect the value of these product candidates.

We have licensed to SEI our intellectual property rights, including commercialization rights, to our product candidates XL647, XL999 and XL784 in exchange for SEI’s investment of up to $80.0 million to advance the clinical development of XL647, XL999 and XL784. We will be responsible for developing XL647, XL999 and XL784 in accordance with a specified development plan and related development budget. Our development activities will be supervised by SEI’s development committee, which is comprised of an equal number of representatives from Exelixis and SEI. If the development committee cannot resolve a particular development issue, the issue will be referred to the chief executive officers of Exelixis and Symphony. Any disagreements between SEI and us regarding a development decision may cause significant delays in the development and commercialization of our product candidates XL647, XL999 and XL784 as well as lead to development decisions that do not reflect our interests. Any such delays or development decisions not in our interest could negatively affect the value of XL647, XL999 and XL784.

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

If these agreements or agreements with other partners are not renewed or are terminated early, whether unilaterally or by mutual agreement, or if we are unable to enter into new collaborative agreements on commercially acceptable terms, our revenues and product development efforts could suffer. For example, our agreement with Pharmacia Corporation terminated by mutual agreement in February 2002, which eliminated the opportunity for us to earn approximately $9.0 million in research revenue in 2002 and 2003. Similarly, our collaboration with GlaxoSmithKline is scheduled to expire in October 2008 but is subject to earlier termination at the discretion of GlaxoSmithKline starting in 2005 if we fail to meet certain diligence requirements. In addition, from time to time we review and assess certain aspects of our collaborations, partnerships and agreements and may amend or terminate, either by mutual agreement or pursuant to any applicable early termination provisions, such collaborations, partnerships or agreements if we deem them to be no longer in our economic or strategic interests. For example, in March 2005 we agreed with Bayer CropScience LP to terminate the research term under our collaboration with Bayer CropScience in order to allow us to focus on our key business. We may not be able to enter into new collaborative agreements on similar or superior financial terms to offset the loss of revenue from the termination or expiration of any of our existing arrangements, and the timing of new collaborative agreements may have a material adverse effect on our ability to continue to successfully meet our objectives.

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

We currently do not have manufacturing capabilities or experience necessary to enable us to produce materials for clinical trials, including the trials for XL784, XL647, XL999, XL880 as well as XL119 for which we have a remaining obligation under our license agreement with Helsinn to deliver certain clinical trial materials to Helsinn for the ongoing Phase 3 clinical trials of XL119 by April 30, 2006. We rely on collaborators and third-party contractors to produce our compounds for preclinical and clinical testing. These suppliers must comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or GMP. Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our future profit margins and our ability to develop and commercialize product candidates on a timely and competitive basis. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our clinical trials may be delayed. Delays in preclinical or clinical testing could delay the filing of our INDs and the initiation of clinical trials.

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

The biotechnology industry is highly fragmented and is characterized by rapid technological change. In particular, the area of kinase-targeted therapies is a rapidly evolving and competitive field. We face, and will continue to face, intense competition from large biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us, which would impair our ability to commercialize our product candidates. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Any products that are developed through our technologies will compete in highly competitive markets. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staffs and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive. In addition, there may be product candidates of which we are not aware at an earlier stage of development that may compete with our product candidates.

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

Many of our employees and independent contractors were previously employed at universities, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, independent contractors or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain product candidates, which could severely harm our business.

Risks Related to Employees, Growth and Location

The loss of key personnel or the inability to attract and retain additional personnel could impair our ability to expand our operations.

We are highly dependent on the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. However, we do not currently have sufficient executive management and technical personnel to fully execute our business plan. Recruiting and retaining qualified scientific and clinical personnel will be critical to support activities related to advancing our clinical and preclinical development programs, and supporting our collaborative arrangements and our internal proprietary research and development efforts. Although we believe that we will be successful in attracting and retaining qualified management, competition is intense for experienced technical personnel, and we may be unable to retain or recruit scientists with the expertise or experience necessary to allow us to pursue collaborations, develop our products and core technologies or expand our operations to the extent otherwise possible. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

Our collaborations with outside scientists may be subject to restriction and change.

We work with scientific and clinical advisors and collaborators at academic and other institutions that assist us in our research and development efforts. These advisors and collaborators are not our employees and may have other commitments that limit their availability to us. Although they generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services. In addition, although our advisors and collaborators sign agreements not to disclose our confidential information, it is possible that valuable proprietary knowledge may become publicly known through them.

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

The subject of genetically modified organisms has received negative publicity, which has aroused public debate. For example, certain countries in Europe have banned products or require express labeling of products that contain genetic modifications or are “genetically modified”. In addition, the European Union has implemented rules that regulate the placing on the market of food and feed products containing or consisting of genetically modified organisms. These rules also provide for the labeling of such products to the final consumer. Adverse publicity has resulted in greater regulation internationally and trade restrictions on imports of genetically altered products. If similar action is taken in the United States, genetic research and genetically engineered products could be subject to greater domestic regulation, including stricter labeling requirements. To date, our business has not been hampered by these activities. However, such publicity in the future may prevent any products resulting from our research from gaining market acceptance and reduce demand for our products.

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

Our market risks at June 30, 2005 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2004 on file with the Securities and Exchange Commission. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of June 30, 2005 and December 31, 2004. As of June 30, 2005 and December 31, 2004, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of approximately $3.9 million and $4.3 million, respectively.

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

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Exelixis’ 2005 annual meeting of stockholders held on April 22, 2005, the stockholders were asked to vote upon:

1.	the election of four Class III directors for a three-year term. The nominees for election to these positions were Stelios Papadopoulos, Ph.D., George A. Scangos, Ph.D., Frank McCormick, Ph.D. and Lance Willsey, M.D.;

2.	the ratification of the selection of Ernst & Young LLP to serve as the Company’s independent auditors for the fiscal year ending December 31, 2005; and

3.	the approval of an amendment to the Company’s 2000 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance under the plan by 1,850,000 shares, from 1,800,000 shares to 3,650,000 shares.

The results of the matters presented at the annual meeting, based on the presence in person or by proxy of holders of 66,299,999 shares of the 76,150,092 shares of Exelixis’ common stock of record entitled to vote, were as follows:

1.	The election of Drs. Fisherman, Formela and Marchesi were approved as directors of the Company until the 2007 annual meeting of stockholders and until their successors are elected was approved as follows:

	For	Withheld
Stelios Papadopoulos, Ph.D.	55,521,348	10,778,651
George A. Scangos, Ph.D.	55,798,918	10,501,081
Frank McCormick, Ph.D.	34,209,305	32,090,694
Lance Willsey, M.D.	65,389,445	910,554

Exelixis’ Class I directors, Charles Cohen, Ph.D., George Poste, D.V.M., Ph.D. and Jack L. Wyszomierski will each continue to serve on the Board of Directors until the 2006 annual meeting of stockholders and until his successor is elected and qualified, or until his earlier death, resignation or removal. Exelixis’ Class II directors, Jean-Francois Formela, M.D., Alan M. Garber, M.D., Ph.D. and Vincent T. Marchesi, M.D., Ph.D. will each continue to serve on the Board of Directors until the 2007 annual meeting of stockholders and until his successor is elected and qualified, or until his earlier death, resignation or removal.

2.	The ratification of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 2005 was approved as follows:

For	Against	Abstain	Broker Non-Vote
66,060,416	224,035	15,548	0

3.	The approval of an amendment to the Company’s 2000 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance under the plan by 1,850,000 shares, from 1,800,000 shares to 3,650,000 shares was approved as follows:

For	Against	Abstain	Broker Non-Vote
42,120,181	10,995,650	728,209	12,455,959

ITEM 6.	EXHIBITS

(a) Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIXIS, INC.

Date: August 8, 2005	/s/ Frank Karbe
Frank Karbe Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description

4.1	Form of Warrant, dated June 9, 2005, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC

10.1	Lease agreement, dated May 27, 2005, between Exelixis, Inc. and Britannia Pointe Grand Limited Partnership (1)

10.2*	Collaboration Agreement, dated May 31, 2005, between Exelixis, Inc. and Genentech, Inc.

10.3*	License agreement, dated June 10, 2005, between Exelixis, Inc. and Helsinn Healthcare S.A.

10.4*	Novated and Restated Technology License Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution, Inc.

10.5*	Amended and Restated Research and Development Agreement, dated June 9, 2005, among Exelixis, Inc., Symphony Evolution, Inc. and Symphony Evolution Holdings LLC

10.6*	Purchase Option Agreement, dated June 9, 2005, among Exelixis, Inc., Symphony Evolution Holdings LLC and Symphony Evolution, Inc.

10.7*	Registration Rights Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC

10.8*	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment requested for certain portions of this exhibit.

**	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

(1)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 27, 2005 and incorporated herein by reference.