Form 10-K
period 2005-12-31
EXELIXIS INC
filed 2006-03-09
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

Common Stock $.001 Par Value per Share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $599,666,195

As of February 28, 2006, there were 83,767,584 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 30, 2006, in connection with the registrant’s 2006 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

EXELIXIS, INC.

FORM 10-K

PART I

Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Annual Report on Form 10-K are “forward-looking statements.” These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Item 1A. Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

ITEM 1. BUSINESS

Overview

Exelixis is committed to developing innovative therapies for cancer and other serious diseases. Through our discovery research and clinical development activities, we are building a portfolio of novel compounds that we believe have the potential to be high-quality, differentiated pharmaceutical products.

Utilizing our library of more than four million compounds, we integrate high-throughput processes, medicinal chemistry, bioinformatics, structural biology and early in vivo testing in parallel to characterize thousands of compounds, a process that is designed to enable us to move with speed in research and development. This approach allows us to select highly qualified drug candidates that meet our extensive list of development criteria from a large pool of compounds.

To date, we have filed eight investigational new drug applications (INDs). We believe that our deep pool of drug candidates will enable us to continue to file multiple new INDs each year for the foreseeable future. As our compounds advance into clinical development, we expect to generate a critical mass of data that will help us to understand the full clinical and commercial potential of our product candidates. In addition to guiding the potential commercialization of our innovative therapies, these data may contribute to the understanding of disease and help improve treatment outcomes.

Our current pipeline includes the following compounds:

Compound	Targets	Indication	Stage of Development
XL119*	Topoisomerase 2	Biliary tract cancer	Phase 3
XL999**	VEGFR, PDGFR, FGFR	Renal cell carcinoma, colon, ovarian, non-small cell lung cancers	Phase 2
XL784**	ADAM 10	Diabetic nephropathy	Phase 1
XL647**	EGFR, HER2, VEGFR	Cancer	Phase 1
XL880	c-MET, VEGFR2	Cancer	Phase 1
XL820	c-KIT, VEGFR2 and PDGFR	Cancer	Phase 1
XL844	CHK 1 and 2	Cancer	Phase 1
XL184	c-MET, VEGFR2	Cancer	Phase 1
XL281	RAF	Cancer	Preclinical
XL418	AKT/S6K	Cancer	Preclinical
XL228	ABL, SRC	Cancer	Preclinical
XL550	MR	Hypertension	Preclinical
XL335*	FXR	Atherosclerosis	Preclinical
EXEL2255*	LXR	Atherosclerosis	Preclinical

*	XL119, XL335 and EXEL2255 are out-licensed to Helsinn, Wyeth and Bristol-Myers Squibb (BMS), respectively, as described in this report.
**	Out-licensed to Symphony Evolution, Inc. and subject to exclusive repurchase options as described in this report.

Pursuant to a product development and commercialization agreement between Exelixis and GlaxoSmithKline, GlaxoSmithKline has the option, after completion of clinical proof-of-concept by Exelixis, to elect to develop up to three compounds in Exelixis’ product pipeline, which may include XL784 and the cancer compounds identified in the table above (other than XL119).

We have established collaborations with major pharmaceutical and biotechnology companies based on the strength of our expertise in biology, drug discovery and development that allow us to retain economic participation in compounds and support additional development of our proprietary products. Through these collaborations, we obtain license fees, research funding, and the opportunity to receive milestone payments and royalties from research results and subsequent product development activities. We have ongoing commercial collaborations with several leading pharmaceutical and biotechnology companies, including GlaxoSmithKline, Bristol-Myers Squibb Company and Genentech. We expect to continue to use corporate partnering as a strategic tool to cultivate our assets, fund our operations and expand the therapeutic and commercial potential of our pipeline.

As our company has matured and our development efforts have intensified, we have restructured our organization as needed to reallocate resources and enhance the efficiency of our operations. We believe that these efforts have strengthened us by enabling us to achieve an appropriate functional balance within our organization.

Areas of Expertise

Integrated Drug Research, Discovery and Development Capabilities

We have built a multidisciplinary, integrated research and development platform that supports the complex, iterative nature of drug research, discovery and clinical development. Our platform has been designed to include all of the critical functions and expertise required to advance from gene to drug in a consistent and streamlined fashion.

We have industrialized the discovery process and utilize a variety of high-throughput technologies to discover and characterize compounds rapidly and extensively and to select compounds with the best potential for further evaluation and development. We have combined our ability to identify and understand the interaction and synergistic biological activity of various biological targets with a state-of-the-art drug discovery platform to work at the interface of chemical and biological sciences. In addition, we have built critical mass in all key operational areas. We believe that these human and technological resources enable us to: (i) identify and validate novel targets effectively and rapidly; (ii) identify and optimize proprietary lead compounds; (iii) discover advanced compounds with a spectrum of activity that demonstrate potent activity in preclinical disease models and may confer unique clinical benefit; and (iv) perform the broad range of preclinical testing required to fuel our pipeline and advance promising compounds through all stages of development. We believe that our integrated drug discovery and development process is a key competitive advantage, which enables us to effectively collaborate internally and to streamline our decision-making processes and advance our discovery and development programs expeditiously.

Drug Discovery

Our integrated platform combines advanced capabilities in target identification and drug discovery. It is designed to operate in a fully integrated, high-throughput manner across the complete drug discovery and development continuum. This integrated approach enables us to: (i) identify disease-related targets; (ii) discover potent and biologically active compounds; (iii) optimize lead compounds to enhance drug properties, such as safety and potency; (iv) fully characterize the interactions between compounds and targets; (v) analyze in vitro and in vivo pharmacology; and (vi) perform the full range of pharmacodynamic, pharmacokinetic and safety analyses required to advance compounds into and through preclinical development and subsequently, into clinical development. This industrialized approach allows us to move from high-throughput screening to development candidate selection in as little as 12 months. Key capabilities include:

Target Identification and Validation

•	Model System Genetics and Comparative Genomics – our unique skill-set and know-how in the area of model system genetics and comparative genomics enable us to understand the fundamental biology of complex genetic pathways. Our goal is to identify and validate genes that play a causative role in diseases and that are “druggable”, that is, can be targeted for inhibition through the intervention of small molecule or antibody-based therapeutics.

•	Target Validation – we possess the capability to develop assays and produce adequate supplies of purified proteins and reagents to conduct high-throughput and high-content experiments to validate the therapeutic relevance of our targets. This process also provides high-quality reagents and information to our internal discovery group for use in high-throughput drug screening, pharmacology and structural biology.

Discovery

•	Biochemical assays – validate the target and assess selectivity of the compound. This helps to select compounds that bind specifically to the desired target, with little to no interaction with other proteins, a key factor in limiting unwanted side effects.

•	Cellular assays – provide insight into the mechanism by which compounds modulate the activity of the target and the effects of this modulation. These assays show what happens to gene expression and cellular activity profiles after exposure to the compound.

•	Drug metabolism and pharmacokinetic (DMPK) assays – evaluate the absorption, distribution, metabolism and excretion (ADME) of a compound in vitro and assess pharmacokinetic properties in vivo. These assays are used to identify and optimize compounds for high-potency, long duration of action and favorable safety and tolerability profiles.

•	Pharmacodynamic assays – provide additional insight into the mechanism of action and the effects of target modulation using in vivo models.

•	Efficacy models – evaluate the safety, tolerability and therapeutic effect of a compound in relevant animal models of human disease.

•	Non-GLP toxicity assays – a series of in vitro and in vivo tests that identify potential side-effects or toxicities.

Development

Our development group has the expertise to move our development candidate compounds from preclinical testing through all phases of clinical development. Our integrated development strategy supports advancement of candidate compounds from development candidate status to IND in as little as 12 months. In particular, the development group possesses expertise in the following areas:

•	Pharmaceutical Development (PD) – provides drugs in adequate quantity with appropriate purity and in a suitable dosage form to allow the program to proceed without delay. While PD initially relied exclusively on external resources to accomplish its mission, the growth in our pipeline has allowed us to develop significant internal capabilities at our South San Francisco facilities. Our PD scientists can develop and refine methods for synthesizing compounds, as well as the testing methods required to establish their purity and stability. By building these internal capabilities, we have significantly enhanced our ability to meet tight timelines.

•	Non-Clinical Development – is responsible for the safety testing of our development compounds, as well as characterizing the absorption, distribution, metabolism and excretion of those compounds. With extensive experience and expertise in these disciplines, the group has the capabilities to provide all the non-clinical support required for our development programs from IND-enabling studies through all phases of clinical development and registration.

•	Clinical Development – is a multidisciplinary team with depth and experience in all critical areas required for effective clinical development. In addition to core expertise in medicine and clinical science, the group includes drug development professionals with specialized skills including clinical trial design and direction, study implementation and oversight, biostatistics and data management, drug safety evaluation and adverse event reporting. With broad experience from IND preparation and submission to successful implementation of Phase 1, 2 and 3 clinical trials, the group has the capabilities to expeditiously advance our clinical pipeline from development to registration.

•	Regulatory Affairs – is responsible for assuring that our development programs are conducted in compliance with all regulatory requirements. These professionals combine the ability to continuously monitor and assess the ever-changing regulatory requirements with the ability to translate those regulations into pragmatic advice for our development projects.

Agriculture

Our unique expertise in model systems biology also has applications in the agricultural arena. In the area of crop protection, we are leveraging our expertise in target identification, high-throughput screening and chemistry to work with corporate partners in the discovery of more specifically targeted chemical products. In the area of plant trait discovery, we are working with corporate partners to develop crops with superior yield and improved nutritional profiles in oil content and protein composition. In the area of metabolic engineering, we are developing cells that produce high levels of valuable biochemical compounds. We believe that we have been a leader in utilizing “plants as factories” to produce high-value compounds that are naturally produced in plant cells.

Artemis Pharmaceuticals

Artemis Pharmaceuticals, based in Cologne, Germany is a wholly owned subsidiary of Exelixis. Its activities are directed towards providing transgenic mouse generation services, tools and related licenses to the industrial and academic community. In addition, it has two internal research programs, one dedicated to the development of transgenic approaches to produce animal-wide RNAi knock down in mice in vivo, and the second dedicated to the provision of humanized mouse models for drug testing purposes. To date, we have derived all of our revenues from external customers through Artemis. For the year ended December 31, 2005, Artemis had total revenues of $5.8 million and a net loss of $0.6 million. Artemis had total assets of $2.7 million as of December 31, 2005.

Our Strategy

Our business strategy is to leverage our biological expertise and integrated drug discovery capabilities to aggressively generate a large pipeline of diverse development compounds with first-in-class or best-in-class potential that fulfill unmet medical needs in the treatment of cancer and other potentially serious diseases.

Because our continued success and growth as a company depend in part on our ability to advance current and future compounds successfully in clinical development, we intend to commit substantial resources to building a premier clinical development organization to accommodate our expanding pipeline of compounds. We continue to build critical mass of key internal expertise and capabilities to facilitate conducting multiple clinical trial programs with speed and rigor. Specifically, our business strategy includes the following key elements:

Selectively Develop Therapeutic Products with First-In-Class or Best-In-Class Potential

We have invested and plan to continue to invest significant funds in discovering and developing proprietary product candidates, particularly in the area of cancer. We have committed substantial resources to building a first-rate drug discovery effort that is integrated with our unique understanding of the biological basis of a disease. Part of our strategy is to generate a large pipeline of diverse product candidates that provides us with the flexibility to select only those compounds that have both clinical and commercial potential. In developing compounds, our strategy is to pursue a variety of clinically validated, novel and proprietary targets. These decisions are data-driven, based on stringent criteria that incorporate intrinsic potency, selectivity, preclinical efficacy and tolerability and commercial viability. Our strategy is to commit resources only to those compounds that are commercially viable and have the potential to be first-in-class or best-in-class therapeutics.

Target Multiple Pathways

We have extensive expertise and experience in modifying gene function in vitro and in vivo as a result of our work on model organisms for the discovery of novel targets and pathways relevant to the development, progression and treatment of cancer and other diseases. We believe that the most effective therapies for cancer will target multiple pathways, simultaneously turn off growth signals, increase rates of programmed cell death and reduce the growth of blood vessels necessary to support tumor growth. Many of the anticancer product candidates in our clinical pipeline are Spectrum Selective Kinase Inhibitors™ (SSKIs) that have been optimized for balanced potency, specificity, tolerability and pharamacologic parameters. These SSKIs are designed to target multiple members of a family of proteins known as receptor tyrosine kinases (RTKs) in a concerted manner. RTKs are validated targets for drug development, as evidenced by several recent approved cancer therapies. Because interactions among multiple RTKs contribute to the development and progression of disease, SSKIs may provide more effective disease control than compounds that target only one RTK or target multiple non-related RTKs. Additionally, because SSKIs are optimized for key in vitro and in vivo parameters, these compounds may also provide improved efficacy and enhanced safety profiles compared with combinations of single-target drugs that have not been optimized for use together. About half of the RTKs are validated targets for drug development, as evidenced by several approved cancer therapies.

Leverage Strategic Collaborations

We are committed to retaining significant equity in the value of our pipeline and product candidates. Our strategy is to leverage the strength of our extensive data and the broad potential of our development compounds to establish strategic alliances that create near-term revenue, while reducing our risk of product failure and retaining long-term rights to those compounds that succeed. We have established and intend to continue pursuing commercial relationships and key partnerships with major pharmaceutical and biotechnology companies based on the strength of our biological expertise and drug discovery and development capabilities. Our collaborations to date have provided us with substantial committed funding for our research and development efforts, the potential to earn significant milestones as well as opportunities to receive significant future payments, if our collaborators successfully develop and market products that result from our collaborative work. In addition, we believe that many of our strategic relationships permit us to obtain co-development, co-promotion or other rights to products identified or developed in such collaborative relationships as a result of our efforts.

Management of Our Financial Resources

Fiscal discipline and pragmatic allocation of our resources are key components of our corporate strategy. We believe that making significant investments in preclinical development enhances our ability to generate multiple new, high-quality INDs and to rapidly advance these new drug candidates through clinical development. We believe the return on this investment will come in the form of higher clinical success rates, funding and partnership terms that allow us to retain increasing equity in the long-term value of our pipeline. We believe that this approach will enhance the quality and growth of our pipeline while maintaining our ability to fulfill obligations to corporate partners. We seek to finance our activities through a blend of funding opportunities, including executing under our existing partnerships, which potentially triggers substantial milestones; exploring opportunities for new partnerships for our unpartnered assets, which has the potential to bring in near-term cash and defray late-stage development costs; evaluating the suitability of third-party financing vehicles with the aim to off-load a significant portion of our near-term clinical development expense and clinical risks; and opportunistically accessing the capital markets.

Clinical and Preclinical Pipeline

Clinical Pipeline

We have an extensive pipeline of compounds in various stages of development that will potentially treat cancer, renal disease and various metabolic and cardiovascular disorders. The following table summarizes the status of our clinical and preclinical development pipeline.

We currently have eight compounds in clinical development. XL119, which has been exclusively licensed to Helsinn Healthcare S.A. of Switzerland, is in a multi-national Phase 3 clinical trial for the treatment of bile duct tumors that continues to recruit patients as anticipated. XL999 is being evaluated in Phase 2 clinical trials in patients with renal cell carcinoma, colon, ovarian, non-small cell lung cancer, acute myelogenous leukemia (AML) and multiple myeloma. A repeat-dose Phase 1 clinical trial for XL784 has been completed in healthy volunteers in preparation for a Phase 2 program to test its efficacy in patients with renal failure which is expected to start in the first half of 2006. We have completed a Phase 1 clinical trial of XL647 and the Phase 2 clinical program for XL647 in patients with tumors where kinases inhibited by XL647 are known to play a role is expected to start in the middle of 2006. Additionally, in oncology, we have Phase 1 clinical trials ongoing for XL880, XL820, XL844 and XL184. All of these compounds are being tested in Phase 1 clinical trials in patients with various solid tumors for which there is no other treatment option with the exception of XL844 which is being tested in patients with chronic lymphocytic leukemia (CLL).

All of our compounds, with the exception of XL119 (which was in-licensed from Bristol-Myers Squibb), were generated through our internal cancer drug discovery efforts. The oncology program currently is comprised of ten compounds – seven in clinical development and three in preclinical development. We plan to continue preclinical work on XL281, XL418 and XL228 with the goal of filing INDs in 2006.

•	XL119 (becatecarin) is an anticancer compound for which we have initiated a Phase 3 clinical trial as a potential treatment for bile duct tumors. XL119 has been exclusively licensed to Helsinn. The Phase 3 trial began in June 2004 and includes several centers in North America and Europe. The trial was designed under a Special Protocol Assessment (SPA) with the U.S. Food and Drug Administration (FDA) under which it was mutually agreed that the trial would include up to 600 patients with a primary endpoint of an increase in survival of at least two months. The trial is designed to have two interim analyses at a specified number of patient events (deaths) at which the data from the trial will be independently reviewed. At these interim analyses a decision to halt or continue the trial will be made. In March 2004, the drug was granted orphan drug status in bile duct cancer. In January 2006, the IND and management of the Phase 3 clinical trial was transferred to Helsinn, which going forward is responsible for the management of the trial.

•	XL999 is a potent inhibitor of key RTKs implicated in the development and maintenance of tumor vasculature and in the proliferation of some tumor cells. It inhibits the fibroblast growth factor receptor (FGFR), VEGFR and platelet-derived growth factor receptor (PDGFR) RTKs and is also a potent inhibitor of FMS-like tyrosine kinase type 3 (FLT3), an important driver of leukemia cell proliferation in some patients with AML. XL999 exhibited excellent activity in target-specific cellular functional assays.

Data from the Phase 1 trial of XL999 in patients with advanced solid tumors were presented in November 2005 at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. At that time, of 22 patients who had been followed for eight weeks, there were two partial responses (liver and thyroid), one minor response (28% reduction; renal cell), and four patients with durable stable disease for 3-7 months (thyroid [n=2], renal cell [n=2]).

A multi-trial Phase 2 clinical development program for XL999 was initiated in December 2005. The Phase 2 program is composed of six trials that will evaluate XL999 in a variety of cancer indications: renal cell carcinoma, colon, ovarian, non-small cell lung cancer, AML and multiple myeloma. The Phase 2 trials of XL999 will evaluate the compound as a single agent, looking for responses in patients who have failed prior therapies. Some of the studies are also designed to evaluate single-agent activity of XL999 in previously untreated patients for whom conventional therapy is not appropriate. The trials will be conducted at multiple centers throughout the United States. Additionally, we are considering combination trials of XL999 either in combination with other anti-angiogenic compounds or with cytotoxic chemotherapy.

•

XL784 is the first small molecule compound developed from our proprietary drug discovery engine and is being developed for diabetic nephropathy. The compound is a potent inhibitor of the metalloproteases (MMP) ADAM-10 (a disintegrin and metalloprotease domain 10) and MMP2. XL784 was specifically optimized to be MMP1-sparing, thus potentially significantly enhancing its safety profile and allowing higher dosing compared with other previously studied MMP inhibitors. Results of a single dose Phase 1 clinical trial of XL784 administered orally to 70 healthy volunteers demonstrated that XL784 has attractive safety and pharmacokinetic profiles. A repeat-dose Phase 1 clinical trial of a new capsule formulation of XL784 was completed in October 2005 in healthy volunteers in preparation for a Phase 2 program to investigate the utility of the compound in patients with diabetic nephropathy. The trial, which will employ a double-blind, placebo-controlled design, is expected to begin in the first-half of 2006.

•	XL647 is a potent inhibitor of RTKs that are implicated in driving tumor proliferation and vascularization (blood vessel formation). XL647 inhibits the epidermal growth factor receptor (EGFR), human epidermal growth factor receptor 2 (HER2), and vascular endothelial growth factor receptor (VEGFR) RTKs simultaneously in preclinical studies. The compound has been optimized for high potency and oral bioavailability, demonstrates excellent activity in target-specific cellular functional assays, and has shown sustained inhibition of target RTKs in vivo following a single oral dose.

Interim results from the Phase 1 clinical trial were presented in November 2005 at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in Philadelphia. At that time, one patient with non-small-cell lung cancer (NSCLC) treated at the lowest dose had a partial response and seven others (NSCLC [n=2], chordoma [n=2], adenoid cystic carcinoma, adrenocortical carcinoma, colorectal) had prolonged stable disease (>3 months). Those data also showed that XL647 was generally well tolerated. We expect to begin Phase 2 clinical trials of XL647 in the middle of 2006 in patients with tumors where kinases inhibited by XL647 are known to play a role.

•	XL880 is a potent inhibitor of the hepatocyte growth factor receptor (Met) and VEGFR2 (KDR), which play synergistic roles in promoting tumor growth and angiogenesis. Activation or overexpression of Met has been documented as a negative prognostic indicator in patients with various carcinomas, and in patients with multiple myeloma, glioma, and other solid tumors. Interim data from an ongoing Phase 1 study of XL880 were presented in November 2005. In the 13 patients who were able to be evaluated at the time of the presentation, XL880 demonstrated favorable safety and pharmacokinetic profiles. One patient with papillary renal cell carcinoma (PRC), a tumor often driven by over-expression of c-Met, experienced a 15 percent reduction in tumor volume after failing multiple other therapies. Additional data from this trial are anticipated in 2006.

•	XL820 demonstrated potent preclinical inhibitory activity against wild-type and mutant variance of the stem cell factor receptor (KIT) as well as VEGFR and PDGFR, clinically validated targets implicated in a variety of human cancers. In tumor models of breast carcinomas, gliomas and leukemia, the compound exhibited dose-dependent growth inhibition and has been shown to cause tumor regression. XL820 demonstrated excellent activity in target-specific cellular functional assays. In biochemical and cellular assays, XL820 also potently inhibits the mutationally activated forms of KIT that are found in human disease. XL820 has good oral bioavailability and has shown sustained inhibition of target RTKs in vivo following a single oral dose. A Phase 1 clinical trial of XL820, which is ongoing, was initiated in July 2005 in patients with solid tumors for whom there are no other available therapies known to prolong survival.

•	XL844 potently inhibits the Csk homologous kinases (CHK) CHK1 and CHK2, kinases that induce cell cycle arrest in response to a variety of DNA damaging agents. We believe that XL844 is the first selective small molecule CHK inhibitor to advance into the clinic. In preclinical studies, XL844 has been shown to enhance the efficacy of chemotherapeutic agents in tumor models without increasing systemic toxicity and has demonstrated significant potency in biochemical and cellular assays, oral bioavailability and an attractive pharmacokinetic profile. We intend to evaluate the synergistic effects of XL844 in combination with different DNA damaging agents in different cell lines both in vitro and in vivo and to explore the compound’s potential as a radiation sensitizer. A Phase 1 clinical trial of XL844 in patients with CLL was initiated in September 2005 and is ongoing.

•	XL184 inhibits VEGFR2 and Met, key drivers for tumor formation and growth. The compelling preclinical efficacy of XL880, our first VEGFR2/Met inhibitor, increased our interest in inhibitors of these RTKs and resulted in the discovery and development of XL184 as an additional compound with potent Met/VEGFR2 inhibitory activity. This SSKI has demonstrated dose-dependent growth inhibition and tumor regression in a variety of tumor models including breast, colon and small cell lung cancer and glioblastoma. A Phase 1 clinical trial in patients with solid tumors for whom there are no other available therapies was initiated in September 2005 and is ongoing.

We have licensed to Symphony Evolution, Inc. (SEI) our intellectual property rights, including commercialization rights, to XL647, XL999 and XL784 in exchange for SEI’s investment of up to $80.0 million to advance the clinical development of these compounds. We have retained exclusive options to reacquire the compounds at specified prices as described in this report. We continue to be primarily responsible for the development of these product candidates in accordance with a specified development plan and related development budget.

Preclinical Pipeline

Currently, we have six compounds in preclinical development that target cancer and metabolic and cardiovascular diseases. We hope to move these compounds into clinical development within the next year. Our programs in metabolic and cardiovascular diseases originated from our acquisition of X-Ceptor Therapeutics, Inc. in October 2004.

Cancer Compounds

•	XL281 specifically targets mitogen activated protein kinases (MAPK or RAF), which are cytoplasmic serine/threonine kinases that lie immediately downstream of RAS, and are key components of the RAS/RAF/MAPK kinase (MEK)/extracellular signal-related kinase (ERK) pathway that is frequently activated in human tumors. Inappropriate activation of this pathway promotes cell growth in the absence of exogenous growth factors. Activating mutations in B-RAF occur in approximately 60% of melanoma patients indicating a potentially pivotal role for deregulation of this kinase in the progression of melanoma. We have identified potent and highly selective inhibitors of RAF kinases that are orally bioavailable and show efficacy in tumor xenograft models. We are currently characterizing a set of advanced lead compounds and have advanced XL281 to development candidate status. We anticipate filing an IND for XL281 in the second half of 2006.

•	XL418 targets protein kinase B (PKB or AKT) and S6 kinase (S6K), which are kinases downstream of the lipid phosphatase phosphoinosotide-3 kinase (PI3K). Their activation is a frequent event in human tumors and promotes cell growth, survival and resistance to chemotherapy and radiotherapy. Regulation of the pathway is complex, and inhibition at a single point (e.g., mammalian target of rapamycin [mTOR]) can result in upregulation in the activity of other pathway components. AKT inhibitors that effectively inactivate the pathway are expected to induce apoptosis (programmed cell death) in tumor cells and sensitize them to a wide range of chemotherapy. We have identified potent inhibitors that simultaneously target the kinases AKT and S6K with good oral bioavailability and efficacy in tumor xenograft models. XL418 was advanced to development candidate status in 2005 and we anticipate filing an IND in the second half of 2006.

•

XL228 targets the insulin-like growth factor 1 receptor (IGF1R), which is an RTK that promotes cell growth and survival in response to the binding of its ligand, insulin-like growth factor. IGF1R is highly expressed and activated in a broad range of human tumors and is thought to promote tumor growth, survival and resistance to chemotherapeutic agents. We have identified potent inhibitors of IGF1R that show potential efficacy in a variety of tumor xenograft models. In addition, XL228 also potently inhibits the T315I mutant form of the Abelson tyrosine kinase (ABL), a kinase that is resistant to other breakpoint cluster region (BCR)/ABL inhibitors when expressed in CML. We anticipate filing an IND for XL228 in the second half of 2006.

Under the terms of our research and development collaboration with SmithKline Beecham Corporation (which does business as GlaxoSmithKline), which was established in October 2002 and amended in January 2005, GlaxoSmithKline has the right to select, after successful completion of proof-of-concept clinical trials, two (or possibly three if the collaboration is extended) of the compounds in our pipeline (other than XL119) for further development. Compounds subject to selection include XL784, XL647, XL999, XL880, XL844, XL184, XL820, XL281, XL418, XL228 and two earlier stage oncology programs. Selection of any of these compounds would trigger significant milestone payments and royalties from GlaxoSmithKline and would provide us with co-promotion rights should a compound be successfully commercialized.

Metabolic Disorders and Cardiovascular Compounds

•	XL550 targets the Mineralocortiocoid Receptor (MR), which is an antagonist used in the treatment of hypertension and congestive heart failure. We have developed proprietary, potent and selective non-steroidal MR antagonists that are highly effective in animal models of hypertension and congestive heart failure. They also provide protection for the vasculature. Our lead compounds, including XL550, have shown excellent oral bioavailability and drug metabolism and pharmacokinetics properties. The compounds have exhibited a significantly better pharmacokinetic and pharmacodynamic profile than existing steroid drugs. We believe that these novel proprietary non-steroidal MR antagonists have the potential to offer highly effective and safe therapeutic approaches for the treatment of hypertension. In addition, we believe that these drug candidates should be effective in the treatment of congestive heart failure and for protecting the vasculature during chronic inflammatory insult.

•	XL335 targets the Farnesoid X Receptor (FXR) and has been shown to function as a bile acid receptor regulating genes involved in lipid, cholesterol and bile acid homeostasis. We have identified proprietary, potent and selective FXR ligands (a compound that binds to a receptor) that have good oral bioavailability and drug metabolism and pharmacokinetic properties. In rodent models of dyslipidemia, these compounds lowered triglycerides by decreasing triglyceride synthesis and secretion. In addition, they improved the high-density lipoprotein (HDL)/low-density lipoprotein (LDL) ratio and are anti-atherogenic (preventing the formation of lipid deposits in the arteries) in animal models of atherosclerosis. XL335 is also effective in models of cholestasis (a condition in which bile excretion from the liver is blocked), cholesterol gallstones and liver fibrosis. These data suggest that small molecule ligands targeting FXR should function as novel therapeutic agents for treating symptoms and disease states associated with metabolic syndrome as well as certain liver disorders. In December 2005, we licensed the FXR program to Wyeth Pharmaceuticals, a division of Wyeth. Wyeth will be responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds.

•

EXEL2255 targets the Liver X Receptor (LXR), which is a protein that regulates cellular cholesterol outflow from the macrophage (an immune cell) to the blood and ultimately to the liver where cholesterol is removed from the body. This process is known as reverse cholesterol transport. Using our drug discovery platform, we have identified potent, proprietary and highly selective LXR ligands that have shown excellent drug metabolism and pharmacokinetic properties including good oral bioavailability. The lead compounds that are part of this program, including EXEL2255, have been highly efficacious in rodent models of atherosclerosis (a condition that involves the thickening and hardening of artery walls which leads to interference with blood flow). These data suggest that LXR is a novel molecular target that provides the opportunity for discovering first-in-class small molecule therapeutics that prevent and induce regression of atherosclerosis. In December 2005, we entered into a collaboration with Bristol-Myers Squibb to discover, develop and commercialize compounds targeting LXR. Exelixis and Bristol-Myers Squibb will jointly identify drug candidates that are ready for IND-enabling studies. Bristol-Myers Squibb will undertake further preclinical development and will be responsible for clinical development, regulatory, manufacturing and sales/marketing activities for such compounds.

Corporate Collaborations

We have established collaborations with major pharmaceutical and biotechnology companies based on the strength of our technologies and biological expertise to support additional development of our proprietary products. Through these collaborations, we obtain license fees, research funding, and the opportunity to receive milestone payments and royalties from research results and subsequent product development activities. Many of our collaborations have been structured strategically to provide us with access to technology that may help to advance our internal programs while at the same time enabling us to retain rights to use these technologies in different industries. We have also established collaborations with leading companies in the agrochemical industries that allow us to continue expanding our internal development capabilities while providing our partners with novel targets and assays.

Pharmaceutical Collaborations

GlaxoSmithKline

In October 2002, we established a collaboration with SmithKlineBeecham Corporation, which does business as GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. The collaboration involved three agreements: (i) a Product Development and Commercialization Agreement (PDA); (ii) a Stock Purchase and Stock Issuance Agreement (SPA); and (iii) a Loan and Security Agreement (LSA). Under the original PDA, GlaxoSmithKline paid us $30.0 million in an upfront fee and agreed to pay $90.0 million in research and development funding over the first six years of the collaboration.

In January 2005, we amended the terms of our collaboration with GlaxoSmithKline. Under the amended PDA, GlaxoSmithKline selected a modified program election which shifted the focus of the collaboration to 12 internal programs at various stages of development (XL784, XL647, XL999, XL880, XL184, XL820, XL844, XL281, XL418, XL228 and two earlier stage oncology programs). Each program centers on compounds that are directed against one or more targets identified in the collaboration. GlaxoSmithKline has the right to select from these programs up to two compounds at proof-of-concept (completion of Phase 2a clinical trial) or three compounds if GlaxoSmithKline extends the collaboration. If GlaxoSmithKline selects three compounds, we could receive in excess of $200.0 million in acceptance milestones. Prior to the end of a specified development term, GlaxoSmithKline retains exclusivity rights to the 32 specified targets that are encompassed by the 12 programs.

In May 2005, we filed the third of three INDs required by the amended PDA to achieve a $30.0 million milestone, which we received from GlaxoSmithKline in May 2005. In May 2005, we also submitted two new development candidates to GlaxoSmithKline, thereby triggering an additional $5.0 million milestone payment, which we received in May 2005. Under the original PDA, GlaxoSmithKline would have paid the first milestone upon its selection of a compound that had completed proof-of-concept for further development. We may also receive additional development related milestones and royalties on product sales and have certain co-promotion rights to products in North America. In addition, under the amended PDA, GlaxoSmithKline agreed to provide research funding of $47.5 million over the remaining three-year term of the collaboration, of which we received $12.5 million in 2005.

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

Bristol-Myers Squibb

In July 2001, we entered into a collaboration with Bristol-Myers Squibb involving three agreements: (a) a Stock Purchase Agreement; (b) a Cancer Collaboration Agreement; and (c) a License Agreement. Under the terms of the collaboration, Bristol-Myers Squibb: (i) purchased 600,600 shares of Exelixis common stock in a private placement at a purchase price of $33.30 per share, for cash proceeds to Exelixis of $20.0 million; (ii) agreed to pay Exelixis a $5.0 million upfront license fee and provide Exelixis with $3.0 million per year in research funding for a minimum of three years; and (iii) granted to Exelixis a worldwide, fully-paid, exclusive license to becatecarin (XL119) developed by Bristol-Myers Squibb, which is currently in a Phase 3 clinical trial as a potential treatment for bile duct tumors. In January 2005, we granted Helsinn Healthcare an exclusive worldwide royalty-bearing license to XL119.

In December 2003, the cancer collaboration was extended until January 2007, with the right for Bristol-Myers Squibb to continue the collaboration until July 2009. The goal of the extension is to increase the total number and degree of validation of cancer targets that we will deliver to Bristol-Myers Squibb. Each company will maintain the option to obtain exclusive worldwide rights to equal numbers of validated targets arising from the collaboration. Under the terms of the extended collaboration, Bristol-Myers Squibb provided us with an upfront payment and will provide increased annual research funding and milestones on certain cancer targets arising from the collaboration that progress through specified stages of validation. We will also be entitled to receive milestones on compounds in the event of successful clinical and regulatory events and royalties on commercialized products.

In December 2005, we entered into a collaboration agreement with Bristol-Myers Squibb for the discovery, development and commercialization of novel therapies targeted against LXR. This agreement became effective in January 2006, at which time we granted Bristol-Myers Squibb an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR. During the research term, we and Bristol-Myers Squibb expect to jointly identify drug candidates that are ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by Bristol-Myers Squibb, Bristol-Myers Squibb has agreed to be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and sales/marketing activities for the selected drug candidate.

Under the LXR collaboration agreement, Bristol-Myers Squibb paid us a nonrefundable upfront payment in the amount of $17.5 million and is obligated to provide research and development funding of $10.0 million per year for an initial research period of two years. Bristol-Myers Squibb has the option to extend the research period for an additional one-year term. Under the agreement, Bristol-Myers Squibb is required to pay us development and regulatory milestones of up to $140.0 million per product for up to two products from the collaboration. In addition, we are also entitled to receive sales milestones and royalties on sales of any products commercialized under the collaboration. Subject to certain terms and conditions, Bristol-Myers Squibb has the option to terminate the collaboration agreement starting in January 2008.

Genentech

In May 2005, Exelixis and Genentech established a collaboration to discover and develop therapeutics for the treatment of cancer, inflammatory diseases, and tissue growth and repair. Under the terms of the agreement, we granted to Genentech a license to certain intellectual property. Genentech paid us a nonrefundable upfront license payment and is obligated to provide research and development funding over the three-year research term, totaling $16.0 million.

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

Wyeth Pharmaceuticals

In December 2005, Exelixis and Wyeth entered into a license agreement related to compounds targeting FXR. Under the terms of the agreement, we granted to Wyeth an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate FXR. Wyeth paid us a nonrefundable upfront payment of $10.0 million and is obligated to pay additional development and commercialization milestones of up to $147.5 million, as well as royalties on sales of any products commercialized by Wyeth under the agreement. Wyeth will be responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds. Subject to certain terms and conditions, Wyeth has the option to terminate the license agreement starting in December 2006.

Helsinn Healthcare

In June 2005, Exelixis and Helsinn entered into a license agreement for the development and commercialization of XL119 (becatecarin). Under the terms of the agreement, we granted to Helsinn an exclusive worldwide, royalty bearing license to XL119. We have retained an option to reacquire the commercial rights to XL119 for North America. If we decide to exercise the option, we have the right to negotiate with Helsinn to reach an agreement on commercially reasonable terms and conditions to reacquire the commercial rights to XL119 for North America for use in the indications of gall bladder cancer and bile duct tumors. Helsinn paid us a nonrefundable upfront payment in the amount of $4.0 million and is obligated to pay additional development and commercialization milestones of up to $21.0 million, as well as royalties on worldwide sales. Helsinn also assumed all future costs incurred for the ongoing multi-national Phase 3 clinical trial for XL119. In January 2006, the IND and management of the Phase 3 clinical trial was transferred to Helsinn, which going forward is responsible for the costs and management of the trial.

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

Symphony Evolution

On June 9, 2005 we closed a transaction involving a series of related agreements providing for the financing of the clinical development of XL784, XL647 and XL999. Pursuant to the agreements, SEI and its investors have agreed to invest up to $80.0 million to fund the clinical development of our product candidates XL784, XL647 and XL999 and we have licensed to SEI our intellectual property rights related to these product candidates. SEI is a wholly owned subsidiary of Symphony Evolution Holdings LLC (Holdings), which provided $40.0 million in funding to SEI at closing, and which is obligated to further fund, upon a capital call by SEI, at least an additional $20.0 million and not more than $40.0 million within one year of the closing date. We continue to be primarily responsible for the development of XL784, XL647 and XL999 in accordance with a specified development plan and related development budget.

Pursuant to the agreements, we have received an exclusive purchase option that gives us the right to acquire all of the equity of SEI, thereby allowing us to reacquire all of the product candidates. This purchase option is exercisable at any time, beginning on the one-year anniversary of the closing date and ending on the four-year anniversary of the closing date (subject to an earlier exercise right in limited circumstances), at a price equal to the sum of: (i) the total amount of capital invested in SEI by Holdings and (ii) an amount equal to 25% per year on such funded capital (with respect to the initial funded capital, compounded from the closing date and, with respect to the second draw amount, compounded from the second draw date) subject to adjustment based on the cash and liabilities of SEI as of the closing of the purchase option. The purchase price will be subject to a premium if we exercise the purchase option between 12 and 18 months after the closing date. The purchase option exercise price may be paid for in cash or in a combination of cash and our common stock, in our sole discretion, provided that the common stock portion may not exceed 33% of the purchase option exercise price. If we pay a portion of the purchase option exercise price in shares, then we will be required to register such shares for resale under a resale registration statement pursuant to the terms of a registration rights agreement.

We have also received an exclusive program option from SEI that allows us under certain conditions to separately reacquire from SEI one of the three programs during a period beginning on the closing date and ending 18 months after the closing date. The program option is exercisable in our sole discretion at a premium exercise price, which is payable in cash only and will be fully creditable against the exercise price for any subsequent exercise of the purchase option.

Pursuant to the agreements, we issued to Holdings a five-year warrant to purchase 750,000 shares of our common stock at $8.90 per share. Contingent upon the second capital draw by SEI, we are obligated to issue to Holdings an additional five-year warrant to purchase between 375,000 shares (if $20.0 million of additional funds are drawn) and 750,000 shares (if $40.0 million of additional funds are drawn) of our common stock at $8.90 per share. In addition, if the purchase option expires unexercised at the four-year anniversary of the closing date, we are obligated to issue to Holdings an additional five-year warrant to purchase 500,000 shares (if a maximum of $80.0 million in funds are drawn) of our common stock at a price per share equal to 125% of the market price of our common stock at the time of expiration of the purchase option.

The product candidates licensed to SEI are subject to our collaboration with GlaxoSmithKline, and GlaxoSmithKline may continue to select at proof-of-concept for further development one or more of program candidates in which case we would need to repurchase the selected candidate or candidates through the exercise of our purchase option or program option. Under the terms of the amended PDA, GlaxoSmithKline has agreed to increase the acceptance milestones for the program candidates that are funded through SEI to compensate us for the cost of capital associated with these funding arrangements.

Manufacturing and Raw Materials

We currently do not have manufacturing capabilities necessary to enable us to produce materials for our clinical trials. Raw materials and supplies required for the production of our product candidates are generally available from multiple suppliers. However, in some instances materials are available only from one supplier. In those cases where raw materials are only available through one supplier, we manage supplies, to the extent feasible, by ordering raw materials well in advance of scheduled needs. However, clinical trial schedules may be delayed due to interruptions of raw material supplies.

Government Regulation

The following section contains some general background information regarding the regulatory environment and processes affecting our industry and is designed to illustrate in general terms the nature of our business and the potential impact of government regulations on our business. It is not intended to be comprehensive or complete. Depending on specific circumstances, the information below may or may not apply to us or any of our product candidates. In addition, the information is not necessarily a description of activities that we have undertaken in the past or will undertake in the future. The regulatory context in which we operate is complex and constantly changing.

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products.

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	preclinical laboratory and animal tests;

•	submission of an IND, which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug candidate for its intended use;

•	pre-approval inspection of manufacturing facilities and selected clinical investigators; and

•	FDA approval of a New Drug Application (NDA), or NDA supplement, for an approval of a new indication if the product is already approved for another indication.

The testing and approval process requires substantial time, effort and financial resources.

Prior to commencing the first clinical trial with a product candidate, we must submit an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development, and the FDA must grant permission for each clinical trial to start and continue. Further, an independent institutional review board for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center. Regulatory authorities or an institutional review board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

For purposes of NDA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

•	Phase 1– Studies are initially conducted in a limited patient population to test the product candidate for safety, dosage tolerance, absorption, metabolism, distribution and excretion in healthy humans or patients.

•	Phase 2 – Studies are conducted with groups of patients afflicted with a specified disease in order to provide enough data to evaluate the preliminary efficacy, optimal dosages and expanded evidence of safety. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials. In some cases, a sponsor may decide to run what is referred to as a “Phase 2b” evaluation, which is a second, confirmatory Phase 2 trial that could, if positive, serve as a pivotal trial in the approval of a product candidate.

•	Phase 3 – When Phase 2 evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase 3 trials are undertaken in large patient populations to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical trial sites.

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase 4 studies may be made a condition to be satisfied after a drug receives approval. The results of Phase 4 studies can confirm the effectiveness of a product candidate and can provide important safety information to augment the FDA’s voluntary adverse drug reaction reporting system.

The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA, or as part of an NDA supplement. The FDA may deny approval of an NDA or NDA supplement if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal Phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA or NDA supplement does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of product candidates or new diseases for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for new indications for our product candidates on a timely basis, if at all. Success in early stage clinical trials does not ensure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with good manufacturing practices, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the good manufacturing practices regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug.

The FDA closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use.

The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our product candidates or approval of new diseases for our product candidates. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

Competition

There are many companies focused on the development of small molecules and antibodies for diseases including cancer and metabolic and cardiovascular disorders. Our potential competitors include major pharmaceutical and biotechnology companies as well as agricultural companies. Many of our potential competitors have significantly more financial, technical and other resources than we do, which may allow them to have a competitive advantage. Any products that we may develop or discover are likely to be in highly competitive markets. Many of our competitors may succeed in developing products that may render our products and those of our collaborators obsolete or noncompetitive.

We believe that our ability to successfully compete will depend on, among other things:

•	efficacy, safety and reliability of our product candidates;

•	timing and scope of regulatory approval;

•	the speed at which we develop product candidates;

•	our ability to complete preclinical testing and clinical development and obtaining regulatory approvals for product candidates;

•	our ability to manufacture and sell commercial quantities of a product to the market;

•	obtaining reimbursement for product use in approved indications;

•	product acceptance by physicians and other health care providers;

•	quality and breadth of our technology;

•	skills of our employees and our ability to recruit and retain skilled employees;

•	protection of our intellectual property; and

•	availability of substantial capital resources to fund development and commercialization activities.

Research and Development Expenses

Research and development expenses consist primarily of personnel expenses, laboratory supplies, consulting and facilities costs. Research and development expenses were $141.1 million for the year ended December 31, 2005, compared to $137.7 million for 2004 and $127.6 million for 2003.

Revenues from Significant Collaborators

In 2005, we derived 37% and 32% of our revenues from GlaxoSmithKline and Genoptera, respectively. While we expect to continue to derive the largest portion of our revenues from GlaxoSmithKline in future periods, we will not receive any further revenues from Genoptera after 2005 due to the termination of this collaboration in 2005.

Proprietary Rights

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

While trade secret protection is an essential element of our business and we have taken security measures to protect our proprietary information and trade secrets, we cannot give assurance that our unpatented proprietary technology will afford us significant commercial protection. We seek to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees and consultants are also required to sign agreements obligating them to assign to us their interests in intellectual property arising from their work for us. All employees sign an agreement not to engage in any conflicting employment or activity during their employment with us and not to disclose or misuse our confidential information. However, it is possible that these agreements may be breached or invalidated, and if so, there may not be an adequate corrective remedy available. Accordingly, we cannot ensure that employees, consultants or third parties will not breach the confidentiality provisions in our contracts, infringe or misappropriate our trade secrets and other proprietary rights or that measures we are taking to protect our proprietary rights will be adequate.

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

Employees

As of December 31, 2005, we had 550 full-time employees worldwide, 191 of whom hold Ph.D. and/or M.D. degrees, most of whom were engaged in full-time research and development activities. We plan to hire additional staff and to expand our internal development efforts. Our success will depend upon our ability to attract and retain qualified employees. We face competition in this regard from other companies in the biotechnology, pharmaceutical and high technology industries, as well as research and academic institutions. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Available Information

We were incorporated in Delaware in November 1994 as Exelixis Pharmaceuticals, Inc., and we changed our name to Exelixis, Inc. in February 2000.

We maintain a site on the worldwide web at www.exelixis.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, copies of our filings with the SEC are available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a site on the worldwide web that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

ITEM 1A. RISK FACTORS

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

As of December 31, 2005, we had $210.5 million in cash and cash equivalents and marketable securities, which includes restricted cash and investments of $12.7 million and investments held by SEI of $34.0 million. We currently anticipate that our current cash and cash equivalents, marketable securities, investments held by SEI, additional committed financing from SEI and other funding that we expect to receive from collaborators, which includes a moderate level of business development activity, will enable us to maintain our operations for at least the next 12 months. This estimate includes the scheduled repayment of a $30.0 million convertible promissory note to Protein Design Labs, Inc. due in May 2006.

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

In addition, we will have to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, as part of our collaboration with GlaxoSmithKline, we entered into a loan and security agreement, dated October 28, 2002, which, as amended, contains financial covenants pursuant to which our working capital (the amount by which our current assets exceed our current liabilities as defined by the agreement) must not be less than $25.0 million and our cash and investments (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash and investments) must not be less than $50.0 million. As of December 31, 2005, our working capital was $101.6 million and our cash and investments were $210.5 million, which included restricted cash and investments of $12.7 million and investments held by SEI of $34.0 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $91.8 million at December 31, 2005.

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

We have incurred net losses each year since our inception, including a net loss of $84.4 million for the year ended December 31, 2005. As of that date, we had an accumulated deficit of $603.8 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our pharmaceutical product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. Except for revenues associated with the transgenic mouse business of our German subsidiary, Artemis, our only revenues to date are license revenues and revenues under contracts with our partners. The size of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our technologies and undertake product development. We currently have numerous product candidates in various stages of clinical development and we anticipate filing IND applications for additional product candidates within the next 12 months. As a result, we expect that our operations will continue to increase, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

We have licensed to SEI our intellectual property rights, including commercialization rights, to our product candidates XL647, XL999 and XL784 in exchange for SEI’s investment of up to $80.0 million to advance the clinical development of XL647, XL999 and XL784. In exchange for this investment and for five-year warrants to purchase shares of our common stock, we received an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire XL647, XL999 and XL784. We may, at our sole discretion, exercise this purchase option at any time beginning on June 9, 2006 and ending on the earlier of June 9, 2009 or the 90th day after the date that SEI provides us with financial statements showing cash and cash equivalents of less than $5.0 million. The purchase option exercise price is equal to the sum of: (i) the total amount of capital invested in SEI by its investors and (ii) an amount equal to 25% per year on such funded capital, subject to specified adjustments. The exercise price will also be subject to a premium if we exercise the purchase option between June 9, 2006 and December 11, 2006. The option exercise price may be paid in cash or a combination of cash and our common stock, at our sole discretion, provided that the common stock portion may not exceed 33% of the purchase option exercise price.

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

In addition, under our collaboration with GlaxoSmithKline, GlaxoSmithKline may continue to select at proof-of-concept for further development one or more of the product candidates licensed to SEI, in which case we would have to repurchase the selected candidate or candidates through the exercise of our purchase option or program option. If, after receiving any selection milestones from GlaxoSmithKline, we do not have sufficient resources to exercise the purchase option or program option following a product candidate selection by GlaxoSmithKline, we could be in breach of our collaboration agreement with GlaxoSmithKline. In the event of such breach, GlaxoSmithKline could terminate the collaboration and, among other remedies, declare all amounts under our loan facility with GlaxoSmithKline immediately due and payable, which would harm our business.

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

Risks Related to Our Relationships with Third Parties

We depend on our exclusive licensee, Helsinn, for the completion of the XL119 clinical program and the commercialization of XL119.

Under our exclusive license agreement with Helsinn, Helsinn is responsible for all aspects of clinical development of XL119. If XL119 receives regulatory approval, Helsinn will be responsible for the marketing and sale of the commercial product worldwide, unless we reaquire the commercialization rights for North America.

Because Helsinn is responsible for these functions, we have no control over the development schedule or, if XL119 receives regulatory approval, the marketing plan for XL119. If the clinical trials for XL119 are not successful, XL119 will not be commercialized. Moreover, beginning June 10, 2006, Helsinn may relinquish all rights and the license granted to it under the license agreement and thereby terminate the license agreement on at least six months’ prior written notice, if in Helsinn’s reasonable business judgment based on scientific or economic evidence, it is impossible for Helsinn to carry out further development or marketing of XL119. If the rights to develop and market XL119 revert to us, we will have to fund the clinical programs for XL119 on our own, seek a strategic partner to fund the further development, which may not be available on favorable terms, or at all, or outlicense or abandon XL119.

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

Under our license agreement with Helsinn, we are required to supply to Helsinn certain clinical trial materials (at Helsinn’s expense) by April 30, 2006 for the ongoing Phase 3 clinical trials of XL119. While we expect that we will be able to obtain clinical trial materials when necessary to satisfy our obligation to deliver the required materials to Helsinn, we cannot be certain that we will be able to supply the materials in a timely manner. Our inability to obtain clinical trial materials would result in reduced milestone payments under the license agreement. Furthermore, if we fail to supply these materials and such failure prevents Helsinn from enrolling additional patients or from maintaining the then-current enrollment in the Phase 3 trials, then Helsinn may terminate the license agreement or elect to continue the agreement at a reduced royalty rate. If the license agreement is terminated, the rights to develop and market XL119 would revert to us and we would have to fund the clinical development of XL119 on our own. If Helsinn chooses to continue the agreement at a reduced royalty rate, potential future royalty payments by Helsinn would be reduced.

Disagreements between SEI and us regarding the development of our product candidates XL647, XL999 and XL784 may cause significant delays and other impediments in the development of these product candidates, which could negatively affect the value of these product candidates.

We have licensed to SEI our intellectual property rights, including commercialization rights, to our product candidates XL647, XL999 and XL784 in exchange for SEI’s investment of up to $80.0 million to advance the clinical development of XL647, XL999 and XL784. We are responsible for developing XL647, XL999 and XL784 in accordance with a specified development plan and related development budget. Our development activities will be supervised by SEI’s development committee, which is comprised of an equal number of representatives from Exelixis and SEI. If the development committee cannot resolve a particular development issue, the issue will be referred to the chief executive officers of Exelixis and SEI. Any disagreements between SEI and us regarding a development decision may cause significant delays in the development and commercialization of our product candidates XL647, XL999 and XL784 as well as lead to development decisions that do not reflect our interests. Any such delays or development decisions not in our interest could negatively affect the value of XL647, XL999 and XL784.

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

If these agreements or agreements with other partners are not renewed or are terminated early, whether unilaterally or by mutual agreement, or if we are unable to enter into new collaborative agreements on commercially acceptable terms, our revenues and product development efforts could suffer. For example, our agreement with Pharmacia Corporation terminated by mutual agreement in February 2002, which eliminated the opportunity for us to earn approximately $9.0 million in research revenue in 2002 and 2003. Similarly, our collaboration with GlaxoSmithKline is scheduled to expire in October 2008 but is subject to earlier termination at the discretion of GlaxoSmithKline starting in 2005 if we fail to meet certain diligence requirements. Our agreements with Bristol-Myers Squibb and Wyeth also contain early termination provisions. In addition, from time to time we review and assess certain aspects of our collaborations, partnerships and agreements and may amend or terminate, either by mutual agreement or pursuant to any applicable early termination provisions, such collaborations, partnerships or agreements if we deem them to be no longer in our economic or strategic interests. For example, in March 2005 we agreed with Bayer CropScience LP to terminate the research term under our collaboration with Bayer CropScience in order to allow us to focus on our core business. We may not be able to enter into new collaborative agreements on similar or superior financial terms to offset the loss of revenue from the termination or expiration of any of our existing arrangements, and the timing of new collaborative agreements may have a material adverse effect on our ability to continue to successfully meet our objectives.

Conflicts with our collaborators could jeopardize the outcome of our collaborative agreements and our ability to commercialize products.

We are conducting proprietary research programs in specific disease, therapeutic modality and agricultural product areas that are not covered by our collaborative agreements. Our pursuit of opportunities in pharmaceutical and agricultural markets could result in conflicts with our collaborators in the event that any of our collaborators takes the position that our internal activities overlap with those areas that are exclusive to our collaborative agreements, and we should be precluded from such internal activities. Moreover, disagreements with our collaborators could develop over rights to our intellectual property. In addition, our collaborative agreements may have provisions that give rise to disputes regarding the respective rights and obligations of the parties, including the rights of collaborators with respect to our internal programs and disease area research. Any conflict with or among our collaborators could lead to the termination of our collaborative agreements, delay collaborative activities, impair our ability to renew agreements or obtain future collaboration agreements or result in litigation or arbitration and would negatively impact our relationship with existing collaborators. If our collaborators fail to develop or commercialize any of our compounds or product candidates, we would not receive any future royalties or milestone payments for such compounds or product candidates. We have limited or no control over the resources that our collaborators may choose to devote to our joint efforts. Our collaborators may breach or terminate their agreements with us or fail to perform their contractual obligations. Also, our collaboration agreements may be subject to early termination by mutual agreement. Further, our collaborators may elect not to develop products arising out of our collaborative arrangements, may experience financial difficulties, may undertake business combinations or significant changes in business strategy that adversely affect their willingness or ability to complete their obligations under any arrangement with us or may fail to devote sufficient resources to the development, manufacture, marketing or sale of such products. Certain of our collaborators could also become competitors in the future. If our collaborators develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain necessary regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the development and commercialization of our products, our product development efforts could be delayed and may fail to lead to commercialized products.

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

We currently do not have the manufacturing capabilities or experience necessary to enable us to produce materials for our clinical trials. We have a remaining obligation under our license agreement with Helsinn to deliver certain clinical trial materials to Helsinn for the ongoing Phase 3 clinical trials of XL119 by April 30, 2006. We rely on collaborators and third-party contractors to produce our compounds for preclinical and clinical testing. These suppliers must comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or GMP. Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our future profit margins and our ability to develop and commercialize product candidates on a timely and competitive basis. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our clinical trials may be delayed. Delays in preclinical or clinical testing could delay the filing of our INDs and the initiation of clinical trials.

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

Our ability to commercialize any products that we may develop will be highly dependent upon the extent to which these products gain market acceptance among physicians, patients, health care payors, such as Medicare and Medicaid, private health insurers, including managed care organizations and group purchasing organizations, and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate adequate product revenues, and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend upon a number of factors, including:

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

In addition, in some foreign countries, particularly the countries in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, price negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in the commercialization of our product candidates. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly approved health care products. In particular, third-party payors may limit the indications for which they will reimburse patients who use any products that we may develop. Cost-control initiatives could decrease the price we might establish for products that we may develop, which would result in lower product revenues to us.

Our competitors may develop products and technologies that make our products and technologies obsolete.

The biotechnology industry is highly fragmented and is characterized by rapid technological change. In particular, the area of kinase-targeted therapies is a rapidly evolving and competitive field. We face, and will continue to face, intense competition from large biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us, which would impair our ability to commercialize our product candidates. Our future success will depend upon our ability to maintain a competitive position with respect to technological advances. Any products that are developed through our technologies will compete in highly competitive markets. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive. In addition, there may be product candidates of which we are not aware at an earlier stage of development that may compete with our product candidates.

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

Our commercial success depends in part upon our ability to avoid infringing patents and proprietary rights of third parties and not breaching any licenses that we have entered into with regard to our technologies. Other parties have filed, and in the future are likely to file, patent applications covering genes and gene fragments, techniques and methodologies relating to model systems and products and technologies that we have developed or intend to develop. If patents covering technologies required by our operations are issued to others, we may have to obtain licenses from third parties, which may not be available on commercially reasonable terms, or at all, and may require us to pay substantial royalties, grant a cross-license to some of our patents to another patent holder or redesign the formulation of a product candidate so that we do not infringe third-party patents, which may be impossible to obtain or could require substantial time and expense.

Third parties may accuse us of employing their proprietary technology without authorization. In addition, third parties may obtain patents that relate to our technologies and claim that use of such technologies infringes on these patents. Regardless of their merit, such claims could require us to incur substantial costs, including the diversion of management and technical personnel, in defending ourselves against any such claims or enforcing our patents. In the event that a successful claim of infringement is brought against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any of these licenses could adversely affect our ability to develop and commercialize products.

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

We are highly dependent upon the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. Also, we do not currently have sufficient technical personnel to fully execute our business plan. Recruiting and retaining qualified scientific and clinical personnel will be critical to support activities related to advancing our clinical and preclinical development programs, and supporting our collaborative arrangements and our internal proprietary research and development efforts. Competition is intense for experienced technical personnel, and we may be unable to retain or recruit scientists with the expertise or experience necessary to allow us to pursue collaborations, develop our products and core technologies or expand our operations to the extent otherwise possible. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

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

We have experienced a period of rapid and substantial growth that has placed, and our anticipated growth in the future will continue to place, a strain on our research, administrative and operational infrastructure. As our operations expand, we will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our reporting systems and procedures as well as our operational, financial and management controls. In addition, SEC rules and regulations have increased the internal control and regulatory requirements under which we operate. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner to meet future requirements.

Our headquarters facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other disaster could damage our facilities and equipment, which could harm our operations.

Given our headquarters’ location in South San Francisco, California, our facilities are vulnerable to damage from earthquakes. We currently do not carry earthquake insurance. We are also vulnerable worldwide to damage from other types of disasters, including fire, floods, power loss, communications failures, terrorism and similar events since any insurance we may maintain may not be adequate to cover our losses. If any disaster were to occur, our ability to operate our business at our facilities could be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities could cause significant delays in our programs and make it difficult for us to recover from a disaster. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

Security breaches may disrupt our operations and harm our operating results.

Our network security and data recovery measures may not be adequate to protect against computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. The misappropriation, theft, sabotage or any other type of security breach with respect to any of our proprietary and confidential information that is electronically stored, including research or clinical data, could have a material adverse impact on our business, operating results and financial condition. Additionally, any break-in or trespass of our facilities that results in the misappropriation, theft, sabotage or any other type of security breach with respect to our proprietary and confidential information, including research or clinical data, or that results in damage to our research and development equipment and assets could have a material adverse impact on our business, operating results, and financial condition.

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

In addition, our collaborators may use hazardous materials in connection with our collaborative efforts. In the event of a lawsuit or investigation, we could be held responsible for any injury caused to persons or property by exposure to, or release of, these hazardous materials used by these parties. Further, we may be required to indemnify our collaborators against all damages and other liabilities arising out of our development activities or products produced in connection with these collaborations.

We face potential product liability exposure far in excess of our limited insurance coverage.

We may be held liable if any product we or our collaborators develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, product liability claims could result in decreased demand for our product candidates, injury to our reputation, withdrawal of patients from our clinical trials, substantial monetary awards to trial participants and the inability to commercialize any products that we may develop. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling or testing our products. We have obtained limited product liability insurance coverage for our clinical trials in the amount of $10.0 million per occurrence and $10.0 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, if insurance coverage becomes more expensive, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for any of our product candidates, we intend to expand our insurance coverage to include the sale of commercial products, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, juries have awarded large judgments in class action lawsuits for claims based on drugs that had unanticipated side effects. In addition, the pharmaceutical and biotechnology industries, in general, have been subject to significant medical malpractice litigation. A successful product liability claim or series of claims brought against us would decrease our cash reserves and could cause our stock price to fall.

Risks Related to Genetic Engineering of Agricultural Products

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

The subject of genetically modified organisms has received negative publicity, which has aroused public debate. For example, certain countries in Europe require labeling of products that contain genetic modifications or are “genetically modified”. In addition, the European Union has implemented rules that regulate the placing on the market of food and feed products containing or consisting of genetically modified organisms. These rules also provide for the labeling of such products to the final consumer. Adverse publicity has resulted in greater regulation internationally and trade restrictions on imports of genetically altered products. If similar action is taken in the United States or other countries, genetic research and genetically engineered products could be subject to greater domestic regulation, including stricter labeling requirements. To date, our business has not been hampered by these activities. However, such publicity in the future may prevent any products resulting from our research from gaining market acceptance and reduce demand for our products, which are developed using genetic engineering.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results and stock price to volatility, including:

•	recognition of upfront licensing or other fees;

•	payments of non-refundable upfront or licensing fees to third parties;

•	acceptance of our technologies and platforms;

•	the success rate of our discovery efforts leading to milestone payments and royalties;

•	the introduction of new technologies or products by our competitors;

•	the timing and willingness of collaborators to commercialize our products;

•	our ability to enter into new collaborative relationships;

•	the termination or non-renewal of existing collaborations;

•	the timing and amount of expenses incurred for clinical development and manufacturing of our product candidates;

•	the impairment of acquired goodwill and other assets; and

•	general and industry-specific economic conditions that may affect our collaborators’ research and development expenditures.

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

The trading price of our common stock has been highly volatile, and we believe the trading price of our common stock will remain highly volatile and may fluctuate substantially due to factors such as the following:

•	adverse results or delays in clinical trials;

•	announcement of FDA approval or non-approval, or delays in the FDA review process, of our or our collaborators’ product candidates or those of our competitors or actions taken by regulatory agencies with respect to our, our collaborators’ or our competitors’ clinical trials;

•	the announcement of new products by us or our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	litigation, including intellectual property infringement lawsuits, involving us;

•	failure to achieve operating results projected by securities analysts;

•	changes in earnings estimates or recommendations by securities analysts;

•	financing transactions;

•	developments in the biotechnology or pharmaceutical industry;

•	sales of large blocks of our common stock or sales of our common stock by our executive officers, directors and significant stockholders;

•	departures of key personnel or board members;

•	developments concerning current or future collaborations;

•	FDA or international regulatory actions;

•	third-party reimbursement policies;

•	acquisitions of other companies or technologies;

•	disposition of any of our subsidiaries, technologies or compounds; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Due to their combined stock holdings, our officers, directors and principal stockholders (stockholders holding more than 5% of our common stock), acting together, may be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of our stockholders. In addition, the interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that would not be widely viewed as beneficial.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent or deter attempts by our stockholders to replace or remove our current management.

Provisions in our corporate charter and bylaws may discourage, delay or prevent an acquisition of our company, a change in control, or attempts by our stockholders to replace or remove members of our current Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease an aggregate of 367,973 square feet of office and laboratory facilities. In California, we lease 327,980 square feet in our South San Francisco and San Diego locations. The South San Francisco location, which is comprised of five buildings totaling 296,205 square feet, is covered by three lease agreements. The first two leases covering three buildings for a total of 180,967 square feet expire in 2017, with two five-year options to extend their respective terms prior to expiration. The third lease covering two buildings for a total of 115,238 square feet expires in 2018. In our San Diego location, we lease 31,775 square feet under a month-to-month lease, with a nine-month termination notice.

In Portland, Oregon, we lease 17,860 square feet of office and laboratory space. The lease expires in February 2009 but we may terminate it earlier effective March 2008.

In Köln, Germany, we lease an aggregate of 22,133 square feet of office and laboratory space under two leases. These leases expire in 2007 and 2008, with options to renew for an additional term of three to four years.

In addition to our leased facilities, we own a 15-acre farm in Woodburn, Oregon. Greenhouse capacity at the farm currently totals 50,000 square feet.

We believe that our existing facilities, both leased and owned, have sufficient space to accommodate our current needs and also provide for the expansion of our operations for the near term.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq National Market under the symbol “EXEL” since April 11, 2000. The following table sets forth, for the periods indicated, the high and low intraday sales prices for our common stock as reported by the Nasdaq National Market:

	Common Stock Price
	High	Low
Quarter ended December 31, 2005	$9.96	$6.53
Quarter ended September 30, 2005	$9.37	$7.10
Quarter ended June 30, 2005	$8.57	$6.51
Quarter ended March 31, 2005	$9.69	$6.02
Quarter ended December 31, 2004	$9.79	$7.97
Quarter ended September 30, 2004	$10.10	$6.11
Quarter ended June 30, 2004	$10.64	$8.04
Quarter ended March 31, 2004	$9.50	$6.81

On February 28, 2006, the last reported sale price on the Nasdaq National Market for our common stock was $10.86 per share.

Holders

As of February 28, 2006, there were approximately 719 stockholders of record of Exelixis common stock.

Dividends

Since inception, we have not paid dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and currently do not plan to pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2005 with respect to all of Exelixis’ equity compensation plans in effect as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2000 Equity Incentive Plan[1]	12,209,780	$10.69	9,590,306
2000 Non-Employee Directors’ Stock Option Plan[2]	535,000	12.35	1,299,695
2000 Employee Stock Purchase Plan[3]	—	—	1,622,096
1994 & 1997 Equity Incentive Plan[4]	290,314	7.64	23,462
1997 Agritope Stock Award Plan[5]	122,337	14.91	458,106
Equity compensation plans not approved by stockholders:
None	—	—	—

Total	13,157,431	$10.73	12,993,665

The above equity compensation plans were adopted with the approval of our security holders.

[1]	In January 2000, we adopted the 2000 Equity Incentive Plan (“2000 Plan”) to replace the 1997 Plan (described below in note 4). A total of 3.0 million shares of Exelixis common stock were initially authorized for issuance under the 2000 Plan. On the last day of each year for ten years, starting in 2000, the share reserve will automatically be increased by a number of shares equal to the greater of: (i) 5% of our outstanding shares on a fully-diluted basis and (ii) that number of shares subject to stock awards granted under the 2000 Plan during the prior 12-month period; provided, however, that the share increases shall not exceed 30.0 million shares in the aggregate. The Board of Directors may, however, provide for a lesser number at any time prior to the calculation date.

[2]	In January 2000, we adopted the 2000 Non-Employee Directors’ Stock Option Plan (“Director Plan”). The Director Plan provides for the automatic grant of options to purchase shares of common stock to non- employee directors. A total of 0.5 million shares of our common stock were initially authorized for issuance under the Director Plan. On the last day of each year for ten years, starting in 2000, the share reserve will automatically be increased by a number of shares equal to the greater of: (i) 0.75% of our outstanding shares on a fully-diluted basis and (ii) that number of shares subject to options granted under the Director Plan during the prior 12-month period. The Board of Directors may, however, provide for a lesser number at any time prior to the calculation date.

[3]	In January 2000, we adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP was amended in April 2005 to increase the total number of shares issuable under the plan. The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each purchase period. A total of 0.3 million shares of common stock were initially authorized for issuance under the ESPP. On the last day of each year for ten years, starting in 2000, the share reserve will automatically be increased by a number of shares equal to the greater of: (i) 0.75% of our outstanding shares on a fully-diluted basis and (ii) that number of shares subject to stock awards granted under the plan during the prior 12-month period; provided, however, that the share increases shall not exceed 3.4 million shares in the aggregate. However, the board may provide for a lesser number at any time prior to the calculation date.

[4]	In January 1995, we adopted the 1994 Employee, Director and Consultant Stock Option Plan (“1994 Plan”). The 1994 Plan provides for the issuance of incentive stock options, non-qualified stock options and stock purchase rights to key employees, directors, consultants and members of the Scientific Advisory Board. In September 1997, we adopted the 1997 Equity Incentive Plan (“1997 Plan”). The 1997 Plan amends and supersedes the 1994 Plan. The 1997 Plan was replaced by the 2000 Plan. No further options will be issued under any of the predecessor plans to the 2000 Plan.

[5]	In November 1997, Agritope adopted the 1997 Stock Award Plan (“Agritope Plan”). The Agritope Plan provides for the issuance of incentive stock options and non-qualified stock options to key Agritope employees, directors, consultants and members of its Scientific Advisory Board.

In connection with the acquisition of Agritope in December 2000, we assumed all the options granted and outstanding to former directors, consultants and employees of Agritope under the Agritope, Inc. 1997 Stock Award Plan. Each outstanding Agritope stock option was converted into the right to purchase the number of shares of our common stock as determined using the applicable exchange ratio of 0.35. All other terms and conditions of the Agritope stock options did not change and such options will operate in accordance with their terms.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from our audited consolidated financial statements. The financial information as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$75,961	$52,857	$51,540	$44,322	$41,006
Operating expenses:
Research and development	141,135	137,724	127,622	112,014	82,700
General and administrative	27,731	20,905	18,586	18,758	19,166
Amortization of goodwill and intangibles	1,086	779	666	666	5,092
Restructuring charge	—	2,275	925	708	—
Acquired in-process research and development	—	26,376	—	—	6,673
Impairment of goodwill	—	—	—	—	2,689

Total operating expenses	169,952	188,059	147,799	132,146	116,320

Loss from operations	(93,991)	(135,202)	(96,259)	(87,824)	(75,314)
Total other income (expense)	(819)	(2,043)	1,140	3,290	4,128

Loss from continuing operations before income taxes and noncontrolling interest in Symphony Evolution, Inc.	(94,810)	(137,245)	(95,119)	(84,534)	(71,186)
Provision (benefit) for income taxes	—	—	(345)	345	—

Loss from continuing operations before noncontrolling interest in Symphony Evolution, Inc.	(94,810)	(137,245)	(94,774)	(84,879)	(71,186)
Loss attributed to noncontrolling interest in Symphony Evolution, Inc.	10,406	—	—	—	—

Loss from continuing operations	(84,404)	(137,245)	(94,774)	(84,879)	(71,186)
Loss from operations of discontinued segment	—	—	—	(1,251)	—

Net loss	$(84,404)	$(137,245)	$(94,774)	$(86,130)	$(71,186)

Loss per share from continuing operations	$(1.07)	$(1.89)	$(1.45)	$(1.50)	$(1.53)
Loss per share from discontinued operations	—	—	—	(0.02)	—

Net loss per share, basic and diluted	$(1.07)	$(1.89)	$(1.45)	$(1.52)	$(1.53)

Shares used in computing basic and diluted net loss per share	78,810	72,504	65,387	56,615	46,485

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, marketable securities, investments held by Symphony Evolution, Inc. and restricted cash and investments	$210,499	$171,223	$241,930	$221,987	$227,700
Working capital	101,606	100,161	189,968	178,914	194,242
Total assets	332,712	291,340	357,794	339,113	346,614
Long-term obligations, less current portion	121,333	144,491	102,411	65,372	48,667
Deferred stock compensation, net	—	—	(33)	(977)	(4,137)
Accumulated deficit	(603,777)	(519,373)	(382,128)	(287,354)	(201,224)
Total stockholders’ equity	33,543	50,671	161,482	175,920	237,220

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the “Selected Financial Data” and the financial statements and notes thereto included in this Annual Report on Form 10-K. Historical operating results are not necessarily indicative of results that may occur in future periods.

Overview

Exelixis is committed to developing innovative therapies for cancer and other serious diseases. Through our discovery research and clinical development initiatives, we are building a portfolio of novel compounds that we believe have the potential to be high-quality, differentiated pharmaceutical products.

Utilizing our library of more than four million compounds, we integrate high-throughput processes, medicinal chemistry, bioinformatics, structural biology and early in vivo testing in parallel to characterize thousands of compounds, a process that is designed to enable us to move with speed in research and development. This approach allows us to select highly qualified drug candidates that meet our extensive list of development criteria from a large pool of compounds.

To date, we have filed eight investigational new drug applications (INDs). We believe that our deep pool of drug candidates will enable us to continue to file multiple new INDs each year for the foreseeable future. As our compounds advance into clinical development, we expect to generate a critical mass of data that will help us to understand the full clinical and commercial potential of our product candidates. In addition to guiding the potential commercialization of our innovative therapies, these data may contribute to the understanding of disease and help improve treatment outcomes.

Our current pipeline includes the following compounds:

Compound	Targets	Indication	Stage of Development
XL119*	Topoisomerase 2	Biliary tract cancer	Phase 3
XL999**	VEGFR, PDGFR, FGFR	Renal cell carcinoma, colon, ovarian, non-small cell lung cancers	Phase 2
XL784**	ADAM 10	Diabetic nephropathy	Phase 1
XL647**	EGFR, HER2, VEGFR	Cancer	Phase 1
XL880	c-MET, VEGFR2	Cancer	Phase 1
XL820	c-KIT, VEGFR2 and PDGFR	Cancer	Phase 1
XL844	CHK 1 and 2	Cancer	Phase 1
XL184	c-MET, VEGFR2	Cancer	Phase 1
XL281	RAF	Cancer	Preclinical
XL418	AKT/S6K	Cancer	Preclinical
XL228	ABL, SRC	Cancer	Preclinical
XL550	MR	Hypertension	Preclinical
XL335*	FXR	Atherosclerosis	Preclinical
EXEL2255*	LXR	Atherosclerosis	Preclinical

*	XL119, XL335 and EXEL2255 are out-licensed to Helsinn, Wyeth and BMS, respectively as described in this report.
**	Out-licensed to Symphony Evolution, Inc. and subject to exclusive repurchase options as described in this report.

Pursuant to a product development and commercialization agreement between Exelixis and GlaxoSmithKline, GlaxoSmithKline has the option, after completion of clinical proof-of-concept by

Exelixis, to elect to develop up to three compounds in Exelixis’ product pipeline, which may include XL784 and the cancer compounds identified in the table above (other than XL119).

We have established collaborations with major pharmaceutical and biotechnology companies based on the strength of our technologies and expertise in biology, drug discovery and development that allow us to retain economic participation in compounds and support additional development of our proprietary products. Through these collaborations, we obtain license fees, research funding, and the opportunity to receive milestone payments and royalties from research results and subsequent product development activities. We have ongoing commercial collaborations with several leading pharmaceutical and biotechnology companies, including GlaxoSmithKline, Bristol-Myers Squibb and Genentech. We expect to continue to use corporate partnering as a strategic tool to cultivate our assets, fund our operations and expand the therapeutic and commercial potential of our pipeline.

As our company has matured and our development efforts have intensified, we have restructured our organization as needed to reallocate resources and enhance the efficiency of our operations. We believe that these efforts have strengthened us by enabling us to achieve an appropriate functional balance within our organization.

Certain Factors That May Affect Our Business

Industry-wide Factors

Successful development of drugs is highly difficult and uncertain. Our business requires significant investments in research and development over many years, often for products that fail during the research and development process. Our long-term prospects depend upon our ability and the ability of our partners to successfully commercialize new therapeutics in highly competitive areas such as cancer.

Company-specific Factors

Our financial performance will be driven by many factors, including:

•	Clinical Trials. We currently have multiple compounds in clinical testing and expect to continue to advance more compounds into clinical development. Our compounds may fail to show safety or efficacy in clinical testing. Furthermore, predicting the timing of the completion or initiation of clinical trials is exceedingly difficult and our trials may be delayed due to many factors, including factors outside of our control. The future development path of each of our compounds depends upon the results of each stage of clinical development. In general, we will incur increased operating expenses for compounds that advance to the next stage of clinical development, whereas expenses will end for compounds that do not warrant further clinical development.

•	Liquidity. As of December 31, 2005, we had $210.5 million in cash and cash equivalents and marketable securities, which included restricted cash and investments of $12.7 million and investments held by Symphony Evolution, Inc. (SEI) of $34.0 million. We currently anticipate that our current cash and cash equivalents, marketable securities, investments held by SEI, additional committed financing from SEI and other funding that we expect to receive from collaborators, which includes a moderate level of business development activity, will enable us to maintain our operations for at least the next 12 months. This estimate includes the scheduled repayment of a $30.0 million convertible promissory note to Protein Design Labs due in May 2006. We will have to obtain additional funding in order to support the aggressive development of our broad clinical and preclinical pipelines. Our minimum liquidity needs are also determined by certain financial covenants contained in our loan and security agreement with GlaxoSmithKline, which require us to maintain working capital of at least $25.0 million and cash and investments of at least $50.0 million. Our ability to raise additional funds may be severely impaired if any of our product candidates fails to show safety or efficacy in clinical testing.

•	Reliance on Partners. We currently have no pharmaceutical products that have received marketing approval, and we have generated no revenues from the sale of such products. We do not expect to generate product revenues from the sale of pharmaceutical products in the near term and expect that all of our revenues, such as milestone and royalty revenues, will be generated from collaboration agreements with our partners. Milestones under these agreements may be tied to factors that are outside of our control, such as significant clinical or regulatory events with respect to compounds that have been licensed to our partners.

•	GlaxoSmithKline Compound Selection. Pursuant to our product development and commercialization agreement with GlaxoSmithKline, GlaxoSmithKline has the option, after completion of clinical proof-of-concept by us, to elect to develop up to three compounds in our product pipeline, which may include XL784, XL647, XL999, XL880, XL184, XL820, XL844, XL281, XL418, XL228 and two earlier stage oncology programs. A compound selection by GlaxoSmithKline could potentially trigger significant milestone payments. The size of these milestone payments depends largely on how quickly we can advance compounds to proof-of-concept. Delays in obtaining clinical proof-of-concept for compounds subject to GlaxoSmithKline’s election rights may decrease the size of any GlaxoSmithKline milestones and negatively impact our financial position.

•	Symphony Evolution. In 2005, we licensed three of our lead compounds (XL784, XL647 and XL999) to SEI in return for up to $80.0 million in investment for the clinical development of these compounds. We continue to be primarily responsible for the development of these compounds in accordance with a specified development plan and related development budget. We have retained exclusive options to reacquire the compounds from SEI at specified purchase prices. If GlaxoSmithKline elects any of the compounds licensed to SEI for further development, we would have to repurchase such compound or compounds from SEI. If selection milestones received under our GlaxoSmithKline collaboration are insufficient to cover the repurchase price, we may have to raise additional funds to cover the repurchase price. In addition, the repurchase prices for the compounds licensed to SEI increase over the length of the option period.

Critical Accounting Estimates

Our consolidated financial statements and related notes are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition

Most of our revenues are generated from complex research and licensing arrangements. These research and licensing arrangements may include up-front non-refundable payments. Although these up-front payments are generally non-refundable, under GAAP we defer the revenues under these arrangements and recognize the revenues on a straight-line basis over our expected period of continuing involvement, generally the research term specified in the agreements. Our research and license arrangements may also include milestone payments. Although these milestone payments are generally non-refundable once the milestone is achieved, we recognize the milestone revenues on a straight-line basis over the research term of the arrangement. This typically results in a portion of the milestone being recognized on the date the milestone is achieved, with the balance being recognized over the remaining research term of the agreement. It is our understanding that there is diversity in practice on the recognition of milestone revenue. Other companies have adopted an alternative acceptable milestone revenue recognition policy whereby the full milestone fee is recognized upon completion of the milestone. If we had adopted such a policy, our revenues recorded to date would have increased and our deferred revenues would have decreased by a material amount compared to total revenue recognized.

Goodwill and Intangible Impairment

As of December 31, 2005, our consolidated balance sheet included $70.8 million of goodwill and other intangible assets. Under GAAP, we evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. We will also evaluate other intangible assets for impairment when impairment indicators are identified.

The impairment tests for goodwill are performed at the reporting unit level and require us to perform a two-step impairment test. Our reporting units have been determined to be consistent with our operating segments. In the first step, we compare the fair value of our reporting units to their respective carrying values. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its fair value, then we record an impairment loss equal to the difference.

Determining the fair value of a reporting unit or assessing the recoverability of our other intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. We do not believe other reasonable assumptions would have yielded an impairment of goodwill. Actual future results may differ from those estimates.

Clinical Trial Accruals

Substantial portions of our preclinical studies and all of our clinical trials have been performed by third-party contract research organizations (CROs) and other vendors. We accrue expenses for pre-clinical studies performed by our vendors based on certain estimates over the term of the service period and adjust our estimates as required. We accrue costs for clinical trial activities performed by CROs based upon the estimated amount of work completed on each study. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled and the duration for which they will be enrolled in the study. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms. However, if we have incomplete or inaccurate information, we may underestimate activity levels associated with various studies at a given point in time. In this event, we could record adjustments to research and development expenses in future periods when the actual activity level becomes known. Such costs are charged to research and development expenses as incurred. No material adjustments to preclinical study and clinical trial expenses have been recognized to date.

Stock Option Valuation

The preparation of the financial statement footnotes requires us to estimate the fair value of stock options granted to employees. While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option pricing model to estimate the fair value of employee stock options. However, the Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the stock price volatility. The methods we have used to determine the input assumptions are similar to the methodology outlined under the new standard as discussed below. Because our stock options have characteristics significantly different from those of traded options, changes to the input assumptions can materially affect the fair value of our employee stock options.

We have evaluated our option valuation methodologies and assumptions in light of evolving accounting standards related to employee stock options. We will adopt FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and the Black-Scholes option pricing model, as outlined by this standard, beginning January 1, 2006. Under the new standard, our estimate of compensation expense will require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures and related tax effects. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, companies are required to estimate the expected term of the option for input to an option-pricing model. Because our historical exercise data is limited, we expect to use the “simplified” method to estimate the expected term as outlined in Staff Accounting Bulletin No. 107. The simplified method establishes an estimate of the expected term as the mid-point between the vesting term and the maximum contractual term. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to value stock based awards granted in future periods.

Results of Operations – Comparison of Years Ended December 31, 2005, 2004 and 2003

Revenues

Total revenues by category for the years ended December 31, 2005, 2004 and 2003 (in millions):

	Year Ended December 31,
	2005	2004	2003
Contract revenues:
Research and development funding	$46.7	$32.2	$31.5
Milestones	9.0	4.5	2.3
Delivery of compounds under chemistry collaborations	—	5.6	4.8
Other	—	0.1	0.4
License revenues:
Amortization of upfront payments, including premiums paid on equity purchases	20.3	10.5	12.5

Total revenues	$76.0	$52.9	$51.5

Total revenues, as compared to the prior year, were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2005	2004	2003
Total revenues	$76.0	$52.9	$51.5
Dollar increase	$23.1	$1.3
Percentage increase	44%	3%

The increase in research and development funding from 2004 to 2005 was driven primarily by increases in funding of $6.3 million from GlaxoSmithKline, $3.4 million in funding from the recognition of an early termination fee associated with the termination of our Genoptera collaboration and $1.8 million in funding from Genentech. The increase from 2003 to 2004 was driven primarily by increases in funding of $1.3 million from GlaxoSmithKline and $1.0 million in funding from Sankyo, partially offset by a decrease of $1.7 million in funding related to the conclusion of our collaboration with Protein Design Labs.

The increase in milestone revenues from 2004 to 2005 was driven primarily by $5.1 million in revenues associated with achieving two milestones under our collaboration with GlaxoSmithKline and a $0.9 million acceleration of milestone revenues associated with the termination of our Genoptera collaboration. These increases were partially offset by a decrease of $2.1 million in milestone revenues related to the termination of one of our Bristol-Myers Squibb collaborations. The increase from 2003 to 2004 was driven primarily by $1.6 million associated with our Bristol-Myers Squibb collaboration.

The decrease in revenues from the delivery of compounds under chemistry collaborations was due to the termination of most of these collaborations effective December 31, 2004. These collaborations included agreements with Cytokintetics, Elan, Schering-Plough, Scios and Merck. The increase from 2003 to 2004 was driven primarily by an increase in the delivery of compounds.

The increase in the amortization of upfront payments, including premiums paid on equity purchases, from 2004 to 2005 was driven primarily by an additional $5.2 million in revenues from the acceleration of upfront payments associated with the termination of our Genoptera collaboration and upfront payments of $4.0 million from Helsinn and $1.4 million from Genentech. These increases were partially offset by a decrease of $2.1 million related to the termination of one of our Bristol-Myers Squibb collaborations. The decrease from 2003 to 2004 was driven primarily by decreases of $2.3 million associated with the termination of one of our Bristol-Myers Squibb collaborations in July 2004.

The following table sets forth the percentage total revenues recognized under our collaboration agreements that exceeded 10% or more of total revenues during the years ending December 31, 2005, 2004 and 2003:

Collaborator	2005	2004	2003
GlaxoSmithKline	37%	30%	31%
Genoptera	32%	27%	28%
Bristol-Myers Squibb	7%	19%	21%

The GlaxoSmithKline increase in revenues from 2004 to 2005 of $12.3 million is primarily related to milestones achieved during May 2005 and increased research and development funding. The increase in Genoptera revenues from 2004 to 2005 of $9.6 million is due to the acceleration of upfront payments, milestones and a termination payment associated with the termination of our Genoptera collaboration. We will not receive any revenues from Genoptera after 2005 due to the termination of this collaboration. The Bristol-Myers Squibb decrease in revenues from 2004 to 2005 of $4.7 million is primarily related to the termination of one of our Bristol-Myers Squibb collaborations.

The slight decreases from 2003 to 2004 in revenues from GlaxoSmithKline, Genoptera and Bristol-Myers Squibb are primarily related to an overall increase in revenues from sources other than these collaborators.

Research and Development Expenses

Total research and development expenses, as compared to the prior year, were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2005	2004	2003
Research and development expenses	$141.1	$137.7	$127.6
Dollar increase	$3.4	$10.1
Percentage increase	2%	8%

Research and development expenses consist primarily of personnel expenses, laboratory supplies, consulting and facilities costs. The change in 2005 compared to 2004 resulted primarily from the following:

•	Consulting and Professional – Consulting and professional expense, which includes services performed by CROs and other vendors, increased by $5.4 million, or 27%, primarily due to an increase in activities associated with advancing our clinical and preclinical development programs. These activities included Phase 3 clinical trial activity for XL119, Phase 2 clinical trial activity for XL999 and Phase 1 clinical trial activity for XL647, XL999, XL880, XL784, XL844, XL820 and XL184.

•	Personnel – Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, increased by $2.9 million, or 6%, primarily due to the expansion of our drug development operations.

•	Facilities – Facilities expense increased by $1.3 million, or 9%, primarily due to our expansion into two additional buildings in South San Francisco, California largely as a result of our expanding development operations. We occupied the first building in July 2004 and the second in July 2005. The increase was also attributable to an additional building lease in San Diego, California, which we assumed in connection with our acquisition of X-Ceptor in October 2004.

•	Lab Supplies – Lab supplies expense decreased by $6.4 million, or 29%, primarily due to the termination of most of our combinatorial chemistry collaborations.

Changes in research and development expenses in 2004 compared to 2003 resulted primarily from the following costs:

•	Consulting and Professional – Consulting and professional expense increased by $7.5 million, or 62%, primarily due to activities related to advancing our clinical and preclinical development programs. These activities included Phase 3 clinical trial activity for XL119, Phase 1 clinical trial activity for XL647 and XL999, filing INDs for XL999 and XL880, and moving XL844, XL820, XL880 and XL184 through preclinical testing in anticipation of filing INDs in 2005.

•	Facilities – Facilities expense increased by $5.6 million, or 41%, primarily due to our expansion into an additional building in South San Francisco, California as a result of our expanding development operations and activities associated with advancing our preclinical and clinical development programs. The increase is also attributable to an additional building lease in San Diego, California, which we assumed in connection with our acquisition of X-Ceptor in October 2004.

•	Personnel – Personnel expense decreased by $0.7 million, or 2%, primarily due to our June 2004 restructuring that consolidated our research and discovery organizations and included a reduction in force of 62 employees.

•	Lab Supplies – Lab supplies expense decreased by $1.1 million, or 5%, primarily due to our June 2004 restructuring.

We currently estimate that typical Phase 1 clinical trials last approximately one year, Phase 2 clinical trials last approximately one to two years and Phase 3 clinical trials last approximately two to four years. However, the length of time may vary substantially according to factors relating to the specific clinical trial, such as the type and intended use of the product candidate, the clinical trial design and ability to enroll suitable patients. We expect that research and development expenses will continue to increase as we advance our compounds through development.

We currently do not have estimates of total costs to reach the market by a particular drug candidate or in total. Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may involve unanticipated additional clinical trials and that may not result in the necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. In addition, clinical trials of our potential products may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval. We expect to continue to make significant investments in research and development, including the purchase of property and equipment, to support our expanding preclinical and clinical development operations.

General and Administrative Expenses

Total general and administrative expenses, as compared to the prior year, were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2005	2004	2003
General and administrative expenses	$27.7	$20.9	$18.6
Dollar increase	$6.8	$2.3
Percentage increase	33%	12%

General and administrative expenses consist primarily of personnel expenses to support our general operating activities, facility costs and professional expenses, such as legal and accounting fees. The increase in 2005 from 2004 resulted primarily from increases in personnel expenses of $1.8 million to support development activities, legal and accounting expenses of $1.7 million, consulting expenses of $1.3 million as well as facility expenses of $0.5 million. The increase from 2003 to 2004 was primarily due to increases in personnel expenses of $1.8 million, legal and accounting expenses of $0.6 million and facility expenses of $0.4 million.

Amortization of Intangible Assets

Total amortization of intangible assets, as compared to the prior year, were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2005	2004	2003
Amortization of intangible assets	$1.1	$0.8	$0.7
Dollar increase	$0.3	$0.1
Percentage increase	39%	17%

Intangible assets result from our acquisitions of X-Ceptor, Genomica, Artemis and Agritope (renamed Exelixis Plant Sciences). These assets are amortized over specified time periods. The increase in amortization expense in 2005 compared to 2004 was due to the partial year amortization in 2004 of the assembled workforce that we acquired as a part of X-Ceptor. The increase in 2004 as compared to 2003 was due to approximately two months of workforce amortization related to the X-Ceptor acquisition.

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

During the third quarter of 2003, we implemented a restructuring of our research and development organization designed to reallocate resources and enhance the efficiency of our operations. The restructuring included a reduction in force of 61 research personnel located in South San Francisco, California and Tübingen, Germany, closure of our Tübingen location and relocation of certain research activities and employees from Tübingen to South San Francisco. The restructuring plan was substantially complete as of March 31, 2004. In connection with this restructuring plan, we recorded a cumulative charge of $1.5 million in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, of which $0.5 million was recorded during the year ended December 31, 2004. This charge consisted primarily of severance payments, retention bonuses, relocation costs, lease buyout costs and legal and outplacement services fees. The restructuring charge also included non-cash activity, including an impairment of assets of $0.1 million and a gain on closure of our Tübingen location of $0.2 million related to the removal from equity of the cumulative currency translation adjustment.

Acquired In-Process Research and Development

In May 2004, we purchased from Bayer CropScience its 50% interest in Agrinomics LLC, our joint venture with Bayer CropScience, in exchange for releasing Bayer CropScience from all future obligations under the joint venture agreement. We recorded the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by management based on valuation techniques in accordance with GAAP. As a result, we recorded net tangible liabilities of $0.5 million, intangible assets of $0.1 million and expense associated with the purchase of in-process research and development of $0.4 million, representing the fair value of two primary research projects that had not yet reached technological feasibility and had no alternative future use.

In October 2004, we completed the acquisition of X-Ceptor, a company focused on the discovery and development of therapies targeting metabolic and cardiovascular disorders. The transaction was accounted for as a purchase of assets. The total consideration for the acquisition was $25.7 million, which consisted of 2.6 million shares of our common stock, $2.9 million in cash and $2.3 million in transaction costs. The transaction costs included financial advisory, legal, accounting and other fees. As a result, we recorded tangible assets of $2.6 million, liabilities of $3.9 million, assembled workforce of $1.1 million and expense associated with the purchase of in-process research and development of $26.0 million, representing the fair value of three primary research projects that had not yet reached technological feasibility and had no alternative future use due to the early stage of the programs and the significant regulatory requirements remaining. Independent valuation experts assisted us during the valuation of the intangible assets acquired. The valuation of the acquired in-process research and development of $26.0 million was determined using the income approach for each of the three projects in process. The in-process projects relate to the development of programs that are focused on LXR, valued at $9.7 million, FXR, valued at $8.8 million, and MR, valued at $7.5 million, which at the time of the acquisition were expected to be completed over approximately the next seven to ten years. At the time of the acquisition, these programs did not have a development candidate.

The income approach estimates the value of each acquired project in process based on its expected future cash flows. The valuation analysis considered the percent complete of each in-process research and development project. The expected present value of the cash flows associated with the in-process research and development projects was computed using a risk adjusted rate of return of 15% which is considered commensurate with the inherent risk and percentage of completion of the in-process projects. The purchased technology was not considered to have reached technological feasibility and since it has no alternative future use due to the early stage of the programs, the considerable complexity and uniqueness of the programs and the significant regulatory requirements remaining, it was recorded as a component of operating expense.

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

In December 2005, we entered into a license agreement with Wyeth Pharmaceuticals Division (Wyeth). We granted to Wyeth an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate FXR. In addition, in December 2005, we entered into a collaboration agreement with Bristol-Myers Squibb for the discovery, development and commercialization of novel therapies targeted against LXR.

Total Other Income (Expense)

Total other income (expense), as compared to the prior year, were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2005	2004	2003
Total other income (expense)	$(0.8)	$(2.0)	$1.1
Dollar increase (decrease)	$1.2	$(3.2)
Percentage increase (decrease)	60%	(279)%

Total other income (expense) consists primarily of interest income earned on cash and cash equivalents and marketable securities, offset by interest expense incurred on our notes payable, bank obligations, capital lease obligations and convertible notes and loans. The decrease in other expense for 2005 compared to 2004 was primarily due to increases in interest expense as a result of an increase in the principal balance of our convertible loan with GlaxoSmithKline. The increased expenses were partially offset by increases in interest income as a result of an increase in our investment balances and higher average interest rates. The decrease in 2004 compared to 2003 was the result of increases in our notes payable, bank obligations and convertible loans. Our convertible loans increased by $30.0 million in December 2004 and December 2003. In addition, our interest income decreased due to an overall decline in our investment balances during 2004.

    Noncontrolling Interest in Symphony Evolution, Inc.

Pursuant to the agreements that we entered into with SEI and certain other parties in June 2005, we consolidate SEI’s financial condition and results of operations in accordance with FIN 46R. Accordingly, we have deducted the losses attributable to the noncontrolling interest (SEI’s losses) from our net loss in the consolidated statement of operations and we have also reduced the noncontrolling interest holders’ ownership interest in SEI in the consolidated balance sheet by SEI’s losses. For the years ended December 31, 2005 and 2004, the losses attributed to the noncontrolling interest holders were $10.4 million and none, respectively.

    Income Taxes

We have incurred net losses since inception and, consequently, have not recorded any U.S. federal or state income taxes. As of December 31, 2005, we had federal and California net operating loss carryforwards of $557.0 million and $272.0 million, respectively. As of December 31, 2005, we had federal and California research and development credit carryforwards of $19.8 million and $18.1 million, respectively. If not utilized, the net operating loss and credit carryforwards expire at various dates, which began in 2005.

We recorded a tax provision of $0.3 million during the year ended December 31, 2002 related to income earned in our foreign operations. Due to a favorable outcome on a position we took with the German tax authorities, we reversed the tax provision in 2003. We do not expect to pay income taxes on our foreign operations for the years ended December 31, 2005, 2004 or 2003.

Under the Internal Revenue Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. Annual limitations may result in the expiration of net operating loss and credit carryforwards before they are used.

Liquidity and Capital Resources

    Sources and Uses of Cash

The following table summarizes our cash flow activities for the years ended December 31, 2005 and 2004 (dollar amounts are presented in thousands):

	Year Ended December 31,
	2005	2004	2003
Net loss	$(84,404)	$(137,245)	$(94,774)
Adjustments to reconcile net loss to net cash used in operating activities	8,121	44,356	19,278
Changes in operating assets and liabilities	29,922	(947)	(3,741)

Net cash used in operating activities	(46,361)	(93,836)	(79,237)
Net cash provided by (used in) investing activities	(36,069)	20,464	(14,600)
Net cash provided by financing activities	100,933	39,653	114,666
Effect of foreign exchange rates on cash and cash equivalents	(137)	(4)	716

Net increase (decrease) in cash and cash equivalents	18,366	(33,723)	21,545
Cash and cash equivalents, at beginning of year	78,105	111,828	90,283

Cash and cash equivalents, at end of year	$96,471	$78,105	$111,828

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income. We have also financed certain of our research and development activities under our agreements with SEI. In August 2005, we received net proceeds, after underwriting fees and offering expenses, of $49.6 million from the sale of 6.5 million shares of our common stock under a shelf registration statement. As of December 31, 2005, we had $210.5 million in cash and cash equivalents and marketable securities, which includes restricted cash and investments of $12.7 million and investments held by SEI of $34.0 million.

Operating Activities

Our operating activities used cash of $46.4 million for the year ended December 31, 2005, compared to $93.8 million for 2004 and $79.2 million for 2003. Cash used in operating activities during 2005 related primarily to funding net losses and losses attributed to the noncontrolling interest, partially offset by changes in deferred revenues from collaborators and non-cash charges related to depreciation and amortization. Cash used in operating activities during 2004 related primarily to funding net losses and changes in deferred revenues from collaborators and accrued merger and acquisition costs, partially offset by non-cash charges related to acquired in-process research and development, depreciation and amortization of intangibles. Cash used in operating activities during 2003 related primarily to funding net losses and changes in deferred revenues from collaborators, partially offset by non-cash charges related to depreciation and amortization of deferred stock compensation and intangibles.

The decrease of $47.5 million in cash used in our operating activities for 2005 as compared to 2004 was primarily driven by a $52.8 million decrease in our net loss. While cash used in operating activities is primarily driven by our net loss, operating cash flows differ from our net loss as a result of differences in the timing of cash receipts and earnings recognition, expenses related to the noncontrolling interest and non-cash charges. For example, we recorded a net increase in deferred revenues of $28.0 million during 2005. This increase in deferred revenues represented the excess of cash received in 2005 over the revenues which were recognized and included in the calculation of net loss. In addition, net loss in 2005 excluded losses which are attributed to the noncontrolling interest in SEI. However, our cash used in operating activities in 2005 included expenses related to $10.4 million in losses attributed to the noncontrolling interest. The increase of $14.6 million in cash used in our operating activities for 2004 as compared to 2003 was primarily driven by a $42.5 million increase in our net loss, partially offset by a $26.4 million non-cash charge from acquired in-process research and development expenses. We expect to use cash for operating activities for at least the next several years as we continue to incur net losses associated with our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies.

Investing Activities

Our investing activities used cash of $36.1 million for the year ended December 31, 2005 compared to cash provided by investing activities of $20.5 million for 2004 and cash used in investing activities of $14.6 million for 2003. Cash used in investing activities for 2005 was primarily due to purchases and proceeds from maturities of marketable securities, purchases of investments held by SEI and purchases of property and equipment. Cash used and provided by investing activities for 2004 and 2003 were primarily due to purchases and proceeds from maturities of marketable securities, purchases of property and equipment and changes in restricted cash.

The increase of $56.5 million in cash used in investing activities for 2005 as compared to 2004 was primarily driven by increases of $40.7 million from purchases of investments held by SEI and $11.3 million from purchases of marketable securities, along with a decrease of $24.6 million in proceeds from maturities of marketable securities. This increase was partially offset by decreases of $14.6 million in restricted cash and investments and $6.6 million from proceeds from the sale of investments held by SEI. The increase of $35.1 million in cash provided by investment activities in 2004 as compared to 2003 was primarily driven by a decrease of $124.7 million from purchases of marketable securities offset by decreases of $80.5 million in proceeds from maturities of marketable securities and $3.1 million from the sale of marketable securities. During 2005, 2004 and 2003, we made investments in property and equipment of $14.4 million, $12.3 million and $14.2 million, respectively, and we expect to continue to make purchases of property and equipment to build research and development and administrative infrastructure to support our expanding preclinical and clinical development operations.

Financing Activities

Our financing activities provided cash of $100.9 million for the year ended December 31, 2005, compared to $39.7 million for 2004 and $114.7 million for 2003. Cash provided by our financing activities for 2005 was primarily driven by net proceeds of $37.0 million from the purchase of the noncontrolling interest by preferred shareholders in SEI and net proceeds of $49.6 million received through the sale of our common stock. In addition, we received $11.1 million in cash from the purchase of 1.0 million shares of our common stock by GlaxoSmithKline, which included a $2.2 million premium. Cash provided by our financing activities in 2004 included a draw under our GlaxoSmithKline loan facility of $30.0 million. Cash provided by our financing activities in 2003 was primarily driven by the follow-on public offering of 11.3 million shares of registered common stock, resulting in net proceeds of $74.7 million.

We finance property and equipment purchases through equipment financing facilities, such as capital leases, notes and bank obligations. Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities, merger and acquisition expenses and other general corporate purposes. During 2006, we have the ability to draw up to an additional $40.0 million from SEI. Over the next several years, we are required to make certain payments on capital leases, notes, bank obligations and loans from collaborators.

Cash Requirements

We have incurred net losses since inception, including a net loss of $84.4 million for the year ended December 31, 2005, and expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. We currently anticipate that our current cash and cash equivalents, marketable securities, investments held by SEI, additional committed financing from SEI and other funding that we expect to receive from collaborators, which includes a moderate level of business development activity, will enable us to maintain our operations for at least the next 12 months. This estimate includes the scheduled repayment of a $30.0 million convertible promissory note to Protein Design Labs due in May 2006. We may seek additional funding within this timeframe through collaborative relationships, private or public financing or other arrangements. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect.

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

In addition, we will have to obtain additional funding in order to stay in compliance with financial covenants contained in our collaboration with GlaxoSmithKline. Under a loan and security agreement, our working capital must not be less than $25.0 million and our cash and investments must not be less than $50.0 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations due thereunder.

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

We have contractual obligations in the form of operating and capital leases, notes payable and licensing agreements. The following chart details our contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable and bank obligations	$33,751	$11,893	$17,098	$4,760	$—
Licensing agreements	2,723	1,240	1,339	144	—
Capital lease obligations	98	98	—	—	—
Convertible promissory note and loan	121,783	30,000	30,289	61,494	—
Operating leases	165,921	16,144	28,237	27,804	93,736

Total contractual cash obligations	$324,276	$59,375	$76,963	$94,202	$93,736

Recent Accounting Pronouncements

We are required to adopt SFAS 123R on January 1, 2006. SFAS 123R will require the recognition of stock-based compensation at fair value in our statement of operations. We expect to adopt SFAS 123R under the modified prospective method. Under the modified prospective method, we will record compensation expense for all unvested stock options and restricted stock starting on January 1, 2006. We will also continue to apply the Black-Scholes option pricing model in determining the fair value of share based payments to employees, which will then be amortized on a straight line basis over the requisite service period. Under SFAS 123R, option grants are generally valued at the grant date and those valuations do not change once they have been established. As a result, the stock-based compensation expense we expect to record in 2006 will be based largely upon the amortization of costs for awards granted in 2005 and prior periods. This portion of our stock-based compensation expense will be fairly predictable and is expected to be similar to our historical pro forma disclosures. However, because of the variability in the assumptions to be used in the valuation of stock options we may grant in 2006 and the variability in the quantity and other terms of stock-based awards we may issue in 2006, our ability to predict the 2006 stock-based compensation expense is limited. We are continuing to evaluate the impact of SFAS 123R on our results of operations and financial condition and we currently estimate that our stock-based compensation expense will be in the range of $15.0 million to $20.0 million for 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, except warrants and stock options. Our off-balance sheet arrangements are described in further detail in Notes 10 and 11 of the notes to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. At December 31, 2005 and 2004, we had cash and cash equivalents, marketable securities, investments held by SEI and restricted cash and investments of $210.5 million and $171.2 million, respectively. Our marketable securities and investments are subject to interest rate risk, and our interest income may fluctuate due to changes in U.S. interest rates. By policy, we limit our investments to money market instruments, debt securities of U.S. government agencies and debt obligations of U.S. corporations. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated income taxes. We manage market risk through diversification requirements mandated by our investment policy, which limits the amount of our portfolio that can be invested in a single issuer. We manage credit risk by limiting our purchases to high-quality issuers. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. At December 31, 2005 and 2004, we had long-term debt and capital leases outstanding of $148.8 million and $147.4 million, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments or a combination thereof. The fair value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

We have estimated the effects on our interest rate sensitive assets and liabilities based on a one-percentage point hypothetical adverse change in interest rates as of December 31, 2005 and 2004. As of December 31, 2005 and 2004, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $3.3 million and $4.3 million, respectively. We have assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. Significant variations in market interest rates could produce changes in the timing of repayments due to available prepayment options. The fair value of such instruments could be affected and, therefore, actual results might differ from our estimate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EXELIXIS, INC.

Management’s Report on Internal Control over Financial Reporting

Management of Exelixis, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The company’s internal control over financial reporting is a process designed under the supervision of the company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of the end of the company’s 2005 fiscal year, management conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on the framework established in Internal Control –  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the company’s internal control over financial reporting as of December 31, 2005 was effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on our financial statements.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Exelixis, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Exelixis, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Exelixis, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Exelixis, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Exelixis, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Exelixis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Exelixis, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Exelixis, Inc. and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 7, 2006

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Stockholders of Exelixis, Inc.

We have audited the accompanying consolidated balance sheets of Exelixis, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of Exelixis, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exelixis, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Exelixis, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 7, 2006

EXELIXIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$96,471	$78,105
Marketable securities	67,307	77,078
Investments held by Symphony Evolution, Inc.	34,039	—
Other receivables	7,102	4,424
Prepaid expenses and other current assets	5,442	4,350

Total current assets	210,361	163,957
Restricted cash and investments	12,682	16,040
Property and equipment, net	35,577	35,463
Goodwill	67,364	67,364
Other intangibles, net	3,425	4,512
Other assets	3,303	4,004

Total assets	$332,712	$291,340

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,689	$5,931
Other accrued expenses	13,774	12,012
Accrued compensation and benefits	7,817	6,297
Current portion of capital lease obligations	98	1,931
Current portion of notes payable and bank obligations	11,893	8,928
Convertible promissory note	30,000	—
Deferred revenue	43,484	28,697

Total current liabilities	108,755	63,796
Capital lease obligations	—	98
Notes payable and bank obligations	21,858	21,398
Convertible promissory note and loans	85,000	115,000
Other long-term liabilities	14,475	7,995
Deferred revenue	45,329	32,382

Total liabilities	275,417	240,669

Noncontrolling interest in Symphony Evolution, Inc.	23,752	—
Commitments (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; issued and outstanding: 83,404,722 and 74,995,484 shares at December 31, 2005 and 2004, respectively	84	75
Additional paid-in-capital	636,263	569,345
Accumulated other comprehensive income	973	624
Accumulated deficit	(603,777)	(519,373)

Total stockholders’ equity	33,543	50,671

Total liabilities, noncontrolling interest and stockholders’ equity	$332,712	$291,340

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Contract	$55,715	$42,340	$39,027
License	20,246	10,517	12,513

Total revenues	75,961	52,857	51,540

Operating expenses:
Research and development(1)	141,135	137,724	127,622
General and administrative(2)	27,731	20,905	18,586
Amortization of intangible assets	1,086	779	666
Restructuring charge	—	2,275	925
Acquired in-process research and development	—	26,376	—

Total operating expenses	169,952	188,059	147,799

Loss from operations	(93,991)	(135,202)	(96,259)
Other income (expense):
Interest income	5,376	3,232	4,266
Interest expense	(6,190)	(5,378)	(3,722)
Other income (expense), net	(5)	103	596

Total other income (expense)	(819)	(2,043)	1,140

Loss before income taxes and noncontrolling interest in Symphony Evolution, Inc.	(94,810)	(137,245)	(95,119)
Benefit from income taxes	—	—	(345)

Loss before noncontrolling interest in Symphony Evolution, Inc.	(94,810)	(137,245)	(94,774)
Loss attributed to noncontrolling interest in Symphony Evolution, Inc.	10,406	—	—

Net loss	$(84,404)	$(137,245)	$(94,774)

Net loss per share, basic and diluted	$(1.07)	$(1.89)	$(1.45)

Shares used in computing basic and diluted loss per share amounts	78,810	72,504	65,387

(1)	Includes stock compensation expense of $110, $39 and $712 in 2005, 2004 and 2003, respectively (in thousands).
(2)	Includes stock compensation expense of $0, $17 and $200 in 2005, 2004 and 2003, respectively (in thousands).

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Notes Receivable From Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2002	59,386,500	$59	$463,764	$(1,210)	$(977)	$1,638	$(287,354)	$175,920
Net loss	—	—	—	—	—	—	(94,774)	(94,774)
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	(681)	—	(681)
Change in unrealized gain (loss) on derivative instruments	—	—	—	—	—	(119)	—	(119)
Change in accumulated translation adjustment	—	—	—	—	—	870	—	870

Comprehensive loss								(94,704)

Issuance of common stock under company stock plans, net of repurchases	732,677	1	4,132	—	—	—	—	4,133
Repayment of notes from stockholders for the exercise of stock options	(77,120)	—	(601)	1,157	—	—	—	556
Issuance of common stock, net of offering costs	11,253,048	11	74,654	—	—	—	—	74,665
Amortization of deferred stock compensation, net of cancellations	—	—	(32)	—	944	—	—	912

Balance at December 31, 2003	71,295,105	71	541,917	(53)	(33)	1,708	(382,128)	161,482
Net loss	—	—	—	—	—	—	(137,245)	(137,245)
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	(737)	—	(737)
Change in accumulated translation adjustment	—	—	—	—	—	(347)	—	(347)

Comprehensive loss								(138,329)

Issuance of common stock under company stock plans, net of repurchases	1,139,205	1	6,815	—	—	—	—	6,816
Issuance of common stock for acquisition	2,561,174	3	20,590	—	—	—	—	20,593
Repayment of notes from stockholders for the exercise of stock options	—	—	—	53	—	—	—	53
Amortization of deferred stock compensation, net of cancellations	—	—	23	—	33	—	—	56

Balance at December 31, 2004	74,995,484	75	569,345	—	—	624	(519,373)	50,671
Net loss	—	—	—	—	—	—	(84,404)	(84,404)
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	63	—	63
Change in accumulated translation adjustment	—	—	—	—	—	286	—	286

Comprehensive loss								(84,055)

Issuance of common stock under company stock plans, net of repurchases	909,238	—	5,505	—	—	—	—	5,505
Issuance of common stock, net of offering costs	6,500,000	8	49,608	—	—	—	—	49,616
Issuance of common stock under the GlaxoSmithKline collaboration	1,000,000	1	8,853	—	—	—	—	8,854
Issuance of warrants to Symphony Evolution Holdings, Inc.	—	—	2,842	—	—	—	—	2,842
Stock-based compensation expense	—	—	110	—	—	—	—	110

Balance at December 31, 2005	83,404,722	$84	$636,263	$—	$—	$973	$(603,777)	$33,543

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(84,404)	$(137,245)	$(94,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,669	16,715	17,079
Loss attributed to noncontrolling interest	(10,406)	—	—
Stock-based compensation expense	110	56	912
Acquired in-process research and development	—	26,376	—
Amortization of intangibles	1,086	779	666
Loss on the sale of equipment	60	—	—
Other	602	430	621
Changes in assets and liabilities:
Other receivables	(2,801)	16	(1,090)
Prepaid expenses and other current assets	(1,148)	(231)	1,019
Related-party receivables	45	170	510
Other assets	(1,022)	(1,403)	(93)
Accounts payable and other accrued expenses	355	764	4,961
Other long-term liabilities	6,479	2,875	1,065
Deferred revenue	28,014	(3,138)	(10,113)

Net cash used in operating activities	(46,361)	(93,836)	(79,237)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(1,600)	—
Purchases of investments held by Symphony Evolution, Inc.	(40,681)	—	—
Proceeds on sale of investments held by Symphony Evolution, Inc.	6,642	—	—
Purchases of property and equipment	(14,357)	(12,338)	(14,248)
Proceeds from sale of equipment	186	—	—
Change in restricted cash and investments	3,358	(11,201)	(4,838)
Proceeds from maturities of marketable securities	113,598	138,158	218,707
Proceeds from sale of marketable securities	—	917	4,000
Purchases of marketable securities	(104,815)	(93,472)	(218,221)

Net cash provided by (used in) investing activities	(36,069)	20,464	(14,600)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	58,468	—	74,665
Proceeds from exercise of stock options and warrants, net of repurchases	1,773	2,915	224
Proceeds from convertible notes	—	30,000	30,000
Proceeds from employee stock purchase plan	2,199	2,144	1,946
Repayment of notes from stockholders	—	53	733
Payments on capital lease obligations	(1,931)	(4,476)	(6,841)
Proceeds from notes payable and bank obligations	12,725	14,215	17,038
Principal payments on notes payable and bank obligations	(9,301)	(5,198)	(3,099)
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Evolution, Inc., net of fees	37,000	—	—

Net cash provided by financing activities	100,933	39,653	114,666

Effect of foreign exchange rates on cash and cash equivalents	(137)	(4)	716

Net increase (decrease) in cash and cash equivalents	18,366	(33,723)	21,545
Cash and cash equivalents, at beginning of year	78,105	111,828	90,283

Cash and cash equivalents, at end of year	$96,471	$78,105	$111,828

Supplemental cash flow disclosure:
Cash paid for interest	$2,747	$2,886	$849
Warrants issued in conjunction with the Symphony Evolution, Inc. transaction	2,842	—	—

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biotechnology company who is committed to use its discovery and clinical development capabilities to develop high-quality, differentiated pharmaceutical products for the treatment of cancer and other serious diseases. Our most advanced pharmaceutical programs focus on drug discovery and development of small molecules in cancer. We believe that our proprietary technologies and drug discovery engine are also valuable to other industries whose products can be enhanced by an understanding of DNA or proteins, including the agrochemical and agricultural industries. We also maintain operations in Germany, which are engaged in activities dedicated towards the provision of transgenic mouse generation services, tools and related licenses to the industrial and academic community.

Basis of Consolidation

The consolidated financial statements include the accounts of Exelixis and our wholly owned subsidiaries as well as one variable interest entity, Symphony Evolution, Inc., for which we are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). All significant intercompany balances and transactions have been eliminated. We have determined that our subsidiary located in Germany, Artemis Pharmaceuticals is an operating segment and it has been aggregated into one reportable segment with Exelixis.

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

Cash and Investments

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We invest in high-grade, short-term commercial paper and money market funds, which are subject to minimal credit and market risk.

Investments held by Symphony Evolution, Inc. consist of investments in money market funds. As of December 31, 2005, we had investments held by Symphony Evolution, Inc. of $34.0 million.

All marketable securities are classified as available-for-sale and are carried at fair value. We view our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified all investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are stated at fair value based upon quoted market prices of the securities. Unrealized gains and losses on such securities, when material, are reported as a separate component of stockholders’ equity. Realized gains and losses, net, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summarizes available-for-sale securities included in cash and cash equivalents, marketable securities and restricted cash and investments as of December 31, 2005 and 2004 (in thousands):

December 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$67,384	$—	$—	$67,384
Commercial paper	34,232	7	—	34,239
U.S. corporate bonds	25,964	—	(206)	25,758
Government debt	28,165	—	(249)	27,916
Market auction securities	25,200	—	—	25,200

Total	$180,945	$7	$(455)	$180,497

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash equivalents	$100,500	$7	$—	$100,507
Marketable securities	67,698	—	(391)	67,307
Restricted cash and investments	12,747	—	(64)	12,683

Total	$180,945	$7	$(455)	$180,497

December 31, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$58,263	$—	$—	$58,263
Commercial paper	17,681	—	(1)	17,680
U.S. corporate bonds	46,021	2	(321)	45,702
Government debt	38,239	—	(192)	38,047
Market auction securities	10,650	—	—	10,650

Total	$170,854	$2	$(514)	$170,342

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash equivalents	$77,240	$—	$(16)	$77,224
Marketable securities	77,524	2	(448)	77,078
Restricted cash and investments	16,090	—	(50)	16,040

Total	$170,854	$2	$(514)	$170,342

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the amortized cost and estimated fair value of marketable securities at December 31, 2005 by contractual maturity (in thousands):

	2005
	Amortized Cost	Fair Value
Mature in less than one year	$175,210	$174,819
Mature in one to three years	5,735	5,678

Total	$180,945	$180,497

The following is a summary of the estimated fair value and aggregate unrealized losses of marketable securities at December 31, 2005 and 2004 by continuous unrealized loss position (in thousands):

December 31, 2005

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. corporate bonds	$6,753	$(46)	$19,005	$(159)
Government debt	10,315	(104)	14,800	(146)

Total	$17,068	$(150)	$33,805	$(305)

December 31, 2004

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$17,681	$(1)	$—	$—
U.S. corporate bonds	25,543	(112)	16,119	(209)
Government debt	29,850	(115)	5,416	(77)

Total	$73,074	$(228)	$21,535	$(286)

As of December 31, 2005, unrealized losses were primarily due to increases in interest rates. Based on the scheduled maturities of our marketable securities we have concluded that the unrealized losses in our investment securities are not other-than-temporary as we have the intent and ability to hold the impaired securities to maturity, call date or until the fair value recovers above cost. We had no realized gains or losses in 2005, 2004 and 2003.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Equipment and furniture	5 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of lease life or 7 years

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Equipment held under capital lease is stated at the lower of the cost of the related asset or the present value of the minimum lease payments and is amortized on a straight-line basis over the estimated useful life of the related asset. Repairs and maintenance costs are charged to expense as incurred.

Intangible Assets

Goodwill amounts have been recorded as the excess purchase price over tangible assets, liabilities and intangible assets acquired based on their estimated fair value, by applying the purchase method. Under GAAP, we evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. When evaluating goodwill for impairment we must determine the reporting units that exist within Exelixis. We have determined that our reporting units are consistent with our operating segments. We have allocated goodwill to our reporting units based on the relative fair value of the reporting units. We will also evaluate other intangible assets for impairment when impairment indicators are identified.

Other intangible assets have been amortized using the straight-line method over the following estimated useful lives:

Developed technology	5 years
Patents/core technology	15 years
Assembled workforce	2 years

Long-lived Assets

The carrying value of our long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Long-lived assets include property and equipment and identified intangible assets.

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments, including cash and cash equivalents and marketable securities, approximate fair value due to their short maturities. We have estimated the fair value of our long term-debt instruments using the net present value of the payments discounted at an interest rate that is consistent with our current borrowing rate for similar long-term debt. Based on borrowing rates currently available to us for loans and capital lease obligations with similar terms, the carrying value of our debt obligations approximates fair value, with the exception of our $85.0 million convertible loan with GlaxoSmithKline and our equipment line of credit that has an outstanding balance of $17.6 million as of December 31, 2005. These items are described in further detail in Note 9 of the Notes to the Consolidated Financial Statements. We estimated the fair value of our convertible loan with GlaxoSmithKline to be $72.7 million and $73.3 million as of December 31, 2005 and 2004, respectively and we estimated the fair value of our equipment line of credit to be $16.5 million as of December 31, 2005.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and investments in marketable securities. Cash equivalents and marketable

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

securities consist of money market funds, taxable commercial paper, corporate bonds with high credit quality, U.S. government agency obligations and auction rate securities. Investments held by Symphony Evolution, Inc. consist of investments in money market funds. All cash and cash equivalents, marketable securities and investments held by Symphony Evolution, Inc. are maintained with financial institutions that management believes are creditworthy. Other receivables are typically unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception.

The following table sets forth revenues recognized under our collaboration agreements that exceed 10% of total revenues during the years ending December 31, 2005, 2004 and 2003:

Collaborator	2005	2004	2003
GlaxoSmithKline	37%	30%	31%
Genoptera	32%	27%	28%
Bristol-Myers Squibb	7%	19%	21%

Revenue Recognition

License, research commitment and other non-refundable payments received in connection with research collaboration agreements are deferred and recognized on a straight-line basis over the period of continuing involvement, generally the research term specified in the agreement. Contract research revenues are recognized as services are performed pursuant to the terms of the agreements. Any amounts received in advance of performance are recorded as deferred revenue. Payments are not refundable if research is not successful.

We enter into corporate collaborations under which we may obtain up-front license fees, research funding, and contingent milestone payments and royalties. We evaluate whether the delivered elements under these arrangements have value to our collaboration partner on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered item exists. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition.

Milestone payments are non-refundable and recognized as revenues over the period of the research arrangement. This typically results in a portion of the milestone being recognized at the date the milestone is achieved, which portion is equal to the applicable percentage of the research term that has elapsed at the date the milestone is achieved, and the balance being recognized over the remaining research term of the agreement.

Revenues from chemistry collaborations were generally recognized upon the delivery of accepted compounds.

Research and Development Expenses

Research and development costs are expensed as incurred and include costs associated with research performed pursuant to collaborative agreements. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research activities on our behalf.

Substantial portions of our preclinical studies and all of our clinical trials have been performed by third-party contract research organizations (CROs) and other vendors. We accrue expenses for preclinical studies performed by our vendors on a straight-line basis over the term of the service period and adjust our estimates as

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

required. We accrue costs for clinical trial activities performed by CROs based upon the estimated amount of work completed on each study. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled and the duration for which they will be enrolled in the study. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms.

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

The following table sets forth potential shares of common stock that are not included in the computation of diluted net loss per share because to do so would be antidilutive for the year ended December 31, 2005:

Options to purchase common stock	13,157,431
Conversion of note and loans	13,920,556
Warrants	821,148

27,899,135

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

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

We have employee and director stock option plans that are more fully described in Note 10 of the Notes to Consolidated Financial Statements. We recognize employee stock-based compensation under the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Accordingly, no compensation expense is recognized in our financial statements for the stock options granted to employees, which had an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”) (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net loss:
As reported	$(84,404)	$(137,245)	$(94,774)
Add: Stock-based employee compensation expense (reversal) included in reported net loss	(5)	56	908
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(11,912)	(16,028)	(19,050)

Pro forma	$(96,321)	$(153,217)	$(112,916)

Net loss per share (basic and diluted):
As reported	$(1.07)	$(1.89)	$(1.45)

Pro forma	$(1.22)	$(2.11)	$(1.73)

The fair value of stock options and shares purchased pursuant to the Employee Stock Purchase Plan (“ESPP”) were determined using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2005, 2004 and 2003:

	Stock Options			ESPP
	2005	2004	2003	2005	2004	2003
Risk-free interest rate	4.25%	3.11%	2.60%	2.74%	1.11%	1.33%
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility	66%	72%	81%	56%	63%	63%
Expected life	6.25 years	4 years	4 years	6 months	6 months	6 months

We used the Black-Scholes option pricing model in determining the fair value of share based payments to employees, which we amortized on a straight line basis over the requisite service period. We calculated volatility by using a combination of historical and implied volatility.

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

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) plus the results of certain stockholders’ equity changes, which are comprised of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges and cumulative translation adjustments, not reflected in the consolidated statement of operations.

Comprehensive income (loss) for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net loss	$(84,404)	$(137,245)	$(94,774)
Increase (decrease) in unrealized gains on available-for-sale securities	63	(737)	(681)
Decrease in unrealized gains on cash flow hedges	—	—	(119)
Increase (decrease) in cumulative translation adjustment	286	(575)	870
Reclassification adjustment for gains from cumulative currency translation	—	228	—

Comprehensive loss	$(84,055)	$(138,329)	$(94,704)

The components of accumulated other comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Unrealized gains (losses) on available-for-sale securities	$(449)	$(512)	$225
Cumulative translation adjustment	1,422	1,136	1,483

Accumulated other comprehensive income	$973	$624	$1,708

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

We are required to adopt Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) effective January 1, 2006. SFAS 123R will require the recognition of stock-based compensation at fair value in our statement of operations. We expect to adopt SFAS 123R under the modified prospective method. Under the modified prospective method, we will record compensation expense for all unvested stock options and restricted stock starting on January 1, 2006. We also expect to continue to apply the Black-Scholes option pricing model in determining the fair value of share based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. Under SFAS 123R, option grants are generally valued at the grant date and those valuations do not change once they have been established. As a result, the stock-based compensation expense we expect to record in 2006 will be based largely upon the amortization of costs for awards granted in 2005 and prior periods. This portion of our stock-based compensation expense will be fairly predictable and is expected to be similar to our historical pro forma disclosures. However, because of the variability in the assumptions to be used in the valuation of stock options we may grant in 2006 and the variability in the quantity and other terms of stock based awards we may issue in 2006, our ability to predict the 2006 stock-based compensation expense is limited.

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 ACQUISITIONS

X-Ceptor Therapeutics

In October 2004, we completed the acquisition of X-Ceptor Therapeutics, Inc. (“X-Ceptor”). X-Ceptor, a privately held company located in San Diego, California, which was focused on the discovery and development of small molecules that modulate nuclear hormone receptors.

The transaction was accounted for as an acquisition of assets. The total consideration for the acquisition was $25.7 million, which consisted of 2.6 million shares of our common stock, $2.9 million in cash, and $2.3 million in transaction costs. The transaction costs included financial advisory, legal, accounting and other fees.

The purchase price allocation is as follows (in thousands):

Tangible assets acquired	$2,591
In-process research and development	25,982
Assembled workforce	1,100
Liabilities assumed	(3,933)

$25,740

We allocated the purchase price to X-Ceptor’s tangible assets, liabilities and intangible assets such as assembled workforce and acquired in-process research and development. Independent valuation experts assisted us during the valuation of the intangible assets acquired. The $2.6 million of tangible assets acquired are comprised of $1.2 million of property and equipment, net of accumulated depreciation, $1.0 million of prepaid expenses and other assets and $0.4 million in cash and cash equivalents. The $3.9 million in liabilities assumed as part of the acquisition are comprised of $1.1 million in accounts payable and accrued expenses, $1.8 million in bank obligations, and $1.0 million in deferred revenues.

The acquired assembled workforce includes the estimated cost to replace existing employees, including recruiting and training costs. We are amortizing the value assigned to the assembled workforce of $1.1 million on a straight-line basis over an estimated useful life of two years.

The valuation of the acquired in-process research and development of $26.0 million was determined using the income approach for each of the three projects in process. The in-process projects relate to the development of programs that are focused on the Liver X Receptor (“LXR”) valued at $9.7 million, Farnesoid X Receptor (“FXR”) valued at $8.8 million and Mineralocorticoid Receptor (“MR”) valued at $7.5 million, which at the time of the acquisition were expected to be completed over approximately the next seven to ten years. At the time of the acquisition, these programs did not have a development candidate.

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

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In December 2005, we entered into a license agreement with Wyeth Pharmaceuticals Division (“Wyeth”). We granted to Wyeth an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate FXR. In addition, in December 2005, we entered into a collaboration agreement with Bristol-Myers Squibb for the discovery, development and commercialization of novel therapies targeted against LXR. These agreements are described in further detail in Notes 3 and 14 of the Notes to Consolidated Financial Statements.

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

NOTE 3 RESEARCH AND COLLABORATION AGREEMENTS

Wyeth Pharmaceuticals

In December 2005, Exelixis and Wyeth entered into a license agreement related to compounds targeting FXR, a nuclear hormone receptor implicated in a variety of metabolic and liver disorders. Under the terms of the agreement, we have granted to Wyeth an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate FXR. Wyeth paid us a nonrefundable upfront payment in the amount of $10.0 million and is obligated to pay additional development and commercialization milestones of up to $147.5 million, as well as royalties on sales of any products commercialized by Wyeth under the agreement. The upfront payment is being recognized as revenue over a one year period commencing with the execution of the agreement. Wyeth will be responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds.

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Bristol-Myers Squibb

In September 1999, Exelixis entered into a three-year research and technology transfer agreement with Bristol-Myers Squibb Company (“Bristol-Myers Squibb” or “BMS”) to identify the mechanism of action (“MOA”) of compounds delivered to us by BMS. In July 2002, the agreement was extended for an additional two years. BMS agreed to pay us a $0.3 million technology access fee, which was recognized as revenue over the term of the agreement. Under the terms of the agreement, we received annual research funding ranging from $1.3 million to $2.5 million over the research term. We can also earn additional amounts under the agreement upon the achievement of certain milestones as well as earn royalties on the future sale by BMS of human products incorporating compounds developed under the agreement. The agreement also includes technology transfer and licensing terms which call for BMS and us to license and share certain core technologies in genomics and lead optimization. In accordance with the terms of the two-year extension, this agreement expired in July 2004.

In July 2001, we entered into a second collaboration with BMS involving three agreements: (a) a Stock Purchase Agreement; (b) a Cancer Collaboration Agreement; and (c) a License Agreement. Under the terms of the collaboration, BMS (i) purchased 600,600 shares of Exelixis common stock in a private placement at a purchase price of $33.30 per share, for cash proceeds to Exelixis of $20.0 million; (ii) agreed to pay Exelixis a $5.0 million upfront license fee and provide Exelixis with $3.0 million per year in research funding for a minimum of three years; and (iii) granted to Exelixis a worldwide, fully-paid, exclusive license to becatecarin (XL119) developed by BMS, which is currently in a Phase 3 clinical trial as a potential treatment for bile duct tumors. Due to risk and uncertainties with becatecarin, and because becatecarin had not reached technological feasibility and has no alternative use, becatecarin was assigned no value for financial reporting purposes. The premium in excess of fair market value of $10.0 million paid for the common stock purchased by BMS was accounted for similar to an upfront license fee and was recognized ratably over the life of the initial research term.

In December 2003, this second collaboration was extended until January 2007, with the right for BMS to continue the collaboration until July 2009. The goal of the extension is to increase the total number and degree of validation of cancer targets that we will deliver to BMS. Each company will maintain the option to obtain exclusive worldwide rights to equal numbers of validated targets arising from the collaboration. Under the terms of the extended collaboration, BMS provided us with an upfront payment and will provide increased annual research funding and milestones on certain cancer targets arising from the collaboration that progress through specified stages of validation. We will also be entitled to receive milestones on compounds in the event of successful clinical and regulatory events and royalties on commercialized products.

In December 2005, we entered into a third collaboration agreement with BMS, which became effective in January 2006. This new collaboration agreement is described in further detail in Note 14 of the Notes to Consolidated Financial Statements.

Genentech

In May 2005, Exelixis and Genentech, Inc. (“Genentech”) established a collaboration to discover and develop therapeutics for the treatment of cancer, inflammatory diseases, and tissue growth and repair. Under the terms of the agreement, we granted to Genentech a license to certain intellectual property. Genentech paid us a nonrefundable upfront license payment and is obligated to provide research and development funding over the three-year research term, totaling $16.0 million. The upfront license payment and the research and development funding are being recognized as revenue over the research term.

Under the agreement, Genentech will have primary responsibility in the field of cancer for research and development activities as well as rights for commercialization of any products. In the fields of inflammatory

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

disease and tissue growth and repair, we will initially have primary responsibility for research activities and after the expiration of the research term, we will have the option to elect to share a portion of the costs and profits associated with the development, manufacturing and commercialization of products. The research term under the agreement is three years and may be extended upon mutual consent for one-year terms. For all products under the agreement that are not elected as cost or profit sharing products, we may receive milestone and royalty payments.

Helsinn Healthcare

In June 2005, Exelixis and Helsinn Healthcare S.A. (“Helsinn”) entered into a license agreement for the development and commercialization of XL119 (becatecarin). Under the terms of the agreement, we granted to Helsinn an exclusive worldwide, royalty bearing license to XL119. We have retained an option to reacquire the commercial rights to XL119 for North America. If we decide to exercise the option, we have the right to negotiate with Helsinn to reach an agreement on commercially reasonable terms and conditions to reacquire the commercial rights to XL119 for North America for use in the indications of gall bladder cancer and bile duct tumors. Helsinn paid us a nonrefundable upfront payment in the amount of $4.0 million and is obligated to pay additional development and commercialization milestones of up to $21.0 million, as well as royalties on worldwide sales. The upfront payment and was recognized as revenue during 2005. Helsinn assumed all costs incurred for the ongoing multi-national Phase 3 clinical trial for XL119 after the execution of the license agreement.

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

Bayer

In May 1998, Exelixis entered into a six-year research collaboration agreement with Bayer Corporation (“Bayer”) to identify novel screening targets for the development of new pesticides for use in crop protection. We provided research services directed towards identifying and investigating molecular targets in insects and nematodes that may be useful in developing and commercializing pesticide products. We received a $1.2 million license fee upon execution of the agreement that was recognized as revenue over the term of the agreement.

In December 1999, we expanded our relationship with Bayer by forming a joint venture in the form of a new limited liability company, Genoptera LLC (“Genoptera”). Under the terms of the Genoptera operating agreement, Bayer provided 100% of the capital necessary to fund the operations of Genoptera and had the ability to control the entity with a 60% ownership interest. We owned the other 40% interest in Genoptera without making any capital contribution and reported our investment in Genoptera using the equity method of accounting. Bayer’s initial capital contributions to Genoptera were $10.0 million in January 2000 and another $10.0 million in January 2001. Bayer also contributed cash to Genoptera in amounts necessary to fund its ongoing operating expenses. Genoptera incurred losses since inception. Since the carrying value of the investment remained at zero and we had no obligation to fund future losses, we did not record any equity method losses for Genoptera.

In January 2000, we, Bayer and Genoptera entered into an exclusive eight-year research collaboration agreement, which superseded the 1998 agreement discussed above. We were required to provide Genoptera with

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expanded research services focused on developing insecticides and nematicides for crop protection. Under the terms of the collaboration agreement, Genoptera paid us a $10.0 million license fee and a $10.0 million research commitment fee, which we received in January 2000 and January 2001, respectively. Additionally, Genoptera was required to pay us $10.0 million in annual research funding.

In March 2005, Exelixis, Bayer and Genoptera agreed to amend the terms of the collaboration agreement, dated January 1, 2000, among Exelixis, Bayer and Genoptera. The amended agreement provided for an early termination of the research term and required Bayer to acquire our 40% ownership interest in Genoptera, which was acquired in December 2005. The amended agreement also required Bayer to pay us an early termination fee of $10.9 million, which was paid in April 2005.

In June 2005, the final knowledge transfer was completed and we recognized $21.1 million in revenues, which included the early termination fee, paid in April 2005, and accelerated recognition of deferred revenues related to upfront payments and milestones. Pursuant to the terms of the amended agreement, Bayer, through Genoptera, obtained exclusive rights in the field of agriculture to assays, compounds and products developed under the collaboration and we have obtained exclusive rights in all other fields. In addition, the obligations of Bayer to fund further research ceased and we have no further obligations to perform research.

GlaxoSmithKline

In October 2002, Exelixis and SmithKlineBeecham Corporation, which does business as GlaxoSmithKline, established a collaboration to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. The collaboration involved three agreements: (i) a Product Development and Commercialization Agreement (“PDA”); (ii) a Stock Purchase and Stock Issuance Agreement (“SPA”); and (iii) a Loan and Security Agreement (“LSA”). Under the original PDA, GlaxoSmithKline paid us $30.0 million in an upfront fee and $10.0 million in annual research funding, and agreed to pay a minimum of an additional $80.0 million in research and development funding over the first six years of the collaboration.

Under the original SPA, GlaxoSmithKline purchased 2.0 million shares of our common stock in a private placement at a purchase price of $7.00 per share, which represented a premium of approximately 100% to the stock price on the effective date of the agreements. We received cash proceeds of approximately $14.0 million for the purchase of these shares in November 2002. The upfront fee and the premium portion of the equity purchase have been deferred and are being recognized as revenue over the development term. Under the terms of the SPA, we had the option to sell additional common shares to GlaxoSmithKline in the future, as described below.

Under the original LSA, GlaxoSmithKline provided a loan facility of up to $85.0 million for use in our efforts under the collaboration, and we borrowed $25.0 million under that agreement in December 2002, an additional $30.0 million in December 2003, and the remaining $30.0 million in December 2004. All loan amounts bear interest at a rate of 4.0% per annum and are secured by the intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest becomes due in installments, beginning on or about the sixth anniversary of the collaboration, unless the collaboration is earlier terminated by GlaxoSmithKline. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions.

In January 2005, we amended the terms of our collaboration with GlaxoSmithKline. Under the original PDA, an option period commenced in October 2004 during which GlaxoSmithKline was required to elect a pre-defined limited or expanded program option. The terms of the amended PDA reflect GlaxoSmithKline’s

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

decision to select a modified program election that is neither the limited nor the expanded option envisioned in the original PDA. If GlaxoSmithKline had elected the limited program option, then GlaxoSmithKline would have been able to select up to 12 targets, along with the respective compounds directed against those targets, which would have narrowed the focus of further work under the collaboration. If GlaxoSmithKline had elected the expanded program option, there would not be a narrowing of focus, and all of the collaboration targets, and their respective compounds, would have remained in the collaboration. Under the amended PDA, GlaxoSmithKline selected a modified program election through which the focus of the collaboration is shifted to 12 internal programs at various stages of development (XL784, XL647, XL999, XL880, XL184, XL820, XL844, XL281, XL418, XL228 and two earlier stage oncology programs). Each program centers on compounds that are directed against one or more targets identified in the collaboration. Under the modified program, GlaxoSmithKline has the right to select from these programs up to two compounds at proof-of-concept (completion of Phase 2a clinical trial) or three compounds if GlaxoSmithKline extends the collaboration. If GlaxoSmithKline selects three compounds, we could receive in excess of $200.0 million in acceptance milestones. Prior to the end of a specified development term, GlaxoSmithKline retains exclusivity rights to the 32 specified targets that are encompassed by the 12 programs. However, we retain rights to all compounds not encompassed by the 12 programs selected by GlaxoSmithKline and may work on any targets with the exception of the 32 targets subject to GlaxoSmithKline’s exclusivity rights.

Under the amended PDA, GlaxoSmithKline was required to pay us a new $30.0 million milestone upon (i) the filing of investigational new drug applications (“INDs”) for three out of four compounds (XL880, XL184, XL820 and XL844) prior to the end of 2005 or (ii) the successful completion in 2005 of a Phase 1 clinical trial for one of these four compounds. In May 2005, we filed the third of three INDs required by the amended PDA to achieve the $30.0 million milestone, which we received from GlaxoSmithKline in May 2005. The revenue from this milestone is being recognized over the term of the amended PDA on a straight-line basis from January 2005 to November 2009. In return for the new $30.0 million milestone, GlaxoSmithKline will receive a $30.0 million credit and a specified reduction against the first acceptance milestone as well as a temporary reduction in the royalty rate it owes us on net sales of products developed under the collaboration. If the acceptance milestone was less than the $30.0 million credit and the specified reduction, then the remaining balance would reduce any future product commercialization milestones that GlaxoSmithKline owes to us. Under the amended PDA, GlaxoSmithKline also was obligated to pay us a new $5.0 million milestone upon achieving specified progress with respect to certain other candidates. In May 2005, we submitted two new development candidates to GlaxoSmithKline, thereby triggering the additional $5.0 million milestone, which we received in May 2005. We may also receive additional development related milestones and royalties on product sales and have certain co-promotion rights to products in North America. In addition, under the amended PDA, GlaxoSmithKline agreed to provide research funding of $47.5 million over the remaining three-year term of the collaboration, of which we have received $12.5 million in 2005.

The terms of the amended PDA allow us to use third-party financing vehicles to fund the further clinical development of our compounds XL784, XL647 and XL999 but any such compounds developed through clinical financing vehicles continue to be subject to GlaxoSmithKline’s compound selection rights. In June 2005, we entered into a transaction to fund the clinical development of XL784, XL647 and XL999 through Symphony Evolution, Inc., a third-party financing vehicle. This is described in further detail in Note 4 of the Notes to Consolidated Financial Statements.

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

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Compound Collaborations

We entered into collaboration agreements with Cytokinetics, Inc. (“Cytokinetics”), Elan Pharmaceuticals, Inc. (“Elan”), Schering-Plough Research Institute, Inc. (“Schering-Plough”), Scios, Inc. (“Scios”), Merck & Co., Inc. (“Merck”) and with Bayer CropScience, to jointly design custom high-throughput screening compound libraries that Exelixis would synthesize and qualify. Each company was required to pay Exelixis a per-compound fee and paid an upfront technology access fee that was creditable towards the future purchase of compounds. The upfront fees were initially deferred. Revenues under these collaboration agreements were generally recognized upon delivery of the accepted compounds. Each party retains the rights to use the compounds in its own unique drug discovery programs and in its collaborative efforts with third parties. During 2004, our collaboration agreement with Elan terminated in accordance with the terms of the agreement.

We entered into amendments to our collaboration agreements with Cytokintetics, Schering-Plough, Scios and Merck to terminate the collaboration agreements effective December 31, 2004. Each of the amendments provided that we had fully satisfied our obligations under the terms of the original agreements. No early termination penalties were incurred in connection with the early termination of these agreements.

Protein Design Labs

In May 2001, we entered into a two-year collaboration to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer with Protein Design Labs, Inc. (“PDL”). The collaboration used Exelixis’ model organism genetics technology for the identification of new cancer drug targets and PDL’s antibody and clinical development expertise to create and develop new antibody drug candidates. This collaboration was successfully completed on schedule in May 2003. Under the terms of the collaboration, PDL provided Exelixis with $4.0 million in annual research funding until May 2003 and purchased a $30.0 million convertible note. The note bears interest at 5.75%, and the interest thereon is payable annually. The note is convertible at PDL’s option any time after the first anniversary of the note’s issuance. The note, which matures in May 2006, is convertible into Exelixis common stock at a conversion price per share equal to the lower of (i) $28.175 or (ii) 110% of the Fair Market Value (as defined in the note) of a share of Exelixis common stock at the time of conversion.

NOTE 4 SYMPHONY EVOLUTION

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

In accordance with FIN 46R, we have determined that SEI is a variable interest entity for which we are the primary beneficiary. As a result, we will include the financial condition and results of operations of SEI in our consolidated financial statements. Accordingly, we have deducted the losses attributable to the noncontrolling interest in SEI from our net loss in the consolidated statement of operations and we have also reduced the noncontrolling interest holders’ ownership interest in SEI in the consolidated balance sheet by SEI’s losses. For the year ended December 31, 2005, the losses attributed to the noncontrolling interest holders were $10.4 million.

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We also reduced the noncontrolling interest holders’ ownership interest in SEI in the consolidated balance sheet by: (i) a $3.0 million structuring fee that we incurred in connection with the closing of the SEI transaction, and (ii) a $2.8 million value assigned to the warrants that were issued to Holdings upon closing.

Pursuant to the agreements, we have received an exclusive purchase option (the “Purchase Option”) that gives us the right to acquire all of the equity of SEI, thereby allowing us to reacquire all of the Programs. This Purchase Option is exercisable at any time, beginning on the one-year anniversary of the Closing Date and ending on the four-year anniversary of the Closing Date (subject to an earlier exercise right in limited circumstances), at an exercise price equal to the sum of: (i) the total amount of capital invested in SEI by Holdings and (ii) an amount equal to 25% per year on such funded capital (with respect to the initial funded capital, compounded from the Closing Date and, with respect to the second draw amount, compounded from the second draw date). The exercise price will be subject to a premium if we exercise the Purchase Option between 12 and 18 months after the Closing Date. The Purchase Option exercise price may be paid for in cash or in a combination of cash and our common stock, at our sole discretion, provided that the common stock portion may not exceed 33% of the Purchase Option exercise price.

In addition, we have also received an exclusive purchase option (the “Program Option”) from SEI, allowing us under certain conditions to separately reacquire from SEI one of the three Programs during a period beginning on the Closing Date and ending 18 months after the Closing Date. The Program Option is exercisable in our sole discretion at a premium exercise price, which is payable in cash only and will be fully creditable against the exercise price for any subsequent exercise of the Purchase Option.

Pursuant to the agreements, we issued to Holdings a five-year warrant to purchase 750,000 shares of our common stock at $8.90 per share. Contingent upon the second capital draw by SEI, we are obligated to issue to Holdings an additional five-year warrant to purchase between 375,000 shares (if $20.0 million of additional funds are drawn) and 750,000 shares (if $40.0 million of additional funds are drawn) of our common stock at $8.90 per share. In addition, if the Purchase Option expires unexercised at the four-year anniversary of the Closing Date, we are obligated to issue to Holdings an additional warrant to purchase 500,000 shares (if a total of $80.0 million of funds are drawn) of our common stock at a price per share equal to 125% of the market price of our common stock at the time of expiration of the Purchase Option, with a five-year term. The warrants issued upon closing were assigned a value of $2.8 million in accordance with the Black-Scholes option valuation methodology, which has been recorded as a reduction to the noncontrolling interest in SEI. Pursuant to the agreements, we have no further obligation beyond the items described above and we have no obligation to the creditors of SEI as a result of our involvement with SEI.

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

NOTE 5 RELATED PARTY TRANSACTIONS

For the years ended, December 31, 2005, 2004 and 2003, we recognized revenues of $24.0 million, $14.4 million and $13.8 million, respectively, under a collaboration agreement with Bayer through our joint venture with Genoptera. The $24.0 million recognized in 2005 was primarily related to the recognition of $21.1 million in revenues from the acceleration of upfront payments, milestones and a termination payment associated with the termination of our Genoptera collaboration.

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We also recognized revenues of $0.9 million and $2.4 million under the Agrinomics joint venture for the years ended, December 31, 2004 and 2003, respectively. In May 2004, we acquired the remaining 50% interest in Agrinomics from Bayer.

NOTE 6 PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Laboratory equipment	$56,572	$49,020
Computer equipment and software	14,916	18,464
Furniture and fixtures	4,915	6,746
Leasehold improvements	18,591	16,283
Construction-in-progress	2,617	4,516

	97,611	95,029
Less accumulated depreciation and amortization	(62,034)	(59,566)

	$35,577	$35,463

The equipment under our capital leases collateralizes the related lease obligations. For the years ended December 31, 2005 and 2004, we had equipment under our capital leases and corresponding accumulated amortization of the following (in thousands):

	December 31,
	2005	2004
Equipment under capital leases	$1,545	$9,041
Less accumulated depreciation and amortization	(1,189)	(7,103)

	$356	$1,938

Amortization expense related to the capital leases is included with depreciation expense. For the years ended, December 31, 2005, 2004 and 2003, we recorded depreciation expense of $13.9 million, $13.6 million and $14.9 million, respectively.

NOTE 7 GOODWILL AND OTHER ACQUIRED INTANGIBLES

Our annual goodwill impairment test date is the beginning of the fourth quarter of every year. Following this approach, we monitor asset-carrying values as of October 1 and on an interim basis if events or changes in circumstances occur to assess if there is a potential impairment and complete the measurement of impairment, if required. To date, our annual impairment tests have not resulted in impairment of recorded goodwill. Intangible asset components listed below have been amortized using the straight-line method over the assets estimated useful life.

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of our other acquisition-related intangible assets are as follows (in thousands):

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$1,240	$(1,148)	$92
Patents and core technology	4,323	(1,429)	2,894
Assembled workforce	1,100	(661)	439

Total	$6,663	$(3,238)	$3,425

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$1,640	$(1,299)	$341
Patents and core technology	4,323	(1,141)	3,182
Assembled workforce	1,100	(111)	989

Total	$7,063	$(2,551)	$4,512

The expected future annual amortization expense of the other acquisition-related intangible assets is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2006	$820
2007	288
2008	288
2009	288
2010	288
Thereafter	1,453

Total expected future amortization	$3,425

NOTE 8 RESTRUCTURING CHARGES

2004 Restructuring Charges

During the second quarter of 2004, we implemented a restructuring and consolidation of our research and discovery organizations designed to optimize our ability to generate multiple new, high-quality investigational new drug applications per year and rapidly advance these new drug candidates through clinical development. We accounted for the restructuring activity in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The restructuring included a reduction in force of 62 employees, the majority of which were research personnel located in South San Francisco, California. We recorded a restructuring charge of $1.7 million during the second quarter of 2004 comprised primarily of involuntary termination benefits. As of December 31, 2005, all amounts under this restructuring liability had been fully paid and the restructuring liabilities as of December 31, 2004 were included

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

under the caption “Other Accrued Expenses” on the balance sheet and are summarized in the following table (in thousands):

	Restructuring Expense Incurred During 2004	2004 Cash Payments	Restructuring Liability at December 31, 2004	2005 Cash Payments	Restructuring Liability at December 31, 2005
Severance and benefits	$1,537	$(1,478)	$59	$(59)	$—
Legal and other fees	201	(153)	48	(48)	—

	$1,738	$(1,631)	$107	$(107)	$—

2003 Restructuring Charges

During the third quarter of 2003, we implemented a worldwide restructuring of our research and development organization designed to reallocate resources and enhance the efficiency of our operations. The restructuring included a reduction in force of 61 research personnel located in South San Francisco, California and Tübingen, Germany, closure of our Tübingen location, and relocation of certain research activities and employees from Tübingen to South San Francisco and a non-cash impairment of assets of $0.1 million. We recorded a cumulative charge of $1.5 million in accordance with SFAS 146, of which $0.5 million and $1.0 million was recorded during the years ended December 31, 2004 and 2003, respectively. The restructuring plan was substantially complete as of March 31, 2004. This charge primarily consists of severance payments, retention bonuses, relocation costs, lease buyout costs and legal and outplacement services fees. As of December 31, 2005, all amounts under this restructuring liability had been fully paid and the restructuring liabilities as of December 31, 2004 were included under the caption “Other Accrued Expenses” on the balance sheet and are summarized in the following table (in thousands):

	Restructuring Expenses Incurred During 2005	Cash Payments	Exchange Rate Impact on Liability	Restructuring Liability at December 31, 2005
Severance and benefits	$—	$(31)	$—	$—
Legal and other fees	—	(45)	—	—
Lease buyout costs	—	(66)	—	—

	$—	$(142)	$—	$—

	Restructuring Expenses Incurred During 2004	Cash Payments	Exchange Rate Impact on Liability	Restructuring Liability at December 31, 2004
Severance and benefits	$81	$(439)	$—	$31
Legal and other fees	128	(100)	(1)	45
Lease buyout costs	307	(241)	—	66
Relocation	171	(177)	—	—

	$687	$(957)	$(1)	$142

	Restructuring Expense Incurred During 2003	Cash Payments	Exchange Rate Impact on Liability	Restructuring Liability at December 31, 2003
Severance and benefits	$740	$(367)	$16	$389
Legal and other fees	179	(161)	—	18
Relocation	6	—	—	6

	$925	$(528)	$16	$413

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9 DEBT

Our debt consists of the following (in thousands):

	December 31,
	2005	2004
GlaxoSmithKline convertible promissory loan	$85,000	$85,000
PDL convertible promissory note	30,000	30,000
Bank equipment lines of credit	33,751	30,326

	148,751	145,326
Less: current portion	(41,893)	(8,928)

Long-term debt	$106,858	$136,398

Under the LSA executed in connection with the GlaxoSmithKline collaboration, GlaxoSmithKline provided a loan facility of up to $85.0 million for use in our efforts under the collaboration. We borrowed $25.0 million under that agreement in December 2002, an additional $30.0 million in December 2003 and the remaining $30.0 million in 2004. All loan amounts bear interest at a rate of 4.0% per annum and are secured by the intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest becomes due in installments, beginning on or about the sixth anniversary of the collaboration, unless the collaboration is earlier terminated by GlaxoSmithKline. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of Exelixis’ common stock at fair market value, subject to certain conditions. This loan facility also contains financial covenants pursuant to which our working capital (the amount by which our current assets exceed our current liabilities as defined by the agreement) must not be less than $25.0 million and our cash and investments (total cash and cash equivalents and investments as defined by the agreement, which excludes restricted cash and investments) must not be less than $50.0 million. As of December 31, 2005, we were in compliance with these covenants.

In May 2001, we issued a $30.0 million convertible promissory note to PDL in connection with a collaboration agreement (see Note 3 of the Notes to the Consolidated Financial Statements). The note bears interest at 5.75%, payable annually. The note, which matures in May 2006, is convertible at PDL’s option any time after the first anniversary of the note. The note is convertible into Exelixis common stock at a conversion price per share equal to the lower of (i) $28.175 or (ii) 110% of the Fair Market Value (as defined in the note) of a share of Exelixis common stock at the time of conversion. The full amount of the note remained outstanding as of December 31, 2005 and 2004. At December 31, 2005, the promissory note to PDL was classified as a current liability.

In May 2002, we entered into a loan and security agreement with a bank for an equipment line of credit of up to $16.0 million with a draw down period of one year. Each draw on the line of credit has a payment term of 48 months and bears interest at the bank’s published prime rate (6.8% at December 31, 2005). We extended the draw down period on the line-of-credit for an additional year in June 2003 and increased the principal amount of the line of credit from $16.0 million to $19.0 million in September 2003. Pursuant to the terms of this line of credit, we are required to maintain a first priority security interest in the form of a deposit or securities account at the bank equal to 100% of the outstanding obligation under the line of credit. As of December 31, 2005, the collateral balance was $7.4 million, and we recorded this amount in the accompanying consolidated balance sheet as cash and cash equivalents as the securities are not restricted as to withdrawal. This equipment line of credit was fully drawn as of December 31, 2004. The outstanding obligation under the line of credit as of December 31, 2005 and 2004 was $6.1 million and $10.4 million, respectively.

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2004, we entered into a loan modification agreement to the loan and security agreement originally entered into in May 2002. The terms associated with the original $16.0 million line of credit under the May 2002 agreement were not modified. The loan modification agreement provides for an additional equipment line of credit in the amount of up to $20.0 million with a draw down period of one year. Pursuant to the terms of the modified agreement, we are required to make interest only payments through January 2006 at an annual rate of 0.70% on all outstanding advances. Beginning in February 2006, we are required to make 48 equal monthly installment payments of principal plus accrued interest, at an annual rate of 0.70%. The loan facility is secured by a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. As of December 31, 2005, the collateral balance was $17.6 million, and we recorded this amount in the accompanying consolidated balance sheet as cash and cash equivalents as the deposit account is not restricted as to withdrawal. As of December 31, 2005 there was $2.4 million outstanding under this line of credit. The outstanding obligation under the line of credit as of December 31, 2005 and 2004 was $17.6 million and $4.8 million, respectively.

In December 2003, we entered into a credit agreement with a bank for an equipment line of credit of up to $15.0 million with a draw down period of one year. During the draw down period, we made interest only payments on outstanding balances. At the end of the draw down period, the outstanding balance converted to a 48-month term loan. The outstanding principal balance bears interest at LIBOR plus 0.625% (4.3% at December 31, 2005). This equipment line of credit had been fully drawn as of December 31, 2004. Of the $15.0 million draw down, $1.6 million was in the form of an irrevocable stand by letter of credit. This letter of credit is in lieu of a security deposit for one of our South San Francisco facilities. Pursuant to the terms of the line of credit, we are required to maintain a securities account at the bank equal to at least 100% of the outstanding principal balance. As of December 31, 2005, the collateral balance was $11.6 million, and we recorded this amount in the balance sheet as restricted cash and investments as the securities are restricted as to withdrawal. The outstanding obligation under the line of credit as of December 31, 2005 and 2004 was $10.1 million and $13.4 million, respectively.

In October 2004, we assumed a $1.8 million bank obligation as part of our acquisition of X-Ceptor. Pursuant to the loan agreement we were required to make monthly installments through October 2006 of principal plus accrued interest, at the bank’s published prime rate plus 1.5%. In January 2005, we paid off the remaining outstanding balance of this bank obligation and the outstanding obligation as of December 31, 2005 and 2004 was none and $1.7 million, respectively.

Aggregate future principal payments of our total long-term debt as of December 31, 2005 are as follows (in thousands):

Year Ending December 31,
2006	$41,893
2007	9,347
2008	35,801
2009	32,444
2010	29,266
Thereafter	—

148,751
Less current portion	(41,893)

$106,858

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 COMMON STOCK AND WARRANTS

Stock Repurchase Agreements

Under the terms of our stock option agreements for options granted to employees before December 9, 2004, options are exercisable when granted, and, if exercised, the related shares are subject to repurchase upon termination of employment. Repurchase rights lapse over the vesting periods, which are generally four years. Should the employment of the holders of common stock subject to repurchase terminate prior to full vesting of the outstanding shares, we may repurchase all unvested shares at a price per share equal to the original exercise price. At December 31, 2005 and 2004, none and 19 shares, respectively, were subject to such repurchase terms. On December 9, 2004, Exelixis’ Board of Directors adopted a new stock option agreement under our 2000 Equity Incentive Plan pursuant to which we may grant options that may not be exercised early. Stock option grants after December 9, 2004 under our 2000 Equity Incentive Plan are generally made pursuant to the new option agreement and do not permit early exercise of options.

On December 9, 2005, Exelixis’ Board of Directors adopted a Change in Control and Severance Benefit Plan (the Plan) for executives and certain non-executives. Eligible Plan participants includes Exelixis employees with the title of vice president and higher. If a participant’s employment with Exelixis is terminated without cause during a period commencing one month before and ending thirteen months following a change in control, then the Plan participant is entitled to have the vesting of all of his stock options accelerated with the exercise period being extended to no more than one year.

Warrants

We have granted warrants to purchase shares of capital stock to third parties in connection with financing and operating lease arrangements. At December 31, 2005, the following warrants to purchase common stock were outstanding and exercisable:

Date Issued	Exercise Price per Share	Expiration Date	Number of Shares
January 24, 1996	$1.13	January 24, 2006	71,428
June 9, 2005	$8.90	June 9, 2010	750,000

			821,428

Reserved Shares

At December 31, 2005, common stock reserved for future issuance is as follows:

Outstanding common stock options	13,157,431
Common stock available for grant under our stock option plans	11,371,569
Common stock available for grant under the 401(k) plan	217,614
Common stock issuable upon conversion of note and loans	13,920,556
Common stock available for grant under the 2000 Employee Stock Purchase Plan	1,622,096
Warrants	821,428

41,110,694

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 EMPLOYEE BENEFIT PLANS

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

A summary of all option activity is presented below:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2002	10,055,616	$14.60
Granted	3,209,085	6.72
Exercised	(124,102)	1.95
Cancelled	(2,233,857)	13.75

Options outstanding at December 31, 2003	10,906,742	12.65
Granted	3,327,405	8.33
Exercised	(614,865)	4.74
Cancelled	(2,085,427)	12.64

Options outstanding at December 31, 2004	11,533,855	11.74
Granted	3,869,375	8.78
Exercised	(302,264)	5.80
Cancelled	(1,943,535)	13.53

Options outstanding at December 31, 2005	13,157,431	$10.73

At December 31, 2005, a total of 11,371,569 shares were available for grant under our stock option plans.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Outstanding and Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable	Weighted Average Exercise Price
$0.27 - $0.40	81,730	3.4	$0.28	81,730	$0.28
$1.33 - $1.34	10,360	4.0	1.33	10,360	1.33
$3.35 - $4.95	116,042	6.5	4.88	116,042	4.88
$5.05 - $7.56	2,800,377	7.8	6.68	2,417,749	6.59
$7.65 - $11.47	7,072,006	8.6	8.92	2,931,726	8.85
$12.19 - $16.99	2,164,215	5.5	15.25	2,164,215	15.25
$18.81 - $24.25	494,957	4.7	19.69	494,957	19.69
$29.75 - $40.50	381,444	4.3	37.47	381,444	37.47
$45.00 - $47.00	36,300	4.6	46.65	36,300	46.65

	13,157,431	7.6	$10.73	8,634,523	$11.72

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We had 10.3 million stock options exercisable with a weighted-average exercise price of $12.10 at December 31, 2004 and 10.9 million stock options exercisable with a weighted-average exercise price of $12.58 at December 31, 2003. The weighted-average fair value of options granted during the years ended December 31, 2005, 2004 and 2003 was $5.67, $4.77 and $4.22 per share, respectively.

Stock Compensation. During the period from January 1, 1999 through December 31, 2002, we recorded $29.9 million of deferred stock compensation related to stock options granted to consultants and employees in accordance with APB 25, SFAS 123 and EITF 96-18. Stock compensation expense related to stock options granted to employees was recognized over the vesting periods of the related options of four years. We recognized stock compensation expense related to employees of none, $0.1 million and $0.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. For options granted to consultants, we determined the fair value of the options using the Black-Scholes option-pricing model. We recognized stock compensation expense related to consultants of $0.1 million, none and none for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock Purchase Plan. In January 2000, we adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each purchase period. We issued 377,322 shares, 312,552 shares and 388,119 shares of common stock during 2005, 2004 and 2003, respectively, pursuant to the ESPP at an average price per share of $5.83, $6.83 and $5.02, respectively. The weighted average per share fair value for the right to purchase shares pursuant to the ESPP during 2005, 2004 and 2003 was $2.24, $2.46 and $1.89, respectively.

401(k) Plan

We sponsor a 401(k) Retirement Plan whereby eligible employees may elect to contribute up to the lesser of 20% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) Plan permits Exelixis to make matching contributions on behalf of all participants. Beginning in 2002, we matched 50% of the first 4% of participant contributions into the 401(k) Plan in the form of Exelixis stock. We recorded expense of $0.6 million, $0.6 million and $0.5 million related to the stock match for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 12 INCOME TAXES

We have incurred net losses since inception and, consequently, we have not recorded any U.S. federal or state income taxes. We recorded a tax provision related to income earned in our foreign operations of $0.3 million during the year ended December 31, 2002. Due to a favorable resolution of certain matters with the German tax authorities, that tax provision was reversed in 2003. We do not expect to pay income taxes on our foreign operations for the years ended December 31, 2005 and 2004.

At December 31, 2005, we had federal net operating loss carryforwards of approximately $557.0 million, which expire in the years 2006 through 2025. We also had net operating loss carryforwards for California of approximately $272.0 million, which expire in the years 2006 through 2015. We also had federal and California research and development tax credits of approximately $19.8 million and $18.1 million, respectively, which expire at various dates beginning in the year 2011.

Under the Internal Revenue Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying consolidated statement of operations is as follows:

	December 31,
	2005	2004	2003
U.S. federal taxes (benefit) at statutory rate	$(29,503)	$(46,663)	$(32,340)
Unutilized (utilized) net operating losses	28,655	36,916	31,394
Stock based compensation	37	19	310
Non-deductible purchased intangibles	—	9,198	226
Foreign tax benefit	—	—	(345)
Other	811	530	410

Total	$—	$—	$(345)

Deferred tax assets and liabilities reflect the net tax effects of net operating loss, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Our deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$205,250	$163,670
Tax credit carryforwards	31,590	21,980
Capitalized research and development costs	7,970	9,430
Deferred revenue	9,960	12,790
Other	4,610	7,120

Total deferred tax assets	259,380	214,990
Valuation allowance	(258,010)	(213,190)

Net deferred tax assets	1,370	1,800
Deferred tax liabilities:
Purchased intangibles	(1,370)	(1,800)

Net deferred taxes	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $44.8 million, $51.1 million and $40.0 million during 2005, 2004 and 2003, respectively.

Included in the valuation allowance balance at December 31, 2005 is $2.7 million related to the exercise of stock options, which are not reflected as an expense for financial reporting purposes. Accordingly, any future obligation in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations. In addition, approximately, $57.0 million of the valuation

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

allowance was attributable to acquisition-related items that if and when realized in future periods, will first reduce the carrying value of goodwill, then other long-lived intangible assets of the Company’s acquired subsidiaries and then income tax expense.

NOTE 13 COMMITMENTS

Leases

We lease office and research space and certain equipment under operating and capital leases that expire at various dates through the year 2018. Certain operating leases contain renewal provisions and require us to pay other expenses. Aggregate future minimum lease payments under operating and capital leases are as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Leases
2006	$16,144	$99
2007	14,078	—
2008	14,159	—
2009	13,991	—
2010	13,814	—
Thereafter	93,735	—

	$165,921	99

Less amount representing interest		(1)

Present value of minimum lease payments		98
Less current portion		(98)

Long-term portion		$—

The following is a summary of aggregate future minimum lease payments under operating leases at December 31, 2005 by material operating lease agreements (in thousands):

	Original Term (Expiration)	Renewal Option	Future Minimum Lease Payment
Building Lease #1	May 2017	2 additional periods of 5 years	$116,207
Building Lease #2	July 2018	1 additional period of 5 years	45,979
Other Building Leases			3,735

Total			$165,921

Building Lease #1 covers three buildings in South San Francisco, for an aggregate of 180,967 square feet of office and laboratory facilities. Building Lease #2 covers two buildings in South San Francisco, California for an aggregate of 115,238 square feet. Pursuant to the terms of the lease agreement for Building Lease #2, we have the right to terminate the lease of one of the buildings effective December 31, 2006, upon three months’ written notice in exchange for a termination payment of $0.5 million. The future minimum lease payments specified in the table above for Building Lease #2 assumes the lease is not terminated early. Rent expense under operating leases was $14.9 million, $13.4 million and $11.2 million for the years ended December 31, 2005, 2004 and

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2003, respectively. Some of our capital leases are subject to certain financial covenants. As of December 31, 2005, we were in compliance with these covenants. We had $1.0 million and $2.1 million in equipment net of accumulated amortization under capital leases at December 31, 2005 and 2004, respectively.

Letter of Credit

In June 2003, we entered into a stand by letter of credit with a bank for $1.0 million related to our workers compensation insurance policy. As of December 31, 2005, the full amount of the letter of credit was still available. As of December 31, 2005, the collateral balance was $1.0 million, and we recorded this amount in the accompanying consolidated balance sheet as restricted cash and investments as the securities are restricted as to withdrawal.

Licensing Agreements

We have entered into several licensing agreements with various universities and institutions under which we obtained exclusive rights to certain patent, patent applications and other technology. Aggregate minimum future payments pursuant to these agreements are as follows (in thousands):

Year Ending December 31,
2006	$1,240
2007	757
2008	582
2009	144
2010	—
Thereafter	—

$2,723

In addition to the payments summarized above, we are required to make royalty payments based upon a percentage of net sales of any products or services developed from certain of the licensed technologies and milestone payments upon the occurrence of certain events as defined by the related agreements. During 2005, we made a royalty payment of $1.8 million as a result of the Genentech collaboration we entered into in May 2005. No such milestone payments have been paid through December 31, 2005.

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

NOTE 14 SUBSEQUENT EVENTS

Bristol-Myers Squibb

In December 2005, Exelixis and BMS entered into a collaboration agreement for the discovery, development and commercialization of novel therapies targeted against the Liver X Receptor (“LXR”), a nuclear

EXELIXIS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

hormone receptor implicated in a variety of cardiovascular and metabolic disorders. Upon closing of the transaction in January 2006, we granted BMS an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR. During the research term, Exelixis and BMS expect to jointly identify drug candidates that are ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by BMS, BMS will be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and sales/marketing activities for such drug candidate.

BMS paid us a nonrefundable upfront payment in the amount of $17.5 million and is obligated to provide research and development funding of $10.0 million per year for an initial research period of two years. BMS has the option to extend the research period for an additional one-year term. The upfront payment and the research and development funding will be recognized as revenue over the research period. Under the agreement, BMS is required to pay us development and regulatory milestones of up to $140.0 million per product for up to two products from the collaboration. In addition, we are also entitled to receive sales milestones and royalties on sales of products commercialized under the collaboration.

NOTE 15 QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	2005 Quarter Ended
	March 31,	June 30,(1)	September 30,	December 31,
Total revenues	$12,874	$34,310	$14,400	$14,377
Loss from operations	(26,961)	(9,642)	(27,892)	(29,496)
Net loss	(27,411)	(9,696)	(22,775)	(24,522)
Basic and diluted net loss per share	$(0.36)	$(0.13)	$(0.29)	$(0.29)

	2004 Quarter Ended
	March 31,	June 30,	September 30,	December 31,(2)
Total revenues	$11,892	$12,559	$12,662	$15,744
Loss from operations	(28,611)	(28,859)	(26,638)	(51,094)
Net loss	(28,843)	(29,291)	(27,189)	(51,922)
Basic and diluted net loss per share	$(0.40)	$(0.41)	$(0.38)	$(0.70)

(1)	The quarter ended June 30, 2005 included recognition of $21.1 million in revenues related to the termination of our Genoptera collaboration.
(2)	The quarter ended December 31, 2004 included an acquired in-process research and development charge of $26.0 million related to the acquisition of X-Ceptor.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting. Reference is made to the report set forth in “Item 8. Consolidated Financial Statements and Supplementary Data,” which is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm on Management’s Report on Internal Control Over Financial Reporting. Reference is made to the report set forth in “Item 8. Consolidated Financial Statements and Supplementary Data,” which is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item, other than with respect to our Code of Ethics, will be contained under the captions “Election of Class I Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers of the Company” in the Company’s definitive proxy statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the SEC (the “Proxy Statement”), and is hereby incorporated by reference thereto.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website at www.exelixis.com under the caption Investors.

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

Information required by this item will be contained in the Proxy Statement under the caption “Compensation of Directors and Executive Officers” and “Compensation Committee Interlocks and Insider Participation,” and is hereby incorporated by reference thereto.

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

Information required by this item will be contained in the Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm,” and is hereby incorporated by reference thereto.

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

(3) The items listed on the Index to Exhibits on pages 98 through 102 are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 9, 2006.

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

Signatures	Title	Date

/S/ GEORGE A. SCANGOS George A. Scangos, Ph.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2006

/S/ FRANK KARBE Frank Karbe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2006

/S/ STELIOS PAPADOPOULOS Stelios Papadopoulos, Ph.D.	Chairman of the Board	March 9, 2006

/S/ CHARLES COHEN Charles Cohen, Ph.D.	Director	March 9, 2006

/S/ ALAN M. GARBER Alan M. Garber, M.D., Ph.D.	Director	March 9, 2006

/S/ VINCENT MARCHESI Vincent Marchesi, M.D., Ph.D.	Director	March 9, 2006

/S/ FRANK MCCORMICK Frank McCormick, Ph.D.	Director	March 9, 2006

Signatures	Title	Date

/S/ GEORGE POSTE George Poste, D.V.M., Ph.D.	Director	March 9, 2006

/S/ LANCE WILLSEY Lance Willsey, M.D.	Director	March 9, 2006

/S/ JACK L. WYSZOMIERSKI Jack L. Wyszomierski	Director	March 9, 2006

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Share Exchange and Assignment Agreement, dated April 23, 2001, by and among Exelixis, Inc. and the Artemis stockholders named therein. (1)

2.2	Agreement and Plan of Merger and Reorganization, dated as of November 19, 2001, by and among Exelixis, Inc., Bluegreen Acquisition Sub, Inc. and Genomica Corporation. (2)

2.3	Agreement of Merger, dated as of June 28, 2002, between Exelixis, Inc. and Genomica Corporation. (3)

2.4	Agreement and Plan of Merger, dated September 27, 2004, by and among Exelixis, Inc., XBO Acquisition Corp., and X-Ceptor Therapeutics, Inc. (4)

3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc. (5)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc. (6)

3.3	Amended and Restated Bylaws of Exelixis, Inc. (7)

4.1	Specimen Common Stock Certificate. (5)

4.2±	Warrant, dated January 24, 1996, to purchase 267,857 post-split shares of Exelixis, Inc. Series B convertible stock in favor of MMC/GATX Partnership No. 1. (5)

4.3	Form of Warrant, dated June 9, 2005, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC (8)

4.4	Form of Convertible Promissory Note, dated May 22, 2001, by and between Exelixis, Inc. and Protein Design Labs, Inc. (9)

4.5	Form of Note Purchase Agreement, dated May 22, 2001, by and between Exelixis, Inc. and Protein Design Labs, Inc. (9)

4.6**	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC (8)

4.7	Fourth Amended and Restated Registration Rights Agreement, dated February 26, 1999, among Exelixis, Inc. and certain Stockholders of Exelixis, Inc. (5)

4.8	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto. (10)

4.9	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto. (10)

4.10**	Registration Rights Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC. (8)

10.1	Form of Indemnity Agreement. (5)

10.2†	1994 Employee, Director and Consultant Stock Plan. (5)

10.3†	1997 Equity Incentive Plan. (5)

10.4†	2000 Equity Incentive Plan. (5)

10.5†	2000 Non-Employee Directors’ Stock Option Plan. (11)

Exhibit Number	Description

10.6†	2000 Employee Stock Purchase Plan. (12)

10.7†	Agritope, Inc. 1997 Stock Award Plan. (13)

10.8†	Form of Stock Option Agreement under the 2000 Non-Employee Directors’ Stock Option Plan. (14)

10.9†	Form of Stock Option Agreement under the 2000 Equity Incentive Plan (early exercise permissible). (14)

10.10†	Form of Stock Option Agreement under the 2000 Equity Incentive Plan (early exercise may be restricted). (7)

10.11†	Employment Agreement, dated September 13, 1996, between George Scangos, Ph.D. and Exelixis, Inc. (5)

10.12†	Employment Agreement, dated June 18, 2001, between Jeffrey R. Latts, M.D. and Exelixis, Inc. (6)

10.13†	Employment Agreement, dated February 3, 2000, between Michael Morrissey, Ph.D. and Exelixis, Inc. (6)

10.14†	Employment Agreement, dated November 20, 2003, between Frank Karbe and Exelixis, Inc. (6)

10.15†	Employment Agreement, dated March 27, 2000, between Pamela Simonton, J.D., L.L.M. and Exelixis, Inc. (15)

10.16†	Exelixis, Inc. Change in Control and Severance Plan. (16)

10.17*	Collaboration Agreement, dated December 16, 1999, between Exelixis, Inc., Bayer Corporation and Genoptera LLC. (5)

10.18*	Operating Agreement, dated December 15, 1999, between Exelixis, Inc., Bayer Corporation and Genoptera LLC. (5)

10.19	Amendment No. 1, effective January 1, 2005, to Collaboration Agreement, among Exelixis, Inc., Bayer CropScience LP and Genoptera LLC. (17)

10.20*	Collaboration Agreement, dated May 22, 2001, by and between Exelixis, Inc. and Protein Design Labs, Inc. (9)

10.21*	License Agreement, dated July 17, 2001, by and between Exelixis, Inc. and Bristol-Myers Squibb Company. (18)

10.22*	Amended and Restated Cancer Collaboration Agreement, dated as of December 15, 2003, by and between Exelixis, Inc. and Bristol-Myers Squibb Company. (19)

10.23*	Product Development and Commercialization Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (20)

10.24*	First Amendment to the Product Development and Commercialization Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (15)

10.25*	Stock Purchase and Stock Issuance Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (20)

10.26	First Amendment to the Stock Purchase and Stock Issuance Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (15)

10.27*	Loan and Security Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (20)

Exhibit Number	Description

10.28	Second Amendment to the Loan and Security Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (21)

10.29*	Third Amendment to the Loan and Security Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (15)

10.30**	Collaboration Agreement, dated May 31, 2005, between Exelixis, Inc. and Genentech, Inc. (8)

10.31**	License Agreement, dated June 10, 2005, between Exelixis, Inc. and Helsinn Healthcare S.A. (8)

10.32**	Novated and Restated Technology License Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution, Inc. (8)

10.33**	Amended and Restated Research and Development Agreement, dated June 9, 2005, among Exelixis, Inc., Symphony Evolution, Inc. and Symphony Evolution Holdings LLC. (8)

10.34**	Purchase Option Agreement, dated June 9, 2005, among Exelixis, Inc., Symphony Evolution Holdings LLC and Symphony Evolution, Inc. (8)

10.35**	Collaboration Agreement, December 5, 2005, between Exelixis, Inc. and Bristol-Myers Squibb Company.

10.36**	License Agreement, December 21, 2005, between Exelixis, Inc. and Wyeth Pharmaceuticals Division.

10.37	Lease, dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc. (5)

10.38	First Amendment to Lease, dated March 29, 2000, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc. (22)

10.39	Lease Agreement, dated May 24, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc. (6)

10.40	Second Amendment to Lease, dated July 20, 2004, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc. (6)

10.41	Lease agreement, dated May 27, 2005, between Exelixis, Inc. and Britannia Pointe Grand Limited Partnership. (23)

10.42	Master Lease Agreement, dated April 9, 2001, between GE Capital Corporation and Exelixis, Inc. (24)

10.43	Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc. (3)

10.44	Loan Modification Agreement, dated December 21, 2004, between Silicon Valley Bank and Exelixis, Inc. (25)

10.45†	Compensation Information for Named Executive Officers.

10.46†	Compensation Information for Non-Employee Directors.

21.1	Subsidiaries of Exelixis, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on signature page).

Exhibit Number	Description

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1‡	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Management contract or compensatory plan.

±	The reference to shares has been adjusted to reflect the reverse stock split which occurred in April 2000.

*	Confidential treatment granted for certain portions of this exhibit.

**	Confidential treatment requested for certain portions of this exhibit.

‡	This certification accompanies this Annual Report on Form 10-K, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

1.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2001 and incorporated herein by reference.

2.	Filed as Annex A to Exelixis, Inc.’s Registration Statement on Form S-4 (File No. 333-74120), as filed with the Securities and Exchange Commission on November 29, 2001 and incorporated herein by reference.

3.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 6, 2002 and incorporated herein by reference.

4.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 28, 2004 and incorporated herein by reference.

5.	Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-1 (File No. 333-96335), as filed with the Securities and Exchange Commission on February 7, 2000, as amended, and incorporated herein by reference.

6.	Filed as an Exhibit to Exelixis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 5, 2004 and incorporated herein by reference.

7.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2004 and incorporated herein by reference.

8.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005 and incorporated herein by reference.

9.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed with the Securities and Exchange Commission on August 14, 2001 and incorporated herein by reference.

10.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 21, 2004 and incorporated herein by reference.

11.	Filed as an Appendix to Exelixis, Inc.’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on February 27, 2004 and incorporated herein by reference.

12.	Filed as an Appendix to Exelixis, Inc.’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on March 18, 2005 and incorporated herein by reference.

13.	Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-8 (File No. 333-52434), as filed with the Securities Exchange Commission on December 21, 2000 and incorporated herein by reference.

14.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 8, 2004 and incorporated herein by reference.

15.	Filed as an Exhibit to Exelixis, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2004, filed with the Securities and Exchange Commission on March 15, 2005 and incorporated herein by reference.

16.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2005 and incorporated herein by reference.

17.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.

18.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001 and incorporated herein by reference.

19.	Filed as an Exhibit to Exelixis, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2003, filed with the Securities and Exchange Commission on February 20, 2004, as amended, and incorporated herein by reference.

20.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 8, 2002 and incorporated herein by reference.

21.	Filed as on Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2004 and incorporated herein by reference.

22.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities Exchange Commission on May 15, 2000 and incorporated herein by reference.

23.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 27, 2005 and incorporated herein by reference.

24.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Securities and Exchange Commission on May 15, 2001 and incorporated herein by reference.

25.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2004 and incorporated herein by reference.