Form 10-Q
period 2006-03-31
EXELIXIS INC
filed 2006-05-09
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

On April 28, 2006 there were 83,925,538 shares of common stock, par value $.001 per share, of Exelixis, Inc. outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

ITEM 1.	FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2006	December 31, 2005 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,101	$96,471
Marketable securities	36,995	67,307
Investments held by Symphony Evolution, Inc.	30,279	34,039
Other receivables	5,936	7,102
Prepaid expenses and other current assets	4,951	5,442

Total current assets	218,262	210,361
Restricted cash and investments	12,123	12,682
Property and equipment, net	33,715	35,577
Goodwill	67,364	67,364
Other intangibles, net	3,154	3,425
Other assets	2,964	3,303

Total assets	$337,582	$332,712

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,120	$1,689
Other accrued expenses	13,060	13,774
Accrued compensation and benefits	6,791	7,817
Current portion of capital lease obligations	8	98
Current portion of notes payable and bank obligations	12,081	11,893
Convertible promissory note	30,000	30,000
Deferred revenue	59,259	43,484

Total current liabilities	124,319	108,755
Notes payable and bank obligations	21,250	21,858
Convertible promissory note and loans	85,000	85,000
Other long-term liabilities	16,184	14,475
Deferred revenue	56,307	45,329

Total liabilities	303,060	275,417

Noncontrolling interest in Symphony Evolution, Inc.	20,234	23,752
Commitments
Stockholders’ equity:
Common stock	85	84
Additional paid-in-capital	644,096	636,263
Accumulated other comprehensive income	1,007	973
Accumulated deficit	(630,900)	(603,777)

Total stockholders’ equity	14,288	33,543

Total liabilities, noncontrolling interest and stockholders’ equity	$337,582	$332,712

(1)	The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Contract	$12,246	$10,090
License	5,873	2,784

Total revenues	18,119	12,874

Operating expenses:
Research and development	39,897	33,321
General and administrative	9,007	6,242
Amortization of intangible assets	272	272

Total operating expenses	49,176	39,835

Loss from operations	(31,057)	(26,961)
Other income (expense):
Interest income	1,944	928
Interest expense	(1,534)	(1,552)
Other income, net	6	174

Total other income (expense)	416	(450)

Loss before noncontrolling interest in Symphony Evolution, Inc.	(30,641)	(27,411)
Loss attributed to noncontrolling interest in Symphony Evolution, Inc.	3,518	—

Net loss	$(27,123)	$(27,411)

Net loss per share, basic and diluted	$(0.32)	$(0.36)

Shares used in computing basic and diluted net loss per share	83,678	75,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(27,123)	$(27,411)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,313	4,178
Loss attributed to noncontrolling interest	(3,518)	—
Stock-based compensation expense	4,636	(16)
Amortization of intangibles	272	272
Gain on the sale of equipment	—	(122)
Other	135	117
Changes in assets and liabilities:
Other receivables	1,313	(8,400)
Prepaid expenses and other current assets	486	(925)
Other assets	(134)	(1,062)
Accounts payable and other accrued expenses	1,192	(6,789)
Other long-term liabilities	1,709	1,612
Deferred revenue	26,753	6,261

Net cash provided by (used in) operating activities	10,034	(32,285)

Cash flows from investing activities:
Purchases of investments held by Symphony Evolution, Inc.	(343)	—
Proceeds on sale of investments held by Symphony Evolution, Inc.	4,102	—
Purchases of property and equipment	(2,057)	(3,986)
Proceeds from sale of equipment	—	152
Change in restricted cash and investments	559	560
Proceeds from maturities of marketable securities	45,443	35,512
Purchases of marketable securities	(15,180)	(21,285)

Net cash provided by investing activities	32,524	10,953

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	—	8,854
Proceeds from exercise of stock options and warrants	1,562	54
Payments on capital lease obligations	(90)	(664)
Proceeds from notes payable and bank obligations	2,424	—
Principal payments on notes payable and bank obligations	(2,842)	(3,678)

Net cash provided by financing activities	1,054	4,566

Effect of foreign exchange rate changes on cash and cash equivalents	18	45

Net increase (decrease) in cash and cash equivalents	43,630	(16,721)
Cash and cash equivalents, at beginning of period	96,471	78,105

Cash and cash equivalents, at end of period	$140,101	$61,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(unaudited)

NOTE 1 Organization and Summary of Significant Accounting Policies

Organization

Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biotechnology company committed to using its discovery and clinical development capabilities to develop high-quality, differentiated pharmaceutical products for the treatment of cancer and other serious diseases. The majority of our pharmaceutical programs focus on drug discovery and development of small molecules in cancer. We believe that our proprietary technologies and drug discovery engine are also valuable to other industries whose products can be enhanced by an understanding of DNA or proteins, including the agrochemical and agricultural industries. We also maintain operations in Germany, which are engaged in activities dedicated towards the provision of transgenic mouse generation services, tools and related licenses to the industrial and academic community.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-K filed with the SEC on March 9, 2006.

Basis of Consolidation

The consolidated financial statements include the accounts of Exelixis and our wholly-owned subsidiaries as well as one variable interest entity, Symphony Evolution, Inc., for which we are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). All significant intercompany balances and transactions have been eliminated. We have determined that our subsidiary located in Germany, Artemis Pharmaceuticals, is an operating segment and it has been aggregated into one reportable segment with Exelixis.

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

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) effective January 1, 2006, which requires the recognition of stock-based compensation at fair value in our consolidated statements of operations. We adopted SFAS 123R under the modified prospective method and therefore we have not restated results for prior periods. Under the modified prospective method, we recorded compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We continued to apply the Black-Scholes option pricing model in determining the fair value of share based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). See Note 3 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 Comprehensive Loss

Comprehensive loss represents net loss plus the results of certain stockholders’ equity changes, which are comprised of unrealized gains and losses on available-for-sale securities and foreign currency cumulative translation adjustments, not reflected in the consolidated statements of operations. Comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(27,123)	$(27,411)
Increase (decrease) in unrealized gains on available-for-sale securities	68	(236)
Increase (decrease) in cumulative translation adjustment	(34)	144

Comprehensive loss	$(27,089)	$(27,503)

NOTE 3 Stock-Based Compensation

Stock Option Plans

We have several stock option plans under which we have granted incentive stock options and non-qualified stock options to employees, directors and consultants. The Board of Directors or a designated Committee of the Board is responsible for administration of Exelixis’ employee stock option plans and determines the term, exercise price and vesting terms of each option. In general, our options have a four-year vesting term, an exercise price equal to the fair market value on the date of grant, and a ten year life from the date of grant. At March 31, 2006, a total of 7.9 million shares were available for grant under our stock option plans.

Stock Purchase Plan

In January 2000, we adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each six month purchase period. At March 31, 2006, we had 1.6 million shares available for grant under our ESPP.

Adoption of SFAS 123R

SFAS 123R requires the recognition of stock-based compensation at fair value in our consolidated statements of operations. We recognize stock-based compensation expense net of estimated forfeitures in order to only recognize the expense for the shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. We estimated the forfeiture rate for the first quarter of fiscal 2006 based on our historical experience at an annual rate of 3.9%.

As a result of adopting SFAS 123R, we recorded employee stock-based compensation of $4.6 million for the three months ended March 31, 2006. The impact on both basic and diluted net loss per share for the three months ended March 31, 2006 was $0.05. Employee stock-based compensation expenses of $3.1 million and $1.5 million were allocated to research and development expenses and general and administrative expenses, respectively. Prior to March 31, 2006, we provided pro forma disclosures amounts in accordance with SFAS 123, as if the fair value method defined by SFAS 123 had been applied to our stock-based compensation. The following table illustrates the effect on net loss and loss per share for the three-month period ending March 31, 2005, had we applied the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts):

Three Months Ended, March 31, 2005
Net loss:
As reported	$(27,411)
Add: Stock-based employee compensation expense (reversal) included in reported net loss	(16)
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards	(4,421)

Pro forma	$(31,848)

Net loss per share (basic and diluted):
As reported	$(0.36)

Pro forma	$(0.42)

We use the Black-Scholes option pricing model to value our stock options. The expected life computation is based on historical exercise patterns and post vesting termination behavior. We considered implied volatility as well as our historical realized volatility when developing an estimate of expected volatility. The fair value of employee share-based payments awards was estimated using the following assumptions and weighted average fair values:

	Stock Options		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Weighted average grant date fair value of grants	$5.31	$5.18	$2.20	$2.46
Risk-free interest rate	4.31%	3.46%	4.12%	1.11%
Dividend yield	0%	0%	0%	0%
Volatility	64%	72%	56%	63%
Expected life	4.7 years	4.0 years	0.5 years	0.5 years

A summary of all option activity for the three months ended March 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	13,157,431	$10.73
Granted	3,581,155	9.46
Exercised	(196,852)	7.52
Cancelled	(230,908)	16.05

Options outstanding at March 31, 2006	16,310,826	10.42	7.9 years	$46,541,025

Exercisable at March 31, 2006	8,598,680	11.59	6.5 years	$24,138,158

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. Total intrinsic value of options exercised for the three months ended March 31, 2006 was $0.6 million. Total fair value of options vested and expected to vest was $4.4 million and compensation expense related to our ESPP was $0.2 million for the three months ended March 31, 2006.

As of March 31, 2006, $47.0 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 3.2 years. Cash received from option exercises for the first three months ended March 31, 2006 was $1.5 million.

NOTE 4 Bristol-Myers Squibb

In December 2005, Exelixis and Bristol-Myers Squibb (“BMS”) entered into a collaboration agreement for the discovery, development and commercialization of novel therapies targeted against the Liver X Receptor (“LXR”), a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. Upon closing of the transaction in January 2006, we granted BMS an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR. During the research term, Exelixis and BMS expect to jointly identify drug candidates that are ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by BMS, BMS will be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and sales/marketing activities for such drug candidate.

BMS paid us a nonrefundable upfront payment in the amount of $17.5 million and is obligated to provide research and development funding of $10.0 million per year for an initial research period of two years. BMS has the option to extend the research period for an additional one-year term. The upfront payment and the research and development funding will be recognized as revenue over the research period. Under the agreement, BMS is required to pay us development and regulatory milestones of up to $140.0 million per product for up to two products from the collaboration. In addition, we are also entitled to receive sales milestones and royalties on any sales of products commercialized under the agreement.

NOTE 5 Sankyo Company

In March 2006, Exelixis and Sankyo Company, a wholly-owned subsidiary of Daiichi Sankyo Company, Limited (“Sankyo”), entered into a collaboration agreement for the discovery, development and commercialization of novel therapies targeted against the mineralocorticoid receptor (“MR”), a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic diseases. Under the terms of the agreement, we granted to Sankyo an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate MR. After completion of the research term, Sankyo will be responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds.

Sankyo paid us a nonrefundable upfront payment in the amount of $20.0 million and is obligated to provide research and development funding of $3.8 million over a 15-month research term. Exelixis and Sankyo may mutually agree to extend the research term for an additional two years. The upfront payment and research and development funding will be recognized as revenue over the research term commencing as of April 1, 2006. Under the agreement, Sankyo is required to pay us pre-specified development, regulatory and commercialization milestones. In addition, we are also entitled to receive royalties on sales of certain products commercialized under the agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “could,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Part II, Item 1A of this Form 10-Q, as well as those discussed elsewhere in this report.

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2005 audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 9, 2006. Operating results are not necessarily indicative of results that may occur in future periods. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

To date, we have filed eight investigational new drug applications (INDs). We believe that our deep pool of drug candidates will enable us to continue to file multiple new INDs each year for the foreseeable future. As our compounds advance into clinical development, we expect to generate a critical mass of data that will help us understand the full clinical and commercial potential of our product candidates. In addition to guiding the potential commercialization of our innovative therapies, these data may contribute to the understanding of disease and help improve treatment outcomes.

Our current pipeline includes the following compounds:

Compound Targets		Indication	Stage of Development

XL119*	Topoisomerase 2	Biliary tract cancer	Phase 3

XL999**	VEGFR, PDGFR, FGFR	Renal cell carcinoma, colon, ovarian, non-small cell lung cancers, multiple myeloma and acute myelogenous leukemia	Phase 2

XL784**	ADAM 10	Diabetic nephropathy	Phase 2

XL647**	EGFR, HER2, VEGFR	Cancer	Phase 1

XL880	c-MET, VEGFR2	Cancer	Phase 1

XL820	c-KIT, VEGFR2 and PDGFR	Cancer	Phase 1

XL844	CHK 1 and 2	Cancer	Phase 1

XL184	c-MET, VEGFR2	Cancer	Phase 1

XL281	RAF	Cancer	Preclinical

XL418	AKT/S6K	Cancer	Preclinical

XL228	ABL, SRC	Cancer	Preclinical

XL550	MR	Hypertension	Preclinical

XL335*	FXR	Atherosclerosis	Preclinical

EXEL2255*	LXR	Atherosclerosis	Preclinical

*	XL119, XL335 and EXEL2255 are out-licensed to Helsinn, Wyeth and BMS, respectively.

**	Out-licensed to Symphony Evolution, Inc. and subject to exclusive repurchase options.

Pursuant to a product development and commercialization agreement between Exelixis and GlaxoSmithKline, GlaxoSmithKline has the option, after completion of clinical proof-of-concept by Exelixis, to elect to develop up to three compounds in Exelixis’ product pipeline, which may include XL784 and the cancer compounds identified in the table above (other than XL119).

We have established collaborations with major pharmaceutical and biotechnology companies based on the strength of our technologies and expertise in biology, drug discovery and development that allow us to retain economic participation in compounds and support additional development of our proprietary products. Through these collaborations, we obtain license fees, research funding, and the opportunity to receive milestone payments and royalties from research results and subsequent product development activities. We have ongoing commercial collaborations with several leading pharmaceutical and biotechnology companies, including GlaxoSmithKline, Bristol-Myers Squibb, Genentech, Wyeth and Sankyo. We expect to continue to use corporate partnering as a strategic tool to cultivate our assets, fund our operations and expand the therapeutic and commercial potential of our pipeline.

As our company has matured and our development efforts have intensified, we have restructured our organization as needed to reallocate resources and enhance the efficiency of our operations. We believe that these efforts have strengthened our company by enabling us to achieve an appropriate functional balance within our organization.

Recent Developments

Development Update

We have an extensive pipeline of compounds in various stages of development that will potentially treat cancer, renal disease and various metabolic and cardiovascular disorders. The following table summarizes the status of our clinical and preclinical development pipeline.

COMPOUNDS
LEAD OPTIMIZATION/ CANDIDATE SELECTION
DEVELOPMENT CANDIDATE
IND
PHASE 1
PHASE 2
PHASE 3
XL119*
XL999**
XL784**
XL647**
XL880
XL820
XL844
XL184
PRECLINICAL: CANCER
XL281
XL418
XL228
PRECLINICAL: METABOLISM
XL550
XL335*
EXEL2255*

** Out-licensed to Symphony Evoluation, Inc. and subject to a repurchase option.

Pipeline Update

We currently have eight compounds in clinical development. XL119, which has been exclusively licensed to Helsinn Healthcare S.A. of Switzerland, is in a multi-national Phase 3 clinical trial for the treatment of bile duct tumors. XL999 is being evaluated in Phase 2 clinical trials in patients with renal cell carcinoma, colon, ovarian, non-small cell lung cancer, multiple myeloma and acute myelogenous leukemia (AML). We commenced a Phase 2 clinical trial of XL784 in the first quarter of 2006 to test its efficacy in patients with renal failure. We have completed a Phase 1 clinical trial of XL647 and the Phase 2 clinical program for XL647 in patients with tumors where kinases inhibited by XL647 are known to play a role is expected to start in the middle of 2006. Additionally, in oncology, we have Phase 1 clinical trials ongoing for XL880, XL820, XL844 and XL184. All of these compounds are being tested in Phase 1 clinical trials in patients with various solid tumors for which there is no other treatment option with the exception of XL844, which is being tested in patients with chronic lymphocytic leukemia (CLL).

All of our compounds, with the exception of XL119 (which was in-licensed from Bristol-Myers Squibb), were generated through our internal drug discovery efforts. The oncology program currently is comprised of ten compounds – seven in clinical development and three in preclinical development. We plan to continue preclinical work on XL281, XL418 and XL228 with the goal of filing three INDs in 2006.

We have licensed to Symphony Evolution, Inc. (SEI) our intellectual property rights, including commercialization rights, to XL647, XL999 and XL784 in exchange for SEI’s investment of up to $80.0 million to advance the clinical development of these compounds. We have retained exclusive options to reacquire the compounds at specified prices. We continue to be primarily responsible for the development of these product candidates in accordance with a specified development plan and related development budget.

Bristol-Myers Squibb

In December 2005, Exelixis and Bristol-Myers Squibb entered into a collaboration agreement for the discovery, development and commercialization of novel therapies targeted against the Liver X Receptor (LXR), a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. Upon closing of the transaction in January 2006, we granted Bristol-Myers Squibb an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR. During the research term, Exelixis and Bristol-Myers Squibb expect to jointly identify drug candidates that are ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by Bristol-Myers Squibb, Bristol-Myers Squibb will be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and commercialization activities for such drug candidate.

Bristol-Myers Squibb paid us a nonrefundable upfront payment in the amount of $17.5 million and is obligated to provide research and development funding of $10.0 million per year for an initial research period of two years. Bristol-Myers Squibb has the option to extend the research period for an additional one-year term. The upfront payment and the research and development funding will be recognized as revenue over the research period. Under the agreement, Bristol-Myers Squibb is required to pay us development and regulatory milestones of up to $140.0 million per product for up to two products from the collaboration. In addition, we are also entitled to receive sales milestones and royalties on any sales of products commercialized under the collaboration. Bristol-Myers Squibb has the option to terminate the collaboration agreement starting in January 2008, in which case Bristol-Myers Squibb’s payment obligations will cease, its license relating to compounds that modulate LXR will terminate and revert back to us, and we will receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize certain collaboration compounds that were discovered under the agreement.

Sankyo Company

In March 2006, Exelixis and Sankyo Company, a wholly-owned subsidiary of Daiichi Sankyo Company Limited (Sankyo) entered into a collaboration agreement for the discovery, development and commercialization of novel therapies targeted against the mineralocorticoid receptor (MR), a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic diseases. Under the terms of the agreement, we have granted to Sankyo an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate MR. After completion of the research term, Sankyo will be responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds.

Sankyo paid us a nonrefundable upfront payment in the amount of $20.0 million and is obligated to provide research and development funding of $3.8 million over a 15-month research term. Exelixis and Sankyo may mutually agree to extend the research term for an additional two years. The upfront payment and research and development funding will be recognized as revenue over the initial research term commencing as of April 1, 2006. Under the agreement, Sankyo is required to pay us pre-specified development, regulatory and commercialization milestones. In addition, we are also entitled to receive royalties on any sales of certain products commercialized under the agreement. Sankyo may terminate the agreement upon 90 days’ written notice in which case Sankyo’s payment obligations will cease, its license relating to compounds that modulate MR will terminate and revert back to Exelixis, and Exelixis will receive, subject to certain terms and conditions, licenses from Sankyo to research, develop and commercialize compounds that were discovered under the agreement.

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

•	Liquidity. As of March 31, 2006, we had $219.5 million in cash and cash equivalents and marketable securities, which included restricted cash and investments of $12.1 million and investments held by Symphony Evolution, Inc. (SEI) of $30.3 million. We currently anticipate that our current cash and cash equivalents, marketable securities, investments held by SEI, additional committed financing from SEI and other funding that we expect to receive from collaborators, which includes a moderate level of business development activity, will enable us to maintain our operations for at least the next 12 months. This estimate includes the scheduled repayment of a $30.0 million convertible promissory note to Protein Design Labs due in May 2006. We will have to obtain additional funding in order to support the aggressive development of our broad clinical and preclinical pipelines. Our minimum liquidity needs are also determined by certain financial covenants contained in our loan and security agreement with GlaxoSmithKline, which require us to maintain working capital of at least $25.0 million and cash and investments of at least $50.0 million. Our ability to raise additional funds may be severely impaired if any of our product candidates fails to show safety or efficacy in clinical testing.

•	Reliance on Partners. We currently have no pharmaceutical products that have received marketing approval, and we have generated no revenues from the sale of such products. We do not expect to generate product revenues from the sale of pharmaceutical products in the near term and expect that all of our revenues, such as milestone and royalty revenues, will be generated from collaboration agreements with our partners. Milestones under these agreements may be tied to factors that are outside of our control, such as significant clinical or regulatory events with respect to compounds that have been licensed to our partners.

•	GlaxoSmithKline Compound Selection. Pursuant to our product development and commercialization agreement with GlaxoSmithKline, GlaxoSmithKline has the option, after completion of clinical proof-of-concept by us, to elect to develop up to three compounds in our product pipeline, which may include XL784, XL647, XL999, XL880, XL184, XL820, XL844, XL281, XL418, XL228 and two earlier stage oncology programs. A compound selection by GlaxoSmithKline could potentially trigger significant milestone payments. The size of these milestone payments depends largely on how quickly we can advance compounds to proof-of-concept. Delays in obtaining clinical proof-of-concept for compounds subject to GlaxoSmithKline’s election rights may decrease the size of any GlaxoSmithKline milestones and negatively impact our financial position.

•	Symphony Evolution. In 2005, we licensed three of our lead compounds (XL784, XL647 and XL999) to SEI in return for up to $80.0 million in investment for the clinical development of these compounds. We continue to be primarily responsible for the development of these compounds in accordance with specified development plans and related development budgets. We have retained exclusive options to reacquire the compounds from SEI at specified purchase prices. If GlaxoSmithKline elects any of the compounds licensed to SEI for further development, we would have to repurchase such compound or compounds from SEI. If selection milestones received under our GlaxoSmithKline collaboration are insufficient to cover the repurchase price, we may have to raise additional funds to cover the repurchase price. In addition, the repurchase prices for the compounds licensed to SEI increase over the length of the option period.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. There have been no changes during the three months ended March 31, 2006 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Results of Operations

Revenues

Total revenues by category, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2006	2005
Contract revenue:
Research and development funding	$10.7	$9.8
Milestones	1.5	0.3
License revenue:
Amortization of upfront payments, including premiums paid on equity purchases	5.9	2.8

Total revenues	$18.1	$12.9

Dollar increase	$5.2
Percentage increase	41%

The increase of $0.9 million in research and development funding for the three months ended March 31, 2006, as compared to the comparable prior year period, was driven primarily by increases in funding of $2.1 million from Bristol-Myers Squibb, $0.8 million from Genentech and $0.8 million attributable to customers of our German subsidiary. These increases were offset by decreases of $2.0 million related to the conclusion of our Genoptera collaboration in June 2005 and $1.0 million due to the completion of our first collaboration with Sankyo in March 2005.

The increase of $1.2 million in milestone revenues for the three months ended March 31, 2006, as compared to the comparable prior year period, was driven by revenues associated with achieving two milestones under our collaboration with GlaxoSmithKline in May 2005.

The increase of $3.1 million in the amortization of upfront payments, including premiums paid on equity purchases for the three months ended March 31, 2006, as compared to the comparable prior year period, was driven primarily by additional revenues of $2.5 million from upfront payments from Wyeth and $1.2 million from Bristol-Myers Squibb, offset by a decrease of $0.6 million related to the conclusion of our Genoptera collaboration in June 2005.

Research and Development Expenses

Total research and development expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31
	2006	2005
Research and development expenses	$39.9	$33.3
Dollar increase	$6.6
Percentage increase	20%

Research and development expenses consist primarily of personnel expenses, employee stock-based compensation expenses, laboratory supplies, consulting and facilities costs. The increase for the three months ended March 31, 2006, as compared to the comparable period in 2005, resulted primarily from the following:

•	Employee Stock-Based Compensation – Employee stock-based compensation expense increased by $3.1 million due to our adoption of SFAS 123R effective January 1, 2006.

•	Consulting and Professional – Consulting and professional expense, which includes services performed by third-party contract research organizations and other vendors, increased by $2.2 million, or 64%, primarily due to an increase in activities associated with advancing our clinical and preclinical development programs. These activities included Phase 2 clinical trial activity for XL999 and XL784 and Phase 1 clinical trial activity for XL647, XL880, XL844, XL820 and XL184 as well as pre-clinical activity for XL228, X281 and XL418.

•	Personnel – Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, increased by $1.3 million, or 10%, primarily due to the expansion of our headcount supporting drug development operations to advance our clinical and preclinical development programs.

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

We currently do not have estimates of total costs for a particular drug candidate to reach the market. Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may involve unanticipated additional clinical trials and that may not result in the necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. In addition, clinical trials of our potential products may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.

General and Administrative Expenses

Total general and administrative expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2006	2005
General and administrative expenses	$9.0	$6.2
Dollar increase	$2.8
Percentage increase	44%

General and administrative expenses consist primarily of personnel expenses, employee stock-based compensation expense, facility costs and consulting and professional expenses, such as legal and accounting fees. The increase in expenses for the three months ended March 31, 2006, as compared to the comparable period in 2005, resulted primarily from the increase of $1.5 million in employee stock-based compensation expense due to our adoption of SFAS 123R as well as consulting and personnel expenses to support our general operating activities.

Amortization of Intangibles

Total amortization of intangible assets, as compared to the prior year, was as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2006	2005
Amortization of intangible assets	$0.3	$0.3
Dollar increase	$—
Percentage increase	0%

Intangible assets result from our acquisitions of X-Ceptor, Genomica, Artemis and Agritope (renamed Exelixis Plant Sciences). Amortization of intangibles expense was consistent for the three months ended March 31, 2006, as compared to the comparable period in 2005.

Total Other Income (Expense)

Total other income (expense), as compared to the prior year period, was as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2006	2005
Total other income (expense)	$0.4	$(0.5)
Dollar increase	$0.9
Percentage increase	192%

Total other income (expense) consists primarily of interest income earned on cash and cash equivalents, marketable securities and investments held by SEI, offset by interest expense incurred on our notes payable, bank obligations, capital lease obligations and convertible notes and loans. The increase in total other income (expense) for the three months ended March 31, 2006, as compared to the comparable period in 2005, was primarily due to increases in interest income as a result of higher cash and investment balances as well as higher average interest rates.

Noncontrolling Interest in Symphony Evolution, Inc.

We have consolidated SEI’s financial condition and results of operations in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (FIN 46R). While we have consolidated SEI’s financial condition and results of operations in accordance with FIN 46R, SEI is wholly-owned by the noncontrolling interest holders. Therefore, we have deducted the losses attributed to the noncontrolling interest (SEI’s losses) from our net loss in the condensed consolidated statement of operations and we have also reduced the noncontrolling interest holders’ ownership interest in SEI in the condensed consolidated balance sheet by SEI’s losses. For the three-month periods ended March 31, 2006 and 2005, the losses attributed to the noncontrolling interest holders were $3.5 million and none, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the three-month periods ended March 31, 2006 and 2005 (dollar amounts are presented in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(27,123)	$(27,411)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	5,838	4,429
Changes in operating assets and liabilities	31,319	(9,303)

Net cash provided by (used in) operating activities	10,034	(32,285)
Net cash provided by investing activities	32,524	10,953
Net cash provided by financing activities	1,054	4,566
Effect of foreign exchange rate changes on cash and cash equivalents	18	45

Net increase (decrease) in cash and cash equivalents	43,630	(16,721)
Cash and cash equivalents, at beginning of year	96,471	78,105

Cash and cash equivalents, at end of year	$140,101	$61,384

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income. We have also financed certain of our research and development activities under our agreements with SEI. As of March 31, 2006, we had $219.5 million in cash and cash equivalents and marketable securities, which includes restricted cash and investments of $12.1 million and investments held by SEI of $30.3 million.

Operating Activities

Our operating activities provided cash of $10.0 million and used cash of $32.3 million for the three months ended March 31, 2006 and 2005, respectively. Cash provided by operating activities for the 2006 period relates primarily to upfront payments received from Bristol-Myers Squibb of $17.5 million and Sankyo of $20.0 million. Significant differences between our net loss and cash provided by operating activities in 2006 include non-cash stock-based compensation expense recognized due to our adoption of SFAS 123R and non-cash charges related to depreciation and amortization. Cash used in operating activities for the 2005 period relates primarily to funding net losses and changes in other receivables and accounts payable and other accrued expenses, partially offset by changes in deferred revenues from collaborators.

Changes in cash from operating activities are primarily a result of differences in the timing of cash receipts and earnings recognition, expenses related to the noncontrolling interest and non-cash charges. For example, we recorded an increase in deferred revenues of $20.5 million during the 2006 period as compared to the 2005 period. This increase in deferred revenues represented the excess of cash received in 2006 over the revenues which were recognized and included in the calculation of net loss. In addition, net loss for the 2006 period excluded losses which are attributed to the noncontrolling interest in SEI. However, our cash used in operating activities for the 2006 period included expenses related to $3.5 million in losses attributed to the noncontrolling interest. We expect to use cash for operating activities for the next several years as we continue to incur net losses associated with our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies.

Investing Activities

Our investing activities provided cash of $32.5 million and $11.0 million for the three months ended March 31, 2006 and 2005, respectively. Cash used in investing activities was primarily due to purchases and proceeds from maturities of marketable securities, proceed on sale of investments held by SEI and purchases of property and equipment.

The increase of $21.6 million in cash provided by investing activities for the 2006 period as compared with the prior year period was primarily driven by an increase of $9.9 million from proceeds from maturities of marketable securities, a decrease of $6.1 million from purchases of marketable securities and $4.1 million from proceeds on sale of investments held by SEI. In the three months ended March 31, 2006 and 2005, we made purchases of $2.1 million and $4.0 million, respectively, of property and equipment. We expect to continue to make significant investments in research and development and our administrative infrastructure, including purchases of property and equipment to support our expanding preclinical and clinical development operations.

Financing Activities

Our financing activities provided cash of $1.1 million and $4.6 million for the three months ended March 31, 2006 and 2005, respectively. Cash provided by our financing activities for the 2006 period was primarily driven by net proceeds of $2.4 million from an equipment financing facility and $1.6 million from the exercise of stock options and warrants. These increases were partially offset by $2.8 million in payments made on notes payable and bank obligations. Cash provided by our financing activities for the 2005 period was primarily driven by proceeds of $11.1 million received from the purchase of 1.0 million shares of our common stock by GlaxoSmithKline, which included a $2.2 million premium. These increases were partially offset by $3.7 million in payments made on notes payable and bank obligations.

We finance property and equipment purchases through equipment financing facilities, such as capital leases, notes and bank obligations. Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes. During 2006, we have the ability to draw up to an additional $40.0 million from SEI. Over the next several years, we are required to make certain payments on notes, bank obligations and loans from collaborators, including a $30.0 million convertible promissory note due in May 2006.

Cash Requirements

We have incurred net losses since inception, including a net loss of $27.1 million for the three-month period ended March 31, 2006, and expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. We currently anticipate that our current cash and cash equivalents, marketable securities, investments held by SEI, additional committed financing from SEI and other funding that we expect to receive from collaborators, which includes a moderate level of business development activity, will enable us to maintain our operations for at least the next 12 months. This estimate includes the scheduled repayment of a $30.0 million convertible promissory note to PDL BioPharma, Inc. (formerly Protein Design Labs) due in May 2006. We may seek additional funding within this timeframe through collaborative relationships, private or public financing or other arrangements. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect.

Our future capital requirements will be substantial and will depend on many factors, including:

•	the level of payments received under collaboration agreements, licensing agreements and other arrangements;

•	the progress and scope of our collaborative and independent clinical trials and other research and development projects;

•	the timing and progress of the clinical development of our outlicensed product candidates XL647, XL999 and XL784, which will determine if and when we exercise our options to reacquire these product candidates;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights;

•	the cost of any acquisitions of or investments in businesses, products and technologies, although we currently have no commitments relating to any such transactions; and

•	the cost and timing of establishing or contracting for sales, marketing and distribution capabilities.

In addition, we will have to obtain additional funding in order to stay in compliance with financial covenants contained in our collaboration with GlaxoSmithKline. Under a loan and security agreement, our working capital must not be less than $25.0 million and our cash and investments must not be less than $50.0 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all outstanding obligations thereunder.

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

We have contractual obligations in the form of operating and capital leases, notes payable and licensing agreements. The following chart details our contractual obligations as March 31, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Notes payable and bank obligations	$33,331	$12,361	$16,702	$4,268	$—
Licensing agreements	2,627	1,129	1,354	144	—
Capital lease obligations	8	8	—	—	—
Convertible promissory note and loan	122,633	30,000	30,569	62,064	—
Operating leases	159,961	15,391	28,496	27,681	88,393

Total contractual cash obligations	$318,560	$58,889	$77,121	$94,157	$88,393

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at March 31, 2006 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005 on file with the Securities and Exchange Commission. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006 and December 31, 2005, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $3.1 million and $3.3 million, respectively.

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

Changes in internal controls. On January 1, 2006, we implemented an Enterprise Resource Planning (ERP) system, using SAP software, replacing our general ledger, financial reporting, order management and procurement systems.

Other than the changes discussed above, there were no other changes in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

An updated description of the risk factors associated with our business is set forth below. This description includes any material changes to the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

As of March 31, 2006, we had $219.5 million in cash and cash equivalents and marketable securities, which included restricted cash and investments of $12.1 million and investments held by SEI of $30.3 million. We currently anticipate that our current cash and cash equivalents, marketable securities, investments held by SEI, additional committed financing from SEI and other funding that we expect to receive from collaborators, which includes a moderate level of business development activity, will enable us to maintain our operations for at least the next 12 months. This estimate includes the scheduled repayment of a $30.0 million convertible promissory note to Protein Design Labs, Inc. due in May 2006.

Our future capital requirements will be substantial and will depend on many factors, including:

•	the level of payments received under collaboration agreements, licensing agreements and other arrangements;

•	the progress and scope of our collaborative and independent clinical trials and other research and development projects;

•	the timing and progress of the clinical development of our outlicensed product candidates XL647, XL999 and XL784, which will determine if and when we exercise our options to reacquire these product candidates;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights;

•	the cost of any acquisitions of or investments in businesses, products and technologies, although we currently have no commitments relating to any such transactions; and

•	the cost and timing of establishing or contracting for sales, marketing and distribution capabilities.

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

In addition, we will have to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, as part of our collaboration with GlaxoSmithKline, we entered into a loan and security agreement, dated October 28, 2002, which, as amended, contains financial covenants pursuant to which our working capital (the amount by which our current assets exceed our current liabilities as defined by the agreement) must not be less than $25.0 million and our cash and investments (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash and investments) must not be less than $50.0 million. As of March 31, 2006, our working capital was $93.9 million and our cash and investments were $219.5 million, which included restricted cash and investments of $12.1 million and investments held by SEI of $30.3 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $92.6 million at March 31, 2006.

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

We have incurred net losses each year since our inception, including a net loss of $27.1 million for the three-month period ended March 31, 2006. As of that date, we had an accumulated deficit of $630.9 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our pharmaceutical product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. Except for revenues associated with the transgenic mouse business of our German subsidiary, Artemis, our only revenues to date are license revenues and revenues under contracts with our partners. The size of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our technologies and undertake product development. We currently have numerous product candidates in various stages of clinical development and we anticipate filing IND applications for additional product candidates within the next 12 months. As a result, we expect that our operations will continue to increase, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

Under our exclusive license agreement with Helsinn, Helsinn is responsible for all aspects of clinical development of XL119. If XL119 receives regulatory approval, Helsinn will be responsible for the marketing and sale of the commercial product worldwide unless we reaquire the commercialization rights for North America. Because Helsinn is responsible for these functions, we have no control over the development schedule or, if XL119 receives regulatory approval, the marketing plan for XL119. If the clinical trials for XL119 are not successful, XL119 will not be commercialized. Moreover, beginning June 10, 2006, Helsinn may relinquish all rights and the license granted to it under the license agreement and thereby terminate the license agreement on at least six months’ prior written notice, if in Helsinn’s reasonable business judgment based on scientific or economic evidence, it is impossible for Helsinn to carry out further development or marketing of XL119. If the rights to develop and market XL119 revert to us, we will have to fund the clinical programs for XL119 on our own, seek a strategic partner to fund the further development, which may not be available on favorable terms, or at all, or outlicense or abandon XL119.

Our reliance on Helsinn poses a number of risks, including the following:

•	Potential disputes regarding milestone payments may arise in the future, which may postpone or disrupt payments under the license agreement;

•	if Helsinn fails to successfully advance XL119 in clinical development or fails to obtain regulatory approvals for XL119, we will not be able to generate revenues from milestones or the commercialization of XL119;

•	we cannot control whether Helsinn will devote sufficient resources to the clinical program and, if XL119 is approved by the FDA or other regulatory agencies, the marketing plan for the commercialization of the drug product in countries where we do not hold commercialization rights;

•	although we have no history of royalty payment disputes, even if XL119 is approved and commercialized, disputes may arise in the future with respect to the calculation of royalty payments based on net sales related to XL119; and

•	if Helsinn perceives that the market opportunity for XL119 or its profit margin from the sale of XL119 is too small to justify commercialization, the interests and motivations of Helsinn may not be, or may not remain, aligned with ours.

Disagreements between SEI and us regarding the development of our product candidates XL647, XL999 and XL784 may cause significant delays and other impediments in the development of these product candidates, which could negatively affect the value of these product candidates.

We have licensed to SEI our intellectual property rights, including commercialization rights, to our product candidates XL647, XL999 and XL784 in exchange for SEI’s investment of up to $80.0 million to advance the clinical development of XL647, XL999 and XL784. We are responsible for developing XL647, XL999 and XL784 in accordance with a specified development plan and related development budget. Our development activities will be supervised by SEI’s development committee, which is comprised of an equal number of representatives from Exelixis and SEI. If the development committee cannot resolve a particular development issue, the issue will be referred to the chief executive officers of Exelixis and SEI. Any disagreements between SEI and Exelixis regarding a development decision may cause significant delays in the development and commercialization of our product candidates XL647, XL999 and XL784 as well as lead to development decisions that do not reflect our interests. Any such delays or development decisions not in our interest could negatively affect the value of XL647, XL999 and XL784.

We are dependent upon our collaborations with major companies. If we are unable to achieve milestones, develop products or renew or enter into new collaborations, our revenues may decrease and our activities may fail to lead to commercialized products.

We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. In addition, some of our collaborations are exclusive and preclude us from entering into additional collaboration arrangements with other parties in the area or field of exclusivity. Future collaborations may require us to relinquish some important rights, such as marketing and distribution rights.

If these agreements or agreements with other partners are not renewed or are terminated early, whether unilaterally or by mutual agreement, or if we are unable to enter into new collaboration agreements on commercially acceptable terms, our revenues and product development efforts could suffer. For example, our agreement with Pharmacia Corporation terminated by mutual agreement in February 2002, which eliminated the opportunity for us to earn approximately $9.0 million in research revenue in 2002 and 2003. Similarly, our collaboration with GlaxoSmithKline is scheduled to expire in October 2008 but became subject to earlier termination at the discretion of GlaxoSmithKline starting in 2005 if we fail to meet certain diligence requirements. Our agreements with Bristol-Myers Squibb and Wyeth also contain early termination provisions. In addition, from time to time we review and assess certain aspects of our collaborations, partnerships and agreements and may amend or terminate, either by mutual agreement or pursuant to any applicable early termination provisions, such collaborations, partnerships or agreements if we deem them to be no longer in our economic or strategic interests. For example, in March 2005, we agreed with Bayer CropScience LP to terminate the research term under our collaboration with Bayer CropScience in order to allow us to focus on our core business. We may not be able to enter into new collaboration agreements on similar or superior financial terms to offset the loss of revenue from the termination or expiration of any of our existing arrangements, and the timing of new collaboration agreements may have a material adverse effect on our ability to continue to successfully meet our objectives.

Conflicts with our collaborators could jeopardize the outcome of our collaboration agreements and our ability to commercialize products.

We are conducting proprietary research programs in specific disease, therapeutic modality and agricultural product areas that are not covered by our collaboration agreements. Our pursuit of opportunities in pharmaceutical and agricultural markets could result in conflicts with our collaborators in the event that any of our collaborators takes the position that our internal activities overlap with those areas that are exclusive to our collaboration agreements, and we should be precluded from such internal activities. Moreover, disagreements with our collaborators could develop over rights to our intellectual property. In addition, our collaboration agreements may have provisions that give rise to disputes regarding the respective rights and obligations of the parties, including the rights of collaborators with respect to our internal programs and disease area research. Any conflict with or among our collaborators could lead to the termination of our collaborative agreements, delay collaborative activities, impair our ability to renew agreements or obtain future collaboration agreements or result in litigation or arbitration and would negatively impact our relationship with existing collaborators. If our collaborators fail to develop or commercialize any of our compounds or product candidates, we would not receive any future royalties or milestone payments for such compounds or product candidates. We have limited or no control over the resources that our collaborators may choose to devote to our joint efforts. Our collaborators may breach or terminate their agreements with us or fail to perform their contractual obligations. Also, our collaboration agreements may be subject to early termination by mutual agreement. Further, our collaborators may elect not to develop products arising out of our collaboration arrangements, may experience financial difficulties, may undertake business combinations or significant changes in business strategy that adversely affect their willingness or ability to complete their obligations under any arrangement with us or may fail to devote sufficient resources to the development, manufacture, marketing or sale of such products. Certain of our collaborators could also become competitors in the future. If our collaborators develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain necessary regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the development and commercialization of our products, our product development efforts could be delayed or otherwise adversely effected and may fail to lead to commercialized products.

If third parties upon which we rely do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We do not have the ability to independently conduct clinical trials for our product candidates, and we must rely on third parties we do not control such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

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

Some of the materials necessary for the manufacture of our compounds under development may, from time to time, be available either in limited quantities, or from a limited number of manufacturers, or both. Our contract manufacturers need to obtain these materials for our clinical trials and, potentially, for commercial distribution when and if we obtain marketing approval for these compounds. Suppliers may not sell us these materials at the time we need them or on commercially reasonable terms. If we are unable to obtain the materials needed for the conduct of our clinical trials, product testing and potential regulatory approval could be delayed, adversely affecting our ability to develop the product candidates. Similarly, if we are unable to obtain critical manufacturing materials after regulatory approval has been obtained for a product candidate, the commercial launch of that product candidate could be delayed or there could be a shortage in supply, which could materially affect our ability to generate revenues from that product candidate. If suppliers increase the price of manufacturing materials, the price for one or more of our products may increase, which may make our products less competitive in the marketplace. If it becomes necessary to change suppliers for any of these materials or if any of our suppliers experience a shutdown or disruption at the facilities used to produce these materials, due to technical, regulatory or other reasons, it could harm our ability to manufacture our products.

Risks Related to Regulatory Approval of Our Product Candidates

Our product candidates are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize products.

Our product candidates, as well as the activities associated with their research, development and commercialization, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate would prevent us from commercializing that product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Before a new drug application can be filed with the FDA, the product candidate must undergo extensive clinical trials, which can take many years and may require substantial expenditures. Any clinical trial may fail to produce results satisfactory to the FDA. For example, the FDA could determine that the design of a clinical trial is inadequate to produce reliable results. The regulatory process also requires preclinical testing, and data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review. Changes in regulatory approval policy, regulations or statutes or the process for regulatory review during the development or approval periods of our product candidates may cause delays in the approval or rejection of an application. Even if the FDA or a comparable authority in another country approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. These agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

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

We have no experience as a company in the sales, marketing and distribution of pharmaceutical products and do not currently have a sales and marketing organization. Developing a sales and marketing force would be expensive and time-consuming, could delay any product launch, and we may never be able to develop this capacity. To the extent that we enter into arrangements with third parties to provide sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell ourselves any products that we develop. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenues.

If we are unable to obtain adequate coverage and reimbursement from third-party payors for any products that we may develop, our revenues and prospects for profitability will suffer.

Our ability to commercialize any products that we may develop will be highly dependent on the extent to which coverage and reimbursement for our products will be available from third-party payors, including governmental payors, such as Medicare and Medicaid, and private health insurers, including managed care organizations and group purchasing organizations. Many patients will not be capable of paying themselves for some or all of the products that we may develop and will rely on third-party payors to pay for, or subsidize, their medical needs. If third-party payors do not provide coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer. In addition, even if third-party payors provide some coverage or reimbursement for our products, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans often varies based on the type of contract or plan purchased.

A primary trend in the United States health care industry is toward cost containment. In December 2003, the President signed into law legislation creating a prescription drug benefit program for Medicare recipients. The prescription drug program established by the legislation may have the effect of reducing the prices that we are able to charge for products we develop and sell through these plans. This prescription drug legislation may also cause third-party payors other than the federal government, including the States under the Medicaid program, to discontinue coverage for products we develop or to lower the price that they will pay.

Another development that may affect the pricing of drugs is the proposed Congressional action regarding drug reimportation into the United States. The Medicare Prescription Drug Plan legislation gives additional discretion to the Secretary of Health and Human Services to allow drug reimportation from foreign countries into the United States under some circumstances, including countries where the drugs are sold at a lower price than in the United States. Proponents of drug reimportation may attempt to pass legislation, which would allow direct reimportation under certain circumstances. If legislation or regulations were passed allowing the reimportation of drugs, it could decrease the price we receive for any products that we may develop, thereby negatively affecting our revenues and prospects for profitability.

In addition, in some foreign countries, particularly the countries in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, price negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement and/or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in the commercialization of our product candidates. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly approved health care products. In particular, third-party payors may limit the indications for which they will reimburse patients who use any products that we may develop. Cost-control initiatives could decrease the price we might establish for products that we may develop, which would result in lower product revenues to us.

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

These factors, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock.

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

If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. For example, following an acquisition, a significant number of shares of our common stock held by new stockholders may become freely tradable or holders of registration rights could cause us to register their shares for resale. Sales of these shares of common stock held by existing stockholders could cause the market price of our common stock to decline.

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

EXELIXIS, INC.
Date: May 9, 2006

/s/ Frank Karbe
Frank Karbe
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description

10.1*	Collaboration Agreement, dated March 20, 2006, between Exelixis, Inc. and Sankyo Company, Limited.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment requested for certain portions of this exhibit.

**	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.