Form 10-Q
period 2006-06-30
EXELIXIS INC
filed 2006-08-08
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

On July 28, 2006 there were 84,174,584 shares of common stock, par value $.001 per share, of Exelixis, Inc. outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

ITEM 1.	FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2006	December 31, 2005 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,017	$96,471
Marketable securities	30,145	67,307
Investments held by Symphony Evolution, Inc.	65,036	34,039
Other receivables	1,391	7,102
Prepaid expenses and other current assets	6,152	5,442

Total current assets	188,741	210,361
Restricted cash and investments	11,004	12,682
Property and equipment, net	33,769	35,577
Goodwill	67,364	67,364
Other intangibles, net	2,914	3,425
Other assets	2,685	3,303

Total assets	$306,477	$332,712

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,095	$1,689
Other accrued expenses	13,001	13,774
Accrued compensation and benefits	7,004	7,817
Current portion of capital lease obligations	—	98
Current portion of notes payable and bank obligations	11,544	11,893
Convertible promissory note	—	30,000
Deferred revenue	51,826	43,484

Total current liabilities	86,470	108,755
Notes payable and bank obligations	18,301	21,858
Convertible promissory loans	85,000	85,000
Other long-term liabilities	17,855	14,475
Deferred revenue	47,387	45,329

Total liabilities	255,013	275,417

Noncontrolling interest in Symphony Evolution, Inc.	50,480	23,752
Commitments
Stockholders’ equity:
Common stock	85	84
Additional paid-in-capital	654,761	636,263
Accumulated other comprehensive income	1,028	973
Accumulated deficit	(654,890)	(603,777)

Total stockholders’ equity	984	33,543

Total liabilities, noncontrolling interest and stockholders’ equity	$306,477	$332,712

(1)	The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Contract	$17,016	$24,954	$29,262	$35,044
License	10,224	9,356	16,097	12,140

Total revenues	27,240	34,310	45,359	47,184

Operating expenses:
Research and development	47,399	36,568	87,296	69,889
General and administrative	9,984	7,112	18,991	13,354
Amortization of intangibles	240	272	512	544

Total operating expenses	57,623	43,952	106,799	83,787

Loss from operations	(30,383)	(9,642)	(61,440)	(36,603)
Other income (expense):
Interest income	1,993	1,046	3,937	1,974
Interest expense	(1,338)	(1,545)	(2,872)	(3,097)
Other income (expense), net	(32)	16	(26)	190

Total other income (expense)	623	(483)	1,039	(933)

Loss before noncontrolling interest	(29,760)	(10,125)	(60,401)	(37,536)
Loss attributed to noncontrolling interest	5,770	429	9,288	429

Net loss	$(23,990)	$(9,696)	$(51,113)	$(37,107)

Net loss per share, basic and diluted	$(0.29)	$(0.13)	$(0.61)	$(0.49)

Shares used in computing basic and diluted net loss per share	84,054	76,405	83,867	76,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(51,113)	$(37,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,673	8,256
Loss attributed to noncontrolling interest	(9,288)	(429)
Stock-based compensation expense	9,079	7
Amortization of intangibles	512	544
Loss (gain) on the sale of equipment	38	(138)
Other	310	289
Changes in assets and liabilities:
Other receivables	5,735	(184)
Prepaid expenses and other current assets	(714)	(1,594)
Other assets	(28)	(1,036)
Accounts payable and other accrued expenses	1,806	(3,463)
Other long-term liabilities	3,379	2,953
Deferred revenue	10,399	24,363

Net cash used in operating activities	(21,212)	(7,539)

Cash flows from investing activities:
Purchases of investments held by Symphony Evolution, Inc.	(40,783)	(40,005)
Proceeds from sale of investments held by Symphony Evolution, Inc.	9,786	—
Purchases of property and equipment	(6,797)	(8,260)
Proceeds from sale of equipment	4	153
Change in restricted cash and investments	1,678	1,287
Proceeds from maturities of marketable securities	65,193	70,538
Purchases of marketable securities	(28,001)	(36,881)

Net cash provided by (used in) investing activities	1,080	(13,168)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	—	8,854
Proceeds from exercise of stock options and warrants	2,360	663
Proceeds from employee stock purchase plan	1,267	1,116
Payments on capital lease obligations	(98)	(1,298)
Proceeds from notes payable and bank obligations	2,424	6,618
Principal payments on notes payable and bank obligations	(36,330)	(5,402)
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Evolution, Inc., net of fees	40,000	37,000

Net cash provided by financing activities	9,623	47,551

Effect of foreign exchange rate changes on cash and cash equivalents	55	(128)

Net increase (decrease) in cash and cash equivalents	(10,454)	26,716
Cash and cash equivalents, at beginning of period	96,471	78,105

Cash and cash equivalents, at end of period	$86,017	$104,821

Supplemental cash flow disclosure:
Warrants issued in conjunction with the Symphony Evolution, Inc. transaction	$3,984	$2,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included. Operating results for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-K filed with the SEC on March 9, 2006.

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

Net Loss Per Share

Basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock because their effect is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of the convertible promissory loans.

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) effective January 1, 2006, which requires the recognition of stock-based compensation at fair value in our consolidated statements of operations. We adopted SFAS 123R under the modified prospective method and therefore we have not restated results for prior periods. Under the modified prospective method, we recorded compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated using the Black-Scholes option pricing model. We recognize compensation expense on a straight-line basis over the requisite service period. Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). See Note 3 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 Comprehensive Loss

Comprehensive loss represents net loss plus the results of certain stockholders’ equity changes, which are comprised of unrealized gains and losses on available-for-sale securities and foreign currency cumulative translation adjustments, not reflected in the consolidated statements of operations. Comprehensive loss for the three- and six-month periods ended June 30, 2006 and 2005 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(23,990)	$(9,696)	$(51,113)	$(37,107)
Increase (decrease) in unrealized gains on available-for-sale securities	96	207	164	(29)
Increase (decrease) in foreign cumulative translation adjustment	(75)	105	(109)	249

Comprehensive loss	$(23,969)	$(9,384)	$(51,058)	$(36,887)

NOTE 3 Stock-Based Compensation

Stock Option Plans

We have several stock option plans under which we have granted incentive stock options and non-qualified stock options to employees, directors and consultants. The Board of Directors or a designated Committee of the Board is responsible for administration of our employee stock option plans and determines the term, exercise price and vesting terms of each option. In general, our options have a four-year vesting term, an exercise price equal to the fair market value on the date of grant, and a ten year life from the date of grant. As of June 30, 2006, a total of 7.9 million shares were available for grant under our stock option plans.

Stock Purchase Plan

In January 2000, we adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each six month purchase period. As of June 30, 2006, we had 1.4 million shares available for grant under our ESPP.

Adoption of SFAS 123R

SFAS 123R requires the recognition of stock-based compensation at fair value in our consolidated statements of operations. We recognize stock-based compensation expense net of estimated forfeitures in order to only recognize the expense for the shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. We estimated the forfeiture rate for the six-month period ended June 30, 2006, based on our historical experience, at an annual rate of 3.9%.

As a result of adopting SFAS 123R, we recorded employee stock-based compensation expense of $4.4 million and $9.0 million for the three- and six-month periods ended June 30, 2006, respectively. The impact on both basic and diluted net loss per share for the three- and six-month periods ended June 30, 2006 were $0.06 and $0.11, respectively. For the three- and six-month periods ended June 30, 2006, employee stock-based compensation expenses under SFAS 123R were allocated as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Research and development expense	$2,886	$5,995
General and administrative expense	1,521	2,988

Total employee stock-based compensation expense	$4,407	$8,983

Prior to January 1, 2006, we provided pro forma disclosure amounts in accordance with SFAS 123, as if we recorded stock based compensation using the fair value method defined by SFAS 123. The following table illustrates the effect on net loss and loss per share for the three- and six-month periods ended June 30, 2005, had we applied the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss:
As reported	$(9,696)	$(37,107)
Add: Stock-based employee compensation reversal included in reported net loss	—	(16)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(2,363)	(6,784)

Pro forma net loss	$(12,059)	$(43,907)

Net loss per share (basic and diluted):
As reported	$(0.13)	$(0.49)

Pro forma	$(0.16)	$(0.58)

We use the Black-Scholes option pricing model to value our stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. We considered implied volatility as well as our historical volatility in developing our estimate of expected volatility. The fair value of employee share-based payments awards was estimated using the following assumptions and weighted average fair values:

	Stock Options		ESPP
	Three Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Weighted average grant date fair value of grants	$6.14	$3.98	$2.67	$2.72
Risk-free interest rate	4.96%	3.87%	4.57%	2.20%
Dividend yield	0%	0%	0%	0%
Volatility	63%	72%	54%	63%
Expected life	4.7 years	4.0 years	0.5 years	0.5 years

	Stock Options		ESPP
	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average grant date fair value of grants	$5.34	$4.91	$2.45	$2.72
Risk-free interest rate	4.34%	3.56%	4.36%	2.20%
Dividend yield	0%	0%	0%	0%
Volatility	64%	72%	54%	63%
Expected life	4.7 years	4.0 years	0.5 years	0.5 years

A summary of all option activity for the six months ended June 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	13,157,431	$10.73
Granted	3,755,940	9.51
Exercised	(309,084)	7.37
Cancelled	(408,524)	14.94

Options outstanding at June 30, 2006	16,195,763	$10.41	7.7 years	$20,476,715

Exercisable at June 30, 2006	8,623,619	$11.51	6.3 years	$13,507,852

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. Total intrinsic value of options exercised for the three- and six-month periods ended June 30, 2006 were $0.5 million and $1.1 million, respectively. Total fair value of options vested during the three- and six–month periods ended June 30, 2006 were $4.2 million and $8.6 million, respectively. Compensation expense related to our ESPP for the three- and six-month periods ended June 30, 2006 was $0.2 million and $0.4 million, respectively.

As of June 30, 2006, $42.1 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 3.1 years. Cash received from option exercises for the three- and six–month periods ended June 30, 2006 was $0.8 million and $2.3 million, respectively.

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

NOTE 5 Sankyo Company

In March 2006, Exelixis and Sankyo Company, a wholly owned subsidiary of Daiichi Sankyo Company, Limited (“Sankyo”), entered into a collaboration agreement for the discovery, development and commercialization of novel therapies targeted against the mineralocorticoid receptor (“MR”), a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic diseases. Under the terms of the agreement, we granted to Sankyo an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate MR. After completion of the research term, Sankyo will be responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds.

Sankyo paid us a nonrefundable upfront payment in the amount of $20.0 million and is obligated to provide research and development funding of $3.8 million over a 15-month research term. Exelixis and Sankyo may mutually agree to extend the research term for an additional two years. The upfront payment and research and development funding will be recognized as revenue over the research term, which commenced on April 1, 2006. Under the agreement, Sankyo is required to pay us pre-specified development, regulatory and commercialization milestones. In addition, we are also entitled to receive royalties on sales of certain products commercialized under the agreement. Sankyo may terminate the agreement upon 90 days’ written notice in which case Sankyo’s payment obligations will cease, its license relating to compounds that modulate MR will terminate and revert to Exelixis, and Exelixis will receive, subject to certain terms and conditions, licenses from Sankyo to research, develop and commercialize compounds that were discovered under the agreement.

NOTE 6 Helsinn Healthcare

In June 2005, Exelixis and Helsinn Healthcare S.A. (“Helsinn”) entered into a license agreement for the development and commercialization of XL119 (becatecarin). Helsinn paid us a nonrefundable upfront payment in the amount of $4.0 million and is obligated to pay additional development and commercialization milestones, as well as royalties on worldwide sales. The upfront payment was recognized as revenue during 2005. Helsinn assumed all costs incurred for the ongoing multi-national Phase 3 clinical trial for XL119 after the execution of the license agreement.

In May 2006, we supplied Helsinn with certain clinical trial materials in order for Helsinn to maintain the current enrollment in the ongoing Phase 3 clinical trial for XL119. Helsinn’s acceptance of the clinical trial materials triggered a $4.0 million milestone payment, which was received and recognized as revenue in June 2006. We are eligible to receive further milestones of up to $17.0 million.

NOTE 7 PDL BioPharma, Inc.

Pursuant to the original terms of the 2001 agreement with PDL BioPharma, Inc. (formerly Protein Design Labs), Exelixis repaid in full the $30.0 million convertible promissory note in May 2006.

NOTE 8 Symphony Evolution

On June 9, 2005, we entered into a series of related agreements providing for the financing of the clinical development of XL784, XL647 and XL999 (the “Programs”). Pursuant to the agreements, Symphony Evolution, Inc. (“SEI”) agreed to invest up to $80.0 million to fund the clinical development of these Programs and we licensed to SEI our intellectual property rights related to these Programs. SEI is a wholly owned subsidiary of Symphony Evolution Holdings LLC (“Holdings”), which provided the first $40.0 million in funding to SEI in June 2005.

On June 9, 2006, consistent with the agreements, Holdings provided an additional $40.0 million in funding to SEI to support the continued clinical development of the Programs. We continue to be primarily responsible for the development of the Programs.

In connection with the funding of the Programs by Holdings, we issued to Holdings warrants to purchase an aggregate of 1.5 million shares of our common stock at $8.90 per share. We assigned a value of $2.8 million to the warrants for 750,000 shares of common stock issued in June 2005 and a value of $4.0 million to the warrants for 750,000 shares of common stock issued in June 2006. We valued the warrants in accordance with the Black-Scholes option valuation methodology and recorded such values as a reduction to the noncontrolling interest in SEI. The warrants have a five-year contractual term.

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

Overview

We are a biotechnology company focused on the discovery and development of novel small molecule therapeutics for cancer and other serious diseases. Utilizing our library of more than four million compounds, we integrate high-throughput processes, medicinal chemistry, bioinformatics, structural biology and early in vivo testing in parallel to characterize thousands of compounds. This approach enables us to identify and select from this large pool of compounds those highly qualified drug candidates that meet our stringent list of development criteria. Our broad pipeline consists of drug candidates in various stages of development that target cancer, renal disease and various metabolic and cardiovascular disorders. Most of these product candidates are orally administered small molecules and we believe that they offer advantages over currently available therapies.

We currently have a total of 17 compounds in clinical and preclinical development. We believe that the breadth and quality of our pipeline represents a key strategic asset that diversifies the risk associated with product development and demonstrates the productivity of our drug discovery and development platform.

Our business strategy is to become a fully integrated biotechnology company by leveraging our broad pipeline of diverse compounds with first-in-class or best-in-class potential that fulfill unmet medical needs in the treatment of cancer and other serious diseases. To execute our strategy we intend to continue to establish strategic alliances with world-class pharmaceutical and biotechnology companies that generate near-term revenues, reduce our risk of product failure and allow us to retain meaningful long-term value.

We have established collaborations with major pharmaceutical and biotechnology companies based on the strength of our technologies and expertise in biology, drug discovery and development that allow us to retain economic participation in compounds and support additional development of our proprietary products. Through these collaborations, we obtain license fees, research funding, and the opportunity to receive milestone payments and royalties. We have ongoing commercial collaborations with several leading pharmaceutical and biotechnology companies, including GlaxoSmithKline, Bristol-Myers Squibb, Genentech, Wyeth and Sankyo.

Pipeline Update

Our current pipeline includes the following compounds:

Compound	Target(s)	Indication	Stage of Development

XL119*	Topoisomerase 2	Biliary Tract Cancer	Phase 3

XL999**	VEGFR2, PDGFR, FGFR, FLT3	Renal Cell Carcinoma, Colon, Ovarian, Non-Small Cell Lung Cancer, Acute Myelogenous Leukemia, Multiple Myeloma	Phase 2

XL784**	ADAM10, MMP-2	Diabetic Nephropathy	Phase 2

XL880	c-MET, VEGFR2	Papillary Renal Cell Carcinoma	Phase 2

XL647**	VEGFR2, EGFR, HER2	Non-Small Cell Lung Cancer	Phase 2

XL820	c-KIT, VEGFR2, PDGFR	Solid Tumors	Phase 1

XL844	CHK1, CHK2	Solid Tumors and Hematologic Malignancies	Phase 1

XL184	c-MET, VEGFR2	Solid Tumors	Phase 1

XL281	RAF	Solid Tumors	Preclinical

XL418	AKT, S6K	Solid Tumors	Preclinical

XL228	ABL, IGF1R, SRC	Solid Tumors and Hematologic Malignancies	Preclinical

XL518	MEK	Solid Tumors	Preclinical

XL147	PI-3K	Solid Tumors	Preclinical

XL765	PI-3K, mTOR	Solid Tumors	Preclinical

XL550*	MR	Hypertension	Preclinical

XL335*	FXR	Atherosclerosis	Preclinical

EXEL2255*	LXR	Atherosclerosis	Preclinical

* XL119, XL550, XL335 and EXEL2255 are out-licensed to Helsinn, Sankyo, Wyeth and Bristol-Myers Squibb, respectively.

** Out-licensed to Symphony Evolution, Inc. and subject to exclusive repurchase options as described in this report.

Pursuant to a product development and commercialization agreement between Exelixis and GlaxoSmithKline, GlaxoSmithKline has the option, after completion of clinical proof-of-concept by Exelixis, to elect to develop up to three compounds in Exelixis’ product pipeline, which may include XL784 and any of the cancer compounds identified in the table above with the exception of XL119.

We currently have eight compounds in clinical development. XL119, which has been exclusively licensed to Helsinn Healthcare S.A. of Switzerland, is in a multi-national Phase 3 clinical trial for the treatment of bile duct tumors. XL999 is being evaluated in Phase 2 clinical trials in patients with renal cell carcinoma, colon, ovarian, non-small cell lung cancer, multiple myeloma and acute myelogenous leukemia (AML). We commenced a Phase 2 clinical trial for XL784 in the first quarter of 2006 to test its efficacy in patients with diabetic nephropathy. In June 2006, we initiated a Phase 2 clinical trial for XL880 in papillary renal cell carcinoma and we expect to initiate additional Phase 2 clinical trials in head and neck cancer and gastric cancer later this year. In August 2006, we initiated a Phase 2 clinical trial for XL647 in patients with non-small cell lung cancer and we expect to initiate additional Phase 2 clinical trials in non-small cell lung cancer and metastatic breast cancer later this year. In addition, we have Phase 1 clinical trials ongoing for XL820, XL844 and XL184. These compounds are being tested in patients with various solid tumors for which there is no other treatment option with the exception of XL844, which is being tested in patients with chronic lymphocytic leukemia (CLL).

All of our compounds, with the exception of XL119 (which was in-licensed from Bristol-Myers Squibb), were generated through our internal drug discovery efforts. The oncology program currently is comprised of 13 compounds – seven in clinical development and six in preclinical development. We plan to continue the preclinical work on XL281, XL418 and XL228 with the goal of filing three INDs in 2006. We further plan to continue preclinical work on XL518, XL147 and XL765, all of which are potential IND candidates in 2007.

We have licensed to Symphony Evolution, Inc. (SEI) our intellectual property rights, including commercialization rights, to XL647, XL999 and XL784 in exchange for SEI’s investment of $80.0 million to advance the clinical development of these compounds. We have retained exclusive options to reacquire the compounds, including intellectual property rights and commercialization rights at specified prices. We continue to be primarily responsible for the development of these product candidates in accordance with a specified development plan and related development budget.

Recent Developments

Bristol-Myers Squibb

In December 2005, Exelixis and Bristol-Myers Squibb entered into a collaboration agreement for the discovery, development and commercialization of novel therapies targeted against the Liver X Receptor (LXR), a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. Upon the closing of the transaction in January 2006, we granted Bristol-Myers Squibb an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR. During the research term, Exelixis and Bristol-Myers Squibb expect to jointly identify drug candidates that are ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by Bristol-Myers Squibb, Bristol-Myers Squibb will be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and commercialization activities for such drug candidate.

Bristol-Myers Squibb paid us a nonrefundable upfront payment in the amount of $17.5 million and is obligated to provide research and development funding of $10.0 million per year for an initial research period of two years. Bristol-Myers Squibb has the option to extend the research period for an additional one-year term. The upfront payment and the research and development funding will be recognized as revenue over the research period. Under the agreement, Bristol-Myers Squibb is required to pay us development and regulatory milestones of up to $140.0 million per product for up to two products from the collaboration. In addition, we are also entitled to receive sales milestones and royalties on any sales of products commercialized under the collaboration. Bristol-Myers Squibb has the option to terminate the collaboration agreement starting in January 2008, in which case Bristol-Myers Squibb’s payment obligations will cease, its license relating to compounds that modulate LXR will terminate and revert to us, and we will receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize certain collaboration compounds that were discovered under the agreement.

Sankyo Company

In March 2006, Exelixis and Sankyo Company, a wholly owned subsidiary of Daiichi Sankyo Company Limited (Sankyo) entered into a collaboration agreement for the discovery, development and commercialization of novel therapies targeted against the mineralocorticoid receptor (MR), a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic diseases. Under the terms of the agreement, we granted to Sankyo an exclusive, worldwide license to certain intellectual property primarily relating to compounds that modulate MR. After completion of the research term, Sankyo will be responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds.

Sankyo paid us a nonrefundable upfront payment in the amount of $20.0 million and is obligated to provide research and development funding of $3.8 million over a 15-month research term. Exelixis and Sankyo may mutually agree to extend the research term for an additional two years. The upfront payment and research and development funding will be recognized as revenue over the initial research term, which commenced on April 1, 2006. Under the agreement, Sankyo is required to pay us pre-specified development, regulatory and commercialization milestones. In addition, we are also entitled to receive royalties on any sales of certain products commercialized under the agreement. Sankyo may terminate the agreement upon 90 days’ written notice in which case Sankyo’s payment obligations will cease, its license relating to compounds that modulate MR will terminate and revert to Exelixis, and Exelixis will receive, subject to certain terms and conditions, licenses from Sankyo to research, develop and commercialize compounds that were discovered under the agreement.

Helsinn Healthcare

In June 2005, Exelixis and Helsinn Healthcare S.A. (Helsinn) entered into a license agreement for the development and commercialization of XL119 (becatecarin). Helsinn paid us a nonrefundable upfront payment in the amount of $4.0 million and is obligated to pay development and commercialization milestones, as well as royalties on worldwide sales. The upfront payment was recognized as revenue during 2005. Helsinn assumed all costs incurred for the ongoing multi-national Phase 3 clinical trial for XL119 after the execution of the license agreement.

In May 2006, we supplied Helsinn with certain clinical trial materials in order for Helsinn to maintain the current enrollment in the ongoing Phase 3 clinical trial for XL119. Helsinn’s acceptance of the clinical trial materials triggered a $4.0 million milestone payment, which was received and recognized as revenue in June 2006. We are eligible to receive further milestones of up to $17.0 million.

PDL BioPharma, Inc.

Pursuant to the original terms of the 2001 agreement with PDL BioPharma, Inc. (formerly Protein Design Labs), Exelixis repaid in full the $30.0 million convertible promissory note in May 2006.

Symphony Evolution

On June 9, 2005, we closed a transaction involving a series of related agreements providing for the financing of the clinical development of XL784, XL647 and XL999. Pursuant to the agreements, Symphony Evolution, Inc. (SEI) has agreed to invest up to $80.0 million to fund the clinical development of our product candidates XL784, XL647 and XL999, and we have licensed to SEI our intellectual property rights related to these product candidates. SEI is a wholly owned subsidiary of Symphony Evolution Holdings LLC (Holdings), which provided $40.0 million in funding to SEI at closing.

On June 9, 2006, Holdings provided an additional $40.0 million in funding to SEI to support the continued clinical development of these product candidates. We continue to be primarily responsible for the development of XL784, XL647 and XL999 in accordance with specified development plans and related development budgets. In connection with the $80.0 million in funding, we issued to Holdings warrants to purchase an aggregate of 1.5 million shares of our common stock at $8.90 per share. The initial warrants for 750,000 shares of common stock were issued in June 2005 in connection with the initial $40.0 million in funding and were assigned a value of $2.8 million. The subsequent warrants for 750,000 shares of common stock issued in connection with the additional $40.0 million in funding in June 2006 were assigned a value of $4.0 million in accordance with the Black-Scholes option valuation methodology. The warrants have a five-year contractual term and the value has been recorded as a reduction to the noncontrolling interest in SEI.

Certain Factors That May Affect Our Business

Industry-wide Factors

Successful development of drugs is inherently difficult and uncertain. Our business requires significant investments in research and development over many years, often for products that fail during the research and development process. Our long-term prospects depend upon our ability and the ability of our partners to successfully commercialize new therapeutics in highly competitive areas such as cancer treatment.

Company-specific Factors

Our financial performance is driven by many factors, including:

•	Clinical Trials. We currently have multiple compounds in clinical testing and expect to continue to advance more compounds into clinical development. Our compounds may fail to show safety or efficacy in clinical testing. Furthermore, predicting the timing of the completion or initiation of clinical trials is exceedingly difficult and our trials may be delayed due to many factors, including factors outside of our control. The future development path of each of our compounds depends upon the results of each stage of clinical development. In general, we will incur increased operating expenses for compounds that advance to the next stage of clinical development, whereas expenses will end for compounds that do not warrant further clinical development.

•	Liquidity. As of June 30, 2006, we had $192.2 million in cash and cash equivalents and marketable securities, which included investments held by SEI of $65.0 million and restricted cash and investments of $11.0 million. In May 2006, we repaid in full a $30.0 million convertible promissory note to PDL. We anticipate that our current cash and cash equivalents, marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for at least the 12 months following June 30, 2006. However, our future capital requirements will be substantial and depend on many factors, including the timing of key events in our agreements with GSK and SEI that may require us to consume available capital resources significantly sooner than we currently anticipate. We will have to obtain additional funding in order to support our plans for the aggressive development of our broad clinical and preclinical pipelines. Our minimum liquidity needs are also determined by certain financial covenants contained in our loan and security agreement with GlaxoSmithKline, which require us to maintain working capital of at least $25.0 million and cash and investments of at least $50.0 million. Our ability to raise additional funds may be severely impaired if any of our product candidates fails to show safety or efficacy in clinical testing.

•	Reliance on Partners. We currently have no pharmaceutical products that have received marketing approval, and we have generated no revenues from the sale of such products. We do not expect to generate product revenues from the sale of pharmaceutical products in the near term and expect that all of our revenues, such as milestone and royalty revenues, will be generated from collaboration agreements with our partners. Milestones under these agreements may be tied to factors that are outside of our control, such as significant clinical or regulatory events with respect to compounds that have been licensed to our partners.

•	GlaxoSmithKline Compound Selection. Pursuant to our product development and commercialization agreement with GlaxoSmithKline, GlaxoSmithKline has the option, after completion of clinical proof-of-concept by us, to elect to develop up to three compounds in our product pipeline, which may include XL784, XL647, XL999, XL880, XL184, XL820, XL844, XL281, XL418, XL228 and two earlier stage oncology programs. XL784, XL647 and XL999 have been licensed to SEI, as described below. A compound selection by GlaxoSmithKline could potentially trigger significant milestone payments. The size of these milestone payments depends largely on how quickly we can advance compounds to proof-of-concept. Delays in obtaining clinical proof-of-concept for compounds subject to GlaxoSmithKline’s election rights may decrease the size of any GlaxoSmithKline milestones and negatively impact our financial position.

•

Symphony Evolution. In 2005, we licensed three of our lead compounds (XL784, XL647 and XL999) to SEI in return for $80.0 million in investment for the clinical development of these compounds. We continue to be primarily responsible for the development of these compounds in accordance with specified development plans and related development budgets. We have retained exclusive options to reacquire the compounds from SEI at specified purchase prices. The repurchase prices for the compounds licensed to SEI increase over the length of the option period. If GlaxoSmithKline elects any of the compounds licensed to SEI for further development, we would be required to repurchase such compound or compounds from SEI. If selection milestones received under our GlaxoSmithKline collaboration are insufficient to cover the repurchase price, or if we repurchase one or all of the compounds in anticipation of one or more milestones from GSK that are not ultimately received in the anticipated time frame or at all, we may have to raise additional funds to cover the repurchase price.

Critical Accounting Estimates

Our consolidated financial statements and related notes are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. There have been no changes during the six months ended June 30, 2006 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Results of Operations

Revenues

Total revenues by category, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Contract revenue:
Research and development funding	$11.6	$19.6	$22.5	$29.5
Milestones	5.4	5.3	6.8	5.6
License revenue:
Amortization of upfront payments, including premiums paid on equity purchases	10.2	9.4	16.1	12.1

Total revenues	$27.2	$34.3	$45.4	$47.2

Dollar decrease	$(7.1)		$(1.8)
Percentage decrease	21%		4%

The decrease of $8.0 million in research and development funding for the three months ended June 30, 2006, as compared to the comparable prior year period, was primarily a result of the conclusion of our Genoptera collaboration in June 2005, which included a one-time termination fee related to research and development funding of $11.5 million. This decrease was partially offset by increases in funding from new collaborations, notably $2.5 million from Bristol-Myers Squibb, $0.5 million from Sankyo and $0.5 million from Genentech. The decrease of $7.0 million in revenues for the six months ended June 30, 2006, as compared to the comparable prior year period, was driven primarily by a decrease in funding of $13.4 million related to the conclusion of our Genoptera collaboration. This decrease was partially offset by increases in funding of $4.7 million from Bristol-Myers Squibb and $1.2 million from Genentech.

Milestone revenues were consistent for the three months ended June 30, 2006, as compared to the comparable period in 2005. Milestone revenues of $5.4 million for the three months ended June 30, 2006 resulted primarily from a $4.0 million milestone achieved under our license agreement with Helsinn. Revenues of $5.3 million for the three months ended June 30, 2005 resulted primarily from a $2.5 million acceleration of milestone revenues recognized due to the conclusion of our Genoptera collaboration in June 2005, along with a $1.3 million increase in milestone revenues recognized under our GlaxoSmithKline collaboration. The increase of $1.2 million in milestone revenues for the six months ended June 30, 2006, as compared to the comparable prior year period, was primarily associated with a milestone achieved of $4.0 million under our collaboration with Helsinn. This increase was offset by a decrease of $2.7 million in accelerated milestone revenues related to the conclusion of our Genoptera collaboration in June 2005.

The increase of $0.8 million in the amortization of upfront payments, including premiums paid on equity purchases for the three months ended June 30, 2006, as compared to the comparable prior year period, was driven primarily by additional revenues of $4.1 million from upfront payments from Sankyo, $2.5 million from Wyeth and $1.5 million from Bristol-Myers Squibb. This was partially offset by a decrease of $7.2 million related to the conclusion of our Genoptera collaboration in June 2005, which included acceleration of upfront payments. The increase of $4.0 million in the amortization of upfront payments, including premiums paid on equity purchases, for the six months ended June 30, 2006, as compared to the comparable prior year period, was driven primarily by additional revenues of $5.0 million from Wyeth, $4.1 million from upfront payments from Sankyo and $2.7 million from Bristol-Myers Squibb. This was partially offset by a decrease of $7.8 million related to the conclusion of our Genoptera collaboration.

Research and Development Expenses

Total research and development expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Research and development expenses	$47.4	$36.6	$87.3	$69.9
Dollar increase	$10.8		$17.4
Percentage increase	30%		25%

Research and development expenses consist primarily of personnel expenses, employee stock-based compensation expenses, laboratory supplies, consulting and facilities costs. The increase for the three months ended June 30, 2006, as compared to the comparable period in 2005, resulted primarily from the following:

•	Consulting and Professional – Consulting and professional expense, which includes services performed by third-party contract research organizations and other vendors, increased by $5.7 million, or 102%, primarily due to an increase in activities associated with advancing our clinical and preclinical development programs. These activities included Phase 2 clinical trial activity for XL999, XL784 and XL880 and Phase 1 clinical trial activity for XL647, XL880, XL844, XL820 and XL184 as well as pre-clinical activity for XL228, X281, XL418, XL518, XL147 and XL765.

•	Employee Stock-Based Compensation – Employee stock-based compensation expense increased by $2.9 million due to our adoption of SFAS 123R effective January 1, 2006.

•	Personnel – Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, increased by $1.9 million, or 16%, primarily due to the expansion of our headcount supporting drug development operations to advance our clinical and preclinical development programs.

The increase for the six months ended June 30, 2006, as compared to the comparable period in 2005, resulted primarily from the following:

•	Consulting and Professional – Consulting and professional expense, which includes services performed by third-party contract research organizations and other vendors, increased by $7.9 million, or 88%, primarily due to an increase in activities associated with advancing our clinical and preclinical development programs, as described above.

•	Employee Stock-Based Compensation – Employee stock-based compensation expense increased by $6.0 million due to our adoption of SFAS 123R effective January 1, 2006.

•	Personnel – Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, increased by $3.1 million, or 13%, primarily due to the expansion of our headcount supporting drug development operations to advance our clinical and preclinical development programs.

We currently estimate that typical Phase 1 clinical trials last approximately one year, Phase 2 clinical trials last approximately one to two years and Phase 3 clinical trials last approximately two to four years. However, the length of time may vary substantially according to factors relating to the particular clinical trial, such as the type and intended use of the product candidate, the clinical trial design and ability to enroll suitable patients. We expect that research and development expenses will continue to increase as we advance our compounds through development.

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

General and Administrative Expenses

Total general and administrative expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
General and administrative expenses	$10.0	$7.1	$19.0	$13.4
Dollar increase	$2.9		$5.6
Percentage increase	40%		42%

General and administrative expenses consist primarily of personnel expenses, employee stock-based compensation expense, facility costs and consulting and professional expenses, such as legal and accounting fees. The increase in expenses for the three months ended June 30, 2006, as compared to the comparable period in 2005, and for the six months ended June 30, 2006, as compared to the comparable period in 2005, resulted primarily from increases of $1.5 million and $3.0 million, respectively, in employee stock-based compensation expense due to our adoption of SFAS 123R as well as increases in consulting and personnel expenses to support our general operating activities.

Amortization of Intangibles

Total amortization of intangible assets, as compared to the prior year, was as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Amortization of intangible assets	$0.2	$0.3	$0.5	$0.5
Dollar decrease	$—		$—
Percentage decrease	12%		6%

Intangible assets result from our acquisitions of X-Ceptor, Genomica, Artemis and Agritope (renamed Exelixis Plant Sciences). The decrease in amortization of intangibles expense for the three months ended June 30, 2006, as compared to the comparable period in 2005, and for the six months ended June 30, 2006, as compared to the comparable period in 2005, were due to decreases in amortization expenses related to fully amortized expenses for the developed technology related to our acquisition of Artemis that occurred in May 2001.

Total Other Income (Expense)

Total other income (expense), as compared to the prior year period, was as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total other income (expense)	$0.6	$(0.5)	$1.0	$(0.9)
Dollar increase	$1.1		$2.0
Percentage increase	229%		211%

Total other income (expense) consists primarily of interest income earned on cash and cash equivalents, marketable securities and investments held by SEI, partially offset by interest expense incurred on our notes payable, bank obligations, capital lease obligations and convertible notes and loans. The increase in total other income (expense) for the three months ended June 30, 2006, as compared to the comparable period in 2005, and for the six months ended June 30, 2006, as compared to the comparable period in 2005, were primarily due to increases in interest income as a result of higher cash and investment balances as well as higher average interest rates.

Noncontrolling Interest in Symphony Evolution, Inc.

We have consolidated SEI’s financial condition and results of operations in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (FIN 46R),

commencing June 9, 2005. While we have consolidated SEI’s financial condition and results of operations in accordance with FIN 46R, SEI is wholly owned by the noncontrolling interest holders. Therefore, we have deducted the losses attributed to the noncontrolling interest (SEI’s losses) from our net loss in the condensed consolidated statement of operations and we have also reduced the noncontrolling interest holders’ ownership interest in SEI in the condensed consolidated balance sheet by SEI’s losses. For the three- and six-month periods ended June 30, 2006, the losses attributed to the noncontrolling interest holders were $5.8 million and $9.3 million, respectively, as compared to $0.4 million for the comparable periods in 2005.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the six-month periods ended June 30, 2006 and 2005 (dollar amounts are presented in thousands):

	Six Months Ended June 30,
	2006	2005
Net loss	$(51,113)	$(37,107)
Adjustments to reconcile net loss to net cash used in operating activities	9,324	8,529
Changes in operating assets and liabilities	20,577	21,039

Net cash used in operating activities	(21,212)	(7,539)
Net cash provided by (used in) investing activities	1,080	(13,168)
Net cash provided by financing activities	9,623	47,551
Effect of foreign exchange rate changes on cash and cash equivalents	55	(128)

Net increase (decrease) in cash and cash equivalents	(10,454)	26,716
Cash and cash equivalents, at beginning of year	96,471	78,105

Cash and cash equivalents, at end of year	$86,017	$104,821

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income. We have also financed certain of our research and development activities under our agreements with SEI. As of June 30, 2006, we had $192.2 million in cash and cash equivalents and marketable securities, which includes investments held by SEI of $65.0 million and restricted cash and investments of $11.0 million.

Operating Activities

Our operating activities used cash of $21.2 million and $7.5 million for the six months ended June 30, 2006 and 2005, respectively. Cash used in operating activities for the 2006 period related primarily to funding net losses and losses attributed to the noncontrolling interest, partially offset by changes in deferred revenues from collaborators, non-cash charges related to stock-based compensation expense recognized due to our adoption of SFAS 123R and non-cash charges related to depreciation and amortization. Cash used in operating activities for the 2005 period related primarily to funding net losses, partially offset by changes in deferred revenues from collaborators and non-cash charges related to depreciation and amortization.

The increase of $13.7 million in cash used in our operating activities for the 2006 period, as compared to the 2005 period, was primarily driven by a $14.0 million increase in our net loss. While cash used in operating activities is primarily driven by our net loss, operating cash flows differ from our net loss as a result of differences in the timing of cash receipts and earnings recognition, expenses related to the noncontrolling interest and non-cash charges. For example, deferred revenues increased by $10.4 million during the 2006 period, which represents the excess of cash received in the 2006 period over revenues recognized. In addition, losses attributed to the noncontrolling interest in SEI of $9.3 million and $0.4 million for the six-month periods ended June 30, 2006 and 2005, respectively, were included in operating activities and excluded from net loss. We expect to use cash for operating activities for the next several years as we continue to incur net losses associated with our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies.

Investing Activities

Our investing activities provided cash of $1.1 million and used cash of $13.2 million for the six months ended June 30, 2006 and 2005, respectively. Cash provided by investing activities for the 2006 period and cash used in investing activities for the 2005 period, were primarily due to purchases and proceeds from maturities of marketable securities, purchases and proceeds from sale of investments held by SEI and purchases of property and equipment.

The increase of $14.2 million in cash provided by investing activities are primarily driven by an increase of $9.8 million from proceeds from sale of investments held by SEI and a decrease of $8.9 million from purchases of marketable securities, which are offset by a decrease of $5.3 million from proceeds from maturities of marketable securities. In the six months ended June 30, 2006 and 2005, we made purchases of $6.8 million and $8.3 million, respectively, of property and equipment. We expect to continue to make significant investments in research and development and our administrative infrastructure, including purchases of property and equipment to support our expanding preclinical and clinical development operations.

Financing Activities

Our financing activities provided cash of $9.6 million and $47.6 million for the six months ended June 30, 2006 and 2005, respectively. Cash provided by our financing activities for the 2006 period was primarily driven by proceeds of $40.0 million from the purchase of noncontrolling interest by preferred shareholders in SEI. The cash received by SEI was partially offset by principal payments on notes payable and bank obligations, including the repayment of a $30.0 million convertible promissory note to PDL. Cash provided by our financing activities for the 2005 period was primarily driven by net proceeds of $37.0 million from the purchase of the noncontrolling interest by preferred shareholders in SEI and proceeds of $11.1 million received from the purchase of 1.0 million shares of our common stock by GlaxoSmithKline, which included a $2.2 million premium.

We finance property and equipment purchases through equipment financing facilities, such as capital leases, notes and bank obligations. Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes. Over the next several years, we are required to make certain payments on notes, bank obligations and loans from collaborators.

Cash Requirements

We have incurred net losses since inception, including a net loss of $51.1 million for the six-month period ended June 30, 2006, and expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. In May 2006, we repaid a $30.0 million convertible promissory note to PDL. We anticipate that our current cash and cash equivalents, marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for at least the 12 months following June 30, 2006. However, our future capital requirements will be substantial and will depend on many factors that may require us to consume available capital resources significantly sooner than we currently anticipate. These factors include:

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements as well as our ability to enter into new collaboration agreements, licensing agreements and other arrangements providing for funding;

•	the progress and scope of our collaborative and independent clinical trials and other research and development projects;

•	the timing and progress of the clinical development of our outlicensed product candidates XL647, XL999 and XL784, which will determine if and when we exercise our program and/or purchase options to reacquire these product candidates from SEI;

•	whether and when GlaxoSmithKline selects at proof-of-concept for further development one or more of the product candidates licensed to SEI, which would require us to repurchase the selected candidate or candidates through the exercise of our purchase option or program option, and the amount of any selection milestones received from GlaxoSmithKline compared to the amount we are required to pay or previously paid to exercise the purchase option or program option;

•	the relative timing of the exercise of our options to repurchase candidates from SEI and GSK’s selection, or decision not to select, product candidates for further development and the possibility that we repurchase one or all of the compounds in anticipation of one or more milestones from GSK that are ultimately not received in the anticipated time frame or at all;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	future clinical trial results;

•	our plans to expand our product and clinical development efforts;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights;

•	the cost of any acquisitions of or investments in businesses, products and technologies; and

•	the cost and timing of establishing or contracting for sales, marketing and distribution capabilities.

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

We have contractual obligations in the form of operating leases, notes payable and licensing agreements. The following chart details our contractual obligations as of June 30, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Notes payable and bank obligations	$29,845	$11,544	$15,283	$3,018	$—
Licensing agreements	2,386	977	1,359	50	—
Convertible promissory loans	93,483	—	30,849	62,634	—
Operating leases	157,244	15,432	28,479	27,625	85,708

Total contractual cash obligations	$282,958	$27,953	$75,970	$93,327	$85,708

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at June 30, 2006 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005 on file with the Securities and Exchange Commission. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006 and December 31, 2005, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $2.7 million and $3.3 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

As of June 30, 2006, we had $192.2 million in cash and cash equivalents and marketable securities, which included investments held by SEI of $65.0 million and restricted cash and investments of $11.0 million. Holdings, SEI’s parent entity, provided $40.0 million in funding to SEI on June 9, 2005 and an additional $40.0 million in funding to SEI on June 9, 2006. In May 2006, we repaid a $30.0 million convertible promissory note to PDL. We anticipate that our current cash and cash equivalents, marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for at least the 12 months following June 30, 2006. However, our future capital requirements will be substantial and will depend on many factors that may require us to consume available capital resources significantly sooner than we currently anticipate. These factors include:

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements as well as our ability to enter into new collaboration agreements, licensing agreements and other arrangements providing for funding;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the progress and scope of our collaborative and independent clinical trials and other research and development projects;

•	the timing and progress of the clinical development of our outlicensed product candidates XL647, XL999 and XL784, which will determine if and when we exercise our program and/or purchase options to reacquire these product candidates from SEI;

•	whether and when GlaxoSmithKline selects at proof-of-concept for further development one or more of the product candidates licensed to SEI, which would require us to repurchase the selected candidate or candidates through the exercise of our purchase option or program option, and the amount of any selection milestones received from GlaxoSmithKline compared to the amount we are required to pay or previously paid to exercise the purchase option or program option;

•	the relative timing of the exercise of our options to repurchase candidates from SEI and GSK’s selection, or decision not to select, product candidates for further development and the possibility that we repurchase one or all of the compounds in anticipation of one or more milestones from GSK that are ultimately not received in the anticipated time frame or at all;

•	future clinical trial results;

•	our plans to expand our product and clinical development efforts;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights;

•	the cost of any acquisitions of or investments in businesses, products and technologies; and

•	the cost and timing of establishing or contracting for sales, marketing and distribution capabilities.

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

In addition, we will have to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, as part of our collaboration with GlaxoSmithKline, we entered into a loan and security agreement, dated October 28, 2002, which, as amended, contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of June 30, 2006, our “working capital” was $102.3 million and our “cash and investments” were $181.2 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $93.5 million at June 30, 2006.

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

We have incurred net losses each year since our inception, including a net loss of $51.1 million for the six-month period ended June 30, 2006. As of that date, we had an accumulated deficit of $654.9 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our pharmaceutical product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. Except for revenues associated with the transgenic mouse business of our German subsidiary, Artemis, our only revenues to date are license revenues and revenues under contracts with our partners. The size of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our technologies and undertake product development. We currently have numerous product candidates in various stages of clinical development and we anticipate filing three additional IND applications for additional product candidates by the end of 2006. As a result, we expect that our operations will continue to increase, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

We have licensed to SEI our intellectual property rights, including commercialization rights, to our product candidates XL647, XL999 and XL784 in exchange for SEI’s investment of $80.0 million to advance the clinical development of XL647, XL999 and XL784. In exchange for this investment and for five-year warrants to purchase shares of our common stock, we received an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire XL647, XL999 and XL784. We may, at our sole discretion, exercise this purchase option at any time until the earlier of June 9, 2006 and ending on the earlier of June 9, 2009 or the 90th day after the date that SEI provides us with financial statements showing cash and cash equivalents of less than $5.0 million. The purchase option exercise price is equal to the sum of: (i) the total amount of capital invested in SEI by its investors and (ii) an amount equal to 25% per year on such funded capital, subject to specified adjustments. The exercise price will also be subject to a premium if we exercise the purchase option before December 11, 2006. The option exercise price may be paid in cash or a combination of cash and our common stock, at our sole discretion, provided that the common stock portion may not exceed 33% of the purchase option exercise price.

We have also received an exclusive program option from SEI allowing us under certain conditions to separately reacquire from SEI one of the three product candidates licensed to SEI. The program option is now exercisable at any time, at our sole discretion, until December 9, 2006 at an exercise price equal to that portion of the funded capital expended on the development of the applicable product candidate being repurchased, plus a specified premium. The program option exercise price may be paid in cash only.

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

Under an exclusive license agreement with us, Helsinn is responsible for all aspects of clinical development of XL119. If XL119 receives regulatory approval, Helsinn will be responsible for the marketing and sale of the commercial product worldwide unless we reacquire the commercialization rights for North America. Because Helsinn is responsible for these functions, we have no control over the development schedule or, if XL119 receives regulatory approval, the marketing plan for XL119. If the clinical trials for XL119 are not successful, XL119 will not be commercialized. Moreover, Helsinn may relinquish all rights and the license granted to it under the license agreement and thereby terminate the license agreement on at least six months’ prior written notice, if in Helsinn’s reasonable business judgment based on scientific or economic evidence, it is impossible for Helsinn to carry out further development or marketing of XL119. If the rights to develop and market XL119 revert to us, we will have to fund the clinical programs for XL119 on our own, seek a strategic partner to fund the further development, which may not be available on favorable terms, or at all, or outlicense or abandon XL119.

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

We have licensed to SEI our intellectual property rights, including commercialization rights, to our product candidates XL647, XL999 and XL784 in exchange for SEI’s investment of $80.0 million to advance the clinical development of XL647, XL999 and XL784. We are responsible for developing XL647, XL999 and XL784 in accordance with a specified development plan and related development budget. Our development activities will be supervised by SEI’s development committee, which is comprised of an equal number of representatives from Exelixis and SEI. If the development committee cannot resolve a particular development issue, the issue will be referred to the chief executive officers of Exelixis and SEI. Any disagreements between SEI and Exelixis regarding a development decision may cause significant delays in the development and commercialization of our product candidates XL647, XL999 and XL784 as well as lead to development decisions that do not reflect our interests. Any such delays or development decisions not in our interest could negatively affect the value of XL647, XL999 and XL784.

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

If these agreements or agreements with other partners are not renewed or are terminated early, whether unilaterally or by mutual agreement, or if we are unable to enter into new collaboration agreements on commercially acceptable terms, our revenues and product development efforts could suffer. For example, our agreement with Pharmacia Corporation terminated by mutual agreement in February 2002, which eliminated the opportunity for us to earn approximately $9.0 million in research revenue in 2002 and 2003. Similarly, our collaboration with GlaxoSmithKline is scheduled to expire in October 2008 but is subject to earlier termination at the discretion of GlaxoSmithKline. Our agreements with Bristol-Myers Squibb and Wyeth also contain early termination provisions. In addition, from time to time we review and assess certain aspects of our collaborations, partnerships and agreements and may amend or terminate, either by mutual agreement or pursuant to any applicable early termination provisions, such collaborations, partnerships or agreements if we deem them to be no longer in our economic or strategic interests. For example, in March 2005, we agreed with Bayer CropScience LP to terminate the research term under our collaboration with Bayer CropScience in order to allow us to focus on our core business. We may not be able to enter into new collaboration agreements on similar or superior financial terms to offset the loss of revenue from the termination or expiration of any of our existing arrangements, and the timing of new collaboration agreements may have a material adverse effect on our ability to continue to successfully meet our objectives.

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

Materials necessary to manufacture some of our compounds currently under development may not be available on commercially reasonable terms, or at all, which may delay our development and commercialization of these compounds.

Some of the materials necessary for the manufacture of our compounds under development may, from time to time, be available either in limited quantities, or from a limited number of manufacturers, or both. Our contract manufacturers need to obtain these materials for our clinical trials and, potentially, for commercial distribution when and if we obtain marketing approval for these compounds. Suppliers may not sell us these materials at the time we need them or on commercially reasonable terms. If we are unable to obtain the materials needed to conduct our clinical trials, product testing and potential regulatory approval could be delayed, adversely affecting our ability to develop the product candidates. Similarly, if we are unable to obtain critical manufacturing materials after regulatory approval has been obtained for a product candidate, the commercial launch of that product candidate could be delayed or there could be a shortage in supply, which could materially affect our ability to generate revenues from that product candidate. If suppliers increase the price of manufacturing materials, the price for one or more of our products may increase, which may make our products less competitive in the marketplace. If it becomes necessary to change suppliers for any of these materials or if any of our suppliers experience a shutdown or disruption at the facilities used to produce these materials, due to technical, regulatory or other reasons, it could harm our ability to manufacture our products.

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

A primary trend in the United States health care industry is toward cost containment. In December 2003, the President signed into law legislation creating a prescription drug benefit program for Medicare recipients. The new prescription drug program may have the effect of reducing the prices that we are able to charge for products we develop and sell through plans under the program. The new prescription drug program may also cause third-party payors other than the federal government, including the States under the Medicaid program, to discontinue coverage for products we develop or to lower the price that they will pay.

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

Our commercial success depends in part upon our ability to avoid infringing patents and proprietary rights of third parties and not to breach any licenses that we have entered into with regard to our technologies. Other parties have filed, and in the future are likely to file, patent applications covering genes and gene fragments, techniques and methodologies relating to model systems and products and technologies that we have developed or intend to develop. If patents covering technologies required by our operations are issued to others, we may have to obtain licenses from third parties, which may not be available on commercially reasonable terms, or at all, and may require us to pay substantial royalties, grant a cross-license to some of our patents to another patent holder or redesign the formulation of a product candidate so that we do not infringe third-party patents, which may be impossible to obtain or could require substantial time and expense.

Third parties may accuse us of employing their proprietary technology without authorization. In addition, third parties may obtain patents that relate to our technologies and claim that use of such technologies infringes on their patents. Regardless of their merit, such claims could require us to incur substantial costs, including the diversion of management and technical personnel, in defending ourselves against any such claims or enforcing our patents. In the event that a successful claim of infringement is brought against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any of these licenses could adversely affect our ability to develop and commercialize products.

We may be subject to damages resulting from claims that we, our employees or independent contractors have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees and independent contractors were previously employed at universities, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, independent contractors or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key research personnel and/or their work product could hamper or prevent our ability to commercialize certain product candidates, which could severely harm our business.

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

Our headquarters are located near known earthquake fault zones, and the occurrence of an earthquake or other disaster could damage our facilities and equipment, which could harm our operations.

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

Our network security and data recovery measures may not be adequate to protect against computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. The misappropriation, theft, sabotage or any other type of security breach with respect to any of our proprietary and confidential information that is electronically stored, including research or clinical data, could have a material adverse impact on our business, operating results and financial condition. Additionally, any break-in or trespass of our facilities that results in the misappropriation, theft, sabotage or any other type of security breach with respect to our proprietary and confidential information, including research or clinical data, or that results in damage to our research and development equipment and assets could have a material adverse impact on our business, operating results and financial condition.

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

At Exelixis’ 2006 annual meeting of stockholders held on May 1, 2006, the stockholders were asked to vote upon:

1.	the election of three Class I directors for a three-year term until the 2009 annual meeting of stockholders. The nominees for election to these positions were Charles Cohen, Ph.D., George Poste, D.V.M., Ph.D., and Jack Wyszomierski; and

2.	the ratification of the selection of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

The results of the matters presented at the annual meeting, based on the presence in person or by proxy of holders of record of 75,677,381 shares of the 83,769,250 shares of Exelixis’ common stock entitled to vote, were as follows:

1.	The elections of Drs. Cohen and Poste and Mr. Wyszomierski as directors of the Company until the 2009 annual meeting of stockholders and until their successors are elected were approved as follows:

	For	Withheld
Charles Cohen, Ph.D.	74,021,638	1,655,743
George Poste, D.V.M., Ph.D.	73,840,989	1,836,392
Jack Wyszomierski	74,653,532	1,023,849

Exelixis’ Class II directors, Alan M. Garber, M.D., Ph.D. and Vincent T. Marchesi, M.D., Ph.D., will each continue to serve on the Board of Directors until the 2007 annual meeting of stockholders and until his successor is elected and qualified, or until his earlier death, resignation or removal. Exelixis’ Class III directors, Stelios Papadopoulos, Ph.D., George A. Scangos, Ph.D., Frank McCormick, Ph.D., and Lance Willsey, M.D., will each continue to serve on the Board of Directors until the 2008 annual meeting of stockholders and until his successor is elected and qualified, or until his earlier death, resignation or removal.

2.	The ratification of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved as follows:

For	Against	Abstain	Broker Non-Vote
75,612,444	30,714	34,223	0

ITEM 6.	EXHIBITS

(a)	Exhibits

The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIXIS, INC.
Date: August 8, 2006

/s/ Frank Karbe
Frank Karbe Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description
4.1	Warrant, dated June 13, 2006, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC. (1)

10.1	Offer Letter between Exelixis, Inc. and Gisela M. Schwab, M.D., dated June 20, 2006. (2)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

(1)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2006 and incorporated herein by reference.

(2)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2006 and incorporated herein by reference.