Form 10-Q
period 2006-09-30
EXELIXIS INC
filed 2006-11-06
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

On October 27, 2006 there were 95,775,300 shares of common stock, par value $.001 per share, of Exelixis, Inc. outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

ITEM 1.	FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2006	December 31, 2005 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,700	$81,328
Marketable securities	15,965	67,307
Investments held by Symphony Evolution, Inc.	59,740	34,039
Other receivables	3,511	7,102
Prepaid expenses and other current assets	7,502	5,442

Total current assets	142,418	195,218
Restricted cash and investments	11,221	12,682
Long-term marketable securities	11,768	15,143
Property and equipment, net	33,344	35,577
Goodwill	67,364	67,364
Other intangibles, net	2,704	3,425
Other assets	1,838	3,303

Total assets	$270,657	$332,712

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,755	$1,689
Other accrued expenses	13,613	13,774
Accrued compensation and benefits	10,781	7,817
Current portion of capital lease obligations	—	98
Current portion of notes payable and bank obligations	11,527	11,893
Convertible promissory note	—	30,000
Deferred revenue	43,655	43,484

Total current liabilities	82,331	108,755
Notes payable and bank obligations	15,965	21,858
Convertible promissory loans	85,000	85,000
Other long-term liabilities	19,180	14,475
Deferred revenue	42,845	45,329

Total liabilities	245,321	275,417

Noncontrolling interest in Symphony Evolution, Inc.	44,934	23,752
Commitments
Stockholders’ equity (deficit):
Common stock	84	84
Additional paid-in-capital	659,198	636,263
Accumulated other comprehensive income	1,207	973
Accumulated deficit	(680,087)	(603,777)

Total stockholders’ equity (deficit)	(19,598)	33,543

Total liabilities, noncontrolling interest and stockholders’ equity (deficit)	$270,657	$332,712

(1)	The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Contract	$13,347	$10,279	$42,609	$45,323
License	10,193	4,121	26,290	16,261

Total revenues	23,540	14,400	68,899	61,584

Operating expenses:
Research and development	46,048	35,202	133,344	105,091
General and administrative	8,843	6,819	27,834	20,173
Amortization of intangibles	210	271	722	815

Total operating expenses	55,101	42,292	161,900	126,079

Loss from operations	(31,561)	(27,892)	(93,001)	(64,495)
Other income (expense):
Interest income	1,892	1,581	5,829	3,555
Interest expense	(1,071)	(1,550)	(3,943)	(4,647)
Other income (expense), net	(3)	—	(29)	190

Total other income (expense)	818	31	1,857	(902)

Loss before noncontrolling interest	(30,743)	(27,861)	(91,144)	(65,397)
Loss attributed to noncontrolling interest	5,546	5,086	14,834	5,515

Net loss	$(25,197)	$(22,775)	$(76,310)	$(59,882)

Net loss per share, basic and diluted	$(0.30)	$(0.29)	$(0.91)	$(0.77)

Shares used in computing basic and diluted net loss per share	84,178	79,540	83,972	77,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(76,310)	$(59,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,566	12,554
Loss attributed to noncontrolling interest	(14,834)	(5,515)
Stock-based compensation expense	13,155	35
Amortization of intangibles	722	815
Loss (gain) on the sale of equipment	35	(138)
Other	552	446
Changes in assets and liabilities:
Other receivables	3,584	(2,347)
Prepaid expenses and other current assets	(2,063)	(2,843)
Other assets	674	(966)
Accounts payable and other accrued expenses	4,064	(2,238)
Other long-term liabilities	4,705	4,754
Deferred revenue	(2,313)	15,141

Net cash used in operating activities	(55,463)	(40,184)

Cash flows from investing activities:
Purchases of investments held by Symphony Evolution, Inc.	(41,593)	(40,330)
Proceeds from sale of investments held by Symphony Evolution, Inc.	15,892	2,788
Purchases of property and equipment	(8,337)	(11,119)
Proceeds from sale of equipment	4	153
Change in restricted cash and investments	1,462	2,518
Proceeds from maturities of marketable securities	91,508	86,221
Purchases of marketable securities	(36,599)	(84,591)

Net cash provided by (used in) investing activities	22,337	(44,360)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	—	58,468
Proceeds from exercise of stock options and warrants	2,519	1,089
Proceeds from employee stock purchase plan	1,267	1,116
Payments on capital lease obligations	(98)	(1,682)
Proceeds from notes payable and bank obligations	2,424	6,618
Principal payments on notes and bank obligations	(38,683)	(7,581)
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Evolution, Inc., net of fees	40,000	37,000

Net cash provided by financing activities	7,429	95,028

Effect of foreign exchange rate changes on cash and cash equivalents	69	(132)

Net increase (decrease) in cash and cash equivalents	(25,628)	10,352
Cash and cash equivalents, at beginning of period	81,328	67,541

Cash and cash equivalents, at end of period	$55,700	$77,893

Supplemental cash flow disclosure:
Warrants issued in conjunction with the Symphony Evolution, Inc. transaction	$3,984	$2,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(unaudited)

NOTE 1 Organization and Summary of Significant Accounting Policies

Organization

Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biotechnology company committed to using its discovery and development capabilities to develop high-quality, differentiated pharmaceutical products for the treatment of cancer and other serious diseases. The majority of our pharmaceutical programs focus on drug discovery and development of small molecules in cancer. We believe that our proprietary technologies and drug discovery engine are also valuable to other industries whose products can be enhanced by an understanding of DNA or proteins, including the agrochemical and agricultural industries. We also maintain operations in Germany, which are engaged in activities dedicated towards the provision of transgenic mouse generation services, tools and related licenses to the industrial and academic community.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included. Operating results for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-K filed with the SEC on March 9, 2006.

Exelixis adopted a 52- or 53-week fiscal year that ends on the last Friday in December. Fiscal year 2006, a 52-week year, will end on December 30, 2006.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. We reclassified certain amounts from cash and cash equivalents to long-term marketable securities.

NOTE 2 Comprehensive Loss

Comprehensive loss represents net loss plus the results of certain stockholders’ equity changes, which are comprised of unrealized gains and losses on available-for-sale securities and foreign currency cumulative translation adjustments, not reflected in the consolidated statements of operations. Comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(25,197)	$(22,775)	$(76,310)	$(59,882)
Increase (decrease) in unrealized gains on available-for-sale securities	156	(37)	320	(66)
Reclassification for losses on marketable securities recognized in earnings	43	—	43	—
Increase (decrease) in foreign currency translation adjustment	(20)	5	(129)	254

Comprehensive loss	$(25,018)	$(22,807)	$(76,076)	$(59,694)

NOTE 3 Stock-Based Compensation

Stock Option Plans

We have several stock option plans under which we have granted incentive stock options and non-qualified stock options to employees, directors and consultants. The Board of Directors or a designated Committee of the Board is responsible for administration of our employee stock option plans and determines the term, exercise price and vesting terms of each option. In general, our options have a four-year vesting term, an exercise price equal to the fair market value on the date of grant, and a ten year life from the date of grant. As of September 30, 2006, a total of 7.8 million shares were available for grant under our stock option plans.

Stock Purchase Plan

In January 2000, we adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each six month purchase period. As of September 30, 2006, we had 1.4 million shares available for grant under our ESPP.

Adoption of SFAS 123R

SFAS 123R requires the recognition of stock-based compensation at fair value in our consolidated statements of operations. We recognize stock-based compensation expense net of estimated forfeitures in order to only recognize the expense for the shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. We estimated the forfeiture rate for the nine-month period ended September 30, 2006, based on our historical experience, at an annual rate of 3.9%.

As a result of adopting SFAS 123R, we recorded employee stock-based compensation expense of $4.0 million and $13.0 million for the three- and nine-month periods ended September 30, 2006, respectively. The impact on both basic and diluted net loss per share for the three- and nine-month periods ended September 30, 2006 were $0.05 and $0.16, respectively. For the three- and nine-month periods ended September 30, 2006, employee stock-based compensation expenses under SFAS 123R were allocated as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Research and development expense	$2,520	$8,515
General and administrative expense	1,525	4,513

Total employee stock-based compensation expense	$4,045	$13,028

Prior to January 1, 2006, we provided pro forma disclosure amounts in accordance with SFAS 123, as if we recorded stock based compensation using the fair value method defined by SFAS 123. The following table illustrates the effect on net loss and loss per share for the three- and nine-month periods ended September 30, 2005, had we applied the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss:
As reported	$(22,775)	$(59,882)
Add: Stock-based employee compensation reversal included in reported net loss	—	(16)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(2,667)	(9,450)

Pro forma net loss	$(25,442)	$(69,348)

Net loss per share (basic and diluted):
As reported	$(0.29)	$(0.77)

Pro forma	$(0.32)	$(0.90)

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

	Stock Options		ESPP
	Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Weighted average grant date fair value of grants	$5.67	$3.97	$2.99	$2.72
Risk-free interest rate	4.84%	3.81%	4.90%	2.20%
Dividend yield	0%	0%	0%	0%
Volatility	68%	65%	53%	63%
Expected life	4.7 years	4.0 years	0.5 years	0.5 years

	Stock Options		ESPP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average grant date fair value of grants	$5.37	$4.78	$2.62	$2.72
Risk-free interest rate	4.38%	3.59%	4.53%	2.20%
Dividend yield	0%	0%	0%	0%
Volatility	64%	71%	54%	63%
Expected life	4.7 years	4.0 years	0.5 years	0.5 years

A summary of all stock option activity for the nine months ended September 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	13,157,431	$10.73
Granted	4,117,805	9.53
Exercised	(333,852)	7.30
Cancelled	(745,451)	12.42

Options outstanding at September 30, 2006	16,195,933	$10.42	7.4 years	$7,379,665

Exercisable at September 30, 2006	8,647,418	$11.49	6.0 years	$6,953,723

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. Total intrinsic value of options exercised for the three- and nine-month periods ended September 30, 2006 was $0.1 million and $1.1 million, respectively. Total fair value of options vested during the three- and nine-month periods ended September 30, 2006 was $3.8 million and $12.4 million, respectively. Compensation expense related to our ESPP for the three- and nine-month periods ended September 30, 2006 was $0.2 million and $0.6 million, respectively.

As of September 30, 2006, $38.8 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 3.0 years. Cash received from option exercises for the three- and nine-month periods ended September 30, 2006 was $0.1 million and $2.4 million, respectively.

NOTE 4 Bristol-Myers Squibb

In December 2005, Exelixis and Bristol-Myers Squibb (“BMS”) entered into a collaboration agreement for the discovery, development and commercialization of novel therapies targeted against the Liver X Receptor (“LXR”), a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. This agreement became effective in January 2006, at which time Exelixis granted BMS an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR. During the research term, Exelixis and BMS expect to jointly identify drug candidates that are ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by BMS, BMS will be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and sales/marketing activities for the selected drug candidate and we do not have rights to reacquire such drug candidates.

Under the LXR collaboration agreement, BMS paid Exelixis a nonrefundable upfront payment in the amount of $17.5 million and is obligated to provide research and development funding of $10.0 million per year for an initial research period of two years. BMS has the option to extend the research period for an additional one-year term. The upfront payment and the research and development funding will be recognized as revenue over the research period. Under the agreement, BMS is required to pay us development and regulatory milestones of up to $140.0 million per product for up to two products from the collaboration. In addition, we are also entitled to receive sales milestones and royalties on any sales of products commercialized under the agreement.

NOTE 5 Sankyo Company

In March 2006, Exelixis and Sankyo Company, a wholly owned subsidiary of Daiichi Sankyo Company, Limited (“Sankyo”), entered into a collaboration agreement for the discovery, development and commercialization of novel therapies targeted against the mineralocorticoid receptor (“MR”), a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic diseases. Under the terms of the agreement, we granted to Sankyo an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate MR. After completion of the research term, Sankyo will be responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds and we do not have rights to reacquire such compounds.

Sankyo paid us a nonrefundable upfront payment in the amount of $20.0 million and is obligated to provide research and development funding of $3.8 million over a 15-month research term. Exelixis and Sankyo may mutually agree to extend the research term for an additional two years. The upfront payment and research and development funding will be recognized as revenue over the research term, which commenced on April 1, 2006. For each product from the collaboration, Exelixis is also entitled to receive payments upon attainment of pre-specified development, regulatory and commercialization milestones. In addition, Exelixis is also entitled to receive royalties on sales of certain products commercialized under the collaboration. Sankyo may terminate the agreement upon 90 days’ written notice in which case Sankyo’s payment obligations will cease, its license relating to compounds that modulate MR will terminate and revert to us, and we will receive, subject to certain terms and conditions, licenses from Sankyo to research, develop and commercialize compounds that were discovered under the agreement.

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

NOTE 7 PDL BioPharma

Pursuant to the original terms of the 2001 agreement with PDL BioPharma, Inc. (formerly Protein Design Labs), Exelixis repaid in full the $30.0 million convertible promissory note in May 2006.

NOTE 8 Symphony Evolution

On June 9, 2005, we entered into a series of related agreements providing for the financing of the clinical development of XL784, XL647 and XL999 (the “Programs”). Pursuant to the agreements, Symphony Evolution, Inc. (“SEI”) and its investors have invested $80.0 million to fund the clinical development of these Programs and we licensed to SEI our intellectual property rights related to these Programs. SEI is a wholly owned subsidiary of Symphony Evolution Holdings LLC (“Holdings”), which provided the first $40.0 million in funding to SEI in June 2005 and an additional $40.0 million on June 9, 2006. We continue to be primarily responsible for the development of the Programs in accordance with specified development plans and related development budgets.

We issued to Holdings warrants to purchase an aggregate of 1.5 million shares of our common stock at $8.90 per share. The initial warrants for 750,000 shares of common stock were issued in June 2005 in connection with the initial $40.0 million in funding and were assigned a value of $2.8 million. The subsequent warrants for 750,000 shares of common stock were issued in connection with the additional $40.0 million in funding in June 2006 and were assigned a value of $4.0 million. We valued the warrants in accordance with the Black-Scholes option valuation methodology and recorded such values as a reduction to the noncontrolling interest in SEI. The warrants have a five-year contractual term.

NOTE 9 Subsequent Event

In October 2006, we completed a public offering of 11.5 million shares of our common stock under an effective registration statement, at a price of $8.40 per share, for gross proceeds of $96.6 million. We received approximately $90.5 million in net proceeds after deducting underwriting fees of $5.8 million and estimated offering expenses of approximately $0.3 million.

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

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2005 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 9, 2006. Operating results are not necessarily indicative of results that may occur in future periods. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We are a biotechnology company focused on the discovery and development of novel small molecule therapeutics for cancer and other serious diseases. Utilizing our library of more than four million compounds, we integrate high-throughput processes, medicinal chemistry, bioinformatics, structural biology and early in vivo testing in parallel to characterize thousands of compounds. This approach enables us to identify and select from this large pool of compounds those highly qualified drug candidates that meet our stringent list of development criteria. Our broad pipeline consists of product candidates in various stages of development that target cancer, renal disease and various metabolic and cardiovascular disorders. Most of these product candidates are orally administered small molecules and we believe that they offer advantages over currently available therapies.

We currently have a total of 18 compounds in clinical and preclinical development. We believe the breadth and quality of our pipeline represents a key strategic asset that diversifies the risk associated with product development and demonstrates the productivity of our drug discovery and development platform.

Our business strategy is to become a fully integrated biotechnology company by leveraging our broad pipeline of diverse compounds with first-in-class or best-in-class potential that fulfill unmet medical needs in the treatment of cancer and other serious diseases. To execute our strategy, we intend to continue to establish strategic alliances with world-class pharmaceutical and biotechnology companies that generate near-term revenues, diversify our risk of product failure and allow us to retain meaningful long-term value.

We have established collaborations with major pharmaceutical and biotechnology companies based on the strength of our technologies and expertise in biology, drug discovery and development that allow us to retain economic participation in compounds and support additional development of our proprietary products. Through these collaborations, we obtain license fees, research funding, and the opportunity to receive milestone payments and royalties from research results and subsequent product development activities. We have ongoing commercial collaborations with several leading pharmaceutical and biotechnology companies, including GlaxoSmithKline, Bristol-Myers Squibb, Genentech, Wyeth Pharmaceuticals and Sankyo. We expect to continue to use corporate partnering as a strategic tool to cultivate our assets, fund our operations and expand the therapeutic and commercial potential of our pipeline.

Pipeline Update

Our current pipeline includes the following compounds:

Compound	Target(s)	Indication	Stage of Development
XL119*	Topoisomerase 2	Biliary Tract Cancer	Phase 3

XL999**	VEGFR2, PDGFR, FGFR, FLT3	Renal Cell Carcinoma, Colon, Ovarian, Non-Small Cell Lung Cancer, Acute Myelogenous Leukemia, Multiple Myeloma	Phase 2

XL784**	ADAM10, MMP-2	Diabetic Nephropathy	Phase 2

XL880	c-MET, VEGFR2	Papillary Renal Cell Carcinoma	Phase 2

XL647**	VEGFR2, EGFR, HER2	Non-Small Cell Lung Cancer	Phase 2

XL820	c-KIT, VEGFR2, PDGFR	Solid Tumors	Phase 1

XL844	CHK1, CHK2	Solid Tumors and Hematologic Malignancies	Phase 1

XL184	c-MET, VEGFR2	Solid Tumors	Phase 1

XL228	ABL, IGF1R, SRC	Solid Tumors and Hematologic Malignancies	IND Filed

XL281	RAF	Solid Tumors	IND Filed

XL418	AKT, S6K	Solid Tumors	Preclinical

XL518	MEK	Solid Tumors	Preclinical

XL147	PI-3K	Solid Tumors	Preclinical

XL765	PI-3K, mTOR	Solid Tumors	Preclinical

XL019	JAK2	Hematologic Malignancies	Preclinical

XL550*	MR	Hypertension	Preclinical

XL335*	FXR	Atherosclerosis	Preclinical

EXEL2255*	LXR	Atherosclerosis	Preclinical

*	XL119, XL550, XL335 and EXEL2255 are out-licensed to Helsinn, Sankyo, Wyeth and Bristol-Myers Squibb, respectively.

**	Out-licensed to Symphony Evolution, Inc. and subject to exclusive repurchase options as described in this report.

Pursuant to a product development and commercialization agreement between Exelixis and GlaxoSmithKline, GlaxoSmithKline has the option, after completion of clinical proof-of-concept by Exelixis, to elect to develop up to three compounds in Exelixis’ product pipeline, which may include XL784 and any of the cancer compounds identified in the table above (other than XL119, XL518, XL147, XL765 and XL019).

We currently have 10 compounds in clinical development. XL119, which has been exclusively licensed to Helsinn Healthcare S.A. of Switzerland, is in a multi-national Phase 3 clinical trial for the treatment of bile duct tumors. XL999 is being evaluated in Phase 2 clinical trials in patients with renal cell, colorectal, ovarian, and non-small cell lung cancer as well as acute myelogenous leukemia (AML) and multiple myeloma. In November 2006, we suspended enrollment of new patients into the XL999 clinical trial program until further data have been collected and analyzed. We suspended enrollment after a preliminary review of patient data relating to adverse events for the month of October showed an apparent increase in the rate of serious adverse cardiovascular events compared to the period prior to October. We commenced a Phase 2 clinical trial for XL784 in March 2006 to test its efficacy in patients with renal failure. In June 2006, we initiated a Phase 2 clinical trial for XL880 in papillary renal cell carcinoma and we expect to initiate three additional Phase 2 clinical trials for XL880 in the first quarter of 2007 (one in head and neck cancer and two in gastric cancer). In August 2006, we initiated a Phase 2 clinical trial for XL647 in patients with non-small cell lung cancer and we expect to initiate three additional Phase 2 clinical trials for XL647 in the first quarter 2007 (two in non-small cell lung cancer and one metastatic breast cancer). In addition, we have Phase 1 clinical trials ongoing for XL820, XL844 and XL184. These compounds are being tested in patients with various solid tumors for which there is no other treatment option with the exception of XL844, which is being tested in patients with chronic lymphocytic leukemia (CLL).

All of our compounds, with the exception of XL119 (which was in-licensed from Bristol-Myers Squibb), were generated through our internal drug discovery efforts. The oncology program currently is comprised of 14 compounds – nine in clinical development and five in preclinical development. In October 2006, we filed an IND for XL281 and we intend to file an IND for XL518 by the end of 2006. We are also continuing our preclinical work on XL418, XL147, XL765 and XL019, all of which are potential IND candidates in 2007.

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

Recent Developments

Bristol-Myers Squibb

In December 2005, Exelixis and Bristol-Myers Squibb entered into a collaboration agreement for the discovery, development and commercialization of novel therapies targeted against the Liver X Receptor (LXR), a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. This agreement became effective in January 2006, at which time we granted Bristol-Myers Squibb an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR. During the research term, Exelixis and Bristol-Myers Squibb expect to jointly identify drug candidates that are ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by Bristol-Myers Squibb, Bristol-Myers Squibb will be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and commercialization activities for the selected drug candidate and we do not have rights to reacquire such drug candidates.

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

Sankyo Company

In March 2006, Exelixis and Sankyo Company, a wholly owned subsidiary of Daiichi Sankyo Company, Limited (Sankyo), entered into a collaboration agreement for the discovery, development and commercialization of novel therapies targeted against the mineralocorticoid receptor (MR), a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic diseases. Under the terms of the agreement, we granted to Sankyo an exclusive, worldwide license to certain intellectual property primarily relating to compounds that modulate MR. After completion of the research term, Sankyo will be responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds and we do not have rights to reacquire such compounds.

Sankyo paid us a nonrefundable upfront payment in the amount of $20.0 million and is obligated to provide research and development funding of $3.8 million over a 15-month research term. Exelixis and Sankyo may mutually agree to extend the research term for an additional two years. The upfront payment and research and development funding will be recognized as revenue over the initial research term, which commenced on April 1, 2006. For each product from the collaboration, we are also entitled to receive payments upon attainment of pre-specified development, regulatory and commercialization milestones. In addition, we are also entitled to receive royalties on any sales of certain products commercialized under the collaboration. Sankyo may terminate the agreement upon 90 days’ written notice in which case Sankyo’s payment obligations will cease, its license relating to compounds that modulate MR will terminate and revert to us, and we will receive, subject to certain terms and conditions, licenses from Sankyo to research, develop and commercialize compounds that were discovered under the agreement.

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

PDL BioPharma

Pursuant to the original terms of the 2001 agreement with PDL BioPharma, Inc. (formerly Protein Design Labs), Exelixis repaid in full the $30.0 million convertible promissory note in May 2006.

Symphony Evolution

On June 9, 2005, we closed a transaction involving a series of related agreements providing for the financing of the clinical development of XL784, XL647 and XL999. Pursuant to the agreements, SEI and its investors have invested $80.0 million to fund the clinical development of our product candidates XL784, XL647 and XL999, and we have licensed to SEI our intellectual property rights related to these product candidates. SEI is a wholly owned subsidiary of Symphony Evolution Holdings LLC (Holdings), which provided $40.0 million in funding to SEI at closing and an additional $40.0 million on June 9, 2006. We continue to be primarily responsible for the development of XL784, XL647 and XL999 in accordance with specified development plans and related development budgets.

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

Company-specific Factors

Our financial performance is driven by many factors, including:

•	Clinical Trials. We currently have multiple compounds in clinical testing and expect to continue to advance more compounds into clinical development. Our compounds may fail to show safety or efficacy in clinical testing. Furthermore, predicting the timing of the completion or initiation of clinical trials is exceedingly difficult and our trials may be delayed due to many factors, including factors outside of our control. The future development path of each of our compounds depends upon the results of each stage of clinical development. In general, we will incur increased operating expenses for compounds that advance to the next stage of clinical development, whereas expenses will end for compounds that do not warrant further clinical development.

•	Liquidity. As of September 30, 2006, we had $154.4 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by SEI of $59.7 million and restricted cash and investments of $11.2 million. In October 2006, we received net proceeds, after underwriting fees and estimated offering expenses, of approximately $90.5 million from the sale of 11.5 million shares of our common stock under an effective shelf registration statement. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and depend on many factors, including the timing of key events in our agreements with GlaxoSmithKline and SEI that may require us to consume available capital resources significantly sooner than we currently anticipate. We will have to obtain additional funding in order to support our plans for the aggressive development of our broad clinical and preclinical pipelines. Our minimum liquidity needs are also determined by certain financial covenants contained in our loan and security agreement with GlaxoSmithKline, which require us to maintain working capital of at least $25.0 million and cash and investments of at least $50.0 million. Our ability to raise additional funds may be severely impaired if any of our product candidates fails to show safety or efficacy in clinical testing.

•	Reliance on Partners. We currently have no pharmaceutical products that have received marketing approval, and we have generated no revenues from the sale of such products. We do not expect to generate product revenues from the sale of pharmaceutical products in the near term and expect that all of our revenues, such as milestone and royalty revenues, will be generated from collaboration agreements with our partners. Milestones under these agreements may be tied to factors that are outside of our control, such as significant clinical or regulatory events with respect to compounds that have been licensed to our partners.

•	GlaxoSmithKline Compound Selection. Pursuant to our product development and commercialization agreement with GlaxoSmithKline, GlaxoSmithKline has the option, after completion of clinical proof-of-concept by us, to elect to develop up to three compounds in our product pipeline, which may include XL784, XL647, XL999, XL880, XL184, XL820, XL844, XL281, XL418, XL228 and two earlier stage oncology programs. XL784, XL647 and XL999 have been licensed to SEI, as described below. A compound selection by GlaxoSmithKline could potentially trigger significant milestone payments to be received by Exelixis. The size of these milestone payments depends largely on how quickly we can advance compounds to proof-of-concept. Delays in obtaining clinical proof-of-concept for compounds subject to GlaxoSmithKline’s election rights may decrease the size of any GlaxoSmithKline milestones and negatively affect our financial position.

•	Symphony Evolution. In 2005, we licensed three of our lead compounds (XL784, XL647 and XL999) to SEI in return for $80.0 million in investment for the clinical development of these compounds. We continue to be primarily responsible for the development of these compounds in accordance with specified development plans and related development budgets. We have retained exclusive options to reacquire the compounds from SEI at specified purchase prices. The repurchase prices for the compounds licensed to SEI increase over the length of the option period. If GlaxoSmithKline elects any of the compounds licensed to SEI for further development, we would be required to repurchase such compound or compounds from SEI. If selection milestones received under our GlaxoSmithKline collaboration are insufficient to cover the repurchase price, or if we repurchase one or all of the compounds in anticipation of one or more milestones from GlaxoSmithKline that are not ultimately received in the anticipated time frame or at all, we may have to raise additional funds to cover the repurchase price.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. There have been no changes during the nine months ended September 30, 2006 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Results of Operations

Revenues

Total revenues by category, as compared to the prior year periods, were as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Contract revenue:
Research and development funding	$11.5	$8.7	$34.0	$38.2
Milestones	1.8	1.6	8.6	7.1
License revenue:
Amortization of upfront payments, including premiums paid on equity purchases	10.2	4.1	26.3	16.3

Total revenues	$23.5	$14.4	$68.9	$61.6

Dollar increase	$9.1		$7.3
Percentage increase	63%		12%

The increase of $2.8 million in research and development funding for the three months ended September 30, 2006, as compared to the comparable prior year period, was primarily a result of increases in funding from new collaborations, notably $2.5 million from Bristol-Myers Squibb and $0.8 million from Sankyo. This was partially offset by a decrease in funding of $0.4 million related to the conclusion of our development activities under the Helsinn license agreement. The decrease of $4.2 million in research and development funding for the nine months ended September 30, 2006, as compared to the comparable prior year period, was primarily a result of the conclusion of our Genoptera collaboration in June 2005, which included a one-time termination fee related to research and development funding of $13.4 million. This decrease was partially offset by increases in funding of $7.2 million from Bristol-Myers Squibb, $1.3 million from Sankyo and $1.2 million from Genentech.

The increase of $1.5 million in milestone revenues for the nine months ended September 30, 2006, as compared to the comparable prior year period, was primarily associated with a $4.0 million milestone achieved under our collaboration with Helsinn. This increase was partially offset by a decrease of $2.7 million in accelerated milestone revenues related to the conclusion of our Genoptera collaboration in June 2005.

The increase of $6.1 million in the amortization of upfront payments, including premiums paid on equity purchases for the three months ended September 30, 2006, as compared to the comparable prior year period, was primarily due to additional revenues from upfront payments of $4.1 million from Sankyo, $2.5 million from Wyeth Pharmaceuticals and $1.5 million from Bristol-Myers Squibb. This increase was partially offset by a decrease of $2.0 million related to the conclusion of our collaboration with Helsinn. The increase of $10.0 million in the amortization of upfront payments, including premiums paid on equity purchases, for the nine months ended September 30, 2006, as compared to the comparable prior year period, was primarily due to additional revenues from upfront payments of $8.2 million from Sankyo, $7.5 million from Wyeth and $4.2 million from Bristol-Myers Squibb. This increase was partially offset by a decrease of $7.8 million related to the conclusion of our Genoptera collaboration in June 2005, which included acceleration of upfront payments, and by a decrease of $2.4 million related to the conclusion of our collaboration with Helsinn.

Research and Development Expenses

Total research and development expenses, as compared to the prior year periods, were as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Research and development expenses	$46.0	$35.2	$133.3	$105.1
Dollar increase	$10.8		$28.3
Percentage increase	31%		27%

Research and development expenses consist primarily of personnel expenses, employee stock-based compensation expenses, laboratory supplies, consulting and facilities costs. The increase for the three months ended September 30, 2006, as compared to the comparable period in 2005, resulted primarily from the following:

•	Consulting and Professional – Consulting and professional expense, which includes services performed by third-party contract research organizations and other vendors, increased by $5.1 million, or 91%, primarily due to an increase in activities associated with advancing our clinical and preclinical development programs. These activities included Phase 2 clinical trial activity for XL999, XL784, XL880 and XL647 and Phase 1 clinical trial activity for XL844, XL820 and XL184 as well as pre-clinical activity for XL228, XL281, XL418, XL518, XL147, XL765 and XL019.

•	Personnel – Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, increased by $3.1 million, or 26%, primarily due to the expanded workforce supporting drug development operations to advance our clinical and preclinical development programs.

•	Employee Stock-Based Compensation – Employee stock-based compensation expense increased by $2.5 million due to our adoption of SFAS 123R effective January 1, 2006.

The increase for the nine months ended September 30, 2006, as compared to the comparable period in 2005, resulted primarily from the following:

•	Consulting and Professional – Consulting and professional expense, which includes services performed by third-party contract research organizations and other vendors, increased by $13.0 million, or 89%, primarily due to an increase in activities associated with the advancing of our clinical and preclinical development programs, as described above.

•	Employee Stock-Based Compensation – Employee stock-based compensation expense increased by $8.5 million due to our adoption of SFAS 123R effective January 1, 2006.

•	Personnel – Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, increased by $6.2 million, or 17%, primarily due to the expanded workforce supporting drug development operations to advance our clinical and preclinical development programs.

We currently estimate that typical Phase 1 clinical trials last approximately one year, Phase 2 clinical trials last approximately one to two years and Phase 3 clinical trials last approximately two to four years. However, the length of time may vary substantially according to factors relating to the particular clinical trial, such as the type and intended use of the product candidate, the clinical trial design and the ability to enroll suitable patients. We expect that research and development expenses will continue to increase as we advance our compounds through development.

We currently do not have estimates of total costs for a particular drug candidate to reach the market. Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may involve unanticipated additional clinical trials and may not result in the necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. In addition, clinical trials of our potential products may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.

General and Administrative Expenses

Total general and administrative expenses, as compared to the prior year periods, were as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
General and administrative expenses	$8.8	$6.8	$27.8	$20.2
Dollar increase	$2.0		$7.7
Percentage increase	30%		38%

General and administrative expenses consist primarily of personnel expenses, employee stock-based compensation expense, facility costs and consulting and professional expenses, such as legal and accounting fees. The increase in expenses for the three months ended September 30, 2006, as compared to the comparable period in 2005, and for the nine months ended September 30, 2006, as compared to the comparable period in 2005, resulted primarily from increases of $1.5 million and $4.5 million, respectively, in employee stock-based compensation expense due to our adoption of SFAS 123R as well as increases in consulting and personnel expenses to support our general operating activities.

Amortization of Intangibles

Total amortization of intangible assets, as compared to the prior year, was as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Amortization of intangible assets	$0.2	$0.3	$0.7	$0.8
Dollar decrease	$0.1		$0.1
Percentage decrease	23%		11%

Intangible assets result from our acquisitions of X-Ceptor, Genomica, Artemis and Agritope (renamed Exelixis Plant Sciences). The decrease in amortization of intangibles expense for the three months ended September 30, 2006, as compared to the comparable period in 2005, and for the nine months ended September 30, 2006, as compared to the comparable period in 2005, were due to decreases in amortization expenses related to fully amortized expenses for the developed technology related to our acquisition of Artemis in 2001.

Total Other Income (Expense)

Total other income (expense), as compared to the prior year period, was as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total other income (expense)	$0.8	$—	$1.9	$(0.9)
Dollar increase	$0.8		$2.8

Total other income (expense) consists primarily of interest income earned on cash and cash equivalents, short-term and long-term marketable securities and investments held by SEI, partially offset by interest expense incurred on our notes payable, bank obligations, capital lease obligations and convertible notes and loans. The increase in total other income (expense) for the three months ended September 30, 2006, as compared to the comparable period in 2005, and for the nine months ended September 30, 2006, as compared to the comparable period in 2005, was primarily due to increases in interest income as a result of higher cash and investment balances and higher average interest rates. Such increase was also affected by a decrease in interest expense due to the repayment of our PDL Biopharma convertible promissory note in May 2006.

Noncontrolling Interest in Symphony Evolution, Inc.

We have consolidated SEI’s financial condition and results of operations in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (FIN 46R), commencing June 9, 2005. While we have consolidated SEI’s financial condition and results of operations in accordance with FIN 46R, SEI is wholly owned by the noncontrolling interest holders. Therefore, we have deducted the losses attributed to the noncontrolling interest (SEI’s losses) from our net loss in the condensed consolidated statement of operations and we have also reduced the noncontrolling interest holders’ ownership interest in SEI in the condensed consolidated balance sheet by SEI’s losses. For the three- and nine-month periods ended September 30, 2006, the losses attributed to the noncontrolling interest holders were $5.5 million and $14.8 million, respectively, as compared to $5.1 million and $5.5 million, respectively, for the comparable periods in 2005.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the nine-month periods ended September 30, 2006 and 2005 (dollar amounts are presented in thousands), respectively:

	Nine Months Ended September 30,
	2006	2005
Net loss	$(76,310)	$(59,882)
Adjustments to reconcile net loss to net cash used in operating activities	12,196	8,197
Changes in operating assets and liabilities	8,651	11,501

Net cash used in operating activities	(55,463)	(40,184)
Net cash provided by (used in) investing activities	22,337	(44,360)
Net cash provided by financing activities	7,429	95,028
Effect of foreign exchange rate changes on cash and cash equivalents	69	(132)

Net increase (decrease) in cash and cash equivalents	(25,628)	10,352
Cash and cash equivalents, at beginning of year	81,328	67,541

Cash and cash equivalents, at end of period	$55,700	$77,893

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income. We have also financed certain of our research and development activities under our agreements with SEI. As of September 30, 2006, we had $154.4 million in cash and cash equivalents and short-term and long-term marketable securities, which includes investments held by SEI of $59.7 million and restricted cash and investments of $11.2 million.

Operating Activities

Our operating activities used cash of $55.5 million and $40.2 million for the nine months ended September 30, 2006 and 2005, respectively. Cash used in operating activities for the 2006 period related primarily to funding net losses and losses attributed to the noncontrolling interest, partially offset by changes in non-cash charges related to stock-based compensation expense recognized due to our adoption of SFAS 123R and non-cash charges related to depreciation and amortization. Cash used in operating activities for the 2005 period related primarily to funding net losses, partially offset by changes in deferred revenues from collaborators and non-cash charges related to depreciation and amortization.

The increase of $15.3 million in cash used in our operating activities for the 2006 period, as compared to the 2005 period, was primarily driven by a $16.4 million increase in our net loss. While cash used in operating activities is primarily driven by our net loss, operating cash flows differ from our net loss as a result of differences in the timing of cash receipts and earnings recognition, expenses related to the noncontrolling interest and non-cash charges. For example, deferred revenue decreased by $2.3 million during the 2006 period, which represents an excess in revenues recognized in the 2006 period over cash received. In addition, losses attributed to the noncontrolling interest in SEI of $14.8 million and $5.5 million for the nine-month periods ended September 30, 2006 and 2005, respectively, were included in operating activities but excluded from net loss. We expect to use cash for operating activities for the next several years as we continue to incur net losses associated with our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies.

Investing Activities

Our investing activities provided cash of $22.3 million and used cash of $44.4 million for the nine months ended September 30, 2006 and 2005, respectively. Cash provided by investing activities for the 2006 period and cash used in investing activities for the 2005 period, were primarily due to purchases and proceeds from maturities of marketable securities, purchases and proceeds from sale of investments held by SEI and purchases of property and equipment.

The increase of $66.7 million in cash provided by investing activities for the 2006 period, as compared to the 2005 period, was primarily due to a decrease in purchases of marketable securities of $48.0 million, an increase of $13.1 million from proceeds from sale of investments held by SEI and an increase of $5.3 million in proceeds from maturities of marketable securities. In the nine months ended September 30, 2006 and 2005, respectively, we made purchases of $8.3 million and $11.1 million, respectively, of property and equipment. We expect to continue to make significant investments in research and development and our administrative infrastructure, including purchases of property and equipment to support our expanding preclinical and clinical development operations.

Financing Activities

Our financing activities provided cash of $7.4 million and $95.0 million for the nine months ended September 30, 2006 and 2005, respectively. Cash provided by our financing activities for the 2006 period was primarily due to proceeds of $40.0 million from the purchase of noncontrolling interest by preferred shareholders in SEI. The cash provided by SEI’s preferred shareholders was partially offset by principal payments on notes and bank obligations of $38.7 million, which included the repayment of a $30.0 million convertible promissory note to PDL BioPharma. Cash provided by our financing activities for the 2005 period was primarily due to net proceeds of $37.0 million from the purchase of the noncontrolling interest by preferred shareholders in SEI and net proceeds of $49.6 million received through the sale of our common stock. In addition, we received $11.1 million from the purchase of 1.0 million shares of our common stock by GlaxoSmithKline, which included a $2.2 million premium.

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

Cash Requirements

We have incurred net losses since inception, including a net loss of $76.3 million for the nine-month period ended September 30, 2006, and expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. In October 2006, we received net proceeds, after underwriting fees and estimated offering expenses, of approximately $90.5 million from the sale of 11.5 million shares of our common stock under an effective shelf registration statement. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to consume available capital resources significantly sooner than we currently anticipate. These factors include:

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements as well as our ability to enter into new collaboration agreements, licensing agreements and other arrangements providing for funding;

•	the progress and scope of our collaborative and independent clinical trials and other research and development projects;

•	the timing and progress of the clinical development of our out-licensed product candidates XL647, XL999 and XL784, which will determine if and when we exercise our program and/or purchase options to reacquire these product candidates from SEI;

•	whether and when GlaxoSmithKline selects at proof-of-concept for further development one or more of the product candidates licensed to SEI, which would require us to repurchase the selected candidate or candidates through the exercise of our purchase option or program option, and the amount of any selection milestones received from GlaxoSmithKline compared to the amount we are required to pay or previously paid to exercise the purchase option or program option;

•	the relative timing of the exercise of our options to repurchase candidates from SEI and GlaxoSmithKline’s selection, or decision not to select, product candidates for further development and the possibility that we repurchase one or all of the compounds in anticipation of one or more milestones from GlaxoSmithKline that are ultimately not received in the anticipated time frame or at all;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	future clinical trial results;

•	our plans to expand our product and clinical development efforts;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights;

•	the cost of any acquisitions of or investments in businesses, products and technologies; and

•	the cost and timing of establishing or contracting for sales, marketing and distribution capabilities.

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

We have contractual obligations in the form of operating leases, notes payable and licensing agreements. The following chart details our contractual obligations as of September 30, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Notes payable and bank obligations	$27,491	$11,527	$14,197	$1,767	$—
Licensing agreements	1,949	1,311	618	20	—
Convertible promissory loans	94,333	—	31,130	63,203	—
Operating leases	152,854	15,440	28,406	27,564	81,444

Total contractual cash obligations	$276,627	$28,278	$74,351	$92,554	$81,444

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at September 30, 2006 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005 on file with the Securities and Exchange Commission. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006 and December 31, 2005, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $2.4 million and $3.3 million, respectively.

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

As of September 30, 2006, we had $154.4 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by SEI of $59.7 million and restricted cash and investments of $11.2 million. In October 2006, we received net proceeds, after underwriting fees and estimated offering expenses, of $90.5 million from the sale of 11.5 million shares of our common stock under our shelf registration statement. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to consume available capital resources significantly sooner than we currently anticipate. These factors include:

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements as well as our ability to enter into new collaboration agreements, licensing agreements and other arrangements that provide for additional payments;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the progress and scope of our collaborative and independent clinical trials and other research and development projects;

•	the timing and progress of the clinical development of our out-licensed product candidates XL647, XL999 and XL784, which will determine if and when we exercise our program and/or purchase options to reacquire these product candidates from SEI;

•	whether and when GlaxoSmithKline selects at proof-of-concept for further development one or more of the product candidates licensed to SEI, which would require us to repurchase the selected candidate or candidates through the exercise of our purchase option or program option, and the amount of any selection milestones received from GlaxoSmithKline compared to the amount we are required to pay to exercise the purchase option or program option;

•	the relative timing of the exercise of our options to repurchase candidates from SEI and GlaxoSmithKline’s selection, or decision not to select, product candidates for further development and the possibility that we repurchase one or all of the compounds in anticipation of one or more milestones from GlaxoSmithKline that are ultimately not received in the anticipated time frame or at all;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights;

•	the cost of any acquisitions of or investments in businesses, products and technologies; and

•	the cost and timing of establishing or contracting for sales, marketing and distribution capabilities.

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

In addition, we will have to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, as part of our collaboration with GlaxoSmithKline, we entered into a loan and security agreement, dated October 28, 2002, which, as amended, contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of September 30, 2006, our “working capital” was $60.1 million and our “cash and investments” were $143.2 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $94.3 million at September 30, 2006.

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

We have incurred net losses each year since our inception, including a net loss of $76.3 million for the nine-month period ended September 30, 2006. As of that date, we had an accumulated deficit of $680.1 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our pharmaceutical product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. Except for revenues associated with the transgenic mouse business of our German subsidiary, Artemis, our only revenues to date are license revenues and revenues under contracts with our partners. The size of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our technologies and undertake product development. We currently have numerous product candidates in various stages of clinical development and we anticipate filing additional IND applications for additional product candidates within the next 12 months. As a result, we expect that our operations will continue to increase, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

We have licensed to SEI our intellectual property rights, including commercialization rights, to our product candidates XL647, XL999 and XL784 in exchange for SEI’s investment of $80.0 million to advance the clinical development of XL647, XL999 and XL784. In exchange for this investment and for five-year warrants to purchase shares of our common stock, we received an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire the product candidates, including any associated intellectual property rights and commercialization rights. We may, at our sole discretion, exercise this purchase option at any time until the earlier of June 9, 2009 or the 90th day after the date that SEI provides us with financial statements showing cash and cash equivalents of less than $5.0 million. The purchase option exercise price is equal to the sum of: (i) the total amount of capital invested in SEI by its investors and (ii) an amount equal to 25% per year on such funded capital, subject to specified adjustments. The exercise price will also be subject to a premium if we exercise the purchase option before December 11, 2006. The option exercise price may be paid in cash or a combination of cash and our common stock, at our sole discretion, provided that the common stock portion may not exceed 33% of the purchase option exercise price.

We have also received an exclusive program option from SEI allowing us under certain conditions to separately reacquire from SEI one of the three product candidates licensed to SEI. The program option is exercisable at any time, at our sole discretion, until December 9, 2006 at an exercise price equal to that portion of the funded capital expended on the development of the applicable product candidate being repurchased, plus a specified premium. The program option exercise price may be paid in cash only.

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

Serious adverse cardiovascular events observed in the XL999 program may result in significant delays or termination of clinical testing, which could cause our stock price to decline.

In November 2006, we suspended enrollment of new patients into the XL999 program after a preliminary review of patient data relating to adverse events for the month of October showed an apparent increase in the rate of serious cardiovascular events compared to the period prior to October. We may experience a number of events that could further delay or prevent development of XL999, including:

•	analysis of data from the XL999 program may show that XL999 cannot be administered safely at a therapeutic dose;

•	additional serious adverse events in the XL999 program;

•	failure to resume enrollment in the XL999 program in a timely manner or at all;

•	regulators or institutional review boards may not authorize or may delay, suspend or terminate the clinical trial program for XL999 due to the observed adverse cardiovascular or other effects; and

•	any disagreements between SEI and Exelixis regarding the further clinical development of XL999.

In addition, because the size of acceptance milestones is reduced over time under our agreement with GlaxoSmithKline, delays in the clinical development of XL999 may result in reduced acceptance milestone payments if GlaxoSmithKline selects XL999 for further clinical development. The occurrence of any of the foregoing events could negatively affect our stock price.

Risks Related to Our Relationships with Third Parties

We depend on our exclusive licensee, Helsinn, for the completion of the XL119 clinical program and the commercialization of XL119.

Under an exclusive license agreement with us, Helsinn is responsible for all aspects of clinical development of XL119. If XL119 receives regulatory approval, Helsinn will be responsible for the marketing and sale of the commercial product worldwide unless we reacquire the commercialization rights for North America. Because Helsinn is responsible for these functions, we have no control over the development schedule or, if XL119 receives regulatory approval, the marketing plan for XL119. If the clinical trials for XL119 are not successful, XL119 will not be commercialized. Moreover, Helsinn may relinquish all rights and the license granted to it under the license agreement and thereby terminate the license agreement on at least six months’ prior written notice, if in Helsinn’s reasonable business judgment based on scientific or economic evidence, it is impossible for Helsinn to carry out further development or marketing of XL119. If the rights to develop and market XL119 revert to us, we will have to fund the clinical programs for XL119 on our own, seek a strategic partner to fund the further development, which may not be available on favorable terms, or at all, or out-license or abandon XL119.

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

If these agreements or agreements with other partners are not renewed or are terminated early, whether unilaterally or by mutual agreement, or if we are unable to enter into new collaboration agreements on commercially acceptable terms, our revenues and product development efforts could suffer. For example, our agreement with Pharmacia Corporation terminated by mutual agreement in February 2002, which eliminated the opportunity for us to earn approximately $9.0 million in research revenue in 2002 and 2003. Similarly, our collaboration with GlaxoSmithKline is scheduled to expire in October 2008 but became subject to earlier termination at the discretion of GlaxoSmithKline starting in 2005. Our agreements with Bristol-Myers Squibb and Wyeth also contain early termination provisions. In addition, from time to time we review and assess certain aspects of our collaborations, partnerships and agreements and may amend or terminate, either by mutual agreement or pursuant to any applicable early termination provisions, such collaborations, partnerships or agreements if we deem them to be no longer in our economic or strategic interests. For example, in March 2005, we agreed with Bayer CropScience LP to terminate the research term under our collaboration with Bayer CropScience in order to allow us to focus on our core business. We may not be able to enter into new collaboration agreements on similar or superior financial terms to offset the loss of revenue from the termination or expiration of any of our existing arrangements, and the timing of new collaboration agreements may have a material adverse effect on our ability to continue to successfully meet our objectives.

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

Date: November 6, 2006	EXELIXIS, INC.

/s/ Frank Karbe
Frank Karbe Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.