Form 10-K
period 2006-12-29
EXELIXIS INC
filed 2007-02-27
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 29, 2006

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

(650) 837-7000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.001 Par Value per Share	The Nasdaq Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $943,289,583

As of February 20, 2007, there were 96,603,127 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 30, 2007, in connection with the registrant’s 2007 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

EXELIXIS, INC.

FORM 10-K

PART I

Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Annual Report on Form 10-K are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” “should,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Item 1A. Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

ITEM 1.	BUSINESS

Overview

We are committed to developing innovative therapies for cancer and other serious diseases. Through our drug discovery and development activities, we are building a portfolio of novel compounds that we believe have the potential to be high-quality, differentiated pharmaceutical products.

Utilizing our library of more than four million compounds, we integrate high-throughput processes, medicinal chemistry, bioinformatics, structural biology, and early in vivo testing in parallel to characterize thousands of compounds, a process that is designed to enable us to move with speed in research and development. This approach allows us to select highly qualified drug candidates that meet our extensive list of development criteria from a large pool of compounds.

To date, we have filed 11 investigational new drug applications (INDs). We believe that our deep pool of drug candidates will enable us to continue to file multiple new INDs each year for the foreseeable future. As our compounds advance into clinical development, we expect to generate a critical mass of data that will help us to understand the full clinical and commercial potential of our product candidates. In addition to guiding the potential commercialization of our innovative therapies, these data may contribute to the understanding of disease and help improve treatment outcomes.

Our current pipeline includes the following compounds:

Compound	Principal Targets	Indication	Stage of Development
XL647*	EGFR, HER2, VEGFR2	Cancer	Phase II
XL784*	ADAM10, MMP2	Diabetic nephropathy	Phase II
XL999*[1]	VEGFR2, PDGFR, FGFR, Flt3	Cancer	Phase II
XL880	MET, VEGFR2	Cancer	Phase II
XL820	KIT, VEGFR2, PDGFR	Cancer	Phase I
XL184	MET, VEGFR2	Cancer	Phase I
XL844	CHK1, CHK2	Cancer	Phase I
XL518**	MEK	Cancer	IND
XL418	AKT, S6K	Cancer	IND
XL281	RAF	Cancer	IND
XL228	ABL, SRC, IGF1R	Cancer	IND
XL147	PI3K	Cancer	Preclinical
XL765	PI3K, mTOR	Cancer	Preclinical
XL019	JAK2	Cancer	Preclinical
XL550***	MR	Hypertension	Preclinical
XL335***	FXR	Atherosclerosis	Preclinical

    *Out-licensed to Symphony Evolution, Inc. and subject to a repurchase option as described in this report.

  **In co-development collaboration with Genentech, Inc.

***XL550 and XL335 are out-licensed to Sankyo and Wyeth Pharmaceuticals, respectively, as described in this report.

[1]Enrollment of new patients was suspended in November 2006 to evaluate safety.

Pursuant to a product development and commercialization agreement between Exelixis and GlaxoSmithKline, GlaxoSmithKline has the option, after completion of clinical proof-of-concept by Exelixis, to elect to develop up to three compounds in Exelixis’ product pipeline, which may include XL784 and the cancer compounds identified in the table above except XL518, XL147, XL765 and XL019.

We have established collaborations with major pharmaceutical and biotechnology companies based on the strength of our expertise in biology, drug discovery and development that allow us to retain economic participation in compounds and support additional development of our proprietary products. Through these collaborations, we obtain license fees, research funding, a share of the profits and the opportunity to receive milestone payments and royalties (as applicable) from research results and subsequent product development activities. We also have collaborations in which we retain the right to co-promote products in the United States. We have ongoing commercial collaborations with several leading pharmaceutical and biotechnology companies, including GlaxoSmithKline, Bristol-Myers Squibb and Genentech. We expect to continue to use corporate partnering as a strategic tool to cultivate our assets, fund our operations and expand the therapeutic and commercial potential of our pipeline.

As our company has matured and our development efforts have intensified, we have restructured our organization as needed to reallocate resources and enhance the efficiency of our operations. We believe that these efforts have strengthened and enabled us to achieve an appropriate functional balance within our organization.

Areas of Expertise

Integrated Drug Research, Discovery and Development Capabilities

We have built a multidisciplinary, integrated research and development platform that supports the complex, iterative nature of drug research, discovery and clinical development. Our platform has been designed to include all of the critical functions and expertise required to advance from gene to drug in a consistent and streamlined fashion. Our integrated approach supports advancement of candidate compounds from development candidate status to IND in as little as 12 months.

Our organizational structure is designed to create a seamless and flexible research and development process. It is structured to provide one consistent set of goals and objectives to all departments within the research and development organization and to give us the flexibility to allocate and focus our diverse resources to address our most pressing needs. This organizational structure ensures that our earliest discovery activities generate data and information that inform our clinical development strategies, and enables us to apply what we learn about our drug candidates in the clinic to how we discover, assess and select new compounds for future development. We believe that this approach will allow us to align the target inhibition spectrum of a specific compound with the molecular profile of specific cancer types and patient populations. This should strengthen our ability to select appropriate patients for clinical trials, which may allow significant efficacy to be demonstrated using smaller, shorter trials. Similarly, we intend to use biology to identify disease indications that give us a clear and potentially shorter path to the market, which may allow us to decrease our development times and bring drugs to market sooner.

Additionally, we are leveraging what we learn through preclinical pharmacodynamic studies to identify clinical biomarkers that can be utilized to determine early in the development process if the compound is having the expected effect on the target(s) and pathway(s) of interest and if patients are responding to it. This approach may result in an increased probability that patients receive effective therapies.

Drug Discovery

In addition to establishing an integrated research and development organizational structure, we have built an optimized drug discovery platform. We utilize a variety of high-throughput technologies to enable the rapid discovery, optimization and extensive characterization of lead compounds such that we are able to select development candidates with the best potential for further evaluation and advancement into the clinic. We have combined our ability to identify and validate novel targets with state-of-the-art drug discovery to effectively exploit both the chemical and biological sciences. In addition, we have built critical mass in all key operational areas. We believe that these human and technological resources enable us to: (i) qualify novel targets for high-throughput screening effectively and rapidly; (ii) identify and optimize proprietary lead compounds; (iii) develop extensive preclinical data to guide selection of patient populations, thereby maximizing the opportunity for obtaining significant clinical benefit; and (iv) perform the broad range of preclinical testing required to fuel our pipeline and advance promising compounds through all stages of development. Key capabilities within drug discovery include: high-throughput screening, medicinal and combinatorial chemistry, cell biology, protein biochemistry, structural biology, pharmacology, biotherapeutics and informatics.

Translational Research

Our translational research group is focused on using the knowledge we generate in the discovery process about biological targets and the impact of our compounds on those targets to identify patient populations in which to test our compounds and methods for assessing compound activity. This includes understanding the role of specific targets in disease therapy, identifying gene mutations or gene variants that impact response to therapy and identifying biomarkers that can be used to assess drug responses early on in treatment. Key capabilities within translational research include: nonclinical development (encompassing drug safety, drug metabolism, pharmacokinetics and bioanalytics) and translational medicine.

Development

With the growth of our pipeline, we continue to invest in building our development expertise and resources. Our development group leads the development and implementation of our clinical and regulatory strategies. Working closely with the discovery and translational research groups, the development group prioritizes disease indications in which our compounds may be studied in clinical trials. The development group designs, directs, implements and oversees all areas of clinical operations, including identifying and selecting clinical investigators, recruiting study subjects to participate in our clinical trials, biostatistics, data management, drug safety evaluation and adverse event reporting. The development group also is responsible for assuring that our development programs are conducted in compliance with all regulatory requirements. The group works closely with the cross functional project and clinical teams to facilitate the appropriate and efficient development of our diverse product pipeline. Key capabilities within development include clinical development, clinical operations, regulatory strategy and program management.

Our Strategy

Our business strategy is to leverage our biological expertise and integrated drug discovery capabilities to generate a large pipeline of diverse development compounds with first-in-class or best-in-class potential that fulfill unmet medical needs in the treatment of cancer and other potentially serious diseases.

Because our continued success and growth as a company depend in part on our ability to advance current and future compounds successfully in clinical development, we intend to commit substantial resources to build a premier clinical development organization to accommodate our expanding pipeline of compounds. We continue to build critical mass of key internal expertise and capabilities to facilitate conducting multiple clinical trial programs with speed and rigor. Specifically, our business strategy includes the following key elements:

Selectively Develop Therapeutic Products with First-In-Class or Best-In-Class Potential

We have invested and plan to continue to make significant investments in discovering and developing proprietary product candidates, particularly in the area of cancer. We have committed substantial resources to building a first-rate drug discovery effort that is integrated with our unique understanding of the biological basis of a disease. Part of our strategy is to generate a large pipeline of diverse product candidates that provides us with the flexibility to select only those compounds that have both clinical and commercial potential. In developing compounds, our strategy is to pursue a variety of clinically validated, novel and proprietary targets. These decisions are data-driven, based on stringent criteria that incorporate intrinsic potency, selectivity, preclinical efficacy and tolerability and commercial viability. Our strategy is to commit resources only to those compounds that are commercially attractive and have the potential to be first-in-class or best-in-class therapeutics.

Target Multiple Pathways

We have extensive expertise and experience in modifying gene function in vitro and in vivo as a result of our work on model organisms for the discovery of novel targets and pathways relevant to the development, progression and treatment of cancer and other diseases. We believe that the most effective therapies for cancer will target multiple pathways, simultaneously turn off growth signals, increase rates of programmed cell death and reduce the growth of blood vessels necessary to support tumor growth. Many of our first-generation anticancer product candidates in our clinical pipeline are Spectrum Selective Kinase Inhibitors (SSKIs) that have been optimized for balanced potency, specificity, tolerability and pharamacologic parameters. These SSKIs are designed to target multiple members of a family of proteins known as receptor tyrosine kinases (RTKs) in a concerted manner. RTKs are validated targets for drug development, as evidenced by several recent approved cancer therapies. Because interactions among multiple RTKs contribute to the development and progression of disease, SSKIs may provide more effective disease control than compounds that target only one RTK or target multiple non-related RTKs. Additionally, because SSKIs are optimized for key in vitro and in vivo parameters, these compounds may also provide improved efficacy and enhanced safety profiles compared with combinations of single-target drugs that have not been optimized for use together.

Our second-generation compounds are designed to inhibit kinases that are points of convergence in critical signaling pathways employed by growth factor receptors to transmit their aberrant signals in tumor cells. The targets of several approved therapies transmit their signals through a number of common downstream pathways, such as the RAS/RAF/MEK/ERK, PI3 kinase/AKT/mTOR and JAK/STAT pathways. These pathways also are often mutationally activated in a wide range of tumors. Thus, inhibition of key kinase targets in these pathways may provide superior efficacy, safety and tolerability compared to conventional chemotherapy and may enable entirely new approaches to cancer therapy.

The majority of our compounds target one or more molecular pathways that control critical aspects of cancer cell growth, proliferation, migration or survival. These include:

Cell Growth

In most normal adult tissues, cell growth is tightly controlled. However, cancer cells escape normal growth control and are driven to grow and divide very rapidly. In many cases, this growth is driven by excessive activity of cellular growth factors and/or their receptors. This change in activity may result from mutations that allow the receptor to be active even when no growth factor is present or from expression of abnormally high levels of a growth factor or its receptor. This abnormal activity may also allow cancer cells to survive under conditions that would usually lead to cell death, which contributes to resistance to chemotherapy or radiation. Inhibition of growth factors or growth factor receptors is a validated approach to treating cancer, and several approved cancer therapies are designed to inhibit the activity of these proteins. Growth factor receptors that play a role in tumor cell growth include the fibroblast growth factor receptor (FGFR), the FMS-like tyrosine kinase type 3, which effects the survival, proliferation and maturation of blood precursor cells (Flt3), the stem cell factor receptor (KIT), the platelet-derived growth factor receptor (PDGFR), the epidermal growth factor receptor (EGFR), the human epidermal growth factor receptor 2 (HER2), the hepatocyte growth factor receptor (MET), and the insulin-like growth factor type 1 receptor (IGF1R). Key kinases in signal transduction pathways downstream of growth factor receptors that promote cell growth include RAF, the MAP-erk kinase (MEK), the cytoplasmic tyrosine janus kinase 2 (JAK2), the phosphoinosotide-3 kinase (PI3K) and the mammalian target of rapamycin (mTOR).

Cell Survival

Normal cells often activate a “self-destruct program” known as programmed cell death or apoptosis under abnormal conditions that include the stresses that arise as a result of nutrient, oxygen or energy deprivation, for example. One of the hallmarks of tumor cells is the ability to survive under such conditions, an attribute that results from the inappropriate activation of survival signaling pathways. These pathways often become activated in tumor cells as a result of genetic alterations that result in either loss of the suppressor genes that negatively regulate such pathways or the activation of positive effectors of the pathway. Many growth factor receptors, including EGFR, HER2, MET, KIT and IGF1R, activate survival signaling pathways. Other key kinases in survival pathways include PI3K, the protein kinase B (AKT), mTOR and the ribosomal protein S6 protein kinase (p70S6K).

Angiogenesis

Angiogenesis, the process by which new blood vessels form, is essential for the growth of tumors beyond a minimum size. In small tumors, cancer cells use existing blood vessels to get oxygen and nutrients needed for growth and to remove waste products. As tumors grow, the existing blood vessels are no longer sufficient to support the rapid pace of cancer cell growth and division, and continued growth and cancer cell survival requires the formation of new blood vessels. Tumor cells send out chemical signals that stimulate nearby blood vessels to grow into the tumor. In addition to providing essential oxygen and nutrients to the tumor, these new blood vessels also facilitate the migration of tumor cells into the blood system where they can travel to other parts of the body and give rise to metastatic disease. Inhibition of angiogenesis is a validated approach to treating cancer, and angiogenesis inhibitors have been approved by the U.S. Food and Drug Administration (FDA) for the treatment of several types of cancer. RTKs that play a role in angiogenesis include the vascular endothelial growth factor receptor 2 (VEGFR2, also known as KDR), PDGFR, the fibroblast growth factor receptor 1 (FGFR1), MET, and the EPH receptor B4 (EphB4).

Migration

Cell migration allows tumors to invade healthy tissue and also allows tumors to spread to disparate parts of the body. Key targets that have been shown to play a role in cell migration include MET and a disintegrin and metalloprotease domain 10 (ADAM10).

Cell Cycle Regulation

In normal cells, the processes of DNA replication and cell division are tightly controlled. These processes work together to enforce cell cycle checkpoints that prevent cells with damaged DNA from progressing through the cell cycle, allowing time for the damage to be repaired. This system reduces the efficacy of a variety of cancer therapies that exert their effects through DNA damage. Inhibition cell cycle check point proteins may increase the activity of a variety of DNA damaging agents, including radiation and some chemotherapies, and may increase the activity of these agents without increasing systemic toxicity. Cell cycle check point targets include the serine/threonine protein kinases Chk1 and Chk2.

Leverage Strategic Collaborations

We are committed to retaining significant equity in the value of our pipeline and product candidates. Our strategy is to leverage the strength of our extensive data and the broad potential of our development compounds to establish strategic alliances that create near-term revenue, while reducing our risk of product failure and retaining long-term rights to those compounds that succeed. We have established and intend to continue pursuing commercial relationships and key partnerships with major pharmaceutical and biotechnology companies based on the strength of our biological expertise and drug discovery and development capabilities. Our collaborations to date have provided us with substantial committed funding for our research and development efforts, the potential to earn significant milestones as well as opportunities to receive significant future payments, if our collaborators successfully develop and market products that result from our collaborative work. In addition, many of our strategic relationships provide us with or permit us to obtain co-development, co-promotion or other rights to products identified or developed in such collaborative relationships as a result of our efforts.

Management of Our Financial Resources

Fiscal discipline and pragmatic allocation of our resources are key components of our corporate strategy. We believe that making significant investments in preclinical development enhances our ability to generate multiple new, high-quality INDs and to rapidly advance these new drug candidates through clinical development. We believe the return on this investment will come in the form of higher clinical success rates, funding and partnership terms that allow us to retain increasing equity in the long-term value of our pipeline. We believe that this approach will enhance the quality and growth of our pipeline while maintaining our ability to fulfill obligations to corporate partners. We seek to finance our activities through a blend of funding opportunities, including: executing under our existing partnerships, which potentially triggers substantial milestones; exploring opportunities for new partnerships for our unpartnered assets, which has the potential to bring in near-term cash and defray late-stage development costs; evaluating the suitability of third-party financing vehicles with the aim to off-load a significant portion of our near-term clinical development expense and clinical risks; and opportunistically accessing the capital markets.

Clinical and Preclinical Pipeline

We have an extensive pipeline of compounds in various stages of development that will potentially treat cancer, renal disease and various metabolic and cardiovascular disorders. All of our development compounds were generated through our internal drug discovery efforts. Our oncology program currently is comprised of 13 compounds - ten in clinical development and three in preclinical development. The following table summarizes the status of our clinical and preclinical development pipeline.

Clinical Pipeline

•

XL647 is a potent inhibitor of RTKs that are implicated in driving tumor proliferation and vascularization (blood vessel formation). XL647 inhibits EGFR, HER2 and VEGFR2. The compound has been optimized for high potency and oral bioavailability, demonstrates excellent activity in target-specific cellular functional assays and has shown sustained inhibition of target RTKs in vivo following a single oral dose. We have completed an initial Phase I clinical trial of XL647 and the Phase II clinical program in patients with tumors where kinases inhibited by XL647 are known to play a role is ongoing. Preliminary data from the Phase I trial of XL647 were presented in November 2005 at the 17th EORTC-NCI-AACR International Conference on Molecular Targets and Cancer Therapeutics (the 2005 EORTC Conference) and at the American Society of Clinical Oncology annual meeting in June

2006 (the 2006 ASCO Annual Meeting). Updated data were presented in November 2006 at the 18th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics (the 2006 EORTC Symposium). A Phase II trial of XL647 in patients with advanced non small cell lung cancer (NSCLC) who have not previously been treated with chemotherapy was initiated in August 2006.

•

XL784 is being developed for diabetic nephropathy. The compound is a potent inhibitor of metalloproteases including ADAM-10 and the matrixmetalloproteinase 2 (MMP2). XL784 was specifically optimized to spare inhibition of the matrixmetalloproteinase 1 (MMP1), thus potentially enhancing its safety profile compared with other previously studied MMP inhibitors. Results of a single dose Phase I clinical trial of XL784 administered orally to 70 healthy volunteers demonstrated that XL784 has attractive safety and pharmacokinetic profiles. A repeat-dose Phase I clinical trial of a capsule formulation of XL784 was completed in healthy volunteers in 2005 and a Phase II double-blind, placebo-controlled trial in patients with proteinuria (the presence of protein in the urine) associated with diabetic kidney disease was initiated in the first quarter of 2006. The trial is designed to enroll up to 130 patients with Type II diabetes and proteinuria.

•

XL999 is a potent inhibitor of key RTKs implicated in the development and maintenance of tumor vasculature and in the proliferation of some tumor cells. It inhibits FGFR1, the fibroblast growth factor receptor 3 (FGFR3), the ret proto-oncogene (RET), VEGFR2 and PDGFR, and is also a potent inhibitor of Flt3, an important driver of leukemia cell proliferation in some patients with acute myelogenous leukemia (AML). XL999 exhibited excellent activity in target-specific cellular functional assays. Data from a Phase I trial of XL999 in patients with advanced solid tumors dosed every two weeks were presented at the 2005 EORTC Conference and weekly dosing data were presented at the 2006 ASCO meeting. Updated data from both dosing regimens were reported at the 2006 EORTC Symposium. A Phase II clinical program comprising six trials designed to evaluate XL999 in colorectal, ovarian and non-small cell lung cancers, renal cell carcinoma, AML and multiple myeloma was initiated in December 2005. On November 2, 2006, we announced that enrollment in the Phase II program had been suspended pending further review of data relating to cardiovascular adverse events. In December 2006, the FDA put the XL999 clinical trial program on a partial clinical hold thereby formalizing the decision we made in November 2006 to suspend enrollment of new patients into the XL999 program. Also, the FDA agreed with us that patients who are currently on study may continue to receive XL999 so long as they are free of adverse events or disease progression. In December 2006, we presented preliminary data from patients who had participated in the XL999 Phase I and Phase II clinical programs at that time. The available data showed encouraging evidence of clinical activity, particularly in patients with NSCLC, AML and, to a lesser extent, renal cell carcinoma. Clinical activity has not been observed in patients with ovarian cancer or colorectal cancer, and sufficient time has not yet elapsed to assess activity in patients with multiple myeloma. Further development of XL999 will be focused on demonstrating that a reduction in the dose and/or rate of administration of XL999 would reduce the frequency and severity of cardiovascular events while still achieving potentially effective levels of drug exposure. Toward this end, we are working with cardiovascular experts, XL999 clinical investigators and the FDA to develop a plan that will support resumption of a Phase II clinical program.

•

XL880 is a potent inhibitor of MET and VEGFR2, which play synergistic roles in promoting tumor growth and angiogenesis. Activation or overexpression of MET has been documented as a negative prognostic indicator in patients with various carcinomas and in patients with multiple myeloma, glioma and other solid tumors. Interim data from an ongoing Phase I study of XL880 were presented at the 2005 EORTC Conference and at the 2006 ASCO Annual Meeting. Updated data were reported at the 2006 EORTC Symposium. A Phase II clinical development program for XL880 was initiated in patients with hereditary or sporadic papillary renal cell carcinoma in June 2006 and in patients with metastatic, poorly differentiated diffuse gastric cancer in December 2006. A subsequent Phase II trial is planned in head and neck cancer.

•

XL820 inhibits KIT as well as VEGFR2 and PDGFR, clinically validated targets implicated in a variety of human cancers. In tumor models of breast carcinomas, gliomas and leukemia, the compound exhibited dose-dependent growth inhibition and has been shown to cause tumor regression. XL820 demonstrated excellent activity in target-specific cellular functional assays. In biochemical and cellular assays, XL820 potently inhibits mutant forms of KIT that confer resistance to approved KIT inhibitors. XL820 has good oral bioavailability and has shown sustained inhibition of target RTKs in vivo following a single oral dose. A Phase I clinical trial of XL820 was initiated in July 2005 in patients with solid tumors for whom there are no other available therapies known to prolong survival. Preliminary data from this trial were reported by investigators at the 2006 EORTC Symposium.

•

XL184 inhibits VEGFR2 and MET, key drivers for tumor formation and growth. The compelling preclinical efficacy of XL880, our first VEGFR2/MET inhibitor, increased our interest in inhibitors of these RTKs and resulted in the discovery and development of XL184 as an additional compound with potent MET/VEGFR2 inhibitory activity. This SSKI has demonstrated dose-dependent tumor growth inhibition and tumor regression in a variety of tumor models including breast, colon, small cell lung cancer and glioblastoma. A Phase I clinical trial in patients with solid tumors for whom there are no other available therapies was initiated in September 2005. Preliminary data from this study were reported by investigators at the 2006 EORTC Symposium.

•

XL844 potently inhibits the checkpoint kinases CHK1 and CHK2, which induce cell cycle arrest in response to a variety of DNA damaging agents. Activation of these checkpoints following DNA damage allows for DNA repair and protects tumor cells from the cytotoxic effects of chemo- and radio-therapy. XL844 abrogates these cell cycle blocks and enhances tumor cell killing by a wide variety of chemotherapeutic agents and radiation in in vitro assays. XL844 has good pharmacokinetic properties and oral bioavailability, and in in vivo tumor models increases the efficacy of chemotherapeutic agents without increasing systemic toxicity. A Phase I clinical trial of XL844 in patients with chronic lymphocytic leukemia was initiated in September 2005.

•

XL518 is a novel small molecule drug designed to inhibit the activity of MEK, a key component of the RAS/RAF/MEK/ERK signaling pathway. This pathway is frequently activated in human tumors and is required for transmission of growth-promoting signals from numerous receptor tyrosine kinases. Preclinical studies have demonstrated that XL518 is a potent and specific inhibitor of MEK with highly optimized pharmacokinetic and pharmacodynamic properties. XL518 exhibits oral bioavailability in multiple species and induces substantial and durable inhibition of ERK phosphorylation in xenograft tumor models. Administration of XL518 causes tumor regression in multiple xenograft models with mutationally-activated B-RAF or RAS. We filed an IND for XL518 in December 2006 and expect to initiate Phase I clinical trials in the first quarter of 2007. In December 2006, we entered into a worldwide co-development agreement with Genentech for the development and commercialization of XL518.

•

XL418 targets AKT and the S6 kinase (S6K), which are kinases downstream of PI3K. Their activation is a frequent event in human tumors and promotes cell growth, survival and resistance to chemotherapy and radiotherapy. Regulation of the pathway is complex, and inhibition at a single point can result in upregulation in the activity of other pathway components. AKT inhibitors that effectively inactivate the pathway are expected reduce proliferation and to induce apoptosis (programmed cell death) in tumor cells and sensitize them to a wide range of chemotherapy. XL418 is a potent inhibitor that simultaneously targets the kinases AKT and S6K, with oral bioavailability and efficacy in tumor xenograft models. We filed an IND for XL418 in January 2007 and expect to initiate a Phase I clinical program late in the first half of 2007.

•

XL281 specifically targets RAF, which is a cytoplasmic serine/threonine kinase that lies immediately downstream of RAS, and is a key component of the RAS/RAF/MEK/ERK pathway that is frequently activated in human tumors. Activating mutations in B-RAF occur in approximately 60% of melanoma patients indicating a potentially pivotal role for deregulation of this kinase in the progression of melanoma. XL281 is a potent and highly selective inhibitor of RAF kinases, is orally bioavailable and showed efficacy in tumor xenograft models. We filed an IND for XL281 in October 2006 and expect to initiate Phase I clinical trials in the first quarter of 2007.

•

XL228 potently inhibits the T315I mutant form of ABL, which is resistant to inhibition by other targeted therapies approved for chronic myelogenous leukemia. In addition, XL228 also targets IGF1R, which is an RTK that is highly expressed and activated in a broad range of human tumors and is thought to promote tumor growth, survival and resistance to chemotherapeutic agents. XL228 showed efficacy in a variety of solid tumor xenograft models. We filed an IND for XL228 in August 2006. We have subsequently observed formulation stability data resulting in the need for minor changes in formulation. We expect to initiate the Phase I clinical program late in the first half of 2007.

Under the terms of our research and development collaboration with SmithKline Beecham Corporation (which does business as GlaxoSmithKline), GlaxoSmithKline has the right to select, after successful completion of proof-of-concept clinical trials, two (or three if the collaboration is extended) of the compounds in a subset of our pipeline for further development. Compounds subject to selection include XL784, XL647, XL999, XL880, XL844, XL184, XL820, XL281, XL418, XL228 and two earlier stage oncology programs. Selection of any of these compounds would trigger milestone payments and royalties from GlaxoSmithKline and would provide us with co-promotion rights should a compound be successfully commercialized.

With GlaxoSmithKline’s consent, we have licensed to Symphony Evolution, Inc. (SEI) our intellectual property rights, including commercialization rights, to XL647, XL999 and XL784 in exchange for an investment of $80.0 million by SEI and its investors to advance the clinical development of these product candidates. We have retained an exclusive option to reacquire XL647, XL999 and XL784 at a specified price as described in this report. We continue to be primarily responsible for the development of these product candidates in accordance with a specified development plan and related development budget.

Preclinical Pipeline

We currently have five compounds in preclinical development that target cancer and metabolic and cardiovascular diseases. Our programs in metabolic and cardiovascular diseases originated from our acquisition of X-Ceptor Therapeutics, Inc. in October 2004.

Cancer Compounds

•

XL147 selectively targets PI3K. Upregulation of PI3K activity is one of the most common characteristics of human tumor cells and can result from activation of growth factor receptors, amplification of the PI3K gene, activating mutations in the PI3K gene, downregulation of the phosphatase and tensin homolog (PTEN) lipid phosphatase or activating mutations in RAS. Activation of PI3K results in stimulation of AKT and mTOR kinases resulting in promotion of tumor cell growth and survival. This survival signal plays a significant role in conferring resistance to chemo- and radio-therapy by inhibiting apoptotic cell death. XL147 is a potent and specific inhibitor of PI3K with excellent pharmacokinetic and pharmacodynamic properties and exhibited compelling efficacy in several preclinical xenograft models both as a single agent and in combination with chemotherapy. XL147 was advanced to development compound status in May 2006 and we anticipate filing an IND in the first half of 2007.

•

XL765 targets both PI3K and mTOR, key kinases in the PI3K signaling pathway. mTOR is a serine/threonine kinase that controls the protein translation machinery and hence cell growth. mTOR is activated by growth factors via PI3K and AKT, but is also activated in a PI3K independent fashion in response to nutrient and energy levels. Hence, in some tumors targeting both PI3K and mTOR may provide additional benefit compared to selectively targeting PI3K. XL765 is a potent inhibitor of PI3K and mTOR with excellent pharmacokinetic and pharmacodynamic properties and exhibited compelling efficacy in several preclinical xenograft models both as a single agent and in combination with chemotherapy. XL765 was advanced to development compound status in June 2006 and we anticipate filing an IND in the first half of 2007.

•

XL019 is a selective inhibitor of the cytoplasmic tyrosine kinase JAK2. JAK2 is activated by cytokine and growth factor receptors and phosphorylates members of the STAT family of inducible transcription factors. Activation of the JAK/STAT pathway promotes cell growth and survival, and is a common feature of human tumors. JAK2 is activated by mutation in the majority of patients with polycythemia vera and essential thrombocytosis and appears to drive the inappropriate growth of blood cells in these conditions. XL019 is a potent and selective JAK2 inhibitor with excellent pharmacodynamic properties and a promising safety profile. XL019 was advanced to development candidate status in July 2006 and we anticipate filing an IND in the first half of 2007.

Compounds for Metabolic and Cardiovascular Disorders

•

XL550 targets the Mineralocorticoid Receptor (MR), antagonists of which are used in the treatment of hypertension and congestive heart failure. We have developed proprietary, potent and selective non-steroidal MR antagonists that are highly effective in animal models of hypertension and congestive heart failure. They also provide protection for the vasculature. Our lead compounds, including XL550, have shown excellent oral bioavailability and drug metabolism and pharmacokinetic properties. In preclinical models, the compounds have exhibited a significantly better pharmacokinetic and pharmacodynamic profile than existing steroid drugs. We believe that these novel proprietary non-steroidal MR antagonists have the potential to offer highly effective and safe therapeutic approaches for the treatment of hypertension. In addition, we believe that these drug candidates should be effective in the treatment of congestive heart failure and for protecting the vasculature during chronic inflammatory insult. In March 2006, we entered into a collaboration agreement with Sankyo Company for the discovery, development and commercialization of novel therapies targeted against MR. Under the terms of the agreement, we granted to Sankyo an exclusive, worldwide license to certain intellectual property primarily relating to compounds that modulate MR.

•

XL335 targets the Farnesoid X Receptor (FXR) which has been shown to function as a bile acid receptor regulating genes involved in lipid, cholesterol and bile acid homeostasis. We have identified proprietary, potent and selective FXR ligands (compounds that bind to a receptor) that have good oral bioavailability and drug metabolism and pharmacokinetic properties. In rodent models of dyslipidemia, these compounds lowered triglycerides by decreasing triglyceride synthesis and secretion. In addition, they improved the high-density lipoprotein (HDL)/low-density lipoprotein (LDL) ratio and are anti-atherogenic (prevent the formation of lipid deposits in the arteries) in animal models of atherosclerosis. XL335 is also effective in models of cholestasis (a condition in which bile excretion from the liver is blocked), cholesterol gallstones and liver fibrosis. These data suggest that small molecule ligands targeting FXR should function as novel therapeutic agents for treating symptoms and disease states associated with metabolic syndrome as well as certain liver disorders. In December 2005, we licensed the FXR program to Wyeth Pharmaceuticals, a division of Wyeth. Wyeth will be responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds.

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

GlaxoSmithKline

In October 2002, we established a collaboration with SmithKlineBeecham Corporation, which does business as GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. The collaboration involved three agreements: (i) a Product Development and Commercialization Agreement (PDA); (ii) a Stock Purchase and Stock Issuance Agreement (SPA); and (iii) a Loan and Security Agreement. Under the original PDA, GlaxoSmithKline paid us $30.0 million in an upfront fee and agreed to pay an additional $90.0 million in research and development funding over the first six years of the collaboration.

In January 2005, we amended the terms of our collaboration with GlaxoSmithKline. Under the amended PDA, GlaxoSmithKline selected a modified program election through which the focus of the collaboration is shifted to 12 internal programs at various stages of development (XL784, XL647, XL999, XL880, XL184, XL820, XL844, XL281, XL418, XL228 and two earlier stage oncology programs). Each program centers on compounds that are directed against one or more targets identified in the collaboration. Under the modified program, GlaxoSmithKline has the right to select from these programs up to two compounds at proof-of-concept (completion of Phase IIa clinical trial) or three compounds if GlaxoSmithKline extends the collaboration. If GlaxoSmithKline selects three compounds, we could receive significant acceptance milestones. The actual amount of acceptance milestones that we receive from GlaxoSmithKline will depend on the number of compounds selected and the timing of the selection of the compounds. Delays in obtaining clinical proof-of-concept for compounds subject to GlaxoSmithKline’s election rights may decrease the size of any GlaxoSmithKline milestones and negatively impact our financial position. Prior to the end of a specified development term, GlaxoSmithKline retains exclusivity rights to the 32 specified targets that are encompassed by the 12 programs. However, we retain rights to all compounds not encompassed by the 12 programs selected by GlaxoSmithKline and may work on any targets with the exception of the 32 targets subject to GlaxoSmithKline’s exclusivity rights.

In May 2005, we filed the third of three INDs required by the amended PDA to achieve a $30.0 million milestone, which we received from GlaxoSmithKline in May 2005. In May 2005, we also submitted two new development candidates to GlaxoSmithKline, thereby triggering an additional $5.0 million milestone, which we received in May 2005. We may also receive additional development related milestones and royalties on product sales and have certain co-promotion rights to products in North America. In addition, under the amended PDA, GlaxoSmithKline agreed to provide research funding of $47.5 million over the remaining three-year term of the collaboration, of which we have received $30.0 million through 2006. To date, we have received $65.0 million in upfront and milestone payments, $67.5 million in research and development funding, and loans in the principal amount of $85.0 million.

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

Bristol-Myers Squibb

In July 2001, we entered into a cancer collaboration agreement with Bristol-Myers Squibb Company. Under the terms of the collaboration, Bristol-Myers Squibb purchased 600,600 shares of our common stock in a private placement at a purchase price of $33.30 per share, for cash proceeds to the company of $20.0 million, and paid us a $5.0 million upfront license fee and agreed to provide us with $3.0 million per year in research funding for a minimum of three years. In December 2003, the cancer collaboration was extended until January 2007, at which time Bristol-Myers Squibb elected to continue the collaboration until July 2009. The goal of the extension is to increase the total number and degree of validation of cancer targets that we will deliver to Bristol-Myers Squibb. Each company will maintain the option to obtain exclusive worldwide rights to equal numbers of validated targets arising from the collaboration. Under the terms of the extended collaboration, Bristol-Myers Squibb provided us with an upfront payment and agreed to provide increased annual research funding and milestones on certain cancer targets arising from the collaboration that progress through specified stages of validation. We will also be entitled to receive milestones on compounds in the event of successful clinical and regulatory events and royalties on commercialized products.

In December 2005, we entered into a collaboration agreement with Bristol-Myers Squibb for the discovery, development and commercialization of novel therapies targeted against LXR, a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. This agreement became effective in January 2006, at which time we granted Bristol-Myers Squibb an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR. During the research term, we expect to jointly identify drug candidates with Bristol-Myers Squibb that are ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by Bristol-Myers Squibb, Bristol-Myers Squibb has agreed to be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and sales/marketing activities for the selected drug candidate. After Bristol-Myers Squibb’s selection, except in certain termination scenarios described below, we would not have rights to reacquire the selected drug candidate.

Under the LXR collaboration agreement, Bristol-Myers Squibb paid us a nonrefundable upfront payment in the amount of $17.5 million and is obligated to provide research and development funding of $10.0 million per year for an initial research period of two years. Bristol-Myers Squibb has the option to extend the research period for an additional one-year term. Under the agreement, Bristol-Myers Squibb is required to pay us development and regulatory milestones of up to $140.0 million per product for up to two products from the collaboration. In addition, we are also entitled to receive sales milestones and royalties on sales of any products commercialized under the collaboration. Bristol-Myers Squibb has the option to terminate the collaboration agreement starting in January 2008, in which case Bristol-Myers Squibb’s payment obligations would cease, its license relating to compounds that modulate LXR would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize certain collaboration compounds that were discovered under the agreement.

In December 2006, we entered into a worldwide collaboration with Bristol-Myers Squibb, which became effective in January 2007, to collaborate in the discovery, development and commercialization of novel targeted therapies for the treatment of cancer. We are responsible for discovery and preclinical development of small molecule drug candidates directed against mutually selected targets. In January 2007, Bristol-Myers Squibb made an upfront payment of $60.0 million to us for which we granted Bristol-Myers Squibb the right to select up to three IND candidates from six future Exelixis compounds.

For each IND candidate selected, we are entitled to receive a $20.0 million selection milestone from Bristol-Myers Squibb. Once selected, Bristol-Myers Squibb will lead the further development and commercialization of the selected IND candidates and we will equally share all development costs and profits in the United States. However, we may opt out of the co-development in which case we would receive milestones and royalties in lieu of profits from sales in the United States. Outside of the United States, Bristol-Myers Squibb will have primary responsibility for development activities and we will be entitled to receive royalties on product sales. After exercising its co-development option, Bristol-Myers Squibb may, upon notice to us, terminate the agreement as to any product containing or comprising the selected candidate. In the event of such termination election, Bristol- Myers Squibb’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize certain collaboration compounds that were discovered.

Genentech

In May 2005, we established a collaboration with Genentech, Inc. to discover and develop therapeutics for the treatment of cancer, inflammatory diseases, and tissue growth and repair. Under the terms of the agreement, we granted to Genentech a license to certain intellectual property. Genentech paid us a nonrefundable upfront license payment and is obligated to provide research and development funding over the three-year research term, totaling $16.0 million.

Under the agreement, Genentech will have primary responsibility in the field of cancer for research and development activities as well as rights for commercialization of any products. In the fields of inflammatory disease and in the fields of tissue growth and repair, we will initially have primary responsibility for research activities. After the expiration of the research term, we will have the option to elect to share a portion of the costs and profits associated with the development, manufacturing and commercialization of products in one of the fields. The research term under the agreement is three years and may be extended upon mutual consent for one-year terms. For all products under the agreement that are not elected as cost or profit sharing products, we may receive milestone and royalty payments.

In December 2006, we entered into a worldwide co-development agreement with Genentech for the development and commercialization of XL518, a small-molecule inhibitor of MEK. Genentech paid upfront and milestone payments of $25.0 million in December 2006 and $15.0 million in January 2007 upon signing of the agreement and with the submission of an IND for XL518.

Under the terms of the agreement, we are responsible for developing XL518 through the end of a Phase I clinical study at which point Genentech has the option to co-develop XL518. If Genentech exercises its option to co-develop XL518, we will be entitled to receive an opt-in payment and we will be required to grant to Genentech an exclusive worldwide revenue-bearing license to XL518. Genentech will be responsible for all further development costs of XL518 and we will share equally in the U.S. commercialization costs. On an annual basis we are entitled to an initial equal share of U.S. profits and losses, which will decrease as sales increase, and we are also entitled to royalties on non-U.S. sales. Genentech has the right to terminate the agreement without cause at any time. If Genentech terminates the agreement without cause, all licenses that were granted to Genentech under the agreement terminate and revert to us. Additionally, we would receive, subject to certain conditions, licenses from Genentech to research, develop and commercialize reverted product candidates.

Wyeth Pharmaceuticals

In December 2005, we entered into a license agreement with Wyeth Pharmaceuticals related to compounds targeting FXR, a nuclear hormone receptor implicated in a variety of metabolic and liver disorders. Under the terms of the agreement, we granted to Wyeth an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate FXR. Wyeth paid us a nonrefundable upfront payment in the amount of $10.0 million and we received $4.5 million in November 2006 for achieving a development milestone. Wyeth is obligated to pay additional development and commercialization milestones of up to $143.0 million as well as royalties on sales of any products commercialized by Wyeth under the agreement. Wyeth will be responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds. Subject to certain terms and conditions, Wyeth has the option to terminate the license agreement.

Helsinn Healthcare

In June 2005, we entered into a license agreement with Helsinn Healthcare S.A. for the development and commercialization of XL119 (becatecarin). Helsinn paid us a nonrefundable upfront payment in the amount of $4.0 million and was obligated to pay development and commercialization milestones as well as royalties on worldwide sales. Helsinn assumed all costs incurred for the ongoing multi-national Phase III clinical trial for XL119 after the execution of the license agreement. In May 2006, we supplied Helsinn with certain clinical trial materials in order for Helsinn to maintain enrollment in the Phase III clinical trial for XL119. Helsinn’s acceptance of the clinical trial materials triggered a $4.0 million milestone payment in June 2006. In November 2006, Helsinn discontinued the XL119 Phase III clinical trial program.

Symphony Evolution

On June 9, 2005, we entered into a series of related agreements providing for the financing of the clinical development of XL784, XL647 and XL999. Pursuant to the agreements, Symphony Evolution, Inc. (SEI) and its investors have invested $80.0 million to fund the clinical development of XL784, XL647 and XL999 and we have licensed to SEI our intellectual property rights related to these product candidates. SEI is a wholly owned subsidiary of Symphony Evolution Holdings LLC (Holdings), which provided $40.0 million in funding to SEI on June 9, 2005, and an additional $40.0 million on June 9, 2006. We continue to be primarily responsible for the development of XL784, XL647 and XL999 in accordance with specified development plans and related development budgets.

Pursuant to the agreements, we received an exclusive purchase option that gave us the right to acquire all of the equity of SEI, thereby allowing us to reacquire XL784, XL647 and XL999. In December 2006, we amended the purchase option in connection with the termination of our option to reacquire from SEI one of the three product candidates licensed to SEI. The amended purchase option allows us, at our sole election, to pay up to 100% of the purchase option exercise price in shares of our common stock. Under the original terms of the purchase option, we were only entitled to pay up to 33% of the purchase option exercise price in shares The purchase option is exercisable at any time until the earlier of June 9, 2009 or the 90th day after the date that SEI provides us with financial statements showing cash and cash equivalents of less than $5.0 million at an exercise price equal to the sum of: (i) the total amount of capital invested in SEI by Holdings and (ii) an amount equal to 25% per year on such funded capital (with respect to the initial funded capital, compounded from June 9, 2005 and, with respect to the second draw amount, compounded from June 9, 2006).

Pursuant to the agreements, we issued to Holdings two five-year warrants to purchase 1.5 million shares of our common stock at $8.90 per share. In addition, should the purchase option expire unexercised until the earlier of June 9, 2009, or the 90th day after SEI provides us with financial statements showing cash and cash equivalents of less than $5.0 million, we are obligated to issue to Holdings an additional five-year warrant to purchase 500,000 shares of our common stock at a price per share equal to 125% of the market price of our common stock at the time of expiration of the purchase option.

The product candidates licensed to SEI are subject to our collaboration with GlaxoSmithKline, and GlaxoSmithKline may continue to select at proof-of-concept for further development one or more of the product candidates, in which case we would have to repurchase the product candidates through the exercise of our purchase option. Under the terms of the amended PDA, GlaxoSmithKline has agreed to increase the acceptance milestones for the programs that are funded through SEI.

Sankyo Company

In March 2006, we entered into a collaboration agreement with Sankyo Company for the discovery, development and commercialization of novel therapies targeted against the mineralocorticoid receptor (MR), a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic diseases. Under the terms of the agreement, we granted to Sankyo an exclusive, worldwide license to certain intellectual property primarily relating to compounds that modulate MR. After completion of the research term, Sankyo will be responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds and we do not have rights to reacquire such compounds.

Sankyo paid us a nonrefundable upfront payment in the amount of $20.0 million and is obligated to provide research and development funding of $3.8 million over a 15-month research term. The company and Sankyo may mutually agree to extend the research term for an additional two years. For each product from the collaboration, we are also entitled to receive payments upon attainment of pre-specified development, regulatory and commercialization milestones. In addition, we are also entitled to receive royalties on any sales of certain products commercialized under the collaboration. Sankyo may terminate the agreement upon 90 days’ written notice in which case Sankyo’s payment obligations would cease, its license relating to compounds that modulate MR would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Sankyo to research, develop and commercialize compounds that were discovered under the collaboration.

Artemis Pharmaceuticals

Artemis Pharmaceuticals, based in Cologne, Germany is a wholly owned subsidiary of the company. Its activities are directed toward providing transgenic mouse generation services, tools and related licenses to the industrial and academic community. In addition, it has two internal research programs, one dedicated to the development of transgenic approaches to produce animal-wide in vivo RNAi knock down in mice, and the second dedicated to the provision of humanized mouse models for drug testing purposes. The following revenues for Artemis have been derived from external customers. For the years ended December 31, 2006, and 2005, Artemis had total revenues of $7.9 million and $5.8 million, respectively, and net losses of $0.1 million and $0.6 million, respectively. As of December 31, 2006, and 2005, Artemis had total assets of $5.6 million and $2.7 million, respectively.

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

•

Phase I – Studies are initially conducted in a limited patient population to test the product candidate for safety, dosage tolerance, absorption, metabolism, distribution and excretion in healthy humans or patients.

•

Phase II – Studies are conducted with groups of patients afflicted with a specified disease in order to provide enough data to evaluate the preliminary efficacy, optimal dosages and expanded evidence of safety. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. In some cases, a sponsor may decide to run what is referred to as a “Phase IIb” evaluation, which is a second, confirmatory Phase II trial that could, if positive, serve as a pivotal trial in the approval of a product candidate.

•

Phase III – When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken in large patient populations to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical trial sites.

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase IV studies may be made a condition to be satisfied after a drug receives approval. The results of Phase IV studies can confirm the effectiveness of a product candidate and can provide important safety information to augment the FDA’s voluntary adverse drug reaction reporting system. The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA, or as part of an NDA supplement. The FDA may deny approval of an NDA or NDA supplement if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA or NDA supplement does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

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

Research and Development Expenses

Research and development expenses consist primarily of personnel expenses, laboratory supplies, consulting and facilities costs. Research and development expenses were $185.5 million for the year ended December 31, 2006, compared to $141.1 million for 2005 and $137.7 million for 2004.

Revenues from Significant Collaborators

In 2006, we derived 28%, 22%, 15% and 14% of our revenues from GlaxoSmithKline, Bristol-Myers Squibb, Sankyo and Wyeth, respectively.

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

Employees

As of December 31, 2006, we had 651 full-time employees worldwide, 216 of whom hold Ph.D. and/or M.D. degrees, most of whom were engaged in full-time research and development activities. We plan to hire additional staff and to expand our internal development efforts. Our success will depend upon our ability to attract and retain qualified employees. We face competition in this regard from other companies in the biotechnology, pharmaceutical and high technology industries, as well as research and academic institutions. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

In addition to the factors discussed elsewhere in this report and our other reports filed with the SEC, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of us. The risks and uncertainties described below are not the only ones facing the company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occur, our business could be harmed.

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

As of December 31, 2006, we had $263.2 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by SEI of $55.1 million and restricted cash and investments of $9.6 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following December 31, 2006. However, our future capital requirements will be substantial and will depend on many factors that may require us to consume available capital resources significantly sooner than we currently anticipate. These factors include:

•

the timing and progress of the clinical development of our product candidates XL647, XL999 and XL784, which are out-licensed to SEI – If any of the Phase II clinical trials for XL647, XL999 or XL784 show positive results that support our further clinical development of any such product candidate, we must, if we decide to further develop such product candidate(s), reacquire all three product candidates from SEI through the exercise of our exclusive purchase option, which is described in this report. Under our amended purchase option agreement with SEI, we cannot repurchase a single promising product candidate from SEI without also repurchasing the other two product candidates. The purchase price, which may be paid in cash and/or stock, would be equal to the sum of (i) the total amount of capital invested in SEI by its investors (i.e., $80.0 million) and (ii) an amount equal to 25% per year on such funded capital, subject to specified adjustments;

•

whether and when GlaxoSmithKline selects at proof-of-concept (i.e., at or around the end of Phase IIa clinical trials) for further development XL647, XL999 or XL784, which would require us to repurchase all three product candidates through the exercise of our purchase option – GlaxoSmithKline has the right to select for further clinical development at proof-of-concept any of the product candidates licensed to SEI. If GlaxoSmithKline selects any of the product candidates licensed to SEI, we would be forced to repurchase all three product candidates licensed to SEI through the exercise of our purchase option in order to satisfy our contractual obligations under the GlaxoSmithKline collaboration agreement;

•

the amount of any selection milestones received from GlaxoSmithKline as a result of a product candidate selection by GlaxoSmithKline compared to the amount we are required to pay to reacquire XL647, XL999 and XL784 through the exercise of our purchase option – Under our collaboration agreement with GlaxoSmithKline, a product candidate selection by GlaxoSmithKline would trigger milestone payments. The size of these milestone payments depends largely on how quickly we can advance product candidates to proof-of-concept. Delays in obtaining clinical proof-of-concept for XL647, XL999 or XL784 may significantly decrease the size of any GlaxoSmithKline milestones, which may therefore cover only a small portion of the SEI repurchase price. In addition, any milestone(s) received from GlaxoSmithKline will be reduced by $36.0 million to account for a milestone that GlaxoSmithKline advanced to us in 2005 as part of an amendment to the product development and commercialization agreement;

•

whether any milestone payments from GlaxoSmithKline relate to a product candidate licensed to SEI (i.e., XL647, XL999 and XL784) - Under our loan and security agreement with GlaxoSmithKline, any milestone payments relating to product candidates not licensed to SEI must be used to pay down our loan with GlaxoSmithKline as long as the loan is outstanding. As of December 31, 2006, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $95.2 million;

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

In addition, we will have to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, as part of our collaboration with GlaxoSmithKline, we entered into a loan and security agreement, dated October 28, 2002, which, as amended, contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of December 31, 2006, our “working capital” was $150.8 million and our “cash and investments” were $253.5 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $95.2 million at December 31, 2006.

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

We have incurred net losses each year since our inception, including a net loss of $101.5 million for the twelve-month period ended December 31, 2006. As of that date, we had an accumulated deficit of $705.3 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our pharmaceutical product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. Except for revenues associated with the transgenic mouse business of our German subsidiary, Artemis, our only revenues to date are license revenues and revenues under contracts with our partners. The size of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our technologies and undertake product development. We currently have numerous product candidates in various stages of clinical development and we anticipate filing additional IND applications for additional product candidates within the next 12 months. As a result, we expect that our operations will continue to increase, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

We have licensed the intellectual property, including commercialization rights, to our product candidates XL647, XL999 and XL784 to SEI and will not receive any future royalties or revenues with respect to these product candidates unless we exercise our option to acquire these product candidates in the future. We may not have the financial resources to exercise this option or sufficient clinical data in order to determine whether we should exercise this option.

We have licensed to SEI our intellectual property rights, including commercialization rights, to our product candidates XL647, XL999 and XL784 in exchange for SEI’s investment of $80.0 million to advance the clinical development of XL647, XL999 and XL784. In exchange for this investment and for five-year warrants to purchase shares of our common stock, we received an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire the product candidates, including any associated intellectual property rights and commercialization rights. We may, at our sole discretion, exercise this purchase option at any time until the earlier of June 9, 2009 or the 90th day after the date that SEI provides us with financial statements showing cash and cash equivalents of less than $5.0 million. The purchase option exercise price is equal to the sum of: (i) the total amount of capital invested in SEI by its investors and (ii) an amount equal to 25% per year on such funded capital, subject to specified adjustments. The option exercise price may be paid in cash and/or common stock, at our sole discretion.

If we elect to exercise the purchase option, we will be required to make a substantial cash payment and/or to issue a substantial number of shares of our common stock, or enter into a financing arrangement or license arrangement with one or more third parties, or some combination of the foregoing. A payment in cash would reduce our capital resources. A payment in shares of our common stock could result in dilution to our stockholders at that time. Other financing or licensing alternatives may be expensive or impossible to obtain. If we do not exercise the purchase option prior to its expiration, our rights to purchase all of the equity in SEI and to reacquire XL647, XL999 and XL784 will terminate. We may not have the financial resources to exercise the option, which may result in our loss of these rights. Additionally, we may not have sufficient clinical data in order to determine whether we should exercise the option.

In addition, under our collaboration with GlaxoSmithKline, GlaxoSmithKline may continue to select at proof-of-concept for further development one or more of the product candidates licensed to SEI, in which case we would be required under our amended purchase option agreement with SEI to repurchase all product candidates licensed to SEI through the exercise of our purchase option. If, after receiving any selection milestones from GlaxoSmithKline, we are unable to pay the repurchase price for the purchase option from cash and/or delivery of our common stock, we could be in breach of our collaboration agreement with GlaxoSmithKline. In the event of such breach, GlaxoSmithKline could terminate the collaboration and, among other remedies, declare all amounts under our loan facility with GlaxoSmithKline immediately due and payable, which would harm our business.

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

Serious adverse cardiovascular events observed in the XL999 clinical program may result in significant delays or termination of clinical testing, which could cause our stock price to decline.

In November 2006, we suspended enrollment of new patients into the XL999 program after a preliminary review of patient data relating to adverse events for the month of October 2006 showed an increase in the rate of serious cardiovascular events compared to the period prior to October 2006. The FDA concurred with our decision and, on December 1, 2006 placed the XL999 clinical program on partial clinical hold, allowing only enrolled patients to continue to receive XL999. We do not know when or if we will resume enrollment in the Phase II clinical program.

We may experience a number of events that could continue to delay or prevent development of XL999, including:

•	the FDA may not lift the partial hold on the XL999 program;

•	analysis of data from the XL999 program may show that XL999 cannot be administered safely at a therapeutic dose;

•	additional serious adverse events in the XL999 program;

•	failure to resume enrollment in the XL999 program in a timely manner or at all;

•	regulators or institutional review boards may not authorize or may delay, suspend or terminate the clinical trial program for XL999 due to the observed adverse cardiovascular or other effects; and

•	any disagreements between SEI and the company regarding the further clinical development of XL999.

In addition, because the size of acceptance milestones is reduced over time under our agreement with GlaxoSmithKline, delays in the clinical development of XL999 may result in reduced acceptance milestone payments if GlaxoSmithKline selects XL999 for further clinical development. The occurrence of any of the foregoing events could delay or prevent commercialization of XL999 and harm our business and financial condition.

Risks Related to Our Relationships with Third Parties

Disagreements between SEI and us regarding the development of our product candidates XL647, XL999 and XL784 may cause significant delays and other impediments in the development of these product candidates, which could negatively affect the value of these product candidates.

We have licensed to SEI our intellectual property rights, including commercialization rights, to our product candidates XL647, XL999 and XL784 in exchange for SEI’s investment of $80.0 million to advance the clinical development of XL647, XL999 and XL784. We are responsible for developing XL647, XL999 and XL784 in accordance with a specified development plan and related development budget. Our development activities are supervised by SEI’s development committee, which is comprised of an equal number of representatives from Exelixis and SEI. If the development committee cannot resolve a particular development issue, the issue will be referred to the chief executive officers of Exelixis and SEI. Any disagreements between SEI and us regarding a development decision may cause significant delays in the development and commercialization of our product candidates XL647, XL999 and XL784 as well as lead to development decisions that do not reflect our interests. Any such delays or development decisions not in our interest could negatively affect the value of XL647, XL999 and XL784.

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

We are highly dependent upon the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. Also, we do not currently have sufficient clinical development personnel to fully execute our business plan. Recruiting and retaining qualified clinical and scientific personnel will be critical to support activities related to advancing our clinical and preclinical development programs, and supporting our collaborative arrangements and our internal proprietary research and development efforts. Competition is intense for experienced clinical personnel, and we may be unable to retain or recruit clinical personnel with the expertise or experience necessary to allow us to pursue collaborations, develop our products and core technologies or expand our operations to the extent otherwise possible. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

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

Our common stock has traded on the Nasdaq Global Select Market (formerly the Nasdaq National Market) under the symbol “EXEL” since April 11, 2000. The following table sets forth, for the periods indicated, the high and low intraday sales prices for our common stock as reported by the Nasdaq Global Select Market:

	Common Stock Price
	High	Low
Quarter ended December 31, 2006	$10.65	$7.81
Quarter ended September 30, 2006	$10.24	$7.53
Quarter ended June 30, 2006	$12.49	$9.00
Quarter ended March 31, 2006	$12.21	$9.22
Quarter ended December 31, 2005	$9.96	$6.53
Quarter ended September 30, 2005	$9.37	$7.10
Quarter ended June 30, 2005	$8.57	$6.51
Quarter ended March 31, 2005	$9.69	$6.02

On February 20, 2007, the last reported sale price on the Nasdaq Global Select Market for our common stock was $11.33 per share.

Holders

As of February 20, 2007, there were approximately 688 stockholders of record of Exelixis common stock.

Dividends

Since inception, we have not paid dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and currently do not plan to pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the company under the Securities Act of 1933, as amended or the Exchange Act.

The following graph compares, for the five year period ended December 31, 2006, the cumulative total stockholder return for our common stock, the Nasdaq Stock Market (U.S. companies) Index (the “Nasdaq Market Index”) and the Nasdaq Biotech Index. The graph assumes that $100 were invested on December 31, 2001 in the common stock of the company, the Nasdaq Market Index and the Nasdaq Biotech Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/01	03/31/02	06/30/02	09/30/02	12/31/02	03/31/03	06/30/03
Exelixis, Inc.	100	83	45	30	48	40	41
Nasdaq Market Index	100	95	75	60	68	69	83
Nasdaq Biotech Index	100	85	56	53	55	56	74

	09/30/03	12/31/03	03/31/04	06/30/04	09/30/04	12/31/04	03/31/05
Exelixis, Inc.	43	42	51	61	48	57	41
Nasdaq Market Index	92	103	102	105	97	112	103
Nasdaq Biotech Index	79	80	86	84	79	85	72

	06/30/05	09/30/05	12/31/05	03/31/06	06/30/06	09/30/06	12/31/06
Exelixis, Inc.	45	46	57	72	60	52	54
Nasdaq Market Index	105	110	113	120	111	116	124
Nasdaq Biotech Index	76	86	87	93	82	83	88

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from our audited consolidated financial statements. The financial information as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$98,670	$75,961	$52,857	$51,540	$44,322
Operating expenses:
Research and development(1)	185,481	141,135	137,724	127,622	112,014
General and administrative(2)	39,123	27,731	20,905	18,586	18,758
Amortization of goodwill and intangibles	820	1,086	779	666	666
Restructuring charge	—	—	2,275	925	708
Acquired in-process research and development	—	—	26,376	—	—

Total operating expenses	225,424	169,952	188,059	147,799	132,146

Loss from operations	(126,754)	(93,991)	(135,202)	(96,259)	(87,824)
Total other income (expense)	3,565	(819)	(2,043)	1,140	3,290

Loss from continuing operations before income taxes and noncontrolling interest in Symphony Evolution, Inc.	(123,189)	(94,810)	(137,245)	(95,119)	(84,534)
Provision (benefit) for income taxes	—	—	—	(345)	345

Loss from continuing operations before noncontrolling interest in Symphony Evolution, Inc.	(123,189)	(94,810)	(137,245)	(94,774)	(84,879)
Loss attributed to noncontrolling interest in Symphony Evolution, Inc.	21,697	10,406	—	—	—

Loss from continuing operations	(101,492)	(84,404)	(137,245)	(94,774)	(84,879)
Loss from operations of discontinued segment	—	—	—	—	(1,251)

Net loss	$(101,492)	$(84,404)	$(137,245)	$(94,774)	$(86,130)

Loss per share from continuing operations	$(1.17)	$(1.07)	$(1.89)	$(1.45)	$(1.50)
Loss per share from discontinued operations	—	—	—	—	(0.02)

Net loss per share, basic and diluted	$(1.17)	$(1.07)	$(1.89)	$(1.45)	$(1.52)

Shares used in computing basic and diluted net loss per share	86,602	78,810	72,504	65,387	56,615

(1)	Amount for 2006 includes $11.2 million in employee stock-based compensation under Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared-Based Payment” (SFAS 123R).
(2)	Amount for 2006 includes $6.3 million in employee stock-based compensation under SFAS 123R.

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, marketable securities, investments held by Symphony Evolution, Inc. and restricted cash and investments	$263,180	$210,499	$171,223	$241,930	$221,987
Working capital	150,814	86,463	89,597	179,595	175,209
Total assets	395,417	332,712	291,340	357,794	339,113
Long-term obligations, less current portion	128,565	121,333	144,491	102,411	65,372
Accumulated deficit	(705,269)	(603,777)	(519,373)	(382,128)	(287,354)
Total stockholders’ equity	52,540	33,543	50,671	161,482	175,920

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are committed to developing innovative therapies for cancer and other serious diseases. Through our drug discovery and development activities, we are building a portfolio of novel compounds that we believe have the potential to be high-quality, differentiated pharmaceutical products.

Utilizing our library of more than four million compounds, we integrate high-throughput processes, medicinal chemistry, bioinformatics, structural biology, and early in vivo testing in parallel to characterize thousands of compounds, a process that is designed to enable us to move with speed in research and development. This approach allows us to select highly qualified drug candidates that meet our extensive list of development criteria from a large pool of compounds.

To date, we have filed 11 investigational new drug applications (INDs). We believe that our deep pool of drug candidates will enable us to continue to file multiple new INDs each year for the foreseeable future. As our compounds advance into clinical development, we expect to generate a critical mass of data that will help us to understand the full clinical and commercial potential of our product candidates. In addition to guiding the potential commercialization of our innovative therapies, these data may contribute to the understanding of disease and help improve treatment outcomes.

Our current pipeline includes the following compounds:

Compound	Principal Targets	Indication	Stage of Development
XL647*	EGFR, HER2, VEGFR2	Cancer	Phase II
XL784*	ADAM10, MMP2	Diabetic nephropathy	Phase II
XL999*[1]	VEGFR2, PDGFR, FGFR, Flt3	Cancer	Phase II
XL880	MET, VEGFR2	Cancer	Phase II
XL820	KIT, VEGFR2, PDGFR	Cancer	Phase I
XL184	MET, VEGFR2	Cancer	Phase I
XL844	CHK1, CHK2	Cancer	Phase I
XL518**	MEK	Cancer	IND
XL418	AKT, S6K	Cancer	IND
XL281	RAF	Cancer	IND
XL228	ABL, SRC, IGF1R	Cancer	IND
XL147	PI3K	Cancer	Preclinical
XL765	PI3K, mTOR	Cancer	Preclinical
XL019	JAK2	Cancer	Preclinical
XL550***	MR	Hypertension	Preclinical
XL335***	FXR	Atherosclerosis	Preclinical

    *Out-licensed to Symphony Evolution, Inc. and subject to a repurchase option as described in this report.

  **In co-development collaboration with Genentech, Inc.

***XL550 and XL335 are out-licensed to Sankyo and Wyeth Pharmaceuticals, respectively, as described in this report.

[1]Enrollment of new patients was suspended in November 2006 to evaluate safety.

Pursuant to a product development and commercialization agreement between Exelixis and GlaxoSmithKline, GlaxoSmithKline has the option, after completion of clinical proof-of-concept by Exelixis, to elect to develop up to three compounds in Exelixis’ product pipeline, which may include XL784 and the cancer compounds identified in the table above except XL518, XL147, XL765 and XL019.

We have established collaborations with major pharmaceutical and biotechnology companies based on the strength of our expertise in biology, drug discovery and development that allow us to retain economic participation in compounds and support additional development of our proprietary products. Through these collaborations, we obtain license fees, research funding, a share of the profits and the opportunity to receive milestone payments and royalties from research results and subsequent product development activities. We also have collaborations in which we retain the right to co-promote products in the United States. We have ongoing commercial collaborations with several leading pharmaceutical and biotechnology companies, including GlaxoSmithKline, Bristol-Myers Squibb Company and Genentech. We expect to continue to use corporate partnering as a strategic tool to cultivate our assets, fund our operations and expand the therapeutic and commercial potential of our pipeline.

As our company has matured and our development efforts have intensified, we have restructured our organization as needed to reallocate resources and enhance the efficiency of our operations. We believe that these efforts have strengthened us by enabling us to achieve an appropriate functional balance within our organization.

Certain Factors That May Affect Our Business

Industry-wide Factors

Successful development of drugs is inherently difficult and uncertain. Our business requires significant investments in research and development over many years, often for product candidates that fail during the research and development process. Our long-term prospects depend upon our ability and the ability of our partners to successfully commercialize new therapeutics in highly competitive areas such as cancer treatment.

Company-specific Factors

Our performance is driven by many factors, including:

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

•

Liquidity. As of December 31, 2006, we had $263.2 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by Symphony Evolution (SEI) of $55.1 million and restricted cash and investments of $9.6 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following December 31, 2006. However, our future capital requirements will be substantial and depend on many factors, including the timing of key events in our agreements with GlaxoSmithKline and SEI that may require us to consume available capital resources significantly sooner than we currently anticipate. We will have to obtain additional funding in order to support our plans for the aggressive development of our broad clinical and preclinical pipelines. Our minimum liquidity needs are also determined by certain financial covenants contained in our loan and security agreement with GlaxoSmithKline, which require us to maintain working capital of at least $25.0 million and cash and investments of at least $50.0 million. Our ability to raise additional funds may be severely impaired if any of our product candidates fails to show safety or efficacy in clinical testing.

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

•

GlaxoSmithKline Compound Selection. Pursuant to our product development and commercialization agreement with GlaxoSmithKline, GlaxoSmithKline has the option, after completion of clinical proof-of-concept by us, to elect to develop up to three compounds in our product pipeline, which may include XL784, XL647, XL999, XL880, XL184, XL820, XL844, XL281, XL418, XL228 and two earlier stage oncology programs. XL784, XL647 and XL999 have been licensed to SEI, as described below. A compound selection by GlaxoSmithKline would trigger milestone payments to us. The size of these milestone payments depends largely on how quickly we can advance compounds to proof-of-concept. Delays in obtaining clinical proof-of-concept for compounds subject to GlaxoSmithKline’s election rights may significantly decrease the size of any GlaxoSmithKline milestones and negatively affect our financial position. Under our loan and security agreement with GlaxoSmithKline, any milestone payments relating to compounds not licensed to SEI (i.e., compounds other than XL647, XL999 and XL784) must be used to pay down our loan with GlaxoSmithKline as long as the loan is outstanding and will therefore not affect our cash balances. In addition, any milestone(s) received from GlaxoSmithKline will be reduced by $36.0 million to account for a milestone that GlaxoSmithKline advanced to us in 2005 as part of an amendment to the product development and commercialization agreement.

•

Symphony Evolution. In 2005, we licensed three of our lead compounds (XL784, XL647 and XL999) to SEI in return for $80.0 million in investment for the clinical development of these compounds. We continue to be primarily responsible for the development of these compounds in accordance with specified development plans and related development budgets. We have retained an exclusive option to reacquire the compounds from SEI’s investors at a specified purchase price. We may repurchase the compounds in cash, our common stock or a combination thereof. The repurchase price for the compounds licensed to SEI increases over the length of the option period. If GlaxoSmithKline elects any of the compounds licensed to SEI for further development, we would be forced to repurchase all of the compounds from SEI. If we repurchase the compounds from SEI, we may have to raise additional funds to cover the repurchase price or issue a substantial number of shares to SEI’s investors.

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

Revenue Recognition

Most of our revenues are generated from the terms of our research and licensing arrangements. These research and licensing arrangements may include up-front non-refundable payments. Although these up-front payments are generally non-refundable, under GAAP we defer the revenues under these arrangements and recognize the revenues on a straight-line basis over our expected period of continuing involvement, generally the research term specified in the agreements. Our research and license arrangements may also include milestone payments. Although these milestone payments are generally non-refundable once the milestone is achieved, we recognize the milestone revenues on a straight-line basis over the research term of the arrangement. This typically results in a portion of the milestone being recognized on the date the milestone is achieved, with the balance being recognized over the remaining research term of the agreement. It is our understanding that there is diversity in practice on the recognition of milestone revenue. Other companies have adopted an alternative acceptable milestone revenue recognition policy whereby the full milestone fee is recognized upon completion of the milestone. If we had adopted such a policy, our revenues recorded to date would have increased and our deferred revenues would have decreased by a material amount compared to total revenue recognized.

Some of our research and licensing arrangements have multiple deliverables in order to meet our customer’s needs. For example, the arrangements may include a combination of up-front fees, license payments, research and development services, milestone payments and future royalties. Multiple element revenue agreements entered into on or after July 1, 2003 are evaluated under Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 must be treated as one unit of accounting for purposes of revenue recognition. Generally, the revenue recognition guidance applicable to the final deliverable is followed for the combined unit of accounting. For certain arrangements, the period of time over which certain deliverables will be provided is not contractually defined. Accordingly, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, we recognized revenue of approximately $0.3 million in 2006 related to arrangements for which the period of time over which the research and development will be performed was not contractually defined. For this arrangement, if the research and development were delayed, the amount of revenue to be recognized could be different. To date, there has not been a change in an estimate or assumption in the past that had a material impact on revenue recognition.

Goodwill and Intangible Impairment

As of December 31, 2006, our consolidated balance sheet included $70.0 million of goodwill and other intangible assets. Under GAAP, we evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. We will also evaluate other intangible assets for impairment when impairment indicators are identified.

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

Clinical Trial Accruals

Substantial portions of our preclinical studies and all of our clinical trials have been performed by third-party contract research organizations (CROs) and other vendors. We accrue expenses for preclinical studies performed by our vendors based on certain estimates over the term of the service period and adjust our estimates as required. We accrue costs for clinical trial activities performed by CROs based upon the estimated amount of work completed on each study. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled and the duration for which they will be enrolled in the study. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms. However, if we have incomplete or inaccurate information, we may underestimate activity levels associated with various studies at a given point in time. In this event, we could record adjustments to research and development expenses in future periods when the actual activity level becomes known. Such costs are charged to research and development expenses as incurred. No material adjustments to preclinical study and clinical trial expenses have been recognized to date.

Stock Option Valuation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared-Based Payment” (SFAS 123R), using the modified prospective transition method and Black-Scholes option pricing model, and therefore have not restated prior periods’ results. Under this method, we recognize stock-based compensation expense for all share-based payment awards granted after January 1, 2006 and granted prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and recognize compensation cost for only those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payment awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense was recognized in our financial statements for the stock options granted to employees, which had an exercise price equal to the fair value of the underlying common stock on the date of grant.

Under the new standard, our estimate of compensation expense requires us to determine the appropriate fair value model and a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures and related tax effects. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise.

Accordingly, companies are required to estimate the expected term of the option for input to an option-pricing model. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to value stock based awards granted in future periods. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. As of December 31, 2006, $40.1 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.9 years. See Note 11 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Fiscal Year Convention

In 2006, Exelixis adopted a 52- or 53-week fiscal year that ends on the last Friday in December. Fiscal year 2006, a 52-week year, ended on December 29, 2006 and fiscal year 2007, a 52-week year, will end on December 28, 2007. For convenience, references in this report are as of and for the fiscal year ended December 29, 2006 are indicated on a calendar year basis, ending December 31, 2006.

Results of Operations – Comparison of Years Ended December 31, 2006, 2005 and 2004

Revenues

Total revenues by category, as compared to the prior year, were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2006	2005	2004
Contract revenues:
Research and development funding	$46.3	$46.7	$32.2
Milestones	15.6	9.0	4.5
Delivery of compounds under chemistry collaborations	0.5	—	5.6
Other	—	—	0.1
License revenues:
Amortization of upfront payments, including premiums paid on equity purchases	36.3	20.3	10.5

Total revenues	$98.7	$76.0	$52.9

Total revenues, as compared to the prior year, were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2006	2005	2004
Total revenues	$98.7	$76.0	$52.9
Dollar increase	$22.7	$23.1
Percentage increase	30%	44%

The decrease in research and development funding from 2005 to 2006 was primarily a result of the conclusion of our Genoptera collaboration in June 2005, which included a one-time termination fee related to research and development funding totaling $13.4 million. This decrease was partially offset by increases in funding of $9.2 million from Bristol-Myers Squibb, $2.1 million in funding attributable to customers of our German subsidiary and $1.2 million in funding from Genentech. The increase in research and development funding from 2004 to 2005 was driven primarily by increases in funding of $6.3 million from GlaxoSmithKline, $3.4 million in funding from the recognition of an early termination fee associated with the termination of our Genoptera collaboration and $1.8 million in funding from Genentech.

The increase in milestone revenues from 2005 to 2006 was driven primarily by achieving and recognizing as revenue milestones of $4.5 million under our collaboration with Wyeth Pharmaceutical Division and a $4.0 million milestone under our collaboration with Helsinn and $1.2 million in revenues associated with achieving two milestones under one of our collaborations with Bristol-Myers Squibb. This increase was partially offset by a decrease of $2.7 million in milestone revenues related to the conclusion of our Genoptera collaboration in June 2005. The increase in milestone revenues from 2004 to 2005 was driven primarily by $5.1 million in revenues associated with achieving two milestones under our collaboration with GlaxoSmithKline and a $0.9 million acceleration of milestone revenues associated with the termination of our Genoptera collaboration. These increases were partially offset by a decrease of $2.1 million in milestone revenues related to the termination of one of our Bristol-Myers Squibb collaborations.

The increase in revenues from 2005 to 2006 from the delivery of compounds of $0.5 million was related to the delivery of compounds under our chemistry collaboration agreement with Bayer CropScience. The decrease in revenues from 2004 to 2005 from the delivery of compounds was due to the termination of most of our chemistry collaborations effective December 31, 2004. These collaborations included agreements with Cytokintetics, Elan, Schering-Plough, Scios and Merck.

The increase from 2005 to 2006 in the amortization of upfront payments, including premiums paid on equity purchases, was driven primarily by upfront payments from Sankyo, resulting in increased revenues of $12.3 million, Wyeth, resulting in increased revenues of $9.4 million, and Bristol-Myers Squibb, resulting in increased revenues of $5.6 million. These increases were partially offset by a decrease of $7.8 million related to the conclusion of our Genoptera collaboration in June 2005, which included acceleration of upfront payments, and by a decrease of $4.0 million related to the conclusion of our collaboration with Helsinn. The increase from 2004 to 2005 was driven primarily by an additional $5.2 million in revenues from the acceleration of upfront payments associated with the termination of our Genoptera collaboration, upfront payments from Helsinn that resulted in increased revenues of $4.0 million and the upfront payment from Genentech that resulted in increased revenues of $1.4 million. These increases were partially offset by a decrease of $2.1 million related to the termination of one of our Bristol-Myers Squibb collaborations.

The following table sets forth the revenue recognized as a percentage of total revenue from customers that exceeded 10% or more of total revenues during the years ending December 31, 2006, 2005 and 2004:

Collaborator	2006	2005	2004
GlaxoSmithKline	28%	37%	30%
Bristol-Myers Squibb	22%	7%	19%
Sankyo	15%	1%	2%
Wyeth	14%	0%	0%
Genoptera	0%	32%	27%

Research and Development Expenses

Total research and development expenses, as compared to the prior year, were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2006	2005	2004
Research and development expenses(1)	$185.5	$141.1	$137.7
Dollar increase	$44.3	$3.4
Percentage increase	31%	2%

(1)	Amount for 2006 includes $11.2 million in employee stock-based compensation under SFAS 123R.

Research and development expenses consist primarily of personnel expenses, clinical trials and consulting, laboratory supplies and facility costs. The change in 2006 compared to 2005 resulted primarily from the following:

•

Clinical Trials and Consulting – Clinical trials and consulting expense, which includes services performed by third-party contract research organizations and other vendors, increased by $21.3 million, or 85%, primarily due to an increase in activities associated with advancing our clinical and preclinical development programs. During 2006, these activities included Phase II clinical trial activity for XL999, XL784, XL880 and XL647 and Phase I clinical trial activity for XL844, XL820 and XL184 as well as pre-clinical activity for XL228, XL281, XL418, XL518, XL147, XL765 and XL019.

•	Employee Stock-Based Compensation – Employee stock-based compensation expense increased by $11.2 million due to our adoption of SFAS 123R effective January 1, 2006.

•

Personnel – Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, increased by $9.2 million, or 19%, primarily due to the expanded workforce supporting drug development operations to advance our clinical and preclinical development programs.

•	Lab Supplies – Lab supplies expense increased by $1.3 million, or 9%, primarily due to an increase in our development activities related to our Phase I and Phase II clinical trials.

Changes in research and development expenses in 2005 compared to 2004 resulted primarily from the following costs:

•

Clinical Trials and Consulting – Clinical trials and consulting expense, which includes services performed by CROs and other vendors, increased by $5.4 million, or 27%, primarily due to an increase in activities associated with advancing our clinical and preclinical development programs. During 2005, these activities included Phase III clinical trial activity for XL119 (XL119 was out-licensed to Helsinn Healthcare S.A. in June 2005), Phase II clinical trial activity for XL999 and Phase I clinical trial activity for XL647, XL999, XL880, XL784, XL844, XL820 and XL184.

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

We generally estimate that typical Phase I clinical trials last approximately one year, Phase II clinical trials last approximately one to two years and Phase III clinical trials last approximately two to four years. However, the length of time may vary substantially according to factors relating to the specific clinical trial, such as the type and intended use of the product candidate, the clinical trial design and ability to enroll suitable patients. We expect that research and development expenses will continue to increase as we advance our compounds through development.

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

General and Administrative Expenses

Total general and administrative expenses, as compared to the prior year, were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2006	2005	2004
General and administrative expenses(2)	$39.1	$27.7	$20.9
Dollar increase	$11.4	$6.8
Percentage increase	41%	33%

(2)	Amount for 2006 includes $6.3 million in employee stock-based compensation under SFAS 123R.

General and administrative expenses consist primarily of personnel expenses to support our general operating activities, facility costs and professional expenses, such as legal and accounting fees. The increase in 2006 from 2005 resulted primarily from an increases in employee stock-based compensation expense of $6.3 million due to our adoption of SFAS 123R. In addition to support our expanding operations, there were increases in personnel expenses of $3.4 million and consulting expenses of $2.5 million, which were partially offset by decreases in legal and accounting expenses of $1.2 million. The increase in 2005 from 2004 resulted primarily from increases in personnel expenses of $1.8 million, legal and accounting expenses of $1.7 million, consulting expenses of $1.3 million as well as facility expenses of $0.5 million.

Amortization of Intangible Assets

Total amortization of intangible assets, as compared to the prior year, were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2006	2005	2004
Amortization of intangible assets	$0.8	$1.1	$0.8
Dollar increase (decrease)	$(0.3)	$0.3
Percentage increase (decrease)	(24%)	39%

Intangible assets result from our acquisitions of X-Ceptor, Genomica, Artemis and Agritope (renamed Exelixis Plant Sciences). These assets are amortized over specified time periods. The decrease in amortization of intangibles expense in 2006 as compared to 2005 was due to the developed technology intangible asset related to our acquisition of Artemis in 2001 becoming fully amortized in October 2006. The increase in amortization expense in 2005 compared to 2004 was due to the partial year amortization in 2004 of the assembled workforce that we acquired as a part of X-Ceptor in October 2004.

Restructuring Charges

During the second quarter of 2004, we implemented a restructuring and consolidation of our research and discovery organizations. The restructuring included a reduction in force of 62 employees, the majority of whom were research personnel located in South San Francisco, California. We recorded a restructuring charge of $1.7 million during the year ended December 31, 2004, comprised of involuntary termination benefits.

During the third quarter of 2003, we implemented a restructuring of our research and development organization that was substantially complete as of March 31, 2004. In connection with this restructuring plan, we recorded a cumulative charge of $1.5 million, of which $0.5 million was recorded during the year ended December 31, 2004. This charge consisted primarily of severance payments, retention bonuses, relocation costs, lease buyout costs and legal and outplacement services fees.

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

In October 2004, we completed the acquisition of X-Ceptor, a company focused on the discovery and development of therapies targeting metabolic and cardiovascular disorders. The transaction was accounted for as a purchase of assets. The total consideration for the acquisition was $25.7 million, which consisted of 2.6 million shares of our common stock, $2.9 million in cash and $2.3 million in transaction costs. The transaction costs included financial advisory, legal, accounting and other fees. As a result, we recorded tangible assets of $2.6 million, liabilities of $3.9 million, assembled workforce of $1.1 million and expense associated with the purchase of in-process research and development of $26.0 million, representing the fair value of three primary research projects that had not yet reached technological feasibility and had no alternative future use due to the early stage of the programs and the significant regulatory requirements remaining. Independent valuation experts assisted us during the valuation of the intangible assets acquired. The valuation of the acquired in-process research and development of $26.0 million was determined using the income approach for each of the three projects in process. The in-process projects relate to the development of programs that are focused on LXR, valued at $9.7 million, FXR, valued at $8.8 million, and MR, valued at $7.5 million, which at the time of the acquisition were expected to be completed over approximately the next seven to ten years. At the time of the acquisition, these programs did not have a development candidate. In December 2005 and March 2006, we entered into license and collaboration agreements under which we granted licenses to Wyeth, Bristol-Myers Squibb and Sankyo to the intellectual property related to FXR, LXR and MR, respectively.

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

Total Other Income (Expense)

Total other income (expense), as compared to the prior year, were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2006	2005	2004
Total other income (expense)	$3.6	$(0.8)	$(2.0)
Dollar increase	$4.4	$1.2

Total other income (expense) consists primarily of interest income earned on cash and cash equivalents and marketable securities, offset by interest expense incurred on our notes payable, bank obligations, capital lease obligations and convertible notes and loans. The increase in other income for 2006 compared to 2005 was primarily due to a decrease in the principal balance of our debt as a result of the repayment of our $30.0 convertible note to PDL BioPharma, Inc., in May 2006 as well as higher average interest yields on our investments. The decrease in other expense for 2005 compared to 2004 was primarily due to increases in interest income as a result of an increase in our investment balances and higher average interest rates. These decreases in other expense were partially offset by increases in interest expense as a result of an increase in the principal balance of our convertible loan with GlaxoSmithKline.

Noncontrolling Interest in Symphony Evolution, Inc.

Pursuant to the agreements that we entered into with SEI and certain other parties in June 2005, we consolidate SEI’s financial condition and results of operations in accordance with FIN 46R. Accordingly, we have deducted the losses attributable to the noncontrolling interest (SEI’s losses) from our net loss in the consolidated statement of operations and we have also reduced the noncontrolling interest holders’ ownership interest in SEI in the consolidated balance sheet by SEI’s losses. The noncontrolling interest holders’ ownership in the consolidated balance sheet was $38.1 million as of December 31, 2006. Once SEI’s losses are in excess of the noncontrolling interest holders’ ownership, SEI’s losses will no longer be deducted from our net losses. For the years ended December 31, 2006, 2005 and 2004, the losses attributed to the noncontrolling interest holders were $21.7 million, $10.4 million and none, respectively. The increase is related to increased development expenses associated with XL999, XL784 and XL647.

Income Taxes

We have incurred net losses since inception and, consequently, have not recorded any U.S. federal or state income taxes. As of December 31, 2006, we had federal and California net operating loss carryforwards of $587.0 million and $329.0 million, respectively. As of December 31, 2006, we had federal and California research and development credit carryforwards of $31.4 million and $15.8 million, respectively. If not utilized, the net operating loss and credit carryforwards expire at various dates, which began in 2007.

Under the Internal Revenue Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. Annual limitations may result in the expiration of net operating loss and credit carryforwards before they are used.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the years ended December 31, 2006, 2005 and 2004 (dollar amounts are presented in thousands):

	Year Ended December 31,
	2006	2005	2004
Net loss	$(101,492)	$(84,404)	$(137,245)
Adjustments to reconcile net loss to net cash used in operating activities	13,598	8,121	44,356
Changes in operating assets and liabilities	42,555	29,922	(947)

Net cash used in operating activities	(45,339)	(46,361)	(93,836)
Net cash provided by (used in) investing activities	(21,701)	(40,648)	20,273
Net cash provided by financing activities	109,344	100,933	39,653
Effect of foreign exchange rates on cash and cash equivalents	(263)	(137)	(4)

Net increase (decrease) in cash and cash equivalents	42,041	13,787	(33,914)
Cash and cash equivalents, at beginning of year	81,328	67,541	101,455

Cash and cash equivalents, at end of year	$123,369	$81,328	$67,541

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income. We have also financed certain of our research and development activities under our agreements with SEI. In August 2005, we received net proceeds, after underwriting fees and offering expenses, of $49.6 million from the sale of 6.5 million shares of our common stock under a shelf registration statement. In October 2006, we received net proceeds, after underwriting fees and offering expenses, of $90.5 million from the sale of 11.5 million shares of our common stock under a shelf registration statement. As of December 31, 2006, we had $263.2 million in cash and cash equivalents and marketable securities, which includes restricted cash and investments of $9.6 million and investments held by SEI of $55.1 million.

Operating Activities

Our operating activities used cash of $45.3 million for the year ended December 31, 2006, compared to $46.4 million for 2005 and $93.8 million for 2004. Cash used in operating activities during 2006 related primarily to funding net losses, losses attributed to the noncontrolling interest and receivables. These uses of cash were partially offset by changes in deferred revenues, accrued expenses and non-cash charges related to stock-based compensation expense recognized due to our adoption of SFAS 123R and depreciation and amortization. Cash used in operating activities during 2005 related primarily to funding net losses and losses attributed to the noncontrolling interest, partially offset by changes in deferred revenues from collaborators and non-cash charges related to depreciation and amortization. Cash used in operating activities during 2004 related primarily to funding net losses and changes in deferred revenues from collaborators and accrued merger and acquisition costs, partially offset by non-cash charges related to acquired in-process research and development, depreciation and amortization of intangibles. As of December 31, 2006, we had received cash payments from collaborators leading to most of our $63.5 million in short-term deferred revenue that we expect to recognize as revenue during 2007.

The decrease of $1.0 million in cash used in our operating activities from 2005 as compared to 2006 was primarily driven by increases in deferred revenues, accrued expenses, increased clinical trial activity, and non-cash charges related to stock-based compensation expense recognized due to our adoption of SFAS 123R. These decreases to cash used were partially offset by increases in our net losses, losses attributed to the noncontrolling interest and receivables due to a milestone achieved under a collaboration agreement. The decrease of $47.5 million in cash used in our operating activities for 2005 as compared to 2004 was primarily driven by a $52.8 million decrease in our net losses, losses attributed to the noncontrolling interest and deferred revenue. While cash used in operating activities is primarily driven by our net loss, operating cash flows differ from our net loss as a result of differences in the timing of cash receipts and earnings recognition, expenses related to the noncontrolling interest and non-cash charges. We expect to use cash for operating activities for at least the next several years as we continue to incur net losses associated with our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies.

Investing Activities

Our investing activities used cash of $21.7 million for the year ended December 31, 2006, compared to $40.6 million for 2005 and cash provided by investing activities of $20.3 million for 2004. Cash used in investing activities for 2006 was primarily driven by purchases of marketable securities of $91.7 million, purchases of investments held by SEI of $42.3 million and purchases of property and equipment of $11.6 million. Most of the cash invested in marketable securities and investments was generated by a common stock offering in 2006 and a second capital draw by our consolidated entity SEI in 2006. These uses of cash were partially offset by proceeds of $99.6 million from the maturities of marketable securities and $21.3 million from the sales of investments held by SEI. The proceeds provided by maturities of our marketable securities and the sale of investments by SEI were used to fund our operations. We expect to continue to make significant investments in property and equipment to support our expanding operations.

Cash used in investing activities for 2005 was primarily driven by the purchases of marketable securities of $109.4 million, purchases of investments held by SEI of $40.7 million and purchases of property and equipment of $14.4 million. Most of the cash invested in marketable securities and investments was generated by a common stock offering in 2005 and the first capital draw by our consolidated entity SEI in 2005. These uses of cash were partially offset by proceeds of $113.6 million from the maturities of marketable securities and $6.6 million from the sales of investments held by SEI. The proceeds provided by maturities of our marketable securities and the sale of investments by SEI were used to fund our operations.

Cash provided by investing activities for 2004 was primarily driven by the proceeds of $138.2 million from the maturities of marketable securities which were partially offset by the purchases of marketable securities of $93.7 million, purchases of property and equipment of $12.3 million and an increase in restricted cash of $11.2 million related to the collateralization of notes payable and bank obligations. Purchases of marketable securities were primarily related to the reinvestment of cash from marketable securities that matured in 2004. The net proceeds provided by maturities of our marketable securities were used to fund our operations.

Financing Activities

Our financing activities provided cash of $109.3 million for the year ended December 31, 2006, compared to $100.9 million for 2005 and $39.7 million for 2004. Cash provided by our financing activities for 2006 was primarily due to net proceeds of $90.5 million received through the sale of our common stock, a $40.0 million capital draw by SEI and the related funding by preferred shareholders of SEI and $14.8 million of proceeds from note payable and bank obligations. These increases were partially offset by $41.9 million of principal payments on notes payable and bank obligations, which included the repayment of $30.0 million convertible promissory note to PDL BioPharma. Cash provided by our financing activities for 2005 was primarily driven by net proceeds of $37.0 million associated with the purchase and funding of the noncontrolling interest by preferred shareholders of SEI and net proceeds of $49.6 million received through the sale of our common stock. In addition, we received $11.1 million in cash from the purchase of 1.0 million shares of our common stock by GlaxoSmithKline, which included a $2.2 million premium.

We finance property and equipment purchases through equipment financing facilities, such as notes and bank obligations. Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities, merger and acquisition expenses and other general corporate purposes. During 2007, we have the ability to draw up to an additional $12.6 million on an equipment line of credit. Over the next several years, we are required to make certain payments on notes, bank obligations and loans from collaborators.

Cash Requirements

We have incurred net losses since inception, including a net loss of $101.5 million for the 12-month period ended December 31, 2006, and we expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following December 31, 2006. However, our future capital requirements will be substantial and will depend on many factors that may require us to consume available capital resources significantly sooner than we currently anticipate. These factors include:

•

the timing and progress of the clinical development of our product candidates XL647, XL999 and XL784, which are out-licensed to SEI – If any of the Phase II clinical trials for XL647, XL999 or XL784 show positive results that support our further clinical development of any such product candidate, we must, if we decide to further develop such product candidate(s), reacquire all three product candidates from SEI through the exercise of our exclusive purchase option, which is described in this report. Under our amended purchase option agreement with SEI, we cannot repurchase a single promising product candidate from SEI without also repurchasing the other two product candidates. The purchase price, which may be paid in cash and/or stock, would be equal to the sum of (i) the total amount of capital invested in SEI by its investors (i.e., $80.0 million) and (ii) an amount equal to 25% per year on such funded capital, subject to specified adjustments;

•

whether and when GlaxoSmithKline selects at proof-of-concept (i.e., at or around the end of Phase IIa clinical trials) for further development XL647, XL999 or XL784, which would require us to repurchase all three product candidates through the exercise of our purchase option – GlaxoSmithKline has the right to select for further clinical development at proof-of-concept any of the product candidates licensed to SEI. If GlaxoSmithKline selects any of the product candidates licensed to SEI, we would be forced to repurchase all three product candidates licensed to SEI through the exercise of our purchase option in order to satisfy our contractual obligations under the GlaxoSmithKline collaboration agreement;

•

the amount of any selection milestones received from GlaxoSmithKline as a result of a product candidate selection by GlaxoSmithKline compared to the amount we are required to pay to reacquire XL647, XL999 and XL784 through the exercise of our purchase option – Under our collaboration agreement with GlaxoSmithKline, a product candidate selection by GlaxoSmithKline would trigger milestone payments. The size of these milestone payments depends largely on how quickly we can advance product candidates to proof-of-concept. Delays in obtaining clinical proof-of-concept for XL647, XL999 or XL784 may significantly decrease the size of any GlaxoSmithKline milestones, which may therefore cover only a small portion of the SEI repurchase price. In addition, any milestone(s) received from GlaxoSmithKline will be reduced by $36.0 million to account for a milestone that GlaxoSmithKline advanced to us in 2005 as part of an amendment to the product development and commercialization agreement;

•

whether any milestone payments from GlaxoSmithKline relate to a product candidate licensed to SEI (i.e., XL647, XL999 and XL784) – Under our loan and security agreement with GlaxoSmithKline, any milestone payments relating to product candidates not licensed to SEI must be used to pay down our loan with GlaxoSmithKline as long as the loan is outstanding. As of December 31, 2006, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $95.2 million;

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

In addition, we will have to obtain additional funding in order to stay in compliance with financial covenants contained in our collaboration with GlaxoSmithKline. Under a loan and security agreement, dated October 28, 2002, which, as amended, contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all outstanding obligations thereunder.

If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We currently have shelf registration statements on file with the SEC that allow us to offer for sale from time to time common stock, preferred stock, debt securities and warrants, either individually or in units. However, we may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms or we may be required to relinquish rights to technology or product candidates or to grant licenses on terms that are unfavorable to us.

We have contractual obligations in the form of operating leases, notes payable and licensing agreements. The following chart details our contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year (2)	1-3 Years (2)	4-5 years	After 5 years
Notes payable and bank obligations	$36,653	$13,579	$19,613	$3,461	$—
Licensing agreements	2,418	1,529	889	—	—
Convertible loans(1)	95,183	—	62,821	32,362	—
Operating leases	149,733	15,559	28,508	27,649	78,017

Total contractual cash obligations	$283,987	$30,667	$111,831	$63,472	$78,017

(1)	Includes interest payable on the convertible loans of $10.2 million. The debt and interest payable can be repaid in cash or common stock at our election. This obligation is described in further detail in Note 9 of the notes to our consolidated financial statements.
(2)	If GlaxoSmithKline were to select one of the compounds licensed by us to Symphony Evolution for further clinical development, we would be required to exercise our option to repurchase all three compounds licensed to Symphony Evolution in order to be able to satisfy our obligations under our agreements with GlaxoSmithKline. This obligation is described in further detail in Note 4 of the notes to our consolidated financial statements.

Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us in the first quarter of fiscal 2007. As of December 31, 2006, we had federal and state net operating loss and credit carryforwards of approximately $963.2 million that may be subject to annual limitation, due to certain substantial changes in ownership, under the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss and credit carryforwards before utilization. As of December 31, 2006, all of our deferred tax assets have been fully offset by a valuation allowance because the realization of these assets is dependent upon future earnings. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition. Because our deferred tax assets are fully offset by a valuation allowance, we do not expect the adoption of FIN 48 to have a material effect on our results of operations.

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

Our financing arrangement with Symphony Evolution (SEI) does not qualify as an off-balance sheet arrangement (as defined by applicable SEC regulations). However, if GlaxoSmithKline were to select one of the compounds licensed by us to SEI for further clinical development, we would have to exercise our option to repurchase all of the compounds licensed to SEI in order to be able to satisfy our obligations under our agreements with GlaxoSmithKline. This obligation is described in further detail in Note 4 of the notes to our consolidated financial statements.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. At December 31, 2006 and 2005, we had cash and cash equivalents, marketable securities, investments held by SEI and restricted cash and investments of $263.2 million and $210.5 million, respectively. Our marketable securities and investments are subject to interest rate risk, and our interest income may fluctuate due to changes in U.S. interest rates. By policy, we limit our investments to money market instruments, debt securities of U.S. government agencies and debt obligations of U.S. corporations. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated income taxes. We manage market risk through diversification requirements mandated by our investment policy, which limits the amount of our portfolio that can be invested in a single issuer. We manage credit risk by limiting our purchases to high-quality issuers. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. At December 31, 2006 and 2005, we had debt and capital leases outstanding of $121.7 million and $148.8 million, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments or a combination thereof. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

We have estimated the effects on our interest rate sensitive assets and liabilities based on a one-percentage point hypothetical adverse change in interest rates as of December 31, 2006 and 2005. As of December 31, 2006 and 2005, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $2.4 million and $3.3 million, respectively. We have assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. Significant variations in market interest rates could produce changes in the timing of repayments due to available prepayment options. The fair value of such instruments could be affected and, therefore, actual results might differ from our estimate.

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

As of the end of the company’s 2006 fiscal year, management conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the company’s internal control over financial reporting as of December 29, 2006 was effective.

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

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 29, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, an attestation report on management’s assessment of the company’s internal control over financial reporting as of December 29, 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Exelixis, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Exelixis, Inc. maintained effective internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Exelixis, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Exelixis, Inc. maintained effective internal control over financial reporting as of December 29, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Exelixis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Exelixis, Inc. as of December 29, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2006 of Exelixis, Inc. and our report dated February 14, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

February 14, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Exelixis, Inc.

We have audited the accompanying consolidated balance sheets of Exelixis, Inc. as of December 29, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2006. These financial statements are the responsibility of Exelixis, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exelixis, Inc. at December 29, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 Exelixis, Inc. changed its method of accounting of stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Exelixis, Inc.’s internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

February14, 2007

EXELIXIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$123,369	$81,328
Marketable securities	55,516	67,307
Investments held by Symphony Evolution, Inc.	55,087	34,039
Other receivables	22,197	7,102
Prepaid expenses and other current assets	6,082	5,442

Total current assets	262,251	195,218
Restricted cash and investments	9,635	12,682
Long-term marketable securities	19,573	15,143
Property and equipment, net	32,294	35,577
Goodwill	67,364	67,364
Other intangibles, net	2,605	3,425
Other assets	1,695	3,303

Total assets	$395,417	$332,712

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,699	$1,689
Accrued clinical trial liabilities	12,209	4,799
Other accrued liabilities	7,018	8,975
Accrued compensation and benefits	11,456	7,817
Current portion of capital lease obligations	—	98
Current portion of notes payable and bank obligations	13,579	11,893
Convertible promissory note	—	30,000
Deferred revenue	63,476	43,484

Total current liabilities	111,437	108,755
Notes payable and bank obligations	23,074	21,858
Convertible loans	85,000	85,000
Other long-term liabilities	20,491	14,475
Deferred revenue	64,804	45,329

Total liabilities	304,806	275,417

Noncontrolling interest in Symphony Evolution, Inc.	38,071	23,752
Commitments (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; issued and outstanding: 95,990,148 and 83,404,722 shares at December 31, 2006 and 2005, respectively	96	84
Additional paid-in-capital	756,568	636,263
Accumulated other comprehensive income	1,145	973
Accumulated deficit	(705,269)	(603,777)

Total stockholders’ equity	52,540	33,543

Total liabilities, noncontrolling interest and stockholders’ equity	$395,417	$332,712

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Contract	$62,414	$55,715	$42,340
License	36,256	20,246	10,517

Total revenues	98,670	75,961	52,857

Operating expenses:
Research and development	185,481	141,135	137,724
General and administrative	39,123	27,731	20,905
Amortization of intangible assets	820	1,086	779
Restructuring charge	—	—	2,275
Acquired in-process research and development	—	—	26,376

Total operating expenses	225,424	169,952	188,059

Loss from operations	(126,754)	(93,991)	(135,202)
Other income (expense):
Interest income	8,551	5,376	3,232
Interest expense and other, net	(4,986)	(6,195)	(5,275)

Total other income (expense)	3,565	(819)	(2,043)

Loss before noncontrolling interest in Symphony Evolution, Inc.	(123,189)	(94,810)	(137,245)
Loss attributed to noncontrolling interest in Symphony Evolution, Inc.	21,697	10,406	—

Net loss	$(101,492)	$(84,404)	$(137,245)

Net loss per share, basic and diluted	$(1.17)	$(1.07)	$(1.89)

Shares used in computing basic and diluted loss per share amounts	86,602	78,810	72,504

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Notes Receivable From Stock holders	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2003	71,295,105	$71	$541,917	$(53)	$(33)	$1,708	$(382,128)	$161,482
Net loss	—	—	—	—	—	—	(137,245)	(137,245)
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(737)	—	(737)
Change in accumulated translation adjustment	—	—	—	—	—	(347)	—	(347)

Comprehensive loss								(138,329)

Issuance of common stock under stock plans, net of repurchases	1,139,205	1	6,815	—	—	—	—	6,816
Issuance of common stock for acquisition	2,561,174	3	20,590	—	—	—	—	20,593
Repayment of notes from stockholders for the exercise of stock options	—	—	—	53	—	—	—	53
Amortization of deferred stock compensation, net of cancellations	—	—	23	—	33	—	—	56

Balance at December 31, 2004	74,995,484	75	569,345	—	—	624	(519,373)	50,671
Net loss	—	—	—	—	—	—	(84,404)	(84,404)
Decrease in unrealized loss on available-for-sale securities	—	—	—	—	—	63	—	63
Change in accumulated translation adjustment	—	—	—	—	—	286	—	286

Comprehensive loss								(84,055)

Issuance of common stock under stock plans, net of repurchases	909,238	—	5,505	—	—	—	—	5,505
Issuance of common stock, net of offering costs	6,500,000	8	49,608	—	—	—	—	49,616
Issuance of common stock under the GlaxoSmithKline collaboration	1,000,000	1	8,853	—	—	—	—	8,854
Issuance of warrants to Symphony Evolution Holdings, Inc.	—	—	2,842	—	—	—	—	2,842
Stock-based compensation expense	—	—	110	—	—	—	—	110

Balance at December 31, 2005	83,404,722	84	636,263	—	—	973	(603,777)	33,543
Net loss	—	—	—	—	—	—	(101,492)	(101,492)
Decrease in unrealized loss on available-for-sale securities	—	—	—	—	—	405	—	405
Change in accumulated translation adjustment, net	—	—	—	—	—	(233)	—	(233)

Comprehensive loss								(101,320)

Issuance of common stock under stock plans, net of repurchases	1,013,998	—	8,145	—	—	—	—	8,145
Issuance of common stock, net of offering costs	11,500,000	12	90,482	—	—	—	—	90,494
Issuance of warrants to Symphony Evolution Holdings, Inc.	—	—	3,984	—	—	—	—	3,984
Exercise of Warrant	71,428		81	—	—	—	—	81
Stock-based compensation expense	—	—	17,613	—	—	—	—	17,613

Balance at December 31, 2006	95,990,148	$96	$756,568	$—	$—	$1,145	$(705,269)	$52,540

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(101,492)	$(84,404)	$(137,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,090	16,669	16,715
Loss attributed to noncontrolling interest	(21,697)	(10,406)	—
Stock-based compensation expense	17,613	110	56
Acquired in-process research and development	—	—	26,376
Amortization of intangibles	820	1,086	779
Loss on the sale of equipment	18	60	—
Other	754	602	430
Changes in assets and liabilities:
Other receivables	(15,090)	(2,801)	16
Prepaid expenses and other current assets	(645)	(1,103)	(61)
Other assets	644	(1,022)	(1,403)
Accounts payable and other accrued expenses	12,164	355	764
Other long-term liabilities	6,015	6,479	2,875
Deferred revenue	39,467	28,014	(3,138)

Net cash used in operating activities	(45,339)	(46,361)	(93,836)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(1,600)
Purchases of investments held by Symphony Evolution, Inc.	(42,338)	(40,681)	—
Proceeds on sale of investments held by Symphony Evolution, Inc.	21,290	6,642	—
Purchases of property and equipment	(11,610)	(14,357)	(12,338)
Proceeds from sale of equipment	10	186	—
Change in restricted cash and investments	3,048	3,358	(11,201)
Proceeds from maturities of marketable securities	99,641	113,598	138,158
Proceeds from sale of marketable securities	—	—	917
Purchases of marketable securities	(91,742)	(109,394)	(93,663)

Net cash provided by (used in) investing activities	(21,701)	(40,648)	20,273

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	90,482	58,468	—
Proceeds from exercise of stock options and warrants, net of repurchases	3,275	1,773	2,915
Proceeds from convertible notes	—	—	30,000
Proceeds from employee stock purchase plan	2,783	2,199	2,144
Repayment of notes from stockholders	—	—	53
Payments on capital lease obligations	(98)	(1,931)	(4,476)
Proceeds from notes payable and bank obligations	14,791	12,725	14,215
Principal payments on notes payable and bank obligations	(41,889)	(9,301)	(5,198)
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Evolution, Inc., net of fees	40,000	37,000	—

Net cash provided by financing activities	109,344	100,933	39,653

Effect of foreign exchange rates on cash and cash equivalents	(263)	(137)	(4)

Net increase (decrease) in cash and cash equivalents	42,041	13,787	(33,914)
Cash and cash equivalents, at beginning of year	81,328	67,541	101,455

Cash and cash equivalents, at end of year	$123,369	$81,328	$67,541

Supplemental cash flow disclosure:
Cash paid for interest	$2,634	$2,747	$2,886
Warrants issued in conjunction with the Symphony Evolution, Inc. financing	3,984	2,842	—

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is committed to developing innovative therapies for cancer and other serious diseases. Through our drug discovery and development activities, we are building a portfolio of novel compounds that we believe have the potential to be high-quality, differentiated pharmaceutical products. Our most advanced pharmaceutical programs focus on drug discovery and development of small molecules in cancer. We believe that our proprietary technologies and drug discovery engine are also valuable to other industries whose products can be enhanced by an understanding of DNA or proteins, including the agrochemical and agricultural industries. We also maintain operations in Germany, which are engaged in activities dedicated towards the provision of transgenic mouse generation services, tools and related licenses to the industrial and academic community.

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

In 2006, Exelixis adopted a 52- or 53-week fiscal year that ends on the last Friday in December. Fiscal year 2006, a 52-week year, ended on December 29, 2006 and fiscal year 2007, a 52-week year, will end on December 28, 2007. For convenience, references in these Consolidated Financial Statements and Notes as of and for the fiscal year ended December 29, 2006 are indicated on a calendar year basis, ending December 31, 2006.

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

Investments held by Symphony Evolution, Inc. consist of investments in money market funds. As of December 31, 2006 and 2005, we had investments held by Symphony Evolution, Inc. of $55.1 million and $34.0 million, respectively.

All marketable securities are classified as available-for-sale and are carried at fair value. We view our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified certain

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are stated at fair value based upon quoted market prices of the securities. We have classified certain investments as cash and cash equivalents and long-term marketable securities that collateralize loan balances, however they are not restricted to withdrawal, see Note 9 of the Notes to the Consolidated Financial Statements. Unrealized gains and losses on such securities, when material, are reported as a separate component of stockholders’ equity. Realized gains and losses, net, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

The following summarizes available-for-sale securities included in cash and cash equivalents, short-term and long-term marketable securities and restricted cash and investments as of December 31, 2006 and 2005 (in thousands):

December 31, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$79,745	$—	$—	$79,745
Commercial paper	102,969	24	(25)	102,968
U.S. corporate bonds	6,115	—	(2)	6,113
Government debt	21,776	—	(41)	21,735

Total	$210,605	$24	$(68)	$210,561

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash equivalents	$125,826	$24	$(13)	$125,837
Marketable securities	55,571	—	(55)	55,516
Long-term marketable securities	19,573	—	—	19,573
Restricted cash and investments	9,635	—	—	9,635

Total	$210,605	$24	$(68)	$210,561

December 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$67,384	$—	$—	$67,384
Commercial paper	34,232	7	—	34,239
U.S. corporate bonds	25,964	—	(206)	25,758
Government debt	28,165	—	(250)	27,915
Market auction securities	25,200	—	—	25,200

Total	$180,945	$7	$(456)	$180,496

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash equivalents	$85,357	$7	$—	$85,364
Marketable securities	67,698	—	(391)	67,307
Long-term marketable securities	15,143	—	—	15,143
Restricted cash and investments	12,747	—	(65)	12,682

Total	$180,945	$7	$(456)	$180,496

The following is a summary of the amortized cost and estimated fair value of marketable securities at December 31, 2006 by contractual maturity (in thousands):

	2006
	Amortized Cost	Fair Value
Mature in less than one year	$200,288	$200,244
Mature in one to three years	10,317	10,317

Total	$210,605	$210,561

The following is a summary of the estimated fair value and aggregate unrealized losses of marketable securities at December 31, 2006 and 2005 by continuous unrealized loss position (in thousands):

December 31, 2006

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial Paper	$47,027	$(25)	$—	$—
U.S. corporate bonds	1,571	(2)	4,043	—
Government debt	13,524	(41)	6,274	—

Total	$62,122	$(68)	$10,317	$—

December 31, 2005

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. corporate bonds	$6,753	$(46)	$19,005	$(159)
Government debt	10,315	(104)	14,800	(147)

Total	$17,068	$(150)	$33,805	$(306)

As of December 31, 2006, unrealized losses were primarily due to increases in interest rates. Based on the scheduled maturities of our marketable securities we have concluded that some of the unrealized losses in our investment securities are other-than-temporary. Accordingly, we recorded a non-cash impairment charge of $0.1 million in interest expense and other, net, for the year ended December 31, 2006, to write down the carrying value of these securities to fair value. We have also concluded that the remaining unrealized losses in our investment securities are not other-than-temporary and we have the intent and the ability to hold these investments for a period of time sufficient for a recovery of our cost basis.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Intangible Assets

Goodwill amounts have been recorded as the excess purchase price over tangible assets, liabilities and intangible assets acquired based on their estimated fair value, by applying the purchase method. Under GAAP, we evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. When evaluating goodwill for impairment we must determine the reporting units that exist within Exelixis, our reporting units are consistent with our operating segments. We have allocated goodwill to our reporting units based on the relative fair value of the reporting units. We also evaluate other intangible assets for impairment when impairment indicators are identified.

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

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments, including cash and cash equivalents and marketable securities, approximate fair value due to their short maturities. We have estimated the fair value of our long-term debt instruments using the net present value of the payments discounted at an interest rate that is consistent with our current borrowing rate for similar long-term debt. Based on borrowing rates currently available to us for loans and capital lease obligations with similar terms, the carrying value of our debt obligations approximates fair value, with the exception of our $85.0 million convertible loan with

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

GlaxoSmithKline and our equipment lines of credit that have an outstanding balance of $15.5 million and $12.4 million as of December 31, 2006. These items are described in further detail in Note 9 of the Notes to the Consolidated Financial Statements. We estimated the fair value of our convertible loan with GlaxoSmithKline to be $71.4 million, $72.7 million and $73.3 million as of December 31, 2006, 2005 and 2004, respectively and we estimated the fair value of our equipment line of credit to be $14.4 million and $16.5 million as of December 31, 2006 and 2005 and our new equipment line of credit to be $11.2 million as of December 31, 2006.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and investments in marketable securities. Cash equivalents and marketable securities consist of money market funds, taxable commercial paper, corporate bonds with high credit quality and U.S. government agency obligations. Investments held by Symphony Evolution, Inc. consist of investments in money market funds. All cash and cash equivalents, marketable securities and investments held by Symphony Evolution, Inc. are maintained with financial institutions that management believes are creditworthy. Other receivables are typically unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception.

The following table sets forth revenues recognized under our collaboration agreements that exceed 10% of total revenues during the years ending December 31, 2006, 2005 and 2004:

Collaborator	2006	2005	2004
GlaxoSmithKline	28%	37%	30%
Bristol-Myers Squibb	22%	7%	19%
Sankyo	15%	1%	2%
Wyeth	14%	0%	0%
Genoptera	0%	32%	27%

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

We enter into corporate collaborations under which we may obtain up-front license fees, research funding, and contingent milestone payments and royalties. We evaluate whether the delivered elements under these arrangements have value to our collaboration partner on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered item exists. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a combined unit of accounting, non-refundable up-front fees and milestones are recognized in a manner consistent with the final deliverable, which is generally ratably over the research period.

Milestone payments are non-refundable and recognized as revenues over the period of the research arrangement. This typically results in a portion of the milestone being recognized at the date the milestone is

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Net Loss Per Share

Basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock because their effect is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of our convertible loans.

The following table sets forth potential shares of common stock that are not included in the computation of diluted net loss per share because to do so would be antidilutive for the year ended December 31, 2006:

Options to purchase common stock	17,210,626
Conversion of loans	10,769,781
Warrants	1,500,000

29,480,407

In addition, if we decide to exercise our option to repurchase our product candidates XL784, XL647 and XL999 from Symphony Evolution, we may issue a substantial number of shares in satisfaction of the purchase price. The Symphony Evolution transaction is described in further detail in Note 4 of the Notes to the Consolidated Financial Statements.

Foreign Currency Translation

Exelixis’ subsidiary located in Germany operates using the local currency as the functional currency. Accordingly, all assets and liabilities of this subsidiary are translated using exchange rates in effect at the end of

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the period, and revenues and expenses are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income.

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

We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, companies are required to estimate the expected term of the option for input to an option-pricing model. We estimate the term using historical data and peer data. We recognize compensation expense on a straight-line basis over the requisite service period. We have elected to use the simplified method to calculate the beginning pool of excess tax benefits as described in FASB FSP 123(R)-3.

Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense is recognized in our financial statements for the stock options granted to employees, which had an exercise price equal to the fair value of the underlying common stock on the date of grant. We have employee and director stock option plans that are more fully described in Note 10 of the Notes to the Consolidated Financial Statements.

Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) plus the results of certain stockholders’ equity changes, which are comprised of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments, not reflected in the consolidated statement of operations.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net loss	$(101,492)	$(84,404)	$(137,245)
Increase (decrease) in unrealized gains on available-for-sale securities	331	63	(737)
Reclassification for unrealized losses on marketable securities recognized in earnings	74	—	—
Increase (decrease) in cumulative translation adjustment	(233)	286	(575)
Reclassification adjustment for gains from cumulative currency translation	—	—	228

Comprehensive loss	$(101,320)	$(84,055)	$(138,329)

The components of accumulated other comprehensive income are as follows (in thousands):

	December 31,
	2006	2005	2004
Unrealized losses on available-for-sale securities	$(44)	$(449)	$(512)
Cumulative translation adjustment	1,189	1,422	1,136

Accumulated other comprehensive income	$1,145	$973	$624

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. We reclassified certain amounts from cash and cash equivalents to long-term marketable securities related to debt collateralization.

Recent Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us in the first quarter of fiscal 2007. As of December 31, 2006, we have federal and state net operating loss and credit carryforwards of approximately $963.2 million that may be subject to annual limitation, due to certain substantial changes in ownership, under the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss and credit carryforwards before utilization. As of December 31, 2006, all of our deferred tax assets have been fully offset by a valuation allowance because the realization of these assets is dependent upon future earnings. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition. Because our deferred tax assets are fully offset by a valuation allowance, we do not expect the adoption of FIN 48 to have a material effect on our results of operations.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2. ACQUISITIONS

X-Ceptor Therapeutics

In October 2004, we completed the acquisition of X-Ceptor Therapeutics, Inc. (“X-Ceptor”). X-Ceptor, was privately held company located in San Diego, California, focused on the discovery and development of small molecules that modulate nuclear hormone receptors. The transaction was accounted for as an acquisition of assets. The total consideration for the acquisition was $25.7 million, which consisted of 2.6 million shares of our common stock, $2.9 million in cash, and $2.3 million in transaction costs. The transaction costs included financial advisory, legal, accounting and other fees.

We allocated the purchase price to X-Ceptor’s tangible assets, liabilities and intangible assets such as assembled workforce and acquired in-process research and development. Independent valuation experts assisted us during the valuation of the intangible assets acquired. The $2.6 million of tangible assets acquired are comprised of $1.2 million of property and equipment, net of accumulated depreciation, $1.0 million of prepaid expenses and other assets and $0.4 million in cash and cash equivalents. The $3.9 million in liabilities assumed as part of the acquisition are comprised of $1.1 million in accounts payable and accrued expenses, $1.8 million in bank obligations and $1.0 million in deferred revenues. The acquired assembled workforce includes the estimated cost to replace existing employees, including recruiting and training costs. We amortized the value assigned to the assembled workforce of $1.1 million on a straight-line basis over an estimated useful life of two years. This asset was fully amortized as of December 31, 2006.

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

In December 2005, we entered into a license agreement with Wyeth Pharmaceuticals Division (“Wyeth”). We granted to Wyeth an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate FXR. In December 2005, we entered into a collaboration agreement with Bristol-Myers Squibb Company (“Bristol-Myers Squibb” or “BMS”) for the discovery, development and commercialization of novel therapies targeted against LXR. Additionally in March 2006, we entered into a

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

collaboration agreement with Sankyo Company, a wholly owned subsidiary of Daiichi Sankyo Company, Limited (“Sankyo”). These agreements are described in further detail in Note 3 of the Notes to the Consolidated Financial Statements.

Agrinomics

In July 1999, Exelixis Plant Sciences and Bayer CropScience formed Agrinomics LLC to conduct a research, development and commercialization programs in the field of agricultural functional genomics. As a result of our acquisition of Exelixis Plant Sciences in 2000, we owned a 50% interest in Agrinomics, while Bayer CropScience owned the remaining 50% interest. In May 2004, we purchased from Bayer CropScience its 50% interest in Agrinomics in exchange for our release of all future obligations of Bayer CropScience to Agrinomics under the joint venture agreement and we granted license rights to the research, development and commercialization program in the field of agricultural functional genomics held by Agrinomics. The primary reason for the transfer was to allow both Bayer CropScience and us to develop the technology of the joint venture independently. As there is no readily determinable fair market value for Bayer CropScience’s 50% interest in Agrinomics or Bayer CropScience’s future obligations, if any, under the Agrinomics joint venture agreement, we recorded this acquisition of a business as a non-monetary transaction. Accordingly, for accounting purposes, the purchase price was deemed to be zero.

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

NOTE 3. RESEARCH AND COLLABORATION AGREEMENTS

Bristol-Myers Squibb

In September 1999, Exelixis entered into a three-year research and technology transfer agreement with Bristol-Myers Squibb to identify the mechanism of action of compounds delivered to us by BMS. In July 2002, the agreement was extended for an additional two years. Under the terms of the agreement, we received a $0.3 million technology access fee and annual research funding ranging from $1.3 million to $2.5 million over the research term. We can also earn additional amounts under the agreement upon the achievement of certain milestones as well as earn royalties on the future sale by BMS of human products incorporating compounds developed under the agreement. The agreement also includes technology transfer and licensing terms which call for BMS and us to license and share certain core technologies in genomics and lead optimization. In accordance with the terms of the two-year extension, this agreement expired in July 2004.

In July 2001, we entered into a cancer collaboration agreement with BMS. Under the terms of the collaboration, BMS paid Exelixis a $5.0 million upfront license fee and agreed to provide Exelixis with $3.0 million per year in research funding for a minimum of three years. In December 2003, the cancer collaboration was extended until January 2007, at which time BMS elected to continue the collaboration until July 2009. The goal of the extension is to increase the total number and degree of validation of cancer targets that we will deliver to BMS. Each company will maintain the option to obtain exclusive worldwide rights to equal numbers of validated targets arising from the collaboration. Under the terms of the extended collaboration, BMS provided us with an upfront payment and will provide increased annual research funding and milestones on certain cancer

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

targets arising from the collaboration that progress through specified stages of validation. We will also be entitled to receive milestones on compounds in the event of successful clinical and regulatory events and royalties on commercialized products.

In December 2005, Exelixis entered into a collaboration agreement with BMS, which became effective in January 2006, for the discovery, development and commercialization of novel therapies targeted against LXR, a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. This agreement became effective in January 2006, at which time Exelixis granted BMS an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR. During the research term, Exelixis and BMS expect to jointly identify drug candidates that are ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by BMS, BMS will be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and sales/marketing activities for the selected drug candidate and we do not have rights to reacquire such drug candidates.

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

In December 2006, Exelixis entered into a worldwide collaboration with BMS, which became effective in January 2007. This new collaboration agreement is described in further detail in Note 14 of the Notes to the Consolidated Financial Statements.

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

Under the agreement, Genentech will have primary responsibility in the field of cancer for research and development activities as well as rights for commercialization of any products to which we have no contractual reacquisition rights. In the fields of inflammatory disease and in the field of tissue growth and repair, we will initially have primary responsibility for research activities and after the expiration of the research term, we will have the option to elect to share a portion of the costs and profits associated with the development, manufacturing and commercialization of products in one of these fields. The research term under the agreement is three years and may be extended upon mutual consent for one-year terms. For all products under the agreement that are not elected as cost or profit sharing products, we may receive milestone and royalty payments.

In December 2006, Exelixis entered into a worldwide co-development agreement with Genentech for the development and commercialization of XL518, a small-molecule inhibitor of MEK. Genentech paid upfront and milestone payments of $25.0 million in December 2006 and $15.0 million in January 2007 upon signing of the agreement and with the submission of an IND for XL518, respectively. We expect to recognize the upfront and milestone payments as revenue over the estimated research term of three years.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the terms of the agreement, we are responsible for developing XL518 through the end of a Phase I clinical study at which point Genentech has the option to co-develop XL518. If Genentech exercises its option to co-develop XL518 we will be entitled to receive an opt-in payment and we will be required to grant to Genentech an exclusive worldwide revenue-bearing license to XL518. Genentech will be responsible for all further development and development costs of XL518 and we will share equally in the U.S. commercialization costs. On an annual basis we are entitled to an initial equal share of U.S. profits and losses, which will decrease as sales increase, and we are also entitled to royalties on non-U.S. sales.

Sankyo Company

In March 2006, Exelixis and Sankyo Company entered into a collaboration agreement for the discovery, development and commercialization of novel therapies targeted against MR, a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic diseases. Under the terms of the agreement, we granted to Sankyo an exclusive, worldwide license to certain intellectual property primarily relating to compounds that modulate MR. After completion of the research term, Sankyo will be responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds and we do not have rights to reacquire such compounds.

Sankyo paid us a nonrefundable upfront payment in the amount of $20.0 million and is obligated to provide research and development funding of $3.8 million over a 15-month research term. Exelixis and Sankyo may mutually agree to extend the research term for an additional two years. The upfront payment and research and development funding will be recognized as revenue over the initial 15-month research term, which commenced on April 1, 2006. For each product from the collaboration, we are also entitled to receive payments upon attainment of pre-specified development, regulatory and commercialization milestones. In addition, we are also entitled to receive royalties on any sales of certain products commercialized under the collaboration. Sankyo may terminate the agreement upon 90 days’ written notice in which case Sankyo’s payment obligations will cease, its license relating to compounds that modulate MR will terminate and revert to us, and we will receive, subject to certain terms and conditions, licenses from Sankyo to research, develop and commercialize compounds that were discovered under the agreement.

Wyeth Pharmaceuticals

In December 2005, Exelixis and Wyeth entered into a license agreement related to compounds targeting FXR, a nuclear hormone receptor implicated in a variety of metabolic and liver disorders. Under the terms of the agreement, we have granted to Wyeth an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate FXR. Wyeth paid us a nonrefundable upfront payment in the amount of $10.0 million and we received $4.5 million in November 2006 for achieving a development milestone. Wyeth is obligated to pay additional development and commercialization milestones of up to $143.0 million, as well as royalties on sales of any products commercialized by Wyeth under the agreement. Substantially all the upfront and milestone payments were recognized as revenue in 2006. Wyeth will be responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds.

Helsinn Healthcare

In June 2005, Exelixis and Helsinn Healthcare S.A. (“Helsinn”) entered into a license agreement for the development and commercialization of XL119 (becatecarin). Helsinn paid us a nonrefundable upfront payment in the amount of $4.0 million and was obligated to pay development and commercialization milestones, as well as royalties on worldwide sales. The upfront payment was recognized as revenue during 2005. Helsinn assumed

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

all costs incurred for the ongoing multi-national Phase III clinical trial for XL119 after the execution of the license agreement.

In May 2006, we supplied Helsinn with certain clinical trial materials in order for Helsinn to maintain enrollment in the Phase III clinical trial for XL119. Helsinn’s acceptance of the clinical trial materials triggered a $4.0 million milestone payment, which was received and recognized as revenue in June 2006. In November 2006, Helsinn discontinued the XL119 Phase III clinical trial program.

Bayer

In May 1998, Exelixis entered into a six-year research collaboration agreement with Bayer Corporation (“Bayer”) to identify novel screening targets for the development of new pesticides for use in crop protection. We received a $1.2 million license fee upon execution of the agreement that was recognized as revenue over the term of the agreement.

In December 1999, we expanded our relationship with Bayer by forming a joint venture in the form of a new limited liability company, Genoptera LLC (“Genoptera”). Under the terms of the Genoptera operating agreement, Bayer provided 100% of the capital necessary to fund the operations of Genoptera and had the ability to control the entity with a 60% ownership interest and we owned the other 40% interest in Genoptera and we reported our investment in Genoptera using the equity method of accounting. Bayer’s initial capital contributions to Genoptera were $10.0 million in January 2000 and another $10.0 million in January 2001. Bayer also contributed cash to Genoptera in amounts necessary to fund its ongoing operating expenses. Genoptera incurred losses since inception. Since the carrying value of the investment remained at zero and we had no obligation to fund future losses, we did not record any equity method losses for Genoptera.

In January 2000, Exelixis, Bayer and Genoptera entered into an exclusive eight-year research collaboration agreement, which superseded the 1998 agreement discussed above. We were required to provide Genoptera with expanded research services focused on developing insecticides and nematicides for crop protection. Under the terms of the collaboration agreement, Genoptera paid us a $10.0 million license fee and a $10.0 million research commitment fee, which we received in January 2000 and January 2001, respectively. Additionally, Genoptera was required to pay us $10.0 million in annual research funding.

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

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In January 2005, we amended the terms of our collaboration with GlaxoSmithKline. Under the amended PDA, GlaxoSmithKline selected a modified program election through which the focus of the collaboration is shifted to 12 internal programs at various stages of development (XL784, XL647, XL999, XL880, XL184, XL820, XL844, XL281, XL418, XL228 and two earlier stage oncology programs). Each program centers on compounds that are directed against one or more targets identified in the collaboration. Under the modified program, GlaxoSmithKline has the right to select from these programs up to two compounds at proof-of-concept (completion of Phase IIa clinical trial) or three compounds if GlaxoSmithKline extends the collaboration. If GlaxoSmithKline selects three compounds, we could receive significant acceptance milestones. The actual amount of acceptance milestones that we receive from GlaxoSmithKline will depend on the number of compounds selected and the timing of the selection of the compounds. Prior to the end of a specified development term, GlaxoSmithKline retains exclusivity rights to the 32 specified targets that are encompassed by the 12 programs. However, we retain rights to all compounds not encompassed by the 12 programs selected by GlaxoSmithKline and may work on any targets with the exception of the 32 targets subject to GlaxoSmithKline’s exclusivity rights.

In May 2005, we filed the third of three INDs required by the amended PDA to achieve a $30.0 million milestone, which we received from GlaxoSmithKline in May 2005. The revenue from this milestone is being recognized over the term of the amended PDA on a straight-line basis from January 2005 to November 2009. In return for the new $30.0 million milestone, GlaxoSmithKline will receive a $30.0 million credit and a specified reduction against the first acceptance milestone as well as a temporary reduction in the royalty rate it owes us on net sales of products developed under the collaboration. In May 2005, we submitted two new development candidates to GlaxoSmithKline, thereby triggering an additional $5.0 million milestone, which we received in May 2005. We may also receive additional development related milestones and royalties on product sales and have certain co-promotion rights to products in North America. In addition, under the amended PDA, GlaxoSmithKline agreed to provide research funding of $47.5 million over the remaining three-year term of the collaboration, of which we have received $30.0 million through 2006.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The terms of the amended PDA allow us to use third-party financing vehicles to fund the further clinical development of our compounds XL784, XL647 and XL999 but any such compounds developed through clinical financing vehicles continue to be subject to GlaxoSmithKline’s compound selection rights. In June 2005, we entered into a transaction to fund the clinical development of XL784, XL647 and XL999 through Symphony Evolution, a third-party financing vehicle. This is described in further detail in Note 4 of the Notes to the Consolidated Financial Statements.

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

NOTE 4. SYMPHONY EVOLUTION

On June 9, 2005 (the “Closing Date”), we entered into a series of related agreements providing for the financing of the clinical development of XL784, XL647 and XL999 (the “Programs”). Pursuant to the agreements, Symphony Evolution, Inc. (“SEI”) invested $80.0 million to fund the clinical development of these Programs and we have licensed to SEI our intellectual property rights related to these Programs. SEI is a wholly owned subsidiary of Symphony Evolution Holdings LLC (“Holdings”), which provided $40.0 million in funding to SEI at closing, and an additional $40.0 million in June 2006. We continue to be primarily responsible for the development of the Programs in accordance with specified development plans and related development budgets.

In accordance with FIN 46R, we have determined that SEI is a variable interest entity for which we are the primary beneficiary. As a result, we will include the financial condition and results of operations of SEI in our consolidated financial statements. Accordingly, we have deducted the losses attributable to the noncontrolling interest in SEI from our net loss in the consolidated statement of operations and we have also reduced the noncontrolling interest holders’ ownership interest in SEI in the consolidated balance sheet by SEI’s losses. For the year ended December 31, 2006 and 2005, the losses attributed to the noncontrolling interest holders were $21.7 million and $10.4 million, respectively. We also reduced the noncontrolling interest holders’ ownership

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

interest in SEI in the consolidated balance sheet by: (i) a $3.0 million structuring fee that we incurred in connection with the closing of the SEI transaction, (ii) a $2.8 million value assigned to the warrants that were issued to Holdings upon closing, and (iii) a $4.0 million value assigned to the warrants that were issued to Holdings in June 2006.

Pursuant to the agreements, we have received an exclusive purchase option (the “Purchase Option”) that gives us the right to acquire all of the equity of SEI, thereby allowing us to reacquire all of the Programs. The Purchase Option was amended in December 2006 to allow us, at our election, to pay up to 100% of the purchase option exercise price in shares of our common stock. Under the original terms of the purchase option, we were only entitled to pay up to 33% of the purchase option exercise price in shares. This Purchase Option is exercisable at any time, until the earlier of June 9, 2009 or the 90th day after the date that SEI provides us with financial statements showing cash and cash equivalents of less than $5.0 million at an exercise price equal to the sum of: (i) the total amount of capital invested in SEI by Holdings and (ii) an amount equal to 25% per year on such funded capital (with respect to the initial funded capital, compounded from the Closing Date and, with respect to the second draw amount, compounded from the second draw date). The Purchase Option exercise price may be paid in cash, our common stock or in a combination of cash and our common stock, at our sole discretion.

Pursuant to the agreements, we issued to Holdings a five-year warrant to purchase 750,000 shares of our common stock at $8.90 per share in June 2005. We issued an additional five-year warrant to purchase 750,000 shares of our common stock at $8.90 per share in connection with the additional $40.0 million in funding in June 2006. In addition, if the Purchase Option expires unexercised at the four-year anniversary of the Closing Date, we are obligated to issue to Holdings an additional warrant to purchase 500,000 shares of our common stock at a price per share equal to 125% of the market price of our common stock at the time of expiration of the Purchase Option, with a five-year term. The warrants issued upon closing were assigned a value of $2.8 million and the warrants issued in June 2006 were assigned a value of $4.0 million in accordance with the Black-Scholes option valuation methodology and we recorded these values as a reduction to the noncontrolling interest in SEI. Pursuant to the agreements, we have no further obligation beyond the items described above and we have no obligation to the creditors of SEI as a result of our involvement with SEI.

The Programs are subject to our collaboration with GlaxoSmithKline, and GlaxoSmithKline may continue to select at proof-of-concept for further development one or more of the Programs licensed to SEI, in which case we would have to repurchase the Programs through the exercise of our Purchase Option. Under the terms of the amended PDA, GlaxoSmithKline has agreed to increase the acceptance milestones for the programs that are funded through SEI.

NOTE 5. RELATED PARTY TRANSACTIONS

For the years ended, December 31, 2005 and 2004, we recognized revenues of $24.0 million and $14.4 million, respectively, under a collaboration agreement with Bayer through our joint venture with Genoptera. The $24.0 million recognized in 2005 was primarily related to the recognition of $21.1 million in revenues from the acceleration of upfront payments, milestones and a termination payment associated with the termination of our Genoptera collaboration. We also recognized revenues of $0.9 million under the Agrinomics joint venture for the year ended December 31, 2004. In May 2004, we acquired the remaining 50% interest in Agrinomics from Bayer.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005
Laboratory equipment	$63,490	$56,572
Computer equipment and software	17,890	14,916
Furniture and fixtures	5,182	4,915
Leasehold improvements	21,817	18,591
Construction-in-progress	1,264	2,617

	109,643	97,611
Less accumulated depreciation and amortization	(77,349)	(62,034)

	$32,294	$35,577

The equipment under our capital leases collateralizes the related lease obligations. For the years ended December 31, 2006 and 2005, we had equipment under our capital leases and corresponding accumulated amortization of the following (in thousands):

	December 31,
	2006	2005
Equipment under capital leases	$—	$1,545
Less accumulated depreciation and amortization	—	(1,189)

	$—	$356

Amortization expense related to the capital leases is included with depreciation expense. For the years ended, December 31, 2006, 2005 and 2004, we recorded depreciation expense of $15.3 million, $13.9 million and $13.6 million, respectively.

NOTE 7. GOODWILL AND OTHER ACQUIRED INTANGIBLES

Our annual goodwill impairment test date is performed at the beginning of the fourth quarter of every year. Following this approach, we monitor asset-carrying values as of October 1 and on an interim basis if events or changes in circumstances occur we assess whether there is a potential impairment and complete the measurement of impairment, if required. To date, our annual impairment tests have not resulted in impairment of recorded goodwill. Intangible asset components listed below have been amortized using the straight-line method over the assets estimated useful life.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of our other acquisition-related intangible assets are as follows (in thousands):

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$1,240	$(1,240)	$—
Patents and core technology	4,323	(1,718)	2,605
Assembled workforce	1,100	(1,100)	—

Total	$6,663	$(4,058)	$2,605

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$1,240	$(1,148)	$92
Patents and core technology	4,323	(1,429)	2,894
Assembled workforce	1,100	(661)	439

Total	$6,663	$(3,238)	$3,425

The expected future annual amortization expense of the other acquisition-related intangible assets is as follows (in thousands):

Year Ending December 31,
2007	$288
2008	288
2009	288
2010	288
2011	288
Thereafter	1,165

Total expected future amortization	$2,605

NOTE 8. RESTRUCTURING CHARGES

2004 Restructuring Charges

During the second quarter of 2004, we implemented a restructuring and consolidation of our research and discovery organizations. We accounted for the restructuring activity in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The restructuring included a reduction in force of 62 employees, the majority of which were research personnel located in South San Francisco, California. We recorded a restructuring charge of $1.7 million during the second quarter of 2004 comprised primarily of involuntary termination benefits. As of December 31, 2005, all amounts under this restructuring liability had been fully paid.

2003 Restructuring Charges

During the third quarter of 2003, we implemented a worldwide restructuring of our research and development organization designed to reallocate resources and enhance the efficiency of our operations. The

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

restructuring included a reduction in force of 61 research personnel located in South San Francisco, California and Tübingen, Germany, closure of our Tübingen location, and relocation of certain research activities and employees from Tübingen to South San Francisco. We recorded a cumulative charge of $1.5 million in accordance with SFAS 146, of which $0.5 million and $1.0 million was recorded during the years ended December 31, 2004 and 2003, respectively. The restructuring plan was substantially complete as of March 31, 2004. This charge primarily consists of severance payments, retention bonuses, relocation costs, lease buyout costs and legal and outplacement services fees. As of December 31, 2005, all amounts under this restructuring liability had been fully paid.

NOTE 9. DEBT

Our debt consists of the following (in thousands):

	December 31,
	2006	2005
GlaxoSmithKline convertible loans	$85,000	$85,000
Bank equipment lines of credit	36,653	33,751
PDL BioPharma convertible promissory note	—	30,000

	121,653	148,751
Less: current portion	(13,579)	(41,893)

Long-term debt	$108,074	$106,858

Under the LSA executed in connection with the GlaxoSmithKline collaboration, GlaxoSmithKline provided a loan facility of up to $85.0 million for use in our efforts under the collaboration. We borrowed $25.0 million under that agreement in December 2002, an additional $30.0 million in December 2003 and the remaining $30.0 million in 2004. All loan amounts bear interest at a rate of 4.0% per annum and are secured by the intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest becomes due in installments, beginning on or about the sixth anniversary of the collaboration, unless the collaboration is earlier terminated by GlaxoSmithKline. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of Exelixis’ common stock at fair market value, subject to certain conditions. This loan facility also contains financial covenants pursuant to which our working capital (the amount by which our current assets exceed our current liabilities as defined by the agreement) must not be less than $25.0 million and our cash and investments (total cash and cash equivalents and investments as defined by the agreement, which excludes restricted cash and investments) must not be less than $50.0 million. As of December 31, 2006, we were in compliance with these covenants.

In May 2001, we entered into a two-year collaboration to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer with PDL BioPharma, Inc. (“PDL”). This collaboration was successfully completed on schedule in May 2003. In May 2001, we issued a $30.0 million convertible promissory note to PDL in connection with the collaboration agreement. The note bore interest at 5.75% and was payable annually. The note matured and was paid in full in May 2006.

In May 2002, we entered into a loan and security agreement with a bank for an equipment line of credit of up to $16.0 million with a draw down period of one year. Each draw on the line of credit has a payment term of 48 months and bears interest at the bank’s published prime rate (7.8% at December 31, 2006). We extended the draw down period on the line-of-credit for an additional year in June 2003 and increased the principal amount of the line of credit from $16.0 million to $19.0 million in September 2003. Pursuant to the terms of this line of credit, we are required to maintain a first priority security interest in the form of a deposit or securities account at

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the bank equal to 100% of the outstanding obligation under the line of credit. As of December 31, 2006, the collateral balance was $2.3 million and we recorded this amount in the accompanying consolidated balance sheet as cash and cash equivalents and long-term marketable securities as the securities are not restricted as to withdrawal. This equipment line of credit was fully drawn as of December 31, 2004. The outstanding obligation under the line of credit as of December 31, 2006 and 2005 was $1.6 million and $6.1 million, respectively.

In December 2004, we entered into a loan modification agreement to the loan and security agreement originally entered into in May 2002. The terms associated with the original $16.0 million line of credit under the May 2002 agreement were not modified. The loan modification agreement provides for an additional equipment line of credit in the amount of up to $20.0 million with a draw down period of one year. Pursuant to the terms of the modified agreement, we were required to make interest only payments through February 2006 at an annual rate of 0.70% on all outstanding advances. Beginning in March 2006, we are required to make 48 equal monthly installment payments of principal plus accrued interest, at an annual rate of 0.70%. The loan facility is secured by a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. As of December 31, 2006, the collateral balance was $16.4 million, and we recorded this amount in the accompanying consolidated balance sheet as cash and cash equivalents and long-term marketable securities as the deposit account is not restricted as to withdrawal. This equipment line of credit was fully drawn as of December 31, 2006. The outstanding obligation under the line of credit as of December 31, 2006 and 2005 was $15.5 million and $17.6 million, respectively.

In December 2006, we entered into a loan modification agreement to the loan and security agreement originally entered into in May 2002. The terms associated with the original line of credit under the May 2002 agreement and December 2004 loan modification agreement were not modified. The December 2006 loan modification agreement provides for an additional equipment line of credit in the amount of up to $25.0 million with a draw down period of approximately one year. Each advance must be repaid in 48 equal, monthly installments of principal, plus accrued interest, at an annual rate of 0.85% fixed and is subject to a prepayment penalty of 1.0%. The loan facility is secured by a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. We had drawn down $12.4 million from this equipment line as of December 31, 2006. The collateral balance of $12.4 million was recorded in the accompanying consolidated balance sheet as cash and cash equivalents and long-term marketable securities as the deposit account is not restricted as to withdrawal. The outstanding obligation under the line of credit as of December 31, 2006 was $12.4 million.

In December 2003, we entered into a credit agreement with a bank for an equipment line of credit of up to $15.0 million with a draw down period of one year. During the draw down period, we made interest only payments on outstanding balances. At the end of the draw down period, the outstanding balance converted to a 48-month term loan. The outstanding principal balance bears interest at LIBOR plus 0.625% (6.0% at December 31, 2006). This equipment line of credit had been fully drawn as of December 31, 2004. Of the $15.0 million draw down, $1.6 million was in the form of an irrevocable stand by letter of credit. This letter of credit is in lieu of a security deposit for one of our South San Francisco facilities. Pursuant to the terms of the line of credit, we are required to maintain a securities account at the bank equal to at least 100% of the outstanding principal balance. As of December 31, 2006, the collateral balance was $8.6 million, and we recorded this amount in the balance sheet as restricted cash and investments as the securities are restricted as to withdrawal. The outstanding obligation under the line of credit as of December 31, 2006 and 2005 was $7.0 million and $10.1 million, respectively.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate future principal payments of our total long-term debt as of December 31, 2006 are as follows (in thousands):

Year Ending December 31,
2007	$13,579
2008	39,521
2009	36,192
2010	32,326
2011	35
Thereafter	—

121,653
Less current portion	(13,579)

$108,074

NOTE 10. COMMON STOCK AND WARRANTS

Stock Repurchase Agreements

Under the terms of our stock option agreements for options granted to employees before December 9, 2004, options are exercisable when granted, and, if exercised, the related shares are subject to repurchase upon termination of employment. Repurchase rights lapse over the vesting periods, which are generally four years. Should the employment of the holders of common stock subject to repurchase terminate prior to full vesting of the outstanding shares, we may repurchase all unvested shares at a price per share equal to the original exercise price. At December 31, 2006 and 2005 no shares were subject to repurchase terms and as of December 31, 2004 we had 19 shares subject to repurchase terms. On December 9, 2004, Exelixis’ Board of Directors adopted a new stock option agreement under our 2000 Equity Incentive Plan pursuant to which we may grant options that may not be exercised early. Stock option grants after December 9, 2004 under our 2000 Equity Incentive Plan are generally made pursuant to the new option agreement and do not permit early exercise of options.

On December 9, 2005, Exelixis’ Board of Directors adopted a Change in Control and Severance Benefit Plan (the “Plan”) for executives and certain non-executives. Eligible Plan participants includes Exelixis employees with the title of vice president and higher. If a participant’s employment with Exelixis is terminated without cause during a period commencing one month before and ending thirteen months following a change in control, then the Plan participant is entitled to have the vesting of all of his stock options accelerated with the exercise period being extended to no more than one year.

In October 2006, we completed a public offering of 11.5 million shares of our common stock under an effective registration statement, at a price of $8.40 per share, for gross proceeds of $96.6 million. We received approximately $90.5 million in net proceeds after deducting underwriting fees of $5.8 million and offering expenses of approximately $0.3 million.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Warrants

We have granted warrants to purchase shares of capital stock to third parties in connection with financing arrangements. At December 31, 2006, the following warrants to purchase common stock were outstanding and exercisable:

Date Issued	Exercise Price per Share	Expiration Date	Number of Shares
June 9, 2005	$8.90	June 9, 2010	750,000
June 9, 2006	$8.90	June 9, 2011	750,000

			1,500,000

Reserved Shares

At December 31, 2006, common stock reserved for future issuance is as follows:

Outstanding common stock options	17,210,626
Common stock available for grant under our stock option plans	12,104,396
Common stock available for grant under the 401(k) plan	149,152
Common stock issuable upon conversion of loans	10,769,781
Common stock available for grant under the 2000 Employee Stock Purchase Plan	1,493,230
Warrants	1,500,000

43,227,185

NOTE 11. EMPLOYEE BENEFIT PLANS

Stock Option Plans

We have several stock option plans under which we have granted incentive stock options and non-qualified stock options to employees, directors and consultants. The Board of Directors or a designated Committee of the Board is responsible for administration of our employee stock option plans and determines the term, exercise price and vesting terms of each option. In general, our options have a four-year vesting term, an exercise price equal to the fair market value on the date of grant, and a ten year life from the date of grant (five years for incentive stock options granted to holders of more than 10% of Exelixis’ voting stock).

Stock Purchase Plan

In January 2000, we adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each six month purchase period. Compensation expense related to our ESPP for 2006 was $0.9 million. As of December 31, 2006, we had 1.5 million shares available for grant under our ESPP. We issued 376,544 shares, 377,322 shares and 312,552 shares of common stock during 2006, 2005 and 2004, respectively, pursuant to the ESPP at an average price per share of $7.42, $5.83 and $6.83, respectively.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, we generally recognized compensation expense only when we granted options with a

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term. Also, we provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to our stock-based compensation.

The following table illustrates the effect on net loss and loss per share for 2005 and 2004, had we applied the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
Net loss:
As reported	$(84,404)	$(137,245)
Add: Stock-based employee compensation expense (reversal) included in reported net loss	(5)	56
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(11,912)	(16,028)

Pro forma	$(96,321)	$(153,217)

Net loss per share (basic and diluted):
As reported	$(1.07)	$(1.89)

Pro forma	$(1.22)	$(2.11)

We adopted Statement SFAS 123R effective January 1, 2006, which requires the recognition of stock-based compensation at fair value in our consolidated statements of operations. We adopted SFAS 123R under the modified prospective method and therefore we have not restated results for prior periods. Under the modified prospective method, we recorded compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated using the Black-Scholes option pricing model. We recognize compensation expense on a straight-line basis over the requisite service period.

The impact on both basic and diluted earnings per share in fiscal 2006 was $0.20 per share. We recognize stock-based compensation expense net of estimated forfeitures in order to only recognize the expense for the shares expected to vest over the requisite service period of the award, which is generally the option vesting term of four years. We estimated the forfeiture rate for 2006 based on our historical experience, at an annual rate of 3.9%.

Employee stock-based compensation expense under SFAS 123R was allocated as follows (in thousands):

Year Ended December 31, 2006
Research and development expense	$11,170
General and administrative expense	6,278

Total employee stock-based compensation expense	$17,448

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We use the Black-Scholes option pricing model to value our stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. However, only for options granted during 2005, we used the “simplified” method to estimate the expected term as outlined in Staff Accounting Bulletin No. 107. The simplified method establishes an estimate of the expected term as the mid-point between the vesting term and the maximum contractual term. We considered implied volatility as well as our historical volatility in developing our estimate of expected volatility. The fair value of employee share-based payments awards was estimated using the following assumptions and weighted average fair values:

	Stock Options
	2006	2005	2004
Weighted average grant-date fair value	$5.26	$5.67	$4.77
Risk-free interest rate	4.42%	4.25%	3.11%
Dividend yield	0%	0%	0%
Volatility	64%	66%	72%
Expected life	4.7 years	6.2 years	4 years

	ESPP
	2006	2005	2004
Weighted average grant-date fair value	$2.72	$2.24	$2.46
Risk-free interest rate	4.69%	2.74%	1.11%
Dividend yield	0%	0%	0%
Volatility	53%	56%	63%
Expected life	6 months	6 months	6 months

A summary of all option activity was as follows for the following fiscal years ended December 31:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2003	10,906,742	$12.65
Granted	3,327,405	8.33
Exercised	(614,865)	4.74
Cancelled	(2,085,427)	12.64

Options outstanding at December 31, 2004	11,533,855	11.74
Granted	3,869,375	8.78
Exercised	(302,264)	5.80
Cancelled	(1,943,535)	13.53

Options outstanding at December 31, 2005	13,157,431	10.73
Granted	5,441,225	9.40
Exercised	(426,221)	7.46
Cancelled	(961,809)	11.73

Options outstanding at December 31, 2006	17,210,626	$10.34	7.4 years	$8,758,832

Exercisable at December 31, 2006	9,245,535	$11.35	5.6 years	$8,030,299

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2006, a total of 12,104,396 shares were available for grant under our stock option plans.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2006 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. Total intrinsic value of options exercised was $1.3 million, $0.4 million and $1.1 million for 2006, 2005 and 2004, respectively. Total fair value of options vested and expensed in 2006 was $16.5 million.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Outstanding and Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable	Weighted Average Exercise Price
$0.27 - $0.40.	66,530	2.4	$0.28	66,530	$0.28
$1.33 - $1.34	6,114	3.0	1.33	6,114	1.33
$3.35 - $4.95	94,810	4.4	4.88	94,810	4.88
$5.05 - $7.56	2,531,166	6.7	6.67	2,327,707	6.62
$7.65 - $11.47	11,555,279	8.4	9.12	3,847,047	8.93
$11.50 - $16.99	2,121,112	4.7	15.17	2,067,712	15.26
$18.81 - $24.25	479,832	3.9	19.70	479,832	19.70
$29.75 - $40.50	324,483	3.6	37.61	324,483	37.61
$45.00 - $47.00	31,300	3.6	46.60	31,300	46.6

	17,210,626	7.4	$10.34	9,245,535	$11.35

We had 8.6 million stock options exercisable with a weighted average exercise price of $11.72 at December 31, 2005 and 10.3 million stock options exercisable with a weighted average exercise price of $12.10 at December 31, 2004.

As of December 31, 2006, $40.1 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.9 years. Cash received from option exercises and purchases under the ESPP in 2006 was $6.0 million.

401(k) Plan

We sponsor a 401(k) Retirement Plan whereby eligible employees may elect to contribute up to the lesser of 20% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) Plan permits Exelixis to make matching contributions on behalf of all participants. Beginning in 2002, we matched 50% of the first 4% of participant contributions into the 401(k) Plan in the form of Exelixis stock. We recorded expense of $0.6 million, $0.6 million and $0.6 million related to the stock match for the years ended December 31, 2006, 2005 and 2004, respectively.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12. INCOME TAXES

We have incurred net losses since inception and, consequently, we have not recorded any U.S. federal or state income taxes. We have recorded no income tax provision for the years ended December 31, 2006 and 2005.

Our net loss includes the following components (in thousands):

	December 31,
	2006	2005	2004
Domestic	$(102,136)	$(83,937)	$(132,883)
Foreign	644	(467)	(4,362)

Total	$(101,492)	$(84,404)	$(137,245)

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying consolidated statement of operations is as follows (in thousands):

	December 31,
	2006	2005	2004
U.S. federal taxes (benefit) at statutory rate	$(34,507)	$(28,697)	$(46,663)
Unutilized net operating losses	32,296	27,849	36,916
Stock based compensation	2,717	37	19
Non-deductible purchased intangibles	—	—	9,199
Other	(506)	811	529

Total	$—	$—	$—

Deferred tax assets and liabilities reflect the net tax effects of net operating loss, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Our deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$213,920	$197,050
Tax credit carryforwards	43,860	31,590
Capitalized research and development costs	6,510	7,970
Deferred revenue	18,060	9,960
Accruals and reserves not currently deductible	6,600	4,580
Book over tax depreciation	3,480	30
Amortization of deferred stock compensation – non-qualified	3,830	—

Total deferred tax assets	296,260	251,180
Valuation allowance	(295,220)	(249,810)

Net deferred tax assets	1,040	1,370
Deferred tax liabilities:
Other identified intangible assets	(1,040)	(1,370)

Net deferred taxes	$—	$—

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $45.4 million, $44.8 million and $51.1 million during 2006, 2005 and 2004, respectively.

In addition, approximately $53.7 million of the valuation allowance was attributable to acquisition-related items that if and when realized in future periods, will first reduce the carrying value of goodwill, then other long-lived intangible assets of our acquired subsidiaries and then income tax expense.

At December 31, 2006, we had federal net operating loss carryforwards of approximately $587.0 million, which expire in the years 2007 through 2026 and federal research and development tax credits of approximately $31.4 million which expire in the years 2011 through 2026. We also had net operating loss carryforwards for California of approximately $329.0 million, which expire in the years 2007 through 2016 and California research and development tax credits of approximately $15.8 million which have no expiration.

Under the Internal Revenue Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

NOTE 13. COMMITMENTS

Leases

We lease office and research space and certain equipment under operating and capital leases that expire at various dates through the year 2018. Certain operating leases contain renewal provisions and require us to pay other expenses. Aggregate future minimum lease payments under operating leases are as follows (in thousands):

Year Ending December 31,	Operating Leases
2007	$15,559
2008	14,390
2009	14,118
2010	13,878
2011	13,770
Thereafter	78,018

$149,733

The following is a summary of aggregate future minimum lease payments under operating leases at December 31, 2006 by material operating lease agreements (in thousands):

	Original Term (Expiration)	Renewal Option	Future Minimum Lease Payment
Building Lease #1	May 2017	2 additional periods of 5 years	$104,159
Building Lease #2	July 2018	1 additional period of 5 years	42,325
Other Building Leases			3,249

Total			$149,733

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rent expense under operating leases was $16.0 million, $14.9 million and $13.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Letter of Credit

We entered into stand by letter of credit in August 2006 and in October 2006 with a bank for a combined value of $1.1 million, which is related to our workers compensation insurance policy. As of December 31, 2006, the full amount of the two letters of credit was still available. As of December 31, 2006, the collateral balance was $1.1 million, and we recorded this amount in the accompanying consolidated balance sheet as restricted cash and investments as the securities are restricted as to withdrawal.

Licensing Agreements

We have entered into several licensing agreements with various universities and institutions under which we obtained exclusive rights to certain patent, patent applications and other technology. Aggregate minimum future payments pursuant to these agreements are as follows (in thousands):

Year Ending December 31,
2007	$1,529
2008	745
2009	144
2010	—
2011	—
Thereafter	—

$2,418

In addition to the payments summarized above, we are required to make royalty payments based upon a percentage of net sales of any products or services developed from certain of the licensed technologies and milestone payments upon the occurrence of certain events as defined by the related agreements. During 2005, we made a royalty payment of $1.8 million as a result of the Genentech collaboration we entered into in May 2005. No such milestone payments have been paid through December 31, 2006.

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

NOTE 14. SUBSEQUENT EVENT

Bristol-Myers Squibb

In December 2006, Exelixis entered into a worldwide collaboration with BMS, which became effective in January 2007, to collaborate in the discovery, development and commercialization of novel targeted therapies for

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the treatment of cancer. Exelixis is responsible for discovery and preclinical development of small molecule drug candidates directed against mutually selected targets. In January 2007, BMS made an upfront payment of $60.0 million to us for which we granted BMS the right to select up to three IND candidates from six future Exelixis compounds. We expect to recognize the upfront payment as revenue over the estimated research period of four years.

For each IND candidate selected, we are entitled to receive a $20.0 million selection milestone from BMS. Once selected, BMS will be the lead for the further development and commercialization of the selected IND candidates, and we will equally share all development costs and profits in the United States. However, we may opt out of the co-development for which we would receive milestones and royalties in lieu of profit sharing for sales in the United States.

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	2006 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenues	$18,119	$27,240	$23,540	$29,771
Loss from operations(2)	(31,057)	(30,383)	(31,561)	(33,753)
Net loss	(27,123)	(23,990)	(25,197)	(25,182)
Basic and diluted net loss per share	$(0.32)	$(0.29)	$(0.30)	$(0.27)

	2005 Quarter Ended
	March 31,	June 30,(1)	September 30,	December 31,
Total revenues	$12,874	$34,310	$14,400	$14,377
Loss from operations	(26,961)	(9,642)	(27,892)	(29,496)
Net loss	(27,411)	(9,696)	(22,775)	(24,522)
Basic and diluted net loss per share	$(0.36)	$(0.13)	$(0.29)	$(0.29)

(1)	The quarter ended June 30, 2005 included recognition of $21.1 million in revenues related to the termination of our Genoptera collaboration.
(2)	Our loss from operations for the 2006 unaudited quarterly financial data includes stock-based compensation expense related to our adoption of SFAS 123R of $4.6 million, $4.4 million, $4.0 million and $4.4 million for our quarters ending March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item, other than with respect to our Code of Ethics, is incorporated by reference to Exelixis’ Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 29, 2006.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website at www.exelixis.com under the caption “Investors.”

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

The information required by this item is incorporated by reference to Exelixis’ Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 29, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than with respect to Equity Compensation Plan Information, is incorporated by reference to Exelixis’ Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 29, 2006.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2006 with respect to all of Exelixis’ equity compensation plans in effect as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2000 Equity Incentive Plan[1]	16,280,983	$10.29	10,360,507
2000 Non-Employee Directors’ Stock Option Plan[2]	550,000	11.93	1,259,696
2000 Employee Stock Purchase Plan[3]	—	—	1,493,230
1994 & 1997 Equity Incentive Plan[4]	260,788	8.04	23,462
1997 Agritope Stock Award Plan[5]	118,855	14.87	460,731
Equity compensation plans not approved by stockholders:
None	—	—	—

Total	17,210,626	$10.34	13,597,626

The above equity compensation plans were adopted with the approval of our security holders.

[1]

In January 2000, we adopted the 2000 Equity Incentive Plan (the “2000 Plan”) to replace the 1997 Plan (described below in note 4). A total of 3.0 million shares of Exelixis common stock were initially authorized for issuance under the 2000 Plan. On the last day of each year for ten years, starting in 2000, the share reserve will automatically be increased by a number of shares equal to the greater of: (i) 5% of our outstanding shares on a fully-diluted basis and (ii) that number of shares subject to stock awards granted under the 2000 Plan during the prior 12-month period; provided, however, that the share increases shall not exceed 30.0 million shares in the aggregate. The Board of Directors may, however, provide for a lesser number at any time prior to the calculation date.

[2]

In January 2000, we adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Director Plan”). The Director Plan provides for the automatic grant of options to purchase shares of common stock to non- employee directors. A total of 0.5 million shares of our common stock were initially authorized for issuance under the Director Plan. On the last day of each year for ten years, starting in 2000, the share reserve will automatically be increased by a number of shares equal to the greater of: (i) 0.75% of our outstanding shares on a fully-diluted basis and (ii) that number of shares subject to options granted under the Director Plan during the prior 12-month period. The Board of Directors may, however, provide for a lesser number at any time prior to the calculation date.

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

[4]

In January 1995, we adopted the 1994 Employee, Director and Consultant Stock Option Plan (the “1994 Plan”). The 1994 Plan provides for the issuance of incentive stock options, non-qualified stock options and stock purchase rights to key employees, directors, consultants and members of the Scientific Advisory Board. In September 1997, we adopted the 1997 Equity Incentive Plan (the “1997 Plan”). The 1997 Plan amends and supersedes the 1994 Plan. The 1997 Plan was replaced by the 2000 Plan. No further options will be issued under any of the predecessor plans to the 2000 Plan.

[5]

In November 1997, Agritope adopted the 1997 Stock Award Plan (the “Agritope Plan”). The Agritope Plan provides for the issuance of incentive stock options and non-qualified stock options to key Agritope employees, directors, consultants and members of its Scientific Advisory Board.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to Exelixis’ Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended December 29, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to Exelixis’ Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended December 29, 2006.

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

(3) The items listed on the Index to Exhibits on pages 104 through 108 are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on February 27, 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ GEORGE A. SCANGOS George A. Scangos, Ph.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2007

/S/ FRANK KARBE Frank Karbe	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2007

/S/ STELIOS PAPADOPOULOS Stelios Papadopoulos, Ph.D.	Chairman of the Board	February 27, 2007

/S/ CHARLES COHEN Charles Cohen, Ph.D.	Director	February 27, 2007

/S/ ALAN M. GARBER Alan M. Garber, M.D., Ph.D.	Director	February 27, 2007

/S/ CARL B. FELDBAUM Carl B. Feldbaum, Esq.	Director	February 27, 2007

/S/ VINCENT MARCHESI Vincent Marchesi, M.D., Ph.D.	Director	February 27, 2007

Signatures	Title	Date

/S/ FRANK MCCORMICK Frank McCormick, Ph.D.	Director	February 27, 2007

/S/ GEORGE POSTE George Poste, D.V.M., Ph.D.	Director	February 27, 2007

/S/ LANCE WILLSEY Lance Willsey, M.D.	Director	February 27, 2007

/S/ JACK L. WYSZOMIERSKI Jack L. Wyszomierski	Director	February 27, 2007

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated September 27, 2004, by and among Exelixis, Inc., XBO Acquisition Corp., and X-Ceptor Therapeutics, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc. (2)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc. (3)

3.3	Amended and Restated Bylaws of Exelixis, Inc. (4)

4.1	Specimen Common Stock Certificate. (2)

4.2	Form of Warrant, dated June 9, 2005, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC (5)

4.3	Form of Warrant, dated June 13, 2006, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC. (6)

4.4*	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC (5)

4.5	Fourth Amended and Restated Registration Rights Agreement, dated February 26, 1999, among Exelixis, Inc. and certain Stockholders of Exelixis, Inc. (2)

4.6	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto. (7)

4.7	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto. (7)

4.8*	Registration Rights Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC. (5)

10.1	Form of Indemnity Agreement. (2)

10.2†	1994 Employee, Director and Consultant Stock Plan. (2)

10.3†	1997 Equity Incentive Plan. (2)

10.4†	2000 Equity Incentive Plan. (2)

10.5†	2000 Non-Employee Directors’ Stock Option Plan. (8)

10.6†	2000 Employee Stock Purchase Plan. (9)

10.7†	Agritope, Inc. 1997 Stock Award Plan. (10)

10.8†	Form of Stock Option Agreement under the 2000 Non-Employee Directors’ Stock Option Plan. (11)

10.9†	Form of Stock Option Agreement under the 2000 Equity Incentive Plan (early exercise permissible). (11)

10.10†	Form of Stock Option Agreement under the 2000 Equity Incentive Plan (early exercise may be restricted). (4)

10.11†	Employment Agreement, dated September 13, 1996, between George Scangos, Ph.D. and Exelixis, Inc. (2)

Exhibit Number	Description

10.12†	Offer Letter Agreement, dated June 18, 2001, between Jeffrey R. Latts, M.D. and Exelixis, Inc. (3)

10.13†	Consulting Agreement, effective as of January 12, 2007, between Exelixis, Inc. and Jeffrey Latts.

10.14†	Offer Letter Agreement, dated February 3, 2000, between Michael Morrissey, Ph.D., and Exelixis, Inc. (3)

10.15†	Offer Letter Agreement, dated November 20, 2003, between Frank Karbe and Exelixis, Inc. (3)

10.16†	Offer Letter Agreement, dated March 27, 2000, between Pamela Simonton, J.D., L.L.M. and Exelixis, Inc. (12)

10.17†	Offer Letter Agreement, dated June 20, 2006, between Exelixis, Inc. and Gisela M. Schwab, M.D. (13)

10.18†	Compensation Information for the Company’s Named Executive Officers. (14)

10.19†	Compensation Information for Non-Employee Directors.

10.20†	Exelixis, Inc. Change in Control and Severance Plan. (15)

10.21*	Amended and Restated Cancer Collaboration Agreement, dated as of December 15, 2003, by and between Exelixis, Inc. and Bristol-Myers Squibb Company. (16)

10.22*	Product Development and Commercialization Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (17)

10.23*	First Amendment to the Product Development and Commercialization Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (12)

10.24*	Stock Purchase and Stock Issuance Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (17)

10.25	First Amendment to the Stock Purchase and Stock Issuance Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (12)

10.26*	Loan and Security Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (17)

10.27	Second Amendment to the Loan and Security Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (18)

10.28*	Third Amendment to the Loan and Security Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (12)

10.29*	Collaboration Agreement, dated May 31, 2005, between Exelixis, Inc. and Genentech, Inc. (5)

10.30	License Agreement, dated June 10, 2005, between Exelixis, Inc. and Helsinn Healthcare, S.A. (5)

10.31*	Novated and Restated Technology License Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution, Inc. (5)

10.32*	Amended and Restated Research and Development Agreement, dated June 9, 2005, among Exelixis, Inc., Symphony Evolution, Inc. and Symphony Evolution Holdings LLC. (5)

10.33*	Purchase Option Agreement, dated June 9, 2005, among Exelixis, Inc., Symphony Evolution Holdings LLC and Symphony Evolution, Inc. (5)

10.34	Amendment No. 1, dated December 14, 2006, to the Purchase Option Agreement, dated June 9, 2005, among Exelixis, Inc., Symphony Evolution Holdings, LLC and Symphony Evolution, Inc. (19)

10.35**	Collaboration Agreement, dated December 5, 2005, between Exelixis, Inc. and Bristol-Myers Squibb Company. (20)

Exhibit Number	Description

10.36**	License Agreement, December 21, 2005, between Exelixis, Inc. and Wyeth Pharmaceuticals Division. (20)

10.37**	Collaboration Agreement, dated March 20, 2006, between Exelixis, Inc. and Sankyo Company, Limited. (21)

10.38**	Collaboration Agreement, dated December 15, 2006, between Exelixis, Inc. and Bristol-Myers Squibb Company.

10.39**	Collaboration Agreement, dated December 22, 2006, between Exelixis, Inc. and Genentech, Inc.

10.40	Lease, dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc. (2)

10.41	First Amendment to Lease, dated March 29, 2000, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc. (22)

10.42	Lease Agreement, dated May 24, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc. (3)

10.43	Second Amendment to Lease, dated July 20, 2004, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc. (3)

10.44	Lease agreement, dated May 27, 2005, between Exelixis, Inc. and Britannia Pointe Grand Limited Partnership. (23)

10.45	Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc. (3)

10.46	Loan Modification Agreement, dated December 21, 2004, between Silicon Valley Bank and Exelixis, Inc. (24)

10.47	Amendment No. 7, dated December 21, 2006, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc. (25)

21.1	Subsidiaries of Exelixis, Inc. (20)

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on signature page).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1‡	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Management contract or compensatory plan.

±	The reference to shares has been adjusted to reflect the reverse stock split which occurred in April 2000.

*	Confidential treatment granted for certain portions of this exhibit.

**	Confidential treatment requested for certain portions of this exhibit.

‡	This certification accompanies this Annual Report on Form 10-K, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

1.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 28, 2004 and incorporated herein by reference.

2.	Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-1 (File No. 333-96335), as filed with the Securities and Exchange Commission on February 7, 2000, as amended, and incorporated herein by reference.

3.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 5, 2004 and incorporated herein by reference.

4.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2004 and incorporated herein by reference.

5.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005 and incorporated herein by reference.

6.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2006 and incorporated herein by reference.

7.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 21, 2004 and incorporated herein by reference.

8.	Filed as an Appendix to Exelixis, Inc.’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on February 27, 2004 and incorporated herein by reference.

9.	Filed as an Appendix to Exelixis, Inc.’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on March 18, 2005 and incorporated herein by reference.

10.	Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-8 (File No. 333-52434), as filed with the Securities Exchange Commission on December 21, 2000 and incorporated herein by reference.

11.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 8, 2004 and incorporated herein by reference.

12.	Filed as an Exhibit to Exelixis, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005 and incorporated herein by reference.

13.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2006 and incorporated herein by reference.

14.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 14, 2006 and incorporated herein by reference.

15.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2005 and incorporated herein by reference.

16.	Filed as an Exhibit to Exelixis, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2003, filed with the Securities and Exchange Commission on February 20, 2004, as amended, and incorporated herein by reference.

17.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 8, 2002 and incorporated herein by reference.

18.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2004 and incorporated herein by reference.

19.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2006 and incorporated herein by reference.

20.	Filed as an Exhibit to Exelixis, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 9, 2006 and incorporated herein by reference.

21.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 9, 2006 and incorporated herein by reference.

22.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities Exchange Commission on May 15, 2000 and incorporated herein by reference.

23.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 27, 2005 and incorporated herein by reference.

24.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2004 and incorporated herein by reference.

25.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 27, 2006 and incorporated herein by reference.