Form 10-Q
period 2007-03-30
EXELIXIS INC
filed 2007-05-03
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

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

As of April 30, 2007 there were 96,790,756 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2007

ITEM 1.	FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2007	December 31, 2006 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$143,839	$123,369
Marketable securities	83,636	55,516
Investments held by Symphony Evolution, Inc.	50,952	55,087
Other receivables	3,812	22,197
Prepaid expenses and other current assets	6,997	6,082

Total current assets	289,236	262,251
Restricted cash and investments	9,908	9,635
Long-term marketable securities	17,553	19,573
Property and equipment, net	32,451	32,294
Goodwill	67,364	67,364
Other intangibles, net	2,533	2,605
Other assets	1,586	1,695

Total assets	$420,631	$395,417

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,433	$3,699
Accrued clinical trial liabilities	15,866	12,209
Other accrued expenses	7,127	7,018
Accrued compensation and benefits	10,880	11,456
Current portion of notes payable and bank obligations	13,521	13,579
Deferred revenue	72,995	63,476

Total current liabilities	125,822	111,437
Notes payable and bank obligations	20,633	23,074
Convertible loans	85,000	85,000
Other long-term liabilities	21,588	20,491
Deferred revenue	98,117	64,804

Total liabilities	351,160	304,806

Noncontrolling interest in Symphony Evolution, Inc.	31,482	38,071
Commitments
Stockholders’ equity:
Common stock	97	96
Additional paid-in-capital	766,282	756,568
Accumulated other comprehensive income	1,080	1,145
Accumulated deficit	(729,470)	(705,269)

Total stockholders’ equity	37,989	52,540

Total liabilities, noncontrolling interest and stockholders’ equity	$420,631	$395,417

(1)

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Contract	$15,166	$12,246
License	12,970	5,873

Total revenues	28,136	18,119

Operating expenses:
Research and development	50,210	39,897
General and administrative	11,211	9,007
Amortization of intangible assets	72	272

Total operating expenses	61,493	49,176

Loss from operations	(33,357)	(31,057)
Other income (expense):
Interest income and other, net	3,594	1,950
Interest expense	(1,027)	(1,534)

Total other income (expense)	2,567	416

Loss before noncontrolling interest in Symphony Evolution, Inc.	(30,790)	(30,641)
Loss attributed to noncontrolling interest in Symphony Evolution, Inc.	6,589	3,518

Net loss	$(24,201)	$(27,123)

Net loss per share, basic and diluted	$(0.25)	$(0.32)

Shares used in computing basic and diluted net loss per share	96,411	83,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(24,201)	$(27,123)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,757	4,313
Loss attributed to noncontrolling interest	(6,589)	(3,518)
Stock-based compensation expense	4,543	4,636
Amortization of intangibles	72	272
Loss from the sale of equipment	5	—
Other	145	135
Changes in assets and liabilities:
Other receivables	18,385	1,313
Prepaid expenses and other current assets	(915)	486
Other assets	2	(134)
Accounts payable and other accrued expenses	6,667	1,192
Other long-term liabilities	1,097	1,709
Deferred revenue	42,832	26,753

Net cash provided by operating activities	44,800	10,034

Cash flows from investing activities:
Purchases of investments held by Symphony Evolution, Inc.	(669)	(343)
Proceeds on sale of investments held by Symphony Evolution, Inc.	4,804	4,102
Purchases of property and equipment	(3,640)	(2,057)
Changes in restricted cash and investments	(273)	559
Proceeds from maturities of marketable securities	34,360	45,443
Proceeds from maturities of long term marketable securities	2,020	—
Purchases of marketable securities	(61,556)	(15,180)

Net cash provided by (used in) investing activities	(24,954)	32,524

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	3,181	1,562
Payments on capital lease obligations	—	(90)
Proceeds from notes payable and bank obligations	—	2,424
Principal payments on notes payable and bank obligations	(2,499)	(2,842)

Net cash provided by financing activities	682	1,054

Effect of foreign exchange rate changes on cash and cash equivalents	(58)	18

Net increase in cash and cash equivalents	20,470	43,630
Cash and cash equivalents, at beginning of period	123,369	96,471

Cash and cash equivalents, at end of period	143,839	140,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

NOTE 1. Organization and Summary of Significant Accounting Policies

Organization

Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is committed to developing innovative therapies for cancer and other serious diseases. Through our drug discovery and development activities, we are building a portfolio of novel compounds that we believe have the potential to be high-quality, differentiated pharmaceutical products. Our most advanced pharmaceutical programs focus on drug discovery and development of small molecules in cancer. We believe that our proprietary technologies and drug discovery engine are also valuable to other industries whose products can be enhanced by an understanding of DNA or proteins, including the agrochemical and agricultural industries. We also maintain operations in Germany, which are engaged in activities dedicated towards the provision of transgenic mouse generation services, tools and related licenses to the industrial and academic communities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the period presented have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2007 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 29, 2006 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2007.

In 2006, Exelixis adopted a 52- or 53-week fiscal year that ends on the last Friday in December, and the fiscal quarters end on the last Friday of the quarter. Fiscal year 2006, a 52-week year, ended on December 29, 2006, and fiscal year 2007, a 52-week year, will end on December 28, 2007. For convenience, references in these Condensed Consolidated Financial Statements and Notes as of and for the fiscal year ended December 29, 2006 are indicated on a calendar year basis, ending December 31, 2006, and as of and for the fiscal quarter ended March 30, 2007 are indicated as ending March 31, 2007.

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

Net Loss Per Share

Basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock because their effect is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of the convertible loans.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we did not recognize any adjustment for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet. As of the date of adoption, we had a $17.8 million reduction to the deferred tax assets for unrecognized tax benefits, all of which was offset by a full valuation allowance. Therefore, we did not record any adjustment to the beginning balance of retained earnings in our condensed consolidated balance sheet.

NOTE 2. Comprehensive Loss

Comprehensive loss represents net loss plus the results of certain stockholders’ equity changes, which are comprised of unrealized gains and losses on available-for-sale securities and foreign currency cumulative translation adjustments, not reflected in the consolidated statements of operations. Comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(24,201)	$(27,123)
(Decrease) increase in unrealized gains on available-for-sale securities	(25)	68
Decrease in cumulative translation adjustment	(40)	(34)

Comprehensive loss	$(24,266)	$(27,089)

NOTE 3. Stock-Based Compensation

Under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), we recorded employee stock-based compensation expenses of $4.2 million and $4.6 million for the three-month periods ended March 31, 2007 and March 31, 2006, respectively. Employee stock-based compensation expenses under SFAS 123R were allocated as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Research and development expense	$2,448	$3,169
General and administrative expense	1,778	1,467

Total employee stock-based compensation expense	$4,226	$4,636

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

	Stock Options		ESPP
	Three Months ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Weighted average fair value of awards	$4.99	$5.31	$2.72	$2.20
Risk-free interest rate	4.68%	4.31%	5.12%	4.12%
Dividend yield	0%	0%	0%	0%
Volatility	60%	64%	52%	56%
Expected life	4.9 years	4.7 years	0.5 years	0.5 years

A summary of all stock option activity for the three months ended March 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	17,210,626	$10.34
Granted	3,021,950	9.08
Exercised	(444,834)	7.14
Cancelled	(666,505)	9.40

Options outstanding at March 31, 2007	19,121,237	$10.24	7.6 years	$20,309,315

Exercisable at March 31, 2007	9,360,839	$11.49	6.1 years	$11,403,301

As of March 31, 2007, $46.8 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 3.1 years.

NOTE 4. Bristol-Myers Squibb

In December 2006, we entered into a worldwide collaboration with Bristol-Myers Squibb Company, which became effective in January 2007, to collaborate in the discovery, development and commercialization of novel targeted therapies for the treatment of cancer. We are responsible for discovery and preclinical development of small molecule drug candidates directed against mutually selected targets. In January 2007, Bristol-Myers Squibb made an upfront payment of $60.0 million to us for which we granted Bristol-Myers Squibb the right to select up to three IND candidates from six future Exelixis compounds. We are recognizing the upfront payment as revenue over the estimated four-year research term.

For each IND candidate selected we are entitled to receive a $20.0 million selection milestone from Bristol-Myers Squibb. Once selected, Bristol-Myers Squibb will lead the further development and commercialization of the selected IND candidates, and we and Bristol-Myers Squibb will equally share all development costs, promotion responsibilities and profits in the United States. However, we may opt out of the co-development in which case we would receive milestone payments and royalties in lieu of profits from sales in the United States. Outside of the United States, Bristol-Myers Squibb will have primary responsibility for development activities and we will be entitled to receive royalties on product sales. After exercising its co-development option, Bristol-Myers Squibb may, upon notice to us, terminate the agreement as to any product containing or comprising the selected candidate. In the event of such termination election, Bristol-Myers Squibb’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize certain collaboration compounds that were discovered.

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

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2006 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2006, filed with the Securities and Exchange Commission on February 27, 2007. Operating results are not necessarily indicative of results that may occur in future periods. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We are committed to developing innovative therapies for cancer and other serious diseases. Through our drug discovery and development activities, we are building a portfolio of novel compounds that we believe have the potential to be high-quality, differentiated pharmaceutical products.

Utilizing our library of more than four million compounds, we integrate high-throughput processes, medicinal chemistry, bioinformatics, structural biology and early in vivo testing in parallel to characterize thousands of compounds, a process that is designed to enable us to move quickly in research and development. This approach allows us to select highly qualified drug candidates that meet our extensive development criteria from a large pool of compounds.

To date, we have filed 13 investigational new drug applications, or INDs. We believe that our deep pool of drug candidates will enable us to continue to file multiple new INDs each year for the foreseeable future. As our compounds advance into clinical development, we expect to generate a critical mass of data that will help us to understand the full clinical and commercial potential of our product candidates. In addition to guiding the potential commercialization of our innovative therapies, these data may contribute to the understanding of disease and help improve treatment outcomes.

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

As our company has matured and our development efforts have intensified, we have restructured our organization as needed to reallocate resources and enhance the efficiency of our operations. We believe that these efforts have strengthened us and enabled us to achieve an appropriate functional balance within our organization.

Our current development pipeline includes the following compounds:

Compound	Principal Targets	Indication	Stage of Development
XL647*	EGFR, HER2, VEGFR2	Cancer	Phase 2
XL784*	ADAM10, MMP2	Diabetic nephropathy	Phase 2
XL880	MET, VEGFR2	Cancer	Phase 2
XL999*[1]	VEGFR2, PDGFR, FGFR, Flt3	Cancer	Phase 1
XL820	KIT, VEGFR2, PDGFR	Cancer	Phase 1
XL184	MET, VEGFR2	Cancer	Phase 1
XL844	CHK1, CHK2	Cancer	Phase 1

Compound	Principal Targets	Indication	Stage of Development
XL518**	MEK	Cancer	Phase 1
XL418	AKT, S6K	Cancer	Phase 1
XL281	RAF	Cancer	Phase 1
XL228	ABL, SRC, IGF1R	Cancer	Phase 1
XL147	PI3K	Cancer	IND
XL765	PI3K, mTOR	Cancer	IND
XL019	JAK2	Cancer	Preclinical
XL550***	MR	Hypertension	Preclinical
XL335***	FXR	Atherosclerosis	Preclinical

*	Out-licensed to Symphony Evolution, Inc. and subject to a repurchase option as described in this report.
**	In co-development collaboration with Genentech, Inc.
***	XL550 and XL335 are out-licensed to Sankyo and Wyeth Pharmaceuticals, respectively, as described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2006.
[1]	Received U.S. Food and Drug Administration approval to initiate a phase 1 clinical trial in patients with non-small cell lung cancer.

Pursuant to a product development and commercialization agreement between Exelixis and GlaxoSmithKline, GlaxoSmithKline has the option, after completion of clinical proof-of-concept by Exelixis, to elect to develop up to three compounds in Exelixis’ product pipeline, which may include XL784 and the cancer compounds identified in the table above except XL518, XL147, XL765 and XL019.

XL647 Update

We recently notified GlaxoSmithKline of our determination that we have achieved proof-of-concept for XL647 based on data from a phase 2 clinical trial in which XL647 was administered as a first-line single agent therapy in patients with non-small cell lung cancer, or NSCLC. Under our collaboration agreement, GlaxoSmithKline has an option to select the compound for further development and, if selected, we would be entitled to receive a substantial selection milestone and potentially commercialization milestones, royalties on product sales and, under certain conditions, an option to co-promote in North America. Also, if GlaxoSmithKline exercises its option and selects XL647, in order to satisfy our contractual obligations to GlaxoSmithKline, we would be obligated to exercise our purchase option with Symphony Evolution, Inc., or SEI, which requires that we repurchase all three of the product candidates licensed to SEI.

XL999 Update

In April 2007, we were notified by the U.S. Food and Drug Administration, or the FDA, that it had completed its review of a clinical trial protocol for XL999 in patients with NSCLC and agreed that the trial may be initiated. This clinical trial will evaluate XL999 in patients with NSCLC who have failed at least one previous therapy. The trial will have a dose-escalation format starting at 0.4 mg/kg dosed weekly, while monitoring patients for potential cardiovascular events. Results from this phase 1 clinical trial could provide us with the opportunity to move directly into a late stage clinical trial if XL999 demonstrates anti-tumor activity with an acceptable side-effect profile in this well-defined NSCLC patient population.

XL999 was previously evaluated in phase 1 and 2 clinical trials in which cardiovascular adverse events were observed. These observations caused us to suspend new patient enrollment in the ongoing XL999 clinical trials in November 2006. The FDA subsequently placed the clinical program on partial clinical hold in December 2006. The previous phase 1 and 2 clinical trials will not be re-initiated at this time. Given acceptance by the FDA of the new clinical trial protocol for XL999 in patients with NSCLC, the XL999 development program will now focus on this indication.

Recent Developments

Bristol-Myers Squibb

In December 2006, we entered into a worldwide collaboration with Bristol-Myers Squibb, which became effective in January 2007, to collaborate in the discovery, development and commercialization of novel targeted therapies for the treatment of cancer. We are responsible for discovery and preclinical development of small molecule drug candidates directed against mutually selected targets. In January 2007, Bristol-Myers Squibb made an upfront payment of $60.0 million to us, for which we granted Bristol-Myers Squibb the right to select up to three IND candidates from six future Exelixis compounds for development and commercialization.

For each IND candidate selected, we are entitled to receive a $20.0 million selection milestone payment from Bristol-Myers Squibb. Once the candidates are selected, Bristol-Myers Squibb will lead the further development and commercialization of the selected IND candidates, and we and Bristol-Myers Squibb will equally share all development costs, promotion activities and profits in the United States. However, we may opt out of the co-development, in which case we would be entitled to receive milestone payments and royalties in lieu of profits from sales in the United States. Outside of the United States, Bristol-Myers Squibb will have primary responsibility for development activities and we will be entitled to receive royalties on product sales. After exercising its co-development option, Bristol-Myers Squibb may, upon notice to us, terminate the agreement as to any product containing the selected candidate. In the event of such termination, Bristol-Myers Squibb’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize certain collaboration compounds.

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

Company-specific Factors

Our financial performance is driven by many factors, including:

•

Clinical Trials. We currently have multiple compounds in clinical development and expect to continue to advance more compounds into clinical trials. Our compounds may fail to show safety or efficacy in clinical testing. Furthermore, predicting the timing of the completion or initiation of clinical trials is exceedingly difficult and our trials may be delayed due to many factors, including factors outside of our control. The future development path of each of our compounds depends upon the results of each stage of clinical development. In general, we will incur increased operating expenses for compounds that advance to the next stage of clinical development, whereas expenses will end for compounds that do not warrant further clinical development.

•

Liquidity. As of March 31, 2007, we had $305.9 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by SEI of $51.0 million and restricted cash and investments of $9.9 million. In January 2007, we received $60.0 million from Bristol-Myers Squibb and $15.0 million from Genentech. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and depend on many factors, including the timing of key events in our agreements with GlaxoSmithKline and SEI that may require us to consume available capital resources significantly sooner than we currently anticipate. We will have to obtain additional funding in order to support our plans for the aggressive development of our broad clinical and preclinical pipelines. Our minimum liquidity needs are also determined by certain financial covenants contained in our loan and security agreement with GlaxoSmithKline, which require us to maintain working capital of at least $25.0 million and cash and investments of at least $50.0 million. Our ability to raise additional funds may be severely impaired if any of our product candidates fails to show safety or efficacy in clinical testing.

•

Reliance on Partners. We currently have no pharmaceutical products that have received marketing approval, and we have generated no revenues from the sale of such products. We do not expect to generate product revenues from the sale of pharmaceutical products in the near term and expect that all of our near term revenues, such as milestone and royalty revenues, will be generated from collaboration agreements with our partners. Milestones under these agreements may be tied to factors that are outside of our control, such as significant clinical or regulatory events with respect to compounds that have been licensed to our partners.

•

GlaxoSmithKline Compound Selection. Pursuant to our product development and commercialization agreement with GlaxoSmithKline, GlaxoSmithKline has the option, after completion of clinical proof-of-concept by us, to elect to develop up to three compounds in our product pipeline, which may include XL784, XL647, XL999, XL880, XL184, XL820, XL844, XL281, XL418 and XL228. We recently notified GlaxoSmithKline of our determination that we have achieved proof-of-concept for XL647. As described below, XL784, XL647 and XL999 have been licensed to SEI. A compound selection by GlaxoSmithKline could potentially trigger significant milestone payments to be received by Exelixis. The size of these milestone payments depends on how quickly we can advance compounds to proof-of-concept, how many compounds GlaxoSmithKline selects and whether a selected compound was funded through our agreement with SEI. Any future delays in obtaining clinical proof-of-concept for compounds subject to GlaxoSmithKline’s election rights may decrease the size of any GlaxoSmithKline milestone payments and negatively affect our financial position, including in relation to the amount of additional funds that we would need to raise in order to exercise our SEI repurchase option, as discussed below.

•

Symphony Evolution. In 2005, we licensed three of our lead compounds (XL784, XL647 and XL999) to SEI in return for a $80.0 million investment commitment, all of which has been invested, for the clinical development of these compounds. We continue to be primarily responsible for the development of these compounds in accordance with specified development plans and related development budgets. We have retained an exclusive option to reacquire the compounds from SEI’s investors at a specified purchase price. We may repurchase the compounds for cash, our common stock or a combination thereof. The repurchase price for the compounds licensed to SEI increases over the length of the option period. If GlaxoSmithKline selects any of the compounds licensed to SEI for further development, including XL647, we would be required to repurchase all of the compounds from SEI’s investors. If we repurchase the compounds, we would need to raise additional funds to cover the repurchase price or issue a substantial number of shares to SEI’s investors.

Critical Accounting Estimates

Our consolidated financial statements and related notes are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, which requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. There have been no changes during the three months ended March 31, 2007 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2006.

Fiscal Year Convention

In 2006, Exelixis adopted a 52- or 53-week fiscal year that ends on the last Friday in December, and the fiscal quarters end on the last Friday of the quarter. Fiscal year 2006, a 52-week year, ended on December 29, 2006 and fiscal year 2007, a 52-week year, will end on December 28, 2007. For convenience, references in this report as of and for the fiscal year ended December 29, 2006 are indicated on a calendar year basis, ending December 31, 2006, and for the fiscal quarter ended on March 30, 2007, are indicated as ending on March 31, 2007.

Results of Operations

Revenues

Total revenues by category, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2007	2006
Contract revenue:
Research and development funding	$12.3	$10.7
Milestones	2.9	1.5
License revenue, amortization of upfront payments, including amortization of premiums for equity purchases	12.9	5.9

Total revenues	$28.1	$18.1

Dollar increase	$10.0
Percentage increase	55%

The increase in research and development funding for the three-months ended March 31, 2007, as compared to the comparable period for the prior year, was primarily the result of increases in funding of $0.9 million attributable to our German subsidiary and $0.8 million from Sankyo Company.

The increase in milestone revenues for the three-months ended March 31, 2007, as compared to the comparable period for the prior year, was primarily due to $1.3 million in revenues associated with a milestone achieved under our new collaboration with Genentech.

The increase in the amortization of upfront payments, including amortization in the three months ended March 31, 2007 of premiums paid for equity purchases, as compared to the comparable period in the prior year, was driven primarily by upfront payments from Sankyo, resulting in increased revenues of $4.0 million; Bristol-Myers Squibb, resulting in increased revenue of $3.3 million; and Genentech, resulting in increased revenues of $2.0 million. This increase was partially offset by a decrease of $2.5 million related to the conclusion in December 2006 of the amortization of the upfront payment from Wyeth.

Research and Development Expenses

Total research and development expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2007	2006
Research and development expenses	$50.2	$39.9
Dollar increase	$10.3
Percentage increase	26%

Research and development expenses consist primarily of personnel expenses, clinical trials, consulting, laboratory supplies and facilities costs. The increase for the three-months ended March 31, 2007, as compared to the comparable period in 2006, resulted primarily from the following:

•

Clinical Trials—Clinical trial and preclinical expenses, which include services performed by third-party contract research organizations and other vendors, increased by $5.7 million, or 103%, primarily due to phase 2 clinical trial activity for XL999, XL784, XL880 and XL647 and phase 1 clinical trial activity for XL844, XL820, XL228, XL281, XL518 and XL184 as well as preclinical activity for XL418, XL147, XL765 and XL019.

•

Personnel—Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, increased by $2.8 million, or 20.9%, primarily due to the expanded workforce supporting drug development operations to advance our clinical and preclinical development programs.

•	Lab Supplies – Lab supplies expense increased by $1.0 million, or 23.7%, primarily due to an increase in our development activities related to our phase 1 and phase 2 clinical trials.

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

General and Administrative Expenses

Total general and administrative expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2007	2006
General and administrative expenses	$11.2	$9.0
Dollar increase	$2.2
Percentage increase	24%

General and administrative expenses consist primarily of personnel expenses, employee stock-based compensation expense, facility costs and consulting and professional expenses, such as legal and accounting fees. The increase in expenses for the three months ended March 31, 2007, as compared to the comparable period in 2006, resulted primarily from increases of $1.2 million in personnel expenses, $0.6 million in stock-based compensation expense and $0.4 million in legal and accounting expenses to support our general operating activities.

Amortization of Intangibles

Total amortization of intangible assets, as compared to the prior year period, was as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2007	2006
Amortization of intangible assets	$0.1	$0.3
Dollar decrease	$0.2
Percentage decrease	74%

Intangible assets result from our acquisitions of X-Ceptor, Genomica, Artemis and Agritope (renamed Exelixis Plant Sciences). The decrease in amortization of intangibles expense for the three months ended March 31, 2007, as compared to the comparable period in 2006, was due to fully amortized expenses for the developed technology related to our acquisition of Artemis in 2001.

Total Other Income (Expense)

Total other income (expense), as compared to the prior year period, was as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2007	2006
Total other income (expense)	$2.6	$0.4
Dollar increase	$2.2
Percentage increase	517%

Total other income consists primarily of interest income earned on cash and cash equivalents, short-term and long-term marketable securities and investments held by SEI, partially offset by interest expense incurred on our notes payable, bank obligations, capital lease obligations and convertible notes and loans. The increase in total other income for the three months ended March 31, 2007, as compared to the comparable period in 2006, was primarily due to an increase in interest income as a result of higher cash and investment balances and higher average interest rates.

Noncontrolling Interest in Symphony Evolution, Inc.

Pursuant to the agreements that we entered into with SEI and certain other parties in June 2005, we consolidate SEI’s financial condition and results of operations in accordance with FIN 46R. Accordingly, we have deducted the losses attributable to the noncontrolling interest (SEI’s losses) from our net loss in the consolidated statement of operations and we have also reduced the noncontrolling interest holders’ ownership interest in SEI in the consolidated balance sheet by SEI’s losses. SEI losses consist primarily of the development expenses for XL647, XL784 and XL999. The noncontrolling interest holders’ ownership in the consolidated balance sheet was $31.5 million as of March 31, 2007. Once SEI’s losses are in excess of the noncontrolling interest holders’ ownership, SEI’s losses will no longer be deducted from our net losses. For the three-month period ended March 31, 2007 the loss attributed to the noncontrolling interest holders was $6.6 million, as compared to $3.5 million for the comparable period in 2006.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the three-month period ended March 31 in 2007 and 2006, respectively (dollar amounts are presented in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(24,201)	$(27,123)
Adjustments to reconcile net loss to net cash provided by operating activities	933	5,838
Changes in operating assets and liabilities	68,068	31,319

Net cash provided by operating activities	44,800	10,034
Net cash provided by (used in) investing activities	(24,954)	32,524
Net cash provided by financing activities	682	1,054
Effect of foreign exchange rate changes on cash and cash equivalents	(58)	18

Net increase in cash and cash equivalents	20,470	43,630
Cash and cash equivalents, at beginning of period	123,369	96,471

Cash and cash equivalents, at end of period	$143,839	$140,101

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income. We have also financed certain of our research and development activities under our agreements with SEI. As of March 31, 2007, we had $305.9 million in cash and cash equivalents and short-term and long-term marketable securities, which includes investments held by SEI of $51.0 million and restricted cash and investments of $9.9 million.

Operating Activities

Our operating activities provided cash of $44.8 million for the quarter ended March 31, 2007, compared to $10.0 million for the comparable period in 2006. Cash provided by operating activities for the 2007 period related primarily to changes in deferred revenues from collaborators, receivables and accounts payable and other accrued expenses. The cash provided was partially offset by our net loss and losses attributed to the noncontrolling interest. While cash used in operating activities is primarily driven by our net loss, operating cash flows differ from our net loss as a result of differences in the timing of cash receipts and earnings recognition, expenses related to the noncontrolling interest and non-cash charges.

The increase of $34.8 million in cash provided by our operating activities for the quarter ended March 31, 2007 as compared to the comparable period in 2006 was primarily driven by increases in deferred revenues and accounts payable and other accrued expenses and a decrease in receivables. The increase in deferred revenues of $42.8 million was primarily related to $60.0 million that we received from Bristol-Myers Squibb and $15.0 million that we received from Genentech during the three months ended March 31, 2007. We expect to recognize the Bristol-Myers Squibb payment as revenue over a four-year period and the Genentech payment over a three-year period, commencing upon the effective date of the relevant collaboration agreement.

Investing Activities

Our investing activities used cash of $25.0 million for the quarter ended March 31, 2007, compared to cash provided of $32.5 million for the comparable period in 2006. Cash used in investing activities for the 2007 period was primarily driven by purchases of marketable securities of $61.6 million and purchases of property and equipment of $3.6 million. These uses of cash were partially offset by proceeds of $34.3 million from the maturities of marketable securities and $4.8 million from the sales of investments held by SEI. The proceeds provided by maturities of our marketable securities and the sale of investments by SEI were used to fund our operations. We expect to continue to make significant investments in property and equipment to support our expanding operations.

Cash provided by investing activities for the 2006 period was primarily driven by the proceeds of $45.4 million provided by maturities of our marketable securities and $4.1 million from the sales of investments held by SEI. The cash provided was partially offset by purchases of marketable securities of $15.2 million and purchases of property and equipment of $2.1 million.

Financing Activities

Our financing activities provided cash of $0.7 million for the quarter ended March 31, 2007, compared to $1.1 million for the comparable period in 2006. Cash provided by our financing activities for the 2007 period was due to proceeds of $3.2 million from the exercise of stock options which was partially offset by $2.5 million of principal payments on notes payable and bank obligations. Cash provided by our financing activities for the 2006 period was primarily due to proceeds of $2.4 million from notes payable and bank obligations and $1.6 million from the exercise of stock options, which was partially offset by $2.8 million of principal payments on notes payable and bank obligations.

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

Cash Requirements

We have incurred net losses since inception, including a net loss of $24.2 million for the three-month period ended March 31, 2007, and expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. In January 2007, we received $60.0 million from Bristol-Myers Squibb and $15.0 million from Genentech. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to consume available capital resources significantly sooner than we currently anticipate. These factors include:

•

the timing and progress of the clinical development of our product candidates XL647, XL999 and XL784, which are out-licensed to SEI – If any of the phase 2 clinical trials for XL647, XL999 or XL784 show positive results that support further clinical development of any such product candidate, in order for us or GlaxoSmithKline to pursue further development of such product candidate(s), we would be required to reacquire all three product candidates from SEI’s investors through the exercise of our exclusive purchase option, which is described in this report. Under our amended purchase option agreement with SEI, we cannot repurchase a single product candidate without also repurchasing the other two product candidates. The purchase price, which may be paid in cash and/or stock, would be equal to the sum of (i) the total amount of capital invested in SEI by its investors ($80.0 million) and (ii) an amount equal to 25% per year on such funded capital, subject to specified adjustments;

•

whether and when GlaxoSmithKline selects at proof-of-concept for further development XL647, XL999 or XL784, which would require us to repurchase all three product candidates through the exercise of our purchase option – GlaxoSmithKline has the right to select for further clinical development at proof-of-concept any of the product candidates licensed to SEI. If GlaxoSmithKline selects any of the product candidates licensed to SEI, we would be forced to repurchase all three product candidates licensed to SEI through the exercise of our purchase option in order to satisfy our contractual obligations to GlaxoSmithKline. We recently notified GlaxoSmithKline of our determination that we have achieved proof-of-concept for XL647;

•

the amount of any selection milestones received from GlaxoSmithKline as a result of a product candidate selection by GlaxoSmithKline compared to the amount we are required to pay to reacquire XL647, XL999 and XL784 through the exercise of our purchase option – Under our collaboration agreement with GlaxoSmithKline, a product candidate selection by GlaxoSmithKline would trigger milestone payments. The size of these milestone payments depends largely on how quickly we can advance product candidates to proof-of-concept. We recently notified GlaxoSmithKline of our determination that we have achieved proof-of-concept for XL647. GlaxoSmithKline has an option to select the compound for further development. If GlaxoSmithKline does not select XL647 but later selects XL999 or XL784, and there are delays in obtaining clinical proof-of-concept for XL999 or XL784, the amount of any GlaxoSmithKline milestone payments would have significantly decreased as a result of the delays and would therefore cover only a small portion of the SEI repurchase price. In addition, the initial milestone payment received from GlaxoSmithKline will be reduced by $36.0 million to account for a milestone payment that GlaxoSmithKline advanced to us in 2005 as part of an amendment to the product development and commercialization agreement;

•

whether any milestone payments from GlaxoSmithKline relate to a product candidate licensed to SEI (i.e., XL647, XL999 and XL784) – Under our loan and security agreement with GlaxoSmithKline, any milestone payments relating to product candidates not licensed to SEI must be used to pay down our loan with GlaxoSmithKline as long as the loan is outstanding. As of March 31, 2007, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $96.0 million;

•

the level of payments received under existing collaboration agreements, licensing agreements and other arrangements as well as our ability to enter into new collaboration agreements, licensing agreements and other arrangements that provide additional payments;

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

In addition, we will have to obtain additional funding in order to stay in compliance with financial covenants contained in our collaboration with GlaxoSmithKline. Our loan and security agreement with GlaxoSmithKline dated October 28, 2002, as amended, contains financial covenants pursuant to which our working capital must not be less than $25.0 million and our cash and investments must not be less than $50.0 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all outstanding obligations thereunder.

If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We currently have shelf registration statements on file with the SEC that allow us to offer for sale from time to time common stock, preferred stock, debt securities and warrants, either individually or in units. However, we may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms or we may be required to relinquish rights to technology or product candidates or to grant licenses on terms that are unfavorable to us.

We have contractual obligations in the form of operating leases, notes payable and licensing agreements. The following chart details our contractual obligations as of March 31, 2007 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Licensing agreements	$2,538	$2,266	$260	$12	$—
Notes payable and bank obligations	34,155	13,591	18,290	2,274	—
Convertible loans (1)	96,033	—	63,382	32,651	—
Operating leases	146,125	15,536	28,425	27,571	74,593

Total contractual cash obligations	$278,851	$31,393	$110,357	$62,508	$74,593

(1)	Includes interest payable on the convertible loans of $11.0 million. The debt and interest payable can be repaid in cash or common stock at our election.

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

Our financing arrangement with SEI does not qualify as an off-balance sheet arrangement (as defined by applicable SEC regulations). However, if GlaxoSmithKline were to select one of the compounds licensed by us to SEI for further clinical development, we would have to exercise our option to repurchase all of the compounds licensed to SEI in order to be able to satisfy our obligations under our agreements with GlaxoSmithKline. This obligation is described in further detail in Note 4 of the notes to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at March 31, 2007 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 29, 2006 on file with the Securities and Exchange Commission. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007 and December 31, 2006, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $2.1 million and $2.4 million, respectively.

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

In addition to the factors discussed elsewhere in this report and our other reports filed with the SEC, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of us. The risks and uncertainties described below are not the only ones facing the company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occurs, our business could be harmed.

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2007.

Risks Related to Our Need for Additional Financing and Our Financial Results

If additional capital is not available to us, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts and we may breach our financial covenants.*

We will need to raise additional capital to:

•	fund our operations and clinical trials;

•	continue our research and development efforts; and

•	commercialize our product candidates, if any such candidates receive regulatory approval for commercial sale.

As of March 31, 2007, we had $305.9 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by SEI of $51.0 million and restricted cash and investments of $9.9 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to consume available capital resources significantly sooner than we currently anticipate. These factors include:

•

the timing and progress of the clinical development of our product candidates XL647, XL999 and XL784, which are out-licensed to SEI – If any of the phase 2 clinical trials for XL647, XL999 or XL784 show positive results that support further clinical development of any such product candidate, in order for us or GlaxoSmithKline to pursue further development of such product candidate(s), we would be required to reacquire all three product candidates from SEI’s investors through the exercise of our exclusive purchase option, which is described in this report. Under our amended purchase option agreement with SEI, we cannot repurchase a single product candidate without also repurchasing the other two product candidates. The purchase price, which may be paid in cash and/or stock, would be equal to the sum of (i) the total amount of capital invested in SEI by its investors ($80.0 million) and (ii) an amount equal to 25% per year on such funded capital, subject to specified adjustments;

•

whether and when GlaxoSmithKline selects at proof-of-concept for further development XL647, XL999 or XL784, which would require us to repurchase all three product candidates through the exercise of our purchase option – GlaxoSmithKline has the right to select for further clinical development at proof-of-concept any of the product candidates licensed to SEI. If GlaxoSmithKline selects any of the product candidates licensed to SEI, we would be forced to repurchase all three product candidates licensed to SEI through the exercise of our purchase option in order to satisfy our contractual obligations to GlaxoSmithKline. We recently notified GlaxoSmithKline of our determination that we have achieved proof-of-concept for XL647;

•

the amount of any selection milestones received from GlaxoSmithKline as a result of a product candidate selection by GlaxoSmithKline compared to the amount we are required to pay to reacquire XL647, XL999 and XL784 through the exercise of our purchase option – Under our collaboration agreement with GlaxoSmithKline, a product candidate selection by GlaxoSmithKline would trigger milestone payments. The size of these milestone payments depends largely on how quickly we can advance product candidates to proof-of-concept. We recently notified GlaxoSmithKline of our determination that we have achieved proof-of-concept for XL647. GlaxoSmithKline has an option to select the compound for further development. If GlaxoSmithKline does not select XL647 but later selects XL999 or XL784, and there are delays in obtaining clinical proof-of-concept for XL999 or XL784, the amount of any GlaxoSmithKline milestone payments would have significantly decreased as a result of the delays and would therefore cover only a small portion of the SEI repurchase price. In addition, the initial milestone payment received from GlaxoSmithKline will be reduced by $36.0 million to account for a milestone payment that GlaxoSmithKline advanced to us in 2005 as part of an amendment to the product development and commercialization agreement;

•

whether any milestone payments from GlaxoSmithKline relate to a product candidate licensed to SEI (i.e., XL647, XL999 and XL784) – Under our loan and security agreement with GlaxoSmithKline, any milestone payments relating to product candidates not licensed to SEI must be used to pay down our loan with GlaxoSmithKline as long as the loan is outstanding. As of March 31, 2007, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $96.0 million;

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

In addition, we will have to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, as part of our collaboration with GlaxoSmithKline, we entered into a loan and security agreement, dated October 28, 2002, which, as amended, contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of March 31, 2007, our “working capital” was $163.4 million and our “cash and investments” were $296.0 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $96.0 million at March 31, 2007.

If we cannot raise additional capital in order to remain in compliance with our financial covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*

We have incurred net losses each year since our inception, including a net loss of $24.2 million for the three-month period ended March 31, 2007. As of that date, we had an accumulated deficit of $729.5 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our pharmaceutical product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. Except for revenues associated with the transgenic mouse business of our German subsidiary, Artemis, our only revenues to date are license revenues and revenues under contracts with our partners. The size of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our technologies and undertake product development. We currently have numerous product candidates in various stages of clinical development and we anticipate filing additional IND applications for additional product candidates within the next 12 months. As a result, we expect that our operations will continue to increase, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

Any serious adverse cardiovascular events observed in our phase 1 clinical trial evaluating XL999 in patients with NSCLC may result in significant delays or termination of clinical testing, which could cause our stock price to decline.*

In April 2007, we were notified by the FDA that it had completed its review of a clinical trial protocol for a phase 1 dose-escalation trial of XL999 in patients with NSCLC and agreed that the trial may be initiated. XL999 was previously evaluated in phase 1 and 2 clinical trials in which cardiovascular adverse events were observed. These observations caused us to suspend new patient enrollment in the ongoing XL999 clinical trials in November 2006. The FDA subsequently placed the clinical program on partial clinical hold in December 2006. The previous phase 1 and 2 clinical trials will not be re-initiated at this time. Given acceptance by the FDA of the new clinical trial protocol for XL999 in patients with NSCLC, the XL999 development program will now focus on this indication.

We may experience a number of events that could continue to delay or prevent development of XL999, including:

•	analysis of data from the new XL999 clinical trial may show that XL999 cannot be administered safely at a therapeutic dose;

•	failure to enroll patients in the new XL999 clinical trial in a timely manner or at all;

•	regulators or institutional review boards may not authorize or may delay, suspend or terminate the clinical trial program for XL999 due to the observed adverse cardiovascular or other effects; and

•	any disagreements between SEI and the company regarding the further clinical development of XL999.

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

Date: May 3, 2007	EXELIXIS, INC.

/s/ Frank Karbe
Frank Karbe Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description
10.1	2000 Equity Incentive Plan.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.