Form 10-Q
period 2007-06-29
EXELIXIS INC
filed 2007-08-07
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

As of July 27, 2007, 97,404,804 shares of the registrant’s common stock, $0.001 par value, were outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2007

ITEM 1.	FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2007	December 31, 2006 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,607	$123,369
Marketable securities	78,236	55,516
Investments held by Symphony Evolution, Inc.	44,709	55,087
Other receivables	2,855	22,197
Prepaid expenses and other current assets	9,478	6,082

Total current assets	240,885	262,251
Restricted cash and investments	8,917	9,635
Long-term marketable securities	15,537	19,573
Property and equipment, net	34,621	32,294
Goodwill	67,364	67,364
Other intangibles, net	2,461	2,605
Other assets	2,003	1,695

Total assets	$371,788	$395,417

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,004	$3,699
Accrued clinical trial liabilities	17,811	12,209
Other accrued liabilities	9,657	7,018
Accrued compensation and benefits	10,580	11,456
Current portion of notes payable and bank obligations	12,628	13,579
Deferred revenue	60,141	63,476

Total current liabilities	115,821	111,437
Notes payable and bank obligations	17,713	23,074
Convertible loans	85,000	85,000
Other long-term liabilities	23,255	20,491
Deferred revenue	86,193	64,804

Total liabilities	327,982	304,806

Noncontrolling interest in Symphony Evolution, Inc.	24,022	38,071
Commitments
Stockholders’ equity:
Common stock	97	96
Additional paid-in-capital	776,617	756,568
Accumulated other comprehensive income	1,102	1,145
Accumulated deficit	(758,032)	(705,269)

Total stockholders’ equity	19,784	52,540

Total liabilities, noncontrolling interest and stockholders’ equity	$371,788	$395,417

(1)

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Contract	$16,378	$17,016	$31,544	$29,262
License	12,881	10,224	25,851	16,097

Total revenues	29,259	27,240	57,395	45,359

Operating expenses:
Research and development	56,306	47,399	106,516	87,296
General and administrative	11,183	9,984	22,394	18,991
Amortization of intangible assets	72	240	144	512

Total operating expenses	67,561	57,623	129,054	106,799

Loss from operations	(38,302)	(30,383)	(71,659)	(61,440)
Other income (expense):
Interest income and other, net	3,284	1,961	6,878	3,911
Interest expense	(1,004)	(1,338)	(2,031)	(2,872)

Total other income	2,280	623	4,847	1,039

Loss before noncontrolling interest in Symphony Evolution, Inc.	(36,022)	(29,760)	(66,812)	(60,401)
Loss attributed to noncontrolling interest in Symphony Evolution, Inc.	7,460	5,770	14,049	9,288

Net loss	$(28,562)	$(23,990)	$(52,763)	$(51,113)

Net loss per share, basic and diluted	$(0.29)	$(0.29)	$(0.55)	$(0.61)

Shares used in computing basic and diluted loss per share amounts	96,976	84,054	96,694	83,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(52,763)	$(51,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,141	8,673
Loss attributed to noncontrolling interest	(14,049)	(9,288)
Stock-based compensation expense	9,721	9,079
Amortization of intangible assets	144	512
Loss from the sale of equipment	6	38
Other	317	310
Changes in assets and liabilities:
Other receivables	19,342	5,735
Prepaid expenses and other current assets	(3,396)	(714)
Other assets	(484)	(28)
Accounts payable and other accrued liabilities	10,734	1,806
Other long-term liabilities	2,764	3,379
Deferred revenue	18,054	10,399

Net cash used in operating activities	(4,469)	(21,212)

Cash flows from investing activities:
Purchases of investments held by Symphony Evolution, Inc.	(1,280)	(40,783)
Proceeds on sale of investments held by Symphony Evolution, Inc.	11,658	9,786
Purchases of property and equipment	(9,401)	(6,797)
Proceeds from sale of equipment	—	4
Changes in restricted cash and investments	717	1,678
Proceeds from maturities of marketable securities	91,455	69,471
Purchases of marketable securities	(108,194)	(30,401)

Net cash provided by (used in) investing activities	(15,045)	2,958

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	6,392	2,360
Proceeds from employee stock purchase plan	1,741	1,267
Payments on capital lease obligations	—	(98)
Proceeds from notes payable and bank obligations	—	2,424
Principal payments on notes payable and bank obligations	(6,312)	(36,330)
Proceeds from purchase of noncontrolling interest by preferred stockholders in Symphony Evolution, Inc.	—	40,000

Net cash provided by financing activities	1,821	9,623

Effect of foreign exchange rate changes on cash and cash equivalents	(69)	55

Net decrease in cash and cash equivalents	(17,762)	(8,576)
Cash and cash equivalents, at beginning of period	123,369	81,328

Cash and cash equivalents, at end of period	$105,607	$72,752

Supplemental cash flow disclosure:
Warrants issued in conjunction with the Symphony Evolution, Inc. transaction	$—	$3,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the period presented have been included. Operating results for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2007 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 29, 2006 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2007.

In 2006, Exelixis adopted a 52- or 53-week fiscal year that ends on the last Friday in December, and the fiscal quarters end on the last Friday of the quarter. Fiscal year 2006, a 52-week year, ended on December 29, 2006, and fiscal year 2007, a 52-week year, will end on December 28, 2007. For convenience, references in these Condensed Consolidated Financial Statements and Notes as of and for the fiscal year ended December 29, 2006 are indicated on a calendar year basis, ending December 31, 2006, and as of and for the three- and six-month periods ended June 29, 2007 are indicated as ending June 30, 2007.

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

NOTE 2. Comprehensive Loss

Comprehensive loss represents net loss plus the results of certain stockholders’ equity changes, which are comprised of unrealized gains and losses on available-for-sale securities and foreign currency cumulative translation adjustments, not reflected in the consolidated statements of operations. Comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(28,562)	$(23,990)	$(52,763)	$(51,113)
Increase in unrealized gains on available-for-sale securities	51	96	26	164
Decrease in foreign cumulative translation adjustment	(29)	(75)	(69)	(109)

Comprehensive loss	$(28,540)	$(23,969)	$(52,806)	$(51,058)

NOTE 3. Stock-Based Compensation

Under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), we recorded and allocated employee stock-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development expense	$2,992	$2,886	$5,440	$5,995
General and administrative expense	1,784	1,521	3,562	2,988

Total employee stock-based compensation expense	$4,776	$4,407	$9,002	$8,983

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

	Stock Options		ESPP
	Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Weighted average fair value of awards	$5.87	$6.14	$2.97	$2.67
Risk-free interest rate	4.72%	4.96%	5.07%	4.57%
Dividend yield	0%	0%	0%	0%
Volatility	59%	63%	52%	54%
Expected life	4.9 years	4.7 years	0.5 years	0.5 years

	Stock Options		ESPP
	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average fair value of awards	$5.14	$5.34	$2.89	$2.45
Risk-free interest rate	4.69%	4.34%	5.09%	4.36%
Dividend yield	0%	0%	0%	0%
Volatility	60%	64%	52%	54%
Expected life	4.9 years	4.7 years	0.5 years	0.5 years

A summary of all stock option activity for the six months ended June 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	17,210,626	$10.34
Granted	3,624,075	9.37
Exercised	(854,333)	7.48
Cancelled	(820,807)	9.42

Options outstanding at June 30, 2007	19,159,561	10.32	7.4 years	$53,348,673

Exercisable at June 30, 2007	9,575,225	11.47	5.9 years	$25,267,726

As of June 30, 2007, $45.4 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.8 years.

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

For each IND candidate selected we are entitled to receive a $20.0 million selection milestone from Bristol-Myers Squibb. Once selected, Bristol-Myers Squibb will lead the further development and commercialization of the selected IND candidates, and we and Bristol-Myers Squibb will equally share all development costs, promotion responsibilities and profits in the United States. However, we may opt out of the co-development in which case we would be entitled to receive milestone payments and royalties in lieu of profits from sales in the United States, if any. Outside of the United States, Bristol-Myers Squibb will have primary responsibility for development activities and we will be entitled to receive royalties on any product sales. After exercising its co-development option, Bristol-Myers Squibb may, upon notice to us, terminate the agreement as to any product containing or comprising the selected candidate. In the event of such termination election, Bristol-Myers Squibb’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize certain collaboration compounds that were discovered.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “determine,” “may,” “could,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Part II, Item 1A of this Form 10-Q, as well as those discussed elsewhere in this report.

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report, the financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2006, filed with the Securities and Exchange Commission on February 27, 2007. Operating results are not necessarily indicative of results that may occur in future periods. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

To date, we have filed 14 investigational new drug applications, or INDs. We believe that our deep pool of drug candidates will enable us to continue to file multiple new INDs each year for the foreseeable future. As our compounds advance into clinical development, we expect to generate a critical mass of data that will help us to understand the full clinical and commercial potential of our product candidates. In addition to guiding the potential commercialization of our innovative therapies, these data may contribute to the understanding of disease and help improve treatment outcomes.

We have established collaborations with major pharmaceutical and biotechnology companies based on the strength of our expertise in biology, drug discovery and development that allow us to retain economic participation in compounds and support additional development of our proprietary products. Through these collaborations, we obtain license fees, research funding, a share of the profits and the opportunity to receive milestone payments and royalties (as applicable) from research results and subsequent product development activities. We also have collaborations in which we retain the right to co-promote products in the United States. We have ongoing commercial collaborations with several leading pharmaceutical and biotechnology companies, including GlaxoSmithKline, Bristol-Myers Squibb Company and Genentech, Inc. We expect to continue to use corporate partnering as a strategic tool to cultivate our assets, fund our operations and expand the therapeutic and commercial potential of our pipeline.

Our current development portfolio includes the following compounds, for which we are leading development:

Compound	Principal Targets	Indication	Stage of Development
XL647*	EGFR, HER2, VEGFR2	Cancer	Phase 2
XL784*	ADAM10, MMP2	Diabetic nephropathy	Phase 2
XL880	MET, VEGFR2	Cancer	Phase 2
XL999*	VEGFR2, PDGFR, FGFR, FLT3	Cancer	Phase 1
XL820	KIT, VEGFR2, PDGFR	Cancer	Phase 1
XL184	MET, VEGFR2, RET	Cancer	Phase 1

Compound	Principal Targets	Indication	Stage of Development
XL844	CHK1, CHK2	Cancer	Phase 1
XL518**	MEK	Cancer	Phase 1
XL418	AKT, S6K	Cancer	Phase 1
XL281	RAF	Cancer	Phase 1
XL228	ABL, SRC, IGF1R	Cancer	Phase 1
XL147	PI3K	Cancer	Phase 1
XL765	PI3K, mTOR	Cancer	Phase 1
XL019	JAK2	Cancer	Phase 1

*	Out-licensed to Symphony Evolution, Inc. and subject to a repurchase option as described elsewhere in this report.
**	In co-development collaboration with Genentech, Inc.

Pursuant to a product development and commercialization agreement between Exelixis and GlaxoSmithKline, GlaxoSmithKline has the option, after completion of clinical proof-of-concept by Exelixis, to elect to develop up to three compounds in Exelixis’ product pipeline, which may include XL784 and the cancer compounds identified in the table above except XL518, XL147, XL765 and XL019. As described under “Recent Developments”, on July 26, 2007, we announced that GlaxoSmithKline decided not to exercise this option with respect to XL647.

In addition to the compounds identified in the above table, we have compounds in various stages of development that are being developed by our partners, such as Bristol-Myers Squibb, Daiichi Sankyo Company Limited and Wyeth Pharmaceuticals. We also have compounds in preclinical development that we are developing internally.

Recent Developments

Decision by GlaxoSmithKline Not to Exercise Development Option for XL647

In April 2007, we notified GlaxoSmithKline of our determination that we achieved clinical proof-of-concept for XL647 based on data from a phase 2 clinical trial, thereby triggering a 90-day review period in which GlaxoSmithKline could exercise its option under the product development and commercialization agreement between us and GlaxoSmithKline to license XL647 for further development and commercialization. On July 26, 2007, we announced that GlaxoSmithKline decided not to exercise this option. As a result of the decision by GlaxoSmithKline not to exercise this option, we retain the right to develop and commercialize XL647 either independently or in collaboration with third parties, subject to our obligations under our clinical development financing arrangement with Symphony Evolution, Inc., or SEI, referred to below. We intend to move forward with the full development of XL647 in patients with non-small cell lung cancer and potentially other indications. GlaxoSmithKline’s sole remaining right with respect to XL647 is its right to receive a royalty of 3% on net sales of XL647, which we will be required to pay if the compound is successfully commercialized.

XL647 is part of our clinical development financing arrangement with SEI. In 2005, we licensed three of our compounds, XL784, XL647 and XL999, to SEI in return for $80.0 million for the clinical development of these compounds and an exclusive option to reacquire the compounds from SEI’s investors at a specified purchase price. We are responsible for the development of these compounds in accordance with specified development plans and related development budgets. As of June 30, 2007, SEI had $44.7 million of cash, which we anticipate will be used to advance the clinical trial programs for XL647 in addition to XL784 and XL999, subject to our option to repurchase the compounds.

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

Company-specific Factors

Our financial performance is driven by many factors, including:

•

Clinical Trials. We currently have multiple compounds in clinical development and expect to continue to advance more compounds into clinical trials. Our compounds may fail to show adequate safety or efficacy in clinical testing. Furthermore, predicting the timing of the initiation or completion of clinical trials is exceedingly difficult and our trials may be delayed due to many factors, including those factors outside of our control. The future development path of each of our compounds depends upon the results of each stage of clinical development. In general, we will incur increased operating expenses for compounds that advance to the next stage of clinical development, whereas expenses will end for compounds that do not warrant further clinical development.

•

Liquidity. As of June 30, 2007, we had $253.0 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by SEI of $44.7 million and restricted cash and investments of $8.9 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and depend on many factors, including the timing of key events in our agreements with GlaxoSmithKline and SEI that may require us to consume available capital significantly sooner than we currently anticipate. We will have to obtain additional funding in order to support our plans for the aggressive development of our broad clinical and preclinical pipelines. Our minimum liquidity needs are also determined by certain financial covenants contained in our loan and security agreement with GlaxoSmithKline, which require us to maintain working capital of at least $25.0 million and cash and investments of at least $50.0 million. Our ability to raise additional funds may be severely impaired if any of our product candidates fails to show adequate safety or efficacy in clinical testing.

•

Reliance on Partners. We currently have no pharmaceutical products that have received marketing approval, and we have generated no revenues from the sale of such products. We do not expect to generate product revenues from the sale of pharmaceutical products in the near term and expect that all of our near term revenues, such as research and development funding and milestone and royalty revenues, will be generated from collaboration agreements with our partners. Milestones under these agreements may be tied to factors that are outside of our control, such as significant clinical or regulatory events with respect to compounds that have been licensed to our partners.

•

GlaxoSmithKline Compound Selection. Pursuant to our product development and commercialization agreement with GlaxoSmithKline, GlaxoSmithKline has the option, after completion of clinical proof-of-concept by us, to elect to develop up to three compounds in our product pipeline, which may include XL784, XL999, XL880, XL184, XL820, XL844, XL281, XL418 and XL228. As described below, XL784, XL647 and XL999 have been licensed to SEI. A compound selection by GlaxoSmithKline could potentially trigger significant milestone payments to Exelixis. The size of these milestone payments depends on how quickly we can advance compounds to clinical proof-of-concept, how many compounds GlaxoSmithKline selects and whether a selected compound was funded through our agreement with SEI. Any future delays in obtaining clinical proof-of-concept for compounds subject to GlaxoSmithKline’s election rights may decrease the size of any GlaxoSmithKline milestone payments and negatively affect our financial position, including in relation to the amount of additional funds that we would need to raise in order to exercise our SEI purchase option, as discussed below. In April 2007, we notified GlaxoSmithKline of our determination that we had achieved clinical proof-of-concept for XL647. As described under “Recent Developments”, on July 26, 2007, we announced that GlaxoSmithKline decided not to exercise its option under our product development and commercialization agreement to elect to develop and commercialize XL647 at clinical proof-of-concept.

•

Symphony Evolution, Inc. In 2005, we licensed three of our lead compounds (XL784, XL647 and XL999) to SEI in return for an $80.0 million investment for the clinical development of these compounds. We continue to be primarily responsible for the development of these compounds in accordance with specified development plans and related development budgets. We have retained an exclusive option to reacquire the compounds from SEI’s investors at a specified purchase price. We may repurchase the compounds for cash, shares of our common stock or a combination of cash and shares of our common stock, at our sole discretion. The purchase price for the compounds increases over the length of the option period. If GlaxoSmithKline selects any of the compounds licensed to SEI for further development and commercialization or we determine to enter into a collaboration agreement with a third party with respect to these compounds, we would be required to repurchase all of the compounds from SEI’s investors. If we repurchase the compounds, we would need to raise additional funds to cover the purchase price or issue to SEI’s investors a substantial number of shares of our common stock.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. There have been no changes during the six months ended June 30, 2007 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2006.

Fiscal Year Convention

In 2006, Exelixis adopted a 52- or 53-week fiscal year that ends on the last Friday in December, and the fiscal quarters end on the last Friday of the quarter. Fiscal year 2006, a 52-week year, ended on December 29, 2006 and fiscal year 2007, a 52-week year, will end on December 28, 2007. For convenience, references in this report as of and for the fiscal year ended December 29, 2006 are indicated on a calendar year basis, ending December 31, 2006, and as of and for the three- and six-month periods ended June 29, 2007 are indicated as ending June 30, 2007.

Results of Operations

Revenues

Total revenues by category, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Contract revenue:
Research and development services	$13.6	$11.6	$25.9	$22.5
Milestones	2.8	5.4	5.6	6.8
License revenue:
Amortization of upfront payments, including premiums paid on equity purchases	12.9	10.2	25.9	16.1

Total revenues	$29.3	$27.2	$57.4	$45.4

Dollar increase	$2.0		$12.0
Percentage increase	7%		27%

The increase in research and development services for the three months ended June 30, 2007, as compared to the comparable period for the prior year, was primarily the result of increases in research and development services of $1.1 million attributable to our German subsidiary, Artemis Pharmaceuticals, and $0.9 million from a new collaboration with Agrigenetics, Inc. for the development of plant traits in corn and other crops.

The increase in research and development services for the six months ended June 30, 2007, as compared to the comparable period for the prior year, was primarily the result of increases in research and development services of $2.0 million attributable to Artemis Pharmaceuticals, $1.0 million from our agreement with Daiichi-Sankyo and $0.9 million from our collaboration with Agrigenetics. These increases are partially offset by a decrease of $0.5 million in funding from one of our Bristol-Myer Squibb collaborations.

The decrease in milestone revenues for the three months ended June 30, 2007, as compared to the comparable period for the prior year, was primarily due to $4.0 million in revenues in 2006 associated with a milestone achieved under our collaboration with Helsinn Healthcare S.A., which was partially offset by $1.3 million in revenues in 2007 associated with a milestone achieved under our new collaboration with Genentech.

The decrease in milestone revenues for the six months ended June 30, 2007, as compared to the comparable period for the prior year, was primarily due to $4.0 million in revenues in 2006 associated with a milestone achieved under our collaboration with Helsinn Healthcare S.A., which was partially offset by $2.5 million in revenues in 2007 associated with a milestone achieved under our new collaboration with Genentech.

The increase in the amortization of upfront payments, including amortization of premiums paid for equity purchases, for the three months ended June 30, 2007, as compared to the comparable period in the prior year, was driven primarily by upfront payments from our new oncology collaboration with Bristol-Myers Squibb, resulting in increased revenue of $3.8 million; and the XL518 co-development collaboration with Genentech, resulting in increased revenues of $2.1 million. This increase was partially offset by a decrease of $2.5 million related to the conclusion in December 2006 of the amortization of the upfront payment from Wyeth Pharmaceuticals.

The increase in the amortization of upfront payments, including amortization of premiums paid for equity purchases, for the six months ended June 30, 2007, as compared to the comparable period in the prior year, was driven primarily by upfront payments from our new oncology collaboration with Bristol-Myers Squibb, resulting in increased revenue of $7.1 million; the XL518 co-development collaboration with Genentech, resulting in increased revenues of $4.2 million; and the mineralocorticoid collaboration with Daiichi-Sankyo, resulting in increased revenues of $3.6 million. This increase was partially offset by a decrease of $5.0 million related to the conclusion in December 2006 of the amortization of the upfront payment from Wyeth.

Research and Development Expenses

Total research and development expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development expenses	$56.3	$47.4	$106.5	$87.3
Dollar increase	$8.9		$19.2
Percentage increase	19%		22%

Research and development expenses consist primarily of personnel expenses, clinical trials, consulting, laboratory supplies and facilities costs. The increase for the three months ended June 30, 2007, as compared to the comparable period in 2006, resulted primarily from the following:

•

Personnel—Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, increased by $4.0 million, or 29%, primarily due to the expanded workforce supporting drug development operations to advance our clinical and preclinical development programs and, to a lesser degree, an increased investment in drug discovery to ensure the continued growth of our pipeline.

•

Clinical Trials—Clinical trial and preclinical expenses, which include services performed by third-party contract research organizations and other vendors, increased by $1.8 million, or 14%, primarily due to phase 2 clinical trial activity for XL784, XL880 and XL647 and phase 1 clinical trial activity for XL999, XL844, XL820, XL228, XL281, XL518 and XL184, as well as preclinical activity for XL418, XL147, XL765 and XL019, partially offset by a decrease in phase 2 trial activity for XL999 during 2007.

•

Lab Supplies—Lab supplies expense increased by $1.7 million, or 36%, primarily due to an increase in our drug discovery activities to ensure the continued growth of our pipeline and, to a lesser degree, development activities related to our phase 1 and phase 2 clinical trials.

The increase for the six months ended June 30, 2007, as compared to the comparable period in 2006, resulted primarily from the following:

•

Clinical Trials—Clinical trial and preclinical expenses increased by $7.8 million, or 40%, primarily due to phase 2 clinical trial activity for XL784, XL880 and XL647 and phase 1 clinical trial activity for XL999, XL844, XL820, XL228, XL281, XL518 and XL184 as well as preclinical activity for XL418, XL147, XL765 and XL019.

•

Personnel—Personnel expense increased by $6.8 million, or 25%, primarily due to the expanded workforce supporting drug development operations to advance our clinical and preclinical development programs and, to a lesser degree, an increased investment in drug discovery to ensure the continued growth of our pipeline.

•	Lab Supplies—Lab supplies expense increased by $2.7 million, or 30%, primarily due to an increase in our drug discovery activities to ensure the continued growth of our pipeline.

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

General and Administrative Expenses

Total general and administrative expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
General and administrative expenses	$11.2	$10.0	$22.4	$19.0
Dollar increase	$1.2		$3.4
Percentage increase	12%		18%

General and administrative expenses consist primarily of personnel expenses, employee stock-based compensation expense, facility costs and consulting and professional expenses, such as legal and accounting fees. The increase in expenses for the three months ended June 30, 2007, as compared to the comparable period in 2006, resulted primarily from increases of $0.6 million in stock-based compensation expense and $0.4 million in personnel expenses. The increase in expenses for the six months ended June 30, 2007, as compared to the comparable period in 2006, resulted primarily from increases of $1.8 million in personnel expenses, $1.2 million in stock-based compensation expense and $0.4 million in legal and accounting expenses. These increases are primarily to support our expanding general operating activities.

Amortization of Intangibles

Total amortization of intangible assets, as compared to the prior year period, was as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Amortization of intangible assets	$0.1	$0.2	$0.1	$0.5
Dollar decrease	$0.2		$0.4
Percentage decrease	70%		72%

Intangible assets result from our acquisitions of X-Ceptor Therapeutics, Genomica, Artemis Pharmaceuticals and Agritope (renamed Exelixis Plant Sciences). The decrease in amortization of intangibles expense for the three- and six-month periods ended June 30, 2007, as compared to the comparable periods in 2006, were due to fully amortized expenses for the assembled workforce related to our acquisition of X-Ceptor Therapeutics and the developed technology related to our acquisition of Artemis Pharmaceuticals.

Total Other Income

Total other income, as compared to the prior year period, was as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2005
Total other income	$2.3	$0.6	$4.8	$1.0
Dollar increase	$1.7		$3.8
Percentage increase	266%		367%

Total other income consists primarily of interest income earned on cash and cash equivalents, short-term and long-term marketable securities and investments held by SEI, partially offset by interest expense incurred on our notes payable, bank obligations, capital lease obligations and convertible notes and loans. The increase in total other income for the three months ended June 30, 2007, as compared to the comparable period in 2006, and six months ended June 30, 2007, as compared to the comparable period in 2006, were primarily due to an increase in interest income as a result of higher cash and investment balances and higher average interest rates. The increases are also attributable to a decrease in interest expense as a result of the repayment of our $30.0 million convertible promissory note to PDL BioPharma, Inc. in May 2006.

Noncontrolling Interest in Symphony Evolution, Inc.

Pursuant to the agreements that we entered into with SEI and certain other parties in June 2005, we consolidate SEI’s financial condition and results of operations in accordance with FIN 46R. Accordingly, we have deducted the losses attributable to the noncontrolling interest (SEI’s losses) from our net loss in the consolidated statement of operations and we have also reduced the noncontrolling interest holders’ ownership interest in SEI in the consolidated balance sheet by SEI’s losses. SEI’s losses consist primarily of the development expenses for XL647, XL784 and XL999. The noncontrolling interest holders’ ownership in the consolidated balance sheet was $24.0 million as of June 30, 2007. Once SEI’s losses are in excess of the noncontrolling interest holders’ ownership, SEI’s losses will no longer be deducted from our net losses. For the three months ended June 30, 2007, the loss attributed to the noncontrolling interest holders was $7.5 million, as compared to $5.8 million for the comparable period in 2006, and for the six month period ended June 30, 2007 the loss attributed to the noncontrolling interest holders was $14.0 million, as compared to $9.3 million for the comparable period in 2006. The increases in the losses attributed to the noncontrolling interest holders were due primarily to the increase in clinical trial activity for XL647, XL784 and XL999.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the six-month periods ended June 30, 2007 and 2006, respectively (dollar amounts are presented in thousands):

	Six Months Ended June 30,
	2007	2006
Net loss	$(52,763)	$(51,113)
Adjustments to reconcile net loss to net cash used in operating activities	1,280	9,324
Changes in operating assets and liabilities	47,014	20,577

Net cash used in operating activities	(4,469)	(21,212)
Net cash provided by (used in) investing activities	(15,045)	2,958
Net cash provided by financing activities	1,821	9,623
Effect of foreign exchange rate changes on cash and cash equivalents	(69)	55

Net decrease in cash and cash equivalents	(17,762)	(8,576)
Cash and cash equivalents, at beginning of period	123,369	81,328

Cash and cash equivalents, at end of period	$105,607	$72,752

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income. We have also financed certain of our research and development activities under our agreements with SEI. As of June 30, 2007, we had $253.0 million in cash and cash equivalents and short-term and long-term marketable securities, which includes investments held by SEI of $44.7 million and restricted cash and investments of $8.9 million.

Operating Activities

Our operating activities used cash of $4.5 million for the six month period ended June 30, 2007, compared to $21.2 million for the comparable period in 2006. Cash provided by operating activities for the 2007 period related primarily to changes in deferred revenues from collaborators, receivables and accounts payable and other accrued expenses. The cash provided was partially offset by our net loss and losses attributed to the noncontrolling interest. While cash used in operating activities is primarily driven by our net loss, operating cash flows differ from our net loss as a result of differences in the timing of cash receipts and earnings recognition, expenses related to the noncontrolling interest and non-cash charges.

The decrease of $16.7 million in cash used in our operating activities for the six month period ended June 30, 2007, as compared to the comparable period in 2006, was primarily driven by increases in deferred revenues and accounts payable and other accrued expenses and a decrease in receivables. The increase in deferred revenues of $18.1 million was primarily related to $60.0 million that we received from Bristol-Myers Squibb and $15.0 million that we received from Genentech during the six months ended June 30, 2007. We expect to recognize the Bristol-Myers Squibb payment as revenue over a four-year period and the Genentech payment over a three-year period, commencing upon the effective date of the relevant collaboration agreement.

Investing Activities

Our investing activities used cash of $15.0 million for the six month period ended June 30, 2007, compared to cash provided of $3.0 million for the comparable period in 2006. Cash used in investing activities for the 2007 period was primarily driven by purchases of marketable securities of $108.2 million and purchases of property and equipment of $9.4 million. These uses of cash were partially offset by proceeds of $91.5 million from the maturities of marketable securities and $11.7 million from the sales of investments held by SEI. The proceeds provided by maturities of our marketable securities and the sale of investments by SEI were principally used to fund our operations. We expect to continue to make significant investments in property and equipment to support our expanding operations.

Cash provided by investing activities for the 2006 period was primarily driven by the proceeds of $69.5 million provided by maturities of our marketable securities and $9.8 million from the sales of investments held by SEI. The cash provided was partially offset by purchases of investments held by SEI of $40.8 million, marketable securities of $30.4 million and property and equipment of $6.8 million.

Financing Activities

Our financing activities provided cash of $1.8 million for the six month period ended June 30, 2007, compared to $9.6 million for the comparable period in 2006. Cash provided by our financing activities for the 2007 period was due to proceeds of $6.4 million from the exercise of stock options and proceeds of $1.7 million from our employee stock purchase plan, which was partially offset by $6.3 million of principal payments on notes payable and bank obligations. Cash provided by our financing activities for the 2006 period was primarily due to the proceeds from the purchase of noncontrolling interest by preferred shareholders in SEI of $40.0 million, proceeds of $2.4 million from notes payable and bank obligations and $2.4 million from the exercise of stock options, which was partially offset by $36.3 million of principal payments on notes payable and bank obligations.

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

Cash Requirements

We have incurred net losses since inception, including a net loss of $28.6 million for the three-month period ended June 30, 2007 and $52.8 million for the six-month period ended June 30, 2007, and expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to consume available capital resources significantly sooner than we currently anticipate. These factors include:

•

the timing and progress of the clinical development of our product candidates XL647, XL999 and XL784, which are out-licensed to SEI – If any of the phase 2 clinical trials for XL647, XL999 or XL784 show positive results that support further clinical development of any such product candidate, in order for us or GlaxoSmithKline to pursue further development of such product candidate(s), we would be required to reacquire all three product candidates (XL647, XL999 and XL784) from SEI’s investors through the exercise of our exclusive purchase option, which is described in this report. Under our amended purchase option agreement with SEI, we cannot repurchase a single product candidate without also repurchasing the other two product candidates. The purchase price, which may be paid in cash and/or shares of our common stock, at our sole discretion, would be equal to the sum of (i) the total amount of capital invested in SEI by its investors ($80.0 million) and (ii) an amount equal to 25% per year on such funded capital;

•

whether and when GlaxoSmithKline selects at clinical proof-of-concept for further development XL999 or XL784, which would require us to repurchase all three product candidates through the exercise of our purchase option— GlaxoSmithKline has the right to select for further clinical development at clinical proof-of-concept XL999 and XL784, two of the product candidates licensed to SEI. If GlaxoSmithKline selects any of these product candidates, it would be necessary for us to repurchase all three product candidates licensed to SEI through the exercise of our purchase option in order to satisfy our contractual obligations to GlaxoSmithKline. GlaxoSmithKline has decided not to exercise this right at clinical proof-of-concept for XL647;

•

the amount of any selection milestones received from GlaxoSmithKline as a result of a product candidate selection by GlaxoSmithKline compared to the amount we are required to pay to reacquire XL647, XL999 and XL784 from SEI’s investors through the exercise of our purchase option – Under our product development and commercialization agreement with GlaxoSmithKline, a product candidate selection by GlaxoSmithKline would trigger milestone payments. The size of these milestone payments depends largely on how quickly we can advance product candidates to clinical proof-of-concept. As described under “Recent Developments”, on July 26, 2007, we announced that GlaxoSmithKline decided not to exercise its option under our product development and commercialization agreement to elect to develop and commercialize XL647 at clinical proof-of-concept. Since GlaxoSmithKline did not select XL647, if it later selects XL999 or XL784, and there are delays in obtaining clinical proof-of-concept for XL999 or XL784, the amount of any GlaxoSmithKline milestone payments would be significantly decreased due to the delays and would therefore cover only a small portion of the purchase price with respect to SEI. In addition, the selection milestone payment for the first compound selected by GlaxoSmithKline will be reduced by $36.0 million to account for a milestone payment that GlaxoSmithKline advanced to us in 2005 as part of an amendment to the product development and commercialization agreement;

•

whether any future milestone payments from GlaxoSmithKline relate to product candidates licensed to SEI – Under our product development and commercialization agreement with GlaxoSmithKline, any milestone payments relating to product candidates not licensed to SEI must be used to pay down our loan with GlaxoSmithKline as long as the loan is outstanding. As of June 30, 2007, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $96.9 million;

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

If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We may seek to raise funds through the sale of equity or debt securities or through external borrowings. In addition, we may enter into strategic partnerships for the development and commercialization of our compounds. We currently have shelf registration statements on file with the SEC that allow us to offer for sale from time to time common stock, preferred stock, debt securities and warrants, either individually or in units. However, we may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms or we may be required to relinquish rights to technology or product candidates or to grant licenses on terms that are unfavorable to us.

We have contractual obligations in the form of operating leases, notes payable and licensing agreements. The following chart details our contractual obligations as of June 30, 2007 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year(2)	1-3 years(2)	4-5 years	More than 5 years
Licensing and other agreements	$1,881	$1,432	$444	$5	$—
Notes payable and bank obligations	30,341	11,691	17,132	1,518	—
Convertible loans (1)	96,884	—	31,972	64,912	—
Operating leases	142,544	15,536	28,302	27,535	71,171

Total contractual cash obligations	$271,650	$28,659	$77,850	$93,970	$71,171

(1)	Includes interest payable on the convertible loans of $11.9 million. The debt and interest payable can be repaid in cash or common stock at our election.
(2)	If GlaxoSmithKline were to select one of the compounds licensed by us to SEI for further clinical development, we would be required to exercise our option to repurchase all three compounds licensed to SEI in order to be able to satisfy our obligations under our agreements with GlaxoSmithKline. In April 2007, we notified GlaxoSmithKline of our determination that we had achieved clinical proof-of-concept for XL647. As described under “Recent Developments”, on July 26, 2007, we announced that GlaxoSmithKline decided not to exercise its option under our product development and commercialization agreement to elect to develop and commercialize XL647 at clinical proof-of-concept.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at June 30, 2007 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 29, 2006 on file with the Securities and Exchange Commission. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt.

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

In addition to the factors discussed elsewhere in this report and our other reports filed with the Securities and Exchange Commission, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by us or on our behalf. The risks and uncertainties described below are not the only ones facing the company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occurs, our business could be harmed.

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

As of June 30, 2007, we had $253.0 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by SEI of $44.7 million and restricted cash and investments of $8.9 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to consume available capital resources significantly sooner than we currently anticipate. These factors include:

•

the timing and progress of the clinical development of our product candidates XL647, XL999 and XL784, which are out-licensed to SEI – If any of the phase 2 clinical trials for XL647, XL999 or XL784 show positive results that support further clinical development of any such product candidate, in order for us or GlaxoSmithKline to pursue further development of such product candidate(s), we would be required to reacquire all three product candidates (XL647, XL999 and XL784) from SEI’s investors through the exercise of our exclusive purchase option, which is described in this report. Under our amended purchase option agreement with SEI, we cannot repurchase a single product candidate without also repurchasing the other two product candidates. The purchase price, which may be paid in cash and/or shares of our common stock, at our sole discretion, would be equal to the sum of (i) the total amount of capital invested in SEI by its investors ($80.0 million) and (ii) an amount equal to 25% per year on such funded capital;

•

whether and when GlaxoSmithKline selects at clinical proof-of-concept for further development XL999 or XL784, which would require us to repurchase all three product candidates through the exercise of our purchase option. GlaxoSmithKline has the right to select for further clinical development at clinical proof-of-concept XL999 and XL784, two of the product candidates licensed to SEI. If GlaxoSmithKline selects any of these product candidates, it would be necessary for us to repurchase all three product candidates licensed to SEI through the exercise of our purchase option in order to satisfy our contractual obligations to GlaxoSmithKline. GlaxoSmithKline has decided not to exercise this right at clinical proof-of-concept for XL647;

•

the amount of any selection milestones received from GlaxoSmithKline as a result of a product candidate selection by GlaxoSmithKline compared to the amount we are required to pay to reacquire XL647, XL999 and XL784 from SEI’s investors through the exercise of our purchase option – Under our product development and commercialization agreement with GlaxoSmithKline, a product candidate selection by GlaxoSmithKline would trigger milestone payments. The size of these milestone payments depends largely on how quickly we can advance product candidates to clinical proof-of-concept. As described under “Recent Developments”, on July 26, 2007, we announced that GlaxoSmithKline decided not to exercise its option under our product development and commercialization agreement to elect to develop and commercialize XL647 at clinical proof-of-concept. Since GlaxoSmithKline did not select XL647, if it later selects XL999 or XL784, and there are delays in obtaining clinical proof-of-concept for XL999 or XL784, the amount of any GlaxoSmithKline milestone payments would be significantly decreased due to the delays and would therefore cover only a small portion of the purchase price with respect to SEI. In addition, the selection milestone payment for the first compound selected by GlaxoSmithKline will be reduced by $36.0 million to account for a milestone payment that GlaxoSmithKline advanced to us in 2005 as part of an amendment to the product development and commercialization agreement;

•

whether any future milestone payments from GlaxoSmithKline relate to product candidates licensed to SEI – Under our product development and commercialization agreement with GlaxoSmithKline, any milestone payments relating to product candidates not licensed to SEI must be used to pay down our loan with GlaxoSmithKline as long as the loan is outstanding. As of June 30, 2007, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $96.9 million;

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

One or more of these factors or changes to our current operating plan may require us to consume available capital resources significantly sooner than we anticipate. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our existing stockholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are unfavorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. If we raise additional funds through collaboration arrangements with third parties, it will be necessary to relinquish some rights to our technologies or product candidates, or we may be required to grant licenses on terms that are unfavorable to us.

In addition, we will have to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, as part of our collaboration with GlaxoSmithKline, we entered into a loan and security agreement, dated October 28, 2002, which, as amended, contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of June 30, 2007, our “working capital” was $125.1 million and our “cash and investments” were $244.1 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $96.9 million at June 30, 2007.

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

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*

We have incurred net losses since inception, including a net loss of $28.6 million for the three month period ended June 30, 2007 and $52.8 million for the six month period ended June 30, 2007. As of that date, we had an accumulated deficit of $758.0 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our pharmaceutical product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. Except for revenues associated with the transgenic mouse business of our German subsidiary, Artemis Pharmaceuticals, our only revenues to date are license revenues and revenues under contracts with our partners. The amount of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our technologies and undertake product development. We currently have numerous product candidates in various stages of clinical development and we anticipate filing additional IND applications for additional product candidates within the next 12 months. As a result, we expect that our operations will continue to increase, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

We have licensed the intellectual property, including commercialization rights, to our product candidates XL647, XL999 and XL784 to SEI and will not receive any future royalties or revenues with respect to these product candidates unless we exercise our option to acquire these product candidates in the future. We may not have the financial resources to exercise this option or sufficient clinical data in order to determine whether we should exercise this option.*

We have licensed to SEI our intellectual property rights, including commercialization rights, to our product candidates XL647, XL999 and XL784 in exchange for SEI’s investment of $80.0 million to advance the clinical development of XL647, XL999 and XL784. In exchange for this investment and for five-year warrants to purchase shares of our common stock, we received an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire the product candidates, including any associated intellectual property rights and commercialization rights. We may, at our sole discretion, exercise this purchase option at any time until the earlier of June 9, 2009 or the 90th day after the date that SEI provides us with financial statements showing cash and cash equivalents of less than $5.0 million. The purchase option exercise price is equal to the sum of: (i) the total amount of capital invested in SEI by its investors and (ii) an amount equal to 25% per year on such funded capital. The option exercise price may be paid in cash and/or shares of our common stock, at our sole discretion.

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

In addition, under our collaboration with GlaxoSmithKline, GlaxoSmithKline may continue to select at clinical proof-of-concept for further development one or more of the product candidates licensed to SEI, in which case we would be required under our amended purchase option agreement with SEI to repurchase all product candidates licensed to SEI through the exercise of our purchase option. If, after receiving any selection milestones from GlaxoSmithKline, we are unable to pay the purchase option exercise price in cash and/or delivery of our shares of our common stock, we could be in breach of our product development and commercialization agreement with GlaxoSmithKline. In the event of such breach, GlaxoSmithKline could terminate the collaboration and, among other remedies, declare all amounts under our loan facility with GlaxoSmithKline immediately due and payable, which would have a significant adverse effect on our business, operating results and financial condition.

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

Any serious adverse cardiovascular events observed in our phase 1 clinical trial evaluating XL999 in patients with NSCLC may result in significant delays or termination of clinical testing, which could harm our business, operating results and financial condition.*

In April 2007, we were notified by the FDA that it had completed its review of a clinical trial protocol for a phase 1 dose-escalation trial of XL999 in patients with NSCLC and agreed that the trial may be initiated. XL999 was previously evaluated in phase 1 and 2 clinical trials in which cardiovascular adverse events were observed. These observations caused us to suspend new patient enrollment in the ongoing XL999 clinical trials in November 2006. The FDA subsequently placed the clinical program on partial clinical hold in December 2006. The previous phase 1 and 2 clinical trials will not be re-initiated at this time. Given acceptance by the FDA of the new clinical trial protocol for XL999 in patients with NSCLC, the XL999 development program will now focus on this indication.

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

In addition, because the size of acceptance milestones is reduced over time under our agreement with GlaxoSmithKline, delays in the clinical development of XL999 may result in reduced acceptance milestone payments if GlaxoSmithKline selects XL999 for further clinical development. The occurrence of any of the foregoing events could delay or prevent commercialization of XL999 and harm our business, operating results and financial condition.

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

Our third-party manufacturers may not be able to comply with the GMP regulations, other applicable FDA regulatory requirements or similar regulations applicable outside of the United States. Additionally, if we are required to enter into new supply arrangements, we may not be able to obtain approval from the FDA of any alternate supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of any related product candidates. Failure of our third-party manufacturers or us to obtain approval from the FDA or to comply with applicable regulations could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of our product candidates, injunctions, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, any of which could have a significant adverse affect on our business.

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

Our ability to commercialize any products that we may develop will be highly dependent upon the extent to which these products gain market acceptance among physicians, patients, health care payors, such as Medicare and Medicaid, private health insurers, including managed care organizations and group purchasing organizations, and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate adequate product revenues, if at all, and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend upon a number of factors, including:

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

A primary trend in the United States health care industry is toward cost containment. In December 2003, President Bush signed into law legislation creating a prescription drug benefit program for Medicare recipients. The new prescription drug program may have the effect of reducing the prices that we are able to charge for products we develop and sell through plans under the program. The new prescription drug program may also cause third-party payors other than the federal government, including the states under the Medicaid program, to discontinue coverage for products we develop or to lower the price that they will pay.

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

The biotechnology industry is highly fragmented and is characterized by rapid technological change. In particular, the area of kinase-targeted therapies is a rapidly evolving and competitive field. We face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us, which would impair our ability to commercialize our product candidates. Our future success will depend upon our ability to maintain a competitive position with respect to technological advances. Any products that are developed through our technologies will compete in highly competitive markets. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive. In addition, there may be product candidates of which we are not aware at an earlier stage of development that may compete with our product candidates.

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

Our collaborations with outside scientists may be subject to restriction and change.*

We work with scientific and clinical advisors and collaborators at academic and other institutions that assist us in our research and development efforts. These advisors and collaborators are not our employees and may have other commitments that limit their availability to us. Although these advisors and collaborators generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services. In such a circumstance, we may lose work performed by them, and our development efforts with respect to the matters on which they were working maybe significantly delayed or otherwise adversely affected. In addition, although our advisors and collaborators sign agreements not to disclose our confidential information, it is possible that valuable proprietary knowledge may become publicly known through them.

Difficulties we may encounter managing our growth may divert resources and limit our ability to successfully expand our operations.

We have experienced a period of rapid and substantial growth that has placed, and our anticipated growth in the future will continue to place, a strain on our research, development, administrative and operational infrastructure. As our operations expand, we will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our reporting systems and procedures as well as our operational, financial and management controls. In addition, rules and regulations implemented by the Securities and Exchange Commission have increased the internal control and regulatory requirements under which we operate. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner to meet future requirements.

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

Our research and development processes involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. We may face liability for any injury or contamination that results from our use or the use by third parties of these materials, and such liability may exceed our insurance coverage and our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.

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

We may be held liable if any product we or our collaborators develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, product liability claims could result in decreased demand for our product candidates, injury to our reputation, withdrawal of patients from our clinical trials, substantial monetary awards to trial participants and the inability to commercialize any products that we may develop. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling or testing our products. We have obtained limited product liability insurance coverage for our clinical trials in the amount of $10.0 million per occurrence and $10.0 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, if insurance coverage becomes more expensive, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for any of our product candidates, we intend to expand our insurance coverage to include the sale of commercial products, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, juries have awarded large judgments in class action lawsuits for claims based on drugs that had unanticipated side effects. In addition, the pharmaceutical and biotechnology industries, in general, have been subject to significant medical malpractice litigation. A successful product liability claim or series of claims brought against us could harm our reputation and business and would decrease our cash reserves.

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

•	the announcement of new products by us or our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	conflicts or litigation with our collaborators;

•	litigation, including intellectual property infringement and product liability lawsuits, involving us;

•	failure to achieve operating results projected by securities analysts;

•	changes in earnings estimates or recommendations by securities analysts;

•	financing transactions;

•	developments in the biotechnology or pharmaceutical industry;

•	sales of large blocks of our common stock or sales of our common stock by our executive officers, directors and significant stockholders;

•	departures of key personnel or board members;

•	developments concerning current or future collaborations;

•	FDA or international regulatory actions;

•	third-party reimbursement policies;

•	acquisitions of other companies or technologies;

•	disposition of any of our subsidiaries, technologies or compounds; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

At our 2007 annual meeting of stockholders held on May 1, 2007, the stockholders were asked to vote upon:

1.	The election of three Class II directors for a three-year term until the 2010 annual meeting of stockholders. The nominees for election to these positions were Alan M. Garber, M.D., Ph.D., Vincent T. Marchesi, M.D., Ph.D., and Carl B. Feldbaum, Esq; and

2.	The ratification of the selection of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 28, 2007.

The results of the matters presented at the annual meeting, based on the presence in person or by proxy of holders of record of 82,653,457 shares of the 96,631,531 shares of our common stock entitled to vote, were as follows:

1.	The election of each of Drs. Garber and Marchesi and Mr. Feldbaum as directors of the Company until the 2010 annual meeting of stockholders, and until his successor is elected and qualified, or until his earlier death, resignation or removal, was approved as follows:

	For	Withheld
Alan M. Garber, M.D., Ph.D.	81,661,281	992,176
Vincent T. Marchesi, M.D., Ph.D.	73,392,963	9,260,494
Carl B. Feldbaum, Esq.	81,676,781	976,676

Our Class I directors, Charles Cohen, Ph.D., George Poste, D.V.M., Ph.D., and Jack Wyszomierski, will each continue to serve on the Board of Directors until the 2009 annual meeting of stockholders and until his successor is elected and qualified, or until his earlier death, resignation or removal. Our Class III directors, Stelios Papadopoulos, Ph.D., George A. Scangos, Ph.D., Frank McCormick, Ph.D., and Lance Willsey, M.D., will each continue to serve on the Board of Directors until the 2008 annual meeting of stockholders and until his successor is elected and qualified, or until his earlier death, resignation or removal.

2.	The ratification of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 28, 2007 was approved as follows:

For	Against	Abstain	Broker Non-Vote
82,479,053	119,375	55,029	0

ITEM 6.	EXHIBITS

(a)	Exhibits

The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2007	EXELIXIS, INC.

/s/ Frank Karbe
Frank Karbe Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description
10.1*	First Amendment to Collaboration Agreement, effective as of June 5, 2007, between Exelixis, Inc. and Daiichi Sankyo Company Limited (formerly known as Sankyo Company Limited).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment requested for certain portions of this exhibit.
**	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.