Form 10-Q
period 2007-09-28
EXELIXIS INC
filed 2007-11-05
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

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

As of October 26, 2007, 104,523,993 shares of the registrant’s common stock, $0.001 par value, were outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2007

ITEM 1.	FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2007	December 31, 2006 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$141,326	$123,369
Marketable securities	95,965	55,516
Investments held by Symphony Evolution, Inc.	38,731	55,087
Other receivables	8,256	22,197
Prepaid expenses and other current assets	9,755	6,082

Total current assets	294,033	262,251
Restricted cash and investments	8,078	9,635
Long-term marketable securities	13,516	19,573
Property and equipment, net	36,266	32,294
Goodwill	65,999	67,364
Other intangibles, net	328	2,605
Other assets	2,071	1,695

Total assets	$420,291	$395,417

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,041	$3,699
Accrued clinical trial liabilities	19,554	12,209
Other accrued liabilities	11,499	7,018
Accrued compensation and benefits	14,610	11,456
Current portion of notes payable and bank obligations	12,527	13,579
Deferred revenue	57,260	63,476

Total current liabilities	120,491	111,437
Notes payable and bank obligations	14,841	23,074
Convertible loans	85,000	85,000
Other long-term liabilities	24,419	20,491
Deferred revenue	74,906	64,804

Total liabilities	319,657	304,806

Noncontrolling interest in Symphony Evolution, Inc.	15,838	38,071
Commitments
Stockholders’ equity:
Common stock	104	96
Additional paid-in-capital	855,403	756,568
Accumulated other comprehensive income	1,017	1,145
Accumulated deficit	(771,728)	(705,269)

Total stockholders’ equity	84,796	52,540

Total liabilities, noncontrolling interest and stockholders’ equity	$420,291	$395,417

(1)	The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Contract	$17,496	$13,347	$49,040	$42,609
License	9,329	10,193	35,180	26,290

Total revenues	26,825	23,540	84,220	68,899

Operating expenses:
Research and development	58,643	46,048	165,159	133,344
General and administrative	10,757	8,843	33,151	27,834
Amortization of intangible assets	51	210	195	722

Total operating expenses	69,451	55,101	198,505	161,900

Loss from operations	(42,626)	(31,561)	(114,285)	(93,001)
Other income (expense):
Interest income and other, net	2,908	1,889	9,786	5,800
Interest expense	(970)	(1,071)	(3,001)	(3,943)
Gain on sale of business	18,808	—	18,808	—

Total other income	20,746	818	25,593	1,857

Loss before noncontrolling interest in Symphony Evolution, Inc.	(21,880)	(30,743)	(88,692)	(91,144)
Loss attributed to noncontrolling interest in Symphony Evolution, Inc.	8,184	5,546	22,233	14,834

Net loss	$(13,696)	$(25,197)	$(66,459)	$(76,310)

Net loss per share, basic and diluted	$(0.14)	$(0.30)	$(0.68)	$(0.91)

Shares used in computing basic and diluted loss per share amounts	98,551	84,178	97,313	83,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(66,459)	$(76,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,988	12,566
Loss attributed to noncontrolling interest	(22,233)	(14,834)
Stock-based compensation expense	14,950	13,155
Amortization of intangible assets	195	722
Gain on sale of business	(18,808)	—
Loss from the sale of equipment	13	35
Other	546	552
Changes in assets and liabilities:
Other receivables	18,441	3,584
Prepaid expenses and other current assets	(3,673)	(2,063)
Other assets	(602)	674
Accounts payable and other accrued liabilities	18,003	4,064
Other long-term liabilities	3,928	4,705
Deferred revenue	3,886	(2,313)

Net cash used in operating activities	(43,825)	(55,463)

Cash flows from investing activities:
Purchases of investments held by Symphony Evolution, Inc.	(1,836)	(41,593)
Proceeds on sale of investments held by Symphony Evolution, Inc.	18,192	15,892
Purchases of property and equipment	(14,150)	(8,333)
Proceeds on sale of business	18,000	—
Changes in restricted cash and investments	1,557	1,462
Proceeds from maturities of marketable securities	141,187	91,508
Purchases of marketable securities	(173,091)	(36,599)

Net cash (used in) provided by investing activities	(10,141)	22,337

Cash flows from financing activities:
Proceeds from sale of stock, net of offering costs	71,897	—
Proceeds from exercise of stock options and warrants	7,821	2,519
Proceeds from employee stock purchase plan	1,742	1,267
Payments on capital lease obligations	—	(98)
Proceeds from notes payable and bank obligations	—	2,424
Principal payments on notes payable and bank obligations	(9,285)	(38,683)
Proceeds from purchase of noncontrolling interest by preferred stockholders in Symphony Evolution, Inc.	—	40,000

Net cash provided by financing activities	72,175	7,429

Effect of foreign exchange rate changes on cash and cash equivalents	(252)	69

Net increase (decrease) in cash and cash equivalents	17,957	(25,628)
Cash and cash equivalents, at beginning of period	123,369	81,328

Cash and cash equivalents, at end of period	$141,326	$55,700

Supplemental cash flow disclosure:
Warrants issued in conjunction with the Symphony Evolution, Inc. transaction	$—	$3,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the period presented have been included. Operating results for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2007 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 29, 2006 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2007.

In 2006, we adopted a 52-or 53-week fiscal year that ends on the last Friday in December, and the fiscal quarters end on the last Friday of the quarter. Fiscal year 2006, a 52-week year, ended on December 29, 2006, and fiscal year 2007, a 52-week year, will end on December 28, 2007. For convenience, references in these Condensed Consolidated Financial Statements and Notes as of and for the fiscal year ended December 29, 2006 are indicated on a calendar year basis, ending December 31, 2006, and as of and for the three-and nine-month periods ended September 28, 2007 are indicated as ending September 30, 2007.

Basis of Consolidation

The consolidated financial statements include the accounts of Exelixis and our wholly owned subsidiaries as well as one variable interest entity, Symphony Evolution, Inc., for which we are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). All significant intercompany balances and transactions have been eliminated. We have determined that Artemis Pharmaceuticals, our German subsidiary, is an operating segment. Selected segment information is provided in Note 8 of the Notes to the Condensed Consolidated Financial Statements.

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

Recent Accounting Pronouncements

We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we did not recognize any adjustment for uncertain tax positions and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. As of the date of adoption, we had a $17.8 million reduction to deferred tax assets for unrecognized tax benefits. All deferred tax assets were fully offset by a valuation allowance as of the date of adoption.

In June 2007, the FASB ratified EITF 07-3, “Accounting for NonRefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, for fiscal years on a prospective basis, beginning after December 15, 2007. We will adopt EITF 07-3 in the first quarter of our fiscal 2008. We do not believe the adoption of EITF 07-03 will have a material effect on our consolidated results of operations and financial condition.

NOTE 2. Comprehensive Loss

Comprehensive loss represents net loss plus the results of certain changes in stockholders’ equity, which are comprised of unrealized gains and losses on available-for-sale securities and foreign currency cumulative translation adjustments, not reflected in the consolidated statements of operations. Comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(13,696)	$(25,197)	$(66,459)	$(76,310)
Increase in unrealized gains on available-for-sale securities	36	156	62	320
Reclassification for losses on marketable securities recognized in earnings	—	43	—	43
Decrease in foreign cumulative translation adjustment	(121)	(20)	(190)	(129)

Comprehensive loss	$(13,781)	$(25,018)	$(66,587)	$(76,076)

NOTE 3. Stock-Based Compensation

Under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), we recorded and allocated employee stock-based compensation expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development expense	$3,021	$2,520	$8,461	$8,515
General and administrative expense	1,869	1,525	5,431	4,513

Total employee stock-based compensation expense	$4,890	$4,045	$13,892	$13,028

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

	Stock Options		ESPP
	Three Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Weighted average fair value of awards	$6.12	$5.67	$3.25	$2.99
Risk-free interest rate	4.71%	4.84%	5.01%	4.90%
Dividend yield	0%	0%	0%	0%
Volatility	59%	68%	52%	53%
Expected life	4.9 years	4.7 years	0.5 years	0.5 years

	Stock Options		ESPP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average fair value of awards	$5.26	$5.37	$3.02	$2.62
Risk-free interest rate	4.69%	4.38%	5.06%	4.53%
Dividend yield	0%	0%	0%	0%
Volatility	60%	64%	52%	54%
Expected life	4.9 years	4.7 years	0.5 years	0.5 years

A summary of all stock option activity for the nine months ended September 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	17,210,626	$10.34
Granted	4,146,305	9.60
Exercised	(1,039,656)	7.62
Cancelled	(1,009,852)	9.73

Options outstanding at September 30, 2007	19,307,423	10.36	7.2 years	$28,655,910

Exercisable at September 30, 2007	10,044,218	11.32	5.8 years	$16,109,986

As of September 30, 2007, $43.5 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.7 years.

NOTE 4. Bristol-Myers Squibb

Oncology Collaboration

In December 2006, we entered into a worldwide collaboration with Bristol-Myers Squibb Company, which became effective in January 2007, to collaborate in the discovery, development and commercialization of novel targeted therapies for the treatment of cancer. We are responsible for discovery and preclinical development of small molecule drug candidates directed against mutually selected targets. In January 2007, Bristol-Myers Squibb made an upfront payment of $60.0 million to us for which we granted Bristol-Myers Squibb the right to select up to three investigational new drug (“IND”) candidates from six future Exelixis compounds. We are recognizing the upfront payment as revenue over the estimated four-year research term.

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

LXR Collaboration

In December 2005, we entered into a collaboration agreement with Bristol-Myers Squibb for the discovery, development and commercialization of novel therapies targeted against LXR, a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. This agreement became effective in January 2006, at which time we granted Bristol-Myers Squibb an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR. During the research term, we and Bristol-Myers Squibb expect to jointly identify drug candidates that are ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by Bristol-Myers Squibb, Bristol-Myers Squibb will be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and sales/marketing activities for the selected drug candidate and we do not have rights to reacquire such drug candidate.

Under the LXR collaboration agreement, Bristol-Myers Squibb paid us a nonrefundable upfront payment in the amount of $17.5 million and is obligated to provide research and development funding of $10.0 million per year for an initial research period of two years. Bristol-Myers Squibb also has the option to extend the research period for an additional one-year term. Bristol-Myers Squibb is also required to pay us development and regulatory milestones of up to $140.0 million per product for up to two products from the collaboration. In addition, we are entitled to receive sales milestones and royalties on any sales of products commercialized under the collaboration.

In August 2007, Bristol-Myers Squibb exercised its existing option to extend the LXR collaboration research period for an additional one-year term, through January 2009. Under the terms of the extension, Bristol-Myers Squibb is obligated to provide us research and development funding of $7.5 million during the extension period. In addition, the LXR collaboration agreement was amended to grant Bristol-Myers Squibb an option to extend the research period for an additional one-year term, which would be through January 2010.

NOTE 5. Sale of Plant Trait Assets

Consistent with our overall strategy of focusing on the development of our clinical pipeline, on September 4, 2007 (the “Closing Date”), we and two of our wholly-owned subsidiaries, Exelixis Plant Sciences, Inc. (“EPS”) and Agrinomics, LLC, entered into an asset purchase and license agreement (the “APA”) with Agrigenetics, Inc. and Mycogen Corporation, which are wholly-owned subsidiaries of The Dow Chemical Company.

Under the terms of the APA, EPS and Agrinomics sold to Agrigenetics a major portion of their assets used for crop trait discovery, including a facility owned by EPS, and granted to Agrigenetics licenses to certain other related assets and intellectual property. As consideration for these assets and licenses, Agrigenetics paid EPS $18.0 million and is obligated to pay an additional $4.5 million upon the first anniversary of the Closing Date. Under the APA, EPS and Agrinomics have agreed to indemnify Agrigenetics, Mycogen and their affiliates up to a specified amount if they incur damages due to any infringement or alleged infringement of certain patents.

Concurrently with the execution of the APA, we and EPS also entered into a contract research agreement (the “CRA”) with Agrigenetics and Mycogen. Agrigenetics has agreed to pay up to a maximum of $24.7 million in research and development funding over the term of the CRA, of which $1.8 million was received as of September 30, 2007. The research funding will cover employee costs, facilities expenses and capital expenditures. After the Closing Date, the research and development funding to be received over the term of the CRA will be recognized as a reduction to expenses incurred by EPS in connection with its performance under the CRA. In order for EPS to perform its obligations under the CRA, EPS will lease at no cost the facility that Agrigenetics acquired under the APA. EPS is also entitled to receive additional payments of up to a maximum of $13.5 million from Agrigenetics if EPS achieves the development of up to three designated assets during the term of the CRA. If development of any of the three designated assets is completed, the related payment will be treated as additional proceeds from the sale of our plant trait business.

The term of the CRA is five years, unless earlier terminated. Agrigenetics may terminate the CRA if EPS fails to complete the development of any of the three designated assets within their respective specified research periods or if EPS fails to cure a material breach within specified time periods. Following EPS’ development and transfer to Agrigenetics of the second designated asset, either EPS or Agrigenetics may terminate the CRA upon expiration of a specified notice period. In the event that the CRA is terminated prior to the end of the term, we will receive less than the maximum amount of research and development funding described above.

The transaction was accounted for as a sale of our plant trait business based on the guidance contained in EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” and as a result we recognized a gain of $18.8 million, net of $0.2 million in transaction costs. The gain of $18.8 million primarily consists of a purchase price of $22.5 million, less a net book value of $0.3 million of property and equipment, $2.1 million of intangible assets (acquired patents) and derecognition of $1.4 million of goodwill as a result of the sale of our plant trait business. We allocated goodwill to the disposed business based on the relative fair value of our plant trait business to Exelixis on the Closing Date.

NOTE 6. Lease Agreement

In September 2007, we entered into an operating lease agreement for approximately 66,000 square feet of office space in a building under construction located at 249 East Grand Avenue South San Francisco, California (the “Lease”). Under the terms of the Lease, we have the right to rent all of the remaining 62,393 rentable square feet of the building. This expansion right expires on December 31, 2008.

The initial term of the Lease is 90 months and will commence upon completion of the building construction, which is currently targeted for May 2008. We have an option to extend the Lease for a period of three years beyond the initial term. In addition to the three year extension, if we exercise our right to lease the entire building, we will have the option to extend the Lease for an additional ten years.

The base rent during the Lease’s initial term is $1.75 per square foot during the first year, $3.25 per square foot during the second year, and $3.50 per square foot during the third year. Thereafter, we are subject to a 3% annual increase for each year we continue the Lease. In addition to base rent, we will be responsible for certain operating expenses specified in the Lease, including a proportionate share of real estate taxes and other customary costs, and paying as additional rent, those costs, if any, relating to tenant improvements that exceed a specified portion of the tenant improvement allowance.

NOTE 7. Sale of Equity Shares

In September 2007, we completed a public offering of seven million shares of our common stock pursuant to an immediately effective automatic shelf registration statement filed with the SEC in September 2007. We received approximately $71.9 million in net proceeds from the offering after deducting offering expenses of approximately $0.2 million.

NOTE 8. Artemis Pharmaceuticals

Artemis Pharmaceuticals (“Artemis”) based in Cologne, Germany is a wholly owned subsidiary of Exelixis, which we have determined is an operating segment. Artemis’ activities are directed toward providing transgenic mouse generation services, tools and related licenses to the industrial and academic community. Artemis’ revenues for the three- and nine-month periods ended September 30, 2007 were greater than 10% of Exelixis’ revenues and therefore we have provided the following selected segment information for Artemis (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$3,713	$1,719	$9,322	$5,620
Net income (loss)	$898	(441)	$1,124	$(305)

Artemis’ total tangible assets as of September 30, 2007 and December 31, 2006 were $6.7 million and $5.8 million, respectively. Intangible assets associated with this segment, including goodwill, as of September 30, 2007 and December 31, 2006 were $2.6 million and $2.7 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “determine,” “may,” “could,” “would,” “estimate,” “predict,” “potential,” “continue,” “suggest” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Part II, Item 1A of this Form 10-Q, as well as those discussed elsewhere in this report.

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

Pursuant to a product development and commercialization agreement between Exelixis and GlaxoSmithKline, GlaxoSmithKline has the option, after completion of clinical proof-of-concept by Exelixis, to elect to develop up to three compounds in Exelixis’ product pipeline, which may include XL784, XL880, XL999, XL820, XL184, XL844, XL418, XL281 and XL228.

In addition to the compounds identified in the above table, we have compounds in various stages of development that are being developed by our partners, such as Bristol-Myers Squibb, Daiichi Sankyo Company Limited and Wyeth Pharmaceuticals. We also have compounds in preclinical development that we are developing internally.

Recent Developments

Data Report for XL880 Submitted to GlaxoSmithKline

In August 2007, we agreed to a request from GlaxoSmithKline to initiate its review of XL880 before the compound reached clinical proof-of-concept and in mid-September 2007, we delivered a data report relating to XL880 to GlaxoSmithKline. Under the terms of our product development and commercialization agreement with GlaxoSmithKline, GlaxoSmithKline’s review period would have otherwise commenced once clinical proof-of-concept data became available. GlaxoSmithKline has 90 days from the date of submission of the data report to determine whether it will select XL880 for further development and commercialization. We and GlaxoSmithKline have also initiated preliminary transition activities in the event that GlaxoSmithKline selects XL880 for further clinical development and commercialization.

If GlaxoSmithKline exercises its purchase option with respect to XL880, and XL880 is the first of our compounds selected by GlaxoSmithKline, we will be entitled to a selection milestone of $35.0 million. However, under our product development and commercialization agreement with GlaxoSmithKline, the full amount of this selection milestone would be retained by GlaxoSmithKline to offset a milestone payment that GlaxoSmithKline advanced to us in 2005 under an amendment to the product development and commercialization agreement.

In addition to the selection milestone that would be earned if GlaxoSmithKline exercises its purchase option with respect to XL880, we would also be entitled to receive commercialization milestones and royalties on product sales related to XL880 and, under certain conditions, we would also have an option to co-promote XL880 in North America.

Interim data from an ongoing phase 2 clinical trial of XL880 in patients with papillary renal carcinoma were presented at the “Molecular Targets and Cancer Therapeutics” International Conference sponsored by the American Association for Cancer Research (AACR), the National Cancer Institute (NCI), and the European Organisation for Research and Treatment of Cancer (EORTC), or the AACR-NCI-EORTC Conference, which was held on October 22-26, 2007 in San Francisco. The data reported at the AACR-NCI-EORTC Conference suggest that XL880 has anti-tumor activity in papillary renal carcinoma.

Phase 2 Trial of XL784 Did Not Meet Primary Endpoint

On October 16, 2007, we announced that a recently completed phase 2 clinical trial of XL784 did not meet its primary endpoint of reducing proteinuria compared with placebo in patients with proteinuria associated with diabetic nephropathy. Various analyses of the results with respect to subgroups in the trial suggest that the compound may have the potential to benefit patients with this disease.

On October 22, 2007, we delivered a data report relating to XL784 to GlaxoSmithKline. GlaxoSmithKline has 90 days from the date of submission of the data report to determine whether it will select XL784 for further development and commercialization. Under our product development and commercialization agreement with GlaxoSmithKline, clinical proof-of-concept for XL784 was met by completing a phase 2 clinical trial.

XL784 is a part of our clinical development financing arrangement with SEI. In 2005, we licensed three of our compounds, XL784, XL647 and XL999, to SEI in return for $80.0 million for the clinical development of these compounds and an exclusive option to reacquire the compounds from SEI’s investors at a specified purchase price. If GlaxoSmithKline exercises its purchase option with respect to XL784, then, to satisfy our contractual obligations to GlaxoSmithKline, we would be required to exercise our purchase option with SEI’s investors to purchase all of the equity of SEI in order to reacquire XL784 and the other two product candidates we previously licensed to SEI, XL647 and XL999.

Agreement to Sell Plant Trait Assets

Consistent with our overall strategy of focusing on the development of our clinical pipeline, on September 4, 2007, we and two of our wholly-owned subsidiaries, Exelixis Plant Sciences, Inc., or EPS, and Agrinomics, LLC, or Agrinomics, entered into an asset purchase and license agreement with Agrigenetics, Inc. and Mycogen Corporation, which are wholly-owned subsidiaries of The Dow Chemical Company, or Dow.

Under the terms of the asset purchase and license agreement, EPS and Agrinomics sold to Agrigenetics a major portion of their assets used for crop trait discovery, including a facility owned by EPS, and granted to Agrigenetics licenses to certain other related assets and intellectual property. As consideration for these assets and licenses, Agrigenetics paid EPS and Agrinomics $18.0 million on the effective date and is obligated to pay an additional $4.5 million on September 4, 2008, the first anniversary of the effective date of the agreement. The asset purchase and license agreement includes customary representations, warranties, covenants and indemnities. In addition, under the asset purchase and license agreement, EPS and Agrinomics have agreed to indemnify Agrigenetics, Mycogen and their affiliates up to a specified amount if they incur damages due to any infringement or alleged infringement of certain patents. We are a party to the asset purchase and license agreement principally to guarantee the performance of EPS and Agrinomics, and Mycogen is a party to the asset purchase and license agreement principally to guarantee the performance of Agrigenetics.

Concurrently with the execution of the asset purchase and license agreement, we and EPS entered into a contract research agreement with Agrigenetics and Mycogen. Under the contract research agreement, EPS is responsible for developing new assets for crop trait discovery and for completing certain research commenced under a previous technology development agreement among us, EPS, Agrigenetics and Mycogen and a plant traits research and license agreement between EPS and Dow AgroSciences LLC, another wholly-owned subsidiary of Dow. Agrigenetics has agreed to pay EPS up to a maximum of approximately $24.7 million in research funding over the term of the agreement. The research funding will cover employee costs, facilities expenses and capital expenditures. Upon the effective date of the agreement, the research and development funding received under the contract research agreement will be recognized as a reduction to expenses incurred. In order for EPS to perform its obligations under the CRA, EPS will lease at no cost the facility that Agrigenetics acquired under the APA. EPS is also entitled to receive additional payments of up to a maximum of $13.5 million from Agrigenetics if EPS achieves the development of up to three designated assets during the term of the contract research agreement.

The term of the contract research agreement is five years, unless earlier terminated. Agrigenetics may terminate the contract research agreement if EPS fails to complete the development of any of the three designated assets within their respective specified research periods or if EPS fails to cure a material breach within specified time periods. In addition, following EPS’ development and transfer to Agrigenetics of the second designated asset, either EPS or Agrigenetics may terminate the contract research agreement upon expiration of a specified notice period. In the event that the CRA is terminated prior to the end of the term, we will receive less than the maximum amount of research and development funding described above. We are a party to the contract research agreement principally to guarantee the performance of EPS, and Mycogen is a party to the contract research agreement principally to guarantee the performance of Agrigenetics.

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

•

Liquidity. As of September 30, 2007, we had $297.6 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by SEI of $38.7 million and restricted cash and investments of $8.1 million. In September 2007, we received approximately $71.9 million in net proceeds from the sale of seven million shares of our common stock under an immediately effective automatic shelf registration statement we filed with the Securities and Exchange Commission. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and depend on many factors, including the timing of key events in our agreements with GlaxoSmithKline and SEI that may require us to consume available capital significantly earlier than we currently anticipate. We will have to obtain additional funding in order to support our plans for the aggressive development of our broad clinical and preclinical pipelines. Our minimum liquidity needs are also determined by certain financial covenants contained in our loan and security agreement with GlaxoSmithKline, which require us to maintain working capital of at least $25.0 million and cash and investments of at least $50.0 million. Our ability to raise additional funds may be severely impaired if any of our product candidates fails to show adequate safety or efficacy in clinical testing.

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

•

GlaxoSmithKline Compound Selection. Pursuant to our product development and commercialization agreement with GlaxoSmithKline, GlaxoSmithKline has the option, after completion of clinical proof-of-concept by us, to elect to develop up to three compounds in our product pipeline, which may include XL784, XL880, XL999, XL820, XL184, XL844, XL418, XL281 and XL228. As described below, two of these compounds, XL784 and XL999, have been licensed to SEI. A compound selection by GlaxoSmithKline could potentially trigger significant milestone payments to us. The size of these milestone payments depends on how quickly we can advance compounds to clinical proof-of-concept, how many compounds GlaxoSmithKline selects and whether a selected compound was funded through our agreement with SEI. Any future delays in obtaining clinical proof-of-concept for compounds subject to GlaxoSmithKline’s election rights may decrease the size of any GlaxoSmithKline milestone payments and negatively affect our financial position. Decreased milestones with respect to compounds funded through our agreement with SEI may require us to raise additional funds and/or to issue to SEI’s investors a substantial number of shares of our common stock in order for us to exercise our SEI purchase option. On July 26, 2007, we announced that GlaxoSmithKline decided not to exercise its option under our product development and commercialization agreement to elect to develop and commercialize XL647 at clinical proof-of-concept. On September 14, 2007, we submitted a data report to GlaxoSmithKline for XL880 and, on October 22, 2007, we submitted a data report to GlaxoSmithKline for XL784. GlaxoSmithKline has 90 days from the date of submission of each data report to determine whether it will select the compound to which such data report relates for further development and commercialization. If GlaxoSmithKline exercises its purchase option with respect to XL880, and XL880 is the first of our compounds selected by GlaxoSmithKline, we will be entitled to a selection milestone of $35.0 million. However, under our product development and commercialization agreement with GlaxoSmithKline, the full amount of this selection milestone would be retained by GlaxoSmithKline to offset a milestone payment that GlaxoSmithKline advanced to us in 2005 under an amendment to the product development and commercialization agreement. If GlaxoSmithKline then selects a second compound prior to the end of the development term under the product development and commercialization agreement in October 2008, the amount of the selection milestone for the second compound would be at least $55.0 million. If the second compound is not licensed to SEI, the selection milestone for such compound must be used to pay down our loan with GlaxoSmithKline as long as the loan is outstanding. See “—Liquidity and Capital Resources—Cash Requirements.”

•

Symphony Evolution, Inc. In 2005, we licensed three of our lead compounds, XL784, XL647 and XL999, to SEI in return for an $80.0 million investment for the clinical development of these compounds. We continue to be primarily responsible for the development of these compounds in accordance with specified development plans and related development budgets. We have retained an exclusive option to reacquire the compounds from SEI’s investors at a specified purchase price. We may repurchase the compounds for cash, shares of our common stock or a combination of cash and shares of our common stock, at our sole discretion. The purchase price for the compounds increases over the length of the option period. If GlaxoSmithKline selects any of the compounds licensed to SEI for further development and commercialization or if we determine to enter into a collaboration agreement or other arrangement with a third party with respect to any of these compounds, we would be required to repurchase all of the compounds from SEI’s investors. If we repurchase the compounds, we would need to raise additional funds to cover the purchase price or issue to SEI’s investors a substantial number of shares of our common stock.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. There have been no changes during the nine months ended September 30, 2007 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Fiscal Year Convention

In 2006, Exelixis adopted a 52- or 53-week fiscal year that ends on the last Friday in December, and the fiscal quarters end on the last Friday of the quarter. Fiscal year 2006, a 52-week year, ended on December 29, 2006 and fiscal year 2007, a 52-week year, will end on December 28, 2007. For convenience, references in this report as of and for the fiscal year ended December 29, 2006 are indicated on a calendar year basis, ending December 31, 2006, and as of and for the three- and nine-month periods ended September 28, 2007 are indicated as ending September 30, 2007.

Results of Operations

Revenues

Total revenues by category, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Contract revenue:
Research and development services	$13.7	$11.5	$39.7	$34.0
Milestones	3.8	1.8	9.3	8.6
License revenue:
Amortization of upfront payments, including premiums paid on equity purchases	9.3	10.2	35.2	26.3

Total revenues	$26.8	$23.5	$84.2	$68.9

Dollar increase	$3.3		$15.3
Percentage increase	14%		22%

The increase in revenues from research and development services for the three months ended September 30, 2007, as compared to the comparable period for the prior year, was primarily the result of increases in research and development services of $1.9 million attributable to our German subsidiary, Artemis Pharmaceuticals, and $0.6 million received from Agrigenetics prior to the sale of our plant trait business.

The increase in revenues from research and development services for the nine months ended September 30, 2007, as compared to the comparable period for the prior year, was primarily the result of increases in research and development services of $3.7 million attributable to Artemis Pharmaceuticals, $1.5 million from Agrigenetics prior to the sale of our plant trait business and $1.1 million from our agreement with Daiichi-Sankyo. These increases were partially offset by a decrease of $0.8 million in funding from one of our Bristol-Myers Squibb collaborations.

The increase in milestone revenues for the three months ended September 30, 2007, as compared to the comparable period for the prior year, was primarily due to $1.3 million in revenues associated with a milestone achieved under our co-development collaboration with Genentech relating to XL518 and $0.7 million in revenues associated with a milestone achieved under one of our collaborations with Bristol-Myers Squibb.

The increase in milestone revenues for the nine months ended September 30, 2007, as compared to the comparable period for the prior year, was primarily due to $3.8 million in revenues associated with a milestone achieved under our co-development collaboration with Genentech relating to XL518 and $1.0 million in revenues associated with a milestone achieved under one of our collaborations with Bristol-Myers Squibb. These increases were partially offset by $4.0 million in revenues in 2006 associated with a milestone achieved under our collaboration with Helsinn Healthcare S.A.

The decrease in the amortization of upfront payments, including amortization of premiums paid for equity purchases, for the three months ended September 30, 2007, as compared to the comparable period in the prior year, was driven primarily by the conclusion of the amortization of the upfront payments from Daiichi-Sankyo, resulting in decreased revenues of $4.1 million, and from Wyeth Pharmaceuticals, resulting in decreased revenues of $2.5 million. These decreases were partially offset by upfront payments from the oncology collaboration we entered into with Bristol-Myers Squibb in December 2006, resulting in increased revenues of $3.8 million, and our co-development collaboration with Genentech relating to XL518, resulting in increased revenues of $2.1 million.

The increase in the amortization of upfront payments, including amortization of premiums paid for equity purchases, for the nine months ended September 30, 2007, as compared to the comparable period in the prior year, was driven primarily by upfront payments from the oncology collaboration we entered into with Bristol-Myers Squibb in December 2006, resulting in increased revenues of $10.8 million and our co-development collaboration with Genentech relating to XL518, resulting in increased revenues of $6.3 million. These increases were partially offset by the conclusion of the amortization of the upfront payments from Wyeth Pharmaceuticals, resulting in decreased revenues of $7.5 million and from Daiichi-Sankyo, resulting in decreased revenues of $0.5 million.

Research and Development Expenses

Total research and development expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development expenses	$58.6	$46.0	$165.2	$133.3
Dollar increase	$12.6		$31.8
Percentage increase	27%		24%

Research and development expenses consist primarily of personnel expenses, clinical trials, consulting, laboratory supplies, stock-based compensation expense and facilities costs. The increase for the three months ended September 30, 2007, as compared to the comparable period in 2006, resulted primarily from the following:

•

Clinical Trials—Clinical trial and preclinical expenses, which include services performed by third-party contract research organizations and other vendors, increased by $6.2 million, or 55%, primarily due to phase 2 clinical trial activity for XL784, XL880, XL647 and XL820 and phase 1 clinical trial activity for XL999, XL844, XL228, XL281, XL518, XL184, XL418, XL147, XL765 and XL019, as well as preclinical activity for XL443 and XL139, which were partially offset by a decrease in phase 2 trial clinical activity for XL999 during 2007.

•

Personnel—Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, increased by $3.4 million, or 22%, primarily due to the expanded workforce supporting drug development operations to advance our clinical and preclinical development programs and, to a lesser degree, an increased investment in drug discovery.

•	Lab Supplies—Lab supplies expense increased by $1.9 million, or 45%, primarily due to an increase in our drug discovery activities.

The increase for the nine months ended September 30, 2007, as compared to the comparable period in 2006, resulted primarily from the following:

•

Clinical Trials—Clinical trial and preclinical expenses increased by $14.0 million, or 46%, primarily due to phase 2 clinical trial activity for XL784, XL880, XL647 and XL820 and phase 1 clinical trial activity for XL999, XL844, XL228, XL281, XL518, XL184, XL418, XL147, XL765 and XL019, as well as preclinical activity for XL443 and XL139.

•

Personnel—Personnel expense increased by $10.2 million, or 24%, primarily due to the expanded workforce supporting drug development operations to advance our clinical and preclinical development programs and, to a lesser degree, an increased investment in drug discovery.

•	Lab Supplies—Lab supplies expense increased by $4.6 million, or 35%, primarily due to an increase in our drug discovery activities.

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

We currently do not have reliable estimates of total costs for a particular drug candidate to reach the market. Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may involve unanticipated additional clinical trials and may not result in receipt of the necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. In addition, clinical trials of our potential products may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.

General and Administrative Expenses

Total general and administrative expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
General and administrative expenses	$10.8	$8.8	$33.2	$27.8
Dollar increase	$1.9		$5.3
Percentage increase	22%		19%

General and administrative expenses consist primarily of personnel expenses, stock-based compensation expense, facility costs and consulting and professional expenses, such as legal and accounting fees. The increase in expenses for the three months ended September 30, 2007, as compared to the comparable period in 2006, resulted primarily from increases of $0.8 million in personnel expenses, $0.6 million in stock-based compensation expense and $0.6 million in legal and accounting expenses. The increase in expenses for the nine months ended September 30, 2007, as compared to the comparable period in 2006, resulted primarily from increases of $2.6 million in personnel expenses, $1.8 million in stock-based compensation expense and $0.9 million in legal and accounting expenses. These increases are primarily due to our expanded workforce to support our expanding general operating activities.

Amortization of Intangibles

Total amortization of intangible assets, as compared to the prior year period, was as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Amortization of intangible assets	$0.1	$0.2	$0.2	$0.7
Dollar decrease	$(0.2)		$(0.5)
Percentage decrease	76%		73%

Intangible assets result from our acquisitions of X-Ceptor Therapeutics, Genomica, Artemis Pharmaceuticals and Agritope (renamed Exelixis Plant Sciences). The decrease in amortization of intangibles expense for the three- and nine-month periods ended September 30, 2007, as compared to the comparable periods in 2006, was due to fully amortized expenses for the assembled workforce related to our acquisition of X-Ceptor Therapeutics and the developed technology related to our acquisition of Artemis Pharmaceuticals. In addition, amortization of intangibles expense decreased as a result of our transaction in September 2007 with Agrigenetics when we sold $2.1 million of acquired patents, which were part of our plant trait business.

Total Other Income

Total other income, as compared to the prior year period, was as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total other income	$20.7	$0.8	$25.6	$1.9
Dollar increase	$19.9		$23.7

Total other income typically consists of interest income earned on cash and cash equivalents, short-term and long-term marketable securities and investments held by SEI, offset by interest expense incurred on our notes payable, bank obligations, capital lease obligations and convertible notes and loans. However, in September 2007, we sold our plant trait business to Agrigenetics, and, as a result, we recognized a gain of $18.8 million in total other income. The gain of $18.8 million primarily consists of a purchase price of $22.5 million, less $2.4 million in net book value of tangible and intangible assets and derecognition of $1.4 million of goodwill as a result of the sale of our plant trait business.

The increase in interest income and other, net of $1.0 million for the three months ended September 30, 2007, as compared to the comparable period in 2006, and an increase of $4.0 million for the nine months ended September 30, 2007, as compared to the comparable period in 2006, were primarily due to an increase in interest income as a result of higher cash and investment balances and higher average interest rates.

The decrease in interest expense of $0.1 million for the three months ended September 30, 2007, as compared to the comparable period in 2006, and a decrease of $0.9 million for the nine months ended September 30, 2007, as compared to the comparable period in 2006, were primarily due to an overall lower debt balance, which includes the repayment of our $30.0 million convertible promissory note to PDL BioPharma, Inc. in May 2006.

Noncontrolling Interest in Symphony Evolution, Inc.

Pursuant to the agreements that we entered into with SEI and certain other parties in June 2005, we consolidate SEI’s financial condition and results of operations in accordance with FIN 46R. Accordingly, we have deducted the losses attributable to the noncontrolling interest (SEI’s losses) from our net loss in the consolidated statement of operations and we have also reduced the noncontrolling interest holders’ ownership interest in SEI in the consolidated balance sheet by SEI’s losses. SEI’s losses consist primarily of the development expenses for XL647, XL784 and XL999. The noncontrolling interest holders’ ownership in the consolidated balance sheet was $15.8 million as of September 30, 2007. Once SEI’s losses are in excess of the noncontrolling interest holders’ ownership, SEI’s losses will no longer be deducted from our net losses. For the three months ended September 30, 2007, the loss attributed to the noncontrolling interest holders was $8.2 million, as compared to $5.5 million for the comparable period in 2006, and for the nine month period ended September 30, 2007 the loss attributed to the noncontrolling interest holders was $22.2 million, as compared to $14.8 million for the comparable period in 2006. The increases in the losses attributed to the noncontrolling interest holders for the respective periods were due primarily to increases in clinical trial activity for XL647, XL784 and XL999.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the nine-month periods ended September 30, 2007 and 2006, respectively (dollar amounts are presented in thousands):

	Nine Months Ended September 30,
	2007	2006
Net loss	$(66,459)	$(76,310)
Adjustments to reconcile net loss to net cash used in operating activities	(17,349)	12,196
Changes in operating assets and liabilities	39,983	8,651

Net cash used in operating activities	(43,825)	(55,463)
Net cash provided by (used in) investing activities	(10,141)	22,337
Net cash provided by financing activities	72,175	7,429
Effect of foreign exchange rate changes on cash and cash equivalents	(252)	69

Net increase (decrease) in cash and cash equivalents	17,957	(25,628)
Cash and cash equivalents, at beginning of period	123,369	81,328

Cash and cash equivalents, at end of period	$141,326	$55,700

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income. We have also financed certain of our research and development activities under our agreements with SEI. As of September 30, 2007, we had $297.6 million in cash and cash equivalents and short-term and long-term marketable securities, which includes investments held by SEI of $38.7 million and restricted cash and investments of $8.1 million.

Operating Activities

Our operating activities used cash of $43.8 million for the nine month period ended September 30, 2007, compared to $55.5 million for the comparable period in 2006. Cash used in our operating activities for the 2007 period related primarily to our net loss, loss attributed to the noncontrolling interest and a gain on the sale of our plant trait business. The cash used was partially offset by cash provided by changes in receivables, accounts payable and other accrued expenses and deferred revenues from collaborators. While cash used in operating activities was primarily driven by our net loss, operating cash flows differed from our net loss as a result of differences in the timing of cash receipts and earnings recognition, expenses related to the noncontrolling interest and non-cash charges.

The decrease of $11.6 million in cash used in our operating activities for the nine month period ended September 30, 2007, as compared to the comparable period in 2006, was primarily driven by a decrease in receivables and increases in accounts payable and other accrued expenses and deferred revenues. The decrease in cash used was partially offset by a gain on the sale of our plant trait business. The increase in deferred revenues was due primarily to $60.0 million that we received from Bristol-Myers Squibb and $15.0 million that we received from Genentech during the nine months ended September 30, 2007. We expect to recognize the Bristol-Myers Squibb payment as revenue over a four-year period and the Genentech payment over a three-year period, commencing upon the effective date of the relevant collaboration agreement.

Investing Activities

Our investing activities used cash of $10.1 million for the nine month period ended September 30, 2007, compared to cash provided of $22.3 million for the comparable period in 2006. Cash used in investing activities for the 2007 period was primarily driven by purchases of marketable securities of $173.1 million and purchases of property and equipment of $14.2 million. These uses of cash were partially offset by proceeds of $141.2 million from the maturities of marketable securities, $18.2 million from the sales of investments held by SEI and $18.0 million from the sale of our plant trait business. The proceeds provided by maturities of our marketable securities and the sale of investments by SEI were principally used to fund our operations. We expect to continue to make significant investments in property and equipment to support our expanding operations.

Cash provided by investing activities for the 2006 period was primarily attributable to proceeds of $91.5 million provided by maturities of our marketable securities and $15.9 million from the sales of investments held by SEI. The cash provided was partially offset by purchases of investments held by SEI of $41.6 million, marketable securities of $36.6 million and property and equipment of $8.3 million.

Financing Activities

Our financing activities provided cash of $72.2 million for the nine month period ended September 30, 2007, compared to $7.4 million for the comparable period in 2006. Cash provided by our financing activities for the 2007 period was primarily from net proceeds of $71.9 million from the sale of seven million shares of our common stock in September 2007 and proceeds of $7.8 million from the exercise of stock options, which was partially offset by $9.3 million of principal payments on notes payable and bank obligations. Cash provided by our financing activities for the 2006 period was primarily from the proceeds of the purchase of noncontrolling interest by investors in SEI of $40.0 million, which was partially offset by $38.7 million of principal payments on notes payable and bank obligations.

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

Cash Requirements

We have incurred net losses since inception, including a net loss of $13.7 million for the three-month period ended September 30, 2007 and $66.5 million for the nine-month period ended September 30, 2007, and we expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. In September 2007, we received approximately $71.9 million in net proceeds from the sale of seven million shares of our common stock under an immediately effective automatic shelf registration statement we filed with the Securities and Exchange Commission. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to consume available capital resources significantly earlier than we currently anticipate. These factors include:

•

the timing and progress of the clinical development of our product candidates XL647, XL999 and XL784, which are out-licensed to SEI – If any of the phase 2 clinical trials for XL647, XL999 or XL784 show positive results that support further clinical development of any such product candidate, in order for us or GlaxoSmithKline to pursue further development and commercialization of such product candidate(s), we would be required to reacquire all three of these product candidates from SEI’s investors through the exercise of our exclusive purchase option, which is described in this report. Under our amended purchase option agreement with SEI, we cannot repurchase a single product candidate without also repurchasing the other two product candidates. The purchase price, which may be paid in cash and/or shares of our common stock, at our sole discretion, would be equal to the sum of (i) the total amount of capital invested in SEI by its investors ($80.0 million) and (ii) an amount equal to 25% per year on such funded capital. As a result, the purchase price for the compounds licensed to SEI increases over time;

•

whether and when GlaxoSmithKline selects at clinical proof-of-concept for further development and commercialization XL999 or XL784 – GlaxoSmithKline has the right to select for further clinical development at clinical proof-of-concept XL999 and XL784, two of the three product candidates licensed to SEI. If GlaxoSmithKline selects any of these product candidates, it would be necessary for us to repurchase all three product candidates licensed to SEI through the exercise of our purchase option, if we have not previously done so, in order to satisfy our contractual obligations to GlaxoSmithKline. Under our product development and commercialization agreement with GlaxoSmithKline, a product candidate selection by GlaxoSmithKline would trigger milestone payments. The size of these milestone payments for any candidate depends, in part, on when that candidate achieves clinical proof-of-concept. As a result, if there are delays in achieving clinical proof-of-concept for XL999 or XL784, the amount of any GlaxoSmithKline selection milestone payment could be significantly decreased and would therefore cover only a small portion of the purchase price for the exercise of our purchase option with respect to SEI. In addition, if either XL999 or XL784 is the first compound selected by GlaxoSmithKline, $36.0 million of the selection milestone would be retained by GlaxoSmithKline to offset a milestone payment that GlaxoSmithKline advanced to us in 2005 as part of an amendment to the product development and commercialization agreement. As described under “—Recent Developments—Phase 2 Trial of XL784 Did Not Meet Primary Endpoint,” on October 22, 2007, we delivered a data report relating to XL784 to GlaxoSmithKline. GlaxoSmithKline has 90 days from the date of submission of the data report to determine whether it will select XL784 for further development and commercialization. In July 2007, GlaxoSmithKline declined to exercise its option to select XL647 for further development and commercialization after the compound achieved clinical proof-of-concept;

•

whether and when GlaxoSmithKline selects at clinical proof-of-concept for further development and commercialization any product candidates not licensed to SEI – Under our product development and commercialization agreement with GlaxoSmithKline, any milestone payments relating to product candidates not licensed to SEI must be used to pay down our loan with GlaxoSmithKline as long as the loan is outstanding. As of September 30, 2007, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $97.7 million. In addition, if the first product candidate selected by GlaxoSmithKline prior to the end of the development term under the product development and commercialization agreement in October 2008 is not licensed to SEI, such as XL880, we will be entitled to a selection milestone of $35.0 million, but the full amount of this selection milestone would be retained by GlaxoSmithKline to offset a milestone payment that GlaxoSmithKline advanced to us in 2005 as part of an amendment to the product development and commercialization agreement. In this circumstance, the selection milestone would not be used to pay down our loan with GlaxoSmithKline;

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

We have contractual obligations in the form of operating leases, notes payable and licensing agreements. The following chart details our contractual obligations as of September 30, 2007 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year(2)	1-3 years(2)	4-5 years	More than 5 years
Licensing and other agreements	$1,701	$1,511	$185	$5	$—
Notes payable and bank obligations	27,368	12,527	14,135	706	—
Convertible loans (1)	97,733	—	32,252	65,481	—
Operating leases (3)	162,362	16,710	34,455	33,777	77,420

Total contractual cash obligations	$289,164	$30,748	$81,027	$99,969	$77,420

(1)	Includes interest payable on the convertible loans of $12.7 million. The debt and interest payable can be repaid in cash or common stock at our election.

(2)	If GlaxoSmithKline were to select one of the compounds licensed by us to SEI for further development and commercialization, we would be required to exercise our option to repurchase all three compounds licensed to SEI in order to satisfy our obligations under our agreements with GlaxoSmithKline. As described under “—Recent Developments—Phase 2 Trial of XL784 Did Not Meet Primary Endpoint”, on October 22, 2007, we submitted a data report to GlaxoSmithKline for XL784. GlaxoSmithKline has ninety days from the date of submission of the data report for XL784 to determine whether it will select the compound for further development and commercialization.

(3)	In September 2007, we entered into an operating lease agreement for approximately 66,000 square feet of office space in a building under construction. The initial term of the Lease is 90 months and will commence upon completion of the building construction, which is currently targeted for May 2008. These amounts assume the lease payments will begin in May 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at September 30, 2007 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006 on file with the Securities and Exchange Commission. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007 and December 31, 2006, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $1.2 million and $2.4 million, respectively.

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

As of September 30, 2007, we had $297.6 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by SEI of $38.7 million and restricted cash and investments of $8.1 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to consume available capital resources significantly earlier than we currently anticipate. These factors include:

•

the timing and progress of the clinical development of our product candidates XL647, XL999 and XL784, which are out-licensed to SEI – If any of the phase 2 clinical trials for XL647, XL999 or XL784 show positive results that support further clinical development of any such product candidate, in order for us or GlaxoSmithKline to pursue further development and commercialization of such product candidate(s), we would be required to reacquire all three of these product candidates from SEI’s investors through the exercise of our exclusive purchase option, which is described in this report. Under our amended purchase option agreement with SEI, we cannot repurchase a single product candidate without also repurchasing the other two product candidates. The purchase price, which may be paid in cash and/or shares of our common stock, at our sole discretion, would be equal to the sum of (i) the total amount of capital invested in SEI by its investors ($80.0 million) and (ii) an amount equal to 25% per year on such funded capital. As a result, the purchase price for the compounds licensed to SEI increases over time;

•

whether and when GlaxoSmithKline selects at clinical proof-of-concept for further development and commercialization XL999 or XL784 – GlaxoSmithKline has the right to select for further clinical development at clinical proof-of-concept XL999 and XL784, two of the three product candidates licensed to SEI. If GlaxoSmithKline selects any of these product candidates, it would be necessary for us to repurchase all three product candidates licensed to SEI through the exercise of our purchase option, if we have not previously done so, in order to satisfy our contractual obligations to GlaxoSmithKline. Under our product development and commercialization agreement with GlaxoSmithKline, a product candidate selection by GlaxoSmithKline would trigger milestone payments. The size of these milestone payments for any candidate depends, in part, on when that candidate achieves clinical proof-of-concept. As a result, if there are delays in achieving clinical proof-of-concept for XL999 or XL784, the amount of any GlaxoSmithKline selection milestone payment could be significantly decreased and would therefore cover only a small portion of the purchase price for the exercise of our purchase option with respect to SEI. In addition, if either XL999 or XL784 is the first compound selected by GlaxoSmithKline, $36.0 million of the selection milestone would be retained by GlaxoSmithKline to offset a milestone payment that GlaxoSmithKline advanced to us in 2005 as part of an amendment to the product development and commercialization agreement. As described under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Phase 2 Trial of XL784 Did Not Meet Primary Endpoint,” on October 22, 2007, we delivered a data report relating to XL784 to

GlaxoSmithKline. GlaxoSmithKline has 90 days from the date of submission of the data report to determine whether it will select XL784 for further development and commercialization. In July 2007, GlaxoSmithKline declined to exercise its option to select XL647 for further development and commercialization after the compound achieved clinical proof-of-concept;

•

whether and when GlaxoSmithKline selects at clinical proof-of-concept for further development and commercialization any product candidates not licensed to SEI – Under our product development and commercialization agreement with GlaxoSmithKline, any milestone payments relating to product candidates not licensed to SEI must be used to pay down our loan with GlaxoSmithKline as long as the loan is outstanding. As of September 30, 2007, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $97.7 million. In addition, if the first product candidate selected by GlaxoSmithKline is not licensed to SEI, such as XL880, we will be entitled to a selection milestone of $35.0 million, but the full amount of this selection milestone would be retained by GlaxoSmithKline to offset a milestone payment that GlaxoSmithKline advanced to us in 2005 as part of an amendment to the product development and commercialization agreement. In this circumstance, the selection milestone would not be used to pay down our loan with GlaxoSmithKline;

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

One or more of these factors or changes to our current operating plan may require us to consume available capital resources significantly earlier than we anticipate. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our existing stockholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are unfavorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. If we raise additional funds through collaboration arrangements with third parties, it will be necessary to relinquish some rights to our technologies or product candidates, or we may be required to grant licenses on terms that are unfavorable to us.

In addition, we will have to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, as part of our collaboration with GlaxoSmithKline, we entered into a loan and security agreement, dated October 28, 2002, which, as amended, contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of September 30, 2007, our “working capital” was $173.5 million and our “cash and investments” were $289.5 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $97.7 million at September 30, 2007.

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

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*

We have incurred net losses since inception, including a net loss of $13.7 million for the three month period ended September 30, 2007 and $66.5 million for the nine month period ended September 30, 2007. As of that date, we had an accumulated deficit of $771.7 million. We expect these losses to continue and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our pharmaceutical product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. Except for revenues associated with the transgenic mouse business of our German subsidiary, Artemis Pharmaceuticals, our only revenues to date are license revenues and revenues under contracts with our partners. The amount of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our technologies and undertake product development. We currently have numerous product candidates in various stages of clinical development and we anticipate filing additional IND applications for additional product candidates within the next 12 months. As a result, we expect that our operations will continue to increase, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

In addition, under our collaboration with GlaxoSmithKline, GlaxoSmithKline may continue to select at clinical proof-of-concept for further development one or both of XL999 and XL784, in which case we would be required under our amended purchase option agreement with SEI to repurchase all three product candidates licensed to SEI through the exercise of our purchase option. If, after receiving any selection milestones from GlaxoSmithKline, we are unable to pay the purchase option exercise price in cash and/or delivery of our shares of our common stock, we could be in breach of our product development and commercialization agreement with GlaxoSmithKline. In the event of such breach, GlaxoSmithKline could terminate the collaboration and, among other remedies, declare all amounts under our loan facility with GlaxoSmithKline immediately due and payable, which would have a significant adverse effect on our business, operating results and financial condition.

Risks Related to Development of Product Candidates

Clinical testing of our product candidates is a lengthy, costly, complex and uncertain process and may fail to demonstrate safety and efficacy.*

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

If any of these events were to occur and, as a result, we were to have significant delays in or termination of our clinical testing, our expenses could increase or our ability to generate revenue from the affected product candidates could be impaired, either of which could adversely impact our financial results. For example, as described under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Phase 2 Trial of XL784 Did Not Meet Primary Endpoint,” on October 16, 2007, we announced that a recently completed phase 2 clinical trial of XL784 did not meet its primary endpoint of reducing proteinuria compared with placebo in patients with proteinuria associated with diabetic nephropathy. We are continuing to analyze the data to assess whether further evaluation of the compound is warranted.

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

Any serious adverse cardiovascular events observed in our phase 1 clinical trial evaluating XL999 in patients with NSCLC may result in significant delays or termination of clinical testing, which could harm our business, operating results and financial condition.*

In April 2007, we were notified by the FDA that it had completed its review of a clinical trial protocol for a phase 1 dose-escalation trial of XL999 in patients with NSCLC and agreed that the trial may be initiated. XL999 was previously evaluated in phase 1 and 2 clinical trials in which cardiovascular adverse events were observed. These observations caused us to suspend new patient enrollment in the ongoing XL999 clinical trials in November 2006. The FDA subsequently placed the clinical program on partial clinical hold in December 2006. The previous phase 1 and 2 clinical trials will not be re-initiated at this time. Given acceptance by the FDA of the new clinical trial protocol for XL999 in patients with NSCLC, the XL999 development program is now focused on this indication.

We may experience a number of events that could continue to delay or prevent development of XL999, including:

•	analysis of data from the new XL999 clinical trial may show that XL999 cannot be administered safely at a therapeutic dose;

•	failure to enroll patients in the new XL999 clinical trial in sufficient numbers or in a timely manner;

•	regulators or institutional review boards may not authorize or may delay, suspend or terminate the clinical trial program for XL999 due to the observed adverse cardiovascular or other effects; and

•	any disagreements between SEI and the company regarding the further clinical development of XL999.

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

Date: November 5, 2007	EXELIXIS, INC.

/s/ Frank Karbe
Frank Karbe Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Exelixis, Inc. (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc. (2)

3.3	Amended and Restated Bylaws of Exelixis, Inc. (3)

10.1*	Asset Purchase and License Agreement, dated as of September 4, 2007, by and among Agrigenetics, Inc., Mycogen Corporation, Exelixis Plant Sciences, Inc., Agrinomics, LLC and Exelixis, Inc.

10.2*	Contract Research Agreement, dated as of September 4, 2007, by and among Agrigenetics, Inc., Mycogen Corporation, Exelixis Plant Sciences, Inc. and Exelixis, Inc.

10.3*	Amendment No. 1, dated January 11, 2007, to the Collaboration Agreement, dated December 15, 2006, between Exelixis, Inc. and Bristol-Myers Squibb Company.

10.4*	Letter, dated August 20, 2007, relating to Notice under and Amendment to the Collaboration Agreement, dated December 5, 2005, between Exelixis, Inc. and Bristol-Myers Squibb Company.

10.5	Lease Agreement, dated September 14, 2007, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an Exhibit to the registrant’s registration statement on Form S-1 (File No. 333-96335), as filed with the Securities and Exchange Commission on February 7, 2000, as amended, and incorporated herein by reference.

(2)	Filed as an Exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 5, 2004 and incorporated herein by reference.

(3)	Filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007 and incorporated herein by reference.

*	Confidential treatment requested for certain portions of this exhibit.

**	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.