Form 10-K
period 2007-12-28
EXELIXIS INC
filed 2008-02-25
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 28, 2007

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $975,445,421 (Based on the closing sales price of the registrant’s common stock on that date. Excludes an aggregate of 16,658,250 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 29, 2007, the registrant assumed that a stockholder was an affiliate of the registrant at June 29, 2007 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock, as determined based on public filings, and/or (ii) was an executive officer or director or was affiliated with an executive officer or director of the registrant at June 29, 2007. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.)

As of February 20, 2008, there were 105,073,846 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 27, 2008, in connection with the registrant’s 2008 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

EXELIXIS, INC.

FORM 10-K

PART I

Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Annual Report on Form 10-K are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” “should,” “would,” “could,” “estimate,” “predict,” “potential,” “continue,” “encouraging” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Item 1A. Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

In 2006, Exelixis adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st. Fiscal year 2006, a 52-week year, ended on December 29, 2006, fiscal year 2007, a 52-week year, ended on December 28, 2007 and fiscal year 2008, a 53-week year, will end on January 2, 2009. For convenience, references in this report as of and for the fiscal years ended December 29, 2006 and December 28, 2007 are indicated on a calendar year basis, ending December 31, 2006 and 2007, respectively.

ITEM 1.	BUSINESS

Overview

We are committed to developing innovative therapies for cancer and other serious diseases. Through our integrated drug discovery and development activities, we are building a portfolio of novel compounds that we believe have the potential to be high-quality, differentiated pharmaceutical products. Our most advanced pharmaceutical programs focus on discovery and development of small molecule drugs for cancer.

Utilizing our library of more than 4.5 million compounds, we have integrated high-throughput processes, medicinal chemistry, bioinformatics, structural biology and early in vivo testing into a process that allows us to efficiently and rapidly identify highly qualified drug candidates that meet our extensive development criteria.

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

Based on the strength of our expertise in biology, drug discovery, and development, we have established collaborations with major pharmaceutical and biotechnology companies that allow us to retain economic participation in compounds and support additional development of our proprietary products. Through these collaborations, we obtain license fees, research funding, a share of the profits and the opportunity to receive milestone payments and royalties (as applicable) from research results and subsequent product development activities. We also have collaborations in which we retain the right to co-promote products in the United States. We have ongoing commercial collaborations with several leading pharmaceutical and biotechnology companies, including SmithKline Beecham Corporation (which does business as GlaxoSmithKline), Bristol-Myers Squibb

Company and Genentech, Inc. We expect to continue to use corporate partnering as a strategic tool to cultivate our assets, fund our operations and expand the therapeutic and commercial potential of our pipeline.

Our current development portfolio includes the following compounds, for which we are leading development:

Compound	Principal Targets	Indication	Stage of Development
XL647*	EGFR, HER2, VEGFR2	Cancer	Phase 2
XL880	MET, VEGFR2	Cancer	Phase 2
XL820	KIT, VEGFR2, PDGFR	Cancer	Phase 2
XL184	MET, VEGFR2, RET	Cancer	Phase 1/2
XL518**	MEK	Cancer	Phase 1
XL281	RAF	Cancer	Phase 1
XL019	JAK2	Cancer	Phase 1
XL844	CHK1, CHK2	Cancer	Phase 1
XL228	IGF1R , ABL, SRC	Cancer	Phase 1
XL147	PI3K	Cancer	Phase 1
XL765	PI3K, mTOR	Cancer	Phase 1
*Out-licensed to Symphony Evolution, Inc. and subject to a repurchase option as described elsewhere in this report. ** In co-development collaboration with Genentech, Inc.

In December 2007, GlaxoSmithKline exercised its option pursuant to our product development and commercialization agreement to further develop and commercialize XL880. We expect to transfer the XL880 development program to GlaxoSmithKline in the first quarter of 2008. Pursuant to the product development and commercialization agreement, GlaxoSmithKline has the option to elect to develop up to two additional compounds in our product pipeline, which may include XL820, XL184, XL281, XL844 and XL228.

In addition to the compounds identified in the table above, we have compounds in various stages of development that are being developed by our partners, such as Bristol-Myers Squibb, Daiichi Sankyo Company Limited and Wyeth Pharmaceuticals, a division of Wyeth. We also have compounds in preclinical development that we are developing internally.

Areas of Expertise

Integrated Drug Research, Discovery and Development Capabilities

We have built a multidisciplinary, integrated research and development platform that supports the complex, iterative nature of drug research, discovery and clinical development. Our platform has been designed to include all of the critical functions and expertise required to advance from gene to drug in a consistent and streamlined fashion. Our integrated approach supports advancement of candidate compounds from development candidate status to IND in less than 12 months.

Our organizational structure is designed to create a seamless and flexible research and development process. It is structured to provide one consistent set of goals and objectives to all departments within the research and development organization and to give us the flexibility to allocate and focus our diverse resources to address our most pressing needs. This organizational structure ensures that our earliest discovery activities generate data and information that inform our clinical development strategies, and enables us to apply what we learn about our drug candidates in the clinic to how we discover, assess and select new compounds for future development. We believe that this approach will allow us to align the target inhibition spectrum of a specific compound with the molecular profiles of specific cancer types and patient populations. We also believe that this strengthens our ability to select appropriate patients for clinical trials, which may allow significant efficacy to be demonstrated using smaller, shorter trials. Similarly, we use biological approaches to identify disease indications that give us a clear and potentially shorter path to the market, which may allow us to decrease our development times and bring drugs to market sooner.

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

Drug Discovery

In addition to establishing an integrated research and development organizational structure, we have built an optimized drug discovery platform. We utilize a variety of high-throughput technologies to enable the rapid discovery, optimization and extensive characterization of lead compounds such that we are able to select development candidates with the best potential for further evaluation and advancement into the clinic. We have combined our ability to identify and validate novel targets with state-of-the-art drug discovery to effectively exploit both the chemical and biological sciences. In addition, we have built critical mass in all key operational areas. We believe that these human and technological resources enable us to: (1) effectively and rapidly qualify novel targets for high-throughput screening; (2) identify and optimize proprietary lead compounds; (3) develop extensive preclinical data to guide selection of patient populations, thereby maximizing the opportunity for obtaining significant clinical benefit; and (4) perform the broad range of preclinical testing required to fuel our pipeline and advance promising compounds through all stages of development. Key capabilities within drug discovery include: high-throughput screening, medicinal and combinatorial chemistry, cell biology, protein biochemistry, structural biology, pharmacology, biotherapeutics and informatics.

Translational Research

Our translational research group is focused on using the knowledge we generate in the discovery process about biological targets and the impact of our compounds on those targets to identify patient populations in which to test our compounds and methods for assessing compound activity. This includes understanding the role of specific targets in disease therapy, identifying gene mutations or gene variants that impact response to therapy and identifying biomarkers that can be used to assess drug responses early on in treatment. Key capabilities within translational research include: nonclinical development (encompassing toxicology, drug metabolism, pharmacokinetics and bioanalytics) and translational medicine.

Development

With the growth of our pipeline, we continue to invest in building our development expertise and resources. Our development group leads the development and implementation of our clinical and regulatory strategies. Working closely with the discovery and translational research groups, the development group prioritizes disease indications in which our compounds may be studied in clinical trials. The development group designs, directs, implements and oversees all areas of clinical operations, including identifying and selecting clinical investigators, recruiting study subjects to participate in our clinical trials, biostatistics, data management, drug safety evaluation, and adverse event reporting. The development group also is responsible for assuring that our development programs are conducted in compliance with all regulatory requirements. The group works closely with the cross functional project and clinical teams to facilitate the appropriate and efficient development of our diverse product pipeline. Key capabilities within development include clinical development, clinical operations, safety monitoring, biostatistics, programming and data management, regulatory strategy and program management.

Our Strategy

Our business strategy is to leverage our biological expertise and integrated drug discovery capabilities to generate a pipeline of diverse development compounds with first-in-class or best-in-class potential that fulfill unmet medical needs in the treatment of cancer and potentially other serious diseases.

Because our continued success and growth as a company depend in part on our ability to advance current and future compounds successfully in clinical development, we have committed substantial resources to build a premier clinical development organization to accommodate our expanding pipeline of compounds. We continue to build critical mass of key internal expertise and capabilities to facilitate conducting multiple clinical trial programs with speed and rigor. Specifically, our business strategy includes the following key elements:

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

Target Multiple Pathways

We have extensive expertise and experience in modifying gene function in vitro and in vivo as a result of our work on model organisms for the discovery of novel targets and pathways relevant to the development, progression and treatment of cancer and other diseases. We believe that the most effective therapies for cancer will target multiple pathways, simultaneously turn off growth signals, increase rates of programmed cell death and reduce the growth of blood vessels necessary to support tumor growth. Many of our first-generation anticancer product candidates in our clinical pipeline are Spectrum Selective Kinase Inhibitors, or SSKIs, that have been optimized for balanced potency, specificity, tolerability and pharmacologic parameters. These SSKIs are designed to target multiple members of a family of proteins known as receptor tyrosine kinases, or RTKs, in a concerted manner. RTKs are validated targets for drug development, as evidenced by several recent approved cancer therapies. Because interactions among multiple RTKs contribute to the development and progression of disease, SSKIs may provide more effective disease control than compounds that target only one RTK or target multiple non-related RTKs. Additionally, because SSKIs are optimized for key in vitro and in vivo parameters, these compounds may also provide improved efficacy and enhanced safety profiles compared with combinations of single-target drugs that have not been optimized for use together.

Our second-generation compounds are designed to inhibit kinases that are points of convergence in critical signaling pathways employed by growth factor receptors to transmit their aberrant signals in tumor cells. The targets of several approved therapies transmit their signals through a number of common downstream pathways, such as the RAS/RAF/MEK/ERK, PI3 kinase/AKT/mTOR, and JAK/STAT pathways. These pathways also are often mutationally activated in a wide range of tumors. Thus, inhibition of key kinase targets in these pathways may provide superior efficacy, safety and tolerability compared to conventional chemotherapy and may enable entirely new approaches to cancer therapy.

The majority of our compounds target one or more molecular pathways that control critical aspects of cancer cell growth, migration or survival. These include:

Cell Growth. In most normal adult tissues, cell growth is tightly controlled. However, cancer cells escape normal growth control and are driven to divide very rapidly. In many cases, this growth is driven by excessive activity of cellular growth factors and/or their receptors. This change in activity may result from mutations that allow the receptor to be active even when no growth factor is present or from expression of abnormally high levels of a growth factor or its receptor. This abnormal activity may also allow cancer cells to survive under conditions that would usually lead to cell death, which contributes to resistance to chemotherapy or radiation. Inhibition of growth factors or growth factor receptors is a validated approach to treating cancer, and several approved cancer therapies are designed to inhibit the activity of these proteins. Growth factor receptors that play a role in tumor cell growth include the stem cell factor receptor, or KIT, the platelet-derived growth factor receptor, or PDGFR, the epidermal growth factor receptor, or EGFR, the human epidermal growth factor receptor 2, or HER2, the hepatocyte growth factor receptor, or MET, the neuropathic growth factor rearranged during the transvection, or RET, and the insulin-like growth factor type 1 receptor, or IGF1R. Key kinases in signal transduction pathways downstream of growth factor receptors that promote cell growth include RAF, the MAP-ERK kinase, or MEK, the cytoplasmic tyrosine janus kinase 2, or JAK2, the phosphoinosotide-3 kinase, or PI3K, and the mammalian target of rapamycin, or mTOR.

Cell Survival. Normal cells often activate a “self-destruct program” known as programmed cell death or apoptosis under abnormal conditions that include the stresses that arise as a result of nutrient, oxygen or energy deprivation, for example. One of the hallmarks of tumor cells is the ability to survive under such conditions, an attribute that results from the inappropriate activation of survival signaling pathways. These pathways often become activated in tumor cells as a result of genetic alterations that result in either loss of the suppressor genes that negatively regulate such pathways or the activation of positive effectors of the pathway. Many growth factor receptors, including EGFR, HER2, MET, KIT, and IGF1R activate survival signaling pathways. Other key kinases in survival pathways include PI3K and mTOR.

Angiogenesis. Angiogenesis, the process by which new blood vessels form, is essential for the growth of tumors beyond a minimum size. In small tumors, cancer cells use existing blood vessels to get oxygen and nutrients needed for growth and to remove waste products. As tumors grow, the existing blood vessels are no longer sufficient to support the rapid pace of cancer cell growth, and continued growth and cancer cell survival requires the formation of new blood vessels. Tumor cells send out chemical signals that stimulate nearby blood vessels to grow into the tumor. In addition to providing essential oxygen and nutrients to the tumor, these new blood vessels also facilitate the migration of tumor cells into the blood system where they can travel to other parts of the body and give rise to metastatic disease. Inhibition of angiogenesis is a validated approach to treating cancer, and angiogenesis inhibitors have been approved by the U.S. Food and Drug Administration, or FDA, for the treatment of several types of cancer. RTKs that play a role in angiogenesis include the vascular endothelial growth factor receptor 2, or VEGFR2 (also known as KDR), PDGFR and MET.

Migration. Cell migration allows tumor cells to invade healthy tissue and spread to disparate parts of the body. A key target that has been shown to play a role in cell migration is MET.

Cell Cycle Regulation. In normal cells, the processes of DNA replication and cell division are tightly controlled. These processes work together to enforce cell cycle checkpoints that prevent cells with damaged DNA from progressing through the cell cycle, allowing time for the damage to be repaired. This system reduces the efficacy of a variety of cancer therapies that exert their effects through DNA damage. Inhibition of cell cycle check point proteins may increase the activity of a variety of DNA damaging agents, including radiation and some chemotherapies, and may increase the activity of these agents without increasing systemic toxicity. Cell cycle check point targets include the serine/threonine protein kinases CHK1 and CHK2.

Leverage Strategic Collaborations

We are committed to retaining a significant interest in the value of our pipeline and product candidates. Our strategy is to leverage the strength of our extensive data and the broad potential of our development compounds to establish strategic alliances that create near-term revenue, while reducing our risk of product failure and retaining long-term rights to those compounds that succeed. We have established and intend to continue pursuing commercial relationships and key partnerships with major pharmaceutical and biotechnology companies based on the strength of our biological expertise and drug discovery and development capabilities. Our collaborations to date have provided us with substantial committed funding for our research and development efforts, the potential to earn significant milestones as well as opportunities to receive significant future payments, if our collaborators successfully develop and market products that result from our collaborative work. In addition, many of our strategic relationships provide us with or permit us to obtain co-development, co-promotion or other rights to products identified or developed in such collaborative relationships as a result of our efforts.

Management of Our Financial Resources

Fiscal discipline and pragmatic allocation of our resources are key components of our corporate strategy. We believe that making significant investments in preclinical development enhances our ability to generate multiple new, high-quality INDs and to rapidly advance these new drug candidates through clinical development. We believe the return on this investment will come in the form of higher clinical success rates, funding and partnership terms that allow us to retain increasing equity in the long-term value of our pipeline. We believe that this approach will enhance the quality and growth of our pipeline while maintaining our ability to fulfill obligations to corporate partners. We seek to finance our activities through a blend of funding opportunities, including: executing under our existing partnerships, which potentially triggers substantial milestones; exploring opportunities for new partnerships for our unpartnered assets, which have the potential to bring in near-term cash and defray late-stage development costs; evaluating the suitability of third-party financing vehicles with the aim to off-load a significant portion of our near-term clinical development expense and clinical risks; and opportunistically accessing the capital markets.

Our Pipeline

We have an extensive pipeline of compounds in various stages of development that will potentially treat cancer and various metabolic and cardiovascular disorders. All of our development compounds were generated through our internal drug discovery efforts.

Cancer Program

Our cancer program currently includes the following 11 compounds in clinical development.

•

XL647 is a potent and balanced inhibitor of EGFR, HER2 and VEGFR2, RTKs that are implicated in driving tumor growth and vascularization (blood vessel formation). The compound has been optimized for high potency and oral bioavailability, demonstrates excellent activity in target-specific cellular functional assays and has shown sustained inhibition of target RTKs in vivo following a single oral dose in preclinical studies. We have completed an initial phase 1 clinical trial of XL647, and the phase 2 clinical program in patients with non-small cell lung cancer is ongoing. Preliminary data from a phase 1 trial evaluating intermittent dosing of XL647 were presented in November 2005 at the 17th EORTC-NCI-AACR International Conference on Molecular Targets and Cancer Therapeutics, or the EORTC Symposium, and at the American Society of Clinical Oncology, or ASCO, annual meeting in June 2006. Updated data were presented in November 2006 at the 18th EORTC Symposium. Data from a second phase 1 trial evaluating daily dosing of XL647 were presented in October 2007 at the 19th EORTC Symposium. A phase 2 trial of XL647 in patients with advanced non-small cell lung cancer who have not previously been treated with chemotherapy was initiated in August 2006. Preliminary data from this trial were reported at the conference of the International Association for the Study of Lung Cancer in September 2007 and at the 19th EORTC Symposium in October 2007. A second phase 2 trial of XL647 in patients with advanced non-small cell lung cancer who have previously benefited from and then progressed on prior treatment with an EGFR inhibitor (erlotinib or gefitinib) was initiated in July 2007.

•

XL880 is a potent inhibitor of MET and VEGFR2, which play synergistic roles in promoting tumor growth and angiogenesis. Activation or overexpression of MET has been documented as a negative prognostic indicator in patients with various carcinomas and in patients with multiple myeloma, glioma and other solid tumors. Interim data from an ongoing phase 1 trial of XL880 were presented at the 2005 EORTC Symposium and at the 2006 ASCO Annual Meeting. Updated data were reported at the 2006 EORTC Symposium. Data from two phase 1 trials were reported at the 2007 ASCO Annual Meeting. A phase 2 clinical trial of XL880 was initiated in patients with hereditary or sporadic papillary renal cell carcinoma in June 2006, and data from this trial were reported at the 2007 EORTC Symposium. Another phase 2 trial was initiated in patients with metastatic, poorly differentiated diffuse gastric cancer in December 2006. Additionally, a phase 2 trial was initiated in head and neck cancer patients in August 2007. As described under “ – Corporate Collaborations – GlaxoSmithKline,” in December 2007, GlaxoSmithKline exercised its option to further develop and commercialize XL880. We expect to transfer the XL880 development program to GlaxoSmithKline in the first quarter of 2008.

•

XL820 inhibits KIT as well as VEGFR2 and PDGFR, clinically validated targets implicated in a variety of human cancers. In preclinical tumor models of breast carcinoma, glioma and leukemia, the compound exhibited dose-dependent growth inhibition and has been shown to cause tumor regression. XL820 demonstrated potent activity in target-specific cellular functional assays. In biochemical and cellular assays, XL820 inhibits mutant forms of KIT that confer resistance to approved KIT inhibitors. XL820 has good oral bioavailability and has shown sustained inhibition of target RTKs in vivo following a single oral dose in preclinical studies. A phase 1 clinical trial of XL820 was initiated in July 2005 in patients with solid tumors for whom there are no other available therapies known to prolong survival. Preliminary data from this trial were reported by investigators at the 2006 and 2007 EORTC Symposia. A phase 2 trial was initiated in December 2007 in patients with gastrointestinal stromal tumors.

•

XL184 inhibits MET, RET and VEGFR2, key drivers of tumor growth and vascularization. The compelling preclinical efficacy of XL880, our first MET/VEGFR2 inhibitor, increased our interest in inhibitors of these RTKs and resulted in the discovery and development of XL184 as a distinct compound with potent activity. This SSKI has demonstrated dose-dependent tumor growth inhibition and tumor regression in a variety of tumor models, including thyroid, breast, colon, non-small cell lung cancer and glioblastoma. A phase 1 clinical trial in patients with solid tumors for whom there are no other available therapies was initiated in September 2005. Preliminary data from this study were reported by investigators at the 2006 and 2007 EORTC Symposia. A phase 1/2 trial was initiated in January 2008 in patients with non-small cell lung cancer who have failed prior therapy with erlotinib, and a phase 2 trial is planned in patients with advanced glioblastoma.

•

XL518 is a novel small molecule drug designed to inhibit the activity of MEK, a key component of the RAS/RAF/MEK/ERK signaling pathway. This pathway is frequently activated in human tumors and is required for transmission of growth-promoting signals from numerous receptor tyrosine kinases. Preclinical studies have demonstrated that XL518 is a potent and specific inhibitor of MEK with highly optimized pharmacokinetic and pharmacodynamic properties. XL518 exhibits oral bioavailability in multiple species and causes substantial and durable inhibition of ERK phosphorylation in xenograft tumor models. Administration of XL518 causes tumor regression in multiple xenograft models with mutationally-activated B-RAF or RAS. We filed an IND for XL518 in December 2006 and initiated a phase 1 clinical trial in May 2007. In December 2006, we entered into a worldwide co-development agreement with Genentech for the development and commercialization of XL518, as described under “ – Corporate Collaborations – Genentech.”

•

XL281 specifically targets RAF, which is a cytoplasmic serine/threonine kinase that lies immediately downstream of RAS, and is a key component of the RAS/RAF/MEK/ERK pathway that is frequently activated in human tumors. Activating mutations in B-RAF occur in approximately 60% of melanoma patients, indicating a potentially pivotal role for deregulation of this kinase in the progression of melanoma. XL281 is a potent and highly selective inhibitor of RAF kinases, is orally bioavailable and exhibits substantial efficacy in tumor xenograft models. A phase 1 trial was initiated in April 2007.

•

XL019 is a selective inhibitor of the cytoplasmic tyrosine kinase JAK2. JAK2 is activated by cytokine and growth factor receptors and phosphorylates members of the STAT family of inducible transcription factors. Activation of the JAK/STAT pathway promotes cell growth and survival, and is a common feature of human tumors. JAK2 is activated by mutation in the majority of patients with polycythemia vera and essential thrombocythemia and appears to drive the inappropriate growth of blood cells in these conditions. XL019 is a potent and selective inhibitor of JAK2, with excellent pharmacodynamic properties and an encouraging safety profile in preclinical models. A phase 1 trial was initiated in patients with myelofibrosis in August 2007, and data from this study were reported at the annual meeting of the American Society of Hematology in December 2007.

•

XL844 potently inhibits the checkpoint kinases CHK1 and CHK2, which induce cell cycle arrest in response to a variety of DNA damaging agents. Activation of these checkpoints following DNA damage allows for DNA repair and protects tumor cells from the cytotoxic effects of chemo- and radio-therapy. XL844 abrogates these cell cycle blocks and enhances tumor cell killing by a wide variety of chemotherapeutic agents and radiation in vitro. XL844 displays good pharmacokinetic properties and oral bioavailability, and increases the efficacy of chemotherapeutic agents without increasing systemic toxicity in preclinical tumor models. A phase 1 trial of XL844 in patients with chronic lymphocytic leukemia was initiated in September 2005, and was closed in 2007. A phase 1 trial evaluating XL844 in combination with gemcitabine was initiated in May 2007.

•

XL228 potently inhibits the T315I mutant form of ABL, which is resistant to inhibition by other targeted therapies approved for chronic myelogenous leukemia. In addition, XL228 targets IGF1R, an RTK that is highly expressed and activated in a broad range of human tumors and is thought to promote tumor growth, survival and resistance to chemotherapeutic agents. XL228 exhibited efficacy in a variety of solid tumor xenograft models. We filed an IND for XL228 in August 2006. We subsequently observed formulation stability data resulting in the need for minor changes in formulation. We then initiated a phase 1 clinical trial in May of 2007 in patients with chronic myelogenous leukemia who have failed or have been intolerant to irmatinib and dasatinib therapy, and a phase 1 trial in patients with solid tumors in October 2007. Preliminary data from the trial in patients with chronic myelogenous leukemia were reported at the annual meeting of the American Society of Hematology in 2007.

•

XL147 selectively targets PI3K. Upregulation of PI3K activity is one of the most common characteristics of human tumor cells and can result from activation of growth factor receptors, amplification of the PI3K gene, activating mutations in the PI3K gene, downregulation of the phosphatase and tensin homolog, or PTEN, lipid phosphatase or activating mutations in RAS. Activation of PI3K results in stimulation of AKT and mTOR kinases resulting in promotion of tumor cell growth and survival. This survival signal plays a significant role in conferring resistance to chemo- and radio-therapy by inhibiting apoptotic cell death. XL147 is a potent and selective inhibitor of PI3K with excellent pharmacokinetic and pharmacodynamic properties and compelling efficacy in several preclinical xenograft models both as a single agent and in combination with chemotherapy. We filed an IND for XL147 in March 2007 and initiated a phase 1 trial in June 2007. Preliminary data from this trial were reported at the 19th EORTC Symposium in October 2007.

•

XL765 targets both PI3K and mTOR, key kinases in the PI3K signaling pathway. mTOR is a serine/threonine kinase that controls the protein translation machinery and hence cell growth. mTOR is activated by growth factors via PI3K and AKT, but is also activated in a PI3K independent fashion in response to nutrient and energy levels. Thus, in some tumors targeting both PI3K and mTOR may provide additional benefit compared to selectively targeting PI3K. XL765 is a potent inhibitor of PI3K and mTOR with excellent pharmacokinetic and pharmacodynamic properties, and compelling efficacy in several preclinical xenograft models both as a single agent and in combination with chemotherapy. We filed an IND for XL765 in April 2007 and initiated a phase 1 trial in June 2007. Preliminary data from this trial were reported at the 19th EORTC Symposium in October 2007.

We currently have various compounds in preclinical development, including the following two compounds in late-stage preclinical development:

•

XL139 inhibits activation of Hedgehog, or HH, signaling by binding to smoothened, a key component of the signaling pathway. Genetic lesions that activate the HH pathway are key drivers of basal cell carcinoma and medulloblastoma formation in humans. In addition, activation of the HH signaling pathway via the action of the ligands SHh, IHh or DHh promotes cellular growth, and elevated ligand production and HH pathway activation is observed in a variety of human tumors including pancreatic carcinomas, small-cell lung cancer and glioblastomas. Signaling via the HH pathway is also thought to promote survival of cancer stem cells, which constitute a particularly chemo- and radio-resistant component of tumors. In preclinical models, XL139 potently inhibits HH signaling in tumors and significantly slows tumor growth. XL139 was advanced to development compound status in July 2007. As described under “ – Corporate Collaborations – Bristol-Myers Squibb – 2007 Cancer Collaboration,” in January 2008, Bristol-Myers Squibb exercised its option to develop and commercialize XL139, and we exercised our option to co-develop and co-commercialize XL139.

•

XL888 is a novel, synthetic inhibitor of HSP90, a chaperone protein that promotes the activity and stability of a range of key regulatory proteins including kinases. The activity of HSP90 is particularly prominent in tumor cells, where it promotes the activity of proteins controlling growth and survival. Natural product based inhibitors of HSP90 are currently in clinical trials and have shown encouraging signs of efficacy, but their utility is limited by poor pharmacokinetic properties and by their side effect profile. XL888 inhibits HSP90 with comparable potency to natural product-based inhibitors, but has good oral bioavailability and an improved tolerability profile in preclinical models. In multiple preclinical xenograft tumor models, XL888 exhibits substantial anti-tumor activity at well tolerated doses. XL888 was advanced to development compound status in October 2007, and we anticipate filing an IND in the second half of 2008.

We are committed to having preclinical and clinical data from our compounds presented at periodic peer review meetings.

Metabolic Program

We currently have various compounds in development that target metabolic and cardiovascular diseases. Our programs in metabolic and cardiovascular diseases originated from our acquisition of X-Ceptor Therapeutics, Inc. in October 2004. Our clinical stage compounds include:

•

XL652 targets the liver X receptors, or LXR, which modulate genes involved in regulation of lipid and cholesterol homeostasis. Activation of LXRa or LXRß in foam cells in atherosclerotic plaques promotes reverse cholesterol transport and results in marked anti-atherogenic activity in multiple preclinical models of atherosclerosis. However, prototype LXR agonists also activate LXRa in the liver resulting in increased fatty acid synthesis and consequent elevations in hepatic and circulating triglyceride levels, an unacceptable side effect. XL652 is a novel LXR agonist that effectively reduces atherosclerotic plaques in preclinical models at doses that do not result in triglyceride elevations. XL652 was developed under a collaboration with Bristol-Myers Squibb, which filed the foreign equivalent of an IND for XL652 in November 2007. For more information on our LXR collaboration, see “ – Corporate Collaborations – Bristol-Myers Squibb – LXR Collaboration.”

•

XL335 targets the Farnesoid X Receptor, or FXR, which has been shown to function as a bile acid receptor regulating genes involved in lipid, cholesterol and bile acid homeostasis. We have identified proprietary, potent and selective FXR ligands (compounds that bind to a receptor) that have good oral bioavailability and drug metabolism and pharmacokinetic properties. In rodent models of dyslipidemia, these compounds lowered triglycerides by decreasing triglyceride synthesis and secretion. In addition, they improved the high-density lipoprotein (HDL)/low-density lipoprotein (LDL) ratio and are anti-atherogenic (prevent the formation of lipid deposits in the arteries) in animal models of atherosclerosis. XL335 is also effective in models of cholestasis (a condition in which bile excretion from the liver is blocked), cholesterol gallstones and liver fibrosis. These data suggest that small molecule ligands targeting FXR should function as novel therapeutic agents for treating symptoms and disease states associated with metabolic syndrome as well as certain liver disorders. In December 2005, we licensed the FXR program to Wyeth Pharmaceuticals. Wyeth Pharmaceuticals is responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds. For information regarding on our collaboration with Wyeth Pharmaceuticals, see “ – Corporate Collaborations – Other Collaborations – Wyeth Pharmaceuticals.”

•

XL550 is a potent, selective, non-steroidal mineralocorticoid receptor, or MR, antagonist that is effective in animal models of hypertension and congestive heart failure. XL550 has shown excellent oral bioavailability and drug metabolism and pharmacokinetic properties in multiple preclinical models and has exhibited a significantly better pharmacokinetic and pharmacodynamic profile than existing steroid drugs. In multiple studies in various non-clinical species, XL550 shows potent anti-hypertensive action and anti-hypertrophic action on the heart, lung and kidney. In addition, XL550 shows 50-100 times greater potency vs. eplerenone in various in vivo studies related to hypertension and congestive heart failure in preclinical models. As a novel proprietary non-steroidal MR antagonist, XL550 has the potential to offer highly effective and safe therapeutic approaches for the treatment of hypertension and congestive heart failure. XL550 was licensed to Daiichi-Sankyo for development and commercialization in March 2006. See “ – Corporate Collaborations – Other Collaborations – Daiichi-Sankyo.”

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

GlaxoSmithKline

In October 2002, we established a collaboration with GlaxoSmithKline to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. The collaboration involved three agreements: (1) a Product Development and Commercialization Agreement, or PDA; (2) a Stock Purchase and Stock Issuance Agreement, or SPA; and (3) a Loan and Security Agreement, or LSA. Under the original PDA, GlaxoSmithKline paid us $30.0 million in an upfront fee and agreed to pay up to an additional $90.0 million in research and development funding over the first six years of the collaboration.

In January 2005, we amended the terms of the PDA, SPA and LSA. Under the amended PDA, GlaxoSmithKline selected a modified program election through which the focus of the collaboration was shifted to 12 internal programs at various stages of development (XL784, XL647, XL999, XL880, XL184, XL820, XL844, XL281, XL418, XL228 and two earlier stage oncology programs). Each program centers on compounds that are directed against one or more targets identified in the collaboration. GlaxoSmithKline has the option to elect to develop up to three of our compounds from the programs specified in the product development and commercialization agreement. In December 2007, GlaxoSmithKline exercised its development option for XL880. GlaxoSmithKline declined to exercise its development option for XL647 in July 2007 and its development option for XL784 in January 2008. In addition, in December 2007, we discontinued the development programs for XL999 and XL418. As a result of GlaxoSmithKline’s exercise of its development option for XL880, GlaxoSmithKline has the right to select from the programs up to one additional compound, or two additional compounds if it extends the specified development term. The amount of acceptance milestones that we receive from GlaxoSmithKline will depend on the number of compounds selected, the timing of the selection of the compounds and, for those acceptances made after the end of the original development term, whether GlaxoSmithKline extended the development term. Delays in obtaining clinical proof-of-concept for compounds subject to GlaxoSmithKline’s election rights may decrease the size of any GlaxoSmithKline milestones and negatively impact our financial position. GlaxoSmithKline retains exclusivity rights to the 32 specified targets that are encompassed by the 12 programs through the end of the specified development term, or any extension thereof by GlaxoSmithKline. After the end of the development term or any extension, GlaxoSmithKline retains exclusivity rights to a subset of these targets based on the compounds that they have selected for development. We have retained rights to all compounds not encompassed by the 12 programs that are part of the collaboration with GlaxoSmithKline and may work on any targets with the exception of the 32 targets or, if applicable, a subset, subject to GlaxoSmithKline’s exclusivity rights.

In May 2005, we filed the third of three INDs required by the amended PDA to achieve a $30.0 million milestone, which we received from GlaxoSmithKline in May 2005. In May 2005, we also submitted two new development candidates to GlaxoSmithKline, thereby triggering an additional $5.0 million milestone, which we received in May 2005. We may also receive additional development related milestones and royalties on product sales and may have certain co-promotion rights to products in North America. In addition, under the amended PDA, GlaxoSmithKline agreed to provide research funding of $47.5 million over the remaining three-year term of the collaboration, all of which we received by the end of 2007. In connection with GlaxoSmithKline’s exercise of its development option for XL880, we earned a selection milestone of $35.0 million, all of which was retained by GlaxoSmithKline to offset the $30.0 million milestone that GlaxoSmithKline paid to us in 2005 under the amended PDA. To date, we have received $65.0 million in upfront and milestone payments, $85.0 million in research and development funding and loans in the principal amount of $85.0 million.

The terms of the amended PDA and LSA allow us to use third-party financing vehicles to fund the further clinical development of our compounds XL647, XL784 and XL999, but any such compounds developed through clinical financing vehicles continued to be subject to GlaxoSmithKline’s compound selection rights. In June 2005, we entered into a transaction to fund the clinical development of XL647, XL784 and XL999 through Symphony Evolution, Inc., which is described under “ – Corporate Collaborations – Symphony Evolution.” GlaxoSmithKline has declined to exercise its compound selection right with respect to XL647 and XL784, and we have discontinued development of XL999.

Pursuant to the terms of the original SPA, the amended SPA and as a result of its modified program election, GlaxoSmithKline purchased a total of three million shares of our common stock. We have no further option to sell, and GlaxoSmithKline has no further obligation to purchase, additional shares of our common stock.

Bristol-Myers Squibb

2001 Cancer Collaboration. In July 2001, we entered into a cancer collaboration agreement with Bristol-Myers Squibb. Under the terms of the collaboration, Bristol-Myers Squibb paid us a $5.0 million upfront license fee and agreed to provide us with $3.0 million per year in research funding for a minimum of three years. In December 2003, the cancer collaboration was extended until January 2007, at which time Bristol-Myers Squibb elected to continue the collaboration until July 2009. The goal of the extension was to increase the total number and degree of validation of cancer targets that we will deliver to Bristol-Myers Squibb. Each company will maintain the option to obtain exclusive worldwide rights to equal numbers of validated targets arising from the collaboration. Under the terms of the extended collaboration, Bristol-Myers Squibb provided us with an upfront payment and agreed to provide increased annual research funding and milestones on certain cancer targets arising from the collaboration that progress through specified stages of validation. We will also be entitled to receive milestones on compounds in the event of successful clinical and regulatory events and royalties on commercialized products.

LXR Collaboration. In December 2005, we entered into a collaboration agreement with Bristol-Myers Squibb for the discovery, development and commercialization of novel therapies targeted against LXR, a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. This agreement became effective in January 2006, at which time we granted Bristol-Myers Squibb an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR. During the research term, we expect to jointly identify drug candidates with Bristol-Myers Squibb that are ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by Bristol-Myers Squibb, Bristol-Myers Squibb has agreed to be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and sales/marketing activities for the selected drug candidate. After Bristol-Myers Squibb’s selection, except in certain termination scenarios described below, we would not have rights to reacquire the selected drug candidate.

Under the collaboration agreement, Bristol-Myers Squibb paid us a nonrefundable upfront payment in the amount of $17.5 million and was obligated to provide research and development funding of $10.0 million per year for an initial research period of two years. On September 20, 2007, the collaboration was extended at Bristol-Myers Squibb’s request through January 12, 2009. Bristol-Myers Squibb also has retained the option to further extend the collaboration by an additional year.

Under the collaboration agreement, Bristol-Myers Squibb is required to pay us development and regulatory milestones of up to $140.0 million per product for up to two products from the collaboration. In addition, we are also entitled to receive sales milestones and royalties on sales of any products commercialized under the collaboration. In connection with the extension of the collaboration through January 2009, Bristol-Myers Squibb is obligated to pay to us additional research funding of $7.5 million. Bristol-Myers Squibb has the option to terminate the collaboration agreement at any time after January 2008, in which case Bristol-Myers Squibb’s payment obligations would cease, its license relating to compounds that modulate LXR would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize certain collaboration compounds that were discovered under the collaboration agreement. In December 2007, we received $5.0 million for achieving a development milestone.

2007 Cancer Collaboration. In December 2006, we entered into a worldwide collaboration with Bristol-Myers Squibb, which became effective in January 2007, to discover, develop and commercialize novel targeted therapies for the treatment of cancer. We are responsible for discovery and preclinical development of small molecule drug candidates directed against mutually selected targets. In January 2007, Bristol-Myers Squibb made an upfront payment of $60.0 million to us for which we granted Bristol-Myers Squibb the right to select up to three IND candidates from six future Exelixis compounds.

For each IND candidate selected, we are entitled to receive a $20.0 million selection milestone from Bristol-Myers Squibb. Once selected, Bristol-Myers Squibb will lead the further development and commercialization of the selected IND candidates. In addition, we have the right to opt in to co-promote the selected IND candidates, in which case we will equally share all development costs and profits in the United States. If we opt-in, we will be responsible for 35% of all development costs related to clinical trials intended to support regulatory approval in both the United States and the rest of the world, with the remaining 65% to be paid by Bristol-Meyers Squibb. This percentage ratio was intended to approximate a 50/50 split of development and commercialization costs in the United States. If we do not opt in to co-promote the selected IND candidates, we would be entitled to receive milestones and royalties in lieu of profits from sales in the United States. Outside of the United States, Bristol-Myers Squibb will have primary responsibility for development activities and we will be entitled to receive royalties on product sales. After exercising its co-development option, Bristol-Myers Squibb may, upon notice to us, terminate the agreement as to any product containing or comprising the selected candidate. In the event of such termination election, Bristol-Myers Squibb’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize certain collaboration compounds that were discovered.

In January 2008, Bristol-Myers Squibb exercised its option under the collaboration to develop and commercialize XL139. Under the terms of the collaboration agreement, the selection of XL139 by Bristol-Myers Squibb entitles us to a milestone payment of $20.0 million, which we received in February 2008. In addition, we exercised our option under the collaboration agreement to co-develop and co-commercialize XL139 in the United States. Following the transfer of the XL139 development program, which is expected to occur in the first quarter of 2008, Bristol-Myers Squibb will lead all global activities. The parties will co-develop and co-commercialize XL139 and equally share all development costs and profits in the United States. We will be entitled to receive double-digit royalties on product sales outside of the United States.

Genentech

Cancer Collaboration. In May 2005, we established a collaboration agreement with Genentech to discover and develop therapeutics for the treatment of cancer, inflammatory diseases, and tissue growth and repair. Under the terms of the collaboration agreement, we granted to Genentech a license to certain intellectual property. Genentech paid us a nonrefundable upfront license payment and is obligated to provide research and development funding over the three-year research term, totaling $16.0 million.

Under the collaboration agreement, Genentech has primary responsibility in the field of cancer for research and development activities as well as rights for commercialization of any products. In the fields of inflammatory disease and in the fields of tissue growth and repair, we initially have primary responsibility for research activities. After the expiration of the research term, we will have the option to elect to share a portion of the costs and profits associated with the development, manufacturing and commercialization of products in one of the fields. The research term under the collaboration agreement is three years and may be extended for one-year terms upon mutual consent. For all products under the collaboration agreement that are not elected as cost or profit sharing products, we may receive milestone and royalty payments.

MEK Collaboration. In December 2006, we entered into a worldwide co-development agreement with Genentech for the development and commercialization of XL518, a small-molecule inhibitor of MEK. Genentech paid upfront and milestone payments of $25.0 million in December 2006 and $15.0 million in January 2007 upon signing of the co-development agreement and with the submission of an IND for XL518. We initiated a phase 1 clinical trial of XL518 in the first quarter of 2007, and enrollment in this trial is ongoing.

Under the terms of the co-development agreement, we are responsible for developing XL518 through the end of a phase 1 clinical trial, and Genentech has the option to co-develop XL518, which Genentech may exercise after receipt of certain phase 1 data from us. If Genentech exercises its option to co-develop XL518, we will be entitled to receive an opt-in payment and we will be required to grant to Genentech an exclusive worldwide revenue-bearing license to XL518. Genentech will be responsible for all further development costs of XL518 and we will share equally in the U.S. commercialization costs. On an annual basis, we are entitled to an initial equal share of U.S. profits and losses, which will decrease as sales increase, and we are also entitled to royalties on non-U.S. sales. Genentech has the right to terminate the agreement without cause at any time. If Genentech terminates the co-development agreement without cause, all licenses that were granted to Genentech under the agreement terminate and revert to us. Additionally, we would receive, subject to certain conditions, licenses from Genentech to research, develop and commercialize reverted product candidates.

Symphony Evolution

On June 9, 2005, we entered into a series of related agreements, including a purchase option agreement, providing for the financing of the clinical development of XL647 and two of our other product candidates, XL784 and XL999. In December 2006, we amended the purchase option agreement. Pursuant to the agreements, Symphony Evolution, Inc., or SEI, and its investors have invested $80.0 million to fund the clinical development of XL647, XL784 and XL999, and we have licensed to SEI our intellectual property rights related to these product candidates. SEI is a wholly owned subsidiary of Symphony Evolution Holdings LLC, or Holdings, which provided $40.0 million in funding to SEI on June 9, 2005 and an additional $40.0 million on June 9, 2006. We continue to be primarily responsible for the development of XL647, XL784 and XL999 in accordance with specified development plans and related development budgets.

Pursuant to the agreements, we received an exclusive purchase option that gives us the right to acquire all of the equity of SEI, thereby allowing us to reacquire XL647, XL784 and XL999. Under our amended purchase option agreement with SEI, we cannot repurchase a single product candidate without also repurchasing the other two product candidates. The Phase 2 clinical development program for XL647 is ongoing, and GlaxoSmithKline has declined to exercise its development option for XL647. In order to retain rights to XL647 after the expiration of the purchase option period, we would be required to reacquire XL647, XL784 and XL999 from SEI’s investors through the exercise of our purchase option. In December 2007, we discontinued the development of XL999, and, in January 2008, GlaxoSmithKline declined to exercise its option to further develop and commercialize XL784. We do not intend to invest further in the development of XL784, but will seek a partner with which to take the compound forward, which would also require us to repurchase all three compounds from SEI’s investors.

The amended purchase option allows us, at our sole election, to pay up to 100% of the purchase option exercise price in shares of our common stock. The purchase option is exercisable at any time until the earlier of June 9, 2009 or the 90th day after the date on which SEI provides us with financial statements showing cash and cash equivalents of less than $5.0 million at an exercise price equal to the sum of: (1) the total amount of capital invested in SEI by Holdings; and (2) an amount equal to 25% per year on such funded capital (with respect to the initial funded capital, compounded from June 9, 2005 and, with respect to the second draw amount, compounded from June 9, 2006).

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

Other Collaborations

Wyeth Pharmaceuticals. In December 2005, we entered into a license agreement with Wyeth Pharmaceuticals related to compounds targeting FXR, a nuclear hormone receptor implicated in a variety of metabolic and liver disorders. Under the terms of the agreement, we granted to Wyeth Pharmaceuticals an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate FXR. Wyeth Pharmaceuticals paid us a nonrefundable upfront payment in the amount of $10.0 million and we received $4.5 million in November 2006 for achieving a development milestone. In November 2007, Wyeth Pharmaceuticals paid us $2.5 million for achieving a second development milestone. Wyeth Pharmaceuticals is obligated to pay additional development and commercialization milestones of up to $140.5 million as well as royalties on sales of any products commercialized by Wyeth Pharmaceuticals under the agreement. Wyeth Pharmaceuticals will be responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds. Subject to certain terms and conditions, Wyeth Pharmaceuticals has the option to terminate the license agreement.

Daiichi-Sankyo. In March 2006, we entered into a collaboration agreement with Daiichi Sankyo Company Limited for the discovery, development and commercialization of novel therapies targeted against MR, a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic diseases. Under the terms of the agreement, we granted to Daiichi-Sankyo an exclusive, worldwide license to certain intellectual property primarily relating to compounds that modulate MR. After completion of the research term, Daiichi-Sankyo will be responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds and we do not have rights to reacquire such compounds, except as described below.

Daiichi-Sankyo paid us a nonrefundable upfront payment in the amount of $20.0 million and is obligated to provide research and development funding of $3.8 million over a 15-month research term. In June 2007, the parties agreed to extend the research term for an additional six months. In November 2007, the parties decided not to further extend the research term. For each product from the collaboration, we are also entitled to receive payments upon attainment of pre-specified development, regulatory and commercialization milestones. In addition, we are also entitled to receive royalties on any sales of certain products commercialized under the collaboration. Daiichi-Sankyo may terminate the agreement upon 90 days’ written notice in which case Daiichi-Sankyo’s payment obligations would cease, its license relating to compounds that modulate MR would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Daiichi-Sankyo to research, develop and commercialize compounds that were discovered under the collaboration.

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

•

Phase 1 – Studies are initially conducted in a limited patient population to test the product candidate for safety, dosage tolerance, absorption, metabolism, distribution and excretion in healthy humans or patients.

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

Competition

There are many companies focused on the development of small molecules and antibodies for diseases including cancer and metabolic and cardiovascular disorders. Our potential competitors include major pharmaceutical and biotechnology companies. Many of our potential competitors have significantly more financial, technical and other resources than we do, which may allow them to have a competitive advantage. Any products that we may develop or discover are likely to be in highly competitive markets. Many of our competitors may succeed in developing products that may render our products and those of our collaborators obsolete or noncompetitive.

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

Research and Development Expenses

Research and development expenses consist primarily of personnel expenses, laboratory supplies, consulting and facilities costs. Research and development expenses were $225.4 million for the year ended December 31, 2007, compared to $185.5 million for 2006 and $141.1 million for 2005.

Revenues from Significant Collaborators

In 2007, we derived 35%, 24%, 16% and 10% of our revenues from Bristol-Myers Squibb, GlaxoSmithKline, Genentech and Daiichi-Sankyo, respectively.

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

Employees

As of December 31, 2007, we had 735 full-time employees worldwide, 241 of whom hold Ph.D. and/or M.D. degrees, most of whom were engaged in full-time research and development activities. We plan to hire additional staff and to expand our internal development efforts. Our success will depend upon our ability to attract and retain qualified employees. We face competition in this regard from other companies in the biotechnology, pharmaceutical and high technology industries, as well as research and academic institutions. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

As of December 31, 2007, we had $299.5 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by SEI of $30.9 million and restricted cash and investments of $7.2 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

the timing and progress of the clinical development of our product candidate XL647, which is out-licensed to SEI – The phase 2 clinical development program for XL647 is ongoing, and GlaxoSmithKline has declined to exercise its development option for XL647. In order to retain rights to XL647 after the expiration of the purchase option period, we would be required to reacquire XL647, XL784 and XL999 from SEI’s investors through the exercise of our exclusive purchase option, which is described elsewhere in this report. We cannot repurchase a single product candidate without also repurchasing the other two product candidates. In December 2007, we discontinued the development program for XL999, and, in January 2008, GlaxoSmithKline declined to exercise its option to further develop and commercialize XL784. We do not intend to invest further in the development of XL784, but will seek a partner with which to take the compound forward, which would also require us to repurchase all three compounds from SEI’s investors. The purchase price, which may be paid in cash and/or shares of our common stock, at our sole discretion, would be equal to the sum of (1) the total amount of capital invested in SEI by its investors ($80.0 million) and (2) an amount equal to 25% per year on such funded capital, compounded from the time of funding. As a result, the purchase price for the compounds licensed to SEI increases over time;

•

whether and when GlaxoSmithKline selects at clinical proof-of-concept for further development and commercialization any additional product candidates – Under the amended PDA, any milestone payments relating to product candidates remaining under the PDA must be used to pay down our loan with GlaxoSmithKline as long as the loan is outstanding. The amount of milestone payments that we receive from GlaxoSmithKline will depend on the number of compounds selected, the timing of the selection of the compounds and, for those acceptances made after the end of the original development term, whether GlaxoSmithKline extended the development term. As of December 31, 2007, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $98.6 million. In December 2007, GlaxoSmithKline exercised its option to further develop and commercialize XL880. As XL880 was the first compound selected by GlaxoSmithKline under the PDA, the entire $35.0 million selection milestone for XL880 was retained by GlaxoSmithKline to offset a milestone payment that GlaxoSmithKline paid to us in 2005 in connection with the amendment of the PDA and was not used to pay down the loan. An additional $1.0 million from the first commercialization milestone for any product candidate selected by GlaxoSmithKline will also be offset against the 2005 milestone;

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

One or more of these factors or changes to our current operating plan may require us to use available capital resources significantly earlier than we anticipate. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our existing stockholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are unfavorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. If we raise additional funds through collaboration arrangements with third parties, it will be necessary to relinquish some rights to our technologies or product candidates, or we may be required to grant licenses on terms that are unfavorable to us.

In addition, we will have to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, as part of our collaboration with GlaxoSmithKline, we entered into the LSA, which, as amended, contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of December 31, 2007, our “working capital” was $150.9 million and our “cash and investments” were $292.3 million. If we were to default on the financial covenants under the LSA, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the LSA. Outstanding borrowings and accrued interest under the loan and security agreement totaled $98.6 million at December 31, 2007.

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

We have incurred net losses since inception, including a net loss of $86.4 million for the year ended December 31, 2007. As of that date, we had an accumulated deficit of $791.7 million. Our losses for the year ended December 31, 2007 were partially offset by nonrecurring gains on the sale of our plant trait business and the sale of 80.1 % of our ownership interest in our German subsidiary, Artemis Pharmaceuticals, GmbH, or Artemis. We also expect the losses attributed to our noncontrolling interest will decline in 2008, which will increase our net losses as compared to 2007. We expect our losses in 2008 to increase as compared to 2007 and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our pharmaceutical product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. Except for revenues associated with the transgenic mouse business of Artemis, our only revenues to date are license revenues and revenues under contracts with our partners. In December 2007, we sold 80.1% of our ownership interest in Artemis, and will not recognize revenue associated with Artemis in future periods. The amount of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our technologies and undertake product development. We currently have numerous product candidates in various stages of clinical development and we anticipate filing additional IND applications for additional product candidates within the next 12 months. As a result, we expect that our operations will continue to increase, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

We have licensed the intellectual property, including commercialization rights, to our product candidates XL647, XL784 and XL999 to SEI and will not receive any future royalties or revenues with respect to these product candidates unless we exercise our option to acquire these product candidates in the future. We may not have the financial resources to exercise this option or sufficient clinical data in order to determine whether we should exercise this option.

We have licensed to SEI our intellectual property rights, including commercialization rights, to our product candidates XL647, XL784 and XL999 in exchange for SEI’s investment of $80.0 million to advance the clinical development of XL647, XL784 and XL999. In exchange for this investment and for five-year warrants to purchase shares of our common stock, we received an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire the product candidates, including any associated intellectual property rights and commercialization rights. Under our amended purchase option agreement with SEI, we cannot repurchase a single product candidate without also repurchasing the other two product candidates. We may, at our sole discretion, exercise our purchase option at any time until the earlier of June 9, 2009 or the 90th day after the date on which SEI provides us with financial statements showing cash and cash equivalents of less than $5.0 million. The purchase option exercise price, which may be paid in cash and/or shares of our common stock, at our sole discretion, is equal to the sum of: (1) the total amount of capital invested in SEI by its investors and (2) an amount equal to 25% per year on such funded capital, compounded from the time of funding. The option exercise price may be paid in cash and/or shares of our common stock, at our sole discretion.

If we elect to exercise the purchase option, we will be required to make a substantial cash payment and/or to issue a substantial number of shares of our common stock, or enter into a financing arrangement or license arrangement with one or more third parties, or some combination of the foregoing. A payment in cash would reduce our capital resources. We do not anticipate receipt of milestone payments from GlaxoSmithKline to apply towards the purchase price. A payment in shares of our common stock could result in dilution to our stockholders at that time. Other financing or licensing alternatives may be expensive or impossible to obtain. If we do not exercise the purchase option prior to its expiration, our rights to purchase all of the equity in SEI and to reacquire XL647, XL784 and XL999 will terminate. We may not have the financial resources to exercise the option, which may result in our loss of these rights. Additionally, we may not have sufficient clinical data in order to determine whether we should exercise the option.

Risks Related to Development of Product Candidates

Clinical testing of our product candidates is a lengthy, costly, complex and uncertain process and may fail to demonstrate safety and efficacy.

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

If any of these events were to occur and, as a result, we were to have significant delays in or termination of our clinical testing, our expenses could increase or our ability to generate revenue from the affected product candidates could be impaired, either of which could adversely impact our financial results. For example, in December 2007 we discontinued our development program for XL999 following observation of cardiac adverse events in the clinical program.

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

Risks Related to Our Relationships with Third Parties

Disagreements between SEI and us regarding the development of our product candidates XL647 and XL784 may cause significant delays and other impediments in the development of these product candidates, which could negatively affect the value of these product candidates.

We have licensed to SEI our intellectual property rights, including commercialization rights, to our product candidates XL647, XL784 and XL999, in exchange for SEI’s investment of $80.0 million to advance the clinical development of these three compounds. We are responsible for development in accordance with a specified development plan and related development budget. Our development activities are supervised by SEI’s development committee, which is comprised of an equal number of representatives from Exelixis and SEI. If the development committee cannot resolve a particular development issue, the issue will be referred to the chief executive officers of Exelixis and SEI. Any disagreements between SEI and us regarding a development decision may cause significant delays in the development and commercialization of XL647 as well as lead to development decisions that do not reflect our interests. In addition, disagreements may impair our attempts to find a partner to develop XL784. Any such delays or development decisions not in our interest could negatively affect the value of XL647 and XL784. In December 2007, we discontinued our development program for XL999 following observation of cardiac adverse events in the clinical program.

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

If any of these agreements is not renewed or is terminated early, whether unilaterally or by mutual agreement, or if we are unable to enter into new collaboration agreements on commercially acceptable terms, our revenues and product development efforts could suffer. Our collaboration with GlaxoSmithKline is scheduled to expire in October 2008 but became subject to earlier termination at the discretion of GlaxoSmithKline starting in 2005. Our agreements with Bristol-Myers Squibb, Genentech, Daiichi-Sanko and Wyeth Pharmaceuticals also contain early termination provisions. In addition, from time to time we review and assess certain aspects of our collaborations, partnerships and agreements and may amend or terminate, either by mutual agreement or pursuant to any applicable early termination provisions, such collaborations, partnerships or agreements if we deem them to be no longer in our economic or strategic interests.

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

Many of our employees and independent contractors were previously employed at universities, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, independent contractors or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and divert management’s attention. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key research personnel and/or their work product could hamper or prevent our ability to commercialize certain product candidates, which could severely harm our business.

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

Our headquarters are located in South San Francisco, California, and therefore our facilities are vulnerable to damage from earthquakes. We currently do not carry earthquake insurance. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures, terrorism and similar events since any insurance we may maintain may not be adequate to cover our losses. If any disaster were to occur, our ability to operate our business at our facilities could be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities could cause significant delays in our programs and make it difficult for us to recover from a disaster. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

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

Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. As a result, in some future quarters, our operating results may not meet the expectations of securities analysts and investors, which could result in a decline in the price of our common stock.

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

We currently lease an aggregate of 347,212 square feet of office and laboratory facilities. In California, we currently lease 329,352 square feet in our South San Francisco and San Diego locations. The South San Francisco location, which currently is comprised of five buildings totaling 296,027 square feet, is covered by three lease agreements. The first two leases covering three buildings for a total of 179,964 square feet expire in 2017, with two five-year options to extend their respective terms prior to expiration. The third lease covering two buildings for a total of 116,063 square feet expires in 2018. In addition, we entered into a fourth lease agreement related to our South San Francisco location to lease an additional 66,000 square feet that is estimated to commence in May 2008 and expires in 2015. Under the terms of this lease, we have the right to rent all of the remaining 62,393 rentable square feet of the building. This expansion right expires on December 31, 2008. If we exercise our right to lease the entire building, we will have the option to extend the lease for an additional ten years. In our San Diego location, we lease 33,325 square feet under a month-to-month lease, with a nine-month termination notice.

In Portland, Oregon, we lease 17,860 square feet of office and laboratory space. The lease expires in February 2009 but we may terminate it earlier effective March 2008. In addition, we lease a 15-acre farm in Woodburn, Oregon. Greenhouse capacity at the farm currently totals 50,000 square feet. We previously owned the farm but sold it to Agrigentics, Inc., a wholly-owned subsidiary of The Dow Chemical Company, in September 2007. We are leasing the farm in connection with a contract research agreement between us and Agrigentics, and the lease expires upon termination or expiration of the contract research agreement.

In Guilford, Connecticut, we lease 3,000 square feet of office space. The lease commenced in January 2008 and it expires in April 2009.

We believe that our leased facilities have sufficient space to accommodate our current needs and also provide for the expansion of our operations for the near term.

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

Our common stock has traded on the Nasdaq Global Select Market (formerly the Nasdaq National Market) under the symbol “EXEL” since April 11, 2000. The following table sets forth, for the periods indicated, the high and low intraday sales prices for our common stock as reported by the Nasdaq Global Select Market:

	Common Stock Price
	High	Low
Quarter ended December 31, 2007	$12.29	$7.82
Quarter ended September 30, 2007	$12.37	$9.40
Quarter ended June 30, 2007	$12.77	$9.92
Quarter ended March 31, 2007	$11.74	$8.67
Quarter ended December 31, 2006	$10.65	$7.81
Quarter ended September 30, 2006	$10.24	$7.53
Quarter ended June 30, 2006	$12.49	$9.00
Quarter ended March 31, 2006	$12.21	$9.22

On February 20, 2008, the last reported sale price on the Nasdaq Global Select Market for our common stock was $6.26 per share.

Holders

As of February 20, 2008, there were approximately 638 stockholders of record of our common stock.

Dividends

Since inception, we have not paid dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and currently do not plan to pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the company under the Securities Act of 1933, as amended.

The following graph compares, for the five year period ended December 31, 2007, the cumulative total stockholder return for our common stock, the Nasdaq Stock Market (U.S. companies) Index, or the Nasdaq Market Index, and the Nasdaq Biotech Index. The graph assumes that $100 was invested on December 31, 2002 in each of the common stock of the company, the Nasdaq Market Index and the Nasdaq Biotech Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/02	03/31/03	06/30/03	09/30/03	12/31/03	03/31/04	06/30/04
Exelixis, Inc.	100	83	86	89	88	107	126
Nasdaq Market Index	100	100	122	134	150	149	153
Nasdaq Biotech Index	100	103	135	145	146	157	153

	09/30/04	12/31/04	03/31/05	06/30/05	09/30/05	12/31/05	03/31/06
Exelixis, Inc.	101	119	85	93	96	118	150
Nasdaq Market Index	142	163	150	154	161	165	175
Nasdaq Biotech Index	144	155	131	139	158	159	169

	06/30/06	09/30/06	12/31/06	03/31/07	06/30/07	09/30/07	12/31/07
Exelixis, Inc.	126	109	113	124	151	132	108
Nasdaq Market Index	163	169	181	181	195	202	199
Nasdaq Biotech Index	150	152	161	156	162	172	168

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from our audited consolidated financial statements. The financial information as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$113,470	$98,670	$75,961	$52,857	$51,540
Operating expenses:
Research and development(1)	225,375	185,481	141,135	137,724	127,622
General and administrative(2)	44,940	39,123	27,731	20,905	18,586
Amortization of intangible assets	202	820	1,086	779	666
Restructuring charge	—	—	—	2,275	925
Acquired in-process research and development	—	—	—	26,376	—

Total operating expenses	270,517	225,424	169,952	188,059	147,799

Loss from operations	(157,047)	(126,754)	(93,991)	(135,202)	(96,259)
Total other income (expense)(3)	46,025	3,565	(819)	(2,043)	1,140

Loss from continuing operations before income taxes and noncontrolling interest in Symphony Evolution, Inc.	(111,022)	(123,189)	(94,810)	(137,245)	(95,119)
Benefit from income taxes	—	—	—	—	345

Loss from continuing operations before noncontrolling interest in Symphony Evolution, Inc.	(111,022)	(123,189)	(94,810)	(137,245)	(94,774)
Loss attributed to noncontrolling interest in Symphony Evolution, Inc.	24,641	21,697	10,406	—	—

Net loss	$(86,381)	$(101,492)	$(84,404)	$(137,245)	$(94,774)

Net loss per share, basic and diluted	$(0.87)	$(1.17)	$(1.07)	$(1.89)	$(1.45)

Shares used in computing basic and diluted net loss per share	99,147	86,602	78,810	72,504	65,387

(1)	Amounts for 2007 and 2006 include $11.6 million and $11.2 million in employee stock-based compensation, respectively, under Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared-Based Payment” (SFAS 123R).
(2)	Amounts for 2007 and 2006 include $7.3 million and $6.3 million in employee stock-based compensation, respectively, under SFAS 123R.
(3)	In September 2007, we sold our plant trait business and, as a result, we recognized a gain of $18.8 million in other income. In November 2007, we sold 80.1% of our German subsidiary, Artemis Pharmaceuticals GmbH, and, as a result, we recognized a gain of $18.1 million in other income.

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, marketable securities, investments held by Symphony Evolution, Inc. and restricted cash and investments	$299,530	$263,180	$210,499	$171,223	$241,930
Working capital	150,898	150,814	86,463	89,597	179,595
Total assets	412,120	395,417	332,712	291,340	357,794
Long-term obligations, less current portion	130,671	128,565	121,333	144,491	102,411
Accumulated deficit	(791,650)	(705,269)	(603,777)	(519,373)	(382,128)
Total stockholders’ equity	72,081	52,540	33,543	50,671	161,482

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are committed to developing innovative therapies for cancer and other serious diseases. Through our integrated drug discovery and development activities, we are building a portfolio of novel compounds that we believe have the potential to be high-quality, differentiated pharmaceutical products. Our most advanced pharmaceutical programs focus on discovery and development of small molecule drugs for cancer.

Utilizing our library of more than 4.5 million compounds, we have integrated high-throughput processes, medicinal chemistry, bioinformatics, structural biology and early in vivo testing into a process that allows us to efficiently and rapidly identify highly qualified drug candidates that meet our extensive development criteria.

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

Based on the strength of our expertise in biology, drug discovery, and development, we have established collaborations with major pharmaceutical and biotechnology companies that allow us to retain economic participation in compounds and support additional development of our proprietary products. Through these collaborations, we obtain license fees, research funding, a share of the profits and the opportunity to receive milestone payments and royalties (as applicable) from research results and subsequent product development activities. We also have collaborations in which we retain the right to co-promote products in the United States. We have ongoing commercial collaborations with several leading pharmaceutical and biotechnology companies, including SmithKline Beecham Corporation (which does business as GlaxoSmithKline), Bristol-Myers Squibb Company and Genentech, Inc. We expect to continue to use corporate partnering as a strategic tool to cultivate our assets, fund our operations and expand the therapeutic and commercial potential of our pipeline.

Our current development portfolio includes the following compounds, for which we are leading development:

Compound	Principal Targets	Indication	Stage of Development
XL647*	EGFR, HER2, VEGFR2	Cancer	Phase 2
XL880	MET, VEGFR2	Cancer	Phase 2
XL820	KIT, VEGFR2, PDGFR	Cancer	Phase 2
XL184	MET, VEGFR2, RET	Cancer	Phase 1/2
XL518**	MEK	Cancer	Phase 1
XL281	RAF	Cancer	Phase 1
XL019	JAK2	Cancer	Phase 1
XL844	CHK1, CHK2	Cancer	Phase 1
XL228	IGF1R , ABL, SRC	Cancer	Phase 1
XL147	PI3K	Cancer	Phase 1
XL765	PI3K, mTOR	Cancer	Phase 1
* Out-licensed to Symphony Evolution, Inc. and subject to a repurchase option as described elsewhere in this report. ** In co-development collaboration with Genentech, Inc.

In December 2007, GlaxoSmithKline exercised its option pursuant to our product development and commercialization agreement to further develop and commercialize XL880. We expect to transfer the XL880 development program to GlaxoSmithKline in the first quarter of 2008. Pursuant to the product development and commercialization agreement, GlaxoSmithKline has the option to elect to develop up to two additional compounds in our product pipeline, which may include XL820, XL184, XL281, XL844 and XL228.

In addition to the compounds identified in the table above, we have compounds in various stages of development that are being developed by our partners, such as Bristol-Myers Squibb, Daiichi Sankyo Company Limited and Wyeth Pharmaceuticals, a division of Wyeth. We also have compounds in preclinical development that we are developing internally.

2007 Dispositions

In 2007, we completed the disposition of certain of our non-core assets, as described more fully below.

Sale of Plant Trait Business

On September 4, 2007, we entered into an asset purchase and license agreement, or APA, with Agrigenetics, Inc., a wholly-owned subsidiary of The Dow Chemical Company, or Agrigenetics. Under the terms of the APA, we sold to Agrigenetics a major portion of our assets used for crop trait discovery, including a facility, and granted to Agrigenetics licenses to certain other related assets and intellectual property. As consideration for these assets and licenses, Agrigenetics paid us $18.0 million and is obligated to pay an additional $4.5 million upon the first anniversary of the closing date for the transaction. Under the APA, we have agreed to indemnify Agrigenetics and its affiliates up to a specified amount if they incur damages due to any infringement or alleged infringement of certain patents.

Concurrently with the execution of the APA, we also entered into a contract research agreement, or the CRA, with Agrigenetics. Agrigenetics has agreed to pay us up to $24.7 million in research and development funding over the term of the CRA. The research funding will cover employee costs, facilities expenses and capital expenditures. After September 4, 2007, the closing date for the transaction, the research and development funding to be received over the term of the CRA will be recognized as a reduction to expenses incurred by us in connection with our performance under the CRA. In order for us to perform our obligations under the CRA, we are leasing at no cost the facility that Agrigenetics acquired under the APA. We are also entitled to receive additional payments of up to $13.5 million from Agrigenetics if we achieve the development of up to three designated assets during the term of the CRA. If development of any of the three designated assets is completed, the related payment will be treated as additional proceeds from the sale of our plant trait business.

The term of the CRA is five years, unless earlier terminated. Agrigenetics may terminate the CRA if we fail to complete the development of any of the three designated assets within our respective specified research periods or if we fail to cure a material breach within specified time periods. Following our development and transfer to Agrigenetics of the second designated asset, either party may terminate the CRA upon expiration of a specified notice period. In the event that the CRA is terminated prior to the end of the term, we will receive less than the maximum amount of research and development funding described above.

The transaction was accounted for as a sale of our plant trait business. We recognized a gain of $18.8 million, net of $0.2 million in transaction costs. The gain primarily consists of a purchase price of $22.5 million, less a net book value of $0.3 million of property and equipment, $2.1 million of intangible assets (acquired patents) and the derecognition of $1.4 million of goodwill. We allocated goodwill to the disposed business based on the relative fair value of our plant trait business to Exelixis (excluding the value of the Artemis Pharmaceuticals reporting unit) on September 4, 2007, the closing date for the transaction.

Sale of Interest in Artemis Pharmaceuticals GmbH

On November 20, 2007, we entered into a share sale and transfer agreement with Taconic Farms, Inc., or Taconic, pursuant to which Taconic acquired from us, for $19.8 million in cash, 80.1% of the outstanding share capital in our wholly-owned subsidiary, Artemis Pharmaceuticals GmbH, or Artemis, located in Cologne, Germany. Artemis’ activities are directed toward providing transgenic mouse generation services, tools and related licenses to the industrial and academic community.

We also entered into a shareholders’ agreement and approved amended articles of association of Artemis that govern the relationship between us and Taconic as shareholders of Artemis, particularly with respect to matters of corporate governance and the transfer of our respective ownership interests. The shareholders’ agreement provides that we may require Taconic to purchase our remaining 19.9% interest in Artemis between 2010 and 2015 or in the event of a change in control of Taconic, and that Taconic may require us to sell our 19.9% interest to Taconic between 2013 and 2015 or in the event of a change in control of Exelixis, in each case subject to certain conditions set forth in the shareholders’ agreement. The amended articles of association provide for the establishment of a shareholders’ committee, in which we participate based on our 19.9% ownership, to assist in the management of Artemis.

The sale of 80.1% of Artemis was accounted for as a sale of a business. We recognized a gain of $18.1 million, net of $1.6 million in transaction costs. The gain primarily consists of cash received of $19.8 million, plus $2.5 million relating to the elimination of the cumulative foreign currency translation adjustment and the elimination of net liabilities, less $0.3 million of intangible assets (acquired patents) and derecognition of $2.3 million of goodwill. As we believe we have significant influence over the operations of Artemis through our rights under the shareholders’ agreement and the amended articles, we will account for our remaining 19.9% equity interest in Artemis under the equity method of accounting. We will subsequently adjust our investment balance to recognize our share of future Artemis earnings or losses after the November 20, 2007 closing date. As of December 31, 2007, the carrying value of our investment in Artemis was approximately $30,000.

Artemis’ revenues and net income (loss) after the effect of all intercompany eliminations are as follows (in thousands):

	For the Year Ended December 31
	2007(1)	2006	2005
Revenues	$11,234	$7,920	$5,773
Net income (loss)	$1,210	$(1,036)	$(619)

(1)	The revenues and net income for the year ended December 31, 2007 only include revenues through November 20, 2007, the closing date for the transaction.

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

•

Liquidity. As of December 31, 2007, we had $299.5 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by SEI of $30.9 million and restricted cash and investments of $7.2 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and depend on many factors, including the timing of key events in our agreements with GlaxoSmithKline and SEI that may require us to use available capital significantly earlier than we currently anticipate. We will have to obtain additional funding in order to support our plans for the aggressive development of our broad clinical and preclinical pipelines. Our minimum liquidity needs are also determined by certain financial covenants contained in our loan and security agreement with GlaxoSmithKline, which require us to maintain working capital of at least $25.0 million and cash and investments of at least $50.0 million. Our ability to raise additional funds may be severely impaired if any of our product candidates fails to show adequate safety or efficacy in clinical testing.

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

•

GlaxoSmithKline Compound Selection. Pursuant to our product development and commercialization agreement with GlaxoSmithKline, GlaxoSmithKline has the option to elect to develop up to three of our compounds from the programs specified in the product development and commercialization agreement. In December 2007, GlaxoSmithKline exercised its development option for XL880. As a result of GlaxoSmithKline’s exercise of this option, GlaxoSmithKline has the right to select from the identified programs up to one additional compound, which may include XL820, XL184, XL281, XL844 or XL228, or up to two additional compounds if it extends the specified development term. The amount of acceptance milestones that we receive from GlaxoSmithKline will depend on the number of compounds selected, the timing of the selection of the compounds and, for those acceptances made after the end of the original development term, whether GlaxoSmithKline extended the development term. Any future delays in obtaining clinical proof-of-concept for compounds subject to GlaxoSmithKline’s election rights may decrease the size of any GlaxoSmithKline milestone payments and negatively affect our financial position. If GlaxoSmithKline selects a second compound prior to the end of the development term under the product development and commercialization agreement in October 2008, the amount of the selection milestone for the second compound would be at least $55.0 million. Under our product development and commercialization agreement, any milestone payments relating to product candidates remaining under the agreement must be used to pay down our loan with GlaxoSmithKline as long as the loan is outstanding. See “ – Liquidity and Capital Resources – Cash Requirements.”

•

Symphony Evolution, Inc. In 2005, we licensed three of our compounds, XL647, XL784 and XL999, to SEI in return for an $80.0 million investment for the clinical development of these compounds. We have an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire

XL647, XL784 and XL999 at our sole discretion. We cannot repurchase a single product candidate without also repurchasing the other two product candidates. The purchase price, which may be paid in cash and/or shares of our common stock, at our sole discretion, would be equal to the sum of (1) the total amount of capital invested in SEI by its investors ($80.0 million) and (2) an amount equal to 25% per year on such funded capital, compounded from the time of funding. As a result, the purchase price for the compounds licensed to SEI increases over time. The phase 2 clinical development program for XL647 is ongoing, and GlaxoSmithKline has declined to exercise its development option for XL647. In order to retain rights to XL647 after the expiration of the purchase option period, we would be required to reacquire XL647, XL784 and XL999 from SEI’s investors through the exercise of our exclusive purchase option. In December 2007, we discontinued the development of XL999, and in January 2008, GlaxoSmithKline declined to exercise its option to further develop and commercialize XL784. We do not intend to invest further in the development of XL784, but will seek a partner with which to take the compound forward, which would also require us to repurchase all three compounds from SEI’s investors. In order to repurchase the compounds, we would need to raise additional funds to cover the purchase price or issue to SEI’s investors a substantial number of shares of our common stock.

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

Revenue Recognition

Most of our revenues are generated from the terms of our research and licensing arrangements. These research and licensing arrangements may include up-front non-refundable payments. Although these up-front payments are generally non-refundable, under GAAP we defer the revenues under these arrangements and recognize the revenues on a straight-line basis over our expected period of continuing involvement, generally the research term specified in the agreements. Our research and license arrangements may also include milestone payments. Although these milestone payments are generally non-refundable once the milestone is achieved, we recognize the milestone revenues on a straight-line basis over the research term of the arrangement. This typically results in a portion of the milestone being recognized on the date the milestone is achieved, with the balance being recognized over the remaining research term of the agreement. It is our understanding that there is diversity in practice on the recognition of milestone revenue. Other companies have adopted an alternative acceptable milestone revenue recognition policy whereby the full milestone fee is recognized upon completion of the milestone. If we had adopted such a policy, our revenues recorded to date would have increased and our deferred revenues would have decreased by a material amount compared to total revenue recognized. In certain situations, we may receive milestone payments after the end of our period of continued involvement. In such circumstances, we would recognize 100% of the milestone revenue when the milestone is achieved.

Some of our research and licensing arrangements have multiple deliverables in order to meet our customer’s needs. For example, the arrangements may include a combination of up-front fees, license payments, research and development services, milestone payments and future royalties. Multiple element revenue agreements are evaluated under Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 are treated as one unit of accounting for purposes of revenue recognition. Generally, the revenue recognition guidance applicable to the final deliverable is followed for the combined unit of accounting. For certain arrangements, the period of time over which certain deliverables will be provided is not contractually defined. Accordingly, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, we recognized revenue of approximately $27.9 million in 2007 related to arrangements for which the period of time over which the research and development will be performed was not contractually defined. For this arrangement, if the research and development were delayed, the amount of revenue recognized in future periods could be reduced. To date, there has not been a change in an estimate or assumption that had a material impact on our revenue recognition.

Goodwill and Intangible Impairment

As of December 31, 2007, our consolidated balance sheet included $63.7 million of goodwill and other intangible assets. Under GAAP, we evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. We will also evaluate other intangible assets for impairment when impairment indicators are identified.

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

Clinical Trial Accruals

Substantial portions of our preclinical studies and all of our clinical trials have been performed by third-party contract research organizations, or CROs, and other vendors. We accrue expenses for preclinical studies performed by our vendors based on certain estimates over the term of the service period and adjust our estimates as required. We accrue costs for clinical trial activities performed by CROs based upon the estimated amount of work completed on each study. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites, and the duration for which the patients will be enrolled in the study. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms. We base our estimates on the best information available at the time. However, additional information may become available to us which will allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain, such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period first known. For example, during the quarter ended December 31, 2007, we recorded a reduction of $2.6 million to our accrued clinical trial liabilities and research and development expenses related to our phase 2 clinical trial for XL784.

Stock Option Valuation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared-Based Payment” (SFAS 123R). Under this standard, our estimate of compensation expense requires us to determine the appropriate fair value model and a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures and related tax effects. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, companies are required to estimate the expected term of the option for input to an option-pricing model. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to value stock based awards granted in future periods. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. As of December 31, 2007, $45.9 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.7 years. See Note 10 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Fiscal Year Convention

In 2006, Exelixis adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st. Fiscal year 2006, a 52-week year, ended on December 29, 2006, fiscal year 2007, a 52-week year, ended on December 28, 2007 and fiscal year 2008, a 53-week year, will end on January 2, 2009. For convenience, references in this report as of and for the fiscal years ended December 29, 2006 and December 28, 2007 are indicated on a calendar year basis, ending December 31, 2006 and 2007, respectively.

Results of Operations – Comparison of Years Ended December 31, 2007, 2006 and 2005

Revenues

Total revenues by category, as compared to the prior year, were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2007	2006	2005
Contract revenues:
Research and development services	$50.4	$46.3	$46.7
Milestones	18.0	15.6	9.0
Delivery of compounds under chemistry collaborations	0.7	0.5	—
License revenues:
Ratable recognition of upfront payments, including premiums paid on equity purchases	44.4	36.3	20.3

Total revenues	$113.5	$98.7	$76.0

Dollar increase	$14.8	$22.7
Percentage increase	15%	30%

The increase in revenues from research and development services from 2006 to 2007 was primarily the result of increases in research and development services of $3.4 million attributable to Artemis, $1.5 million from our agreement with Agrigenetics and $1.2 million from our agreement with Daiichi-Sankyo. These increases were partially offset by decreases in research and development services of $1.0 million from one of our Bristol-Myers Squibb collaborations and $0.9 million from our collaboration with Renessen LLC.

The decrease in research and development services from 2005 to 2006 was primarily a result of the conclusion of our Genoptera collaboration in June 2005, which included a one-time termination fee related to research and development services totaling $13.4 million. This decrease was partially offset by increases in research and development services of $9.2 million from Bristol-Myers Squibb, $2.1 million attributable to customers of Artemis and $1.2 million from Genentech.

The increase in milestone revenues from 2006 to 2007 was primarily due to $4.9 million in revenues associated with a milestone achieved under our co-development collaboration with Genentech relating to XL518 and $3.3 million in revenues associated with a milestone achieved under one of our collaborations with Bristol-Myers Squibb. These increases were partially offset by $4.0 million in revenues in 2006 associated with a milestone achieved under our collaboration with Helsinn Healthcare S.A, or Helsinn, and $2.0 million in revenues associated with a milestone achieved under our collaboration with Wyeth Pharmaceuticals in 2006.

The increase in milestone revenues from 2005 to 2006 was driven primarily by achieving and recognizing as revenue milestones of $4.5 million under our collaboration with Wyeth Pharmaceuticals and a $4.0 million milestone under our collaboration with Helsinn and $1.2 million in revenues associated with achieving two milestones under one of our collaborations with Bristol-Myers Squibb. This increase was partially offset by a decrease of $2.7 million in milestone revenues related to the conclusion of our Genoptera collaboration in June 2005.

The revenues from the delivery of compounds in 2007 approximates that of 2006. The increase in revenues from 2005 to 2006 from the delivery of compounds of $0.5 million was related to the delivery of compounds under our chemistry collaboration agreement with Bayer CropScience.

The increase from 2006 to 2007 in the amortization of upfront payments, including premiums paid on equity purchases, was driven primarily by upfront payments from the oncology collaboration we entered into with Bristol-Myers Squibb in December 2006, resulting in increased revenues of $14.6 million, and our co-development collaboration with Genentech relating to XL518, resulting in increased revenues of $8.1 million. These increases were partially offset by the completion of amortizing upfront payments from Wyeth Pharmaceuticals, resulting in decreased revenues of $9.7 million, and from Daiichi-Sankyo, resulting in decreased revenues of $4.6 million.

The increase from 2005 to 2006 in the amortization of upfront payments, including premiums paid on equity purchases, was driven primarily by upfront payments from Daiichi-Sankyo, resulting in increased revenues of $12.3 million, Wyeth Pharmaceuticals, resulting in increased revenues of $9.4 million, and Bristol-Myers Squibb, resulting in increased revenues of $5.6 million. These increases were partially offset by a decrease of $7.8 million related to the conclusion of our Genoptera collaboration in June 2005, which included acceleration of upfront payments, and by a decrease of $4.0 million related to the conclusion of our collaboration with Helsinn.

Prior to the closing of the sale of 80.1% of the share capital of Artemis on November 20, 2007, we had included $11.2 million, $7.9 million and $5.8 million of revenues attributable to Artemis for 2007, 2006 and 2005, respectively, within our consolidated total revenues. As a result of the sale, Artemis’ financial results will no longer be consolidated into our consolidated financial statements.

The following table sets forth the revenue recognized as a percentage of total revenue from customers that exceeded 10% or more of total revenues during the years ended December 31, 2007, 2006 and 2005:

Collaborator	2007	2006	2005
Bristol-Myers Squibb	35%	22%	7%
GlaxoSmithKline	24%	28%	37%
Genentech	16%	6%	4%
Daiichi-Sankyo	10%	15%	1%
Wyeth Pharmaceuticals	2%	14%	0%
Genoptera	0%	0%	32%

Research and Development Expenses

Total research and development expenses were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2007	2006	2005
Research and development expenses(1)	$225.4	$185.5	$141.1
Dollar increase	$39.9	$44.3
Percentage increase	22%	31%

(1)	Amounts for 2007 and 2006 include $11.6 million and $11.2 million, respectively, in employee stock-based compensation under SFAS 123R.

Research and development expenses consist primarily of personnel expenses, clinical trials and consulting, laboratory supplies and facility costs. The change in 2007 compared to 2006 resulted primarily from the following:

•

Clinical Trials and Consulting – Clinical trials and consulting expense, which includes services performed by third-party contract research organizations and other vendors, increased by $16.0 million, or 34%, primarily due to an increase in activities associated with advancing our clinical and preclinical development programs. During 2007, these activities included phase 2 clinical trial activities for XL784, XL880,

XL647 and XL820 and phase 1 clinical trial activity for XL999, XL844, XL228, XL281, XL518, XL184, XL418, XL147, XL765 and XL019, as well as preclinical activity for XL443 and XL139, which were partially offset by a decrease in phase 2 clinical trial activity for XL999 during 2007.

•

Personnel – Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, increased by $13.9 million, or 24%, primarily due to the expanded workforce supporting drug development operations to advance our clinical and preclinical development programs.

•	Lab Supplies – Lab supplies expense increased by $5.2 million, or 30%, primarily due to an increase in our drug discovery activities and drug development activities.

The change in 2006 compared to 2005 in research and development expenses resulted primarily from the following:

•

Clinical Trials and Consulting – Clinical trials and consulting expense, which includes services performed by third-party contract research organizations and other vendors, increased by $21.3 million, or 85%, primarily due to an increase in activities associated with advancing our clinical and preclinical development programs. During 2006, these activities included phase 2 clinical trial activity for XL999, XL784, XL880 and XL647 and phase 1 clinical trial activity for XL844, XL820 and XL184 as well as pre-clinical activity for XL228, XL281, XL418, XL518, XL147, XL765 and XL019.

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

General and Administrative Expenses

Total general and administrative expenses were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2007	2006	2005
General and administrative expenses(1)	$44.9	$39.1	$27.7
Dollar increase	$5.8	$11.4
Percentage increase	15%	41%

(1)	Amounts for 2007 and 2006 include $7.3 million and $6.3 million, respectively, in employee stock-based compensation under SFAS 123R.

General and administrative expenses consist primarily of personnel expenses to support our general operating activities, facility costs and professional expenses, such as legal and accounting fees. The increase in 2007 from 2006 resulted primarily from an increases in personnel expenses of $3.9 million and increases in employee and nonemployee stock-based compensation expense of $2.1 million. The increases in personnel expenses and stock-based compensation expense were primarily to support our expanding operations. The increase in 2006 from 2005 resulted primarily from increases in employee stock-based compensation expense of $6.3 million due to our adoption of SFAS 123R, personnel expenses of $3.4 million and consulting expenses of $2.5 million, which were partially offset by a decrease in legal and accounting expenses of $1.2 million.

Amortization of Intangible Assets

Total amortization of intangible assets were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2007		2006		2005
Amortization of intangible assets	$0.2		$0.8		$1.1
Dollar decrease	$(0.6)		$(0.3)
Percentage decrease	(75%	)	(24%	)

Intangible assets resulted from our acquisitions of X-Ceptor, Genomica, Artemis and Agritope (renamed Exelixis Plant Sciences). These assets are amortized over specified time periods. The decrease in amortization of intangible assets expense in 2007 compared to 2006 was due to the completion of the amortization of the assembled workforce related to our acquisition of X-Ceptor Therapeutics and the developed technology related to our acquisition of Artemis. In addition, amortization of intangible assets expense decreased as a result of our transaction in September 2007 with Agrigenetics in which we sold $2.1 million of acquired patents and our transaction in November 2007 in which we sold 80.1% of the share capital of Artemis, which included $0.3 million of acquired patents.

The decrease in amortization of intangibles expense in 2006 as compared to 2005 was due to the developed technology intangible asset related to our acquisition of Artemis in 2001 becoming fully amortized in October 2006.

Total Other Income (Expense)

Total other income (expense) were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2007	2006	2005
Total other income (expense)	$46.0	$3.6	$(0.8)
Dollar increase	$42.5	$4.4

The increase in total other income for 2007 compared to 2006 was primarily due to the gain on the sale of our plant trait business and the gain on sale of 80.1% of the share capital of Artemis and an increase in interest income as a result of higher cash and investment balances and higher average interest rates.

In September 2007, we sold our plant trait business to Agrigenetics, and, as a result, we recognized a gain of $18.8 million in total other income. The gain of $18.8 million primarily consists of a purchase price of $22.5 million, less $2.4 million in net book value of tangible and intangible assets and the derecognition of $1.4 million of goodwill.

As a result of the sale of 80.1% of the share capital of Artemis, we recognized a gain of $18.1 million in total other income. This gain primarily consists of cash received of $19.8 million, plus $2.5 million relating to the elimination of cumulative foreign currency translation adjustments and the elimination of net liabilities, less $0.3 million of intangible assets (acquired patents) and the derecognition of $2.3 million of goodwill.

The increase in total other income for 2006 compared to 2005 was primarily due to a decrease in interest expense as a result of a decrease in the principal balance of our debt from the repayment of our $30.0 million convertible note to PDL BioPharma, Inc. in May 2006 as well as higher average interest yields on our investments.

Noncontrolling Interest in Symphony Evolution, Inc.

Pursuant to the agreements that we entered into with SEI and certain other parties in June 2005, we consolidate SEI’s financial condition and results of operations in accordance with FIN 46R. Accordingly, we have deducted the losses attributable to the noncontrolling interest (SEI’s losses) from our net loss in the consolidated statement of operations and we have also reduced the noncontrolling interest holders’ ownership interest in SEI in the consolidated balance sheet by SEI’s losses. The noncontrolling interest holders’ ownership in the consolidated balance sheet was $13.4 million as of December 31, 2007. Once SEI’s losses are in excess of the noncontrolling interest holders’ ownership, SEI’s losses will no longer be deducted from our net losses. For the years ended December 31, 2007, 2006 and 2005, the losses attributed to the noncontrolling interest holders were $24.6 million, $21.7 million and $10.4 million, respectively.

The increase in 2007 from 2006 in the losses attributed to the noncontrolling interest holders is related to increased development expenses associated with XL784 and XL647, which were partially offset by a decrease in development expenses associated with XL999. The increase in 2006 from 2005 in the losses attributed to the noncontrolling interest holders is related to increased development expenses associated with XL999, XL784 and XL647.

Income Taxes

We have incurred net losses since inception and, consequently, have not recorded any U.S. federal or state income taxes. As of December 31, 2007, we had federal and California net operating loss carryforwards of $655.0 million and $357.0 million, respectively. As of December 31, 2007, we had federal and California research and development credit carryforwards of $46.4 million and $15.8 million, respectively. If not utilized, the net operating loss and credit carryforwards expire at various dates, which began in 2008.

Under the Internal Revenue Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. Annual limitations may result in the expiration of net operating loss and credit carryforwards before they are used.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the years ended December 31, 2007, 2006 and 2005 (dollar amounts are presented in thousands):

	Year Ended December 31,
	2007	2006	2005
Net loss	$(86,381)	$(101,492)	$(84,404)
Adjustments to reconcile net loss to net cash used in operating activities	(29,126)	13,598	8,121
Changes in operating assets and liabilities	46,768	42,555	29,922

Net cash used in operating activities	(68,739)	(45,339)	(46,361)
Net cash used in investing activities	(3,019)	(21,701)	(40,648)
Net cash provided by financing activities	84,248	109,344	100,933
Effect of foreign exchange rates on cash and cash equivalents	(402)	(263)	(137)

Net increase in cash and cash equivalents	12,088	42,041	13,787
Cash and cash equivalents, at beginning of year	123,369	81,328	67,541

Cash and cash equivalents, at end of year	$135,457	$123,369	$81,328

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income. We have also financed certain of our research and development activities under our agreements with SEI. In August 2005, we received net proceeds, after underwriting fees and offering expenses, of $49.6 million from the sale of 6.5 million shares of our common stock under a shelf registration statement. In October 2006, we received net proceeds, after underwriting fees and offering expenses, of $90.5 million from the sale of 11.5 million shares of our common stock under a shelf registration statement. In September 2007, we received net proceeds, after underwriting fees and offering expenses, of $71.9 million from the sale of 7.0 million shares of our common stock under a shelf registration statement. As of December 31, 2007, we had $299.5 million in cash and cash equivalents and marketable securities, which included restricted cash and investments of $7.2 million and investments held by SEI of $30.9 million. In addition, as of December 31, 2007, approximately $34.2 million of cash and cash equivalents and marketable securities serve as collateral for bank lines of credit.

Operating Activities

Our operating activities used cash of $68.7 million for the year ended December 31, 2007, compared to $45.3 million for 2006 and $46.4 million for 2005. Cash used in operating activities during 2007 related primarily to our loss from operations of $157.0 million, partially offset by non-cash charges totaling $31.3 million relating to stock-based compensation and depreciation and amortization. In addition, cash used in operating activities was reduced by $49.9 million as the result of decreases in accounts receivable and increases in accounts payable, other accrued expenses, other long term liabilities and deferred revenue. Cash used in operating activities during 2006 related primarily to funding net losses, losses attributed to the noncontrolling interest and receivables. These uses of cash were partially offset by changes in deferred revenues, accrued expenses and non-cash charges related to stock-based compensation expense recognized due to our adoption of SFAS 123R and depreciation and amortization. Cash used in operating activities during 2005 related primarily to funding net losses and losses attributed to the noncontrolling interest, partially offset by changes in deferred revenues from collaborators and non-cash charges related to depreciation and amortization. As of December 31, 2007, we had received cash payments from collaborators relating to $64.1 million in short-term deferred revenue that we expect to recognize as revenue during 2008.

The increase of $23.4 million in cash used in our operating activities from 2006 as compared to 2007 was primarily driven by an increase in our loss from operations. This increase in the loss from operations was primarily driven by an increase in research and development expenses. This increase to cash used was partially offset by increases in accrued expenses, due to increased clinical trial activity, and a decrease in receivables. The decrease of $1.0 million in cash used in our operating activities from 2005 as compared to 2006 was primarily driven by increases in deferred revenues, accrued expenses, increased clinical trial activity and non-cash charges related to stock-based compensation expense recognized due to our adoption of SFAS 123R. These decreases to cash used were partially offset by increases in our net losses, losses attributed to the noncontrolling interest and receivables due to a milestone achieved under a collaboration agreement. While cash used in operating activities is primarily driven by our net loss, operating cash flows differ from our net loss as a result of differences in the timing of cash receipts and earnings recognition, expenses related to the noncontrolling interest and non-cash charges. We expect to use cash for operating activities for at least the next several years as we continue to incur net losses associated with our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies.

Investing Activities

Our investing activities used cash of $3.0 million for the year ended December 31, 2007, compared to $21.7 million for 2006 and $40.6 million for 2005.

Cash used in investing activities for 2007 was primarily driven by net purchases of marketable securities of $47.5 million and purchases of property and equipment of $17.4 million. Most of the cash invested in marketable securities and investments was generated by a common stock offering in 2007 and payments received from collaborators. These uses of cash were partially offset by net proceeds of $35.3 million from the sale of our plant trait business and Artemis. The proceeds provided by maturities of our marketable securities and the sale of investments by SEI were used to fund our operations. We expect to continue to make significant investments in property and equipment to support our expanding operations.

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

Financing Activities

Our financing activities provided cash of $84.2 million for the year ended December 31, 2007, compared to $109.3 million for 2006 and $100.9 million for 2005. Cash provided by our financing activities for 2007 was primarily due to net proceeds of $71.9 million received through the sale of our common stock and $12.6 million of proceeds from note payable and bank obligations. These increases were partially offset by $12.1 million of principal payments on notes payable and bank obligations.

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

We finance property and equipment purchases through equipment financing facilities, such as notes and bank obligations. Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities, merger and acquisition expenses and other general corporate purposes. During 2008, we have the ability to draw up to an additional $30.0 million on an equipment line of credit. Over the next several years, we are required to make certain payments on notes, bank obligations and loans from collaborators.

Cash Requirements

We have incurred net losses since inception, including a net loss of $86.4 million for the year ended December 31, 2007, and we expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly sooner than we currently anticipate. These factors include:

•

the timing and progress of the clinical development of our product candidate XL647, which is out-licensed to SEI – The phase 2 clinical development program for XL647 is ongoing, and GlaxoSmithKline has declined to exercise its development option for XL647. In order to retain rights to XL647 after the expiration of the purchase option period, we would be required to reacquire XL647, XL784 and XL999 from SEI’s investors through the exercise of our exclusive purchase option, which is described elsewhere in this report. We cannot repurchase a single product candidate without also repurchasing the other two product candidates. In December 2007, we discontinued the development program for XL999, and, in January 2008, GlaxoSmithKline declined to exercise its option to further develop and commercialize XL784. We do not intend to invest further in the development of XL784, but will seek a partner with which to take the compound forward, which would also require us to repurchase all three compounds from SEI’s investors. The purchase price, which may be paid in cash and/or shares of our common stock, at our sole discretion, would be equal to the sum of (1) the total amount of capital invested in SEI by its investors ($80.0 million) and (2) an amount equal to 25% per year on such funded capital, compounded from the time of funding. As a result, the purchase price for the compounds licensed to SEI increases over time;

•

whether and when GlaxoSmithKline selects at clinical proof-of-concept for further development and commercialization any additional product candidates – Under the amended PDA, any milestone payments relating to product candidates remaining under the PDA must be used to pay down our loan with GlaxoSmithKline as long as the loan is outstanding. The amount of milestone payments that we receive from GlaxoSmithKline will depend on the number of compounds selected, the timing of the selection of the compounds and, for those acceptances made after the end of the original development term, whether GlaxoSmithKline extended the development term. As of December 31, 2007, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $98.6 million. In December 2007, GlaxoSmithKline exercised its option to further develop and commercialize XL880. As XL880 was the first compound selected by GlaxoSmithKline under the PDA, the entire $35.0 million selection milestone for XL880 was retained by GlaxoSmithKline to offset a milestone payment that GlaxoSmithKline paid to us in 2005 in connection with the amendment of the PDA and was not used to pay down the loan. An additional $1.0 million from the first commercialization milestone for any product candidate selected by GlaxoSmithKline will also be offset against the 2005 milestone;

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

We have contractual obligations in the form of operating leases, notes payable and licensing agreements. The following chart details our contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 years	After 5 years
Notes payable and bank obligations	$36,514	$15,767	$17,814	$2,933	$—
Licensing agreements	1,543	1,291	247	5	—
Convertible loans(1)	98,583	—	65,065	33,518	—
Operating leases	172,016	16,600	34,857	36,712	83,847

Total contractual cash obligations	$308,656	$33,658	$117,983	$73,168	$83,847

(1)	Includes interest payable on the convertible loans of $13.6 million. The debt and interest payable can be repaid in cash or common stock at our election. This obligation is described in further detail in Note 8 of the notes to our consolidated financial statements.

In January 2008, Bristol-Myers Squibb exercised its option to develop and commercialize compound XL139. In addition, we exercised our option under the collaboration agreement to co-develop and co-commercialize XL139 in the United States. Due to our election to co-develop and co-commercialize XL139, we will be required to pay 35% of the worldwide development expenses. See Note 3 of the Notes to the Consolidated Financial Statements for further information concerning this collaboration.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure certain assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2008. We do not believe the effect that the adoption of SFAS 157 will be material to our consolidated results of operations and financial condition.

In June 2007, the FASB also ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by us in the first quarter of fiscal 2008. We do not expect the adoption of EITF 07-3 to have a material effect on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, except warrants and stock options. Our off-balance sheet arrangements are described in further detail in Notes 9 and 10 of the notes to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. At December 31, 2007 and 2006, we had cash and cash equivalents, marketable securities, investments held by SEI and restricted cash and investments of $299.5 million and $263.2 million, respectively. Our marketable securities and investments are subject to interest rate risk, and our interest income may fluctuate due to changes in U.S. interest rates. By policy, we limit our investments to money market instruments, debt securities of U.S. government agencies and debt obligations of U.S. corporations. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated income taxes. We manage market risk through diversification requirements mandated by our investment policy, which limits the amount of our portfolio that can be invested in a single issuer. We manage credit risk by limiting our purchases to high-quality issuers. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. At December 31, 2007 and 2006, we had debt outstanding of $121.5 million and $121.7 million, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments or a combination thereof. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

We have estimated the effects on our interest rate sensitive assets and liabilities based on a one-percentage point hypothetical adverse change in interest rates as of December 31, 2007 and 2006. As of December 31, 2007 and 2006, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $1.4 million and $2.4 million, respectively. We have assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. Significant variations in market interest rates could produce changes in the timing of repayments due to available prepayment options. The fair value of such instruments could be affected and, therefore, actual results might differ from our estimate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EXELIXIS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Exelixis, Inc.

We have audited the accompanying consolidated balance sheets of Exelixis, Inc. as of December 28, 2007 and December 29, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 28, 2007. These financial statements are the responsibility of Exelixis, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exelixis, Inc. at December 28, 2007 and December 29, 2006, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 Exelixis, Inc. changed its method of accounting of stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Exelixis, Inc.’s internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

February 13, 2008

EXELIXIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$135,457	$123,369
Marketable securities	105,153	55,516
Investments held by Symphony Evolution, Inc.	30,935	55,087
Other receivables	6,087	22,197
Prepaid expenses and other current assets	6,151	6,082

Total current assets	283,783	262,251
Restricted cash and investments	7,238	9,635
Long-term marketable securities	20,747	19,573
Property and equipment, net	34,664	32,294
Goodwill	63,684	67,364
Other intangibles, net	—	2,605
Other assets	2,004	1,695

Total assets	$412,120	$395,417

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,288	$3,699
Accrued clinical trial liabilities	21,651	12,209
Other accrued liabilities	7,594	7,018
Accrued compensation and benefits	14,480	11,456
Current portion of notes payable and bank obligations	15,767	13,579
Deferred revenue	64,105	63,476

Total current liabilities	132,885	111,437
Notes payable and bank obligations	20,747	23,074
Convertible loans	85,000	85,000
Other long-term liabilities	24,924	20,491
Deferred revenue	63,053	64,804

Total liabilities	326,609	304,806

Noncontrolling interest in Symphony Evolution, Inc.	13,430	38,071
Commitments (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; issued and outstanding: 104,744,732 and 95,990,148 shares at December 31, 2007 and 2006, respectively	105	96
Additional paid-in-capital	863,127	756,568
Accumulated other comprehensive income	499	1,145
Accumulated deficit	(791,650)	(705,269)

Total stockholders’ equity	72,081	52,540

Total liabilities, noncontrolling interest and stockholders’ equity	$412,120	$395,417

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Contract	$69,023	$62,414	$55,715
License	44,447	36,256	20,246

Total revenues	113,470	98,670	75,961

Operating expenses:
Research and development	225,375	185,481	141,135
General and administrative	44,940	39,123	27,731
Amortization of intangible assets	202	820	1,086

Total operating expenses	270,517	225,424	169,952

Loss from operations	(157,047)	(126,754)	(93,991)
Other income (expense):
Interest income and other, net	13,055	8,546	5,371
Interest expense	(3,966)	(4,981)	(6,190)
Gain on sale of businesses	36,936	—	—

Total other income (expense)	46,025	3,565	(819)

Loss before noncontrolling interest in Symphony Evolution, Inc.	(111,022)	(123,189)	(94,810)
Loss attributed to noncontrolling interest in Symphony Evolution, Inc.	24,641	21,697	10,406

Net loss	$(86,381)	$(101,492)	$(84,404)

Net loss per share, basic and diluted	$(0.87)	$(1.17)	$(1.07)

Shares used in computing basic and diluted loss per share amounts	99,147	86,602	78,810

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2004	74,995,484	$75	$569,345	$624	$(519,373)	$50,671
Net loss	—	—	—	—	(84,404)	(84,404)
Decrease in unrealized loss on available-for-sale securities	—	—	—	63	—	63
Change in accumulated translation adjustment	—	—	—	286	—	286

Comprehensive loss						(84,055)

Issuance of common stock under stock plans	909,238	—	5,505	—	—	5,505
Issuance of common stock, net of offering costs	6,500,000	8	49,608	—	—	49,616
Issuance of common stock under the GlaxoSmithKline collaboration	1,000,000	1	8,853	—	—	8,854
Issuance of warrants to Symphony Evolution Holdings, Inc.	—	—	2,842	—	—	2,842
Stock-based compensation expense	—	—	110	—	—	110

Balance at December 31, 2005	83,404,722	84	636,263	973	(603,777)	33,543
Net loss	—	—	—	—	(101,492)	(101,492)
Decrease in unrealized loss on available-for-sale securities	—	—	—	405	—	405
Change in accumulated translation adjustment, net	—	—	—	(233)	—	(233)

Comprehensive loss						(101,320)

Issuance of common stock under stock plans	1,013,998	—	8,145	—	—	8,145
Issuance of common stock, net of offering costs	11,500,000	12	90,482	—	—	90,494
Issuance of warrants to Symphony Evolution Holdings, Inc.	—	—	3,984	—	—	3,984
Exercise of Warrant	71,428		81	—	—	81
Stock-based compensation expense	—	—	17,613	—	—	17,613

Balance at December 31, 2006	95,990,148	96	756,568	1,145	(705,269)	52,540
Net loss	—	—	—	—	(86,381)	(86, 381)
Change in unrealized gains on available-for-sale securities	—	—	—	542	—	542
Change in cumulative translation adjustment	—	—	—	(1,188)	—	(1,188)

Comprehensive loss						(87,027)

Issuance of common stock under stock plans	1,754,584	2	14,508	—	—	14,510
Issuance of common stock, net of offering costs	7,000,000	7	71,883	—	—	71,890
Stock-based compensation expense	—	—	20,168	—	—	20,168

Balance at December 31, 2007	104,744,732	$105	$863,127	$499	$(791,650)	$72,081

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(86,381)	$(101,492)	$(84,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,130	16,090	16,669
Loss attributed to noncontrolling interest	(24,641)	(21,697)	(10,406)
Stock-based compensation expense	20,168	17,613	110
Amortization of intangibles	202	820	1,086
Gain on sale of plant trait business and Artemis Pharmaceuticals	(36,936)
Loss on the sale of equipment	165	18	60
Other	786	754	602
Changes in assets and liabilities:
Other receivables	17,698	(15,090)	(2,801)
Prepaid expenses and other current assets	(2,965)	(645)	(1,103)
Other assets	(175)	644	(1,022)
Accounts payable and other accrued expenses	23,658	12,164	355
Other long-term liabilities	4,433	6,015	6,479
Deferred revenue	4,119	39,467	28,014

Net cash used in operating activities	(68,739)	(45,339)	(46,361)

Cash flows from investing activities:
Purchases of investments held by Symphony Evolution, Inc.	(2,280)	(42,338)	(40,681)
Proceeds on sale of investments held by Symphony Evolution, Inc.	26,433	21,290	6,642
Purchases of property and equipment	(17,399)	(11,610)	(14,357)
Proceeds from sale of equipment	—	10	186
Proceeds on sale of plant trait business	18,000	—	—
Proceeds on sale of Artemis Pharmaceuticals, net	17,309	—	—
Change in restricted cash and investments	2,396	3,048	3,358
Proceeds from maturities of marketable securities	156,339	99,641	113,598
Purchases of marketable securities	(203,817)	(91,742)	(109,394)

Net cash used in investing activities	(3,019)	(21,701)	(40,648)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	71,890	90,482	58,468
Proceeds from exercise of stock options and warrants	8,301	3,275	1,773
Proceeds from employee stock purchase plan	3,567	2,783	2,199
Payments on capital lease obligations	—	(98)	(1,931)
Proceeds from notes payable and bank obligations	12,632	14,791	12,725
Principal payments on notes payable and bank obligations	(12,142)	(41,889)	(9,301)
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Evolution, Inc., net of fees	—	40,000	37,000

Net cash provided by financing activities	84,248	109,344	100,933

Effect of foreign exchange rates on cash and cash equivalents	(402)	(263)	(137)

Net increase in cash and cash equivalents	12,088	42,041	13,787
Cash and cash equivalents, at beginning of year	123,369	81,328	67,541

Cash and cash equivalents, at end of year	$135,457	$123,369	$81,328

Supplemental cash flow disclosure:
Cash paid for interest	$597	$2,634	$2,747
Warrants issued in conjunction with the Symphony Evolution, Inc. financing	—	3,984	2,842

The accompany notes are an integral part of these consolidated financial statements

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

Basis of Consolidation

The consolidated financial statements include the accounts of Exelixis and our wholly owned subsidiaries as well as one variable interest entity, Symphony Evolution, Inc., for which we are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). All significant intercompany balances and transactions have been eliminated. We have determined that Artemis Pharmaceuticals GmbH, our German subsidiary, is an operating segment. Selected segment information is provided in Note 2 of the Notes to the Consolidated Financial Statements.

In 2006, Exelixis adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st. Fiscal year 2006, a 52-week year, ended on December 29, 2006, fiscal year 2007, a 52-week year, ended on December 28, 2007 and fiscal year 2008, a 53-week year, will end on January 2, 2009. For convenience, references in this report as of and for the fiscal years ended December 29, 2006 and December 28, 2007 are indicated on a calendar year basis, ending December 31, 2006 and 2007, respectively.

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

Investments held by Symphony Evolution, Inc. consist of investments in money market funds. As of December 31, 2007 and 2006, we had investments held by Symphony Evolution, Inc. of $30.9 million and $55.1 million, respectively.

All marketable securities are classified as available-for-sale and are carried at fair value. We view our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified certain

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are stated at fair value based upon quoted market prices of the securities. We have classified certain investments as cash and cash equivalents or marketable securities that collateralize loan balances, however they are not restricted to withdrawal. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. Realized gains and losses, net, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

The following summarizes available-for-sale securities included in cash and cash equivalents, short-term and long-term marketable securities and restricted cash and investments as of December 31, 2007 and 2006 (in thousands):

December 31, 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$79,360	$—	$—	$79,360
Commercial paper	68,816	21	(12)	68,825
Corporate bonds	68,614	471	(12)	69,073
U.S. Government agency securities	51,977	32	(1)	52,008

Total	$268,767	$524	$(25)	$269,266

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash equivalents	$136,124	$16	$(12)	$136,128
Marketable securities	104,658	508	(13)	105,153
Long-term marketable securities	20,747	—	—	20,747
Restricted cash and investments	7,238	—	—	7,238

Total	$268,767	$524	$(25)	$269,266

December 31, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$79,745	$—	$—	$79,745
Commercial paper	102,969	24	(25)	102,968
Corporate bonds	6,115	—	(2)	6,113
U.S. Government agency securities	21,776	—	(41)	21,735

Total	$210,605	$24	$(68)	$210,561

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash equivalents	$125,826	$24	$(13)	$125,837
Marketable securities	55,571	—	(55)	55,516
Long-term marketable securities	19,573	—	—	19,573
Restricted cash and investments	9,635	—	—	9,635

Total	$210,605	$24	$(68)	$210,561

The following is a summary of the amortized cost and estimated fair value of marketable securities at December 31, 2007 by contractual maturity (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$213,656	$213,692
Mature in one to three years	55,111	55,574

Total	$268,767	$269,266

The following is a summary of the estimated fair value and aggregate unrealized losses of marketable securities at December 31, 2007 and 2006 by continuous unrealized loss position (in thousands):

December 31, 2007

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial Paper	$39,919	$(12)	$—	$—
Corporate bonds	12,195	(5)	4,003	(7)
U.S. Government agency securities	—	—	1,499	(1)

Total	$52,114	$(17)	$5,502	$(8)

December 31, 2006

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial Paper	$47,027	$(25)	$—	$—
Corporate bonds	1,571	(2)	4,043	—
U.S. Government agency securities	13,524	(41)	6,274	—

Total	$62,122	$(68)	$10,317	$—

As of December 31, 2007, unrealized losses were primarily due to changes in interest rates. Based on the scheduled maturities of our marketable securities we concluded that some of the unrealized losses in our investment securities are other-than-temporary. Accordingly, we recorded a non-cash impairment charge of $30,000 and $0.1 million in interest income and other, net, during the years ended December 31, 2007 and 2006, respectively, in order to write down the carrying value of these securities to estimated fair value.

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

Intangible Assets

Goodwill amounts have been recorded as the excess purchase price over tangible assets, liabilities and intangible assets acquired based on their estimated fair value, by applying the purchase method. Under GAAP, we evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. When evaluating goodwill for impairment we must determine the reporting units that exist within Exelixis. We determined that our reporting units are consistent with our operating segments. We have allocated goodwill to our reporting units based on the relative fair value of the reporting units. We also evaluate other intangible assets for impairment when impairment indicators are identified.

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

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments, including cash and cash equivalents and marketable securities, approximate fair value due to their short maturities. We have estimated the fair value of our long-term debt instruments using the net present value of the payments discounted at an interest rate that is consistent with our current borrowing rate for similar long-term debt. We have outstanding balances associated with our $85.0 million convertible loan with GlaxoSmithKline and our equipment lines of credit of $10.9 million and $21.9 million as of December 31, 2007. These items are described in further detail in Note 8 of the Notes to the Consolidated Financial Statements. We estimated the fair value of our convertible loan with GlaxoSmithKline to be $73.4 million and $71.4 million as of December 31, 2007 and 2006, respectively. We

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

estimated the fair value of our first equipment line of credit to be $10.4 million and $14.4 million as of December 31, 2007 and 2006, respectively, and our second line of credit, respectively, to be $20.2 million and $11.2 million as of December 31, 2007 and 2006.

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

The following table sets forth revenues recognized under our collaboration agreements that exceed 10% of total revenues during the years ending December 31, 2007, 2006 and 2005:

Collaborator	2007	2006	2005
Bristol-Myers Squibb	35%	22%	7%
GlaxoSmithKline	24%	28%	37%
Genentech	16%	6%	4%
Daiichi-Sankyo	10%	15%	1%
Wyeth Pharmaceuticals	2%	14%	0%
Genoptera	0%	0%	32%

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

Milestone payments are non-refundable and recognized as revenues over the period of the research arrangement. This typically results in a portion of the milestone being recognized at the date the milestone is achieved, which portion is equal to the applicable percentage of the research term that has elapsed at the date the milestone is achieved, and the balance being recognized over the remaining research term of the agreement. In

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

certain situations, we may receive milestone payments after the end of our period of continued involvement. In such circumstances, we would recognize 100% of the milestone revenue when the milestone is achieved.

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

Substantial portions of our preclinical studies and all of our clinical trials have been performed by third-party contract research organizations (“CROs”) and other vendors. We accrue expenses for preclinical studies performed by our vendors based on certain estimates over the term of the service period and adjust our estimates as required. We accrue costs for clinical trial activities performed by CROs based upon the estimated amount of work completed on each study. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites, and the duration for which the patients will be enrolled in the study. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms. We base our estimates on the best information available at the time. However, additional information may become available to us which will allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain, such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period first known. For example, during the quarter ended December 31, 2007, we recorded a reduction of $2.6 million to our accrued clinical trial liabilities and research and development expenses related to our XL784 clinical trial.

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

The following table sets forth potential shares of common stock that are not included in the computation of diluted net loss per share because to do so would be antidilutive for the years ended December 31:

	2007	2006	2005
Options to purchase common stock	20,718,661	17,210,626	13,157,431
Conversion of loans	11,315,160	10,769,781	13,920,556
Warrants	1,500,000	1,500,000	821,148

	33,533,821	29,480,407	27,899,135

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, if we decide to exercise our option to repurchase our product candidates XL784, XL647 and XL999 from Symphony Evolution, we may issue a substantial number of shares in satisfaction of the purchase price. The Symphony Evolution transaction is described in further detail in Note 4 of the Notes to the Consolidated Financial Statements.

Foreign Currency Translation

Exelixis’ subsidiary located in Germany operated using the local currency as the functional currency. Accordingly, all assets and liabilities of this subsidiary were translated using exchange rates in effect at the end of the period, and revenues and expenses were translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income. In November 2007, we sold 80.1% of our subsidiary located in Germany and as a result we removed from accumulated other comprehensive income the cumulative translation adjustment of $1.0 million and reported this as part of the gain on the sale of the subsidiary in 2007.

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

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Loss

Comprehensive loss represents net loss plus the results of certain stockholders’ equity changes, which are comprised of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments, not reflected in the consolidated statement of operations.

Comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net loss	$(86,381)	$(101,492)	$(84,404)
Increase in net unrealized gains on available-for-sale securities	514	331	63
Reclassification for unrealized losses on marketable securities recognized in earnings	28	74	—
(Decrease) increase in cumulative translation adjustment	(162)	(233)	286
Reclassification adjustment for the cumulative translation adjustment upon the sale of Artemis Pharmaceuticals	(1,026)	—	—

Comprehensive loss	$(87,027)	$(101,320)	$(84,055)

The components of accumulated other comprehensive income are as follows (in thousands):

	December 31,
	2007	2006	2005
Unrealized gains (losses) on available-for-sale securities	$499	$(44)	$(449)
Cumulative translation adjustment	—	1,189	1,422

Accumulated other comprehensive income	$499	$1,145	$973

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure certain assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2008. We do not believe the effect that the adoption of SFAS 157 will be material to our consolidated results of operations and financial condition.

In June 2007, the FASB also ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by us in the first quarter of fiscal 2008. We do not expect the adoption of EITF 07-3 to have a material effect on our consolidated results of operations and financial condition.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

NOTE 2. DISPOSITIONS

Sale of Plant Trait Business

On September 4, 2007 (the “Closing Date”), we entered into an asset purchase and license agreement (the “APA”) with the Dow Chemical Company (“Dow”). Under the terms of the APA, we sold to Dow a major portion of our assets used for crop trait discovery, including a facility, and granted to Dow licenses to certain other related assets and intellectual property. As consideration for these assets and licenses, Dow paid us $18.0 million and is obligated to pay an additional $4.5 million upon the first anniversary of the Closing Date. Under the APA, we have agreed to indemnify Dow and its affiliates up to a specified amount if they incur damages due to any infringement or alleged infringement of certain patents.

Concurrently with the execution of the APA, we also entered into a contract research agreement (the “CRA”) with Dow. Dow has agreed to pay up to a maximum of $24.7 million in research and development funding over the term of the CRA. The research funding will cover employee costs, facilities expenses and capital expenditures. After the Closing Date, the research and development funding to be received over the term of the CRA will be recognized as a reduction to expenses incurred by Exelixis in connection with its performance under the CRA. In order for us to perform our obligations under the CRA, we will lease at no cost the facility that Dow acquired under the APA. We are also entitled to receive additional payments of up to a maximum of $13.5 million from Dow if we achieve the development of up to three designated assets during the term of the CRA. If development of any of the three designated assets is completed, the related payment will be treated as additional proceeds from the sale of our plant trait business.

The term of the CRA is five years, unless earlier terminated. Dow may terminate the CRA if we fail to complete the development of any of the three designated assets within our respective specified research periods or if we fail to cure a material breach within specified time periods. Following our development and transfer to Dow of the second designated asset, either party may terminate the CRA upon expiration of a specified notice period. In the event that the CRA is terminated prior to the end of the term, we will receive less than the maximum amount of research and development funding described above.

The transaction was accounted for as a sale of our plant trait business. We recognized a gain of $18.8 million, net of $0.2 million in transaction costs. The gain primarily consists of a purchase price of $22.5 million, less a net book value of $0.3 million of property and equipment, $2.1 million of intangible assets (acquired patents) and the derecognition of $1.4 million of goodwill. We allocated goodwill to the disposed business based on the relative fair value of our plant trait business to Exelixis (excluding the value of the Artemis Pharmaceuticals reporting unit) on the Closing Date.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Artemis Pharmaceuticals

On November 20, 2007 (the “Closing Date”), we entered into a share sale and transfer agreement with Taconic Farms, Inc. (“Taconic”), pursuant to which Taconic acquired from Exelixis, for $19.8 million in cash, 80.1% of the outstanding share capital in our wholly-owned subsidiary, Artemis Pharmaceuticals GmbH (“Artemis “), located in Cologne, Germany. Artemis’ activities are directed toward providing transgenic mouse generation services, tools and related licenses to the industrial and academic community.

We also entered into a Shareholders’ Agreement and amended articles of association that govern the relationship between Exelixis and Taconic as shareholders of Artemis, particularly with respect to matters of corporate governance and the transfer of their respective ownership interests. The Shareholders’ Agreement provides that we may require Taconic to purchase our remaining 19.9% interest in Artemis (the “Minority Interest”) between 2010 and 2015 or in the event of a change in control of Taconic, and that Taconic may require us to sell our Minority Interest to Taconic between 2013 and 2015 or in the event of a change in control of Exelixis, in each case subject to certain conditions set forth in the shareholders’ agreement. The amended articles of association provide for the establishment of a shareholders’ committee, in which we participate based on our 19.9% ownership, to assist in the management of Artemis.

The sale of 80.1% of Artemis was accounted for as a sale of a business. We recognized a gain of $18.1 million, net of $1.6 million in transaction costs. The gain primarily consists of cash received of $19.8 million, plus $2.5 million relating to the elimination of the cumulative foreign currency translation adjustment and the elimination of net liabilities, less $0.3 million of intangible assets (acquired patents) and derecognition of $2.3 million of goodwill. As we believe we have significant influence over the operations of Artemis through our rights under the Shareholders’ Agreement and the amended articles of association, we will account for our remaining 19.9% equity interest in Artemis under the equity method of accounting. We will subsequently adjust our investment balance to recognize our share of future Artemis earnings or losses after the Closing Date. As of December 31, 2007, the carrying value of our investment in Artemis was approximately $30,000.

Artemis’ revenues and net income (loss) after the effect of all intercompany eliminations are as follows (in thousands):

	For the Year Ended December 31
	2007 (1)	2006	2005
Revenues	$11,234	$7,920	$5,773
Net income (loss)	$1,210	$(1,036)	$(619)

(1)	The revenues and net income for the year ended December 31, 2007 only include revenues through November 20, 2007, the Closing Date.

NOTE 3. RESEARCH AND COLLABORATION AGREEMENTS

Bristol-Myers Squibb

2001 Cancer Collaboration

In July 2001, we entered into a cancer collaboration agreement with Bristol-Myers Squibb. Under the terms of the collaboration, Bristol-Myers Squibb paid Exelixis a $5.0 million upfront license fee and agreed to provide Exelixis with $3.0 million per year in research funding for a minimum of three years. In December 2003, the

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

cancer collaboration was extended until January 2007, at which time Bristol-Myers Squibb elected to continue the collaboration until July 2009. The goal of the extension is to increase the total number and degree of validation of cancer targets that we will deliver to Bristol-Myers Squibb. Each company will maintain the option to obtain exclusive worldwide rights to equal numbers of validated targets arising from the collaboration. Under the terms of the extended collaboration, Bristol-Myers Squibb provided us with an upfront payment and will provide increased annual research funding and milestones on certain cancer targets arising from the collaboration that progress through specified stages of validation. We will also be entitled to receive milestones on compounds in the event of successful clinical and regulatory events and royalties on commercialized products.

LXR Collaboration

In December 2005, Exelixis entered into a collaboration agreement with Bristol-Myers Squibb, for the discovery, development and commercialization of novel therapies targeted against Liver X Receptor (“LXR”), a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. This agreement became effective in January 2006, at which time Exelixis granted Bristol-Myers Squibb an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR. During the research term, Exelixis and Bristol-Myers Squibb expect to jointly identify drug candidates that are ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by Bristol-Myers Squibb, Bristol-Myers Squibb will be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and sales/marketing activities for the selected drug candidate and we do not have rights to reacquire such drug candidates.

Under the LXR collaboration agreement, Bristol-Myers Squibb paid Exelixis a nonrefundable upfront payment in the amount of $17.5 million and is obligated to provide research and development funding of $10.0 million per year for an initial research period of two years. Bristol-Myers Squibb has the option to extend the research period for an additional one-year term. The upfront payment and the research and development funding will be recognized as revenue over the research period. Under the agreement, Bristol-Myers Squibb is required to pay us development and regulatory milestones of up to $140.0 million per product for up to two products from the collaboration. In addition, we are also entitled to receive sales milestones and royalties on any sales of products commercialized under the collaboration.

In September 2007, Bristol-Myers Squibb exercised its existing option to extend the LXR collaboration research period for an additional one-year term, through January 2009. Under the terms of the extension, Bristol-Myers Squibb is obligated to provide Exelixis research and development funding of $7.5 million during the extension period. In addition, the LXR collaboration agreement was amended to grant Bristol-Myers Squibb an option to extend the research period for an additional one-year term, which would be through January 2010. In December 2007, we received $5.0 million for achieving a development milestone.

2007 Cancer Collaboration

In December 2006, Exelixis entered into a worldwide collaboration with Bristol-Myers Squibb Company, which became effective in January 2007, to collaborate in the discovery, development and commercialization of novel targeted therapies for the treatment of cancer. Exelixis is responsible for discovery and preclinical development of small molecule drug candidates directed against mutually selected targets. In January 2007, Bristol-Myers Squibb made an upfront payment of $60.0 million to Exelixis for which we granted Bristol-Myers Squibb the right to select up to three IND candidates from six future Exelixis compounds. We are recognizing the upfront payment as revenue over the estimated four-year research term.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For each IND candidate selected Exelixis is entitled to receive a $20.0 million selection milestone from Bristol-Myers Squibb. Once selected, Bristol-Myers Squibb will lead the further development and commercialization of the selected IND candidates. In addition, we have the right to opt in to co-promote the selected IND candidates, in which case we will equally share all development costs and profits in the United States. If we opt-in, we will be responsible for 35% of all development costs related to clinical trials intended to support regulatory approval in both the United States and the rest of the world, with the remaining 65% to be paid by Bristol-Myers Squibb. This percentage ratio was intended to approximate a 50/50 split of development and commercialization costs in the United States. If we do not opt in to co-promote the selected IND candidates, we could be entitled to receive milestones and royalties in lieu of profits from sales in the United States. Outside of the United States, Bristol-Myers Squibb will have primary responsibility for development activities and we will be entitled to receive royalties on product sales. After exercising its co-development option, Bristol-Myers Squibb may, upon notice to us, terminate the agreement as to any product containing or comprising the selected candidate. In the event of such termination election, Bristol-Myers Squibb’s license relating to such product would terminate and revert to Exelixis, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize certain collaboration compounds that were discovered.

In January 2008, Bristol-Myers Squibb exercised its option to develop and commercialize compound XL139, which entitles us to a selection milestone payment of $20.0 million. In addition, we exercised our option under the collaboration agreement to co-develop and co-commercialize XL139 in the United States and share expenses and profits. We will be entitled to receive double-digit royalties on product sales outside of the United States.

Genentech

2005 Collaboration

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

MEK Collaboration

In December 2006, Exelixis entered into a worldwide co-development agreement with Genentech for the development and commercialization of XL518, a small-molecule inhibitor of MEK. Genentech paid upfront and milestone payments of $25.0 million in December 2006 and $15.0 million in January 2007 upon signing of the

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

agreement and with the submission of an IND for XL518. We expect to recognize the upfront and milestone payments as revenue over the estimated research term of three years.

Under the terms of the agreement, we are responsible for developing XL518 through the end of a phase 1 clinical study at which point Genentech has the option to co-develop XL518. If Genentech exercises its option to co-develop XL518 we will be entitled to receive an opt-in payment and we will be required to grant to Genentech an exclusive worldwide revenue-bearing license to XL518. Genentech will be responsible for all further development and development costs of XL518 and we will share equally in the U.S. commercialization costs. On an annual basis we are entitled to an initial equal share of U.S. profits and losses, which will decrease as sales increase, and we are also entitled to royalties on non-U.S. sales. Genentech has the right to terminate the agreement without cause at any time. If Genentech terminates the co-development agreement without cause, all licenses that were granted to Genentech under the agreement terminate and revert to us. Additionally, we would receive, subject to certain conditions, licenses from Genentech to research, develop and commercialize reverted product candidates.

Daiichi Sankyo Company Limited

In March 2006, Exelixis and Daiichi Sankyo Company Limited entered into a collaboration agreement for the discovery, development and commercialization of novel therapies targeted against Mineralocorticoid Receptor (“MR”), a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic diseases. Under the terms of the agreement, we granted to Daiichi-Sankyo an exclusive, worldwide license to certain intellectual property primarily relating to compounds that modulate MR. After completion of the research term, Daiichi-Sankyo will be responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds and we do not have rights to reacquire such compounds.

Daiichi-Sankyo paid us a nonrefundable upfront payment in the amount of $20.0 million and is obligated to provide research and development funding of $3.8 million over a 15-month research term through June 2007. The upfront payment and research and development funding will be recognized as revenue over the initial 15-month research term, which commenced on April 1, 2006. During June 2007, our collaboration agreement with Daiichi-Sankyo was amended to extend the research term by six months over which Daiichi-Sankyo is required to provide $1.5 million in research and development funding. In November 2007, the parties decided not to further extend the research term. For each product from the collaboration, we are also entitled to receive payments upon attainment of pre-specified development, regulatory and commercialization milestones. In addition, we are also entitled to receive royalties on any sales of certain products commercialized under the collaboration. Daiichi-Sankyo may terminate the agreement upon 90 days’ written notice in which case Daiichi-Sankyo’s payment obligations will cease, its license relating to compounds that modulate MR will terminate and revert to us, and we will receive, subject to certain terms and conditions, licenses from Daiichi-Sankyo to research, develop and commercialize compounds that were discovered under the agreement.

Wyeth Pharmaceuticals

In December 2005, Exelixis and Wyeth Pharmaceuticals, a division of Wyeth, entered into a license agreement related to compounds targeting Farnesoid X Receptor (“FXR”), a nuclear hormone receptor implicated in a variety of metabolic and liver disorders. Under the terms of the agreement, we have granted to Wyeth Pharmaceuticals an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate FXR. Wyeth Pharmaceuticals paid us a nonrefundable upfront payment in the amount of $10.0 million and we received $4.5 million in November 2006 and $2.5 million in November 2007

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

for achieving development milestones. Wyeth Pharmaceuticals is obligated to pay additional development and commercialization milestones of up to $140.5 million, as well as royalties on sales of any products commercialized by Wyeth Pharmaceuticals under the agreement. Substantially all the upfront and November 2006 milestone payments were recognized as revenue in 2006. In addition, the November 2007 milestone payment was recognized as revenue when the development milestone was achieved. Wyeth Pharmaceuticals will be responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds.

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

In May 2006, we supplied Helsinn with certain clinical trial materials in order for Helsinn to maintain enrollment in the phase 3 clinical trial for XL119. Helsinn’s acceptance of the clinical trial materials triggered a $4.0 million milestone payment, which was received and recognized as revenue in June 2006. In November 2006, Helsinn discontinued the XL119 phase 3 clinical trial program.

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

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Under the original LSA, GlaxoSmithKline provided a loan facility of up to $85.0 million for use in our efforts under the collaboration, and we borrowed $25.0 million under that agreement in December 2002, an additional $30.0 million in December 2003, and the remaining $30.0 million in December 2004. All loan amounts bear interest at a rate of 4.0% per annum and are secured by the intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest becomes due in installments, beginning on the first anniversary of the later of the: (a) completion of the development term; or (b) the end of any extension period. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions.

In January 2005, we amended the terms of our collaboration with GlaxoSmithKline. Under the amended PDA, GlaxoSmithKline selected a modified program election through which the focus of the collaboration is shifted to 12 internal programs at various stages of development (XL784, XL647, XL999, XL880, XL184, XL820, XL844, XL281, XL418, XL228 and two earlier stage oncology programs). Each program centers on compounds that are directed against one or more targets identified in the collaboration. Under the modified program, GlaxoSmithKline has the right to select from these programs up to two compounds, or three compounds if GlaxoSmithKline extends the specified development term. The amount of acceptance milestones that we receive from GlaxoSmithKline will depend on the number of compounds selected, the timing of the selection of the compounds and, for those acceptances made after the end of the original development term, whether GlaxoSmithKline extended the development term. GlaxoSmithKline retains exclusivity rights to the 32 specified targets that are encompassed by the 12 programs through the end of the specified development term, or any extension thereof by GlaxoSmithKline. After the end of the development term or any extension, GlaxoSmithKline retains exclusivity rights to a subset of these targets based on the compounds that they have

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

selected for development. We have retained rights to all compounds not encompassed by the 12 programs that are part of the collaboration with GlaxoSmithKline and may work on any targets with the exception of the 32 targets or, if applicable, a subset, subject to GlaxoSmithKline’s exclusivity rights.

In May 2005, we filed the third of three INDs required by the amended PDA to achieve a $30.0 million milestone, which we received from GlaxoSmithKline in May 2005. The revenue from this milestone is being recognized over the term of the amended PDA on a straight-line basis from January 2005 to November 2010. In return for the new $30.0 million milestone, GlaxoSmithKline will receive a $30.0 million credit and a specified reduction against the first acceptance milestone as well as a temporary reduction in the royalty rate it owes us on net sales of products developed under the collaboration. In May 2005, we submitted two new development candidates to GlaxoSmithKline, thereby triggering an additional $5.0 million milestone, which we received in May 2005. We may also receive additional development related milestones and royalties on product sales and have certain co-promotion rights to products in North America. In addition, under the amended PDA, GlaxoSmithKline agreed to provide research funding of $47.5 million over the remaining three-year term of the collaboration, all of which we have received by the end of 2007.

The terms of the amended PDA allow us to use third-party financing vehicles to fund the further clinical development of our compounds XL784, XL647 and XL999 but any such compounds developed through clinical financing vehicles continue to be subject to GlaxoSmithKline’s compound selection rights. In June 2005, we entered into a transaction to fund the clinical development of XL784, XL647 and XL999 through Symphony Evolution, a third-party financing vehicle. This is described in further detail in Note 4 of the Notes to the Consolidated Financial Statements. During 2007, XL647 and XL784 data packages were presented to GlaxoSmithKline for selection for further development and commercialization, and GlaxoSmithKline elected not to select either compound for further development. We have discontinued development of XL999.

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

In December 2007, GlaxoSmithKline exercised its option under the original PDA to exclusively license XL880 for further development and commercialization. XL880 is a small molecule compound currently being evaluated in phase 2 trials in patients with papillary renal cell carcinoma, gastric cancer and head and neck cancer. Upon antitrust clearance, GlaxoSmithKline’s selection of XL880 entitles us to the first selection milestone of $35.0 million under the terms of the original PDA. Under the terms of the amended PDA, the first selection milestone is to be reduced by up to $36.0 million as a result of a new $30.0 million milestone that GlaxoSmithKline paid to us in 2005, as described above. As a result, we will not receive a payment or recognize any revenues related to the first selection milestone that was achieved. We are also entitled to receive specific development and commercialization milestones and double-digit royalties on product sales if the compound is approved for marketing and commercialized and we will have certain co-promotion rights to XL880 in North America.

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

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

owned subsidiary of Symphony Evolution Holdings LLC (“Holdings”), which provided $40.0 million in funding to SEI at closing, and an additional $40.0 million in June 2006. We continue to be primarily responsible for the development of the Programs in accordance with specified development plans and related development budgets.

In accordance with FIN 46R, we have determined that SEI is a variable interest entity for which we are the primary beneficiary. As a result, we will include the financial condition and results of operations of SEI in our consolidated financial statements. Accordingly, we have deducted the losses attributable to the noncontrolling interest in SEI from our net loss in the consolidated statement of operations and we have also reduced the noncontrolling interest holders’ ownership interest in SEI in the consolidated balance sheet by SEI’s losses. The noncontrolling interest holders’ ownership in the consolidated balance sheet was $13.4 million as of December 31, 2007. Once SEI’s losses are in excess of the noncontrolling interest holders’ ownership, SEI’s losses will no longer be deducted from our net losses. For the years ended December 31, 2007, 2006 and 2005, the losses attributed to the noncontrolling interest holders were $24.6 million, $21.7 million and $10.4 million, respectively. We also reduced the noncontrolling interest holders’ ownership interest in SEI in the consolidated balance sheet by: (i) a $3.0 million structuring fee that we incurred in connection with the closing of the SEI transaction, (ii) a $2.8 million value assigned to the warrants that were issued to Holdings upon closing, and (iii) a $4.0 million value assigned to the warrants that were issued to Holdings in June 2006.

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

Pursuant to the agreements, we issued to Holdings a five-year warrant to purchase 750,000 shares of our common stock at $8.90 per share in June 2005. We issued an additional five-year warrant to purchase 750,000 shares of our common stock at $8.90 per share in connection with the additional $40.0 million in funding in June 2006. In addition, if the Purchase Option expires unexercised at June 9, 2009, we are obligated to issue to Holdings an additional warrant to purchase 500,000 shares of our common stock at a price per share equal to 125% of the market price of our common stock at the time of expiration of the Purchase Option, with a five-year term. The warrants issued upon closing were assigned a value of $2.8 million and the warrants issued in June 2006 were assigned a value of $4.0 million in accordance with the Black-Scholes option valuation methodology and we recorded these values as a reduction to the noncontrolling interest in SEI. Pursuant to the agreements, we have no further obligation beyond the items described above and we have no obligation to the creditors of SEI as a result of our involvement with SEI.

The Programs were subject to our collaboration with GlaxoSmithKline, and GlaxoSmithKline had the option to select at proof-of-concept for further development one or more of the Programs licensed to SEI, in which case we would have been required to repurchase the Programs through the exercise of our Purchase Option. During 2007, XL647 and XL784 data packages were presented to GlaxoSmithKline for selection for further development and commercialization, and GlaxoSmithKline elected not to select either compound for further development. In December 2007, we discontinued the development of XL999.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5. RELATED PARTY TRANSACTIONS

For the year ended, December 31, 2005, we recognized revenues of $24.0 million under a collaboration agreement with Bayer through our joint venture with Genoptera. The $24.0 million recognized was primarily related to the recognition of $21.1 million in revenues from the acceleration of upfront payments, milestones and a termination payment associated with the termination of our Genoptera collaboration.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Laboratory equipment	$66,974	$63,490
Computer equipment and software	21,027	17,890
Furniture and fixtures	4,577	5,182
Leasehold improvements	22,593	21,817
Construction-in-progress	2,357	1,264

	117,528	109,643
Less accumulated depreciation and amortization	(82,864)	(77,349)

	$34,664	$32,294

For the years ended December 31, 2007, 2006 and 2005, we recorded depreciation expense of $13.7 million, $15.3 million and $13.9 million, respectively.

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

As part of our business disposals in 2007, we sold the technology, patents and core technology related to these businesses. As a result, at December 31, 2007 we had no recorded intangible assets, apart from goodwill. The components of our intangible assets as of December 31, 2006 were as follows (in thousands):

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$1,240	$(1,240)	$—
Patents and core technology	4,323	(1,718)	2,605
Assembled workforce	1,100	(1,100)	—

Total	$6,663	$(4,058)	$2,605

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8. DEBT

Our debt consists of the following (in thousands):

	December 31,
	2007	2006
GlaxoSmithKline convertible loans	$85,000	$85,000
Bank equipment lines of credit	36,514	36,653

	121,514	121,653
Less: current portion	(15,767)	(13,579)

Long-term debt	$105,747	$108,074

Under the LSA executed in connection with the GlaxoSmithKline collaboration, GlaxoSmithKline provided a loan facility of up to $85.0 million for use in our efforts under the collaboration. We borrowed $25.0 million under that agreement in December 2002, an additional $30.0 million in December 2003 and the remaining $30.0 million in 2004. All loan amounts bear interest at a rate of 4.0% per annum and are secured by the intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest becomes due in installments, beginning on the first anniversary of the later of the: (a) completion of the development term; or (b) the end of any extension period. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of Exelixis’ common stock at fair market value, subject to certain conditions. This loan facility also contains financial covenants pursuant to which our working capital (the amount by which our current assets exceed our current liabilities as defined by the agreement) must not be less than $25.0 million and our cash and investments (total cash and cash equivalents and investments as defined by the agreement, which excludes restricted cash and investments) must not be less than $50.0 million. As of December 31, 2007, we were in compliance with these covenants.

In May 2002, we entered into a loan and security agreement with a bank for an equipment line of credit of up to $16.0 million with a draw down period of one year. Each draw on the line of credit has a payment term of 48 months and bears interest at the bank’s published prime rate. We extended the draw down period on the line-of-credit for an additional year in June 2003 and increased the principal amount of the line of credit from $16.0 million to $19.0 million in September 2003. This equipment line of credit was fully drawn as of December 31, 2004. This line of credit was fully paid off as of December 31, 2007 and had an outstanding balance as of December 31, 2006 of $1.6 million.

In December 2004, we entered into a loan modification agreement #1 to the loan and security agreement originally entered into in May 2002. The terms associated with the original $16.0 million line of credit under the May 2002 agreement were not modified. The loan modification agreement provides for an additional equipment line of credit in the amount of up to $20.0 million with a draw down period of one year. Pursuant to the terms of the modified agreement, we were required to make interest only payments through February 2006 at an annual rate of 0.70% on all outstanding advances. Beginning in March 2006, we are required to make 48 equal monthly installment payments of principal plus accrued interest, at an annual rate of 0.70%. The loan facility is secured by a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. As of December 31, 2007, the collateral balance was $11.8 million, and we recorded this amount in the accompanying consolidated balance sheet as cash and cash equivalents and long-term marketable securities as the deposit account is not restricted as to withdrawal. This equipment line of credit was fully drawn as of December 31, 2006. The outstanding obligation under the line of credit as of December 31, 2007 and 2006 was $10.9 million and $15.5 million, respectively.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2006, we entered into a loan modification agreement #2 to the loan and security agreement originally entered into in May 2002. The terms associated with the original line of credit under the May 2002 agreement and December 2004 loan modification agreement were not modified. The December 2006 loan modification agreement provides for an additional equipment line of credit in the amount of up to $25.0 million with a draw down period of approximately one year. Each advance must be repaid in 48 equal, monthly installments of principal, plus accrued interest, at an annual rate of 0.85% fixed and is subject to a prepayment penalty of 1.0%. The loan facility is secured by a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. This equipment line of credit was fully drawn as of December 31, 2007. The collateral balance of $22.5 million was recorded in the accompanying consolidated balance sheet as cash and cash equivalents and marketable securities as the deposit account is not restricted as to withdrawal. The outstanding obligation under the line of credit as of December 31, 2007 and 2006 was $21.9 million and $12.4 million, respectively.

In December 2007, we entered into a loan modification agreement #3 to the loan and security agreement originally entered into in May 2002. The terms associated with the original line of credit under the May 2002 agreement and the subsequent loan modifications were not modified. The December 2007 loan modification agreement provides for an additional equipment line of credit in the amount of up to $30.0 million with a draw down period of approximately 2 years. Each advance must be repaid in 48 equal, monthly installments of principal, plus accrued interest, at an annual rate of 0.75% fixed. The loan facility requires security in the form of a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. As of December 31, 2007 we had not drawn down from this equipment line of credit, and, as a result, there was no collateral balance and no outstanding obligation under this line of credit as of December 31, 2007.

In December 2003, we entered into a credit agreement with a bank for an equipment line of credit of up to $15.0 million with a draw down period of one year. During the draw down period, we made interest only payments on outstanding balances. At the end of the draw down period, the outstanding balance converted to a 48-month term loan. The outstanding principal balance bears interest at LIBOR plus 0.625% (5.875% at December 31, 2007). This equipment line of credit had been fully drawn as of December 31, 2004. Of the $15.0 million draw down, $1.6 million was in the form of an irrevocable stand by letter of credit. This letter of credit is in lieu of a security deposit for one of our South San Francisco facilities. Pursuant to the terms of the line of credit, we are required to maintain a securities account at the bank equal to at least 100% of the outstanding principal balance. As of December 31, 2007, the collateral balance was $5.2 million, and we recorded this amount in the balance sheet as restricted cash and investments as the securities are restricted as to withdrawal. The outstanding obligation under the line of credit as of December 31, 2007 and 2006 was $3.6 million and $7.0 million, respectively.

Aggregate future principal payments of our total long-term debt as of December 31, 2007 are as follows (in thousands):

Year Ending December 31,
2008	$15,767
2009	39,302
2010	34,612
2011	31,833

121,514
Less current portion	(15,767)

$105,747

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9. COMMON STOCK AND WARRANTS

Stock Repurchase Agreements

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

Warrants

We have granted warrants to purchase shares of capital stock to SEI in connection with our financing transaction. At December 31, 2007, the following warrants to purchase common stock were outstanding and exercisable:

Date Issued	Exercise Price per Share	Expiration Date	Number of Shares
June 9, 2005	$8.90	June 9, 2010	750,000
June 9, 2006	$8.90	June 9, 2011	750,000

			1,500,000

Reserved Shares

At December 31, 2007, common stock reserved for future issuance is as follows:

Outstanding common stock options	20,718,661
Common stock available for future grant under our stock option plans	12,687,767
Common stock available for future grant under the 401(k) plan	72,371
Common stock issuable upon conversion of loans	11,315,160
Common stock available for future grant under the 2000 Employee Stock Purchase Plan	1,082,742
Warrants	1,500,000

47,376,701

NOTE 10. EMPLOYEE BENEFIT PLANS

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

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Stock Purchase Plan

In January 2000, we adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each six month purchase period. Compensation expense related to our ESPP was $1.3 million and $0.9 million for 2007 and 2006, respectively. As of December 31, 2007, we had 1.1 million shares available for grant under our ESPP. We issued 411,121 shares, 376,544 shares, and 377,322 shares of common stock during 2007, 2006, and 2005, respectively, pursuant to the ESPP at an average price per share of $8.68, $7.42, and $5.83, respectively.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, we generally recognized compensation expense only when we granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term. Also, we provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to our stock-based compensation.

The following table illustrates the effect on net loss and loss per share for the year ended December 31, 2005, had we applied the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts):

Net loss:
As reported	$(84,404)
Add: Stock-based employee compensation expense (reversal) included in reported net loss	(5)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(11,912)

Pro forma	$(96,321)

Net loss per share (basic and diluted):
As reported	$(1.07)

Pro forma	$(1.22)

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We adopted Statement SFAS 123R effective January 1, 2006, which requires the recognition of stock-based compensation at fair value in our consolidated statements of operations. We adopted SFAS 123R under the modified prospective method. Under the modified prospective method, we recorded compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated using the Black-Scholes option pricing model. We recognize compensation expense on a straight-line basis over the requisite service period. We recognize stock-based compensation expense net of estimated forfeitures in order to only recognize the expense for the shares expected to vest over the requisite service period of the award, which is generally the option vesting term of four years.

Employee stock-based compensation expense under SFAS 123R was allocated as follows (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006
Research and development expense	$11,547	$11,170
General and administrative expense	7,306	6,278

Total employee stock-based compensation expense	$18,853	$17,448

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

	Stock Options
	2007	2006	2005
Weighted average grant-date fair value	$5.26	$5.26	$5.67
Risk-free interest rate	4.36%	4.42%	4.25%
Dividend yield	0%	0%	0%
Volatility	59%	64%	66%
Expected life	4.9 years	4.7 years	6.2 years

	ESPP
	2007	2006	2005
Weighted average grant-date fair value	$3.29	$2.72	$2.24
Risk-free interest rate	4.49%	4.69%	2.74%
Dividend yield	0%	0%	0%
Volatility	53%	53%	56%
Expected life	6 months	6 months	6 months

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of all option activity was as follows for the following fiscal years ended December 31:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2004	11,533,855	$11.74
Granted	3,869,375	8.78
Exercised	(302,264)	5.80
Cancelled	(1,943,535)	13.53

Options outstanding at December 31, 2005	13,157,431	10.73
Granted	5,441,225	9.40
Exercised	(426,221)	7.46
Cancelled	(961,809)	11.73

Options outstanding at December 31, 2006	17,210,626	10.34
Granted	5,667,880	9.69
Exercised	(1,087,031)	7.64
Cancelled	(1,072,814)	10.01

Options outstanding at December 31, 2007	20,718,661	$10.32	6.9 years	$6,114,649

Exercisable at December 31, 2007	10,890,931	$11.11	5.6 years	$5,819,568

At December 31, 2007, a total of 12,687,767 shares were available for grant under our stock option plans.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2007 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. Total intrinsic value of options exercised was $3.4 million, $1.3 million and $0.4 million for 2007, 2006 and 2005, respectively. Total fair value of employee options vested and expensed in 2007 and 2006 was $17.5 million and $16.5 million respectively. In addition, we recognized stock- based compensation expense of $1.3 million, $0.2 million and $0.1 million relating to nonemployees in 2007, 2006 and 2005, respectively.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Outstanding and Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable	Weighted Average Exercise Price
$0.27 - $ 7.75	2,251,797	5.58	$6.62	2,124,582	$6.58
$7.76 - $ 8.85	1,347,658	6.16	8.10	1,113,619	8.01
$8.86 - $ 8.90	2,474,576	7.06	8.90	1,273,766	8.90
$8.92 - $ 8.99	2,048,132	7.35	8.96	969,132	8.94
$9.00 - $ 9.00	2,607,590	8.53	9.00	114,265	9.00
$9.04 - $ 9.42	2,899,918	7.74	9.41	1,397,163	9.41
$9.50 - $ 9.91	2,390,677	8.94	9.77	498,534	9.55
$9.94 - $ 12.31	2,096,709	7.61	11.09	798,266	11.15
$12.63 - $ 18.97	2,094,888	3.26	16.03	2,094,888	16.03
$19.29 - $ 47.00	506,716	2.64	32.92	506,716	32.92

	20,718,661	6.93	$10.32	10,890,931	$11.11

We had 9.2 million stock options exercisable with a weighted average exercise price of $11.35 at December 31, 2006 and 8.6 million stock options exercisable with a weighted average exercise price of $11.72 at December 31, 2005.

As of December 31, 2007, $45.9 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.7 years. Cash received from option exercises and purchases under the ESPP in 2007 and 2006 was $11.8 million and $6.0 million respectively.

401(k) Plan

We sponsor a 401(k) Retirement Plan whereby eligible employees may elect to contribute up to the lesser of 20% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) Plan permits Exelixis to make matching contributions on behalf of all participants. Beginning in 2002, we matched 50% of the first 4% of participant contributions into the 401(k) Plan in the form of Exelixis stock. We recorded expense of $0.8 million, $0.6 million and $0.6 million related to the stock match for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 11. INCOME TAXES

We have incurred net losses since inception and, consequently, we have not recorded any U.S. federal or state income taxes. We have recorded no income tax provision for the years ended December 31, 2007 and 2006.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our net loss includes the following components (in thousands):

	Year Ending December 31,
	2007	2006	2005
Domestic	$(87,980)	$(102,136)	$(83,937)
Foreign	1,599	644	(467)

Total	$(86,381)	$(101,492)	$(84,404)

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying consolidated statement of operations is as follows (in thousands):

	Year Ending December 31,
	2007	2006	2005
U.S. federal taxes (benefit) at statutory rate	$(29,369)	$(34,507)	$(28,697)
Unutilized net operating losses	26,109	32,296	27,849
Stock based compensation	3,165	2,717	37
Other	95	(506)	811

Total	$—	$—	$—

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Our deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$244,670	$213,920
Tax credit carryforwards	59,110	43,860
Capitalized research and development costs	5,290	6,510
Deferred revenue	12,920	18,060
Accruals and reserves not currently deductible	2,460	6,600
Book over tax depreciation	2,240	3,480
Amortization of deferred stock compensation – non-qualified	7,870	3,830

Total deferred tax assets	334,560	296,260
Valuation allowance	(334,540)	(295,220)

Net deferred tax assets	20	1,040
Deferred tax liabilities:
Other identified intangible assets	(20)	(1,040)

Net deferred taxes	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $39.3 million, $45.4 million, and $44.8 million during 2007, 2006 and 2005, respectively.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, approximately $51.3 million of the valuation allowance was attributable to acquisition-related items that if and when realized in future periods, will first reduce the carrying value of goodwill, then other long-lived intangible assets of our acquired subsidiaries and then income tax expense.

At December 31, 2007, we had federal net operating loss carryforwards of approximately $655.0 million, which expire in the years 2008 through 2027 and federal research and development tax credits of approximately $46.4 million which expire in the years 2010 through 2026. We also had net operating loss carryforwards for California of approximately $357.0 million, which expire in the years 2010 through 2016 and California research and development tax credits of approximately $15.8 million which have no expiration.

Under the Internal Revenue Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by us on January 1, 2007.

We had $20.3 million of unrecognized tax benefits as of January 1, 2007. The following table summarizes the activity related to our unrecognized tax benefits for the year ending December 31, 2007 (in thousands):

Year Ending December 31, 2007
Balance at January 1, 2007	$20,282
Increase relating to current year provision	6,363

Ending Balance at December 31, 2007	$26,645

All of our deferred tax assets are subject to a valuation allowance. Further, there were no accrued interest or penalties related to tax contingencies. Any tax-related interest and penalties would be included in income tax expense in the consolidated statements of operations. We do not anticipate that the amount of unrecognized tax benefits existing as of December 31, 2007 will significantly decrease over the next 12 months. Because of our net operating loss position, all federal and state income tax returns from 1995 forward are subject to tax authority examination.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12. COMMITMENTS

Leases

We lease office and research space and certain equipment under operating leases that expire at various dates through the year 2018. Certain operating leases contain renewal provisions and require us to pay other expenses. In 2007, we entered into a new lease agreement to lease an additional 66,000 square feet in South San Francisco, California that is estimated to commence in May 2008 and expires in 2015. Under the terms of this lease, we have the right to rent all of the remaining 62,393 rentable square feet of the building. This expansion right expires on December 31, 2008. If we exercise our right to lease the entire building, we will have the option to extend the Lease for an additional ten years. Aggregate future minimum lease payments under operating leases are as follows (in thousands):

Year Ending December 31,	Operating Leases
2008	$16,600
2009	16,899
2010	17,958
2011	18,188
2012	18,524
Thereafter	83,847

$172,016

The following is a summary of aggregate future minimum lease payments under operating leases at December 31, 2007 by material operating lease agreements (in thousands):

	Original Term (Expiration)	Renewal Option	Future Minimum Lease Payment
Building Lease #1	May 2017	2 additional periods of 5 years	$102,287
Building Lease #2	July 2018	1 additional period of 5 years	44,669
Building Lease #3	May 2015	1 additional period of 3 years	23,529
Other Building Leases			1,531

Total			$172,016

Rent expense under operating leases was $16.7 million, $16.0 million and $14.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Letter of Credit and Restricted Cash

We entered into two standby letters of credit in May 2007 with a bank for a combined value of $0.9 million, which is related to our workers compensation insurance policy. As of December 31, 2007, the full amount of the letters of credit was still available. As part of a purchasing card program with a bank we initiated during 2007, we were required to provide collateral of $1.1 million in the form of a non-interest bearing certificate of deposit. As of December 31, 2007, we recorded these amounts in the accompanying consolidated balance sheet as restricted cash and investments as the securities are restricted as to withdrawal.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Licensing Agreements

We have entered into several licensing agreements with various universities and institutions under which we obtained exclusive rights to certain patent, patent applications and other technology. Aggregate minimum future payments pursuant to these agreements are as follows (in thousands):

Year Ending December 31,
2008	$1,291
2009	230
2010	17
2011	5
2012	—
Thereafter	—

$1,543

In addition to the payments summarized above, we are required to make royalty payments based upon a percentage of net sales of any products or services developed from certain of the licensed technologies and milestone payments upon the occurrence of certain events as defined by the related agreements. During 2005, we made a royalty payment of $1.8 million as a result of the Genentech collaboration we entered into in May 2005. No milestone payments have been paid during 2007, 2006, or 2005.

In January 2008, Bristol-Myers Squibb exercised its option to develop and commercialize compound XL139. In addition, we exercised our option under the collaboration agreement to co-develop and co-commercialize XL139 in the United States. Due to our election to co-develop and co-commercialize XL139, we will be required to pay 35% of the worldwide development expenses. See Note 3 of the Notes to the Consolidated Financial Statements for further information concerning this collaboration.

Indemnification Agreements

Related to the sale of our plant trait business we have agreed to indemnify the purchaser and its affiliates up to a specified amount if they incur damages due to any infringement or alleged infringement of certain patents. We have certain collaboration licensing agreements, which contain standard indemnification clauses. Such clauses typically indemnify the customer or vendor for an adverse judgment in a lawsuit in the event of our misuse or negligence. We consider the likelihood of an adverse judgment related to an indemnification agreement to be remote. Furthermore, in the event of an adverse judgment, any losses under such an adverse judgment may be substantially offset by corporate insurance.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	2007 Quarter Ended
	March 31,	June 30,	September 30, (1)	December 31, (2)
Total revenues	$28,136	$29,259	$26,825	$29,250
Loss from operations	(33,357)	(38,302)	(42,626)	(42,762)
Net loss	(24,201)	(28,562)	(13,696)	(19,922)
Basic and diluted net loss per share	$(0.25)	$(0.29)	$(0.14)	$(0.19)

	2006 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenues	$18,119	$27,240	$23,540	$29,771
Loss from operations	(31,057)	(30,383)	(31,561)	(33,753)
Net loss	(27,123)	(23,990)	(25,197)	(25,182)
Basic and diluted net loss per share	$(0.32)	$(0.29)	$(0.30)	$(0.27)

(1)	In September 2007, we sold our plant trait business to Agrigenetics, and, as a result, we recognized a gain of $18.8 million in total other income.
(2)	In November 2007, we sold 80.1% of our German subsidiary, Artemis Pharmaceuticals, and, as a result, we recognized a gain of $18.1 million in total other income. In addition, the quarter ended December 31, 2007, we recorded a change in estimate of $2.6 million to reduce our accrued clinical trial liabilities and research and development expenses related to our XL784 clinical trial.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of the end of the company’s 2007 fiscal year, management conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the company’s internal control over financial reporting as of December 31, 2007 was effective.

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

The independent registered public accounting firm, Ernst & Young LLP has issued an attestation report on our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Exelixis, Inc

We have audited Exelixis, Inc.’s internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Exelixis, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Exelixis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Exelixis, Inc. as of December 28, 2007 and December 29, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2007 of Exelixis, Inc. and our report dated February 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

February 13, 2008

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

The information required by this item, other than with respect to our Code of Ethics, is incorporated by reference to Exelixis’ Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 28, 2007.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct and Ethics is posted on our website at www.exelixis.com under the caption “Investors.”

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of the Nasdaq Stock Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Exelixis’ Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 28, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than with respect to Equity Compensation Plan Information, is incorporated by reference to Exelixis’ Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 28, 2007.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2007 with respect to all of Exelixis’ equity compensation plans in effect as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2000 Equity Incentive Plan[1]	19,821,572	$10.28	10,336,209
2000 Non-Employee Directors’ Stock Option Plan[2]	635,000	11.36	2,054,715
2000 Employee Stock Purchase Plan[3]	—	—	1,082,742
1994 & 1997 Equity Incentive Plan[4]	209,244	9.95	—
1997 Agritope Stock Award Plan[5]	52,845	15.11	296,844
Equity compensation plans not approved by stockholders:
None	—	—	—

Total	20,718,661	$10.32	13,770,510

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

Information required by this item is incorporated by reference to Exelixis’ Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended December 28, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to Exelixis’ Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended December 28, 2007.

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

(3) The items listed on the Index to Exhibits on pages 105 through 110 are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on February 25, 2008.

EXELIXIS, INC.

By:	/S/ GEORGE A. SCANGOS, PH.D.
George A. Scangos, Ph.D.
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints GEORGE A. SCANGOS, JAMES B. BUCHER and FRANK KARBE, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ GEORGE A. SCANGOS George A. Scangos, Ph.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2008

/S/ FRANK KARBE Frank Karbe	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2008

/S/ STELIOS PAPADOPOULOS Stelios Papadopoulos, Ph.D.	Chairman of the Board	February 25, 2008

/S/ CHARLES COHEN Charles Cohen, Ph.D.	Director	February 25, 2008

/S/ CARL B. FELDBAUM Carl B. Feldbaum, Esq.	Director	February 25, 2008

/S/ ALAN M. GARBER Alan M. Garber, M.D., Ph.D.	Director	February 25, 2008

/S/ VINCENT MARCHESI Vincent Marchesi, M.D., Ph.D.	Director	February 25, 2008

Signatures	Title	Date

/S/ FRANK MCCORMICK Frank McCormick, Ph.D.	Director	February 25, 2008

/S/ GEORGE POSTE George Poste, D.V.M., Ph.D.	Director	February 25, 2008

/S/ LANCE WILLSEY Lance Willsey, M.D.	Director	February 25, 2008

/S/ JACK L. WYSZOMIERSKI Jack L. Wyszomierski	Director	February 25, 2008

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated September 27, 2004, by and among Exelixis, Inc., XBO Acquisition Corp., and X-Ceptor Therapeutics, Inc. (1)

2.2**	Asset Purchase and License Agreement, dated as of September 4, 2007, by and among Agrigenetics, Inc., Mycogen Corporation, Exelixis Plant Sciences, Inc., Agrinomics, LLC and Exelixis, Inc. (28)

2.3**	Share Sale and Transfer Agreement, dated November 20, 2007, by and between Taconic Farms, Inc. and Exelixis, Inc.

3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc. (2)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc. (3)

3.3	Amended and Restated Bylaws of Exelixis, Inc. (30)

4.1	Specimen Common Stock Certificate. (2)

4.2	Form of Warrant, dated June 9, 2005, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC. (5)

4.3	Form of Warrant, dated June 13, 2006, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC. (6)

4.4*	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC. (5)

4.5	Fourth Amended and Restated Registration Rights Agreement, dated February 26, 1999, among Exelixis, Inc. and certain Stockholders of Exelixis, Inc. (2)

4.6	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto. (7)

4.7	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto. (7)

4.8*	Registration Rights Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC. (5)

10.1	Form of Indemnity Agreement. (2)

10.2†	1994 Employee, Director and Consultant Stock Plan. (2)

10.3†	1997 Equity Incentive Plan. (2)

10.4†	2000 Equity Incentive Plan. (26)

10.5†	2000 Non-Employee Directors’ Stock Option Plan.

10.6†	2000 Employee Stock Purchase Plan. (8)

10.7†	Agritope, Inc. 1997 Stock Award Plan. (9)

10.8†	Form of Stock Option Agreement under the 2000 Non-Employee Directors’ Stock Option Plan. (10)

Exhibit Number	Description

10.9†	Form of Stock Option Agreement under the 2000 Equity Incentive Plan (early exercise permissible). (10)

10.10†	Form of Stock Option Agreement under the 2000 Equity Incentive Plan (early exercise may be restricted). (4)

10.11†	Employment Agreement, dated September 13, 1996, between George Scangos, Ph.D. and Exelixis, Inc. (2)

10.12†	Offer Letter Agreement, dated June 18, 2001, between Jeffrey R. Latts, M.D. and Exelixis, Inc. (3)

10.13†	Consulting Agreement, effective as of January 12, 2007, between Exelixis, Inc. and Jeffrey Latts. (30)

10.14†	Offer Letter Agreement, dated February 3, 2000, between Michael Morrissey, Ph.D., and Exelixis, Inc. (3)

10.15†	Offer Letter Agreement, dated November 20, 2003, between Frank Karbe and Exelixis, Inc. (3)

10.16†	Offer Letter Agreement, dated March 27, 2000, between Pamela Simonton, J.D., L.L.M. and Exelixis, Inc. (11)

10.17†	Offer Letter Agreement, dated June 20, 2006, between Exelixis, Inc. and Gisela M. Schwab, M.D. (12)

10.18†	Compensation Information for the Company’s Named Executive Officers. (13)

10.19†	Compensation Information for Non-Employee Directors.

10.20†	Exelixis, Inc. Change in Control and Severance Plan. (14)

10.21*	Amended and Restated Cancer Collaboration Agreement, dated as of December 15, 2003, by and between Exelixis, Inc. and Bristol-Myers Squibb Company. (15)

10.22*	Product Development and Commercialization Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (16)

10.23*	First Amendment to the Product Development and Commercialization Agreement, dated as of January 10, 2005, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (11)

10.24*	Stock Purchase and Stock Issuance Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (16)

10.25	First Amendment to the Stock Purchase and Stock Issuance Agreement, dated as of January 10, 2005, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (11)

10.26*	Loan and Security Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (16)

10.27	Second Amendment to the Loan and Security Agreement, dated as of September 20, 2004, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (17)

10.28*	Third Amendment to the Loan and Security Agreement, dated as of January 10, 2005, by and between SmithKlineBeecham Corporation and Exelixis, Inc. (11)

10.29*	Collaboration Agreement, dated May 31, 2005, between Exelixis, Inc. and Genentech, Inc. (5)

10.30*	License Agreement, dated June 10, 2005, between Exelixis, Inc. and Helsinn Healthcare, S.A. (5)

Exhibit Number	Description

10.31*	Novated and Restated Technology License Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution, Inc. (5)

10.32*	Amended and Restated Research and Development Agreement, dated June 9, 2005, among Exelixis, Inc., Symphony Evolution, Inc. and Symphony Evolution Holdings LLC. (5)

10.33*	Purchase Option Agreement, dated June 9, 2005, among Exelixis, Inc., Symphony Evolution Holdings LLC and Symphony Evolution, Inc. (5)

10.34	Amendment No. 1, dated December 14, 2006, to the Purchase Option Agreement, dated June 9, 2005, among Exelixis, Inc., Symphony Evolution Holdings, LLC and Symphony Evolution, Inc. (18)

10.35*	Collaboration Agreement, dated December 5, 2005, between Exelixis, Inc. and Bristol-Myers Squibb Company. (19)

10.36**	Letter, dated August 20, 2007, relating to Notice under and Amendment to the Collaboration Agreement, dated December 5, 2005, between Exelixis, Inc. and Bristol-Myers Squibb Company. (27)

10.37*	License Agreement, December 21, 2005, between Exelixis, Inc. and Wyeth Pharmaceuticals Division. (19)

10.38*	Collaboration Agreement, dated March 20, 2006, between Exelixis, Inc. and Sankyo Company, Limited. (20)

10.39**	First Amendment, dated June 5, 2007, to Collaboration Agreement, dated March 20, 2006, between Exelixis, Inc. and Daiichi Sankyo Company Limited (formerly known as Sankyo Company Limited). (26)

10.40*	Collaboration Agreement, dated December 15, 2006, between Exelixis, Inc. and Bristol-Myers Squibb Company. (30)

10.41**	Amendment No. 1, dated January 11, 2007, to the Collaboration Agreement, dated December 15, 2006, between Exelixis, Inc. and Bristol-Myers Squibb Company. (27)

10.42*	Collaboration Agreement, dated December 22, 2006, between Exelixis, Inc. and Genentech, Inc. (30)

10.43	Lease, dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc. (2)

10.44	First Amendment to Lease, dated March 29, 2000, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc. (21)

10.45	Lease Agreement, dated May 24, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc. (3)

10.46	Second Amendment to Lease, dated July 20, 2004, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc. (3)

10.47	Lease agreement, dated May 27, 2005, between Exelixis, Inc. and Britannia Pointe Grand Limited Partnership. (22)

10.48	Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc. (31)

10.49	Loan Modification Agreement, dated December 21, 2004, between Silicon Valley Bank and Exelixis, Inc. (23)

Exhibit Number	Description

10.50	Amendment No. 7, dated December 21, 2006, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc. (24)

10.51	Amendment No. 8, dated December 21, 2007, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc. (28)

10.52**	Contract Research Agreement, dated as of September 4, 2007, by and among Agrigenetics, Inc., Mycogen Corporation, Exelixis Plant Sciences, Inc. and Exelixis, Inc. (27)

10.53	Lease Agreement, dated September 14, 2007, between ARE-San Francisco No. 12, LLC and Exelixis, Inc. (27)

10.54**	Shareholders’ Agreement, dated November 20, 2007, by and between Taconic Farms, Inc. and Exelixis, Inc.

21.1	Subsidiaries of Exelixis, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on signature page).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1‡	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Management contract or compensatory plan.

±	The reference to shares has been adjusted to reflect the reverse stock split which occurred in April 2000.

*	Confidential treatment granted for certain portions of this exhibit.

**	Confidential treatment requested for certain portions of this exhibit.

‡	This certification accompanies this Annual Report on Form 10-K, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

1.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 28, 2004 and incorporated herein by reference.

2.	Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-1 (File No. 333-96335), as filed with the Securities and Exchange Commission on February 7, 2000, as amended, and incorporated herein by reference.

3.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 5, 2004 and incorporated herein by reference.

4.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2004 and incorporated herein by reference.

5.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005 and incorporated herein by reference.

6.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2006 and incorporated herein by reference.

7.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 21, 2004 and incorporated herein by reference.

8.	Filed as an Appendix to Exelixis, Inc.’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on March 18, 2005 and incorporated herein by reference.

9.	Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-8 (File No. 333-52434), as filed with the Securities Exchange Commission on December 21, 2000 and incorporated herein by reference.

10.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 8, 2004 and incorporated herein by reference.

11.	Filed as an Exhibit to Exelixis, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005 and incorporated herein by reference.

12.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2006 and incorporated herein by reference.

13.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 12, 2007 and incorporated herein by reference.

14.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2005 and incorporated herein by reference.

15.	Filed as an Exhibit to Exelixis, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on February 20, 2004, as amended, and incorporated herein by reference.

16.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 8, 2002 and incorporated herein by reference.

17.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2004 and incorporated herein by reference.

18.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2006 and incorporated herein by reference.

19.	Filed as an Exhibit to Exelixis, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 9, 2006 and incorporated herein by reference.

20.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 9, 2006 and incorporated herein by reference.

21.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities Exchange Commission on May 15, 2000 and incorporated herein by reference.

22.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 27, 2005 and incorporated herein by reference.

23.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2004 and incorporated herein by reference.

24.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 27, 2006 and incorporated herein by reference.

25.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007, filed with the Securities Exchange Commission on May 3, 2007 and incorporated herein by reference.

26	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007, filed with the Securities Exchange Commission on August 7, 2007 and incorporated herein by reference.

27.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007, filed with the Securities Exchange Commission on November 5, 2007 and incorporated herein by reference.

28.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 26, 2007 and incorporated herein by reference.

29.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 4, 2007 and incorporated herein by reference.

30.	Filed as an Exhibit to Exelixis, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006, filed with the Securities and Exchange Commission on February 27, 2007 and incorporated herein by reference.

31.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities Exchange Commission on August 6, 2002 and incorporated herein by reference.