Form 10-Q
period 2008-03-28
EXELIXIS INC
filed 2008-05-06
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 25, 2008 there were 105,111,496 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2008

INDEX

Part I. Financial Information

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets - March 31, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

Part II. Other Information

Item 1A.	Risk Factors	20

Item 6.	Exhibits	33

SIGNATURES		34

EXHIBITS

	Exhibit 10.1

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2008	December 31, 2007 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,883	$135,457
Marketable securities	79,509	105,153
Investments held by Symphony Evolution, Inc.	27,573	30,935
Other receivables	9,190	6,087
Prepaid expenses and other current assets	7,689	6,151

Total current assets	245,844	283,783
Restricted cash and investments	5,333	7,238
Long-term marketable securities	17,939	20,747
Property and equipment, net	35,825	34,664
Goodwill	63,684	63,684
Other assets	1,947	2,004

Total assets	$370,572	$412,120

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,198	$9,288
Accrued clinical trial liabilities	24,101	21,651
Other accrued expenses	5,562	7,594
Accrued compensation and benefits	13,303	14,480
Current portion of notes payable and bank obligations	14,942	15,767
Deferred revenue	65,675	64,105

Total current liabilities	132,781	132,885
Notes payable and bank obligations	17,939	20,747
Convertible loans	85,000	85,000
Other long-term liabilities	25,755	24,924
Deferred revenue	59,703	63,053

Total liabilities	321,178	326,609

Noncontrolling interest in Symphony Evolution, Inc.	9,534	13,430
Commitments
Stockholders’ equity:
Common stock	105	105
Additional paid-in-capital	871,443	863,127
Accumulated other comprehensive income	1,236	499
Accumulated deficit	(832,924)	(791,650)

Total stockholders’ equity	39,860	72,081

Total liabilities, noncontrolling interest and stockholders’ equity	$370,572	$412,120

(1)

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Contract	$18,626	$15,166
License	9,318	12,970

Total revenues	27,944	28,136

Operating expenses:
Research and development	65,973	50,210
General and administrative	8,691	11,211
Amortization of intangible assets	—	72

Total operating expenses	74,664	61,493

Loss from operations	(46,720)	(33,357)
Other income (expense):
Interest income and other, net	2,511	3,594
Interest expense	(961)	(1,027)

Total other income	1,550	2,567

Loss before noncontrolling interest in Symphony Evolution, Inc.	(45,170)	(30,790)
Loss attributed to noncontrolling interest in Symphony Evolution, Inc.	3,896	6,589

Net loss	$(41,274)	$(24,201)

Net loss per share, basic and diluted	$(0.39)	$(0.25)

Shares used in computing basic and diluted net loss per share	104,993	96,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(41,274)	$(24,201)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,264	2,757
Loss attributed to noncontrolling interest	(3,896)	(6,589)
Stock-based compensation expense	5,674	4,543
Amortization of intangibles	—	72
Other	212	150
Changes in assets and liabilities:
Other receivables	(3,103)	18,385
Prepaid expenses and other current assets	(1,538)	(915)
Other assets	95	2
Accounts payable and other accrued expenses	2,297	6,667
Other long-term liabilities	831	1,097
Deferred revenue	(1,780)	42,832

Net cash provided by (used in) operating activities	(39,218)	44,800

Cash flows from investing activities:
Purchases of investments held by Symphony Evolution, Inc.	(295)	(669)
Proceeds on sale of investments held by Symphony Evolution, Inc.	3,657	4,804
Purchases of property and equipment	(5,363)	(3,640)
Changes in restricted cash and investments	1,905	(273)
Proceeds from maturities of marketable securities	34,299	36,380
Purchases of marketable securities	(4,932)	(61,556)

Net cash provided by (used in) investing activities	29,271	(24,954)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	6	3,181
Principal payments on notes payable and bank obligations	(3,633)	(2,499)

Net cash (used in) provided by financing activities	(3,627)	682

Effect of foreign exchange rate changes on cash and cash equivalents	—	(58)

Net (decrease) increase in cash and cash equivalents	(13,574)	20,470
Cash and cash equivalents, at beginning of period	135,457	123,369

Cash and cash equivalents, at end of period	$121,883	$143,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the period presented have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2009 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on February 25, 2008.

In 2006, Exelixis adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st. Fiscal year 2006, a 52-week year, ended on December 29, 2006, fiscal year 2007, a 52-week year, ended on December 28, 2007 and fiscal year 2008, a 53-week year, will end on January 2, 2009. For convenience, references in these Condensed Consolidated Financial Statements and Notes as of and for the fiscal year ended December 28, 2007 are indicated on a calendar year basis, ending December 31, 2007 and as of and for the fiscal quarters ended March 30, 2007 and March 28, 2008 are indicated as ending March 31, 2007 and 2008, respectively.

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

Fair Value Measurements

As of January 1, 2008, we adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require any new fair value measurements in GAAP. SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be utilized for financial reporting purposes. The fair value of our financial instruments reflect the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of SFAS 157 did not have a material effect on our financial condition and results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs.

The following table sets forth the fair value of our financial assets that were measured on a recurring basis during the three months ended March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable Securities	$55,678	$170,251	$—	$225,929
Investments held by Symphony	27,573	—	—	27,573

Total	$83,251	$170,251	$—	$253,502

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s consolidated results or operations or financial condition.

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

NOTE 2. Comprehensive Loss

Comprehensive loss represents net loss plus the results of certain stockholders’ equity changes, which are comprised of unrealized gains and losses on available-for-sale securities and foreign currency cumulative translation adjustments, not reflected in the consolidated statements of operations. Comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(41,274)	$(24,201)
Increase (decrease) in unrealized gains on available-for-sale securities	752	(25)
Reclassification for losses on marketable securities recognized in earnings	(15)	—
Decrease in cumulative translation adjustment	—	(40)

Comprehensive loss	$(40,537)	$(24,266)

NOTE 3. Stock-Based Compensation

Under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), we recorded and allocated employee stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Research and development expense	$3,550	$2,448
General and administrative expense	2,094	1,778

Total employee stock-based compensation expense	$5,644	$4,226

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

	Stock Options Three Months Ended March 31,		ESPP Three Months Ended March 31,
	2008	2007	2008	2007
Weighted average fair value of awards	$4.69	$4.99	$3.33	$2.72
Risk-free interest rate	3.20%	4.68%	3.95%	5.12%
Dividend yield	0%	0%	0%	0%
Volatility	61%	60%	53%	52%
Expected life	5.2 years	4.9 years	0.5 years	0.5 years

A summary of all stock option activity for the three months ended March 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	20,718,661	$10.32
Granted	2,803,482	8.48
Exercised	(2,493)	2.69
Cancelled	(824,717)	10.40

Options outstanding at March 31, 2008	22,694,933	$10.09	7.23 years	$943,746

Exercisable at March 31, 2008	12,008,055	$10.83	5.75 years	$776,650

As of March 31, 2008, $46.2 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 2.79 years.

NOTE 4. Research and Collaboration Agreements

Bristol-Myers Squibb

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

For each IND candidate selected we are entitled to receive a $20.0 million selection milestone payment from Bristol-Myers Squibb. Once selected, Bristol-Myers Squibb will lead the further development and commercialization of the selected IND candidates. In addition, we have the right to opt in to co-develop and co-promote the selected IND candidates, in which case we will equally share all development costs and profits in the United States. If we opt-in, we will be responsible for 35% of all development costs related to clinical trials intended to support regulatory approval in both the United States and the rest of the world, with the remaining 65% to be paid by Bristol-Myers Squibb. If we do not opt in to co-promote the selected IND candidates, we could be entitled to receive milestones and royalties in lieu of profits from sales in the United States. Outside of the United States, Bristol-Myers Squibb will have primary responsibility for development activities and we will be entitled to receive royalties on product sales. After exercising its co-development option, Bristol-Myers Squibb may, upon notice to us, terminate the agreement as to any product containing or comprising the selected candidate. In the event of such termination election, Bristol-Myers Squibb’s license relating to such product would terminate and revert to Exelixis, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize certain collaboration compounds that were discovered.

In January 2008, Bristol-Myers Squibb exercised its option to develop and commercialize compound XL139, which entitled us to a selection milestone payment of $20.0 million that we received in February 2008. In addition, we exercised our option under the collaboration agreement to co-develop and co-commercialize XL139 in the United States and share expenses and profits. We will be entitled to receive double-digit royalties on product sales of co-developed and co-commercialized products outside of the United States.

Genentech

In December 2006, Exelixis entered into a worldwide co-development agreement with Genentech, Inc. for the development and commercialization of XL518, a small-molecule inhibitor of MEK. Genentech paid upfront and milestone payments of $25.0 million in December 2006 and $15.0 million in January 2007 upon signing of the agreement and with the submission of an IND for XL518. We expect to recognize the upfront and milestone payments as revenue over the estimated research term of three years.

In March 2008, Genentech exercised its option to further develop and commercialize compound XL518, entitling us to a milestone payment of $3.0 million. We will continue to be responsible for the phase 1 clinical trial until the point that a maximum tolerated dose (“MTD”) is determined. After MTD is achieved, Genentech will be responsible for completing the phase 1 clinical trial and subsequent clinical development. We are entitled to an additional $7.0 million milestone payment when a phase 2 program is initiated by Genentech. In addition, we have the option to co-promote in the United States and will be entitled to receive an initial equal share in profits within the United States, which will decrease as sales increase. Exelixis will receive royalties on any sales of the product that may be commercialized outside of the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “determine,” “may,” “could,” “would,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Part II, Item 1A of this Form 10-Q, as well as those discussed elsewhere in this report.

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report, the financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on February 25, 2008. Operating results are not necessarily indicative of results that may occur in future periods. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Our current development portfolio includes the following compounds, for which we are leading development:

Compound*	Principal Targets	Indication	Stage of Development
XL647**	EGFR, HER2, VEGFR2	Cancer	Phase 2
XL820	KIT, VEGFR2, PDGFR	Cancer	Phase 2
XL184	MET, VEGFR2, RET	Cancer	Phase 1/2
XL281	RAF	Cancer	Phase 1
XL019	JAK2	Cancer	Phase 1
XL844	CHK1, CHK2	Cancer	Phase 1
XL228	IGF1R , ABL, SRC	Cancer	Phase 1
XL147	PI3K	Cancer	Phase 1
XL765	PI3K, mTOR	Cancer	Phase 1

*	Pursuant to the product development and commercialization agreement, GlaxoSmithKline has the option to elect to develop up to two additional compounds in our product pipeline from XL820, XL184, XL281, XL844 and XL228.
**	Out-licensed to Symphony Evolution, Inc. and subject to a repurchase option as described more fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Based on the strength of our expertise in biology, drug discovery and development, we have established collaborations with major pharmaceutical and biotechnology companies that allow us to retain economic participation in compounds and support additional development of our proprietary products. Through these collaborations, we obtain license fees, research funding, a share of the profits and the opportunity to receive milestone payments and royalties (as applicable) from research results and subsequent product development activities. We also have collaborations in which we retain the right to co-promote products in the United States. We have ongoing commercial collaborations with several leading pharmaceutical and biotechnology companies, including SmithKline Beecham Corporation (which does business as GlaxoSmithKline), Bristol-Myers Squibb Company and Genentech, Inc. We expect to continue to use corporate partnering as a strategic tool to cultivate our assets, help fund our operations and expand the therapeutic and commercial potential of our pipeline.

Our development portfolio supported primarily by our collaboration partners includes the following compounds in preclinical and clinical development:

Compound	Partner	Principal Targets	Indication	Stage of Development
XL880	GlaxoSmithKline	MET, VEGFR2	Cancer	Phase 2
XL518	Genentech	MEK	Cancer	Phase 1
XL652	Bristol-Myers Squibb	LXR	Metabolic and cardiovascular diseases	Phase 1
XL550	Daiichi-Sankyo	MR	Metabolic and cardiovascular diseases	Preclinical
XL139	Bristol-Myers Squibb	Hedgehog	Cancer	Preclinical
FXR	Wyeth Pharmaceuticals	FXR	Metabolic and liver disorders	Preclinical

In December 2007, GlaxoSmithKline exercised its option pursuant to the product development and commercialization agreement between us and GlaxoSmithKline to further develop and commercialize XL880. We transferred the XL880 development program to GlaxoSmithKline in March 2008.

Though not represented in the tables above, we also have compounds in preclinical development that we are developing internally.

Recent Developments

XL647 Update

We have concluded, based on commercial and competitive analyses and data generated to date in our ongoing phase 2 clinical trials for XL647, that the appropriate next step for the clinical development of XL647 is to conduct a clinical trial of XL647 as a first line agent in non-small cell lung cancer patients with activating mutations in, or amplifications of, the EGF receptor. Accordingly, we intend to initiate in 2008 a controlled phase 2 clinical trial comparing XL647 with doublet chemotherapy as a first-line treatment in this patient population. We do not expect to commence a phase 3 clinical trial for XL647 in 2008 as previously planned. Subject to receipt of data from the planned phase 2 clinical trial, additional data from other ongoing phase 2 clinical trials, and an updated market and competitive analysis, we could enter into pivotal trials for XL647 around mid-2009.

Exercise by Genentech of Development Option for XL518

In March 2008, Genentech exercised its option, pursuant to the collaboration agreement between us and Genentech, to further develop and commercialize XL518. Under the terms of the collaboration agreement, selection of the compound and opt-in by Genentech triggered a milestone payment to the Company of $3.0 million. We continue to be responsible for the current phase 1 clinical trial until the point that a maximum tolerated dose, or MTD, is determined. After MTD is achieved, Genentech will be responsible for completing the phase 1 clinical trial and subsequent clinical development. Another $7.0 million milestone payment is due to us when a phase 2 program is initiated by Genentech. We have the option to co-promote in the United States and will be entitled to receive an initial equal share in profits in the United States, which will decrease as sales increase. We will receive royalties on any sales of the product that may be commercialized outside the United States.

Exercise by Bristol-Myers Squibb Company of Development Option for XL139

In January 2008, Bristol-Myers Squibb exercised its option under the collaboration to develop and commercialize XL139. Under the terms of our collaboration agreement with Bristol-Myers Squibb, the selection of XL139 by Bristol-Myers Squibb entitled us to a milestone payment of $20.0 million, which we received in February 2008. In addition, we exercised our option under the collaboration agreement to co-develop and co-commercialize XL139 in the United States. As a result of the exercise of its option, Bristol-Myers Squibb will lead all global activities for XL139. The parties will co-develop and co-commercialize XL139. As a result, we will be responsible for 35% of all development costs related to clinical trials intended to support regulatory approval in both the United States and the rest of the world, with the remaining 65% to be paid by Bristol-Myers Squibb. We will be entitled to receive double-digit royalties on product sales outside of the United States.

Development of XL335 discontinued by Wyeth Pharmaceuticals

In April 2008, we were notified by Wyeth Pharmaceuticals that it decided to discontinue further development of our compound XL335 and will focus on backups under the collaboration. XL335 was licensed to Wyeth Pharmaceuticals under a license agreement related to compounds targeting FXR, a nuclear hormone receptor implicated in a variety of metabolic and liver disorders. The license agreement remains in effect, and Wyeth Pharmaceuticals has advised us that it remains committed to the development of other compounds under the terms of the license agreement.

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

•

Liquidity. As of March 31, 2008, we had $252.2 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by Symphony Evolution, Inc., or SEI, of $27.6 million and restricted cash and investments of $5.3 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and depend on many factors, including the timing of key events in our agreements with GlaxoSmithKline and SEI that may require us to use available capital significantly earlier than we currently anticipate. We will have to obtain additional funding in order to support our plans for the aggressive development of our broad clinical and preclinical pipelines. Our minimum liquidity needs are also determined by certain financial covenants contained in our loan and security agreement with GlaxoSmithKline, which require us to maintain working capital of at least $25.0 million and cash and investments of at least $50.0 million. Our ability to raise additional funds may be severely impaired if any of our product candidates fails to show adequate safety or efficacy in clinical testing.

•

Reliance on Partners. We currently have no pharmaceutical products that have received marketing approval and we have generated no revenues from the sale of such products. We do not expect to generate product revenues from the sale of pharmaceutical products in the near term and expect that all of our near term revenues, such as research and development funding and milestone and royalty revenues, will be generated from collaboration agreements with our partners. Milestones under these agreements may be tied to factors that are outside of our control, such as significant clinical or regulatory events with respect to compounds that have been licensed to our partners.

•

GlaxoSmithKline Compound Selection. Pursuant to our product development and commercialization agreement with GlaxoSmithKline, GlaxoSmithKline has the option to elect to develop up to three of our compounds from the programs specified in the product development and commercialization agreement. In December 2007, GlaxoSmithKline exercised its development option for XL880. As a result of GlaxoSmithKline’s exercise of this option, GlaxoSmithKline has the right to select from the identified programs up to one additional compound from XL820, XL184, XL281, XL844 or XL228, or up to two additional compounds if it extends the specified development term, which ends in October 2008. The amount of acceptance milestones that we receive from GlaxoSmithKline will depend on the number of compounds selected, the timing of the selection of the compounds and, for those submissions made after the end of the original development term, whether GlaxoSmithKline extended the development term. Any future delays in obtaining clinical proof-of-concept for compounds subject to GlaxoSmithKline’s election rights may decrease the size of any GlaxoSmithKline milestone payments and negatively affect our financial position. If GlaxoSmithKline selects a second compound for which we have reached clinical proof-of-concept and submitted a data package prior to the end of the development term under the product development and commercialization agreement in October 2008, the amount of the selection milestone for the second compound would be $55.0 million. Under our product development and commercialization agreement, any milestone payments relating to product candidates remaining under the agreement must be used to pay down our loan with GlaxoSmithKline as long as the loan is outstanding. See “ – Liquidity and Capital Resources – Cash Requirements.”

•

Symphony Evolution, Inc. In 2005, we licensed three of our compounds, XL647, XL784 and XL999, to SEI in return for an $80.0 million investment for the clinical development of these compounds. We have an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire XL647, XL784 and XL999 at our sole discretion. We cannot repurchase a single product candidate without also repurchasing the other two product candidates. The purchase price, which may be paid in cash and/or shares of our common stock, at our sole discretion, would be equal to the sum of (1) the total amount of capital invested in SEI by its investors ($80.0 million) and (2) an amount equal to 25% per year on such funded capital, compounded from the time of funding. As a result, the purchase price for the compounds licensed to SEI increases over time. The phase 2 clinical development program for XL647 is ongoing, and GlaxoSmithKline has declined to exercise its development option for XL647. We intend to initiate a new phase 2 clinical trial of XL647 for the treatment of non-small cell lung cancer in 2008. We are in discussions with SEI regarding the use of remaining cash to fund some or all of this phase 2 clinical trial. In order to retain rights to XL647 after the expiration of the purchase option period, we would be required to reacquire XL647, XL784 and XL999 from SEI’s investors through the exercise of our exclusive purchase option. In December 2007, we discontinued the development of XL999, and in January 2008, GlaxoSmithKline declined to exercise its option to further develop and commercialize XL784. We do not intend to invest further in the development of XL784, but will seek a partner with which to take the compound forward, which would also require us to repurchase all three compounds from SEI’s investors. In order to repurchase the compounds, we would need to raise additional funds to cover the purchase price or issue to SEI’s investors a substantial number of shares of our common stock.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Except as noted below, there have been no changes during the three months ended March 31, 2008 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Fair Value Measurements

As of January 1, 2008, we adopted FASB Statement No. 157, “Fair Value Measurements” or SFAS 157. SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require any new fair value measurements in GAAP. SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be utilized for financial reporting purposes. The fair value of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of SFAS 157 did not have a material effect on our financial condition and results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair-value of our financial assets that were measured on a recurring basis during the three months ended March 31, 2008 (in thousands).

	Level 1	Level 2	Level 3	Total
Marketable Securities	$55,678	$170,251	$—	$225,929
Investments held by Symphony	27,573	—	—	27,573

Total	$83,251	$170,251	$—	$253,502

The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. There is a small degree of variation in the pricing sources for these securities, however the potential differences in the estimate of fair value for our available-for-sale securities are immaterial.

Fiscal Year Convention

In 2006, Exelixis adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st. Fiscal year 2006, a 52-week year, ended on December 29, 2006, fiscal year 2007, a 52-week year, ended on December 28, 2007 and fiscal year 2008, a 53-week year, will end on January 2, 2009. For convenience, references in this report as of and for the fiscal year ended December 28, 2007 are indicated on a calendar year basis, ending December 31, 2007 and as of and for the fiscal quarters ended March 30, 2007 and March 28, 2008 are indicated as ending March 31, 2007 and 2008, respectively.

Results of Operations

Revenues

Total revenues by category, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2008	2007
Contract revenue:
Research and development funding	$7.9	$12.3
Milestones	10.7	2.9
License revenue, amortization of upfront payments, including amortization of premiums for equity purchases	9.3	12.9

Total revenues	$27.9	$28.1

Dollar decrease	$(0.2)
Percentage decrease	0.7%

The decrease in research and development funding for the three months ended March 31, 2008, as compared to the comparable period for the prior year, was driven primarily by the exclusion of $2.8 million of revenues associated with our former subsidiary Artemis Pharmaceuticals GmbH, which is no longer consolidated as a result of the sale of 80.1% of our ownership in 2007. In addition, the research funding under the collaboration agreement with Daiichi Sankyo Company Limited for our Mineralocorticoid Receptor ended in 2007, resulting in a decrease of $0.8 million.

The increase in milestone revenues for the three months ended March 31, 2008, as compared to the comparable period for the prior year, was primarily due to $6.1 million in revenues recognized associated with the $20.0 million milestone achieved under collaboration with Bristol-Myers Squibb for various oncology programs and $1.3 million in revenue recognized associated with the $3.0 million milestone achieved under our co-development collaboration with Genentech.

The decrease in the amortization of upfront payments for the three months ended March 31, 2008, as compared to the comparable period for the prior year, including amortization of premiums paid for equity purchases, relates to the conclusion of the amortization of the upfront payments from Daiichi-Sankyo in December 2007, with a resulting decline of $4.1 million in license revenue, which is partially offset by an increase in revenue of $0.4 million from our collaboration with Bristol-Myers Squibb for various oncology programs.

Research and Development Expenses

Total research and development expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2008	2007
Research and development expenses	$66.0	$50.2
Dollar increase	$15.8
Percentage increase	31%

Research and development expenses consist primarily of personnel expenses, clinical trials, consulting, laboratory supplies and facilities costs. The increase for the three months ended March 31, 2008, as compared to the comparable period in 2007, resulted primarily from the following:

•

Clinical Trials—Clinical trials, which include services performed by third-party contract research organizations and other vendors, increased by $8.7 million, or 77%, primarily due to the initiation of start-up activities for proposed phase 3 clinical trial activity for XL184 and XL647, phase 2 clinical trial activity for XL184 and XL820 and phase 1 clinical trial activity for XL019, XL139, XL147, XL228, XL281, and XL765, partially offset by a decline in expense associated with XL999 and XL784 phase 2 clinical trial activities.

•

Personnel—Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, increased by $4.6 million, or 28%, primarily due to the expanded workforce supporting drug development operations to advance our clinical and preclinical development programs.

•

Allocation—There was an increase of $2.2 million in the allocation of general corporate costs (such as facilities costs) to research and development, which primarily reflects the growth of the research and development function compared to the general and administrative function.

•

Stock-Based Compensation—Stock-based compensation expense increased by $1.1 million primarily due to the expanded workforce supporting drug development operations to advance our clinical and preclinical development programs.

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

General and Administrative Expenses

Total general and administrative expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2008	2007
General and administrative expenses	$8.7	$11.2
Dollar decrease	$(2.5)
Percentage decrease	22%

General and administrative expenses consist primarily of personnel expenses, employee stock-based compensation expense, facility costs and consulting and professional expenses, such as legal and accounting fees. The decrease in expenses for the three months ended March 31, 2008, as compared to the comparable period in 2007, was primarily due to an increase of $2.2 million in the allocation of general corporate costs (such as facilities costs) to research and development, which primarily reflects the growth of the research and development function compared to the general and administrative function.

Total Other Income

Total other income, as compared to the prior year period, was as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2008	2007
Total other income	$1.6	$2.6
Dollar decrease	$(1.0)
Percentage decrease	40%

Total other income consists primarily of interest income earned on cash and cash equivalents, short-term and long-term marketable securities and investments held by SEI, partially offset by interest expense incurred on our notes payable, bank obligations, capital lease obligations and convertible notes and loans. The decrease in total other income for the three months ended March 31, 2008, as compared to the comparable period in 2007, was primarily due to lower average cash and investment balances and lower average interest rates.

Noncontrolling Interest in Symphony Evolution, Inc.

Pursuant to the agreements that we entered into with SEI and certain other parties in June 2005, we consolidate SEI’s financial condition and results of operations in accordance with FIN 46R. Accordingly, we have deducted the losses attributable to the noncontrolling interest (SEI’s losses) from our net loss in the consolidated statement of operations and we have also reduced the noncontrolling interest holders’ ownership interest in SEI in the consolidated balance sheet by SEI’s losses. The noncontrolling interest holders’ ownership in the consolidated balance sheet was $9.5 million as of March 31, 2008. Once SEI’s losses are in excess of the noncontrolling interest holders’ ownership, SEI’s losses will no longer be deducted from our net losses. For the three-month period ended March 31, 2008, the loss attributed to the noncontrolling interest holders was $3.9 million, as compared to $6.6 million for the comparable period in 2007. The decrease in the losses attributed to the noncontrolling interest holders for the three months ended March 31, 2008, as compared to the comparable period in 2007, was primarily due to decreased development expenses associated with XL784 and XL999. In December 2007, we discontinued the development program for XL999, and, in January 2008, GlaxoSmithKline declined to exercise its option to further develop and commercialize XL784. We do not intend to invest further in the development of XL784, but will seek a partner with which to take the compound forward.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the three-months ended March 31, 2008 and 2007, respectively (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(41,274)	$(24,201)
Adjustments to reconcile net loss to net cash provided by operating activities	5,254	933
Changes in operating assets and liabilities	(3,198)	68,068

Net cash provided by (used in) operating activities	(39,218)	44,800
Net cash provided by (used in) investing activities	29,271	(24,954)
Net cash provided by (used in) financing activities	(3,627)	682
Effect of foreign exchange rate changes on cash and cash equivalents	—	(58)

Net (decrease) increase in cash and cash equivalents	(13,574)	20,470
Cash and cash equivalents, at beginning of period	135,457	123,369

Cash and cash equivalents, at end of period	$121,883	$143,839

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income. We have also financed certain of our research and development activities under our agreements with SEI. As of March 31, 2008, we had $252.2 million in cash and cash equivalents and short-term and long-term marketable securities, which includes investments held by SEI of $27.6 million and restricted cash and investments of $5.3 million.

Operating Activities

Our operating activities used cash of $39.2 million for the three months ended March 31, 2008, compared to providing cash of $44.8 million for the comparable period in 2007. Cash used by operating activities for the 2008 period related primarily to our net loss of $41.3 million, partially offset by non-cash charges totaling $8.9 million relating to stock-based compensation and depreciation and amortization. In addition, cash used in operating activities increased by $6.4 million as the result of increases in other receivables, prepaid expenses and other current assets and a decrease in deferred revenue. Cash provided by operating activities for the 2007 period related primarily to changes in deferred revenues from collaborators, other receivables and accounts payable and other accrued expenses. The cash provided was partially offset by our net loss and losses attributed to the noncontrolling interest.

Cash used in our operating activities increased by $84.0 million for the three months ended March 31, 2008 as compared to the comparable period in 2007. The increase was primarily driven by an increase in our net loss of $17.1 million in 2008 as compared to 2007. This increase in our net loss was primarily driven by an increase in research and development expenses. In addition, the increase in cash used during 2008 was also due to a decrease in deferred revenues and an increase in receivables. The change in deferred revenues in 2007 primarily relates to $60.0 million upfront payment that we received from Bristol-Myers Squibb and $15.0 million milestone payment that we received from Genentech during the three months ended March 31, 2007.

Investing Activities

Our investing activities provided cash of $29.3 million for the three months ended March 31, 2008, compared to cash used of $25.0 million for the comparable period in 2007. Cash provided by investing activities for the 2008 period was primarily driven by proceeds of $34.3 million from the maturities of our marketable securities and the sale of $3.7 million of investments held by SEI. This cash inflow was partially offset by purchases of property and equipment of $5.4 million and purchases of $4.9 million of marketable securities. The proceeds provided by maturities of our marketable securities and the sale of investments by SEI were used to fund our operations. We expect to continue to make significant investments in property and equipment to support our expanding operations.

Cash used in investing activities for the 2007 period was primarily driven by purchases of marketable securities of $61.6 million and purchases of property and equipment of $3.6 million. These uses of cash were partially offset by proceeds of $34.3 million from the maturities of marketable securities and $4.8 million from the sales of investments held by SEI.

Financing Activities

Our financing activities used cash of $3.6 million for the three months ended March 31, 2008, compared to providing cash of $0.7 million for the comparable period in 2007. Cash used by our financing activities for the 2008 period was primarily due to principal payments on notes payable and bank obligations of $3.6 million. Cash provided by our financing activities for the 2007 period was due to proceeds of $3.2 million from the exercise of stock options which was partially offset by $2.5 million of principal payments on notes payable and bank obligations.

We finance property and equipment purchases through equipment financing facilities, such as, notes and bank obligations. Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes. Over the next several years, we are required to make certain payments on notes, bank obligations and loans from collaborators.

Cash Requirements

We have incurred net losses since inception, including a net loss of $41.3 million for the three-month period ended March 31, 2008, and we expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly sooner than we currently anticipate. These factors include:

•

the timing and progress of the clinical development of our product candidate XL647, which is out-licensed to SEI – The phase 2 clinical development program for XL647 is ongoing, and GlaxoSmithKline has declined to exercise its development option for XL647. We intend to initiate a new phase 2 clinical trial of XL647 for the treatment of non-small cell lung cancer in 2008. We are in discussions with SEI regarding the use of remaining cash to fund some or all of this phase 2 clinical trial. In order to retain rights to XL647 after the expiration of the purchase option period, we would be required to reacquire XL647, XL784 and XL999 from SEI’s investors through the exercise of our exclusive purchase option, which is described elsewhere in this report. We cannot repurchase a single product candidate without also repurchasing the other two product candidates. In December 2007, we discontinued the development program for XL999, and, in January 2008, GlaxoSmithKline declined to exercise its option to further develop and commercialize XL784. We do not intend to invest further in the development of XL784, but will seek a partner with which to take the compound forward, which would also require us to repurchase all three compounds from SEI’s investors. The purchase price, which may be paid in cash and/or shares of our common stock, at our sole discretion, would be equal to the sum of (1) the total amount of capital invested in SEI by its investors ($80.0 million) and (2) an amount equal to 25% per year on such funded capital, compounded from the time of funding. As a result, the purchase price for the compounds licensed to SEI increases over time;

•

whether and when GlaxoSmithKline selects at clinical proof-of-concept for further development and commercialization any additional product candidates – Under the amended product development and commercialization agreement between us and GlaxoSmithKline, any milestone payments relating to product candidates remaining under the product development and commercialization agreement must be used to pay down our loan with GlaxoSmithKline as long as the loan is outstanding. The amount of milestone payments that we receive from GlaxoSmithKline will depend on the number of compounds selected, the timing of the selection of the compounds and, for those submissions made after the end of the original development term, whether GlaxoSmithKline extended the development term. As of March 31, 2008, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $99.4 million. In December 2007, GlaxoSmithKline exercised its option to further develop and commercialize XL880. As XL880 was the first compound selected by GlaxoSmithKline under the product development and commercialization agreement, the entire $35.0 million selection milestone for XL880 was retained by GlaxoSmithKline to offset a milestone payment that GlaxoSmithKline paid to us in 2005 in connection with the amendment of the product development and commercialization agreement and was not used to pay down the loan. An additional $1.0 million from the first commercialization milestone for any product candidate selected by GlaxoSmithKline will also be offset against the 2005 milestone;

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

If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We may seek to raise funds through the sale of equity or debt securities or through external borrowings. In addition, we may enter into strategic partnerships for the development and commercialization of our compounds. We currently have shelf registration statements on file with the SEC that may allow us to offer for sale from time to time common stock, preferred stock, debt securities and warrants, either individually or in units. However, we may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms or we may be required to relinquish rights to technology or product candidates or to grant licenses on terms that are unfavorable to us.

We have contractual obligations in the form of operating leases, notes payable and licensing agreements. The following chart details our contractual obligations as of March 31, 2008 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Licensing agreements	$1,305	$1,305	$—	$—	$—
Notes payable and bank obligations	32,881	14,942	15,803	2,136	—
Convertible loans (1)	99,433	—	65,626	33,807	—
Operating leases	168,173	16,976	35,439	36,730	79,028

Total contractual cash obligations	$301,792	$33,223	$116,868	$72,673	$79,028

(1)	Includes interest payable on the convertible loans of $14.4 million. The debt and interest payable can be repaid in cash or common stock at our election.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at March 31, 2008 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 25, 2008. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008 and December 31, 2007, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $1.2 million and $1.4 million, respectively.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on February 25, 2008.

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

As of March 31, 2008, we had $252.2 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by SEI of $27.6 million and restricted cash and investments of $5.3 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

the timing and progress of the clinical development of our product candidate XL647, which is out-licensed to SEI – The phase 2 clinical development program for XL647 is ongoing, and GlaxoSmithKline has declined to exercise its development option for XL647. We intend to initiate a new phase 2 clinical trial of XL647 for the treatment of non-small cell lung cancer in 2008. We are in discussions with SEI regarding the use of remaining cash to fund some or all of this phase 2 clinical trial. In order to retain rights to XL647 after the expiration of the purchase option period, we would be required to reacquire XL647, XL784 and XL999 from SEI’s investors through the exercise of our exclusive purchase option, which is described elsewhere in this report. We cannot repurchase a single product candidate without also repurchasing the other two product candidates. In December 2007, we discontinued the development program for XL999, and, in January 2008, GlaxoSmithKline declined to exercise its option to further develop and commercialize XL784. We do not intend to invest further in the development of XL784, but will seek a partner with which to take the compound forward, which would also require us to repurchase all three compounds from SEI’s investors. The purchase price, which may be paid in cash and/or shares of our common stock, at our sole discretion, would be equal to the sum of (1) the total amount of capital invested in SEI by its investors ($80.0 million) and (2) an amount equal to 25% per year on such funded capital, compounded from the time of funding. As a result, the purchase price for the compounds licensed to SEI increases over time;

•

whether and when GlaxoSmithKline selects at clinical proof-of-concept for further development and commercialization any additional product candidates – Under the amended product development and commercialization agreement between us and GlaxoSmithKline, any milestone payments relating to product candidates remaining under the product development and commercialization agreement must be used to pay down our loan with GlaxoSmithKline as long as the loan is outstanding. The amount of milestone payments that we receive from GlaxoSmithKline will depend on the number of compounds selected, the timing of the selection of the compounds and, for those submissions made after the end of the original development term, whether GlaxoSmithKline extended the development term. As of March 31, 2008, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $99.4 million. In December 2007, GlaxoSmithKline exercised its option to further develop and commercialize XL880. As XL880 was the first compound selected by

GlaxoSmithKline under the product development and commercialization agreement, the entire $35.0 million selection milestone for XL880 was retained by GlaxoSmithKline to offset a milestone payment that GlaxoSmithKline paid to us in 2005 in connection with the amendment of the product development and commercialization agreement and was not used to pay down the loan. An additional $1.0 million from the first commercialization milestone for any product candidate selected by GlaxoSmithKline will also be offset against the 2005 milestone;

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

In addition, we will have to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, as part of our collaboration with GlaxoSmithKline, we entered into the loan and security agreement, which, as amended, contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of March 31, 2008, our “working capital” was $178.7 million and our “cash and investments” were $246.9 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $99.4 million at March 31, 2008.

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

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*

We have incurred net losses since inception, including a net loss of $41.3 million for the three months ended March 31, 2008. As of that date, we had an accumulated deficit of $832.9 million. Our losses for the year ended December 31, 2007 were partially offset by nonrecurring gains on the sale of our plant trait business and the sale of 80.1 % of our ownership interest in our German subsidiary, Artemis Pharmaceuticals, GmbH, or Artemis. We also expect the losses attributed to our noncontrolling interest will decline in 2008, which will increase our net losses as compared to 2007. We expect our losses in 2008 to increase as compared to 2007 and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our pharmaceutical product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. Except for revenues associated with the transgenic mouse business of Artemis, our only revenues to date are license revenues and revenues under contracts with our partners. In December 2007, we sold 80.1% of our ownership interest in Artemis, and will not recognize revenue associated with Artemis in future periods. The amount of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our technologies and undertake product development. We currently have numerous product candidates in various stages of clinical development and we anticipate filing additional IND applications for additional product candidates within the next 12 months. As a result, we expect that our operations will continue to increase, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

Date: May 6, 2008	EXELIXIS, INC.

/s/ Frank Karbe
Frank Karbe
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc. (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc. (2)

3.3	Amended and Restated Bylaws of Exelixis, Inc. (3)

4.1	Specimen Common Stock Certificate. (1)

4.2	Form of Warrant, dated June 9, 2005, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC. (4)

4.3	Form of Warrant, dated June 13, 2006, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC. (5)

4.4	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC. (4)

4.5	Fourth Amended and Restated Registration Rights Agreement, dated February 26, 1999, among Exelixis, Inc. and certain Stockholders of Exelixis, Inc. (1)

4.6	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto. (6)

4.7	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto. (6)

4.8	Registration Rights Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC. (4)

10.1*	First Amendment to Collaboration Agreement dated December 22, 2006 between Exelixis, Inc. and Genentech, Inc., effective March 13, 2008.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment requested for certain portions of this exhibit

**	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

(1)	Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-1 (File No. 333-96335), as filed with the Securities and Exchange Commission on February 7, 2000, as amended, and incorporated herein by reference.

(2)	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 5, 2004 and incorporated herein by reference.

(3)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 4, 2007 and incorporated herein by reference.

(4)	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005 and incorporated herein by reference.

(5)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2006 and incorporated herein by reference.

(6)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 21, 2004 and incorporated herein by reference.