Form 10-Q
period 2008-06-27
EXELIXIS INC
filed 2008-08-05
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-30235

Exelixis, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3257395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

249 East Grand Ave.

P.O. Box 511

South San Francisco, CA 94083-0511

(Address of principal executive offices, including zip code)

(650) 837-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 25, 2008 there were 105,551,457 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2008

INDEX

Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - June 30, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

Part II. Other Information

Item 1A.	Risk Factors	23

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 6.	Exhibits	38

SIGNATURES		39

EXHIBITS

	Exhibit 10.1

	Exhibit 10.3

	Exhibit 10.4

	Exhibit 10.5

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2008	December 31, 2007 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,047	$135,457
Marketable securities	61,634	105,153
Investments held by Symphony Evolution, Inc.	22,376	30,935
Other receivables	6,504	6,087
Prepaid expenses and other current assets	8,201	6,151

Total current assets	173,762	283,783
Restricted cash and investments	5,694	7,238
Long-term marketable securities	25,094	20,747
Property and equipment, net	39,417	34,664
Goodwill	63,684	63,684
Other assets	8,970	2,004

Total assets	$316,621	$412,120

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,928	$9,288
Accrued clinical trial liabilities	25,280	21,651
Other accrued expenses	7,303	7,594
Accrued compensation and benefits	13,093	14,480
Current portion of notes payable and bank obligations	17,770	15,767
Deferred revenue	63,768	64,105

Total current liabilities	134,142	132,885
Notes payable and bank obligations	25,094	20,747
Convertible loans	85,000	85,000
Other long-term liabilities	26,254	24,924
Deferred revenue	34,073	63,053

Total liabilities	304,563	326,609

Noncontrolling interest in Symphony Evolution, Inc.	6,191	13,430
Commitments
Stockholders’ equity:
Common stock	105	105
Additional paid-in-capital	883,208	863,127
Accumulated other comprehensive income	602	499
Accumulated deficit	(878,048)	(791,650)

Total stockholders’ equity	5,867	72,081

Total liabilities, noncontrolling interest and stockholders’ equity	$316,621	$412,120

(1)

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Contract	$16,757	$16,378	$35,381	$31,544
License	13,655	12,881	22,974	25,851

Total revenues	30,412	29,259	58,355	57,395

Operating expenses:
Research and development	68,869	56,306	134,842	106,516
General and administrative	10,228	11,183	18,919	22,394
Amortization of intangible assets	—	72	—	144

Total operating expenses	79,097	67,561	153,761	129,054

Loss from operations	(48,685)	(38,302)	(95,406)	(71,659)
Other income (expense):
Interest income and other, net	1,471	3,284	3,984	6,878
Interest expense	(1,254)	(1,004)	(2,215)	(2,031)

Total other income	217	2,280	1,769	4,847

Loss before noncontrolling interest in Symphony Evolution, Inc.	(48,468)	(36,022)	(93,637)	(66,812)
Loss attributed to noncontrolling interest in Symphony Evolution, Inc.	3,344	7,460	7,239	14,049

Net loss	$(45,124)	$(28,562)	$(86,398)	$(52,763)

Net loss per share, basic and diluted	$(0.43)	$(0.29)	$(0.82)	$(0.55)

Shares used in computing basic and diluted loss per share amounts	105,340	96,976	105,166	96,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(86,398)	$(52,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,561	5,141
Loss attributed to noncontrolling interest	(7,239)	(14,049)
Stock-based compensation expense	11,293	9,721
Amortization of intangibles	—	144
Other	592	323
Changes in assets and liabilities:
Other receivables	(417)	19,342
Prepaid expenses and other current assets	(2,050)	(3,396)
Other assets	(3,536)	(484)
Accounts payable and other accrued expenses	1,994	10,734
Other long-term liabilities	1,330	2,764
Deferred revenue	(29,317)	18,054

Net cash used in operating activities	(107,187)	(4,469)

Cash flows from investing activities:
Purchases of investments held by Symphony Evolution, Inc.	(468)	(1,280)
Proceeds on sale of investments held by Symphony Evolution, Inc.	9,027	11,658
Purchases of property and equipment	(11,534)	(9,401)
Changes in restricted cash and investments	1,544	717
Proceeds from maturities of marketable securities	43,301	91,455
Proceeds from sale of marketable securities	5,400	—
Purchases of marketable securities	(9,279)	(108,194)

Net cash provided by (used in) investing activities	37,991	(15,045)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	294	6,392
Proceeds from employee stock purchase plans	2,142	1,741
Proceeds from notes payable and bank obligations	13,619	—
Principal payments on notes payable and bank obligations	(7,269)	(6,312)

Net cash provided by financing activities	8,786	1,821

Effect of foreign exchange rate changes on cash and cash equivalents	—	(69)

Net decrease in cash and cash equivalents	(60,410)	(17,762)
Cash and cash equivalents, at beginning of period	135,457	123,369

Cash and cash equivalents, at end of period	$75,047	$105,607

Non-cash investing and financing activities:
Warrants issued in conjunction with Deerfield financing agreement	$3,438	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the period presented have been included. Operating results for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2009 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on February 25, 2008.

In 2006, we adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st. Fiscal year 2006, a 52-week year, ended on December 29, 2006, fiscal year 2007, a 52-week year, ended on December 28, 2007 and fiscal year 2008, a 53-week year, will end on January 2, 2009. For convenience, references in these Condensed Consolidated Financial Statements and Notes as of and for the fiscal year ended December 28, 2007 are indicated on a calendar year basis ended December 31, 2007, and as of and for the three- and six-month periods ended June 29, 2007 and June 27, 2008 are indicated as ending June 30, 2007 and 2008, respectively.

Basis of Consolidation

The consolidated financial statements include the accounts of Exelixis and those of our wholly owned subsidiaries as well as one variable interest entity, Symphony Evolution, Inc., for which we are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). All significant intercompany balances and transactions have been eliminated.

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

Level 3—unobservable inputs.

The adoption of SFAS 157 did not have a material effect on our financial condition and results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure requirement is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities	$54,813	$114,201	$—	$169,014
Investments held by Symphony	22,376	—	—	22,376

Total	$77,189	$114,201	$—	$191,390

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on our consolidated results or operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

NOTE 2. Comprehensive Loss

Comprehensive loss represents net loss plus the results of certain stockholders’ equity changes, which are comprised of unrealized gains and losses on available-for-sale securities and foreign currency cumulative translation adjustments during 2007, not reflected in the consolidated statements of operations. Comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(45,124)	$(28,562)	$(86,398)	$(52,763)
(Decrease) increase in unrealized gains on available-for-sale securities	(634)	51	103	26
Decrease in foreign cumulative translation adjustment	—	(29)	—	(69)

Comprehensive loss	$(45,758)	$(28,540)	$(86,295)	$(52,806)

NOTE 3. Stock-Based Compensation

Under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), we recorded and allocated employee stock-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development expense	$3,662	$2,992	$7,212	$5,440
General and administrative expense	1,937	1,784	4,031	3,562

Total employee stock-based compensation expense	$5,599	$4,776	$11,243	$9,002

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

	Stock Options		ESPP
	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Weighted average fair value of awards	$4.17	$5.87	$2.75	$2.97
Risk-free interest rate	3.12%	4.72%	2.53%	5.07%
Dividend yield	0%	0%	0%	0%
Volatility	61%	59%	57%	52%
Expected life	5.2 years	4.9 years	0.5 years	0.5 years

	Stock Options		ESPP
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average fair value of awards	$4.65	$5.14	$3.05	$2.89
Risk-free interest rate	3.20%	4.69%	3.27%	5.09%
Dividend yield	0%	0%	0%	0%
Volatility	61%	60%	55%	52%
Expected life	5.2 years	4.9 years	0.5 years	0.5 years

A summary of all stock option activity for the six month period ended June 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	20,718,661	$10.32
Granted	3,047,332	8.41
Exercised	(46,324)	6.34
Cancelled	(1,133,366)	10.19

Options outstanding at June 30, 2008	22,586,303	$10.07	7.1 years	$72,833

Exercisable at June 30, 2008	12,551,416	$10.77	5.7 years	$72,833

As of June 30, 2008, $41.6 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 2.64 years.

NOTE 4. Research and Collaboration Agreements

Bristol-Myers Squibb

In December 2006, we entered into a worldwide collaboration with Bristol-Myers Squibb Company, which became effective in January 2007, to collaborate in the discovery, development and commercialization of novel targeted therapies for the treatment of cancer. We are responsible for discovery and preclinical development of small molecule drug candidates directed against mutually selected targets. In January 2007, Bristol-Myers Squibb made an upfront payment of $60.0 million to us for which we granted Bristol-Myers Squibb the right to select up to three investigational new drug, or IND, candidates from six of our future compounds. We are recognizing the upfront payment as revenue over the estimated four-year research term.

For each IND candidate selected we are entitled to receive a $20.0 million selection milestone payment from Bristol-Myers Squibb. Once selected, Bristol-Myers Squibb will lead the further development and commercialization of the selected IND candidates. In addition, we have the right to opt in to co-develop and co-promote the selected IND candidates, in which case we will equally share all development costs and profits in the United States. If we opt-in, we will be responsible for 35% of all development costs related to clinical trials intended to support regulatory approval in both the United States and the rest of the world, with the remaining 65% to be paid by Bristol-Myers Squibb. If we do not opt in to co-promote the selected IND candidates, we could be entitled to receive milestones and royalties in lieu of profits from sales in the United States. Outside of the United States, Bristol-Myers Squibb will have primary responsibility for development activities and we will be entitled to receive royalties on product sales. Once we opt in to co-develop and co-promote an IND candidate, we have the right thereafter to opt out after any clinical trial of the IND candidate. After exercising its co-development option, Bristol-Myers Squibb may, upon notice to us, terminate the agreement as to any product containing or comprising the selected candidate. In the event of such termination election, Bristol-Myers Squibb’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize certain collaboration compounds that were discovered.

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

Genentech

In December 2006, we entered into a worldwide co-development agreement with Genentech, Inc. for the development and commercialization of XL518, a small-molecule inhibitor of MEK. Genentech paid upfront and milestone payments of $25.0 million in December 2006 and $15.0 million in January 2007 upon signing of the agreement and with the submission of an IND for XL518. We expect to recognize the upfront and milestone payments as revenue over the estimated research term of 33 months.

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

GlaxoSmithKline

In October 2002, we established a collaboration with SmithKlineBeecham Corporation, which does business as GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. The collaboration involved three agreements: (i) a Product Development and Commercialization Agreement (“PDA”), (ii) a Stock Purchase and Stock Issuance Agreement and (iii) a Loan and Security Agreement (“LSA”).

Under the LSA, we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by the intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest becomes due in three annual installments, beginning on October 27, 2009. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions.

In June 2008, we were informed by GlaxoSmithKline that the development term under the PDA would not be extended. Accordingly, the development term will conclude on October 27, 2008. GlaxoSmithKline previously selected XL880 and will be able to choose one additional compound from among XL184, XL281, XL228, XL820 and XL844. For periods prior to the quarter ended June 30, 2008, revenues from upfront payments, premiums paid on equity purchases and milestones had been recognized assuming that the development term would be extended through the longest contractual period of October 27, 2010. However, as a result of the development term concluding on the earliest scheduled end date under the PDA, the remaining deferred revenues will be recognized through October 27, 2008. The change in the estimated development term increased our revenues by $8.6 million for the three month period ended June 30, 2008.

NOTE 5. Deerfield Credit Facility

On June 4, 2008, Exelixis entered into a Facility Agreement with Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited (collectively, the “Deerfield Entities”), pursuant to which the Deerfield Entities agreed to loan to us up to $150.0 million. We may draw down on the loan facility in $15.0 million increments through December 4, 2009, with any amounts drawn being due on June 4, 2013. We are under no obligation to draw down on the loan facility and at any time prior to any draw downs, we may terminate the loan facility without penalty. Pursuant to the Facility Agreement, we paid the Deerfield Entities a one time transaction fee of $3.8 million, or 2.5% of the loan facility. In addition, we are obligated to pay an annual commitment fee of $3.4 million, or 2.25% of the loan facility, that is payable quarterly and will be recognized as interest expense as incurred. Any outstanding balances under the loan facility will accrue interest at a rate of 6.75% per annum compounded annually and can be repaid at any time with shares of our common stock, subject to certain restrictions, or in cash.

Pursuant to the Facility Agreement, we issued six-year warrants to the Deerfield Entities to purchase 1,000,000 shares of our common stock at an exercise price of $7.40 per share. In addition, upon drawing on the loan facility, we must issue additional warrants as follows: (a) for each of the first through fifth disbursements, warrants to purchase an aggregate of 400,000 shares of our common stock at an exercise price equal of $7.40 per share and (b) for each disbursement, warrants to purchase an aggregate of 800,000 shares of our common stock at an exercise price equal to 120% of the average of the Volume Weighted Average Price (as defined in the Facility Agreement) of our common stock for each of the 15 trading days beginning with the trading day following receipt by the Deerfield Entities of a disbursement request. If we were to draw the entire loan facility, we would be required to grant warrants to purchase an aggregate of 11,000,000 shares of our common stock.

The warrants issued upon signing of the Facility Agreement were assigned a value of $3.4 million using the Black-Scholes option pricing model. The related assumptions were as follows: risk-free interest rate of 3.41%, expected life of six years, volatility of 62% and expected dividend yield of 0%. The value of the warrants and the one time transaction fee of $3.8 million have been included as deferred charges under “Other assets” on the accompanying consolidated balance sheet and will be expensed as interest expense over the five year term of the loan facility. The value of the warrants is also included in “Additional paid-in-capital” on the accompanying consolidated balance sheet.

NOTE 6. Equipment Line of Credit

In June 2008, we drew down $13.6 million under our Loan and Security Agreement with Silicon Valley Bank, dated May 22, 2002, as amended. This amended agreement provides for an additional equipment line of credit in the amount of up to $30.0 million with a draw down period of approximately 2 years. Each advance must be repaid in 48 equal, monthly installments of principal, plus accrued interest, at an annual rate of 0.75%. The loan facility requires security in the form of a non-interest bearing certificate of deposit account with the bank. The collateral balance of $13.6 million was recorded in the accompanying consolidated balance sheet as “Cash and cash equivalents” and “Marketable securities” as the deposit is not restricted to withdrawal.

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

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report, the financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission, or SEC, on February 25, 2008. Operating results are not necessarily indicative of results that may occur in future periods. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Our development portfolio being developed internally includes the following compounds in clinical development:

Compound	Principal Targets	Indication	Stage of Development
XL184*	MET, VEGFR2, RET	Cancer	Phase 3
XL647**	EGFR, HER2, VEGFR2	Cancer	Phase 2
XL820*	KIT, VEGFR2, PDGFR	Cancer	Phase 2
XL281*	RAF	Cancer	Phase 1
XL019	JAK2	Cancer	Phase 1
XL844*	CHK1, CHK2	Cancer	Phase 1
XL228*	IGF1R , ABL, SRC	Cancer	Phase 1
XL147	PI3K	Cancer	Phase 1
XL765	PI3K, mTOR	Cancer	Phase 1

*	Pursuant to our product development and commercialization agreement with GlaxoSmithKline, GlaxoSmithKline has the option to develop two compounds in our product pipeline. GlaxoSmithKline previously selected XL880 and may select one additional compound from among XL184, XL281, XL228, XL820 and XL844. As more fully described below, on June 27, 2008 we announced that our six year collaboration with GlaxoSmithKline will conclude on October 27, 2008, as scheduled.

**	Out-licensed to Symphony Evolution, Inc., or SEI, and subject to a repurchase option as described more fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Though not represented in the table above, we also have compounds in preclinical development that we are developing internally.

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

Our development portfolio supported primarily by our collaboration partners includes the following compounds in preclinical and clinical development:

Compound	Partner	Principal Targets	Indication	Stage of Development
XL880	GlaxoSmithKline	MET, VEGFR2	Cancer	Phase 2
XL518*	Genentech	MEK	Cancer	Phase 1
XL652	Bristol-Myers Squibb	LXR	Metabolic and cardiovascular diseases	Phase 1
XL139	Bristol-Myers Squibb	Hedgehog	Cancer	Phase 1
XL550	Daiichi-Sankyo	MR	Metabolic and cardiovascular diseases	Preclinical
FXR	Wyeth Pharmaceuticals	FXR	Metabolic and liver disorders	Preclinical

*	We will continue to be responsible for the phase 1 clinical trial until the point that a maximum tolerated dose, or MTD, is determined. After MTD is achieved, Genentech will be responsible for completing the phase 1 clinical trial and subsequent clinical development.

Recent Developments

XL184 Update

In June 2008, we were notified by the U.S. Food and Drug Administration, or the FDA, that it had completed its review of a clinical trial protocol for XL184 in patients with unresectable, locally advanced, or metastatic medullary thryroid cancer (MTC) and agreed that our proposed phase 3 registration trial may be initiated. In July 2008, the phase 3 registration trial of XL184 was initiated. This clinical trial is a randomized, placebo-controlled, double-blinded study of XL184 as single-agent therapy in 315 patients with unresectable, locally advanced, or metastatic MTC. Patients are randomized in a 2:1 ratio to receive XL184 or placebo administered as a daily oral dose. Results from this phase 3 clinical trial could allow us to evaluate the clinical benefit of XL184 in this population for which no standard of care is currently available.

Additional studies with XL184 have recently been initiated to complement the phase 3 registration trial in patients with MTC as part of our strategy to rapidly advance compounds into areas of high unmet medical need while potentially expanding into broader commercial markets by demonstrating activity in major tumor types. A phase 1/2 clinical trial of XL184 as a single agent and in combination with erlotinib was recently initiated in patients with non-small cell lung cancer. In addition, a phase 2 clinical trial of XL184 in patients with glioblastoma multiforme is ongoing.

On July 28, 2008, we announced that proof-of-concept for XL184 had been achieved under our collaboration with GlaxoSmithKline and that we submitted the corresponding data report to GlaxoSmithKline. If GlaxoSmithKline selects XL184, we would earn a $55.0 million milestone, which would be creditable by GlaxoSmithKline against outstanding amounts under our loan with GlaxoSmithKline, and potentially we would receive commercialization milestones, royalties on product sales, and certain co-promotion rights in North America. We anticipate a decision from GlaxoSmithKline by late October 2008.

Conclusion of Collaboration with GlaxoSmithKline

In June 2008, we announced that our six-year collaboration with GlaxoSmithKline will conclude on October 27, 2008, as scheduled. Under the terms of our development and commercialization agreement with GlaxoSmithKline, GlaxoSmithKline has the right to select up to two of the compounds in the collaboration for further development and commercialization. GlaxoSmithKline previously selected XL880 and will be able to choose one additional compound from among XL184, XL281, XL228, XL820 and XL844.

As noted above, we have submitted the data report for XL184 to GlaxoSmithKline and anticipate a decision by GlaxoSmithKline regarding XL184 by late October 2008. If GlaxoSmithKline selects XL184, we would earn a $55.0 million selection milestone, which would be creditable by GlaxoSmithKline against outstanding amounts under our loan with GlaxoSmithKline, and potentially we would receive commercialization milestones, royalties on product sales, and certain co-promotion rights in North America. If GlaxoSmithKline does not select XL184, we will be required to submit to GlaxoSmithKline data reports for XL281, XL228, XL820 and XL844, and GlaxoSmithKline will have 30 days from the date we submit the data reports to select one of these compounds. If GlaxoSmithKline selects one of these compounds, we potentially would be entitled to a selection milestone of $27.5 million, which would not be payable unless and until GlaxoSmithKline takes the compound to proof-of-concept. Such milestone would be creditable by GlaxoSmithKline against outstanding amounts under our loan with GlaxoSmithKline, and potentially we would receive commercialization milestones, royalties on product sales, and certain co-promotion rights in North America.

We will have the right to develop and commercialize compounds not selected by GlaxoSmithKline, either alone or in collaboration with partners. As a result of the conclusion of the collaboration, our exclusivity obligations will be limited to the compounds selected by GlaxoSmithKline. We will have the right to perform additional discovery, development and commercialization efforts against any collaboration target or compound that does not infringe upon the intellectual property associated with compounds selected by GlaxoSmithKline for further development and commercialization.

Entry into Credit Facility

In June 2008, we entered into a Facility Agreement with Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited, which we collectively refer to as the Deerfield Entities, pursuant to which the Deerfield Entities agreed to loan us up to $150.0 million, subject to certain conditions. We may draw down on the facility in $15.0 million increments at any time through December 4, 2009 and are not subject to any limitations on the number of incremental draw downs we can make at any one time. We are under no obligation to draw down on the facility and may terminate the Facility Agreement without penalty at any time. In consideration for these rights, the Deerfield Entities received a one time transaction fee equal to 2.5% of the aggregate amount of the facility and will continue to receive an annual commitment fee of 2.25% of the aggregate amount of the facility, payable on a quarterly basis during the term of the Facility Agreement. The outstanding principal and interest under the loan, if any, is due by June 4, 2013, and, at our option, can be repaid at any time with shares of our common stock that have been registered under the Securities Act of 1933, as amended, with certain restrictions, or in cash. Interest under the loan will not accrue until we draw down on the facility, at which time interest will begin to accrue at a rate of 6.75% per annum compounded annually on the outstanding principal amount of the facility. The Deerfield Entities also have limited rights to accelerate repayment of the loan upon certain changes of control of our company or an event of default.

In accordance with the terms of the Facility Agreement, we issued the Deerfield Entities warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $7.40 per share. If we draw down under the Facility Agreement, we would be required to issue to the Deerfield Entities additional warrants to purchase shares of our common stock. We also entered into a registration rights agreement, pursuant to which we agreed to file registration statements intended to cover the resale of shares of our common stock subject to issuance upon the exercise of the warrants or shares issued in connection with an event of default or repayment of the facility.

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

Company-specific Factors

Our financial performance is driven by many factors, including:

•

Clinical Trials. We currently have multiple compounds in clinical development and expect to continue to advance more compounds into clinical trials. Our compounds may fail to show adequate safety or efficacy in clinical testing. Furthermore, predicting the timing of the initiation or completion of clinical trials is exceedingly difficult and our trials may be delayed due to many factors, including factors outside of our control. The future development path of each of our compounds depends upon the results of each stage of clinical development and our analysis of each compound’s clinical and commercial potential. In general, we will incur increased operating expenses for compounds that advance to the next stage of clinical development, whereas expenses will end for compounds that do not warrant further clinical development.

•

Liquidity. As of June 30, 2008, we had $189.8 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by Symphony Evolution, Inc., or SEI, of $22.4 million and restricted cash and investments of $5.7 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI, funds available under the Facility Agreement with the Deerfield Entities and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and depend on many factors, including the timing of key events in our agreements with GlaxoSmithKline and SEI that may require us to use available capital significantly earlier than we currently anticipate. We will have to obtain additional funding in order to support our plans for the aggressive development of our broad clinical and preclinical pipelines. Our minimum liquidity needs are also determined by certain financial covenants contained in our loan and security agreement with GlaxoSmithKline, which require us to maintain working capital (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue, but includes amounts available for borrowing under the Facility Agreement) of at least $25.0 million and cash and investments (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) of at least $50.0 million. We are also required to maintain certain cash balances in order to access the Deerfield Facility. Our ability to raise additional funds may be severely impaired if any of our product candidates fails to show adequate safety or efficacy in clinical testing.

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

•

GlaxoSmithKline Compound Selection. Pursuant to our product development and commercialization agreement with GlaxoSmithKline, GlaxoSmithKline had the option to elect to develop up to three of our compounds from the programs specified in the product development and commercialization agreement. In December 2007, GlaxoSmithKline exercised its development option for XL880. As a result of GlaxoSmithKline’s exercise of this option and the announced conclusion of our collaboration as scheduled in October 2008, GlaxoSmithKline has the right to select from the identified programs one additional compound from XL184, XL281, XL228, XL820 and XL844. We have submitted the data report for XL184 to GlaxoSmithKline and anticipate a decision by GlaxoSmithKline regarding XL184 by late October 2008. If GlaxoSmithKline selects XL184, we would earn a $55.0 million selection milestone, which would be creditable by GlaxoSmithKline against outstanding amounts under our loan with GlaxoSmithKline, and potentially we would receive commercialization milestones, royalties on product sales, and certain co-promotion rights in North America. If GlaxoSmithKline does not select XL184, we will be required to submit to GlaxoSmithKline data reports for XL281, XL228, XL820 and XL844, and GlaxoSmithKline will have 30 days from the date we submit the data reports to select one of these compounds. If GlaxoSmithKline selects one of these compounds, we potentially would be entitled to a selection milestone of $27.5 million, which would not be payable unless and until GlaxoSmithKline takes the compound to proof-of-concept. Such milestone would be creditable by GlaxoSmithKline against outstanding amounts under our loan with GlaxoSmithKline, and potentially we would receive commercialization milestones, royalties on product sales, and certain co-promotion rights in North America.

•

Symphony Evolution, Inc. In 2005, we licensed three of our compounds, XL647, XL784 and XL999, to SEI in return for an $80.0 million investment for the clinical development of these compounds. We have an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire XL647, XL784 and XL999 at our sole discretion. We do not have the right to repurchase a single product candidate without also repurchasing the other two product candidates. The purchase option price, which may be paid in cash and/or shares of our common stock, at our sole discretion, would be equal to the sum of (1) the total amount of capital invested in SEI by its investors ($80.0 million) and (2) an amount equal to 25% per year on such funded capital, compounded from the time of funding. As a result, the purchase option price for the compounds licensed to SEI increases over time. The phase 2 clinical development program for XL647 is ongoing, and GlaxoSmithKline has declined to exercise its development option for XL647. We are in discussions with potential partners and with SEI regarding the future clinical development of XL647 and related funding. The initiation of a previously announced proposed phase 2 clinical trial comparing XL647 with doublet chemotherapy as a first-line treatment in non-small cell lung cancer remains dependent on the outcome of these discussions. In order to retain rights to XL647 after the expiration of the purchase option period, our agreements with SEI require us to reacquire XL647, XL784 and XL999 from SEI’s investors through the exercise of our exclusive purchase option. In December 2007, we discontinued the development of XL999, and in January 2008, GlaxoSmithKline declined to exercise its option to further develop and commercialize XL784. We do not intend to invest further in the development of XL784, but will seek a partner with which to take the compound forward, which would also require us to repurchase all three compounds from SEI’s investors. In order to repurchase the compounds, we would need to raise additional funds to cover the purchase price or issue to SEI’s investors a substantial number of shares of our common stock.

•

Deerfield Facility. In June 2008, we entered into the Facility Agreement with the Deerfield Entities pursuant to which the Deerfield Entities agreed to loan to us up to $150.0 million, subject to certain conditions. We may draw down on the facility in $15.0 million increments at any time until December 2009. The outstanding principal and interest under the loan, if any, is due by June 4, 2013, and, at our option, can be repaid at any time with shares of our common stock, subject to certain restrictions, or in cash. Interest under the loan does not accrue until we draw down on the facility, at which time interest will begin to accrue at a rate of 6.75% per annum compounded annually on the outstanding principal amount of the facility. The Deerfield Entities also have limited rights to accelerate repayment of the loan upon certain changes of control of Exelixis or an event of default. Pursuant to the Facility Agreement, we paid the Deerfield Entities a one time transaction fee of $3.8 million or 2.5% of the loan facility and we are obligated to pay an annual commitment fee of $3.4 million or 2.25% of the loan facility, payable quarterly. If we draw down under the Facility Agreement, we would be required to issue to the Deerfield Entities additional warrants to purchase shares of our common stock. If we draw down under the Facility Agreement, there is no assurance that the conditions to our ability to repay the loan in shares of our common stock would be satisfied at the time that any outstanding principal and interest under the loan is due, in which case we would be obligated to repay the loan in cash, or that events permitting acceleration of the loan will not occur, in which event we would be required to repay any outstanding principal and interest sooner than anticipated.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Except as noted below, there have been no changes during the six months ended June 30, 2008 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Level 3—unobservable inputs.

The adoption of SFAS 157 did not have a material effect on our financial condition and results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure requirement is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair-value of our financial assets that were measured on a recurring basis as of June 30, 2008 (in thousands).

	Level 1	Level 2	Level 3	Total
Marketable securities	$54,813	$114,201	$—	$169,014
Investments held by Symphony	22,376	—	—	22,376

Total	$77,189	$114,201	$—	$191,390

The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. There is a small degree of variation in the pricing sources for these securities; however the potential differences in the estimate of fair value for our available-for-sale securities are immaterial.

Fiscal Year Convention

In 2006, we adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st. Fiscal year 2006, a 52-week year, ended on December 29, 2006, fiscal year 2007, a 52-week year, ended on December 28, 2007 and fiscal year 2008, a 53-week year, will end on January 2, 2009. For convenience, references in this report as of and for the fiscal year ended December 28, 2007 are indicated on a calendar year basis, ending December 31, 2007 and as of and for the three- and six-month periods ended June 29, 2007 and June 27, 2008 are indicated as ending June 30, 2007 and 2008, respectively.

Results of Operations

Revenues

Total revenues by category, as compared to the prior year periods, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Contract revenue:
Research and development funding	$7.3	$13.6	$15.2	$25.9
Milestones	9.4	2.8	20.2	5.6
License revenue:
Amortization of upfront payments, including premiums paid on equity purchases	13.7	12.9	23.0	25.9

Total revenues	$30.4	$29.3	$58.4	$57.4

Dollar increase	$1.2		$1.0
Percentage increase	4%		2%

The decrease in research and development funding revenue for the three months ended June 30, 2008, as compared to the comparable period for the prior year, was primarily due to the exclusion of $2.8 million of revenues associated with our former subsidiary Artemis Pharmaceuticals GmbH, which is no longer consolidated as a result of the sale of 80.1% of our ownership in 2007. In addition, the research funding under the collaboration agreements with Agrigenetics, Inc. and Daiichi Sankyo Company Limited ended in 2007, resulting in a decrease of $0.9 million and $0.8 million, respectively. We also had a decrease of $0.9 million in funding under two of our agreements with Bristol-Myers Squibb in accordance with the contractual terms.

The decrease in research and development funding revenue for the six months ended June 30, 2008, as compared to the comparable period for the prior year, was primarily due to the exclusion of $5.5 million of revenues associated with Artemis and a decrease of $1.7 million in funding under two of our agreements with Bristol-Myers Squibb. In addition, we had decreases of $1.5 million related to our collaboration with Daiichi-Sankyo and $0.9 million related to our collaboration with Agrigenetics, both of which ended in 2007.

The increase in milestone revenues for the three months ended June 30, 2008, as compared to the comparable period for the prior year, was primarily due to the acceleration of $4.4 million in deferred revenues under our collaboration with GlaxoSmithKline, which will conclude in October 2008. In periods prior to the quarter ended June 30, 2008, revenues from upfront payments, premiums paid on equity purchases and milestones had been recognized assuming that the development term would be extended through the longest contractual period of October 27, 2010. However, as a result of the development term concluding on the earliest scheduled end date under the collaboration, the remaining deferred revenues will be recognized through October 27, 2008. In addition, we recognized $1.3 million in revenues associated with the $20.0 million milestone achieved under collaboration with Bristol-Myers Squibb for various oncology programs and $0.5 million in revenues recognized associated with the $3.0 million milestone achieved under our co-development collaboration with Genentech.

The increase in milestone revenues for the six months ended June 30, 2008, as compared to the comparable period for the prior year, was primarily due to the recognition of $7.4 million in revenues associated with the $20.0 million milestone achieved under our collaboration with Bristol-Myers Squibb for various oncology programs. In addition, we accelerated the recognition of $4.4 million in deferred revenues under our collaboration with GlaxoSmithKline, and recognized $1.8 million in revenues associated with the $3.0 million milestone achieved under our co-development collaboration with Genentech.

The increase in the amortization of upfront payments for the three months ended June 30, 2008, as compared to the comparable period in the prior year, was primarily due to the acceleration of $4.2 million in deferred revenues under our collaboration with GlaxoSmithKline. This increase is partially offset by a decrease in revenues of $3.6 million relating to the conclusion of the amortization of the upfront payments from Daiichi-Sankyo in December 2007.

The decrease in the amortization of upfront payments for the six months ended June 30, 2008, as compared to the comparable period for the prior year, including amortization of premiums paid for equity purchases, relates to the conclusion of the amortization of the upfront payments from Daiichi-Sankyo in December 2007, resulting in decreased license revenues of $7.7 million, which were partially offset by an increase in revenues of $4.2 million relating to the acceleration of revenues under the GlaxoSmithKline agreement.

Research and Development Expenses

Total research and development expenses, as compared to the prior year periods, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development expenses	$68.9	$56.3	$134.8	$106.5
Dollar increase	$12.6		$28.3
Percentage increase	22%		27%

Research and development expenses consist primarily of personnel expenses, stock-based compensation, clinical trials, consulting, laboratory supplies and general corporate costs.

The increase for the three month period ended June 30, 2008, as compared to the comparable period in 2007, resulted primarily from the following:

•

Clinical Trials—Clinical trial expenses, which include services performed by third-party contract research organizations and other vendors, increased by $9.7 million, or 75%, primarily due to start-up activities for a phase 3 clinical trial for XL184, phase 2 clinical trial activity for XL184, XL647 and XL820, additional phase 1 clinical trial activity for XL019, XL147, XL228, XL281 and XL765, and preclinical studies for XL413 and XL888. The increase was also due in part to start-up activities for a phase 3 clinical trial for XL647 that we determined in May 2008 not to commence. These increases were partially offset by a decline in expense associated with XL999 and XL784 phase 2 clinical trial activities and a decline in expenses related to XL880 due to the transfer of XL880 to GlaxoSmithKline in March 2008.

•

Personnel—Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, increased by $2.7 million, or 15%, primarily due to the expanded workforce supporting drug development operations to advance our clinical and preclinical development programs.

•

General Corporate Costs—There was an increase of $1.7 million, or 19%, in the allocation of general corporate costs (such as facilities costs, property taxes and insurance) to research and development, which primarily reflected the growth of the research and development function compared to the general and administrative function.

•	Laboratory Supplies— Laboratory supplies expense decreased by $1.2 million, or 19%, primarily due to cost savings measures implemented during 2008.

The increase for the six month period ended June 30, 2008, as compared to the comparable period in 2007, resulted primarily from the following:

•

Clinical Trials—Clinical trial expenses increased by $18.4 million, or 76%, primarily due to start-up activities for a phase 3 clinical trial for XL184, phase 2 clinical trial activity for XL184, XL647 and XL820, additional phase 1 clinical trial activity for XL019, XL147, XL228, XL281 and XL765, and preclinical studies for XL413 and XL888. The increase was also due in part to start-up activities for a phase 3 clinical trial for XL647 that we determined in May 2008 not to commence. These increases were partially offset by a decline in expense associated with XL999 and XL784 phase 2 clinical trial activities and a decline in expenses related to XL880 due to the transfer of XL880 to GlaxoSmithKline in March 2008.

•	Personnel—Personnel expense increased by $7.3 million, or 21%, primarily due to the expanded workforce supporting drug development operations.

•

General Corporate Costs—There was an increase of $3.9 million, or 23%, in the allocation of general corporate costs (such as facilities costs, property taxes and insurance) to research and development, which primarily reflected the growth of the research and development function compared to the general and administrative function.

•

Stock-Based Compensation—Stock-based compensation expense increased by $1.7 million, or 31%, primarily due to the expanded workforce supporting drug development operations to advance our clinical and preclinical development programs.

•

Cost Reimbursement—As a result of our contract research agreement with Agrigenetics we received research and development funding of $2.7 million that was recognized as a reduction to research and development expense.

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

General and Administrative Expenses

Total general and administrative expenses, as compared to the prior year periods, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
General and administrative expenses	$10.2	$11.2	$18.9	$22.4
Dollar decrease	$(1.0)		$(3.5)
Percentage decrease	9%		16%

General and administrative expenses consist primarily of personnel expenses, employee stock-based compensation expense, facility costs and consulting and professional expenses, such as legal and accounting fees. The decreases in expenses for the three- and six-month periods ended June 30, 2008, as compared to the comparable periods in 2007, were primarily due to an increase of $1.7 million and $3.9 million, respectively, in the allocation of general corporate costs (such as facilities costs, property taxes and insurance) to research and development, which primarily reflected the growth of the research and development function compared to the general and administrative function. These decreases were partially offset by increases in consulting expense of $0.5 million in both periods.

Total Other Income

Total other income, as compared to the prior year periods, was as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total other income	$0.2	$2.3	$1.8	$4.8
Dollar decrease	$(2.1)		$(3.1)
Percentage decrease	90%		64%

Total other income consists primarily of interest income earned on cash and cash equivalents, short-term and long-term marketable securities and investments held by SEI, partially offset by interest expense incurred on our notes payable, bank obligations, convertible loans and the Facility Agreement with the Deerfield Entities. The decreases in total other income for the three- and six-month periods ended June 30, 2008, as compared to the comparable periods in 2007, were primarily due to lower average cash and investment balances and lower average interest rates.

In June 2008, we entered into the $150.0 million Facility Agreement with the Deerfield Entities for which we paid a one time transaction fee of $3.8 million and issued warrants with a fair value of $3.4 million. The transaction fee and the value of the warrants are being expensed as interest expense over the five year term of the loan facility. In addition, we are required to pay an annual commitment fee of $3.4 million that will be recognized as interest expense as incurred.

Noncontrolling Interest in Symphony Evolution, Inc.

Pursuant to the agreements that we entered into with SEI and certain other parties in June 2005, we consolidate SEI’s financial condition and results of operations in accordance with FIN 46R. Accordingly, we have deducted the losses attributable to the noncontrolling interest (SEI’s losses) from our net loss in the consolidated statement of operations and we have also reduced the noncontrolling interest holders’ ownership interest in SEI in the consolidated balance sheet by SEI’s losses. The noncontrolling interest holders’ ownership in the consolidated balance sheet was $6.2 million as of June 30, 2008. Once SEI’s losses are in excess of the noncontrolling interest holders’ ownership, SEI’s losses will no longer be deducted from our net losses through the end of 2008. For the three-month period ended June 30, 2008, the loss attributed to the noncontrolling interest holders was $3.3 million, as compared to $7.5 million for the comparable period in 2007, and for the six month period ended June 30, 2008, the loss attributed to the noncontrolling interest holders was $7.2 million, as compared to $14.0 million for the comparable period in 2007. The decreases in the losses attributed to the noncontrolling interest holders for the three- and six-month periods ended June 30, 2008, as compared to the comparable periods in 2007, were primarily due to decreased development expenses associated with XL784 and XL999. In December 2007, we discontinued the development program for XL999, and, in January 2008, GlaxoSmithKline declined to exercise its option to further develop and commercialize XL784. We do not intend to invest further in the development of XL784.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the six months ended June 30, 2008 and 2007, respectively (in thousands):

	Six Months Ended June 30,
	2008	2007
Net loss	$(86,398)	$(52,763)
Adjustments to reconcile net loss to net cash used in operating activities	11,207	1,280
Changes in operating assets and liabilities	(31,996)	47,014

Net cash used in operating activities	(107,187)	(4,469)
Net cash provided by (used in) investing activities	37,991	(15,045)
Net cash provided by financing activities	8,786	1,821
Effect of foreign exchange rate changes on cash and cash equivalents	—	(69)

Net decrease in cash and cash equivalents	(60,410)	(17,762)
Cash and cash equivalents, at beginning of period	135,457	123,369

Cash and cash equivalents, at end of period	$75,047	$105,607

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income. We have also financed certain of our research and development activities under our agreements with SEI. As of June 30, 2008, we had $189.8 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by SEI of $22.4 million and restricted cash and investments of $5.7 million. In addition, as of June 30, 2008, approximately $47.6 million of cash and cash equivalents and marketable securities served as collateral for bank lines of credit.

Operating Activities

Our operating activities used cash of $107.2 million for the six months ended June 30, 2008, compared to $4.5 million for the comparable period in 2007. Cash used by operating activities for the 2008 period related primarily to our net loss of $86.4 million, losses attributed to noncontrolling interest and to a decrease in deferred revenues, which was partially due to the acceleration of revenue recognition under our GlaxoSmithKline collaboration. These uses of cash by operating activities were partially offset by non-cash charges of stock-based compensation expense and depreciation and amortization expense. Cash used in operating activities for the 2007 period primarily related to our net loss of $52.8 million and losses attributed to noncontrolling interest, which were partially offset by changes in other receivables, deferred revenues and non-cash charges.

Cash used in our operating activities increased by $102.7 million for the six months ended June 30, 2008, as compared to the comparable period in 2007. This increase was primarily driven by the increase in our net loss and a decrease in deferred revenues, other receivables, other assets, and accounts payable and other accrued expenses. The increase in our net loss of $33.6 million was primarily driven by the continued advancement and expansion of our clinical trial activity. The decrease in deferred revenues of $47.4 million primarily related to the recognition of revenues under our Bristol-Myers Squibb and Genentech collaborations for which we received $75.0 million during the six month period ended June 30, 2007 and the acceleration of revenues under our collaboration with GlaxoSmithKline, which will conclude in October 2008. As of June 30, 2008, we had received cash payments from collaborators leading to most of our $63.8 million in deferred revenues that we expect to recognize as revenue of the next 12-month period.

Investing Activities

Our investing activities provided cash of $38.0 million for the six months ended June 30, 2008, compared to cash used of $15.0 million for the comparable period in 2007. Cash provided by investing activities for the 2008 period was primarily driven by proceeds of $48.7 million from the sale and maturities of our marketable securities and the sale of $9.0 million of investments held by SEI. This cash inflow was partially offset by purchases of property and equipment of $11.5 million and marketable securities purchases of $9.3 million. The proceeds provided by maturities or sale of our marketable securities and the sale of investments by SEI were used to fund our operations. We expect to continue to make significant investments in property and equipment to support our expanding operations.

Cash used in investing activities for the 2007 period was primarily driven by purchases of marketable securities of $108.2 million and purchases of property and equipment of $9.4 million. These uses of cash were partially offset by proceeds of $91.5 million from the maturities of marketable securities and $11.7 million from the sales of investments held by SEI.

Financing Activities

Our financing activities provided cash of $8.8 million for the six months ended June 30, 2008, compared to $1.8 million for the comparable period in 2007. Cash provided by our financing activities for the 2008 period was primarily due to proceeds of $13.6 million from our notes payable and bank obligations and $2.4 million from the exercise of stock options and the issuance of stock under the employee stock purchase plan. These increases were partially offset by principal payments on notes payable and bank obligations of $7.3 million. Cash provided by our financing activities for the 2007 period was due to proceeds of $6.4 million from the exercise of stock options and proceeds of $1.7 million from our employee stock purchase plan, which was partially offset by $6.3 million of principal payments on notes payable and bank obligations.

We finance property and equipment purchases through equipment financing facilities, such as notes and bank obligations. Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes. Over the next several years, we are required to make certain payments on notes, bank obligations and loans from collaborators. In June 2008, we entered into the Facility Agreement with the Deerfield Entities for which the Deerfield Entities agreed to loan to us up to $150.0 million, subject to certain conditions. We may draw down on the facility in $15.0 million increments at any time until December 2009. The outstanding principal and interest under the loan, if any, is due by June 4, 2013, and, at our option, can be repaid at any time with shares of our common stock, subject to certain restrictions, or in cash.

Cash Requirements

We have incurred net losses since inception, including a net loss of $45.1 million for the three-month period ended June 30, 2008 and $86.4 million for the six-month period ended June 30, 2008, and we expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI, funds available under the Facility Agreement with the Deerfield Entities and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly sooner than we currently anticipate. These factors include:

•

the timing and progress of the clinical development of our product candidate XL647, which is out-licensed to SEI – The phase 2 clinical development program for XL647 is ongoing, and GlaxoSmithKline has declined to exercise its development option for XL647. We are in discussions with potential partners and with SEI regarding the future clinical development of XL647 and related funding. The initiation of a previously announced proposed phase 2 clinical trial comparing XL647 with doublet chemotherapy as a first-line treatment in non-small cell lung cancer remains dependent on the outcome of these discussions. In order to retain rights to XL647 after the expiration of the purchase option period, our agreements with SEI require us to reacquire XL647, XL784 and XL999 from SEI’s investors through the exercise of our exclusive purchase option, which is described elsewhere in this report. We do not have the right to repurchase a single product candidate without also repurchasing the other two product candidates. In December 2007, we discontinued the development program for XL999, and, in January 2008, GlaxoSmithKline declined to exercise its option to further develop and commercialize XL784. We do not intend to invest further in the development of XL784, but will seek a partner with which to take the compound forward, which would also require us to repurchase all three compounds from SEI’s investors. The purchase option price, which may be paid in cash and/or shares of our common stock, at our sole discretion, would be equal to the sum of (1) the total amount of capital invested in SEI by its investors ($80.0 million) and (2) an amount equal to 25% per year on such funded capital, compounded from the time of funding. As a result, the purchase option price for the compounds licensed to SEI increases over time;

•

whether and when GlaxoSmithKline selects for further development and commercialization any additional product candidate – Under the amended product development and commercialization agreement between us and GlaxoSmithKline, any milestone payments relating to product candidates remaining under the product development and commercialization agreement must be used to pay down our loan with GlaxoSmithKline as long as the loan is outstanding. As of June 30, 2008, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $100.3 million. We have submitted the data report for XL184 to GlaxoSmithKline and anticipate a decision by GlaxoSmithKline regarding XL184 by late October 2008. If GlaxoSmithKline selects XL184, we would earn a $55.0 million selection milestone. If GlaxoSmithKline does not select XL184, then GlaxoSmithKline will have the right to select one of XL281, XL228, XL820 or XL844. If GlaxoSmithKline selects one of these compounds, we potentially would be entitled to a selection milestone of $27.5 million, which would not be payable unless and until GlaxoSmithKline takes the compound to proof-of-concept. In December 2007, GlaxoSmithKline exercised its option to further develop and commercialize XL880. As XL880 was the first compound selected by GlaxoSmithKline under the product development and commercialization agreement, the entire $35.0 million selection milestone for XL880 was retained by GlaxoSmithKline to offset a milestone payment that GlaxoSmithKline paid to us in 2005 in connection with the amendment of the product development and commercialization agreement and was not used to pay down the loan;

•

whether and when we draw funds under our Facility Agreement with the Deerfield Entities—In June 2008, we entered into the Facility Agreement with the Deerfield Entities pursuant to which the Deerfield Entities agreed to loan to us up to $150.0 million, subject to certain conditions. We may draw down on the facility in $15.0 million increments at any time until December 2009. The outstanding principal and interest under the loan, if any, is due by June 4, 2013, and, at our option, can be repaid at any time with shares of our common stock, subject to certain restrictions, or in cash. Interest under the loan does not accrue until we draw down on the facility, at which time interest will begin to accrue at a rate of 6.75% per annum compounded annually on the outstanding principal amount of the facility. The Deerfield Entities also have limited rights to accelerate repayment of the loan upon certain changes of control of Exelixis or an event of default. Pursuant to the Facility Agreement, we paid the Deerfield Entities a one time transaction fee of $3.8 million, or 2.5% of the loan facility, and we are obligated to pay an annual commitment fee of $3.4 million, or 2.25% of the loan facility, payable quarterly. If we draw down under the Facility Agreement, we would be required to issue to the Deerfield Entities additional warrants to purchase shares of our common stock. If we draw down under the Facility Agreement, there is no assurance that the conditions to our ability to repay the loan in shares of our common stock would be satisfied at the time that any outstanding principal and interest under the loan is due, in which case we would be obligated to repay the loan in cash, or that events permitting acceleration of the loan will not occur, in which event we would be required to repay any outstanding principal and interest sooner than anticipated;

•

the level of payments received under existing collaboration agreements, licensing agreements and other arrangements as well as our ability to enter into new collaboration agreements, licensing agreements and other arrangements that provide additional payments;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents and marketable securities that serve as collateral for bank lines of credit;

•	the progress and scope of our collaborative and independent clinical trials and other research and development projects;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights;

•	the cost of any acquisitions of or investments in businesses, products and technologies; and

•	the cost and timing of establishing or contracting for sales, marketing and distribution capabilities.

In addition, we will have to obtain additional funding in order to stay in compliance with financial covenants contained in our collaboration with GlaxoSmithKline. Our loan and security agreement with GlaxoSmithKline dated October 28, 2002, as amended, contains financial covenants pursuant to which our working capital must not be less than $25.0 million and our cash and investments must not be less than $50.0 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all outstanding obligations thereunder. We are also required to maintain certain cash balances in order to access the Deerfield Facility.

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

We have contractual obligations in the form of operating leases, notes payable and licensing agreements. The following chart details our contractual obligations as of June 30, 2008 (in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Licensing agreements	$482	$482	$—	$—	$—
Notes payable and bank obligations	42,864	17,770	20,602	4,492	—
Convertible loans (2)	100,283	—	66,855	33,428	—
Operating leases	170,101	19,177	36,998	37,966	75,960

Total contractual cash obligations	$313,730	$37,429	$124,455	$75,886	$75,960

(1)	In June 2008, we entered into the Facility Agreement pursuant to which the Deerfield Entities agreed to loan to us up to $150.0 million. We are obligated to pay an annual commitment fee of $3.4 million or 2.25% of the loan facility, payable quarterly. We are under no obligation to draw down on the loan facility and at any time prior to any draw downs, we may terminate the loan facility without penalty. As a result, such amounts are not included in this table.

(2)	Includes interest payable on the convertible loans of $15.3 million. The debt and interest payable can be repaid in cash or common stock at our election. In June 2008, we were informed by GlaxoSmithKline that the development term under our collaboration will conclude on October 27, 2008, as scheduled. As a result of the development term ending as scheduled, the first payment of principal $28.3 million plus accrued interest will be due in October 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at June 30, 2008 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of

June 30, 2008 and December 31, 2007, respectively. As of June 30 2008 and December 31, 2007, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $1.6 million and $1.4 million, respectively.

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

As of June 30, 2008, we had $189.8 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by SEI of $22.4 million and restricted cash and investments of $5.7 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI, funds available under the Facility Agreement with the Deerfield Entities, and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

the timing and progress of the clinical development of our product candidate XL647, which is out-licensed to SEI – The phase 2 clinical development program for XL647 is ongoing, and GlaxoSmithKline has declined to exercise its development option for XL647. We are in discussions with potential partners and with SEI regarding the future clinical development of XL647 and related funding. The initiation of a previously announced proposed phase 2 clinical trial comparing XL647 with doublet chemotherapy as a first-line treatment in non-small cell lung cancer remains dependent on the outcome of these discussions. In order to retain rights to XL647 after the expiration of the purchase option period, our agreements with SEI require us to reacquire XL647, XL784 and XL999 from SEI’s investors through the exercise of our exclusive purchase option, which is described elsewhere in this report. We do not have the right to repurchase a single product candidate without also repurchasing the other two product candidates. In December 2007, we discontinued the development program for XL999, and, in January 2008, GlaxoSmithKline declined to exercise its option to further develop and commercialize XL784. We do not intend to invest further in the development of XL784, but will seek a partner with which to take the compound forward, which would also require us to repurchase all three compounds from SEI’s investors. The purchase option price, which may be paid in cash and/or shares of our common stock, at our sole discretion, would be equal to the sum of (1) the total amount of capital invested in SEI by its investors ($80.0 million) and (2) an amount equal to 25% per year on such funded capital, compounded from the time of funding. As a result, the purchase option price for the compounds licensed to SEI increases over time;

•

whether and when GlaxoSmithKline selects for further development and commercialization any additional product candidate – Under the amended product development and commercialization agreement between us and GlaxoSmithKline, any milestone payments relating to product candidates remaining under the product development and commercialization agreement must be used to pay down our loan with GlaxoSmithKline as long as the loan is outstanding. As of June 30, 2008, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $100.3 million. We have submitted the data report for XL184 to GlaxoSmithKline and anticipate a decision by GlaxoSmithKline regarding XL184 by late October 2008. If GlaxoSmithKline selects XL184, we would earn a $55.0 million selection milestone. If GlaxoSmithKline does not select XL184, then GlaxoSmithKline will have the right to select one of XL281, XL228, XL820 or XL844. If GlaxoSmithKline selects one of these compounds, we potentially would be entitled to a selection milestone of $27.5 million, which would not be payable unless and until GlaxoSmithKline takes the compound to proof-of-concept. In December 2007, GlaxoSmithKline exercised its option to further develop and commercialize XL880. As XL880 was the first compound selected by GlaxoSmithKline under the product development and commercialization agreement, the entire $35.0 million selection milestone for XL880 was retained by GlaxoSmithKline to offset a milestone payment that GlaxoSmithKline paid to us in 2005 in connection with the amendment of the product development and commercialization agreement and was not used to pay down the loan;

•

whether and when we draw funds under our Facility Agreement with the Deerfield Entities—In June 2008, we entered into the Facility Agreement with the Deerfield Entities pursuant to which the Deerfield Entities agreed to loan to us up to $150.0 million, subject to certain conditions. We may draw down on the facility in $15.0 million increments at any time until December 2009. The outstanding principal and interest under the loan, if any, is due by June 4, 2013, and, at our option, can be repaid at any time with shares of our common stock, subject to certain restrictions, or in cash. Interest under the loan does not accrue until we draw down on the facility, at which time interest will begin to accrue at a rate of 6.75% per annum compounded annually on the outstanding principal amount of the facility. The Deerfield Entities also have limited rights to accelerate repayment of the loan upon certain changes of control of Exelixis or an event of default. Pursuant to the Facility Agreement, we paid the Deerfield Entities a one time transaction fee of $3.8 million, or 2.5% of the loan facility, and we are obligated to pay an annual commitment fee of $3.4 million, or 2.25% of the loan facility, payable quarterly. If we draw down under the Facility Agreement, we would be required to issue to the Deerfield Entities additional warrants to purchase shares of our common stock. If we draw down under the Facility Agreement, there is no assurance that the conditions to our ability to repay the loan in shares of our common stock would be satisfied at the time that any outstanding principal and interest under the loan is due, in which case we would be obligated to repay the loan in cash, or that events permitting acceleration of the loan will not occur, in which event we would be required to repay any outstanding principal and interest sooner than anticipated;

•

the level of payments received under existing collaboration agreements, licensing agreements and other arrangements as well as our ability to enter into new collaboration agreements, licensing agreements and other arrangements that provide additional payments;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents and marketable securities that serve as collateral for bank lines of credit;

•	the progress and scope of our collaborative and independent clinical trials and other research and development projects;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights;

•	the cost of any acquisitions of or investments in businesses, products and technologies; and

•	the cost and timing of establishing or contracting for sales, marketing and distribution capabilities.

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

In addition, we will have to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, as part of our collaboration with GlaxoSmithKline, we entered into the loan and security agreement, which, as amended, contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue, but includes amounts available for borrowing under the Facility Agreement) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of June 30, 2008, our “working capital” was $253.4 million (including $150 million available for borrowing under the Facility Agreement) and our “cash and investments” were $184.2 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $100.3 million at June 30, 2008. Principal and accrued interest under the loan becomes due in three annual installments beginning on October 27, 2009. We are also required to maintain certain cash balances in order to access the Deerfield Facility.

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

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*

We have incurred net losses since inception, including a net loss of $45.1 million for the three-month period ended June 30, 2008 and $86.4 million for the six-month period ended June 30, 2008. As of that date, we had an accumulated deficit of $878.0 million. We expect our losses in 2008 to increase as compared to 2007 and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our pharmaceutical product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. Except for revenues associated with the transgenic mouse business of our former German subsidiary, Artemis Pharmaceuticals, GmbH, or Artemis, our only revenues to date are license revenues and revenues under contracts with our partners. In December 2007, we sold 80.1% of our ownership interest in Artemis, and will not recognize revenue associated with Artemis in future periods. The amount of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our technologies and undertake product development. We currently have numerous product candidates in various stages of clinical development and we anticipate filing additional IND applications for additional product candidates within the next 12 months. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

If any of these agreements is not renewed or is terminated early, whether unilaterally or by mutual agreement, or if we are unable to enter into new collaboration agreements on commercially acceptable terms, our revenues and product development efforts could suffer. Our collaboration with GlaxoSmithKline will conclude in October 2008. Our agreements with Bristol-Myers Squibb, Genentech, Daiichi-Sanko and Wyeth Pharmaceuticals contain early termination provisions. In addition, from time to time we review and assess certain aspects of our collaborations, partnerships and agreements and may amend or terminate, either by mutual agreement or pursuant to any applicable early termination provisions, such collaborations, partnerships or agreements if we deem them to be no longer in our economic or strategic interests. We may not be able to enter into new collaboration agreements on similar or superior financial terms to offset the loss of revenue from the termination or expiration of any of our existing arrangements, and the timing of new collaboration agreements may have a material adverse effect on our ability to continue to successfully meet our objectives.

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

At our 2008 annual meeting of stockholders held on May 1, 2008, the stockholders were asked to vote upon:

1.	The election of four Class III directors for a three-year term until the 2011 annual meeting of stockholders. The nominees for election to these positions were Stelios Papadopoulos, Ph.D., George A. Scangos, Ph.D., Frank McCormick, Ph.D. and Lance Willsey, M.D.; and

2.	The ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 2, 2009.

The results of the matters presented at the annual meeting, based on the presence in person or by proxy of holders of record of 90,774,422 shares of the 105,073,846 shares of our common stock entitled to vote, were as follows:

1.	The election of each of Drs. Papadopoulos, Scangos, McCormick and Willsey as directors of the Company until the 2011 annual meeting of stockholders, and until his successor is elected and qualified, or until his earlier death, resignation or removal, was approved as follows:

	VOTES FOR	WITHHELD
Stelios Papadopoulos, Ph.D.	90,338,801	435,621
George A. Scangos, Ph.D.	90,206,369	568,053
Frank McCormick, Ph.D.	90,443,254	331,168
Lance Willsey, M.D.	86,056,955	4,717,467

Our Class I directors, Charles Cohen, Ph.D., George Poste, D.V.M., Ph.D., and Jack Wyszomierski, will each continue to serve on the Board of Directors until the 2009 annual meeting of stockholders and until his successor is elected and qualified, or until his earlier death, resignation or removal. Our Class II directors, Alan M. Garber, M.D., Ph.D., Vincent T. Marchesi, M.D., Ph.D. and Carl B. Feldbaum, Esq., will each continue to serve on the Board of Directors until the 2010 annual meeting of stockholders and until his successor is elected and qualified, or until his earlier death, resignation or removal.

2.	The ratification of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 2, 2009 was approved as follows:

For	Against	Abstain	Broker Non-Vote
90,514,477	94,613	165,332	0

ITEM 6.	EXHIBITS

(a) Exhibits

The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2008	EXELIXIS, INC.

/s/ Frank Karbe
Frank Karbe Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc. (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc. (2)

3.3	Amended and Restated Bylaws of Exelixis, Inc. (3)

4.1	Specimen Common Stock Certificate. (1)

4.2	Form of Warrant, dated June 9, 2005, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC. (4)

4.3	Form of Warrant, dated June 13, 2006, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC. (5)

4.4	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC. (4)

4.5	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued or issuable to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited (6)

4.6	Fourth Amended and Restated Registration Rights Agreement, dated February 26, 1999, among Exelixis, Inc. and certain Stockholders of Exelixis, Inc. (1)

4.7	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto. (7)

4.8	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto. (7)

4.9	Registration Rights Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC. (4)

4.10	Registration Rights Agreement between Exelixis, Inc. and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited dated June 4, 2008 (6)

10.1	First Amendment dated May 31, 2008 to Lease Agreement, dated September 14, 2007, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.

10.2*	Facility Agreement between Exelixis, Inc. and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited dated June 4, 2008 (6)

10.3*	Second Amendment to the Product Development and Commercialization Agreement, dated as of June 13, 2008, by and between SmithKlineBeecham Corporation d/b/a GlaxoSmithKline and Exelixis, Inc.

10.4*	Fourth Amendment to the Loan and Security Agreement, dated as of July 10, 2008, by and between SmithKlineBeecham Corporation d/b/a GlaxoSmithKline and Exelixis, Inc.

10.5*	Letter Agreement, dated June 26, 2008, between Exelixis, Inc. and Bristol-Myers Squibb Company

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment requested for certain portions of this exhibit

**	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

(1)	Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-1 (File No. 333-96335), as filed with the Securities and Exchange Commission on February 7, 2000, as amended, and incorporated herein by reference.

(2)	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 5, 2004 and incorporated herein by reference.

(3)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 4, 2007 and incorporated herein by reference.

(4)	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005 and incorporated herein by reference.

(5)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2006 and incorporated herein by reference.

(6)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2008 and incorporated herein by reference.

(7)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 21, 2004 and incorporated herein by reference.