Form 10-Q
period 2008-09-26
EXELIXIS INC
filed 2008-10-27
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

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

As of October 17, 2008 there were 105,599,680 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2008	December 31, 2007 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,230	$135,457
Marketable securities	26,159	105,153
Investments held by Symphony Evolution, Inc.	18,473	30,935
Other receivables	1,820	6,087
Prepaid expenses and other current assets	6,760	6,151

Total current assets	117,442	283,783
Restricted cash and investments	4,854	7,238
Long-term marketable securities	21,434	20,747
Property and equipment, net	38,683	34,664
Goodwill	63,684	63,684
Other assets	8,666	2,004

Total assets	$254,763	$412,120

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,342	$9,288
Accrued clinical trial liabilities	26,674	21,651
Other accrued expenses	4,827	7,594
Accrued compensation and benefits	17,828	14,480
Current portion of notes payable and bank obligations	16,945	15,767
Deferred revenue	45,266	64,105

Total current liabilities	118,882	132,885
Notes payable and bank obligations	21,433	20,747
Convertible loans	85,000	85,000
Other long-term liabilities	27,338	24,924
Deferred revenue	25,556	63,053

Total liabilities	278,211	326,609

Noncontrolling interest in Symphony Evolution, Inc.	3,510	13,430
Commitments
Stockholders’ equity (deficit):
Common stock	106	105
Additional paid-in-capital	889,313	863,127
Accumulated other comprehensive income	178	499
Accumulated deficit	(916,555)	(791,650)

Total stockholders’ equity (deficit)	(26,958)	72,081

Total liabilities, noncontrolling interest and stockholders’ equity (deficit)	$254,763	$412,120

(1)

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Contract	$16,665	$17,496	$52,047	$49,040
License	13,267	9,329	36,240	35,180

Total revenues	29,932	26,825	88,287	84,220

Operating expenses:
Research and development	65,670	58,643	200,512	165,159
General and administrative	8,867	10,757	27,786	33,151
Amortization of intangible assets	—	51	—	195

Total operating expenses	74,537	69,451	228,298	198,505

Loss from operations	(44,605)	(42,626)	(140,011)	(114,285)
Other income (expense):
Interest income and other, net	1,090	2,908	5,072	9,786
Interest expense	(2,171)	(970)	(4,386)	(3,001)
Gain on sale of business	4,500	18,808	4,500	18,808

Total other income	3,419	20,746	5,186	25,593

Loss before noncontrolling interest in Symphony Evolution, Inc.	(41,186)	(21,880)	(134,825)	(88,692)
Loss attributed to noncontrolling interest in Symphony Evolution, Inc.	2,680	8,184	9,920	22,233

Net loss	$(38,506)	$(13,696)	$(124,905)	$(66,459)

Net loss per share, basic and diluted	$(0.36)	$(0.14)	$(1.19)	$(0.68)

Shares used in computing basic and diluted loss per share amounts	105,548	98,551	105,294	97,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(124,905)	$(66,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,822	7,988
Loss attributed to noncontrolling interest	(9,920)	(22,233)
Stock-based compensation expense	17,081	14,950
Amortization of intangibles	—	195
Gain on sale of business	(4,500)	(18,808)
Other	1,009	559
Changes in assets and liabilities:
Other receivables	(233)	18,441
Prepaid expenses and other current assets	(609)	(3,673)
Other assets	(3,191)	(602)
Accounts payable and other accrued expenses	5,790	18,003
Other long-term liabilities	2,414	3,928
Deferred revenue	(56,336)	3,886

Net cash used in operating activities	(163,578)	(43,825)

Cash flows from investing activities:
Purchases of investments held by Symphony Evolution, Inc.	(601)	(1,836)
Proceeds on sale of investments held by Symphony Evolution, Inc.	13,063	18,192
Purchases of property and equipment	(13,925)	(14,150)
Proceeds on sale of business	9,000	18,000
Changes in restricted cash and investments	2,384	1,557
Proceeds from maturities of marketable securities	51,172	141,187
Proceeds from sale of marketable securities	32,571	—
Purchases of marketable securities	(5,619)	(173,091)

Net cash provided by (used in) investing activities	88,045	(10,141)

Cash flows from financing activities:
Proceeds from sale of stock, net of offering costs	—	71,897
Proceeds from exercise of stock options and warrants	299	7,821
Proceeds from employee stock purchase plans	2,142	1,742
Proceeds from notes payable and bank obligations	13,619	—
Principal payments on notes payable and bank obligations	(11,754)	(9,285)

Net cash provided by financing activities	4,306	72,175

Effect of foreign exchange rate changes on cash and cash equivalents	—	(252)

Net (decrease) increase in cash and cash equivalents	(71,227)	17,957
Cash and cash equivalents, at beginning of period	135,457	123,369

Cash and cash equivalents, at end of period	$64,230	$141,326

Non-cash investing and financing activities:
Warrants issued in conjunction with Deerfield financing agreement	3,438	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the period presented have been included. Operating results for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the 2008 fiscal year or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on February 25, 2008.

In 2006, we adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st. Fiscal year 2006, a 52-week year, ended on December 29, 2006, fiscal year 2007, a 52-week year, ended on December 28, 2007 and fiscal year 2008, a 53-week year, will end on January 2, 2009. For convenience, references in these Condensed Consolidated Financial Statements and Notes as of and for the fiscal year ended December 28, 2007 are indicated on a calendar year basis as ending December 31, 2007, and as of and for the three- and nine-month periods ended September 28, 2007 and September 26, 2008 are indicated as ending September 30, 2007 and 2008, respectively.

Basis of Consolidation

The consolidated financial statements include the accounts of Exelixis and those of our wholly owned subsidiaries as well as one variable interest entity, Symphony Evolution, Inc., (“SEI”), for which we are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). All significant intercompany balances and transactions have been eliminated.

Cash and Investments

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We invest in high-grade, short-term commercial paper and money market funds, which are subject to lower credit and market risk.

All marketable securities are classified as available-for-sale and are carried at fair value. We view our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are stated at fair value based upon quoted market prices of the securities. We have classified certain investments as cash and cash equivalents or marketable securities that collateralize loan balances, however they are not restricted to withdrawal. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. Realized gains and losses, net, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

As of September 30, 2008, unrealized losses were primarily due to the current economic crisis in addition to changes in interest rates. Based on the scheduled maturities of our marketable securities we concluded that some of the unrealized losses in our investment securities are other-than-temporary. Accordingly, we recorded an impairment charge of $0.2 million in interest income and other, net, during the quarter ended September 30, 2008 in order to write down the carrying value of these securities to estimated fair value.

Fair Value Measurements

As of January 1, 2008, we adopted FASB Statement of Financing Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require any new fair value measurements in GAAP. SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be utilized for financial reporting purposes. The fair value of our financial instruments reflect the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of SFAS 157 did not have a material effect on our financial condition and results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure requirement is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable securities	$63,282	$55,497	$—	$118,779
Investments held by Symphony Evolution, Inc.	18,473	—	—	18,473

Total	$81,755	$55,497	$—	$137,252

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Emerging Issues Task Force (“EITF”) 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on our consolidated results or operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated results of operations and financial condition. SFAS 160 could change our accounting for the noncontrolling interest in SEI, a variable interest entity which we consolidate. Under current accounting standards, we do not allocate losses to the noncontrolling interest in SEI such that the carrying value of the noncontrolling interest is reduced below zero. Under SFAS 160, we would allocate losses to the noncontrolling interest in SEI such that the noncontrolling interest could have a negative carrying value.

NOTE 2. Comprehensive Loss

Comprehensive loss represents net loss plus the results of certain stockholders’ equity changes, which are comprised of unrealized gains and losses on available-for-sale securities and foreign currency cumulative translation adjustments, not reflected in the consolidated statements of operations. Comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(38,506)	$(13,696)	$(124,905)	$(66,459)
Net (decrease) increase in unrecognized gains on available-for-sale securities	(424)	36	(321)	62
Decrease in foreign cumulative translation adjustment	—	(121)	—	(190)

Comprehensive loss	$(38,930)	$(13,781)	$(125,226)	$(66,587)

NOTE 3. Stock-Based Compensation

Under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), we recorded and allocated employee stock-based compensation expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development expense	$3,773	$3,021	$10,985	$8,461
General and administrative expense	1,990	1,869	6,021	5,431

Total employee stock-based compensation expense	$5,763	$4,890	$17,006	$13,892

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

	Stock Options		ESPP
	Three Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Weighted average fair value of awards	$3.48	$6.12	$2.42	$3.25
Risk-free interest rate	3.25%	4.71%	1.73%	5.01%
Dividend yield	0%	0%	0%	0%
Volatility	61%	59%	59%	52%
Expected life	5.2 years	4.9 years	0.5 years	0.5 years

	Stock Options		ESPP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average fair value of awards	$4.53	$5.26	$2.83	$3.02
Risk-free interest rate	3.20%	4.69%	2.72%	5.06%
Dividend yield	0%	0%	0%	0%
Volatility	61%	60%	56%	52%
Expected life	5.2 years	4.9 years	0.5 years	0.5 years

A summary of all stock option activity for the nine month period ended September 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	20,718,661	$10.32
Granted	3,384,382	8.20
Exercised	(47,074)	6.35
Cancelled	(1,359,082)	9.99

Options outstanding at September 30, 2008	22,696,887	$10.03	6.8 years	$503,880

Exercisable at September 30, 2008	13,342,484	$10.69	5.5 years	$247,519

As of September 30, 2008, $37.1 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 2.52 years.

NOTE 4. Research and Collaboration Agreements

Bristol-Myers Squibb

LXR Collaboration. In December 2005, we entered into a collaboration agreement with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), for the discovery, development and commercialization of novel therapies targeted against LXR, a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. This agreement became effective in January 2006, at which time we granted Bristol-Myers Squibb an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR. During the research term, we expect to jointly identify drug candidates with Bristol-Myers Squibb that are ready for investigational new drug (“IND”) -enabling studies. After the selection of an Exelixis drug candidate for further clinical development by Bristol-Myers Squibb, Bristol-Myers Squibb has agreed to be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and sales/marketing activities for the selected drug candidate. After Bristol-Myers Squibb’s selection, except in certain termination scenarios described below, we would not have rights to reacquire the selected drug candidate.

Under the collaboration agreement, Bristol-Myers Squibb paid us a nonrefundable upfront payment in the amount of $17.5 million and was obligated to provide research and development funding of $10.0 million per year for an initial research period of two years. In August 2007, the collaboration was extended at Bristol-Myers Squibb’s request through January 2009, for which they paid us additional research funding of $7.5 million. In addition, the collaboration agreement was amended to grant Bristol-Myers Squibb an option to extend the research period for an additional one-year term, through January 2010.

2007 Cancer Collaboration. In December 2006, we entered into a worldwide collaboration with Bristol-Myers Squibb, which became effective in January 2007, to collaborate in the discovery, development and commercialization of novel targeted therapies for the treatment of cancer. We are responsible for discovery and preclinical development of small molecule drug candidates directed against mutually selected targets. In January 2007, Bristol-Myers Squibb made an upfront payment of $60.0 million to us for which we granted Bristol-Myers Squibb the right to select up to three IND candidates from six of our future compounds. We are recognizing the upfront payment as revenue over the estimated four-year research term.

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

In January 2008, Bristol-Myers Squibb exercised its option to develop and commercialize compound XL139, which entitled us to a selection milestone payment of $20.0 million that we received in February 2008. In addition, we exercised our option under the collaboration agreement to co-develop and co-commercialize XL139 in the United States and share expenses and profits. We will be entitled to receive double-digit royalties on product sales of co-developed and co-commercialized products associated with XL139 outside of the United States.

Genentech

In December 2006, we entered into a worldwide co-development agreement with Genentech, Inc. (“Genentech”), for the development and commercialization of XL518, a small-molecule inhibitor of MEK. Genentech paid us upfront and milestone payments of $25.0 million in December 2006 and $15.0 million in January 2007 upon signing of the agreement and with the submission of an IND for XL518. We expect to recognize the upfront and milestone payments as revenue over the estimated research term of 33 months.

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

In June 2008, we were informed by GlaxoSmithKline that the development term under the existing PDA would not be extended. Accordingly, the original development term concluded on October 27, 2008, as scheduled. GlaxoSmithKline previously selected XL880 and had the right to choose one additional compound from among XL184, XL281, XL228, XL820 and XL844. For periods prior to the quarter ended June 30, 2008, revenues from upfront payments, premiums paid on equity purchases and milestones had been recognized assuming that the development term would be extended through the longest contractual period of October 27, 2010. However, as a result of the development term concluding on the earliest scheduled end date under the PDA, the remaining deferred revenues will be recognized through October 27, 2008. The change in the estimated development term increased our total revenues by $8.6 million and $17.3 million for the three and nine month periods ended September 30, 2008, respectively.

In July 2008, we achieved proof-of-concept for XL184 and submitted the corresponding data report to GlaxoSmithKline. On October 22, 2008, GlaxoSmithKline notified us in writing that it decided not to select XL184 for further development and commercialization and that it waived its right to select XL281, XL228, XL820 and XL844 for further development and commercialization. As a result of the conclusion of the six-year collaboration, our exclusivity obligations are limited to XL880. Going forward, we have the right to develop and commercialize all compounds in the collaboration not selected by GlaxoSmithKline, either alone or in collaboration with partners, subject to a 3% royalty payment to GlaxoSmithKline on sales of any products incorporating XL184, or XL647 in the event we exercise our option to reacquire rights to the compound.

NOTE 5. Deerfield Credit Facility

On June 4, 2008, we entered into a Facility Agreement with Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited (collectively, the “Deerfield Entities”), pursuant to which the Deerfield Entities agreed to loan to us up to $150.0 million. We may draw down on the loan facility in $15.0 million increments through December 4, 2009, with any amounts drawn being due on June 4, 2013. We are under no obligation to draw down on the loan facility and at any time prior to any draw downs, we may terminate the loan facility without penalty. Pursuant to the Facility Agreement, we paid the Deerfield Entities a one time transaction fee of $3.8 million, or 2.5% of the loan facility. In addition, we are obligated to pay an annual commitment fee of $3.4 million, or 2.25% of the loan facility, that is payable quarterly and will be recognized as interest expense as incurred. Any outstanding balances under the loan facility will accrue interest at a rate of 6.75% per annum compounded annually and can be repaid at any time with shares of our common stock, subject to certain restrictions, or in cash. If our cash and cash equivalents and marketable securities on the last day of any calendar quarter are less than $75.0 million, then we would be in default under the Facility Agreement with the Deerfield Entities, and the Deerfield Entities would have the right, among other remedies, to cancel our right to request disbursements and declare immediately due and payable any amounts accrued or payable under the Facility Agreement.

Pursuant to the Facility Agreement, we issued six-year warrants to the Deerfield Entities to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $7.40 per share. In addition, upon drawing on the loan facility, we must issue additional warrants as follows: (a) for each of the first through fifth disbursements, warrants to purchase an aggregate of 400,000 shares of our common stock at an exercise price equal of $7.40 per share and (b) for each disbursement, warrants to purchase an aggregate of 800,000 shares of our common stock at an exercise price equal to 120% of the average of the Volume Weighted Average Price (as defined in the Facility Agreement) of our common stock for each of the 15 trading days beginning with the trading day following receipt by the Deerfield Entities of a disbursement request. If we were to draw the entire loan facility, we would be required to grant warrants to purchase an aggregate of 11,000,000 shares of our common stock.

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

As of September 30, 2008, we had not drawn down under the Facility Agreement.

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

NOTE 7. Sale of Plant Trait Business

On September 4, 2007, we sold to Agrigenetics, Inc. (“Agrigenetics”), a wholly-owned subsidiary of The Dow Chemical Company, assets used for crop trait discovery and granted to Agrigenetics licenses to certain other related assets and intellectual property. As consideration for these assets and licenses, Agrigenetics paid us $18.0 million upon execution and $4.5 million in September 2008, for an aggregate of $22.5 million. Under the agreement, we have agreed to indemnify Agrigenetics and its affiliates up to a specified amount if they incur damages due to any infringement or alleged infringement of certain patents.

The transaction was accounted for as a sale of our plant trait business and we initially recognized a gain of $18.8 million, net of $0.2 million in transaction costs. The gain primarily consisted of a purchase price of $22.5 million, less a net book value of $0.3 million of property and equipment, $2.1 million of intangible assets (acquired patents) and the derecognition of $1.4 million of goodwill. We allocated goodwill to the disposed business based on the relative fair value of our plant trait business to Exelixis (excluding the value of the Artemis Pharmaceuticals reporting unit) on September 4, 2007, the closing date for the transaction.

In addition to the $22.5 million consideration above, in September 2008, we received $4.5 million from Agrigenetics as contingent consideration. We recognized this payment as an additional gain on sale of the business.

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

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission, or SEC, on February 25, 2008. Operating results are not necessarily indicative of results that may occur in future periods. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

To date, we have filed 15 investigational new drug applications, or INDs. We believe that our deep pool of drug candidates will enable us to continue to file multiple new INDs each year for the foreseeable future. As our compounds advance into clinical development, we expect to generate a critical mass of data that will help us to understand the full clinical and commercial potential of our product candidates. In addition to guiding the potential commercialization of our innovative therapies, these data may contribute to the understanding of disease and help improve treatment outcomes.

Our development portfolio being developed internally includes the following compounds in clinical development:

Compound	Principal Targets	Indication	Stage of Development
XL184	MET, VEGFR2, RET	Cancer	Phase 3
XL647*	EGFR, HER2, VEGFR2	Cancer	Phase 2
XL820	KIT, VEGFR2, PDGFR	Cancer	Phase 2
XL281	RAF	Cancer	Phase 1
XL019	JAK2	Cancer	Phase 1
XL844	CHK1, CHK2	Cancer	Phase 1
XL228	IGF1R , ABL, SRC	Cancer	Phase 1
XL147	PI3K	Cancer	Phase 1
XL765	PI3K, mTOR	Cancer	Phase 1
XL888	HSP90	Cancer	Phase 1**

*	Out-licensed to Symphony Evolution, Inc., or SEI, and subject to a repurchase option as more fully described below under the heading “—Certain Factors that May Affect Our Business.”

**	We anticipate that the Phase 1 trial will begin in early November 2008.

Though not represented in the table above, we also have compounds in preclinical development that we are developing internally.

Based on the strength of our expertise in biology, drug discovery and development, we have established collaborations with major pharmaceutical and biotechnology companies that allow us to retain economic participation in compounds and support additional development of our proprietary products. Through these collaborations, we obtain license fees, research funding, a share of the profits and the opportunity to receive milestone payments and royalties (as applicable) from research results and subsequent product development activities. We also have collaborations in which we retain the right to co-promote products in the United States. We have ongoing commercial collaborations with several leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb Company, or Bristol-Myers Squibb, and Genentech, Inc., or Genentech. We expect to continue to use corporate partnering as a strategic tool to cultivate our assets, help fund our operations and expand the therapeutic and commercial potential of our pipeline.

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

Recent Developments

Conclusion of Six-Year Collaboration with GlaxoSmithKline

On October 27, 2008, the development term under our six-year collaboration with SmithKlineBeecham Corporation (which does business as GlaxoSmithKline) to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology, concluded as scheduled. Under the terms of the collaboration, GlaxoSmithKline had the right to select up to two of the compounds in the collaboration for further development and commercialization. GlaxoSmithKline previously selected XL880 and had the right to choose one additional compound from among XL184, XL281, XL228, XL820, and XL844.

In July 2008, we achieved proof-of-concept for XL184 and submitted the corresponding data report to GlaxoSmithKline. On October 22, 2008, GlaxoSmithKline notified us in writing that it decided not to select XL184 for further development and commercialization and that it waived its right to select XL281, XL228, XL820 and XL844 for further development and commercialization. As a result of the conclusion of the six-year collaboration, our exclusivity obligations are limited to XL880. Going forward, we have the right to develop and commercialize all compounds in the collaboration not selected by GlaxoSmithKline, either alone or in collaboration with partners, subject to a 3% royalty payment to GlaxoSmithKline on sales of any products incorporating XL184. The foregoing royalty obligations will also apply to XL647 in the event we reacquire rights to the compound by exercising our purchase option to acquire all of the equity of SEI, as more fully described below under the heading “-Certain Factors that May Affect Our Business.”

Strategy Update

As a result of the current turmoil in the capital markets and world economy, we plan to implement a strategy that will bring our net cash usage in line with our cash, with the goal of allowing us to operate independently of the capital markets for a substantial period of time. We are seeking new collaborations for the development and ultimate commercialization of some of our clinical assets, particularly those product candidates for which we believe that the capabilities and bandwidth of a large partner can accelerate development and commercialization more quickly. We also intend to significantly reduce our total costs while maintaining resources consistent with the terms of any new collaborations. Furthermore, we intend to focus our internal later stage clinical development efforts on a limited number of programs. We believe that the most attractive compounds to develop ourselves have a lower-cost, lower-risk route to the market, usually for a niche indication, with the possibility of substantially expanding the market into major indications. We expect to further define and implement these plans during the remainder of 2008 and in early 2009.

XL413 Update

In October 2008, under our collaboration agreement with Bristol-Myers Squibb, we submitted a data report for IND candidate XL413 to Bristol-Myers Squibb. Under the terms of the collaboration, Bristol-Myers Squibb has 30 days to review the data package and determine if it will select the compound for further clinical development and commercialization. If Bristol-Myers Squibb selects XL413, we will be entitled to a $20 million milestone payment as well as the right to opt in to co-develop and co-promote XL413, in which case we will equally share all development costs and profits in the United States. If we opt-in, we would be responsible for

35% of all development costs related to XL413 clinical trials intended to support regulatory approval in both the United States and the rest of the world, with the remaining 65% to be paid by Bristol-Myers Squibb. If we do not opt in to co-promote XL413, we could be entitled to receive milestones and royalties in lieu of profits from sales in the United States. Outside of the United States, Bristol-Myers Squibb would have primary responsibility for XL413 development activities and we would be entitled to receive royalties on product sales.

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

•

Liquidity. As of September 30, 2008, we had $135.2 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by SEI, of $18.5 million and restricted cash and investments of $4.9 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI, funds available under the Facility Agreement with the Deerfield Entities and other funding that we expect to receive from collaborators, which assumes a significant level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and depend on many factors, including our plans for the aggressive development of our broad clinical and preclinical pipelines, whether we generate funds from existing or new collaborations for the development of any of our compounds and whether we repay amounts outstanding under our loan and security agreement with GlaxoSmithKline in cash or shares of our common stock. Our minimum liquidity needs are also determined by certain financial covenants contained in our loan and security agreement with GlaxoSmithKline, which require us to maintain working capital (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue, but includes amounts available for borrowing under the Facility Agreement with the Deerfield Entities) of at least $25.0 million and cash and investments (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) of at least $50.0 million. We are also required to maintain certain cash balances in order to access the Facility Agreement with the Deerfield Entities. Our ability to raise additional funds may be severely impaired if any of our product candidates fails to show adequate safety or efficacy in clinical testing.

•

Reliance on Partners. We currently have no pharmaceutical products that have received marketing approval and we have generated no revenues from the sale of such products. We do not expect to generate product revenues from the sale of pharmaceutical products in the near term and expect that all of our near term revenues, such as research and development funding and milestone and royalty revenues, will be generated from existing or new collaboration agreements with partners. Milestones under these agreements may be tied to factors that are outside of our control, such as significant clinical or regulatory events with respect to compounds that have been licensed to our partners.

•

GlaxoSmithKline Loan Repayment Obligations. In October 2002, we entered into a collaboration with GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest under the loan becomes due in three annual installments, beginning on October 27, 2009. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions. As of September 30, 2008, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $101.1 million. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and unstable market conditions may adversely impact our ability to repay the loan in shares of our common stock or result in significantly dilutive impact from any repayment of the loan in shares of our common stock. As a result, we may need to obtain additional funding, including from funds available under the Facility Agreement with the Deerfield Entities, to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock.

•

Deerfield Facility. In June 2008, we entered into the Facility Agreement with the Deerfield Entities pursuant to which the Deerfield Entities agreed to loan to us up to $150.0 million, subject to certain conditions. We may draw down on the facility in $15.0 million increments at any time until December 2009. The outstanding principal and interest under the loan, if any, is due by June 4, 2013, and, at our option, can be repaid at any time with shares of our common stock, subject to certain restrictions, or in cash. Interest under the loan does not accrue until we draw down on the facility, at which time interest will begin to accrue at a rate of 6.75% per annum compounded annually on the outstanding principal amount of the facility. The Deerfield Entities also have limited rights to accelerate repayment of the loan upon certain changes of control of Exelixis or an event of default. Pursuant to the Facility Agreement, we paid the Deerfield Entities a one time transaction fee of $3.8 million or 2.5% of the loan facility and we are obligated to pay an annual commitment fee of $3.4 million or 2.25% of the loan facility, payable quarterly. If we draw down under the Facility Agreement, we would be required to issue to the Deerfield Entities additional warrants to purchase shares of our common stock. If we draw down under the Facility Agreement, there is no assurance that the conditions to our ability to repay the loan in shares of our common stock would be satisfied at the time that any outstanding principal and interest under the loan is due, in which case we would be obligated to repay the loan in cash, or that events permitting acceleration of the loan will not occur, in which event we would be required to repay any outstanding principal and interest sooner than anticipated. As of September 30, 2008, we had not drawn down under the Facility Agreement.

•

Symphony Evolution, Inc. In 2005, we licensed three of our compounds, XL647, XL784 and XL999, to SEI in return for an $80.0 million investment for the clinical development of these compounds. We have an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire XL647, XL784 and XL999 at our sole discretion. We do not have the right to repurchase a single product candidate without also repurchasing the other two product candidates. The purchase option price, which may be paid in cash and/or shares of our common stock, at our sole discretion, would be equal to the sum of (1) the total amount of capital invested in SEI by its investors ($80.0 million) and (2) an amount equal to 25% per year on such funded capital, compounded from the time of funding. As a result, the purchase option price for the compounds licensed to SEI increases over time. In 2007 we discontinued the development of XL999 and completed the phase 2 trial for XL784; the phase 2 clinical development program for XL647 is ongoing. We are in discussions with SEI regarding the future clinical development of XL647 and XL784 and related funding. We do not intend to further develop XL647 or XL784 on our own. In light of the foregoing, in the absence of a partner, we do not anticipate using our own funds or common stock to exercise the purchase option.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Except as noted below, there have been no changes during the nine months ended September 30, 2008 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Level 3—unobservable inputs.

The adoption of SFAS 157 did not have a material effect on our financial condition and results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure requirement is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair-value of our financial assets that were measured on a recurring basis as of September 30, 2008 (in thousands).

	Level 1	Level 2	Level 3	Total
Marketable securities	$63,282	$55,497	$—	$118,779
Investments held by Symphony Evolution, Inc.	18,473	—	—	18,473

Total	$81,755	$55,497	$—	$137,252

The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. There is a small degree of variation in the pricing sources for these securities; however the potential differences in the estimate of fair value for our available-for-sale securities are immaterial. Due to the current economic crisis, the fair value of our securities could be impacted and if we conclude that these unrealized losses are other than temporary, we will record an impairment charge in other income. For the quarter ending September 30, 2008, we recorded an impairment charge of $0.2 million to write down the carrying value of our securities to estimated fair value.

Fiscal Year Convention

In 2006, we adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st. Fiscal year 2006, a 52-week year, ended on December 29, 2006, fiscal year 2007, a 52-week year, ended on December 28, 2007 and fiscal year 2008, a 53-week year, will end on January 2, 2009. For convenience, references in this report as of and for the fiscal year ended December 28, 2007 are indicated on a calendar year basis, as ending December 31, 2007, and as of and for the three- and nine-month periods ended September 28, 2007 and September 26, 2008 are indicated as ending September 30, 2007 and 2008, respectively.

Results of Operations

Revenues

Total revenues by category, as compared to the prior year periods, were as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Contract revenue:
Research and development funding	$6.3	$13.7	$21.6	$39.7
Milestones	10.3	3.8	30.5	9.3
License revenue:
Amortization of upfront payments, including premiums paid on equity purchases	13.3	9.3	36.2	35.2

Total revenues	$29.9	$26.8	$88.3	$84.2

Dollar increase	$3.1		$4.1
Percentage increase	12%		5%

The decrease in research and development funding revenue for the three months ended September 30, 2008, as compared to the comparable period for the prior year, was primarily due to the exclusion of $3.5 million of revenues associated with our former subsidiary Artemis Pharmaceuticals GmbH (“Artemis”), which is no longer consolidated as a result of the sale of 80.1% of our ownership in 2007. In addition, various collaboration agreements with Genentech, Inc. (“Genentech”), Daiichi-Sankyo Company Limited, (“Daiichi-Sankyo”) and Agrigenetics, Inc. (“Agrigenetics”), a wholly-owned subsidiary of The Dow Chemical Company, ended in 2007 and early 2008, resulting in a combined decrease of $2.5 million. We also had a decrease of $1.1 million in funding under two of our agreements with Bristol-Myers Squibb in accordance with contractual terms.

The decrease in research and development funding revenue for the nine months ended September 30, 2008, as compared to the comparable period for the prior year, was primarily due to the exclusion of $9.0 million of revenues associated with Artemis. In addition, various collaboration agreements with Genentech, Daiichi-Sankyo, and Agrigenetics, ended in 2007 and early 2008, resulting in a combined decrease of $5.8 million. We also had a decrease of $2.9 million in funding under two of our agreements with Bristol-Myers Squibb, in accordance with contractual terms.

The increase in milestone revenues for the three months ended September 30, 2008, as compared to the comparable period for the prior year, was primarily due to the acceleration of $4.4 million in deferred revenues under our collaboration with GlaxoSmithKline, for which the development term concluded on October 27, 2008. In periods prior to the quarter ended June 30, 2008, revenues from upfront payments, premiums paid on equity purchases and milestones had been recognized assuming that the development term would be extended through the longest contractual period of October 27, 2010. However, as a result of the development term concluding on the earliest scheduled end date under the collaboration, the remaining deferred revenues will be recognized through October 27, 2008. In addition, we recognized $1.3 million in revenues associated with the $20.0 million milestone achieved under collaboration with Bristol-Myers Squibb for various oncology programs and an additional $0.5 million in revenues associated with the $3.0 million milestone achieved under our co-development collaboration with Genentech.

The increase in milestone revenues for the nine months ended September 30, 2008, as compared to the comparable period for the prior year, was primarily due to the acceleration of $8.8 million in deferred revenues under our collaboration with GlaxoSmithKline, for which the development term concluded on October 27, 2008. In addition, we recognized $8.6 million in revenues associated with the $20.0 million milestone achieved under collaboration with Bristol-Myers Squibb for various oncology programs and recognized an additional $2.4 million in revenues achieved under our co-development collaboration with Genentech.

The increase in the amortization of upfront payments for the three months ended September 30, 2008, as compared to the comparable period in the prior year, was primarily due to the acceleration of $4.2 million in deferred revenues under our collaboration with GlaxoSmithKline. This increase is partially offset by a decrease in revenues of $0.6 million relating to the conclusion of the amortization of the upfront payments from Genentech related to our collaboration to discover and develop therapeutics directed against certain targets in the Notch signaling pathway, which ended in May 2008.

The increase in the amortization of upfront payments for the nine months ended September 30, 2008, as compared to the comparable period for the prior year, including amortization of premiums paid for equity purchases, was primarily due to the acceleration of $8.4 million in deferred revenues under our collaboration with GlaxoSmithKline. This increase was offset by a decrease in revenues of $7.7 million relating to the conclusion of the amortization of the upfront payments from Daiichi-Sankyo in December 2007.

Research and Development Expenses

Total research and development expenses, as compared to the prior year periods, were as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development expenses	$65.7	$58.6	$200.5	$165.2
Dollar increase	$7.1		$35.3
Percentage increase	12%		21%

Research and development expenses consist primarily of personnel expenses, stock-based compensation, clinical trials, consulting, laboratory supplies and general corporate costs.

The increase for the three month period ended September 30, 2008, as compared to the comparable period in 2007, resulted primarily from the following:

•

Clinical Trials—Clinical trial expenses, which include services performed by third-party contract research organizations and other vendors, increased by $4.0 million, or 26%, primarily due to start-up activities for a phase 3 clinical trial for XL184, phase 2 clinical trial activity for XL184 and XL647, additional phase 1 clinical trial activity for XL019, XL147, XL228 and XL765, and preclinical studies for XL413 and XL888. These increases were partially offset by a decline in expense associated with XL999 and XL784 phase 2 clinical trial activities, a decline in expense associated with XL443 for non-clinical toxicology studies performed in 2007, and a decline in expenses related to XL880 due to the transfer of XL880 to GlaxoSmithKline in March 2008.

•

General Corporate Costs—There was an increase of $3.4 million, or 41%, in the allocation of general corporate costs (such as facilities costs, property taxes and insurance) to research and development, which primarily reflected the relative growth of the research and development function compared to the general and administrative function.

•

Personnel—Personnel expense, which includes salaries, bonuses, related fringe benefits, temporaries, recruiting and relocation costs, increased by $1.5 million, or 8%, primarily due to the expanded workforce supporting drug development operations to advance our clinical and preclinical development programs.

•	Laboratory Supplies— Laboratory supplies expense decreased by $1.4 million, or 24%, primarily due to cost savings measures implemented during 2008.

The increase for the nine month period ended September 30, 2008, as compared to the comparable period in 2007, resulted primarily from the following:

•

Clinical Trials—Clinical trial expenses increased by $22.5 million, or 56%, primarily due to start-up activities for a phase 3 clinical trial for XL184, phase 2 clinical trial activity for XL184 and XL647, additional phase 1 clinical trial activity for XL147, XL228, XL281 and XL765, and preclinical studies for XL413 and XL888. The increase was also due in part to start-up activities for a phase 3 clinical trial for XL647 that we subsequently determined not to initiate. These increases were partially offset by a decline in expense associated with XL999 and XL784 phase 2 clinical trial activities, a decline in expense associated with XL443 for non-clinical toxicology studies performed in 2007, and a decline in expenses related to XL880 due to the transfer of XL880 to GlaxoSmithKline in March 2008.

•	Personnel—Personnel expense increased by $8.6 million, or 16%, primarily due to the expanded workforce supporting drug development operations.

•

General Corporate Costs—There was an increase of $7.3 million, or 29%, in the allocation of general corporate costs (such as facilities costs, property taxes and insurance) to research and development, which primarily reflected the relative growth of the research and development function compared to the general and administrative function.

•

Cost Reimbursement—As a result of our contract research agreement with Agrigenetics, we received research and development funding of $3.7 million that was recognized as a reduction to research and development expense.

•	Laboratory Supplies— Laboratory supplies expense decreased by $3.2 million, or 18%, primarily due to cost savings measures implemented during 2008.

•

Stock-Based Compensation—Stock-based compensation expense increased by $2.4 million, or 28%, primarily due to the expanded workforce supporting drug development operations to advance our clinical and preclinical development programs.

We do not track total research and development expenses separately for each of our research and development programs. We group our research and development expenses into three categories: drug discovery, development and other. Our drug discovery group utilizes a variety of high-throughput technologies to enable the rapid discovery, optimization and extensive characterization of lead compounds such that we are able to select development candidates with the best potential for further evaluation and advancement into clinical development. Drug discovery expenses relate primarily to personnel expense, lab supplies and general corporate costs. Our development group leads the development and implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. Development expenses relate primarily to clinical trial, personnel and general corporate costs. The other category primarily includes stock compensation expense.

In addition to reviewing the three categories of research and development expenses described above, we principally consider qualitative factors in making decisions regarding our research and development programs. Such factors include enrollment in clinical trials for our drug candidates, the results of and data from clinical trials, the potential indications for our drug candidates, the clinical and commercial potential for our drug candidates and competitive dynamics. We also make our research and development decisions in the context of our overall business strategy, which includes the pursuit of commercial collaborations with major pharmaceutical and biotechnology companies for the development of our drug candidates.

The expenditures summarized in the following table reflect total research and development expenses by category, including allocations for general and administrative expense (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Drug discovery	$25.6	$25.8	$78.3	$76.8
Development	35.6	27.2	109.8	71.1
Other	4.5	5.6	12.4	17.3

Total research and development expense	$65.7	$58.6	$200.5	$165.2

For the nine month period ended September 30, 2008, the programs representing the greatest portion of our research and development expenses (in approximate order of magnitude), based on estimates of the allocation of our research and development efforts and expenses among specific programs, were XL647, X184, XL147, XL765 and XL019. The expenses for these programs are included in the development category of our research and development expenses.

We currently do not have reliable estimates regarding the timing of our clinical trials. We currently estimate that typical phase 1 clinical trials last approximately one year, phase 2 clinical trials last approximately one to two years and phase 3 clinical trials last approximately two to four years. However, the length of time may vary substantially according to factors relating to the particular clinical trial, such as the type and intended use of the drug candidate, the clinical trial design and the ability to enroll suitable patients.

We also currently do not have reliable estimates of total costs for a particular drug candidate to reach the market, as there is great variability in the costs necessary to develop a drug candidate. Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may involve unanticipated additional clinical trials and may not result in receipt of the necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the drug candidates affected. In addition, clinical trials of our potential products may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval. Our development costs for a particular drug candidate may also be impacted by scope and timing of enrollment in clinical trials for the drug candidate, future decisions to study new indications for the drug candidate and whether in the future we decide to pursue development of the drug candidate with a partner or independently. Similarly, we do not have a reasonable basis to predict when or if material net cash inflows from the commercialization and sale of our drug candidates will occur. To date, we have not commercialized any of our drug candidates and in fact may never do so. For a discussion of the risks and uncertainties associated with the timing and costs of completing the development of the Company’s drug candidates, see “Part II. Item 1A. Risk Factors.”

General and Administrative Expenses

Total general and administrative expenses, as compared to the prior year periods, were as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
General and administrative expenses	$8.9	$10.8	$27.8	$33.2
Dollar decrease	$(1.9)		$(5.4)
Percentage decrease	18%		16%

General and administrative expenses consist primarily of personnel expenses, employee stock-based compensation expense, facility costs and consulting and professional expenses, such as legal and accounting fees. The decreases in expenses for the three- and nine-month periods ended September 30, 2008, as compared to the comparable periods in 2007, were primarily due to an increase of $3.4 million and $7.3 million, respectively, in the allocation of general corporate costs (such as facilities costs, property taxes and insurance) to research and development, which primarily reflected the relative growth of the research and development function compared to the general and administrative function.

Total Other Income

Total other income, as compared to the prior year periods, was as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total other income	$3.4	$20.7	$5.2	$25.6
Dollar decrease	$(17.3)		$(20.4)
Percentage decrease	84%		80%

Total other income consists primarily of interest income earned on cash and cash equivalents, short-term and long-term marketable securities and investments held by SEI, partially offset by interest expense incurred on our notes payable, bank obligations, convertible loans and the Facility Agreement with the Deerfield Entities. The decreases in total other income for the three- and nine-month periods ended September 30, 2008, as compared to the comparable periods in 2007, were primarily due to the inclusion in 2007 of the $18.8 million gain on the sale of assets recognized in conjunction with our transaction with Agrigenetics, which was accounted for as a sale of our plant trait business, in addition to lower average cash and investment balances and lower average interest rates. In September 2008, we received $4.5 million from Agrigenetics as contingent consideration and we recognized this payment in total other income, as an additional gain on sale of the business.

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

Noncontrolling Interest in Symphony Evolution, Inc.

Pursuant to the agreements that we entered into with SEI and certain other parties in June 2005, we consolidate SEI’s financial condition and results of operations in accordance with FIN 46R. Accordingly, we have deducted the losses attributable to the noncontrolling interest (SEI’s losses) from our net loss in the consolidated statement of operations and we have also reduced the noncontrolling interest holders’ ownership interest in SEI in the consolidated balance sheet by SEI’s losses. The noncontrolling interest holders’ ownership in the consolidated balance sheet was $3.5 million as of September 30, 2008. Once SEI’s losses are in excess of the noncontrolling interest holders’ ownership, SEI’s losses will no longer be deducted from our net losses through the end of 2008. For the three-month period ended September 30, 2008, the loss attributed to the noncontrolling interest holders was $2.7 million, as compared to $8.2 million for the comparable period in 2007, and for the nine month period ended September 30, 2008, the loss attributed to the noncontrolling interest holders was $9.9 million, as compared to $22.2 million for the comparable period in 2007. The decreases in the losses attributed to the noncontrolling interest holders for the three- and nine-month periods ended September 30, 2008, as compared to the comparable periods in 2007, were primarily due to decreased development expenses associated with XL784 and XL999.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the nine months ended September 30, 2008 and 2007, respectively (in thousands):

	Nine Months Ended September 30,
	2008	2007
Net loss	$(124,905)	$(66,459)
Adjustments to reconcile net loss to net cash used in operating activities	13,492	(17,349)
Changes in operating assets and liabilities	(52,165)	39,983

Net cash used in operating activities	(163,578)	(43,825)
Net cash provided by (used in) investing activities	88,045	(10,141)
Net cash provided by financing activities	4,306	72,175
Effect of foreign exchange rate changes on cash and cash equivalents	—	(252)

Net (decrease) increase in cash and cash equivalents	(71,227)	17,957
Cash and cash equivalents, at beginning of period	135,457	123,369

Cash and cash equivalents, at end of period	$64,230	$141,326

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income. We have also financed certain of our research and development activities under our agreements with SEI. As of September 30, 2008, we had $135.2 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by SEI of $18.5 million and restricted cash and investments of $4.9 million. In addition, as of September 30, 2008, approximately $39.3 million of cash and cash equivalents and marketable securities served as collateral for bank lines of credit.

Operating Activities

Our operating activities used cash of $163.6 million for the nine months ended September 30, 2008, compared to $43.8 million for the comparable period in 2007. Cash used by operating activities for the 2008 period related primarily to our net loss of $124.9 million, losses attributed to noncontrolling interest and to a decrease in cash received from collaborators, which caused a decrease in deferred revenues of $56.3 million. In addition to the decrease in cash received in 2008, the decline in deferred revenues also reflects the acceleration of $17.3 million in previously deferred revenue relating to the conclusion of our collaboration with GlaxoSmithKline, the development term for which concluded on October 27, 2008. These uses of cash by operating activities were partially offset by non-cash charges of stock-based compensation expense and depreciation and amortization expense. Cash used in operating activities for the 2007 period primarily related to our net loss of $66.5 million, losses attributed to noncontrolling interest, and a gain on the sale of our plant trait business, which were partially offset by changes in other receivables, accounts payable and other accrued expenses and non-cash charges such as stock compensation expense, amortization and depreciation.

Cash used in our operating activities increased by $119.8 million for the nine months ended September 30, 2008, as compared to the comparable period in 2007. This increase was primarily driven by the increase in our net loss and a decrease in deferred revenues and other assets. The increase in our net loss of $58.4 million was primarily driven by the continued advancement and expansion of our clinical trial activity in addition to the inclusion in 2007 of the $18.8 million gain on the sale of assets recognized in conjunction with our transaction with Agrigenetics, which was accounted for as a sale of our plant trait business. The decrease in deferred revenues of $60.2 million year over year primarily relates to a decline in cash received from collaborators in 2008, in addition to the acceleration of revenues under our collaboration with GlaxoSmithKline. As of September 30, 2008, we had received cash payments from collaborators leading to most of our $45.3 million in deferred revenues that we expect to recognize as revenue of the next 12-month period.

Investing Activities

Our investing activities provided cash of $88.0 million for the nine months ended September 30, 2008, compared to cash used of $10.1 million for the comparable period in 2007. Cash provided by investing activities for the 2008 period was primarily driven by proceeds of $83.7 million from the sale and maturities of our marketable securities and the sale of $13.1 million of investments held by SEI. In addition, in September 2008 we received the $4.5 million anniversary payment plus an additional $4.5 million of contingent consideration in association with our transaction with Agrigenetics. This cash inflow was partially offset by purchases of property and equipment of $13.9 million and marketable securities purchases of $5.6 million. The proceeds provided by maturities or sale of our marketable securities and the sale of investments by SEI were used to fund our operations. We expect to continue to make moderate investments in property and equipment to support our expanding operations.

Cash used in investing activities for the 2007 period was primarily driven by purchases of marketable securities of $173.1 million and purchases of property and equipment of $14.2 million. These uses of cash were partially offset by proceeds of $141.2 million from the maturities of marketable securities, $18.2 million from the sales of investments held by SEI, and $18.0 million in proceeds associated with the gain on the sale of assets recognized in conjunction with our transaction with Agrigenetics.

Financing Activities

Our financing activities provided cash of $4.3 million for the nine months ended September 30, 2008, compared to $72.2 million for the comparable period in 2007. Cash provided by our financing activities for the 2008 period was primarily due to proceeds of $13.6 million from our notes payable and bank obligations and $2.4 million from the exercise of stock options and the issuance of stock under the employee stock purchase plan. These increases were partially offset by principal payments on notes payable and bank obligations of $11.8 million. Cash provided by our financing activities for the 2007 period was primarily from net proceeds of $71.9 million from the sale of seven million shares of our common stock in September 2007 and proceeds of $7.8 million from the exercise of stock options, which was partially offset by $9.3 million of principal payments on notes payable and bank obligations.

We finance property and equipment purchases through equipment financing facilities, such as notes and bank obligations. Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes. Over the next several years, we are required to make certain payments on notes, bank obligations and our loan from GlaxoSmithKline. In June 2008, we entered into the Facility Agreement with the Deerfield Entities for which the Deerfield Entities agreed to loan to us up to $150.0 million, subject to certain conditions. We may draw down on the facility in $15.0 million increments at any time until December 2009. The outstanding principal and interest under the loan, if any, is due by June 4, 2013, and, at our option, can be repaid at any time with shares of our common stock, subject to certain restrictions, or in cash.

Cash Requirements

We have incurred net losses since inception, including a net loss of $38.5 million for the three-month period ended September 30, 2008 and $124.9 million for the nine-month period ended September 30, 2008, and we expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. As of September 30, 2008, we had $135.2 million in cash and cash equivalents and short-term and long-term marketable securities, compared to $299.5 million for the period ended December 31, 2007. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI, funds available under the Facility Agreement with the Deerfield Entities and other funding that we expect to receive from collaborators, which assumes a significant level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly sooner than we currently anticipate. These factors include:

•

repayment of our loan from GlaxoSmithKline – In October 2002, we entered into a collaboration with GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest under the loan becomes due in three annual installments, beginning on October 27, 2009. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions. As of September 30, 2008, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $101.1 million. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and unstable market conditions may adversely impact our ability to repay the loan in shares of our common stock or result in a significantly dilutive impact from any repayment of the loan in shares of our common stock. As a result, we may need to obtain additional funding, including from funds available under the Facility Agreement with the Deerfield Entities, to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock.

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

•

the continued clinical development of our product candidates XL647 and XL784, which are out-licensed to SEI – In 2007 we discontinued the development of XL999 and completed the phase 2 trial for XL784; the phase 2 clinical development program for XL647 is ongoing. We are in discussions with SEI regarding the future clinical development of XL647 and XL784 and related funding. We do not intend to further develop XL647 or XL784 on our own. In order to retain rights to XL647 and/or XL784 after the expiration of the purchase option period, our agreements with SEI require us to reacquire XL647, XL784 and XL999 from SEI’s investors through the exercise of our exclusive purchase option, which is described elsewhere in this report. We do not have the right to repurchase a single product candidate without also repurchasing the other two product candidates. The purchase option price, which may be paid in cash and/or shares of our common stock, at our sole discretion, would be equal to the sum of (1) the total amount of capital invested in SEI by its investors ($80.0 million) and (2) an amount equal to 25% per year on such funded capital, compounded from the time of funding. As a result, the purchase option price for the compounds licensed to SEI increases over time. In light of the foregoing, we do not anticipate using our own funds or common stock to exercise the purchase option;

•	our ability to meaningfully reduce costs;

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

In addition, we will have to obtain additional funding in order to stay in compliance with financial covenants under our loan and security agreement with GlaxoSmithKline dated October 28, 2002, as amended. The loan and security agreement contains financial covenants pursuant to which our working capital must not be less than $25.0 million and our cash and investments must not be less than $50.0 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all outstanding obligations thereunder. We are also required to maintain certain cash balances in order to access the Deerfield Facility.

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

We have contractual obligations in the form of operating leases, notes payable and licensing agreements. The following chart details our contractual obligations as of September 30, 2008 (in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Licensing agreements	$546	$546	$—	$—	$—
Notes payable and bank obligations	38,379	16,945	18,601	2,833	—
Convertible loans (2)	101,133	—	67,422	33,711	—
Operating leases	167,748	19,543	37,741	38,572	71,892

Total contractual cash obligations	$307,806	$37,034	$123,764	$75,116	$71,892

(1)	In June 2008, we entered into the Facility Agreement pursuant to which the Deerfield Entities agreed to loan to us up to $150.0 million. We are obligated to pay an annual commitment fee of $3.4 million or 2.25% of the loan facility, payable quarterly. We are under no obligation to draw down on the loan facility and at any time prior to any draw downs, we may terminate the loan facility without penalty. As a result, such amounts are not included in this table.

(2)	Includes interest payable on convertible loans of $16.1 million as of September 30, 2008. Additional interest may accrue at 4% per annum. The debt and interest payable can be repaid in cash or common stock at our election. The development term under our collaboration with GlaxoSmithKline concluded on October 27, 2008, as scheduled. As a result of the development term ending as scheduled, the first payment of principal $28.3 million plus accrued interest will be due in October 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at September 30, 2008 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 and December 31, 2007, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $1.6 million and $1.4 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) required by Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

As of September 30, 2008, we had $135.2 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by SEI of $18.5 million and restricted cash and investments of $4.9 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI, funds available under the Facility Agreement with the Deerfield Entities, and other funding that we expect to receive from collaborators, which assumes a significant level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

repayment of our loan from GlaxoSmithKline – In October 2002, we entered into a collaboration with GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest under the loan becomes due in three annual installments, beginning on October 27, 2009. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions. As of September 30, 2008, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $101.1 million. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and unstable market conditions may adversely impact our ability to repay the loan in shares of our common stock or result in a significantly dilutive impact from any repayment of the loan in shares of our common stock. As a result, we may need to obtain additional funding, including from funds available under the Facility Agreement with the Deerfield Entities, to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock.

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

•

the continued clinical development of our product candidates XL647 and XL784, which are out-licensed to SEI – In 2007 we discontinued the development of XL999 and completed the phase 2 trial for XL784; the phase 2 clinical development program for XL647 is ongoing. We are in discussions with SEI regarding the future clinical development of XL647 and XL784 and related funding. We do not intend to further develop XL647 or XL784 on our own. In order to retain rights to XL647 and/or XL784 after the expiration of the purchase option period, our agreements with SEI require us to reacquire XL647, XL784 and XL999 from SEI’s investors through the exercise of our exclusive purchase option, which is described elsewhere in this report. We do not have the right to repurchase a single product candidate without also repurchasing the other two product candidates. The purchase option price, which may be paid in cash and/or shares of our common stock, at our sole discretion, would be equal to the sum of (1) the total amount of capital invested in SEI by its investors ($80.0 million) and (2) an amount equal to 25% per year on such funded capital, compounded from the time of funding. As a result, the purchase option price for the compounds licensed to SEI increases over time. In light of the foregoing, we do not anticipate using our own funds or common stock to exercise the purchase option;

•	our ability to meaningfully reduce costs;

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

In addition, we will have to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, as part of our collaboration with GlaxoSmithKline, we entered into the loan and security agreement, which, as amended, contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue, but includes amounts available for borrowing under the Facility Agreement) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of September 30, 2008, our “working capital” was $193.8 million (including $150.0 million available for borrowing under the Facility Agreement) and our “cash and investments” were $135.2 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $101.1 million at September 30, 2008. Principal and accrued interest under the loan becomes due in three annual installments beginning on October 27, 2009. In addition, if our cash and cash equivalents and marketable securities on the last day of any calendar quarter are less than $75.0 million, then we would be in default under the Facility Agreement with the Deerfield Entities, and the Deerfield Entities would have the right, among other remedies, to cancel our right to request disbursements and declare immediately due and payable any amounts accrued or payable under the Facility Agreement.

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

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*

We have incurred net losses since inception, including a net loss of $38.5 million for the three-month period ended September 30, 2008 and $124.9 million for the nine-month period ended September 30, 2008. As of that date, we had an accumulated deficit of $916.6 million. We expect our losses in 2008 to increase as compared to 2007 and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our pharmaceutical product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. Except for revenues associated with the transgenic mouse business of our former German subsidiary, Artemis Pharmaceuticals, GmbH, or Artemis, our only revenues to date are license revenues and revenues under contracts with our partners. In December 2007, we sold 80.1% of our ownership interest in Artemis, and will not recognize revenue associated with Artemis in future periods. The amount of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our technologies and undertake product development. We currently have numerous product candidates in various stages of clinical development and we anticipate filing additional IND applications for additional product candidates within the next 12 months. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

We have licensed the intellectual property, including commercialization rights, to our product candidates XL647, XL784 and XL999 to SEI and will not be able to pursue further development of or enter into partnering arrangements with respect to these product candidates unless we exercise our option to acquire these product candidates or otherwise reach agreement with SEI on terms that would allow us to reacquire some or all of these product candidates.*

We have licensed to SEI our intellectual property rights, including commercialization rights, to our product candidates XL647, XL784 and XL999 in exchange for SEI’s investment of $80.0 million to advance the clinical development of XL647, XL784 and XL999. In exchange for this investment and for five-year warrants to purchase shares of our common stock, we received an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire the product candidates, including any associated intellectual property rights and commercialization rights. Under our amended purchase option agreement with SEI, we cannot repurchase a single product candidate without also repurchasing the other two product candidates. We may, at our sole discretion, exercise our purchase option at any time until the earlier of June 9, 2009 or the 90th day after the date on which SEI provides us with financial statements showing cash and cash equivalents of less than $5.0 million. The purchase option exercise price, which may be paid in cash and/or shares of our common stock, at our sole discretion, is equal to the sum of: (1) the total amount of capital invested in SEI by its investors and (2) an amount equal to 25% per year on such funded capital, compounded from the time of funding. The option exercise price may be paid in cash and/or shares of our common stock, at our sole discretion.

If we elect to exercise the purchase option, we will be required to make a substantial cash payment and/or to issue a substantial number of shares of our common stock, or enter into a financing arrangement or license arrangement with one or more third parties, or some combination of the foregoing. If we do not exercise the purchase option prior to its expiration, our rights to purchase all of the equity in SEI and to reacquire XL647, XL784 and XL999 will terminate, and we will no longer have any rights to these compounds. In 2007 we discontinued the development of XL999 and completed the phase 2 trial for XL784; the phase 2 clinical development program for XL647 is ongoing. We are in discussions with SEI regarding the future clinical development of XL647 and XL784 and related funding. We do not intend to further develop XL647 or XL784 on our own. In light of the foregoing, we do not anticipate using our own funds or common stock to exercise the purchase option, and we may not be able to reach agreement with SEI and potential partner(s) on financial terms that would permit the continued development or partnering of XL647 or XL784.

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

Risks Related to Our Relationships with Third Parties

Disagreements between SEI and us regarding the development of our product candidates XL647 and XL784 may impair our ability to find a partner for and cause significant delays in the development of these product candidates, which could negatively affect the value of these product candidates.

We have licensed to SEI our intellectual property rights, including commercialization rights, to our product candidates XL647, XL784 and XL999, in exchange for SEI’s investment of $80.0 million to advance the clinical development of these three compounds. We are responsible for development in accordance with a specified development plan and related development budget. Our development activities are supervised by SEI’s development committee, which is comprised of an equal number of representatives from Exelixis and SEI. If the development committee cannot resolve a particular development issue, the issue will be referred to the chief executive officers of Exelixis and SEI. Any disagreements between SEI and us regarding a development decision may impair our ability to find a partner to develop XL647 and XL784 and consequently cause significant delays in the development and commercialization of the compounds. Such disagreements may also lead to development decisions that do not reflect our interests. Any such delays or development decisions not in our interest could negatively affect the value of XL647 and XL784. In December 2007, we discontinued our development program for XL999 following observation of cardiac adverse events in the clinical program.

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

If we are unable to obtain adequate coverage and reimbursement from third-party payors for any products that we may develop, our revenues and prospects for profitability will suffer. *

Our ability to commercialize any products that we may develop will be highly dependent on the extent to which coverage and reimbursement for our products will be available from third-party payors, including governmental payors, such as Medicare and Medicaid, and private health insurers, including managed care organizations and group purchasing organizations. Many patients will not be capable of paying themselves for some or all of the products that we may develop and will rely on third-party payors to pay for, or subsidize, their medical needs. If third-party payors do not provide coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer. In addition, even if third-party payors provide some coverage or reimbursement for our products, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans often varies based on the type of contract or plan purchased.

A primary trend in the United States health care industry is toward cost containment. In December 2003, President Bush signed into law legislation creating a prescription drug benefit program for Medicare recipients. The new prescription drug program may have the effect of reducing the prices that we are able to charge for products we develop and sell through plans under the program. The new prescription drug program may also cause third-party payors other than the federal government, including the states under the Medicaid program, to discontinue coverage for products we develop or to lower the price that they will pay. In addition, members of the United States Congress have stated their desire to reduce the government’s cost for reimbursements of prescription drugs by amending this legislation.

State Medicaid programs generally have outpatient prescription drug coverage, subject to state regulatory restrictions, for the population eligible for Medicaid. The availability of coverage or reimbursement for prescription drugs under private health insurance and managed care plans varies based on the type of contract or plan purchased.

Another development that may affect the pricing of drugs is proposed congressional action regarding drug reimportation into the United States. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 gives discretion to the Secretary of Health and Human Services to allow drug reimportation into the United States under some circumstances from foreign countries, including countries where the drugs are sold at a lower price than in the United States. Proponents of drug reimportation may attempt to pass legislation, which would allow direct reimportation under certain circumstances. If legislation or regulations were passed allowing the reimportation of drugs, it could decrease the price we receive for any products that we may develop, thereby negatively affecting our revenues and prospects for profitability.

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

These factors, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock. As with the stock of many other public companies, the market price of our common stock has been particularly volatile during the recent period of upheaval in the capital markets and world economy. This excessive volatility may continue for an extended period of time following the filing date of this report.

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

Date: October 27, 2008	EXELIXIS, INC.

/s/ Frank Karbe
Frank Karbe
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc. (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc. (2)

3.3	Amended and Restated Bylaws of Exelixis, Inc. (3)

4.1	Specimen Common Stock Certificate. (1)

4.2	Form of Warrant, dated June 9, 2005, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC. (4)

4.3	Form of Warrant, dated June 13, 2006, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC. (5)

4.4	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC. (4)

4.5	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued or issuable to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited (6)

4.6	Fourth Amended and Restated Registration Rights Agreement, dated February 26, 1999, among Exelixis, Inc. and certain Stockholders of Exelixis, Inc. (1)

4.7	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto. (7)

4.8	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto. (7)

4.9	Registration Rights Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC. (4)

4.10	Registration Rights Agreement between Exelixis, Inc. and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited dated June 4, 2008 (6)

10.1*	Fourth Amendment to the Loan and Security Agreement, dated as of July 10, 2008, by and between SmithKlineBeecham Corporation d/b/a GlaxoSmithKline and Exelixis, Inc. (8)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment granted for certain portions of this exhibit

**	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

(1)	Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-1 (File No. 333-96335), as filed with the Securities and Exchange Commission on February 7, 2000, as amended, and incorporated herein by reference.

(2)	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 5, 2004 and incorporated herein by reference.

(3)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 4, 2007 and incorporated herein by reference.

(4)	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005 and incorporated herein by reference.

(5)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2006 and incorporated herein by reference.

(6)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2008 and incorporated herein by reference.

(7)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 21, 2004 and incorporated herein by reference.

(8)	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Securities and Exchange Commission on August 5, 2008 and incorporated herein by reference.