Form 10-K
period 2009-01-02
EXELIXIS INC
filed 2009-03-10
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 2, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-30235

EXELIXIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3257395
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

249 East Grand Ave.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $445,074,036 (Based on the closing sales price of the registrant’s common stock on that date. Excludes an aggregate of 17,700,506 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 27, 2008, the registrant assumed that a stockholder was an affiliate of the registrant at June 27, 2008 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock, as determined based on public filings, and/or (ii) was an executive officer or director or was affiliated with an executive officer or director of the registrant at June 27, 2008. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.)

As of February 27, 2009, there were 106,382,566 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than May 2, 2009, in connection with the registrant’s 2009 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

EXELIXIS, INC.

FORM 10-K

PART I

Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Annual Report on Form 10-K are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “goal,” “objective,” “will,” “may” “should,” “would,” “could,” “estimate,” “predict,” “potential,” “continue,” “encouraging” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Item 1A. Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

In 2006, Exelixis adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st. Fiscal year 2006, a 52-week year, ended on December 29, 2006, fiscal year 2007, a 52-week year, ended on December 28, 2007, fiscal year 2008, a 53-week year, ended on January 2, 2009, and fiscal year 2009, a 52-week year, will end on January 1, 2010. For convenience, references in this report as of and for the fiscal years ended December 29, 2006, December 28, 2007, and January 2, 2009 are indicated on a calendar year basis, ending December 31, 2006, 2007 and 2008, respectively.

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

Since our inception, we have filed 16 investigational new drug applications, or INDs, with the United States Food and Drug Administration, or FDA. As our compounds advance into clinical development, we expect to generate a critical mass of data that will help us to understand the full clinical and commercial potential of our drug candidates. In addition to guiding the potential commercialization of our innovative therapies, these data may contribute to the understanding of disease and help improve treatment outcomes.

Based on the strength of our expertise in biology, drug discovery and development, we have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb Company, Genentech, Inc. and GlaxoSmithKline, that allow us to retain economic participation in compounds and support additional development of our pipeline. Our collaborations generally fall into one of two categories: collaborations in which we co-develop compounds with a partner, share development costs and profits from commercialization and may have the right to co-promote products in the United States, and collaborations in which we out-license compounds to a partner for further development and commercialization, have no further unreimbursed cost obligations and are entitled only to receive milestones and royalties from commercialization. Under either form of collaboration, we may also be entitled to license fees, research funding and milestone payments from research results and subsequent product development activities. We maintain exclusive ownership of those compounds in our pipeline that we are developing ourselves. We are responsible for all development costs for these compounds and are entitled to 100% of profits if the compounds are commercialized.

The following table sets forth those compounds in clinical development that we are developing internally or are co-developing with a partner:

Compound	Partner	Principal Targets	Indication	Stage of Development
XL184	Bristol-Myers Squibb	MET, VEGFR2, RET	Cancer	Phase 3
XL147	Unpartnered	PI3K	Cancer	Phase 1b/2
XL765	Unpartnered	PI3K, mTOR	Cancer	Phase 1b/2
XL518	Genentech	MEK	Cancer	Phase 1
XL228	Unpartnered	IGF1R , ABL, SRC	Cancer	Phase 1
XL019	Unpartnered	JAK2	Cancer	Phase 1
XL139	Bristol-Myers Squibb	Hedgehog	Cancer	Phase 1
XL413	Bristol-Myers Squibb	CDC7	Cancer	Phase 1
XL888	Unpartnered	HSP90	Cancer	Phase 1

The following table sets forth those compounds in preclinical and clinical development that we have out-licensed to third parties for further development and commercialization:

Compound	Partner	Principal Targets	Indication	Stage of Development
XL880	GlaxoSmithKline	MET, VEGFR2	Cancer	Phase 2
XL281	Bristol-Myers Squibb	RAF	Cancer	Phase 1
XL652	Bristol-Myers Squibb	LXR	Metabolic and cardiovascular diseases	Phase 1
XL550	Daiichi-Sankyo	MR	Metabolic and cardiovascular diseases	Preclinical
FXR	Wyeth	FXR	Metabolic and liver disorders	Preclinical

Our Strategy

Our business strategy is to leverage our biological expertise and integrated drug discovery capabilities to generate a pipeline of diverse development compounds with first-in-class or best-in-class potential that fulfill unmet medical needs in the treatment of cancer and potentially other serious diseases. We have refined our strategy to reflect the prolonged economic downturn and the deterioration of the capital markets. In particular, we are focused on ensuring that our expenses are in line with our cash resources, with the goal of being able to operate independently of the capital markets for a substantial period of time.

Our strategy is centered around three principal elements:

•

Focus development – While we have historically pursued an approach to drug discovery intended to generate a significant number of development candidates to fuel our pipeline, for the foreseeable future we intend to direct our discovery efforts more towards generating development candidates under existing and future discovery collaborations with third parties. Our objective is to fund a significant portion of our discovery costs by entering into such collaborations. We are also focusing our later stage clinical development efforts on a limited number of programs. We believe that the most attractive compounds to develop ourselves or to co-develop with a partner have a lower-cost, lower-risk route to the market, usually for a niche indication, with the possibility of substantially expanding the market into major indications. Our most advanced clinical asset, XL184, which we are co-developing with Bristol-Myers Squibb, represents such a compound. We expect particularly to focus our later stage development efforts on XL184, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound.

•

Partner compounds – We are seeking new collaborations with leading pharmaceutical and biotechnology companies for the development and ultimate commercialization of some of our preclinical and clinical assets, particularly those drug candidates for which we believe that the capabilities and bandwidth of a partner can accelerate development and help to fully realize their therapeutic and commercial potential. Collaborations also provide us with a means of shifting a portion or all of the development costs related to such drug candidates. Consistent with this element of our strategy, in December 2008 we entered into a worldwide collaboration with Bristol-Myers Squibb on two of our cancer programs: one associated with XL184 and the other associated with XL281.

•

Control costs – We are committed to managing our costs. In November 2008, we implemented a restructuring that resulted in the reduction of approximately 10% of our workforce. We will continue to analyze our expenses to ensure that they are not disproportionate to our cash resources. In addition, we will continue to be selective with respect to funding our clinical development programs. We have established definitive “go/no-go” criteria with respect to our development programs to ensure that we commit our resources only to those programs with the greatest commercial and therapeutic potential. For example, we are conducting limited studies on XL019 and XL228 with the goal of making decisions to continue or halt development of these compounds during 2009. In addition, in late 2008 we discontinued development of XL820 and XL844. In the second half of 2008, we also decided not to invest any additional Exelixis resources in the development of XL647. To control costs, we may decide in the future to pursue collaborations for the development of drug candidates that we had initially determined to develop ourselves. We also retain the right to opt-out of the development of certain drug candidates that we are currently co-developing with partners.

We make decisions regarding whether and how to develop particular drug candidates we have generated through our discovery efforts based on a variety of factors, including preclinical and clinical data, our available financial resources, estimates of the costs to develop and commercialize the drug candidate, our bandwidth and our expertise. Ultimately, our decision-making is intended to maximize the value and productivity of our resources and to focus our efforts on those drug candidates that are commercially attractive and have the potential to be first-in-class or best-in-class therapeutics.

Areas of Expertise

Integrated Drug Research, Discovery and Development Capabilities

We have built a multidisciplinary, integrated research and development platform that supports the complex, iterative nature of drug discovery, translational research and clinical development. Our platform has been designed to include all of the critical functions and expertise required to advance from gene to drug in a consistent and streamlined fashion. Our integrated approach supports advancement of candidate compounds from development candidate status to IND in less than 12 months.

Our organizational structure is designed to create a seamless and flexible research and development process. It is structured to provide one consistent set of goals and objectives to all departments within the research and development organization and to give us the flexibility to allocate and focus our diverse resources to address our most pressing needs and those of our partners. This organizational structure ensures that our earliest discovery activities generate data that inform clinical development strategies, and enables us to apply what we learn about our drug candidates in the clinic to how we discover, assess and select new compounds for future development. We believe that this approach allows us to align the target profile of a specific compound with the molecular profiles of specific cancer types and patient populations. We also believe that this strengthens our ability to select appropriate patients for clinical trials, which may allow significant efficacy to be demonstrated using smaller, shorter trials. Similarly, we use biological approaches to identify disease indications that give us a clear and potentially shorter path to the market, which may allow us to decrease our development times and bring drugs to market sooner.

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

We believe that an effective approach to the treatment of cancer is to target multiple pathways, simultaneously turning off growth signals, increasing rates of programmed cell death and reducing the growth of blood vessels necessary to support tumor growth. Many of our first-generation anticancer product candidates in our clinical pipeline are Spectrum Selective Kinase Inhibitors, or SSKIs, that have been optimized for balanced potency, specificity, tolerability and pharmacologic parameters. These SSKIs are designed to target multiple members of a family of proteins known as receptor tyrosine kinases, or RTKs, in a concerted manner. RTKs are validated targets for drug development, as evidenced by several recent approved cancer therapies. Because interactions among multiple RTKs contribute to the development and progression of disease, SSKIs may provide more effective disease control than compounds that target only one RTK or target multiple non-related RTKs. Additionally, because SSKIs are optimized for key in vitro and in vivo parameters, these compounds may also provide improved efficacy and enhanced safety profiles compared with combinations of single-target drugs that have not been optimized for use together.

Our second-generation compounds are designed to selectively inhibit kinases that are points of convergence in critical signaling pathways employed by growth factor receptors to transmit their aberrant signals in tumor cells. The targets of several approved therapies transmit their signals through a number of common downstream pathways, such as the RAS/RAF/MEK/ERK, PI3 kinase/AKT/mTOR, and JAK/STAT pathways. These pathways also are often mutationally activated in a wide range of tumors. Thus, inhibition of key kinase targets in these pathways may provide superior efficacy, safety and tolerability compared to conventional chemotherapy and may enable entirely new approaches to cancer therapy.

The majority of our compounds target one or more molecular pathways that control critical aspects of cancer cell growth, migration or survival. These include:

•

Cell Growth – In most normal adult tissues, cell growth is tightly controlled. However, cancer cells escape normal growth control and are driven to divide very rapidly. In many cases, this growth is driven by excessive activity of cellular growth factors and/or their receptors. This change in activity may result from mutations that allow the receptor to be active even when no growth factor is present or from expression of abnormally high levels of a growth factor or its receptor. This abnormal activity may also allow cancer cells to survive under conditions that would usually lead to cell death, which contributes to resistance to chemotherapy or radiation. Inhibition of growth factors or growth factor receptors is a validated approach to treating cancer, and several approved cancer therapies are designed to inhibit the activity of these proteins. Growth factor receptors that play a role in tumor cell growth include the platelet-derived growth factor receptor, or PDGFR, the hepatocyte growth factor receptor, or MET, the neurotrophic factor rearranged during transfection, or RET, and the insulin-like growth factor type 1 receptor, or IGF1R. Key kinases in signal transduction pathways downstream of growth factor receptors that promote cell growth include RAF, the MAPK-ERK kinase, or MEK, ABL, the cytoplasmic tyrosine janus kinase 2, or JAK2, the phosphoinosotide-3 kinase, or PI3K, and the mammalian target of rapamycin, or mTOR. Abnormal activation of the hedgehog-smoothened pathway, via mutation of pathway components or over-expression of the hedgehog family of growth factors, also drives the growth of certain tumors. In particular, activation of this pathway may be important for the growth of tumor stem cells that are resistant to many current therapies. Inhibition of this pathway has shown clinical benefit in basal cell carcinomas, and may result in more durable responses when used in combination with chemo- or radio-therapy.

•

Cell Survival – Normal cells often activate a “self-destruct program” known as programmed cell death or apoptosis under abnormal conditions that include the stresses that arise as a result of nutrient, oxygen or energy deprivation, for example. One of the hallmarks of tumor cells is the ability to survive under such conditions, an attribute that results from the inappropriate activation of survival signaling pathways. These pathways often become activated in tumor cells as a result of genetic alterations that result in either loss of the suppressor genes that negatively regulate such pathways or the activation of positive effectors of the pathway. Many growth factor receptors, including MET and IGF1R activate survival signaling pathways. Other key kinases in survival pathways include PI3K and mTOR.

•

Angiogenesis – Angiogenesis, the process by which new blood vessels form, is essential for the growth of tumors beyond a minimum size. In small tumors, cancer cells use existing blood vessels to get oxygen and nutrients needed for growth and to remove waste products. As tumors grow, the existing blood vessels are no longer sufficient to support the rapid pace of cancer cell growth, and continued growth and cancer cell survival requires the formation of new blood vessels. Tumor cells send out chemical signals that stimulate nearby blood vessels to grow into the tumor. In addition to providing essential oxygen and nutrients to the tumor, these new blood vessels also facilitate the migration of tumor cells into the blood system where they can travel to other parts of the body and give rise to metastatic disease. Inhibition of angiogenesis is a validated approach to treating cancer, and angiogenesis inhibitors have been approved by the FDA for the treatment of several types of cancer. RTKs that play a role in angiogenesis include the vascular endothelial growth factor receptor 2, or VEGFR2 (also known as KDR), PDGFR, MET and SRC.

•	Migration – Cell migration allows tumor cells to invade healthy tissue and spread to disparate parts of the body. A key target that has been shown to play a role in cell migration is MET.

•

Cell Cycle Regulation – In normal cells, the processes of DNA replication and cell division are tightly controlled, so that cell division does not occur until DNA replication is complete. This is achieved through enforcement of cell cycle checkpoints which prevent cells with damaged or incompletely replicated DNA from advancing into mitosis. Disruption of these checkpoints triggers cell death in many tumor cells, but causes a reversible arrest in normal cells. Inhibition of key components of these cell cycle checkpoints, such as the protein kinase CDC7, may therefore allow for selective killing of tumors cells with minimal systemic toxicity.

Drug Discovery

In addition to establishing an integrated research and development organizational structure, we have built an optimized drug discovery platform. We utilize a variety of high-throughput technologies to enable the rapid discovery, optimization and extensive characterization of lead compounds such that we are able to select development candidates with the best potential for further evaluation and advancement into the clinic. We have combined our ability to identify and validate novel targets with state-of-the-art drug discovery to effectively exploit both the chemical and biological sciences. In addition, we have built critical mass in all key operational areas. We believe that these human and technological resources enable us to: (1) effectively and rapidly qualify novel targets for high-throughput screening; (2) identify and optimize proprietary lead compounds; (3) develop extensive preclinical data to guide selection of patient populations, thereby maximizing the opportunity for obtaining significant clinical benefit; and (4) perform the broad range of preclinical testing required to advance promising compounds through all stages of development. Key capabilities within drug discovery include: high-throughput screening, medicinal and combinatorial chemistry, cell biology, protein biochemistry, structural biology, pharmacology, biotherapeutics and informatics.

Translational Research

Our translational research group is focused on using the knowledge we generate in the discovery process about biological targets and the impact of our compounds on those targets to identify patient populations in which to test our compounds and methods for assessing compound activity. This includes understanding the role of specific targets in disease therapy, identifying gene mutations or gene variants that impact response to therapy and identifying biomarkers that can be used to assess drug responses early on in treatment. Key capabilities within translational research include nonclinical development (encompassing toxicology, drug metabolism, pharmacokinetics and bioanalytics) and translational medicine.

Development

Our development group leads the implementation of our clinical and regulatory strategies. Working closely with the discovery and translational research groups, and with our partners, as the case may be, the development group prioritizes disease indications in which our compounds may be studied in clinical trials. The development group designs, directs, implements and oversees all areas of clinical operations, including identifying and selecting clinical investigators, recruiting study subjects to participate in our clinical trials, biostatistics, data management, drug safety evaluation, and adverse event reporting. The development group also is responsible for assuring that our development programs are conducted in compliance with all regulatory requirements. The group works closely with the cross functional project and clinical teams to facilitate the appropriate and efficient development of our diverse product pipeline. Key capabilities within development include clinical development, clinical operations, safety monitoring, biostatistics, programming and data management, regulatory strategy and program management.

Our Pipeline

We have an extensive pipeline of compounds in various stages of development that will potentially treat cancer and various metabolic and cardiovascular disorders. All of our development compounds were generated through our internal drug discovery efforts.

Compounds Being Developed Internally or Co-Developed with a Partner

We are currently developing internally or are co-developing with a partner the following nine compounds in clinical development.

•

XL184 inhibits MET, RET and VEGFR2, key drivers of tumor growth and vascularization. This SSKI has demonstrated dose-dependent tumor growth inhibition and tumor regression in a variety of tumor models, including thyroid, breast, non-small cell lung cancer and glioblastoma. A phase 1 clinical trial in patients with solid tumors for whom there are no other available therapies was initiated in September 2005. Preliminary data from this study were first reported by investigators at the 18th EORTC-NCI-AACR International Conference on Molecular Targets and Cancer Therapuetics, or the EORTC Symposium, in November 2006. Updated data from this study were presented at the 2007 and 2008 EORTC Symposia and the 44th Annual Meeting of the American Society of Clinical Oncology, or ASCO Annual Meeting, in June 2008. A phase 1b/2 trial of XL184 as a single agent and in combination with erlotinib was initiated in January 2008 in patients with non-small cell lung cancer who have failed prior therapy with erlotinib, and a phase 2 trial in patients with advanced glioblastoma was initiated in April 2008. In July 2008, a phase 3 registration trial of XL184 as a potential treatment for medullary thyroid cancer was initiated following agreement between the Company and the FDA on the trial design through the FDA’s Special Protocol Assessment process. As described under “ – Corporate Collaborations – Bristol-Myers Squibb – 2008 Cancer Collaboration,” in December 2008, we entered into a worldwide co-development collaboration with Bristol-Myers Squibb for the development and commercialization of XL184.

•

XL147 selectively targets PI3K. Upregulation of PI3K activity is one of the most common characteristics of human tumor cells and can result from activation of growth factor receptors, amplification of the PI3Ka gene, activating mutations in the PI3Ka gene, downregulation of the phosphatase and tensin homolog, or PTEN, lipid phosphatase, or activating mutations in RAS. Activation of PI3K results in stimulation of AKT and mTOR kinases resulting in promotion of tumor cell growth and survival. This survival signal plays a significant role in conferring resistance to chemo- and radio-therapy by inhibiting apoptotic cell death. XL147 is a potent and selective inhibitor of PI3K with excellent pharmacokinetic and pharmacodynamic properties and compelling efficacy in several preclinical xenograft models both as a single agent and in combination with chemotherapy. We filed an IND for XL147 in March 2007 and initiated a phase 1 trial in June 2007. Preliminary data from this trial were reported at the 2007 EORTC Symposium in October 2007, and updated data were presented at the 2008 EORTC Symposium in October 2008. Two phase 1b/2 studies were initiated in 2008 combining XL147 with either erlotinib or combination chemotherapy (carboplatin and paclitaxel).

•

XL765 targets both PI3K and mTOR, key kinases in the PI3K signaling pathway. mTOR is a serine/threonine kinase that controls the protein translation machinery and hence cell growth. mTOR is activated by growth factors via PI3K and AKT, but is also activated in a PI3K independent fashion in response to nutrient and energy levels. Thus, in some tumors targeting both PI3K and mTOR may provide additional benefit compared to selectively targeting PI3K. XL765 is a potent inhibitor of PI3K and mTOR with excellent pharmacokinetic and pharmacodynamic properties, and compelling efficacy in several preclinical xenograft models both as a single agent and in combination with chemotherapy. We filed an IND for XL765 in April 2007 and initiated a phase 1 trial in June 2007. Preliminary data from this trial were reported at the 2007 EORTC Symposium in October 2007, and updated data were presented at the 2008 ASCO Annual Meeting in June 2008 and at the 2008 EORTC Symposium in October 2008. Two phase 1b/2 studies were initiated in 2008 combining XL765 with either erlotinib or chemotherapy (temozolomide).

•

XL518 is a novel small molecule inhibitor of MEK, a key component of the RAS/RAF/MEK/ERK signaling pathway. This pathway is frequently activated in human tumors and is required for transmission of growth-promoting signals from numerous receptor tyrosine kinases. Preclinical studies have demonstrated that XL518 is a potent and specific inhibitor of MEK with highly optimized pharmacokinetic and pharmacodynamic properties. XL518 exhibits oral bioavailability in multiple species and causes substantial and durable inhibition of ERK phosphorylation in xenograft tumor models. Administration of XL518 causes tumor regression in multiple xenograft models with mutationally-activated B-RAF or RAS. We filed an IND for XL518 in December 2006 and initiated a phase 1 clinical trial in May 2007. In December 2006, we entered into a worldwide co-development agreement with Genentech for the development and commercialization of XL518, as described under “ – Corporate Collaborations – Genentech.” In early 2009, we reached the maximum tolerated dose for XL518 and expect to transfer the compound to Genentech in March 2009.

•

XL228 targets IGF1R, an RTK that is highly expressed and activated in a broad range of human tumors and is thought to promote tumor growth, survival and resistance to chemotherapeutic agents. In addition, XL228 potently inhibits the T315I mutant form of BCR-ABL, which is resistant to inhibition by other targeted therapies approved for chronic myelogenous leukemia. XL228 also targets SRC, a tyrosine kinase that is activated and/or expressed in many tumors and plays an important role in tumor angiogenesis, progression and metastisis. XL228 exhibited efficacy in a variety of solid tumor xenograft models. We filed an IND for XL228 in August 2006. We subsequently observed formulation stability data resulting in the need for minor changes in formulation. We then initiated a phase 1 clinical trial in May 2007 in patients with chronic myelogenous leukemia who have failed or have been intolerant to imatinib and dasatinib therapy, and a phase 1 trial in patients with solid tumors in October 2007. Preliminary data from the trial in patients with chronic myelogenous leukemia were reported at the annual meeting of the American Society of Hematology in December 2007 and 2008. Preliminary data from the phase 1 trial in patients with solid tumors were presented at the EORTC Symposium in October 2008.

•

XL019 inhibits JAK2, a cytoplasmic tyrosine that is activated by cytokine and growth factor receptors and that phosphorylates members of the STAT family of inducible transcription factors. Activation of the JAK/STAT pathway promotes cell growth and survival, and is a common feature of human tumors. JAK2 is activated by mutation in the majority of patients with polycythemia vera and essential thrombocythemia and appears to drive the inappropriate growth of blood cells in these conditions. XL019 is a potent and selective inhibitor of JAK2, with excellent pharmacodynamic properties and an encouraging safety profile in preclinical models. A phase 1 trial was initiated in patients with myelofibrosis in August 2007, and data from this study were reported at the annual meetings of the American Society of Hematology in December 2007 and 2008.

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

•

XL413 is a small molecule inhibitor of the serine-threonine kinase CDC7. The function of CDC7 is required for DNA replication to proceed, and its activity is often upregulated in cancer cells. Studies suggest that CDC7 plays a role in regulation of cell cycle checkpoint control and protects tumor cells from apoptotic cell death during replication stress. Therefore, inhibition of CDC7 may have utility in the treatment of a wide variety of cancers, either as a single agent or in combination with DNA damaging agents. XL413 was advanced to development compound status in October 2008. As described under “ – Corporate Collaborations – Bristol-Myers Squibb – 2007 Cancer Collaboration,” in November 2008, Bristol-Myers Squibb exercised its option to develop and commercialize XL413, and we exercised our option to co-develop and co-commercialize XL413.

•

XL888 is a novel, synthetic inhibitor of HSP90, a chaperone protein that promotes the activity and stability of a range of key regulatory proteins including kinases. The activity of HSP90 is particularly prominent in tumor cells, where it promotes the activity of proteins controlling cell proliferation and survival. Natural product based inhibitors of HSP90 are currently in clinical trials and have shown encouraging signs of efficacy, but their utility is limited by poor pharmacokinetic properties and by their side effect profiles. XL888 inhibits HSP90 with potency comparable to natural product-based inhibitors, but has good oral bioavailability and an improved tolerability profile in preclinical models. In multiple preclinical xenograft tumor models, XL888 exhibits substantial anti-tumor activity at well tolerated doses. XL888 was advanced to development compound status in October 2007, and we filed an IND in October 2008 and initiated a phase 1 clinical trial in November 2008.

We are committed to having preclinical and clinical data from our compounds presented at periodic peer review meetings.

Out-Licensed Compounds

We have out-licensed to third parties for further development and commercialization the following five compounds in preclinical and clinical development:

•

XL880 is a potent inhibitor of MET and VEGFR2, which play synergistic roles in promoting tumor growth and angiogenesis. Activation or overexpression of MET has been documented as a negative prognostic indicator in patients with various carcinomas and in patients with multiple myeloma, glioma and other solid tumors. Interim data from an ongoing phase 1 trial of XL880 were presented at the 2005 EORTC Symposium and at the 2006 ASCO Annual Meeting. Updated data were reported at the 2006 EORTC Symposium. Data from two phase 1 trials were reported at the 2007 ASCO Annual Meeting. A phase 2 clinical trial of XL880 was initiated in patients with hereditary or sporadic papillary renal cell carcinoma in June 2006, and data from this trial were reported at the 2007 EORTC Symposium and 2008 ASCO Annual Meeting. Another phase 2 trial was initiated in patients with metastatic, poorly differentiated diffuse gastric cancer in December 2006, and data from this trial were reported at the

2008 ASCO Annual Meeting. Additionally, a phase 2 trial was initiated in head and neck cancer patients in August 2007. As described under “ – Corporate Collaborations – GlaxoSmithKline,” in December 2007, GlaxoSmithKline exercised its option to further develop and commercialize XL880, and we transferred the XL880 development program to GlaxoSmithKline in the first quarter of 2008.

•

XL281 specifically targets RAF, which is a cytoplasmic serine/threonine kinase that lies immediately downstream of RAS, and is a key component of the RAS/RAF/MEK/ERK pathway that is frequently activated in human tumors. Activating mutations in B-RAF occur in approximately 60% of melanoma patients, indicating a potentially pivotal role for deregulation of this kinase in the progression of melanoma. XL281 is a potent and highly selective inhibitor of RAF kinases, is orally bioavailable and exhibits substantial efficacy in tumor xenograft models. A phase 1 trial was initiated in April 2007, and preliminary data from this trial were presented at the EORTC Symposium in October 2008. As described under “ – Corporate Collaborations – Bristol-Myers Squibb – 2008 Cancer Collaboration,” in December 2008, we entered into a collaboration agreement with Bristol-Myers Squibb pursuant to which we granted to Bristol-Myers Squibb an exclusive worldwide license to develop and commercialize XL281.

•

XL652 targets the liver X receptors, or LXR, which modulate genes involved in regulation of lipid and cholesterol homeostasis. Activation of LXRa or LXRß in foam cells in atherosclerotic plaques promotes reverse cholesterol transport and results in marked anti-atherogenic activity in multiple preclinical models of atherosclerosis. However, prototype LXR agonists also activate LXRa in the liver resulting in increased fatty acid synthesis and consequent elevations in hepatic and circulating triglycerides, an unacceptable side effect. XL652 is a novel LXR agonist that effectively reduces atherosclerotic plaques in preclinical models at doses that do not result in triglyceride elevations. XL652 was developed under a collaboration with Bristol-Myers Squibb, which is responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compound. For more information on our LXR collaboration, see “ – Corporate Collaborations – Bristol-Myers Squibb – LXR Collaboration.”

•

XL550 is a potent, selective, non-steroidal mineralocorticoid receptor, or MR, antagonist that is effective in animal models of hypertension and congestive heart failure. XL550 has shown excellent oral bioavailability and drug metabolism and pharmacokinetic properties in multiple preclinical models and has exhibited a significantly better pharmacokinetic and pharmacodynamic profile than existing steroid drugs. In multiple studies in various non-clinical species, XL550 shows potent anti-hypertensive action and anti-hypertrophic action on the heart, lung and kidney. In addition, XL550 shows 50-100 times greater potency vs. eplerenone in various in vivo studies related to hypertension and congestive heart failure in preclinical models. As a novel proprietary non-steroidal MR antagonist, XL550 has the potential to offer highly effective and safe therapeutic approaches for the treatment of hypertension and congestive heart failure. XL550 was licensed to Daiichi Sankyo Company Limited, or Daiichi-Sankyo, for development and commercialization in March 2006. Daiichi-Sankyo is responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compound. See “ – Corporate Collaborations – Other Collaborations – Daiichi-Sankyo.”

•

FXR Program targets the Farnesoid X Receptor, or FXR, which has been shown to function as a bile acid receptor regulating genes involved in lipid, cholesterol and bile acid homeostasis. We have identified proprietary, potent and selective FXR ligands (compounds that bind to a receptor) that have good oral bioavailability and drug metabolism and pharmacokinetic properties. In rodent models of dyslipidemia, these compounds lowered triglycerides by decreasing triglyceride synthesis and secretion. In addition, they improved the high-density lipoprotein (HDL)/low-density lipoprotein (LDL) ratio and are anti-atherogenic (prevent the formation of lipid deposits in the arteries) in animal models of atherosclerosis. These compounds are also effective in models of cholestasis (a condition in which bile excretion from the liver is blocked), cholesterol gallstones and liver fibrosis. These data suggest that small molecule ligands targeting FXR should function as novel therapeutic agents for treating symptoms and disease states associated with metabolic syndrome as well as certain liver disorders. In December 2005, we licensed the FXR program to Wyeth. Wyeth is responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds. For information regarding our collaboration with Wyeth, see “ –Corporate Collaborations – Other Collaborations – Wyeth.”

Corporate Collaborations

Based on the strength of our expertise in biology, drug discovery and development, we have established collaborations with leading pharmaceutical and biotechnology companies that allow us to retain economic participation in compounds and support additional development of our pipeline. Our collaborations generally fall into one of two categories: collaborations in which we co-develop compounds with a partner, share development costs and profits from commercialization and may have the right to co-promote products in the United States, and collaborations in which we out-license compounds to a partner for further development and commercialization, have no further unreimbursed cost obligations and are entitled only to receive milestones and royalties from commercialization. Under either form of collaboration, we may also be entitled to license fees, research funding and milestone payments from research results and subsequent product development activities. Many of our collaborations have been structured strategically to provide us with access to technology that may help to advance our internal programs while at the same time enabling us to retain rights to use these technologies in different industries.

Bristol-Myers Squibb

2008 Cancer Collaboration. In December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb on two of our novel cancer programs: one associated with XL184 and the other associated with XL281. Upon effectiveness of the agreement in December 2008, Bristol-Myers Squibb paid us an upfront cash payment of $195.0 million for the development and commercialization rights to both programs. Bristol-Myers Squibb is also required to make additional license payments of $45.0 million in 2009.

We and Bristol-Myers Squibb have agreed to co-develop XL184, which may include a backup program for XL184. The companies will share worldwide (except for Japan) development costs for XL184. We are responsible for 35% of such costs and Bristol-Myers Squibb is responsible for 65% of such costs, except that we are responsible for funding the initial $100.0 million of combined costs and have the option to defer payments for development costs above certain thresholds. In return, we will share 50% of the commercial profits and losses (including pre-launch commercialization expenses) in the United States and have the option to co-promote XL184 in the United States. We have the right to defer payment for certain early commercialization and other related costs above certain thresholds. We are eligible to receive sales performance milestones of up to $150.0 million and double-digit royalties on sales on XL184 outside the United States. The clinical development of XL184 is directed by a joint committee. It is anticipated that we will conduct certain clinical development activities for XL184. We may opt out of the co-development for XL184, in which case we would instead be eligible to receive development and regulatory milestones of up to $295.0 million, double-digit royalties on XL184 product sales worldwide and sales performance milestones. Our co-development and co-promotion rights may be terminated in the event that we have “cash reserves” below $80.0 million and we are unable to increase such cash reserves to $80.0 million or more within 90 days, in which case we would receive development and regulatory milestones, sales milestones and double-digit royalties, instead of sharing product profits on XL184 in the United States. For purposes of the agreement, “cash reserves” includes our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under the Facility Agreement dated June 4, 2008 among us, Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited (collectively, the “Deerfield Entities”), as the same may be amended from time to time, and any other similar financing arrangements. Our co-promotion rights on XL184 in the United States, and possibly our right to share product profits on XL184, may be terminated in the event we undergo certain change of control transactions. Bristol-Myers Squibb may, upon certain prior notice to us, terminate the agreement as to products containing XL184 or XL281. In the event of such termination election, Bristol-Myers Squibb’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize such products.

Bristol-Myers Squibb received an exclusive worldwide license to develop and commercialize XL281. We will carry out certain clinical trials of XL281 which may include a backup program on XL281. Bristol-Myers Squibb is responsible for funding all future development on XL281, including our activities. We are eligible for development and regulatory milestones of up to $315.0 million on XL281, sales performance milestones of up to $150.0 million and double-digit royalties on worldwide sales of XL281.

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

For each IND candidate selected, we are entitled to receive a $20.0 million selection milestone from Bristol-Myers Squibb. Once selected, Bristol-Myers Squibb will lead the further development and commercialization of the selected IND candidates. In addition, we have the right to opt in to co-promote the selected IND candidates, in which case we will equally share all development costs and profits in the United States. If we opt-in, we will be responsible for 35% of all development costs related to clinical trials intended to support regulatory approval in both the United States and the rest of the world (except for Japan), with the remaining 65% to be paid by Bristol-Myers Squibb. We have the right to defer payment for certain development costs above certain thresholds. If we do not opt in to co-promote the selected IND candidates, we would be entitled to receive milestones and royalties in lieu of profits from sales in the United States. Outside of the United States, Bristol-Myers Squibb will have primary responsibility for development activities and we will be entitled to receive royalties on product sales. After exercising its co-development option, Bristol-Myers Squibb may, upon notice to us, terminate the agreement as to any product containing or comprising the selected candidate. In the event of such termination election, Bristol-Myers Squibb’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize certain collaboration compounds that were discovered.

In January 2008 and November 2008, Bristol-Myers Squibb exercised its option under the collaboration to develop and commercialize XL139 and XL413, respectively. Under the terms of the collaboration agreement, the selection of XL139 and XL413 by Bristol-Myers Squibb entitled us to a milestone payment of $20.0 million each, which we received in February 2008 and December 2008, respectively. In addition, we exercised our option under the collaboration agreement to co-develop and co-commercialize each of XL139 and XL413 in the United States. Bristol-Myers Squibb is leading all global activities with respect to XL139 and XL413. The parties will co-develop and co-commercialize each of XL139 and XL413 in the United States and expect to, subject to exercising our co-promotion option, share those profits 50/50. The parties will share U.S. commercialization expenses 50/50 and we will be responsible for 35% of global (except for Japan) development costs, with the remaining 65% to be paid by Bristol-Myers Squibb. We have the right to defer payment for certain development costs above certain thresholds. We will be entitled to receive double-digit royalties on product sales outside of the United States.

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

Under the collaboration agreement, Bristol-Myers Squibb paid us a nonrefundable upfront payment in the amount of $17.5 million and was obligated to provide research and development funding of $10.0 million per year for an initial research period of two years. In September 2007, the collaboration was extended at Bristol-Myers Squibb’s request through January 12, 2009, and in November 2008, the collaboration was extended at Bristol-Myers Squibb’s request through January 12, 2010.

Under the collaboration agreement, Bristol-Myers Squibb is required to pay us development and regulatory milestones of up to $140.0 million per product for up to two products from the collaboration. In addition, we are also entitled to receive sales milestones and royalties on sales of any products commercialized under the collaboration. In connection with the extension of the collaboration through January 2009, Bristol-Myers Squibb paid us additional research funding of approximately $7.7 million, and in connection with the extension of the collaboration through January 2010, Bristol-Myers Squibb is obligated to pay us additional research funding totaling approximately $5.8 million, which is payable in quarterly installments over the additional research term. Bristol-Myers Squibb has the option to terminate the collaboration agreement at any time after January 2008, in which case Bristol-Myers Squibb’s payment obligations would cease, its license relating to compounds that modulate LXR would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize certain collaboration compounds that were discovered under the collaboration agreement. In December 2007, we received $5.0 million for achieving a development milestone.

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

Genentech

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

Under the terms of the co-development agreement, we are responsible for developing XL518 through the end of a phase 1 clinical trial, and Genentech has the option to co-develop XL518, which Genentech may exercise after receipt of certain phase 1 data from us. In March 2008, Genentech exercised its option, triggering a payment to us of $3.0 million, which we received in April 2008. We will continue to be responsible for the phase 1 clinical trial until the point that a maximum tolerated dose, or MTD, is determined. After MTD is achieved, we will be required grant to Genentech an exclusive worldwide revenue-bearing license to XL518 and Genentech will be responsible for completing the phase 1 clinical trial and subsequent clinical development. We reached the MTD for XL518 in early 2009 and expect to transfer the compound to Genentech in March 2009. Another $7.0 million is due to us when a phase 2 program is initiated by Genentech. Genentech will be responsible for all further development costs of XL518 and we will share equally in the U.S. commercialization costs. On an annual basis, we are entitled to an initial equal share of U.S. profits and losses, which will decrease as sales increase, and we are also entitled to royalties on non-U.S. sales. We also have the option to co-promote in the United States. Genentech has the right to terminate the agreement without cause at any time. If Genentech terminates the co-development agreement without cause, all licenses that were granted to Genentech under the agreement terminate and revert to us. Additionally, we would receive, subject to certain conditions, licenses from Genentech to research, develop and commercialize reverted product candidates.

Cancer Collaboration. In May 2005, we established a collaboration agreement with Genentech to discover and develop therapeutics for the treatment of cancer, inflammatory diseases, and tissue growth and repair. Under the terms of the collaboration agreement, we granted to Genentech a license to certain intellectual property. Genentech paid us a nonrefundable upfront license payment and was obligated to provide research and development funding over the three-year research term, totaling $16.0 million.

Under the collaboration agreement, Genentech has primary responsibility in the field of cancer for research and development activities as well as rights for commercialization of any products. In the fields of inflammatory disease and in the fields of tissue growth and repair, we initially have primary responsibility for research activities. In May 2008, the research term under the collaboration expired, at which time we had the option to elect to share a portion of the costs and profits associated with the development, manufacturing and commercialization of products in one of the fields. In June 2008, we elected to share a portion of the costs and profits associated with the development, manufacturing and commercialization of a therapeutic to treat tissue growth and repair. For all products under the collaboration agreement that were not elected as cost or profit sharing products, we may receive milestone and royalty payments.

GlaxoSmithKline

In October 2002, we established a collaboration with GlaxoSmithKline to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. The collaboration involved three agreements: (1) a product development and commercialization agreement (2) a stock purchase and stock issuance agreement; and (3) a loan and security agreement. During the term of the collaboration, we received $65.0 million in upfront and milestone payments, $85.0 million in research and development funding and loans in the principal amount of $85.0 million. In connection with the collaboration, GlaxoSmithKline purchased a total of three million shares of our common stock.

In October 2008, the development term under the collaboration concluded as scheduled. Under the terms of the collaboration, GlaxoSmithKline had the right to select up to two of the compounds in the collaboration for further development and commercialization. GlaxoSmithKline selected XL880 and had the right to choose one additional compound from a pool of compounds, which consisted of XL184, XL281, XL228, XL820 and XL844 as of the end of the development term.

In July 2008, we achieved proof-of-concept for XL184 and submitted the corresponding data report to GlaxoSmithKline. In October 2008, GlaxoSmithKline notified us in writing that it decided not to select XL184 for further development and commercialization and that it waived its right to select XL281, XL228, XL820 and XL844 for further development and commercialization. As a result, Exelixis retained the rights to develop, commercialize, and/or license all of the compounds, subject to payment to GSK of a 3% royalty on net sales of any product incorporating XL184. As described under “ – Bristol-Myers Squibb – 2008 Cancer Collaboration,” in December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for XL184 and XL281. We discontinued development of XL820 and XL844 in December 2008.

The $85.0 million loan we received from GlaxoSmithKline bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest under the loan becomes due in three annual installments, beginning on October 27, 2009. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions. As of December 31, 2008, the aggregate principal and interest outstanding under the loan was $102.2 million.

Other Collaborations

Symphony Evolution. In June 2005, we entered into a series of related agreements, including a purchase option agreement, providing for the financing of the clinical development of XL647 and two of our other product candidates, XL784 and XL999. In December 2006, we amended the purchase option agreement. Pursuant to the agreements, Symphony Evolution, Inc., or SEI, and its investors have invested $80.0 million to fund the clinical development of XL647, XL784 and XL999, and we have licensed to SEI our intellectual property rights related to these product candidates. SEI is a wholly owned subsidiary of Symphony Evolution Holdings LLC, or Holdings, which provided $40.0 million in funding to SEI on June 9, 2005 and an additional $40.0 million on June 9, 2006. We continue to be primarily responsible for the development of XL647, XL784 and XL999 in accordance with specified development plans and related development budgets.

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

In 2007, we discontinued the development of XL999 and completed the phase 2 trial for XL784; the phase 2 clinical development program for XL647 is ongoing. We are in discussions with SEI regarding the future clinical development of XL647 and XL784 and related funding. We do not intend to further develop XL647 or XL784 on our own or invest any further Exelixis resources in the development of these compounds. In light of the foregoing, in the absence of a partner, we do not anticipate using our own funds or common stock to exercise the purchase option.

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

Wyeth. In December 2005, we entered into a license agreement with Wyeth Pharmaceuticals, a division of Wyeth, related to compounds targeting FXR, a nuclear hormone receptor implicated in a variety of metabolic and liver disorders. Under the terms of the agreement, we granted to Wyeth an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate FXR. Wyeth paid us a nonrefundable upfront payment in the amount of $10.0 million and we received $4.5 million in November 2006 for achieving a development milestone. In November 2007, Wyeth paid us $2.5 million for achieving a second development milestone. Wyeth is obligated to pay additional development and commercialization milestones of up to $140.5 million as well as royalties on sales of any products commercialized by Wyeth under the agreement. Wyeth will be responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds. Subject to certain terms and conditions, Wyeth has the option to terminate the license agreement.

Daiichi-Sankyo. In March 2006, we entered into a collaboration agreement with Daiichi-Sankyo for the discovery, development and commercialization of novel therapies targeted against MR, a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic diseases. Under the terms of the agreement, we granted to Daiichi-Sankyo an exclusive, worldwide license to certain intellectual property primarily relating to compounds that modulate MR. Daiichi-Sankyo is responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds and we do not have rights to reacquire such compounds, except as described below.

Daiichi-Sankyo paid us a nonrefundable upfront payment in the amount of $20.0 million and is obligated to provide research and development funding of $3.8 million over a 15-month research term. In June 2007, our collaboration agreement with Daiichi-Sankyo was amended to extend the research term by six months over which Daiichi-Sankyo was required to provide $1.5 million in research and development funding. In November 2007, the parties decided not to further extend the research term. For each product from the collaboration, we are also entitled to receive payments upon attainment of pre-specified development, regulatory and commercialization milestones. In addition, we are also entitled to receive royalties on any sales of certain products commercialized under the collaboration. Daiichi-Sankyo may terminate the agreement upon 90 days’ written notice in which case Daiichi-Sankyo’s payment obligations would cease, its license relating to compounds that modulate MR would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Daiichi-Sankyo to research, develop and commercialize compounds that were discovered under the collaboration.

Manufacturing and Raw Materials

We currently do not have manufacturing capabilities necessary to enable us to produce materials for our clinical trials. Raw materials and supplies required for the production of our product candidates are generally available from multiple suppliers. However, in some instances materials are available only from one supplier. In those cases where raw materials are only available through one supplier, we manage supplies, to the extent feasible, by ordering raw materials in advance of scheduled needs. However, clinical trial schedules may be delayed due to interruptions of raw material supplies.

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

Research and Development Expenses

Research and development expenses consist primarily of personnel expenses, laboratory supplies, consulting and facilities costs. Research and development expenses were $257.4 million for the year ended December 31, 2008, compared to $225.4 million for the year ended December 31, 2007 and $185.5 million for the year ended December 31, 2006.

Revenues from Significant Collaborators

In 2008, we derived 46%, 37% and 17% of our revenues from Bristol-Myers Squibb, GlaxoSmithKline and Genentech, respectively.

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

Employees

As of December 31, 2008, after giving effect to the restructuring we implemented in November 2008, we had 676 full-time employees worldwide, 240 of whom held Ph.D. and/or M.D. degrees, most of whom were engaged in full-time research and development activities. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

As of December 31, 2008, we had $284.2 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by SEI of $14.7 million and restricted cash and investments of $4.0 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI, funds available under the Facility Agreement with the Deerfield Entities, and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. Our goal is to be able to operate independently of the capital markets for a substantial period of time. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

repayment of our loan from GlaxoSmithKline – In October 2002, we entered into a collaboration with GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest under the loan becomes due in three annual installments, beginning on October 27, 2009. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions. As of December 31, 2008, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $102.2 million. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and in the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding, including from funds available under the Facility Agreement with the Deerfield Entities, to satisfy our repayment obligations, including the payment that is due on October 27, 2009. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock.

•

whether and when we draw funds under our Facility Agreement with the Deerfield Entities – In June 2008, we entered into the Facility Agreement with the Deerfield Entities pursuant to which the Deerfield Entities agreed to loan to us up to $150.0 million, subject to certain conditions. We may draw down on the facility in $15.0 million increments at any time until December 2009. The outstanding principal and interest under the loan, if any, is due by June 4, 2013, and, at our option, can be repaid at any time with shares of our common stock, subject to certain restrictions, or in cash. Interest under the loan does not accrue until we draw down on the facility, at which time interest will begin to accrue at a rate of 6.75% per annum compounded annually on the outstanding principal amount of the facility. The Deerfield Entities also have limited rights to accelerate repayment of the loan upon certain changes of control of Exelixis or an event of default. Pursuant to the Facility Agreement, we paid the Deerfield Entities a one time transaction fee of $3.8 million, or 2.5% of the loan facility, and we are obligated to pay an annual commitment fee of $3.4 million, or 2.25% of the loan facility, payable quarterly. If we draw down under the Facility Agreement, we would be required to issue to the Deerfield Entities additional warrants to purchase shares of our common stock. If we draw down under the Facility Agreement, there is no assurance that the conditions to our ability to repay the loan in shares of our common stock would be satisfied at the time that any outstanding principal and interest under the loan is due, in which case we would be obligated to repay the loan in cash, or that events permitting acceleration of the loan will not occur, in which event we would be required to repay any outstanding principal and interest sooner than anticipated;

•

the progress and scope of our collaborative and independent clinical trials and other research and development projects, including with respect to XL184, our most advanced asset. We expect to particularly focus our later stage development efforts on XL184, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. As described under “ – Corporate Collaborations – Bristol-Myers Squibb – 2008 Cancer Collaboration,” in December 2008, we entered into a worldwide co-development collaboration with Bristol-Myers Squibb for the development and commercialization of XL184. The companies will share worldwide (except for Japan) development costs for XL184. We are responsible for 35% of such costs and Bristol-Myers Squibb is responsible for 65% of such costs, except that we are responsible to fund the initial $100 million of combined costs and have the option to defer payments for development costs above certain thresholds. In return, we will share 50% of the commercial profits and losses (including pre-launch commercialization expenses) in the United States and have the option to co-promote XL184 in the United States. We have the right to defer payment for certain early commercialization and other related costs above certain thresholds. During the term of the collaboration, so long as we have not opted out of the co-development of XL184, there may be periods during which Bristol-Myers Squibb will partially reimburse us for certain research and development expenses, and other periods during which we will owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. On an annual basis, to the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In annual periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Generally, the direction of cash flows will depend on the level of development activity by either party, which may change during the development term. Our capital requirements will be impacted by the level of our expenses for the development activity conducted by us and the degree to which we will be required to make payments to, or we will receive payments from, Bristol-Myers Squibb. If we opt out of the co-development of XL184, we would have no further unreimbursed cost obligations;

•

the level of payments received under existing collaboration agreements, licensing agreements and other arrangements as well as our ability to enter into new collaboration agreements, licensing agreements and other arrangements that provide additional payments;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents and marketable securities that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights;

•	the cost of any acquisitions of or investments in businesses, products and technologies; and

•	the cost and timing of establishing or contracting for sales, marketing and distribution capabilities.

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

We will have to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, as part of our collaboration with GlaxoSmithKline, we entered into the loan and security agreement, which, as amended, contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue, but includes amounts available for borrowing under the Facility Agreement with the Deerfield Entities) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of December 31, 2008, our “working capital” was $321.0 million (including $150.0 million available for borrowing under the Facility Agreement) and our “cash and investments” were $280.2 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $102.2 million at December 31, 2008. Principal and accrued interest under the loan becomes due in three annual installments beginning on October 27, 2009. In addition, if our cash and cash equivalents and marketable securities on the last day of any calendar quarter are less than $75.0 million, then we would be in default under the Facility Agreement with the Deerfield Entities, and the Deerfield Entities would have the right, among other remedies, to cancel our right to request disbursements and declare immediately due and payable any amounts accrued or payable under the Facility Agreement. If our “cash reserves” fall below $80.0 million and we are unable to increase such cash reserves to $80.0 million or more within 90 days, our co-development and co-promotion rights with respect to XL184 under our 2008 collaboration agreement with Bristol-Myers Squibb may be terminated. “Cash reserves” for purposes of our 2008 collaboration agreement with Bristol-Myers Squibb includes our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under the Facility Agreement with the Deerfield Entities, as the same may be amended from time to time, and any other similar financing arrangements. If we cannot raise additional capital in order to remain in compliance with our financial covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses since inception, including a net loss of $162.9 million for year ended December 31, 2008. As of that date, we had an accumulated deficit of $954.5 million. We expect our losses in 2009 to increase as compared to 2008 and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our pharmaceutical product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. Except for revenues associated with the transgenic mouse business of our former German subsidiary, Artemis Pharmaceuticals, GmbH, or Artemis, our only revenues to date are license revenues and revenues under contracts with our partners. In November 2007, we sold 80.1% of our ownership interest in Artemis. The amount of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our technologies and undertake product development. We currently have numerous product candidates in various stages of clinical development and we anticipate filing additional IND applications for additional product candidates within the next 12 months. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

We may not realize the expected benefits of our initiatives to control costs.

Managing costs is a key element of our business strategy. Consistent with this element of our strategy, in November 2008 we implemented a restructuring that resulted in the reduction of approximately 10% of our workforce. We anticipate that we will incur some level of restructuring charges through the end of 2009 as we continue to implement this restructuring.

If we experience excessive unanticipated inefficiencies or incremental costs in connection with restructuring activities, such as unanticipated inefficiencies caused by reducing headcount, we may be unable to meaningfully realize cost savings and we may incur expenses in excess of what we anticipate. Either of these outcomes could prevent us from meeting our goal of being able to operate independently of the capital markets for a substantial period of time, and could adversely impact our results of operations or financial condition.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents or short-term investments and our ability to meet our financing objectives.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments, or long-term investments since December 31, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.

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

We may experience numerous unforeseen events during, or as a result of, clinical testing that could delay or prevent commercialization of our product candidates, including:

•	our product candidates may not prove to be efficacious or may cause harmful side effects;

•	negative or inconclusive clinical trial results may require us to conduct further testing or to abandon projects that we had expected to be promising;

•	we or our competitors may subsequently discover other compounds that we believe show significantly improved safety or efficacy compared to our product candidates;

•	patient registration or enrollment in our clinical testing may be lower than we anticipate, resulting in the delay or cancellation of clinical testing; and

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

Any delay or termination described above could limit our ability to generate revenues, cause us to incur additional expense and cause the market price of our common stock to decline significantly.

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

If any of these agreements is not renewed or is terminated early, whether unilaterally or by mutual agreement, or if we are unable to enter into new collaboration agreements on commercially acceptable terms, our revenues and product development efforts could suffer. Our agreements with Bristol-Myers Squibb, Genentech, Daiichi-Sanko and Wyeth contain early termination provisions. In addition, from time to time we review and assess certain aspects of our collaborations, partnerships and agreements and may amend or terminate, either by mutual agreement or pursuant to any applicable early termination provisions, such collaborations, partnerships or agreements if we deem them to be no longer in our economic or strategic interests. We may not be able to enter into new collaboration agreements on similar or superior financial terms to offset the loss of revenue from the termination or expiration of any of our existing arrangements, and the timing of new collaboration agreements may have a material adverse effect on our ability to continue to successfully meet our objectives.

Conflicts with our collaborators could jeopardize the outcome of our collaboration agreements and our ability to commercialize products.

We are conducting proprietary research programs in specific disease, therapeutic modality and agricultural product areas that are not covered by our collaboration agreements. Our pursuit of opportunities in pharmaceutical and agricultural markets could result in conflicts with our collaborators in the event that any of our collaborators takes the position that our internal activities overlap with those areas that are exclusive to our collaboration agreements, and we should be precluded from such internal activities. Moreover, disagreements with our collaborators could develop over, among other things, development plans and budgets, the parties’ respective research and development activities and rights to our intellectual property. In addition, our collaboration agreements may have provisions that give rise to disputes regarding the respective rights and obligations of the parties, including the rights of collaborators with respect to our internal programs and disease area research. Any conflict with or among our collaborators could lead to the termination of our collaborative agreements, delay collaborative activities, impair our ability to renew agreements or obtain future collaboration agreements or result in litigation or arbitration and would negatively impact our relationship with existing collaborators. If our collaborators fail to develop or commercialize any of our compounds or product candidates, we would not receive any future royalties or milestone payments for such compounds or product candidates. We have limited or no control over the resources that our collaborators may choose to devote to our joint efforts. Our collaborators may breach or terminate their agreements with us or fail to perform their contractual obligations. Also, our collaboration agreements may be subject to early termination by mutual agreement. Further, our collaborators may elect not to develop products arising out of our collaboration arrangements, may experience financial difficulties, may undertake business combinations or significant changes in business strategy that adversely affect their willingness or ability to complete their obligations under any arrangement with us or may fail to devote sufficient resources to the development, manufacture, marketing or sale of such products. Certain of our collaborators could also become competitors in the future. If our collaborators develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain necessary regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the development and commercialization of our products, our product development efforts could be delayed or otherwise adversely effected and may fail to lead to commercialized products.

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

Risks Related to Employees, Growth and Location

The loss of key personnel or the inability to retain and, where necessary, attract additional personnel could impair our ability to expand our operations.

We are highly dependent upon the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. Also, we do not currently have sufficient clinical development personnel to fully execute our business plan. Retaining and, where necessary, recruiting qualified clinical and scientific personnel will be critical to support activities related to advancing our clinical and preclinical development programs, and supporting our collaborative arrangements and our internal proprietary research and development efforts. Competition is intense for experienced clinical personnel, and we may be unable to retain or recruit clinical personnel with the expertise or experience necessary to allow us to pursue collaborations, develop our products and core technologies or expand our operations to the extent otherwise possible. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results and stock price to volatility, including:

•	recognition of upfront licensing or other fees or revenue;

•	payments of non-refundable upfront or licensing fees, or payment for cost-sharing expenses, to third parties;

•	acceptance of our technologies and platforms;

•	the success rate of our discovery efforts leading to milestone payments and royalties;

•	the introduction of new technologies or products by our competitors;

•	the timing and willingness of collaborators to commercialize our products;

•	our ability to enter into new collaborative relationships;

•	the termination or non-renewal of existing collaborations;

•	the timing and amount of expenses incurred for clinical development and manufacturing of our product candidates;

•	the impairment of acquired goodwill and other assets; and

•	general and industry-specific economic conditions that may affect our collaborators’ research and development expenditures.

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

The trading price of our common stock has been highly volatile, and we believe the trading price of our common stock will remain highly volatile and may fluctuate substantially due to factors such as the following, many of which we cannot control:

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

If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants and shares issued under our employee stock purchase plan) in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

We currently lease an aggregate of 436,957 square feet of office and laboratory facilities. In California, we currently lease 401,098 square feet in our South San Francisco and San Diego locations. The South San Francisco location, which currently is comprised of six buildings totaling 367,773 square feet, is covered by four lease agreements. The first two leases covering three buildings for a total of 179,964 square feet expire in 2017, with two five-year options to extend their respective terms prior to expiration. The third lease covering two buildings for a total of 116,063 square feet expires in 2018. A fourth lease covers a portion of one building in which we occupy 71,746 square feet that commenced in May 2008 and expires in 2015, with one three-year option to extend the term prior to expiration. Under the terms of this lease, we have the right to rent all of the remaining 57,775 rentable square feet of the building. This expansion right expires on December 31, 2009. If we exercise our right to lease the entire building, we will have the option to extend the lease for an additional ten years. In our San Diego location, we lease 33,325 square feet under a month-to-month lease, with a nine-month termination notice.

In Portland, Oregon, we lease 20,505 square feet of office and laboratory space. The lease expires in July 2010 and we have the option to extend the lease for two one-year periods. We lease an additional 14,999 square feet of office and warehouse space in Portland, Oregon. The lease for such space expires in September 2013 but we may terminate the lease in July 2010, July 2011 and July 2012. We also have the option to extend the lease for an additional five years. We also lease a 15-acre farm in Woodburn, Oregon. Greenhouse capacity at the farm currently totals 50,000 square feet. We previously owned the farm but sold it to Agrigentics, Inc., a wholly-owned subsidiary of The Dow Chemical Company, in September 2007. We are leasing the farm in connection with a contract research agreement between us and Agrigentics, and the lease expires upon termination or expiration of the contract research agreement.

In Guilford, Connecticut, we lease 3,000 square feet of office space, under a month-to-month lease, with a six-month termination notice. The lease commenced in January 2008.

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

Our common stock has traded on the Nasdaq Global Select Market (formerly the Nasdaq National Market) under the symbol “EXEL” since April 11, 2000. The following table sets forth, for the periods indicated, the high and low intraday sales prices for our common stock as reported by the Nasdaq Global Select Market:

	Common Stock Price
	High	Low
Quarter ended January 2, 2009	$6.30	$2.11
Quarter ended September 26, 2008	$7.35	$4.64
Quarter ended June 27, 2008	$8.15	$5.00
Quarter ended March 28, 2008	$8.95	$4.81
Quarter ended December 28, 2007	$12.29	$7.82
Quarter ended September 28, 2007	$12.37	$9.40
Quarter ended June 29, 2007	$12.77	$9.92
Quarter ended March 30, 2007	$11.74	$8.67

On February 27, 2009, the last reported sale price on the Nasdaq Global Select Market for our common stock was $4.32 per share.

Holders

As of February 27, 2009, there were approximately 631 stockholders of record of our common stock.

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

The following graph compares, for the five year period ended December 31, 2008, the cumulative total stockholder return for our common stock, the Nasdaq Stock Market (U.S. companies) Index, or the Nasdaq Market Index, and the Nasdaq Biotech Index. The graph assumes that $100 was invested on December 31, 2003 in each of the common stock of the company, the Nasdaq Market Index and the Nasdaq Biotech Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/03	03/31/04	06/30/04	09/30/04	12/31/04	03/31/05	06/30/05
Exelixis, Inc.	100	121	143	114	135	96	105
Nasdaq Market Index	100	100	102	95	109	100	103
Nasdaq Biotech Index	100	107	105	99	106	90	95

	09/30/05	12/31/05	03/31/06	06/30/06	09/30/06	12/31/06	03/31/07
Exelixis, Inc.	109	134	170	143	124	128	141
Nasdaq Market Index	107	110	117	108	113	121	121
Nasdaq Biotech Index	108	109	116	103	104	110	107

	06/30/07	09/30/07	12/31/07	03/31/08	06/30/08	09/30/08	12/31/08
Exelixis, Inc.	172	150	122	96	72	89	74
Nasdaq Market Index	130	135	133	113	116	109	81
Nasdaq Biotech Index	111	118	116	106	110	119	102

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from our audited consolidated financial statements. The financial information as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$117,859	$113,470	$98,670	$75,961	$52,857
Operating expenses:
Research and development(1)	257,390	225,375	185,481	141,135	137,724
General and administrative(2)	36,892	44,940	39,123	27,731	20,905
Amortization of intangible assets	—	202	820	1,086	779
Restructuring charge	2,890	—	—	—	2,275
Acquired in-process research and development	—	—	—	—	26,376

Total operating expenses	297,172	270,517	225,424	169,952	188,059

Loss from operations	(179,313)	(157,047)	(126,754)	(93,991)	(135,202)
Total other income (expense)(3)	3,743	46,025	3,565	(819)	(2,043)

Loss from continuing operations before noncontrolling interest in Symphony Evolution, Inc.	(175,570)	(111,022)	(123,189)	(94,810)	(137,245)
Loss attributed to noncontrolling interest in Symphony Evolution, Inc.	12,716	24,641	21,697	10,406	—

Net loss	$(162,854)	$(86,381)	$(101,492)	$(84,404)	$(137,245)

Net loss per share, basic and diluted	$(1.54)	$(0.87)	$(1.17)	$(1.07)	$(1.89)

Shares used in computing basic and diluted net loss per share	105,498	99,147	86,602	78,810	72,504

(1)	Amounts for 2008, 2007 and 2006 include $14.8 million, $11.6 million and $11.2 million in employee stock-based compensation, respectively, under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R).
(2)	Amounts for 2008, 2007 and 2006 include $8.1 million, $7.3 million and $6.3 million in employee stock-based compensation, respectively, under SFAS 123R.
(3)	In September 2007, we sold our plant trait business and, as a result, we recognized a gain of $18.8 million in other income. In 2008 we received an additional $4.5 million of contingent consideration for development of an additional asset which was recognized as additional gain in other income. In November 2007, we sold 80.1% of our German subsidiary, Artemis Pharmaceuticals GmbH, and recognized a gain of $18.1 million in other income. In 2008, we recognized an additional $0.1 million gain from with a purchase price adjustment associated with this transaction.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, marketable securities, investments held by Symphony Evolution, Inc. and restricted cash and investments	$284,185	$299,530	$263,180	$210,499	$171,223
Working capital	82,028	150,898	150,814	86,463	89,597
Total assets	401,622	412,120	395,417	332,712	291,340
Long-term obligations, less current portion	97,339	130,671	128,565	121,333	144,491
Accumulated deficit	(954,504)	(791,650)	(705,269)	(603,777)	(519,373)
Total stockholders’ equity (deficit)	(56,975)	72,081	52,540	33,543	50,671

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Annual Report on Form 10-K are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “goal,” “objective,” “will,” “may” “should,” “would,” “could,” “estimate,” “predict,” “potential,” “continue,” “encouraging” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Item 1A. Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Since our inception, we have filed 16 investigational new drug applications, or INDs, with the United States Food and Drug Administration, or FDA. As our compounds advance into clinical development, we expect to generate a critical mass of data that will help us to understand the full clinical and commercial potential of our drug candidates. In addition to guiding the potential commercialization of our innovative therapies, these data may contribute to the understanding of disease and help improve treatment outcomes.

Based on the strength of our expertise in biology, drug discovery and development, we have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb Company, Genentech, Inc. and GlaxoSmithKline, that allow us to retain economic participation in compounds and support additional development of our pipeline. Our collaborations generally fall into one of two categories: collaborations in which we co-develop compounds with a partner, share development costs and profits from commercialization and may have the right to co-promote products in the United States, and collaborations in which we out-license compounds to a partner for further development and commercialization, have no further unreimbursed cost obligations and are entitled only to receive milestones and royalties from commercialization. Under either form of collaboration, we may also be entitled to license fees, research funding and milestone payments from research results and subsequent product development activities. We maintain exclusive ownership of those compounds in our pipeline that we are developing ourselves. We are responsible for all development costs for these compounds and are entitled to 100% of profits if the compounds are commercialized.

The following table sets forth those compounds in clinical development that we are developing internally or are co-developing with a partner:

Compound	Partner	Principal Targets	Indication	Stage of Development
XL184	Bristol-Myers Squibb	MET, VEGFR2, RET	Cancer	Phase 3
XL147	Unpartnered	PI3K	Cancer	Phase 1b/2
XL765	Unpartnered	PI3K, mTOR	Cancer	Phase 1b/2
XL518	Genentech	MEK	Cancer	Phase 1
XL228	Unpartnered	IGF1R , ABL, SRC	Cancer	Phase 1
XL019	Unpartnered	JAK2	Cancer	Phase 1
XL139	Bristol-Myers Squibb	Hedgehog	Cancer	Phase 1
XL413	Bristol-Myers Squibb	CDC7	Cancer	Phase 1
XL888	Unpartnered	HSP90	Cancer	Phase 1

The following table sets forth those compounds in preclinical and clinical development that we have out-licensed to third parties for further development and commercialization:

Compound	Partner	Principal Targets	Indication	Stage of Development
XL880	GlaxoSmithKline	MET, VEGFR2	Cancer	Phase 2
XL281	Bristol-Myers Squibb	RAF	Cancer	Phase 1
XL652	Bristol-Myers Squibb	LXR	Metabolic and cardiovascular diseases	Phase 1
XL550	Daiichi-Sankyo	MR	Metabolic and cardiovascular diseases	Preclinical
FXR	Wyeth	FXR	Metabolic and liver disorders	Preclinical

Our Strategy

Our business strategy is to leverage our biological expertise and integrated drug discovery capabilities to generate a pipeline of diverse development compounds with first-in-class or best-in-class potential that fulfill unmet medical needs in the treatment of cancer and potentially other serious diseases. We have refined our strategy to reflect the prolonged economic downturn and the deterioration of the capital markets. In particular, we are focused on ensuring that our expenses are in line with our cash resources, with the goal of being able to operate independently of the capital markets for a substantial period of time.

Our strategy is centered around three principal elements:

•

Focus development – While we have historically pursued an approach to drug discovery intended to generate a significant number of development candidates to fuel our pipeline, for the foreseeable future we intend to direct our discovery efforts more towards generating development candidates under existing and future discovery collaborations with third parties. Our objective is to fund a significant portion of our discovery costs by entering into such collaborations. We are also focusing our later stage clinical development efforts on a limited number of programs. We believe that the most attractive compounds to develop ourselves or to co-develop with a partner have a lower-cost, lower-risk route to the market, usually for a niche indication, with the possibility of substantially expanding the market into major indications. Our most advanced clinical asset, XL184, which we are co-developing with Bristol-Myers Squibb, represents such a compound. We expect particularly to focus our later stage development efforts on XL184, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound.

•

Partner compounds – We are seeking new collaborations with leading pharmaceutical and biotechnology companies for the development and ultimate commercialization of some of our preclinical and clinical assets, particularly those drug candidates for which we believe that the capabilities and bandwidth of a partner can accelerate development and help to fully realize their therapeutic and commercial potential. Collaborations also provide us with a means of shifting a portion or all of the development costs related to such drug candidates. Consistent with this element of our strategy, in December 2008 we entered into a worldwide collaboration with Bristol-Myers Squibb on two of our cancer programs: one associated with XL184 and the other associated with XL281.

•

Control costs – We are committed to managing our costs. In November 2008, we implemented a restructuring that resulted in the reduction of approximately 10% of our workforce. We will continue to analyze our expenses to ensure that they are not disproportionate to our cash resources. In addition, we will continue to be selective with respect to funding our clinical development programs. We have established definitive “go/no-go” criteria with respect to our development programs to ensure that we commit our resources only to those programs with the greatest commercial and therapeutic potential. For example, we are conducting limited studies on XL019 and XL228 with the goal of making decisions to continue or halt development of these compounds during 2009. In addition, in late 2008 we discontinued development of XL820 and XL844. In the second half of 2008, we also decided not to invest any additional Exelixis resources in the development of XL647. To control costs, we may decide in the future to pursue collaborations for the development of drug candidates that we had initially determined to develop ourselves. We also retain the right to opt-out of the development of certain drug candidates that we are currently co-developing with partners.

We make decisions regarding whether and how to develop particular drug candidates we have generated through our discovery efforts based on a variety of factors, including preclinical and clinical data, our available financial resources, estimates of the costs to develop and commercialize the drug candidate, our bandwidth and our expertise. Ultimately, our decision-making is intended to maximize the value and productivity of our resources and to focus our efforts on those drug candidates that are commercially attractive and have the potential to be first-in-class or best-in-class therapeutics.

Certain Factors Important to Understanding Our Financial Condition and Result of Operations

Successful development of drugs is inherently difficult and uncertain. Our business requires significant investments in research and development over many years, often for products that fail during the research and development process. Our long-term prospects depend upon our ability and the ability of our partners to successfully commercialize new therapeutics in highly competitive areas such as cancer treatment. Our financial performance is driven by many factors, including those described below.

Limited Sources of Revenues

We currently have no pharmaceutical products that have received marketing approval, and we have generated no revenues to date from the sale of such products. We do not expect to generate revenues from the sale of pharmaceutical products in the near term and expect that all of our near term revenues, such as research and development funding, license fees and milestone payments and royalty revenues, will be generated from collaboration agreements with our partners. Milestones under these agreements may be tied to factors that are outside of our control, such as significant clinical or regulatory events with respect to compounds that have been licensed to our partners.

Clinical Trials

We currently have multiple compounds in clinical development and expect to expand the development program for our compounds. Our compounds may fail to show adequate safety or efficacy in clinical testing. Furthermore, predicting the timing of the initiation or completion of clinical trials is difficult and our trials may be delayed due to many factors, including factors outside of our control. The future development path of each of our compounds depends upon the results of each stage of clinical development. In general, we will incur increased operating expenses for compounds that advance in clinical development, whereas expenses will end for compounds that do not warrant further clinical development.

We are responsible for all development costs for compounds in our pipeline that are not partnered and for a portion of development costs for those compounds that we are co-developing with partners. We share development costs with partners in our co-development collaborations and have no unreimbursed cost obligations with respect to compounds that we have out-licensed. We expect that over the next several years an increasingly greater portion of our development expenses will be funded by our partners.

Liquidity

As of December 31, 2008, we had $284.2 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by SEI of $14.7 million and restricted cash and investments of $4.0 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI, funds available under the Facility Agreement with the Deerfield Entities and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. Our goal is to be able to operate independently of the capital markets for a substantial period of time. However, our future capital requirements will be substantial and depend on many factors, including the following:

•	whether we repay amounts outstanding under our loan and security agreement with GlaxoSmithKline in cash or shares of our common stock;

•

whether and when we draw funds under our Facility Agreement with Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited (collectively, the “Deerfield Entities”);

•	our plans for the aggressive development of our broad clinical and preclinical pipelines;

•	our obligations under our collaboration agreements, including, in particular, our collaboration agreement with Bristol-Myers Squibb for XLl84; and

•	whether we generate funds from existing or new collaborations for the development of any of our compounds.

Our minimum liquidity needs are also determined by financial covenants in our loan and security agreement, as amended, with GlaxoSmithKline, the Facility Agreement with the Deerfield Entities and our collaboration agreement with Bristol-Myers Squibb for XL184, as well as other factors, which are described under “ – Liquidity and Capital Resources – Cash Requirements”.

Our ability to raise additional funds may be severely impaired if any of our product candidates fails to show adequate safety or efficacy in clinical testing.

2008 Cancer Collaboration with Bristol-Myers Squibb

We expect to particularly focus our later stage development efforts on XL184, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. In December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for XL184 and XL281. Upon effectiveness of the agreement in December 2008, Bristol-Myers Squibb paid us an upfront cash payment of $195.0 million for the development and commercialization rights to both programs. Bristol-Myers Squibb is also required to make additional license payments of $45.0 million in 2009.

We and Bristol-Myers Squibb have agreed to co-develop XL184, which may include a backup program for XL184. The companies will share worldwide (except for Japan) development costs for XL184. We are responsible for 35% of such costs and Bristol-Myers Squibb is responsible for 65% of such costs, except that we are responsible for funding the initial $100.0 million of combined costs and have the option to defer payments for development costs above certain thresholds. In return, we will share 50% of the commercial profits and losses (including pre-launch commercialization expenses) in the United States and have the option to co-promote XL184 in the United States. We have the right to defer payment for certain early commercialization and other related costs above certain thresholds. We are eligible to receive sales performance milestones of up to $150.0 million and double-digit royalties on sales on XL184 outside the United States. The clinical development of XL184 is directed by a joint committee. It is anticipated that we will conduct certain clinical development activities for XL184. We may opt out of the co-development for XL184, in which case we would instead be eligible to receive development and regulatory milestones of up to $295.0 million, double-digit royalties on XL184 product sales worldwide and sales performance milestones. Our co-development and co-promotion rights may be terminated in the event that we have “cash reserves” below $80.0 million and we are unable to increase such cash reserves to $80.0 million or more within 90 days, in which case we would receive development and regulatory milestones, sales milestones and double-digit royalties, instead of sharing product profits on XL184 in the United States. For purposes of the agreement, “cash reserves” includes our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under the Facility Agreement dated June 4, 2008 among us and the Deerfield Entities, as the same may be amended from time to time, and any other similar financing arrangements. Our co-promotion rights on XL184 in the United States, and possibly our right to share product profits on XL184, may be terminated in the event we undergo certain change of control transactions. Bristol-Myers Squibb may, upon certain prior notice to us, terminate the agreement as to products containing XL184 or XL281. In the event of such termination election, Bristol-Myers Squibb’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize such products.

Bristol-Myers Squibb received an exclusive worldwide license to develop and commercialize XL281. We will carry out certain clinical trials of XL281 which may include a backup program on XL281. Bristol-Myers Squibb is responsible for funding all future development on XL281, including our activities. We are eligible for development and regulatory milestones of up to $315.0 million on XL281, sales performance milestones of up to $150.0 million and double-digit royalties on worldwide sales of XL281.

The upfront payment of $195.0 million we received upon effectiveness of the collaboration agreement and the fully committed payments of $45.0 million that we will receive in 2009 will be amortized over five years, and recorded as license revenue, from the effective date of the agreement in December 2008. Any milestone payments that we may receive under the agreement will be amortized over the same five year period but recorded as contract revenue. We will record as operating expense 100% of the cost incurred for work performed by Exelixis on the two programs. During the term of the collaboration, so long as we have not opted out of the co-development of XL184, there may be periods during which Bristol-Myers Squibb will partially reimburse us for certain research and development expenses, and other periods during which we will owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. To the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Net amounts due from or payable to Bristol-Myers Squibb will be determined and reflected on an annual basis. Generally, the direction of cash flows will depend on the level of development activity by either party, which may change during the development term. Our capital requirements will be impacted by the level of our expenses for the development activity conducted by us and the degree to which we will be required to make payments to, or we will receive payments from, Bristol-Myers Squibb. If we opt out of the co-development of XL184, we would have no further unreimbursed cost obligations.

GlaxoSmithKline Loan Repayment Obligations

In October 2002, we entered into a collaboration with GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest under the loan becomes due in three annual installments, beginning on October 27, 2009. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions. As of December 31, 2008, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $102.2 million. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and in the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding, including from funds available under the Facility Agreement with the Deerfield Entities, to satisfy our repayment obligations, including the payment that is due on October 27, 2009. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock.

Deerfield Facility

In June 2008, we entered into the Facility Agreement with the Deerfield Entities pursuant to which the Deerfield Entities agreed to loan to us up to $150.0 million, subject to certain conditions. We may draw down on the facility in $15.0 million increments at any time until December 2009. The outstanding principal and interest under the loan, if any, is due by June 4, 2013, and, at our option, can be repaid at any time with shares of our common stock, subject to certain restrictions, or in cash. Interest under the loan does not accrue until we draw down on the facility, at which time interest will begin to accrue at a rate of 6.75% per annum compounded annually on the outstanding principal amount of the facility. The Deerfield Entities also have limited rights to accelerate repayment of the loan upon certain changes of control of Exelixis or an event of default. Pursuant to the Facility Agreement, we paid the Deerfield Entities a one time transaction fee of $3.8 million or 2.5% of the loan facility and we are obligated to pay an annual commitment fee of $3.4 million or 2.25% of the loan facility, payable quarterly. We also issued warrants to the Deerfield Entities to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $7.40 per share. If we draw down under the Facility Agreement, we would be required to issue to the Deerfield Entities additional warrants to purchase shares of our common stock. If we draw down under the Facility Agreement, there is no assurance that the conditions to our ability to repay the loan in shares of our common stock would be satisfied at the time that any outstanding principal and interest under the loan is due, in which case we would be obligated to repay the loan in cash, or that events permitting acceleration of the loan will not occur, in which event we would be required to repay any outstanding principal and interest sooner than anticipated. As of December 31, 2008, we had not drawn down under the Facility Agreement.

Symphony Evolution, Inc.

In 2005, we licensed three of our compounds, XL647, XL784 and XL999, to SEI in return for an $80.0 million investment for the clinical development of these compounds. We have an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire XL647, XL784 and XL999 at our sole discretion. We do not have the right to repurchase a single product candidate without also repurchasing the other two product candidates. The purchase option price, which may be paid in cash and/or shares of our common stock, at our sole discretion, would be equal to the sum of (1) the total amount of capital invested in SEI by its investors ($80.0 million) and (2) an amount equal to 25% per year on such funded capital, compounded from the time of funding. As a result, the purchase option price for the compounds licensed to SEI increases over time. In 2007, we discontinued the development of XL999 and completed the phase 2 trial for XL784; the phase 2 clinical development program for XL647 is ongoing. We are in discussions with SEI regarding the future clinical development of XL647 and XL784 and related funding. We do not intend to further develop XL647 or XL784 on our own or invest any further Exelixis resources in the development of these compounds. In light of the foregoing, in the absence of a partner, we do not anticipate using our own funds or common stock to exercise the purchase option.

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

Level 1 – quoted prices in active markets for identical assets and liabilities.

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 – unobservable inputs.

The adoption of SFAS 157 did not have a material effect on our financial condition and results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure requirement is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. As of December 31, 2008, all of our investments were held in money-market securities.

Revenue Recognition

Our revenues are derived from three primary sources: license fees, milestone payments and collaborative agreement reimbursements.

Revenues from license fees and milestone payments primarily consist of up-front license fees and milestone payments received under various collaboration agreements. We recognize all non-refundable up-front license fees as revenues in accordance with the guidance provided in the SEC’s Staff Accounting Bulletin No. 104. We initially recognize upfront fees received from third party collaborators as unearned revenue and then recognize these amounts on a ratable basis over the expected term of the research collaboration. Often, the total research term is not contractually defined and an estimate of the term of our total obligation must be made. For example, under the 2008 cancer collaboration with Bristol-Myers Squibb, we have estimated our term to be five years, or through the completion of phase 3 trials. We estimate that this is the longest possible period that we could be obligated to perform services and therefore the appropriate term with which to amortize any license fees. However, if we submit a New Drug Approval application earlier than anticipated, or Bristol-Myers Squibb decides to take over management of trials prior to their completion, the estimated term of our obligation would be shortened, resulting in an increase in revenue recognition in the period in which our estimated term changes.

Although milestone payments are generally non-refundable once the milestone is achieved, we recognize the milestone revenues on a straight-line basis over the expected research term of the arrangement. This typically results in a portion of the milestone being recognized on the date the milestone is achieved, with the balance being recognized over the remaining research term of the agreement. There is diversity in practice on the recognition of milestone revenue. Other companies have adopted an alternative milestone revenue recognition policy, whereby the full milestone fee is recognized upon completion of the milestone. If we had adopted such a policy, our revenues recorded to date would have increased and our deferred revenues would have decreased by a material amount compared to total revenue recognized. In certain situations, we may receive milestone payments after the end of our period of continued involvement. In such circumstances, we would recognize 100% of the milestone revenue when the milestone is achieved.

Collaborative agreement reimbursement revenue consists of research and development support received from collaborators. Collaborative agreement reimbursement revenue is recorded as earned based on the performance requirements by both parties under the respective contracts. Under the 2008 cancer collaboration with Bristol-Myers Squibb, certain research and development expenses are partially reimbursable to us. On an annual basis, the amounts that Bristol-Myers Squibb owes us, net of amounts reimbursable to Bristol-Myers Squibb by us on those projects, are recorded as revenue. Conversely, research and development expenses may include the net settlement of amounts we owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. In annual periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost-sharing expense.

Some of our research and licensing arrangements have multiple deliverables in order to meet our customer’s needs. For example, the arrangements may include a combination of up-front fees, license payments, research and development services, milestone payments and future royalties. Multiple element revenue agreements are evaluated under Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 are treated as one unit of accounting for purposes of revenue recognition. Generally, the revenue recognition guidance applicable to the final deliverable is followed for the combined unit of accounting. For certain arrangements, the period of time over which certain deliverables will be provided is not contractually defined. Accordingly, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In 2008, under our collaboration with GlaxoSmithKline, we accelerated $18.5 million in previously deferred revenue as a result of the development term concluding on the earliest scheduled end date of October 27, 2008, instead of the previously estimated end date of October 27, 2010.

Goodwill Impairment

As of December 31, 2008, our consolidated balance sheet included $63.7 million of goodwill. Under GAAP, we evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The impairment tests for goodwill are performed at the reporting unit level and require us to perform a two-step impairment test. Our reporting units have been determined to be consistent with our operating segments. In the first step, we compare the fair value of our reporting units to their respective carrying values. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its fair value, then we record an impairment loss equal to the difference.

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

Stock Option Valuation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared-Based Payment” (SFAS 123R). Under this standard, our estimate of compensation expense requires us to determine the appropriate fair value model and a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures and related tax effects. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, companies are required to estimate the expected term of the option for input to an option-pricing model. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to value stock based awards granted in future periods. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. As of December 31, 2008, $35.8 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.6 years. See Note 11 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Fiscal Year Convention

In 2006, Exelixis adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st. Fiscal year 2006, a 52-week year, ended on December 29, 2006, fiscal year 2007, a 52-week year, ended on December 28, 2007, fiscal year 2008, a 53-week year, ended on January 2, 2009, and fiscal year 2009, a 52-week year, will end on January 1, 2010. For convenience, references in this report as of and for the fiscal years ended December 29, 2006, December 28, 2007, and January 2, 2009 are indicated on a calendar year basis, ending December 31, 2006, 2007 and 2008, respectively.

Results of Operations – Comparison of Years Ended December 31, 2008, 2007 and 2006

Revenues

Total revenues by category, as compared to the prior year, were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2008	2007	2006
Contract revenues:
Research and development services	$25.1	$50.4	$46.3
Milestones	45.8	18.0	15.6
Delivery of compounds under chemistry collaborations	0.2	0.7	0.5
License revenues:
Amortization of upfront payments and license fees, including premiums paid on equity purchases	46.8	44.4	36.3

Total revenues	$117.9	$113.5	$98.7

Dollar increase	$4.4	$14.8	$22.7
Percentage increase	4%	15%	30%

The decrease in research and development services revenues from 2007 to 2008 was primarily due to a decrease of $11.2 million of revenues associated with the sale of our former subsidiary Artemis Pharmaceuticals GmbH, or Artemis, which is no longer consolidated as a result of the sale of 80.1% of our ownership in 2007. In addition, various collaboration agreements with Genentech, Inc., Daiichi Sankyo Company Limited, or Daiichi-Sankyo, Agrigenetics, Inc., a wholly-owned subsidiary of The Dow Chemical Company, and GlaxoSmithKline ended in 2007 and early 2008, resulting in a combined decrease of $10.4 million. We also had a decrease of $4.0 million in funding under two of our agreements with Bristol-Myers Squibb in accordance with contractual terms.

The increase in research and development services revenues from 2006 to 2007 was primarily the result of increases in research and development services of $3.4 million attributable to Artemis, $1.5 million from our agreement with Agrigenetics and $1.2 million from our agreement with Daiichi-Sankyo. These increases were partially offset by decreases in research and development services of $1.0 million from one of our Bristol-Myers Squibb collaborations and $0.9 million from our collaboration with Renessen LLC.

The increase in milestone revenues from 2007 to 2008 was primarily due to the recognition of $19.7 million in revenues associated with the two $20.0 million milestones achieved with respect to XL139 and XL413 under our 2007 cancer collaboration with Bristol-Myers Squibb. In addition, we accelerated $9.4 million in deferred revenues under our collaboration with GlaxoSmithKline, for which the development term concluded on October 27, 2008. In prior years, revenues from upfront payments, premiums paid on equity purchases and milestones had been recognized assuming that the development term would be extended through the longest contractual period of October 27, 2010. However, as a result of the development term concluding on the earliest scheduled end date under the collaboration, the remaining deferred revenues were recognized through October 27, 2008. We also had an additional $2.2 million in revenues associated with the $3.0 million milestone achieved under our co-development collaboration with Genentech. These increases were partly offset by a decrease of $4.3 million due to the completion of revenue recognition for milestones with Bristol-Myers Squibb and Wyeth in 2007.

The increase in milestone revenues from 2006 to 2007 was primarily due to $4.9 million in revenues associated with a milestone achieved under our co-development collaboration with Genentech relating to XL518 and $3.3 million in revenues associated with a milestone achieved under one of our collaborations with Bristol-Myers Squibb. These increases were partially offset by $4.0 million in revenues in 2006 associated with a milestone achieved under our collaboration with Helsinn Healthcare S.A, or Helsinn, and $2.0 million in revenues associated with a milestone achieved under our collaboration with Wyeth in 2006.

The decrease revenues from the delivery of compounds from 2007 to 2008 of $0.4 million related to the completion of shipments in March 2008 of compounds under our chemistry collaboration agreement with Bayer CropScience. The increase in revenues from 2006 to 2007 from the delivery of compounds of $0.2 million was related to the delivery of compounds under our chemistry collaboration agreement with Bayer CropScience.

The increase in the amortization of upfront payments from 2007 to 2008 was primarily due to the acceleration of $9.0 million in deferred revenue under our collaboration with GlaxoSmithKline. In addition, we recognized $1.7 million in revenues associated with the $240.0 million license fee payments under 2008 cancer collaboration with Bristol-Myers Squibb relating to XL184 and XL281 and $1.2 million under our co-development collaboration with Genentech. This increase was partially offset by a decrease in revenues of $7.7 million and $1.4 million relating to the conclusion of the amortization of the upfront payments from Daiichi-Sankyo in December 2007 and from Genentech related to our Notch collaboration which ended in May 2008.

The increase from 2006 to 2007 in the amortization of upfront payments, including premiums paid on equity purchases, was driven primarily by upfront payments from the cancer collaboration we entered into with Bristol-Myers Squibb in December 2006, which became effective in January 2007, resulting in increased revenues of $14.6 million, and our co-development collaboration with Genentech relating to XL518, resulting in increased revenues of $8.1 million. These increases were partially offset by the completion of amortizing upfront payments from Wyeth, resulting in decreased revenues of $9.7 million, and from Daiichi-Sankyo, resulting in decreased revenues of $4.6 million.

Prior to the closing of the sale of 80.1% of the share capital of Artemis on November 20, 2007, we had included $11.2 million and $7.9 million of revenues attributable to Artemis for 2007 and 2006, respectively, within our consolidated total revenues. As a result of the sale, Artemis’ financial results are no longer consolidated into our consolidated financial statements.

The following table sets forth the revenue recognized as a percentage of total revenues from customers that exceeded 10% or more of total revenues during the years ended December 31, 2008, 2007 and 2006:

Collaborator	2008	2007	2006
Bristol-Myers Squibb	46%	35%	22%
GlaxoSmithKline	37%	24%	28%
Genentech	17%	16%	6%
Daiichi-Sankyo	0%	10%	15%
Wyeth	0%	2%	14%

Research and Development Expenses

Total research and development expenses were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2008	2007	2006
Research and development expenses(1)	$257.4	$225.4	$185.5
Dollar increase	$32.0	$39.9	$44.3
Percentage increase	14%	22%	31%

(1)	Amounts for 2008, 2007 and 2006 include $14.8 million, $11.6 million and $11.2 million, respectively, in employee stock-based compensation under SFAS 123R.

Research and development expenses consist primarily of personnel expenses, clinical trials and consulting, laboratory supplies and facility costs. The change in 2008 compared to 2007 resulted primarily from the following:

•

Clinical Trials – Clinical trial expenses, which include services performed by third-party contract research organizations and other vendors, increased by $19.5 million, or 34%, primarily due to activities for a phase 3 clinical trial for XL184, phase 2 clinical trial activity for XL184, XL820 and XL647, additional phase 1 clinical trial activity for XL019, XL147, XL228 and XL765, and preclinical studies for XL413 and XL888. The increase was also due in part to start-up activities for a phase 3 clinical trial of XL647 that we subsequently decided not to initiate. These increases were partially offset by a decline in expense associated with XL999 and XL784 phase 2 clinical trial activities, a decline in expense associated with XL443 for non-clinical toxicology studies performed in 2007 and a decline in expenses related to XL880 due to the selection of XL880 by GlaxoSmithKline in March 2008 under our product development and commercialization agreement.

•

General Corporate Costs – There was an increase of $10.4 million, or 31%, in the allocation of general corporate costs (such as facilities costs, property taxes and insurance) to research and development, which primarily reflected the relative growth of the research and development function compared to the general and administrative function.

•

Personnel – Personnel expense, which includes salaries, bonuses, related fringe benefits, temporaries, recruiting and relocation costs, increased by $7.9 million, or 11%, primarily due to the expanded workforce supporting drug development operations to advance our clinical and preclinical development programs.

•	Laboratory Supplies – Laboratory supplies expense decreased by $4.8 million, or 21%, primarily due to cost savings measures implemented during 2008.

The change in 2007 compared to 2006 in research and development expenses resulted primarily from the following

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

The expenditures summarized in the following table reflect total research and development expenses by category, including allocations for general and administrative expense (dollar amounts are presented in millions):

	2008	2007
Drug discovery	$102.5	$101.7
Development	138.0	101.5
Other	16.9	22.2

Total research and development expenses	$257.4	$225.4

For the full year 2008, the programs representing the greatest portion of our research and development expenses (in approximate order of magnitude), based on estimates of the allocation of our research and development efforts and expenses among specific programs, were XL647, X184, XL147, XL765 and XL228. The expenses for these programs are included in the development category of our research and development expenses.

We currently do not have reliable estimates regarding the timing of our clinical trials. We currently estimate that typical phase 1 clinical trials last approximately one year, phase 2 clinical trials last approximately one to two years and phase 3 clinical trials last approximately two to four years. However, the length of time may vary substantially according to factors relating to the particular clinical trial, such as the type and intended use of the drug candidate, the clinical trial design and the ability to enroll suitable patients. In general, we will incur increased research and development expenses for compounds that advance in clinical development, whereas expenses will end for compounds that do not warrant further clinical development.

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

General and Administrative Expenses

Total general and administrative expenses were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2008	2007	2006
General and administrative expenses(1)	$36.9	$44.9	$39.1
Dollar (decrease) increase	$(8.0)	$5.8	$11.4
Percentage (decrease) increase	(18%)	15%	41%

(1)	Amounts for 2008, 2007 and 2006 include $8.1 million, $7.3 million and $6.3 million, respectively, in employee stock-based compensation under SFAS 123R.

General and administrative expenses consist primarily of personnel expenses to support our general operating activities, facility costs and professional expenses, such as legal and accounting fees. The decrease in 2008 from 2007 resulted primarily from an increase of $10.4 million in the allocation of general corporate costs (such as facilities costs, property taxes and insurance) to research and development, which primarily reflected the relative growth of the research and development function compared to the general and administrative function. This decrease was partly offset by increases in facilities costs of $2.4 million and consulting and outside services costs of $1.3 million. The increase in 2007 from 2006 resulted primarily from an increase in personnel expenses of $3.9 million and increases in employee and nonemployee stock-based compensation expense of $2.1 million. The increases in personnel expenses and stock-based compensation expense were primarily to support our expanding operations.

Amortization of Intangible Assets

Total amortization of intangible assets was as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2008	2007	2006
Amortization of intangible assets	$—	$0.2	$0.8
Dollar decrease	$(0.2)	$(0.6)	$(0.3)
Percentage decrease	(100%)	(75%)	(24%)

Intangible assets resulted from our acquisitions of X-Ceptor, Genomica, Artemis and Agritope (renamed Exelixis Plant Sciences). These assets are amortized over specified time periods. The decrease in amortization of intangible assets expense in 2008 compared to 2007 was due to the completion of the amortization of the assembled workforce related to our acquisition of X-Ceptor Therapeutics. In addition, amortization of intangible assets expense decreased as a result of our transaction in September 2007 with Agrigenetics in which we sold $2.1 million of acquired patents and our transaction in November 2007 in which we sold 80.1% of the share capital of Artemis, which included $0.3 million of acquired patents.

The decrease in amortization of intangible assets expense in 2007 compared to 2006 was due to the completion of the amortization of the assembled workforce related to our acquisition of X-Ceptor Therapeutics and the developed technology related to our acquisition of Artemis.

Restructuring Charge

In November 2008, we implemented a restructuring plan that resulted in a reduction in force of 78 employees or approximately 10% of our workforce. We anticipate that the actions associated with the restructuring plan will be completed during the first quarter of 2009.

The decision to restructure was based on our corporate strategy to control our costs, with the goal of enabling us to operate independently of the capital markets for a substantial period of time. As a result of this restructuring plan, we recorded a restructuring charge of approximately $2.9 million in the fourth quarter of 2008 consisting primarily of severance, health care benefits and legal and outplacement services fees, of which approximately $1.2 million had been paid out as of December 31, 2008.

Total Other Income

Total other income was as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2008	2007	2006
Total other income	$3.7	$46.0	$3.6
Dollar (decrease) increase	$(42.3)	$42.5	$4.4

The decrease in total other income for 2008 compared to 2007 was primarily due to the 2007 gain on the sale of our plant trait business and the gain on sale of 80.1% of the share capital of Artemis, and a decrease in interest income as a result of lower cash and investment balances and lower average interest rates

The increase in total other income for 2007 compared to 2006 was primarily due to the gain on the sale of our plant trait business and the gain on sale of 80.1% of the share capital of Artemis and an increase in interest income as a result of higher cash and investment balances and higher average interest rates.

In September 2007, we sold our plant trait business to Agrigenetics, and, as a result, we recognized a gain of $18.8 million in total other income. The gain of $18.8 million primarily consists of a purchase price of $22.5 million, less $2.4 million in net book value of tangible and intangible assets and the derecognition of $1.4 million of goodwill.

As a result of the sale of 80.1% of the share capital of Artemis in November 2007, we recognized a gain of $18.1 million in total other income. This gain primarily consists of cash received of $19.8 million, plus $2.5 million relating to the elimination of cumulative foreign currency translation adjustments and the elimination of net liabilities, less $0.3 million of intangible assets (acquired patents) and the derecognition of $2.3 million of goodwill.

Noncontrolling Interest in Symphony Evolution, Inc.

Pursuant to the agreements that we entered into with SEI and certain other parties in June 2005, we consolidate SEI’s financial condition and results of operations in accordance with FIN 46R. Accordingly, we have deducted the losses attributable to the noncontrolling interest (SEI’s losses) from our net loss in the consolidated statement of operations and we have also reduced the noncontrolling interest holders’ ownership interest in SEI in the consolidated balance sheet by SEI’s losses. The noncontrolling interest holders’ ownership in the consolidated balance sheet was $0.7 million as of December 31, 2008. Prior to 2009, we would not allocate SEI’s losses such that the carrying value of the noncontrolling interest would be reduced below zero. However, upon the adoption of the Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” or SFAS 160, on January 3, 2009, we will allocate losses to the noncontrolling interest in SEI such that the noncontrolling interest could have a negative carrying value. As a result of the adoption of this new standard, we expect the value of the non-controlling interest to fall below zero by the end of the first quarter of 2009. For the years ended December 31, 2008, 2007 and 2006, the losses attributed to the noncontrolling interest holders were $12.7 million, $24.6 million and $21.7 million, respectively.

The decrease in 2008 from 2007 in the losses attributed to the noncontrolling interest holders were primarily due to decreased development expenses associated with XL784 and XL999. The increase in 2007 from 2006 in the losses attributed to the noncontrolling interest holders is related to increased development expenses associated with XL784 and XL647, which were partially offset by a decrease in development expenses associated with XL999.

Income Taxes

We have incurred net losses since inception and, consequently, have not recorded any U.S. federal or state income taxes. As of December 31, 2008, we had federal and California net operating loss carryforwards of $768.0 million and $543.0 million, respectively.

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

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the years ended December 31, 2007, 2006 and 2005 (dollar amounts are presented in thousands):

	Year Ended December 31,
	2008	2007	2006
Net loss	$(162,854)	$(86,381)	$(101,492)
Adjustments to reconcile net loss to net cash used in operating activities	19,794	(29,126)	13,598
Changes in operating assets and liabilities	133,303	46,768	42,555

Net cash used in operating activities	(9,757)	(68,739)	(45,339)
Net cash used in investing activities	121,368	(3,019)	(21,701)
Net cash provided by financing activities	630	84,248	109,344
Effect of foreign exchange rates on cash and cash equivalents	—	(402)	(263)

Net increase in cash and cash equivalents	112,241	12,088	42,041
Cash and cash equivalents, at beginning of year	135,457	123,369	81,328

Cash and cash equivalents, at end of year	$247,698	$135,457	$123,369

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income. We have also financed certain of our research and development activities under our agreements with SEI. In October 2006, we received net proceeds, after underwriting fees and offering expenses, of $90.5 million from the sale of 11.5 million shares of our common stock under a shelf registration statement. In September 2007, we received net proceeds, after underwriting fees and offering expenses, of $71.9 million from the sale of 7.0 million shares of our common stock under a shelf registration statement. As of December 31, 2008, we had $284.2 million in cash and cash equivalents and marketable securities, which included restricted cash and investments of $4.0 million and investments held by SEI of $14.7 million. In addition, as of December 31, 2008, approximately $33.6 million of cash and cash equivalents and marketable securities serve as collateral for bank lines of credit.

Operating Activities

Our operating activities used cash of $9.8 million for the year ended December 31, 2008, compared to $68.7 million for 2007 and $45.3 million for 2006. Cash used in operating activities during 2008 related primarily to our net loss of $162.9 million and loss attributed to noncontrolling interest of $12.7 million. The increase in our net loss was primarily driven by the continued advancement and expansion of our clinical trial activity in addition to the inclusion in 2007 of the $18.8 million gain on the sale of assets recognized in conjunction with our transaction with Agrigenetics, which was accounted for as a sale of our plant trait business and $18.1 million gain on the sale of 80.1% of Artemis. These uses of cash were primarily offset by a net increase in deferred revenue of $132.8 million primarily driven by receipt of an upfront cash payment of $195 million related to the XL184 and XL281 collaboration with Bristol-Myers Squibb, partially offset by a decrease in deferred revenue from the ratable recognition of deferred revenues over the period of continuing involvement from our various collaborations. In particular, we accelerated $18.5 million in previously deferred revenue relating to the conclusion of our collaboration with GlaxoSmithKline, the development term for which concluded on October 27, 2008. In addition, cash uses were offset by increases in accounts payable and other accrued expenses as well as non-cash charges totaling $36.1 million relating to stock-based compensation and depreciation and amortization. Cash used in operating activities during 2007 related primarily to our loss from operations of $157.0 million, partially offset by non-cash charges totaling $31.3 million relating to stock-based compensation and depreciation and amortization. In addition, cash used in operating activities was reduced by $49.9 million as the result of decreases in accounts receivable and increases in accounts payable, other accrued expenses, other long term liabilities and deferred revenue. Cash used in operating activities during 2006 related primarily to funding net losses, losses attributed to the noncontrolling interest and receivables. These uses of cash were partially offset by changes in deferred revenues, accrued expenses and non-cash charges related to stock-based compensation expense recognized due to our adoption of SFAS 123R and depreciation and amortization.

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

Investing Activities

Our investing activities provided cash of $121.4 million for the year ended December 31, 2008, compared to cash used of $3.0 million for 2007 and $21.7 million for 2006.

Cash provided in investing activities for 2008 was primarily driven by proceeds from the sale and maturities of marketable securities of $110.0 million and the sale of $16.9 million of investments held by SEI, partially offset by purchases of property and equipment of $15.1 million. In addition, in September 2008 we received the $4.5 million anniversary payment plus an additional $4.5 million of contingent consideration in association with our transaction with Agrigenetics. The proceeds provided by maturities or sale of our marketable securities and the sale of investments by SEI were used to fund our operations. We expect to continue to make moderate investments in property and equipment to support our operations.

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

Financing Activities

Our financing activities provided cash of $0.6 million for the year ended December 31, 2008, compared to $84.2 million for 2007 and $109.3 million for 2006.

Cash provided by our financing activities for the 2008 period was primarily due to proceeds of $13.6 million from our notes payable and bank obligations and $4.5 million from the exercise of stock options and the issuance of stock under the employee stock purchase plan. These increases were partially offset by principal payments on notes payable and bank obligations of $17.5 million.

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

We finance property and equipment purchases through equipment financing facilities, such as notes and bank obligations. Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes. Over the next several years, we are required to make certain payments on notes, bank obligations and our loan from GlaxoSmithKline. In June 2008, we entered into the Facility Agreement with Deerfield Entities for which the Deerfield Entities agreed to loan us up to $150.0 million, subject to certain conditions. We may draw down on the facility in $15.0 million increments at any time until December 2009. The outstanding principal and interest under the loan, if any, is due by June 4, 2013, and, at our option, can be repaid at any time with shares of our common stock, subject to certain restrictions, or in cash. As of December 31, 2008, we had not drawn down on the Facility Agreement.

Cash Requirements

We have incurred net losses since inception, including a net loss of $162.9 million for the year ended December 31, 2008, and we expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. As of December 31, 2008, we had $284.2 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by SEI of $14.7 million and restricted cash and investments of $4.0 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI, funds available under the Facility Agreement with the Deerfield Entities, and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. Our goal is to be able to operate independently of the capital markets for a substantial period of time. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

repayment of our loan from GlaxoSmithKline – In October 2002, we entered into a collaboration with GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest under the loan becomes due in three annual installments, beginning on October 27, 2009. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions. As of December 31, 2008, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $102.2 million. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and in the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding, including from funds available under the Facility Agreement with the Deerfield Entities, to satisfy our repayment obligations, including the payment that is due on October 27, 2009. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock.

•

whether and when we draw funds under our Facility Agreement with the Deerfield Entities – In June 2008, we entered into the Facility Agreement with the Deerfield Entities pursuant to which the Deerfield Entities agreed to loan to us up to $150.0 million, subject to certain conditions. We may draw down on the facility in $15.0 million increments at any time until December 2009. The outstanding principal and interest under the loan, if any, is due by June 4, 2013, and, at our option, can be repaid at any time with shares of our common stock, subject to certain restrictions, or in cash. Interest under the loan does not accrue until we draw down on the facility, at which time interest will begin to accrue at a rate of 6.75% per annum compounded annually on the outstanding principal amount of the facility. The Deerfield Entities also have limited rights to accelerate repayment of the loan upon certain changes of control of Exelixis or an event of default. Pursuant to the Facility Agreement, we paid the Deerfield Entities a one time transaction fee of $3.8 million, or 2.5% of the loan facility, and we are obligated to pay an annual commitment fee of $3.4 million, or 2.25% of the loan facility, payable quarterly. If we draw down under the Facility Agreement, we would be required to issue to the Deerfield Entities additional warrants to purchase shares of our common stock. If we draw down under the Facility Agreement, there is no assurance that the conditions to our ability to repay the loan in shares of our common stock would be satisfied at the time that any outstanding principal and interest under the loan is due, in which case we would be obligated to repay the loan in cash, or that events permitting acceleration of the loan will not occur, in which event we would be required to repay any outstanding principal and interest sooner than anticipated;

•

the progress and scope of our collaborative and independent clinical trials and other research and development projects, including with respect to XL184, our most advanced asset. We expect to particularly focus our later stage development efforts on XL184, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. As described under “ – Corporate Collaborations – Bristol-Myers Squibb – 2008 Cancer Collaboration,” in December 2008, we entered into a worldwide co-development collaboration with Bristol-Myers Squibb for the development and commercialization of XL184. The companies will share worldwide (except for Japan) development costs for XL184. We are responsible for 35% of such costs and Bristol-Myers Squibb is responsible for 65% of such costs, except that we are responsible to fund the initial $100 million of combined costs and have the option to defer payments for development costs above certain thresholds. In return, we will share 50% of the commercial profits and losses (including pre-launch commercialization expenses) in the United States and have the option to co-promote XL184 in the United States. We have the right to defer payment for certain early commercialization and other related costs above certain thresholds. During the term of the collaboration, so long as we have not opted out of the co-development of XL184, there may be periods during which Bristol-Myers Squibb will partially reimburse us for certain research and development expenses, and other periods during which we will owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. On an annual basis, to the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In annual periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Generally, the direction of cash flows will depend on the level of development activity by either party, which may change during the development term. Our capital requirements will be impacted by the level of our expenses for the development activity conducted by us and the degree to which we will be required to make payments to, or we will receive payments from, Bristol-Myers Squibb. If we opt out of the co-development of XL184, we would have no further unreimbursed cost obligations;

•

the level of payments received under existing collaboration agreements, licensing agreements and other arrangements as well as our ability to enter into new collaboration agreements, licensing agreements and other arrangements that provide additional payments;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents and marketable securities that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights;

•	the cost of any acquisitions of or investments in businesses, products and technologies; and

•	the cost and timing of establishing or contracting for sales, marketing and distribution capabilities.

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

We will have to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, as part of our collaboration with GlaxoSmithKline, we entered into the loan and security agreement, which, as amended, contains financial covenants pursuant to which our

“working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue, but includes amounts available for borrowing under the Facility Agreement with the Deerfield Entities) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of December 31, 2008, our “working capital” was $321.0 million (including $150.0 million available for borrowing under the Facility Agreement) and our “cash and investments” were $280.2 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $102.2 million at December 31, 2008. Principal and accrued interest under the loan becomes due in three annual installments beginning on October 27, 2009. In addition, if our cash and cash equivalents and marketable securities on the last day of any calendar quarter are less than $75.0 million, then we would be in default under the Facility Agreement with the Deerfield Entities, and the Deerfield Entities would have the right, among other remedies, to cancel our right to request disbursements and declare immediately due and payable any amounts accrued or payable under the Facility Agreement. If our “cash reserves” fall below $80 million and we are unable to increase such cash reserves to $80 million or more within 90 days, our co-development and co-promotion rights with respect to XL184 under our 2008 collaboration agreement with Bristol-Myers Squibb may be terminated. “Cash reserves” for purposes of our 2008 collaboration agreement with Bristol-Myers Squibb includes our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under the Facility Agreement with the Deerfield Entities, as the same may be amended from time to time, and any other similar financing arrangements. If we cannot raise additional capital in order to remain in compliance with our financial covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

We have contractual obligations in the form of operating leases, notes payable and licensing agreements. The following chart details our contractual obligations as of December 31, 2008 (dollar amounts are presented in thousands):

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	4-5 years	After 5 years
Notes payable and bank obligations	$33,032	$15,119	$16,473	$1,440	$—
Licensing agreements	638	488	150	—	—
Convertible loans(2)	102,234	34,214	68,020	—	—
Operating leases	162,979	19,615	37,868	38,493	67,003

Total contractual cash obligations	$298,883	$69,436	$122,511	$39,933	$67,003

(1)	In June 2008, we entered into the Facility Agreement pursuant to which the Deerfield Entities agreed to loan to us up to $150.0 million. We are obligated to pay an annual commitment fee of $3.4 million or 2.25% of the loan facility, payable quarterly. We are under no obligation to draw down on the loan facility and at any time prior to any draw downs, we may terminate the loan facility without penalty. As a result, such amounts are not included in this table.
(2)	Includes interest payable on convertible loans of $17.2 million as of December 31, 2008. Additional interest may accrue at 4% per annum. The debt and interest payable can be repaid in cash or common stock at our election. The development term under our collaboration with GlaxoSmithKline concluded on October 27, 2008, as scheduled. As a result of the development term ending as scheduled, the first payment of principal $28.1 million plus accrued interest will be due in October 2009.

Excluded from the table above are obligations under our collaboration agreements with Bristol-Myers Squibb to co-develop and co-commercialize XL139, XL 413 and XL184 in the United States. As a result of these collaborations, we will be required to pay 35% of the worldwide development expenses. See Note 3 of the Notes to the Consolidated Financial Statements for further information concerning these collaborations.

Recent Accounting Pronouncements

In December 2007, the FASB issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and requires that transactions with third parties that do not participate in the arrangement be reported in the appropriate income statement line items pursuant to the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Income statement classifications of payments made between participants of a collaborative arrangement are to be based on other applicable authoritative accounting literature. If the payments are not within the scope or analogy of other authoritative accounting literature, a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not anticipate that the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. Under current accounting standards, we do not allocate losses to the noncontrolling interest in SEI such that the carrying value of the noncontrolling interest is reduced below zero. Under SFAS 160, we could allocate losses to the noncontrolling interest in SEI such that the noncontrolling interest could have a negative carrying value.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. At December 31, 2008 and 2007, we had cash and cash equivalents, marketable securities, investments held by SEI and restricted cash and investments of $284.2 million and $299.5 million, respectively. Our marketable securities and investments are subject to interest rate risk, and our interest income may fluctuate due to changes in U.S. interest rates. By policy, we limit our investments to money market instruments, debt securities of U.S. government agencies and debt obligations of U.S. corporations. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated income taxes. We manage market risk through diversification requirements mandated by our investment policy, which limits the amount of our portfolio that can be invested in a single issuer. We manage credit risk by limiting our purchases to high-quality issuers. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. At December 31, 2008 and 2007, we had debt outstanding of $117.7 million and $121.5 million, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments or a combination thereof. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

We have estimated the effects on our interest rate sensitive assets and liabilities based on a one-percentage point hypothetical adverse change in interest rates as of December 31, 2008 and 2007. As of December 31, 2008 and 2007, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $1.3 million and $1.4 million, respectively. We have assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. Significant variations in market interest rates could produce changes in the timing of repayments due to available prepayment options. The fair value of such instruments could be affected and, therefore, actual results might differ from our estimate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EXELIXIS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Exelixis, Inc.

We have audited the accompanying consolidated balance sheets of Exelixis, Inc. as of January 2, 2009 and December 28, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three fiscal years in the period ended January 2, 2009. These financial statements are the responsibility of Exelixis, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exelixis, Inc. at January 2, 2009 and December 28, 2007, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 2, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Exelixis, Inc.’s internal control over financial reporting as of January 2, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 4, 2009

EXELIXIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$247,698	$135,457
Marketable securities	—	105,153
Investments held by Symphony Evolution, Inc.	14,703	30,935
Other receivables	1,457	6,087
Prepaid expenses and other current assets	7,713	6,151

Total current assets	271,571	283,783
Restricted cash and investments	4,015	7,238
Long-term investments	17,769	20,747
Property and equipment, net	36,247	34,664
Goodwill	63,684	63,684
Other assets	8,336	2,004

Total assets	$401,622	$412,120

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,946	$9,288
Accrued clinical trial liabilities	22,551	21,651
Other accrued liabilities	14,007	7,594
Accrued compensation and benefits	16,142	14,480
Current portion of notes payable and bank obligations	14,911	15,767
Current portion of convertible loans	28,050	—
Deferred revenue	88,936	64,105

Total current liabilities	189,543	132,885
Notes payable and bank obligations	17,769	20,747
Convertible loans	56,950	85,000
Other long-term liabilities	22,620	24,924
Deferred revenue	171,001	63,053

Total liabilities	457,883	326,609

Noncontrolling interest in Symphony Evolution, Inc.	714	13,430
Commitments (Note 13)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; issued and outstanding: 106,331,183 and 104,744,732 shares at December 31, 2008 and 2007, respectively	106	105
Additional paid-in-capital	897,423	863,127
Accumulated other comprehensive income	—	499
Accumulated deficit	(954,504)	(791,650)

Total stockholders’ equity (deficit)	(56,975)	72,081

Total liabilities, noncontrolling interest and stockholders’ equity (deficit)	$401,622	$412,120

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Contract	$71,066	$69,023	$62,414
License	46,793	44,447	36,256

Total revenues	117,859	113,470	98,670

Operating expenses:
Research and development	257,390	225,375	185,481
General and administrative	36,892	44,940	39,123
Amortization of intangible assets	—	202	820
Restructuring charge	2,890	—	—

Total operating expenses	297,172	270,517	225,424

Loss from operations	(179,313)	(157,047)	(126,754)
Other income (expense):
Interest income and other, net	5,935	13,055	8,546
Interest expense	(6,762)	(3,966)	(4,981)
Gain on sale of businesses	4,570	36,936	—

Total other income (expense), net	3,743	46,025	3,565

Loss before noncontrolling interest in Symphony Evolution, Inc.	(175,570)	(111,022)	(123,189)
Loss attributed to noncontrolling interest in Symphony Evolution, Inc.	12,716	24,641	21,697

Net loss	$(162,854)	$(86,381)	$(101,492)

Net loss per share, basic and diluted	$(1.54)	$(0.87)	$(1.17)

Shares used in computing basic and diluted loss per share amounts	105,498	99,147	86,602

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2005	83,404,722	$84	$636,263	$973	$(603,777)	$33,543
Net loss	—	—	—	—	(101,492)	(101,492)
Decrease in unrealized loss on available-for-sale securities	—	—	—	405	—	405
Change in accumulated translation adjustment, net	—	—	—	(233)	—	(233)

Comprehensive loss						(101,320)

Issuance of common stock under stock plans	1,013,998	—	8,145	—	—	8,145
Issuance of common stock, net of offering costs	11,500,000	12	90,482	—	—	90,494
Issuance of warrants to Symphony Evolution Holdings, Inc.	—	—	3,984	—	—	3,984
Exercise of Warrant	71,428		81	—	—	81
Stock-based compensation expense	—	—	17,613	—	—	17,613

Balance at December 31, 2006	95,990,148	96	756,568	1,145	(705,269)	52,540
Net loss	—	—	—	—	(86,381)	(86, 381)
Change in unrealized gains on available-for-sale securities	—	—	—	542	—	542
Change in cumulative translation adjustment	—	—	—	(1,188)	—	(1,188)

Comprehensive loss						(87,027)

Issuance of common stock under stock plans	1,754,584	2	14,508	—	—	14,510
Issuance of common stock, net of offering costs	7,000,000	7	71,883	—	—	71,890
Stock-based compensation expense	—	—	20,168	—	—	20,168

Balance at December 31, 2007	104,744,732	105	863,127	499	(791,650)	72,081
Net loss	—	—	—	—	(162,854)	(162,854)
Change in unrealized gains on available-for-sale securities	—	—	—	(499)	—	(499)

Comprehensive loss						(163,353)

Issuance of common stock under stock plans	1,586,451	1	7,951	—	—	7,952
Issuance of warrants to Deerfield	—	—	3,438	—	—	3,438
Stock-based compensation expense	—	—	22,907	—	—	22,907

Balance at December 31, 2008	106,331,183	$106	$897,423	$—	$(954,504)	$(56,975)

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(162,854)	$(86,381)	$(101,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,227	11,130	16,090
Loss attributed to noncontrolling interest	(12,716)	(24,641)	(21,697)
Stock-based compensation expense	22,907	20,168	17,613
Amortization of intangibles	—	202	820
Gain on sale of plant trait business and Artemis Pharmaceuticals	(4,570)	(36,936)	—
Other	946	951	772
Changes in assets and liabilities:
Other receivables	201	17,698	(15,090)
Prepaid expenses and other current assets	(1,562)	(2,965)	(645)
Other assets	(2,775)	(175)	644
Accounts payable and other accrued expenses	6,963	23,658	12,164
Other long-term liabilities	(2,304)	4,433	6,015
Deferred revenue	132,780	4,119	39,467

Net cash used in operating activities	(9,757)	(68,739)	(45,339)

Cash flows from investing activities:
Purchases of investments held by Symphony Evolution, Inc.	(707)	(2,280)	(42,338)
Proceeds on sale of investments held by Symphony Evolution, Inc.	16,939	26,433	21,290
Purchases of property and equipment	(15,132)	(17,399)	(11,610)
Proceeds from sale of equipment	—	—	10
Proceeds on sale of plant trait business	9,000	18,000	—
Proceeds on sale of Artemis Pharmaceuticals, net	—	17,309	—
Decrease in restricted cash and investments	3,223	2,396	3,048
Proceeds on sale of marketable securities	58,818	—	—
Proceeds from maturities of marketable securities	51,181	156,339	99,641
Purchases of marketable securities	(1,954)	(203,817)	(91,742)

Net cash provided (used) in investing activities	121,368	(3,019)	(21,701)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	—	71,890	90,482
Proceeds from exercise of stock options and warrants	310	8,301	3,275
Proceeds from employee stock purchase plan	4,154	3,567	2,783
Payments on capital lease obligations	—	—	(98)
Proceeds from notes payable and bank obligations	13,619	12,632	14,791
Principal payments on notes payable and bank obligations	(17,453)	(12,142)	(41,889)
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Evolution, Inc., net of fees	—	—	40,000

Net cash provided by financing activities	630	84,248	109,344

Effect of foreign exchange rates on cash and cash equivalents	—	(402)	(263)

Net increase in cash and cash equivalents	112,241	12,088	42,041
Cash and cash equivalents, at beginning of year	135,457	123,369	81,328

Cash and cash equivalents, at end of year	$247,698	$135,457	$123,369

Supplemental cash flow disclosure:
Cash paid for interest	$355	$597	$2,634
Warrants issued in conjunction with the Symphony Evolution, Inc. financing	—	—	3,984
Warrants issued in conjunction with Deerfield financing agreement	3,438	—	—

The accompany notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is committed to developing innovative therapies for cancer and other serious diseases. Through our drug discovery and development activities, we are building a portfolio of novel compounds that we believe have the potential to be high-quality, differentiated pharmaceutical products. Our most advanced pharmaceutical programs focus on drug discovery and development of small molecule drugs for cancer.

Basis of Consolidation

The consolidated financial statements include the accounts of Exelixis and our wholly owned subsidiaries as well as one variable interest entity, Symphony Evolution, Inc., for which we are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). All significant intercompany balances and transactions have been eliminated. We have determined that Artemis Pharmaceuticals GmbH, our German subsidiary, was an operating segment. Selected segment information is provided in Note 2 of the Notes to the Consolidated Financial Statements.

In 2006, Exelixis adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st. Fiscal year 2006, a 52-week year, ended on December 29, 2006, fiscal year 2007, a 52-week year, ended on December 28, 2007, fiscal year 2008, a 53-week year, ended on January 2, 2009, and fiscal year 2009, a 52-week year, will end on January 1, 2010. For convenience, references in this report as of and for the fiscal years ended December 29, 2006, December 28, 2007, and January 2, 2009 are indicated on a calendar year basis, ending December 31, 2006, 2007 and 2008, respectively.

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

Investments held by Symphony Evolution, Inc. consist of investments in money market funds. As of December 31, 2008 and 2007, we had investments held by Symphony Evolution, Inc. of $14.7 million and $30.9 million, respectively.

All marketable securities are classified as available-for-sale and are carried at fair value. We view our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified certain investments as short-term marketable securities, even though the stated maturity date may be one year or more

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following summarizes available-for-sale securities included in cash and cash equivalents and restricted cash and investments as of December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$270,147	$—	$—	$270,147

Total	$270,147	$—	$—	$270,147

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash equivalents	$266,132	$—	$—	$266,132
Restricted cash and investments	4,015	—	—	4,015

Total	$270,147	$—	$—	$270,147

As of December 31, 2008, we did not have any short-term or long-term marketable securities.

The following summarizes available-for-sale securities included in cash and cash equivalents, short-term and long-term marketable securities and restricted cash and investments as of December 31, 2007 (in thousands):

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

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2008, there were no unrealized gains and losses on investments. During 2008, we recognized gross gains and losses of $0.4 million and $0.1 million, respectively, on sales of our investments.

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

Level 1 – quoted prices in active markets for identical assets and liabilities.

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 – unobservable inputs.

The adoption of SFAS 157 did not have a material effect on our financial condition and results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure requirement is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of December 31, 2007 and 2008, respectively (in thousands):

As of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Money market funds	$270,147	$—	$—	$270,147
Investments held by Symphony Evolution, Inc.	14,703	—	—	14,703

Total	$284,850	$—	$—	$284,850

As of December 31, 2007:

	Level 1	Level 2	Level 3	Total
Money market funds	$79,360	$189,906	$—	$269,266
Investments held by Symphony	30,935	—	—	30,935

Total	$110,295	$189,906	$—	$300,201

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Equipment and furniture	5 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of lease life or 7 years

Repairs and maintenance costs are charged to expense as incurred.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Fair Value of Financial Instruments

Our cash equivalents and marketable securities are carried at fair value. We have estimated the fair value of our long-term debt instruments using the net present value of the payments discounted at an interest rate that is consistent with our current borrowing rate for similar long-term debt. We have outstanding balances associated with our $85.0 million convertible loan with GlaxoSmithKline and our equipment lines of credit of $32.4 million as of December 31, 2008. These items are described in further detail in Note 9 of the Notes to the Consolidated Financial Statements. We estimated the fair value of our convertible loan with GlaxoSmithKline to be $77.1 million and $73.4 million as of December 31, 2008 and 2007, respectively. We estimated the fair value of our equipment lines of credit to be $30.4 million and $30.6 million as of December 31, 2008 and 2007, respectively.

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

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

receivables are typically unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception.

The following table sets forth revenues recognized under our collaboration agreements that exceed 10% of total revenues during the years ending December 31, 2008, 2007 and 2006:

Collaborator	2008	2007	2006
Bristol-Myers Squibb	46%	35%	22%
GlaxoSmithKline	37%	24%	28%
Genentech	17%	16%	6%
Daiichi-Sankyo	0%	10%	15%
Wyeth	0%	2%	14%

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

Collaborative agreement reimbursement revenue is recorded as earned based on the performance requirements under the respective contracts. For arrangements in which we and our collaborative partner are active participants in the agreement and for which both parties are exposed to significant risks and rewards depending on the commercial success of the activity, we present payments between the parties on a net basis. On an annual basis, to the extent that net research and development funding payments are received, Exelixis will record the net cash inflow as revenue. In annual periods when the net research and development funding payments result in a payable, these amounts are presented as collaboration cost-sharing expense.

Revenues from chemistry collaborations are generally recognized upon the delivery of accepted compounds.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table sets forth potential shares of common stock that are not included in the computation of diluted net loss per share because to do so would be antidilutive for the years ended December 31:

	2008	2007	2006
Options to purchase common stock	24,141,186	20,718,661	17,210,626
Conversion of loans	32,133,864	11,315,160	10,769,781
Warrants	2,500,000	1,500,000	1,500,000

	58,775,050	33,533,821	29,480,407

Foreign Currency Translation

Exelixis’ former subsidiary located in Germany operated using the local currency as the functional currency. Accordingly, all assets and liabilities of this subsidiary were translated using exchange rates in effect at the end of the period, and revenues and expenses were translated using average exchange rates for the period. The resulting translation adjustments were presented as a separate component of accumulated other comprehensive income. In November 2007, we sold 80.1% of our subsidiary located in Germany and as a result we removed from accumulated other comprehensive income the cumulative translation adjustment of $1.0 million and reported this as part of the gain on the sale of the subsidiary in 2007.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

We account for stock based compensation under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated using the Black-Scholes option pricing model. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, companies are required to estimate the expected term of the option for input to an option-pricing model. We estimate the term using historical data and peer data. We recognize compensation expense on a straight-line basis over the requisite service period. We have elected to use the simplified method to calculate the beginning pool of excess tax benefits as described in FASB FSP 123(R)-3.

We have employee and director stock option plans that are more fully described in Note 11 of the Notes to the Consolidated Financial Statements.

Comprehensive Loss

Comprehensive loss represents net loss plus the results of certain stockholders’ equity changes, which are comprised of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments, not reflected in the consolidated statement of operations.

Comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net loss	$(162,854)	$(86,381)	$(101,492)
(Decrease)/increase in net unrealized gains on available-for-sale securities	(185)	514	331
Reclassification for unrealized losses/(gains) on marketable securities recognized in earnings	(314)	28	74
Decrease in cumulative translation adjustment	—	(162)	(233)
Reclassification adjustment for the cumulative translation adjustment upon the sale of Artemis Pharmaceuticals	—	(1,026)	—

Comprehensive loss	$(163,353)	$(87,027)	$(101,320)

The components of accumulated other comprehensive income are as follows (in thousands):

	December 31,
	2008	2007	2006
Unrealized gains (losses) on available-for-sale securities	$—	$499	$(44)
Cumulative translation adjustment	—	—	1,189

Accumulated other comprehensive income	$—	$499	$1,145

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements

In December 2007, the FASB issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and requires that transactions with third parties that do not participate in the arrangement be reported in the appropriate income statement line items pursuant to the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Income statement classification of payments made between participants of a collaborative arrangement are to be based on other applicable authoritative accounting literature. If the payments are not within the scope or analogy of other authoritative accounting literature, a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not anticipate that the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. Under current accounting standards, we do not allocate losses to the noncontrolling interest in SEI such that the carrying value of the noncontrolling interest is reduced below zero. Under SFAS 160, we could allocate losses to the noncontrolling interest in SEI such that the noncontrolling interest could have a negative carrying value.

NOTE 2. DISPOSITIONS

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

Concurrently with the execution of the APA, we also entered into a contract research agreement, or the CRA, with Agrigenetics. Agrigenetics has agreed to pay us up to $24.7 million in research and development funding over the term of the CRA. The research funding will cover employee costs, facilities expenses and capital expenditures. After September 4, 2007, the closing date for the transaction, the research and development funding to be received over the term of the CRA will be recognized as a reduction to expenses incurred by us in connection with our performance under the CRA. In order for us to perform our obligations under the CRA, we are leasing at no cost the facility that Agrigenetics acquired under the APA. In addition to the $22.5 million consideration above, in September 2008, we received $4.5 million from Agrigenetics as contingent consideration upon development of a designated additional asset. We recognized this payment as additional gain on the sale of the business. We are also entitled to receive additional payments of up to $9.0 million from Agrigenetics if we

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

achieve the development of up to two designated assets during the term of the CRA. If development of either of the designated assets is completed, the related payment will be treated as additional proceeds from the sale of our plant trait business.

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

Artemis Pharmaceuticals

On November 20, 2007 (the “Taconic Closing Date”), we entered into a share sale and transfer agreement with Taconic Farms, Inc., or Taconic, pursuant to which Taconic acquired from Exelixis, for $19.8 million in cash, 80.1% of the outstanding share capital in our wholly-owned subsidiary, Artemis, located in Cologne, Germany. Artemis’ activities are directed toward providing transgenic mouse generation services, tools and related licenses to the industrial and academic community. In December 2008, we recognized an additional $70,000 purchase price adjustment resulting in additional gain on the 2007 sale of Artemis.

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

The sale of 80.1% of Artemis was accounted for as a sale of a business. We recognized a gain of $18.1 million, net of $1.6 million in transaction costs. The gain primarily consists of cash received of $19.8 million, plus $2.5 million relating to the elimination of the cumulative foreign currency translation adjustment and the elimination of net liabilities, less $0.3 million of intangible assets (acquired patents) and derecognition of $2.3 million of goodwill. In December 2008, we received a final purchase price adjustment of approximately $0.1 million which we recognized as additional gain on sale. As we believe we have significant influence over the operations of Artemis through our rights under the Shareholders’ Agreement and the amended articles of association, we will account for our remaining 19.9% equity interest in Artemis under the equity method of accounting. We will subsequently adjust our investment balance to recognize our share of future Artemis earnings or losses after the Taconic Closing Date. As of December 31, 2008, the carrying value of our investment in Artemis was approximately $151,000 and we recognized approximately $121,000 in annual income as a result of our 19.9% equity interest.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Artemis’ revenues and net income (loss) after the effect of all intercompany eliminations are as follows (in thousands):

	For the Year Ended December 31
	2008	2007(1)	2006
Revenues	$—	$11,234	$7,920
Net income (loss)	$—	$1,210	$(1,036)

(1)	The revenues and net income for the year ended December 31, 2007 only include revenues through November 20, 2007, the Closing Date.

NOTE 3. RESEARCH AND COLLABORATION AGREEMENTS

Bristol-Myers Squibb

2008 Cancer Collaboration

In December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb on two of our novel cancer programs: one associated with XL184 and the other associated with XL281. Upon effectiveness of the agreement in December 2008, Bristol-Myers Squibb paid us an upfront cash payment of $195.0 million for the development and commercialization rights to both programs. Bristol-Myers Squibb is also required to make additional license payments of $45.0 million in 2009.

We and Bristol-Myers Squibb have agreed to co-develop XL184, which may include a backup program for XL184. The companies will share worldwide (except for Japan) development costs for XL184. We are responsible for 35% of such costs and Bristol-Myers Squibb is responsible for 65% of such costs, except that we are responsible for funding the initial $100.0 million of combined costs and have the option to defer payments for development costs above certain thresholds. In return, we will share 50% of the commercial profits and losses (including pre-launch commercialization expenses) in the United States and have the option to co-promote XL184 in the United States. We have the right to defer payment for certain early commercialization and other related costs above certain thresholds. We are eligible to receive sales performance milestones of up to $150.0 million and double-digit royalties on sales on XL184 outside the United States. The clinical development of XL184 is directed by a joint committee. It is anticipated that we will conduct certain clinical development activities for XL184. We may opt out of the co-development for XL184, in which case we would instead be eligible to receive development and regulatory milestones of up to $295.0 million, double-digit royalties on XL184 product sales worldwide and sales performance milestones. Our co-development and co-promotion rights may be terminated in the event that we have “cash reserves” below $80.0 million and we are unable to increase such cash reserves to $80.0 million or more within 90 days, in which case we would receive development and regulatory milestones, sales milestones and double-digit royalties, instead of sharing product profits on XL184 in the United States. “Cash reserves” includes our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under the Facility Agreement with the Deerfield Entities, as the same may be amended from time to time, and any other similar financing arrangements. Our co-promotion rights on XL184 in the United States, and possibly our right to share product profits on XL184, may be terminated in the event we undergo certain change of control transactions. Bristol-Myers Squibb may, upon certain prior notice to us, terminate the agreement as to products containing XL184 or XL281. In the event of such termination election, Bristol-Myers Squibb’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize such products.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Bristol-Myers Squibb received an exclusive worldwide license to develop and commercialize XL281. We will carry out certain clinical trials of XL281 which may include a backup program on XL281. Bristol-Myers Squibb is responsible for funding all future development on XL281, including our activities. We are eligible for development and regulatory milestones of up to $315.0 million on XL281, sales performance milestones of up to $150.0 million and double-digit royalties on worldwide sales of XL281.

2007 Cancer Collaboration

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

For each IND candidate selected, we are entitled to receive a $20.0 million selection milestone from Bristol-Myers Squibb. Once selected, Bristol-Myers Squibb will lead the further development and commercialization of the selected IND candidates. In addition, we have the right to opt in to co-promote the selected IND candidates, in which case we will equally share all development costs and profits in the United States. If we opt-in, we will be responsible for 35% of all development costs related to clinical trials intended to support regulatory approval in both the United States and the rest of the world (except for Japan), with the remaining 65% to be paid by Bristol-Myers Squibb. We have the right to defer payment for certain development costs above certain thresholds. If we do not opt in to co-promote the selected IND candidates, we would be entitled to receive milestones and royalties in lieu of profits from sales in the United States. Outside of the United States, Bristol-Myers Squibb will have primary responsibility for development activities and we will be entitled to receive royalties on product sales. After exercising its co-development option, Bristol-Myers Squibb may, upon notice to us, terminate the agreement as to any product containing or comprising the selected candidate. In the event of such termination election, Bristol-Myers Squibb’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize certain collaboration compounds that were discovered.

In January 2008 and November 2008, Bristol-Myers Squibb exercised its option under the collaboration to develop and commercialize XL139 and XL413, respectively. Under the terms of the collaboration agreement, the selection of XL139 and XL413 by Bristol-Myers Squibb entitled us to a milestone payment of $20.0 million each, which we received in February 2008 and December 2008, respectively. In addition, we exercised our option under the collaboration agreement to co-develop and co-commercialize each of XL139 and XL413 in the United States. Bristol-Myers Squibb is leading all global activities with respect to XL139 and XL413. The parties will co-develop and co-commercialize each of XL139 and XL413 in the United States and expect to, subject to exercising our co-promotion option, share those profits 50/50. The parties will share U.S. commercialization expenses 50/50 and we will be responsible for 35% of global (except for Japan) development costs, with the remaining 65% to be paid by Bristol-Myers Squibb. We have the right to defer payment for certain development costs above certain thresholds. We will be entitled to receive double-digit royalties on product sales outside of the United States.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Under the collaboration agreement, Bristol-Myers Squibb paid us a nonrefundable upfront payment in the amount of $17.5 million and was obligated to provide research and development funding of $10.0 million per year for an initial research period of two years. In September 2007, the collaboration was extended at Bristol-Myers Squibb’s request through January 12, 2009, and in November 2008, the collaboration was extended at Bristol-Myers Squibb’s request through January 12, 2010. The upfront payment and the research and development funding will be recognized as revenue over the research period.

Under the collaboration agreement, Bristol-Myers Squibb is required to pay us development and regulatory milestones of up to $140.0 million per product for up to two products from the collaboration. In addition, we are also entitled to receive sales milestones and royalties on sales of any products commercialized under the collaboration. In connection with the extension of the collaboration through January 2009, Bristol-Myers Squibb paid us additional research funding of approximately $7.7 million, and in connection with the extension of the collaboration through January 2010, Bristol-Myers Squibb is obligated to pay us additional research funding totaling approximately $5.8 million, which is payable in quarterly installments over the additional research term. Bristol-Myers Squibb has the option to terminate the collaboration agreement at any time after January 2008, in which case Bristol-Myers Squibb’s payment obligations would cease, its license relating to compounds that modulate LXR would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize certain collaboration compounds that were discovered under the collaboration agreement. In December 2007, we received $5.0 million for achieving a development milestone.

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

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Genentech

MEK Collaboration

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

Under the terms of the co-development agreement, we are responsible for developing XL518 through the end of a phase 1 clinical trial, and Genentech has the option to co-develop XL518, which Genentech may exercise after receipt of certain phase 1 data from us. In March 2008, Genentech exercised its option, triggering a payment to us of $3.0 million, which we received in April 2008. We will continue to be responsible for the phase 1 clinical trial until the point that a maximum tolerated dose, or MTD, is determined. After MTD is achieved, we will be required grant to Genentech an exclusive worldwide revenue-bearing license to XL518 and Genentech will be responsible for completing the phase 1 clinical trial and subsequent clinical development. We reached the MTD for XL518 in early 2009 and expect to transfer the compound to Genentech in March 2009. Another $7.0 million is due to us when a phase 2 program is initiated by Genentech. Genentech will be responsible for all further development costs of XL518 and we will share equally in the U.S. commercialization costs. On an annual basis, we are entitled to an initial equal share of U.S. profits and losses, which will decrease as sales increase, and we are also entitled to royalties on non-U.S. sales. We also have the option to co-promote in the United States. Genentech has the right to terminate the agreement without cause at any time. If Genentech terminates the co-development agreement without cause, all licenses that were granted to Genentech under the agreement terminate and revert to us. Additionally, we would receive, subject to certain conditions, licenses from Genentech to research, develop and commercialize reverted product candidates.

Cancer Collaboration

In May 2005, we established a collaboration agreement with Genentech to discover and develop therapeutics for the treatment of cancer, inflammatory diseases, and tissue growth and repair. Under the terms of the collaboration agreement, we granted to Genentech a license to certain intellectual property. Genentech paid us a nonrefundable upfront license payment and was obligated to provide research and development funding over the three-year research term, totaling $16.0 million. The upfront license payment and the research and development funding are being recognized as revenue over the research term.

Under the collaboration agreement, Genentech has primary responsibility in the field of cancer for research and development activities as well as rights for commercialization of any products. In the fields of inflammatory disease and in the fields of tissue growth and repair, we initially have primary responsibility for research activities. In May 2008, the research term under the collaboration expired, at which time we had the option to elect to share a portion of the costs and profits associated with the development, manufacturing and commercialization of products in one of the fields. In June 2008, we elected to share a portion of the costs and profits associated with the development, manufacturing and commercialization of a therapeutic to treat tissue growth and repair. For all products under the collaboration agreement that were not elected as cost or profit sharing products, we may receive milestone and royalty payments.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Daiichi Sankyo Company Limited

In March 2006, Exelixis and Daiichi Sankyo Company Limited entered into a collaboration agreement for the discovery, development and commercialization of novel therapies targeted against Mineralocorticoid Receptor (“MR”), a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic diseases. Under the terms of the agreement, we granted to Daiichi-Sankyo an exclusive, worldwide license to certain intellectual property primarily relating to compounds that modulate MR. Daiichi-Sankyo is responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds and we do not have rights to reacquire such compounds, except as described below.

Daiichi-Sankyo paid us a nonrefundable upfront payment in the amount of $20.0 million and is obligated to provide research and development funding of $3.8 million over a 15-month research term through June 2007. The upfront payment and research and development funding will be recognized as revenue over the initial 15-month research term, which commenced on April 1, 2006. In June 2007, our collaboration agreement with Daiichi-Sankyo was amended to extend the research term by six months over which Daiichi-Sankyo was required to provide $1.5 million in research and development funding. In November 2007, the parties decided not to further extend the research term. For each product from the collaboration, we are also entitled to receive payments upon attainment of pre-specified development, regulatory and commercialization milestones. In addition, we are also entitled to receive royalties on any sales of certain products commercialized under the collaboration. Daiichi-Sankyo may terminate the agreement upon 90 days’ written notice in which case Daiichi-Sankyo’s payment obligations would cease, its license relating to compounds that modulate MR would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Daiichi-Sankyo to research, develop and commercialize compounds that were discovered under the agreement.

Wyeth

In December 2005, Exelixis and Wyeth Pharmaceuticals, a division of Wyeth, entered into a license agreement related to compounds targeting Farnesoid X Receptor (“FXR”), a nuclear hormone receptor implicated in a variety of metabolic and liver disorders. Under the terms of the agreement, we granted to Wyeth an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate FXR. Wyeth paid us a nonrefundable upfront payment in the amount of $10.0 million and we received $4.5 million in November 2006 for achieving a development milestone. In November 2007, Wyeth paid us $2.5 million for achieving a second development milestone. Wyeth is obligated to pay additional development and commercialization milestones of up to $140.5 million as well as royalties on sales of any products commercialized by Wyeth under the agreement. Substantially all the upfront and November 2006 milestone payments were recognized as revenue in 2006. In addition, the November 2007 milestone payment was recognized as revenue when the development milestone was achieved. Wyeth will be responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds. Subject to certain terms and conditions, Wyeth has the option to terminate the license agreement.

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

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2006, we supplied Helsinn with certain clinical trial materials in order for Helsinn to maintain enrollment in the phase 3 clinical trial for XL119. Helsinn’s acceptance of the clinical trial materials triggered a $4.0 million milestone payment, which was received and recognized as revenue in June 2006. In November 2006, Helsinn discontinued the XL119 phase 3 clinical trial program.

GlaxoSmithKline

In October 2002, we established a collaboration with GlaxoSmithKline to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. The collaboration involved three agreements: (1) a product development and commercialization agreement (2) a stock purchase and stock issuance agreement; and (3) a loan and security agreement. During the term of the collaboration, we received $65.0 million in upfront and milestone payments, $85.0 million in research and development funding and loans in the principal amount of $85.0 million. In connection with the collaboration, GlaxoSmithKline purchased a total of three million shares of our common stock.

In October 2008, the development term under the collaboration concluded as scheduled. Under the terms of the collaboration, GlaxoSmithKline had the right to select up to two of the compounds in the collaboration for further development and commercialization. GlaxoSmithKline selected XL880 and had the right to choose one additional compound from a pool of compounds, which consisted of XL184, XL281, XL228, XL820 and XL844 as of the end of the development term. For periods prior to the quarter ended June 30, 2008, revenues from upfront payments, premiums paid on equity purchases and milestones had been recognized assuming that the development term would be extended through the longest contractual period of October 27, 2010. However, as a result of the development term concluding on the earliest scheduled end date, the remaining deferred revenues was recognized through October 27, 2008. The change in the estimated development term increased our total revenues by $18.5 million for the period ended December 31, 2008.

In July 2008, we achieved proof-of-concept for XL184 and submitted the corresponding data report to GlaxoSmithKline. GlaxoSmithKline notified us in writing that it decided not to select XL184 for further development and commercialization and that it waived its right to select XL281, XL228, XL820 and XL844 for further development and commercialization. As a result, Exelixis retained the rights to develop, commercialize, and/or license all of the compounds, subject to payment to GSK of a 3% royalty on net sales of any product incorporating XL184. As described under “ – Bristol-Myers Squibb – 2008 Cancer Collaboration,” in December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for XL184 and XL281. We discontinued development of XL820 and XL844 in December 2008.

The $85.0 million loan we received from GlaxoSmithKline bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest under the loan becomes due in three annual installments, beginning on October 27, 2009. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions. As of December 31, 2008, the aggregate principal and interest outstanding under the loan was $102.2 million.

NOTE 4. SYMPHONY EVOLUTION

On June 9, 2005 (the “Symphony Closing Date”), we entered into a series of related agreements providing for the financing of the clinical development of XL784, XL647 and XL999 (the “Programs”). Pursuant to the agreements, Symphony Evolution, Inc. (“SEI”) invested $80.0 million to fund the clinical development of these Programs and we have licensed to SEI our intellectual property rights related to these Programs. SEI is a wholly

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

owned subsidiary of Symphony Evolution Holdings LLC (“Holdings”), which provided $40.0 million in funding to SEI at closing, and an additional $40.0 million in June 2006. We continue to be primarily responsible for the development of the Programs in accordance with specified development plans and related development budgets.

In accordance with FIN 46R, we have determined that SEI is a variable interest entity for which we are the primary beneficiary. As a result, we will include the financial condition and results of operations of SEI in our consolidated financial statements. Accordingly, we have deducted the losses attributable to the noncontrolling interest in SEI from our net loss in the consolidated statement of operations and we have also reduced the noncontrolling interest holders’ ownership interest in SEI in the consolidated balance sheet by SEI’s losses. The noncontrolling interest holders’ ownership in the consolidated balance sheet was $0.7 million as of December 31, 2008. Prior to 2009, under the old standards, we would not allocate losses to the noncontrolling interest in SEI such that the carrying value of the noncontrolling interest would be reduced below zero. However, with the adoption of Statement of Financial Accounting Standards No 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” or SFAS 160 in fiscal year 2009, we could allocate losses to the noncontrolling interest in SEI such that the noncontrolling interest could have a negative carrying value. We expect to see the impact of this new standard to result in a negative carrying value by the end of the first quarter, 2009. For the years ended December 31, 2008, 2007 and 2006, the losses attributed to the noncontrolling interest holders were $12.7 million, $24.6 million and $21.7 million, respectively. We also reduced the noncontrolling interest holders’ ownership interest in SEI in the consolidated balance sheet by: (i) a $3.0 million structuring fee that we incurred in connection with the closing of the SEI transaction, (ii) a $2.8 million value assigned to the warrants that were issued to Holdings upon closing, and (iii) a $4.0 million value assigned to the warrants that were issued to Holdings in June 2006.

Pursuant to the agreements, we have received an exclusive purchase option (the “Purchase Option”) that gives us the right to acquire all of the equity of SEI, thereby allowing us to reacquire all of the Programs. The Purchase Option was amended in December 2006 to allow us, at our election, to pay up to 100% of the purchase option exercise price in shares of our common stock. Under the original terms of the purchase option, we were only entitled to pay up to 33% of the purchase option exercise price in shares. This Purchase Option is exercisable at any time, until the earlier of June 9, 2009 or the 90th day after the date that SEI provides us with financial statements showing cash and cash equivalents of less than $5.0 million at an exercise price equal to the sum of: (i) the total amount of capital invested in SEI by Holdings and (ii) an amount equal to 25% per year on such funded capital (with respect to the initial funded capital, compounded from the Symphony Closing Date and, with respect to the second draw amount, compounded from the second draw date). The Purchase Option exercise price may be paid in cash, our common stock or in a combination of cash and our common stock, at our sole discretion.

Pursuant to the agreements, we issued to Holdings a five-year warrant to purchase 750,000 shares of our common stock at $8.90 per share in June 2005. We issued an additional five-year warrant to purchase 750,000 shares of our common stock at $8.90 per share in connection with the additional $40.0 million in funding in June 2006. In addition, if the Purchase Option expires unexercised at June 9, 2009, or on the 90th day after SEI provides us with financial statements showing cash and cash equivalents of less than $5.0 million, we are obligated to issue to Holdings an additional warrant to purchase 500,000 shares of our common stock at a price per share equal to 125% of the market price of our common stock at the time of expiration of the Purchase Option, with a five-year term. The warrants issued upon closing were assigned a value of $2.8 million and the warrants issued in June 2006 were assigned a value of $4.0 million in accordance with the Black-Scholes option valuation methodology and we recorded these values as a reduction to the noncontrolling interest in SEI. Pursuant to the agreements, we have no further obligation beyond the items described above and we have no obligation to the creditors of SEI as a result of our involvement with SEI.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2007, we discontinued the development of XL999 and completed the phase 2 trial for XL784; the phase 2 clinical development program for XL647 is ongoing. We are in discussions with SEI regarding the future clinical development of XL647 and XL784 and related funding. We do not intend to further develop XL647 or XL784 on our own or invest any further Exelixis resources in the development of these compounds. In light of the foregoing, in the absence of a partner, we do not anticipate using our own funds or common stock to exercise the Purchase Option.

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

Pursuant to the Facility Agreement, we issued six-year warrants to the Deerfield Entities to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $7.40 per share. In addition, upon drawing on the loan facility, we must issue additional warrants as follows: (a) for each disbursement, warrants to purchase an aggregate of 800,000 shares of our common stock at an exercise price equal to 120% of the average of the Volume Weighted Average Price (as defined in the Facility Agreement) of our common stock for each of the 15 trading days beginning with the trading day following receipt by the Deerfield Entities of a disbursement request and (b) for each of the first through fifth disbursements, warrants to purchase an aggregate of an additional 400,000 shares of our common stock at an exercise price equal of $7.40 per share. If we were to draw the entire loan facility, we would be required to grant warrants to purchase an aggregate of 11,000,000 shares of our common stock.

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

As of December 31, 2008, we had not drawn down under the Facility Agreement.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2008	2007
Laboratory equipment	$71,914	$66,974
Computer equipment and software	24,420	21,027
Furniture and fixtures	6,564	4,577
Leasehold improvements	26,162	22,593
Construction-in-progress	926	2,357

	129,986	117,528
Less accumulated depreciation and amortization	(93,739)	(82,864)

	$36,247	$34,664

For the years ended December 31, 2008, 2007 and 2006, we recorded depreciation expense of $13.6 million, $13.7 million and $15.3 million, respectively.

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

As part of our business disposals in 2007, we sold the technology, patents and core technology related to these businesses. As a result, at December 31, 2008 and 2007 we had no recorded intangible assets, apart from goodwill.

NOTE 8: RESTRUCTURING CHARGE

In November 2008, we implemented a restructuring plan that resulted in a reduction in force of 78 employees, or approximately 10% of our workforce. We anticipate that the actions associated with the restructuring plan will be completed during the first quarter of 2009.

In connection with the restructuring plan, we recorded a charge of approximately $2.9 million during the year ended December 31, 2008 in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This charge consisted primarily of severance, health care benefits and legal and outplacement services fees. The current balance of the liability is included in Other Accrued Expenses on the balance sheet and the components are summarized in the following table (in thousands):

	Employee Severance and Other Benefits	Legal and Other Fees	Total
Restructuring Charges Accrued	$2,784	$106	$2,890
Cash Payments	(1,152)	(55)	(1,207)
Adjustments/Non-Cash Credits	56	—	56

December 31, 2008 Balance	$1,688	$51	$1,739

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9. DEBT

Our debt consists of the following (in thousands):

	December 31,
	2008	2007
GlaxoSmithKline convertible loans	$85,000	$85,000
Bank equipment lines of credit	32,680	36,514

	117,680	121,514
Less: current portion	(42,961)	(15,767)

Long-term debt	$74,719	$105,747

Under the loan and security agreement executed in connection with the GlaxoSmithKline collaboration, GlaxoSmithKline provided a loan facility of up to $85.0 million for use in our efforts under the collaboration. We borrowed $25.0 million under that agreement in December 2002, an additional $30.0 million in December 2003 and the remaining $30.0 million in 2004. All loan amounts bear interest at a rate of 4.0% per annum and are secured by the intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest becomes due in three annual installments, beginning on October 27, 2009. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of Exelixis’ common stock at fair market value, subject to certain conditions. This loan facility also contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue, but includes amounts available for borrowing under the Facility Agreement with the Deerfield Entities described in Note 5 of the Notes to the Consolidated Financial Statements) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of December 31, 2008, we were in compliance with these covenants.

In May 2002, we entered into a loan and security agreement with a bank for an equipment line of credit of up to $16.0 million with a draw down period of one year. Each draw on the line of credit has a payment term of 48 months and bears interest at the bank’s published prime rate. We extended the draw down period on the line-of-credit for an additional year in June 2003 and increased the principal amount of the line of credit from $16.0 million to $19.0 million in September 2003. This equipment line of credit was fully drawn as of December 31, 2004 and was fully paid off as of December 31, 2007.

In December 2004, we entered into a loan modification agreement to the loan and security agreement originally entered into in May 2002. The terms associated with the original $16.0 million line of credit under the May 2002 agreement were not modified. The loan modification agreement provided for an additional equipment line of credit in the amount of up to $20.0 million with a draw down period of one year. Pursuant to the terms of the modified agreement, we were required to make interest only payments through February 2006 at an annual rate of 0.70% on all outstanding advances. Beginning in March 2006, we are required to make 48 equal monthly installment payments of principal plus accrued interest, at an annual rate of 0.70%. The loan facility is secured by a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. As of December 31, 2008, the collateral balance was $5.9 million, and we recorded this amount in the accompanying consolidated balance sheet as cash and cash equivalents and long-term marketable securities as the deposit account is not restricted as to withdrawal. This equipment line of credit was fully drawn as of December 31, 2006. The outstanding obligation under the line of credit as of December 31, 2008 and 2007 was $5.5 million and $10.9 million, respectively.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2006, we entered into a second loan modification agreement to the loan and security agreement originally entered into in May 2002. The terms associated with the original line of credit under the May 2002 agreement and December 2004 loan modification agreement were not modified. The December 2006 loan modification agreement provided for an additional equipment line of credit in the amount of up to $25.0 million with a draw down period of approximately one year. Each advance must be repaid in 48 equal, monthly installments of principal, plus accrued interest, at an annual rate of 0.85% fixed and is subject to a prepayment penalty of 1.0%. The loan facility is secured by a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. This equipment line of credit was fully drawn as of December 31, 2008. The collateral balance of $15.7 million was recorded in the accompanying consolidated balance sheet as cash and cash equivalents and marketable securities as the deposit account is not restricted as to withdrawal. The outstanding obligation under the line of credit as of December 31, 2008 and 2007 was $15.2 million and $21.9 million, respectively.

In December 2007, we entered into a third loan modification agreement to the loan and security agreement originally entered into in May 2002. The terms associated with the original line of credit under the May 2002 agreement and the subsequent loan modifications were not modified. The December 2007 loan modification agreement provides for an additional equipment line of credit in the amount of up to $30.0 million with a draw down period of approximately 2 years. Each advance must be repaid in 48 equal, monthly installments of principal, plus accrued interest, at an annual rate of 0.75% fixed. The loan facility requires security in the form of a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. In June 2008, we drew down $13.6 million under this agreement. The collateral balance of $11.9 million was recorded in the accompanying consolidated balance sheet as cash and cash equivalents and marketable securities as the deposit account is not restricted as to withdrawal. The outstanding obligation under the line of credit as of December 31, 2008 and 2007 was $11.7 million and zero, respectively.

In December 2003, we entered into a credit agreement with a bank for an equipment line of credit of up to $15.0 million with a draw down period of one year. During the draw down period, we made interest only payments on outstanding balances. At the end of the draw down period, the outstanding balance converted to a 48-month term loan. The outstanding principal balance bears interest at LIBOR plus 0.625%. This equipment line of credit had been fully drawn as of December 31, 2004. Of the $15.0 million draw down, $1.6 million was in the form of an irrevocable stand by letter of credit. This letter of credit is in lieu of a security deposit for one of our South San Francisco facilities. Pursuant to the terms of the line of credit, we are required to maintain a securities account at the bank equal to at least 100% of the outstanding principal balance. As of December 31, 2008, the collateral balance was $0.3 million, and we recorded this amount in the balance sheet as restricted cash and investments as the securities are restricted as to withdrawal. The outstanding obligation under the line of credit as of December 31, 2008 and 2007 was $0.3 million and $3.6 million, respectively.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate future principal payments of our total long-term debt as of December 31, 2008 are as follows (in thousands):

Year Ending December 31,
2009	$42,961
2010	38,017
2011	35,265
2012	1,437
2013	—

117,680
Less current portion	(42,961)

$74,719

NOTE 10. COMMON STOCK AND WARRANTS

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

In addition, in June 2008 pursuant to the Facility Agreement, we issued six-year warrants to the Deerfield Entities pursuant to the Facility Agreement as described in Note 5 “Deerfield Credit Facility”.

At December 31, 2008, the following warrants to purchase common stock were outstanding and exercisable:

Date Issued	Exercise Price per Share	Expiration Date	Number of Shares
June 9, 2005	$8.90	June 9, 2010	750,000
June 9, 2006	$8.90	June 9, 2011	750,000
June 4, 2008	$7.40	June 4, 2014	1,000,000

			2,500,000

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On December 9, 2005, Exelixis’ Board of Directors adopted a Change in Control and Severance Benefit Plan (the “Plan”) for executives and certain non-executives. Eligible Plan participants includes Exelixis employees with the title of vice president and higher. If a participant’s employment with Exelixis is terminated without cause during a period commencing one month before and ending thirteen months following a change in control, then the Plan participant is entitled to have the vesting of all of his stock options accelerated with the exercise period being extended to no more than one year. Effective December 23, 2008, we amended and restated the Plan to bring it into compliance with Section 409A of the Internal Revenue Code of 1986, as amended.

Stock Purchase Plan

In January 2000, we adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each six month purchase period. Compensation expense related to our ESPP was $1.3 million, $1.3 million and $0.9 million for 2008, 2007 and 2006, respectively. As of December 31, 2008, we had 27,934 shares available for grant under our ESPP. We issued 1,054,808 shares, 411,121 shares, and 376,544 shares of common stock during 2008, 2007, and 2006, respectively, pursuant to the ESPP at an average price per share of $3.94, $8.68, and $7.42, respectively.

Stock-Based Compensation

Under SFAS 123R, we recognized stock-based compensation at a fair value in our consolidated statements of operations. We recognize compensation expense on a straight-line basis over the requisite service period, net of estimated. Employee stock-based compensation expense under SFAS 123R was allocated as follows (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Research and development expense	$14,845	$11,547	$11,170
General and administrative expense	8,054	7,306	6,278

Total employee stock-based compensation expense	$22,899	$18,853	$17,448

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

	Stock Options
	2008	2007	2006
Weighted average grant-date fair value	$3.95	$5.26	$5.26
Risk-free interest rate	2.57%	4.36%	4.42%
Dividend yield	0%	0%	0%
Volatility	63%	59%	64%
Expected life	5.2 years	4.9 years	4.7 years

	ESPP
	2008	2007	2006
Weighted average grant-date fair value	$2.78	$3.29	$2.72
Risk-free interest rate	2.61%	4.49%	4.69%
Dividend yield	0%	0%	0%
Volatility	57%	53%	53%
Expected life	6 months	6 months	6 months

A summary of all option activity was as follows for the following fiscal years ended December 31:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	13,157,431	$10.73
Granted	5,441,225	9.40
Exercised	(426,221)	7.46
Cancelled	(961,809)	11.73

Options outstanding at December 31, 2006	17,210,626	$10.34
Granted	5,667,880	9.69
Exercised	(1,087,031)	7.64
Cancelled	(1,072,814)	10.01

Options outstanding at December 31, 2007	20,718,661	$10.32
Granted	5,199,068	7.08
Exercised	(50,201)	5.98
Cancelled	(1,726,342)	10.01

Options outstanding at December 31, 2008	24,141,186	$9.67	6.6 years	$530,449

Exercisable at December 31, 2008	14,986,417	$10.53	5.6 years	$69,531

At December 31, 2008, a total of 16,001,971 shares were available for grant under our stock option plans.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2008 and the exercise prices, multiplied by the number of

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. Total intrinsic value of options exercised was $0.1 million, $3.4 million and $1.3 million for 2008, 2007 and 2006, respectively. Total fair value of employee options vested and expensed in 2008, 2007 and 2006 was $21.4 million, $17.5 million and $16.5 million, respectively. In addition, we recognized stock-based compensation expense of $0.1 million, $1.3 million and $0.2 million relating to nonemployees in 2008, 2007 and 2006, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Outstanding and Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable	Weighted Average Exercise Price
$0.40 - $ 6.27	2,683,436	8.45	$5.25	592,240	$5.98
$6.32 - $ 7.97	2,734,901	5.47	7.21	2,242,263	7.22
$7.98 - $ 8.74	2,872,470	7.86	8.64	1,067,677	8.49
$8.80 - $ 8.92	3,186,829	6.53	8.90	2,664,273	8.90
$8.99 - $ 9.00	3,298,646	7.50	9.00	1,705,228	9.00
$9.01 - $ 9.42	2,730,979	6.61	9.40	2,031,917	9.41
$9.50 - $ 10.05	2,430,524	7.71	9.79	1,149,857	9.70
$10.09 - $ 15.75	2,504,893	5.10	12.16	1,834,454	12.51
$15.85 - $ 45.00	1,678,508	2.31	21.32	1,678,508	21.32
$47.00	20,000	1.56	47.00	20,000	47.00

	24,141,186	6.60	$9.67	14,986,417	$10.53

We had 10.9 million stock options exercisable with a weighted average exercise price of $11.11 at December 31, 2007 and 9.2 million stock options exercisable with a weighted average exercise price of $11.35 at December 31, 2006.

As of December 31, 2008, $35.8 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.6 years. Cash received from option exercises and purchases under the ESPP in 2008 and 2007 was $4.5 million and $11.8 million respectively.

Stock Bonus

We granted 298,539, 180,555 and 143,128 fully vested shares of common stock during 2008, 2007, and 2006, respectively, pursuant to the 2000 Equity Incentive Plan and recorded expense of $2.4 million, $1.8 million and $1.5 million, respectively.

401(k) Retirement Plan

We sponsor a 401(k) Retirement Plan whereby eligible employees may elect to contribute up to the lesser of 20% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) Retirement Plan permits Exelixis to make matching contributions on behalf of all participants. Beginning in 2002, we matched 50% of the first 4% of participant contributions into the 401(k) Retirement Plan in the form of Exelixis common stock. We recorded expense of $1.1 million, $0.8 million and $0.6 million related to the stock match for the years ended December 31, 2008, 2007 and 2006, respectively.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12. INCOME TAXES

We have incurred net losses since inception and, consequently, we have not recorded any U.S. federal or state income taxes. We have recorded no income tax provision for the years ended December 31, 2008 and 2007.

Our net loss includes the following components (in thousands):

	Year Ending December 31,
	2008	2007	2006
Domestic	$(162,854)	$(87,980)	$(102,136)
Foreign	—	1,599	644

Total	$(162,854)	$(86,381)	$(101,492)

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying consolidated statement of operations is as follows (in thousands):

	Year Ending December 31,
	2008	2007	2006
U.S. federal taxes (benefit) at statutory rate	$(54,228)	$(29,369)	$(34,507)
Unutilized net operating losses	50,319	26,109	32,296
Stock based compensation	3,692	3,165	2,717
Other	217	95	(506)

Total	$—	$—	$—

Our deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$292,581	$244,670
Tax credit carryforwards	64,514	59,110
Capitalized research and development costs	4,137	5,290
Deferred revenue	17,429	12,920
Accruals and reserves not currently deductible	6,988	2,460
Book over tax depreciation	5,583	2,240
Amortization of deferred stock compensation – non-qualified	12,352	7,870

Total deferred tax assets	403,584	334,560
Valuation allowance	(403,584)	(334,540)

Net deferred tax assets	—	20
Deferred tax liabilities:
Other identified intangible assets	—	(20)

Net deferred taxes	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $69.0 million, $39.3 million, and $45.4 million during 2008, 2007 and 2006, respectively.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, approximately $51.3 million of the valuation allowance was attributable to acquisition-related items that if and when realized in future periods, will first reduce the carrying value of goodwill, then other long-lived intangible assets of our acquired subsidiaries and then income tax expense.

At December 31, 2008, we had federal net operating loss carryforwards of approximately $768.0 million, which expire in the years 2009 through 2028 and federal research and development tax credits of approximately $73.0 million which expire in the years 2010 through 2028. We also had net operating loss carryforwards for California of approximately $543.0 million, which expire in the years 2010 through 2028 and California research and development tax credits of approximately $28.0 million which have no expiration.

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

We had $26.6 million of unrecognized tax benefits as of January 1, 2008. The following table summarizes the activity related to our unrecognized tax benefits for the year ending December 31, 2008 (in thousands):

Year Ending December 31, 2008
Balance at January 1, 2007	$20,282
Increase relating to prior year provision	6,363
Ending Balance at December 31, 2007	$26,645
Decrease relating to prior year provision	(2,642)
Increase relating to current year provision	6,439

Ending Balance at December 31, 2008	$30,442

All of our deferred tax assets are subject to a valuation allowance. Further, there were no accrued interest or penalties related to tax contingencies. Any tax-related interest and penalties would be included in income tax expense in the consolidated statements of operations. We do not anticipate that the amount of unrecognized tax benefits existing as of December 31, 2008 will significantly decrease over the next 12 months. Because of our net operating loss position, all federal and state income tax returns from 1995 forward are subject to tax authority examination.

NOTE 13. COMMITMENTS

Leases

We lease office and research space and certain equipment under operating leases that expire at various dates through the year 2018. Certain operating leases contain renewal provisions and require us to pay other expenses. In 2007, we entered into a new lease agreement to lease an additional 71,746 square feet in South San Francisco,

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

California that commenced in May 2008 and expires in 2015, with one three-year option to extend the term prior to expiration. Under the terms of this lease, we have the right to rent all of the remaining 57,775 rentable square feet of the building. This expansion right expires on December 31, 2009. If we exercise our right to lease the entire building, we will have the option to extend the lease for an additional ten years. Aggregate future minimum lease payments under operating leases are as follows (in thousands):

Year Ending December 31,	Operating Leases
2009	$19,615
2010	18,859
2011	19,009
2012	19,377
2013	19,116
Thereafter	67,003

$162,979

The following is a summary of aggregate future minimum lease payments under operating leases at December 31, 2008 by material operating lease agreements (in thousands):

	Original Term (Expiration)	Renewal Option	Future Minimum Lease Payment
Building Lease #1	May 2017	2 additional periods of 5 years	$91,692
Building Lease #2	July 2018	1 additional period of 5 years	40,915
Building Lease #3	May 2015	1 additional period of 3 years	28,958
Other Building Leases			1,414

Total			$162,979

Rent expense under operating leases was $18.7 million, $16.7 million and $16.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Letter of Credit and Restricted Cash

We entered into two standby letters of credit in May 2007 with a bank for a combined value of $0.9 million, which is related to our workers compensation insurance policy. As of December 31, 2008, the full amount of the letters of credit was still available. As part of a purchasing card program with a bank we initiated during 2007, we were required to provide collateral in the form of a non-interest bearing certificate of deposit. The collateral as of December 31, 2008 and 2007 was $2.3 million and $1.1 million, respectively, and we recorded these amounts in the accompanying consolidated balance sheet as restricted cash and investments as the securities are restricted as to withdrawal.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Licensing Agreements

We have entered into several licensing agreements with various universities and institutions under which we obtained exclusive rights to certain patent, patent applications and other technology. Aggregate minimum future payments pursuant to these agreements are as follows (in thousands):

Year Ending December 31,
2009	$488
2010	150
Thereafter	—

$638

In addition to the payments summarized above, we are required to make royalty payments based upon a percentage of net sales of any products or services developed from certain of the licensed technologies and milestone payments upon the occurrence of certain events as defined by the related agreements. No milestone payments have been paid during 2008, 2007 or 2006.

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

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	2008 Quarter Ended
	March 31,	June 30,	September 30,(1)	December 31,(2)
Total revenues	$27,944	$30,412	$29,932	$29,571
Loss from operations	(46,720)	(48,685)	(44,605)	(39,303)
Net loss	(41,274)	(45,124)	(38,506)	(37,950)
Basic and diluted net loss per share	$(0.39)	$(0.43)	$(0.36)	$(0.36)

	2007 Quarter Ended
	March 31,	June 30,	September 30,(1)	December 31,(3)
Total revenues	$28,136	$29,259	$26,825	$29,250
Loss from operations	(33,357)	(38,302)	(42,626)	(42,762)
Net loss	(24,201)	(28,562)	(13,696)	(19,922)
Basic and diluted net loss per share	$(0.25)	$(0.29)	$(0.14)	$(0.19)

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)	In September 2007, we sold our plant trait business to Agrigenetics, and, as a result, we recognized a gain of $18.8 million in total other income. In September 2008, we received an additional $4.5 million as contingent consideration upon development of a designated additional asset, which we recognized as additional gain in other income.
(2)	In November 2008, we implemented a restructuring plan that resulted in a reduction in force of 78 employees and recorded a charge of approximately $2.9 million.
(3)	In November 2007, we sold 80.1% of our German subsidiary, Artemis Pharmaceuticals, and, as a result, we recognized a gain of $18.1 million in total other income. In addition, the quarter ended December 31, 2007, we recorded a change in estimate of $2.6 million to reduce our accrued clinical trial liabilities and research and development expenses related to our XL784 clinical trial.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined under Rules 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934, as amended) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

As of the end of the company’s 2008 fiscal year, management conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the company’s internal control over financial reporting as of December 31, 2008 was effective.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Exelixis, Inc.

We have audited Exelixis, Inc.’s internal control over financial reporting as of January 2, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Exelixis, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Exelixis, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Exelixis, Inc. as of January 2, 2009 and December 28, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended January 2, 2009, of Exelixis, Inc. and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 4, 2009

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

The information required by this item, other than with respect to our Code of Ethics, is incorporated by reference to Exelixis’ Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 2, 2009.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct and Ethics is posted on our website at www.exelixis.com under the caption “Investors.”

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of the Nasdaq Stock Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Exelixis’ Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 2, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than with respect to Equity Compensation Plan Information, is incorporated by reference to Exelixis’ Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 2, 2009.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2008 with respect to all of Exelixis’ equity compensation plans in effect as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2000 Equity Incentive Plan[1]	23,168,619	$9.62	12,811,726
2000 Non-Employee Directors’ Stock Option Plan[2]	770,000	10.78	2,843,906
2000 Employee Stock Purchase Plan[3]	—	—	27,934
1994 Employee, Director and Consultant Stock Option Plan & 1997 Equity Incentive Plan[4]	198,167	10.43	—
1997 Agritope Stock Award Plan[5]	4,400	16.87	—
Equity compensation plans not approved by stockholders:
401(k) Retirement Plan[6]	—	—	689,468

Total	24,141,186	$9.67	16,373,034

All of the above equity compensation plans, other than our 401(k) Retirement Plan, were adopted with the approval of our security holders.

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

[6]

We sponsor a 401(k) Retirement Plan whereby eligible employees may elect to contribute up to the lesser of 20% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) Retirement Plan permits Exelixis to make matching contributions on behalf of all participants. Beginning in 2002, we match 50% of the first 4% of participant contributions into the 401(k) Retirement Plan in the form of Exelixis common stock.

In connection with the acquisition of Agritope in December 2000, we assumed all the options granted and outstanding to former directors, consultants and employees of Agritope under the Agritope Plan. Each outstanding Agritope stock option was converted into the right to purchase the number of shares of our common stock as determined using the applicable exchange ratio of 0.35. All other terms and conditions of the Agritope stock options did not change and such options will operate in accordance with their terms.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to Exelixis’ Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended January 2, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to Exelixis’ Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended January 2, 2009.

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

(3) The items listed on the Index to Exhibits on pages 109 through 115 are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 10, 2009.

EXELIXIS, INC.

By:	/S/ GEORGE A. SCANGOS, PH.D.
George A. Scangos, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

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

Signatures	Title	Date

/s/ GEORGE A. SCANGOS George A. Scangos, Ph.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2009

/s/ FRANK KARBE Frank Karbe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2009

/s/ STELIOS PAPADOPOULOS Stelios Papadopoulos, Ph.D.	Chairman of the Board	March 10, 2009

/s/ CHARLES COHEN Charles Cohen, Ph.D.	Director	March 10, 2009

/s/ CARL B. FELDBAUM Carl B. Feldbaum, Esq.	Director	March 10, 2009

/s/ ALAN M. GARBER Alan M. Garber, M.D., Ph.D.	Director	March 10, 2009

/s/ VINCENT MARCHESI Vincent Marchesi, M.D., Ph.D.	Director	March 10, 2009

Signatures	Title	Date

/s/ FRANK MCCORMICK Frank McCormick, Ph.D.	Director	March 10, 2009

/s/ GEORGE POSTE George Poste, D.V.M., Ph.D.	Director	March 10, 2009

/s/ LANCE WILLSEY Lance Willsey, M.D.	Director	March 10, 2009

/s/ JACK L. WYSZOMIERSKI Jack L. Wyszomierski	Director	March 10, 2009

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated September 27, 2004, by and among Exelixis, Inc., XBO Acquisition Corp., and X-Ceptor Therapeutics, Inc.(1)

2.2*	Asset Purchase and License Agreement, dated as of September 4, 2007, by and among Agrigenetics, Inc., Mycogen Corporation, Exelixis Plant Sciences, Inc., Agrinomics, LLC and Exelixis, Inc.(27)

2.3*	Share Sale and Transfer Agreement, dated November 20, 2007, by and between Taconic Farms, Inc. and Exelixis, Inc.(33)

3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.(2)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.(3)

3.3	Amended and Restated Bylaws of Exelixis, Inc.(29)

4.1	Specimen Common Stock Certificate.(2)

4.2	Form of Warrant, dated June 9, 2005, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.(5)

4.3	Form of Warrant, dated June 13, 2006, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.(6)

4.4*	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC.(5)

4.5*	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued or issuable to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited(32)

4.6	Fourth Amended and Restated Registration Rights Agreement, dated February 26, 1999, among Exelixis, Inc. and certain Stockholders of Exelixis, Inc.(2)

4.7	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto.(7)

4.8	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto.(7)

4.9*	Registration Rights Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC.(5)

4.10	Registration Rights Agreement between Exelixis, Inc. and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited dated June 4, 2008.(32)

10.1	Form of Indemnity Agreement.(2)

10.2†	1994 Employee, Director and Consultant Stock Plan.(2)

10.3†	1997 Equity Incentive Plan.(2)

10.4†	2000 Equity Incentive Plan.(25)

10.5†	2000 Non-Employee Directors’ Stock Option Plan.(33)

Exhibit Number	Description

10.6†	2000 Employee Stock Purchase Plan.(8)

10.7†	Agritope, Inc. 1997 Stock Award Plan.(9)

10.8†	Form of Stock Option Agreement under the 2000 Non-Employee Directors’ Stock Option Plan.(10)

10.9†	Form of Stock Option Agreement under the 2000 Equity Incentive Plan (early exercise permissible).(10)

10.10†	Form of Stock Option Agreement under the 2000 Equity Incentive Plan (early exercise may be restricted).(4)

10.11†	Employment Agreement, dated September 13, 1996, between George Scangos, Ph.D. and Exelixis, Inc.(2)

10.12†	Consulting Agreement, effective as of January 12, 2007, between Exelixis, Inc. and Jeffrey Latts.(30)

10.13†	Offer Letter Agreement, dated February 3, 2000, between Michael Morrissey, Ph.D., and Exelixis, Inc.(3)

10.14†	Offer Letter Agreement, dated November 20, 2003, between Frank Karbe and Exelixis, Inc.(3)

10.15†	Offer Letter Agreement, dated March 27, 2000, between Pamela Simonton, J.D., L.L.M. and Exelixis, Inc.(11)

10.16†	Offer Letter Agreement, dated June 20, 2006, between Exelixis, Inc. and Gisela M. Schwab, M.D.(12)

10.17†	Compensation Information for the Company’s Named Executive Officers.(13)

10.18†	Compensation Information for Non-Employee Directors.

10.19†	Exelixis, Inc. Change in Control and Severance Plan.

10.20*	Amended and Restated Cancer Collaboration Agreement, dated as of December 15, 2003, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.(15)

10.21*	Product Development and Commercialization Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.(16)

10.22*	First Amendment to the Product Development and Commercialization Agreement, dated as of January 10, 2005, by and between SmithKlineBeecham Corporation and Exelixis, Inc.(11)

10.23*	Stock Purchase and Stock Issuance Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.(16)

10.24	First Amendment to the Stock Purchase and Stock Issuance Agreement, dated as of January 10, 2005, by and between SmithKlineBeecham Corporation and Exelixis, Inc.(11)

10.25*	Loan and Security Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.(16)

10.26	Second Amendment to the Loan and Security Agreement, dated as of September 20, 2004, by and between SmithKlineBeecham Corporation and Exelixis, Inc.(17)

10.27*	Third Amendment to the Loan and Security Agreement, dated as of January 10, 2005, by and between SmithKlineBeecham Corporation and Exelixis, Inc.(11)

10.28*	License Agreement, dated June 10, 2005, between Exelixis, Inc. and Helsinn Healthcare, S.A.(5)

Exhibit Number	Description

10.29*	Novated and Restated Technology License Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution, Inc.(5)

10.30*	Amended and Restated Research and Development Agreement, dated June 9, 2005, among Exelixis, Inc., Symphony Evolution, Inc. and Symphony Evolution Holdings LLC.(5)

10.31*	Purchase Option Agreement, dated June 9, 2005, among Exelixis, Inc., Symphony Evolution Holdings LLC and Symphony Evolution, Inc.(5)

10.32	Amendment No. 1, dated December 14, 2006, to the Purchase Option Agreement, dated June 9, 2005, among Exelixis, Inc., Symphony Evolution Holdings, LLC and Symphony Evolution, Inc.(18)

10.33*	Collaboration Agreement, dated December 5, 2005, between Exelixis, Inc. and Bristol-Myers Squibb Company.(19)

10.34*	Letter, dated August 20, 2007, relating to Notice under and Amendment to the Collaboration Agreement, dated December 5, 2005, between Exelixis, Inc. and Bristol-Myers Squibb Company.(27)

10.35*	License Agreement, December 21, 2005, between Exelixis, Inc. and Wyeth Pharmaceuticals Division.(19)

10.36*	Collaboration Agreement, dated March 20, 2006, between Exelixis, Inc. and Sankyo Company, Limited.(20)

10.37*	First Amendment, dated June 5, 2007, to Collaboration Agreement, dated March 20, 2006, between Exelixis, Inc. and Daiichi Sankyo Company Limited (formerly known as Sankyo Company, Limited).(26)

10.38*	Collaboration Agreement, dated December 15, 2006, between Exelixis, Inc. and Bristol-Myers Squibb Company.(30)

10.39*	Amendment No. 1, dated January 11, 2007, to the Collaboration Agreement, dated December 15, 2006, between Exelixis, Inc. and Bristol-Myers Squibb Company.(27)

10.40*	Collaboration Agreement, dated December 22, 2006, between Exelixis, Inc. and Genentech, Inc.(30)

10.41	Lease, dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.(2)

10.42	First Amendment to Lease, dated March 29, 2000, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.(21)

10.43	Second Amendment to Lease dated January 31, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.(36)

10.44	Lease Agreement, dated May 24, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.(3)

10.45	First Amendment to Lease, dated February 28, 2003, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.(36)

10.46	Second Amendment to Lease, dated July 20, 2004, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.(3)

10.47	Lease Agreement, dated May 27, 2005, between Exelixis, Inc. and Britannia Pointe Grand Limited Partnership.(22)

10.48	Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc.(31)

Exhibit Number	Description

10.49	Loan Modification Agreement, dated December 21, 2004, between Silicon Valley Bank and Exelixis, Inc.(23)

10.50	Amendment No. 7, dated December 21, 2006, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc.(24)

10.51	Amendment No. 8, dated December 21, 2007, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc.(28)

10.52*	Contract Research Agreement, dated as of September 4, 2007, by and among Agrigenetics, Inc., Mycogen Corporation, Exelixis Plant Sciences, Inc. and Exelixis, Inc.(27)

10.53	Lease Agreement, dated September 14, 2007, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.(27)

10.54*	Shareholders’ Agreement, dated November 20, 2007, by and between Taconic Farms, Inc. and Exelixis, Inc.(33)

10.55*	First Amendment to the Collaboration Agreement, dated March 13, 2008, between Exelixis, Inc. and Genentech, Inc.(34)

10.56	Facility Agreement between Exelixis, Inc. and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited dated June 4, 2008.(36)

10.57	First Amendment dated May 31, 2008 to Lease Agreement, dated September 14, 2007, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.(35)

10.58*	Second Amendment to the Product Development and Commercialization Agreement, dated as of June 13, 2008, by and between SmithKlineBeecham Corporation d/b/a GlaxoSmithKline and Exelixis, Inc.(35)

10.59*	Fourth Amendment to the Loan and Security Agreement, dated as of July 10, 2008, by and between SmithKlineBeecham Corporation d/b/a GlaxoSmithKline and Exelixis, Inc.(35)

10.60*	Letter Agreement, dated June 26, 2008, between Exelixis, Inc. and Bristol-Myers Squibb Company.(35)

10.61**	First Amendment to the Contract Research Agreement, effective as of January 1, 2008, by and among Agrigenetics, Inc., Mycogen Corporation, Exelixis Plant Sciences, Inc. and Exelixis, Inc.

10.62	Second Amendment dated May 31, 2008 to Lease Agreement, dated October 23, 2008, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.

10.63	Third Amendment dated May 31, 2008 to Lease Agreement, dated October 24, 2008, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.

10.64**	Second Amendment to the Contract Research Agreement, effective as of October 27, 2008, by and among Agrigenetics, Inc., Mycogen Corporation, Exelixis Plant Sciences, Inc. and Exelixis, Inc.

10.65**	Collaboration Agreement, dated December 11, 2008, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.

10.66**	Amendment No. 1 to the Collaboration Agreement, dated December 17, 2008, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.

10.67**	Letter Agreement, dated December 11, 2008, between Exelixis, Inc. and Bristol-Myers Squibb Company.

Exhibit Number	Description

21.1	Subsidiaries of Exelixis, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on signature page).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1‡	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Management contract or compensatory plan.

±	The reference to shares has been adjusted to reflect the reverse stock split which occurred in April 2000.

*	Confidential treatment granted for certain portions of this exhibit.

**	Confidential treatment requested for certain portions of this exhibit.

‡	This certification accompanies this Annual Report on Form 10-K, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

1.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 28, 2004 and incorporated herein by reference.

2.	Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-1 (File No. 333-96335), as filed with the Securities and Exchange Commission on February 7, 2000, as amended, and incorporated herein by reference.

3.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 5, 2004 and incorporated herein by reference.

4.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2004 and incorporated herein by reference.

5.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005 and incorporated herein by reference.

6.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2006 and incorporated herein by reference.

7.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 21, 2004 and incorporated herein by reference.

8.	Filed as an Appendix to Exelixis, Inc.’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on March 18, 2005 and incorporated herein by reference.

9.	Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-8 (File No. 333-52434), as filed with the Securities Exchange Commission on December 21, 2000 and incorporated herein by reference.

10.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 8, 2004 and incorporated herein by reference.

11.	Filed as an Exhibit to Exelixis, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005 and incorporated herein by reference.

12.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2006 and incorporated herein by reference.

13.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2009 and incorporated herein by reference.

14.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2005 and incorporated herein by reference.

15.	Filed as an Exhibit to Exelixis, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on February 20, 2004, as amended, and incorporated herein by reference.

16.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 8, 2002 and incorporated herein by reference.

17.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2004 and incorporated herein by reference.

18.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2006 and incorporated herein by reference.

19.	Filed as an Exhibit to Exelixis, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 9, 2006 and incorporated herein by reference.

20.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 9, 2006 and incorporated herein by reference.

21.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities Exchange Commission on May 15, 2000 and incorporated herein by reference.

22.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 27, 2005 and incorporated herein by reference.

23.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2004 and incorporated herein by reference.

24.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 27, 2006 and incorporated herein by reference.

25.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007, filed with the Securities Exchange Commission on May 3, 2007 and incorporated herein by reference.

26	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007, filed with the Securities Exchange Commission on August 7, 2007 and incorporated herein by reference.

27.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007, filed with the Securities Exchange Commission on November 5, 2007 and incorporated herein by reference.

28.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 26, 2007 and incorporated herein by reference.

29.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 4, 2007 and incorporated herein by reference.

30.	Filed as an Exhibit to Exelixis, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006, filed with the Securities and Exchange Commission on February 27, 2007 and incorporated herein by reference.

31.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities Exchange Commission on August 6, 2002 and incorporated herein by reference.

32.	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2008 and incorporated herein by reference.

33.	Filed as an Exhibit to Exelixis, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007, filed with the Securities and Exchange Commission on February 25, 2008 and incorporated herein by reference.

34.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008, filed with the Securities and Exchange Commission on May 6, 2008 and incorporated herein by reference.

35.	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008, filed with the Securities and Exchange Commission on August 5, 2008 and incorporated herein by reference.

36.	Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-1 (File No. 333-152166), as filed with the Securities and Exchange Commission on July 7, 2008, as amended, and incorporated herein by reference.