Form 10-Q
period 2009-04-03
EXELIXIS INC
filed 2009-05-07
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-30235

Exelixis, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3257395
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

249 East Grand Ave.

P.O. Box 511

South San Francisco, CA 94083-0511

(Address of Principal Executive Offices) (Zip Code)

(650) 837-7000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2009 there were 106,448,343 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2009	December 31, 2008 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$201,425	$247,698
Marketable securities	4,044	—
Investments held by Symphony Evolution, Inc.	12,581	14,703
Other receivables	3,712	1,457
Prepaid expenses and other current assets	8,453	7,713

Total current assets	230,215	271,571
Restricted cash and investments	4,853	4,015
Long-term marketable securities	14,831	17,769
Property and equipment, net	33,354	36,247
Goodwill	63,684	63,684
Other assets	8,168	8,336

Total assets	$355,105	$401,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,570	$4,946
Accrued clinical trial liabilities	20,752	22,551
Other accrued liabilities	13,915	14,007
Accrued compensation and benefits	11,383	16,142
Current portion of notes payable and bank obligations	13,919	14,911
Current portion of convertible loans	28,050	28,050
Deferred revenue	83,869	88,936

Total current liabilities	176,458	189,543
Notes payable and bank obligations	14,831	17,769
Convertible loans	56,950	56,950
Other long-term liabilities	23,103	22,620
Deferred revenue	172,711	171,001

Total liabilities	444,053	457,883

Commitments
Stockholders’ deficit:
Exelixis, Inc. stockholders’ deficit:
Common stock	106	106
Additional paid-in-capital	903,069	897,423
Accumulated other comprehensive income	3	—
Accumulated deficit	(990,684)	(954,504)

Total Exelixis, Inc. stockholders’ deficit	(87,506)	(56,975)
Noncontrolling interest	(1,442)	714

Total stockholders’ deficit	(88,948)	(56,261)

Total liabilities and stockholders’ deficit	$355,105	$401,622

(1)

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Contract	$6,706	$18,626
License	18,596	9,318

Total revenues	25,302	27,944

Operating expenses:
Research and development	55,344	65,973
General and administrative	8,529	8,691
Collaboration cost sharing	(1,797)	—

Total operating expenses	62,076	74,664

Loss from operations	(36,774)	(46,720)
Other income (expense):
Interest income and other, net	554	2,511
Interest expense	(2,116)	(961)

Total other income (expense), net	(1,562)	1,550

Consolidated net loss.	(38,336)	(45,170)
Loss attributable to noncontrolling interest	2,156	3,896

Net loss attributable to Exelixis, Inc.	$(36,180)	$(41,274)

Net loss per share, basic and diluted, attributable to Exelixis, Inc.	$(0.34)	$(0.39)

Shares used in computing basic and diluted loss per share amounts	106,383	104,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Consolidated net loss	$(38,336)	$(45,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,286	3,264
Stock-based compensation expense	5,092	5,674
Other	356	212
Changes in assets and liabilities:
Other receivables	(2,255)	(3,103)
Prepaid expenses and other current assets	(740)	(1,538)
Other assets	370	95
Accounts payable and other accrued expenses	(7,021)	2,297
Other long-term liabilities	483	831
Deferred revenue	(3,357)	(1,780)

Net cash used in operating activities	(42,122)	(39,218)

Cash flows from investing activities:
Purchases of investments held by Symphony Evolution, Inc.	(36)	(295)
Proceeds on sale of investments held by Symphony Evolution, Inc.	2,158	3,657
Purchases of property and equipment	(398)	(5,363)
Increase (decrease) in restricted cash and investments	(837)	1,905
Proceeds from maturities of marketable securities	2,938	34,299
Purchases of marketable securities	(4,048)	(4,932)

Net cash (used in) provided by investing activities	(223)	29,271

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	2	6
Principal payments on notes payable and bank obligations	(3,930)	(3,633)

Net cash used in financing activities	(3,928)	(3,627)

Net decreases in cash and cash equivalents	(46,273)	(13,574)
Cash and cash equivalents, at beginning of period	247,698	135,457

Cash and cash equivalents, at end of period	$201,425	$121,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the period presented have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2010 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC on March 10, 2009.

Exelixis has adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st of each year. Fiscal year 2008, a 53-week year, ended on January 2, 2009, and fiscal year 2009, a 52-week year, will end on January 1, 2010. For convenience, references in these Condensed Consolidated Financial Statements and Notes as of and for the fiscal year ended January 2, 2009 are indicated on a calendar year basis, ended December 31, 2008 and as of and for the fiscal quarters ended March 28, 2008 and April 3, 2009 are indicated as ended March 31, 2008 and 2009, respectively.

Basis of Consolidation

The consolidated financial statements include the accounts of Exelixis and our wholly owned subsidiaries as well as one variable interest entity, Symphony Evolution, Inc., for which we are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities. All significant intercompany balances and transactions have been eliminated.

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

Level 3—unobservable inputs.

The adoption of SFAS 157 did not have a material effect on our financial condition and results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets for the periods ended March 31, 2009 and December 31, 2008, respectively (in thousands):

As of March 31, 2009:

	Level 1	Level 2	Level 3	Total
Cash equivalents and marketable securities	$221,419	$6,044	$—	$227,463
Investments held by Symphony Evolution, Inc.	12,581	—	—	12,581

Total	$234,000	$6,044	$—	$240,044

As of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Cash equivalents and marketable securities	$270,147	$—	$—	$270,147
Investments held by Symphony Evolution, Inc.	14,703	—	—	14,703

Total	$284,850	$—	$—	$284,850

Collaboration Arrangements

As of January 1, 2009, we adopted Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 requires participants in a collaborative arrangement to present the results of collaboration activities and also requires significant disclosures related to these collaborative arrangements. Collaborative agreement reimbursement revenue or collaboration cost sharing expenses are recorded as earned or owed based on the performance requirements by both parties under the respective contracts. Under our 2007 cancer collaboration with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), we are not currently an active participant, as Bristol-Myers Squibb is responsible for leading all further development and commercialization of the compounds under the collaboration, and we are responsible for reimbursing Bristol-Myers Squibb for 35% of the shared costs. The presentation and disclosure requirements of EITF 07-1 are not applicable to the 2007 cancer collaboration at this time. However, under our 2008 cancer collaboration with Bristol-Myers Squibb, both parties are actively involved with compound development and certain research and development expenses are partially reimbursable to us on a net basis by compound. On an annual basis, amounts owed by Bristol-Myers Squibb to us, net of amounts reimbursable to Bristol-Myers Squibb by us on those projects, are recorded as collaboration revenue. Conversely, research and development expenses may include the net settlement of amounts we owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. In annual periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost-sharing expense.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributed to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and was adopted by us in the first quarter of fiscal 2009. The adoption did not have a material impact on the Company’s consolidated results or operations or financial condition; however, it did slightly modify the presentation of our financial results.

NOTE 2. Comprehensive Loss

Comprehensive loss represents net loss plus the results of certain stockholders’ equity changes, which are comprised of unrealized gains and losses on available-for-sale securities, not reflected in the consolidated statements of operations. Comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Consolidated net loss	$(38,336)	$(45,170)
Increase in unrealized gains on available-for-sale securities	3	752
Reclassification for losses on marketable securities recognized in earnings	—	(15)

Comprehensive loss	(38,333)	(44,433)
Comprehensive loss attributable to the noncontrolling interest	2,156	3,896

Comprehensive loss attributable to Exelixis, Inc.	$(36,177)	$(40,537)

NOTE 3. Stock-Based Compensation

Under SFAS No. 123 (revised 2004), “Share-Based Payment,” we recorded and allocated employee stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Research and development expense	$3,276	$3,550
General and administrative expense	1,798	2,094

Total employee stock-based compensation expense	$5,074	$5,644

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

	Stock Options Three Months Ended March 31,		Employee Stock Purchase PLan (1) Three Months Ended March 31,
	2009	2008	2009		2008
Weighted average fair value of awards	$2.64	$4.69	$	N/A	$3.33
Risk-free interest rate	2.23%	3.20%		N/A	3.95%
Dividend yield	0%	0%		N/A	0%
Volatility	67%	61%		N/A	53%
Expected life	5.6 years	5.2 years		N/A	0.5 years

(1)	Due to the limited number of shares available for issuance under our Employee Stock Purchase Plan (“ESPP”), we did not incur any stock-based compensation expense under our ESPP for the three months ended March 31, 2009. We plan to seek approval from our stockholders at the Annual Meeting on May 13, 2009 in order to increase the number of shares available for purchase under the ESPP.

A summary of all stock option activity for the three months ended March 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	24,141,186	$9.67
Granted	1,068,505	4.42
Exercised	(1,365)	1.33
Cancelled	(607,179)	8.39

Options outstanding at March 31, 2009	24,601,147	$9.47	6.6 years	$588,110

Exercisable at March 31, 2009	15,787,356	$10.45	5.4 years	$39,893

As of March 31, 2009, $33.2 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 2.5 years.

NOTE 4. Bristol-Myers Squibb

2008 Cancer Collaboration. In December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for XL184 and XL281. Upon effectiveness of the agreement in December 2008, Bristol-Myers Squibb made an upfront cash payment of $195.0 million for the development and commercialization rights to both programs. The agreement requires Bristol-Myers Squibb to make additional license payments of $45.0 million in 2009, of which $20.0 million was received by us in March 2009.

We and Bristol-Myers Squibb have agreed to co-develop XL184, which may include a backup program for XL184. The companies will share worldwide (except for Japan) development costs for XL184. We are responsible for 35% of such costs and Bristol-Myers Squibb is responsible for 65% of such costs, except that we are responsible for funding the initial $100.0 million of combined costs and have the option to defer payments for development costs above certain thresholds. In return, we will share 50% of the commercial profits and losses (including pre-launch commercialization expenses) in the United States and have the option to co-promote XL184 in the United States. We have the right to defer payment for certain early commercialization and other related costs above certain thresholds. We are eligible to receive sales performance milestones of up to $150.0 million and double-digit royalties on sales on XL184 outside the United States. The clinical development of XL184 is directed by a joint committee. It is anticipated that we will conduct certain clinical development activities for XL184. We may opt out of the co-development for XL184, in which case we would instead be eligible to receive development and regulatory milestones of up to $295.0 million, double-digit royalties on XL184 product sales worldwide and sales performance milestones. Our co-development and co-promotion rights may be terminated in the event that we have “cash reserves” below $80.0 million and we are unable to increase such cash reserves to $80.0 million or more within 90 days, in which case we would receive development and regulatory milestones, sales milestones and double-digit royalties instead of sharing product profits on XL184 in the United States. For purposes of the agreement, “cash reserves” includes our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under the Facility Agreement dated June 4, 2008 among us, Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited, as the same may be amended from time to time, and any other similar financing arrangements. Our co-promotion rights on XL184 in the United States, and possibly our right to share product profits on XL184, may be terminated in the event we undergo certain change of control transactions. Bristol-Myers Squibb may, upon certain prior notice to us, terminate the agreement as to products containing XL184 or XL281. In the event of such termination election, Bristol-Myers Squibb’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize such products.

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

The upfront payment of $195.0 million we received upon effectiveness of the collaboration agreement, the license payment of $20.0 million received in March 2009 and the fully committed payment of $25.0 million payable to us in 2009 will be amortized over the estimated development term of five years, and recorded as license revenue, from the effective date of the agreement in December 2008. Any milestone payments that we may receive under the agreement will be amortized over the same period but recorded as contract revenue. We will record as operating expense 100% of the cost incurred for work performed by Exelixis on the two programs. During the term of the collaboration, so long as we have not opted out of the co-development of XL184, there may be periods during which Bristol-Myers Squibb will partially reimburse us for certain research and development expenses, and other periods during which we will owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. To the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Net amounts due from or payable to Bristol-Myers Squibb will be determined and reflected on an annual basis. For the year ending December 31, 2009, we expect to incur a net expense. However, for the three months ended March 31, 2009, we have recorded a net receivable, which results in a reduction in operating expense. Generally, the direction of cash flows will depend on the level of development activity by either party, which may change during the development term. Our capital requirements will be impacted by the level of our expenses for the development activity conducted by us and the degree to which we will be required to make payments to, or we will receive payments from, Bristol-Myers Squibb. If we opt out of the co-development of XL184, we would have no further unreimbursed cost obligations.

Amounts attributable to both programs under the 2008 Bristol-Myers Squibb collaboration agreement consist of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Exelixis research and development expenses (1)	$9,860	—
Net amount due from collaboration partner (2)	$1,780	—

(1)	Total research and development expenses attributable to us include direct third party expenditures plus estimated internal personnel costs.

(2)	The net amount due from the collaborative partner is classified as a reduction in operating expenses for the three months ended March 31, 2009.

NOTE 5: Restructuring Charge

In November 2008, we implemented a restructuring plan that resulted in a reduction in force of 78 employees, or approximately 10% of our workforce. All actions associated with the 2008 restructuring plan were completed in the first quarter of 2009 and we do not anticipate incurring any further costs under the 2008 plan.

In connection with the 2008 restructuring plan, we recorded a charge of approximately $2.9 million during the year ended December 31, 2008 in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This charge consisted primarily of severance, health care benefits and legal and outplacement services fees. The current balance of the liability is included in “Other Accrued Expenses” on our Condensed Consolidated Balance Sheet as of March 31, 2009 and the components are summarized in the following table (in thousands):

	Employee Severance and Other Benefits	Legal and Other Fees	Total
Balance as of December 31, 2008	$1,688	$51	$1,739
Cash payments	(1,572)	(120)	(1,692)
Adjustments or non-cash credits	(73)	79	6

Balance as of March 31, 2009	$43	$10	$53

NOTE 6: Subsequent Event

On May 7, 2009, we entered into a collaboration agreement with Boehringer Ingelheim International GmbH (“Boehringer Ingelheim”) to discover, develop and commercialize autoimmune disease therapies. The collaboration is focused on the discovery of sphingosine-1-phosphate type 1 receptor (S1P1R) agonists, a central mediator of multiple pathways implicated in a variety of autoimmune diseases.

Under the terms of the agreement, Boehringer Ingelheim is required to pay us an upfront cash payment of $15.0 million for the development and commercialization rights to our S1P1R agonist program. We and Boehringer Ingelheim will share responsibility for discovery activities under the collaboration. The agreement provides that the parties shall each conduct research under a mutually agreed upon research plan until such time that we submit a compound that that has met agreed-upon criteria, or such later time as agreed upon by the parties. The parties shall each be responsible for their respective costs and expenses incurred in connection with performing research under the collaboration. Boehringer Ingelheim also has the right, at its own expense to conduct additional research on S1P1R agonists under the collaboration outside of the scope of the research plan agreed to by the parties. The agreement further provides that Boehringer Ingelheim will receive an exclusive worldwide license to further develop, commercialize and manufacture compounds developed under the collaboration and will have sole responsibility for, and shall bear all costs and expenses associated with, all subsequent pre-clinical, clinical, regulatory, commercial and manufacturing activities. In return, we will potentially receive up to $339.0 million in further development, regulatory and commercial milestones and are eligible to receive royalties on worldwide sales of products commercialized under the collaboration. The upfront payment of $15.0 million will be amortized over the estimated research term and recorded as license revenue from the effective date of the agreement.

Boehringer Ingelheim may, upon certain prior notice to us, terminate the agreement as to any product developed under the collaboration. In the event of such termination election, Boehringer Ingelheim’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Boehringer Ingelheim to research, develop and commercialize such product.

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

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission, or SEC, on March 10, 2009. Operating results are not necessarily indicative of results that may occur in future periods. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Recent Development

Boehringer Ingelheim International GmbH Collaboration

On May 7, 2009, we entered into a collaboration agreement with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, to discover, develop and commercialize autoimmune disease therapies. The collaboration is focused on the discovery of sphingosine-1-phosphate type 1 receptor (S1P1R) agonists, a central mediator of multiple pathways implicated in a variety of autoimmune diseases.

Under the terms of the agreement, Boehringer Ingelheim is required to pay us an upfront cash payment of $15.0 million for the development and commercialization rights to our S1P1R agonist program. We and Boehringer Ingelheim will share responsibility for discovery activities under the collaboration. The agreement provides that the parties shall each conduct research under a mutually agreed upon research plan until such time that we submit a compound that that has met agreed-upon criteria, or such later time as agreed upon by the parties. The parties shall each be responsible for their respective costs and expenses incurred in connection with performing research under the collaboration. Boehringer Ingelheim also has the right, at its own expense to conduct additional research on S1P1R agonists under the collaboration outside of the scope of the research plan agreed to by the parties. The agreement further provides that Boehringer Ingelheim will receive an exclusive worldwide license to further develop, commercialize and manufacture compounds developed under the collaboration and will have sole responsibility for, and shall bear all costs and expenses associated with, all subsequent pre-clinical, clinical, regulatory, commercial and manufacturing activities. In return, we will potentially receive up to $339.0 million in further development, regulatory and commercial milestones and are eligible to receive royalties on worldwide sales of products commercialized under the collaboration.

Boehringer Ingelheim may, upon certain prior notice to us, terminate the agreement as to any product developed under the collaboration. In the event of such termination election, Boehringer Ingelheim’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Boehringer Ingelheim to research, develop and commercialize such product.

Certain Factors Important to Understanding Our Financial Condition and Results of Operations

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

Liquidity

As of March 31, 2009, we had $237.7 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by Symphony Evolution, Inc., or SEI, of $12.6 million and restricted cash and investments of $4.9 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, funds available under the Facility Agreement among us, Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited (collectively, the Deerfield Entities), and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. Our goal is to be able to operate independently of the capital markets for a substantial period of time. However, our future capital requirements will be substantial and depend on many factors, including the following:

•	whether we repay amounts outstanding under our loan and security agreement with GlaxoSmithKline (described below) in cash or shares of our common stock;

•	whether and when we draw funds under our Facility Agreement with the Deerfield Entities;

•	our plans for the aggressive development of our broad clinical and preclinical pipelines;

•	our obligations under our collaboration agreements, including, in particular, our collaboration agreement with Bristol-Myers Squibb for XLl84; and

•	whether we generate funds from existing or new collaborations for the development of any of our compounds.

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

2008 Cancer Collaboration with Bristol-Myers Squibb

We expect to particularly focus our later stage development efforts on XL184, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. In December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for XL184 and XL281. Upon effectiveness of the agreement in December 2008, Bristol-Myers Squibb made an upfront cash payment of $195.0 million for the development and commercialization rights to both programs. The agreement requires Bristol-Myers Squibb to make additional license payments of $45.0 million in 2009, of which $20.0 million was received by us in March 2009.

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

The upfront payment of $195.0 million we received upon effectiveness of the collaboration agreement, the license payment of $20.0 million received in March 2009 and the fully committed payment of $25.0 million payable to us in 2009 will be amortized over the estimated development term of five years, and recorded as license revenue, from the effective date of the agreement in December 2008. Any milestone payments that we may receive under the agreement will be amortized over the same period but recorded as contract revenue. We will record as operating expense 100% of the cost incurred for work performed by Exelixis on the two programs. During the term of the collaboration, so long as we have not opted out of the co-development of XL184, there may be periods during which Bristol-Myers Squibb will partially reimburse us for certain research and development expenses, and other periods during which we will owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. To the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Net amounts due from or payable to Bristol-Myers Squibb will be determined and reflected on an annual basis. For the year ending December 31, 2009, we expect to incur a net expense. However, for the three months ended March 31, 2009, we have recorded a net receivable, which results in a reduction in operating expense. Generally, the direction of cash flows will depend on the level of development activity by either party, which may change during the development term. Our capital requirements will be impacted by the level of our expenses for the development activity conducted by us and the degree to which we will be required to make payments to, or we will receive payments from, Bristol-Myers Squibb. If we opt out of the co-development of XL184, we would have no further unreimbursed cost obligations.

GlaxoSmithKline Loan Repayment Obligations

In October 2002, we entered into a collaboration with GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest under the loan becomes due in three annual installments, beginning on October 27, 2009. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions. As of March 31, 2009, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $103.1 million. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and in the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding, including from funds available under the Facility Agreement with the Deerfield Entities, to satisfy our repayment obligations, including the payment that is due on October 27, 2009. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock.

Deerfield Facility

In June 2008, we entered into the Facility Agreement with the Deerfield Entities pursuant to which the Deerfield Entities agreed to loan to us up to $150.0 million, subject to certain conditions. We may draw down on the facility in $15.0 million increments at any time until December 2009. The outstanding principal and interest under the loan, if any, is due by June 4, 2013, and, at our option, can be repaid at any time with shares of our common stock, subject to certain restrictions, or in cash. Interest under the loan does not accrue until we draw down on the facility, at which time interest will begin to accrue at a rate of 6.75% per annum compounded annually on the outstanding principal amount of the facility. The Deerfield Entities also have limited rights to accelerate repayment of the loan upon certain changes of control of Exelixis or an event of default. Pursuant to the Facility Agreement, we paid the Deerfield Entities a one time transaction fee of $3.8 million, or 2.5% of the loan facility, and we are obligated to pay an annual commitment fee of $3.4 million, or 2.25% of the loan facility, payable quarterly. We also issued warrants to the Deerfield Entities to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $7.40 per share. If we draw down under the Facility Agreement, we would be required to issue to the Deerfield Entities additional warrants to purchase shares of our common stock. If we draw down under the Facility Agreement, there is no assurance that the conditions to our ability to repay the loan in shares of our common stock would be satisfied at the time that any outstanding principal and interest under the loan is due, in which case we would be obligated to repay the loan in cash, or that events permitting acceleration of the loan will not occur, in which event we would be required to repay any outstanding principal and interest sooner than anticipated. As of March 31, 2009, we had not drawn funds under the Facility Agreement.

Symphony Evolution, Inc.

In 2005, we licensed three of our compounds, XL647, XL784 and XL999, to SEI in return for an $80.0 million investment for the clinical development of these compounds. We have an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire XL647, XL784 and XL999 at our sole discretion. We do not have the right to repurchase a single product candidate without also repurchasing the other two product candidates. The purchase option price, which may be paid in cash and/or shares of our common stock, at our sole discretion, would be equal to the sum of (1) the total amount of capital invested in SEI by its investors ($80.0 million) and (2) an amount equal to 25% per year on such funded capital, compounded from the time of funding. As a result, the purchase option price for the compounds licensed to SEI increases over time. The purchase option is exercisable at any time until the earlier of June 9, 2009 or the 90th day after the date on which SEI provides us with financial statements showing cash and cash equivalents of less than $5.0 million. In 2007, we discontinued the development of XL999 and completed the phase 2 trial for XL784; the phase 2 clinical development program for XL647 is ongoing. We do not intend to further develop XL647 or XL784 on our own or invest any further Exelixis resources in the development of these compounds. In light of the foregoing, we do not expect to exercise the purchase option and will allow the purchase option to expire on June 9, 2009. As a result of the expiration of the purchase option, we will be obligated to issue an additional warrant to purchase 500,000 shares of our common stock at a price per share equal to 125% of the average closing price of our common stock on the Nasdaq Global Select Market over a continuous period of 60 trading days immediately preceding the second trading day prior to the business day immediately following the date the purchase option expires, with a five-year term.

Upon the expiration of the purchase option, in accordance with SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51,” or SFAS 160, Exelixis will be required to deconsolidate SEI and derecognize their assets and liabilities from our financial statements. The fair value of the warrants issued plus any fees paid will be accumulated and recognized as a loss upon deconsolidation.

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

Revenues from license fees and milestone payments primarily consist of up-front license fees and milestone payments received under various collaboration agreements. We recognize all non-refundable up-front license fees as revenues in accordance with the guidance provided in the SEC’s Staff Accounting Bulletin No. 104. We initially recognize upfront fees received from third party collaborators as unearned revenue and then recognize these amounts on a ratable basis over the expected term of the research collaboration. Often, the total research term is not contractually defined and an estimate of the term of our total obligation must be made. For example, under the 2008 cancer collaboration with Bristol-Myers Squibb, we have estimated our term to be five years, or through the completion of certain phase 3 trials. We estimate that this is the longest possible period that we could be obligated to perform services and therefore the appropriate term with which to amortize any license fees. However, if we submit a New Drug Approval application earlier than anticipated, or Bristol-Myers Squibb decides to take over management of trials prior to their completion, the estimated term of our obligation would be shortened, resulting in an increase in revenue recognition in the period in which our estimated term changes.

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

Some of our research and licensing arrangements have multiple deliverables in order to meet our customers’ needs. For example, the arrangements may include a combination of up-front fees, license payments, research and development services, milestone payments and future royalties. Multiple element revenue agreements are evaluated under Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 are treated as one unit of accounting for purposes of revenue recognition. Generally, the revenue recognition guidance applicable to the final deliverable is followed for the combined unit of accounting. For certain arrangements, the period of time over which certain deliverables will be provided is not contractually defined. Accordingly, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In 2008, under our collaboration with GlaxoSmithKline, we accelerated $18.5 million in previously deferred revenue as a result of the development term concluding on the earliest scheduled end date of October 27, 2008, instead of the previously estimated end date of October 27, 2010.

Goodwill Impairment

As of March 31, 2009, our consolidated balance sheet included $63.7 million of goodwill. Under GAAP, we evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The impairment tests for goodwill are performed at the reporting unit level and require us to perform a two-step impairment test. Our reporting units have been determined to be consistent with our operating segments. In the first step, we compare the fair value of our reporting units to their respective carrying values. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its fair value, then we record an impairment loss equal to the difference.

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

Stock Option Valuation

We account for stock options under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” Under this standard, our estimate of compensation expense requires us to determine the appropriate fair value model and a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures and related tax effects. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, companies are required to estimate the expected term of the option for input to an option-pricing model. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to value stock based awards granted in future periods. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. As of March 31, 2009, $33.2 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.5 years. See Note 3 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Fiscal Year Convention

We have adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31 st of each year. Fiscal year 2008, a 53-week year, ended on January 2, 2009, and fiscal year 2009, a 52-week year, will end on January 1, 2010. For convenience, references in these Condensed Consolidated Financial Statements and Notes as of and for the fiscal year ended January 2, 2009 are indicated on a calendar year basis, ended December 31, 2008 and as of and for the fiscal quarters ended March 28, 2008 and April 3, 2009 are indicated as ended March 31, 2008 and 2009, respectively.

Results of Operations

Revenues

Total revenues by category, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2009	2008
Contract revenue:
Research and development funding	$2.0	$7.9
Milestones	4.7	10.7
License revenue, amortization of upfront payments, including amortization of premiums for equity purchases	18.6	9.3

Total revenues	$25.3	$27.9

Dollar decrease	$2.6
Percentage decrease	9.5%

The decrease in research and development funding for the three months ended March 31, 2009, as compared to the comparable period for the prior year, was driven primarily by the end of various collaboration agreements with GlaxoSmithKline, Inc., Genentech, Inc., Bayer CropScience, and Bristol-Myers Squibb for a combined decrease of $5.9 million.

The decrease in milestone revenues for the three months ended March 31, 2009, as compared to the comparable period for the prior year, was primarily due to the recognition of revenue in the first quarter of 2008 associated with our 2007 cancer collaboration with Bristol-Myers Squibb and our co-development collaboration with Genentech, Inc. for XL518. In addition, we concluded our collaboration with GlaxoSmithKline, Inc., in October 2008 resulting in a decrease of $1.3 million.

The increase in the amortization of upfront payments for the three months ended March 31, 2009, as compared to the comparable period for the prior year, including amortization of premiums paid for equity purchases, was primarily due to $12.0 million in revenues associated with the $240 million of license fee payments under our 2008 cancer collaboration with Bristol-Myers Squibb relating to XL184 and XL281. This increase was partially offset by $1.2 million relating to the end of our collaboration with GlaxoSmithKline and $1.2 million due to the deceleration of revenue recognition under our Bristol-Myers Squibb LXR collaboration as a result of extending the collaboration term.

Research and Development Expenses

Total research and development expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2009	2008
Research and development expenses	$55.3	$66.0
Dollar decrease	$10.7
Percentage decrease	16.1%

Research and development expenses consist primarily of personnel expenses, clinical trials, consulting, laboratory supplies and facilities costs. The decrease for the three months ended March 31, 2009, as compared to the comparable period in 2008, resulted primarily from the following:

•

Clinical Trials—Clinical trial expenses, which include services performed by third-party contract research organizations and other vendors, decreased by $6.4 million, or 32%, primarily due to the wind down of activities associated with XL647 and XL820 clinical trials, the transfer of XL880 to GlaxoSmithKline, completion of toxicology studies and phase 2 clinical trial activity for XL784 and the completion of toxicology studies for XL765. These decreases were partially offset by an increase in phase 3 clinical trial activity for XL184, increased phase 1 clinical trial activity for XL281 and XL228, and increased clinical trial activity for XL147.

•

Personnel—Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, decreased by $2.3 million, or 11%, primarily due to a reduction in headcount related to our restructuring in November 2008.

•	Lab Supplies—Lab supplies decreased by $0.6 million, or 14%, due to the decrease in clinical trials activity.

•	Travel & Entertainment—Travel and entertainment decreased by $0.6 million or 60% due to a decrease in clinical trials activity and cost saving measures.

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

In addition to reviewing the three categories of research and development expenses described above, we principally consider qualitative factors in making decisions regarding our research and development programs. Such factors include enrollment in clinical trials for our drug candidates, the results of and data from clinical trials, the potential indications for our drug candidates and the clinical and commercial potential for our drug candidates and competitive dynamics. We also make our research and development decisions in the context of our overall business strategy, which includes the pursuit of commercial collaborations with major pharmaceutical and biotechnology companies for the development of our drug candidates.

The expenditures summarized in the following table reflect total research and development expenses by category, including allocations for general and administrative expense (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2009	2008
Drug discovery	$23.4	$26.6
Development	27.4	35.5
Other	4.5	3.9

Total research and development expenses	$55.3	$66.0

For the three months ended March 31, 2009, the programs representing the greatest portion of our research and development expenses (in approximate order of magnitude), based on estimates of the allocation of our research and development efforts and expenses among specific programs, were X184, XL147, XL765, XL281 and XL228. The expenses for these programs are included in the development category of our research and development expenses.

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

General and Administrative Expenses

Total general and administrative expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2009	2008
General and administrative expenses	$8.5	$8.7
Dollar decrease	$0.2
Percentage decrease	1.9%

General and administrative expenses consist primarily of personnel expenses, employee stock-based compensation expense, facility costs and consulting and professional expenses, such as legal and accounting fees. The decrease in expenses for the three months ended March 31, 2009, as compared to the comparable period in 2008, was primarily due to a reduction in headcount related to our restructuring in November 2008 and cost saving measures, partially offset by an increase in facilities costs.

Collaboration Cost-Sharing Expenses

Total collaboration cost-sharing expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2009	2008
Collaboration cost-sharing expenses	$(1.8)	$—
Dollar change	$(1.8)
Percentage change	100%

Total collaboration cost-sharing expenses consist of research and development expenses and reimbursements related to our 2008 cancer collaboration agreement with Bristol Myers-Squibb for XL184 and XL281. To the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Net amounts due from or payable to Bristol-Myers Squibb will be determined and reflected on an annual basis. For the year ending December 31, 2009, we expect to incur a net expense. However, for the three months ended March 31, 2009, we have recorded a receivable, which results in a reduction in operating expense of $1.8 million for the quarter.

Total Other Income (Expense), Net

Total other income (expense), net as compared to the prior year period, was as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2009	2008
Total other income (expense), net	$(1.6)	$1.6
Dollar decrease	$(3.2)
Percentage decrease	201%

Total other income (expense), net consists primarily of interest income earned on cash and cash equivalents, short-term and long-term marketable securities and investments held by SEI, offset by interest expense incurred on our notes payable, bank obligations, capital lease obligations, convertible notes and loans, and Facility Agreement. The decrease in total other income for the three months ended March 31, 2009, as compared to the comparable period in 2008, was primarily due to lower average cash and investment balances and lower average interest rates resulting in a decrease in interest income of $2.1 million, and increased interest expense of $1.2 million, primarily related to our Facility Agreement with the Deerfield Entities.

Noncontrolling Interest in Symphony Evolution, Inc.

Pursuant to the agreements that we entered into with SEI and certain other parties in June 2005, we consolidate SEI’s financial condition and results of operations in accordance with Financial Accounting Standards Board Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities. Accordingly, we have deducted the losses attributable to the noncontrolling interest (SEI’s losses) from our consolidated net loss in the consolidated statement of operations and we have also reduced the noncontrolling interest holders’ ownership interest in SEI in the consolidated balance sheet by SEI’s losses. The noncontrolling interest holders’ ownership in the consolidated balance sheet was ($1.4) million as of March 31, 2009. Prior to 2009, we would not allocate SEI’s losses such that the carrying value of the noncontrolling interest would be reduced below zero. However, upon the adoption of SFAS 160, on January 3, 2009, we allocated losses to the noncontrolling interest in SEI such that the noncontrolling interest resulted in a negative carrying value. The decrease in the losses attributed to the noncontrolling interest holders for the three months ended March 31, 2009, as compared to the comparable period in 2008, was primarily due to decreased development expenses associated with XL647 and XL784. We do not intend to further develop XL647 or XL784 on our own. In light of the foregoing, we do not expect to exercise the purchase option and will allow the purchase option to expire on June 9, 2009. As a result of the expiration of the purchase option, we will be obligated to issue an additional warrant to purchase 500,000 shares of our common stock at a price per share equal to 125% of the average closing price of our common stock on the Nasdaq Global Select Market over a continuous period of 60 trading days immediately preceding the second trading day prior to the business day immediately following the date the purchase option expires, with a five-year term.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the three months ended March 31, 2009 and 2008, respectively (dollar amounts presented in thousands):

	Three Months Ended March 31,
	2009	2008
Consolidated net loss	$(38,336)	$(45,170)
Adjustments to reconcile net loss to net cash provided by operating activities	8,734	9,150
Changes in operating assets and liabilities	(12,520)	(3,198)

Net cash provided by (used in) operating activities	(42,122)	(39,218)
Net cash provided by (used in) investing activities	(223)	29,271
Net cash provided by (used in) financing activities	(3,928)	(3,627)

Net (decrease) increase in cash and cash equivalents	(46,273)	(13,574)
Cash and cash equivalents, at beginning of period	247,698	135,457

Cash and cash equivalents, at end of period	$201,425	$121,883

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income. We have also financed certain of our research and development activities under our agreements with SEI. As of March 31, 2009, we had $237.7 million in cash and cash equivalents and short-term and long-term marketable securities, which includes investments held by SEI of $12.6 million and restricted cash and investments of $4.9 million.

Operating Activities

Our operating activities used cash of $42.1 million for the three months ended March 31, 2009, compared to cash used of $39.2 million for the comparable period in 2008. Cash used by operating activities for the 2009 period related primarily to our net loss attributable to Exelixis, Inc. of $36.2 million, in addition to $12.6 million of cash used as the result of increases in other receivables and decreases in accounts payable and other accrued expenses and deferred revenue. These increases in cash used were partially offset by non-cash charges totaling $8.4 million relating to stock-based compensation and depreciation and amortization. Cash used by operating activities for the 2008 period related primarily to our net loss of $41.3 million, partially offset by non-cash charges totaling $8.9 million relating to stock-based compensation and depreciation and amortization. In addition, cash used in operating activities increased by $6.4 million as the result of increases in other receivables, prepaid expenses and other current assets and a decrease in deferred revenue.

Cash used in our operating activities increased by $2.9 million for the three months ended March 31, 2009 as compared to the comparable period in 2008. The increase was primarily driven by $10.9 million decrease in accounts payable and other accrued expenses and deferred revenue offset by a decrease in our net loss of $5.1 million and a decrease in our loss attributable to our noncontrolling interest of $1.7 million. Decreases in accounts payable and other accrued expenses, net loss attributable to Exelixis, Inc., and loss attributable to our noncontrolling interest relate primarily to a decrease in research and development expenses. The decrease in deferred revenue relates principally to the ratable recognition of deferred revenues over the period of continuing involvement from our various collaborations.

Investing Activities

Our investing activities used cash of $0.2 million for the three months ended March 31, 2009, compared to cash provided of $29.3 million for the comparable period in 2008. Cash used by investing activities for the 2009 period was primarily driven by proceeds of $2.2 million from the sale on investments held by SEI and proceeds of $2.9 million from the maturity of long term investments. This cash inflow was offset by purchases of $4.0 million of marketable securities, a decrease in restricted cash and investments of $0.8 million, and purchases of property and equipment of $0.4. The proceeds provided by the sale and maturity of our investments were used to fund our operations. We expect to continue to make moderate investments in property and equipment to support our operations.

Cash used by investing activities for the 2008 period was primarily driven by proceeds of $34.3 million from the maturities of our marketable securities and the sale of $3.7 million of investments held by SEI. This cash inflow was partially offset by purchases of property and equipment of $5.4 million and purchases of $4.9 million of marketable securities. The proceeds provided by maturities of our marketable securities and the sale of investments by SEI were used to fund our operations. We expect to continue to make significant investments in property and equipment to support our operations.

Financing Activities

Our financing activities used cash of $3.9 million for the three months ended March 31, 2009, compared to cash used of $3.6 million for the comparable period in 2008. Cash used by our financing activities for the 2009 period was due to principal payments on notes payable and bank obligations of $3.9 million. Cash used by our financing activities for the 2008 period was due to principal payments on notes payable and bank obligations of $3.6 million.

We finance property and equipment purchases through equipment financing facilities, such as notes and bank obligations. Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes. Over the next several years, we are required to make certain payments on notes, bank obligations and our loan from GlaxoSmithKline. In June 2008, we entered into the Facility Agreement with Deerfield Entities for which the Deerfield Entities agreed to loan us up to $150.0 million, subject to certain conditions. We may draw down on the facility in $15.0 million increments at any time until December 2009. The outstanding principal and interest under the loan, if any, is due by June 4, 2013, and, at our option, can be repaid at any time with shares of our common stock, subject to certain restrictions, or in cash. As of March 31, 2009, we had not drawn funds under the Facility Agreement.

Cash Requirements

We have incurred net losses since inception, including a net loss attributable to Exelixis, Inc. of $36.2 million for the three months ended March 31, 2009, and we expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. As of March 31, 2009, we had $237.7 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by SEI of $12.6 million and restricted cash and investments of $4.9 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, funds available under the Facility Agreement with the Deerfield Entities, and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. Our goal is to be able to operate independently of the capital markets for a substantial period of time. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

repayment of our loan from GlaxoSmithKline – In October 2002, we entered into a collaboration with GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest under the loan becomes due in three annual installments, beginning on October 27, 2009. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions. As of March 31, 2009, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $103.1 million. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and in the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding, including from funds available under the Facility Agreement with the Deerfield Entities, to satisfy our repayment obligations, including the payment that is due on October 27, 2009. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock.

•

whether and when we draw funds under our Facility Agreement with the Deerfield Entities—In June 2008, we entered into the Facility Agreement with the Deerfield Entities pursuant to which the Deerfield Entities agreed to loan to us up to $150.0 million, subject to certain conditions. We may draw down on the facility in $15.0 million increments at any time until December 2009. The outstanding principal and interest under the loan, if any, is due by June 4, 2013, and, at our option, can be repaid at any time with shares of our common stock, subject to certain restrictions, or in cash. Interest under the loan does not accrue until we draw down on the facility, at which time interest will begin to accrue at a rate of 6.75% per annum compounded annually on the outstanding principal amount of the facility. The Deerfield Entities also have limited rights to accelerate repayment of the loan upon certain changes of control of Exelixis or an event of default. Pursuant to the Facility Agreement, we paid the Deerfield Entities a one time transaction fee of $3.8 million, or 2.5% of the loan facility, and we are obligated to pay an annual commitment fee of $3.4 million, or 2.25% of the loan facility, payable quarterly. If we draw down under the Facility Agreement, we would be required to issue to the Deerfield Entities additional warrants to purchase shares of our common stock. If we draw funds under the Facility Agreement, there is no assurance that the conditions to our ability to repay the loan in shares of our common stock would be satisfied at the time that any outstanding principal and interest under the loan is due, in which case we would be obligated to repay the loan in cash, or that events permitting acceleration of the loan will not occur, in which event we would be required to repay any outstanding principal and interest sooner than anticipated;

•

the progress and scope of our collaborative and independent clinical trials and other research and development projects, including with respect to XL184, our most advanced asset. We expect to particularly focus our later stage development efforts on XL184, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. As described under “ – Certain Factors Important to Understanding Our Financial Condition and Results of Operations - 2008 Cancer Collaboration with Bristol-Myers Squibb,” in December 2008, we entered into a worldwide co-development collaboration with Bristol-Myers Squibb for the development and commercialization of XL184. The companies will share worldwide (except for Japan) development costs for XL184. We are responsible for 35% of such costs and Bristol-Myers Squibb is responsible for 65% of such costs, except that we are responsible to fund the initial $100 million of combined costs and have the option to defer payments for development costs above certain thresholds. In return, we will share 50% of the commercial profits and losses (including pre-launch commercialization expenses) in the United States and have the option to co-promote XL184 in the United States. We have the right to defer payment for certain early commercialization and other related costs above certain thresholds. During the term of the collaboration, so long as we have not opted out of the co-development of XL184, there may be periods during which Bristol-Myers Squibb will partially reimburse us for certain research and development expenses, and other periods during which we will owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. On an annual basis, to the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In annual periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Generally, the direction of cash flows will depend on the level of development activity by either party, which may change during the development term. Our capital requirements will be impacted by the level of our expenses for the development activity conducted by us and the degree to which we will be required to make payments to, or we will receive payments from, Bristol-Myers Squibb. If we opt out of the co-development of XL184, we would have no further unreimbursed cost obligations;

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

We will have to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, as part of our collaboration with GlaxoSmithKline, we entered into the loan and security agreement, which, as amended, contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue, but includes amounts available for borrowing under the Facility Agreement with the Deerfield Entities) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of March 31, 2009, our “working capital” was $287.6 million (including $150.0 million available for borrowing under the Facility Agreement) and our “cash and investments” were $232.9 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $103.1 million at March 31, 2009. Principal and accrued interest under the loan becomes due in three annual installments beginning on October 27, 2009. In addition, if our cash and cash equivalents and marketable securities on the last day of any calendar quarter are less than $75.0 million, then we would be in default under the Facility Agreement with the Deerfield Entities, and the Deerfield Entities would have the right, among other remedies, to cancel our right to request disbursements and declare immediately due and payable any amounts accrued or payable under the Facility Agreement. If our “cash reserves” fall below $80.0 million and we are unable to increase such cash reserves to $80.0 million or more within 90 days, our co-development and co-promotion rights with respect to XL184 under our 2008 collaboration agreement with Bristol-Myers Squibb may be terminated. “Cash reserves” for purposes of our 2008 collaboration agreement with Bristol-Myers Squibb includes our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under the Facility Agreement with the Deerfield Entities, as the same may be amended from time to time, and any other similar financing arrangements. If we cannot raise additional capital in order to remain in compliance with our financial covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at March 31, 2009 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 10, 2009. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009 and December 31, 2008, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $0.9 million and $1.3 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 10, 2009.

Risks Related to Our Need for Additional Financing and Our Financial Results

If additional capital is not available to us, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts and we may breach our financial covenants. *

We will need to raise additional capital to:

•	fund our operations and clinical trials;

•	continue our research and development efforts; and

•	commercialize our product candidates, if any such candidates receive regulatory approval for commercial sale.

As of March 31, 2009, we had $237.7 million in cash and cash equivalents and short-term and long-term marketable securities, which included investments held by SEI of $12.6 million and restricted cash and investments of $4.9 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, investments held by SEI, funds available under the Facility Agreement with the Deerfield Entities, and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. Our goal is to be able to operate independently of the capital markets for a substantial period of time. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

repayment of our loan from GlaxoSmithKline – In October 2002, we entered into a collaboration with GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest under the loan becomes due in three annual installments, beginning on October 27, 2009. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions. As of March 31, 2009, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $103.1 million. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and in the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding, including from funds available under the Facility Agreement with the Deerfield Entities, to satisfy our repayment obligations, including the payment that is due on October 27, 2009. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock.

•

whether and when we draw funds under our Facility Agreement with the Deerfield Entities – In June 2008, we entered into the Facility Agreement with the Deerfield Entities pursuant to which the Deerfield Entities agreed to loan to us up to $150.0 million, subject to certain conditions. We may draw down on the facility in $15.0 million increments at any time until December 2009. The outstanding principal and interest under the loan, if any, is due by June 4, 2013, and, at our option, can be repaid at any time with shares of our common stock, subject to certain restrictions, or in cash. Interest under the loan does not accrue until we draw down on the facility, at which time interest will begin to accrue at a rate of 6.75% per annum compounded annually on the outstanding principal amount of the facility. The Deerfield Entities also have limited rights to accelerate repayment of the loan upon certain changes of control of Exelixis or an event of default. Pursuant to the Facility Agreement, we paid the Deerfield Entities a one time transaction fee of $3.8 million, or 2.5% of the loan facility, and we are obligated to pay an annual commitment fee of $3.4 million, or 2.25% of the loan facility, payable quarterly. If we draw down under the Facility Agreement, we would be required to issue to the Deerfield Entities additional warrants to purchase shares of our common stock. If we draw funds under the Facility Agreement, there is no assurance that the conditions to our ability to repay the loan in shares of our common stock would be satisfied at the time that any outstanding principal and interest under the loan is due, in which case we would be obligated to repay the loan in cash, or that events permitting acceleration of the loan will not occur, in which event we would be required to repay any outstanding principal and interest sooner than anticipated;

•

the progress and scope of our collaborative and independent clinical trials and other research and development projects, including with respect to XL184, our most advanced asset. We expect to particularly focus our later stage development efforts on XL184, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. As described under “ – Certain Factors Important to Understanding Our Financial Condition and Results of Operations - 2008 Cancer Collaboration with Bristol-Myers Squibb,” in December 2008, we entered into a worldwide co-development collaboration with Bristol-Myers Squibb for the development and commercialization of XL184. The companies will share worldwide (except for Japan) development costs for XL184. We are responsible for 35% of such costs and Bristol-Myers Squibb is responsible for 65% of such costs, except that we are responsible to fund the initial $100 million of combined costs and have the option to defer payments for development costs above certain thresholds. In return, we will share 50% of the commercial profits and losses (including pre-launch commercialization expenses) in the United States and have the option to co-promote XL184 in the United States. We have the right to defer payment for certain early commercialization and other related costs above certain thresholds. During the term of the collaboration, so long as we have not opted out of the co-development of XL184, there may be periods during which Bristol-Myers Squibb will partially reimburse us for certain research and development expenses, and other periods during which we will owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. On an annual basis, to the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In annual periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Generally, the direction of cash flows will depend on the level of development activity by either party, which may change during the development term. Our capital requirements will be impacted by the level of our expenses for the development activity conducted by us and the degree to which we will be required to make payments to, or we will receive payments from, Bristol-Myers Squibb. If we opt out of the co-development of XL184, we would have no further unreimbursed cost obligations;

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

We will have to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, as part of our collaboration with GlaxoSmithKline, we entered into the loan and security agreement, which, as amended, contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue, but includes amounts available for borrowing under the Facility Agreement with the Deerfield Entities) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of March 31, 2009, our “working capital” was $287.6 million (including $150.0 million available for borrowing under the Facility Agreement) and our “cash and investments” were $232.9 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $103.1 million at March 31, 2009. Principal and accrued interest under the loan becomes due in three annual installments beginning on October 27, 2009. In addition, if our cash and cash equivalents and marketable securities on the last day of any calendar quarter are less than $75.0 million, then we would be in default under the Facility Agreement with the Deerfield Entities, and the Deerfield Entities would have the right, among other remedies, to cancel our right to request disbursements and declare immediately due and payable any amounts accrued or payable under the Facility Agreement. If our “cash reserves” fall below $80.0 million and we are unable to increase such cash reserves to $80.0 million or more within 90 days, our co-development and co-promotion rights with respect to XL184 under our 2008 collaboration agreement with Bristol-Myers Squibb may be terminated. “Cash reserves” for purposes of our 2008 collaboration agreement with Bristol-Myers Squibb includes our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under the Facility Agreement with the Deerfield Entities, as the same may be amended from time to time, and any other similar financing arrangements. If we cannot raise additional capital in order to remain in compliance with our financial covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*

We have incurred net losses since inception, including a net loss attributable to Exelixis, Inc. of $36.2 million for the three months ended March 31, 2009. As of that date, we had an accumulated deficit of $990.7 million. We expect our losses in 2009 to increase as compared to 2008 and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our pharmaceutical product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. Except for revenues associated with the transgenic mouse business of our former German subsidiary, Artemis Pharmaceuticals, GmbH, or Artemis, our only revenues to date are license revenues and revenues under contracts with our partners. In November 2007, we sold 80.1% of our ownership interest in Artemis. The amount of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our technologies and undertake product development. We currently have numerous product candidates in various stages of clinical development and we anticipate filing additional IND applications for additional product candidates within the next 12 months. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments, or long-term investments since March 31, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.

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

Date: May 7, 2009	EXELIXIS, INC.

/s/ Frank Karbe
Frank Karbe
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc. (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc. (2)

3.3	Amended and Restated Bylaws of Exelixis, Inc. (3)

4.1	Specimen Common Stock Certificate. (4)

4.2	Form of Warrant, dated June 9, 2005, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC. (5)

4.3	Form of Warrant, dated June 13, 2006, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC. (6)

4.4	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC. (5)

4.5	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued or issuable to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited (7)

4.6	Fourth Amended and Restated Registration Rights Agreement, dated February 26, 1999, among Exelixis, Inc. and certain Stockholders of Exelixis, Inc. (4)

4.7	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto. (8)

4.8	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto. (8)

4.9	Registration Rights Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC. (5)

4.10	Registration Rights Agreement between Exelixis, Inc. and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited dated June 4, 2008 (7)

10.1*	Letter Agreement between Exelixis, Inc. and SmithKline Beecham Corporation d/b/a GlaxoSmithKline dated February 17, 2009.

10.2	Compensation Information for the Company’s Named Executive Officers. (9)

10.3	Compensation Information for Non-Employee Directors. (10)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment requested for certain portions of this exhibit.

**	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

(1)	Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-3 (File No. 333-152166), as filed with the Securities and Exchange Commission on April 24, 2009, as amended, and incorporated herein by reference.

(2)	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 5, 2004 and incorporated herein by reference.

(3)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 4, 2007 and incorporated herein by reference.

(4)	Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-1 (File No. 333-96335), as filed with the Securities and Exchange Commission on February 7, 2000, as amended, and incorporated herein by reference.

(5)	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005 and incorporated herein by reference.

(6)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2006 and incorporated herein by reference.

(7)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2008 and incorporated herein by reference.

(8)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 21, 2004 and incorporated herein by reference.

(9)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2009 and incorporated herein by reference.

(10)	Filed as an Exhibit to Exelixis, Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on march 10, 2009 and incorporated herein by reference.