Form 10-Q
period 2009-07-03
EXELIXIS INC
filed 2009-07-30
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

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

As of July 24, 2009 there were 107,337,212 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 3, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2009	December 31, 2008 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$152,912	$247,698
Marketable securities	42,993	—
Investments held by Symphony Evolution, Inc.	—	14,703
Other receivables	8,860	1,457
Prepaid expenses and other current assets	8,882	7,713

Total current assets	213,647	271,571
Restricted cash and investments	4,744	4,015
Long-term marketable securities	12,406	17,769
Property and equipment, net	30,696	36,247
Goodwill	63,684	63,684
Other assets	8,000	8,336

Total assets	$333,177	$401,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,904	$4,946
Accrued clinical trial liabilities	15,140	22,551
Other accrued liabilities	15,467	14,007
Accrued compensation and benefits	13,910	16,142
Current portion of notes payable and bank obligations	12,689	14,911
Current portion of convertible loans	28,050	28,050
Deferred revenue	91,314	88,936

Total current liabilities	184,474	189,543
Notes payable and bank obligations	12,406	17,769
Convertible loans	56,950	56,950
Other long-term liabilities	23,505	22,620
Deferred revenue	179,461	171,001

Total liabilities	456,796	457,883

Commitments
Stockholders’ deficit:
Exelixis, Inc. stockholders’ deficit:
Common stock	107	106
Additional paid-in-capital	911,699	897,423
Accumulated other comprehensive income	20	—
Accumulated deficit	(1,035,445)	(954,504)

Total Exelixis, Inc. stockholders’ deficit	(123,619)	(56,975)
Noncontrolling interest	—	714

Total stockholders’ deficit	(123,619)	(56,261)

Total liabilities and stockholders’ deficit	$333,177	$401,622

(1)

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Contract	$6,299	$16,757	$13,006	$35,381
License	21,103	13,655	39,699	22,974

Total revenues	27,402	30,412	52,705	58,355

Operating expenses:
Research and development	55,036	68,869	110,380	134,842
General and administrative	8,739	10,228	17,268	18,919
Collaboration cost sharing	1,639	—	(158)	—

Total operating expenses	65,414	79,097	127,490	153,761

Loss from operations	(38,012)	(48,685)	(74,785)	(95,406)
Other income (expense):
Interest income and other, net	367	1,471	921	3,984
Interest expense	(2,118)	(1,254)	(4,234)	(2,215)
Gain on sale of business	1,800	—	1,800	—
Loss on deconsolidation of Symphony Evolution, Inc.	(9,826)	—	(9,826)	—

Total other income (expense), net	(9,777)	217	(11,339)	1,769

Consolidated loss before taxes	(47,789)	(48,468)	(86,124)	(93,637)
Income tax benefit	846	—	846	—

Consolidated net loss	(46,943)	(48,468)	(85,278)	(93,637)
Loss attributable to noncontrolling interest.	2,181	3,344	4,337	7,239

Net loss attributable to Exelixis, Inc.	$(44,762)	$(45,124)	$(80,941)	$(86,398)

Net loss per share, basic and diluted, attributable to Exelixis, Inc.	$(0.42)	$(0.43)	$(0.76)	$(0.82)

Shares used in computing basic and diluted loss per share amounts	106,840	105,340	106,612	105,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Consolidated net loss	$(85,278)	$(93,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,441	6,561
Stock-based compensation expense	11,573	11,293
Gain on sale of business	(1,800)	—
Loss on deconsolidation of Symphony Evolution, Inc.	9,826	—
Other	195	592
Changes in assets and liabilities:
Other receivables	(3,702)	(417)
Prepaid expenses and other current assets	(1,170)	(2,050)
Other assets	741	(3,536)
Accounts payable and other accrued expenses	(3,096)	1,994
Other long-term liabilities	885	1,330
Deferred revenue	10,838	(29,317)

Net cash used in operating activities	(54,547)	(107,187)

Cash flows from investing activities:
Purchases of investments held by Symphony Evolution, Inc.	(49)	(468)
Proceeds on sale of investments held by Symphony Evolution, Inc.	4,497	9,027
Purchases of property and equipment	(842)	(11,534)
Increase (decrease) in restricted cash and investments	(729)	1,544
Proceeds from maturities of marketable securities	5,363	43,301
Proceeds from sale of marketable securities	—	5,400
Purchases of marketable securities	(43,020)	(9,279)

Net cash (used in) provided by investing activities	(34,780)	37,991

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	2	294
Proceeds from employee stock purchase plan	2,150	2,142
Proceeds from note payable and bank obligations	—	13,619
Principal payments on notes payable and bank obligations	(7,586)	(7,269)
Repayments, net from deconsolidation of Symphony Evolution, Inc.	(25)	—

Net cash (used in) provided by financing activities	(5,459)	8,786

Net decreases in cash and cash equivalents	(94,786)	(60,410)
Cash and cash equivalents, at beginning of period	247,698	135,457

Cash and cash equivalents, at end of period	$152,912	$75,047

Non-cash investing and financing activities:
Warrants issued in conjunction with Deerfield financing agreement	—	3,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

Exelixis has adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31 st of each year. Fiscal year 2008, a 53-week year, ended on January 2, 2009, and fiscal year 2009, a 52-week year, will end on January 1, 2010. For convenience, references in these Condensed Consolidated Financial Statements and Notes as of and for the fiscal year ended January 2, 2009 are indicated on a calendar year basis, ended December 31, 2008 and as of and for the fiscal quarters ended June 27, 2008 and July 3, 2009 are indicated as ended June 30, 2008 and 2009, respectively. The Company has evaluated subsequent events through July 30, 2009, the date on which the financial statements being presented were available to be issued, and not beyond that date.

Operating results for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC on March 10, 2009.

Basis of Consolidation

The consolidated financial statements include the accounts of Exelixis and our wholly owned subsidiaries as well as one variable interest entity, Symphony Evolution, Inc. (“SEI”), for which we were the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities. As of June 9, 2009, our purchase option for SEI expired and as a result, we were not longer considered to be the primary beneficiary. (Refer to Note 6). All significant intercompany balances and transactions have been eliminated.

Cash and Investments

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We invest in high-grade, short-term commercial paper and money market funds, which are subject to minimal credit and market risk.

Investments held by SEI consist of investments in money market funds. As of June 30, 2009 and December 31, 2008, we had no investments held by SEI and investments held by SEI of $14.7 million, respectively.

All marketable securities are classified as available-for-sale and are carried at fair value. We view our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are stated at fair value based upon quoted market prices of the securities. We have classified certain investments as cash and cash equivalents or marketable securities that collateralize loan balances. However, they are not restricted to withdrawal. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. Realized gains and losses, net, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

The following summarizes available-for-sale securities included in cash and cash equivalents and restricted cash and investments as of June 30, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$171,140	$—	$—	$171,140
Commercial paper	18,986	—	—	18,986
Corporate bonds	9,661	—	(20)	9,641
U.S. Government agency securities	16,031	40	—	16,071

Total	$215,818	$40	$(20)	$215,838

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

The following summarizes available-for-sale securities included in cash and cash equivalents and restricted cash and investments as of June 30, 2009 by contractual maturity (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$209,876	$209,912
Mature in one to three years	5,942	5,926

Total	$215,818	$215,838

Fair Value Measurements

As of January 1, 2008, we adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require any new fair value measurements in GAAP. SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be utilized for financial reporting purposes. The fair value of our financial instruments reflects the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of SFAS 157 did not have a material effect on our financial condition and results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following tables set forth the fair value of our financial assets for the periods ended June 30, 2009 and December 31, 2008, respectively (in thousands):

As of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Cash equivalents and marketable securities	$171,140	$44,698	$—	$215,838
Investments held by Symphony Evolution, Inc.	—	—	—	—

Total	$171,140	$44,698	$—	$215,838

As of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Cash equivalents and marketable securities	$270,147	$—	$—	$270,147
Investments held by Symphony Evolution, Inc.	14,703	—	—	14,703

Total	$284,850	$—	$—	$284,850

We have estimated the fair value of our long-term debt instruments using the net present value of the payments discounted at an interest rate that is consistent with our current borrowing rate for similar long-term debt. We have outstanding balances associated with our convertible loan with GlaxoSmithKline and various equipment lines of credit. The estimated fair value of our outstanding debt was as follows (in thousands):

	June 30, 2009	December 31, 2008
GlaxoSmithKline convertible loan	$73,831	$77,121
Equipment lines of credit	24,931	30,388

Total	$98,762	$107,509

At June 30, 2009 and December 31, 2008, we had debt outstanding of $110.1 million and $117.7 million, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments or a combination thereof. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective on a prospective basis for interim or annual financial reporting periods ending after June 15, 2009. The adoption of SFAS 165 had no material effect on the Company’s financial condition or consolidated results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributed to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and was adopted by us in the first quarter of fiscal 2009. The adoption did not have a material impact on the Company’s consolidated results or operations or financial condition; however, it did modify the presentation of our financial results.

Effective April 1, 2009, the Company adopted Financial Accounting Standards Board, or FASB, Staff Position No. FAS 115-2 (“FSP FAS 115-2”). FSP FAS 115-2 amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. FSP FAS 115-2 replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2 requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of FSP FAS 115-2 had no material effect on the Company’s financial condition or consolidated results of operations.

NOTE 2. Comprehensive Loss

Comprehensive loss represents net loss plus the results of certain stockholders’ deficit changes, which are comprised of unrealized gains and losses on available-for-sale securities, not reflected in the consolidated statements of operations. Comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Consolidated net loss	$(46,943)	$(48,468)	$(85,278)	$(93,637)
Increase in unrealized gains (losses) on available-for-sale securities	17	(626)	20	120
Reclassification for losses on marketable securities recognized in earnings	—	(8)	—	(17)

Comprehensive loss	(46,926)	(49,102)	(85,258)	(93,534)
Comprehensive loss attributable to the noncontrolling interest	2,181	3,344	4,337	7,239

Comprehensive loss attributable to Exelixis	$(44,745)	$(45,758)	$(80,921)	$(86,295)

NOTE 3. Stock-Based Compensation

Under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), we recorded and allocated employee stock-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development expense	$4,533	$3,662	$7,809	$7,212
General and administrative expense	1,940	1,937	3,738	4,031

Total employee stock-based compensation expense	$6,473	$5,599	$11,547	$11,243

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

	Stock Options Three Months Ended June 30,		ESPP Three Months Ended June 30,
	2009	2008	2009	2008
Weighted average fair value of awards	$2.76	$4.17	$1.69	$2.75
Risk-free interest rate	2.20%	3.12%	0.18%	2.53%
Dividend yield	0%	0%	0%	0%
Volatility	67%	61%	65%	57%
Expected life	5.6 years	5.2 years	0.2 years	0.5 years

	Stock Options Six Months Ended June 30,		ESPP Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average fair value of awards	$2.67	$4.65	$1.77	$3.05
Risk-free interest rate	2.23%	3.20%	0.15%	3.27%
Dividend yield	0%	0%	0%	0%
Volatility	67%	61%	66%	55%
Expected life	5.6 years	5.2 years	0.1 years	0.5 years

A summary of all stock option activity for the six-month period ended June 30, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	24,141,186	$9.67
Granted	1,298,430	$4.46
Exercised	(1,365)	$1.33
Cancelled	(1,337,431)	$9.31

Options outstanding at June 30, 2009	24,100,820	$9.40	6.42 years	$470,280

Exercisable at June 30, 2009	16,138,212	$10.36	5.37 years	$43,251

As of June 30, 2009, $28.7 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 2.34 years.

On July 7, 2009, we commenced a stock option exchange program that had been approved by our stockholders on May 14, 2009. Under SFAS 123R, we expect to recognize any incremental compensation cost of the replacement stock options granted in the exchange. The incremental compensation cost will be measured as the excess, if any, of the fair value of each award of replacement stock options granted to employees in exchange for cancelled stock options, measured as of the date the replacement stock options are granted, over the fair value of the stock options cancelled in exchange for the replacement stock options, measured immediately prior to the cancellation. This incremental compensation cost is expected to be recognized ratably over the vesting period of the replacement stock options beginning in the third quarter ending September 30, 2009 and ending in the third quarter ending September 30, 2012.

NOTE 4. Collaborations

Global License Agreement and Collaboration with sanofi-aventis

On May 27, 2009, we entered into a global license agreement with sanofi-aventis for two of our cancer programs, XL147 and XL765, and a broad collaboration for the discovery of inhibitors of phosphoinositide-3 kinase (“PI3K”) for the treatment of cancer. The license agreement and collaboration agreement became effective on July 7, 2009. In connection with the effectiveness of the license and collaboration, on July 20, 2009, we received upfront payments of $140.0 million ($120.0 million for the license and $20.0 million for the collaboration), less applicable withholding taxes of $7.0 million, for a net receipt of $133.0 million.

Under the license, sanofi-aventis received a worldwide exclusive license to XL147 and XL765, which are currently in phase 1 and phase 1b/2 clinical trials, respectively, and has sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities. We will participate in conducting ongoing and potential future clinical trials and manufacturing activities. Sanofi-aventis is responsible for funding all future development activities with respect to XL147 and XL765, including our activities. Under the discovery collaboration, the parties will combine efforts in establishing several pre-clinical PI3K programs and will jointly share responsibility for research and preclinical activities related to isoform-selective inhibitors of PI3K alpha and beta. Sanofi-aventis will provide guaranteed research and development funding to cover our expenses and is responsible for funding all development activities for each product following approval of the investigational new drug application filed with the United States Food and Drug

Administration, or the foreign equivalent thereof, for such product. Sanofi-aventis will have sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities of any products arising from the collaboration; however, we may be requested to conduct certain clinical trials at sanofi-aventis’ expense. The research term under the collaboration is three years, although sanofi-aventis has the right to extend the term for an additional one-year period upon prior written notice.

In addition to the aggregate upfront cash payments for the license and collaboration agreements, we are also entitled to receive guaranteed research funding of $21.0 million over three years. For both the license and the collaboration, we will be eligible to receive development, regulatory and commercial milestones of over $1.0 billion in the aggregate, as well as royalties on sales of any products commercialized under the license or collaboration. The aggregate upfront payments of $140.0 million will be recognized over an estimated term of four years, and recorded as license revenue, from the effective date of the agreements. Any milestone payments that we may receive under the agreements will be amortized over the same period but recorded as contract revenue. We will record as operating expenses all costs incurred for work performed by us under the agreements. Reimbursements we receive from sanofi-aventis under the agreements will be recorded as contract revenue commencing as of the effective date, including reimbursements for costs incurred under the license from the date of signing. In addition, the guaranteed research funding that we expect to receive over the three year research term under the collaboration will be recorded as contract revenue commencing as of the effective date of the collaboration. Tax withholding of $7.0 million in connection with the upfront payments will be recognized as income tax expense in the third quarter of 2009.

Sanofi-aventis may, upon certain prior notice to us, terminate the license as to products containing XL147 or XL765. In the event of such termination election, sanofi-aventis’ license relating to such product would terminate and revert to us, and we would receive, subject to certain terms, conditions and potential payment obligations, licenses from sanofi-aventis to research, develop and commercialize such products.

The collaboration will automatically terminate under certain circumstances upon the expiration of the research term, in which case all licenses granted by the parties to each other would terminate and revert to the respective party, subject to sanofi-aventis’ right to receive, under certain circumstances, the first opportunity to obtain a license from us to any isoform-selective PI3K inhibitor. In addition, sanofi-aventis may, upon certain prior written notice to us, terminate the collaboration in whole or as to certain products following expiration of the research term, in which case we would receive, subject to certain terms, conditions and potential payment obligations by us, licenses from sanofi-aventis to research, develop and commercialize such products.

Boehringer Ingelheim

On May 7, 2009, we entered into a collaboration agreement with Boehringer Ingelheim International GmbH (“Boehringer Ingelheim”) to discover, develop and commercialize autoimmune disease therapies. The collaboration is focused on the discovery of sphingosine-1-phosphate type 1 receptor (“S1P1R”) agonists, a central mediator of multiple pathways implicated in a variety of autoimmune diseases.

Under the terms of the agreement, Boehringer Ingelheim was required to pay us an upfront cash payment of $15.0 million for the development and commercialization rights to our S1P1R agonist program. We and Boehringer Ingelheim will share responsibility for discovery activities under the collaboration. The agreement provides that the parties will each conduct research under a mutually agreed upon research plan until such time that we submit a compound that that has met agreed-upon criteria, or such later time as agreed upon by the parties. The parties shall each be responsible for their respective costs and expenses incurred in connection with performing research under the collaboration. Under the collaboration, Boehringer Ingelheim also has the right, at its own expense to conduct additional research on S1P1R agonists outside of the scope of the research plan agreed to by the parties. The agreement further provides that Boehringer Ingelheim will receive an exclusive worldwide license to further develop, commercialize and manufacture compounds developed under the collaboration and will have sole responsibility for, and shall bear all costs and expenses associated with, all subsequent pre-clinical, clinical, regulatory, commercial and manufacturing activities. In return, we will potentially receive up to $339.0 million in further development, regulatory and commercial milestones and are eligible to receive royalties on worldwide sales of products commercialized under the collaboration. The upfront payment will be amortized over the estimated research term of approximately 11 months and recorded as license revenue from the effective date of the agreement.

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

Bristol-Myers Squibb

In December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for XL184 and XL281. Upon effectiveness of the agreement in December 2008, Bristol-Myers Squibb made an upfront cash payment of $195.0 million for the development and commercialization rights to both programs. The agreement required Bristol-Myers Squibb to make additional license payments to us of $45.0 million, of which $20.0 million was received in the first quarter of 2009 and $25.0 million was received in the second quarter of 2009.

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

The upfront payment of $195.0 million we received upon effectiveness of the collaboration agreement and the license payments of $20.0 million and $25.0 million we received in the first quarter and second quarter of 2009, respectively, will be amortized over the estimated development term of five years, and recorded as license revenue, from the effective date of the agreement in December 2008. Any milestone payments that we may receive under the agreement will be amortized over the same period but recorded as contract revenue. We will record as operating expense 100% of the cost incurred for work performed by Exelixis on the two programs. During the term of the collaboration, so long as we have not opted out of the co-development of XL184, there may be periods during which Bristol-Myers Squibb will partially reimburse us for certain research and development expenses, and other periods during which we will owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. To the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Net amounts due from or payable to Bristol-Myers Squibb will be determined and reflected on an annual basis. For the year ending December 31, 2009, we expect to incur a net payable to Bristol-Myers Squibb. However, for the six months ended June 30, 2009, we recorded a net receivable, which has resulted in a net reduction in operating expenses year-to-date. Generally, the direction of cash flows will depend on the level of development activity by either party, which may change during the development term. Our capital requirements will be impacted by the level of our expenses for the development activity conducted by us and the degree to which we will be required to make payments to, or we will receive payments from, Bristol-Myers Squibb. If we opt out of the co-development of XL184, we would have no further unreimbursed cost obligations.

Amounts attributable to both programs under the 2008 Bristol-Myers Squibb collaboration agreement consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009 (2)	2008
Exelixis research and development expenses (1)	$9,908	$—	$19,769	$—
Net amount (owed to) due from collaboration partner	$(1,639)	$—	158	$—

(1)	Total research and development expenses attributable to us include direct third party expenditures plus estimated internal personnel costs.

(2)	The net amount due from the collaborative partner is classified as a reduction in operating expenses for the six-month period ended June 30, 2009.

NOTE 5: Restructuring Charge

In November 2008, we implemented a restructuring plan that resulted in a reduction in force of 78 employees, or approximately 10% of our workforce. All actions associated with the 2008 restructuring plan were completed in the first quarter of 2009 and we do not anticipate incurring any further costs under the 2008 plan.

In connection with the 2008 restructuring plan, we recorded a charge of approximately $2.9 million during the year ended December 31, 2008 in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This charge consisted primarily of severance, health care benefits and legal and outplacement services fees. The current balance of the liability is included in “Other Accrued Expenses” on our Condensed Consolidated Balance Sheet as of June 30, 2009 and the components are summarized in the following table (in thousands):

	Employee Severance and Other Benefits	Legal and Other Fees	Total
Balance as of December 31, 2008	$1,688	$51	$1,739
Cash payments	(1,572)	(120)	(1,692)
Adjustments or non-cash credits	(73)	79	6

Balance as of June 30, 2009	$43	$10	$53

NOTE 6. Symphony Evolution, Inc.

In 2005, we licensed three of our compounds, XL647, XL784 and XL999, to SEI, in return for an $80.0 million investment for the clinical development of these compounds. As part of the agreement, we received an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire XL647, XL784 and XL999 at our sole discretion. The purchase option expired on June 9, 2009. As a result of the expiration of the purchase option, we issued a warrant to Symphony Evolution Holdings LLC to purchase 500,000 shares of our common stock at a price of $6.05 per share, which is equal to 125% of the average closing price of our common stock on the Nasdaq Global Select Market over a continuous period of 60 trading days immediately preceding the second trading day prior to the business day immediately following the date the purchase option expired, with a five-year term.

The expiration of the purchase option triggered a reconsideration event regarding our need to consolidate SEI, a variable interest entity. Upon the expiration of the purchase option, we no longer held a variable interest in the variable interest entity. Accordingly, we deconsolidated SEI and derecognized the SEI assets, liabilities and noncontrolling interest from our financial statements. We recognized a loss of $9.8 million upon the deconsolidation of the variable interest entity.

NOTE 7. Sale of Plant Trait Business

In 2007, we entered into arrangements with Agrigenetics, Inc. (“Agrigenetics”), a wholly-owned subsidiary of The Dow Chemical Company, for (1) the sale of assets used for crop trait discovery and granted to Agrigenetics licenses to certain other related assets and intellectual property and (2) to perform contract research. In the second quarter of 2009, we signed an amendment to this arrangement upon the execution of which we were entitled to receive $1.8 million. The $1.8 million payable has been recorded as an adjustment to the gain on the sale of our plant trait business originally recorded in 2007. We are entitled to receive additional payments of up to $7.2 million if we achieve specified development milestones, which will also be recorded as adjustments to the 2007 gain, in the period that they are achieved.

NOTE 8. Income Taxes

We have incurred net losses since inception and, consequently, have not recorded any U.S. federal or state income taxes. As a result of the Housing and Economic Recovery Act of 2008, we are eligible to claim a refund of previously generated tax credits and have recorded a tax benefit, from this new law, of $846,000.

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

Based on the strength of our expertise in biology, drug discovery and development, we have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb Company, sanofi-aventis, Genentech, Inc. and GlaxoSmithKline, that allow us to retain economic participation in compounds and support additional development of our pipeline. Our collaborations generally fall into one of two categories: collaborations in which we co-develop compounds with a partner, share development costs and profits from commercialization and may have the right to co-promote products in the United States, and collaborations in which we out-license compounds to a partner for further development and commercialization, have no further unreimbursed cost obligations and are entitled only to receive milestones and royalties from commercialization. Under either form of collaboration, we may also be entitled to license fees, research funding and milestone payments from research results and subsequent product development activities. We maintain exclusive ownership of those compounds in our pipeline that we are developing ourselves. We are responsible for all development costs for these compounds and are entitled to 100% of profits if the compounds are commercialized.

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

The following table sets forth those compounds in preclinical and clinical development that we have out-licensed to third parties for further development and commercialization:

Compound	Partner	Principal Targets	Indication	Stage of Development
XL880	GlaxoSmithKline	MET, VEGFR2	Cancer	Phase 2
XL147	sanofi-aventis	PI3K	Cancer	Phase 1b/2
XL765	sanofi-aventis	PI3K, mTOR	Cancer	Phase 1b/2
XL281	Bristol-Myers Squibb	RAF	Cancer	Phase 1
XL652	Bristol-Myers Squibb	LXR	Metabolic and cardiovascular diseases	Phase 1
XL550	Daiichi-Sankyo	MR	Metabolic and cardiovascular diseases	Preclinical
FXR	Wyeth	FXR	Metabolic and liver disorders	Preclinical

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

Our strategy is centered around three principal elements:

•

Focus development—While we have historically pursued an approach to drug discovery intended to generate a significant number of development candidates to fuel our pipeline, for the foreseeable future we intend to direct our discovery efforts more towards generating development candidates under existing and future discovery collaborations with third parties. Our objective is to fund a significant portion of our discovery costs by entering into such collaborations. We are also focusing our later stage clinical development efforts on a limited number of programs. We believe that the most attractive compounds to develop ourselves or to co-develop with a partner have a lower-cost, lower-risk route to the market, usually for a niche indication, with the possibility of substantially expanding the market into major indications. Our most advanced clinical asset, XL184, which we are co-developing with Bristol-Myers Squibb, represents such a compound. We expect particularly to focus our later stage development efforts on XL184, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound.

•

Partner compounds—We are seeking new collaborations with leading pharmaceutical and biotechnology companies for the development and ultimate commercialization of some of our preclinical and clinical assets, particularly those drug candidates for which we believe that the capabilities and bandwidth of a partner can accelerate development and help to fully realize their therapeutic and commercial potential. Collaborations also provide us with a means of shifting a portion or all of the development costs related to such drug candidates. Consistent with this element of our strategy, in December 2008 we entered into a worldwide collaboration with Bristol-Myers Squibb on two of our cancer programs: one associated with XL184 and the other associated with XL281, and in May 2009 we entered into a license agreement with sanofi-aventis for XL147 and XL765 and also launched a broad collaboration with sanofi-aventis for the discovery of phosphoinositide-3 kinase, or PI3K, inhibitors. In May 2009, we also entered into a collaboration agreement with Boehringer Ingelheim International GmbH focused on the discovery of sphingosine-1-phosphate type 1 receptor agonists. We expect that over the next several years an increasingly greater portion of our development expenses will be funded by our partners.

•

Control costs—We are committed to managing our costs and continually analyze our expenses to ensure that they are not disproportionate to our cash resources. We are selective with respect to funding our clinical development programs and have established definitive “go/no-go” criteria with respect to our development programs to ensure that we commit our resources only to those programs with the greatest commercial and therapeutic potential. For example, in June 2009, we discontinued development of XL019. To control costs, we may decide in the future to pursue collaborations for the development of drug candidates that we had initially determined to develop ourselves. We also retain the right to opt-out of the development of certain drug candidates that we are currently co-developing with partners.

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

Recent Developments

Global License Agreement and Collaboration with sanofi-aventis

On May 27, 2009, we entered into a global license agreement with sanofi-aventis for two of our cancer programs, XL147 and XL765, and a broad collaboration for the discovery of inhibitors of PI3K for the treatment of cancer. The license agreement and collaboration agreement became effective on July 7, 2009. In connection with the effectiveness of the license and collaboration, on July 20, 2009, we received upfront payments of $140.0 million ($120.0 million for the license and $20.0 million for the collaboration), less applicable withholding taxes of $7.0 million, for a net receipt of $133.0 million.

Under the license, sanofi-aventis received a worldwide exclusive license to XL147 and XL765, which are currently in phase 1 and phase 1b/2 clinical trials, respectively, and has sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities. We will participate in conducting ongoing and potential future clinical trials and manufacturing activities. Sanofi-aventis is responsible for funding all future development activities with respect to XL147 and XL765, including our activities. Under the discovery collaboration, the parties will combine efforts in establishing several pre-clinical PI3K programs and will jointly share responsibility for research and preclinical activities related to isoform-selective inhibitors of PI3K alpha and beta. Sanofi-aventis will provide guaranteed research and development funding to cover our expenses and is responsible for funding all development activities for each product following approval of the investigational new drug application filed with the United States Food and Drug Administration, or the foreign equivalent thereof, for such product. Sanofi-aventis will have sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities of any products arising from the collaboration; however, we may be requested to conduct certain clinical trials at sanofi-aventis’ expense. The research term under the collaboration is three years, although sanofi-aventis has the right to extend the term for an additional one-year period upon prior written notice.

In addition to the aggregate upfront cash payments for the license and collaboration agreements, we are also entitled to receive guaranteed research funding of $21.0 million over three years. For both the license and the collaboration, we will be eligible to receive development, regulatory and commercial milestones of over $1.0 billion in the aggregate, as well as royalties on sales of any products commercialized under the license or collaboration. The aggregate upfront payments of $140.0 million will be recognized over an estimated term of four years, and recorded as license revenue, from the effective date of the agreements. Any milestone payments that we may receive under the agreements will be amortized over the same period but recorded as contract revenue. We will record as operating expense all costs incurred for work performed by us under the agreements. Reimbursements we receive from sanofi-aventis under the agreements will be recorded as contract revenue commencing as of the effective date, including reimbursements for costs incurred under the license from the date of signing. In addition, the guaranteed research funding that we expect to receive over the three year research term under the collaboration will be recorded as contract revenue commencing as of the effective date of the collaboration. Tax withholding of $7.0 million in connection with the upfront payments will be recognized as income tax expense in the third quarter of 2009.

Sanofi-aventis may, upon certain prior notice to us, terminate the license as to products containing XL147 or XL765. In the event of such termination election, sanofi-aventis’ license relating to such product would terminate and revert to us, and we would receive, subject to certain terms, conditions and potential payment obligations, licenses from sanofi-aventis to research, develop and commercialize such products.

The collaboration will automatically terminate under certain circumstances upon the expiration of the research term, in which case all licenses granted by the parties to each other would terminate and revert to the respective party, subject to sanofi-aventis’ right to receive, under certain circumstances, the first opportunity to obtain a license from us to any isoform-selective PI3K inhibitor. In addition, sanofi-aventis may, upon certain prior written notice to us, terminate the collaboration in whole or as to certain products following expiration of the research term, in which case we would receive, subject to certain terms, conditions and potential payment obligations by us, licenses from sanofi-aventis to research, develop and commercialize such products.

Symphony Evolution, Inc.

In 2005, we licensed three of our compounds, XL647, XL784 and XL999, to Symphony Evolution, Inc., or SEI, in return for an $80.0 million investment for the clinical development of these compounds. As part of the agreement, we received an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire XL647, XL784 and XL999 at our sole discretion. The purchase option expired on June 9, 2009. As a result of the expiration of the purchase option, we issued a warrant to Symphony Evolution Holdings LLC, or Holdings, to purchase 500,000 shares of our common stock at a price of $6.05 per share, which is equal to 125% of the average closing price of our common stock on the Nasdaq Global Select Market over a continuous period of 60 trading days immediately preceding the second trading day prior to the business day immediately following the date the purchase option expired, with a five-year term. Upon the expiration of the purchase option, we deconsolidated SEI and derecognized their assets, liabilities and noncontrolling interest from our financial statements. We recognized as a $9.8 million loss upon deconsolidation.

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

Liquidity

As of June 30, 2009, we had $213.1 million in cash and cash equivalents and short-term and long-term marketable securities, which included restricted cash and investments of $4.7 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, funds available under the Facility Agreement among us, Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited (collectively, the “Deerfield Entities”), and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. Our goal is to be able to operate independently of the capital markets for a substantial period of time. However, our future capital requirements will be substantial and depend on many factors, including the following:

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

2008 Cancer Collaboration with Bristol-Myers Squibb

We expect to particularly focus our later stage development efforts on XL184, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. In December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for XL184 and XL281. Upon effectiveness of the agreement in December 2008, Bristol-Myers Squibb made an upfront cash payment of $195.0 million for the development and commercialization rights to both programs. The agreement required Bristol-Myers Squibb to make additional license payments to us of $45.0 million, of which $20.0 million was received in the first quarter of 2009 and $25.0 million was received in the second quarter of 2009.

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

The upfront payment of $195.0 million we received upon effectiveness of the collaboration agreement and the license payments of $20.0 million and $25.0 million we received in the first quarter and second quarter of 2009, respectively, will be amortized over the estimated development term of five years, and recorded as license revenue, from the effective date of the agreement in December 2008. Any milestone payments that we may receive under the agreement will be amortized over the same period but recorded as contract revenue. We will record as operating expense 100% of the cost incurred for work performed by Exelixis on the two programs. During the term of the collaboration, so long as we have not opted out of the co-development of XL184, there may be periods during which Bristol-Myers Squibb will partially reimburse us for certain research and development expenses, and other periods during which we will owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. To the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Net amounts due from or payable to Bristol-Myers Squibb will be determined and reflected on an annual basis. For the year ending December 31, 2009, we expect to incur a net payable to Bristol-Myers Squibb. However, for the six months ended June 30, 2009, we recorded a net receivable, which has resulted in a net reduction in operating expenses year-to-date. Generally, the direction of cash flows will depend on the level of development activity by either party, which may change during the development term. Our capital requirements will be impacted by the level of our expenses for the development activity conducted by us and the degree to which we will be required to make payments to, or we will receive payments from, Bristol-Myers Squibb. If we opt out of the co-development of XL184, we would have no further unreimbursed cost obligations.

GlaxoSmithKline Loan Repayment Obligations

In October 2002, we entered into a collaboration with GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest under the loan becomes due in three annual installments, beginning on October 27, 2009. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions, or cash. As of June 30, 2009, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $103.9 million. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and in the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding, including from funds available under the Facility Agreement with the Deerfield Entities, to satisfy our repayment obligations, including the payment that is due on October 27, 2009. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock.

Deerfield Facility

In June 2008, we entered into the Facility Agreement with the Deerfield Entities pursuant to which the Deerfield Entities agreed to loan to us up to $150.0 million, subject to certain conditions. We may draw down on the facility in $15.0 million increments at any time until December 2009. The outstanding principal and interest under the loan, if any, is due by June 4, 2013, and, at our option, can be repaid at any time with shares of our common stock, subject to certain restrictions, or in cash. Interest under the loan does not accrue until we draw down on the facility, at which time interest will begin to accrue at a rate of 6.75% per annum compounded annually on the outstanding principal amount of the facility. The Deerfield Entities also have limited rights to accelerate repayment of the loan upon certain changes of control of Exelixis or an event of default. Pursuant to the Facility Agreement, we paid the Deerfield Entities a one time transaction fee of $3.8 million, or 2.5% of the loan facility, and we are obligated to pay an annual commitment fee of $3.4 million, or 2.25% of the loan facility, payable quarterly. We also issued warrants to the Deerfield Entities to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $7.40 per share. If we draw down under the Facility Agreement, we would be required to issue to the Deerfield Entities additional warrants to purchase shares of our common stock. If we draw down under the Facility Agreement, there is no assurance that the conditions to our ability to repay the loan in shares of our common stock would be satisfied at the time that any outstanding principal and interest under the loan is due, in which case we would be obligated to repay the loan in cash, or that events permitting acceleration of the loan will not occur, in which event we would be required to repay any outstanding principal and interest sooner than anticipated. As of June 30, 2009, we had not drawn funds under the Facility Agreement.

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

Goodwill Impairment

As of June 30, 2009, our consolidated balance sheet included $63.7 million of goodwill. Under GAAP, we evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The impairment tests for goodwill are performed at the reporting unit level and require us to perform a two-step impairment test. Our reporting units have been determined to be consistent with our operating segments. In the first step, we compare the fair value of our reporting units to their respective carrying values. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its fair value, then we record an impairment loss equal to the difference.

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

Stock Option Valuation

We account for stock options under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” Under this standard, our estimate of compensation expense requires us to determine the appropriate fair value model and a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures and related tax effects. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, companies are required to estimate the expected term of the option for input to an option-pricing model. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to value stock based awards granted in future periods. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. As of June 30, 2009, $28.7 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.34 years. See Note 3 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Fiscal Year Convention

We have adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st of each year. Fiscal year 2008, a 53-week year, ended on January 2, 2009, and fiscal year 2009, a 52-week year, will end on January 1, 2010. For convenience, references in these Condensed Consolidated Financial Statements and Notes as of and for the fiscal year ended January 2, 2009 are indicated on a calendar year basis, ended December 31, 2008 and as of and for the fiscal quarters ended June 27, 2008 and July 3, 2009 are indicated as ended June 30, 2008 and 2009, respectively.

Results of Operations

Revenues

Total revenues by category, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Contract revenue:
Research and development funding	$1.6	$7.3	$3.6	$15.2
Milestones	4.7	9.4	9.4	20.2
License revenue, amortization of upfront payments, including amortization of premiums for equity purchases	21.1	13.7	39.7	23.0

Total revenues	$27.4	$30.4	$52.7	$58.4

Dollar decrease	$3.0		$5.7
Percentage decrease	9.9%		9.7%

The decreases in research and development funding for the three and six-months ended June 30, 2009, as compared to the comparable periods for the prior year, were driven primarily by the end of our collaboration agreement with GlaxoSmithKline resulting in decreases of $4.4 million and $8.3 million, respectively. Additional decreases relate to the end of certain of our collaboration agreements with Genentech and Bristol-Myers Squibb.

The decrease in milestone revenues for the three months ended June 30, 2009, as compared to the comparable period for the prior year, was primarily due to the conclusion of our collaboration agreement with GlaxoSmithKline in October 2008 resulting in a decrease of $5.7 million. This decrease was partially offset by an increase of $1.3 million in revenue recognition relating to our 2008 collaboration agreement with Bristol-Myers Squibb for XL139 and XL413.

The decrease in milestone revenues for the six months ended June 30, 2009, as compared to the comparable period for the prior year, was primarily due to the conclusion of our collaboration agreement with GlaxoSmithKline in October 2008 resulting in a decrease of $7.0 million. In addition, there was a combined decrease of $3.2 million associated with additional revenue recognized in 2008 from the opt-in for XL413 in early 2008 under our 2007 cancer collaboration with Bristol-Myers Squibb as well as our MEK collaboration with Genentech that did not exist in 2009. There was also a deceleration of revenue recognition under our Bristol-Myers Squibb LXR collaboration as a result of extending the collaboration term for an additional year, which resulted in a decrease of $0.7 million year-to-date.

The increase in the amortization of upfront payments for the three months ended June 30, 2009, as compared to the comparable period for the prior year, was primarily due to $12.0 million in revenues associated with the $240 million license fee payments under our 2008 cancer collaboration with Bristol-Myers Squibb relating to XL184 and XL281 in addition to $2.5 million in revenues associated with our 2009 collaboration with Boehringer Ingelheim. This increase was partially offset by a decrease of $5.5 million relating to the end of our collaboration with GlaxoSmithKline and $1.2 million due to the deceleration of revenue recognition under our Bristol-Myers Squibb LXR collaboration as a result of extending the collaboration term.

The increase in the amortization of upfront payments for the six months ended June 30, 2009, as compared to the comparable period for the prior year, was primarily due to $24.0 million in revenues associated with the $240 million of license fee payments under our 2008 cancer collaboration with Bristol-Myers Squibb relating to XL184 and XL281 and $2.5 million in revenues associated with our 2009 collaboration with Boehringer Ingelheim. This increase was partially offset by $6.7 million relating to the end of our collaboration with GlaxoSmithKline and $2.4 million due to the deceleration of revenue recognition under our Bristol-Myers Squibb LXR collaboration as a result of extending the collaboration term. In addition, there was a decrease of $1.0 million due to the conclusion of our 2005 cancer collaboration agreement with Genentech.

Research and Development Expenses

Total research and development expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development expenses	$55.0	$68.9	$110.4	$134.8
Dollar decrease	$13.9		$24.4
Percentage decrease	20.1%		18.1%

Research and development expenses consist primarily of personnel expenses, clinical trials, consulting, laboratory supplies and facilities costs.

The decrease for the three months ended June 30, 2009, as compared to the comparable period in 2008, resulted primarily from the following:

•

Clinical Trials—Clinical trial expenses, which include services performed by third-party contract research organizations and other vendors, decreased by $10.0 million, or 44%, primarily due to the wind down of activities associated with XL647, XL820 and XL844 clinical trials, the transfer of XL518 to Genentech in March 2009, non-clinical toxicology studies conducted in 2008 on XL019, and a reduction in the number of active patients for two phase 1 studies for XL228. These decreases were partially offset by an increase in phase 3 clinical trial activity for XL184.

•

Personnel—Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, decreased by $2.2 million, or 11%, primarily due to a reduction in headcount related to our restructuring in November 2008.

•	Lab Supplies—Lab supplies decreased by $1.5 million, or 29%, primarily due to the decrease in headcount.

The decrease for the six months ended June 30, 2009, as compared to the comparable period in 2008, resulted primarily from the following:

•

Clinical Trials—Clinical trial expenses, which include services performed by third-party contract research organizations and other vendors, decreased by $16.3 million, or 38%, primarily due to the wind down of activities associated with XL647, XL820, XL784 and XL844 clinical trials, the transfer of XL880 to GlaxoSmithKline in 2008, the transfer of XL518 to Genentech in March 2009, and non-clinical toxicology studies conducted in 2008 on XL019. These decreases were partially offset by an increase in phase 3 clinical trial activity for XL184, increased phase 1 clinical trial activity for XL281 and increased phase 1 activity related to XL139.

•

Personnel—Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, decreased by $4.4 million, or 11%, primarily due to a reduction in headcount related to our restructuring in November 2008.

•	Lab Supplies—Lab supplies decreased by $2.1 million, or 22%, primarily due to the decrease in headcount.

•

Cost Reimbursement— As a result of our contract research agreement with Agrigenetics, we received an increase in research and development funding of $0.7 million in 2009 that was recognized as a reduction to research and development expense.

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

The expenditures summarized in the following table reflect total research and development expenses by category, including allocations for general and administrative expense (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Drug discovery	$21.3	$26.2	$44.7	$52.7
Development	27.3	38.7	54.8	74.2
Other	6.4	4.0	10.9	7.9

Total research and development expense	$55.0	$68.9	$110.4	$134.8

For the three months ended June 30, 2009, the programs representing the greatest portion of our research and development expenses (in approximate order of magnitude), based on estimates of the allocation of our research and development efforts and expenses among specific programs, were XL184, XL147, XL765 and XL888. The expenses for these programs are included in the development category of our research and development expenses.

For the six months ended June 30, 2009, the programs representing the greatest portion of our research and development expenses (in approximate order of magnitude), based on estimates of the allocation of our research and development efforts and expenses among specific programs, were XL184, XL147, XL765, XL228 and XL281. The expenses for these programs are included in the development category of our research and development expenses.

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

General and Administrative Expenses

Total general and administrative expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
General and administrative expenses	$8.7	$10.2	$17.3	$18.9
Dollar decrease	$1.5		$1.6
Percentage decrease	14.6%		8.7%

General and administrative expenses consist primarily of personnel expenses, employee stock-based compensation expense, facility costs and consulting and professional expenses, such as legal and accounting fees. The decrease in expenses for the three- and six-month periods ended June 30, 2009, as compared to the comparable period in 2008, was primarily due to a reduction in headcount related to our restructuring in November 2008 and other cost saving measures, partially offset by an increase in facilities costs.

Collaboration Cost-Sharing Expenses

Total collaboration cost-sharing expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Collaboration cost-sharing expenses	$1.6	$—	$(0.2)	$—
Dollar change	$1.6		$(0.2)
Percentage change	100%		100%

Total collaboration cost-sharing expenses consist of research and development expenses and reimbursements related to our 2008 cancer collaboration agreement with Bristol Myers-Squibb for XL184 and XL281. To the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Net amounts due from or payable to Bristol-Myers Squibb will be determined and reflected on an annual basis. For the year ending December 31, 2009, we expect to incur a net expense. For the three-month period ended June 30, 2009, we have recorded a payable, which results in an increase in operating expenses of $1.6 million. For the six-month period ended June 30, 2009, we have recorded a receivable, which results in a net reduction in operating expense of $0.2 million.

Total Other Income (Expense), Net

Total other income (expense), net as compared to the prior year period, was as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total other (expense) income, net	$(9.8)	$0.2	$(11.3)	$1.8
Dollar change	$(10.0)		$(13.1)
Percentage decrease	Not meaningful		Not meaningful

The change in total other (expense) income, net for the three-month and six-month periods ended June 30, 2009, as compared to the comparable period in 2008, resulted primarily from the recording of a $9.8 million loss upon deconsolidation of SEI as a result of the expiration of our purchase option for SEI in June 2009. This increase in expense was partially offset by a $1.8 million adjustment to the gain on the sale of our plant trait business originally recorded in 2007.

Income Tax Benefit

The income tax benefit of $0.8 million is a result of refunds expected from the Housing and Economic Recovery Act of 2008. Under this Act, corporations otherwise eligible to claim first year bonus depreciation for assets placed in service between April 1, 2008 and December 31, 2008 may elect to claim a refund of previously generated tax credits in lieu of claiming the bonus depreciation.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the six months ended June 30, 2009 and 2008, respectively (dollar amounts presented in thousands):

	Six Months Ended June 30,
	2009	2008
Consolidated net loss	$(85,278)	$(93,637)
Adjustments to reconcile net loss to net cash used in operating activities	26,235	18,446
Changes in operating assets and liabilities	4,496	(31,996)

Net cash used in operating activities	(54,547)	(107,187)
Net cash (used in) provided by investing activities	(34,780)	37,991
Net cash (used in) provided by financing activities	(5,459)	8,786

Net decrease in cash and cash equivalents	(94,786)	(60,410)
Cash and cash equivalents, at beginning of period	247,698	135,457

Cash and cash equivalents, at end of period	$152,912	$75,047

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income. We have also financed certain of our research and development activities under our agreements with SEI. As of June 30, 2009, we had $213.1 million in cash and cash equivalents and short-term and long-term marketable securities, which includes restricted cash and investments of $4.7 million. In addition, as of June 30, 2009, approximately $26.3 million of cash and cash equivalents and marketable securities served as collateral for bank lines of credit.

Operating Activities

Our operating activities used cash of $54.5 million for the six months ended June 30, 2009, compared to cash used of $107.2 million for the comparable period in 2008. Cash used by operating activities for the 2009 period related primarily to our net loss attributable to Exelixis, Inc. of $85.3 million, and increases in receivables, prepaid expenses and other assets, a $1.8 million adjustment to the gain on the 2007 sale of our plant trait business, and decreases in accounts payable and other accrued expenses. These increases in cash used were partially offset by non-cash charges totaling $27.8 million relating to stock-based compensation, the loss on our deconsolidation of SEI and depreciation and amortization, as well as an increase in deferred revenue of $10.8 million. Cash used by operating activities for the 2008 period related primarily to our net loss of $93.6 million, losses attributed to noncontrolling interest and to a decrease in deferred revenues, which was partially due to the acceleration of revenue recognition under our GlaxoSmithKline collaboration. These uses of cash by operating activities were partially offset by non-cash charges of stock-based compensation expense and depreciation and amortization expense.

Cash used in our operating activities decreased by $52.6 million for the six months ended June 30, 2009 as compared to the comparable period in 2008. The decrease was primarily driven by an increase in deferred revenue, the loss on our deconsolidation of SEI, and a decrease in our net loss attributable to Exelixis, Inc. partially offset by a decrease in accounts payable and accrued expenses, trade receivables and the adjustment to the gain on the 2007 sale of our plant trait business of $1.8 million. The increase in deferred revenue of $40.2 million relates principally to an increase in cash received in December 2008 and the first half of 2009 relating to our collaborations with Bristol-Myers Squibb and Boehringer Ingelheim, partially offset by the ratable recognition of deferred revenues over the period of continuing involvement from our various collaborations. Decreases in accounts payable and other accrued expense and our net loss attributable to Exelixis, Inc. relate primarily to a decrease in research and development expenses.

Investing Activities

Our investing activities used cash of $34.8 million for the six months ended June 30, 2009, compared to cash provided of $38.0 million for the comparable period in 2008. Cash used by investing activities for the 2009 period was primarily driven by purchases of marketable securities of $43.0 million, purchases of property and equipment of $0.8 million, and a decrease in restricted cash and investments of $0.7 million. This cash outflow was partially offset by proceeds of $5.4 million from the maturity of marketable securities and proceeds of $4.5 million on the sale of investments held by SEI. The purchases of marketable securities were related to payments received from our collaborations with Bristol-Myers Squibb and Boehringer Ingelheim. The proceeds provided by maturities of our marketable securities and the sale of investments held by SEI were used to fund our operations. We expect to continue to make moderate investments in property and equipment to support our operations.

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

Financing Activities

Our financing activities used cash of $5.5 million for the six months ended June 30, 2009, compared to cash provided of $8.8 million for the comparable period in 2008. Cash used by our financing activities for the 2009 period was due to principal payments on notes payable and bank obligations of $7.6 million partially offset by the issuance of stock under the employee stock purchase plan. Cash provided by our financing activities for the 2008 period was primarily due to proceeds of $13.6 million from our notes payable and bank obligations and $2.4 million from the exercise of stock options and the issuance of stock under the employee stock purchase plan. These increases were partially offset by principal payments on notes payable and bank obligations of $7.3 million.

We finance property and equipment purchases through equipment financing facilities, such as notes and bank obligations. Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes. Over the next several years, we are required to make certain payments on notes, bank obligations and our loan from GlaxoSmithKline. In June 2008, we entered into the Facility Agreement with Deerfield Entities for which the Deerfield Entities agreed to loan us up to $150.0 million, subject to certain conditions. We may draw down on the facility in $15.0 million increments at any time until December 2009. The outstanding principal and interest under the loan, if any, is due by June 4, 2013, and, at our option, can be repaid at any time with shares of our common stock, subject to certain restrictions, or in cash. As of June 30, 2009, we had not drawn funds under the Facility Agreement.

Cash Requirements

We have incurred net losses since inception, including a net loss attributable to Exelixis, Inc. of $44.8 million for the three months ended June 30, 2009 and $80.9 million for the six months ended June 30, 2009, and we expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. As of June 30, 2009, we had $213.1 million in cash and cash equivalents and short-term and long-term marketable securities, which included restricted cash and investments of $4.7 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, funds available under the Facility Agreement with the Deerfield Entities, and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. Our goal is to be able to operate independently of the capital markets for a substantial period of time. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

repayment of our loan from GlaxoSmithKline – In October 2002, we entered into a collaboration with GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest under the loan becomes due in three annual installments, beginning on October 27, 2009. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions, or cash. As of June 30, 2009, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $103.9 million. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and in the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding, including from funds available under the Facility Agreement with the Deerfield Entities, to satisfy our repayment obligations, including the payment that is due on October 27, 2009. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock.

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

We will have to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, our loan and security agreement with GlaxoSmithKline contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue, but includes amounts available for borrowing under the Facility Agreement with the Deerfield Entities) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of June 30, 2009, our “working capital” was $270.5 million (including $150.0 million available for borrowing under the Facility Agreement) and our “cash and investments” were $208.3 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $103.9 million at June 30, 2009. Principal and accrued interest under the loan becomes due in three annual installments beginning on October 27, 2009. In addition, if our cash and cash equivalents and marketable securities on the last day of any calendar quarter are less than $75.0 million, then we would be in default under the Facility Agreement with the Deerfield Entities, and the Deerfield Entities would have the right, among other remedies, to cancel our right to request disbursements and declare immediately due and payable any amounts accrued or payable under the Facility Agreement. If our “cash reserves” fall below $80.0 million and we are unable to increase such cash reserves to $80.0 million or more within 90 days, our co-development and co-promotion rights with respect to XL184 under our 2008 collaboration agreement with Bristol-Myers Squibb may be terminated. “Cash reserves” for purposes of our 2008 collaboration agreement with Bristol-Myers Squibb includes our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under the Facility Agreement with the Deerfield Entities, as the same may be amended from time to time, and any other similar financing arrangements. If we cannot raise additional capital in order to remain in compliance with our financial covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at June 30, 2009 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 10, 2009. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $0.5 million and $1.3 million, respectively.

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

As of June 30, 2009, we had $213.1 million in cash and cash equivalents and short-term and long-term marketable securities, which included restricted cash and investments of $4.7 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities, funds available under the Facility Agreement with the Deerfield Entities, and other funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. Our goal is to be able to operate independently of the capital markets for a substantial period of time. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

repayment of our loan from GlaxoSmithKline – In October 2002, we entered into a collaboration with GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. Principal and accrued interest under the loan becomes due in three annual installments, beginning on October 27, 2009. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions, or cash. As of June 30, 2009, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $103.9 million. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and in the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding, including from funds available under the Facility Agreement with the Deerfield Entities, to satisfy our repayment obligations, including the payment that is due on October 27, 2009. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock.

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

•

the progress and scope of our collaborative and independent clinical trials and other research and development projects, including with respect to XL184, our most advanced asset. We expect to particularly focus our later stage development efforts on XL184, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. As described under “ – Certain Factors Important to Understanding Our Financial Condition and Results of Operations -2008 Cancer Collaboration with Bristol-Myers Squibb,” in December 2008, we entered into a worldwide co-development collaboration with Bristol-Myers Squibb for the development and commercialization of XL184. The companies will share worldwide (except for Japan) development costs for XL184. We are responsible for 35% of such costs and Bristol-Myers Squibb is responsible for 65% of such costs, except that we are responsible to fund the initial $100 million of combined costs and have the option to defer payments for development costs above certain thresholds. In return, we will share 50% of the commercial profits and losses (including pre-launch commercialization expenses) in the United States and have the option to co-promote XL184 in the United States. We have the right to defer payment for certain early commercialization and other related costs above certain thresholds. During the term of the collaboration, so long as we have not opted out of the co-development of XL184, there may be periods during which Bristol-Myers Squibb will partially reimburse us for certain research and development expenses, and other periods during which we will owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. On an annual basis, to the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In annual periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Generally, the direction of cash flows will depend on the level of development activity by either party, which may change during the development term. Our capital requirements will be impacted by the level of our expenses for the development activity conducted by us and the degree to which we will be required to make payments to, or we will receive payments from, Bristol-Myers Squibb. If we opt out of the co-development of XL184, we would have no further unreimbursed cost obligations;

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

We will have to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, our loan and security agreement with GlaxoSmithKline contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue, but includes amounts available for borrowing under the Facility Agreement with the Deerfield Entities) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of June 30, 2009, our “working capital” was $270.5 million (including $150.0 million available for borrowing under the Facility Agreement) and our “cash and investments” were $208.3 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $103.9 million at June 30, 2009. Principal and accrued interest under the loan becomes due in three annual installments beginning on October 27, 2009. In addition, if our cash and cash equivalents and marketable securities on the last day of any calendar quarter are less than $75.0 million, then we would be in default under the Facility Agreement with the Deerfield Entities, and the Deerfield Entities would have the right, among other remedies, to cancel our right to request disbursements and declare immediately due and payable any amounts accrued or payable under the Facility Agreement. If our “cash reserves” fall below $80.0 million and we are unable to increase such cash reserves to $80.0 million or more within 90 days, our co-development and co-promotion rights with respect to XL184 under our 2008 collaboration agreement with Bristol-Myers Squibb may be terminated. “Cash reserves” for purposes of our 2008 collaboration agreement with Bristol-Myers Squibb includes our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under the Facility Agreement with the Deerfield Entities, as the same may be amended from time to time, and any other similar financing arrangements. If we cannot raise additional capital in order to remain in compliance with our financial covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*

We have incurred net losses since inception, including a net loss attributable to Exelixis, Inc. of $44.8 million for the three months ended June 30, 2009 and $80.9 million for the six months ended June 30, 2009. As of that date, we had an accumulated deficit of $1,035 million. We expect our losses in 2009 to increase as compared to 2008 and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our pharmaceutical product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. Except for revenues associated with the transgenic mouse business of our former German subsidiary, Artemis Pharmaceuticals, GmbH, or Artemis, our only revenues to date are license revenues and revenues under contracts with our partners. In November 2007, we sold 80.1% of our ownership interest in Artemis. The amount of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our technologies and undertake product development. We currently have numerous product candidates in various stages of clinical development and we anticipate filing additional IND applications for additional product candidates within the next 12 months. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

We are exposed to risks related to foreign currency exchange rates.*

Most of our foreign expenses incurred are associated with establishing and conducting clinical trials for XL184 and various other compounds in our pipeline at sites outside of the United States. The amount of expenses incurred will be impacted by fluctuations in the currencies of those countries in which we conduct clinical trials. Our agreements with the foreign sites that conduct such clinical trials generally provide that payments for the services provided will be calculated in the currency of that country, and converted into U.S. dollars using various exchange rates based upon when services are rendered or the timing of invoices. When the U.S. dollar weakens against foreign currencies, the U.S. dollar value of the foreign-currency denominated expense increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated expense decreases. Consequently, changes in exchange rates may affect our results of operations. We currently do not hedge against our foreign currency risks.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents or short-term investments and our ability to meet our financing objectives.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments, or long-term investments since June 30, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.

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

If any of these agreements is not renewed or is terminated early, whether unilaterally or by mutual agreement, or if we are unable to enter into new collaboration agreements on commercially acceptable terms, our revenues and product development efforts could suffer. Our agreements with Bristol-Myers Squibb, sanofi-aventis, Genentech, Boehringer Ingelheim, Daiichi-Sanko and Wyeth contain early termination provisions. In addition, from time to time we review and assess certain aspects of our collaborations, partnerships and agreements and may amend or terminate, either by mutual agreement or pursuant to any applicable early termination provisions, such collaborations, partnerships or agreements if we deem them to be no longer in our economic or strategic interests. We may not be able to enter into new collaboration agreements on similar or superior financial terms to offset the loss of revenue from the termination or expiration of any of our existing arrangements, and the timing of new collaboration agreements may have a material adverse effect on our ability to continue to successfully meet our objectives.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In 2005, we licensed three of our compounds, XL647, XL784 and XL999, to SEI, in return for an $80.0 million investment for the clinical development of these compounds. As part of the agreement, we received an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire XL647, XL784 and XL999 at our sole discretion. The purchase option expired on June 9, 2009. As a result of the expiration of the purchase option, we issued a warrant to Holdings to purchase 500,000 shares of our common stock at a price of $6.05 per share, which is equal to 125% of the average closing price of our common stock on the Nasdaq Global Select Market over a continuous period of 60 trading days immediately preceding the second trading day prior to the business day immediately following the date the purchase option expired, with a five-year term.

The warrant was issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder, as a transaction not involving a public offering.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2009 annual meeting of stockholders held on May 13, 2009, the stockholders were asked to vote upon:

1.	The election of three Class I directors for a three-year term until the 2012 annual meeting of stockholders. The nominees for election to these positions were Charles Cohen, Ph.D., George Poste, D.V.M., Ph.D. and Jack Wyszomierski;

2.	The ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending January 1, 2010;

3.	The amendment of the Exelixis, Inc. 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”) to increase the number of shares of common stock reserved for issuance under the 2000 Purchase Plan by 5,000,000 shares;

4.	The amendment and restatement of the Exelixis, Inc. 2000 Equity Incentive Plan (the “2000 Equity Plan”); and

5.	A proposed exchange of certain outstanding options for a reduced number of replacement stock options to be granted under the 2000 Equity Plan with an exercise price equal to the fair market value of Exelixis, Inc. common stock at the time of the exchange.

The results of the matters presented at the annual meeting, based on the presence in person or by proxy of holders of record of 93,778,031 shares of the 106,383,931 shares of our common stock entitled to vote, were as follows:

1.	The election of each of Drs. Cohen and Poste and Mr. Wyszomierski as directors of the Company until the 2012 annual meeting of stockholders, and until his successor is elected and qualified, or until his earlier death, resignation or removal, was approved as follows:

	VOTES FOR	WITHHELD
Charles Cohen, Ph.D.	92,047,644	1,730,387
George Poste, D.V.M., Ph.D.	92,968,031	810,000
Jack L. Wyszomierski	92,037,901	1,740,130

Our Class II directors, Alan M. Garber, M.D., Ph.D., Vincent T. Marchesi, M.D., Ph.D. and Carl B. Feldbaum, Esq., will each continue to serve on the Board of Directors until the 2010 annual meeting of stockholders and until his successor is elected and qualified, or until his earlier death, resignation or removal. Our Class III directors, Stelios Papadopoulos, Ph.D., George A. Scangos, Ph.D., Frank McCormick, Ph.D. and Lance Willsey, M.D., will each continue to serve on the Board of Directors until the 2011 annual meeting of stockholders and until his successor is elected and qualified, or until his earlier death, resignation or removal.

2.	The ratification of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending January 1, 2010 was approved as follows:

For	Against	Abstain	Broker Non-Vote
93,188,429	342,302	247,300	0

3.	The amendment of the Exelixis, Inc. 2000 Purchase Plan to increase the number of shares of common stock reserved for issuance under the 2000 Purchase Plan by 5,000,000 shares was approved as follows:

For	Against	Abstain	Broker Non-Vote
56,832,505	16,872,728	89,073	19,983,725

4.	The amendment and restatement of the Exelixis, Inc. 2000 Equity Plan was rejected as follows:

For	Against	Abstain	Broker Non-Vote
27,725,573	45,962,815	97,536	19,992,107

5.	A proposed exchange of certain outstanding options for a reduced number of replacement stock options to be granted under the 2000 Equity Plan with an exercise price equal to the fair market value of Exelixis, Inc. common stock at the time of the exchange was approved as follows:

For	Against	Abstain	Broker Non-Vote
56,511,399	14,181,270	3,093,255	19,992,107

ITEM 6.	EXHIBITS

(a) Exhibits

The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2009	EXELIXIS, INC.

/s/ Frank Karbe
Frank Karbe
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc. (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc. (2)

3.3	Amended and Restated Bylaws of Exelixis, Inc. (3)

4.1	Specimen Common Stock Certificate. (4)

4.2	Form of Warrant, dated June 9, 2005, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC. (5)

4.3	Form of Warrant, dated June 13, 2006, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC. (6)

4.4	Form of Warrant, dated June 10, 2009, to purchase 500,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.

4.5	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC. (5)

4.6	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued or issuable to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited (7)

4.7	Fourth Amended and Restated Registration Rights Agreement, dated February 26, 1999, among Exelixis, Inc. and certain Stockholders of Exelixis, Inc. (4)

4.8	Registration Rights Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC. (5)

4.9	Registration Rights Agreement between Exelixis, Inc. and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited dated June 4, 2008 (7)

10.1*	License Agreement, dated May 27, 2009, between Exelixis, Inc. and sanofi-aventis.

10.2*	Collaboration Agreement, dated May 27, 2009, between Exelixis, Inc. and sanofi-aventis.

10.3	Letter, dated May 27, 2009, relating to regulatory filings for the Collaboration Agreement, May 27, 2009, between Exelixis, Inc. and sanofi-aventis.

10.4*	Third Amendment, dated July 1, 2009, to the Contract Research Agreement, dated September 4, 2007, by and among Agrigenetics, Inc., Mycogen Corporation, Exelixis Plant Sciences, Inc. and Exelixis, Inc.

10.5*	Fourth Amendment, dated July 1, 2009, to the Contract Research Agreement, dated September 4, 2007, by and among Agrigenetics, Inc., Mycogen Corporation, Exelixis Plant Sciences, Inc. and Exelixis, Inc.

10.6	2000 Employee Stock Purchase Plan (8)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment requested for certain portions of this exhibit.

**	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

(1)	Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-3 (File No. 333-152166), as filed with the Securities and Exchange Commission on April 24, 2009, as amended, and incorporated herein by reference.

(2)	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 5, 2004 and incorporated herein by reference.

(3)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 4, 2007 and incorporated herein by reference.

(4)	Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-1 (File No. 333-96335), as filed with the Securities and Exchange Commission on February 7, 2000, as amended, and incorporated herein by reference.

(5)	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005 and incorporated herein by reference.

(6)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2006 and incorporated herein by reference.

(7)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2008 and incorporated herein by reference.

(8)	Filed as an Appendix to Exelixis, Inc.’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 13, 2009 and incorporated herein by reference.