Form 10-Q
period 2009-10-02
EXELIXIS INC
filed 2009-10-29
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2009

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

As of October 23, 2009 there were 107,386,717 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2009

Part II. Other Information	28

Item 1A.	Risk Factors	28

Item 6.	Exhibits	41

SIGNATURES	42

EXHIBITS	43

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 10.4

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 99.1

Exhibit 99.2

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2009	December 31, 2008 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$170,570	$247,698
Marketable securities	115,737	—
Investments held by Symphony Evolution, Inc.	—	14,703
Other receivables	9,594	1,457
Prepaid expenses and other current assets	10,621	7,713

Total current assets	306,522	271,571
Restricted cash and investments	4,744	4,015
Long-term marketable securities	9,976	17,769
Property and equipment, net	28,481	36,247
Goodwill	63,684	63,684
Other assets	7,695	8,336

Total assets	$421,102	$401,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,048	$4,946
Accrued clinical trial liabilities	18,982	22,551
Other accrued liabilities	18,742	14,007
Accrued compensation and benefits	15,215	16,142
Current portion of notes payable and bank obligations	11,459	14,911
Current portion of convertible loans	28,050	28,050
Deferred revenue	118,499	88,936

Total current liabilities	214,995	189,543
Notes payable and bank obligations	9,976	17,769
Convertible loans	56,950	56,950
Other long-term liabilities	23,907	22,620
Deferred revenue	258,044	171,001

Total liabilities	563,872	457,883

Commitments
Stockholders’ deficit:
Exelixis, Inc. stockholders’ deficit:
Common stock	107	106
Additional paid-in-capital	917,916	897,423
Accumulated other comprehensive income	96	—
Accumulated deficit	(1,060,889)	(954,504)

Total Exelixis, Inc. stockholders’ deficit	(142,770)	(56,975)
Noncontrolling interest	—	714

Total stockholders’ deficit	(142,770)	(56,261)

Total liabilities and stockholders’ deficit	$421,102	$401,622

(1)	The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Contract	$24,608	$16,665	$37,615	$52,047
License	30,368	13,267	70,066	36,240

Total revenues	54,976	29,932	107,681	88,287

Operating expenses:
Research and development	60,186	65,670	170,567	200,512
General and administrative	8,643	8,867	25,910	27,786
Collaboration cost sharing	2,965	—	2,807	—

Total operating expenses	71,794	74,537	199,284	228,298

Loss from operations	(16,818)	(44,605)	(91,603)	(140,011)
Other income (expense):
Interest income and other, net	355	1,090	1,276	5,072
Interest expense	(2,122)	(2,171)	(6,356)	(4,386)
Gain on sale of business	—	4,500	1,800	4,500
Loss on deconsolidation of Symphony Evolution, Inc.	—	—	(9,826)	—

Total other income (expense), net	(1,767)	3,419	(13,106)	5,186

Consolidated loss before taxes	(18,585)	(41,186)	(104,709)	(134,825)
Tax provision	(6,860)	—	(6,014)	—

Consolidated net loss	(25,445)	(41,186)	(110,723)	(134,825)
Loss attributable to noncontrolling interest.	—	2,680	4,337	9,920

Net loss attributable to Exelixis, Inc.	$(25,445)	$(38,506)	$(106,386)	$(124,905)

Net loss per share, basic and diluted, attributable to Exelixis, Inc.	$(0.24)	$(0.36)	$(1.00)	$(1.19)

Shares used in computing basic and diluted loss per share amounts	107,336	105,548	106,853	105,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Consolidated net loss	$(110,723)	$(134,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,558	9,822
Stock-based compensation expense	17,512	17,081
Gain on sale of business	—	(4,500)
Loss on deconsolidation of Symphony Evolution, Inc.	9,826	—
Other	621	1,009
Changes in assets and liabilities:
Other receivables	(8,035)	(233)
Prepaid expenses and other current assets	(2,909)	(609)
Other assets	1,111	(3,191)
Accounts payable and other accrued expenses	1,305	5,790
Other long-term liabilities	1,287	2,414
Deferred revenue	116,606	(56,336)

Net cash provided by (used in) operating activities	36,159	(163,578)

Cash flows from investing activities:
Purchases of investments held by Symphony Evolution, Inc.	(49)	(601)
Proceeds on sale of investments held by Symphony Evolution, Inc.	4,497	13,063
Purchases of property and equipment	(1,592)	(13,925)
Proceeds on sale of business	1,800	9,000
Increase (decrease) in restricted cash and investments	(729)	2,384
Proceeds from maturities of marketable securities	5,998	51,172
Proceeds from sale of marketable securities	7,793	32,571
Purchases of marketable securities	(121,889)	(5,619)

Net cash (used in) provided by investing activities	(104,171)	88,045

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	4	299
Proceeds from employee stock purchase plan	2,150	2,142
Proceeds from note payable and bank obligations	—	13,619
Principal payments on notes payable and bank obligations	(11,245)	(11,754)
Repayments, net from deconsolidation of Symphony Evolution, Inc.	(25)	—

Net cash (used in) provided by financing activities	(9,116)	4,306

Net decreases in cash and cash equivalents	(77,128)	(71,227)
Cash and cash equivalents, at beginning of period	247,698	135,457

Cash and cash equivalents, at end of period	170,570	$64,230

Non-cash investing and financing activities:
Warrants issued in conjunction with Deerfield financing agreement	—	$3,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

Exelixis has adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st of each year. Fiscal year 2008, a 53-week year, ended on January 2, 2009, and fiscal year 2009, a 52-week year, will end on January 1, 2010. For convenience, references in these Condensed Consolidated Financial Statements and Notes as of and for the fiscal year ended January 2, 2009 are indicated on a calendar year basis ended December 31, 2008 and as of and for the fiscal quarters ended September 26, 2008 and October 2, 2009 are indicated as ended September 30, 2008 and 2009, respectively. We have evaluated subsequent events through October 29, 2009, the date on which the financial statements being presented were issued.

Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC on March 10, 2009.

Basis of Consolidation

The consolidated financial statements include the accounts of Exelixis and our wholly owned subsidiaries as well as one variable interest entity, Symphony Evolution, Inc. (“SEI”), for which we were the primary beneficiary. As of June 9, 2009, our purchase option for SEI expired and as a result, we were no longer considered to be the primary beneficiary. (Refer to Note 6). All significant intercompany balances and transactions have been eliminated.

Cash and Investments

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We invest in high-grade, short-term commercial paper and money market funds, which are subject to minimal credit and market risk.

Investments held by SEI consisted of investments in money market funds. As of December 31, 2008, we had investments held by SEI of $14.7 million. As of September 30, 2009, following the deconsolidation of SEI, we no longer record any SEI investments.

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

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

The following summarizes available-for-sale securities included in cash and cash equivalents and restricted cash and investments as of September 30, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$168,600	$—	$—	$168,600
Commercial paper	34,991	1	(2)	34,990
Corporate bonds	28,868	89	(35)	28,922
U.S. Government agency securities	16,604	11	—	16,615
Government sponsored enterprises	55,745	38	(5)	55,778

Total	$304,808	$139	$(42)	$304,905

The following summarizes available-for-sale securities included in cash and cash equivalents and restricted cash and investments as of December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$270,147	$—	$—	$270,147

Total	$270,147	$—	$—	$270,147

The following summarizes available-for-sale securities included in cash and cash equivalents and restricted cash and investments as of September 30, 2009 by contractual maturity (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$286,475	$286,585
Mature in one to three years	18,333	18,320

Total	$304,808	$304,905

Fair Value Measurements

The fair value of our financial instruments reflects the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value hierarchy has the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following tables set forth the fair value of our financial assets for the periods ended September 30, 2009 and December 31, 2008, respectively (in thousands):

As of September 30, 2009:

	Level 1	Level 2	Level 3	Total
Cash equivalents and marketable securities	$168,600	$136,305	$—	$304,905

Total	$168,600	$136,305	$—	$304,905

As of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Cash equivalents and marketable securities	$270,147	$—	$—	$270,147
Investments held by Symphony Evolution, Inc.	14,703	—	—	14,703

Total	$284,850	$—	$—	$284,850

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

We have estimated the fair value of our long-term debt instruments using the net present value of the payments discounted at an interest rate that is consistent with our current borrowing rate for similar long-term debt. We have outstanding balances associated with our loan from GlaxoSmithKline and various equipment lines of credit. The estimated fair value of our outstanding debt was as follows (in thousands):

	September 30, 2009	December 31, 2008
GlaxoSmithKline loan	$76,824	$77,121
Equipment lines of credit	21,244	30,388

Total	$98,068	$107,509

At September 30, 2009 and December 31, 2008, we had debt outstanding of $106.4 million and $117.7 million, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments or a combination thereof. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

Collaboration Cost-Sharing

Collaborative agreement reimbursement revenue or collaboration cost sharing expenses are recorded as earned or owed based on the performance requirements by both parties under the respective contracts. Under our 2008 cancer collaboration with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), both parties are actively involved with compound development and certain research and development expenses are partially reimbursable to us on a net basis by compound. On an annual basis, amounts owed by Bristol-Myers Squibb to us, net of amounts reimbursable to Bristol-Myers Squibb by us on those projects, are recorded as collaboration revenue. Conversely, research and development expenses may include the net settlement of amounts we owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. In annual periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost-sharing expense.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“FASB ASC”) as the source of authoritative accounting principles recognized by the FASB. The FASB will issue new standards in the form of Accounting Standards Updates (“FASB ASUs”). FASB ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore was effective for us in the third quarter of fiscal year 2009. The issuance of FASB ASC does not change GAAP and therefore the adoption of FASB ASC only affects the specific references to GAAP literature in the notes to our consolidated financial statements.

In December 2007, the FASB issued FASB ASC 810, Consolidation, 10 Overall, paragraph 65-1 Transition (“FASB ASC Paragraph 810-10-65-1”). FASB ASC Paragraph 810-10-65-1 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributed to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FASB ASC Paragraph 810-10-65-1 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FASB ASC Paragraph 810-10-65-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and was adopted by us in the first quarter of fiscal year 2009. The adoption did not have a material impact on our consolidated results or operations or financial condition; however, it did modify the presentation of our financial results.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

NOTE 2. Comprehensive Loss

Comprehensive loss represents net loss plus the results of certain stockholders’ deficit changes, which are comprised of unrealized gains and losses on available-for-sale securities, not reflected in the consolidated statements of operations. Comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Consolidated net loss	$(25,445)	$(41,186)	$(110,723)	$(134,825)
Increase in unrealized gains (losses) on available-for-sale securities	76	(424)	96	(321)

Comprehensive loss	(25,369)	(41,610)	(110,627)	(135,146)
Comprehensive loss attributable to the noncontrolling interest	—	2,680	4,337	9,920

Comprehensive loss attributable to Exelixis	$(25,369)	$(38,930)	$(106,290)	$(125,226)

NOTE 3. Stock-Based Compensation

We recorded and allocated employee stock-based compensation expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development expense	$3,979	$3,773	$11,789	$10,985
General and administrative expense	1,951	1,990	5,689	6,021

Total employee stock-based compensation expense	$5,930	$5,763	$17,478	$17,006

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

	Stock Options		ESPP
	Three Months Ended September 30,		Three Months Ended September 30,
	2009 (1)	2008	2009	2008
Weighted average fair value of awards	$3.54	$3.48	$1.37	$2.42
Risk-free interest rate	2.5%	3.25%	0.30%	1.73%
Dividend yield	0%	0%	0%	0%
Volatility	67%	61%	61%	59%
Expected life	5.6 years	5.2 years	0.44 years	0.5 years

	Stock Options		ESPP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009 (1)	2008	2009	2008
Weighted average fair value of awards	$2.93	$4.53	$1.67	$2.83
Risk-free interest rate	2.3%	3.20%	0.18%	2.72%
Dividend yield	0%	0%	0%	0%
Volatility	67%	61%	65%	56%
Expected life	5.6 years	5.2 years	0.17 years	0.5 years

(1)	These exclude the assumptions used to estimate the fair value of the options granted under the stock option exchange program as discussed below.

On July 7, 2009, we commenced a stock option exchange program approved by our stockholders on May 14, 2009. The exchange program was open to all eligible employees who, at the start of the exchange program, were employed by us or one of our subsidiaries and remained employed through August 5, 2009, the date that the replacement stock options were granted. As a result of the exchange, 9.9 million options were cancelled, of which 7.3 million and 2.6 million were vested and unvested, respectively. Of the 7.2 million replacement options that were granted, 5.1 million were issued in exchange for vested options and will vest over a one year term, while 2.1 million options were issued in exchange for unvested options and will vest over three years, with a one year cliff. In association with these grants, we expect to recognize incremental compensation cost of approximately $0.8 million ratably over the vesting period, of which we have recognized approximately $0.1 million as of September 30, 2009.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

The fair value of replacement options issued under the option exchange were estimated using the following assumptions and weighted average fair values:

Weighted average fair value of awards	$2.82
Risk-free interest rate	2.1%
Dividend yield	0%
Volatility	67%
Expected life	3.7 years

A summary of all stock option activity for the nine-month period ended September 30, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	24,141,186	$9.67
Granted	9,088,759	$5.48
Exercised	(1,811)	$2.19
Cancelled	(11,686,952)	$10.43

Options outstanding at September 30, 2009	21,541,182	$7.49	6.37 years	$6,525,830

Exercisable at September 30, 2009	8,953,655	$9.67	5.13 years	$231,360

As of September 30, 2009, $26.0 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 1.93 years.

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

Under the license, sanofi-aventis received a worldwide exclusive license to XL147 and XL765, which are currently in phase 1 and phase 1b/2 clinical trials, respectively, and has sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities. We will participate in conducting ongoing and potential future clinical trials and manufacturing activities. Sanofi-aventis is responsible for funding all future development activities with respect to XL147 and XL765, including our activities. Under the discovery collaboration, the parties will combine efforts in establishing several preclinical PI3K programs and will jointly share responsibility for research and preclinical activities related to isoform-selective inhibitors of PI3K alpha and beta. Sanofi-aventis will provide guaranteed research and development funding to cover our expenses and is responsible for funding all development activities for each product following approval of the investigational new drug application filed with the United States Food and Drug Administration, or the foreign equivalent thereof, for such product. Sanofi-aventis will have sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities of any products arising from the collaboration; however, we may be requested to conduct certain clinical trials at sanofi-aventis’ expense. The research term under the collaboration is three years, although sanofi-aventis has the right to extend the term for an additional one-year period upon prior written notice.

In addition to the aggregate upfront cash payments for the license and collaboration agreements, we are also entitled to receive guaranteed research funding of $21.0 million over three years. For both the license and the collaboration, we will be eligible to receive development, regulatory and commercial milestones of over $1.0 billion in the aggregate, as well as royalties on sales of any products commercialized under the license or collaboration. The aggregate upfront payments of $140.0 million will be recognized over the estimated research and development term of four years, and recorded as license revenue, from the effective date of the agreements. Any milestone payments that we may receive under the agreements will be amortized over the remaining research and development term and recorded as contract revenue. We will record as operating expenses all costs incurred for work performed by us under the agreements. Reimbursements we receive from sanofi-aventis under the agreements will be recorded as contract revenue as earned, commencing as of the effective date, including reimbursements for costs incurred under the license from the date of signing. In addition, the guaranteed research funding that we expect to receive over the three year research term under the collaboration will be recorded as contract revenue commencing as of the effective date of the collaboration.

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

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

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

Under the terms of the agreement, Boehringer Ingelheim was required to pay us an upfront cash payment of $15.0 million for the development and commercialization rights to our S1P1R agonist program. We and Boehringer Ingelheim will share responsibility for discovery activities under the collaboration. The agreement provides that the parties will each conduct research under a mutually agreed upon research plan until such time that we submit a compound that has met agreed-upon criteria, or such later time as agreed upon by the parties. The parties shall each be responsible for their respective costs and expenses incurred in connection with performing research under the collaboration. Under the collaboration, Boehringer Ingelheim also has the right, at its own expense, to conduct additional research on S1P1R agonists outside of the scope of the research plan agreed to by the parties. The agreement further provides that Boehringer Ingelheim will receive an exclusive worldwide license to further develop, commercialize and manufacture compounds developed under the collaboration and will have sole responsibility for, and shall bear all costs and expenses associated with, all subsequent preclinical, clinical, regulatory, commercial and manufacturing activities. In return, we will potentially receive up to $339.0 million in further development, regulatory and commercial milestones and are eligible to receive royalties on worldwide sales of products commercialized under the collaboration. The upfront payment will be amortized over the estimated research term of approximately 11 months and recorded as license revenue from the effective date of the agreement.

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

Bristol-Myers Squibb

In December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for XL184 and XL281. Upon effectiveness of the agreement in December 2008, Bristol-Myers Squibb made an upfront cash payment of $195.0 million for the development and commercialization rights to both programs. The agreement required Bristol-Myers Squibb to make additional license payments to us of $45.0 million, of which $20.0 million was received on April 1, 2009 and $25.0 million was received on July 1, 2009.

We and Bristol-Myers Squibb have agreed to co-develop XL184, which may include a backup program for XL184. The companies will share worldwide (except for Japan) development costs for XL184. We are responsible for 35% of such costs and Bristol-Myers Squibb is responsible for 65% of such costs, except that we are responsible for funding the initial $100.0 million of combined costs and have the option to defer payments for development costs above certain thresholds. In return, we will share 50% of the commercial profits and losses (including pre-launch commercialization expenses) in the United States and have the option to co-promote XL184 in the United States. We have the right to defer payment for certain early commercialization and other related costs above certain thresholds. We are eligible to receive sales performance milestones of up to $150.0 million and double-digit royalties on sales on XL184 outside the United States. The clinical development of XL184 is directed by a joint committee. It is anticipated that we will conduct certain clinical development activities for XL184. We may opt out of the co-development for XL184, in which case we would instead be eligible to receive development and regulatory milestones of up to $295.0 million, double-digit royalties on XL184 product sales worldwide and sales performance milestones. Our co-development and co-promotion rights may be terminated in the event that we have “cash reserves” below $80.0 million and we are unable to increase such cash reserves to $80.0 million or more within 90 days, in which case we would receive development and regulatory milestones, sales milestones and double-digit royalties instead of sharing product profits on XL184 in the United States. For purposes of the agreement, “cash reserves” includes our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under the Facility Agreement dated June 4, 2008 among us, Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P.,

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

Deerfield Partners, L.P. and Deerfield International Limited, as the same may be amended from time to time (which will remain available until December 2009), and any other similar financing arrangements. Our co-promotion rights on XL184 in the United States, and possibly our right to share product profits on XL184, may be terminated in the event we undergo certain change of control transactions. Bristol-Myers Squibb may, upon certain prior notice to us, terminate the agreement as to products containing XL184 or XL281. In the event of such termination election, Bristol-Myers Squibb’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize such products.

Bristol-Myers Squibb received an exclusive worldwide license to develop and commercialize XL281. We will carry out certain clinical trials of XL281 which may include a backup program on XL281. Bristol-Myers Squibb is responsible for funding all future development of XL281, including our activities. We are eligible for development and regulatory milestones of up to $315.0 million, sales performance milestones of up to $150.0 million and double-digit royalties on worldwide sales of XL281.

The upfront payment of $195.0 million we received upon effectiveness of the collaboration agreement and the license payments of $20.0 million and $25.0 million we received on April 1, 2009 and on July 1, 2009, respectively, will be amortized over the estimated development term of five years, and recorded as license revenue, from the effective date of the agreement in December 2008. Any milestone payments that we may receive under the agreement will be amortized over the same period but recorded as contract revenue. We will record as operating expense 100% of the cost incurred for work performed by Exelixis on the two programs. During the term of the collaboration, so long as we have not opted out of the co-development of XL184, there may be periods during which Bristol-Myers Squibb will partially reimburse us for certain research and development expenses, and other periods during which we will owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. To the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Net amounts due from or payable to Bristol-Myers Squibb will be determined and reflected on an annual basis. For the year ending December 31, 2009, we expect to incur a net payable to Bristol-Myers Squibb, which has resulted in a net increase in operating expenses year-to-date. Generally, the direction of cash flows will depend on the level of development activity by either party, which may change during the development term. Our capital requirements will be impacted by the level of our expenses for the development activity conducted by us and the degree to which we will be required to make payments to, or we will receive payments from, Bristol-Myers Squibb. If we opt out of the co-development of XL184, we would have no further unreimbursed cost obligations with respect to that compound.

Amounts attributable to both programs under the 2008 Bristol-Myers Squibb collaboration agreement consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009 (2)	2008
Exelixis research and development expenses (1)	$15,218	$—	$34,987	$—
Net amount (owed to) due from collaboration partner	$(2,965)	$—	$(2,807)	$—

(1)	Total research and development expenses attributable to us include direct third party expenditures plus estimated internal personnel costs.
(2)	The net amount due from the collaborative partner is classified as a reduction in operating expenses for the nine-month period ended September 30, 2009.

NOTE 5: Restructuring Charge

In November 2008, we implemented a restructuring plan that resulted in a reduction in force of 78 employees, or approximately 10% of our workforce. All actions associated with the 2008 restructuring plan were completed in the first quarter of 2009, and we do not anticipate incurring any further costs under the 2008 restructuring plan.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

In connection with the 2008 restructuring plan, we recorded a charge of approximately $2.9 million during the year ended December 31, 2008. This charge consisted primarily of severance, health care benefits and legal and outplacement services fees. The current balance of the liability is included in “Other Accrued Expenses” on our Condensed Consolidated Balance Sheet as of September 30, 2009 and the components are summarized in the following table (in thousands):

	Employee Severance and Other Benefits	Legal and Other Fees	Total
Balance as of December 31, 2008	$1,688	$51	$1,739
Cash payments	(1,602)	(129)	(1,731)
Adjustments or non-cash credits	(86)	92	6

Balance as of September 30, 2009	$—	$14	$14

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

The expiration of the purchase option triggered a reconsideration event regarding our need to consolidate SEI, a variable interest entity. Upon the expiration of the purchase option, we no longer held a variable interest in the variable interest entity. Accordingly, we deconsolidated SEI and derecognized the SEI assets, liabilities and noncontrolling interest from our financial statements. In the second quarter, we recognized a loss of $9.8 million upon the deconsolidation of the variable interest entity.

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

NOTE 8. Income Taxes

As a result of our collaboration with sanofi-aventis, we were subject to $7.0 million withholding tax payable to the French taxing authorities. As a result of this withholding, we have recorded a tax provision for this amount which was paid upon the effective date of the collaboration. In addition, as a result of the Housing and Economic Recovery Act of 2008, we are eligible to claim a refund of previously generated tax credits and have recorded a total tax benefit of approximately $1.0 million.

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

The following table sets forth those compounds in preclinical and clinical development that we have out-licensed to third parties for further development and commercialization:

Compound	Partner	Principal Targets	Indication	Stage of Development
XL880	GlaxoSmithKline	MET, VEGFR2	Cancer	Phase 2
XL147	sanofi-aventis	PI3K	Cancer	Phase 1b/2
XL765	sanofi-aventis	PI3K, mTOR	Cancer	Phase 1b/2
XL281	Bristol-Myers Squibb	RAF	Cancer	Phase 1
XL652	Bristol-Myers Squibb	LXR	Metabolic and cardiovascular diseases	Phase 1
XL041	Bristol-Myers Squibb	LXR	Metabolic and cardiovascular diseases	Phase 1
XL550	Daiichi-Sankyo	MR	Metabolic and cardiovascular diseases	Preclinical
FXR	Wyeth	FXR	Metabolic and liver disorders	Preclinical

Our Strategy

Our business strategy is to leverage our biological expertise and integrated drug discovery capabilities to generate a pipeline of diverse development compounds with first-in-class or best-in-class potential that fulfill unmet medical needs in the treatment of cancer and potentially other serious diseases.

Our strategy is centered around three principal elements:

•

Focus development—While we have historically pursued an approach to drug discovery intended to generate a significant number of development candidates to fuel our pipeline, for the foreseeable future we intend to direct our discovery efforts more towards generating development candidates under existing and future discovery collaborations with third parties. Our objective is to fund a significant portion of our discovery costs by entering into such collaborations. We are also focusing our later stage clinical development efforts on a limited number of programs. We believe that the most attractive compounds to develop ourselves or to co-develop with a partner have a lower-cost, lower-risk route to the market, usually for a niche indication, with the possibility of substantially expanding the market into major indications. Our most advanced clinical asset, XL184, which we are co-developing with Bristol-Myers Squibb, represents such a compound. We are focusing our later stage development efforts on XL184, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound.

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

Recent Developments

Loan Payment to GlaxoSmithKline

In October 2002, we entered into a loan and security agreement in connection with our collaboration with GlaxoSmithKline to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. We borrowed an aggregate of $85.0 million pursuant to the loan agreement. On October 27, 2009, we paid $34.7 million in cash to GlaxoSmithKline as the first of three annual installments of principal and accrued interest due under the loan agreement. After giving effect to the payment, as of October 27, 2009, the aggregate principal and interest outstanding under the loan was $70.4 million.

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

Liquidity

As of September 30, 2009, we had $301.0 million in cash and cash equivalents and short-term and long-term marketable securities, which included restricted cash and investments of $4.7 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities and funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and depend on many factors, including the following:

•	whether we repay amounts outstanding under our loan and security agreement with GlaxoSmithKline (described below) in cash or shares of our common stock;

•

our expectation that we will not draw funds under the Facility Agreement among us, Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited (collectively, the “Deerfield Entities”);

•	our plans for the aggressive development of our broad clinical and preclinical pipelines;

•	our obligations under our collaboration agreements, including, in particular, our collaboration agreement with Bristol-Myers Squibb for XLl84; and

•	whether we generate funds from existing or new collaborations for the development of any of our compounds.

Our minimum liquidity needs are also determined by financial covenants in our loan and security agreement, as amended, with GlaxoSmithKline, the Facility Agreement with the Deerfield Entities and our collaboration agreement with Bristol-Myers Squibb for XL184, as well as other factors, which are described under “—Liquidity and Capital Resources—Cash Requirements”.

Our ability to raise additional funds may be severely impaired if any of our product candidates fails to show adequate safety or efficacy in clinical testing.

2008 Cancer Collaboration with Bristol-Myers Squibb

We are focusing our later stage development efforts on XL184, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. In December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for XL184 and XL281. Upon effectiveness of the agreement in December 2008, Bristol-Myers Squibb made an upfront cash payment of $195.0 million for the development and commercialization rights to both programs. The agreement required Bristol-Myers Squibb to make additional license payments to us of $45.0 million, of which $20.0 million was received in the first quarter of 2009 and $25.0 million was received in the second quarter of 2009.

We and Bristol-Myers Squibb have agreed to co-develop XL184, which may include a backup program for XL184. The companies will share worldwide (except for Japan) development costs for XL184. We are responsible for 35% of such costs and Bristol-Myers Squibb is responsible for 65% of such costs, except that we are responsible for funding the initial $100.0 million of combined costs and have the option to defer payments for development costs above certain thresholds. In return, we will share 50% of the commercial profits and losses (including pre-launch commercialization expenses) in the United States and have the option to co-promote XL184 in the United States. We have the right to defer payment for certain early commercialization and other related costs above certain thresholds. We are eligible to receive sales performance milestones of up to $150.0 million and double-digit royalties on sales on XL184 outside the United States. The clinical development of XL184 is directed by a joint committee. It is anticipated that we will conduct certain clinical development activities for XL184. We may opt out of the co-development for XL184, in which case we would instead be eligible to receive development and regulatory milestones of up to $295.0 million, double-digit royalties on XL184 product sales worldwide and sales performance milestones. Our co-development and co-promotion rights may be terminated in the event that we have “cash reserves” below $80.0 million and we are unable to increase such cash reserves to $80.0 million or more within 90 days, in which case we would receive development and regulatory milestones, sales milestones and double-digit royalties, instead of sharing product profits on XL184 in the United States. For purposes of the agreement, “cash reserves” includes our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under the Facility Agreement dated June 4, 2008 among us and the Deerfield Entities, as the same may be amended from time to time (which will remain available until December 2009), and any other similar financing arrangements. Our co-promotion rights on XL184 in the United States, and possibly our right to share product profits on XL184, may be terminated in the event we undergo certain change of control transactions. Bristol-Myers Squibb may, upon certain prior notice to us, terminate the agreement as to products containing XL184 or XL281. In the event of such termination election, Bristol-Myers Squibb’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize such products.

Bristol-Myers Squibb received an exclusive worldwide license to develop and commercialize XL281. We will carry out certain clinical trials of XL281 which may include a backup program on XL281. Bristol-Myers Squibb is responsible for funding all future development of XL281, including our activities. We are eligible for development and regulatory milestones of up to $315.0 million on XL281, sales performance milestones of up to $150.0 million and double-digit royalties on worldwide sales of XL281.

The upfront payment of $195.0 million we received upon effectiveness of the collaboration agreement and the license payments of $20.0 million and $25.0 million we received in the first quarter and second quarter of 2009, respectively, will be amortized over the estimated development term of five years, and recorded as license revenue, from the effective date of the agreement in December 2008. Any milestone payments that we may receive under the agreement will be amortized over the same period but recorded as contract revenue. We will record as operating expense 100% of the cost incurred for work performed by Exelixis on the two programs. During the term of the collaboration, so long as we have not opted out of the co-development of XL184, there may be periods during which Bristol-Myers Squibb will partially reimburse us for certain research and development expenses, and other periods during which we will owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. To the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Net amounts due from or payable to Bristol-Myers Squibb will be determined and reflected on an annual basis. For the year ending December 31, 2009, we expect to incur a net payable to Bristol-Myers Squibb. Generally, the direction of cash flows will depend on the level of development activity by either party, which may change during the development term. Our capital requirements will be impacted by the level of our expenses for the development activity conducted by us and the degree to which we will be required to make payments to, or we will receive payments from, Bristol-Myers Squibb. If we opt out of the co-development of XL184, we would have no further unreimbursed cost obligations with respect to that compound.

GlaxoSmithKline Loan Repayment Obligations

In October 2002, we entered into a collaboration with GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. As of September 30, 2009, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $104.8 million. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions, or cash. On October 27, 2009, we paid $34.7 million in cash to GlaxoSmithKline as the first of three annual installments of principal and accrued interest due under our loan. After giving effect to the payment, as of October 27, 2009, the aggregate principal and interest outstanding under the loan was $70.4 million. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and in the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock.

Deerfield Facility

In June 2008, we entered into the Facility Agreement with the Deerfield Entities pursuant to which the Deerfield Entities agreed to loan to us up to $150.0 million, subject to certain conditions. We may draw down on the facility in $15.0 million increments at any time until December 2009. If we draw down the facility, the outstanding principal and interest under the loan, if any, would be due by June 4, 2013, and, at our option, could be repaid at any time with shares of our common stock, subject to certain restrictions, or in cash. Interest under the loan does not accrue until we draw down on the facility, at which time interest will begin to accrue at a rate of 6.75% per annum compounded annually on the outstanding principal amount of the facility. The Deerfield Entities also have limited rights to accelerate repayment of the loan upon certain changes of control of Exelixis or an event of default. Pursuant to the Facility Agreement, we paid the Deerfield Entities a one time transaction fee of $3.8 million, or 2.5% of the loan facility, and we are obligated to pay an annual commitment fee of $3.4 million, or 2.25% of the loan facility, payable quarterly. We also issued warrants to the Deerfield Entities to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $7.40 per share. If we draw down under the Facility Agreement, we would be required to issue to the Deerfield Entities additional warrants to purchase shares of our common stock. If we draw down under the Facility Agreement, there is no assurance that the conditions to our ability to repay the loan in shares of our common stock would be satisfied at the time that any outstanding principal and interest under the loan is due, in which case we would be obligated to repay the loan in cash, or that events permitting acceleration of the loan will not occur, in which event we would be required to repay any outstanding principal and interest sooner than anticipated. As of September 30, 2009, we had not drawn funds under the Facility Agreement and we do not expect to draw funds under the Facility Agreement prior to the expiration of our ability to do so in December 2009.

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

Some of our research and licensing arrangements have multiple deliverables in order to meet our customers’ needs. For example, the arrangements may include a combination of up-front fees, license payments, research and development services, milestone payments and future royalties. Multiple element revenue agreements are evaluated to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria are treated as one unit of accounting for purposes of revenue recognition. Generally, the revenue recognition guidance applicable to the final deliverable is followed for the combined unit of accounting. For certain arrangements, the period of time over which certain deliverables will be provided is not contractually defined. Accordingly, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In 2008, under our collaboration with GlaxoSmithKline, we accelerated $18.5 million in previously deferred revenue as a result of the development term concluding on the earliest scheduled end date of October 27, 2008, instead of the previously estimated end date of October 27, 2010.

Goodwill Impairment

As of September 30, 2009, our consolidated balance sheet included $63.7 million of goodwill. Under GAAP, we evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The impairment tests for goodwill are performed at the reporting unit level and require us to perform a two-step impairment test. Our reporting units have been determined to be consistent with our operating segments. In the first step, we compare the fair value of our reporting units to their respective carrying values. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its fair value, then we record an impairment loss equal to the difference.

Clinical Trial Accruals

Substantial portions of our preclinical studies and all of our clinical trials have been performed by third-party contract research organizations, or CROs, and other vendors. We accrue expenses for preclinical studies performed by our vendors based on certain estimates over the term of the service period and adjust our estimates as required. We accrue costs for clinical trial activities performed by CROs based upon the estimated amount of work completed on each study. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites, and the duration for which the patients will be enrolled in the study. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms. We base our estimates on the best information available at the time. However, additional information may become available to us which will allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain, such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period first known. For example, in 2007 we recorded a reduction of $2.6 million to our accrued clinical trial liabilities and research and development expenses related to our phase 2 clinical trial for XL784.

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

During the quarter ended September 30, 2009, we completed a stock option exchange program that required us to fair value both our under-water pre-exchange options and the replacement options. We will record the incremental expense difference, if any, over the vesting period of the new options. Replacement options that were granted in exchange for fully vested surrendered options shall be 100% vested on the one-year anniversary following the date the replacement options were granted. Replacement options that were granted in exchange for surrendered options that are not fully vested shall be 33% vested on the one-year anniversary following the date the replacement options were granted and the balance of the shares shall vest in a series of twenty-four successive equal monthly installments. The replacement options have a maximum term of 6.2 years. In valuing the replacement awards, we used the mid-point between the vesting period and the maximum term to estimate the expected life of the award. In association with the option exchange, we expect to recognize incremental compensation cost of approximately $0.8 million ratably over the new vesting periods, of which we have recognized approximately $0.1 million during the quarter ended September 30, 2009.

In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. As of September 30, 2009, $26.0 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 1.93 years. See Note 3 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Fiscal Year Convention

We have adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st of each year. Fiscal year 2008, a 53-week year, ended on January 2, 2009, and fiscal year 2009, a 52-week year, will end on January 1, 2010. For convenience, references in these Condensed Consolidated Financial Statements and Notes as of and for the fiscal year ended January 2, 2009 are indicated on a calendar year basis ended December 31, 2008 and as of and for the fiscal quarters ended September 26, 2008 and October 2, 2009 are indicated as ended September 30, 2008 and 2009, respectively.

Results of Operations

Revenues

Total revenues by category, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Contract revenue:
Research and development funding	$8.6	$6.3	$12.2	$21.6
Milestones	6.4	10.3	15.8	30.5
Collaboration reimbursements	9.6	—	9.6	—
License revenue, amortization of upfront payments, including amortization of premiums for equity purchases	30.4	13.3	70.1	36.2

Total revenues	$55.0	$29.9	$107.7	$88.3

Dollar increase	$25.1		$19.4
Percentage increase	84%		22%

The increase in research and development funding for the three-months ended September 30, 2009, as compared to the comparable period for the prior year, was driven primarily by an increase of $7.1 million resulting from our new collaboration with sanofi-aventis partially offset by a decrease of $4.4 million resulting from the conclusion of the development term under our collaboration agreement with GlaxoSmithKline and $0.5 million from the reduction in the number of full-time equivalents related to certain collaborations with Bristol-Myers Squibb.

The decrease in research and development funding for the nine-months ended September 30, 2009, as compared to the comparable period for the prior year, was driven primarily by the conclusion of the development term under our collaboration agreement with GlaxoSmithKline, which resulted in a decrease of $12.6 million. In addition, there was a decline of $2.3 million relating to the conclusion of the research term under certain of our collaboration agreements with Genentech and Bristol-Myers Squibb as well as a decline of $1.4 million relating to fewer full-time equivalents under our LXR program with Bristol-Myers Squibb. These decreases were partially offset by an increase of $7.1 million resulting from our new collaboration with sanofi-aventis.

The decrease in milestone revenues for the three months ended September 30, 2009, as compared to the comparable period for the prior year, was primarily due to the conclusion of the development term under our collaboration agreement with GlaxoSmithKline in October 2008, which resulted in a decrease of $5.7 million, in addition to the conclusion of the research term under one of our collaborations with Bristol-Meyers Squibb, which resulted in a decrease of $1.2 million. These decreases were partially offset by an increase of $3.2 million in revenue recognition relating to various other collaboration agreements with Bristol-Myers Squibb.

The decrease in milestone revenues for the nine months ended September 30, 2009, as compared to the comparable period for the prior year, was primarily due to the conclusion of the development term under our collaboration agreement with GlaxoSmithKline in October 2008, which resulted in a decrease of $12.7 million, as well as a decrease of $2.2 million from the reduction in revenue recognition from various collaboration agreements with Bristol-Myers Squibb and a decrease of $1.1 million from our MEK collaboration with Genentech. These decreases were partially offset by an increase of $1.3 million relating to our LXR agreement with Bristol-Myers Squibb.

The increase in collaboration reimbursements for the three and nine-months ended September 30, 2009, as compared to the comparable period for the prior year, of $9.6 million was due to our 2009 collaboration agreement with sanofi-aventis for the discovery of inhibitors of phosphoinositide-3 kinase, or PI3K.

The increase in the amortization of upfront payments for the three months ended September 30, 2009, as compared to the comparable period for the prior year, was primarily due to $12.0 million in revenues associated with our 2008 cancer collaboration with Bristol-Myers Squibb relating to XL184 and XL281 in addition to $8.2 million in revenues associated with our collaboration with sanofi-aventis for XL147 and XL765 and $4.2 million in revenues associated with our 2009 collaboration with Boehringer Ingelheim. This increase was partially offset by a decrease of $5.5 million relating to the conclusion of the development term under our collaboration with GlaxoSmithKline and $1.2 million due to the deceleration of revenue recognition under our Bristol-Myers Squibb LXR collaboration as a result of extending the collaboration term.

The increase in the amortization of upfront payments for the nine months ended September 30, 2009, as compared to the comparable period for the prior year, was primarily due to $36.0 million in revenues associated with our 2008 cancer collaboration with Bristol-Myers Squibb relating to XL184 and XL281, in addition to $8.2 million in revenues associated with our collaboration with sanofi-aventis for XL147 and XL765 and $6.7 million in revenues associated with our 2009 collaboration with Boehringer Ingelheim. This increase was partially offset by $12.1 million relating to the conclusion of the development term under our collaboration with GlaxoSmithKline and $3.6 million due to the deceleration of revenue recognition under our Bristol-Myers Squibb LXR collaboration as a result of extending the collaboration term. In addition, there was a decrease of $1.0 million due to the conclusion of the research term under our 2005 cancer collaboration agreement with Genentech.

Research and Development Expenses

Total research and development expenses for the three-month and nine-month period ended September 30, 2009, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development expenses	$60.2	$65.7	$170.6	$200.5
Dollar decrease	$5.5		$29.9
Percentage decrease	8%		15%

Research and development expenses consist primarily of personnel expenses, clinical trials, consulting, laboratory supplies and facilities costs.

The decrease for the three months ended September 30, 2009, as compared to the comparable period in 2008, resulted primarily from the following:

•

Clinical Trials—Clinical trial expenses, which include services performed by third-party contract research organizations and other vendors, decreased by $1.3 million, or 6%, primarily due to the wind down of activities associated with XL647, XL820 and XL844 clinical trials, a decline in preclinical activity on XL888 compared to 2008, the discontinued development of XL999, the transfer of XL518 to Genentech in March 2009 and non-clinical toxicology studies conducted in 2008 on XL019. These decreases were partially offset by an increase in phase 2 and 3 clinical trial activity for XL184.

•	Personnel—Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, decreased by $2.1 million, or 10%, primarily due to a reduction in headcount.

The decrease for the nine months ended September 30, 2009, as compared to the comparable period in 2008, resulted primarily from the following:

•

Clinical Trials—Clinical trial expenses, which include services performed by third-party contract research organizations and other vendors, decreased by $17.6 million, or 28%, primarily due to the wind down of activities associated with XL647, XL820, XL784 and XL844 clinical trials, the transfer of XL880 to GlaxoSmithKline in 2008, the transfer of XL518 to Genentech in March 2009, and non-clinical toxicology studies conducted in 2008 on XL019. These decreases were partially offset by an increase in phase 3 clinical trial activities for XL184, increased phase 1 clinical trial activity for XL281, non-clinical activity for XL388, and increased phase 1 activity related to XL139.

•	Personnel—Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, decreased by $6.5 million, or 11%, primarily due to a reduction in headcount.

•	Lab Supplies—Lab supplies decreased by $2.7 million, or 19%, primarily due to the decrease in headcount and other cost cutting measures.

•

Cost Reimbursement—As a result of our contract research agreement with Agrigenetics, Inc., or Agrigenetics, we received an increase in research and development funding of $1.5 million that was recognized as a reduction to research and development expense.

We do not track total research and development expenses separately for each of our research and development programs. We group our research and development expenses into three categories: drug discovery, development and other. Our drug discovery group utilizes a variety of high-throughput technologies to enable the rapid discovery, optimization and extensive characterization of lead compounds such that we are able to select development candidates with the best potential for further evaluation and advancement into clinical development. Drug discovery expenses relate primarily to personnel expenses, lab supplies and general corporate costs. Our development group leads the development and implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. Development expenses relate primarily to clinical trial, personnel and general corporate costs. The other category primarily includes stock compensation expense.

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

The expenditures summarized in the following table reflect total research and development expenses by category, including allocations for general and administrative expenses (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Drug discovery	$21.5	$25.6	$66.2	$78.3
Development	33.9	35.6	88.7	109.8
Other	4.8	4.5	15.7	12.4

Total research and development expenses	$60.2	$65.7	$170.6	$200.5

For the three months ended September 30, 2009, the programs representing the greatest portion of our research and development expenses (in approximate order of magnitude), based on estimates of the allocation of our research and development efforts and expenses among specific programs, were XL184, XL765, XL147 and XL228. The expenses for these programs are included in the development category of our research and development expenses.

For the nine months ended September 30, 2009, the programs representing the greatest portion of our research and development expenses (in approximate order of magnitude), based on estimates of the allocation of our research and development efforts and expenses among specific programs, were XL184, XL765, XL147, XL228 and XL281. The expenses for these programs are included in the development category of our research and development expenses.

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

General and Administrative Expenses

Total general and administrative expenses for the three-month and nine-month period ended September 30, 2009, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
General and administrative expenses	$8.6	$8.9	$25.9	$27.8
Dollar decrease	$0.3		$1.9
Percentage decrease	3%		7%

General and administrative expenses consist primarily of personnel expenses, employee stock-based compensation expense, facility costs and consulting and professional expenses, such as legal and accounting fees. The decrease in expenses for the three-month and nine-month periods ended September 30, 2009, as compared to the comparable periods in 2008, was primarily due to a reduction in headcount related to our restructuring in November 2008 and other cost saving measures.

Collaboration Cost-Sharing Expenses

Total collaboration cost-sharing expenses for the three-month and nine-month period ended September 30, 2009, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Collaboration cost-sharing expenses	$3.0	$—	$2.8	$—
Dollar change	$3.0		$2.8
Percentage change	100%		100%

Total collaboration cost-sharing expenses consist of research and development expenses and reimbursements related to our 2008 cancer collaboration agreement with Bristol Myers-Squibb for XL184 and XL281. To the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Net amounts due from or payable to Bristol-Myers Squibb will be determined and reflected on an annual basis. For the year ending December 31, 2009, we expect to incur a net expense. For the three-month and nine-month periods ended September 30, 2009, we have recorded a payable, which results in an increase in operating expenses of $3.0 million and $2.8 million, respectively.

Total Other Income (Expense), Net

Total other income (expense), net as compared to the prior year period, was as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total other (expense) income, net	$(1.8)	$3.4	$(13.1)	$5.2
Dollar change	$(5.2)		$(18.3)
Percentage decrease	Not meaningful		Not meaningful

The change in total other income (expense), net for the three-month period ended September 30, 2009, as compared to the comparable period in 2008, resulted primarily from the recording of a $4.5 million adjustment in 2008 related to the gain on the sale of our plant trait business originally recorded in 2007.

The change in total other income (expense), net for the nine-month period ended September 30, 2009, as compared to the comparable period in 2008, resulted primarily from the recording of a $9.8 million loss upon deconsolidation of SEI as a result of the expiration of our purchase option for SEI in June 2009. In addition, we recorded a net adjustment of $2.7 million to the gain on the sale of our plant trait business which is the difference between the $4.5 million recorded in 2008 and the $1.8 million recorded in 2009.

Income Tax Provision

The income tax provision for the three-month period ended September 30, 2009 is a result of $7.0 million of withholding tax associated with the payments received from sanofi-aventis.

The income tax provision for the nine-month period ended September 30, 2009 is a result of $7.0 million of withholding tax associated with the payments received from sanofi-aventis, partially offset by a $1.0 million tax credit recorded as a result of the Housing and Economic Recovery Act of 2008.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the nine months ended September 30, 2009 and 2008, respectively (dollar amounts are presented in thousands):

	Nine Months Ended September 30,
	2009	2008
Consolidated net loss	$(110,723)	$(134,825)
Adjustments to reconcile net loss to net cash used in operating activities	37,517	23,412
Changes in operating assets and liabilities	109,365	(52,165)

Net cash provided by (used in) operating activities	36,159	(163,578)
Net cash (used in) provided by investing activities	(104,171)	88,045
Net cash (used in) provided by financing activities	(9,116)	4,306

Net decrease in cash and cash equivalents	(77,128)	(71,227)
Cash and cash equivalents, at beginning of period	247,698	135,457

Cash and cash equivalents, at end of period	$170,570	$64,230

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income. We have also financed certain of our research and development activities under our agreements with SEI. As of September 30, 2009, we had $301.0 million in cash and cash equivalents and short-term and long-term marketable securities, which included restricted cash and investments of $4.7 million. In addition, as of September 30, 2009, approximately $22.7 million of cash and cash equivalents and marketable securities served as collateral for bank lines of credit.

Operating Activities

Our operating activities provided cash of $36.2 million for the nine months ended September 30, 2009, compared to cash used of $163.6 million for the comparable period in 2008. Cash provided by operating activities for the 2009 period related primarily to increases in deferred revenue of $116.6 million and non-cash charges totaling $36.9 million relating to stock-based compensation, the loss on our deconsolidation of SEI and depreciation and amortization. These increases in cash provided were partially offset by our net loss attributable to Exelixis, Inc. of $110.7 million, and increases in receivables and prepaid expenses totaling $10.9 million. Cash used by operating activities for the 2008 period related primarily to our net loss of $134.8 million, losses attributed to noncontrolling interest and to a decrease in cash received from collaborators, which caused a decrease in deferred revenues of $56.3 million. In addition to the decrease in cash received in 2008, the decline in deferred revenues also reflects the acceleration of $17.3 million in previously deferred revenue relating to the conclusion of the development term under our collaboration with GlaxoSmithKline on October 27, 2008. These uses of cash by operating activities were partially offset by non-cash charges of stock-based compensation expense and depreciation and amortization expense.

Cash provided in our operating activities increased by $199.7 million for the nine months ended September 30, 2009 as compared to the comparable period in 2008. The increase was primarily driven by an increase in deferred revenue, the loss on our deconsolidation of SEI, and a decrease in our net loss attributable to Exelixis, Inc. partially offset by an increase in trade receivables and a decrease in accounts payable and accrued expenses. The increase in deferred revenue of $172.9 million related principally to an increase in cash received in December 2008 and year-to-date in 2009 relating to our collaborations with Bristol-Myers Squibb, sanofi-aventis, and Boehringer Ingelheim, partially offset by the ratable recognition of deferred revenues over the period of continuing involvement from our various collaborations. Decreases in accounts payable and other accrued expense and our net loss attributable to Exelixis, Inc. relate primarily to a decrease in research and development expenses.

Investing Activities

Our investing activities used cash of $104.2 million for the nine months ended September 30, 2009, compared to cash provided of $88.0 million for the comparable period in 2008. Cash used by investing activities for the 2009 period was primarily driven by purchases of marketable securities of $121.9 million, purchases of property and equipment of $1.6 million, and a decrease in restricted cash and investments of $0.7 million. This cash outflow was partially offset by proceeds of $13.8 million from the sale and maturities of marketable securities, proceeds of $4.5 million on the sale of investments held by SEI and $1.8 million in proceeds related to the adjustment to the gain on the 2007 sale of our plant trait business. The purchases of marketable securities were related to payments received from our collaborations with Bristol-Myers Squibb, sanofi-aventis and Boehringer Ingelheim. The proceeds provided by sale and maturities of our marketable securities, the sale of investments held by SEI and proceeds related to the sale of our plant trait business were used to fund our operations. We expect to continue to make moderate investments in property and equipment to support our expanding operations.

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

Financing Activities

Our financing activities used cash of $9.1 million for the nine months ended September 30, 2009, compared to cash provided of $4.3 million for the comparable period in 2008. Cash used by our financing activities for the 2009 period was due to principal payments on notes payable and bank obligations of $11.2 million partially offset by the issuance of stock under the employee stock purchase plan of $2.2 million. Cash provided by our financing activities for the 2008 period was primarily due to proceeds of $13.6 million from our notes payable and bank obligations and $2.4 million from the exercise of stock options and the issuance of stock under the employee stock purchase plan. These increases were partially offset by principal payments on notes payable and bank obligations of $11.8 million.

We finance property and equipment purchases through equipment financing facilities, such as notes and bank obligations. Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes. Over the next several years, we are required to make certain payments on notes, bank obligations and additional payments on our loan from GlaxoSmithKline. In June 2008, we entered into the Facility Agreement with Deerfield Entities for which the Deerfield Entities agreed to loan us up to $150.0 million, subject to certain conditions. We may draw down on the facility in $15.0 million increments at any time until December 2009. The outstanding principal and interest under the loan, if any, is due by June 4, 2013, and, at our option, can be repaid at any time with shares of our common stock, subject to certain restrictions, or in cash. As of September 30, 2009, we had not drawn funds under the Facility Agreement and we do not expect to draw funds under the Facility Agreement prior to the expiration of our ability to do so in December 2009.

Cash Requirements

We have incurred net losses since inception, including a net loss attributable to Exelixis, Inc. of $25.4 million for the three months ended September 30, 2009 and $106.4 million for the nine months ended September 30, 2009, and we expect to incur substantial losses for at least the next several years as we continue our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies. As of September 30, 2009, we had $301.0 million in cash and cash equivalents and short-term and long-term marketable securities, which included restricted cash and investments of $4.7 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities and funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

repayment of our loan from GlaxoSmithKline—In October 2002, we entered into a collaboration with GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. As of September 30, 2009, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $104.8 million. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions, or cash. On October 27, 2009, we paid $34.7 million in cash to GlaxoSmithKline as the first of three annual installments of principal and accrued interest due under our loan. After giving effect to the payment, as of October 27, 2009, the aggregate principal and interest outstanding under the loan was $70.4 million. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and in the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock.

•

our expectation that we will not draw funds under our Facility Agreement with the Deerfield Entities—In June 2008, we entered into the Facility Agreement with the Deerfield Entities pursuant to which the Deerfield Entities agreed to loan to us up to $150.0 million, subject to certain conditions. We may draw down on the facility in $15.0 million increments at any time until December 2009. The outstanding principal and interest under the loan, if any, is due by June 4, 2013, and, at our option, can be repaid at any time with shares of our common stock, subject to certain restrictions, or in cash. Interest under the loan does not accrue until we draw down on the facility, at which time interest will begin to accrue at a rate of 6.75% per annum compounded annually on the outstanding principal amount of the facility. The Deerfield Entities also have limited rights to accelerate repayment of the loan upon certain changes of control of Exelixis or an event of default. Pursuant to the Facility Agreement, we paid the Deerfield Entities a one time transaction fee of $3.8 million, or 2.5% of the loan facility, and we are obligated to pay an annual commitment fee of $3.4 million, or 2.25% of the loan facility, payable quarterly. If we draw down under the Facility Agreement, we would be required to issue to the Deerfield Entities additional warrants to purchase shares of our common stock. If we draw funds under the Facility Agreement, there is no assurance that the conditions to our ability to repay the loan in shares of our common stock would be satisfied at the time that any outstanding principal and interest under the loan is due, in which case we would be obligated to repay the loan in cash, or that events permitting acceleration of the loan will not occur, in which event we would be required to repay any outstanding principal and interest sooner than anticipated;

•

the progress and scope of our collaborative and independent clinical trials and other research and development projects, including with respect to XL184, our most advanced asset. We are focusing our later stage development efforts on XL184, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. As described under “—Certain Factors Important to Understanding Our Financial Condition and Results of Operations—2008 Cancer Collaboration with Bristol-Myers Squibb,” in December 2008, we entered into a worldwide co-development collaboration with Bristol-Myers Squibb for the development and commercialization of XL184. The companies will share worldwide (except for Japan) development costs for XL184. We are responsible for 35% of such costs and Bristol-Myers Squibb is responsible for 65% of such costs, except that we are responsible to fund the initial $100 million of combined costs and have the option to defer payments for development costs above certain thresholds. In return, we will share 50% of the commercial profits and losses (including pre-launch commercialization expenses) in the United States and have the option to co-promote XL184 in the United States. We have the right to defer payment for certain early commercialization and other related costs above certain thresholds. During the term of the collaboration, so long as we have not opted out of the co-development of XL184, there may be periods during which Bristol-Myers Squibb will partially reimburse us for certain research and development expenses, and other periods during which we will owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. On an annual basis, to the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In annual periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Generally, the direction of cash flows will depend on the level of development activity by either party, which may change during the development term. Our capital requirements will be impacted by the level of our expenses for the development activity conducted by us and the degree to which we will be required to make payments to, or we will receive payments from, Bristol-Myers Squibb. If we opt out of the co-development of XL184, we would have no further unreimbursed cost obligations for that compound;

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

We will have to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, our loan and security agreement with GlaxoSmithKline contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue, but includes amounts available for borrowing under the Facility Agreement with the Deerfield Entities (which will cease to be available in December 2009)) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of September 30, 2009, our “working capital” was $360.0 million (including $150.0 million available for borrowing until December 2009 under the Facility Agreement) and our “cash and investments” were $296.3 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $104.8 million at September 30, 2009. The second and third installments of principal and accrued interest under the loan are due on October 27, 2010 and October 27, 2011, respectively. In addition, if our cash and cash equivalents and marketable securities on the last day of any calendar quarter are less than $75.0 million, then we would be in default under the Facility Agreement with the Deerfield Entities, and the Deerfield Entities would have the right, among other remedies, to declare immediately due and payable any amounts accrued or payable under the Facility Agreement. If our “cash reserves” fall below $80.0 million and we are unable to increase such cash reserves to $80.0 million or more within 90 days, our co-development and co-promotion rights with respect to XL184 under our 2008 collaboration agreement with Bristol-Myers Squibb may be terminated. “Cash reserves” for purposes of our 2008 collaboration agreement with Bristol-Myers Squibb includes our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under the Facility Agreement with the Deerfield Entities (which will cease to be available in December 2009), as the same may be amended from time to time, and any other similar financing arrangements. If we cannot raise additional capital in order to remain in compliance with our financial covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at September 30, 2009 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 10, 2009. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $0.2 million and $1.3 million, respectively.

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

As of September 30, 2009, we had $301.0 million in cash and cash equivalents and short-term and long-term marketable securities, which included restricted cash and investments of $4.7 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities and funding that we expect to receive from collaborators, which assumes a moderate level of business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

repayment of our loan from GlaxoSmithKline—In October 2002, we entered into a collaboration with GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. As of September 30, 2009, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $104.8 million. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions, or cash. On October 27, 2009, we paid $34.7 million in cash to GlaxoSmithKline as the first of three annual installments of principal and accrued interest due under our loan. After giving effect to the payment, as of October 27, 2009, the aggregate principal and interest outstanding under the loan was $70.4 million. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and in the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock;

•

our expectation that we will not draw funds under our Facility Agreement with the Deerfield Entities—In June 2008, we entered into the Facility Agreement with the Deerfield Entities pursuant to which the Deerfield Entities agreed to loan to us up to $150.0 million, subject to certain conditions. We may draw down on the facility in $15.0 million increments at any time until December 2009. The outstanding principal and interest under the loan, if any, is due by June 4, 2013, and, at our option, can be repaid at any time with shares of our common stock, subject to certain restrictions, or in cash. Interest under the loan does not accrue until we draw down on the facility, at which time interest will begin to accrue at a rate of 6.75% per annum compounded annually on the outstanding principal amount of the facility. The Deerfield Entities also have limited rights to accelerate repayment of the loan upon certain changes of control of Exelixis or an event of default. Pursuant to the Facility Agreement, we paid the Deerfield Entities a one time transaction fee of $3.8 million, or 2.5% of the loan facility, and we are obligated to pay an annual commitment fee of $3.4 million, or 2.25% of the loan facility, payable quarterly. If we draw down under the Facility Agreement, we would be required to issue to the Deerfield Entities additional warrants to purchase shares of our common stock. If we draw funds under the Facility Agreement, there is no assurance that the conditions to our ability to repay the loan in shares of our common stock would be satisfied at the time that any outstanding principal and interest under the loan is due, in which case we would be obligated to repay the loan in cash, or that events permitting acceleration of the loan will not occur, in which event we would be required to repay any outstanding principal and interest sooner than anticipated;

•

the progress and scope of our collaborative and independent clinical trials and other research and development projects, including with respect to XL184, our most advanced asset. We are focusing our later stage development efforts on XL184, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. As described under “—Certain Factors Important to Understanding Our Financial Condition and Results of Operations—2008 Cancer

Collaboration with Bristol-Myers Squibb” in December 2008, we entered into a worldwide co-development collaboration with Bristol-Myers Squibb for the development and commercialization of XL184. The companies will share worldwide (except for Japan) development costs for XL184. We are responsible for 35% of such costs and Bristol-Myers Squibb is responsible for 65% of such costs, except that we are responsible to fund the initial $100 million of combined costs and have the option to defer payments for development costs above certain thresholds. In return, we will share 50% of the commercial profits and losses (including pre-launch commercialization expenses) in the United States and have the option to co-promote XL184 in the United States. We have the right to defer payment for certain early commercialization and other related costs above certain thresholds. During the term of the collaboration, so long as we have not opted out of the co-development of XL184, there may be periods during which Bristol-Myers Squibb will partially reimburse us for certain research and development expenses, and other periods during which we will owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. On an annual basis, to the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In annual periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Generally, the direction of cash flows will depend on the level of development activity by either party, which may change during the development term. Our capital requirements will be impacted by the level of our expenses for the development activity conducted by us and the degree to which we will be required to make payments to, or we will receive payments from, Bristol-Myers Squibb. If we opt out of the co-development of XL184, we would have no further unreimbursed cost obligations for that compound;

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

        We will have to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, our loan and security agreement with GlaxoSmithKline contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue, but includes amounts available for borrowing under the Facility Agreement with the Deerfield Entities (which will cease to be available in December 2009)) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of September 30, 2009, our “working capital” was $360.0 million (including $150.0 million available for borrowing until December 2009 under the Facility Agreement) and our “cash and investments” were $296.3 million. If we were to default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $104.8 million at September 30, 2009. The second and third installments of principal and accrued interest under the loan are due on October 27, 2010 and October 27, 2011, respectively. In addition, if our cash and cash equivalents and marketable securities on the last day of any calendar quarter are less than $75.0 million, then we would be in default under the Facility Agreement with the Deerfield Entities, and the Deerfield Entities would have the right, among other remedies, to cancel our right to request disbursements and declare immediately due and payable any amounts accrued or payable under the Facility Agreement. If our “cash reserves” fall below $80.0 million and we are unable to increase such cash reserves to $80.0 million or more within 90 days, our co-development and co-promotion rights with respect to XL184 under our 2008 collaboration agreement with Bristol-Myers Squibb may be terminated. “Cash reserves” for purposes of our 2008 collaboration agreement with Bristol-Myers Squibb includes our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under the Facility Agreement with the Deerfield Entities (which will cease to be available in December 2009), as the same may be amended from time to time, and any other similar financing arrangements. If we cannot raise additional capital in order to remain in compliance with our financial covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*

We have incurred net losses since inception, including a net loss attributable to Exelixis, Inc. of $25.4 million for the three months ended September 30, 2009 and $106.4 million for the nine months ended September 30, 2009. As of that date, we had an accumulated deficit of $1,060.9 million. We expect our losses in 2009 to increase as compared to 2008 and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our pharmaceutical product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. Except for revenues associated with the transgenic mouse business of our former German subsidiary, Artemis Pharmaceuticals, GmbH, or Artemis, our only revenues to date are license revenues and revenues under contracts with our partners. In November 2007, we sold 80.1% of our ownership interest in Artemis. The amount of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our technologies and undertake product development. We currently have numerous product candidates in various stages of clinical development and we anticipate filing additional IND applications for additional product candidates within the next 12 months. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do increase our revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments, or long-term investments since September 30, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.

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

In recent years, there have been numerous legislative proposals to change the healthcare system in the United States that could significantly affect our business. Such proposals reflect the primary trend in the United States health care industry toward cost containment and include measures that may have the effect of reducing the prices that we are able to charge for any products we develop and sell and cause a reduction in the coverage and reimbursement of such products. If approved, such reform could limit our ability to successfully commercialize our potential products.

Another factor that may affect the pricing of drugs is proposed congressional action regarding drug reimportation into the United States. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 gives discretion to the Secretary of Health and Human Services to allow drug reimportation into the United States under some circumstances from foreign countries, including countries where the drugs are sold at a lower price than in the United States. Proponents of drug reimportation may attempt to pass legislation, which would allow direct reimportation under certain circumstances. If legislation or regulations were passed allowing the reimportation of drugs, it could decrease the price we receive for any products that we may develop, thereby negatively affecting our revenues and prospects for profitability.

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

Date: October 29, 2009	EXELIXIS, INC.

/S/ FRANK KARBE
Frank Karbe
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc. (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc. (2)

3.3	Amended and Restated Bylaws of Exelixis, Inc. (3)

4.1	Specimen Common Stock Certificate. (4)

4.2	Form of Warrant, dated June 9, 2005, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC. (5)

4.3	Form of Warrant, dated June 13, 2006, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC. (6)

4.4	Form of Warrant, dated June 10, 2009, to purchase 500,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC. (7)

4.5	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC. (5)

4.6	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued or issuable to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited (8)

4.7	Fourth Amended and Restated Registration Rights Agreement, dated February 26, 1999, among Exelixis, Inc. and certain Stockholders of Exelixis, Inc. (4)

4.8	Registration Rights Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC. (5)

4.9	Registration Rights Agreement between Exelixis, Inc. and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited dated June 4, 2008. (8)

10.1	Compensation Information for Non-Employee Directors

10.2*	Amendment No. 2, effective September 1, 2009, to the Collaboration Agreement, dated December 11, 2008, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.

10.3*	Amendment No. 2, effective October 1, 2009, to the Collaboration Agreement, dated December 15, 2006, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.

10.4*	Fifth Amendment, dated October 1, 2009, to the Contract Research Agreement, dated September 4, 2007, by and among Agrigenetics, Inc., Mycogen Corporation, Exelixis Plant Sciences, Inc. and Exelixis, Inc.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

99.1	Exelixis, Inc. 401(k) Plan.

99.2	Exelixis, Inc. 401(k) Plan Adoption Agreement.

*	Confidential treatment requested for certain portions of this exhibit.
**	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
(1)	Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-3 (File No. 333-152166), as filed with the Securities and Exchange Commission on April 24, 2009, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 5, 2004 and incorporated herein by reference.

(3)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 4, 2007 and incorporated herein by reference.
(4)	Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-1 (File No. 333-96335), as filed with the Securities and Exchange Commission on February 7, 2000, as amended, and incorporated herein by reference.
(5)	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005 and incorporated herein by reference.
(6)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2006 and incorporated herein by reference.
(7)	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009, filed with the Securities and Exchange Commission on July 30, 2009, and incorporated herein by reference.
(8)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2008 and incorporated herein by reference.