Form 10-Q/A
period 2009-07-03
EXELIXIS INC
filed 2009-12-18
CIK 939767

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

Explanatory Note

Exelixis, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2009 (the “Form 10-Q”) as an exhibit-only filing in response to comments received from the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibits 10.1, 10.2, 10.4 and 10.5 originally filed with the Form 10-Q. This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed solely to re-file Exhibits 10.1, 10.2, 10.4 and 10.5 and to amend and restate the Exhibit Index included in the Form 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

Date: December 18, 2009	EXELIXIS, INC.

/s/ FRANK KARBE
Frank Karbe
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc. (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc. (2)

3.3	Amended and Restated Bylaws of Exelixis, Inc. (3)

4.1	Specimen Common Stock Certificate. (4)

4.2	Form of Warrant, dated June 9, 2005, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC. (5)

4.3	Form of Warrant, dated June 13, 2006, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC. (6)

4.4	Form of Warrant, dated June 10, 2009, to purchase 500,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC. (7)

4.5	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC. (5)

4.6	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued or issuable to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited. (8)

4.7	Fourth Amended and Restated Registration Rights Agreement, dated February 26, 1999, among Exelixis, Inc. and certain Stockholders of Exelixis, Inc. (4)

4.8	Registration Rights Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC. (5)

4.9	Registration Rights Agreement between Exelixis, Inc. and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited dated June 4, 2008. (8)

10.1*	License Agreement, dated May 27, 2009, between Exelixis, Inc. and sanofi-aventis.

10.2*	Collaboration Agreement, dated May 27, 2009, between Exelixis, Inc. and sanofi-aventis.

10.3	Letter, dated May 27, 2009, relating to regulatory filings for the Collaboration Agreement, May 27, 2009, between Exelixis, Inc. and sanofi-aventis. (7)

10.4*	Third Amendment, dated July 1, 2009, to the Contract Research Agreement, dated September 4, 2007, by and among Agrigenetics, Inc., Mycogen Corporation, Exelixis Plant Sciences, Inc. and Exelixis, Inc.

10.5*	Fourth Amendment, dated July 1, 2009, to the Contract Research Agreement, dated September 4, 2007, by and among Agrigenetics, Inc., Mycogen Corporation, Exelixis Plant Sciences, Inc. and Exelixis, Inc.

10.6	2000 Employee Stock Purchase Plan (9)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (7)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (7)

31.3	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.4	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (9)

*	Confidential treatment requested for certain portions of this exhibit.
**	This certification accompanies Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2009, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
(1)	Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-3 (File No. 333-152166), as filed with the Securities and Exchange Commission on April 24, 2009, as amended, and incorporated herein by reference.

(2)	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 5, 2004 and incorporated herein by reference.
(3)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 4, 2007 and incorporated herein by reference.
(4)	Filed as an Exhibit to Exelixis, Inc.’s Registration Statement on Form S-1 (File No. 333-96335), as filed with the Securities and Exchange Commission on February 7, 2000, as amended, and incorporated herein by reference.
(5)	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005 and incorporated herein by reference.
(6)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2006 and incorporated herein by reference.
(7)	Filed as an Exhibit to Exelixis, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on July 30, 2009 and incorporated herein by reference.
(8)	Filed as an Exhibit to Exelixis, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2008 and incorporated herein by reference.
(9)	Filed as an Appendix to Exelixis, Inc.’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 13, 2009 and incorporated herein by reference.