Form 10-K
period 2010-01-01
EXELIXIS INC
filed 2010-03-10
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 1, 2010

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $368,408,791 (Based on the closing sales price of the registrant’s common stock on that date. Excludes an aggregate of 29,225,664 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at July 3, 2009, the registrant assumed that a stockholder was an affiliate of the registrant at July 3, 2009 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock, as determined based on public filings, and/or (ii) was an executive officer or director or was affiliated with an executive officer or director of the registrant at July 3, 2009. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.)

As of March 5, 2010, there were 107,988,821 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than May 1, 2010, in connection with the registrant’s 2010 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

EXELIXIS, INC.

FORM 10-K

PART I

Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Annual Report on Form 10-K are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “assuming,” “goal,” “objective,” “will,” “may” “should,” “would,” “could,” “estimate,” “predict,” “potential,” “continue,” “encouraging” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Item 1A. Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Exelixis has adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st. Fiscal year 2007, a 52-week year, ended on December 28, 2007, fiscal year 2008, a 53-week year, ended on January 2, 2009, and fiscal year 2009, a 52-week year, ended on January 1, 2010. Fiscal year 2010, a 52-week year, will end on December 31, 2010. For convenience, references in this report as of and for the fiscal years ended December 28, 2007, January 2, 2009 and January 1, 2010 are indicated on a calendar year basis, ended December 31, 2007, 2008 and 2009, respectively.

ITEM 1.	BUSINESS

Overview

We are committed to discovering, developing and commercializing innovative therapies for the treatment of cancer and other serious diseases. Through our integrated drug discovery and development activities, we are building a portfolio of novel compounds that we believe have the potential to be high-quality, differentiated pharmaceutical products that can make a meaningful difference in the lives of patients. The majority of our programs focus on discovery and development of small molecule drugs for cancer.

We have devoted significant resources to build a leading discovery platform that has enabled us to efficiently and rapidly identify highly qualified drug candidates that meet our extensive development criteria. Our goal has been to generate a diverse and deep pipeline while focusing our resources on those drug candidates that we believe have the highest therapeutic and commercial potential. The rapid development of three of those drug candidates is a primary focus of the company.

XL184, our most advanced drug candidate, inhibits MET, VEGFR2 and RET, proteins that are key drivers of tumor growth and/or vascularization. XL184 is the most advanced inhibitor of MET in clinical development and is being evaluated in a broad development program in collaboration with Bristol-Myers Squibb Company. We currently are conducting the majority of the development activity for XL184, and our collaboration agreement provides for the sharing of development costs. A global phase 3 registration trial of XL184 as a potential treatment for medullary thyroid cancer is currently enrolling. Assuming positive results from this registration trial, we currently expect to submit a new drug application, or NDA, for XL184 as a treatment for medullary thyroid cancer in the United States in the second half of 2011. In addition, comprehensive phase 2 clinical trials of XL184 in glioblastoma, non-small cell lung cancer and other solid tumor indications are ongoing. We currently are planning to initiate a phase 3 registration trial of XL184 as a potential treatment for recurrent glioblastoma by the end of 2010, assuming a positive outcome of the ongoing phase 2 clinical evaluation in this indication.

We are also actively pursuing the development of XL147 and XL765, leading inhibitors of phosphoinositide-3 kinase, or PI3K, that we out-licensed to sanofi-aventis in 2009. XL147 is a selective inhibitor of PI3K while XL765 is a dual inhibitor of PI3K and mTOR. Sanofi-aventis is responsible for funding all development activities with respect to XL147 and XL765, including our activities. We currently are conducting the majority of the clinical trials for these compounds. XL147 and XL765 are currently being evaluated in a series of phase 1b/2 clinical trials for a variety of solid tumor indications and a broad phase 2 clinical trial program that commenced in early 2010.

We also have several earlier novel drug candidates in clinical development for the treatment of cancer, and preclinical programs for cancer, metabolic disease and inflammation.

Based on the strength of our expertise in biology, drug discovery and development, we have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb, sanofi-aventis, Genentech, Boehringer Ingelheim GmbH and GlaxoSmithKline, that allow us to retain economic participation in compounds and support additional development of our pipeline. Our collaborations generally fall into one of two categories: collaborations in which we co-develop compounds with a partner, share development costs and profits from commercialization and may have the right to co-promote products in the United States, and collaborations in which we out-license compounds to a partner for further development and commercialization, have no further unreimbursed cost obligations and are entitled to receive milestones and royalties or a share of profits from commercialization. Under either form of collaboration, we may also be entitled to license fees, research funding and milestone payments from research results and subsequent product development activities.

Our Strategy

Our business strategy is to leverage our biological expertise and integrated research and development capabilities to generate a pipeline of development compounds with significant therapeutic and commercial potential for the treatment of cancer and potentially other serious diseases.

Our strategy consists of three principal elements:

•

Focus on lead clinical compounds – We are focusing our development efforts on XL184, XL147 and XL765. These drug candidates are the most advanced in our pipeline and we believe that they have the greatest near-term therapeutic and commercial potential. As a result, we are dedicating the majority of our resources to aggressively advance these drug candidates through development toward commercialization.

•

Partner compounds – We continue to pursue new collaborations with leading pharmaceutical and biotechnology companies for the development and ultimate commercialization of some of our preclinical and clinical compounds, particularly those drug candidates for which we believe that the capabilities and resources of a partner can accelerate development and help to fully realize their therapeutic and commercial potential. Collaborations also provide us with a means of shifting all or a portion of the development costs related to such drug candidates and provide financial resources that we can apply to fund our share of the development of our lead clinical compounds and other areas of our pipeline. Our goal is to significantly increase the portion of our development expenses that are reimbursed by partners while maintaining financial upside from potential downstream milestones and royalties if these drug candidates were to be marketed in the future.

•

Control costs – We are committed to managing our costs, and we continually analyze our expenses to ensure they are not disproportionate to our cash resources. We are selective with respect to funding our clinical development programs and have established definitive go/no-go criteria to ensure that we commit our resources only to those programs that we believe have the greatest commercial and therapeutic potential. We also retain the right to opt-out of the development of certain drug candidates that we are currently co-developing with partners.

As a consequence of our strategy of focusing our resources on our most advanced clinical compounds and controlling costs, on March 8, 2010 we implemented a restructuring of the company that resulted in a reduction of our workforce by approximately 40%, or 270 employees. While we will continue to maintain an integrated research and development organization, the reduction in our workforce was weighted towards our drug discovery group. We have maintained capabilities in all aspects of drug discovery and expect to continue to generate novel investigational new drug application-, or IND-,ready compounds, although fewer on a yearly basis for the foreseeable future than we have generated historically. We have retained the ability to meet all of our obligations to existing partners. Further, and as a result of our retained research capabilities and our numerous unpartnered clinical and preclinical compounds, we expect that our ongoing and planned future business development discussions will be unaffected by the restructuring. We believe that the restructuring increases our financial strength and positions us for longer-term sustainable growth.

Areas of Expertise

Integrated Drug Research, Discovery and Development Capabilities

We have built a multidisciplinary, integrated research and development platform that supports the complex, iterative nature of drug discovery, translational research and clinical development. Our platform has been designed to include all of the critical functions and expertise required to advance from gene to drug in a consistent and streamlined fashion. Our integrated approach supports rapid advancement of compounds from development candidate status to IND.

Our organizational structure is designed to create a seamless and flexible research and development process. It is configured to provide one consistent set of goals and objectives to all departments within the research and development organization and to give us the flexibility to allocate and focus our diverse resources to address our most pressing needs and those of our partners. This organizational structure ensures that our earliest discovery activities generate data that inform clinical development strategies, and enables us to apply what we learn in the clinic about our drug candidates to how we discover, assess and select new compounds for future development. We believe that this approach allows us to align the target profile of a specific compound with the molecular profiles of specific cancer types and patient populations. We also believe that this strengthens our ability to select appropriate patients for clinical trials, which may allow significant efficacy to be demonstrated using smaller, shorter trials. Similarly, we use biological approaches to identify disease indications that give us a clear and potentially shorter path to the market, which may allow us to decrease our development times and bring drugs to market sooner.

Additionally, we are leveraging what we learn through preclinical studies to identify clinical biomarkers that can be utilized to select patients who may be most likely to respond, or to determine early in the development process if the compound is having the expected effect in patients on the target(s) and pathway(s) of interest. This approach may result in an increased probability that patients receive effective therapies.

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

Our Pipeline

Overview

We have an extensive pipeline of compounds in various stages of development that will potentially treat cancer and various metabolic, cardiovascular and inflammatory disorders. All of our development compounds were generated through our internal drug discovery efforts, although we are developing certain of these compounds in collaboration with partners and have out-licensed others. We are focusing our development efforts on our lead clinical compounds, XL184, XL147 and XL765. These drug candidates are the most advanced in our pipeline, and we believe that they have the greatest near-term therapeutic and commercial potential. As a result, we are dedicating the majority of our resources to aggressively advance these drug candidates through development towards commercialization.

The following table sets forth compounds that we are developing independently or are co-developing with a partner:

Compound	Partner	Principal Targets	Indication	Stage of Development
XL184	Bristol-Myers Squibb	MET, VEGFR2, RET	Cancer	Phase 3
XL139	Bristol-Myers Squibb	Hedgehog	Cancer	Phase 1b
XL413	Bristol-Myers Squibb	CDC7	Cancer	Phase 1
XL888	Unpartnered	HSP90	Cancer	Phase 1
XL499	Unpartnered	PI3K-d	Cancer and inflammation	Preclinical

The following table sets forth those compounds that we have out-licensed to third parties for further development and commercialization:

Compound	Partner	Principal Targets	Indication	Stage of Development
XL880	GlaxoSmithKline	MET, VEGFR2	Cancer	Phase 2
XL147	sanofi-aventis	PI3K	Cancer	Phase 1b/2
XL765	sanofi-aventis	PI3K, mTOR	Cancer	Phase 1b/2
XL518	Genentech	MEK	Cancer	Phase 1b
XL281	Bristol-Myers Squibb	RAF	Cancer	Phase 1
XL652	Bristol-Myers Squibb	LXR	Metabolic and cardiovascular diseases	Phase 1
XL041	Bristol-Myers Squibb	LXR	Metabolic and cardiovascular diseases	Phase 1
XL550	Daiichi-Sankyo	MR	Metabolic and cardiovascular diseases	Preclinical
FXR	Pfizer	FXR	Metabolic and liver disorders	Preclinical
S1P1R	Boehringer Ingelheim	S1P1R (agonist)	Inflammation	Preclinical

The following table sets forth those compounds for which we are pursuing collaborations or other external opportunities:

Compound	Principal Targets	Indication	Stage of Development
XL228	IGF1R , ABL, SRC	Cancer	Phase 1
XL388	TORC1 & 2	Cancer	IND
XL541	S1P1R (antagonist)	Cancer	Preclinical
XL475	TGR5	Metabolic disease	Preclinical

XL184

XL184 (BMS-907351), our most advanced drug candidate, inhibits MET, VEGFR2 and RET, which are key drivers of tumor growth and/or vascularization. This compound has demonstrated dose-dependent tumor growth inhibition and tumor regression in a variety of preclinical tumor models, including thyroid, breast, pancreatic, non-small cell lung cancer and glioblastoma. A phase 1 clinical trial in patients with advanced malignancies for whom there are no other available therapies was initiated in September 2005. Preliminary data from this study were first reported by investigators at the 18th EORTC-NCI-AACR International Conference on Molecular Targets and Cancer Therapeutics, or the EORTC Symposium, in November 2006. Updated data from this study were presented at the 2007 and 2008 EORTC Symposia, the 44th Annual Meeting of the American Society of Clinical Oncology, or ASCO Annual Meeting, in June 2008, the World Congress on Thyroid Cancer in August 2009, the Annual Meeting of the European Thyroid Association in September 2009 and the 80th Annual Meeting of the American Thyroid Association in September 2009. A phase 1b/2 trial of XL184 as a single agent and in combination with erlotinib was initiated in January 2008 in patients with non-small cell lung cancer who have failed prior therapy with erlotinib, and a phase 2 trial of XL184 as a single agent was initiated in April 2008 in patients with advanced glioblastoma. Preliminary data from the latter study were presented at the ASCO Annual Meeting in June 2009 and at the Joint Meeting of the Society for Neuro-Oncology and the AANS/CNS Section on Tumors in October 2009. In addition, preliminary biomarker data from both the phase 2 trial in patients with advanced glioblastoma and the phase 1 trial in patients with advanced malignancies were presented at the 2009 EORTC Symposium. In July 2008, a phase 3 registration trial of XL184 as a potential treatment for medullary thyroid cancer was initiated following agreement between the United States Food and Drug Administration, or FDA, and us on the trial design through the FDA’s Special Protocol Assessment process. Assuming positive results from this registration trial, we currently expect to submit an NDA for XL184 as a treatment for medullary thyroid cancer in the United States in the second half of 2011. We are planning to initiate a phase 3 registration trial of XL184 as a potential treatment for recurrent glioblastoma by the end of 2010, assuming positive outcome of the ongoing phase 2 clinical evaluation in this indication.

As described under “ – Corporate Collaborations – Bristol-Myers Squibb – 2008 Cancer Collaboration,” in December 2008, we entered into a worldwide co-development collaboration with Bristol-Myers Squibb for the development and commercialization of XL184. We currently are conducting the majority of the development activity for XL184, and our collaboration agreement provides for the sharing of development costs. We believe that our continued involvement in the clinical development of XL184 will be beneficial to us as well as to the development of XL184. Our involvement potentially increases the pace of development for this drug candidate and thus accelerates the timing for potential commercialization, which in turn enhances our ability to realize profits on sales of any resulting products in the United States, as well as sales performance milestones and double-digit royalties on sales outside the United States.

PI3K Inhibitors (XL147 and XL765)

XL147 (SAR245408) selectively targets PI3K. Upregulation of PI3K activity is one of the most common characteristics of human tumor cells and can result from activation of growth factor receptors, amplification of the PIK3CA gene, activating mutations in the PIK3CA gene, downregulation of the PTEN lipid phosphatase, or activating mutations in RAS. Activation of PI3K results in stimulation of AKT and mTOR kinases resulting in promotion of tumor cell growth and survival. This survival signal plays a significant role in conferring resistance to chemo- and radio-therapy by inhibiting apoptotic cell death. XL147 is a potent and selective inhibitor of PI3K with excellent pharmacokinetic and pharmacodynamic properties that has shown substantial activity, both as a single agent and in combination with chemotherapy, in several preclinical xenograft models. We filed an IND for XL147 in March 2007 and initiated a phase 1 trial in June 2007. Preliminary data from this trial were reported at the EORTC Symposium in October 2007, and updated data were presented at the EORTC Symposia in October 2008 and November 2009 and at the ASCO Annual Meeting in June 2009. Two phase 1b/2 studies were initiated in 2008 combining XL147 with either erlotinib or combination chemotherapy (carboplatin and paclitaxel). Preliminary data from these trials were reported at the EORTC Symposium in November 2009. Additional studies initiated in early 2010 include a phase 2 study of XL147 as a single agent in patients with recurrent endometrial cancer, and a phase 1b/2 study of XL147 combined with trastuzumab or trastuzumab and paclitaxel in patients with HER2 positive breast cancer who previously progressed on a trastuzumab-based regimen.

XL765 (SAR245409) targets both PI3K and mTOR, key kinases in the PI3K signaling pathway. mTOR is a serine/threonine kinase that controls the protein translation machinery and hence cell growth. mTOR is activated by growth factors via PI3K and AKT, but is also activated in a PI3K-independent fashion in response to nutrient and energy levels. Thus, in some tumors, targeting both PI3K and mTOR may provide additional benefit compared to selectively targeting PI3K. XL765 is a potent inhibitor of PI3K and mTOR with excellent pharmacokinetic and pharmacodynamic properties that has shown substantial activity, both as a single agent and in combination with chemotherapy, in several preclinical xenograft models. We filed an IND for XL765 in April 2007 and initiated a phase 1 trial in June 2007. Preliminary data from this trial were reported at the EORTC Symposium in October 2007, and updated data were presented at the ASCO Annual Meetings in June 2008 and June 2009 and at the EORTC Symposia in October 2008 and November 2009. Two phase 1b/2 studies were initiated in 2008 combining XL765 with either erlotinib or temozolomide. Preliminary data from these trials were reported at the EORTC Symposium in November 2009.

As described under “ – Corporate Collaborations – sanofi-aventis,” in May 2009, we entered into a global license agreement and discovery collaboration with sanofi-aventis for the development and commercialization of XL147 and XL765 and the discovery of inhibitors of PI3K for the treatment of cancer. While XL147 and XL765 are out-licensed, we continue to be extensively involved in their development. All of our development activities with respect to XL147 and XL765 are funded by sanofi-aventis. We believe that our continued involvement in the clinical development of XL147 and XL765 will be beneficial to us as well as to the development of these drug candidates. Our involvement potentially increases the pace of development for these drug candidates and thus accelerates the timing for potential commercialization, which in turn enhances our ability to realize development, regulatory and commercial milestones under the license agreement, as well as royalties on commercial sales of any resulting products.

Other Compounds Being Developed Independently or Co-Developed with a Partner.

In addition to XL184, we are currently developing independently or are co-developing with a partner the following compounds:

•

XL139 (BMS-833923) inhibits activation of Hedgehog, or Hh, signaling by binding to smoothened, a key component of the signaling pathway. Genetic lesions that activate the Hh pathway are key drivers of basal cell carcinoma and medulloblastoma in humans. In addition, activation of the Hh signaling pathway via the action of the ligands SHh, IHh or DHh promotes cellular growth, and elevated ligand production and Hh pathway activation is observed in a variety of human tumors including pancreatic carcinoma, small-cell lung cancer, and glioblastoma. Signaling via the Hh pathway is also thought to promote survival of cancer stem cells, which constitute a particularly chemo- and radio-resistant component of tumors. In preclinical models, XL139 potently inhibits Hh signaling in tumors and significantly slows tumor growth. XL139 was advanced to development candidate status in July 2007. A phase 1 clinical trial in patients with advanced or metastatic cancer was initiated in July 2008, and preliminary data from this trial were reported at the 2009 EORTC Symposium. Additional studies initiated in 2009 or early 2010 included a phase 1b study of XL139 with cisplatin and capecitabine in inoperable, metastatic gastric, gastroesophageal, or esophageal adenocarcinomas, and a phase 1 study of XL139 with carboplatin and etoposide followed by XL139 alone in patients with extensive-stage small cell lung cancer. As described under “ – Corporate Collaborations – Bristol-Myers Squibb – 2007 Cancer Collaboration,” in January 2008, Bristol-Myers Squibb exercised its option to develop and commercialize XL139, and we exercised our option to co-develop and co-commercialize XL139.

•

XL413 (BMS-863233) is a small molecule inhibitor of the serine-threonine kinase CDC7. The function of CDC7 is required for DNA replication to proceed, and its activity is often upregulated in cancer cells. Studies suggest that CDC7 plays a role in regulation of cell cycle checkpoint control and protects tumor cells from apoptotic cell death during replication stress. Therefore, inhibition of CDC7 may have utility in the treatment of a wide variety of cancers, either as a single agent or in combination with DNA damaging agents. XL413 was advanced to development candidate status in October 2008. A phase 1 clinical trial in patients with hematologic cancer was initiated in March 2009, and phase 1 study in patients with advanced and/or metastatic solid tumors was initiated in May 2009. As described under “ – Corporate Collaborations – Bristol-Myers Squibb – 2007 Cancer Collaboration,” in November 2008, Bristol-Myers Squibb exercised its option to develop and commercialize XL413, and we exercised our option to co-develop and co-commercialize XL413.

•

XL888 is a novel, synthetic inhibitor of HSP90, a chaperone protein that promotes the activity and stability of a range of key regulatory proteins including kinases. The activity of HSP90 is particularly prominent in tumor cells, where it promotes the activity of proteins controlling cell proliferation and survival. Natural product based inhibitors of HSP90 are currently in clinical trials and have shown encouraging signs of anti-tumor activity, but their utility is limited by poor pharmacokinetic properties and by their side effect profiles. XL888 inhibits HSP90 with potency comparable to natural product-based inhibitors, but has good oral bioavailability and an improved tolerability profile in preclinical models. XL888 exhibits substantial anti-tumor activity at well tolerated doses in multiple preclinical xenograft tumor models. XL888 was advanced to development candidate status in October 2007, and we filed an IND in October 2008 and initiated a phase 1 clinical trial in November 2008.

•

XL499 is a potent and selective inhibitor of PI3K-d, a class 1A PI3K isoform expressed primarily in hematopoietic cells and some hematologic malignancies. PI3K-d plays important roles in various aspects of immune cell function, including mast cell degranulation, B lymphocyte maturation, and T lymphocyte differentiation. Targeting PI3K-d signaling has been shown to significantly reduce inflammation and disease progression in preclinical models of rheumatoid arthritis and allergic asthma. In addition, selectively targeting PI3K-d has been shown to lead to clinically relevant responses in some lymphoma patients. XL499 exhibits potent activity against PI3K-d in cells, and is highly selective when compared to other PI3K isoforms, protein kinases, or GPCRs. In addition, oral administration of XL499 results in robust anti-inflammatory activity in preclinical models of passive cutaneous anaphylaxis, inflammatory cytokine release, and edema. XL499 was advanced to development candidate status in January 2010.

Other Out-Licensed Compounds.

In addition to XL147 and XL765, we have out-licensed to third parties for further development and commercialization the following compounds in preclinical and clinical development:

•

XL880 (foretinib) is a potent inhibitor of MET and VEGFR2, which play synergistic roles in promoting tumor growth and angiogenesis. Activation or overexpression of MET has been documented as a negative prognostic indicator in patients with various carcinomas and in patients with multiple myeloma, glioma and other solid tumors. Interim data from an ongoing phase 1 trial of XL880 were presented at the 2005 EORTC Symposium and at the 2006 ASCO Annual Meeting. Updated data were reported at the 2006 and 2009 EORTC Symposia. A phase 2 clinical trial of XL880 was initiated in patients with hereditary or sporadic papillary renal cell carcinoma in June 2006, and data from this trial were reported at the 2007 EORTC Symposium and at the 2008 and 2009 ASCO Annual Meetings. Another phase 2 trial was initiated in patients with metastatic, poorly differentiated diffuse gastric cancer in December 2006, and data from this trial were reported at the 2008 and 2009 ASCO Annual Meetings. Additionally, a phase 2 trial was initiated in head and neck cancer patients in August 2007, and data from this trial were reported at the 2009 EORTC Symposium. As described under “ –Corporate Collaborations – GlaxoSmithKline,” in December 2007, GlaxoSmithKline exercised its option to further develop and commercialize XL880, and we transferred the XL880 development program to GlaxoSmithKline in the first quarter of 2008.

•

XL518 (GDC-0973) is a novel small molecule inhibitor of MEK, a key component of the RAS/RAF/MEK/ERK signaling pathway. This pathway is frequently activated in human tumors and is required for transmission of growth-promoting signals from numerous receptor tyrosine kinases. Preclinical studies have demonstrated that XL518 is a potent and specific inhibitor of MEK with highly optimized pharmacokinetic and pharmacodynamic properties. XL518 exhibits oral bioavailability in multiple species and causes substantial and durable inhibition of ERK phosphorylation in xenograft tumor models. Administration of XL518 causes tumor regression in multiple xenograft models with mutationally-activated B-RAF or RAS. We filed an IND for XL518 in December 2006 and initiated a phase 1 clinical trial in May 2007. In December 2006, we entered into a collaboration agreement with Genentech for the development and commercialization of XL518, as described under “ – Corporate Collaborations – Genentech.” We reached the maximum tolerated dose for XL518 in early 2009 and in March 2009 transferred the compound to Genentech, which is responsible for all further clinical development.

•

XL281 (BMS-908662) specifically targets RAF, which is a cytoplasmic serine/threonine kinase that lies immediately downstream of RAS, and is a key component of the RAS/RAF/MEK/ERK pathway that is frequently activated in human tumors. Activating mutations in B-RAF occur in a large proportion of melanoma patients, indicating a potentially pivotal role for deregulation of this kinase in the progression of melanoma. XL281 is a potent and highly selective inhibitor of RAF kinases, is orally bioavailable and exhibits substantial activity in tumor xenograft models. A phase 1 trial was initiated in April 2007. Preliminary data from this trial were presented at the EORTC Symposium in October 2008 and updated data were presented at the ASCO Annual Meeting in June 2009. As described under “ –Corporate Collaborations – Bristol-Myers Squibb – 2008 Cancer Collaboration,” in December 2008, we entered into a collaboration agreement with Bristol-Myers Squibb pursuant to which we granted to Bristol-Myers Squibb an exclusive worldwide license to develop and commercialize XL281.

•	XL652 and XL041 target the liver X receptor, or LXR, which modulates genes involved in regulation of lipid and cholesterol homeostasis. Activation of LXRa or LXRb in foam cells in atherosclerotic plaques promotes reverse cholesterol transport and results in marked anti-atherogenic activity in multiple preclinical models of atherosclerosis. However, prototype LXR agonists also activate LXRa in the liver resulting in increased fatty acid synthesis and consequent elevations in hepatic and circulating triglycerides, an unacceptable side effect. XL652 and XL041 are novel LXR agonists that effectively reduce atherosclerotic plaques in preclinical models at doses that do not result in triglyceride elevations. XL652 and XL041 were developed under a collaboration with Bristol-Myers Squibb, which is responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds. For more information on our LXR collaboration, see “ – Corporate Collaborations – Bristol-Myers Squibb – LXR Collaboration.”

•

XL550 is a potent, selective, non-steroidal mineralocorticoid receptor, or MR, antagonist that is active in animal models of hypertension and congestive heart failure. XL550 has shown excellent oral bioavailability and drug metabolism and pharmacokinetic properties in multiple preclinical models and has exhibited a significantly better pharmacokinetic and pharmacodynamic profile as compared to existing steroid drugs. In multiple studies in various non-clinical species, XL550 shows potent anti-hypertensive action and anti-hypertrophic action on the heart, lung and kidney. In addition, XL550 shows 50-100 times greater potency vs. eplerenone in various preclinical vivo studies related to hypertension and congestive heart failure. As a novel proprietary non-steroidal MR antagonist, XL550 has the potential to offer highly effective and safe therapeutic approaches for the treatment of hypertension and congestive heart failure. XL550 was licensed to Daiichi Sankyo Company Limited, or Daiichi-Sankyo, for development and commercialization in March 2006. Daiichi-Sankyo is responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compound. See “ – Corporate Collaborations – Other Collaborations – Daiichi-Sankyo.”

•

Farnesoid X Receptor, or FXR, has been shown to function as a bile acid receptor regulating genes involved in lipid, cholesterol and bile acid homeostasis. We have identified proprietary, potent and selective FXR ligands (compounds that bind to a receptor) that have good oral bioavailability and drug metabolism and pharmacokinetic properties. In rodent models of dyslipidemia, these compounds lowered triglycerides by decreasing triglyceride synthesis and secretion. In addition, they improved the high-density lipoprotein (HDL)/low-density lipoprotein (LDL) ratio and are anti-atherogenic (prevent the formation of lipid deposits in the arteries) in animal models of atherosclerosis. These compounds are also active in models of cholestasis (a condition in which bile excretion from the liver is blocked), cholesterol gallstones and liver fibrosis. These data suggest that small molecule ligands targeting FXR may function as novel therapeutic agents for treating symptoms and disease states associated with metabolic syndrome as well as certain liver disorders. In December 2005, we licensed the FXR program to Pfizer, Inc. (formerly Wyeth Pharmaceuticals, Inc.). Pfizer is responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds. For information regarding our collaboration with Pfizer, see “ – Corporate Collaborations – Other Collaborations – Pfizer.”

•

S1P1 Receptor is a member of a family of five GPCRs that modulate cellular function and survival in response to sphingosine-1-phosphate (S1P). S1P1 controls trafficking of lymphocytes, and activation of S1P1 lowers peripheral lymphocyte counts. S1P receptor agonists exhibit substantial activity in preclinical inflammation models and FTY720, a pan S1P receptor agonist, was efficacious in clinical trials in patients with multiple sclerosis. We have optimized a series of potent and selective S1P1 agonists that lack activity against S1P3, which may contribute to the cardiac side effects observed with pan S1P agonists. One of our compounds, EXEL-9953, is an advanced lead that exhibits potent and durable reductions in lymphocyte counts following oral dosing in multiple preclinical species. This program is being advanced as part of a collaboration with Boehringer Ingleheim. For more information on our collaboration with Boehringer Ingelheim, see “ – Corporate Collaborations – Other Collaborations – Boehringer Ingelheim.”

Potential Collaboration Candidates

Consistent with our strategy of focusing our resources on our most advanced clinical compounds and controlling costs, we are actively pursuing collaborations or other external opportunities for certain compounds in preclinical and clinical development for which we believe that the capabilities and resources of a partner can accelerate development and help to fully realize their therapeutic and commercial potential. Going forward, we do not intend to make significant additional investments in the following compounds:

•

XL228 targets IGF1R, an RTK that is highly expressed and activated in a broad range of human tumors and is thought to promote tumor growth, survival and resistance to chemotherapeutic agents. In addition, XL228 potently inhibits the T315I mutant form of BCR-ABL, which is resistant to inhibition by other targeted therapies approved for chronic myelogenous leukemia. XL228 also targets SRC, a tyrosine kinase that is activated and/or expressed in many tumors and plays an important role in tumor angiogenesis, progression and metastisis. XL228 exhibited activity in a variety of solid tumor xenograft models. We filed an IND for XL228 in August 2006. We subsequently observed formulation stability data resulting in the need for minor changes in formulation. We then initiated a phase 1 clinical trial in May 2007 in patients with chronic myelogenous leukemia who have failed or have been intolerant to imatinib and dasatinib therapy, and a phase 1 trial in patients with solid tumors in October 2007. Preliminary data from the trial in patients with chronic myelogenous leukemia were reported at the annual meeting of the American Society of Hematology in December 2007 and 2008. Preliminary data from the phase 1 trial in patients with solid tumors were presented at the EORTC Symposium in October 2008 and updated data were presented at the ASCO Annual Meeting in June 2009 and the EORTC Symposium in November 2009.

•

XL388 is a selective, ATP-competitive inhibitor of mTOR that targets both mTORC1 and mTORC2 kinase complexes. Dysregulation of mTOR signaling is common in tumor cells and may occur as a result of overexpression or mutational activation of receptor tyrosine kinases (i.e. EGFR and IGF1R), downstream signaling proteins (i.e. PI3K, RAS, RAF, and MEK), or tumor suppressors (i.e. PTEN, TSC1/TSC2, or LKB1). In addition, chemotherapy and radiation treatments have been shown to elevate mTORC2/AKT-mediated survival signaling, which plays a significant role in conferring resistance to these therapies. In preclinical tumor models, oral administration of XL388 results in dose-dependent inhibition of mTOR signaling, inhibition of tumor cell proliferation, and tumor growth inhibition or regression. XL388 was advanced to development candidate status in April 2009, and we filed an IND in December 2009.

•

XL541 is a selective antagonist of the S1P1 receptor, a member of a family of five GPCRs that modulate cellular function and survival in response to sphingosine-1-phosphate. S1P1 plays a critical role in vascular maturation, which is required for tumors to develop a functional vasculature. Accordingly, blockade of S1P1 function has been shown to impair vascularization and to decrease tumor growth and metastasis in preclinical tumor models. In addition to its role in the vasculature, S1P1 has been shown to play important roles in driving cell proliferation in a variety of human tumors including lung cancer, ovarian cancer, melanoma and glioma. In preclinical models, oral administration of XL541 results in substantial regression of the vasculature in tumors, and tumor growth inhibition, without any noticeable impact on the vasculature in normal tissue. In addition, combined administration of XL541 with chemotherapy results in synergistic and durable anti-tumor activity. XL541 was advanced to development candidate status in December 2008.

•

XL475 is small-molecule agonist of TGR5, a member of the of the GPCR superfamily that is highly expressed in the gall bladder and intestine. Bile acids have been implicated as endogenous TGR5 agonists and shown to increase secretion of glucagon-like-peptide-1 (GLP-1), a hormone that affects multiple metabolic parameters including increased insulin secretion from the pancreas and lowering of blood glucose. Stimulating GLP-1 secretion by activation of TGR5 is a rational and complementary therapeutic strategy with GLP-1 mimetics and DPP-IV inhibitors for the treatment of diabetes. XL475 is a potent, selective, and orally administered agonist of TGR5 that increases GLP-1 secretion in multiple species. XL475 was designed to selectively target the TGR5 receptors in the intestine without significant systemic exposure to enhance the therapeutic index for potential chronic administration. In preclinical models of type 2 diabetes, XL475 is highly effective in lowering blood glucose, improving glucose tolerance, improving plasma and hepatic lipid levels, and reducing hepatic steatosis. XL475 was advanced to development candidate status in January 2010.

Corporate Collaborations

Based on the strength of our expertise in biology, drug discovery and development, we have established collaborations with leading pharmaceutical and biotechnology companies that allow us to retain economic participation in compounds and support additional development of our pipeline. Our collaborations generally fall into one of two categories: collaborations in which we co-develop compounds with a partner, share development costs and profits from commercialization and may have the right to co-promote products in the United States, and collaborations in which we out-license compounds to a partner for further development and commercialization, have no further unreimbursed cost obligations and are entitled to receive milestones and royalties or a share of profits from commercialization. Under either form of collaboration, we may also be entitled to license fees, research funding and milestone payments from research results and subsequent product development activities.

sanofi-aventis

In May 2009, we entered into a global license agreement with sanofi-aventis for XL147 and XL765, and a broad collaboration for the discovery of inhibitors of PI3K for the treatment of cancer. The license agreement and collaboration agreement became effective on July 7, 2009. In connection with the effectiveness of the license and collaboration, on July 20, 2009, we received upfront payments of $140.0 million ($120.0 million for the license and $20.0 million for the collaboration), less applicable withholding taxes of $7.0 million, for a net receipt of $133.0 million. We expect to receive a refund payment from the French government in 2010 with respect to the withholding taxes previously withheld.

Under the license agreement, sanofi-aventis received a worldwide exclusive license to XL147 and XL765, which are currently in phase 1, phase 1b/2 and phase 2 clinical trials, and has sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities. It is expected that we will continue to participate in the conduct of ongoing and potential future clinical trials and manufacturing activities. Sanofi-aventis is responsible for funding all future development activities with respect to XL147 and XL765, including our activities. Under the collaboration agreement, the parties are combining efforts in establishing several pre-clinical PI3K programs and jointly share responsibility for research and preclinical activities related to isoform-selective inhibitors of PI3K-a and -b. Sanofi-aventis will provide us with guaranteed annual research and development funding during the research term and is responsible for funding all development activities for each product following approval of the investigational new drug application filed with the applicable regulatory authorities for such product. Sanofi-aventis will have sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities of any products arising from the collaboration. However, we may be requested to conduct certain clinical trials at sanofi-aventis’ expense. The research term under the collaboration is three years, although sanofi-aventis has the right to extend the term for an additional one-year period upon prior written notice.

In addition to the aggregate upfront cash payments for the license and collaboration agreements, we are entitled to receive guaranteed research funding of $21.0 million over three years to cover certain of our costs under the collaboration agreement. For both the license and the collaboration combined, we will be eligible to receive development, regulatory and commercial milestones of over $1.0 billion in the aggregate, as well as royalties on sales of any products commercialized under the license or collaboration.

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

Bristol-Myers Squibb

2008 Cancer Collaboration. In December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for XL184 and XL281. Upon effectiveness of the agreement in December 2008, Bristol-Myers Squibb made an upfront cash payment of $195.0 million for the development and commercialization rights to both programs. The agreement required Bristol-Myers Squibb to make additional license payments to us of $45.0 million, which were received during 2009.

We and Bristol-Myers Squibb have agreed to co-develop XL184, and potentially a backup program for XL184. The companies will share worldwide (except for Japan) development costs for XL184. We are responsible for 35% of such costs and Bristol-Myers Squibb is responsible for 65% of such costs, except that we are responsible for funding the initial $100.0 million of combined costs and have the option to defer payments for development costs above certain thresholds. In return, we will share 50% of the commercial profits and losses (including pre-launch commercialization expenses) in the United States and have the option to co-promote XL184 in the United States. Bristol-Myers Squibb is responsible for all costs intended to support regulatory approval in Japan. We have the right to defer payment for certain early commercialization and other related costs above certain thresholds. We are eligible to receive sales performance milestones of up to $150.0 million and double-digit royalties on sales on XL184 outside the United States. The clinical development of XL184 is directed by a joint committee. It is anticipated that we will continue to conduct certain clinical development activities for XL184. We may opt out of the co-development for XL184, in which case we would instead be eligible to receive development and regulatory milestones of up to $295.0 million, double-digit royalties on XL184 product sales worldwide and sales performance milestones. Our co-development and co-promotion rights may be terminated in the event that we have “cash reserves” below $80.0 million and we are unable to increase such cash reserves to $80.0 million or more within 90 days, in which case we would receive development and regulatory milestones, sales milestones and double-digit royalties, instead of sharing product profits on XL184 in the United States. For purposes of the agreement, “cash reserves” includes our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under certain financing arrangements. Our co-promotion rights on XL184 in the United States, and possibly our right to share product profits on XL184, may be terminated in the event we undergo certain change of control transactions. Bristol-Myers Squibb may, upon certain prior notice to us, terminate the agreement as to products containing XL184 or XL281. In the event of such termination election, Bristol-Myers Squibb’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize such products.

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

For each IND candidate selected, we are entitled to receive a $20.0 million selection milestone from Bristol-Myers Squibb. Once selected, Bristol-Myers Squibb will lead the further development and commercialization of the selected IND candidates. In addition, we have the right to opt in to co-promote the selected IND candidates, in which case we will equally share all development costs and profits in the United States. If we opt-in, we will be responsible for 35% of all development costs related to clinical trials intended to support regulatory approval in both the United States and the rest of the world (except for Japan), with the remaining 65% and all costs intended to support regulatory approval in Japan to be paid by Bristol-Myers Squibb. We have the right to defer payment for certain development costs above certain thresholds. If we do not opt in to co-promote the selected IND candidates, we would be entitled to receive milestones and royalties in lieu of profits from sales in the United States. Outside of the United States, Bristol-Myers Squibb will have primary responsibility for development activities and we will be entitled to receive royalties on product sales. After exercising its co-development option, Bristol-Myers Squibb may, upon notice to us, terminate the agreement as to any product containing or comprising the selected candidate. In the event of such termination election, Bristol-Myers Squibb’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize certain collaboration compounds that were discovered.

In January 2008 and November 2008, Bristol-Myers Squibb exercised its option under the collaboration to develop and commercialize XL139 and XL413, respectively. Under the terms of the collaboration agreement, the selection of XL139 and XL413 by Bristol-Myers Squibb entitled us to a milestone payment of $20.0 million each, which we received in February 2008 and December 2008, respectively. In addition, we exercised our option under the collaboration agreement to co-develop and co-commercialize each of XL139 and XL413 in the United States. Bristol-Myers Squibb is leading all global activities with respect to XL139 and XL413. The parties will co-develop and co-commercialize each of XL139 and XL413 in the United States and expect to, subject to exercising our co-promotion option, share those profits 50/50. The parties will share U.S. commercialization expenses 50/50 and we will be responsible for 35% of global (except for Japan) development costs, with the remaining 65% and all costs intended to support regulatory approval in Japan to be paid by Bristol-Myers Squibb. We have the right to defer payment for certain development costs above certain thresholds. We will be entitled to receive double-digit royalties on product sales outside of the United States.

LXR Collaboration. In December 2005, we entered into a collaboration agreement with Bristol-Myers Squibb for the discovery, development and commercialization of novel therapies targeted against LXR, a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. This agreement became effective in January 2006, at which time we granted Bristol-Myers Squibb an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR. During the research term, we jointly identified drug candidates with Bristol-Myers Squibb that were ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by Bristol-Myers Squibb, Bristol-Myers Squibb agreed to be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and sales/marketing activities for the selected drug candidate. We do not have rights to reacquire the drug candidates selected by Bristol-Myers Squibb. The research term expired in January 2010 and we are currently conducting a technology transfer to enable Bristol-Myers Squibb to continue the LXR program.

Under the collaboration agreement, Bristol-Myers Squibb paid us a nonrefundable upfront payment in the amount of $17.5 million and was obligated to provide research and development funding of $10.0 million per year for an initial research period of two years. In September 2007, the collaboration was extended at Bristol-

Myers Squibb’s request through January 12, 2009, and in November 2008, the collaboration was further extended at Bristol-Myers Squibb’s request through January 12, 2010. Under the collaboration agreement, Bristol-Myers Squibb is required to pay us development and regulatory milestones of up to $140.0 million per product for up to two products from the collaboration. In addition, we are also entitled to receive sales milestones and royalties on sales of any products commercialized under the collaboration. In connection with the extension of the collaboration through January 2009 and subsequently January 2010, Bristol-Myers Squibb paid us additional research funding of approximately $7.7 million and approximately $5.8 million, respectively. In December 2007, we received $5.0 million for achieving a development milestone.

2001 Cancer Collaboration. In July 2001, we entered into a cancer collaboration agreement with Bristol-Myers Squibb. Under the terms of the collaboration, Bristol-Myers Squibb paid us a $5.0 million upfront license fee and agreed to provide us with $3.0 million per year in research funding for a minimum of three years. In December 2003, the cancer collaboration was extended until January 2007, at which time Bristol-Myers Squibb elected to continue the collaboration until it expired in July 2009. The goal of the extension was to increase the total number and degree of validation of cancer targets that we delivered to Bristol-Myers Squibb. Each company maintains the option to obtain exclusive worldwide rights to equal numbers of validated targets arising from the collaboration. Under the terms of the extended collaboration, Bristol-Myers Squibb provided us with an upfront payment and agreed to provide increased annual research funding and milestones on certain cancer targets arising from the collaboration that progress through specified stages of validation. We will also be entitled to receive milestones on compounds in the event of successful clinical and regulatory events and royalties on commercialized products.

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

Under the terms of the co-development agreement, we were responsible for developing XL518 through the end of a phase 1 clinical trial, and Genentech had the option to co-develop XL518, which Genentech could exercise after receipt of certain phase 1 data from us. In March 2008, Genentech exercised its option, triggering a payment to us of $3.0 million, which we received in April 2008. We were responsible for the phase 1 clinical trial until the point that a maximum tolerated dose, or MTD, was determined. After MTD was achieved, we granted to Genentech an exclusive worldwide revenue-bearing license to XL518 in March 2009 and Genentech is responsible for completing the phase 1 clinical trial and subsequent clinical development. We expect to receive a $7.0 million milestone payment in April 2010. Genentech is responsible for all further development costs of XL518 and we will share equally in the U.S. commercialization costs. On an annual basis, we are entitled to an initial equal share of U.S. profits and losses, which will decrease as sales increase, and we are also entitled to royalties on non-U.S. sales. We also have the option to co-promote in the United States. Genentech has the right to terminate the agreement without cause at any time. If Genentech terminates the co-development agreement without cause, all licenses that were granted to Genentech under the agreement terminate and revert to us. Additionally, we would receive, subject to certain conditions, licenses from Genentech to research, develop and commercialize reverted product candidates.

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

Under the collaboration agreement, Genentech had primary responsibility in the field of cancer for research and development activities as well as rights for commercialization of any products. In the fields of inflammatory disease and in the fields of tissue growth and repair, we had primary responsibility for research activities. In May 2008, the research term under the collaboration expired, at which time we had the option to elect to share a portion of the costs and profits associated with the development, manufacturing and commercialization of products in one of the fields. In June 2008, we elected to share a portion of the costs and profits associated with the development, manufacturing and commercialization of a therapeutic to treat tissue growth and repair. For all products under the collaboration agreement that were not elected as cost or profit sharing products, we may receive milestone and royalty payments.

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

In July 2008, we achieved proof-of-concept for XL184 and submitted the corresponding data report to GlaxoSmithKline. In October 2008, GlaxoSmithKline notified us in writing that it decided not to select XL184 for further development and commercialization and that it waived its right to select XL281, XL228, XL820 and XL844 for further development and commercialization. As a result, we retained the rights to develop, commercialize, and/or license all of the compounds, subject to payment to GSK of a 3% royalty on net sales of any product incorporating XL184. As described under “ – Bristol-Myers Squibb – 2008 Cancer Collaboration,” in December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for XL184 and XL281. We discontinued development of XL820 and XL844 in December 2008.

The $85.0 million loan we received from GlaxoSmithKline bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. As of December 31, 2009, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $70.8 million, after giving effect to a cash payment we made to GlaxoSmithKline of $34.7 million on October 27, 2009 for the first of three annual installments of principal and accrued interest due under the loan. The second and third installments of principal and accrued interest under the loan are due on October 27, 2010 and October 27, 2011, respectively. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions, or cash. During 2010, we may pursue a potential refinancing of the GlaxoSmithKline loan with a third party, although there can be no assurance that we would be able to do so on terms that are acceptable to us, if at all.

Other Collaborations

Boehringer Ingelheim. In May 2009, we entered into a collaboration agreement with Boehringer Ingelheim to discover, develop and commercialize products that consist of agonists of the sphingosine-1-phosphate type 1 receptor, or S1P1R, a central mediator of multiple pathways implicated in a variety of autoimmune diseases.

Under the terms of the agreement, Boehringer Ingelheim paid us an upfront cash payment of $15.0 million for the development and commercialization rights to our S1P1R agonist program. We share responsibility for discovery activities under the collaboration with Boehringer Ingelheim. The agreement provides that the parties will each conduct research under a mutually agreed upon research plan until such time that we submit a compound that has met agreed-upon criteria, or such later time as agreed upon by the parties. The parties are each responsible for their respective costs and expenses incurred in connection with performing research under the collaboration. Under the collaboration, Boehringer Ingelheim also has the right, at its own expense, to conduct additional research on S1P1R agonists outside of the scope of the research plan agreed to by the parties. The agreement further provides that Boehringer Ingelheim will receive an exclusive worldwide license to further develop, commercialize and manufacture compounds developed under the collaboration and will have sole responsibility for, and shall bear all costs and expenses associated with, all subsequent pre-clinical, clinical, regulatory, commercial and manufacturing activities. In return, we will potentially receive up to $339.0 million in further development, regulatory and commercial milestones and are eligible to receive royalties on worldwide sales of products commercialized under the collaboration.

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

Daiichi-Sankyo paid us a nonrefundable upfront payment in the amount of $20.0 million and was obligated to provide research and development funding of $3.8 million over a 15-month research term. In June 2007, our collaboration agreement with Daiichi-Sankyo was amended to extend the research term by six months over which Daiichi-Sankyo was required to provide $1.5 million in research and development funding. In November 2007, the parties decided not to further extend the research term. For each product from the collaboration, we are also entitled to receive payments upon attainment of pre-specified development, regulatory and commercialization milestones. In addition, we are also entitled to receive royalties on any sales of certain products commercialized under the collaboration. Daiichi-Sankyo may terminate the agreement upon 90 days’ written notice in which case Daiichi-Sankyo’s payment obligations would cease, its license relating to compounds that modulate MR would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Daiichi-Sankyo to research, develop and commercialize compounds that were discovered under the collaboration.

Pfizer (formerly Wyeth Pharmaceuticals). In December 2005, we entered into a license agreement with Pfizer related to compounds targeting FXR, a nuclear hormone receptor implicated in a variety of metabolic and liver disorders. Under the terms of the agreement, we granted to Pfizer an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate FXR. Pfizer paid us a nonrefundable upfront payment in the amount of $10.0 million and we received $4.5 million in November 2006 for achieving a development milestone. In November 2007, Pfizer paid us $2.5 million for achieving a second development milestone. Pfizer is obligated to pay additional development and commercialization milestones of up to $140.5 million as well as royalties on sales of any products commercialized by Pfizer under the agreement. Pfizer is responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds. Subject to certain terms and conditions, Pfizer has the option to terminate the license agreement.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	preclinical laboratory and animal tests that must be conducted in accordance with Good Laboratory Practices, or GLP;

•	submission of an IND, which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug candidate for its intended use;

•	pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with Good Manufacturing Practices and Good Clinical Practices; and

•	FDA approval of an NDA for commercial marketing, or NDA supplement, for an approval of a new indication if the product is already approved for another indication.

The testing and approval process requires substantial time, effort and financial resources.

Prior to commencing the first clinical trial with a product candidate, we must submit an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development, and the FDA must grant permission for each clinical trial to start and continue. Further, an independent institutional review board for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the trial commences at that center. Regulatory authorities or an institutional review board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

•

Phase 3 – When phase 2 evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, phase 3 trials are undertaken in large patient populations to further evaluate dosage, to provide replicate statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical trial sites.

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called phase 4 studies may be made a condition to be satisfied after a drug receives approval. The results of phase 4 studies can confirm the effectiveness of a product candidate and can provide important safety information to augment the FDA’s adverse drug reaction reporting system. The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA, or as part of an NDA supplement. The submission of an NDA or NDA supplement requires payment of a substantial User Fee to FDA. The FDA may convene an advisory committee to provide clinical insight on NDA review questions. The FDA may deny approval of an NDA or NDA supplement by way of a Complete Response letter if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA or NDA supplement does not satisfy the criteria for approval. An NDA may be approved with significant restrictions on its labeling, marketing and distribution under a Risk Evaluation and Mitigation Strategy, or REMS. Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of product candidates or new diseases for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for new indications for our product candidates on a timely basis, if at all. Success in early stage clinical trials does not ensure success in later stage clinical trials. Targets and pathways identified in vitro may be determined to be less relevant in clinical studies and results in animal model studies may not be predictive of human clinical results. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

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

Competition

There are many companies focused on the development of small molecules and antibodies for diseases including cancer and metabolic and cardiovascular disorders. Our potential competitors include major pharmaceutical and biotechnology companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Many of our potential competitors have significantly more financial, technical and other resources than we do, which may allow them to have a competitive advantage.

We believe that our ability to successfully compete will depend on, among other things:

•	efficacy, safety and reliability of our product candidates;

•	timing and scope of regulatory approval;

•	the speed at which we develop product candidates;

•	our ability to complete preclinical testing and clinical development and obtaining regulatory approvals for product candidates;

•	our ability to manufacture and sell commercial quantities of a product to the market;

•	the availability of reimbursement for product use in approved indications;

•	product acceptance by physicians and other health care providers;

•	quality and breadth of our technology;

•	skills of our employees and our ability to recruit and retain skilled employees;

•	protection of our intellectual property; and

•	availability of substantial capital resources to fund development and commercialization activities.

We believe that the quality and breadth of our technology platform, the skill of our employees and our ability to recruit and retain skilled employees, our patent portfolio and our capabilities for research and drug development are competitive strengths. However, many large pharmaceutical and biotechnology companies have significantly larger intellectual property estates than we do, more substantial capital resources than we have, and greater capabilities and experience than we do in preclinical and clinical development, sales, marketing, manufacturing and regulatory affairs.

Any products that we may develop or discover are likely to be in highly competitive markets. We are aware of products in research or development by our competitors that address all of the diseases we are targeting, and any of these products may compete with our drug candidates. Our competitors may succeed in developing their products before we do, obtaining approvals from the FDA or other regulatory agencies for their products more rapidly than we do, or developing products that are more effective than our products. These products or technologies might render our technology obsolete or noncompetitive. There may also be drug candidates of which we are not aware at an earlier stage of development that may compete with our drug candidates. In addition, any drug candidate that we successfully develop may compete with existing therapies that have long histories of use, such as chemotherapy and radiation treatments in cancer indications. Examples of potential competition for XL184 include AstraZeneca’s development-stage VEGFR and EFGR inhibitor, vandetanib, and other VEGF pathway inhibitors, including Genentech’s bevacizumab and AstraZeneca’s cediranib. Examples of potential competition for XL147 and XL765 include early-stage development programs of various pharmaceutical and biotechnology companies, including Genentech, Novartis, Pfizer, Calistoga Pharmaceuticals and Semafore Pharmaceuticals. We anticipate that our compounds would compete with any of these potential products on the basis of the factors described above.

Research and Development Expenses

Research and development expenses consist primarily of personnel expenses, laboratory supplies, consulting and facilities costs. Research and development expenses were $234.7 million for the year ended December 31, 2009, compared to $257.4 million for the year ended December 31, 2008 and $225.4 million for the year ended December 31, 2007.

Revenues from Significant Collaborators

In 2009, we derived 54% and 31% of our revenues from Bristol-Myers Squibb and sanofi-aventis, respectively.

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

Employees

As of December 31, 2009, we had 676 full-time employees worldwide, 230 of whom held Ph.D. and/or M.D. degrees, most of whom were engaged in full-time research and development activities. After giving effect to the restructuring we implemented on March 8, 2010, we had 403 full-time employees worldwide, 139 of whom held Ph.D. and/or M.D. degrees, most of whom were engaged in full-time research and development activities. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

As of December 31, 2009, we had $221.0 million in cash and cash equivalents and short-term and long-term marketable securities, which included restricted cash and investments of $6.4 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities and funding that we expect to receive from collaborators, which includes anticipated cash from additional business development activity, will enable us to maintain our operations, after giving effect to the restructuring we implemented on March 8, 2010, for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

repayment of our loan from GlaxoSmithKline—In October 2002, we entered into a collaboration with GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. As of December 31, 2009, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $70.8 million, after giving effect to a cash payment we made to GlaxoSmithKline of $34.7 million on October 27, 2009 for the first of three annual installments of principal and accrued interest due under the loan. The second and third installments of principal and accrued interest under the loan are due on October 27, 2010 and October 27, 2011, respectively. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions, or cash. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and in the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock. During 2010, we may pursue a potential refinancing of the GlaxoSmithKline loan with a third party, although there can be no assurance that we would be able to do so on terms that are acceptable to us, if at all;

•

the progress and scope of the development activity with respect to XL184, our most advanced compound—We are focusing our development efforts on XL184, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. As described under Item 1 of this report under “Business—Corporate Collaborations—Bristol-Myers Squibb—2008 Cancer Collaboration” in December 2008, we entered into a worldwide co-development collaboration with Bristol-Myers Squibb for the development and commercialization of XL184. The companies will share worldwide (except for Japan) development costs for XL184. We are responsible for 35% of such costs and Bristol-Myers Squibb is responsible for 65% of such costs, except that we are responsible for funding the initial $100.0 million of combined costs and have the option to defer payments for development costs above certain thresholds. In return, we will share 50% of the commercial profits and losses (including pre-launch commercialization expenses) in the United States and have the option to co-promote XL184 in the United States. Bristol-Myers is responsible for all costs intended to support regulatory approval in Japan. We have the right to defer payment for certain early commercialization and other related costs above certain thresholds. During the term of the collaboration, so long as we have not opted out of the co-development of XL184, there may be periods during which Bristol-Myers Squibb will partially reimburse us for certain research and development expenses, and other periods during which we will owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. On an annual basis, to the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In annual periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Generally, the direction of cash flows will depend on the level of development activity by either party, which may change during the development term. Our capital requirements will be impacted by the level of our expenses for the development activity conducted by us and the degree to which we will be required to make payments to, or we will receive payments from, Bristol-Myers Squibb. If we opt out of the co-development of XL184, we would have no further unreimbursed cost obligations for that compound;

•	the progress and scope of other research and development activities conducted by us;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds;

•	our ability to enter into new collaboration agreements, licensing agreements and other arrangements that provide additional payments;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents and marketable securities that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost of any acquisitions of or investments in businesses, products and technologies.

One or more of these factors or changes to our current operating plan may require us to use available capital resources significantly earlier than we anticipate. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We may seek to raise funds through the sale of equity or debt securities or through external borrowings. In addition, we may enter into additional strategic partnerships or collaborative arrangements for the development and commercialization of our compounds. However, we may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms or we may be required to relinquish rights to technology or product candidates or to grant licenses on terms that are unfavorable to us.

We may need to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, our loan and security agreement with GlaxoSmithKline contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of December 31, 2009, our “working capital” was $126.3 million and our “cash and investments” were $214.5 million. If we default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $70.8 million at December 31, 2009. The second and third installments of principal and accrued interest under the loan are due on October 27, 2010 and October 27, 2011, respectively. In addition, if our “cash reserves” fall below $80.0 million and we are unable to increase such cash reserves to $80.0 million or more within 90 days, our co-development and co-promotion rights with respect to XL184 under our 2008 collaboration agreement with Bristol-Myers Squibb may be terminated. “Cash reserves” for purposes of our 2008 collaboration agreement with Bristol-Myers Squibb includes our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under certain financing arrangements. If we cannot raise additional capital in order to remain in compliance with our financial covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses since inception, including a net loss attributable to Exelixis, Inc. of $135.2 million for the year ended December 31, 2009. As of that date, we had an accumulated deficit of $1,089.7 million. We expect our net loss in 2010 to increase compared to 2009 and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our pharmaceutical product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, research funding, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. If research funding we receive from collaborators decreases, we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our technologies and undertake product development. We currently have numerous drug candidates in various stages of clinical development and we anticipate filing an IND application for an additional drug candidate within the next 12 months. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We may not realize the expected benefits of our initiatives to control costs.

Managing costs is a key element of our business strategy. Consistent with this element of our strategy, on March 8, 2010 we implemented a restructuring that resulted in a reduction of our workforce by approximately 40%, or 270 employees. We anticipate that we will incur restructuring charges through the end of 2010 as we implement this restructuring.

We are still assessing our ability to vacate and/or sublease certain of our facilities in light of the workforce reduction. If we are able to vacate certain of our facilities, we will need to assess the potential for sublease income. Estimates for sublease income would require significant assumptions regarding the time required to contract with subtenants, the amount of idle space we would be able to sublease and potential future sublease rates. If we are able to vacate certain of our facilities, we would need to continue to update our estimate of the lease exist costs in our financial statements until we were able to negotiate an exit to the lease or negotiate a sublease for the remaining term of the lease.

If we experience excessive unanticipated inefficiencies or incremental costs in connection with restructuring activities, such as unanticipated inefficiencies caused by reducing headcount, we may be unable to meaningfully realize cost savings and we may incur expenses in excess of what we anticipate. Either of these outcomes could prevent us from meeting our strategic objectives and could adversely impact our results of operations and financial condition.

We are exposed to risks related to foreign currency exchange rates.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments, or long-term investments since December 31, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.

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

We may experience numerous unforeseen events during, or as a result of, clinical testing that could delay or prevent commercialization of our product candidates, including:

•	our product candidates may not prove to be efficacious or may cause, or potentially cause, harmful side effects;

•	negative or inconclusive clinical trial results may require us to conduct further testing or to abandon projects that we had expected to be promising;

•	we or our competitors may subsequently discover other compounds that we believe show significantly improved safety or efficacy compared to our product candidates;

•	patient registration or enrollment in our clinical testing may be lower than we anticipate, resulting in the delay or cancellation of clinical testing; and

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

Risks Related to Our Relationships with Third Parties

We are dependent upon our collaborations with major companies, which subjects us to a number of risks.

We have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb, sanofi-aventis, Genentech, Boehringer Ingelheim GmbH and GlaxoSmithKline, for the development and ultimate commercialization of a significant number of compounds generated from our research and development efforts. We continue to pursue collaborations for selected unpartnered preclinical and clinical compounds. Our dependence on our relationships with existing collaborators for the development and commercialization of our compounds subjects us to, and our dependence on future collaborators for development and commercialization of additional compounds will subject us to, a number of risks, including:

•	we are not able to control the amount and timing of resources that our collaborators will devote to the development or commercialization of drug candidates or to their marketing and distribution;

•

we may not be able to control the amount and timing of resources that our potential future collaborators may devote to the development or commercialization of drug candidates or to their marketing and distribution;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;

•

disputes may arise between us and our collaborators that result in the delay or termination of the research, development or commercialization of our drug candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;

•	collaborators may experience financial difficulties;

•	collaborators may not be successful in their efforts to obtain regulatory approvals in a timely manner, or at all;

•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;

•	a collaborator could independently move forward with a competing drug candidate developed either independently or in collaboration with others, including our competitors;

•	we may be precluded from entering into additional collaboration arrangements with other parties in an area or field of exclusivity;

•	future collaborators may require us to relinquish some important rights, such as marketing and distribution rights; and

•	collaborations may be terminated or allowed to expire, which would delay the development and may increase the cost of developing our drug candidates.

If any of these risks materialize, our product development efforts could be delayed and otherwise adversely affected, which could adversely impact our business, operating results and financial condition.

If we are unable to continue current collaborations and receive research funding or achieve milestones or royalties, our revenues would suffer.

We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, research funding, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. If we are unable to receive research funding or successfully achieve milestones or royalties, or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements.

If any of these agreements is not renewed or is terminated early, whether unilaterally or by mutual agreement, our revenues could suffer. Most of our collaboration agreements contain early termination provisions. In addition, from time to time we review and assess certain aspects of our collaborations, partnerships and agreements and may amend or terminate, either by mutual agreement or pursuant to any applicable early termination provisions, such collaborations, partnerships or agreements if we deem them to be no longer in our economic or strategic interests. We may not be able to enter into new collaboration agreements on similar or superior financial terms to offset the loss of revenue from the termination or expiration of any of our existing arrangements.

We may be unable to establish collaborations for selected preclinical and clinical compounds.

Our strategy includes the pursuit of new collaborations with leading pharmaceutical and biotechnology companies for the development and ultimate commercialization of selected preclinical and clinical compounds, particularly those drug candidates for which we believe that the capabilities and resources of a partner can accelerate development and help to fully realize their therapeutic and commercial potential. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time consuming to negotiate and document. We may not be able to negotiate additional collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional collaborations because of the numerous risks and uncertainties associated with establishing additional collaborations. If we are unable to negotiate additional collaborations, we may not be able to realize value from a particular drug candidate, particularly those drug candidates for which we have determined not to continue to utilize our own resources to develop. As a result, our revenues, capital resources and product development efforts could be adversely affected.

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

Our product candidates, as well as the activities associated with their research, development and commercialization, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate would prevent us from commercializing that product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Before an NDA can be submitted to the FDA, the product candidate must undergo extensive clinical trials, which can take many years and requires substantial expenditures. Any clinical trial may fail to produce results satisfactory to the FDA. For example, the FDA could determine that the design of a clinical trial is inadequate to produce reliable results. The regulatory process also requires preclinical testing, and data obtained from preclinical and clinical activities are susceptible to varying interpretations. The FDA has substantial discretion in the approval process and may refuse to approve any NDA or decide that our or our collaborative partners’ data is insufficient for approval and require additional preclinical, clinical or other studies. For example, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of any of our drug candidates. The FDA could also require additional studies or trials to satisfy particular safety concerns noted in our or our collaborative partners’ preclinical or clinical testing.

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

Even if the FDA or a comparable authority in another country approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, distribution, advertising, promotion, marketing and/or production of such product and may impose ongoing requirements for post- approval studies, including additional research and development and clinical trials. These agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

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

The biotechnology industry is highly fragmented and is characterized by rapid technological change. In particular, the area of kinase-targeted therapies is a rapidly evolving and competitive field. We face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us, which would impair our ability to commercialize our product candidates. Our future success will depend upon our ability to maintain a competitive position with respect to technological advances. Any products that are developed through our technologies will compete in highly competitive markets. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive. There may also be drug candidates of which we are not aware at an earlier stage of development that may compete with our drug candidates. In addition, any drug candidate that we successfully develop may compete with existing therapies that have long histories of use, such as chemotherapy and radiation treatments in cancer indications. Examples of potential competition for XL184 include AstraZeneca’s development-stage VEGFR and EFGR inhibitor, vandetanib, and other VEGF pathway inhibitors, including Genentech’s bevacizumab and AstraZeneca’s cediranib. Examples of potential competition for XL147 and XL765 include early-stage development programs of various pharmaceutical and biotechnology companies, including Genentech, Novartis, Pfizer, Calistoga Pharmaceuticals and Semafore Pharmaceuticals.

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

Risks Related to Employees and Location

The loss of key personnel or the inability to retain and, where necessary, attract additional personnel could impair our ability to expand our operations.

We are highly dependent upon the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. Also, we do not currently have sufficient clinical development personnel to fully execute our business plan. Retaining and, where necessary, recruiting qualified clinical and scientific personnel will be critical to support activities related to advancing our clinical and preclinical development programs, and supporting our collaborative arrangements and our internal proprietary research and development efforts. The restructuring of the company that we implemented on March 8, 2010 could have an adverse impact on our ability to retain and recruit qualified personnel. Competition is intense for experienced clinical personnel, and we may be unable to retain or recruit clinical personnel with the expertise or experience necessary to allow us to pursue collaborations, develop our products and core technologies or expand our operations to the extent otherwise possible. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results to volatility, including:

•	the scope of our research and development activities;

•	recognition of upfront licensing or other fees or revenue;

•	payments of non-refundable upfront or licensing fees, or payment for cost-sharing expenses, to third parties;

•	acceptance of our technologies and platforms;

•	the success rate of our efforts leading to milestone payments and royalties;

•	the introduction of new technologies or products by our competitors;

•	the timing and willingness of collaborators to further develop or, if approved, commercialize our products;

•	our ability to enter into new collaborative relationships;

•	the termination or non-renewal of existing collaborations;

•	the timing and amount of expenses incurred for clinical development and manufacturing of our product candidates;

•	adjustments to expenses accrued in prior periods based on management’s estimates after the actual level of activity relating to such expenses becomes more certain;

•	the impairment of acquired goodwill and other assets;

•	the impact of the restructuring of the company implemented on March 8, 2010; and

•	general and industry-specific economic conditions that may affect our collaborators’ research and development expenditures.

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

•	adverse results or delays in our or our collaborators’ clinical trials;

•

announcement of FDA approval or non-approval, or delays in the FDA review process, of our or our collaborators’ product candidates or those of our competitors or actions taken by regulatory agencies with respect to our, our collaborators’ or our competitors’ clinical trials;

•

the timing of achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the filing for regulatory approval or the establishment of collaborative arrangements for one or more of our drug candidates;

•	actions taken by regulatory agencies with respect to our drug candidates or our clinical trials;

•	the announcement of new products by us or our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	developments in our relationships with our collaborators, including the termination or modification of our agreements;

•	conflicts or litigation with our collaborators;

•	litigation, including intellectual property infringement and product liability lawsuits, involving us;

•	failure to achieve operating results projected by securities analysts;

•	changes in earnings estimates or recommendations by securities analysts;

•	financing transactions;

•	developments in the biotechnology or pharmaceutical industry;

•	sales of large blocks of our common stock or sales of our common stock by our executive officers, directors and significant stockholders;

•	departures of key personnel or board members;

•	developments concerning current or future collaborations;

•	FDA or international regulatory actions;

•	third-party reimbursement policies;

•	acquisitions of other companies or technologies;

•	disposition of any of our subsidiaries, technologies or compounds; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

We currently lease an aggregate of 419,097 square feet of office and laboratory facilities. In California, we currently lease 401,098 square feet in our South San Francisco and San Diego locations. The South San Francisco location, which currently is comprised of six buildings totaling 367,773 square feet, is covered by four lease agreements. The first two leases covering three buildings for a total of 179,964 square feet expire in 2017, with two five-year options to extend their respective terms prior to expiration. The third lease covering two buildings for a total of 116,063 square feet expires in 2018. A fourth lease covers a portion of one building in which we occupy 71,746 square feet that commenced in May 2008 and expires in 2015. In our San Diego location, we lease 33,325 square feet under a month-to-month lease, with a nine-month termination notice.

In Portland, Oregon, we lease 14,999 square feet of office and warehouse space. The lease for such space expires in September 2013 but we may terminate the lease in July 2010, July 2011 and July 2012. We also have the option to extend the lease for an additional five years.

In Guilford, Connecticut, we lease 3,000 square feet of office space, under a month-to-month lease, with a six-month termination notice. The lease commenced in January 2008.

We believe that our leased facilities have sufficient space to accommodate our current needs. We are still assessing our ability to vacate and/or sublease certain of our facilities in light of the workforce reduction resulting from the restructuring we implemented on March 8, 2010 and expect to finalize our plans in 2010.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of business.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the NASDAQ Global Select Market (formerly the NASDAQ National Market) under the symbol “EXEL” since April 11, 2000. The following table sets forth, for the periods indicated, the high and low intraday sales prices for our common stock as reported by the NASDAQ Global Select Market:

	Common Stock Price
	High	Low
Quarter ended January 1, 2010	$8.00	$5.30
Quarter ended October 2, 2009	$7.25	$4.25
Quarter ended July 3, 2009	$6.10	$4.09
Quarter ended April 3, 2009	$6.11	$4.18
Quarter ended January 2, 2009	$6.30	$2.11
Quarter ended September 26, 2008	$7.35	$4.64
Quarter ended June 27, 2008	$8.15	$5.00
Quarter ended March 28, 2008	$8.95	$4.81

On March 5, 2010, the last reported sale price on the NASDAQ Global Select Market for our common stock was $6.96 per share.

Holders

As of March 5, 2010, there were approximately 611 stockholders of record of our common stock.

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

The following graph compares, for the five year period ended December 31, 2009, the cumulative total stockholder return for our common stock, the NASDAQ Stock Market (U.S. companies) Index, or the NASDAQ Market Index, and the NASDAQ Biotech Index. The graph assumes that $100 was invested on December 31, 2004 in each of the common stock of the company, the NASDAQ Market Index and the NASDAQ Biotech Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/04	03/31/05	06/30/05	09/30/05	12/31/05	03/31/06	06/30/06
Exelixis, Inc.	100	71	78	81	99	126	106
NASDAQ Market Index	100	92	95	99	101	108	100
NASDAQ Biotech Index	100	85	90	102	103	109	97

	09/30/06	12/31/06	03/31/07	06/30/07	09/30/07	12/31/07	03/31/08
Exelixis, Inc.	92	95	105	127	111	91	71
NASDAQ Market Index	104	111	111	120	124	123	104
NASDAQ Biotech Index	98	104	101	104	111	110	100

	06/30/08	09/30/08	12/31/08	03/31/09	06/30/09	09/30/09	12/31/09
Exelixis, Inc.	53	66	55	51	50	63	78
NASDAQ Market Index	106	100	75	75	83	94	104
NASDAQ Biotech Index	103	112	97	87	94	106	110

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from our audited consolidated financial statements. The financial information as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$151,759	$117,859	$113,470	$98,670	$75,961
Operating expenses:
Research and development(1)	234,702	257,390	225,375	185,481	141,135
General and administrative(2)	34,382	36,892	44,940	39,123	27,731
Collaboration cost sharing	4,582	—	—	—	—
Amortization of intangible assets	—	—	202	820	1,086
Restructuring charge	—	2,890	—	—	—

Total operating expenses	273,666	297,172	270,517	225,424	169,952

Loss from operations	(121,907)	(179,313)	(157,047)	(126,754)	(93,991)
Total other income (expense)(3)	(18,936)	3,743	46,025	3,565	(819)

Consolidated loss before taxes	(140,843)	(175,570)	(111,022)	(123,189)	(94,810)
Tax benefit	1,286	—	—	—	—

Consolidated net loss	(139,557)	(175,570)	(111,022)	(123,189)	(94,810)
Loss attributable to noncontrolling interest	4,337	12,716	24,641	21,697	10,406

Net loss attributable to Exelixis, Inc.	$(135,220)	$(162,854)	$(86,381)	$(101,492)	$(84,404)

Net loss per share, basic and diluted, attributable to Exelixis, Inc.	$(1.26)	$(1.54)	$(0.87)	$(1.17)	$(1.07)

Shares used in computing basic and diluted net loss per share	107,073	105,498	99,147	86,602	78,810

(1)	Amounts for 2009, 2008 and 2007 include $15.7 million, $14.8 million and $11.6 million in employee stock-based compensation, respectively.
(2)	Amounts for 2009, 2008 and 2007 include $7.1 million, $8.1 million and $7.3 million in employee stock-based compensation, respectively.
(3)	In June 2009 we recorded a $9.8 million loss upon deconsolidation of Symphony Evolution, Inc. as a result of the expiration of our purchase option. In November 2009, our credit facility with Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited (collectively, the “Deerfield Entities”) expired. We recognized as interest expense, an accelerated closing fee for Deerfield of $2.7 million and expensed the remaining $2.5 million relating to outstanding warrants. In addition, in September 2007, we sold our plant trait business and, as a result, we recognized a gain of $18.8 million in other income. In 2008 we received an additional $4.5 million of contingent consideration for development of an additional asset which was recognized as additional gain in other income. In the second quarter of 2009, we signed an amendment to this arrangement for which we received $1.8 million in July 2009 and recognized as additional gain on the sale of the business. In November 2009 we received an additional $0.4 million for the purchase of leasehold improvements and recognized an additional net gain on the sale of the business of approximately $0.3 million. In November 2007, we sold 80.1% of our German subsidiary, Artemis Pharmaceuticals GmbH, and recognized a gain of $18.1 million in other income. In 2008, we recognized an additional $0.1 million gain from with a purchase price adjustment associated with this transaction.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, marketable securities, investments held by Symphony Evolution, Inc. and restricted cash and investments (1)	$220,993	$284,185	$299,530	$263,180	$210,499
Working capital	22,882	82,028	150,898	150,814	86,463
Total assets	343,410	401,622	412,120	395,417	332,712
Long-term obligations, less current portion	57,688	97,339	130,671	128,565	121,333
Accumulated deficit	(1,089,724)	(954,504)	(791,650)	(705,269)	(603,777)
Total stockholders’ (deficit) equity	(163,725)	(56,261)	85,511	90,611	57,295

(1)	Amounts for the fiscal year ended December 31, 2009 include $0.0 in investments held Symphony Evolution, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Annual Report on Form 10-K are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “assuming,” “goal,” “objective,” “will,” “may” “should,” “would,” “could,” “estimate,” “predict,” “potential,” “continue,” “encouraging” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Item 1A. Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We are committed to discovering, developing and commercializing innovative therapies for the treatment of cancer and other serious diseases. Through our integrated drug discovery and development activities, we are building a portfolio of novel compounds that we believe have the potential to be high-quality, differentiated pharmaceutical products that can make a meaningful difference in the lives of patients. The majority of our programs focus on discovery and development of small molecule drugs for cancer.

We have devoted significant resources to build a leading discovery platform that has enabled us to efficiently and rapidly identify highly qualified drug candidates that meet our extensive development criteria. Our goal has been to generate a diverse and deep pipeline while focusing our resources on those drug candidates that we believe have the highest therapeutic and commercial potential. The rapid development of three of those drug candidates is a primary focus of the company.

XL184, our most advanced drug candidate, inhibits MET, VEGFR2 and RET, proteins that are key drivers of tumor growth and/or vascularization. XL184 is the most advanced inhibitor of MET in clinical development and is being evaluated in a broad development program in collaboration with Bristol-Myers Squibb Company. We currently are conducting the majority of the development activity for XL184, and our collaboration agreement provides for the sharing of development costs. A global phase 3 registration trial of XL184 as a potential treatment for medullary thyroid cancer is currently enrolling. Assuming positive results from this registration trial, we currently expect to submit a new drug application, or NDA, for XL184 as a treatment for medullary thyroid cancer in the United States in the second half of 2011. In addition, comprehensive phase 2 clinical trials of XL184 in glioblastoma, non-small cell lung cancer and other solid tumor indications are ongoing. We are currently planning to initiate a phase 3 registration trial of XL184 as a potential treatment for recurrent glioblastoma by the end of 2010, assuming a positive outcome of the ongoing phase 2 clinical evaluation in this indication.

We are also actively pursuing the development of XL147 and XL765, leading inhibitors of phosphoinositide-3 kinase, or PI3K, that we out-licensed to sanofi-aventis in 2009. XL147 is a selective inhibitor of PI3K while XL765 is a dual inhibitor of PI3K and mTOR. Sanofi-aventis is responsible for funding all development activities with respect to XL147 and XL765, including our activities. We currently are conducting the majority of the clinical trials for these compounds. XL147 and XL765 are currently being evaluated in a series of phase 1b/2 clinical trials for a variety of solid tumor indications and a broad phase 2 clinical trial program that commenced in early 2010.

We also have several earlier novel drug candidates in clinical development for the treatment of cancer, and preclinical programs for cancer, metabolic disease and inflammation.

Based on the strength of our expertise in biology, drug discovery and development, we have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb, sanofi-aventis, Genentech, Boehringer Ingelheim GmbH and GlaxoSmithKline, that allow us to retain economic participation in compounds and support additional development of our pipeline. Our collaborations generally fall into one of two categories: collaborations in which we co-develop compounds with a partner, share development costs and profits from commercialization and may have the right to co-promote products in the United States, and collaborations in which we out-license compounds to a partner for further development and commercialization, have no further unreimbursed cost obligations and are entitled to receive milestones and royalties or a share of profits from commercialization. Under either form of collaboration, we may also be entitled to license fees, research funding and milestone payments from research results and subsequent product development activities.

Our Strategy

Our business strategy is to leverage our biological expertise and integrated research and development capabilities to generate a pipeline of development compounds with significant therapeutic and commercial potential for the treatment of cancer and potentially other serious diseases.

Our strategy consists of three principal elements:

•

Focus on lead clinical compounds – We are focusing our development efforts on XL184, XL147 and XL765. These drug candidates are the most advanced in our pipeline and we believe that they have the greatest near-term therapeutic and commercial potential. As a result, we are dedicating the majority of our resources to aggressively advance these drug candidates through development toward commercialization.

•

Partner compounds – We continue to pursue new collaborations with leading pharmaceutical and biotechnology companies for the development and ultimate commercialization of some of our preclinical and clinical compounds, particularly those drug candidates for which we believe that the capabilities and resources of a partner can accelerate development and help to fully realize their therapeutic and commercial potential. Collaborations also provide us with a means of shifting all or a portion of the development costs related to such drug candidates and provide financial resources that we can apply to fund our share of the development of our lead clinical compounds and other areas of our pipeline. Our goal is to significantly increase the portion of our development expenses that are reimbursed by partners while maintaining financial upside from potential downstream milestones and royalties if these drug candidates were to be marketed in the future.

•

Control costs – We are committed to managing our costs, and we continually analyze our expenses to ensure they are not disproportionate to our cash resources. We are selective with respect to funding our clinical development programs and have established definitive go/no-go criteria to ensure that we commit our resources only to those programs that we believe have the greatest commercial and therapeutic potential. We also retain the right to opt-out of the development of certain drug candidates that we are currently co-developing with partners.

As a consequence of our strategy of focusing our resources on our most advanced clinical compounds and controlling costs, on March 8, 2010 we implemented a restructuring of the company that resulted in a reduction of our workforce by approximately 40%, or 270 employees. While we will continue to maintain an integrated research and development organization, the reduction in our workforce was weighted towards our drug discovery group. We have maintained capabilities in all aspects of drug discovery and expect to continue to generate novel investigational new drug application-, or IND-, ready compounds, although fewer on a yearly basis for the foreseeable future than we have generated historically. We have retained the ability to meet all of our obligations to existing partners. Further, as a result of our retained research capabilities and our numerous unpartnered clinical and preclinical compounds, we expect that our ongoing and planned future business development discussions will be unaffected by the restructuring. We believe that the restructuring increases our financial strength and positions us for longer-term sustainable growth.

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

Limited Sources of Revenues

We currently have no pharmaceutical products that have received marketing approval, and we have generated no revenues to date from the sale of such products. We do not expect to generate revenues from the sale of pharmaceutical products in the near term and expect that all of our near term revenues, such as research and development funding, license fees and milestone payments and royalty revenues, will be generated from collaboration agreements with our current and potential future partners. Milestones under these agreements may be tied to factors that are outside of our control, such as significant clinical or regulatory events with respect to compounds that have been licensed to our partners.

Clinical Trials

We currently have multiple compounds in clinical development and expect to expand the development programs for our compounds. Our compounds may fail to show adequate safety or efficacy in clinical testing. Furthermore, predicting the timing of the initiation or completion of clinical trials is difficult, and our trials may be delayed due to many factors, including factors outside of our control. The future development path of each of our compounds depends upon the results of each stage of clinical development. In general, we will incur increased operating expenses for compounds that advance in clinical development, whereas expenses will end for compounds that do not warrant further clinical development.

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

Liquidity

As of December 31, 2009, we had $221.0 million in cash and cash equivalents and short-term and long-term marketable securities, which included restricted cash and investments of $6.4 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities and funding that we expect to receive from collaborators, which includes anticipated cash from additional business development activity, will enable us to maintain our operations, after giving effect to the restructuring we implemented on March 8, 2010, for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and depend on many factors, including the following:

•	whether we repay amounts outstanding under our loan and security agreement with GlaxoSmithKline (described below) in cash or shares of our common stock;

•	the progress and scope of the development activity with respect to XL184, our most advanced compound;

•	the progress and scope of other research and development activities conducted by us;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds; and

•	our ability to enter into new collaboration agreements, licensing agreements and other arrangements that provide additional payments.

Our minimum liquidity needs are also determined by financial covenants in our loan and security agreement, as amended, with GlaxoSmithKline and our collaboration agreement with Bristol-Myers Squibb for XL184, as well as other factors, which are described under “– Liquidity and Capital Resources – Cash Requirements”.

Our ability to raise additional funds may be severely impaired if any of our product candidates fails to show adequate safety or efficacy in clinical testing.

sanofi-aventis

In May 2009, we entered into a global license agreement with sanofi-aventis for XL147 and XL765 and a broad collaboration for the discovery of inhibitors of PI3K for the treatment of cancer. The license agreement and collaboration agreement became effective on July 7, 2009. In connection with the effectiveness of the license and collaboration, on July 20, 2009, we received upfront payments of $140.0 million ($120.0 million for the license and $20.0 million for the collaboration), less applicable withholding taxes of $7.0 million, for a net receipt of $133.0 million. We expect to receive a refund payment from the French government in 2010 with respect to the withholding taxes previously withheld.

Under the license agreement, sanofi-aventis received a worldwide exclusive license to XL147 and XL765, which are currently in phase 1, phase 1b/2 and phase 2 clinical trials, and has sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities. It is expected that we will continue to participate in the conduct of ongoing and potential future clinical trials and manufacturing activities. Sanofi-aventis is responsible for funding all future development activities with respect to XL147 and XL765, including our activities. Under the collaboration agreement, the parties are combining efforts in establishing several pre-clinical PI3K programs and jointly share responsibility for research and preclinical activities related to isoform-selective inhibitors of PI3K-a and -b. Sanofi-aventis will provide us with guaranteed annual research and development funding during the research term and is responsible for funding all development activities for each product following approval of the investigational new drug application filed with the applicable regulatory authorities for such product. Sanofi-aventis will have sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities of any products arising from the collaboration; however, we may be requested to conduct certain clinical trials at sanofi-aventis’ expense. The research term under the collaboration is three years, although sanofi-aventis has the right to extend the term for an additional one-year period upon prior written notice.

In addition to the aggregate upfront cash payments for the license and collaboration agreements, we are entitled to receive guaranteed research funding of $21.0 million over three years to cover certain of our costs under the collaboration agreement. For both the license and the collaboration combined, we will be eligible to receive development, regulatory and commercial milestones of over $1.0 billion in the aggregate, as well as royalties on sales of any products commercialized under the license or collaboration.

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

2008 Cancer Collaboration with Bristol-Myers Squibb

In December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for XL184 and XL281. Upon effectiveness of the agreement in December 2008, Bristol-Myers Squibb made an upfront cash payment of $195.0 million for the development and commercialization rights to both programs. The agreement required Bristol-Myers Squibb to make additional license payments to us of $45.0 million, which were received during 2009.

We and Bristol-Myers Squibb have agreed to co-develop XL184, and potentially a backup program for XL184. The companies will share worldwide (except for Japan) development costs for XL184. We are responsible for 35% of such costs and Bristol-Myers Squibb is responsible for 65% of such costs, except that we are responsible for funding the initial $100.0 million of combined costs and have the option to defer payments for development costs above certain thresholds. We expect that we will complete our required funding of the initial $100.0 million of the combined costs during the first half of fiscal year ending December 31, 2010, after which we will be responsible for 35% of the combined costs going forward. In return, we will share 50% of the commercial profits and losses (including pre-launch commercialization expenses) in the United States and have the option to co-promote XL184 in the United States. Bristol-Myers Squibb is responsible for all costs intended to support regulatory approval in Japan. We have the right to defer payment for certain early commercialization and other related costs above certain thresholds. We are eligible to receive sales performance milestones of up to $150.0 million and double-digit royalties on sales on XL184 outside the United States. The clinical development of XL184 is directed by a joint committee. It is anticipated that we will continue to conduct certain clinical development activities for XL184. We may opt out of the co-development for XL184, in which case we would instead be eligible to receive development and regulatory milestones of up to $295.0 million, double-digit royalties on XL184 product sales worldwide and sales performance milestones. Our co-development and co-promotion rights may be terminated in the event that we have “cash reserves” below $80.0 million and we are unable to increase such cash reserves to $80.0 million or more within 90 days, in which case we would receive development and regulatory milestones, sales milestones and double-digit royalties, instead of sharing product profits on XL184 in the United States. For purposes of the agreement, “cash reserves” includes our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under certain financing arrangements. Our co-promotion rights on XL184 in the United States, and possibly our right to share product profits on XL184, may be terminated in the event we undergo certain change of control transactions. Bristol-Myers Squibb may, upon certain prior notice to us, terminate the agreement as to products containing XL184 or XL281. In the event of such termination election, Bristol-Myers Squibb’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize such products.

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

The upfront payment of $195.0 million we received upon effectiveness of the collaboration agreement and the license payments of $20.0 million and $25.0 million that we received in the first quarter and second quarter of 2009, respectively, will be recognized ratably over the estimated development term of five years, and recorded as license revenue, from the effective date of the agreement in December 2008. Any milestone payments that we may receive under the agreement will be recognized ratably over the same period but will be recorded as contract revenue. We will record as operating expense 100% of the cost incurred for work performed by us on the two programs. During the term of the collaboration, so long as we have not opted out of the co-development of XL184, there may be periods during which Bristol-Myers Squibb will partially reimburse us for certain research and development expenses, and other periods during which we will owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. To the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Net amounts due from or payable to Bristol-Myers Squibb will be determined and reflected on an annual basis. For the year ending December 31, 2009, we incurred a net payable to Bristol-Myers Squibb. Because we are conducting early clinical activity under the collaboration, we expect aggregate collaboration reimbursements during the fiscal year ended December 31, 2010. Generally, the direction of cash flows will depend on the level of development activity by either party, which may change during the development term. Our capital requirements will be impacted by the level of our expenses for the development activity conducted by us and the degree to which we will be required to make payments to, or we will receive payments from, Bristol-Myers Squibb. If we opt out of the co-development of XL184, we would have no further unreimbursed cost obligations with respect to that compound.

March 2010 Restructuring

On March 8, 2010, we implemented a restructuring plan that resulted in a reduction of our workforce by approximately 40%, or 270 employees. We anticipate that the actions associated with the restructuring plan will be completed during 2010. The restructuring plan is a consequence of our continued strategy to focus resources on the development of our most advanced clinical compounds, XL184 and XL147/XL765, and ongoing efforts to reduce costs.

We expect to record a restructuring charge of approximately $15.0 million in the first quarter of 2010 related to one-time termination benefits. We expect to incur additional charges as a result of the restructuring plan, including facility-related charges, equipment write-downs and potentially other charges, and expect to record the majority of these expenses during the fiscal year 2010 as they are determined. We are currently unable to estimate the total amount or range of amounts expected to be incurred in connection with the restructuring plan for each major type of cost or in the aggregate. We expect that the restructuring plan will result in cash expenditures of approximately $15 million during the first and second quarters of 2010.

The restructuring charge that we expect to incur in connection with the restructuring is subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring plan.

GlaxoSmithKline Loan Repayment Obligations

In October 2002, we entered into a collaboration with GlaxoSmithKline to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. As of December 31, 2009, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $70.8 million, after giving effect to a cash payment we made to GlaxoSmithKline of $34.7 million on October 27, 2009 for the first of three annual installments of principal and accrued interest due under the loan. The second and third installments of principal and accrued interest under the loan are due on October 27, 2010 and October 27, 2011, respectively. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions, or cash. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and in the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock.

During 2010, we may pursue a potential refinancing of the GlaxoSmithKline loan with a third party, although there can be no assurance that we would be able to do so on terms that are acceptable to us, if at all.

Deerfield Facility

On June 4, 2008, we entered into a Facility Agreement with Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited, or the Deerfield Entities, pursuant to which the Deerfield Entities agreed to loan to us up to $150.0 million. We had the right to draw down on the loan facility through December 4, 2009, with any amounts drawn being due on June 4, 2013. The Facility Agreement was terminated in November 2009. As a result of the termination, we incurred a $5.2 million charge to interest expense relating to the write-off of deferred financing costs. We did not draw on the Facility Agreement at any time prior to its termination. Pursuant to the Facility Agreement, we paid the Deerfield Entities a one time transaction fee of $3.8 million, or 2.5% of the loan facility. In addition, we were obligated to pay an annual commitment fee of $3.4 million, that was payable quarterly and was recognized as interest expense as incurred. Pursuant to the Facility Agreement, we issued six-year warrants to the Deerfield Entities to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $7.40 per share.

Symphony Evolution, Inc.

In 2005, we licensed three of our compounds, XL647, XL784 and XL999, to Symphony Evolution, Inc., or SEI, in return for an $80.0 million investment for the clinical development of these compounds. As part of the agreement, we received an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire XL647, XL784 and XL999 at our sole discretion. The purchase option price, which could be paid in cash and/or shares of our common stock, at our sole discretion, was equal to the sum of (1) the total amount of capital invested in SEI by its investors ($80.0 million) and (2) an amount equal to 25% per year on such funded capital, compounded from the time of funding.

The purchase option expired on June 9, 2009. As a result of the expiration of the purchase option, we issued a warrant to Symphony Evolution Holdings LLC, the parent company of SEI, with a five year term to purchase

500,000 shares of our common stock at a price of $6.05 per share, which was equal to 125% of the average closing price of our common stock on the NASDAQ Global Select Market over a continuous period of 60 trading days immediately preceding the second trading day prior to the business day immediately following the date the purchase option expired.

The expiration of the purchase option triggered a reconsideration event regarding our need to consolidate SEI, a variable interest entity. Upon the expiration of the purchase option, we no longer held a variable interest in the variable interest entity. Accordingly, we deconsolidated SEI and derecognized the SEI assets, liabilities and noncontrolling interest from our financial statements. In the second quarter of 2009, we recognized a loss of $9.8 million upon the deconsolidation of the variable interest entity. For the period prior to the expiration of the purchase option, we concluded that SEI was a variable interest entity for which we were the primary beneficiary. As a result, we included the financial condition and results of operations of SEI in our consolidated financial statements. Accordingly, we had deducted the losses attributable to the noncontrolling interest in SEI from our net loss in the consolidated statement of operations and we also reduced the noncontrolling interest holders’ ownership interest in SEI in the consolidated balance sheet by SEI’s losses. The noncontrolling interest holders’ ownership in the consolidated balance sheet was $0.7 million as of December 31, 2008. Prior to 2009, we would not allocate losses to the noncontrolling interest in SEI such that the carrying value of the noncontrolling interest would be reduced below zero. However, with the adoption of updated reporting standards for noncontrolling interests in consolidated financial statements in the first quarter of fiscal year 2009, we would allocate losses to the noncontrolling interest in SEI such that the noncontrolling interest could have a negative carrying value. For the years ended December 31, 2009, 2008 and 2007, the losses attributed to the noncontrolling interest holders were $4.3 million, $12.7 million and $24.6 million, respectively.

Critical Accounting Estimates

Our consolidated financial statements and related notes are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, which require us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenues from license fees and milestone payments primarily consist of up-front license fees and milestone payments received under various collaboration agreements. We initially recognize upfront fees received from third party collaborators as unearned revenue and then recognize these amounts on a ratable basis over the expected term of the research collaboration. Often, the total research term is not contractually defined and an estimate of the term of our total obligation must be made. For example, under the 2008 cancer collaboration with Bristol-Myers Squibb, we have estimated our term to be five years, or through the completion of phase 3 trials. We estimate that this is the longest possible period that we could be obligated to perform services and therefore the appropriate term with which to amortize any license fees. However, if we submit an NDA earlier than anticipated, or Bristol-Myers Squibb decides to take over management of trials prior to their completion, the estimated term of our obligation would be shortened, resulting in an increase in revenue recognition in the period in which our estimated term changes. License fees are classified as license revenue in our consolidated statement of operations.

Although milestone payments are generally non-refundable once the milestone is achieved, we recognize milestone revenues on a straight-line basis over the expected research term of the arrangement. This typically results in a portion of a milestone being recognized on the date the milestone is achieved, with the balance being recognized over the remaining research term of the agreement. There is diversity in practice on the recognition of milestone revenue. Other companies have adopted an alternative milestone revenue recognition policy, whereby the full milestone fee is recognized upon completion of the milestone. If we had adopted such a policy, our revenues recorded to date would have increased and our deferred revenues would have decreased by a material amount compared to total revenue recognized. In certain situations, we may receive milestone payments after the end of our period of continued involvement. In such circumstances, we would recognize 100% of the milestone revenue when the milestone is achieved. Milestones are classified as contract revenue in our consolidated statement of operations.

Collaborative agreement reimbursement revenue consists of research and development support received from collaborators. Collaborative agreement reimbursement revenue is recorded as earned based on the performance requirements by both parties under the respective contracts. Under the 2008 cancer collaboration with Bristol-Myers Squibb, certain research and development expenses are partially reimbursable to us. On an annual basis, the amounts that Bristol-Myers Squibb owes us, net of amounts reimbursable to Bristol-Myers Squibb by us on those projects, are recorded as revenue. Conversely, research and development expenses may include the net settlement of amounts we owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. In annual periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost-sharing expense. Agreement reimbursements are classified as either contract revenue or collaboration reimbursements in our consolidated statement of operations, depending on the terms of the agreement.

Some of our research and licensing arrangements have multiple deliverables in order to meet our customer’s needs. For example, the arrangements may include a combination of intellectual property rights and research and development services. Multiple element revenue agreements are evaluated to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria are treated as one unit of accounting for purposes of revenue recognition. Generally, the revenue recognition guidance applicable to the final deliverable is followed for the combined unit of accounting. For certain arrangements, the period of time over which certain deliverables will be provided is not contractually defined. Accordingly, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In 2008, under our collaboration with GlaxoSmithKline, we accelerated $18.5 million in previously deferred revenue as a result of the development term concluding on the earliest scheduled end date of October 27, 2008, instead of the previously estimated end date of October 27, 2010.

Clinical Trial Accruals

Substantial portions of our preclinical studies and all of our clinical trials have been performed by third-party contract research organizations, or CROs, and other vendors. We accrue expenses for preclinical studies performed by our vendors based on certain estimates over the term of the service period and adjust our estimates as required. We accrue costs for clinical trial activities performed by CROs based upon the estimated amount of work completed on each study. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites, and the duration for which the patients will be enrolled in the study. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms. We base our estimates on the best information available at the time. However, additional information may become available to us which will allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period first known.

Stock Option Valuation

Our estimate of compensation expense requires us to determine the appropriate fair value model and a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures and related tax effects. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, companies are required to estimate the expected term of the option for input to an option-pricing model. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to value stock based awards granted in future periods. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. As of December 31, 2009, $31.3 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.2 years. See Note 11 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Fiscal Year Convention

Exelixis has adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31 st. Fiscal year 2007, a 52-week year, ended on December 28, 2007, fiscal year 2008, a 53-week year, ended on January 2, 2009, and fiscal year 2009, a 52-week year, ended on January 1, 2010. Fiscal year 2010, a 52-week year, will end on December 31, 2010. For convenience, references in this report as of and for the fiscal years ended December 28, 2007, January 2, 2009 and January 1, 2010 are indicated on a calendar year basis, ended December 31, 2007, 2008 and 2009, respectively.

Results of Operations – Comparison of Years Ended December 31, 2009, 2008 and 2007

Revenues

Total revenues by category, as compared to the prior year, were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2009	2008	2007
Contract revenues:
Research and development funding	$36.6	$24.8	$50.4
Milestones	17.6	45.8	18.0
Collaboration reimbursements	—	0.3	—
Delivery of compounds under chemistry collaborations	—	0.2	0.7
License revenue, amortization of upfront payments, including amortization of premiums for equity purchases	97.6	46.8	44.4
Total revenues	$151.8	$117.9	$113.5
Dollar increase	$33.9	$4.4	$14.8
Percentage increase	29%	4%	15%

Total revenues by customer, as compared to the prior year, were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2009	2008	2007
Bristol-Myers Squibb	$81.4	$54.8	$39.2
sanofi-aventis	46.9	—	—
Genentech	12.0	19.6	18.7
GlaxoSmithKline	0.5	43.1	27.6
Boehringer Ingelheim	10.8	—	—
Daiichi-Sankyo	—	—	10.9
All Other Revenue Sources	0.2	0.4	17.1
Total revenues	$151.8	$117.9	$113.5
Dollar increase	$33.9	$4.4	$14.8
Percentage increase	29%	4%	15%

The increase in revenues from 2008 to 2009 was primarily due to our May 2009 collaboration agreement with sanofi-aventis for the discovery of inhibitors of PI3K. In addition to the increase due to revenue received from sanofi-aventis, we also recognized increases of $45.9 million in revenue from our 2008 cancer collaboration with Bristol-Myers Squibb relating to XL184 and XL281 and $10.8 million in revenue from our May 2009 collaboration with Boehringer Ingelheim. These increases in revenue were partially offset by decreases in milestone and contract revenue relating to the conclusion of certain collaborations with GlaxoSmithKline, Genentech and Bristol-Myers Squibb, in addition to a decline in research and development funding relating to fewer full-time equivalent employees under our LXR program with Bristol-Myers Squibb.

The increase in revenues from 2007 to 2008 was primarily due to increased milestone revenues associated with two $20.0 million milestones achieved with respect to XL139 and XL413 under our 2007 cancer collaboration with Bristol-Myers Squibb. In addition, we accelerated $9.4 million in deferred revenues under our collaboration with GlaxoSmithKline, for which the development term concluded on October 27, 2008. In prior years, revenues from upfront payments, premiums paid on equity purchases and milestones had been recognized assuming that the development term would be extended through the longest contractual period of October 27, 2010. However, as a result of the development term concluding on the earliest scheduled end date under the collaboration, the remaining deferred revenues was recognized through October 27, 2008. These increases were partly offset by decreases of $11.2 million in revenue associated with the sale of our former subsidiary Artemis Pharmaceuticals GmbH, or Artemis, which was no longer consolidated as a result of the sale of 80.1% of our ownership in 2007. Prior to the closing of the sale of 80.1% of the share capital of Artemis on November 20, 2007, we had included the revenues attributable to Artemis for 2007 within our consolidated total revenues. As a result of the sale, Artemis’ financial results are no longer consolidated into our consolidated financial statements.

Research and Development Expenses

Total research and development expenses were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2009	2008	2007
Research and development expenses	$234.7	$257.4	$225.4
Dollar (decrease) increase	$(22.7)	$32.0	$39.9
Percentage (decrease) increase	(9%)	14%	22%

Research and development expenses consist primarily of personnel expenses, clinical trials and consulting, laboratory supplies and facility costs. The change in 2009 compared to 2008 resulted primarily from the following:

•

Clinical Trials – Clinical trial expenses, which include services performed by third-party contract research organizations and other vendors, decreased by $9.9 million, or 13%, primarily due to the wind down of activities associated with XL647, XL820, XL784 and XL844 clinical trials, the transfer of XL880 to GlaxoSmithKline in 2008, the transfer of XL518 to Genentech in March 2009, and non-clinical toxicology studies conducted in 2008 on XL019. These decreases were partially offset by an increase in phase 2 and phase 3 clinical trial activities for XL184, IND activity for XL388, increased phase 1 clinical trial activity for XL281 and increased phase 1 clinical trial activity related to XL765, XL147 and XL139.

•

Personnel – Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, decreased by $6.8 million, or 9%, primarily due to a reduction in headcount related to our restructuring in November 2008.

•	Laboratory Supplies – Laboratory supplies decreased by $2.6 million, or 15%, primarily due to the decrease in headcount and other cost cutting measures.

•

Cost Reimbursement – Primarily as a result of our contract research agreement with Agrigenetics, Inc., or Agrigenetics, we received an increase in research and development funding of $2.3 million that was recognized as a reduction to research and development expense.

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

In addition to reviewing the three categories of research and development expenses described above, we principally consider qualitative factors in making decisions regarding our research and development programs. Such factors include enrollment in clinical trials for our drug candidates, the results of and data from clinical trials, the potential indications for our drug candidates, the therapeutic and commercial potential for our drug candidates and competitive dynamics. We also make our research and development decisions in the context of our overall business strategy, which includes the pursuit of commercial collaborations with major pharmaceutical and biotechnology companies for the development of our drug candidates.

The expenditures summarized in the following table reflect total research and development expenses by category, including allocations for general and administrative expense (dollar amounts are presented in millions):

	2009	2008	2007	Inception to date (1)
Drug Discovery	$88.0	$102.5	$101.7	$384.5
Development	126.8	138.0	101.5	438.1
Other	19.9	16.9	22.2	80.4

Total	$234.7	$257.4	$225.4	$903.0

(1)	Inception is as of January 1, 2006, the date on which we began tracking research and development expenses by category.

While we do not track total research and development expenses separately for each program, beginning in fiscal 2006, we began tracking third party expenditures directly relating to each program as a way of monitoring external costs. Our third party research and development expenditures relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing, and represent only a portion of the costs related to each program. Third party expenditures for programs initiated prior to the beginning of fiscal 2006 have not been tracked from project inception, and therefore such expenditures from the actual inception for most of our programs are not available. We do not accumulate on a program-specific basis internal research and development expenses, such as salaries and personnel expenses, facilities overhead expenses and external costs not directly attributable to a specific project. Nevertheless, we believe that third party expenditures by program provide a reasonable estimate of the percentage of our total research and development expenses that are attributable to each such program. For the full year 2009, the programs representing the greatest portion of our external third party research and development expenditures were XL184 (45%), XL147 (12%), XL765 (11%), XL281 (6%) and XL228 (6%). The expenses for these programs were primarily included in the development category of our research and development expenses and exclude the impact of any amounts reimbursed by our partners.

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

General and Administrative Expenses

Total general and administrative expenses were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2009	2008	2007
General and administrative expenses	$34.4	$36.9	$44.9
Dollar (decrease) increase	$(2.5)	$(8.0)	$5.8
Percentage (decrease) increase	(7%)	(18%)	15%

General and administrative expenses consist primarily of personnel expenses, employee stock-based compensation expense, facility costs and consulting and professional expenses, such as legal and accounting fees. The decrease in 2009 from 2008 was primarily due to a reduction in headcount related to our restructuring in November 2008, reduced consulting and outside service costs, and other cost saving measures. These decreases were partially offset by an increase in rent and other facilities costs associated with our property. The decrease in 2008 from 2007 resulted primarily from an increase of $10.4 million in the allocation of general corporate costs (such as facilities costs, property taxes and insurance) to research and development, which primarily reflected the relative growth of the research and development function compared to the general and administrative function. This decrease was partly offset by increases in facilities costs of $2.4 million and consulting and outside services costs of $1.3 million.

Collaboration Cost-Sharing Expenses (Reimbursements)

Total collaboration cost-sharing expenses were as follows (dollar amounts are presented in millions):

Year Ended December 31,
	2009	2008	2007
Collaboration cost-sharing expenses (reimbursements)	$ 4.6	$ (0.3)	$—
Dollar change	$ 4.9	$ (0.3)	$—
Percentage change	Not Meaningful	Not Meaningful	—%

Total collaboration cost-sharing expenses consist of research and development expenses and reimbursements related to our 2008 cancer collaboration agreement with Bristol Myers-Squibb for XL184 and XL281. To the extent that net annual research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration reimbursement. In years when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. For the year ended December 31, 2009, we recorded a net payable to Bristol-Myers Squibb, resulting with an increase in operating expenses of $4.6 million. For the year ended December 31, 2008, we recorded a net receivable from Bristol-Myers Squibb of $0.3 million, which was included in total revenues.

Amortization of Intangible Assets

Total amortization of intangible assets was as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2009	2008	2007
Amortization of intangible assets	$—	$—	$0.2
Dollar decrease	$—	$(0.2)	$(0.6)
Percentage decrease	0%	(100%)	(75%)

Intangible assets resulted from our acquisitions of X-Ceptor Therapeutics, Genomica, Artemis and Agritope (renamed Exelixis Plant Sciences). These assets were amortized over specified time periods. There was no amortization of intangible assets in 2009 or 2008.

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

Restructuring Charge

In November 2008, we implemented a restructuring plan that resulted in a reduction in force of 78 employees, or approximately 10% of our workforce. As a result of this restructuring plan, we recorded a restructuring charge of approximately $2.9 million in the fourth quarter of 2008 consisting primarily of severance, health care benefits and legal and outplacement services fees. The balance of the liability was included in “Other Accrued Expenses” on our condensed consolidated balance sheet as of December 31, 2008 and was fully-paid out as of December 31, 2009. All actions associated with the 2008 restructuring plan were completed in the first quarter of 2009, and we do not anticipate incurring any further costs under the 2008 restructuring plan.

Total Other Income (Expense), net

Total other income (expense), net was as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2009	2008	2007
Interest income and other, net	$1.5	$5.9	$13.1
Interest expense	(12.7)	(6.8)	(4.0)
Gain on sale of businesses	2.1	4.6	36.9
Loss on deconsolidation of Symphony Evolution, Inc.	(9.8)	—	—

Total other Income (expense), net	$(18.9)	$3.7	$46.0
Dollar (decrease) increase	$(22.6)	$(42.3)	$42.5

The change in total other income (expense), net for 2009 compared to 2008 resulted primarily from the recording of a $9.8 million loss upon deconsolidation of SEI as a result of the expiration of our purchase option for SEI in June 2009 and $5.2 million in interest expense relating to the termination of the Deerfield credit facility in December 2009. Lower interest rates led to a decline in interest income of $4.9 million and we also recorded a net adjustment of $2.5 million to the gain on the sale of our plant trait business, and Artemis which represents the difference between the $4.6 million recorded in 2008 and the $2.1 million recorded in 2009.

The decrease in total other income (expense), net for 2008 compared to 2007 was primarily due to the 2007 gain on the sale of our plant trait business and the gain on sale of 80.1% of the share capital of Artemis, and a decrease in interest income as a result of lower cash and investment balances and lower average interest rates.

In September 2007, we sold our plant trait business to Agrigenetics, and, as a result, we recognized in 2007 a gain of $18.8 million in total other income. The gain of $18.8 million primarily consisted of a purchase price of $22.5 million, less $2.4 million in net book value of tangible and intangible assets and the derecognition of $1.4 million of goodwill.

As a result of the sale of 80.1% of the share capital of Artemis in November 2007, we recognized in 2007 a gain of $18.1 million in total other income. This gain primarily consisted of cash received of $19.8 million, plus $2.5 million relating to the elimination of cumulative foreign currency translation adjustments and the elimination of net liabilities, less $0.3 million of intangible assets (acquired patents) and the derecognition of $2.3 million of goodwill.

Income Tax Benefit

The income tax benefit for 2009 was the result of a $1.3 million tax credit recorded as a result of the Housing and Economic Recovery Act of 2008. During the third quarter of 2009, we recorded a tax provision as a result of $7.0 million of withholding tax associated with the $140.0 million of upfront payments received from sanofi-aventis during the quarter. However, in December 2009, the United States Senate ratified the protocol, originally signed on January 2009, to the Convention between the Government of the United States of America and the Government of the French Republic for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital, thereby eliminating this withholding tax, resulting in us reversing the provision in December and booking a receivable from the French government.

Under the Internal Revenue Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. Annual limitations may result in the expiration of net operating loss and credit carryforwards before they are used.

Loss attributed to noncontrolling interest

In 2005, we licensed three of our compounds, XL647, XL784 and XL999, to SEI in return for an $80.0 million investment for the clinical development of these compounds. As part of the agreement, we received an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire XL647, XL784 and XL999 at our sole discretion. The purchase option expired on June 9, 2009. The expiration of the purchase option triggered a reconsideration event regarding our need to consolidate SEI, a variable interest entity. Upon the expiration of the purchase option, we no longer held a variable interest in the variable interest entity. Accordingly, we deconsolidated SEI and derecognized the SEI assets, liabilities and noncontrolling interest from our financial statements. For the years ended December 31, 2009, 2008 and 2007, the losses attributed to the noncontrolling interest holders were $4.3 million, $12.7 million and $24.6 million, respectively.

The decrease in 2009 from 2008 in the losses attributable to noncontrolling interest holders were due to the deconsolidation of SEI in June 2009. The decrease in 2008 from 2007 in the losses attributed to the noncontrolling interest holders was primarily due to decreased development expenses associated with XL784 and XL999.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the years ended December 31, 2009, 2008 and 2007 (dollar amounts are presented in thousands):

	Year Ended December 31,
	2009	2008	2007
Consolidated net loss	$(139,557)	$(175,570)	$(111,022)
Adjustments to reconcile net loss to net cash used in operating activities	44,894	32,510	(4,485)
Changes in operating assets and liabilities	80,072	133,376	47,186

Net cash used in operating activities	(14,591)	(9,684)	(68,321)
Net cash (used in) provided by investing activities	(112,322)	121,295	(3,437)
Net cash (used in) provided by financing activities	(33,989)	630	84,248
Effect of foreign exchange rates on cash and cash equivalents	—	—	(402)

Net (decrease)/increase in cash and cash equivalents	(160,902)	112,241	12,088
Cash and cash equivalents, at beginning of year	247,698	135,457	123,369

Cash and cash equivalents, at end of year	$86,796	$247,698	$135,457

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators, equipment financing facilities and interest income. We also financed certain of our research and development activities under our agreements with SEI. In September 2007, we received net proceeds, after underwriting fees and offering expenses, of $71.9 million from the sale of 7.0 million shares of our common stock under a shelf registration statement. As of December 31, 2009, we had $221.0 million in cash and cash equivalents and marketable securities, which included restricted cash and investments of $6.4 million. In addition, as of December 31, 2009, approximately $24.0 million of cash and cash equivalents and marketable securities served as collateral for bank lines of credit.

Operating Activities

Our operating activities used cash of $14.6 million for the year ended December 31, 2009, compared to $9.7 million for the year ended December 31, 2008, and $68.3 million for 2007. Cash used in operating activities during 2009 related primarily to our consolidated net loss of $139.6 million offset by increases in deferred revenues and other non-cash charges. The decrease in our consolidated net loss was driven by an increase in revenues primarily due to our 2009 collaboration with sanofi-aventis relating to XL147 and XL765 and our 2008 cancer collaboration with Bristol-Myers Squibb relating to XL184 and XL281 in addition to an overall decrease in operating expenses. These uses of cash were primarily offset by a net increase in deferred revenue of $85.8 million, primarily driven by receipt of an upfront cash payment of $140.0 million related to the global license agreement and collaboration with sanofi-aventis, partially offset by a decrease in deferred revenue from the ratable recognition of deferred revenues over the period of continuing involvement from our various collaborations. In addition, cash uses were offset by non-cash charges totaling $45.3 million relating to stock-based compensation, depreciation and amortization, and a $9.8 million loss that we recorded upon deconsolidation of SEI.

Cash used in operating activities during 2008 related primarily to our consolidated net loss of $175.6 million. The increase in our net loss was primarily driven by the continued advancement and expansion of our clinical trial activity in addition to the inclusion in 2007 of the $18.8 million gain on the sale of assets recognized in conjunction with our transaction with Agrigenetics, which was accounted for as a sale of our plant trait business, and $18.1 million gain on the sale of 80.1% of Artemis. These uses of cash were primarily offset by a net increase in deferred revenue of $132.8 million primarily driven by receipt of an upfront cash payment of $195.0 million related to the XL184 and XL281 collaboration with Bristol-Myers Squibb, partially offset by a decrease in deferred revenue from the ratable recognition of deferred revenues over the period of continuing involvement from our various collaborations. In particular, we accelerated $18.5 million in previously deferred revenue relating to the conclusion of our collaboration with GlaxoSmithKline, the development term for which concluded on October 27, 2008. In addition, cash uses were offset by increases in accounts payable and other accrued expenses as well as non-cash charges totaling $36.1 million relating to stock-based compensation and depreciation and amortization.

While cash used in operating activities is primarily driven by our consolidated net loss, operating cash flows differ from our consolidated net loss as a result of differences in the timing of cash receipts and earnings recognition and non-cash charges. We expect to use cash for operating activities for at least the next several years as we continue to incur net losses associated with our research and development activities, including manufacturing and development expenses for compounds in preclinical and clinical studies.

Investing Activities

Our investing activities used cash of $112.3 million for the year ended December 31, 2009, compared to cash provided of $121.3 million for 2008 and cash used of $3.4 million for 2007.

Cash used in investing activities for 2009 was primarily driven by purchases of marketable securities of $161.2 million. Most of the cash invested in marketable securities was generated by payments received from collaborators. These uses of cash were partially offset by proceeds from maturities of marketable securities and on sales of investments held by SEI, for a combined cash inflow of $54.3 million used to fund our operations.

Cash provided in investing activities for 2008 was primarily driven by proceeds from the sale and maturities of marketable securities of $110.0 million and the sale of $16.9 million of investments held by SEI, partially offset by purchases of property and equipment of $15.2 million. In addition, in September 2008 we received the $4.5 million anniversary payment plus an additional $4.5 million of contingent consideration in association with our transaction with Agrigenetics. The proceeds provided by maturities or sale of our marketable securities and the sale of investments by SEI were used to fund our operations. We expect to continue to make moderate investments in property and equipment to support our operations.

Cash used in investing activities for 2007 was primarily driven by net purchases of marketable securities of $47.5 million and purchases of property and equipment of $17.8 million. Most of the cash invested in marketable securities and investments was generated by a common stock offering in 2007 and payments received from collaborators. These uses of cash were partially offset by net proceeds of $35.3 million from the sale of our plant trait business and Artemis. The proceeds provided by maturities of our marketable securities and the sale of investments by SEI were used to fund our operations.

Financing Activities

Our financing activities used cash of $34.0 million for the year ended December 31, 2009, compared to cash provided of $0.6 million for 2008 and $84.2 million for 2007.

Cash used by our financing activities for 2009 was primarily due to principal payments on notes payable and bank obligations of $43.1 million partially offset by proceeds from notes payable and bank obligations of $5.0 million and proceeds from employee stock purchase plan purchases of $3.8 million. In line with our focus on managing our cash resources, purchase of property and equipment were significantly lower in 2009 than compared to prior years.

Cash provided by our financing activities for 2008 was primarily due to proceeds of $13.6 million from our notes payable and bank obligations and $4.5 million from the exercise of stock options and the issuance of stock under the employee stock purchase plan. These increases were partially offset by principal payments on notes payable and bank obligations of $17.5 million.

Cash provided by our financing activities for 2007 was primarily due to net proceeds of $71.9 million received through the sale of our common stock and $12.6 million of proceeds from note payable and bank obligations. These increases were partially offset by $12.1 million of principal payments on notes payable and bank obligations.

We finance property and equipment purchases through equipment financing facilities, such as notes and bank obligations. Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes. Over the next several years, we are required to make certain payments on notes, bank obligations and our loan from GlaxoSmithKline. In June 2008, we entered into the Facility Agreement with the Deerfield Entities for which the Deerfield Entities agreed to loan us up to $150.0 million, subject to certain conditions. The Facility Agreement was terminated in November 2009, resulting in a $5.2 million charge to interest expense relating to a cancellation fee and outstanding warrants. We did not draw on the Facility Agreement at any time prior to its termination.

Cash Requirements

We have incurred net losses since inception, including a net loss attributable to Exelixis, Inc. of $135.2 million for the year ended December 31, 2009. We expect our net loss in 2010 to increase compared to 2009 and anticipate negative operating cash flow for the foreseeable future. As of December 31, 2009, we had $221.0 million in cash and cash equivalents and short-term and long-term marketable securities, which included restricted cash and investments of $6.4 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities and funding that we expect to receive from collaborators, which includes anticipated cash from additional business development activity, will enable us to maintain our operations, after giving effect to the restructuring we implemented on March 8, 2010, for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

repayment of our loan from GlaxoSmithKline—In October 2002, we entered into a collaboration with GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. As of December 31, 2009, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $70.8 million, after giving effect to a cash payment we made to GlaxoSmithKline of $34.7 million on October 27, 2009 for the first of three annual installments of principal and accrued interest due under the loan. The second and third installments of principal and accrued interest under the loan are due on October 27, 2010 and October 27, 2011, respectively. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions, or cash. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and in the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock. During 2010, we may pursue a potential refinancing of the GlaxoSmithKline loan with a third party, although there can be no assurance that we would be able to do so on terms that are acceptable to us, if at all;

•

the progress and scope of the development activity with respect to XL184, our most advanced compound—We are focusing our development efforts on XL184, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. As described under Item 1 of this report under “Business—Corporate Collaborations—Bristol-Myers Squibb—2008 Cancer Collaboration” in December 2008, we entered into a worldwide co-development collaboration with Bristol-Myers Squibb for the development and commercialization of XL184. The companies will share worldwide (except for Japan) development costs for XL184. We are responsible for 35% of such costs and Bristol-Myers Squibb is responsible for 65% of such costs, except that we are responsible for funding the initial $100.0 million of combined costs and have the option to defer payments for development costs above certain thresholds. In return, we will share 50% of the commercial profits and losses (including pre-launch commercialization expenses) in the United States and have the option to co-promote XL184 in the United States. Bristol-Myers Squibb is responsible for all costs intended to support regulatory approval in Japan. We have the right to defer payment for certain early commercialization and other related costs above certain thresholds. During the term of the collaboration, so long as we have not opted out of the co-development of XL184, there may be periods during which Bristol-Myers Squibb will partially reimburse us for certain research and development expenses, and other periods during which we will owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. On an annual basis, to the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In annual periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Generally, the direction of cash flows will depend on the level of development activity by either party, which may change during the development term. Our capital requirements will be impacted by the level of our expenses for the development activity conducted by us and the degree to which we will be required to make payments to, or we will receive payments from, Bristol-Myers Squibb. If we opt out of the co-development of XL184, we would have no further unreimbursed cost obligations for that compound;

•	the progress and scope of other research and development activities conducted by us;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds;

•	our ability to enter into new collaboration agreements, licensing agreements and other arrangements that provide additional payments;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents and marketable securities that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost of any acquisitions of or investments in businesses, products and technologies.

One or more of these factors or changes to our current operating plan may require us to use available capital resources significantly earlier than we anticipate. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We may seek to raise funds through the sale of equity or debt securities or through external borrowings. In addition, we may enter into additional strategic partnerships or collaborative arrangements for the development and commercialization of our compounds. However, we may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms or we may be required to relinquish rights to technology or product candidates or to grant licenses on terms that are unfavorable to us.

We may need to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, our loan and security agreement with GlaxoSmithKline contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of December 31, 2009, our “working capital” was $126.3 million and our “cash and investments” were $214.5 million. If we default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $70.8 million at December 31, 2009. The second and third installments of principal and accrued interest under the loan are due on October 27, 2010 and October 27, 2011, respectively. In addition, if our “cash reserves” fall below $80.0 million and we are unable to increase such cash reserves to $80.0 million or more within 90 days, our co-development and co-promotion rights with respect to XL184 under our 2008 collaboration agreement with Bristol-Myers Squibb may be terminated. “Cash reserves” for purposes of our 2008 collaboration agreement with Bristol-Myers Squibb includes our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under certain financing arrangements. If we cannot raise additional capital in order to remain in compliance with our financial covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

We have contractual obligations in the form of operating leases, notes payable and licensing agreements. The following chart details our contractual obligations as of December 31, 2009 (dollar amounts are presented in thousands):

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	4-5 years	After 5 years
Notes payable and bank obligations	$22,886	11,340	10,381	1,165	$—
Other obligations	575	575	—	—	—
Convertible loans(1)	70,806	35,080	35,726	—	—
Operating leases	144,871	20,137	38,458	38,634	47,642

Total contractual cash obligations	$239,138	$67,132	$84,565	$39,799	$47,642

(1)	Includes interest payable on convertible loans of $13.9 million as of December 31, 2009. Additional interest accrues at 4% per annum. The debt and interest payable can be repaid in cash or common stock at our election. The development term under our collaboration with GlaxoSmithKline concluded on October 27, 2008. We paid the first of three annual payments of principal plus accrued interest of $34.7 million in October 2009. The remaining two payments of principal and accrued interest will be due in October 2010 and 2011.

Excluded from the table above are obligations under our collaboration agreements with Bristol-Myers Squibb to co-develop and co-commercialize XL139, XL413 and XL184 in the United States. As a result of these collaborations, we will be required to pay 35% of the worldwide (except for Japan) development expenses. See Note 3 of the Notes to the Consolidated Financial Statements for further information.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We expect to adopt this guidance prospectively from January 1, 2011. We are assessing the impact of this guidance on our consolidated results of operations and financial condition.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. At December 31, 2009, we had cash and cash equivalents, marketable securities and restricted cash and investments of $221.0 million, and at December 31, 2008, we had cash and cash equivalents, marketable securities, investments held by SEI and restricted cash and investments of $284.2 million. Our marketable securities and investments are subject to interest rate risk, and our interest income may fluctuate due to changes in U.S. interest rates. By policy, we limit our investments to money market instruments, debt securities of U.S. government agencies and debt obligations of U.S. corporations. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated income taxes. We manage market risk through diversification requirements mandated by our investment policy, which limits the amount of our portfolio that can be invested in a single issuer. We manage credit risk by limiting our purchases to high-quality issuers. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. At December 31, 2009 and 2008, we had debt outstanding of $79.6 million and $117.7 million, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments or a combination thereof. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

We have estimated the effects on our interest rate sensitive assets and liabilities based on a one-percentage point hypothetical adverse change in interest rates as of December 31, 2009 and 2008. As of December 31, 2009 and 2008, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $0.3 million and $1.3 million, respectively. We have assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. Significant variations in market interest rates could produce changes in the timing of repayments due to available prepayment options. The fair value of such instruments could be affected and, therefore, actual results might differ from our estimate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EXELIXIS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Exelixis, Inc.

We have audited the accompanying consolidated balance sheets of Exelixis, Inc. as of January 1, 2010 and January 2, 2009 , and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three fiscal years in the period ended January 1, 2010. These financial statements are the responsibility of Exelixis, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exelixis, Inc. at January 1, 2010 and January 2, 2009, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Exelixis, Inc.’s internal control over financial reporting as of January 1, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 10, 2010

EXELIXIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$86,796	$247,698
Marketable securities	116,290	—
Investments held by Symphony Evolution, Inc.	—	14,703
Other receivables	11,864	1,457
Prepaid expenses and other current assets	15,050	7,713

Total current assets	230,000	271,571
Restricted cash and investments	6,444	4,015
Long-term investments	11,463	17,769
Property and equipment, net	29,392	36,247
Goodwill	63,684	63,684
Other assets	2,427	8,336

Total assets	$343,410	$401,622

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,403	$4,946
Accrued clinical trial liabilities	24,000	22,551
Other accrued liabilities	16,399	14,007
Accrued compensation and benefits	16,677	16,142
Current portion of notes payable and bank obligations	11,204	14,911
Current portion of convertible loans	28,050	28,050
Deferred revenue	103,385	88,936

Total current liabilities	207,118	189,543
Notes payable and bank obligations	11,463	17,769
Convertible loans	28,900	56,950
Other long-term liabilities	17,325	22,620
Deferred revenue	242,329	171,001

Total liabilities	507,135	457,883

Commitments (Note 13)
Stockholders’ equity (deficit):
Exelixis, Inc. stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; issued and outstanding: 107,918,334 and 106,331,183 shares at December 31, 2009 and 2008, respectively	108	106
Additional paid-in-capital	925,736	897,423
Accumulated other comprehensive income	155	—
Accumulated deficit	(1,089,724)	(954,504)

Total Exelixis, Inc. stockholders’ deficit	(163,725)	(56,975)
Noncontrolling interest	—	714

Total stockholders’ deficit	(163,725)	(56,261)

Total liabilities and stockholders’ deficit	$343,410	$401,622

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Contract	$54,141	$70,746	$69,023
License	97,618	46,793	44,447
Collaboration reimbursement	—	320	—

Total revenues	151,759	117,859	113,470

Operating expenses:
Research and development	234,702	257,390	225,375
General and administrative	34,382	36,892	44,940
Collaboration cost sharing	4,582	—	—
Amortization of intangible assets	—	—	202
Restructuring charge	—	2,890	—

Total operating expenses	273,666	297,172	270,517

Loss from operations	(121,907)	(179,313)	(157,047)
Other income (expense):
Interest income and other, net	1,510	5,935	13,055
Interest expense	(12,672)	(6,762)	(3,966)
Gain on sale of businesses	2,052	4,570	36,936
Loss on deconsolidation of Symphony Evolution, Inc.	(9,826)	—	—

Total other income (expense), net	(18,936)	3,743	46,025

Consolidated loss before taxes	(140,843)	(175,570)	(111,022)
Tax benefit	1,286	—	—

Consolidated net loss	(139,557)	(175,570)	(111,022)
Loss attributed to noncontrolling interest	4,337	12,716	24,641

Net loss attributable to Exelixis, Inc.	$(135,220)	$(162,854)	$(86,381)

Net loss per share, basic and diluted, attributable to Exelixis, Inc.	$(1.26)	$(1.54)	$(0.87)

Shares used in computing basic and diluted loss per share amounts	107,073	105,498	99,147

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2006	95,990,148	$96	$756,568	$1,145	$(705,269)	$38,071	$90,611
Consolidated net loss	—	—	—	—	(86,381)	(24,641)	(111,022)
Decrease in unrealized loss on available-for-sale securities	—	—	—	542	—	—	542
Change in accumulated translation adjustment, net	—	—	—	(1,188)	—	—	(1,188)

Comprehensive loss							(111,668)

Issuance of common stock under stock plans	1,754,584	2	14,508	—	—	—	14,510
Issuance of common stock, net of offering costs	7,000,000	7	71,883	—	—	—	71,890
Stock-based compensation expense	—	—	20,168	—	—	—	20,168

Balance at December 31, 2007	104,744,732	105	863,127	499	(791,650)	13,430	85,511
Consolidated net loss	—	—	—	—	(162,854)	(12,716)	(175,570)
Change in unrealized gains on available-for-sale securities	—	—	—	(499)	—	—	(499)

Comprehensive loss							(176,069)

Issuance of common stock under stock plans	1,586,451	1	7,951	—	—	—	7,952
Issuance of warrants to Deerfield	—		3,438	—	—	—	3,438
Stock-based compensation expense	—	—	22,907	—	—	—	22,907

Balance at December 31, 2008	106,331,183	106	897,423	—	(954,504)	714	(56,261)
Consolidated net loss	—	—	—	—	(135,220)	(4,337)	(139,557)
Change in unrealized gains on available-for-sale securities	—	—	—	155	—	—	155

Comprehensive loss							(139,402)

Issuance of common stock under stock plans	1,587,151	2	5,407	—	—	—	5,409
Deconsolidation of Symphony Evolution Inc.	—	—		—	—	3,623	3,623
Stock-based compensation expense	—	—	22,906	—	—	—	22,906

Balance at December 31, 2009	107,918,334	$108	$925,736	$155	$(1,089,724)	$—	$(163,725)

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Consolidated net loss	$(139,557)	$(175,570)	$(111,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,595	13,227	11,130
Stock-based compensation expense	22,906	22,907	20,168
Amortization of intangibles		—	202
Gain on sale of plant trait business and Artemis Pharmaceuticals	(2,052)	(4,570)	(36,936)
Loss on deconsolidation of Symphony Evolution, Inc.	9,826	—	—
Other	1,619	946	951
Changes in assets and liabilities:
Other receivables	(8,505)	201	17,698
Prepaid expenses and other current assets	(7,338)	(1,562)	(2,965)
Other assets	6,424	(2,775)	(175)
Accounts payable and other accrued expenses	9,008	7,036	24,076
Other long-term liabilities	(5,294)	(2,304)	4,433
Deferred revenue	85,777	132,780	4,119

Net cash used in operating activities	(14,591)	(9,684)	(68,321)

Cash flows from investing activities:
Purchases of investments held by Symphony Evolution, Inc.	(49)	(707)	(2,280)
Proceeds on sale of investments held by Symphony Evolution, Inc.	4,497	16,939	26,433
Purchases of property and equipment	(5,908)	(15,205)	(17,817)
Proceeds on sale of plant trait business	2,200	9,000	18,000
Proceeds on sale of Artemis Pharmaceuticals, net	—	—	17,309
(Increase)/decrease in restricted cash and investments	(2,429)	3,223	2,396
Proceeds from sale of marketable securities	766	58,818	—
Proceeds from maturities of marketable securities	49,767	51,181	156,339
Purchases of marketable securities	(161,166)	(1,954)	(203,817)

Net cash (used in) provided by investing activities	(112,322)	121,295	(3,437)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	—	—	71,890
Proceeds from exercise of stock options and warrants	273	310	8,301
Proceeds from employee stock purchase plan	3,826	4,154	3,567
Proceeds from notes payable and bank obligations	5,002	13,619	12,632
Principal payments on notes payable and bank obligations	(43,065)	(17,453)	(12,142)
Repayments, net from deconsolidation of Symphony Evolution, Inc.	(25)	—	—

Net cash (used in) provided by financing activities	(33,989)	630	84,248

Effect of foreign exchange rates on cash and cash equivalents	—	—	(402)

Net (decrease) increase in cash and cash equivalents	(160,902)	112,241	12,088
Cash and cash equivalents, at beginning of year	247,698	135,457	123,369

Cash and cash equivalents, at end of year	$86,796	$247,698	$135,457

Supplemental cash flow disclosure:
Cash paid for interest	$10,532	$355	$597
Warrants issued in conjunction with Deerfield financing agreement	—	3,438	—

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

Basis of Consolidation

The consolidated financial statements include the accounts of Exelixis and our wholly owned subsidiaries as well as one variable interest entity, Symphony Evolution, Inc. (“SEI”), for which we were the primary beneficiary. As of June 9, 2009, our purchase option for SEI expired and as a result, we were no longer considered to be the primary beneficiary. (Refer to Note 4). All significant intercompany balances and transactions have been eliminated. We have determined that Artemis Pharmaceuticals GmbH, our German subsidiary, was an operating segment. Selected segment information is provided in Note 2 of the Notes to the Consolidated Financial Statements.

Exelixis adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31. Fiscal year 2007, a 52-week year, ended on December 28, 2007, fiscal year 2008, a 53-week year, ended on January 2, 2009, fiscal year 2009, a 52-week year, ended on January 1, 2010. Fiscal year 2010, a 52-week year, will end on December 31, 2010. For convenience, references in this report as of and for the fiscal years ended December 28, 2007, January 2, 2009, and January 1, 2010 are indicated on a calendar year basis, ended December 31, 2007, 2008 and 2009, respectively.

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

Investments held by Symphony Evolution, Inc. consisted of investments in money market funds. As of December 31, 2009, following the deconsolidation of SEI, we no longer hold any Symphony Evolution, Inc. investments. As of December 31, 2008, we had investments held by Symphony Evolution, Inc. of $14.7 million.

All marketable securities are classified as available-for-sale and are carried at fair value. Available-for-sale securities are stated at fair value based upon quoted market prices of the securities. We view our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified certain investments as short-term marketable securities, even though the stated maturity date may be one year or more

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

beyond the current balance sheet date. We have classified certain investments as cash and cash equivalents or marketable securities that collateralize loan balances; however they are not restricted to withdrawal. Funds that are used to collateralize equipment lines of credit that extend for over 12 months have been classified as long term investments, in association with the loan arrangement. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. Realized gains and losses, net, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

The following summarizes available-for-sale securities included in cash and cash equivalents and restricted cash and investments as of December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$74,465	$—	$—	$74,465
Commercial paper	24,277	—	—	24,277
Corporate bonds	55,808	152	(17)	55,943
U.S. Government agency securities	11,077	8	—	11,085
Government sponsored enterprises	37,990	17	(1)	38,006
Municipal bonds	17,769	—	(3)	17,766

Total	$221,386	$177	$(21)	$221,542

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash equivalents	$87,354	$—	$(9)	$87,345
Marketable securities	116,125	177	(12)	116,290
Long-term investments	11,463	—	—	11,463
Restricted cash and investments	6,444	—	—	6,444

Total	$221,386	$177	$(21)	$221,542

The following summarizes available-for-sale securities included in cash and cash equivalents and restricted cash and investments as of December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$270,147	$—	$—	$270,147

Total	$270,147	$—	$—	$270,147

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash equivalents	$248,363	$—	$—	$248,363
Restricted cash and investments	4,015	—	—	4,015
Long-term investments	$17,769	$—	$—	$17,769

Total	$270,147	$—	$—	$270,147

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2008, we did not have any marketable securities.

During 2008, we recognized gross gains and losses of $0.4 million and $0.1 million, respectively, on sales of our investments.

The following is a summary of the amortized cost and estimated fair value of marketable securities at December 31, 2009 by contractual maturity (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$213,947	$214,083
Mature in one to two years	7,439	7,459

Total	$221,386	$221,542

As of December 31, 2009, securities were in an unrealized loss position for less than one year. The unrealized losses were not attributed to credit risk. Based on the scheduled maturities of our marketable securities, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.

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

Level 3 – unobservable inputs.

Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of December 31, 2009 and 2008, respectively (in thousands):

As of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Cash equivalents and marketable securities	$74,465	$147,077	$—	$221,542

Total	$74,465	$147,077	$—	$221,542

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Money market funds	$270,147	$—	$—	$270,147
Investments held by Symphony	14,703	—	—	14,703

Total	$284,850	$—	$—	$284,850

We have estimated the fair value of our long-term debt instruments using the net present value of the payments discounted at an interest rate that is consistent with our current borrowing rate for similar long-term debt. The estimated fair value of our outstanding debt was as follows (in thousands):

	December 31, 2009	December 31, 2008
GlaxoSmithKline loan	$50,191	$77,121
Equipment lines of credit	22,530	30,388

Total	$72,721	$107,509

At December 31, 2009 and 2008, we had debt outstanding of $79.6 million and $117.7 million, respectively. These items are described in further detail in Note 9 of the Notes to the Consolidated Financial Statements. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments or a combination thereof. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

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

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and investments in marketable securities. Cash equivalents and marketable securities consist of money market funds, taxable commercial paper, corporate bonds with high credit quality, U.S. government agency obligations and U.S. government sponsored enterprises. All cash and cash equivalents, and marketable securities are maintained with financial institutions that management believes are creditworthy. Other receivables are typically unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception.

The following table sets forth revenues recognized under our collaboration agreements that are 10% or more of total revenues during the years ending December 31, 2009, 2008 and 2007:

Collaborator	2009	2008	2007
Bristol-Myers Squibb	54%	46%	35%
sanofi-aventis	31%	0%	0%
Genentech	8%	17%	16%
GlaxoSmithKline	0%	37%	24%
Daiichi-Sankyo	0%	0%	10%

Revenue Recognition

License, research commitment and other non-refundable payments received in connection with research collaboration agreements are deferred and recognized on a straight-line basis over the period of continuing involvement, generally the research term specified in the agreement. Contract research revenues are recognized as services are performed pursuant to the terms of the agreements. Any amounts received in advance of performance are recorded as deferred revenue. Payments are not refundable if research is not successful. License fees are classified as license revenue in our consolidated statement of operations.

We enter into corporate collaborations under which we may obtain up-front license fees, research funding, and contingent milestone payments and royalties. Our deliverables under these arrangements typically consist of intellectual property rights and research and development services. We evaluate whether the delivered elements under these arrangements have value to our collaboration partner on a stand-alone basis and whether objective

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and reliable evidence of fair value of the undelivered item exists. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a combined unit of accounting, non-refundable up-front fees and milestones are recognized in a manner consistent with the final deliverable, which is generally ratably over the period of the research and development obligation.

Milestone payments are non-refundable and recognized as revenues over the period of the research arrangement. This typically results in a portion of the milestone being recognized at the date the milestone is achieved, which portion is equal to the applicable percentage of the research term that has elapsed at the date the milestone is achieved, and the balance being recognized over the remaining research term of the agreement. In certain situations, we may receive milestone payments after the end of our period of continued involvement. In such circumstances, we would recognize 100% of the milestone revenue when the milestone is achieved. Milestones are classified as contract revenue in our consolidated statement of operations.

Collaborative agreement reimbursement revenue is recorded as earned based on the performance requirements under the respective contracts. For arrangements in which we and our collaborative partner are active participants in the agreement and for which both parties are exposed to significant risks and rewards depending on the commercial success of the activity, we present payments between the parties on a net basis. On an annual basis, to the extent that net research and development funding payments are received, Exelixis will record the net cash inflow as revenue. In annual periods when the net research and development funding payments result in a payable, these amounts are presented as collaboration cost-sharing expense. Agreement reimbursements are classified as either contract revenue or collaboration reimbursement in our consolidated statement of operations, depending on the terms of the agreement.

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

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Net Loss Per Share

Basic and diluted net loss per share are computed by dividing the net loss attributable to Exelixis, Inc. for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock because their effect is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of our convertible loans.

The following table sets forth potential shares of common stock that are not included in the computation of diluted net loss per share because to do so would be antidilutive for the years ended December 31:

	2009	2008	2007
Restricted stock units and options to purchase common stock	27,072,822	24,141,186	20,718,661
Conversion of loans	10,277,428	32,133,864	11,315,160
Warrants	3,000,000	2,500,000	1,500,000

	40,350,250	58,775,050	33,533,821

Foreign Currency Translation and Remeasurement

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

Assets and liabilities denominated in currencies other than the functional currency are remeasured using exchange rates in effect at the end of the period and related gains or losses are recorded in interest income and other, net. Gains and losses on the remeasurement of foreign currency assets and liabilities were not material for the periods presented.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated using the Black-Scholes option pricing model. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, companies are required to estimate the expected term of the option for input into an option-pricing model. We estimate the term using historical data and peer data. We recognize compensation expense on a straight-line basis over the requisite service period. We have elected to use the simplified method to calculate the beginning pool of excess tax benefits.

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

Comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Consolidated net loss	$(139,557)	$(175,570)	$(111,022)
Increase/(decrease) in net unrealized gains on available-for-sale securities	155	(185)	514
Reclassification for unrealized (gains) losses on marketable securities recognized in earnings	—	(314)	28
Decrease in cumulative translation adjustment	—	—	(162)
Reclassification adjustment for the cumulative translation adjustment upon the sale of Artemis Pharmaceuticals	—	—	(1,026)

Comprehensive loss	(139,402)	(176,069)	(111,668)
Comprehensive loss attributable to the noncontrolling interest	4,337	12,716	24,641

Comprehensive loss attributable to Exelixis	$(135,065)	$(163,353)	$(87,027)

The components of accumulated other comprehensive income is as follows (in thousands):

	December 31,
	2009	2008	2007
Unrealized gains (losses) on available-for-sale securities	$155	$—	$499

Accumulated other comprehensive income	$155	$—	$499

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We expect to adopt this guidance prospectively from January 1, 2011. We are assessing the impact of this guidance on our consolidated results of operations and financial condition.

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

Concurrently with the execution of the APA, we also entered into a contract research agreement, or the CRA, with Agrigenetics. Agrigenetics has agreed to pay us up to $24.7 million in research and development funding over the term of the CRA. The research funding will cover employee costs, facilities expenses and capital expenditures. After September 4, 2007, the closing date for the transaction, the research and development funding to be received over the term of the CRA will be recognized as a reduction to expenses incurred by us in connection with our performance under the CRA. In addition to the $22.5 million consideration above, in September 2008, we received $4.5 million from Agrigenetics as contingent consideration upon development of a designated additional asset. In the second quarter of 2009, we signed an amendment to this arrangement for which we received $1.8 million in July 2009. We recognized these payments as additional gain on the sale of the business. We are also entitled to receive additional payments of up to $7.2 million from Agrigenetics if we achieve specified development milestones, which will also be recorded as adjustments to the 2007 gain, in the period that they are achieved. In November 2009 we received $0.4 million for the purchase of leasehold improvements and recognized an additional net gain on the sale of the business of approximately $0.3 million.

The term of the CRA is five years and is scheduled to end in 2012, unless earlier terminated. Agrigenetics may terminate the CRA if development of any of the three designated assets is not completed within specified research periods or if we fail to cure a material breach within specified time periods. Following development of the second designated asset, either party may terminate the CRA upon expiration of a specified notice period. In the event that the CRA is terminated prior to the end of the term, we will receive less than the maximum amount of research and development funding described above.

The transaction was accounted for as a sale of our plant trait business and we initially recognized a gain of $18.8 million, net of $0.2 million in transaction costs. The gain primarily consists of a purchase price of $22.5 million, less a net book value of $0.3 million of property and equipment, $2.1 million of intangible assets

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The sale of 80.1% of Artemis was accounted for as a sale of a business. We recognized a gain of $18.1 million, net of $1.6 million in transaction costs. The gain primarily consists of cash received of $19.8 million, plus $2.5 million relating to the elimination of the cumulative foreign currency translation adjustment and the elimination of net liabilities, less $0.3 million of intangible assets (acquired patents) and derecognition of $2.3 million of goodwill. In December 2008, we received a final purchase price adjustment of approximately $0.1 million which we recognized as additional gain on sale. As we believe we have significant influence over the operations of Artemis through our rights under the Shareholders’ Agreement and the amended articles of association, we will account for our remaining 19.9% equity interest in Artemis under the equity method of accounting. We will subsequently adjust our investment balance to recognize our share of future Artemis earnings or losses after the Taconic Closing Date. As of December 31, 2009 and 2008, the carrying value of our investment in Artemis was approximately $665,000 and $151,000 respectively. We recognized approximately $514,000 and $121,000 in annual income as a result of our 19.9% equity interest in 2009 and 2008, respectively.

Prior to our sale of Artemis, our consolidated financial statements included Artemis’ revenues and net income (loss) after the effect of all intercompany eliminations are as follows (in thousands):

For the Year Ended December 31, 2007
Revenues	$11,234
Net income (loss)	$1,210

(1)	The revenues and net income for the year ended December 31, 2007 only include revenues through November 20, 2007, the Closing Date.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3. RESEARCH AND COLLABORATION AGREEMENTS

sanofi-aventis

On May 27, 2009, we entered into a global license agreement with sanofi-aventis for XL147 and XL765, and a broad collaboration for the discovery of inhibitors of phosphoinositide-3 kinase (“PI3K”) for the treatment of cancer. The license agreement and collaboration agreement became effective on July 7, 2009. The effectiveness of the license and collaboration, on July 20, 2009, triggered upfront payments of $140.0 million ($120.0 million for the license and $20.0 million for the collaboration), which we received during the third quarter of fiscal 2009.

Under the license agreement, sanofi-aventis received a worldwide exclusive license to XL147 and XL765, which are currently in phase 1, phase 1b/2 and phase 2 clinical trials, and has sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities. It is expected that we will continue to participate in the conduct of ongoing and potential future clinical trials and manufacturing activities. Sanofi-aventis is responsible for funding all future development activities with respect to XL147 and XL765, including our activities. Under the collaboration agreement, the parties are combining efforts in establishing several preclinical PI3K programs and jointly share responsibility for research and preclinical activities related to isoform-selective inhibitors of PI3K-a and -b. Sanofi-aventis will provide us with guaranteed annual research and development funding during the research term and is responsible for funding all development activities for each product following approval of the investigational new drug application filed with the applicable regulatory authorities for such product. Sanofi-aventis will have sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities of any products arising from the collaboration; however, we may be requested to conduct certain clinical trials at sanofi-aventis’ expense. The research term under the collaboration is three years, although sanofi-aventis has the right to extend the term for an additional one-year period upon prior written notice.

In addition to the aggregate upfront cash payments for the license and collaboration agreements, we are entitled to receive guaranteed research funding of $21.0 million over three years to cover certain of our costs under the collaboration agreement. For both the license and the collaboration combined, we will be eligible to receive development, regulatory and commercial milestones of over $1.0 billion in the aggregate, as well as royalties on sales of any products commercialized under the license or collaboration. The aggregate upfront payments of $140.0 million will be recognized over the estimated research and development term of four years, and recorded as license revenue, from the effective date of the agreements. For the period ended December 31, 2009, we recognized $16.9 million in license revenue related to such upfront payments. Any milestone payments that we may receive under the agreements will be amortized over the remaining research and development term and recorded as contract revenue. We will record as operating expenses all costs incurred for work performed by us under the agreements. Reimbursements we receive from sanofi-aventis under the agreements will be recorded as contract revenue as earned, commencing as of the effective date, including reimbursements for costs incurred under the license from the date of signing. In addition, the guaranteed research funding that we expect to receive over the three year research term under the collaboration will be recorded as contract revenue commencing as of the effective date of the collaboration. For the period ended December 31, 2009, we recognized $29.9 million in contract revenue related to cost reimbursement and guaranteed research funding.

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

Boehringer Ingelheim

On May 7, 2009, we entered into a collaboration agreement with Boehringer Ingelheim International GmbH (“Boehringer Ingelheim”) to discover, develop and commercialize products that consist of agonists of the sphingosine-1-phosphate type 1 receptor (“S1P1R”), a central mediator of multiple pathways implicated in a variety of autoimmune diseases.

Under the terms of the agreement, Boehringer Ingelheim paid us an upfront cash payment of $15.0 million for the development and commercialization rights to our S1P1R agonist program. We share responsibility for discovery activities under the collaboration. The agreement provides that the parties will each conduct research under a mutually agreed upon research plan until such time that we submit a compound that has met agreed-upon criteria, or such later time as agreed upon by the parties. The parties are responsible for their respective costs and expenses incurred in connection with performing research under the collaboration. Under the collaboration, Boehringer Ingelheim also has the right, at its own expense, to conduct additional research on S1P1R agonists outside of the scope of the research plan agreed to by the parties. The agreement further provides that Boehringer Ingelheim will receive an exclusive worldwide license to further develop, commercialize and manufacture compounds developed under the collaboration and will have sole responsibility for, and shall bear all costs and expenses associated with, all subsequent preclinical, clinical, regulatory, commercial and manufacturing activities. In return, we will potentially receive up to $339.0 million in further development, regulatory and commercial milestones and are eligible to receive royalties on worldwide sales of products commercialized under the collaboration. The upfront payment will be recognized ratably over the estimated research term of approximately 11 months and recorded as license revenue from the effective date of the agreement. For the period ended December 31, 2009, we recognized $10.8 million in license revenue under this agreement.

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

Bristol-Myers Squibb

2008 Cancer Collaboration

In December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for XL184 and XL281. Upon effectiveness of the agreement in December 2008, Bristol-Myers Squibb made an upfront cash payment of $195.0 million for the development and commercialization rights to both programs. The agreement required Bristol-Myers Squibb to make additional license payments to us of $45.0 million, which were received during 2009.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We and Bristol-Myers Squibb have agreed to co-develop XL184, and potentially a backup program for XL184. The companies will share worldwide (except for Japan) development costs for XL184. We are responsible for 35% of such costs and Bristol-Myers Squibb is responsible for 65% of such costs, except that we are responsible for funding the initial $100.0 million of combined costs and have the option to defer payments for development costs above certain thresholds. In return, we will share 50% of the commercial profits and losses (including pre-launch commercialization expenses) in the United States and have the option to co-promote XL184 in the United States. Bristol-Myers Squibb is responsible for all costs intended to support regulatory approval in Japan. We have the right to defer payment for certain early commercialization and other related costs above certain thresholds. We are eligible to receive sales performance milestones of up to $150.0 million and double-digit royalties on sales on XL184 outside the United States. The clinical development of XL184 is directed by a joint committee. It is anticipated that we will continue to conduct certain clinical development activities for XL184. We may opt out of the co-development for XL184, in which case we would instead be eligible to receive development and regulatory milestones of up to $295.0 million, double-digit royalties on XL184 product sales worldwide and sales performance milestones. Our co-development and co-promotion rights may be terminated in the event that we have “cash reserves” below $80.0 million and we are unable to increase such cash reserves to $80.0 million or more within 90 days, in which case we would receive development and regulatory milestones, sales milestones and double-digit royalties instead of sharing product profits on XL184 in the United States. For purposes of the agreement, “cash reserves” includes our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under certain financing arrangements. Our co-promotion rights on XL184 in the United States, and possibly our right to share product profits on XL184, may be terminated in the event we undergo certain change of control transactions. Bristol-Myers Squibb may, upon certain prior notice to us, terminate the agreement as to products containing XL184 or XL281. In the event of such termination election, Bristol-Myers Squibb’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize such products.

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

The upfront payment of $195.0 million we received upon effectiveness of the collaboration agreement and the license payments of $20.0 million and $25.0 million we received on April 1, 2009 and on July 1, 2009, respectively, will be recognized ratably over the estimated development term of five years, and recorded as license revenue, from the effective date of the agreement in December 2008. Any milestone payments that we may receive under the agreement will be recognized ratably over the remaining development term but recorded as contract revenue. We will record as operating expense 100% of the cost incurred for work performed by Exelixis on the two programs. During the term of the collaboration, so long as we have not opted out of the co-development of XL184, there may be periods during which Bristol-Myers Squibb will partially reimburse us for certain research and development expenses, and other periods during which we will owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. To the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Net amounts due from or payable to Bristol-Myers Squibb will be determined and reflected on an annual basis. For the year ending December 31, 2009, we incurred a net payable to Bristol-Myers Squibb. Generally, the direction of cash flows

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

will depend on the level of development activity by either party, which may change during the development term. Our capital requirements will be impacted by the level of our expenses for the development activity conducted by us and the degree to which we will be required to make payments to, or we will receive payments from, Bristol- Myers Squibb. If we opt out of the co-development of XL184, we would have no further unreimbursed cost obligations with respect to that compound.

Amounts attributable to both programs under the 2008 Bristol-Myers Squibb collaboration agreement consist of the following (in thousands):

	For the Year Ended December 31
	2009(2)	2008(3)	2007
Exelixis research and development expenses(1)	$52,148	$1,106	$—
Net amount (owed to) due from collaboration partner	$(4,582)	$320	$—

(1)	Total research and development expenses attributable to us include direct third party expenditures plus estimated internal personnel costs.
(2)	The net amount due from the collaborative partner is classified as a reduction in operating expenses for the year ended December 31, 2009.
(3)	Total expenses and collaboration amounts are calculated as of the effective date of the agreement of December 18, 2008.

2007 Cancer Collaboration

In December 2006, we entered into a worldwide collaboration with Bristol-Myers Squibb, which became effective in January 2007, to discover, develop and commercialize novel targeted therapies for the treatment of cancer. We are responsible for discovery and preclinical development of small molecule drug candidates directed against mutually selected targets. In January 2007, Bristol-Myers Squibb made an upfront payment of $60.0 million to us for which we granted Bristol-Myers Squibb the right to select up to three IND candidates from six future Exelixis compounds. We are recognizing the upfront payment as revenue over the estimated research term, which is expected to end in September 2011.

For each IND candidate selected, we are entitled to receive a $20.0 million selection milestone from Bristol-Myers Squibb. Once selected, Bristol-Myers Squibb will lead the further development and commercialization of the selected IND candidates. In addition, we have the right to opt in to co-promote the selected IND candidates, in which case we will equally share all development costs and profits in the United States. If we opt-in, we will be responsible for 35% of all development costs related to clinical trials intended to support regulatory approval in both the United States and the rest of the world (except for Japan), with the remaining 65% and all costs intended to support regulatory approval in Japan to be paid by Bristol-Myers Squibb. We have the right to defer payment for certain development costs above certain thresholds. If we do not opt in to co-promote the selected IND candidates, we would be entitled to receive milestones and royalties in lieu of profits from sales in the United States. Outside of the United States, Bristol-Myers Squibb will have primary responsibility for development activities and we will be entitled to receive royalties on product sales. After exercising its co-development option, Bristol-Myers Squibb may, upon notice to us, terminate the agreement as to any product containing or comprising the selected candidate. In the event of such termination election, Bristol-Myers Squibb’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize certain collaboration compounds that were discovered.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In January 2008 and November 2008, Bristol-Myers Squibb exercised its option under the collaboration to develop and commercialize XL139 and XL413, respectively. Under the terms of the collaboration agreement, the selection of XL139 and XL413 by Bristol-Myers Squibb entitled us to a milestone payment of $20.0 million each, which we received in February 2008 and December 2008, respectively. In addition, we exercised our option under the collaboration agreement to co-develop and co-commercialize each of XL139 and XL413 in the United States. Bristol-Myers Squibb is leading all global activities with respect to XL139 and XL413. The parties will co-develop and co-commercialize each of XL139 and XL413 in the United States and expect to, subject to exercising our co-promotion option, share those profits 50/50. The parties will share U.S. commercialization expenses 50/50 and we will be responsible for 35% of global (except for Japan) development costs, with the remaining 65% and all costs intended to support regulatory approval in Japan to be paid by Bristol-Myers Squibb. We have the right to defer payment for certain development costs above certain thresholds. We will be entitled to receive double-digit royalties on product sales outside of the United States.

LXR Collaboration

In December 2005, we entered into a collaboration agreement with Bristol-Myers Squibb for the discovery, development and commercialization of novel therapies targeted against LXR, a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. This agreement became effective in January 2006, at which time we granted Bristol-Myers Squibb an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR. During the research term, we jointly identified drug candidates with Bristol-Myers Squibb that were ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by Bristol-Myers Squibb, Bristol-Myers Squibb agreed to be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and sales/marketing activities for the selected drug candidate. We do not have rights to reacquire the selected drug candidates selected by Bristol-Myers Squibb. The research term expired in January 2010 and we are currently conducting a technology transfer to enable Bristol-Myers Squibb to continue the LXR program.

Under the collaboration agreement, Bristol-Myers Squibb paid us a nonrefundable upfront payment in the amount of $17.5 million and was obligated to provide research and development funding of $10.0 million per year for an initial research period of two years. In September 2007, the collaboration was extended at Bristol-Myers Squibb’s request through January 12, 2009, and in November 2008, the collaboration was further extended at Bristol-Myers Squibb’s request through January 12, 2010. Under the collaboration agreement, Bristol-Myers Squibb is required to pay us development and regulatory milestones of up to $140.0 million per product for up to two products from the collaboration. In addition, we are also entitled to receive sales milestones and royalties on sales of any products commercialized under the collaboration. In connection with the extension of the collaboration through January 2009, and subsequently January 2010, Bristol-Myers Squibb paid us additional research funding of approximately $7.7 million and approximately $5.8 million, respectively. In December 2007, we received $5.0 million for achieving a development milestone.

2001 Cancer Collaboration

In July 2001, we entered into a cancer collaboration agreement with Bristol-Myers Squibb. Under the terms of the collaboration, Bristol-Myers Squibb paid us a $5.0 million upfront license fee and agreed to provide us with $3.0 million per year in research funding for a minimum of three years. In December 2003, the cancer collaboration was extended until January 2007, at which time Bristol-Myers Squibb elected to continue the collaboration until it expired in July 2009. The goal of the extension was to increase the total number and degree of validation of cancer targets that we will deliver to Bristol-Myers Squibb. Each company maintains the option

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to obtain exclusive worldwide rights to equal numbers of validated targets arising from the collaboration. Under the terms of the extended collaboration, Bristol-Myers Squibb provided us with an upfront payment and agreed to provide increased annual research funding and milestones on certain cancer targets arising from the collaboration that progress through specified stages of validation. We will also be entitled to receive milestones on compounds in the event of successful clinical and regulatory events and royalties on commercialized products.

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

Under the terms of the co-development agreement, we were responsible for developing XL518 through the end of a phase 1 clinical trial, and Genentech had the option to co-develop XL518, which Genentech could exercise after receipt of certain phase 1 data from us. In March 2008, Genentech exercised its option, triggering a payment to us of $3.0 million, which we received in April 2008. We were responsible for the phase 1 clinical trial until the point that a maximum tolerated dose, or MTD, was determined. After MTD was achieved, we granted to Genentech an exclusive worldwide revenue-bearing license to XL518 in March 2009 and Genentech is responsible for completing the phase 1 clinical trial and subsequent clinical development. Genentech is responsible for all further development costs of XL518 and we will share equally in the U.S. commercialization costs. On an annual basis, we are entitled to an initial equal share of U.S. profits and losses, which will decrease as sales increase, and we are also entitled to royalties on non-U.S. sales. We also have the option to co-promote in the United States. Genentech has the right to terminate the agreement without cause at any time. If Genentech terminates the co-development agreement without cause, all licenses that were granted to Genentech under the agreement terminate and revert to us. Additionally, we would receive, subject to certain conditions, licenses from Genentech to research, develop and commercialize reverted product candidates.

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

Under the collaboration agreement, Genentech had primary responsibility in the field of cancer for research and development activities as well as rights for commercialization of any products. In the fields of inflammatory disease and in the fields of tissue growth and repair, we had primary responsibility for research activities. In May 2008, the research term under the collaboration expired, at which time we had the option to elect to share a portion of the costs and profits associated with the development, manufacturing and commercialization of products in one of the fields. In June 2008, we elected to share a portion of the costs and profits associated with the development, manufacturing and commercialization of a therapeutic to treat tissue growth and repair. For all products under the collaboration agreement that were not elected as cost or profit sharing products, we may receive milestone and royalty payments.

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

Daiichi-Sankyo paid us a nonrefundable upfront payment in the amount of $20.0 million and was obligated to provide research and development funding of $3.8 million over a 15-month research term through June 2007. The upfront payment and research and development funding will be recognized as revenue over the initial 15-month research term, which commenced on April 1, 2006. In June 2007, our collaboration agreement with Daiichi-Sankyo was amended to extend the research term by six months over which Daiichi-Sankyo was required to provide $1.5 million in research and development funding. In November 2007, the parties decided not to further extend the research term. For each product from the collaboration, we are also entitled to receive payments upon attainment of pre-specified development, regulatory and commercialization milestones. In addition, we are also entitled to receive royalties on any sales of certain products commercialized under the collaboration. Daiichi-Sankyo may terminate the agreement upon 90 days’ written notice in which case Daiichi-Sankyo’s payment obligations would cease, its license relating to compounds that modulate MR would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Daiichi-Sankyo to research, develop and commercialize compounds that were discovered under the agreement.

Pfizer (formerly Wyeth Pharmaceuticals)

In December 2005, we entered into a license agreement with Pfizer related to compounds targeting Farnesoid X Receptor (“FXR”), a nuclear hormone receptor implicated in a variety of metabolic and liver disorders. Under the terms of the agreement, we granted to Pfizer an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate FXR. Pfizer paid us a nonrefundable upfront payment in the amount of $10.0 million and we received $4.5 million in November 2006 for achieving a development milestone. In November 2007, Pfizer paid us $2.5 million for achieving a second development milestone. Pfizer is obligated to pay additional development and commercialization milestones of up to $140.5 million as well as royalties on sales of any products commercialized by Pfizer under the agreement. Substantially all the upfront and November 2006 milestone payments were recognized as revenue in 2006. In addition, the November 2007 milestone payment was recognized as revenue when the development milestone was achieved. Pfizer is responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds. Subject to certain terms and conditions, Pfizer has the option to terminate the license agreement.

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

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in the principal amount of $85.0 million. In connection with the collaboration, GlaxoSmithKline purchased a total of three million shares of our common stock.

In October 2008, the development term under the collaboration concluded as scheduled. Under the terms of the collaboration, GlaxoSmithKline had the right to select up to two of the compounds in the collaboration for further development and commercialization. GlaxoSmithKline selected XL880 and had the right to choose one additional compound from a pool of compounds, which consisted of XL184, XL281, XL228, XL820 and XL844 as of the end of the development term. For periods prior to the quarter ended June 30, 2008, revenues from upfront payments, premiums paid on equity purchases and milestones had been recognized assuming that the development term would be extended through the longest contractual period of October 27, 2010. However, as a result of the development term concluding on the earliest scheduled end date, the remaining deferred revenues was recognized through October 27, 2008. The change in the estimated development term increased our total revenues by $18.5 million or $0.17 per share for the period ended December 31, 2008.

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

The $85.0 million loan we received from GlaxoSmithKline bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. As of December 31, 2009, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $70.8 million, after giving effect to a cash payment we made to GlaxoSmithKline of $34.7 million on October 27, 2009 for the first of three annual installments of principal and accrued interest due under the loan. The second and third installments of principal and accrued interest under the loan are due on October 27, 2010 and October 27, 2011, respectively. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions, or cash.

NOTE 4. SYMPHONY EVOLUTION

On June 9, 2005 (the “Symphony Closing Date”), we entered into a series of related agreements providing for the financing of the clinical development of XL784, XL647 and XL999 (the “Programs”). Pursuant to the agreements, Symphony Evolution, Inc. (“SEI”) invested $80.0 million to fund the clinical development of these Programs and we licensed to SEI our intellectual property rights related to these Programs. SEI is a wholly owned subsidiary of Symphony Evolution Holdings LLC (“Holdings”), which provided $40.0 million in funding to SEI at closing, and an additional $40.0 million in June 2006. Pursuant to the agreements, we issued to Holdings a five-year warrant to purchase 750,000 shares of our common stock at $8.90 per share in June 2005. We issued an additional five-year warrant to purchase 750,000 shares of our common stock at $8.90 per share in connection with the additional $40.0 million in funding in June 2006. As part of the agreement, we also received an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire XL647, XL784 and XL999 at our sole discretion. The purchase option expired on June 9, 2009. As a result of the expiration of the purchase option, we issued a third warrant to Symphony Evolution Holdings LLC to purchase 500,000 shares of our common stock at a price of $6.05 per share with a five-year term.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The expiration of the purchase option triggered a reconsideration event regarding our need to consolidate SEI, a variable interest entity. Upon the expiration of the purchase option, we no longer held a variable interest in the variable interest entity. Accordingly, we deconsolidated SEI and derecognized the SEI assets, liabilities and noncontrolling interest from our financial statements. In the second quarter, we recognized a loss of $9.8 million upon the deconsolidation of the variable interest entity. For the period prior to the expiration of the purchase option, we concluded that SEI was a variable interest entity for which we were the primary beneficiary. As a result, we included the financial condition and results of operations of SEI in our consolidated financial statements. Accordingly, we had deducted the losses attributable to the noncontrolling interest in SEI from our net loss in the consolidated statement of operations and we also reduced the noncontrolling interest holders’ ownership interest in SEI in the consolidated balance sheet by SEI’s losses. The noncontrolling interest holders’ ownership in the consolidated balance sheet was $0.7 million as of December 31, 2008. Prior to 2009, we would not allocate losses to the noncontrolling interest in SEI such that the carrying value of the noncontrolling interest would be reduced below zero. However, with the adoption of updated reporting standards for noncontrolling interests in consolidated financial statements in the first quarter of fiscal year 2009, we would allocate losses to the noncontrolling interest in SEI such that the noncontrolling interest could have a negative carrying value. For the years ended December 31, 2009, 2008 and 2007, the losses attributed to the noncontrolling interest holders were $4.3 million, $12.7 million and $24.6 million, respectively.

NOTE 5. DEERFIELD CREDIT FACILITY

On June 4, 2008, we entered into a Facility Agreement with Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited (collectively, the “Deerfield Entities”), pursuant to which the Deerfield Entities agreed to loan to us up to $150.0 million. We had the right to draw down on the loan facility through December 4, 2009, with any amounts drawn being due on June 4, 2013. The Facility Agreement was terminated in November 2009. As a result of the termination, we incurred a $5.2 million charge to interest expense relating to the write-off of deferred financing costs. We did not draw on the Facility Agreement at any time prior to its termination. Pursuant to the Facility Agreement, we paid the Deerfield Entities a one time transaction fee of $3.8 million, or 2.5% of the loan facility. In addition, we were obligated to pay an annual commitment fee of $3.4 million, that was payable quarterly and was recognized as interest expense as incurred. Pursuant to the Facility Agreement, we issued six-year warrants to the Deerfield Entities to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $7.40 per share.

Warrants issued upon execution of the Facility Agreement were assigned a value of $3.4 million using the Black-Scholes option pricing model. The related assumptions were as follows: risk-free interest rate of 3.41%, expected life of six years, volatility of 62% and expected dividend yield of 0%.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2009	2008
Laboratory equipment	$73,901	$71,914
Computer equipment and software	26,290	24,420
Furniture and fixtures	6,555	6,564
Leasehold improvements	26,404	26,162
Construction-in-progress	1,022	926

	134,172	129,986
Less accumulated depreciation and amortization	(104,780)	(93,739)

	$29,392	$36,247

For the years ended December 31, 2009, 2008 and 2007, we recorded depreciation expense of $12.6, $13.6 million and $13.7 million, respectively.

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

As of December 31, 2009 and 2008 we had no recorded intangible assets, apart from goodwill.

NOTE 8: 2008 RESTRUCTURING CHARGE

In November 2008, we implemented a restructuring plan that resulted in a reduction in force of 78 employees, or approximately 10% of our workforce. All actions associated with the 2008 restructuring plan were completed in the first quarter of 2009, and we do not anticipate incurring any further costs under the 2008 restructuring plan.

In connection with the 2008 restructuring plan, we recorded a charge of approximately $2.9 million during the year ended December 31, 2008. This charge consisted primarily of severance, health care benefits and legal and outplacement services fees. All actions associated with the 2008 restructuring plan were completed in the first quarter of 2009, and we do not anticipate incurring any further costs under the 2008 restructuring plan. The balance of the liability was included in “Other Accrued Expenses” on our Condensed Consolidated Balance Sheet as of December 31, 2008 and was fully paid out as of December 31, 2009. The components are summarized in the following table (in thousands):

	Employee Severance and Other Benefits	Legal and Other Fees	Total
Balance as of December 31, 2008	$1,688	$51	$1,739
Cash payments	(1,602)	(129)	(1,731)
Adjustments	(86)	78	(8)

December 31, 2009 Balance	$—	$—	$—

Refer to Note 14 for information related to the restructuring plan implemented in 2010.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9. DEBT

Our debt consists of the following (in thousands):

	December 31,
	2009	2008
GlaxoSmithKline convertible loans	$56,950	$85,000
Bank equipment lines of credit	22,667	32,680

	79,617	117,680
Less: current portion	(39,254)	(42,961)

Long-term debt	$40,363	$74,719

Under the loan and security agreement executed in connection with the GlaxoSmithKline collaboration, we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by the intellectual property, technology and equipment created or utilized pursuant to the collaboration. As of December 31, 2009, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $70.8 million, after giving effect to a cash payment we made to GlaxoSmithKline of $34.7 million on October 27, 2009 for the first of three annual installments of principal and accrued interest due under the loan. The second and third installments of principal and accrued interest under the loan are due on October 27, 2010 and October 27, 2011, respectively. Repayment of all or any of the amounts advanced to us under this agreement may, at our election, be in the form of Exelixis’ common stock at fair market value, subject to certain conditions. This loan facility also contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of December 31, 2009, we were in compliance with these covenants.

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

In December 2004, we entered into a loan modification agreement to the loan and security agreement originally entered into in May 2002. The terms associated with the original $16.0 million line of credit under the May 2002 agreement were not modified. The loan modification agreement provided for an additional equipment line of credit in the amount of up to $20.0 million with a draw down period of one year. Pursuant to the terms of the modified agreement, we were required to make interest only payments through February 2006 at an annual rate of 0.70% on all outstanding advances. Beginning in March 2006, we are required to make 48 equal monthly installment payments of principal plus accrued interest, at an annual rate of 0.70%. The loan facility is secured by a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. As of December 31, 2009, the collateral balance was $0.9 million, and we recorded this amount in the accompanying consolidated balance sheet as cash and cash equivalents and long-term marketable securities as the deposit account is not restricted as to withdrawal. This equipment line of credit was fully drawn as of December 31, 2006. The outstanding obligation under the line of credit as of December 31, 2009 and 2008 was $0.5 million and $5.5 million, respectively.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2006, we entered into a second loan modification agreement to the loan and security agreement originally entered into in May 2002. The terms associated with the original line of credit under the May 2002 agreement and December 2004 loan modification agreement were not modified. The December 2006 loan modification agreement provided for an additional equipment line of credit in the amount of up to $25.0 million with a draw down period of approximately one year. Each advance must be repaid in 48 equal, monthly installments of principal, plus accrued interest, at an annual rate of 0.85% fixed and is subject to a prepayment penalty of 1.0%. The loan facility is secured by a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. This equipment line of credit was fully drawn as of December 31, 2008. The collateral balance of $9.5 million was recorded in the accompanying consolidated balance sheet as cash and cash equivalents and marketable securities as the deposit account is not restricted as to withdrawal. The outstanding obligation under the line of credit as of December 31, 2009 and 2008 was $9.0 million and $15.2 million, respectively.

In December 2007, we entered into a third loan modification agreement to the loan and security agreement originally entered into in May 2002. The terms associated with the original line of credit under the May 2002 agreement and the subsequent loan modifications were not modified. The December 2007 loan modification agreement provides for an additional equipment line of credit in the amount of up to $30.0 million with a draw down period of approximately 2 years. Each advance must be repaid in 48 equal, monthly installments of principal, plus accrued interest, at an annual rate of 0.75% fixed. In December 2009, we amended the agreement and extended the draw down period on the line-of-credit for an additional 18 months through June 2011 and increased the principal amount of the line of credit from $30.0 million to $33.6 million. Pursuant to the terms of the amendment, we are required to make minimum draws of $2.5 million every 6 months through June 2011, for total additional draws of $7.5 million. The loan facility requires security in the form of a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. In June 2008, we drew down $13.6 million under this agreement and in December 2009, we drew down $5.0 million. The collateral balance of $13.6 million was recorded in the accompanying consolidated balance sheet as cash and cash equivalents and marketable securities as the deposit account is not restricted as to withdrawal. The outstanding obligation under the line of credit as of December 31, 2009 and 2008 was $13.2 million and $11.7 million, respectively.

In December 2003, we entered into a credit agreement with a bank for an equipment line of credit of up to $15.0 million with a draw down period of one year. During the draw down period, we made interest only payments on outstanding balances. At the end of the draw down period, the outstanding balance converted to a 48-month term loan. The outstanding principal balance bears interest at LIBOR plus 0.625%. This equipment line of credit had been fully drawn as of December 31, 2004 and was fully paid off as of December 31, 2009. The outstanding obligation under the line of credit as of December 31, 2008 was $0.3 million.

Aggregate future principal payments of our total long-term debt as of December 31, 2009 are as follows (in thousands):

Year Ending December 31,
2010	$39,254
2011	36,511
2012	2,693
2013	1,159
2014	—

79,617
Less current portion	(39,254)

$40,363

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10. COMMON STOCK AND WARRANTS

Stock Purchase Agreements

In September 2007, we completed a public offering of seven million shares of our common stock pursuant to an immediately effective automatic shelf registration statement filed with the SEC in September 2007. We received approximately $71.9 million in net proceeds from the offering after deducting offering expenses of approximately $0.2 million.

Warrants

We have granted warrants to purchase shares of capital stock to SEI in connection with our financing transaction as described in Note 4 “Symphony Evolution”.

In addition, in June 2008 pursuant to the Facility Agreement, we issued six-year warrants to the Deerfield Entities pursuant to the Facility Agreement as described in Note 5 “Deerfield Credit Facility”.

At December 31, 2009, the following warrants to purchase common stock were outstanding and exercisable:

Date Issued	Exercise Price per Share	Expiration Date	Number of Shares
June 9, 2005	$8.90	June 9, 2010	750,000
June 9, 2006	$8.90	June 9, 2011	750,000
June 4, 2008	$7.40	June 4, 2014	1,000,000
June 10, 2009	$6.05	June 10, 2014	500,000

			3,000,000

NOTE 11. EMPLOYEE BENEFIT PLANS

Stock Option Plans

We have several stock option plans under which we have granted incentive stock options and non-qualified stock options to employees, directors and consultants. The Board of Directors or a designated Committee of the Board is responsible for administration of our employee stock option plans and determines the term, exercise price and vesting terms of each option. In general, our options have a four-year vesting term, an exercise price equal to the fair market value on the date of grant, and a ten year life from the date of grant (five years for incentive stock options granted to holders of more than 10% of Exelixis’ voting stock and 6.2 years for options issued in exchange for options cancelled under our 2009 option exchange program).

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

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Purchase Plan

In January 2000, we adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each six month purchase period. Compensation expense related to our ESPP was $2.4 million, $1.3 million and $1.3 million for 2009, 2008 and 2007, respectively. As of December 31, 2009, we had 3,749,598 shares available for grant under our ESPP. We issued 1,278,336 shares, 1,054,808 shares, and 411,121 shares of common stock during 2009, 2008, and 2007, respectively, pursuant to the ESPP at an average price per share of $2.99, $3.94, and $8.68, respectively.

Stock-Based Compensation

Under SFAS 123R, we recognized stock-based compensation at a fair value in our consolidated statements of operations. We recognize compensation expense on a straight-line basis over the requisite service period, net of estimated forfeitures. Employee stock-based compensation expense under SFAS 123R was allocated as follows (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Research and development expense	$15,708	$14,845	$11,547
General and administrative expense	7,109	8,054	7,306

Total employee stock-based compensation expense	$22,817	$22,899	$18,853

In addition, we recognized stock-based compensation expense of $0.1 million, $0.1 million and $1.3 million relating to nonemployees in 2009, 2008 and 2007, respectively.

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

	Stock Options
	2009(1)	2008	2007
Weighted average grant-date fair value	$3.61	$3.95	$5.26
Risk-free interest rate	2.25%	2.57%	4.36%
Dividend yield	0%	0%	0%
Volatility	65%	63%	59%
Expected life	5.4 years	5.2 years	4.9 years

	ESPP
	2009	2008	2007
Weighted average grant-date fair value	$1.70	$2.78	$3.29
Risk-free interest rate	0.18%	2.61%	4.49%
Dividend yield	0%	0%	0%
Volatility	64%	57%	53%
Expected life	2.6 months	6 months	6 months

(1)	These exclude the assumptions used to estimate the fair value of the options granted under the stock option exchange program as discussed below.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On July 7, 2009, we commenced a stock option exchange program approved by our stockholders on May 14, 2009. The exchange program was open to all eligible employees who, at the start of the exchange program, were employed by us or one of our subsidiaries and remained employed through August 5, 2009, the date that the replacement stock options were granted. As a result of the exchange, 9.9 million options were cancelled, of which 7.3 million and 2.6 million were vested and unvested, respectively. Of the 7.2 million replacement options that were granted, 5.1 million were issued in exchange for vested options and will cliff vest after a one year term, while 2.1 million options were issued in exchange for unvested options and will vest over three years, with a one year cliff. In association with these grants, we expect to recognize incremental compensation cost of approximately $0.8 million ratably over the vesting period, of which we have recognized approximately $0.3 million as of December 31, 2009.

The fair value of replacement options issued under the option exchange were estimated using the following assumptions and resulted in the following weighted average fair values:

Weighted average fair value of awards	$2.82
Risk-free interest rate	2.1%
Dividend yield	0%
Volatility	67%
Expected life	3.7 years

A summary of all option activity was as follows for the following fiscal years ended December 31:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	17,210,626	$10.34
Granted	5,667,880	9.69
Exercised	(1,087,031)	7.64
Cancelled	(1,072,814)	10.01

Options outstanding at December 31, 2007	20,718,661	$10.32
Granted	5,199,068	7.08
Exercised	(50,201)	5.98
Cancelled	(1,726,342)	10.01

Options outstanding at December 31, 2008	24,141,186	$9.67
Granted	12,180,734	5.93
Exercised	(59,763)	4.57
Cancelled	(11,868,559)	10.39

Options outstanding at December 31, 2009	24,393,598	$7.46	6.56 years	$23,250,412

Exercisable at December 31, 2009	9,820,519	$9.37	5.10 years	$3,079,690

At December 31, 2009, a total of 4,742,770 shares were available for grant under our stock option plans.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2009 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. Total intrinsic value of options exercised was $0.2 million, $0.1 million and $3.4 million for 2009, 2008 and 2007, respectively. Total fair value of employee options vested and expensed in 2009, 2008 and 2007 was $20.4 million, $21.4 million and $17.5 million, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Outstanding and Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable	Weighted Average Exercise Price
$1.33 - $ 5.04	3,012,680	8.76	$4.76	611,553	$4.87
$5.05 - $ 5.63	7,252,924	5.74	5.63	110,949	5.62
$5.64 - $ 7.13	2,688,494	5.96	6.49	1,755,966	6.60
$7.14 - $ 7.51	3,050,211	9.76	7.29	112,006	7.32
$7.53 - $ 8.90	3,120,812	5.87	8.66	2,871,196	8.66
$8.92 - $ 9.91	3,450,428	6.70	9.35	2,613,104	9.28
$9.94 - $ 22.06	1,792,809	2.67	14.87	1,720,505	15.01
$29.75	3,360	0.45	29.75	3,360	29.75
$33.38	1,880	0.49	33.38	1,880	33.38
$47.00	20,000	0.56	47.00	20,000	47.00

	24,393,598	6.56	$7.46	9,820,519	$9.37

As of December 31, 2009, $31.3 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.2 years. Cash received from option exercises and purchases under the ESPP in 2009 and 2008 was $4.1 million and $4.5 million, respectively.

Restricted Stock Units

In addition to stock options, all full-time employees are also eligible to receive restricted stock units (“RSU”) as part of their compensation package. Each RSU is granted at the fair market value based on the date of grant and typically vests over approximately four years beginning with an approximately one year cliff and then quarterly thereafter on specific vesting dates. As of December 31, 2009, the Company had granted a total of 2.7 million RSUs and recognized total expense of $0.2 million with an aggregate intrinsic value of $19.7 million. We expect to recognize an additional $16.2 million of unrecognized compensation expense related to these RSUs over a period of 4.1 years, through the final vest date of February 2014.

Stock Bonus

We granted 298,539 and 180,555 fully vested shares of common stock during 2008 and 2007, respectively, pursuant to the 2000 Equity Incentive Plan and recorded expense of $2.4 million and $1.8 million, respectively. There were no stock bonuses granted in 2009.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

401(k) Retirement Plan

We sponsor a 401(k) Retirement Plan whereby eligible employees may elect to contribute up to the lesser of 20% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) Retirement Plan permits Exelixis to make matching contributions on behalf of all participants. Beginning in 2002, we matched 50% of the first 4% of participant contributions into the 401(k) Retirement Plan in the form of Exelixis common stock. We recorded expense of $1.1 million, $1.1 million and $0.8 million related to the stock match for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 12. INCOME TAXES

We recorded an income tax benefit of $1.3 million and zero for the periods ended December 31, 2009 and 2008, respectively. The tax benefit resulted from the enactment of the Housing and Economy Recovery Act of 2008. Under this act, corporations otherwise eligible for bonus first-year depreciation may instead elect to claim a refundable credit for R&D tax credits generated prior to 2006. This tax benefit was extended for tax year 2009 with the enactment of the American Recovery and Reinvestment Act of 2009.

Tax withholding of $7.0 million in connection with the upfront payments from the sanofi-aventis collaboration was previously recognized as income tax expense in the third quarter of 2009. However, in December 2009, the United States Senate ratified the protocol, originally signed on January 2009, to the Convention between the Government of the United States of America and the Government of the French Republic for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital. As a result, we expect to receive a refund from the French government, reflecting the taxes previously withheld from the upfront payments paid by sanofi-aventis and have recorded a tax benefit of $7.0 million in the fourth quarter of 2009.

Our consolidated net loss includes the following components (in thousands):

	Year Ending December 31,
	2009	2008	2007
Domestic	$(140,843)	$(175,570)	$(112,621)
Foreign	—	—	1,599

Total	$(140,843)	$(175,570)	$(111,022)

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying consolidated statement of operations is as follows (in thousands):

	Year Ending December 31,
	2008	2008	2007
U.S. federal taxes (benefit) at statutory rate	$(47,886)	$(59,694)	$(37,747)
Unutilized net operating losses	42,954	55,785	34,487
Stock based compensation	2,641	3,692	3,165
Other	2,291	217	95
Refundable Tax Credit	(1,286)	—	—

Total	$(1,286)	$—	$—

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$296,260	$292,581
Tax credit carryforwards	68,136	64,514
Capitalized research and development costs	2,988	4,137
Deferred revenue	57,882	17,429
Accruals and reserves not currently deductible	6,825	6,988
Book over tax depreciation	5,849	5,583
Amortization of deferred stock compensation – non-qualified	18,059	12,352

Total deferred tax assets	455,999	403,584
Valuation allowance	(455,999)	(403,584)

Net deferred tax assets	—	—
Deferred tax liabilities:

Net deferred taxes	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $52.4 million, $69.0 million, and $39.3 million during 2009, 2008 and 2007, respectively.

At December 31, 2009, we had federal net operating loss carryforwards of approximately $775.0 million, which expire in the years 2010 through 2029 and federal research and development tax credits of approximately $77.0 million which expire in the years 2011 through 2029. We also had net operating loss carryforwards for California of approximately $593.0 million, which expire in the years 2011 through 2029 and California research and development tax credits of approximately $29.0 million which have no expiration.

Under the Internal Revenue Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

We had $30.4 million of unrecognized tax benefits as of January 1, 2009. The following table summarizes the activity related to our unrecognized tax benefits for the year ending December 31, 2009 (in thousands):

Year Ending December 31, 2009
Balance at January 1, 2009	$30,442
Increase relating to prior year provision	159
Increase relating to current year provision	1,570

Ending Balance at December 31, 2009	$32,171

Of the $32.2 million in unrecognized tax benefits as of December 31, 2009, $29.3 million, if recognized, would reduce our income tax expense and effective tax rate. All of our deferred tax assets are subject to a valuation allowance. Further, there were no accrued interest or penalties related to tax contingencies. Any tax-related interest and penalties would be included in income tax expense in the consolidated statements of

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

operations. We do not anticipate that the amount of unrecognized tax benefits existing as of December 31, 2009 will significantly decrease over the next 12 months except for any adjustments related to the expiration of the statute of limitations.

We file U.S. and state income tax returns in jurisdictions with varying statues of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 1995 through 2009 years generally remain subject to examination by federal and most state tax authorities to the extent of net operating losses and credits generated during these periods and are being utilized in the open tax periods.

NOTE 13. COMMITMENTS

Leases

We lease office and research space and certain equipment under operating leases that expire at various dates through the year 2018. Certain operating leases contain renewal provisions and require us to pay other expenses. In 2007, we entered into a new lease agreement to lease an additional 71,746 square feet in South San Francisco, California that commenced in May 2008 and expires in 2015. Aggregate future minimum lease payments under operating leases are as follows (in thousands):

Year Ending December 31,	Operating Leases
2010	$20,137
2011	19,081
2012	19,377
2013	19,115
2014	19,519
Thereafter	47,642

$144,871

The following is a summary of aggregate future minimum lease payments under operating leases at December 31, 2009 by material operating lease agreements (in thousands):

	Original Term (Expiration)	Renewal Option	Future Minimum Lease Payment
Building Lease #1	May 2017	2 additional periods of 5 years	$81,156
Building Lease #2	July 2018	1 additional period of 5 years	37,067
Building Lease #3	December 2015	1 additional period of 3 years	25,230
Other Building Leases			1,418

Total			$144,871

Rent expense under operating leases was $21.0 million, $18.7 million and $16.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Letter of Credit and Restricted Cash

We entered into a standby letter of credit with a bank in July 2004, which is related to a building lease, with a value of $0.5 million as of December 31, 2009 and 2008, respectively. We entered into two standby letters of credit with a bank in May 2007, which is related to our workers compensation insurance policy, for a combined value of $0.8 million and $0.9 million as of December 2009 and 2008, respectively. As of December 31, 2009, the full amount of our three letters of credit were still available. As part of a purchasing card program with a bank we initiated during 2007, we were required to provide collateral in the form of a non-interest bearing certificate of deposit. The collateral as of December 31, 2009 and 2008 was $5.1 million and $2.3 million, respectively, and we recorded these amounts in the accompanying consolidated balance sheet as restricted cash and investments as the securities are restricted as to withdrawal.

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

NOTE 14. SUBSEQUENT EVENT – 2010 RESTRUCTURING CHARGE

On March 8, 2010, we implemented a restructuring plan that resulted in a reduction of our workforce by approximately 40%, or 270 employees. The decision to restructure our operations was based on our recently announced corporate strategy to focus our efforts on our lead clinical compounds, XL184, XL147 and XL765, by dedicating the majority of our resources to aggressively drive these drug candidates through development towards commercialization.

As a result of this restructuring plan, we expect to record a charge of approximately $15 million in the first quarter of 2010 primarily related to one-time termination benefits, which includes the modification of certain stock option awards previously granted to the terminated employees. The modification accelerates the vesting of any stock options that would have vested over the period beginning from cessation of employment through August 5, 2010. As a result of the restructuring plan, we expect to have approximately $15 million in cash expenditures during the first and second quarters of 2010.

This charge excludes any facility-related charges, equipment write-downs and potentially other charges. We are still assessing our ability to vacate and/or sublease certain of our facilities and write-down associated equipment that will no longer be used in light of the workforce reduction and expect to finalize our plans in the second quarter of 2010. Once determined, we expect to record the majority of these costs during fiscal 2010 as the affected facilities are vacated and/or subleased and the associated equipment is written down. However, our estimates for sublease income would require significant assumptions regarding the time required to contract with subtenants, the amount of idle space we would be able to sublease and potential future sublease rates. If we are able to vacate certain of our facilities, we would need to update our estimate of the lease exit costs in our financial statements until we are able to negotiate an exit to the lease or negotiate a sublease for the remaining term of the lease.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The restructuring charge that we expect to incur in connection with the restructuring is subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring plan.

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	2009 Quarter Ended
	March 31,	June 30,(1)	September 30,(3)	December 31,(3)
Total revenues	$25,302	$27,402	$54,976	$44,079
Loss from operations	(36,774)	(38,012)	(16,818)	(30,303)
Net loss attributable to Exelixis, Inc.	(36,180)	(44,762)	(25,445)	(28,833)
Basic and diluted net loss per share, attributable to Exelixis, Inc.	$(0.34)	$(0.42)	$(0.24)	$(0.27)

	2008 Quarter Ended
	March 31,	June 30,	September 30,(1)	December 31,(2)
Total revenues	$27,944	$30,412	$29,932	$29,571
Loss from operations	(46,720)	(48,685)	(44,605)	(39,303)
Net loss attributable to Exelixis, Inc.	(41,274)	(45,124)	(38,506)	(37,950)
Basic and diluted net loss per share, attributable to Exelixis, Inc.	$(0.39)	$(0.43)	$(0.36)	$(0.36)

(1)	In September 2007, we sold our plant trait business to Agrigenetics, and, as a result, we recognized a gain of $18.8 million in total other income. In September 2008, we received an additional $4.5 million as contingent consideration upon development of a designated additional asset, which we recognized as additional gain in other income. Further, in the second quarter of 2009, we signed an amendment to this arrangement for which we received $1.8 million in July 2009 and we recognized an additional gain in other income. In November 2009 we received an additional $0.4 million for the purchase of leasehold improvements and recognized an additional net gain on the sale of the business of approximately $0.3 million.
(2)	In November 2008, we implemented a restructuring plan that resulted in a reduction in force of 78 employees and recorded a charge of approximately $2.9 million.
(3)	In connection with the upfront payments from the sanofi-aventis collaboration, tax withholding of $7.0 million was recognized as income tax expense in the third quarter of 2009. However, due to the ratification of a Treaty with the French Government in December 2009, we now expect to receive this $7.0 million of previously withheld taxes and recorded a tax benefit of $7.0 million in the fourth quarter of 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of the end of the company’s 2009 fiscal year, management conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the company’s internal control over financial reporting as of December 31, 2009 was effective.

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

The independent registered public accounting firm Ernst & Young LLP has issued an attestation report on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Exelixis, Inc.

We have audited Exelixis, Inc.’s internal control over financial reporting as of January 1, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Exelixis, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Exelixis, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Exelixis, Inc. as of January 1, 2010 and January 2, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended January 1, 2010, of Exelixis, Inc. and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 10, 2010

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Pursuant to Item 5.02(e) of Form 8-K under the Securities Exchange Act of 1934, as amended, we report that on March 5, 2010, the Compensation Committee of our Board of Directors, or Board, approved the 2010 base salaries and 2010 target cash bonus program and amounts, expressed as a percentage of 2010 base salaries, for the Company’s principal executive officer, principal financial officer and other named executive officers (as defined under applicable securities laws).

Cash bonuses under the 2010 bonus program are discretionary, but the Compensation Committee of our Board sets bonus targets (expressed as a percentage of base salary) based on the seniority of the applicable position and intends to take into account the achievement of company-wide and applicable division or department performance objectives. Our company-wide goals for 2010 were approved by our Board and include both research and development and business goals. The Compensation Committee exercises broad discretion in determining the amount of cash bonuses and does not attempt to quantify the level of achievement of corporate goals or the extent to which each named executive officer’s division or department contributed to our overall success. Whether or not a bonus is paid for 2010 is within the discretion of the Board. The actual bonus awarded for 2010, if any, may be more or less than the target, depending on individual performance and the achievement of our overall objectives.

On March 5, 2010, the Compensation Committee of our Board also approved cash bonus payments for each of our named executive officers in recognition of each of their 2009 performance. The amounts of the cash bonus payments are within the previously disclosed 2009 target cash bonus amounts set by the Compensation Committee and approved by our Board in February 2009. The cash bonus payments for 2009 performance will be made to our named executive officers in March 2010.

The 2010 base salaries, 2010 target cash bonus amounts and the cash bonus payments for 2009 performance for each of our named executive officers are listed in Exhibit 10.21 attached hereto and incorporated herein by reference.

Additional information regarding compensation of the named executive officers, including the factors considered by the Compensation Committee in determining compensation, will be included in our Proxy Statement for our 2010 Annual Meeting of Stockholders.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item, other than with respect to our Code of Ethics, is incorporated by reference to Exelixis’ Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 1, 2010.

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

The information required by this item is incorporated by reference to Exelixis’ Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 1, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than with respect to Equity Compensation Plan Information, is incorporated by reference to Exelixis’ Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 1, 2010.

Equity Compensation Plan Information

The following table provides certain information about our common stock that may be issued upon the exercise of stock options and other rights under all of our existing equity compensation plans as of January 1, 2010, including our 2000 Equity Incentive Plan, or the 2000 Plan, our 2000 Non-Employee Directors’ Stock Option Plan, or the Director Plan, our 2000 Employee Stock Purchase Plan, or the ESPP, our 1997 Equity Incentive Plan, or the 1997 Plan, our 2010 Inducement Award Plan, or the 2010 Plan, and our 401(k) Retirement Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(2):	27,072,822	$7.46	7,492,368
Equity compensation plans not approved by stockholders(3):	0	$—	1,440,416

Total	27,072,822	$7.46	8,932,784

(1)	The weighted average exercise price does not take into account the shares subject to outstanding restricted stock units which have no exercise price.
(2)	Represents shares of our common stock issuable pursuant to the 2000 Plan, the Director Plan, the ESPP and the 1997 Plan.

The 2000 Plan was originally adopted by our Board of Directors in January 2000 and approved by our stockholders in March 2000. The 2000 Plan was amended and restated by our Board of Directors in December 2006 to require that the exercise price for options granted pursuant to the 2000 Plan be equal to the fair market value as of the determination date. The 2000 Plan is administered by the Compensation Committee of our Board of Directors. The 2000 Plan expired in January 2010 and there are no shares available for future issuance. As of December 31, 2009, there were options outstanding to purchase 26,112,387 shares of our common stock under the 2000 Plan at a weighted average exercise price of $7.35 per share. The weighted average exercise price does not take into account the shares subject to outstanding restricted stock units which have no exercise price.

The Director Plan was originally adopted by our Board of Directors in January 2000 and approved by our stockholders in March 2000. The Director Plan provides for the automatic grant of options to purchase shares of common stock to non-employee directors. The Director Plan was amended by our Board of Directors in February 2004 to increase the annual option grant to each director from 5,000 shares to 10,000 shares, which amendment was approved by our stockholders in April 2004. The Director Plan was further amended by our Board of Directors in February 2008 to increase the annual option grant to each director from 10,000 shares to 15,000 shares. Stockholder approval of this increase was not required. The Director Plan is administered by the Compensation Committee of our Board of Directors. As of December 31, 2009, there were options outstanding to purchase 871,250 shares of our common stock under the Director Plan at a weighted average exercise price of $10.01.

The ESPP was originally adopted by our Board of Directors in January 2000 and approved by our stockholders in March 2000. The ESPP allows for qualified employees to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each purchase period. The ESPP is implemented by one offering period during each six-month period; provided, however, our Board of Directors may alter the duration of an offering period without stockholder approval. Employees may authorize up to 15% of their compensation for the purchase of stock under the ESPP; provided, that an employee may not accrue the right to purchase stock at a rate of more than $25,000 of the fair market value of our common stock for each calendar year in which the purchase right is outstanding. The ESPP was amended by our Board of Directors in January 2005 and February 2009, each time to increase the number of shares available for issuance under the ESPP. Each increase in the ESPP share reserve was approved by our stockholders in April 2005 and May 2009, respectively. As of December 31, 2009, there were 3,749,598 shares available for future issuance under the ESPP.

In September 1997, we adopted the 1997 Plan. The 1997 Plan provides for the issuance of incentive stock options, non-qualified stock options and stock purchase rights to key employees, directors, consultants and members of the Scientific Advisory Board. In January 2000, we adopted the 2000 Plan, at which time our Board of Directors resolved that no further grants of stock options or any other type of stock award shall be made under the 1997 Plan and that such plan shall be terminate at such time that no further equity awards remain outstanding. As of December 31, 2009, there were options outstanding to purchase 89,185 shares of our common stock under the 1997 Plan at a weighted average exercise price of $10.82.

(3)	Represents shares of our common stock issuable pursuant to the 2010 Plan and the 401(k) Retirement Plan.

In December 2009, we adopted the 2010 Plan to replace the 2000 Plan, which expired in January 2010. A total of 1,000,000 shares of our common stock were authorized for issuance under the 2010 Plan. The 2010 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards to persons not previously one of our employees or directors as inducements material to such individuals becoming one of our employees. Equity awards issued under the 2010 Plan must be issued in compliance with Rule 5635(c)(4) of the NASDAQ Listing Rules. The 2010 Plan is administered by the Compensation Committee of our Board of Directors. As of December 31, 2009, there were no options outstanding to purchase shares of our common stock under the 2010 Plan.

We sponsor a 401(k) Retirement Plan whereby eligible employees may elect to contribute up to the lesser of 20% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) Retirement Plan permits us to make matching contributions on behalf of all participants. Beginning in 2002, we match 50% of the first 4% of participant contributions into the 401(k) Retirement Plan in the form of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to Exelixis’ Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended January 1, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to Exelixis’ Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended January 1, 2010.

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

(3) The items listed on the Index to Exhibits on pages 114 through 121 are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 10, 2010.

EXELIXIS, INC.

By:	/S/ GEORGE A. SCANGOS
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

Signatures	Title	Date

/s/ GEORGE A. SCANGOS George A. Scangos, Ph.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2010

/S/ FRANK KARBE Frank Karbe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2010

/S/ STELIOS PAPADOPOULOS Stelios Papadopoulos, Ph.D.	Chairman of the Board	March 10, 2010

/S/ CHARLES COHEN Charles Cohen, Ph.D.	Director	March 10, 2010

/S/ CARL B. FELDBAUM Carl B. Feldbaum, Esq.	Director	March 10, 2010

/S/ ALAN M. GARBER Alan M. Garber, M.D., Ph.D.	Director	March 10, 2010

/S/ VINCENT MARCHESI Vincent Marchesi, M.D., Ph.D.	Director	March 10, 2010

Signatures	Title	Date

/S/ FRANK MCCORMICK Frank McCormick, Ph.D.	Director	March 10, 2010

/S/ GEORGE POSTE George Poste, D.V.M., Ph.D.	Director	March 10, 2010

/S/ LANCE WILLSEY Lance Willsey, M.D.	Director	March 10, 2010

/S/ JACK L. WYSZOMIERSKI Jack L. Wyszomierski	Director	March 10, 2010

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
2.1*	Asset Purchase and License Agreement, dated as of September 4, 2007, by and among Agrigenetics, Inc., Mycogen Corporation, Exelixis Plant Sciences, Inc., Agrinomics, LLC and Exelixis, Inc.	10-Q	000-30235	10.1	11/5/2007

2.2*	Share Sale and Transfer Agreement, dated November 20, 2007, by and between Taconic Farms, Inc. and Exelixis, Inc.	10-K	000-30235	2.3	2/25/2008

3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.					X

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.					X

3.3	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	10/4/2007

4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	2/7/2000

4.2	Form of Warrant, dated June 9, 2005, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	10-Q	000-30235	4.1	8/9/2005

4.3	Form of Warrant, dated June 13, 2006, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	8-K	000-30235	4.1	6/15/2006

4.4*	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC.	10-Q	000-30235	10.8	8/9/2005

4.5*	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued or issuable to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited	8-K	000-30235	4.9	6/9/2008

4.6	Fourth Amended and Restated Registration Rights Agreement, dated February 26, 1999, among Exelixis, Inc. and certain Stockholders of Exelixis, Inc.	S-1, as amended	333-96335	4.2	2/7/2000

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date

4.7	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto.	8-K	000-30235	10.1	10/21/2004

4.8	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto.	8-K	000-30235	10.2	10/21/2004

4.9*	Registration Rights Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC.	10-Q	000-30235	10.7	8/9/2005

4.10	Registration Rights Agreement between Exelixis, Inc. and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited dated June 4, 2008.	8-K	000-30235	4.10	6/9/2008

4.11	Form of Warrant, dated June 10, 2009, to purchase 500,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	10-Q, as amended	000-30235	4.4	7/30/2009

4.12	Form of Common Stock Agreement and Warrant Certificate	S-3, as amended	333-158792	4.17	4/24/2009

4.13	Form of Preferred Stock Agreement and Warrant Certificate	S-3, as amended	333-158792	4.18	4/24/2009

4.14	Form of Debt Securities Warrant Agreement and Warrant Certificate	S-3, as amended	333-158792	4.19	4/24/2009

4.15	Form of Senior Debt Indenture	S-3, as amended	333-158792	4.13	5/28/2009

4.16	Form of Subordinated Debt Indenture	S-3, as amended	333-158792	4.14	5/28/2009

10.1	Form of Indemnity Agreement.	S-1, as amended	333-96335	10.1	2/7/2000

10.2†	1997 Equity Incentive Plan.	S-1, as amended	333-96335	10.3	2/7/2000

10.3†	2000 Equity Incentive Plan.	10-Q	000-30235	10.1	5/3/2007

10.4†	Form of Stock Option Agreement under the 2000 Equity Incentive Plan (early exercise permissible).	10-Q	000-30235	10.2	11/8/2004

10.5†	Form of Stock Option Agreement under the 2000 Equity Incentive Plan (early exercise may be restricted).	8-K	000-30235	10.1	12/15/2004

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date

10.6†	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.					X

10.7†	2000 Non-Employee Directors’ Stock Option Plan.	10-K	000-30235	10.5	2/25/2008

10.8†	Form of Stock Option Agreement under the 2000 Non-Employee Directors’ Stock Option Plan.	10-Q	000-30235	10.1	11/8/2004

10.9†	2000 Employee Stock Purchase Plan.	Schedule 14A	000-30235	A	4/13/2009

10.10†	2010 Inducement Award Plan					X

10.11†	Form of Stock Option Agreement under the 2010 Inducement Award Plan.					X

10.12†	Form of Restricted Stock Unit Agreement under the 2010 Inducement Award Plan.					X

10.13†	Exelixis, Inc. 401(k) Plan.					X

10.14†	Exelixis, Inc. 401(k) Plan Adoption Agreement.					X

10.15†	Employment Agreement, dated September 13, 1996, between George Scangos, Ph.D. and Exelixis, Inc.	S-1, as amended	333-96335	10.17	2/7/2000

10.16†	Offer Letter Agreement, dated February 3, 2000, between Michael Morrissey, Ph.D., and Exelixis, Inc.	10-Q	000-30235	10.43	8/5/2004

10.17†	Offer Letter Agreement, dated November 20, 2003, between Frank Karbe and Exelixis, Inc.	10-Q	000-30235	10.46	8/5/2004

10.18†	Offer Letter Agreement, dated March 27, 2000, between Pamela Simonton, J.D., L.L.M. and Exelixis, Inc.	10-K	000-30235	10.17	3/15/2005

10.19†	Offer Letter Agreement, dated June 20, 2006, between Exelixis, Inc. and Gisela M. Schwab, M.D.	8-K	000-30235	10.1	6/26/2006

10.20†	Offer Letter Agreement, dated June 19, 2008 between Exelixis, Inc. and Fran Heller, J.D.					X

10.21†	Compensation Information for the Company’s Named Executive Officers.					X

10.22†	Compensation Information for Non-Employee Directors.	10-Q	000-30235	10.1	10/29/2009

10.23†	Exelixis, Inc. Change in Control and Severance Benefit Plan.	10-K	000-30235	10.19	3/10/2009

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date

10.24*	Product Development and Commercialization Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-Q	000-30235	10.36	11/8/2002

10.25*	First Amendment to the Product Development and Commercialization Agreement, dated as of January 10, 2005, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-K	000-30235	10.24	3/15/2005

10.26*	Second Amendment to the Product Development and Commercialization Agreement, dated as of June 13, 2008, by and between SmithKlineBeecham Corporation d/b/a GlaxoSmithKline and Exelixis, Inc.	10-Q	000-30235	10.3	8/5/2008

10.27*	Stock Purchase and Stock Issuance Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-Q	000-30235	10.37	11/8/2002

10.28	First Amendment to the Stock Purchase and Stock Issuance Agreement, dated as of January 10, 2005, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-K	000-30235	10.26	3/15/2005

10.29*	Loan and Security Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-Q	000-30235	10.38	11/8/2002

10.30	First Amendment to the Loan and Security Agreement, dated as of December 5, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.					X

10.31	Second Amendment to the Loan and Security Agreement, dated as of September 20, 2004, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	8-K	000-30235	10.1	9/23/2004

10.32*	Third Amendment to the Loan and Security Agreement, dated as of January 10, 2005, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-K	000-30235	10.29	3/15/2005

10.33*	Fourth Amendment to the Loan and Security Agreement, dated as of July 10, 2008, by and between SmithKlineBeecham Corporation d/b/a GlaxoSmithKline and Exelixis, Inc.	10-Q	000-30235	10.4	8/5/2008

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date

10.34*	Letter Agreement, dated February 17, 2009, between Exelixis, Inc. and SmithKlineBeecham Corporation d/b/a GlaxoSmithKline.	10-Q, as amended	000-30235	10.1	5/7/2009

10.35*	Collaboration Agreement, dated December 15, 2006, between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-K	000-30235	10.38	2/27/2007

10.36*	Amendment No. 1, dated January 11, 2007, to the Collaboration Agreement, dated December 15, 2006, between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-Q	000-30235	10.3	11/5/2007

10.37*	Letter Agreement, dated June 26, 2008, between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-Q	000-30235	10.5	8/5/2008

10.38*	Amendment No. 2, effective October 1, 2009, to the Collaboration Agreement, dated December 15, 2006, by and between Exelixis, Inc. and Bristol-Myers Squibb Company	10-Q	000-30235	10.3	10/29/2009

10.39*	Collaboration Agreement, dated December 22, 2006, between Exelixis, Inc. and Genentech, Inc.	10-K	000-30235	10.39	2/27/2007

10.40*	First Amendment to the Collaboration Agreement, dated March 13, 2008, between Exelixis, Inc. and Genentech, Inc.	10-Q	000-30235	10.1	5/6/2008

10.41	Lease, dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	S-1, as amended	333-96335	10.11	2/7/2000

10.42	First Amendment to Lease, dated March 29, 2000, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-Q	000-30235	10.1	5/15/2000

10.43	Second Amendment to Lease dated January 31, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	S-1, as amended	333-152166	10.44	7/7/2008

10.44	Lease Agreement, dated May 24, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-Q	000-30235	10.48	8/5/2004

10.45	First Amendment to Lease, dated February 28, 2003, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	S-1, as amended	333-152166	10.46	7/7/2008

10.46	Second Amendment to Lease, dated July 20, 2004, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-Q	000-30235	10.49	8/5/2004

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date

10.47	Lease Agreement, dated May 27, 2005, between Exelixis, Inc. and Britannia Pointe Grand Limited Partnership.	8-K	000-30235	10.1	5/27/2007

10.48	Lease Agreement, dated September 14, 2007, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-Q	000-30235	10.5	11/5/2007

10.49	First Amendment dated May 31, 2008 to Lease Agreement, dated September 14, 2007, by and between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-Q	000-30235	10.1	8/5/2008

10.50	Second Amendment dated October 23, 2008 to Lease Agreement, dated September 14, 2007, by and between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-K	000-30235	10.62	3/10/2009

10.51	Third Amendment dated October 24, 2008 to Lease Agreement, dated September 14, 2007, by and between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-K	000-30235	10.63	3/10/2009

10.52	Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc.	10-Q	000-30235	10.34	8/6/2002

10.53	Loan Modification Agreement, dated December 21, 2004, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/23/2004

10.54	Amendment No. 7, dated December 21, 2006, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/27/2006

10.55	Amendment No. 8, dated December 21, 2007, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/26/2007

10.56	Amendment No. 9, dated December 22, 2009, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/23/2009

10.57*	Contract Research Agreement, dated as of September 4, 2007, by and among Agrigenetics, Inc., Mycogen Corporation, Exelixis Plant Sciences, Inc. and Exelixis, Inc.	10-Q	000-30235	10.2	11/5/2007

10.58*	First Amendment to the Contract Research Agreement, effective as of January 1, 2008, by and between Agrigenetics, Inc. and Exelixis Plant Sciences, Inc.	10-K	000-30235	10.61	3/10/2009

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date

10.59*	Second Amendment to the Contract Research Agreement, effective as of October 27, 2008, by and between Agrigenetics, Inc. and Exelixis Plant Sciences, Inc.	10-K	000-30235	10.64	3/10/2009

10.60*	Third Amendment, dated July 1, 2009, to the Contract Research Agreement, dated September 4, 2007, by and between Agrigenetics, Inc. and Exelixis Plant Sciences, Inc.	10-Q, as amended	000-30235	10.4	7/30/2009

10.61*	Fourth Amendment, dated July 1, 2009, to the Contract Research Agreement, dated September 4, 2007, by and between Agrigenetics, Inc. and Exelixis Plant Sciences, Inc.	10-Q, as amended	000-30235	10.5	7/30/2009

10.62*	Fifth Amendment, dated October 1, 2009, to the Contract Research Agreement, dated September 4, 2007, by and between Agrigenetics, Inc. and Exelixis Plant Sciences, Inc.	10-Q	000-30235	10.4	10/29/2009

10.63*	Shareholders’ Agreement, dated November 20, 2007, by and between Taconic Farms, Inc. and Exelixis, Inc.	10-K	000-30235	10.54	2/25/2008

10.64*	Collaboration Agreement, dated December 11, 2008, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-K	000-30235	10.65	3/10/2009

10.65*	Amendment No. 1 to the Collaboration Agreement, dated December 17, 2008, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-K	000-30235	10.66	3/10/2009

10.66*	Amendment No. 2, effective September 1, 2009, to the Collaboration Agreement, dated December 11, 2008, by and between Exelixis, Inc. and Bristol-Myers Squibb Company	10-Q	000-30235	10.2	10/29/2009

10.67*	Letter Agreement, dated December 11, 2008, between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-K	000-30235	10.67	3/10/2009

10.68*	License Agreement, dated May 27, 2009, between Exelixis, Inc. and sanofi-aventis.	10-Q, as amended	000-30235	10.1	7/30/2009

10.69*	Collaboration Agreement, dated May 27, 2009, between Exelixis, Inc. and sanofi-aventis.	10-Q, as amended	000-30235	10.2	7/30/2009

10.70	Letter, dated May 27, 2009, relating to regulatory filings for the Collaboration Agreement, dated May 27, 2009, between Exelixis, Inc. and sanofi-aventis.	10-Q, as amended	000-30235	10.3	7/30/2009

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date

21.1	Subsidiaries of Exelixis, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained on signature page).					X

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1‡	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).					X

†	Management contract or compensatory plan.
*	Confidential treatment granted for certain portions of this exhibit.
‡	This certification accompanies this Annual Report on Form 10-K, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.