Form 10-Q
period 2010-04-02
EXELIXIS INC
filed 2010-05-11
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

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

As of May 5, 2010, there were 108,575,952 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2010	December 31, 2009 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,292	$86,796
Marketable securities	94,243	116,290
Other receivables	7,090	11,864
Prepaid expenses and other current assets	18,000	15,050

Total current assets	177,625	230,000
Restricted cash and investments	6,444	6,444
Long-term investments	9,502	11,463
Property and equipment, net	24,379	29,392
Goodwill	63,684	63,684
Other assets	2,586	2,427

Total assets	$284,220	$343,410

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,577	$7,403
Accrued clinical trial liabilities	27,713	24,000
Other accrued liabilities	18,837	16,399
Accrued compensation and benefits	20,500	16,677
Current portion of notes payable and bank obligations	9,919	11,204
Current portion of convertible loans	28,050	28,050
Deferred revenue	101,748	103,385

Total current liabilities	210,344	207,118
Notes payable and bank obligations	9,502	11,463
Convertible loans	28,900	28,900
Other long-term liabilities	17,173	17,325
Deferred revenue	217,586	242,329

Total liabilities	483,505	507,135

Commitments
Stockholders’ equity (deficit):
Exelixis, Inc. stockholders’ deficit:
Common stock	108	108
Additional paid-in-capital	933,481	925,736
Accumulated other comprehensive income	99	155
Accumulated deficit	(1,132,973)	(1,089,724)

Total Exelixis, Inc. stockholders’ deficit	(199,285)	(163,725)
Noncontrolling interest	—	—
Total stockholders’ deficit	(199,285)	(163,725)

Total liabilities and stockholders’ deficit	$284,220	$343,410

(1)

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Contract	$19,740	$6,706
License	24,565	18,596
Collaboration reimbursement	(2,106)	—

Total revenues	42,199	25,302

Operating expenses:
Research and development	64,751	55,344
General and administrative	8,835	8,529
Collaboration cost sharing	—	(1,797)
Restructuring charge	16,065	—

Total operating expenses	89,651	62,076

Loss from operations	(47,452)	(36,774)
Other income (expense):
Interest income and other, net	315	554
Interest expense	(612)	(2,116)
Gain on sale of business	4,500	—

Total other income (expense), net	4,203	(1,562)

Consolidated net loss	(43,249)	(38,336)
Loss attributable to noncontrolling interest	—	2,156

Net loss attributable to Exelixis, Inc.	$(43,249)	$(36,180)

Net loss per share, basic and diluted, attributable to Exelixis, Inc.	$(0.40)	$(0.34)

Shares used in computing basic and diluted loss per share amounts	107,976	106,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Consolidated net loss	$(43,249)	$(38,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,072	3,286
Stock-based compensation expense	6,526	5,092
Impairment of assets due to restructuring	2,474	—
Gain on sale of business	(4,500)	—
Other	938	356
Changes in assets and liabilities:
Other receivables	4,774	(2,255)
Prepaid expenses and other current assets	(3,403)	(740)
Other assets	11	370
Accounts payable and other accrued expenses	6,150	(7,026)
Other long-term liabilities	(152)	483
Deferred revenue	(26,380)	(3,357)

Net cash used in operating activities	(53,739)	(42,127)

Cash flows from investing activities:
Purchases of investments held by Symphony Evolution, Inc.	—	(36)
Proceeds on sale of investments held by Symphony Evolution, Inc.	—	2,158
Purchases of property and equipment	(252)	(393)
Proceeds from sale of property and equipment	175	—
Proceeds from sale of business	4,500	—
Decrease in restricted cash and investments	—	(837)
Proceeds from maturities of marketable securities	33,971	2,938
Proceeds from sale of marketable securities	12,780	—
Purchases of marketable securities	(23,563)	(4,048)

Net cash provided by (used in) investing activities	27,611	(218)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	871	2
Principal payments on notes payable and bank obligations	(3,247)	(3,930)

Net cash used in financing activities	(2,376)	(3,928)

Net decreases in cash and cash equivalents	(28,504)	(46,273)
Cash and cash equivalents, at beginning of period	86,796	247,698

Cash and cash equivalents, at end of period	$58,292	$201,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

Exelixis has adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st of each year. Fiscal year 2009, a 52-week year, ended on January 1, 2010, and fiscal year 2010, a 52-week year, will end on December 31, 2010. For convenience, references in these Condensed Consolidated Financial Statements and Notes as of and for the fiscal year ended January 1, 2010 are indicated on a calendar year basis as ended December 31, 2009 and as of and for the fiscal quarters ended April 3, 2009 and April 2, 2010 are indicated as ended March 31, 2009 and 2010, respectively.

Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the SEC on March 10, 2010.

Basis of Consolidation

The consolidated financial statements include the accounts of Exelixis and our wholly owned subsidiaries as well as one variable interest entity, Symphony Evolution, Inc. (“SEI”), for which we are the primary beneficiary. As of June 9, 2009, our purchase option for SEI expired and as a result, we were no longer considered to be the primary beneficiary (refer to Note 6 of our Annual Report on Form 10-K filed with the SEC on March 10, 2010). All significant intercompany balances and transactions have been eliminated.

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

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

The following summarizes available-for-sale securities included in cash and cash equivalents and restricted cash and investments as of March 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$75,224	$—	$—	$75,224
Commercial paper	5,998	—	—	5,998
Corporate bonds	53,516	114	(23)	53,607
U.S. government agency securities	8,046	7	—	8,053
Government sponsored enterprises	22,232	7	(6)	22,233
Municipal bonds	4,352	—	—	4,352

Total	$169,368	$128	$(29)	$169,467

As of March 31, 2010, debt securities had remaining maturities of less than one year.

The following summarizes available-for-sale securities included in cash and cash equivalents and restricted cash and investments as of December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$74,465	—	—	$74,465
Commercial paper	24,277	—	—	24,277
Corporate bonds	55,808	152	(17)	55,943
U.S. government agency securities	11,077	8	—	11,085
Government sponsored enterprises	37,990	17	(1)	38,006
Municipal bonds	17,769	—	(3)	17,766

Total	$221,386	177	(21)	$221,542

Foreign Currency Forward Contract

We entered into a foreign currency forward contract to reduce our net exposure to Eurodollar currency fluctuations. The contract has a notional amount of approximately $7.0 million and expires in June 2010. The fair value of the foreign currency contracts is estimated based on pricing models using readily observable inputs from actively quoted markets. As of March 31, 2010, the fair value of the foreign currency forward contract is approximately $58 thousand, and the foreign currency forward contract is classified in the consolidated balance sheet as an Other current asset. The contract is not designated as a hedge. The unrealized gain on the foreign currency forward contract is recorded in our statement of operations as Interest income and other (net).

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

Level 3—unobservable inputs.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following tables set forth the fair value of our financial assets for the periods ended March 31, 2010 and December 31, 2009, respectively (in thousands):

As of March 31, 2010:

	Level 1	Level 2	Level 3	Total
Money market funds	$75,224	$—	$—	$75,224
Commercial paper	—	5,998	—	5,998
Corporate bonds	—	53,607	—	53,607
U.S. government agency securities	—	8,053	—	8,053
Government sponsored enterprises	—	22,233	—	22,233
Municipal bonds	—	4,352	—	4,352
Foreign currency forward contract (1)	—	58	—	58

Total	$75,224	$94,301	$—	$169,525

(1)

As of March 31, 2010, the fair value of our Level 2 current assets includes approximately $58.0 thousand in derivative gains related to a foreign exchange forward contract established during the period ended March 31, 2010.

As of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Money market funds	$74,465	$—	$—	$74,465
Commercial paper	—	24,277	—	24,277
Corporate bonds	—	55,943	—	55,943
U.S. government agency securities	—	11,085	—	11,085
Government sponsored enterprises	—	38,006	—	38,006
Municipal bonds	—	17,766	—	17,766

Total	$74,465	$147,077	$—	$221,542

We have estimated the fair value of our long-term debt instruments using the net present value of the payments discounted at an interest rate that is consistent with our current borrowing rate for similar long-term debt. The estimated fair value of our outstanding debt was as follows (in thousands):

	March 31, 2010	December 31, 2009
GlaxoSmithKline loan	$51,385	$50,191
Equipment lines of credit	19,302	22,530

Total	$70,687	$72,721

At March 31, 2010 and December 31, 2009, we had debt outstanding of $76.4 million and $79.6 million, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments or a combination thereof. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

Collaboration Arrangements

Collaborative agreement reimbursement revenue or collaboration cost sharing expenses are recorded as earned or owed based on the performance requirements by both parties under the respective contracts. Under our 2008 cancer collaboration with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), both parties are actively involved with compound development and certain research and development expenses are partially reimbursable to us on a net basis by compound. On an annual basis, amounts owed by Bristol-Myers Squibb to us, net of amounts reimbursable to Bristol-Myers Squibb by us on those projects, are recorded as collaboration reimbursement revenue. Conversely, research and development expenses may include the net settlement of amounts we owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. In annual periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost-sharing expense. Revenue and expenses from collaborations that are not co-development agreements are recorded as contract revenue or research and development expenses in the period incurred.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

Recent Accounting Pronouncements

In March 2010, Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”) was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. We will adopt this guidance in the third quarter of 2010 on a prospective basis. We are assessing the impact of this guidance on our consolidated results of operations and financial condition and do not expect it to have a material effect on our financial statements.

Accounting Standards Update No. 2009-13, Revenue Recognition Topic 605: Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We expect to adopt this guidance prospectively beginning on January 1, 2011. We are assessing the impact of this guidance on our consolidated results of operations and financial condition.

In February 2010, Accounting Standards Codification Topic 855, Subsequent Events (“ASC 855”) was amended by Accounting Standards Update No. 2010-09 (“ASU 2010-09”), which removed the requirement that an entity disclose the date through which it evaluated subsequent events in its financial statements. ASU 2010-09 was effective upon issuance in February 2010 and did not have a material effect on our financial statements.

NOTE 2. Comprehensive Loss

Comprehensive loss represents consolidated net loss plus the results of certain stockholders’ equity changes, which are comprised of unrealized gains and losses on available-for-sale securities, not reflected in the consolidated statements of operations. Comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Consolidated net loss	$(43,249)	$(38,336)
Increase (decrease) in unrealized gains on available-for-sale securities	(57)	3

Comprehensive loss	(43,306)	(38,333)
Comprehensive loss attributable to the noncontrolling interest	—	2,156

Comprehensive loss attributable to Exelixis, Inc.	$(43,306)	$(36,177)

NOTE 3. Stock-Based Compensation

We recorded and allocated employee stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Research and development expense	$3,648	$3,276
General and administrative expense	1,852	1,798
Restructuring-related stock compensation expense	995	—

Total employee stock-based compensation expense	$6,495	$5,074

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

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

	Stock Options Three Months Ended March 31,		Employee Stock Purchase Plan Three Months Ended March 31,
	2010	2009	2010	2009 (1)
Weighted average fair value of awards	$3.80	$2.64	$1.92	$	N/A
Risk-free interest rate	2.50%	2.23%	0.16%		N/A
Dividend yield	0%	0%	0%		N/A
Volatility	60%	67%	60%		N/A
Expected life	5.2 years	5.6 years	0.5 years		N/A

(1)	Due to the limited number of shares available for issuance under our Employee Stock Purchase Plan (“ESPP”), we did not incur any stock-based compensation expense under our ESPP for the three months ended March 31, 2009.

A summary of all stock option activity for the three months ended March 31, 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	24,393,598	$7.46
Granted	76,000	7.06
Exercised	(166,694)	5.22
Cancelled	(258,461)	7.77

Options outstanding at March 31, 2010	24,044,443	$7.47	6.4 years	$22,664,550

Exercisable at March 31, 2010	10,152,466	$9.24	5.2 years	$3,815,816

As of March 31, 2010, $25.4 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 1.92 years.

A summary of all restricted stock unit (“RSU”) activity for the three months ended March 31, 2010 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
RSUs outstanding at December 31, 2009	2,679,224	$7.46
Awarded	82,625	7.14
Forfeited	(21,000)	7.49

Awards outstanding at March 31, 2010	2,740,849	$7.45	2.09 years	$20,200,057

As of March 31, 2010, $13.4 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 3.87 years.

NOTE 4. Collaborations

Bristol-Myers Squibb

2008 Cancer Collaboration. In December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for XL184 and XL281. Upon effectiveness of the agreement in December 2008, Bristol-Myers Squibb made an upfront cash payment of $195.0 million for the development and commercialization rights to both programs. The agreement required Bristol-Myers Squibb to make additional license payments to us of $45.0 million, which were received in 2009.

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

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

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

The upfront payment of $195.0 million we received upon effectiveness of the collaboration agreement and the license payments of $20.0 million and $25.0 million we received on April 1, 2009 and on July 1, 2009, respectively, will be recognized ratably over the estimated development term of five years, and recorded as license revenue, from the effective date of the agreement in December 2008. Any milestone payments that we may receive under the agreement will be recognized ratably over the remaining development term but recorded as contract revenue. We will record as operating expense 100% of the cost incurred for work performed by Exelixis on the two programs. During the term of the collaboration, so long as we have not opted out of the co-development of XL184, there may be periods during which Bristol-Myers Squibb will partially reimburse us for certain research and development expenses, and other periods during which we will owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. To the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Net amounts due from or payable to Bristol-Myers Squibb will be determined and reflected on an annual basis. For the year ended December 31, 2009, we incurred a net payable to Bristol-Myers Squibb. As we expect to have fulfilled our responsibility for funding the initial $100.0 million of combined costs in the second quarter of 2010, we expect to be in a net receivable position by the end of December 31, 2010 and have therefore classified the net payable due at the end of the first quarter of 2010 as a reduction in collaboration reimbursement. Generally, the direction of cash flows will depend on the level of development activity by either party, which may change during the development term. Our capital requirements will be impacted by the level of our expenses for the development activity conducted by us and the degree to which we will be required to make payments to, or we will receive payments from, Bristol- Myers Squibb. If we opt out of the co-development of XL184, we would have no further unreimbursed cost obligations with respect to that compound.

Amounts attributable to both programs under the 2008 Bristol-Myers Squibb collaboration agreement consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Exelixis research and development expenses (1)	$19,896	$9,860
Net amount owed to (due from) collaboration partner (2)	$2,106	$(1,780)

(1)	Total research and development expenses attributable to us include direct third party expenditures plus estimated internal personnel costs.
(2)	The net amount owed to the collaborative partner is classified as a reduction in revenue for the three months ended March 31, 2010. The net amount due from the collaborative partner is classified as a reduction in operating expenses for the three months ended March 31, 2009.

sanofi-aventis

On May 27, 2009, we entered into a global license agreement with sanofi-aventis for XL147 and XL765, and a broad collaboration for the discovery of inhibitors of phosphoinositide-3 kinase (“PI3K”) for the treatment of cancer. The license agreement and collaboration agreement became effective on July 7, 2009. The effectiveness of the license and collaboration on July 20, 2009 triggered upfront payments of $140.0 million ($120.0 million for the license and $20.0 million for the collaboration), which we received during the third quarter of fiscal 2009.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

Under the license agreement, sanofi-aventis received a worldwide exclusive license to XL147 and XL765, which are currently in phase 1, phase 1b/2 and phase 2 clinical trials, and has sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities. It is expected that we will continue to participate in the conduct of ongoing and potential future clinical trials and manufacturing activities. Sanofi-aventis is responsible for funding all future development activities with respect to XL147 and XL765, including our activities. Under the collaboration agreement, the parties are combining efforts in establishing several preclinical PI3K programs and jointly share responsibility for research and preclinical activities related to isoform-selective inhibitors of PI3K-a and -ß. Sanofi-aventis will provide us with guaranteed annual research and development funding during the research term and is responsible for funding all development activities for each product following approval of the investigational new drug application filed with the applicable regulatory authorities for such product. Sanofi-aventis will have sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities of any products arising from the collaboration; however, we may be requested to conduct certain clinical trials at sanofi-aventis’ expense. The research term under the collaboration is three years, although sanofi-aventis has the right to extend the term for an additional one-year period upon prior written notice.

In addition to the aggregate upfront cash payments for the license and collaboration agreements, we are entitled to receive guaranteed research funding of $21.0 million over three years to cover certain of our costs under the collaboration agreement. For both the license and the collaboration combined, we will be eligible to receive development, regulatory and commercial milestones of over $1.0 billion in the aggregate, as well as royalties on sales of any products commercialized under the license or collaboration. The aggregate upfront payments of $140.0 million will be recognized over the estimated research and development term of four years, and recorded as license revenue, from the effective date of the agreements. For the period ended March 31, 2010, we recognized $8.8 million in license revenue related to such upfront payments. Any milestone payments that we may receive under the agreements will be amortized over the remaining research and development term and recorded as contract revenue. We will record as operating expenses all costs incurred for work performed by us under the agreements. Reimbursements we receive from sanofi-aventis under the agreements will be recorded as contract revenue as earned, commencing as of the effective date, including reimbursements for costs incurred under the license from the date of signing. In addition, the guaranteed research funding that we expect to receive over the three year research term under the collaboration will be recorded as contract revenue commencing as of the effective date of the collaboration. For the period ended March 31, 2010, we recognized $10.9 million in contract revenue related to cost reimbursement and guaranteed research funding.

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

Under the terms of the agreement, Boehringer Ingelheim paid us an upfront cash payment of $15.0 million for the development and commercialization rights to our S1P1R agonist program. We share responsibility for discovery activities under the collaboration. The agreement provides that the parties will each conduct research under a mutually agreed upon research plan until such time that we submit a compound that has met agreed-upon criteria, or such later time as agreed upon by the parties. The parties are responsible for their respective costs and expenses incurred in connection with performing research under the collaboration. Under the collaboration, Boehringer Ingelheim also has the right, at its own expense, to conduct additional research on S1P1R agonists outside of the scope of the research plan agreed to by the parties. The agreement further provides that Boehringer Ingelheim will receive an exclusive worldwide license to further develop, commercialize and manufacture compounds developed under the collaboration and will have sole responsibility for, and shall bear all costs and expenses associated with, all subsequent preclinical, clinical, regulatory, commercial and manufacturing activities. In return, we will potentially receive up to $339.0 million in further development, regulatory and commercial milestones and are eligible to receive royalties on worldwide sales of products commercialized under the collaboration. The upfront payment is being recognized ratably over the estimated research term and recorded as license revenue from the effective date of the agreement. During the first quarter of 2010, the expected research term was extended from eleven months to seventeen months through September 2010, resulting in an extension of the term for revenue recognition purposes and a corresponding decrease in license revenue recognized in the first quarter of 2010 of $1.4 million. As of March 31, 2010, we had recognized a total of $12.2 million in license revenue under this agreement.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

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

NOTE 5: 2010 Restructuring Charge

On March 8, 2010, we implemented a restructuring plan that resulted in a reduction of our workforce by approximately 40%, or 270 employees. Approximately 5% of these employees will continue to provide services through December 31, 2010, while the remaining employees were terminated immediately or by the end of March 31, 2010. The decision to restructure our operations was based on our recently announced corporate strategy to focus our efforts on our lead clinical compounds, XL184, XL147 and XL765, by dedicating the majority of our resources to aggressively drive these drug candidates through development towards commercialization.

In connection with the 2010 restructuring plan, we recorded a charge of approximately $16.1 million in the first quarter of 2010 primarily related to one-time termination benefits, which includes the modification of certain stock option awards previously granted to the terminated employees. The modification accelerates the vesting of any stock options that would have vested over the period beginning from cessation of employment through August 5, 2010. Employees who were terminated in March also received an additional two months to exercise their options, for which a small charge was taken. The remainder of the charge was for the impairment of various assets and for non-cash charges relating to the closure of our facility in San Diego, California. The total impairment charge of $2.5 million was due to the disposal and write-down to estimated fair-market value of fixed assets that were deemed redundant or will have a reduced useful life as a result of us vacating our San Diego facility and our planned exit of one of our South San Francisco facilities. The fair-value of the fixed assets impaired assumed a remaining useful life of three months and assumes that we will exit the South San Francisco building by June 30, 2010. In addition to the impairment of these fixed assets, we expect further restructuring expenses of approximately $9.0 million during 2010 associated primarily with lease-exit costs in connection with the anticipated sublease and exit of our South San Francisco building, mentioned above.

The additional estimated $9.0 million charge that we expect to incur in connection with the restructuring is subject to a number of assumptions, and actual results may materially differ. For example, the estimate for sublease income is based upon significant assumptions including signing a definitive sublease agreement and the timing for exiting the facility. If we are unable to sign a definitive agreement or the timing to exit the South San Francisco building changes, then we would need to update the estimate of the lease exit costs in our financial statements.

We expect that the restructuring plan will result in total cash expenditures of approximately $25.0 million, of which approximately $15.0 million is expected to be paid in 2010. The balance will be paid out over an additional five years and primarily relates to payments due under the lease for the building we plan to exit in South San Francisco.

The current balance of our liability is included in “Accrued Compensation and Benefits” and “Other Accrued Expenses” on our Condensed Consolidated Balance Sheet as of March 31, 2010 and the components are summarized in the following table (in thousands):

	Employee Severance And Other Benefits	Facility Charges	Asset Impairment	Legal and Other Fees	Total
Total first quarter 2010 charge	$12,224	$1,216	$2,475	$150	$16,065
Cash payments	(1,570)	(231)	—	—	(1,801)
Adjustments or non-cash credits including stock compensation expense	(1,019)	—	(2,475)	—	(3,494)

Ending accrual balance as of March 31, 2010	$9,635	$985	$—	$150	$10,770

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission, or SEC, on March 10, 2010. Operating results are not necessarily indicative of results that may occur in future periods. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

We also have several earlier novel drug candidates in clinical development for the treatment of cancer, and preclinical programs for cancer, metabolic disease and inflammation. Based on the strength of our expertise in biology, drug discovery and development, we have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb, sanofi-aventis, Genentech, Boehringer Ingelheim GmbH and GlaxoSmithKline, that allow us to retain economic participation in compounds and support additional development of our pipeline. Our collaborations generally fall into one of two categories: collaborations in which we co-develop compounds with a partner, share development costs and profits from commercialization and may have the right to co-promote products in the United States, and collaborations in which we out-license compounds to a partner for further development and commercialization, have no further unreimbursed cost obligations and are entitled to receive milestones and royalties or a share of profits from commercialization. Under either form of collaboration, we may also be entitled to license fees, research funding and milestone payments from research results and subsequent product development activities. Reimbursement revenues and expenses under co-development collaborations are recorded as collaboration reimbursement and collaboration cost-sharing expenses, respectively, while reimbursement revenues and expenses under other collaborations are recorded as contract revenue and research and development expenses in the period incurred.

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

•

Partner compounds – We continue to pursue new collaborations with leading pharmaceutical and biotechnology companies for the development and ultimate commercialization of some of our preclinical and clinical compounds, particularly those drug candidates for which we believe that the capabilities and resources of a partner can accelerate development and help to fully realize their therapeutic and commercial potential. Collaborations also provide us with a means of shifting all or a portion of the development costs related to such drug candidates and provide financial resources that we can apply to fund our share of the development of our lead clinical compounds and other areas of our pipeline. Our goal is to significantly increase the portion of our development expenses that are reimbursed by partners while maintaining financial upside from potential downstream milestones and royalties if these drug candidates are marketed in the future.

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

The following table sets forth those compounds that we have out-licensed to third parties:

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

Liquidity

As of March 31, 2010, we had $168.5 million in cash and cash equivalents and short-term and long-term marketable securities, which included restricted cash and investments of $6.4 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities and funding that we expect to receive from collaborators, which includes anticipated cash from additional business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and depend on many factors, including the following:

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

sanofi-aventis

In May 2009, we entered into a global license agreement with sanofi-aventis for XL147 and XL765 and a broad collaboration for the discovery of inhibitors of PI3K for the treatment of cancer. The license agreement and collaboration agreement became effective on July 7, 2009. In connection with the effectiveness of the license and collaboration on July 20, 2009, we received upfront payments of $140.0 million ($120.0 million for the license and $20.0 million for the collaboration), less applicable withholding taxes of $7.0 million, for a net receipt of $133.0 million. We expect to receive a refund payment from the French government in 2010 with respect to the withholding taxes previously withheld.

Under the license agreement, sanofi-aventis received a worldwide exclusive license to XL147 and XL765, which are currently in phase 1, phase 1b/2 and phase 2 clinical trials, and has sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities. It is expected that we will continue to participate in the conduct of ongoing and potential future clinical trials and manufacturing activities. Sanofi-aventis is responsible for funding all future development activities with respect to XL147 and XL765, including our activities. Under the collaboration agreement, the parties are combining efforts in establishing several pre-clinical PI3K programs and jointly share responsibility for research and preclinical activities related to isoform-selective inhibitors of PI3K-a and -ß. Sanofi-aventis will provide us with guaranteed annual research and development funding during the research term and is responsible for funding all development activities for each product following approval of the investigational new drug application filed with the applicable regulatory authorities for such product. Sanofi-aventis will have sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities of any products arising from the collaboration; however, we may be requested to conduct certain clinical trials at sanofi-aventis’ expense. The research term under the collaboration is three years, although sanofi-aventis has the right to extend the term for an additional one-year period upon prior written notice.

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

We and Bristol-Myers Squibb have agreed to co-develop XL184, and potentially a backup program for XL184. The companies will share worldwide (except for Japan) development costs for XL184. We are responsible for 35% of such costs and Bristol-Myers Squibb is responsible for 65% of such costs, except that we are responsible for funding the initial $100.0 million of combined costs and have the option to defer payments for development costs above certain thresholds. We expect that we will complete our required funding of the initial $100.0 million of the combined costs during the second quarter of 2010, after which we will be responsible for 35% of the combined costs going forward. In return, we will share 50% of the commercial profits and losses (including pre-launch commercialization expenses) in the United States and have the option to co-promote XL184 in the United States. Bristol-Myers Squibb is responsible for all costs intended to support regulatory approval in Japan. We have the right to defer payment for certain early commercialization and other related costs above certain thresholds. We are eligible to receive sales performance milestones of up to $150.0 million and double-digit royalties on sales on XL184 outside the United States. The clinical development of XL184 is directed by a joint committee. It is anticipated that we will continue to conduct certain clinical development activities for XL184. We may opt out of the co-development for XL184, in which case we would instead be eligible to receive development and regulatory milestones of up to $295.0 million, double-digit royalties on XL184 product sales worldwide and sales performance milestones. Our co-development and co-promotion rights may be terminated in the event that we have “cash reserves” below $80.0 million and we are unable to increase such cash reserves to $80.0 million or more within 90 days, in which case we would receive development and regulatory milestones, sales milestones and double-digit royalties, instead of sharing product profits on XL184 in the United States. For purposes of the agreement, “cash reserves” includes our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under certain financing arrangements. Our co-promotion rights on XL184 in the United States, and possibly our right to share product profits on XL184, may be terminated in the event we undergo certain change of control transactions. Bristol-Myers Squibb may, upon certain prior notice to us, terminate the agreement as to products containing XL184 or XL281. In the event of such termination election, Bristol-Myers Squibb’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize such products.

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

The upfront payment of $195.0 million we received upon effectiveness of the collaboration agreement and the license payments of $20.0 million and $25.0 million that we received in the first quarter and second quarter of 2009, respectively, will be recognized ratably over the estimated development term of five years, and recorded as license revenue, from the effective date of the agreement in December 2008. Any milestone payments that we may receive under the agreement will be recognized ratably over the same period but will be recorded as contract revenue. We will record as operating expense 100% of the cost incurred for work performed by us on the two programs. During the term of the collaboration, so long as we have not opted out of the co-development of XL184, there may be periods during which Bristol-Myers Squibb will partially reimburse us for certain research and development expenses, and other periods during which we will owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. To the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Net amounts due from or payable to Bristol-Myers Squibb will be determined and reflected on an annual basis. As we expect to have fulfilled our responsibility for funding the initial $100.0 million of combined costs in the second quarter of 2010, we expect aggregate collaboration reimbursements during the fiscal year ended December 31, 2010. Generally, the direction of cash flows will depend on the level of development activity by either party, which may change during the development term. Our capital requirements will be impacted by the level of our expenses for the development activity conducted by us and the degree to which we will be required to make payments to, or we will receive payments from, Bristol-Myers Squibb. If we opt out of the co-development of XL184, we would have no further unreimbursed cost obligations with respect to that compound.

GlaxoSmithKline Loan Repayment Obligations

In October 2002, we entered into a collaboration with GlaxoSmithKline to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. As of March 31, 2010, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $71.4 million, after giving effect to a cash payment we made to GlaxoSmithKline of $34.7 million on October 27, 2009 for the first of three annual installments of principal and accrued interest due under the loan. The second and third installments of principal and accrued interest under the loan are due on October 27, 2010 and October 27, 2011, respectively. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be made in the form of our common stock at fair market value, subject to certain conditions, or cash. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and in the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock.

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

Revenues from license fees and milestone payments primarily consist of up-front license fees and milestone payments received under various collaboration agreements. We initially recognize upfront fees received from third party collaborators as unearned revenue and then recognize these amounts on a ratable basis over the expected term of the research collaboration. Often, the total research term is not contractually defined and an estimate of the term of our total obligation must be made. For example, under the 2008 cancer collaboration with Bristol-Myers Squibb, we have estimated our term to be five years, or through the completion of phase 3 trials. We estimate that this is the longest possible period that we could be obligated to perform services and therefore the appropriate term with which to amortize any license fees. However, if we submit an NDA earlier than anticipated, or Bristol-Myers Squibb decides to take over management of trials prior to their completion, the estimated term of our obligation would be shortened, resulting in an increase in revenue recognition in the period in which our estimated term changes. For example, in the first quarter of 2010, the estimated research term under the Boehringer Ingelheim agreement was extended through September 2010, resulting in an extension in the period over which we will recognize license revenue and decreasing our license revenue recognized in the period to $1.4 million. License fees are classified as license revenue in our consolidated statement of operations.

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

Collaborative agreement reimbursement revenue consists of research and development support received from collaborators. Collaborative agreement reimbursement revenue is recorded as earned based on the performance requirements by both parties under the respective contracts. Under the 2008 cancer collaboration with Bristol-Myers Squibb, certain research and development expenses are partially reimbursable to us. On an annual basis, the amounts that Bristol-Myers Squibb owes us, net of amounts reimbursable to Bristol-Myers Squibb by us on those projects, are recorded as revenue. Conversely, research and development expenses may include the net settlement of amounts we owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. In annual periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost-sharing expense. Reimbursements under co-development agreements are classified as collaboration reimbursements while reimbursements under other arrangements are classified as contract revenue in our consolidated statement of operations.

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

The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, companies are required to estimate the expected term of the option for input to an option-pricing model. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to value stock based awards granted in future periods. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. As of March 31, 2010, $25.4 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 1.92 years in addition to $13.4 million of total unrecognized compensation expense relating to RSUs, which was expected to be recognized over 3.87 years. See Note 3 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Restructuring Charges

We record costs and liabilities associated with exit and disposal activities at fair value in the period in which the cost or liability is incurred. Restructuring charges consist of charges related to employee severance and benefits, lease termination costs, equipment write-downs and other restructuring related charges. Charges related to employee severance and benefits are determined based on the estimated severance and fringe benefit charge for identified employees. Our facility charges are based upon our ability to vacate certain of our facilities and the timing and nature of potential future sublease rates. Based on our future equipment needs, we have disposed of certain assets no longer in use and recorded a charge to impair the book value to an amount relative to our expected future use of the remaining assets.

If the actual amounts differ from our estimates, the amount of restructuring charges could be materially impacted. See Note 5 to the Consolidated Financial Statements for a further discussion on our restructuring plan.

Fiscal Year Convention

We have adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st of each year. Fiscal year 2009, a 52-week year, ended on January 1, 2010, and fiscal year 2010, a 52-week year, will end on December 31, 2010. For convenience, references in this report as of and for the fiscal year ended January 1, 2010 are indicated on a calendar year basis, ended December 31, 2009, and as of and for the fiscal quarters ended April 3, 2009 and April 2, 2010 are indicated as ended March 31, 2009 and 2010, respectively.

Results of Operations

Revenues

Total revenues by category, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2010	2009
Contract revenue:
Research and development funding	$11.1	$2.0
Milestones	8.6	4.7
License revenue, amortization of upfront payments, including amortization of premiums for equity purchases	24.6	18.6
Collaboration reimbursements	(2.1)	—

Total revenues	$42.2	$25.3

Dollar increase	$16.9
Percentage increase	67%

Total revenues by customer, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2010	2009
sanofi-aventis	$19.7	$—
Bristol-Myers Squibb	14.1	20.6
Genentech	7.0	4.2
GlaxoSmithKline	—	0.5
Boehringer Ingelheim	1.4	—

Total revenues	$42.2	$25.3

Dollar increase	$16.9
Percentage increase	67%

The increase in revenues for the three months ended March 31, 2010, as compared to the comparable period for the prior year, was primarily due to our May 2009 collaboration agreements with sanofi-aventis for XL147, XL765 and the discovery of inhibitors of P13K. In addition to the increase from sanofi-aventis, we also recognized increases of $5.2 million in milestone revenue related to our MEK collaboration with Genentech and $1.4 million in revenue from our May 2009 collaboration with Boehringer Ingelheim. These increases in revenue were partially offset by a reduction in revenues related to our 2007 cancer collaboration with Bristol-Myers Squibb Company and the completion of revenue recognition under our LXR collaboration with Bristol-Myers Squibb Company.

Total collaboration reimbursements consist of research and development expenses and reimbursements related to our 2008 cancer collaboration agreement with Bristol Myers-Squibb for XL184 and XL281. To the extent that net annual research and development funding payments are expected to be received from Bristol-Myers Squibb, these payments will be presented as collaboration reimbursement. In years when net research and development funding payments are expected to be payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. For the year ending December 31, 2010, we expect to receive net collaboration reimbursement revenues. However, for the three months ended March 31, 2010, we recorded a net payable to Bristol-Myers Squibb, resulting in negative revenues of $2.1 million. For the three months ended March 31, 2009, we recorded a net receivable from Bristol-Myers Squibb of $1.8 million, which was included in operating expenses.

Research and Development Expenses

Total research and development expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2010	2009
Research and development expenses	$64.8	$55.3
Dollar increase	$9.4
Percentage increase	17%

Research and development expenses consist primarily of personnel expenses, clinical trials, consulting, laboratory supplies and facilities costs. The increase for the three months ended March 31, 2010, as compared to the comparable period in 2009, resulted primarily from the following:

•

Clinical Trials—Clinical trial expenses, which include services performed by third-party contract research organizations and other vendors, increased by $9.4 million, or 69%, primarily due to the increase in phase 3 clinical trial activity for XL184 and increased clinical trial activity for XL147 and XL388. These increases were partially offset by the wind down of activities associated with XL647 and XL019 and reduced activities associated with XL281, XL765 and XL888, as well as no 2010 activity for XL518 and XL999.

•

Personnel—Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, decreased by $1.3 million, or 7%, primarily due to a reduction in headcount related to our restructuring implemented in March 2010.

•

Cost Reimbursement – Under our 2007 contract research agreement with Agrigenetics, Inc., we received additional research and development funding of $1.6 million that was recognized as a reduction to research and development expense in 2009. This agreement ended in 2009, resulting in a reduction in reimbursement of $1.4 million, or 83%. The 2010 research and development funding relates to our agreement with Diana Ingredients in regards to the Exelixis Plant Science business.

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

The expenditures summarized in the following table reflect total research and development expenses by category, including allocations for general and administrative expense (dollar amounts are presented in millions):

	Three Months Ended March 31,		Inception
	2010	2009	to date (1)
Drug discovery	$20.6	$23.4	$405.1
Development	39.4	27.4	477.5
Other	4.8	4.5	85.2

Total	$64.8	$55.3	$967.8

(1)	Inception is as of January 1, 2006, the date on which we began tracking research and development expenses by category.

While we do not track total research and development expenses separately for each program, beginning in fiscal 2006, we began tracking third party expenditures directly relating to each program as a way of monitoring external costs. Our third party research and development expenditures relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing, and represent only a portion of the costs related to each program. Third party expenditures for programs initiated prior to the beginning of fiscal 2006 have not been tracked from project inception, and therefore such expenditures from the actual inception for most of our programs are not available. We do not accumulate on a program-specific basis internal research and development expenses, such as salaries and personnel expenses, facilities overhead expenses and external costs not directly attributable to a specific project. Nevertheless, we believe that third party expenditures by program provide a reasonable estimate of the percentage of our total research and development expenses that are attributable to each such program. For the three months ended March 31, 2010, the programs representing the greatest portion of our external third party research and development expenditures were XL184 (68%), XL147 (15%), XL765 (4%), XL281 (4%) and XL228 (3%). The expenses for these programs were primarily included in the development category of our research and development expenses and exclude the impact of any amounts reimbursed by our partners.

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

General and Administrative Expenses

Total general and administrative expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2010	2009
General and administrative expenses	$8.8	$8.5
Dollar increase	$0.3
Percentage increase	4%

General and administrative expenses consist primarily of personnel expenses, employee stock-based compensation expense, facility costs and consulting and professional expenses, such as legal and accounting fees. The increase in expenses for the three months ended March 31, 2010, as compared to the comparable period in 2009, was primarily due to small increases in legal and personnel costs offset by decreases in facility costs.

Collaboration Cost-Sharing Reimbursements (Expenses)

Total collaboration cost-sharing reimbursements (expenses), as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2010	2009
Collaboration cost-sharing reimbursement (expenses)	$(2.1)	$1.8
Dollar change	$(3.9)
Percentage change	(217)%

Total collaboration reimbursements (expenses) consist of research and development expenses and reimbursements related to our 2008 cancer collaboration agreement with Bristol Myers-Squibb for XL184 and XL281. To the extent that net annual research and development funding payments are expected to be received from Bristol-Myers Squibb, these payments will be presented as collaboration reimbursement. In years when net research and development funding payments expected to be are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. For the year ending December 31, 2010, we expect to incur net reimbursements. However, for the three months ended March 31, 2010, we recorded a net payable to Bristol-Myers Squibb, resulting in negative revenues of $2.1 million. For the three months ended March 31, 2009, we recorded a net receivable from Bristol-Myers Squibb of $1.8 million, which was included in operating expense.

Restructuring Charge

On March 8, 2010, we implemented a restructuring plan that resulted in a reduction of our workforce by approximately 40%, or 270 employees. Approximately 5% of these employees will continue to provide services through December 31, 2010 while the remainder of the employees were terminated immediately or by the end of March 31, 2010. The decision to restructure our operations was based on our recently announced corporate strategy to focus our efforts on our lead clinical compounds, XL184, XL147 and XL765, by dedicating the majority of our resources to aggressively drive these drug candidates through development towards commercialization.

In connection with the 2010 restructuring plan, we recorded a charge of approximately $16.1 million in the first quarter of 2010 primarily related to one-time termination benefits, which includes the modification of certain stock option awards previously granted to the terminated employees. The modification accelerates the vesting of any stock options that would have vested over the period beginning from cessation of employment through August 5, 2010. Employees who were terminated immediately also received an additional two months to exercise their options, for which a small charge was taken. The remainder of the charge was for the impairment of various assets and for non-cash charges relating to the closure of our facility in San Diego, California. We expect further restructuring expenses of approximately $9.0 million during 2010 associated primarily with facility-related charges in connection with the anticipated sublease and exit of one of our buildings in South San Francisco, California.

The additional estimated $9.0 million charge that we expect to incur in connection with the restructuring is subject to a number of assumptions, and actual results may materially differ. For example, the estimate for sublease income is based upon significant assumptions including signing a definitive sublease agreement and the timing for exiting the facility. If we are unable to sign a definitive agreement or the timing to exit the South San Francisco building changes, then we would need to update the estimate of the lease exit costs in our financial statements.

We expect that the restructuring plan will result in total cash expenditures of approximately $25.0 million, of which approximately $15.0 million is expected to be paid in 2010. The balance will be paid out over an additional five years and primarily relates to payments due under the lease for the building we plan to exit in South San Francisco.

Total Other Income (Expense), Net

Total other income (expense), net as compared to the prior year period, was as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2010	2009
Total other income (expense), net	$4.2	$(1.6)
Dollar change	$5.8
Percentage change	369%

Total other income (expense), net consists primarily of interest income earned on our marketable securities and gains on asset sales, offset by interest expense incurred on our notes payable, bank obligations, capital lease obligations, convertible notes and loans and credit facility. The change in total other income for the three months ended March 31, 2010, as compared to the comparable period in 2009, was primarily due to a gain of $4.5 million on the sale of our plant trait business and decreased interest expense of $1.5 million resulting primarily from the November 2009 termination of our credit facility with Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited.

Noncontrolling Interest in Symphony Evolution, Inc.

In 2005, we licensed three of our compounds, XL647, XL784 and XL999, to Symphony Evolution, Inc., or SEI, in return for an $80.0 million investment for the clinical development of these compounds. As part of the agreement, we received an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire XL647, XL784 and XL999 at our sole discretion. The purchase option expired on June 9, 2009. The expiration of the purchase option triggered a reconsideration event regarding our need to consolidate SEI, a variable interest entity. Upon the expiration of the purchase option, we no longer held a variable interest in the variable interest entity. Accordingly, we deconsolidated SEI and derecognized the SEI assets, liabilities and noncontrolling interest from our financial statements. For the three months ended March 31, 2010 and 2009, the losses attributed to the noncontrolling interest holders were zero and $2.2 million, respectively. The decrease in the losses attributable to noncontrolling interest holders were due to the deconsolidation of SEI in June 2009.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the three months ended March 31, 2010 and 2009, respectively (dollar amounts presented in thousands):

	Three Months Ended March 31,
	2010	2009
Consolidated net loss	$(43,249)	$(38,336)
Adjustments to reconcile net loss to net cash provided by operating activities	8,510	8,734
Changes in operating assets and liabilities	(19,000)	(12,525)

Net cash used in operating activities	(53,739)	(42,127)
Net cash provided by (used in) investing activities	27,611	(218)
Net cash used in financing activities	(2,376)	(3,928)

Net decrease in cash and cash equivalents	(28,504)	(46,273)
Cash and cash equivalents, at beginning of period	86,796	247,698

Cash and cash equivalents, at end of period	$58,292	$201,425

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators and equipment financing facilities. We have also financed certain of our research and development activities under our agreements with SEI. As of March 31, 2010, we had $168.5 million in cash and cash equivalents and short-term and long-term marketable securities which included restricted cash and investments of $6.4 million. In addition, as of March 31, 2010, approximately $20.4 million of cash and cash equivalents and marketable securities served as collateral for bank lines of credit.

Operating Activities

Our operating activities used cash of $53.7 million for the three months ended March 31, 2010, compared to cash used of $42.1 million for the comparable period in 2009. Cash used by operating activities for the 2010 period related primarily to our net loss attributable to Exelixis, Inc. of $43.2 million, in addition to a $26.4 million reduction in deferred revenue and an increase in current assets of $3.4 million. These increases in cash used were partially offset by non-cash charges totaling $12.1 million relating to stock-based compensation and depreciation and amortization and asset impairment as a result of our restructuring. In addition, we had increases in our accrued liabilities relating to our March 2010 restructuring and decreases in our receivables balance relating to our collaboration partners. Cash used by operating activities for the 2009 period related primarily to our net loss attributable to Exelixis, Inc. of $38.3 million, in addition to $12.6 million of cash used as the result of increases in other receivables and decreases in accounts payable and other accrued expenses and deferred revenue. These increases in cash used were partially offset by non-cash charges totaling $8.4 million relating to stock-based compensation and depreciation and amortization. We expect an increase in cash used in the period ending July 2, 2010 as a result of our restructuring activities as we pay out the majority of the one-time severance benefits in this period.

Cash used in our operating activities increased by $11.6 million for the three months ended March 31, 2010 as compared to the comparable period in 2009. The increase was primarily driven by an increase in net loss attributable to Exelixis, Inc. of $4.9 million as a result of our March 2010 restructuring and a reduction in deferred revenue. The decrease in deferred revenue relates principally to the ratable recognition of deferred revenues over the period of continuing involvement from our various collaborations.

Investing Activities

Our investing activities provided cash of $27.6 million for the three months ended March 31, 2010, compared to cash used of $0.2 million for the comparable period in 2009. Cash provided by investing activities for the 2010 period was primarily driven by proceeds from the maturity of marketable securities of $34.0 million in addition to the sale of investments prior to maturity of $12.8 million and an additional gain of $4.5 million associated with our 2007 transaction with Agrigenetics. These cash proceeds were offset by the purchase of $23.6 million of marketable securities and additional purchases of property and equipment of $0.3 million. The proceeds provided by the sale and maturity of our investments were used to fund our operations.

Cash used by investing activities for the 2009 period was primarily driven by proceeds of $2.2 million from the sale on investments held by SEI and proceeds of $2.9 million from the maturity of long term investments. This cash inflow was offset by purchases of $4.0 million of marketable securities, a decrease in restricted cash and investments of $0.8 million, and purchases of property and equipment of $0.4 million. The proceeds provided by the sale and maturity of our investments were used to fund our operations. We expect to continue to make moderate investments in property and equipment to support our operations.

Financing Activities

Our financing activities used cash of $2.4 million for the three months ended March 31, 2010, compared to cash used of $3.9 million for the comparable period in 2009. Cash used by our financing activities for the 2010 period was due to principal payments on notes payable and bank obligations of $3.2 million offset by proceeds from employee option exercises of $0.9 million. Cash used by our financing activities for the 2009 period was due to principal payments on notes payable and bank obligations of $3.9 million.

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

Cash Requirements

We have incurred net losses since inception, including a net loss attributable to Exelixis, Inc. of $43.2 million for the three months ended March 31, 2010. We expect our net loss to increase and anticipate negative operating cash flow for the foreseeable future. As March 31, 2010, we had $168.5 million in cash and cash equivalents and short-term and long-term marketable securities, which included restricted cash and investments of $6.4 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities and funding that we expect to receive from collaborators, which includes anticipated cash from additional business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

repayment of our loan from GlaxoSmithKline—In October 2002, we entered into a collaboration with GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. As of March 31, 2010, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $71.4 million, after giving effect to a cash payment we made to GlaxoSmithKline of $34.7 million on October 27, 2009 for the first of three annual installments of principal and accrued interest due under the loan. The second and third installments of principal and accrued interest under the loan are due on October 27, 2010 and October 27, 2011, respectively. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be made in the form of our common stock at fair market value, subject to certain conditions, or cash. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and in the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock. During 2010, we may pursue a potential refinancing of the GlaxoSmithKline loan with a third party, although there can be no assurance that we would be able to do so on terms that are acceptable to us, if at all;

•

the progress and scope of the development activity with respect to XL184, our most advanced compound—We are focusing our development efforts on XL184, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. As described under “ – Certain Factors Important to Understanding Our Financial Condition and Results of Operations—2008 Cancer Collaboration with Bristol-Myers Squibb,” we entered into a worldwide co-development collaboration with Bristol-Myers Squibb for the development and commercialization of XL184. The companies will share worldwide (except for Japan) development costs for XL184. We are responsible for 35% of such costs and Bristol-Myers Squibb is responsible for 65% of such costs, except that we are responsible for funding the initial $100.0 million of combined costs and have the option to defer payments for development costs above certain thresholds. In return, we will share 50% of the commercial profits and losses (including pre-launch commercialization expenses) in the United States and have the option to co-promote XL184 in the United States. Bristol-Myers Squibb is responsible for all costs intended to support regulatory approval in Japan. We have the right to defer payment for certain early commercialization and other related costs above certain thresholds. During the term of the collaboration, so long as we have not opted out of the co-development of XL184, there may be periods during which Bristol-Myers Squibb will partially reimburse us for certain research and development expenses, and other periods during which we will owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. On an annual basis, to the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In annual periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Generally, the direction of cash flows will depend on the level of development activity by either party, which may change during the development term. Our capital requirements will be impacted by the level of our expenses for the development activity conducted by us and the degree to which we will be required to make payments to, or we will receive payments from, Bristol-Myers Squibb. If we opt out of the co-development of XL184, we would have no further unreimbursed cost obligations for that compound;

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

We may need to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, our loan and security agreement with GlaxoSmithKline contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of March 31, 2010, our “working capital” was $69.0 million and our “cash and investments” were $162.0 million. If we default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $71.4 million at March 31, 2010. The second and third installments of principal and accrued interest under the loan are due on October 27, 2010 and October 27, 2011, respectively. In addition, if our “cash reserves” fall below $80.0 million and we are unable to increase such cash reserves to $80.0 million or more within 90 days, our co-development and co-promotion rights with respect to XL184 under our 2008 collaboration agreement with Bristol-Myers Squibb may be terminated. “Cash reserves” for purposes of our 2008 collaboration agreement with Bristol-Myers Squibb includes our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under certain financing arrangements. As of March 31, 2010, our “cash reserves” were $162.0 million. If we cannot raise additional capital in order to remain in compliance with our financial covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at March 31, 2010 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 10, 2010. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010 and December 31, 2009, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $0.3 million and $0.3 million, respectively.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 10, 2010.

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

As of March 31, 2010, we had $168.5 million in cash and cash equivalents and short-term and long-term marketable securities, which included restricted cash and investments of $6.4 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities and funding that we expect to receive from collaborators, which includes anticipated cash from additional business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

repayment of our loan from GlaxoSmithKline—In October 2002, we entered into a collaboration with GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. As of March 31, 2010, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $71.4 million, after giving effect to a cash payment we made to GlaxoSmithKline of $34.7 million on October 27, 2009 for the first of three annual installments of principal and accrued interest due under the loan. The second and third installments of principal and accrued interest under the loan are due on October 27, 2010 and October 27, 2011, respectively. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be made in the form of our common stock at fair market value, subject to certain conditions, or cash. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and in the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock. During 2010, we may pursue a potential refinancing of the GlaxoSmithKline loan with a third party, although there can be no assurance that we would be able to do so on terms that are acceptable to us, if at all;

•

the progress and scope of the development activity with respect to XL184, our most advanced compound—We are focusing our development efforts on XL184, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. As described under “ – Certain Factors Important to Understanding Our Financial Condition and Results of Operations—2008 Cancer Collaboration with Bristol-Myers Squibb,” we entered into a worldwide co-development collaboration with Bristol-Myers Squibb for the development and commercialization of XL184. The companies will share worldwide (except for Japan) development costs for XL184. We are responsible for 35% of such costs and Bristol-Myers Squibb is responsible for 65% of such costs, except that we are responsible for funding the initial $100.0 million of combined costs and have the option to defer payments for development costs above certain thresholds. In return, we will share 50% of the commercial profits and losses (including pre-launch commercialization expenses) in the United States and have the option to co-promote XL184 in the United States. Bristol-Myers Squibb is responsible for all costs intended to support regulatory approval in Japan. We have the right to defer payment for certain early commercialization and other related costs above certain thresholds. During the term of the collaboration, so long as we have not opted out of the co-development of XL184, there may be periods during which

Bristol-Myers Squibb will partially reimburse us for certain research and development expenses, and other periods during which we will owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. On an annual basis, to the extent that net research and development funding payments are received from Bristol-Myers Squibb, these payments will be presented as collaboration revenue. In annual periods when net research and development funding payments are payable to Bristol-Myers Squibb, these payments will be presented as collaboration cost sharing expense. Generally, the direction of cash flows will depend on the level of development activity by either party, which may change during the development term. Our capital requirements will be impacted by the level of our expenses for the development activity conducted by us and the degree to which we will be required to make payments to, or we will receive payments from, Bristol-Myers Squibb. If we opt out of the co-development of XL184, we would have no further unreimbursed cost obligations for that compound;

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

We may need to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. For example, our loan and security agreement with GlaxoSmithKline contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of March 31, 2010, our “working capital” was $69.0 million and our “cash and investments” were $162.0 million. If we default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $71.4 million at March 31, 2010. The second and third installments of principal and accrued interest under the loan are due on October 27, 2010 and October 27, 2011, respectively. In addition, if our “cash reserves” fall below $80.0 million and we are unable to increase such cash reserves to $80.0 million or more within 90 days, our co-development and co-promotion rights with respect to XL184 under our 2008 collaboration agreement with Bristol-Myers Squibb may be terminated. “Cash reserves” for purposes of our 2008 collaboration agreement with Bristol-Myers Squibb includes our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under certain financing arrangements. As of March 31, 2010, our “cash reserves” were $162.0 million. If we cannot raise additional capital in order to remain in compliance with our financial covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*

We have incurred net losses since inception, including a net loss attributable to Exelixis, Inc. of $43.2 million for the three months ended March 31, 2010. As of that date, we had an accumulated deficit of $1,133.0 million. We expect our net loss in 2010 to increase compared to 2009 and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our pharmaceutical product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, research funding, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. If research funding we receive from collaborators decreases, we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our technologies and undertake product development. We currently have numerous drug candidates in various stages of clinical development and we anticipate filing an IND application for an additional drug candidate within the next 12 months. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We may not realize the expected benefits of our initiatives to control costs.*

Managing costs is a key element of our business strategy. Consistent with this element of our strategy, on March 8, 2010 we implemented a restructuring that resulted in a reduction of our workforce by approximately 40%, or 270 employees. We anticipate that we will incur restructuring charges through the end of 2010 as we implement this restructuring.

As a result of the restructuring, we expect to sublease and exit of one of our buildings in South San Francisco, California. Our estimate for sublease income is based upon significant assumptions including signing a definitive sublease agreement and the timing for exiting the facility. If we are unable to sign a definitive agreement or the timing to exit the South San Francisco building changes, then we would need to update the estimate of the lease exit costs in our financial statements.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments, or long-term investments since March 31, 2010, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.

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

We have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb, sanofi-aventis, Genentech, Boehringer Ingelheim and GlaxoSmithKline, for the development and ultimate commercialization of a significant number of compounds generated from our research and development efforts. We continue to pursue collaborations for selected unpartnered preclinical and clinical compounds. Our dependence on our relationships with existing collaborators for the development and commercialization of our compounds subjects us to, and our dependence on future collaborators for development and commercialization of additional compounds will subject us to, a number of risks, including:

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

Date: May 11, 2010	EXELIXIS, INC.

/s/ Frank Karbe
Frank Karbe Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
2.1*	Asset Purchase and License Agreement, dated as of September 4, 2007, by and among Agrigenetics, Inc., Mycogen Corporation, Exelixis Plant Sciences, Inc., Agrinomics, LLC and Exelixis, Inc.	10-Q	000-30235	10.1	11/5/2007

2.2*	Share Sale and Transfer Agreement, dated November 20, 2007, by and between Taconic Farms, Inc. and Exelixis, Inc.	10-K	000-30235	2.3	2/25/2008

3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010

3.3	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	10/4/2007

4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	2/7/2000

4.2	Form of Warrant, dated June 9, 2005, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	10-Q	000-30235	4.1	8/9/2005

4.3	Form of Warrant, dated June 13, 2006, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	8-K	000-30235	4.1	6/15/2006

4.4*	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC.	10-Q	000-30235	10.8	8/9/2005

4.5*	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued or issuable to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited	8-K	000-30235	4.9	6/9/2008

4.6	Fourth Amended and Restated Registration Rights Agreement, dated February 26, 1999, among Exelixis, Inc. and certain Stockholders of Exelixis, Inc.	S-1, as amended	333-96335	4.2	2/7/2000

4.7	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto.	8-K	000-30235	10.1	10/21/2004

4.8	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto.	8-K	000-30235	10.2	10/21/2004

4.9*	Registration Rights Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC.	10-Q	000-30235	10.7	8/9/2005

4.10	Registration Rights Agreement between Exelixis, Inc. and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited dated June 4, 2008.	8-K	000-30235	4.10	6/9/2008

4.11	Form of Warrant, dated June 10, 2009, to purchase 500,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	10-Q, as amended	000-30235	4.4	7/30/2009

4.12	Form of Common Stock Agreement and Warrant Certificate	S-3, as amended	333-158792	4.17	4/24/2009

4.13	Form of Preferred Stock Agreement and Warrant Certificate	S-3, as amended	333-158792	4.18	4/24/2009

4.14	Form of Debt Securities Warrant Agreement and Warrant Certificate	S-3, as amended	333-158792	4.19	4/24/2009

4.15	Form of Senior Debt Indenture	S-3, as amended	333-158792	4.13	5/28/2009

4.16	Form of Subordinated Debt Indenture	S-3, as amended	333-158792	4.14	5/28/2009

10.1 †	Compensation Information for the Company’s Named Executive Officers.	10-K	000-30235	10.21	3/10/2010

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1**	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).					X

†	Management contract or compensatory plan.
*	Confidential treatment granted for certain portions of this exhibit.
**	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.