Form 10-Q
period 2010-07-02
EXELIXIS INC
filed 2010-08-05
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

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

As of July 30, 2010, there were 108,655,580 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2010

INDEX

Part I. Financial Information		3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets – June 30, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations – Three Months and Six Months Ended June 30, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

Part II. Other Information		34

Item 1A.	Risk Factors	34

Item 6.	Exhibits	48

SIGNATURES		49

EXHIBITS

	Exhibit 4.4

	Exhibit 4.9

	Exhibit 10.1

	Exhibit 10.2

	Exhibit 10.3

	Exhibit 10.4

	Exhibit 10.5

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2010	December 31, 2009 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$157,202	$86,796
Marketable securities	55,593	116,290
Other receivables	6,028	11,864
Prepaid expenses and other current assets	16,025	15,050

Total current assets	234,848	230,000
Restricted cash and investments	6,399	6,444
Long-term investments	89,422	11,463
Property and equipment, net	20,923	29,392
Goodwill	63,684	63,684
Other assets	4,449	2,427

Total assets	$419,725	$343,410

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,343	$7,403
Accrued clinical trial liabilities	29,200	24,000
Other accrued liabilities	20,243	16,399
Accrued compensation and benefits	11,459	16,677
Current portion of notes payable and bank obligations	9,772	11,204
Current portion of convertible loans	28,050	28,050
Deferred revenue	119,948	103,385

Total current liabilities	222,015	207,118
Notes payable and bank obligations	89,422	11,463
Convertible loans	108,900	28,900
Other long-term liabilities	23,606	17,325
Deferred revenue	190,476	242,329

Total liabilities	634,419	507,135

Commitments
Stockholders’ equity (deficit):
Exelixis, Inc. stockholders’ deficit:
Common stock	109	108
Additional paid-in-capital	940,765	925,736
Accumulated other comprehensive income	18	155
Accumulated deficit	(1,155,586)	(1,089,724)

Total Exelixis, Inc. stockholders’ deficit	(214,694)	(163,725)
Noncontrolling interest	—	—
Total stockholders’ deficit	(214,694)	(163,725)

Total liabilities and stockholders’ deficit	$419,725	$343,410

(1)

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Contract	$12,308	$6,299	$32,048	$13,006
License	24,542	21,103	49,107	39,699
Collaboration reimbursements	10,746	—	8,640	—

Total revenues	47,596	27,402	89,795	52,705

Operating expenses:
Research and development	54,237	55,036	118,988	110,380
General and administrative	9,571	8,739	18,406	17,268
Collaboration cost sharing	—	1,639	—	(158)
Restructuring charge	9,419	—	25,484	—

Total operating expenses	73,227	65,414	162,878	127,490

Loss from operations	(25,631)	(38,012)	(73,083)	(74,785)
Other income (expense):
Interest income and other, net	393	367	709	921
Interest expense	(673)	(2,118)	(1,285)	(4,234)
Gain on sale of business	3,297	1,800	7,797	1,800
Loss on deconsolidation of Symphony Evolution, Inc.	—	(9,826)	—	(9,826)

Total other income (expense), net	3,017	(9,777)	7,221	(11,339)

Consolidated loss before taxes	(22,614)	(47,789)	(65,862)	(86,124)
Income tax benefit	—	846	—	846

Consolidated net loss	(22,614)	(46,943)	(65,862)	(85,278)
Loss attributable to noncontrolling interest.	—	2,181	—	4,337

Net loss attributable to Exelixis, Inc.	$(22,614)	$(44,762)	$(65,862)	$(80,941)

Net loss per share, basic and diluted, attributable to Exelixis, Inc.	$(0.21)	$(0.42)	$(0.61)	$(0.76)

Shares used in computing basic and diluted loss per share amounts	108,476	106,840	108,226	106,612

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Consolidated net loss	$(65,862)	$(85,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,873	6,441
Stock-based compensation expense	11,281	11,573
Impairment of assets due to restructuring	2,481	—
Gain on sale of business	(7,797)	(1,800)
Loss on deconsolidation of Symphony Evolution, Inc.	—	9,826
Other	1,653	195
Changes in assets and liabilities:
Other receivables	5,836	(3,702)
Prepaid expenses and other current assets	(1,429)	(1,170)
Other assets	(1,701)	741
Accounts payable and other accrued expenses	(3,626)	(3,096)
Restructure liability	11,135	—
Other long-term liabilities	(1,029)	885
Deferred revenue	(35,290)	10,838

Net cash used in operating activities	(78,475)	(54,547)

Cash flows from investing activities:
Purchases of investments held by Symphony Evolution, Inc.	—	(49)
Proceeds on sale of investments held by Symphony Evolution, Inc.	—	4,497
Purchases of property and equipment	(831)	(842)
Proceeds from sale of property and equipment	168	—
Proceeds on sale of business	8,600	—
Increase (decrease) in restricted cash and investments	45	(729)
Proceeds from maturities of marketable securities	72,030	5,363
Proceeds from sale of marketable securities	12,780	—
Purchases of marketable securities	(103,563)	(43,020)

Net cash used in investing activities	(10,771)	(34,780)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,004	2
Proceeds from employee stock purchase plan	2,122	2,150
Proceeds from note payable and bank obligations	162,508	—
Principal payments on notes payable and bank obligations	(5,981)	(7,586)
Repayments, net from deconsolidation of Symphony Evolution, Inc.	—	(25)

Net cash provided by (used in) financing activities	159,653	(5,459)

Net increase in cash and cash equivalents	70,407	(94,786)
Cash and cash equivalents, at beginning of period	86,796	247,698

Cash and cash equivalents, at end of period	$157,203	$152,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

Exelixis has adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st of each year. Fiscal year 2009, a 52-week year, ended on January 1, 2010, and fiscal year 2010, a 52-week year, will end on December 31, 2010. For convenience, references in these Condensed Consolidated Financial Statements and Notes as of and for the fiscal year ended January 1, 2010 are indicated on a calendar year basis as ended December 31, 2009 and as of and for the fiscal quarters ended July 3, 2009 and July 2, 2010 are indicated as ended June 30, 2009 and 2010, respectively.

Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the SEC on March 10, 2010.

Basis of Consolidation

The consolidated financial statements include the accounts of Exelixis and our wholly owned subsidiaries as well as one variable interest entity, Symphony Evolution, Inc. (“SEI”), for which we are the primary beneficiary. As of June 9, 2009, our purchase option for SEI expired and as a result, we were no longer considered to be the primary beneficiary (refer to Note 6 of the financial statements included in our Annual Report on Form 10-K filed with the SEC on March 10, 2010). All significant intercompany balances and transactions have been eliminated.

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

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

The following summarizes available-for-sale securities included in cash and cash equivalents and restricted cash and investments as of June 30, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$160,384	$—	$—	$160,384
Commercial paper	21,373	—	—	21,373
Corporate bonds	35,403	26	(14)	35,415
U.S. government agency securities	7,014	3	—	7,017
Government sponsored enterprises	83,426	4	(1)	83,429
Municipal bonds	2,430	—	—	2,430

Total	$310,030	$33	$(15)	$310,048

As of June 30, 2010, debt securities had remaining maturities of less than one year.

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

Foreign Currency Forward Contract

We have entered into foreign currency forward contracts to reduce our net exposure to Eurodollar currency fluctuations. The original contract had a notional amount of approximately $7.0 million and expired in June 2010. In June 2010, we settled this contract for a net cash receipt of $0.7 million and entered into another foreign contract for a notional amount of $6.1 million that expires in October 2010. The fair value of the foreign currency contracts is estimated based on pricing models using readily observable inputs from actively quoted markets. As of June 30, 2010, the fair value of the current foreign currency forward contract was a loss of approximately $12,000, The net unrealized gain / loss on our foreign currency forward contracts, neither of which is designated as a hedge, is recorded in our statement of operations as Interest income and other (net).

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

Level 3—unobservable inputs.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following tables set forth the fair value of our financial assets for the periods ended June 30, 2010 and December 31, 2009, respectively (in thousands):

As of June 30, 2010:

	Level 1	Level 2	Level 3	Total
Money market funds	$160,384	$—	$—	$160,384
Commercial paper	—	21,374	—	21,374
Corporate bonds	—	35,415	—	35,415
U.S. government agency securities	—	7,017	—	7,017
Government sponsored enterprises	—	83,429	—	83,429
Municipal bonds	—	2,430	—	2,430
Foreign currency forward contract (1)	—	(12)	—	(12)

Total	$160,384	$149,653	$—	$310,037

(1)

As of June 30, 2010, the fair value of our Level 2 current assets includes approximately $12,000 in unrealized losses related to a foreign exchange forward contract established during the quarter ended June 30, 2010.

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

We have estimated the fair value of our long-term debt instruments using the net present value of the payments discounted at an interest rate that is consistent with our current borrowing rate for similar long-term debt. The estimated fair value of our outstanding debt was as follows (in thousands):

	June 30, 2010	December 31, 2009
GlaxoSmithKline loan	$52,624	$50,191
Equipment lines of credit	19,061	22,530
Silicon Valley Bank Loan	77,287	—
Deerfield convertible debt	80,000	—

Total	$228,972	$72,721

At June 30, 2010 and December 31, 2009, we had debt outstanding of $236.1 million and $79.6 million, respectively. Our payment commitments associated with these debt instruments are generally fixed during the corresponding terms and are comprised of interest payments, principal payments or a combination thereof. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

Collaboration Arrangements

Collaborative agreement reimbursement revenue or collaboration cost sharing expenses are recorded as earned or owed based on the performance requirements by both parties under the respective contracts. Under our 2008 cancer collaboration with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), both parties have been actively involved with compound development and certain research and development expenses were partially reimbursable to us on a net basis by compound. On an annual basis, amounts owed by Bristol-Myers Squibb to us, net of amounts reimbursable to Bristol-Myers Squibb by us on those projects, are recorded as collaboration reimbursement revenue. Conversely, research and development expenses may include the net settlement of amounts we owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects,

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

less amounts reimbursable to us by Bristol-Myers Squibb on these projects. In 2009, when net research and development funding payments were payable to Bristol-Myers Squibb, these payments were presented as collaboration cost-sharing expense. However, during the fiscal year ending December 31, 2010 and in future fiscal years, we expect to be in a net receivable position, and will therefore present reimbursement payments as collaboration reimbursement revenue. Revenue and expenses from collaborations that are not co-development agreements are recorded as contract revenue or research and development expenses in the period incurred.

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

NOTE 2. Comprehensive Loss

Comprehensive loss represents consolidated net loss plus the results of certain stockholders’ equity changes, which are comprised of unrealized gains and losses on available-for-sale securities, not reflected in the consolidated statements of operations. Comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Consolidated net loss	$(22,614)	$(46,943)	$(65,862)	$(85,278)
Increase in unrealized gains (losses) on available-for-sale securities	(81)	17	(138)	20

Comprehensive loss	(22,695)	(46,926)	(66,000)	(85,258)
Comprehensive loss attributable to the noncontrolling interest	—	2,181	—	4,337

Comprehensive loss attributable to Exelixis	$(22,695)	$(44,745)	$(66,000)	$(80,921)

NOTE 3. Stock-Based Compensation

We recorded and allocated employee stock-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development expense	$3,023	$4,533	$6,672	$7,809
General and administrative expense	1,738	1,940	3,590	3,738
Restructuring-related stock compensation expense	(34)	—	961	—

Total employee stock-based compensation expense	$4,727	$6,473	$11,223	$11,547

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

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

	Stock Options Three Months Ended June 30,		ESPP Three Months Ended June 30,
	2010	2009	2010	2009
Weighted average fair value of awards	$3.50	$2.76	$2.01	$1.69
Risk-free interest rate	2.14%	2.20%	0.21%	0.18%
Dividend yield	0%	0%	0%	0%
Volatility	74%	67%	68%	65%
Expected life	5.2 years	5.6 years	0.5 years	0.2 years

	Stock Options Six Months Ended June 30,		ESPP Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average fair value of awards	$3.60	$2.67	$1.96	$1.77
Risk-free interest rate	2.25%	2.23%	0.18%	0.15%
Dividend yield	0%	0%	0%	0%
Volatility	70%	67%	63%	66%
Expected life	5.2 years	5.6 years	0.5 years	0.1 years

A summary of all stock option activity for the six months ended June 30, 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	24,393,598	$7.46
Granted	243,500	6.28
Exercised	(192,267)	5.22
Cancelled	(1,197,957)	6.94

Options outstanding at June 30, 2010	23,246,874	$7.49	5.7 years	$7,703

Exercisable at June 30, 2010	11,527,336	$8.78	4.2 years	$4,020

As of June 30, 2010, $18.7 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 1.76 years.

A summary of all restricted stock unit (“RSU”) activity for the six months ended June 30, 2010 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
RSUs outstanding at December 31, 2009	2,679,224	$7.46
Awarded	120,375	6.76
Forfeited	(481,425)	7.49

Awards outstanding at June 30, 2010	2,318,174	$7.42	1.84 years	$8,229,518

As of June 30, 2010, $11.8 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 3.62 years.

NOTE 4. Collaborations

Bristol-Myers Squibb

2008 Cancer Collaboration. In December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for XL184 and XL281. Upon effectiveness of the agreement, Bristol-Myers Squibb made an upfront cash payment of $195.0 million and

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

additional license payments of $45.0 million, which were received in 2009. On June 18, 2010, we regained full rights to develop and commercialize XL184 following receipt of notice from Bristol-Myers Squibb of its decision to terminate the 2008 collaboration, solely as to XL184, on a worldwide basis.

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

The upfront payment of $195.0 million and the license payments of $45.0 million are being recognized ratably from the effective date of the agreement over the estimated development term and recorded as license revenue. Any milestone payments that we may receive under the agreement will be recognized ratably over the remaining development term but recorded as contract revenue. We record as operating expense 100% of the cost incurred for work performed by us under the collaboration. Prior to the termination of the collaboration as to XL184, there were periods during which Bristol-Myers Squibb partially reimbursed us for certain research and development expenses, and other periods during which we owed Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. For the year ended December 31, 2009, we incurred a net payable to Bristol-Myers Squibb and presented these payments as collaboration cost sharing expense. However, during the fiscal year ending December 31, 2010 and in future fiscal years, we expect to be in a net receivable position, and will therefore present these reimbursement payments as collaboration reimbursement revenue.

As a result of the termination of the 2008 collaboration with respect to XL184, we regained full rights to develop and commercialize XL184 and on June 28, 2010, in connection with the termination, we received a $17.0 million transition payment from Bristol-Myers Squibb. This transition payment was made in satisfaction of Bristol-Myers Squibb’s obligations under the collaboration to continue to fund its share of development costs for XL184 for a period of three months following the notice of termination. As Bristol-Myers Squibb had already prepaid second quarter expenses, the $17.0 million will be recognized as collaboration reimbursement revenue in the third quarter of 2010. As a result of the termination, Bristol-Myers Squibb’s license relating to XL184 has terminated and its rights to XL184 have reverted to us, and we will receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize XL184. The collaboration remains in full force and effect with respect to XL281. We have revised our estimated performance obligation under this agreement and reduced the term with which we ratably recognize the upfront and license fees from five years to four years and 8.5 months.

Amounts attributable to both programs under the 2008 Bristol-Myers Squibb collaboration agreement consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009 (2)	2010	2009 (2)
Exelixis research and development expenses (1)	$19,217	$9,908	$40,475	$19,769
Net amount due from (owed to) collaboration partner	10,746	$(1,639)	8,640	158

(1)	Total research and development expenses attributable to us include direct third party expenditures plus estimated internal personnel costs.
(2)	The net amount owed to the collaborative partner is classified as an increase in operating expenses for the three months ended June 30, 2009. The net amount due from the collaborative partner is classified as a reduction in operating expenses for the six months ended June 30, 2009.

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

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

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

In addition to the aggregate upfront cash payments for the license and collaboration agreements, we are entitled to receive guaranteed research funding of $21.0 million over three years to cover certain of our costs under the collaboration agreement. For both the license and the collaboration combined, we will be eligible to receive development, regulatory and commercial milestones of over $1.0 billion in the aggregate, as well as royalties on sales of any products commercialized under the license or collaboration. The aggregate upfront payments of $140.0 million will be recognized over the estimated research and development term of four years, and recorded as license revenue, from the effective date of the agreements. For the six months ended June 30, 2010, we recognized $17.5 million in license revenue related to such upfront payments. Any milestone payments that we may receive under the agreements will be amortized over the remaining research and development term and recorded as contract revenue. We will record as operating expenses all costs incurred for work performed by us under the agreements. Reimbursements we receive from sanofi-aventis under the agreements will be recorded as contract revenue as earned, commencing as of the effective date, including reimbursements for costs incurred under the license from the date of signing. In addition, the guaranteed research funding that we expect to receive over the three year research term under the collaboration will be recorded as contract revenue commencing as of the effective date of the collaboration. For the six months ended June 30, 2010, we recognized $21.9 million in contract revenue related to cost reimbursement and guaranteed research funding.

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

Under the terms of the agreement, Boehringer Ingelheim paid us an upfront cash payment of $15.0 million for the development and commercialization rights to our S1P1R agonist program. We share responsibility for discovery activities under the collaboration. The agreement provides that the parties will each conduct research under a mutually agreed upon research plan until such time that we submit a compound that has met agreed-upon criteria, or such later time as agreed upon by the parties. The parties are responsible for their respective costs and expenses incurred in connection with performing research under the collaboration. Under the collaboration, Boehringer Ingelheim also has the right, at its own expense, to conduct additional research on S1P1R agonists outside of the scope of the research plan agreed to by the parties. The agreement further provides that Boehringer Ingelheim will receive an exclusive worldwide license to further develop, commercialize and manufacture compounds developed under the collaboration and will have sole responsibility for, and shall bear all costs and expenses associated with, all subsequent preclinical, clinical, regulatory, commercial and manufacturing activities. In return, we will potentially receive up to $339.0 million in further development, regulatory and commercial milestones and are eligible to receive royalties on worldwide sales of products commercialized under the collaboration. The upfront payment is being recognized ratably over the estimated research term and recorded as license revenue from the effective date of the agreement. During the first half of 2010, the expected research term was extended from eleven months to twenty three months through March 2011, resulting in an extension of the term for revenue recognition purposes and a corresponding decrease in license revenue recognized each quarter. As of June 30, 2010, we had recognized a total of $12.9 million in license revenue under this agreement.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

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

NOTE 5: 2010 Restructuring Charge

On March 8, 2010, we implemented a restructuring plan that resulted in a reduction of our workforce by approximately 40%, or 270 employees. A small number of the terminated employees were subsequently recalled and the termination of a small group of employees has been delayed, all of whom continue to provide services to us. The remaining impacted employees were terminated immediately upon implementation of the plan or by March 31, 2010. The decision to restructure our operations was based on our recently announced corporate strategy to focus our efforts on our lead clinical compounds, XL184, XL147 and XL765, by dedicating the majority of our resources to aggressively drive these drug candidates through development towards commercialization.

In connection with the 2010 restructuring plan, we recorded a charge of approximately $16.1 million in the first quarter of 2010 primarily related to one-time termination benefits, which includes the modification of certain stock option awards previously granted to the terminated employees. The modification accelerates the vesting of any stock options that would have vested over the period beginning from cessation of employment through August 5, 2010. Employees who were terminated in March also received an additional two months to exercise their options, for which a small charge was taken. The remainder of the charge was for the impairment of various assets and for non-cash charges relating to the closure of our facility in San Diego, California. The total impairment charge of $2.5 million was due to the disposal and write-down to estimated fair-market value of fixed assets that were deemed redundant or will have a reduced useful life as a result of us vacating our San Diego facility and our planned exit of one of our South San Francisco facilities. The fair-value of the fixed assets impaired assumed that we would exit the South San Francisco building by June 30, 2010, which subsequently occurred. We recorded further restructuring expenses of approximately $9.4 million during the second quarter of 2010 associated primarily with lease-exit costs in connection with the sublease and exit of our South San Francisco building, partially offset by a reduction in one-time termination benefits following the recall of certain employees that were originally terminated under the restructuring plan and the continued delay in the termination of the small group of employees referred to above.

We expect that the restructuring plan will result in total cash expenditures of approximately $24.8 million, of which approximately $14.3 million is expected to be paid in 2010. The balance will be paid over an additional five years and primarily relates to net payments due under the lease for our South San Francisco building that we exited during the second quarter of 2010, partially offset by payments due to us under our sublease agreement that we signed in July 2010.

The outstanding restructuring liability is included in “Accrued Compensation and Benefits”, “Other Accrued Expenses”, and “Other Long-Term Liabilities” on our Condensed Consolidated Balance Sheet as of June 30, 2010 and the components are summarized in the following table (in thousands):

	Employee Severance And Other Benefits	Facility Charges	Asset Impairment	Legal and Other Fees	Total
Restructuring charge recorded in the three months ended March 31, 2010	$12,224	$1,216	$2,475	$150	$16,065
Restructuring charge recorded in the three months ended June 30 2010	(686)	10,218	7	(120)	9,419
Cash payments	(10,418)	(948)	—	(10)	(11,376)
Adjustments or non-cash credits including stock compensation expense	(1,082)	613	(2,482)	—	(2,951)

Ending accrual balance as of June 30, 2010	$38	$11,099	$—	$20	$11,157

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

NOTE 6: Debt

Silicon Valley Bank Loan and Security Agreement

In May 2002, we entered into a loan and security agreement with Silicon Valley bank for an equipment line of credit of up to $16.0 million with a draw down period of one year. Each draw on the line of credit has a payment term of 48 months and bears interest at the bank’s published prime rate. We extended the draw down period on the line-of-credit for an additional year in June 2003 and increased the principal amount of the line of credit from $16.0 million to $19.0 million in September 2003. This equipment line of credit was fully drawn as of December 31, 2004 and was fully paid off as of December 31, 2007.

In December 2004, we entered into a loan modification agreement to the loan and security agreement originally entered into in May 2002. The terms associated with the original $16.0 million line of credit under the May 2002 agreement were not modified. The loan modification agreement provided for an additional equipment line of credit in the amount of up to $20.0 million with a draw down period of one year. Pursuant to the terms of the modified agreement, we were required to make interest only payments through February 2006 at an annual rate of 0.70% on all outstanding advances. This equipment line of credit was fully drawn as of March 31, 2006 and was fully paid off as of March 31, 2010.

In December 2006, we entered into a second loan modification agreement to the loan and security agreement originally entered into in May 2002. The terms associated with the original line of credit under the May 2002 agreement and December 2004 loan modification agreement were not modified. The December 2006 loan modification agreement provided for an additional equipment line of credit in the amount of up to $25.0 million with a draw down period of approximately one year. Each advance must be repaid in 48 equal, monthly installments of principal, plus accrued interest, at an annual rate of 0.85% fixed and is subject to a prepayment penalty of 1.0%. The loan facility is secured by a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. This equipment line of credit was fully drawn as of December 31, 2008. The collateral balance of $6.4 million is recorded in the accompanying consolidated balance sheet as cash and cash equivalents and marketable securities as the deposit account is not restricted as to withdrawal. The outstanding obligation under the line of credit as of June 30, 2010 and 2009 was $5.8 million and $12.1 million, respectively.

In December 2007, we entered into a third loan modification agreement to the loan and security agreement originally entered into in May 2002. The terms associated with the original line of credit under the May 2002 agreement and the subsequent loan modifications were not modified. The December 2007 loan modification agreement provides for an additional equipment line of credit in the amount of up to $30.0 million with a draw down period of approximately 2 years. Each advance must be repaid in 48 equal, monthly installments of principal, plus accrued interest, at an annual rate of 0.75% fixed. In December 2009, we amended the agreement and extended the draw down period on the line-of-credit for an additional 18 months through June 2011 and increased the principal amount of the line of credit from $30.0 million to $33.6 million. Pursuant to the terms of the amendment, we are required to make minimum draws of $2.5 million every 6 months through June 2011, for total additional draws of $7.5 million. We drew down 2.5 million in accordance with the terms of the modified agreement in June 2010. The loan facility requires security in the form of a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. In June 2008, we drew down $13.6 million under this agreement and in December 2009, we drew down $5.0 million. The collateral balance of $13.7 million is recorded in the accompanying consolidated balance sheet as cash and cash equivalents and marketable securities as the deposit account is not restricted as to withdrawal. The outstanding obligation under the line of credit as of June 30, 2010 and 2009 was $13.4 million and $10.0 million, respectively.

On June 2, 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in the amount of $80.0 million. The principal amount outstanding under the term loan accrues interest at 1.00% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. We are required to maintain at all times on deposit in a non-interest bearing demand deposit account(s) with Silicon Valley Bank or one of its affiliates a compensating balance, which constitutes support for the obligations under the term loan, with a principal balance in value equal to at least 100% of the outstanding principal balance of the term loan. Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.00%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

Deerfield Financing

On June 2, 2010, we entered into a note purchase agreement with Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P. (collectively, “Deerfield Entities”), pursuant to which, on July 1, 2010, we sold to the Deerfield Entities an aggregate of $124.0 million initial principal amount of our secured convertible notes due June 2015 for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. The outstanding principal amount of the notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. We will be required to make mandatory prepayments on the notes on an annual basis in 2013, 2014 and 2015 equal to 15% of certain revenues from our collaborative arrangements received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million and, for payments due in January 2013 and 2014, a minimum prepayment amount of $10.0 million. We may also prepay all or a portion (not less than $5.0 million) of the principal amount of the notes at an optional prepayment price based on a discounted principal amount (during the first three years of the term, subject to a prepayment premium) determined as of the date of prepayment, plus accrued and unpaid interest, plus in the case of a prepayment of the full principal amount of the notes (other than prepayments upon the occurrence of specified transactions relating to a change of control or a substantial sale of assets), all accrued interest that would have accrued between the date of such prepayment and the next anniversary of the note purchase agreement. At any time after July 1, 2011, subject to certain limitations (including a cap on the number of shares issuable under the note purchase agreement), we have the right to convert all or a portion of the principal amount of the notes into, or satisfy all or any portion of the optional prepayment amounts or mandatory prepayment amounts (other than the first $10.0 million of mandatory prepayments required in 2013 and 2014) with shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the notes in cash, at any time after July 1, 2011, subject to certain limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. Upon certain changes of control of our company, a sale or transfer of assets in one transaction or a series of related transactions for a purchase price of more than $400 million or a sale or transfer of more than 50% of our assets, the Deerfield Entities may require us to prepay the notes at the optional prepayment price, plus accrued and unpaid interest and any other accrued and reimbursable expenses (the “Put Price”). Upon an event of default, the Deerfield Entities may declare all or a portion of the Put Price to be immediately due and payable.

We also entered into a security agreement in favor of the Deerfield Entities which provides that our obligations under the notes will be secured by substantially all of our assets except intellectual property. The note purchase agreement and the security agreement include customary representations and warranties and covenants made by us, including restrictions on the incurrence of additional indebtedness.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “determine,” “may,” “could,” “would,” “estimate,” “goal,” “predict,” “potential,” “continue” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Part II, Item 1A of this Form 10-Q, as well as those discussed elsewhere in this report.

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

We have established a leading discovery platform that has enabled us to efficiently and rapidly identify highly qualified drug candidates that meet our extensive development criteria. Our goal has been to generate a diverse and deep pipeline while focusing our resources on those drug candidates that we believe have the highest therapeutic and commercial potential. The rapid development of three of those drug candidates is a primary focus of the company.

XL184, our most advanced drug candidate, inhibits MET, VEGFR2 and RET, proteins that are key drivers of tumor growth and/or vascularization. XL184 is the most advanced inhibitor of MET in clinical development and is being evaluated in a broad development program encompassing multiple solid tumor indications. A global phase 3 registration trial of XL184 as a potential treatment for medullary thyroid cancer is currently enrolling. Assuming positive results from this registration trial, we currently expect to submit a new drug application, or NDA, for XL184 as a treatment for medullary thyroid cancer in the United States in the second half of 2011. In addition to advancing our ongoing phase 3 trial in medullary thyroid cancer, we are currently planning to initiate a phase 3 registration trial of XL184 as a potential treatment for recurrent glioblastoma by the end of 2010, based on encouraging data from the ongoing phase 2 clinical evaluation in this indication presented at the American Society of Clinical Oncology conference in June 2010. An immediate priority for us is to generate additional data in the five leading cohorts of hepatocellular carcinoma, melanoma, non-small cell lung cancer, ovarian cancer and prostate cancer in our ongoing randomized discontinuation trial to support the prioritization of our clinical and commercial options for XL184. Additional phase 2 clinical trials of XL184 in glioblastoma, non-small cell lung cancer and other solid tumor indications are also ongoing.

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

We also have several earlier novel drug candidates in clinical development for the treatment of cancer, and preclinical programs for cancer, metabolic disease and inflammation. Based on the strength of our expertise in biology, drug discovery and development, we have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb, sanofi-aventis, Genentech, Boehringer Ingelheim GmbH, GlaxoSmithKline and Daiichi-Sankyo that allow us to retain economic participation in compounds and support additional development of our pipeline. Our collaborations generally fall into one of two categories: collaborations in which we co-develop compounds with a partner, share development costs and profits from commercialization and may have the right to co-promote products in the United States, and collaborations in which we out-license compounds to a partner for further development and commercialization, have no further unreimbursed cost obligations and are entitled to receive milestones and royalties or a share of profits from commercialization. Under either form of collaboration, we may also be entitled to license fees, research funding and milestone payments from research results and subsequent product development activities. Reimbursement revenues and expenses under co-development collaborations are recorded as collaboration reimbursement revenue and collaboration cost-sharing expenses, respectively, while reimbursement revenues and expenses under other collaborations are recorded as contract revenue and research and development expenses in the period incurred.

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

•

Partner compounds – We continue to pursue new collaborations with leading pharmaceutical and biotechnology companies for the development and ultimate commercialization of some of our preclinical and clinical compounds, particularly those drug candidates for which we believe that the capabilities and resources of a partner can accelerate development and help to fully realize their therapeutic and commercial potential. Collaborations provide us with a means of shifting all or a portion of the development costs related to partnered drug candidates and provide financial resources that we can apply to fund our share of the development of our lead clinical compounds and other areas of our pipeline. Our goal is to increase the portion of our development expenses that are reimbursed by partners while maintaining financial upside from potential downstream milestones and royalties if these drug candidates are marketed in the future.

•

Control costs – We are committed to managing our costs, and we continually analyze our expenses to align expenses with our cash resources. We are selective with respect to funding our clinical development programs and have established definitive go/no-go criteria to ensure that we commit our resources only to those programs that we believe have the greatest therapeutic and commercial potential.

We are conducting a comprehensive evaluation of various options for advancing XL184 in light of emerging clinical data and the recent termination of our collaboration with Bristol-Myers Squibb with respect to this compound, as described in more detail below. The evaluation includes a review of the clinical data and priorities, potential partnering scenarios, regulatory strategies, the competitive landscape and financial considerations. Our goal remains to appropriately deploy our resources in a manner that is designed to maximize the therapeutic and commercial potential of XL184.

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

The following table sets forth compounds that we are developing independently or are co-developing with a partner:

Compound	Partner	Principal Targets	Indication	Stage of Development
XL184	Unpartnered	MET, VEGFR2, RET	Cancer	Phase 3
XL139	Bristol-Myers Squibb	Hedgehog	Cancer	Phase 1b
XL888	Unpartnered	HSP90	Cancer	Phase 1
XL499	Unpartnered	PI3K-d	Cancer and inflammation	Preclinical

The following table sets forth those compounds that we have out-licensed to third parties:

Compound	Partner	Principal Targets	Indication	Stage of Development
XL880	GlaxoSmithKline	MET, VEGFR2	Cancer	Phase 2
XL147	sanofi-aventis	PI3K	Cancer	Phase 1b/2
XL765	sanofi-aventis	PI3K, mTOR	Cancer	Phase 1b/2
XL518	Genentech	MEK	Cancer	Phase 1b
XL281	Bristol-Myers Squibb	RAF	Cancer	Phase 1
XL652	Bristol-Myers Squibb	LXR	Metabolic and cardiovascular diseases	Phase 1
XL041	Bristol-Myers Squibb	LXR	Metabolic and cardiovascular diseases	Phase 1
XL550	Daiichi-Sankyo	MR	Metabolic and cardiovascular diseases	Preclinical
FXR	Pfizer	FXR	Metabolic and liver disorders	Preclinical
S1P1R	Boehringer Ingelheim	S1P1R (agonist)	Inflammation	Preclinical
Isoform Selective PI3Ka and PI3Kb	sanofi-aventis	PI3Ka and PI3Kb	Cancer	Preclinical

The following table sets forth those compounds for which we are pursuing collaborations or other external opportunities:

Compound	Principal Targets	Indication	Stage of Development
XL228	IGF1R , ABL, SRC	Cancer	Phase 1
XL388	TORC1 & 2	Cancer	IND
XL541	S1P1R (antagonist)	Cancer	Preclinical
XL475	TGR5 (agonist)	Metabolic disease	Preclinical

Recent Developments

Entry into Sublease

On July 9, 2010, in connection with our restructuring plan announced in March 2010, we entered into a sublease with Onyx Pharmaceuticals, Inc., or Onyx, with respect to approximately 68,738 square feet of the property located at 249 East Grand Avenue, South San Francisco, California. The subleased premises comprise substantially all of the 71,746 square feet of the property currently leased by us. The term of the sublease will commence on the later to occur of September 1, 2010 and 25 days after delivery of the premises to Onyx, and will expire on November 30, 2015, the end of our lease term. Under the sublease, Onyx will pay us monthly base rent for the subleased premises in addition to certain operating expenses. In connection with the execution and delivery of the sublease, we also entered into an amendment to our lease with the landlord, pursuant to which, among other things, our right to extend the term of the lease was terminated.

Appointment of New President and Chief Executive Officer

On June 29, 2010, our Board of Directors named Michael Morrissey, Ph.D. to serve as our President and Chief Executive Officer, effective July 15, 2010. In conjunction with his appointment as President and Chief Executive Officer, Dr. Morrissey also serves as a member of our Board of Directors. Prior to his appointment, Dr. Morrissey served as our President of Research and Development, a position he held since January 2007. Dr. Morrissey has served in numerous other positions with us since February 2000. From January 2006 to December 2006, Dr. Morrissey served as Executive Vice President, Discovery, from January 2003 to December 2005, he served as Senior Vice President, Discovery and from February 2000 to December 2002, he served as Vice President of Discovery Research. Dr. Morrissey replaces George Scangos, Ph.D., who resigned effective July 15, 2010 to become President and Chief Executive Officer of Biogen Idec, Inc.

Rights to XL184 Regained

On June 18, 2010, we regained full rights to develop and commercialize XL184 under our 2008 collaboration agreement with Bristol-Myers Squibb. Under the collaboration, we had agreed to co-develop XL184 with Bristol-Myers Squibb and Bristol-Myers

Squibb received an exclusive worldwide license to develop and commercialize XL281. On June 18, 2010, we received a notice from Bristol-Myers Squibb of its decision to terminate the 2008 collaboration, solely as to XL184, on a worldwide basis. Bristol-Myers Squibb informed us that the termination was based upon its review of XL184 in the context of Bristol-Myers Squibb’s overall research and development priorities and pipeline products. On June 28, 2010, in connection with the termination, we received a $17.0 million transition payment from Bristol-Myers Squibb, which we will recognize as collaboration reimbursement revenue in the third quarter of 2010. The transition payment was made in satisfaction of Bristol-Myers Squibb’s obligations under the collaboration to continue to fund its share of development costs for XL184 for a period of three months following the notice of termination. As a result of the termination, Bristol-Myers Squibb’s license relating to XL184 has terminated and its rights to XL184 have reverted to us, and we will receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize XL184. The collaboration remains in full force and effect with respect to XL281.

Amendment to Loan Agreement with Silicon Valley Bank

On June 2, 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in the amount of $80.0 million. The principal amount outstanding under the term loan accrues interest at 1.00% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. We are required to maintain at all times on deposit in a non-interest bearing demand deposit account(s) with Silicon Valley Bank or one of its affiliates a compensating balance, which constitutes support for the obligations under the term loan, with a principal balance in value equal to at least 100% of the outstanding principal balance of the term loan. Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.00%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement.

Deerfield Financing

On June 2, 2010, we entered into a note purchase agreement with Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P., or the Deerfield Entities, pursuant to which, on July 1, 2010, we sold to the Deerfield Entities an aggregate of $124.0 million initial principal amount of our secured convertible notes due June 2015 for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. The outstanding principal amount of the notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. We will be required to make mandatory prepayments on the notes on an annual basis in 2013, 2014 and 2015 equal to 15% of certain revenues from our collaborative arrangements received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million and, for payments due in January 2013 and 2014, a minimum prepayment amount of $10.0 million. We may also prepay all or a portion (not less than $5.0 million) of the principal amount of the notes at an optional prepayment price based on a discounted principal amount (during the first three years of the term, subject to a prepayment premium) determined as of the date of prepayment, plus accrued and unpaid interest, plus in the case of a prepayment of the full principal amount of the notes (other than prepayments upon the occurrence of specified transactions relating to a change of control or a substantial sale of assets), all accrued interest that would have accrued between the date of such prepayment and the next anniversary of the note purchase agreement. At any time after July 1, 2011, subject to certain limitations (including a cap on the number of shares issuable under the note purchase agreement), we have the right to convert all or a portion of the principal amount of the notes into, or satisfy all or any portion of the optional prepayment amounts or mandatory prepayment amounts (other than the first $10.0 million of mandatory prepayments required in 2013 and 2014) with shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the notes in cash, at any time after July 1, 2011, subject to certain limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. Upon certain changes of control of our company, a sale or transfer of assets in one transaction or a series of related transactions for a purchase price of more than $400 million or a sale or transfer of more than 50% of our assets, the Deerfield Entities may require us to prepay the notes at the optional prepayment price, plus accrued and unpaid interest and any other accrued and reimbursable expenses, or the Put Price. Upon an event of default, the Deerfield Entities may declare all or a portion of the Put Price to be immediately due and payable.

We also entered into a security agreement in favor of the Deerfield Entities which provides that our obligations under the notes will be secured by substantially all of our assets except intellectual property. The note purchase agreement and the security agreement include customary representations and warranties and covenants made by us, including restrictions on the incurrence of additional indebtedness.

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

Liquidity

As of June 30, 2010, we had $308.6 million in cash and cash equivalents and short-term and long-term marketable securities, which included restricted cash and investments of $6.4 million. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities and funding that we expect to receive from collaborators, which includes anticipated cash from additional business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and depend on many factors, including the following:

•	whether we repay amounts outstanding under our loan and security agreement with GlaxoSmithKline (described below) in cash or shares of our common stock;

•

whether we elect to issue shares of our common stock in respect of any conversion of our principal, prepayments or payments of interest in connection with the secured convertible notes we issued to the Deerfield Entities under the note purchase agreement;

•	the progress and scope of the development activity with respect to XL184, our most advanced compound;

•	the progress and scope of other research and development activities conducted by us;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds; and

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including in particular with respect to XL184) that provide additional capital.

Our minimum liquidity needs are also determined by financial covenants in our loan and security agreement, as amended, with GlaxoSmithKline, our loan and security agreement with Silicon Valley Bank and our note purchase agreement with the Deerfield

Entities, as well as other factors, which are described under “– Liquidity and Capital Resources – Cash Requirements”. In particular, our loan and security agreement with Silicon Valley Bank requires that we maintain $80.0 million at all times on deposit in a non-interest bearing demand deposit account(s) as support for our obligations under the loan and security agreement.

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

2008 Cancer Collaboration with Bristol-Myers Squibb

In December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for XL184 and XL281. Upon effectiveness of the agreement in December 2008, Bristol-Myers Squibb made an upfront cash payment of $195.0 million for the development and commercialization rights to both programs. The agreement required Bristol-Myers Squibb to make additional license payments to us of $45.0 million, which were received during 2009. On June 18, 2010, we regained full rights to develop and commercialize XL184 under our collaboration agreement with Bristol-Myers Squibb following receipt of notice from Bristol-Myers Squibb of its decision to terminate the 2008 collaboration, solely as to XL184, on a worldwide basis, as described above under “Recent Developments – Rights to XL184 Regained.”

We and Bristol-Myers Squibb agreed to co-develop XL184, and potentially a backup program for XL184. The companies were obligated to share worldwide (except for Japan) development costs for XL184. We were responsible for 35% of such costs and Bristol-Myers Squibb was responsible for 65% of such costs, except that we were responsible for funding the initial $100.0 million of combined costs and had the option to defer payments for development costs above certain thresholds. We completed our required funding of the initial $100.0 million of the combined costs during the second quarter of 2010, after which we were responsible for 35% of the combined costs going forward. In return, we would share 50% of the commercial profits and losses (including pre-launch commercialization expenses) in the United States and have the option to co-promote XL184 in the United States. Bristol-Myers Squibb was responsible for all costs intended to support regulatory approval in Japan. We had the right to defer payment for certain early commercialization and other related costs above certain thresholds. We were eligible to receive sales performance milestones of up to $150.0 million and double-digit royalties on sales on XL184 outside the United States. The clinical development of XL184 was directed by a joint committee.

Under the terms of the collaboration, Bristol-Myers Squibb received an exclusive worldwide license to develop and commercialize XL281. We will carry out certain clinical trials of XL281 which may include a backup program on XL281. Bristol-Myers Squibb is responsible for funding all future development of XL281, including our activities. We are eligible for development and regulatory milestones of up to $315.0 million on XL281, sales performance milestones of up to $150.0 million and double-digit royalties on worldwide sales of XL281.

The upfront payment of $195.0 million we received upon effectiveness of the collaboration agreement and the license payments of $20.0 million and $25.0 million that we received in the first quarter and second quarter of 2009, respectively, will be recognized ratably over the estimated development term, and recorded as license revenue, from the effective date of the agreement in December 2008. During the second quarter of 2010, we revised the development term from five years to four years and 8.5 months, which is our current estimate of the term of our performance obligation under the collaboration. Any milestone payments that we may receive under the agreement will be recognized ratably over the same revised period but will be recorded as contract revenue. We will record as operating expense 100% of the cost incurred for work performed by us on XL281.

Prior to the termination of the collaboration by Bristol-Myers Squibb as to XL184, there were periods during which Bristol-Myers Squibb partially reimbursed us for certain research and development expenses, and other periods during which we owed Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. To the extent that net research and development funding payments were received from Bristol-Myers Squibb, these payments were presented as collaboration reimbursement revenue. In periods when net research and development funding payments were payable to Bristol-Myers Squibb, these payments were presented as collaboration cost sharing expense. Notwithstanding termination by Bristol-Myers Squibb, revenues from the collaboration will continue to be determined and reflected on an annual basis. As we fulfilled our responsibility for funding the initial $100.0 million of combined costs in the second quarter of 2010 and received reimbursements from Bristol-Myers Squibb prior to the termination of the collaboration as to XL184, we expect to be in a net receivable position for the fiscal year ending December 31, 2010 and in future fiscal years, and will therefore present reimbursement payments as collaboration reimbursement revenue.

GlaxoSmithKline Loan Repayment Obligations

In October 2002, we entered into a collaboration with GlaxoSmithKline to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. As of June 30, 2010, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $72.0 million, after giving effect to a cash payment we made to GlaxoSmithKline of $34.7 million on October 27, 2009 for the first of three annual installments of principal and accrued interest due under the loan. The second and third installments of principal and accrued interest under the loan are due on October 27, 2010 and October 27, 2011, respectively. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be made in the form of our common stock at fair market value, subject to certain conditions, or cash. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and in the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock.

We believe that the capital provided by our June 2010 financing transactions with Silicon Valley Bank and the Deerfield Entities will enable us to meet our remaining obligations under the loan.

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

Revenues from license fees and milestone payments primarily consist of up-front license fees and milestone payments received under various collaboration agreements. We initially recognize upfront fees received from third party collaborators as unearned revenue and then recognize these amounts on a ratable basis over the expected term of the research collaboration. Therefore, any changes in the expected term of the research collaboration will impact revenue recognition for the given period. For example, in the second quarter of 2010, the estimated research term under the Boehringer Ingelheim agreement was extended through March 2011, resulting in an extension in the period over which we will recognize license revenue and decreasing our license revenue recognized in the period to $0.7 million. Often, the total research term is not contractually defined and an estimate of the term of our total obligation must be made. For example, under the 2008 cancer collaboration with Bristol-Myers Squibb, we have estimated our term to be four years and eight and a half months, or through the completion of our performance obligations for XL281. We estimate that this is the period over which we are obligated to perform services and therefore the appropriate term with which to ratably recognize any license fees. This estimate was reduced from five years following notice from Bristol-Myers Squibb of its decision to terminate the 2008 collaboration as to XL184. License fees are classified as license revenue in our consolidated statement of operations.

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

Collaborative agreement reimbursement revenue consists of research and development support received from collaborators. Collaborative agreement reimbursement revenue is recorded as earned based on the performance requirements by both parties under the respective contracts. Under the 2008 cancer collaboration with Bristol-Myers Squibb and prior to its termination by Bristol-Myers Squibb as to XL184, certain research and development expenses were partially reimbursable to us. On an annual basis, the amounts that Bristol-Myers Squibb owed us, net of amounts reimbursable to Bristol-Myers Squibb by us on those projects, were recorded as revenue. Conversely, research and development expenses included the net settlement of amounts we owed Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on such projects. In annual periods when net research and development funding payments were payable to Bristol-Myers Squibb, these payments were presented as collaboration cost-sharing expense. Reimbursements under co-development agreements were classified as collaboration reimbursement revenue, while reimbursements under other arrangements were classified as contract revenue in our consolidated statement of operations. Notwithstanding termination by Bristol-Myers Squibb, revenues from the 2008 cancer collaboration will continue to be determined and reflected on an annual basis.

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

Stock Option Valuation

Our estimate of compensation expense requires us to determine the appropriate fair value model and a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures and related tax effects. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, companies are required to estimate the expected term of the option for input to an option-pricing model. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to value stock based awards granted in future periods. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. As of June 30, 2010, $18.7 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 1.76 years in addition to $11.8 million of total unrecognized compensation expense relating to RSUs, which was expected to be recognized over 3.62 years. See Note 3 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Fiscal Year Convention

We have adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st of each year. Fiscal year 2009, a 52-week year, ended on January 1, 2010, and fiscal year 2010, a 52-week year, will end on December 31, 2010. For convenience, references in this report as of and for the fiscal year ended January 1, 2010 are indicated on a calendar year basis, ended December 31, 2009, and as of and for the fiscal quarters ended July 3, 2009 and July 2, 2010 are indicated as ended June 30, 2009 and 2010, respectively.

Results of Operations

Revenues

Total revenues by category, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Contract revenue:
Research and development funding	$10.9	$1.6	$22.1	$3.6
Milestones	1.4	4.7	10.0	9.4
License revenue, amortization of upfront payments, including amortization of premiums for equity purchases	24.6	21.1	49.1	39.7
Collaboration reimbursements	10.7	—	8.6	—

Total revenues	$47.6	$27.4	$89.8	$52.7

Dollar increase	$20.2		$37.1
Percentage increase	74%		70%

Total revenues by customer, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sanofi-aventis	$19.7	$—	$39.4	$—
Bristol-Myers Squibb	27.2	20.6	41.3	41.1
Genentech	—	4.2	7.0	8.5
GlaxoSmithKline	—	—	—	0.5
Boehringer Ingelheim	0.7	2.5	2.1	2.5
SEI	—	0.1	—	0.1
Total revenues	$47.6	$27.4	$89.8	$52.7

Dollar increase	$20.2		$37.1
Percentage increase	74%		70%

The increase in revenues for the three and six months ended June 30, 2010, as compared to the comparable periods for the prior year, was primarily due to our May 2009 collaboration agreements with sanofi-aventis for XL147, XL765 and the discovery of inhibitors of P13K. In addition to the increase resulting from the agreements with sanofi-aventis, we also recognized an increase of $10.7 and $8.6 million for the three and six months ended June 30, 2010 due to increased reimbursement revenue relating to our 2008 cancer collaboration agreement with Bristol Myers-Squibb for XL184 and XL281. These increases in revenue were partially offset by a reduction in revenues related to our MEK collaboration with Genentech which ended in 2009, our 2007 cancer collaboration with Bristol-Myers Squibb, and the completion of revenue recognition under our LXR collaboration with Bristol-Myers Squibb.

Collaboration reimbursement revenue consisted of research and development expenses and reimbursements related to our 2008 cancer collaboration agreement with Bristol Myers-Squibb for XL184 and XL281. To the extent that net annual research and development funding payments are expected to be received from Bristol-Myers Squibb, these payments will be presented as collaboration reimbursement revenue. In 2009, when net research and development funding payments were expected to be payable to Bristol-Myers Squibb, these payments were presented as collaboration cost sharing expense. For the fiscal year ending December 31, 2009, we expected to be in a net payable position and therefore showed the net receivable for the three months ended June 30, 2009, as a reduction in operating expenses. However, for the year ending December 31, 2010, we expect to receive net collaboration reimbursements and have recorded collaboration reimbursement revenue of $10.7 million and $8.6 million for the three and six months ended June 30, 2010, respectively.

Research and Development Expenses

Total research and development expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development expenses	$54.2	$55.0	$119.0	$110.4
Dollar (decrease)/increase	$(0.8)		$8.6
Percentage (decrease)/increase	(1%)		8%

Research and development expenses consist primarily of personnel expenses, clinical trials, consulting, laboratory supplies and facilities costs.

The decrease for the three months ended June 30, 2010, as compared to the comparable period in 2009, resulted primarily from the following:

•

Personnel—Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, decreased by $4.9 million, or 27%, primarily due to a reduction in headcount resulting from our restructuring implemented in March 2010.

•	Laboratory Supplies – Laboratory supplies decreased by $1.8 million, or 51%, primarily due to the decrease in headcount and other cost cutting measures.

•	Stock-Based Compensation – Stock-based compensation expense decreased by $1.5 million or 33% as a result of our reduction in headcount resulting from our restructuring implemented in March 2010.

These decreases were partially offset by an increase in clinical trial expenses. Clinical trial expenses, which include services performed by third-party contract research organizations and other vendors, increased by $9.3 million, or 74%, primarily due to the increase in phase 2 and phase 3 clinical trial activity for XL184 and increased clinical trial activity for XL147, XL228 and XL281. These increases were partially offset by reduced activities associated with XL888, XL820 and XL019, as well as no 2010 activity for XL999.

The increase for the six months ended June 30, 2010, as compared to the comparable period in 2009, resulted primarily from the following:

•

Clinical Trials—Clinical trial expenses increased by $18.7 million, or 71%, primarily due to the increase in phase 2 and phase 3 clinical trial activity for XL184, increased clinical trial activity for XL147 and activity in preparation for the initiation of a phase 1 clinical trial for XL388. These increases were partially offset by the wind down of activities associated with XL647, XL999 and XL019 and reduced activities associated with XL888 and XL820.

•

Cost Reimbursement – Under our 2007 contract research agreement with Agrigenetics, Inc., we received additional research and development funding of $3.4 million that was recognized as a reduction to research and development expense in 2009. This agreement ended in 2009, resulting in a reduction in reimbursement of $2.8 million, or 81%. The 2010 research and development funding relates to our agreement with a third party with respect to the sale of a portion of the Exelixis Plant Sciences business.

These increases in research and development expenses were offset by decreases in the following:

•	Personnel—Personnel expense decreased by $6.2 million, or 17%, primarily due to a reduction in headcount related to our restructuring implemented in March 2010.

•

General Corporate Costs – There was a decrease of $2.1 million, or 10%, in the allocation of general corporate costs (such as facilities costs, property taxes and insurance) to research and development, primarily as a result of a decrease in personnel as a result of our March restructuring plan and the resulting decrease in costs to be allocated.

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

The expenditures summarized in the following table reflect total research and development expenses by category, including allocations for general and administrative expense (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Inception to date (1)
	2010	2009	2010	2009
Drug discovery	$13.2	$21.3	$33.8	$44.7	$418.3
Development	37.4	27.3	76.8	54.8	514.9
Other	3.6	6.4	8.4	10.9	88.9

Total	$54.2	$55.0	$119.0	$110.4	$1022.1

(1)	Inception is as of January 1, 2006, the date on which we began tracking research and development expenses by category.

While we do not track total research and development expenses separately for each program, beginning in fiscal 2006, we began tracking third party expenditures directly relating to each program as a way of monitoring external costs. Our third party research and development expenditures relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing, and represent only a portion of the costs related to each program. Third party expenditures for programs initiated prior to the beginning of fiscal 2006 have not been tracked from project inception, and therefore such expenditures from the actual inception for most of our programs are not available. We do not accumulate on a program-specific basis internal research and development expenses, such as salaries and personnel expenses, facilities overhead expenses and external costs not directly attributable to a specific project. Nevertheless, we believe that third party expenditures by program provide a reasonable estimate of the percentage of our total research and development expenses that are attributable to each such program. For the six months ended June 30, 2010, the programs representing the greatest portion of our external third party research and development expenditures were XL184 (65%), XL147 (14%), XL765 (7%), XL281 (4%) and XL228 (4%), respectively. The expenses for these programs were primarily included in the development category of our research and development expenses and exclude the impact of any amounts reimbursed by our partners.

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

General and Administrative Expenses

Total general and administrative expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
General and administrative expenses	$9.6	$8.7	$18.4	$17.3
Dollar increase	$0.8		$1.1
Percentage increase	10%		7%

General and administrative expenses consist primarily of personnel expenses, employee stock-based compensation expense, facility costs and consulting and professional expenses, such as legal and accounting fees. The increase in expenses for the three and six months ended June 30, 2010, as compared to the comparable periods in 2009, was primarily due to increases in patent costs and a change in our overhead allocations following our March 2010 restructuring, offset by decreases in facility-related expenses.

Collaboration Reimbursement Revenue (Cost-Sharing Expenses)

Total collaboration reimbursement revenue (cost-sharing expenses), as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Collaboration reimbursement revenue (cost-sharing expenses)	$10.7	$(1.6)	$8.6	$0.2
Dollar change	$12.3		$8.4
Percentage change	Not meaningful		Not meaningful

Collaboration reimbursement revenue (cost-sharing expenses) consist of research and development expenses and reimbursements related to our 2008 cancer collaboration agreement with Bristol Myers-Squibb for XL184 and XL281. To the extent that net annual research and development funding payments are expected to be received from Bristol-Myers Squibb, these payments will be presented as collaboration reimbursement revenue. In 2009, when net research and development funding payments were expected to be payable to Bristol-Myers Squibb, these payments were presented as collaboration cost-sharing expenses. For the fiscal year ending December 31, 2009, we expected to be in a net payable position and therefore showed the net receivable for the three months ended June 30, 2009, as a reduction in operating expenses. However, for the year ending December 31, 2010, we expect to receive net collaboration reimbursements and have recorded collaboration reimbursement revenue of $10.7 million and $8.6 million for the three and six months ended June 30, 2010 respectively.

Restructuring Charge

On March 8, 2010, we implemented a restructuring plan that resulted in a reduction of our workforce by approximately 40%, or 270 employees. A small number of the terminated employees were subsequently recalled and the termination of a small group of employees has been delayed, all of whom continue to provide services for us. The remaining impacted employees were terminated immediately upon implementation of the plan or by March 31, 2010. The decision to restructure our operations was based on our recently announced corporate strategy to focus our efforts on our lead clinical compounds, XL184, XL147 and XL765, by dedicating the majority of our resources to aggressively drive these drug candidates through development towards commercialization.

In connection with the 2010 restructuring plan, we recorded a charge of approximately $16.1 million in the first quarter of 2010 primarily related to one-time termination benefits, which includes the modification of certain stock option awards previously granted to the terminated employees. The modification accelerates the vesting of any stock options that would have vested over the period beginning from cessation of employment through August 5, 2010. Employees also received an additional two months to exercise their options, for which a small charge was taken. The remainder of the charge was for the impairment of various assets and for non-cash charges relating to the closure of our facility in San Diego, California. We recorded additional restructuring expenses of approximately $9.4 million during the second quarter of 2010, primarily due to facility-related charges in connection with the sublease and exit of one of our buildings in South San Francisco, California. This charge was partially offset by a decrease in legal fees and one-time termination benefits relating to the recall of certain employees that were originally terminated under the restructuring plan and continued delay in the termination of the small group of employees described above. Our restructuring liability is recorded on discounted basis, using a credit-adjusted risk-free borrowing rate. We expect further restructuring expenses totaling approximately $2.2 million, which will be incurred on a quarterly basis over the period beginning in the third quarter of 2010 and continuing through the fourth quarter of 2015 due to interest expenses related to the exit of the South San Francisco building during the second quarter of 2010, partially offset by payments due to us under a sublease agreement that we signed in July 2010.

We expect that the restructuring plan will result in total cash expenditures of approximately $24.8 million, of which approximately $14.3 million is expected to be paid in 2010. The balance will be paid over an additional five years and primarily relates to net payments due under the lease for the building we exited in South San Francisco.

Total Other Income (Expense), Net

Total other income (expense), net as compared to the prior year period, was as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total other income (expense), net	$3.0	$(9.8)	$7.2	$(11.3)
Dollar change	$12.8		$18.5
Percentage change	Not meaningful		Not meaningful

Total other income (expense), net consists primarily of interest income earned on our marketable securities and gains on asset sales, offset by interest expense incurred on our notes payable, bank obligations, capital lease obligations, convertible notes and loans and credit facility. The change in total other income for the three and six months ended June 30, 2010, as compared to the comparable period in 2009, resulted primarily from the recording of a $9.8 million loss upon deconsolidation of Symphony Evolution, Inc., or SEI, as a result of the expiration of our purchase option for SEI in June 2009. In addition, we recorded an increase of $2.7 million and $7.2 million relating to the gain on the sale of our plant trait business for the three- and six-month period ending June 30, 2010, as well as a net gain of our cell factory business in the second quarter of 2010.

Income Tax Provision

The income tax provision for the three- and six month period ended June 30, 2009 is a result of a $0.8 million tax credit recorded as a result of the Housing and Economic Recovery Act of 2008 that was extended through 2009. There is no tax credit recorded for 2010.

Noncontrolling Interest in Symphony Evolution, Inc.

In 2005, we licensed three of our compounds, XL647, XL784 and XL999, to SEI in return for an $80.0 million investment for the clinical development of these compounds. As part of the agreement, we received an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire XL647, XL784 and XL999 at our sole discretion. The purchase option expired on June 9, 2009. The expiration of the purchase option triggered a reconsideration event regarding our need to consolidate SEI, a variable interest entity. Upon the expiration of the purchase option, we no longer held a variable interest in the variable interest entity. Accordingly, we deconsolidated SEI and derecognized the SEI assets, liabilities and noncontrolling interest from our financial statements. For the three months ended June 30, 2010 and 2009, the losses attributed to the noncontrolling interest holders were $0 and $2.2 million, respectively. For the six months ended June 30, 2010 and 2009, the losses attributed to the noncontrolling interest holders were $0 and $4.3 million, respectively. The decrease in the losses attributable to noncontrolling interest holders was due to the deconsolidation of SEI in June 2009.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the six months ended June 30, 2010 and 2009, respectively (dollar amounts presented in thousands):

	Six Months Ended June 30,
	2010	2009
Consolidated net loss	$(65,862)	$(85,278)
Adjustments to reconcile net loss to net cash provided by operating activities	13,491	26,235
Changes in operating assets and liabilities	(26,104)	4,496

Net cash used in operating activities	(78,475)	(54,547)
Net cash used in investing activities	(10,771)	(34,780)
Net cash provided by (used in) financing activities	159,653	(5,459)

Net decrease in cash and cash equivalents	70,407	(94,786)
Cash and cash equivalents, at beginning of period	86,796	247,698

Cash and cash equivalents, at end of period	$157,203	$152,912

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators and banks, and equipment financing facilities. We have also financed certain of our research and development activities under our agreements with SEI. As of June 30, 2010, we had $308.6 million in cash and cash equivalents and short-term and long-term marketable securities which included restricted cash and investments of $6.4 million. In addition, as of June 30, 2010, approximately $100.1 million of cash and cash equivalents and marketable securities served as collateral for bank lines of credit.

Operating Activities

Our operating activities used cash of $78.5 million for the six months ended June 30, 2010, compared to cash used of $54.5 million for the comparable period in 2009. Cash used by operating activities for the 2010 period related primarily to our net loss attributable to Exelixis, Inc. of $65.9 million, in addition to a $35.3 million reduction in deferred revenue and a gain on sale of our plant trait and cell factory businesses of $7.8 million. These increases in cash used were partially offset by non-cash charges totaling $19.6 million relating to stock-based compensation, depreciation and amortization, and asset impairment as a result of our restructuring in addition to a restructuring charge of $11.1 million relating to our South San Francisco building. Cash used by operating activities for the 2009 period related primarily to our net loss attributable to Exelixis, Inc. of $85.3 million, and increases in receivables, prepaid expenses and other assets, a $1.8 million adjustment to the gain on the 2007 sale of our plant trait business, and decreases in accounts payable and other accrued expenses. These increases in cash used were partially offset by non-cash charges totaling $27.8 million relating to stock-based compensation, the loss on our deconsolidation of SEI and depreciation and amortization, as well as an increase in deferred revenue of $10.8 million.

Investing Activities

Our investing activities used cash of $10.8 million for the six months ended June 30, 2010, compared to cash used of $34.8 million for the comparable period in 2009. Cash used by investing activities for the 2010 period was primarily driven by the purchase of $103.6 million of marketable securities and certificates of deposit offset by proceeds from the maturity of marketable securities of $72.0 million in addition to the sale of investments prior to maturity of $12.8 million and an additional gain of $8.6 million associated with our 2007 transaction with Agrigenetics and the sale of our cell factory business in 2010. The proceeds provided by the sale and maturity of our investments were used to fund our operations.

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

Financing Activities

Our financing activities provided cash of $159.7 million for the six months ended June 30, 2010, compared to cash used of $5.5 million for the comparable period in 2009. Cash provided by our financing activities for the 2010 period was primarily due to our loan agreements with Silicon Valley Bank and the Deerfield entities for proceeds of $162.5 million as well as proceeds from employee option exercises of $2.1 million offset by principal payments on notes payable and bank obligations of $6.0 million. Cash used by our financing activities for the 2009 period was due to principal payments on notes payable and bank obligations of $7.6 million partially offset by the issuance of stock under the employee stock purchase plan.

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

Cash Requirements

We have incurred net losses since inception, including a net loss attributable to Exelixis, Inc. of $22.6 million and $65.9 million for the three and six months ended June 30, 2010, respectively. We expect our net loss to increase and anticipate negative operating cash flow for the foreseeable future. As June 30, 2010, we had $308.6 million in cash and cash equivalents and short-term and long-term marketable securities, which included restricted cash and investments of $6.4 million and $80.0 million that we are required to maintain on deposit with Silicon Valley Bank pursuant to a covenant in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities and funding that we expect to receive from collaborators, which includes anticipated cash from additional business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

the XL184 development program—We are focusing our development efforts on XL184, our most advanced compound, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. In addition to advancing our ongoing phase 3 trial in medullary thyroid cancer, we are currently planning to initiate a phase 3 registration trial of XL184 as a potential treatment for recurrent glioblastoma by the end of 2010, based on encouraging data from the ongoing phase 2 clinical evaluation in this indication presented at the American Society of Clinical Oncology conference in June 2010. An immediate priority for us is to generate additional data in the five leading cohorts of hepatocellular carcinoma, melanoma, non-small cell lung cancer, ovarian cancer and prostate cancer in our ongoing randomized discontinuation trial to support the prioritization of our clinical and commercial options for XL184. Additional phase 2 clinical trials of XL184 in glioblastoma, non-small cell lung cancer and other solid tumor indications are also ongoing. We recently regained all rights to XL184 from Bristol-Myers Squibb and, as a result, we will bear all development costs going forward. Our development plan for XL184 is dependent on the extent of our available financial resources. There can be no assurance that we will have sufficient financial resources independent or through other arrangements to fund a broad development plan for XL184. If adequate funds are not available, we may be required to discontinue or elect not to pursue one or more trials for XL184;

•

repayment of our loan from GlaxoSmithKline—In October 2002, we entered into a collaboration with GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. As of June 30, 2010, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $72.0 million, after giving effect to a cash payment we made to GlaxoSmithKline of $34.7 million on October 27, 2009 for the first of three annual installments of principal and accrued interest due under the loan. The second and third installments of principal and accrued interest under the loan are due on October 27, 2010 and October 27, 2011, respectively. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be made in the form of our common stock at fair market value, subject to certain conditions, or cash. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and in the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. We believe that the capital provided by our June 2010 financing transactions with Silicon Valley Bank and the Deerfield Entities will enable us to meet our remaining obligations under the loan. However, there can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock;

•

repayment of the notes under our note purchase agreement with the Deerfield Entities —On June 2, 2010, we entered into a note purchase agreement with the Deerfield Entities, pursuant to which, on July 1, 2010, we sold to the Deerfield

Entities, an aggregate of $124.0 million initial principal amount of our secured convertible notes, due June 2015, for an aggregate purchase price of $80.0 million, less closing fees and expenses. The outstanding principal amount of the notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. We will be required to make mandatory prepayments on the notes on an annual basis in 2013, 2014 and 2015 equal to 15% of our collaborative arrangements received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million and, for payments due in January 2013 and 2014, a minimum prepayment amount of $10.0 million. At any time after July 1, 2011, subject to certain limitations, we have the right to convert all or a portion of the principal amount of the notes into, or satisfy all or any portion of the optional prepayment amounts or mandatory prepayment amounts (other than the first $10.0 million of mandatory prepayments required in 2013 and 2014) with shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the notes in cash, at any time after July 1, 2011, subject to certain limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. In the event the market price for our common stock is depressed, we may not be able to convert the principal amount of the notes or satisfy our payment obligations in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to convert the notes or satisfy our payment obligations may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay the notes or satisfy our payment obligations under the note purchase agreement when due or that we will comply with the conditions to our ability to convert the principal amount of the notes into or satisfy our payment obligations with shares of our common stock;

•

repayment of our loan from Silicon Valley Bank—On June 2, 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in an amount of $80.0 million. The principal amount outstanding under the term loan accrues interest at 1.00% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. In accordance with the terms of the loan and security agreement, we are also required to maintain on deposit an amount equal to at least 100% of the outstanding principal balance of the term loan at all times as support for our obligations under the loan and security agreement. As a result, although the proceeds of the new term loan improve our ability to comply with minimum working capital and cash covenants imposed by our debt instruments with GlaxoSmithKline and the Deerfield Entities and thus provide us with more flexibility to use our other cash resources, the proceeds of the term loan cannot directly be used to satisfied our other obligations without causing a default under our loan and security agreement with Silicon Valley Bank;

•	the progress and scope of other research and development activities conducted by us;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds;

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including in particular with respect to XL184) that provide additional capital;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents and marketable securities that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost of any acquisitions of or investments in businesses, products and technologies.

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

We may need to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. As described below, the terms of our debt owed to GlaxoSmithKline, the Deerfield Entities and Silicon Valley Bank each contain covenants requiring us to maintain specified cash balances or levels of working capital:

•

GlaxoSmithKline—Our loan and security agreement with GlaxoSmithKline contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of June 30, 2010, our “working capital” was $132.8 million and our “cash and investments” were $302.2 million. If we default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $72.0 million at June 30, 2010. The second and third installments of principal and accrued interest under the loan are due on October 27, 2010 and October 27, 2011, respectively.

•

Deerfield Entities—Our note purchase agreement with the Deerfield Entities contains an event of default that would be triggered if our “cash and cash equivalents” fall below $10.0 million as of December 30, 2011 or below $20.0 million as of December 28, 2010, subject to a cure period. Upon such an event of default, the Deerfield Entities may declare all or a portion of the Put Price to be immediately due and payable. “Cash and cash equivalents” for purposes of our note purchase agreement includes our total cash, cash equivalents and short-term and long-term marketable securities. As of June 30, 2010, our “cash and cash equivalents” were $308.6 million.

•

Silicon Valley Bank—Our loan and security agreement with Silicon Valley Bank requires that we maintain $80.0 million at all times on deposit in a non-interest bearing demand deposit account(s) as support for our obligations under the loan and security agreement. If the balance on our deposit account(s) falls below $80.0 million for more than 10 days, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us.

If we cannot raise additional capital in order to remain in compliance with our financial covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan. Following the termination of our 2008 cancer collaboration with Bristol-Myers Squibb as to XL184, we regained full rights to develop and commercialize XL184, which rights are no longer subject to termination if our “cash reserves and cash equivalents” fall below $80.0 million. “Cash reserves and cash equivalents” for purposes of our 2008 collaboration with Bristol-Myers Squibb included our total cash, cash equivalents and investments (excluding any restricted cash), plus the amount then available for borrowing by us under certain financing arrangements.

We have contractual obligations in the form of operating leases, notes payable and licensing agreements. The following chart details our contractual obligations as of June 30, 2010 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Convertible loans (1)	195,952	36,226	45,726	20,000	94,000
Notes payable and bank obligations	99,231	9,789	9,442	—	80,000
Operating leases	107,515	15,527	29,950	30,301	31,737

Total contractual cash obligations	$402,698	$61,542	$85,118	$50,301	$205,737

(1)	Includes interest payable on the convertible loans of $15.0 million. The debt and interest payable can be repaid in cash or common stock at our election.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. As of June 30, 2010 and December 31, 2009, we had cash and cash equivalents, marketable securities, long-term investments and restricted cash and investments of $308.6 million and $221.0 million respectively. Our marketable securities and our investments are subject to interest rate risk, and our interest income may fluctuate due to changes in U.S. interest rates. We manage market risk through diversification requirements mandated by our investment policy, which limits the amount of our portfolio that can be invested in a single issuer. We limit our credit risk by limiting purchases to high-quality issuers. As of June 30, 2010 and December 31, 2009, we had debt outstanding of $ 236.1 million and $79.6 million respectively. Our payments commitments associated with these debt instruments are primarily fixed and are comprised of interest payments, principal payments, or a combination of both. The fair value of our debt will fluctuate with movements of interest rates. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010 and December 31, 2009, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $10.4 million and $0.3 million, respectively.

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

As of June 30, 2010, we had $308.6 million in cash and cash equivalents and short-term and long-term marketable securities, which included restricted cash and investments of $6.4 million and $80.0 million that we are required to maintain on deposit with Silicon Valley Bank pursuant to a covenant in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, short-term and long-term marketable securities and funding that we expect to receive from collaborators, which includes anticipated cash from additional business development activity, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

the XL184 development program—We are focusing our development efforts on XL184, our most advanced compound, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. In addition to advancing our ongoing phase 3 trial in medullary thyroid cancer, we are currently planning to initiate a phase 3 registration trial of XL184 as a potential treatment for recurrent glioblastoma by the end of 2010, based on encouraging data from the ongoing phase 2 clinical evaluation in this indication presented at the American Society of Clinical Oncology conference in June 2010. An immediate priority for us is to generate additional data in the five leading cohorts of hepatocellular carcinoma, melanoma, non-small cell lung cancer, ovarian cancer and prostate cancer in our ongoing randomized discontinuation trial to support the prioritization of our clinical and commercial options for XL184. Additional phase 2 clinical trials of XL184 in glioblastoma, non-small cell lung cancer and other solid tumor indications are also ongoing. We recently regained all rights to XL184 from Bristol-Myers Squibb and, as a result, we will bear all development costs going forward. Our development plan for XL184 is dependent on the extent of our available financial resources. There can be no assurance that we will have sufficient financial resources independently or through other arrangements to fund a broad development plan for XL184. If adequate funds are not available, we may be required to discontinue or elect not to pursue one or more trials for XL184;

•

repayment of our loan from GlaxoSmithKline—In October 2002, we entered into a collaboration with GlaxoSmithKline, to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. As of June 30, 2010, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $72.0 million, after giving effect to a cash payment we made to GlaxoSmithKline of $34.7 million on October 27, 2009 for the first of three annual installments of principal and accrued interest due under the loan. The second and third installments of principal and accrued interest under the loan are due on October 27, 2010 and October 27, 2011, respectively. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be made in the form of our common stock at fair market value, subject to certain conditions, or cash. Following the conclusion on October 27, 2008 of the development term under our collaboration with GlaxoSmithKline, we are no longer eligible to receive selection milestone payments from GlaxoSmithKline to credit against outstanding loan amounts, and in the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. We believe that the capital provided by our June 2010 financing transactions with Silicon Valley Bank and the Deerfield Entities will enable us to meet our remaining obligations under the loan. However, there can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock;

•

repayment of the notes under our note purchase agreement with the Deerfield Entities —On June 2, 2010, we entered into a note purchase agreement with the Deerfield Entities, pursuant to which, on July 1, 2010, we sold to the Deerfield Entities, an aggregate of $124.0 million initial principal amount of our secured convertible notes, due June 2015, for an aggregate purchase price of $80.0 million, less closing fees and expenses. The outstanding principal amount of the notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. We will be required to make mandatory prepayments on the notes on an annual basis in 2013, 2014 and 2015 equal to 15% of our collaborative arrangements received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million and, for payments due in January 2013 and 2014, a minimum prepayment amount of $10.0 million. At any time after July 1, 2011, subject to certain limitations, we have the right to convert all or a portion of the principal amount of the notes into, or satisfy all or any portion of the optional prepayment amounts or mandatory prepayment amounts (other than the first $10.0 million of mandatory prepayments required in 2013 and 2014) with shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the notes in cash, at any time after July 1, 2011, subject to certain limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. In the event the market price for our common stock is depressed, we may not be able to convert the principal amount of the notes or satisfy our payment obligations in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to convert the notes or satisfy our payment obligations may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our payment obligations. There can be no assurance that we will have sufficient funds to repay the notes or satisfy our payment obligations under the note purchase agreement when due or that we will comply with the conditions to our ability to convert the principal amount of the notes into or satisfy our payment obligations with shares of our common stock;

•

repayment of our loan from Silicon Valley Bank—On June 2, 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in an amount of $80.0 million. The principal amount outstanding under the term loan accrues interest at 1.00% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. In accordance with the terms of the loan and security agreement, we are also required to maintain on deposit an amount equal to at least 100% of the outstanding principal balance of the term loan at all times as support for our obligations under the loan and security agreement. As a result, although the proceeds of the new term loan improve our ability to comply with minimum working capital and cash covenants imposed by our debt instruments with GlaxoSmithKline and the Deerfield Entities and thus provide us with more flexibility to use our other cash resources, the proceeds of the term loan cannot directly be used to satisfied our other obligations without causing a default under our loan and security agreement with Silicon Valley Bank;

•	the progress and scope of other research and development activities conducted by us;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds;

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including, in particular, with respect to XL184) that provide additional capital;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents and marketable securities that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost of any acquisitions of or investments in businesses, products and technologies.

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

We may need to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. As described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Requirements”, the terms of our debt owed to GlaxoSmithKline, the Deerfield Entities and Silicon Valley Bank each contain covenants requiring us to maintain specified cash balances or working capital. The failure to comply with these covenants could result in an acceleration of the underlying debt obligations. If we cannot raise additional capital in order to remain in compliance with such covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*

We have incurred net losses since inception, including a net loss attributable to Exelixis, Inc. of $22.6 million for the three months ended June 30, 2010 and $65.9 million for the six months ended June 30, 2010. As of that date, we had an accumulated deficit of $1,155.6 million. We expect our net loss in 2010 to increase compared to 2009 and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of any of our pharmaceutical product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, research funding, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. If research funding we receive from collaborators decreases, we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our technologies and undertake product development. We currently have numerous drug candidates in various stages of clinical development and we anticipate filing an IND application for an additional drug candidate within the next 12 months. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We may not realize the expected benefits of our initiatives to control costs.*

Managing costs is a key element of our business strategy. Consistent with this element of our strategy, on March 8, 2010 we implemented a restructuring that resulted in a reduction of our workforce by approximately 40%, or 270 employees. We anticipate that we will incur restructuring charges through the end of 2015 as we implement this restructuring. We determined to recall a small number of the employees terminated in the March 2010 restructuring and to delay the termination of a small group of employees, all of whom continue to provide services for us.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments, or long-term investments since June 30, 2010, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.

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

For example, we and Bristol-Myers Squibb recently terminated the XL413 program that the parties were co-developing under our 2007 collaboration due to an unfavorable pharmacological profile observed in phase 1 clinical evaluation.

If any of the events described above were to occur and, as a result, we were to have significant delays in or termination of our clinical testing, our expenses could increase or our ability to generate revenue from the affected product candidates could be impaired, either of which could adversely impact our financial results.

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

Risks Related to Our Relationships with Third Parties

We are dependent upon our collaborations with major companies, which subjects us to a number of risks.*

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

•

collaborations may be terminated (as recently occurred with respect to XL184, our most advanced product candidate that was previously subject to our 2008 collaboration with Bristol-Myers Squibb) or allowed to expire, which would delay the development and may increase the cost of developing our drug candidates.

If any of these risks materialize, our product development efforts could be delayed and otherwise adversely affected, which could adversely impact our business, operating results and financial condition.

If we are unable to continue current collaborations and receive research funding or achieve milestones or royalties, our revenues would suffer.*

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

If any of these agreements is not renewed or is terminated early (as recently occurred with respect to XL184, our most advanced product candidate that was previously subject to our 2008 collaboration with Bristol-Myers Squibb), whether unilaterally or by mutual agreement, our revenues could suffer. Most of our collaboration agreements contain early termination provisions. In addition, from time to time we review and assess certain aspects of our collaborations, partnerships and agreements and may amend or terminate, either by mutual agreement or pursuant to any applicable early termination provisions, such collaborations, partnerships or agreements if we deem them to be no longer in our economic or strategic interests. We may not be able to enter into new collaboration agreements on similar or superior financial terms to offset the loss of revenue from the termination or expiration of any of our existing or recently terminated arrangements.

We may be unable to establish collaborations for selected preclinical and clinical compounds.*

Our strategy includes the pursuit of new collaborations with leading pharmaceutical and biotechnology companies for the development and ultimate commercialization of selected preclinical and clinical compounds, particularly those drug candidates for which we believe that the capabilities and resources of a partner can accelerate development and help to fully realize their therapeutic and commercial potential. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time consuming to negotiate and document. We may not be able to negotiate additional collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional collaborations because of the numerous risks and uncertainties associated with establishing additional collaborations. If we are unable to negotiate additional collaborations, we may not be able to realize value from a particular drug candidate, particularly those drug candidates as to which we believe a broad development program is appropriate or for which we have determined not to continue to utilize our own resources to develop. As a result, our revenues, capital resources and product development efforts could be adversely affected.

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

The biotechnology industry is highly fragmented and is characterized by rapid technological change. In particular, the area of kinase-targeted therapies is a rapidly evolving and competitive field. We face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us, which would impair our ability to commercialize our product candidates. Our future success will depend upon our ability to maintain a competitive position with respect to technological advances. Any products that are developed through our technologies will compete in highly competitive markets. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive. There may also be drug candidates of which we are not aware at an earlier stage of development that may compete with our drug candidates. In addition, any drug candidate that we successfully develop may compete with existing therapies that have long histories of use, such as chemotherapy and radiation treatments in cancer indications. Examples of potential competition for XL184 include AstraZeneca’s development-stage VEGFR and EGFR inhibitor, vandetanib, and other VEGF pathway inhibitors, including Genentech’s bevacizumab. Examples of potential competition for XL147 and XL765 include early-stage development programs of various pharmaceutical and biotechnology companies, including Genentech, Novartis, Pfizer, Calistoga Pharmaceuticals and Semafore Pharmaceuticals.

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

We are highly dependent upon the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. Also, we do not currently have sufficient clinical development personnel to fully execute our business plan. Retaining and, where necessary, recruiting qualified clinical and scientific personnel will be critical to support activities related to advancing our clinical and preclinical development programs, and supporting our collaborative arrangements and our internal proprietary research and development efforts. The restructuring of the company that we implemented on March 8, 2010 and our recent change in the position of President and Chief Executive Officer could have an adverse impact on our ability to retain and recruit qualified personnel. Competition is intense for experienced clinical personnel, and we may be unable to retain or recruit clinical personnel with the expertise or experience necessary to allow us to pursue collaborations, develop our products and core technologies or expand our operations to the extent otherwise possible. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

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

Date: August 5, 2010	EXELIXIS, INC.

/s/ Frank Karbe
Frank Karbe Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
2.1*	Asset Purchase and License Agreement, dated as of September 4, 2007, by and among Agrigenetics, Inc., Mycogen Corporation, Exelixis Plant Sciences, Inc., Agrinomics, LLC and Exelixis, Inc.	10-Q	000-30235	10.1	11/5/2007

2.2*	Share Sale and Transfer Agreement, dated November 20, 2007, by and between Taconic Farms, Inc. and Exelixis, Inc.	10-K	000-30235	2.3	2/25/2008

3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010

3.3	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	10/4/2007

4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	2/7/2000

4.2	Form of Warrant, dated June 9, 2005, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	10-Q	000-30235	4.1	8/9/2005

4.3	Form of Warrant, dated June 13, 2006, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	8-K	000-30235	4.1	6/15/2006

4.4	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC.					X

4.5*	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued or issuable to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited	8-K	000-30235	4.9	6/9/2008

4.6	Fourth Amended and Restated Registration Rights Agreement, dated February 26, 1999, among Exelixis, Inc. and certain Stockholders of Exelixis, Inc.	S-1, as amended	333-96335	4.2	2/7/2000

4.7	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto.	8-K	000-30235	10.1	10/21/2004

4.8	Registration Rights Agreement, dated October 18, 2004, by and among Exelixis, Inc., X-Ceptor Therapeutics, Inc., and certain holders of capital stock of X-Ceptor Therapeutics, Inc. listed in Annex I thereto.	8-K	000-30235	10.2	10/21/2004

4.9	Registration Rights Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC.					X

4.10	Registration Rights Agreement between Exelixis, Inc. and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited dated June 4, 2008.	8-K	000-30235	4.10	6/9/2008

4.11	Form of Warrant, dated June 10, 2009, to purchase 500,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	10-Q, as amended	000-30235	4.4	7/30/2009

4.12	Form of Common Stock Agreement and Warrant Certificate	S-3, as amended	333-158792	4.17	4/24/2009

4.13	Form of Preferred Stock Agreement and Warrant Certificate	S-3, as amended	333-158792	4.18	4/24/2009

4.14	Form of Debt Securities Warrant Agreement and Warrant Certificate	S-3, as amended	333-158792	4.19	4/24/2009

4.15	Form of Senior Debt Indenture	S-3, as amended	333-158792	4.13	5/28/2009

4.16	Form of Subordinated Debt Indenture	S-3, as amended	333-158792	4.14	5/28/2009

4.17	Form of Note, dated July 1, 2010 in favor of Deerfield Private Design International, L.P.	10-Q	000-30235	10.1 (Exhibit A-1)	8/5/2010

4.18	Form of Note, dated July 1, 2010 in favor of Deerfield Private Design Fund, L.P.	10-Q	000-30235	10.1 (Exhibit A-2)	8/5/2010

10.1	Note Purchase Agreement, dated June 2, 2010, by and between Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P. and Exelixis, Inc.					X

10.2	Security Agreement, dated July 1, 2010, by and between Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P. and Exelixis, Inc.					X

10.3**	Amendment No. 10, dated June 2, 2010, to the Loan and Security Agreement, dated May 22, 2002, by and between Exelixis, Inc. and Silicon Valley Bank					X

10.4	Termination Agreement dated June 18, 2010 between Exelixis, Inc. and Bristol-Myers Squibb Company					X

10.5	Second Amendment, effective April 30, 2010 to the Collaboration Agreement, dated December 22, 2006, between Exelixis, Inc. and Genentech, Inc.					X

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1++	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).					X

*	Confidential treatment granted for certain portions of this exhibit.
**	Confidential treatment requested for certain portions of this exhibit.
++

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