Form 10-K
period 2010-12-31
EXELIXIS INC
filed 2011-02-22
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $255,581,057 (Based on the closing sales price of the registrant’s common stock on that date. Excludes an aggregate of 30,717,749 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at July 2, 2010, the registrant assumed that a stockholder was an affiliate of the registrant at July 2, 2010 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock, as determined based on public filings, and/or (ii) was an executive officer or director or was affiliated with an executive officer or director of the registrant at July 2, 2010. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.)

As of February 15, 2011, there were 109,487,223 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 30, 2011, in connection with the registrant’s 2011 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

EXELIXIS, INC.

FORM 10-K

PART I

Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Annual Report on Form 10-K are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “focus,” “assume,” “goal,” “objective,” “will,” “may” “should,” “would,” “could,” “estimate,” “predict,” “potential,” “continue,” “encouraging” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Item 1A. Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Exelixis has adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st. Fiscal year 2008, a 53-week year, ended on January 2, 2009, fiscal year 2009, a 52-week year, ended on January 1, 2010, and fiscal year 2010, a 52-week year, ended on December 31, 2010. Fiscal year 2011, a 52-week year, will end on December 30, 2011. For convenience, references in this report as of and for the fiscal years ended January 2, 2009, January 1, 2010 and December 31, 2010 are indicated on a calendar year basis, ended December 31, 2008, 2009 and 2010, respectively.

ITEM 1.	BUSINESS

Overview

We are a biotechnology company committed to developing small molecule therapies for the treatment of cancer. We are focusing our resources and development efforts exclusively on cabozantinib (XL184), our most advanced solely-owned product candidate, in order to maximize the therapeutic and commercial potential of this compound. We believe cabozantinib has the potential to be a high-quality, differentiated pharmaceutical product that can make a meaningful difference in the lives of patients. We have also established a portfolio of other novel compounds that we believe have the potential to address serious unmet medical needs.

Cabozantinib inhibits MET, VEGFR2 and RET, proteins that are key drivers of tumor growth and/or vascularization. Cabozantinib is the most advanced inhibitor of MET in clinical development and is being evaluated in a broad development program encompassing multiple cancer indications. The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer and ovarian cancer, based on encouraging interim data that has emerged from a randomized discontinuation trial investigating cabozantinib in nine distinct tumor types. Cabozantinib is also being studied in an ongoing global phase 3 registration trial in medullary thyroid cancer. We expect to release top-line results from the phase 3 trial in the first half of 2011 and to potentially submit a new drug application, or NDA, for cabozantinib as a treatment for medullary thyroid cancer in the United States in the second half of 2011.

Based on the strength of our expertise in biology, drug discovery and development, we have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb Company, sanofi-aventis, Genentech, Inc. (a wholly owned member of the Roche Group), Boehringer Ingelheim GmbH, GlaxoSmithKline and Daiichi Sankyo Company Limited for the majority of the remaining compounds and programs in our portfolio. Pursuant to these collaborations, we have out-licensed compounds or programs to a partner for further development and commercialization, generally have no further unfunded cost obligations related to such compounds or programs and may be entitled to receive research funding, milestones and royalties or a share of profits from commercialization.

Our strategy is to aggressively advance cabozantinib through development toward commercialization. In doing so, we will pursue a pragmatic development plan focused on those cancer indications where we believe cabozantinib has the greatest near-term therapeutic and commercial potential. We are aggressively managing our expenses to preserve our cash resources and ensure we are appropriately dedicating those resources towards successfully executing our strategy.

In furtherance of our decision to focus on cabozantinib and aggressively manage our expenses, in December 2010 we implemented a restructuring plan that resulted in a reduction of our workforce by 143 employees. Personnel reductions were made across our entire organization, including discovery, development and general & administrative, or G&A departments. Further personnel reductions are expected to be made through the end of 2012 as we complete our obligations under collaboration agreements and withdraw resources from completed projects. With the exception of activities related to cabozantinib, we are discontinuing efforts with respect to all of our compounds and programs that are not funded by partners pursuant to collaboration agreements and are actively pursuing collaborations or other external opportunities for the continued development of these compounds and programs. Discovery and clinical activities under various collaborations will continue at funded levels until we complete our contractual obligations. Such funded programs include XL147, XL765 and isoform-selective PI3K inhibitors in collaboration with sanofi-aventis, our sphingosine-1-phosphate type 1 receptor, or S1P1 receptor, collaboration with Boehringer Ingelheim and XL281 and our ROR collaboration with Bristol-Myers Squibb Company.

Cabozantinib

Cabozantinib is a first-in-class inhibitor of tumor growth, metastasis, and angiogenesis that simultaneously targets MET, VEGFR2 and RET, which are key kinases involved in the development and progression of many cancers. It has recently been shown in preclinical models that treatment with selective inhibitors of VEGF signaling can result in tumors that are more invasive and aggressive compared to control treatment. In preclinical studies, upregulation of MET has been shown to occur in concert with development of invasiveness after selective anti-VEGF therapy, and may constitute a mechanism of acquired or evasive resistance to agents that target VEGF signaling without inhibiting MET. Accordingly, treatment with cabozantinib in similar preclinical studies resulted in tumors that were less invasive and aggressive compared to control or selective anti-VEGF treatment. Therefore, we believe that cabozantinib has the potential for improving outcomes in a range of indications, including those where selective anti-VEGF therapy has shown minimal or no activity.

The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer and ovarian cancer, based on encouraging interim data that has emerged from a randomized discontinuation trial, or RDT, investigating cabozantinib in nine distinct tumor types. Data from the RDT were released at Annual Meeting of the American Society of Clinical Oncology, or ASCO, Annual Meeting, in June 2010 and demonstrated broad activity for cabozantinib across multiple tumor types, in particular, metastatic castration-resistant prostate, ovarian, non-small cell lung and hepatocellular cancers and hepatoma. Updated interim data presented at the 22nd EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics in November 2010, or the 2010 EORTC Symposium, and at the ASCO 2011 Genitourinary Cancers Symposium in February 2011, suggest that cabozantinib has a novel and differentiated clinical profile in metastatic castration-resistant prostate cancer and ovarian cancer. The data presented indicate that cabozantinib has shown novel activity against bone and soft tissue lesions in metastatic castration-resistant prostate cancer. Another priority for us will be to generate additional data in the various other cohorts of the RDT, including melanoma, breast cancer, non-small cell lung cancer and hepatocellular cancer, to support further prioritization of our clinical and commercial options. In addition, we are conducting ongoing exploratory clinical trials for cabozantinib in other tumor types, including renal cell carcinoma.

We also are focusing our efforts on our ongoing phase 3 clinical trial of cabozantinib as a potential treatment for medullary thyroid cancer. This registration trial was initiated in July 3, 2008 following agreement between the United States Food and Drug Administration, or FDA, and us on the trial design through the FDA’s Special Protocol Assessment process. We expect to release top-line results from the phase 3 trial in the first half of 2011 and to potentially submit an NDA for cabozantinib as a treatment for medullary thyroid cancer in the United States in the second half of 2011.

In January 2011, we announced that the FDA granted orphan drug designation to cabozantinib for the treatment of follicular, medullary, and anaplastic thyroid carcinoma, and metastatic or locally advanced papillary thyroid cancer. Orphan drug status is granted to treatments for diseases that affect fewer than 200,000 people in the U.S. and provides the benefits of potential market exclusivity for the orphan-designated product for the orphan designated indication for seven years, tax credits of up to 50% of the qualified clinical trial expenses and a waiver of FDA application user fees.

Corporate Collaborations

Based on the strength of our expertise in biology, drug discovery and development, we have established collaborations with leading pharmaceutical and biotechnology companies for the majority of the compounds and programs in our portfolio. Pursuant to these collaborations, we have out-licensed compounds or programs to a partner for further development and commercialization, generally have no further unfunded cost obligations related to such compounds or programs and may be entitled to receive research funding, milestones and royalties or a share of profits from commercialization. In aggregate, we are eligible to receive potential milestone payments under our collaborations totaling approximately $3.7 billion on a non-risk adjusted basis, of which 13% are related to clinical development milestones, 47% are related to regulatory milestones and 40% are related to commercial milestones. We are responsible for performing activities funded by partners under certain of our existing collaborations, and expect to make personnel reductions through the end of 2012 as we complete our obligations under these collaboration agreements and withdraw resources from completed projects. Funded programs under which we are continuing to perform our obligations include XL147, XL765 and isoform-selective PI3K inhibitors in collaboration with sanofi-aventis, our sphingosine-1-phosphate type 1 receptor, or S1P1 receptor, with Boehringer Ingelheim and XL281 and our ROR collaboration with Bristol-Myers Squibb Company. We do not expect to conduct funded activities for partners under future collaborations.

Bristol-Myers Squibb

TGR5 License Agreement. In October 2010, we entered into a global license agreement with Bristol-Myers Squibb pursuant to which we granted to Bristol-Myers Squibb a license to our small-molecule TGR5 agonist program, including rights to the program’s lead compound, XL475, as well as potential backups. The license agreement became effective in November 2010 following clearance under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended.

Under the license agreement, Bristol-Myers Squibb received a worldwide exclusive license to XL475 and sole control and responsibility for all research, development, commercial and manufacturing activities. In November 2010 we received a nonrefundable upfront cash payment of $35.0 million from Bristol-Myers Squibb. Additionally, for each product developed by Bristol-Myers Squibb under the license, we will be eligible to receive development and regulatory milestones of up to $250.0 million in the aggregate and commercial milestones of up to $150.0 million in the aggregate, as well as royalties on commercial sales of any such products.

Bristol-Myers Squibb may at any time, upon specified prior notice to us, terminate the license on a product-by-product and country-by-country basis. In addition, either party may terminate the license agreement for the other party’s uncured material breach. In the event of termination by Bristol-Myers Squibb at will or by us for Bristol-Myers Squibb’s uncured material breach, the license granted to Bristol-Myers Squibb would terminate, the right to such product would revert to us and we would receive from Bristol-Myers Squibb a license to develop and commercialize such product in the related country. Such license would be royalty-free if the agreement is terminated by Bristol-Myers Squibb at will, or royalty-bearing if the agreement is terminated by us for Bristol-Myers Squibb’s uncured material breach. In the event of termination by Bristol-Myers Squibb for our uncured material breach, Bristol-Myers Squibb would retain the right to such product and we would receive reduced royalties from Bristol-Myers Squibb on commercial sales of such product.

ROR Collaboration Agreement. In October 2010, we entered into a worldwide collaboration with Bristol-Myers Squibb pursuant to which each party granted to the other certain intellectual property licenses to enable the parties to discover, optimize and characterize ROR antagonists that may subsequently be developed and commercialized by Bristol-Myers Squibb. In November 2010 we received a nonrefundable upfront cash payment of $5.0 million from Bristol-Myers Squibb. Additionally, for each product developed by Bristol-Myers Squibb under the collaboration, we will be eligible to receive development and regulatory milestones of up to $255.0 million in the aggregate and commercialization milestones of up to $150.0 million in the aggregate, as well as royalties on commercial sales of any such products.

Under the terms of the collaboration agreement, we will be primarily responsible for activities related to the discovery, optimization and characterization of the ROR antagonists during the collaborative research period. The collaborative research period began on October 8, 2010 and will end on the earlier to occur of (i) October 8, 2013 if a compound has not satisfied certain specified criteria by such time or (ii) if by such time a compound has satisfied such specified criteria, the date when such compound satisfied the next level of specified criteria, or October 8, 2015, whichever is earlier. Following the collaborative research period, Bristol-Myers Squibb will have sole responsibility for any further research, development, manufacture and commercialization of products developed under the collaboration and will bear all costs and expenses associated with those activities.

Bristol-Myers Squibb may, at any time, terminate the collaboration agreement upon certain prior notice to us on a product-by-product and country-by-country basis. In addition, either party may terminate the agreement for the other party’s uncured material breach. In the event of termination by Bristol-Myers Squibb at will or by us for Bristol-Myers Squibb’s uncured material breach, the license granted to Bristol-Myers Squibb would terminate, the right to such product would revert to us and we would receive a royalty-bearing license for late-stage reverted compounds and a royalty-free license for early-stage reverted compounds from Bristol-Myers Squibb to develop and commercialize such product in the related country. In the event of termination by Bristol-Myers Squibb for our uncured material breach, Bristol-Myers Squibb would retain the right to such product, subject to continued payment of milestones and royalties.

2008 Cancer Collaboration. In December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for cabozantinib and XL281 (BMS-908662), a RAF inhibitor. Upon effectiveness of the collaboration agreement in December 2008, Bristol-Myers Squibb made a nonrefundable upfront cash payment of $195.0 million for the development and commercialization rights to both programs. The agreement required Bristol-Myers Squibb to make additional license payments to us of $45.0 million, which were received during 2009.

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

On June 18, 2010, we regained full rights to develop and commercialize cabozantinib under our collaboration agreement with Bristol-Myers Squibb following receipt of notice from Bristol-Myers Squibb of its decision to terminate the 2008 collaboration, solely as to cabozantinib, on a worldwide basis. Bristol-Myers Squibb informed us that the termination was based upon its review of cabozantinib in the context of Bristol-Myers Squibb’s overall research and development priorities and pipeline products. On June 28, 2010, in connection with the termination, we received a $17.0 million transition payment from Bristol-Myers Squibb in satisfaction of its obligations under the collaboration agreement to continue to fund its share of development costs for cabozantinib for a period of three months following the notice of termination. As a result of the termination, Bristol-Myers Squibb’s license relating to cabozantinib terminated and its rights to cabozantinib reverted to us, and we received, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize cabozantinib.

2007 Cancer Collaboration. In December 2006, we entered into a worldwide collaboration with Bristol-Myers Squibb, which became effective in January 2007, to discover, develop and commercialize novel targeted therapies for the treatment of cancer. We were responsible for discovery and preclinical development of small molecule drug candidates directed against mutually selected targets. In January 2007, Bristol-Myers Squibb made an upfront payment of $60.0 million to us for which we granted Bristol-Myers Squibb the right to select up to three investigational new drug, or IND, candidates from six future Exelixis compounds.

For each IND candidate selected, we were entitled to receive a $20.0 million selection milestone from Bristol-Myers Squibb. Once selected, Bristol-Myers Squibb became responsible for leading the further development and commercialization of the selected IND candidates. In addition, we had the right to opt in to co-promote the selected IND candidates, in which case we would equally share all development costs and profits in the United States. In January 2008 and November 2008, Bristol-Myers Squibb exercised its option under the collaboration to develop and commercialize XL139 (BMS-833923), a Hedgehog inhibitor, and XL413 (BMS-863233), a CDC7 inhibitor, respectively. Under the terms of the collaboration agreement, the selection of XL139 and XL413 by Bristol-Myers Squibb entitled us to milestone payments of $20.0 million each, which we received in February 2008 and December 2008, respectively. In addition, we exercised our option under the collaboration agreement to co-develop and co-commercialize each of XL139 and XL413 in the United States. However, in September 2010, we and Bristol-Myers Squibb terminated the XL413 program due to an unfavorable pharmacological profile observed in phase 1 clinical evaluation. Additionally, in connection with an amendment to the collaboration which became effective in November 2010, we exercised our right to opt-out of further co-development of XL139 in consideration for a cash payment of $20.0 million. We have no further responsibility for conducting new activities or funding new development or commercialization activities with respect to XL139 and will therefore no longer be eligible to share profits on sales of any commercialized products under the collaboration. We will continue to be eligible to receive regulatory and commercial milestones of up to $260.0 million as well as double-digit royalties on any future sales of any products commercialized under the collaboration. As a result of the November 2010 amendment to the collaboration, the research term has ended, and we have no further obligation to deliver to Bristol-Myers Squibb a third IND candidate under the collaboration.

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

LXR Collaboration. In December 2005, we entered into a collaboration agreement with Bristol-Myers Squibb for the discovery, development and commercialization of novel therapies targeted against LXR, a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. This agreement became effective in January 2006, at which time we granted Bristol-Myers Squibb an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR. During the research term, we jointly identified drug candidates with Bristol-Myers Squibb that were ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by Bristol-Myers Squibb, Bristol-Myers Squibb agreed to be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and sales/marketing activities for the selected drug candidate. We do not have rights to reacquire the drug candidates selected by Bristol-Myers Squibb. The research term expired in January 2010 and we are conducting a technology transfer to enable Bristol-Myers Squibb to continue the LXR program.

Under the collaboration agreement, Bristol-Myers Squibb paid us a nonrefundable upfront cash payment in the amount of $17.5 million and was obligated to provide research and development funding of $10.0 million per year for an initial research period of two years. In September 2007, the collaboration was extended at Bristol-Myers Squibb’s request through January 12, 2009, and in November 2008, the collaboration was further extended at Bristol-Myers Squibb’s request through January 12, 2010. Under the collaboration agreement, Bristol-Myers Squibb is required to pay us development and regulatory milestones of up to $138.0 million per product for up to two products from the collaboration. In addition, we are also entitled to receive sales milestones of up to $225.0 million and royalties on sales of any products commercialized under the collaboration. In connection with the extension of the collaboration through January 2009 and subsequently January 2010, Bristol-Myers Squibb paid us additional research funding of approximately $7.7 million and approximately $5.8 million, respectively. In December 2007, we received $5.0 million for achieving a development milestone.

sanofi-aventis

In May 2009, we entered into a global license agreement with sanofi-aventis for XL147 (SAR245408) and XL765 (SAR245409), leading inhibitors of phosphoinositide-3 kinase, or PI3K, and a broad collaboration for the discovery of inhibitors of PI3K for the treatment of cancer. The license agreement and collaboration agreement became effective on July 7, 2009. In connection with the effectiveness of the license and collaboration, on July 20, 2009, we received upfront payments of $140.0 million ($120.0 million for the license and $20.0 million for the collaboration), less applicable withholding taxes of $7.0 million, for a net receipt of $133.0 million. We expect to receive a refund payment from the French government in 2011 with respect to the withholding taxes previously withheld.

Under the license agreement, sanofi-aventis received a worldwide exclusive license to XL147 and XL765, which are in phase 1, phase 1b/2 and phase 2 clinical trials, and has sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities. sanofi-aventis is responsible for funding all development activities with respect to XL147 and XL765, including our activities. Following the effectiveness of the license agreement, we have been conducting the majority of the clinical trials for XL147 and XL765 at the expense of sanofi-aventis. As provided for under the license agreement however, the parties have agreed to transition all future development activities for these compounds to sanofi-aventis. The parties anticipate that the transition will be completed by the end of the second quarter of 2011.

Under the collaboration agreement, the parties agreed to combine efforts in establishing several pre-clinical PI3K programs and jointly share responsibility for research and preclinical activities related to isoform-selective inhibitors of PI3K-a and -ß. sanofi-aventis will continue to provide us with guaranteed annual research and development funding during the research term and is responsible for funding all development activities for each product following approval of the IND filed with the applicable regulatory authorities for such product. We are entitled to receive guaranteed research funding of $21.0 million over three years to cover certain of our costs under the collaboration agreement. sanofi-aventis will have sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities of any products arising from the collaboration; however, we may be requested to conduct certain clinical trials at sanofi-aventis’ expense. The research term under the collaboration is three years, although sanofi-aventis has the right to extend the term for an additional one-year period upon prior written notice.

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

Genentech

In December 2006, we entered into a worldwide co-development agreement with Genentech for the development and commercialization of XL518, a small-molecule inhibitor of MEK. Genentech paid upfront and milestone payments of $25.0 million in December 2006 and $15.0 million in January 2007 upon signing of the co-development agreement and with the submission of an IND for XL518.

Under the terms of the co-development agreement, we were responsible for developing XL518 through the end of a phase 1 clinical trial, and Genentech had the option to co-develop XL518, which Genentech could exercise after receipt of certain phase 1 data from us. In March 2008, Genentech exercised its option, triggering a payment to us of $3.0 million, which we received in April 2008. We were responsible for the phase 1 clinical trial until the point that a maximum tolerated dose, or MTD, was determined. After MTD was achieved, we granted to Genentech an exclusive worldwide revenue-bearing license to XL518 in March 2009 and Genentech is responsible for completing the phase 1 clinical trial and subsequent clinical development. We received an additional $7.0 million milestone payment in March 2010 under the terms of this agreement. Genentech is responsible for all further development costs of XL518 and we will share equally in the U.S. commercialization costs. On an annual basis, we are entitled to an initial equal share of U.S. profits and losses, which will decrease as sales increase, and we are also entitled to royalties on non-U.S. sales. We also have the option to co-promote in the United States. Genentech has the right to terminate the agreement without cause at any time. If Genentech terminates the co-development agreement without cause, all licenses that were granted to Genentech under the agreement terminate and revert to us. Additionally, we would receive, subject to certain conditions, licenses from Genentech to research, develop and commercialize reverted product candidates.

GlaxoSmithKline

In October 2002, we established a collaboration with GlaxoSmithKline to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. The collaboration involved three agreements: (1) a product development and commercialization agreement, (2) a stock purchase and stock issuance agreement and (3) a loan and security agreement. During the term of the collaboration, we received $65.0 million in upfront and milestone payments, $85.0 million in research and development funding and loans in the principal amount of $85.0 million. In connection with the collaboration, GlaxoSmithKline purchased a total of three million shares of our common stock.

In October 2008, the development term under the collaboration concluded as scheduled. Under the terms of the collaboration, GlaxoSmithKline had the right to select up to two of the compounds in the collaboration for further development and commercialization. GlaxoSmithKline selected XL880 (foretinib), an inhibitor of MET and VEGFR2, and had the right to choose one additional compound from a pool of compounds, which consisted of cabozantinib, XL281, XL228, XL820 and XL844 as of the end of the development term.

In July 2008, we achieved proof-of-concept for cabozantinib and submitted the corresponding data report to GlaxoSmithKline. In October 2008, GlaxoSmithKline notified us in writing that it decided not to select cabozantinib for further development and commercialization and that it waived its right to select XL281, XL228, XL820 and XL844 for further development and commercialization. As a result, we retained the rights to develop, commercialize, and/or license all of the compounds, subject to payment to GlaxoSmithKline of a 3% royalty on net sales of any product incorporating cabozantinib. As described under “ – Bristol-Myers Squibb – 2008 Cancer Collaboration,” in December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for cabozantinib and XL281, and in June 2010 regained full rights to develop and commercialize cabozantinib under the collaboration following receipt from Bristol-Myers Squibb of its decision to terminate the collaboration, solely as to cabozantinib, on a worldwide basis. We discontinued development of XL820 and XL844 in December 2008.

The $85.0 million loan we received from GlaxoSmithKline bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. As of December 31, 2010, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $35.9 million, after giving effect to all repayments made. The final installment of principal and accrued interest under the loan is due on October 27, 2011. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions, or cash.

Boehringer Ingelheim

In May 2009, we entered into a collaboration agreement with Boehringer Ingelheim to discover, develop and commercialize products that consist of agonists of S1P1 receptor, a central mediator of multiple pathways implicated in a variety of autoimmune diseases.

Under the terms of the agreement, Boehringer Ingelheim paid us a nonrefundable upfront cash payment of $15.0 million for the development and commercialization rights to our S1P1R agonist program. We share responsibility for discovery activities under the collaboration with Boehringer Ingelheim. The agreement provides that the parties will each conduct research under a mutually agreed upon research plan until such time that we submit a compound that has met agreed-upon criteria, or such later time as agreed upon by the parties. The parties are each responsible for their respective costs and expenses incurred in connection with performing research under the collaboration. Under the collaboration, Boehringer Ingelheim also has the right, at its own expense, to conduct additional research on S1P1R agonists outside of the scope of the research plan agreed to by the parties. The agreement further provides that Boehringer Ingelheim will receive an exclusive worldwide license to further develop, commercialize and manufacture compounds developed under the collaboration and will have sole responsibility for, and shall bear all costs and expenses associated with, all subsequent pre-clinical, clinical, regulatory, commercial and manufacturing activities. In return, we will potentially receive up to $339.0 million in further development, regulatory and commercial milestones and are eligible to receive royalties on worldwide sales of products commercialized under the collaboration.

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

Daiichi Sankyo

In March 2006, we entered into a collaboration agreement with Daiichi Sankyo for the discovery, development and commercialization of novel therapies targeted against the mineralocorticoid receptor, or MR, a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic diseases. Under the terms of the agreement, we granted to Daiichi Sankyo an exclusive, worldwide license to certain intellectual property primarily relating to compounds that modulate MR. Daiichi Sankyo is responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds and we do not have rights to reacquire such compounds, except as described below.

Daiichi Sankyo paid us a nonrefundable upfront payment in the amount of $20.0 million and was obligated to provide research and development funding of $3.8 million over a 15-month research term. In June 2007, our collaboration agreement with Daiichi Sankyo was amended to extend the research term by six months over which Daiichi Sankyo was required to provide $1.5 million in research and development funding. In November 2007, the parties decided not to further extend the research term. For each product from the collaboration, we are also entitled to receive payments upon attainment of pre-specified development, regulatory and commercialization milestones. In December 2010, we received a milestone payment of $5.0 million in connection with an IND filing made by Daiichi Sankyo for a compound developed under the collaboration and are eligible to receive additional development, regulatory and commercialization milestones of up to $150.5 million. In addition, we are also entitled to receive royalties on any sales of certain products commercialized under the collaboration. Daiichi Sankyo may terminate the agreement upon 90 days’ written notice in which case Daiichi Sankyo’s payment obligations would cease, its license relating to compounds that modulate MR would terminate and revert to us and we would receive, subject to certain terms and conditions, licenses from Daiichi Sankyo to research, develop and commercialize compounds that were discovered under the collaboration.

Potential Collaboration Candidates

Consistent with our decision to focus on cabozantinib and aggressively manage our expenses, we are discontinuing development efforts with respect to our remaining unpartnered compounds and programs, which are identified below, and are actively pursuing collaborations or other external opportunities for the continued development of these compounds and programs.

•

XL228 targets IGF1R, an RTK that is highly expressed and activated in a broad range of human tumors and is thought to promote tumor growth, survival and resistance to chemotherapeutic agents. In addition, XL228 potently inhibits the T315I mutant form of BCR-ABL, which is resistant to inhibition by other targeted therapies approved for chronic myelogenous leukemia. XL228 also targets SRC, a tyrosine kinase that is activated and/or expressed in many tumors and plays an important role in tumor angiogenesis, progression and metastasis. XL228 exhibited activity in a variety of solid tumor xenograft models. We filed an IND for XL228 in August 2006. We subsequently observed formulation stability data resulting in the need for minor changes in formulation. We then initiated a phase 1 clinical trial in May 2007 in patients with chronic myelogenous leukemia who have failed or have been intolerant to imatinib and dasatinib therapy, and a phase 1 trial in patients with solid tumors in October 2007. Preliminary data from the trial in patients with chronic myelogenous leukemia were reported at the annual meeting of the American Society of Hematology in December 2007 and 2008. Preliminary data from the phase 1 trial in patients with solid tumors were presented at the EORTC Symposium in October 2008 and updated data were presented at the ASCO Annual Meetings in June 2009 and June 2010 and the EORTC Symposium in November 2009.

•

XL388 is a selective, ATP-competitive inhibitor of mTOR that targets both mTORC1 and mTORC2 kinase complexes. Dysregulation of mTOR signaling is common in tumor cells and may occur as a result of overexpression or mutational activation of receptor tyrosine kinases (i.e., EGFR and IGF1R), downstream signaling proteins (i.e., PI3K, RAS, RAF and MEK), or down-regulation of tumor suppressors (i.e., PTEN, TSC1/TSC2 or LKB1). In addition, chemotherapy and radiation treatments have been shown to elevate mTORC2/AKT-mediated survival signaling, which plays a significant role in conferring resistance to these therapies. In preclinical tumor models, oral administration of XL388 results in dose-dependent inhibition of mTOR signaling, inhibition of tumor cell proliferation, and tumor growth inhibition or regression. XL388 was advanced to development candidate status in April 2009, and we filed an IND in December 2009.

•

XL499 is a potent and selective inhibitor of PI3K-d, a class 1A PI3K isoform expressed primarily in hematopoietic cells and some hematologic malignancies. PI3K-d plays important roles in various aspects of immune cell function, including mast cell degranulation, B lymphocyte maturation, and T lymphocyte differentiation. Targeting PI3K-d signaling has been shown to significantly reduce inflammation and disease progression in preclinical models of rheumatoid arthritis and allergic asthma. In addition, selectively targeting PI3K-d has been shown to lead to clinically relevant responses in some lymphoma patients. XL499 exhibits potent activity against PI3K-d in cells, and is highly selective when compared to other PI3K isoforms, protein kinases, or GPCRs. In addition, oral administration of XL499 results in robust anti-inflammatory activity in preclinical models of passive cutaneous anaphylaxis, inflammatory cytokine release, and systematic lupus erythematosus XL499 was advanced to development candidate status in January 2010.

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

•

XL888 is a novel, synthetic inhibitor of HSP90, a chaperone protein that promotes the activity and stability of a range of key regulatory proteins including kinases. The activity of HSP90 is particularly prominent in tumor cells, where it promotes the activity of proteins controlling cell proliferation and survival. Natural product based inhibitors of HSP90 are in clinical trials and have shown encouraging signs of anti-tumor activity, but their utility is limited by poor pharmacokinetic properties and by their side effect profiles. XL888 inhibits HSP90 with potency comparable to natural product-based inhibitors, but has good oral bioavailability and an improved tolerability profile in preclinical models. XL888 exhibits substantial anti-tumor activity at well tolerated doses in multiple preclinical xenograft tumor models. XL888 was advanced to development candidate status in October 2007, and we filed an IND in October 2008 and initiated a phase 1 clinical trial in November 2008.

Manufacturing and Raw Materials

We do not have manufacturing capabilities necessary to enable us to produce materials for our clinical trials. Raw materials and supplies required for the production of our product candidates are generally available from multiple suppliers. However, in some instances materials are available only from one supplier. In those cases where raw materials are only available through one supplier, we manage supplies, to the extent feasible, by ordering raw materials in advance of scheduled needs. However, clinical trial schedules may be delayed due to interruptions of raw material supplies. To date, we have entered into arrangements with two different suppliers for the production of cabozantinib.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	preclinical laboratory and animal tests that must be conducted in accordance with Good Laboratory Practices;

•	submission of an IND, which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug candidate for its intended use;

•	pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with Good Manufacturing Practices, or GMP, and Good Clinical Practices; and

•	FDA approval of an NDA for commercial marketing, or NDA supplement, for an approval of a new indication if the product is already approved for another indication.

The testing and approval process requires substantial time, effort and financial resources.

Prior to commencing the first clinical trial with a product candidate, we must submit an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development. Further, an independent institutional review board for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the trial commences at that center. Regulatory authorities or an institutional review board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called phase 4 studies may be made a condition to be satisfied after a drug receives approval. The results of phase 4 studies can confirm the effectiveness of a product candidate and can provide important safety information to augment the FDA’s adverse drug reaction reporting system. The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA, or as part of an NDA supplement. The submission of an NDA or NDA supplement requires payment of a substantial User Fee to FDA. The FDA may convene an advisory committee to provide clinical insight on NDA review questions. The FDA may deny approval of an NDA or NDA supplement by way of a Complete Response letter if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA or NDA supplement does not satisfy the criteria for approval. An NDA may be approved with significant restrictions on its labeling, marketing and distribution under a Risk Evaluation and Mitigation Strategy. Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

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

Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the GMP regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug.

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

The United States Orphan Drug Act promotes the development of products that demonstrate promise for the diagnosis and treatment of diseases or conditions that affect fewer than 200,000 people in the United States. Upon FDA receipt of Orphan Drug Designation, the sponsor is eligible for tax credits of up to 50% for qualified clinical trial expenses, the ability to apply for annual grant funding, waiver of Prescription Drug User Fee Act (PDUFA) application fee, and upon approval, the potential for seven years of market exclusivity for the orphan-designated product for the orphan-designated indication.

Competition

There are many companies focused on the development of small molecules and antibodies for cancer. Our potential competitors include major pharmaceutical and biotechnology companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Many of our potential competitors have significantly more financial, technical and other resources than we do, which may allow them to have a competitive advantage.

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

Any products that we may develop or discover are likely to be in highly competitive markets. We are aware of products in research or development by our competitors that address all of the diseases we are targeting, and any of these products may compete with our drug candidates. Our competitors may succeed in developing their products before we do, obtaining approvals from the FDA or other regulatory agencies for their products more rapidly than we do, or developing products that are more effective than our products. These products or technologies might render our technology obsolete or noncompetitive. There may also be drug candidates of which we are not aware at an earlier stage of development that may compete with our drug candidates. In addition, any drug candidate that we successfully develop may compete with existing therapies that have long histories of use, such as chemotherapy and radiation treatments in cancer indications. Examples of potential competition for cabozantinib include AstraZeneca’s development-stage VEGFR and EFGR inhibitor, vandetanib, other VEGF pathway inhibitors, including Genentech’s bevacizumab, and other MET inhibitors, including Pfizer’s crizotinib, ArQule Inc.’s ARQ197, GlaxoSmithKline’s foretinib (XL880) and Genentech’s Met MAb. We anticipate that cabozantinib would compete with any of these potential products on the basis of the factors described above.

Research and Development Expenses

Research and development expenses consist primarily of personnel expenses, laboratory supplies, consulting and facilities costs. Research and development expenses were $210.7 million for the year ended December 31, 2010, compared to $234.7 million for the year ended December 31, 2009 and $257.4 million for the year ended December 31, 2008.

Revenues from Significant Collaborators

In 2010, we derived 50% and 42% of our revenues from Bristol-Myers Squibb and sanofi-aventis, respectively.

Patents and Proprietary Rights

We actively seek patent protection in the United States, European Union, and selected other foreign countries to cover our drug candidates and related technologies. Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country. We have numerous patents and pending patent applications that relate to methods of screening drug targets, compounds that modulate drug targets, as well as methods of making and using such compounds. While many patent applications have been filed relating to the drug candidates that we have developed, the majority of these are not yet issued or allowed.

Cabozantinib is covered by an issued patent in the United States (U.S. Pat. No. 7,579,473) for the composition-of-matter of cabozantinib and pharmaceutical compositions thereof. This issued patent will expire in September 2024, subject to any available extensions. Foreign counterparts of this issued U.S. patent are pending in the European Union, Australia, Japan and Canada, which, if issued, are anticipated to expire in 2024. We have patent applications pending in the United States, European Union, Australia, Japan and Canada covering certain synthetic methods related to making cabozantinib, which if issued are anticipated to expire in 2024. We have filed patent applications in the United States and other selected countries covering certain salts, polymorphs and formulations of cabozantinib which if issued are anticipated to expire in approximately 2030. We have filed several patent applications in the United States and other selected countries relating to combinations of cabozantinib with certain other anti-cancer agents which if issued are anticipated to expire in approximately 2030.

We have pending patent applications in the United States and European Union covering the composition-of-matter of our other drug candidates in clinical or preclinical development which, if issued, are anticipated to expire between 2023 and 2030.

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

Employees

As of December 31, 2010, we had 383 full-time employees worldwide, 135 of whom held Ph.D. and/or M.D. degrees, most of whom were engaged in full-time research and development activities. After giving effect to the restructuring we implemented on December 1, 2010, as of February 4, 2011, we had 240 full-time employees worldwide, 93 of whom held Ph.D. and/or M.D. degrees, most of whom were engaged in full-time research and development activities. In addition, as of February 4, 2011, we continued to employ on a full-time basis 27 employees impacted by the December 2010 restructuring who are continuing to provide services through various dates in 2011. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Available Information

We were incorporated in Delaware in November 1994 as Exelixis Pharmaceuticals, Inc., and we changed our name to Exelixis, Inc. in February 2000.

We maintain a site on the worldwide web at www.exelixis.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our Securities and Exchange Commission, or SEC, filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, copies of our filings with the SEC are available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a site on the worldwide web that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

ITEM 1A.	RISK FACTORS

In addition to the factors discussed elsewhere in this report and our other reports filed with the SEC, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by us or on our behalf. The risks and uncertainties described below are not the only ones facing the company. Additional risks and uncertainties not presently known to us or that we deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occurs, our business could be harmed.

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

As of December 31, 2010, we had $256.4 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $6.4 million and approximately $96.9 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, marketable securities, long-term investments and funding that we expect to receive from existing collaborators will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

the cabozantinib development program—We are focusing our resources and development efforts on cabozantinib, our most advanced solely-owned product candidate, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer and ovarian cancer, based on encouraging interim data that has emerged from the RDT. Data from the RDT were released at the ASCO Annual Meeting in June 2010 and demonstrated broad activity for cabozantinib across multiple tumor types, in particular, metastatic castration-resistant prostate, ovarian, non-small cell lung and hepatocellular cancers and hepatoma. Updated interim data presented at the 2010 EORTC Symposium and at the ASCO 2011 Genitourinary Cancers Symposium in February 2011, suggest that cabozantinib has a novel and differentiated clinical profile in metastatic castration-resistant prostate cancer and ovarian cancer. The data presented indicate that cabozantinib has shown novel activity against bone and soft tissue lesions in metastatic castration-resistant prostate cancer. Another priority for us will be to generate additional data in the various other cohorts of the RDT, including melanoma, breast cancer, non-small cell lung cancer and hepatocellular cancer, to support further prioritization of our clinical and commercial options. We also are focusing our efforts on our ongoing phase 3 clinical trial of cabozantinib as a potential treatment for medullary thyroid cancer. In addition, we are conducting ongoing exploratory clinical trials for cabozantinib in other tumor types, including renal cell carcinoma. Our development plan for cabozantinib is dependent on the extent of our available financial resources. There can be no assurance that we will have sufficient financial resources independently or through other arrangements to fund a broad development plan for cabozantinib. If adequate funds are not available, we may be required to delay, discontinue or elect not to pursue one or more trials for cabozantinib;

•

repayment of our loan from GlaxoSmithKline—In October 2002, we entered into a collaboration agreement with GlaxoSmithKline. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. On October 27, 2010, we paid approximately $37.0 million in cash to GlaxoSmithKline as the second of three installments of principal and accrued interest due under the loan agreement. As of December 31, 2010, the aggregate principal and interest outstanding under the loan was $35.9 million. The final installment of principal and accrued interest under the loan is due on October 27, 2011. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be made in the form of our common stock at fair market value, subject to certain conditions, or cash. In the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. However, there can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock;

•

repayment of the notes under our note purchase agreement with Deerfield—On June 2, 2010, we entered into a note purchase agreement with entities affiliated with Deerfield Management Company, L.P., or Deerfield, pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million initial principal amount of our secured convertible notes, due June 2015, for an aggregate purchase price of $80.0 million, less closing fees and expenses. The outstanding principal amount of the notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. We will be required to make mandatory prepayments on the notes on an annual basis in 2013, 2014 and 2015 equal to 15% of our collaborative arrangements received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million and, for payments due in January 2013 and 2014, a minimum prepayment amount of $10.0 million. We may also prepay all or a portion (not less than $5.0 million) of the principal amount of the notes at an optional prepayment price based on a discounted principal amount (during the first three years of the term, subject to a prepayment premium) determined as of the date of prepayment, plus accrued and unpaid interest, plus in the case of a prepayment of the full principal amount of the notes (other than prepayments upon the occurrence of specified transactions relating to a change of control or a substantial sale of assets), all accrued interest that would have accrued between the date of such prepayment and the next anniversary of the note purchase agreement. In lieu of making any optional or mandatory prepayment in cash, at any time after July 1, 2011, subject to certain limitations, we have the right to convert all or a portion of the principal amount of the notes into, or satisfy all or any portion of the optional prepayment amounts or mandatory prepayment amounts (other than the first $10.0 million of mandatory prepayments required in 2013 and 2014) with shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the notes in cash, at any time after July 1, 2011, subject to certain limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. In the event the market price for our common stock is depressed, we may not be able to convert the principal amount of the notes or satisfy our payment obligations in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to convert the notes or satisfy our payment obligations may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay the notes or satisfy our payment obligations under the note purchase agreement when due or that we will comply with the conditions to our ability to convert the principal amount of the notes into or satisfy our payment obligations with shares of our common stock;

•

repayment of our loan from Silicon Valley Bank—On June 2, 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in an amount of $80.0 million. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. In accordance with the terms of the loan and security agreement, we are also required to maintain on deposit an amount equal to at least 100% of the outstanding principal balance of the term loan at all times as support for our obligations under the loan and security agreement. As a result, although the proceeds of the new term loan improve our ability to comply with minimum working capital and cash covenants imposed by our debt instruments with GlaxoSmithKline and Deerfield and thus provide us with more flexibility to use our other cash resources, the proceeds of the term loan cannot directly be used to satisfied our other obligations without causing a default under our loan and security agreement with Silicon Valley Bank;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds;

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including, in particular, with respect to cabozantinib) that provide additional capital;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents and marketable securities that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost of any acquisitions of or investments in businesses, products and technologies.

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

We may need to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. As described below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Requirements,” the terms of our debt owed to GlaxoSmithKline, Deerfield and Silicon Valley Bank each contain covenants requiring us to maintain specified cash balances or working capital. The failure to comply with these covenants could result in an acceleration of the underlying debt obligations. If we cannot raise additional capital in order to remain in compliance with such covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses since inception, including a net loss attributable to Exelixis, Inc. of $92.3 million for the year ended December 31, 2010. As of that date, we had an accumulated deficit of $1,182.1 million. We expect to continue to incur net losses and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of cabozantinib or any other product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, research funding, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. If research funding we receive from collaborators decreases, we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund the development of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We may not realize the expected benefits of our initiatives to control costs.

Managing costs is a key element of our business strategy. Consistent with this element of our strategy, on December 1, 2010 we implemented a restructuring that will result in a reduction of our workforce by approximately 65% over a two-year period. We anticipate that we will incur restructuring charges through the end of 2017 as we implement this restructuring.

We are still assessing our ability to sublease certain of our facilities in light of the workforce reduction as well as the potential for sublease income. Estimates for sublease income would require significant assumptions regarding the time required to contract with subtenants, the amount of idle space we would be able to sublease and potential future sublease rates. If we are able to vacate certain of our facilities, we would need to continue to update our estimate of the lease exist costs in our financial statements until we were able to negotiate an exit to the lease or negotiate a sublease for the remaining term of the lease.

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

Most of our foreign expenses incurred are associated with establishing and conducting clinical trials for cabozantinib. The amount of expenses incurred will be impacted by fluctuations in the currencies of those countries in which we conduct clinical trials. Our agreements with the foreign sites that conduct such clinical trials generally provide that payments for the services provided will be calculated in the currency of that country, and converted into U.S. dollars using various exchange rates based upon when services are rendered or the timing of invoices. When the U.S. dollar weakens against foreign currencies, the U.S. dollar value of the foreign-currency denominated expense increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated expense decreases. Consequently, changes in exchange rates may affect our results of operations.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents or short-term investments and our ability to meet our financing objectives.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments, or long-term investments since December 31, 2010, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.

Risks Related to Development of Cabozantinib

We are dependent on the successful development and commercialization of cabozantinib.

The success of our business is dependent upon the successful development and commercialization of cabozantinib. As part of our strategy, we intend to dedicate all of our proprietary resources to advance cabozantinib as aggressively as feasible. Our ability to realize the value of our investment is contingent on, among other things, successful clinical development, regulatory approval and market acceptance of cabozantinib. If we encounter difficulties in the development of cabozantinib due to any of the factors discussed in this “Risk Factors” section or otherwise, or we do not receive regulatory approval and are unable to commercialize cabozantinib, we will not have the resources necessary to continue our business in its current form.

Clinical testing of cabozantinib and other product candidates is a lengthy, costly, complex and uncertain process and may fail to demonstrate safety and efficacy.

Clinical trials are inherently risky and may reveal that our product candidates are ineffective or have unacceptable toxicity or other side effects that may significantly decrease the likelihood of regulatory approval.

The results of preliminary studies do not necessarily predict clinical or commercial success, and later-stage clinical trials may fail to confirm the results observed in earlier-stage trials or preliminary studies. Although we have established timelines for manufacturing and clinical development of cabozantinib based on existing knowledge of our compounds in development and industry metrics, we may not be able to meet those timelines.

We may experience numerous unforeseen events during, or as a result of, clinical testing that could delay or prevent commercialization of cabozantinib, including:

•	cabozantinib may not prove to be efficacious or may cause, or potentially cause, harmful side effects;

•	negative or inconclusive clinical trial results may require us to conduct further testing or to abandon projects that we had expected to be promising;

•	our competitors may subsequently discover other compounds or therapies that we believe show significantly improved safety or efficacy compared to cabozantinib;

•	patient registration or enrollment in our clinical testing may be lower than we anticipate, resulting in the delay or cancellation of clinical testing; and

•

regulators or institutional review boards withhold authorization of, or delay, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their determination that participating patients are being exposed to unacceptable health risks.

If any of the events described above were to occur and, as a result, we were to have significant delays in or termination of our clinical testing of cabozantinib, our expenses could increase or our ability to generate revenues from cabozantinib could be impaired, either of which could adversely impact our financial results.

We have limited experience in conducting clinical trials and may not be able to rapidly or effectively continue the further development of cabozantinib or meet current or future requirements identified based on our discussions with the FDA. Our planned clinical trials may not begin on time, or at all, may not be completed on schedule, or at all, may not be sufficient for registration of cabozantinib or may not result in an approvable product.

Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of cabozantinib as a product candidate. The duration and the cost of clinical trials may vary significantly over the life of a project as a result of factors relating to the clinical trial, including, among others:

•	the number of patients that ultimately participate in the clinical trial;

•	the duration of patient follow-up that is appropriate in view of the results;

•	the number of clinical sites included in the trials; and

•	the length of time required to enroll suitable patient subjects.

Any delay described above could limit our ability to generate revenues, cause us to incur additional expense and cause the market price of our common stock to decline significantly. Our partners may experience similar risks with respect to the compounds we have outlicensed to them. If any of the events described above were to occur with such programs or compounds, the likelihood of receipt of milestones and royalties under such collaboration agreements could decrease.

If third parties upon which we rely do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize cabozantinib.

We do not have the ability to independently conduct clinical trials for cabozantinib, and we rely on third parties we do not control such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize cabozantinib.

We lack the capability to manufacture compounds for clinical trials and rely on third parties to manufacture cabozantinib, and we may be unable to obtain required material in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.

We do not have the manufacturing capabilities or experience necessary to enable us to produce materials for our clinical trials. We rely on collaborators and third-party contractors to produce cabozantinib for clinical testing. These suppliers must comply with applicable regulatory requirements, including the FDA’s current GMP. Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our future profit margins and our ability to develop and commercialize product cabozantinib on a timely and competitive basis. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality or in the quantity required to meet our development timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our clinical trials may be delayed. Delays in preclinical or clinical testing could delay the initiation of clinical trials.

Our third-party manufacturers may not be able to comply with the GMP regulations, other applicable FDA regulatory requirements or similar regulations applicable outside of the United States. Additionally, if we are required to enter into new supply arrangements, we may not be able to obtain approval from the FDA of any alternate supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of cabozantinib. Failure of our third-party manufacturers or us to obtain approval from the FDA or to comply with applicable regulations could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of cabozantinib, injunctions, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, any of which could have a significant adverse affect on our business.

Materials necessary to manufacture cabozantinib may not be available on commercially reasonable terms, or at all, which may delay its development and commercialization.

Some of the materials necessary for the manufacture of cabozantinib may, from time to time, be available either in limited quantities, or from a limited number of manufacturers, or both. Our contract manufacturers need to obtain these materials for our clinical trials and, potentially, for commercial distribution when and if we obtain marketing approval for cabozantinib. Suppliers may not sell us these materials at the time we need them or on commercially reasonable terms. If we are unable to obtain the materials needed to conduct our clinical trials, product testing and potential regulatory approval could be delayed, adversely affecting our ability to develop cabozantinib. Similarly, if we are unable to obtain critical manufacturing materials after regulatory approval has been obtained, the commercial launch of cabozantinib could be delayed or there could be a shortage in supply, which could materially affect our ability to generate revenues from sales of cabozantinib. If suppliers increase the price of manufacturing materials, the price for cabozantinib may increase, which may make it less competitive in the marketplace. If it becomes necessary to change suppliers for any of these materials or if any of our suppliers experience a shutdown or disruption at the facilities used to produce these materials, due to technical, regulatory or other reasons, it could harm our ability to manufacture cabozantinib.

Risks Related to Our Relationships with Third Parties

We are dependent upon our collaborations with major companies, which subjects us to a number of risks.

We have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb, sanofi-aventis, Genentech, Boehringer Ingelheim, GlaxoSmithKline and Daiichi Sankyo, for the development and ultimate commercialization of a significant number of compounds generated from our research and development efforts. We continue to pursue collaborations for selected unpartnered preclinical and clinical programs and compounds. Our dependence on our relationships with existing collaborators for the development and commercialization of our compounds subjects us to, and our dependence on future collaborators for development and commercialization of additional compounds will subject us to, a number of risks, including:

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

•	business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;

•	a collaborator could independently move forward with a competing drug candidate developed either independently or in collaboration with others, including our competitors;

•	we may be precluded from entering into additional collaboration arrangements with other parties in an area or field of exclusivity;

•	future collaborators may require us to relinquish some important rights, such as marketing and distribution rights; and

•

collaborations may be terminated (as occurred with respect to cabozantinib, that was previously subject to our 2008 collaboration with Bristol-Myers Squibb) or allowed to expire, which would delay the development and may increase the cost of developing our drug candidates.

If any of these risks materialize, our product development efforts could be delayed and otherwise adversely affected, which could adversely impact our business, operating results and financial condition.

If we are unable to continue current collaborations and achieve milestones or royalties, our revenues would suffer.

We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones or royalties, or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements.

If any of these agreements is terminated early (as occurred with respect to cabozantinib, which was previously subject to our 2008 collaboration with Bristol-Myers Squibb), whether unilaterally or by mutual agreement, our revenues could suffer. Most of our collaboration agreements contain early termination provisions. In addition, from time to time we review and assess certain aspects of our collaborations, partnerships and agreements and may amend or terminate, either by mutual agreement or pursuant to any applicable early termination provisions, such collaborations, partnerships or agreements if we deem them to be no longer in our economic or strategic interests. We may not be able to enter into new collaboration agreements on similar or superior financial terms to offset the loss of revenues from the termination or expiration of any of our existing or recently terminated arrangements.

We may be unable to establish collaborations for selected preclinical and clinical compounds.

Our strategy includes the pursuit of new collaborations with leading pharmaceutical and biotechnology companies for the development and ultimate commercialization of selected preclinical and clinical programs and compounds, particularly those drug candidates for which we believe that the capabilities and resources of a partner can accelerate development and help to fully realize their therapeutic and commercial potential. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time consuming to negotiate and document. We may not be able to negotiate additional collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional collaborations because of the numerous risks and uncertainties associated with establishing additional collaborations. If we are unable to negotiate additional collaborations, we may not be able to realize value from a particular drug candidate, particularly those drug candidates as to which we believe a broad development program is appropriate or for which we have determined not to continue to utilize our own resources to develop. As a result, our revenues, capital resources and product development efforts could be adversely affected.

Risks Related to Regulatory Approval of Cabozantinib

Cabozantinib is subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize this product candidate.

Cabozantinib, as well as the activities associated with the research, development and commercialization of the product candidate, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for cabozantinib would prevent us from commercializing this product candidate. We have not received regulatory approval to market cabozantinib in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Before an NDA can be submitted to the FDA, the product candidate must undergo extensive clinical trials, which can take many years and requires substantial expenditures. Any clinical trial may fail to produce results satisfactory to the FDA. For example, the FDA could determine that the design of a clinical trial is inadequate to produce reliable results. The regulatory process also requires preclinical testing, and data obtained from preclinical and clinical activities are susceptible to varying interpretations. The

FDA has substantial discretion in the approval process and may refuse to approve any NDA or decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. For example, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of cabozantinib.

In addition, delays or rejections may be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review. Changes in regulatory approval policy, regulations or statutes or the process for regulatory review during the development or approval periods of cabozantinib may cause delays in the approval or rejection of an application.

Even if the FDA or a comparable authority in another country approves cabozantinib, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, distribution, advertising, promotion, marketing and/or production of cabozantinib and may impose ongoing requirements for post- approval studies, including additional research and development and clinical trials. These agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

Risks Related to Commercialization of Cabozantinib

The commercial success of cabozantinib will depend upon the degree of market acceptance of the product candidate among physicians, patients, health care payors, private health insurers and the medical community.

Our ability to commercialize cabozantinib will be highly dependent upon the extent to which the product candidate gains market acceptance among physicians; patients; health care payors, such as Medicare and Medicaid; private health insurers, including managed care organizations and group purchasing organizations, and the medical community. If cabozantinib does not achieve an adequate level of acceptance, we may not generate adequate product revenues, if at all, and we may not become profitable. The degree of market acceptance of cabozantinib, if approved for commercial sale, will depend upon a number of factors, including:

•	the effectiveness, or perceived effectiveness, of cabozantinib in comparison to competing products;

•	the existence of any significant side effects of cabozantinib, as well as their severity in comparison to any competing products;

•	potential advantages over alternative treatments;

•	the ability to offer cabozantinib for sale at competitive prices;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell cabozantinib, we may be unable to generate product revenues.

We have no experience as a company in the sales, marketing and distribution of pharmaceutical products and do not have a sales and marketing organization. Developing a sales and marketing force would be expensive and time-consuming, could delay any product launch, and we may never be able to develop this capacity. To the extent that we enter into arrangements with third parties to provide sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell cabozantinib ourselves. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenues.

If we are unable to obtain adequate coverage and reimbursement from third-party payors for cabozantinib, our revenues and prospects for profitability will suffer.

Our ability to commercialize cabozantinib will be highly dependent on the extent to which coverage and reimbursement for the product candidate will be available from third-party payors, including governmental payors, such as Medicare and Medicaid, and private health insurers, including managed care organizations and group purchasing organizations. Many patients will not be capable of paying themselves for cabozantinib and will rely on third-party payors to pay for, or subsidize, their medical needs. If third-party payors do not provide coverage or reimbursement for cabozantinib, our revenues and prospects for profitability will suffer. In addition, even if third-party payors provide some coverage or reimbursement for cabozantinib, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans often varies based on the type of contract or plan purchased.

Another factor that may affect the pricing of drugs is proposed congressional action regarding drug reimportation into the United States. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 gives discretion to the Secretary of Health and Human Services to allow drug reimportation into the United States under some circumstances from foreign countries, including countries where the drugs are sold at a lower price than in the United States. Proponents of drug reimportation may attempt to pass legislation, which would allow direct reimportation under certain circumstances. If legislation or regulations were passed allowing the reimportation of drugs, it could decrease the price we receive for cabozantinib, thereby negatively affecting our revenues and prospects for profitability.

In addition, in some foreign countries, particularly the countries in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, price negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement and/or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of cabozantinib to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in the commercialization of cabozantinib. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly approved health care products. In particular, third-party payors may limit the indications for which they will reimburse patients who use cabozantinib. Cost-control initiatives could decrease the price we might establish for cabozantinib, which would result in lower product revenues to us.

Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may affect our ability to sell cabozantinib profitably.

The U.S. and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the U.S. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, beginning in 2011;

•

an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning in 2011;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, effective March 23, 2010;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in April 2010 and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program, effective in January 2010;

•

new requirements to report certain financial arrangements with physicians, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013, and reporting any investment interests held by physicians and their immediate family members during the preceding calendar year;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians, effective April 1, 2012;

•	a licensure framework for follow-on biologic products; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

We also cannot be certain that cabozantinib will successfully be placed on the list of drugs covered by particular health plan formularies, nor can we predict the negotiated price for cabozantinib, which will be determined by market factors. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If cabozantinib is not included on these preferred drug lists, physicians may not be inclined to prescribe it to their Medicaid patients, thereby diminishing the potential market for cabozantinib.

As a result of the PPACA and the trend towards cost-effectiveness criteria and managed healthcare in the United States, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs. Further, we do not have experience in ensuring approval by applicable third-party payors outside of the United States for coverage and reimbursement of cabozantinib. We also anticipate pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

Our competitors may develop products and technologies that make cabozantinib obsolete.

The biotechnology industry is highly fragmented and is characterized by rapid technological change. In particular, the area of kinase-targeted therapies is a rapidly evolving and competitive field. We face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. In addition, significant delays in the development of cabozantinib could allow our competitors to bring products to market before us, which would impair our ability to commercialize cabozantinib. Our future success will depend upon our ability to maintain a competitive position with respect to technological advances. Any products that are developed through our technologies will compete in highly competitive markets. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive. There may also be drug candidates of which we are not aware at an earlier stage of development that may compete with cabozantinib. In addition, if cabozantinib is successfully developed, it may compete with existing therapies that have long histories of use, such as chemotherapy and radiation treatments in cancer indications. Examples of potential competition for cabozantinib include AstraZeneca’s development-stage RET, VEGFR and EGFR inhibitor, vandetanib, other VEGF pathway inhibitors, including Genentech’s bevacizumab, and other MET inhibitors, including Pfizer’s crizotinib, ArQule’s ARQ197, GlaxoSmithKline’s foretinib (XL880) and Genentech’s Met MAb.

We may not be able to manufacture cabozantinib in commercial quantities, which would prevent us from commercializing the product candidate.

To date, cabozantinib has been manufactured in small quantities for preclinical and clinical trials. If cabozantinib is approved by the FDA or other regulatory agencies for commercial sale, we will need to manufacture it in larger quantities. We may not be able to successfully increase the manufacturing capacity, whether in collaboration with third-party manufacturers or on our own, for cabozantinib in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for cabozantinib, the regulatory approval or commercial launch of the product candidate may be delayed or there may be a shortage in supply. Cabozantinib require precise, high-quality manufacturing. The failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

Risks Related to Our Intellectual Property

If we are unable to adequately protect our intellectual property, third parties may be able to use our technology, which could adversely affect our ability to compete in the market.

Our success will depend in part upon our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will continue to apply for patents covering our technologies and products as and when we deem appropriate. However, these applications may be challenged or may fail to result in issued patents. In addition, because patent applications can take many years to issue, there may be pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our product candidates. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patents. In addition, our patents may be challenged or invalidated or may fail to provide us with any competitive advantages, if, for example, others were the first to invent or to file patent applications for these inventions.

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

We are highly dependent upon the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. Also, we may not have sufficient personnel to execute our business plan. Retaining and, where necessary, recruiting qualified clinical and scientific personnel will be critical to support activities related to advancing our clinical and preclinical development programs, and supporting our collaborative arrangements and our internal proprietary research and development efforts. The restructuring that we implemented on December 1, 2010 could have an adverse impact on our ability to retain and recruit qualified personnel. Competition is intense for experienced clinical personnel, and we may be unable to retain or recruit clinical personnel with the expertise or experience necessary to allow us to pursue collaborations, develop our products and core technologies or expand our operations to the extent otherwise possible. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

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

Our headquarters are located in South San Francisco, California, and therefore our facilities are vulnerable to damage from earthquakes. We do not carry earthquake insurance. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures, terrorism and similar events since any insurance we may maintain may not be adequate to cover our losses. If any disaster were to occur, our ability to operate our business at our facilities could be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities could cause significant delays in our programs and make it difficult for us to recover from a disaster. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

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

We may be held liable if any product we or our collaborators develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, product liability claims could result in decreased demand for our product candidates, injury to our reputation, withdrawal of patients from our clinical trials, substantial monetary awards to trial participants and the inability to commercialize any products that we may develop. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling or testing our products. We have obtained limited product liability insurance coverage for our clinical trials in the amount of $10.0 million per occurrence and $10.0 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, if insurance coverage becomes more expensive, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for cabozantinib, we intend to expand our insurance coverage to include the sale of commercial products, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, juries have awarded large judgments in class action lawsuits for claims based on drugs that had unanticipated side effects. In addition, the pharmaceutical and biotechnology industries, in general, have been subject to significant medical malpractice litigation. A successful product liability claim or series of claims brought against us could harm our reputation and business and would decrease our cash reserves.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results to volatility, including:

•	the scope of our research and development activities;

•	recognition of upfront licensing or other fees or revenues;

•	payments of non-refundable upfront or licensing fees, or payment for cost-sharing expenses, to third parties;

•	acceptance of our technologies and platforms;

•	the success rate of our efforts leading to milestone payments and royalties;

•	the introduction of new technologies or products by our competitors;

•	the timing and willingness of collaborators to further develop or, if approved, commercialize our product outlicensed to them;

•	our ability to enter into new collaborative relationships;

•	the termination or non-renewal of existing collaborations;

•	the timing and amount of expenses incurred for clinical development and manufacturing cabozantinib;

•	adjustments to expenses accrued in prior periods based on management’s estimates after the actual level of activity relating to such expenses becomes more certain;

•	the impairment of acquired goodwill and other assets;

•	the impact of the restructuring of the company implemented on December 1, 2010; and

•	general and industry-specific economic conditions that may affect our collaborators’ research and development expenditures.

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

•

announcement of FDA approval or non-approval, or delays in the FDA review process, of cabozantinib or our collaborators’ product candidates or those of our competitors or actions taken by regulatory agencies with respect to our, our collaborators’ or our competitors’ clinical trials;

•

the timing of achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the filing for regulatory approval or the establishment of collaborative arrangements for one or more of our outlicensed programs and compounds;

•	actions taken by regulatory agencies with respect to cabozantinib or our clinical trials for cabozantinib;

•	the announcement of new products by our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	developments in our relationships with our collaborators, including the termination or modification of our agreements;

•	conflicts or litigation with our collaborators;

•	litigation, including intellectual property infringement and product liability lawsuits, involving us;

•	failure to achieve operating results projected by securities analysts;

•	changes in earnings estimates or recommendations by securities analysts;

•	financing transactions;

•	developments in the biotechnology or pharmaceutical industry;

•	sales of large blocks of our common stock or sales of our common stock by our executive officers, directors and significant stockholders;

•	departures of key personnel or board members;

•	developments concerning current or future collaborations;

•	FDA or international regulatory actions;

•	third-party reimbursement policies;

•	disposition of any of our subsidiaries, technologies or compounds; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants or upon vesting of restricted stock units and shares issued under our employee stock purchase plan) in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

We lease a total 367,773 square feet of office and laboratory facilities in South San Francisco, California. The leased premises are comprised of six buildings and covered by four lease agreements. The first two leases covering three buildings for a total of 179,964 square feet expire in 2017, with two five-year options to extend their respective terms prior to expiration. The third lease covering two buildings for a total of 116,063 square feet expires in 2018. A fourth lease covers a portion of one building containing 71,746 square feet that commenced in May 2008 and expires in 2015. In July 2010, we subleased approximately 68,738 square feet of the building covered by the fourth lease to Onyx Pharmaceuticals, Inc. The term of the sublease will expire at the end of our lease term.

In Guilford, Connecticut, we lease 3,000 square feet of office space, under a month-to-month lease, with a six-month termination notice. In February 2011, we provided notice of termination for the lease, which will terminate in August 2011.

We believe that our leased facilities have sufficient space to accommodate our current needs. We are in the process of consolidating our workforce in light of our December 2010 restructuring and expect to vacate and/or sublease at least two of our buildings in South San Francisco during the first half of 2011.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of business.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the NASDAQ Global Select Market (formerly the NASDAQ National Market) under the symbol “EXEL” since April 11, 2000. The following table sets forth, for the periods indicated, the high and low intraday sales prices for our common stock as reported by the NASDAQ Global Select Market:

	Common Stock Price
	High	Low
Quarter ended December 31, 2010	$9.20	$3.84
Quarter ended October 1, 2010	$4.29	$2.86
Quarter ended July 2, 2010	$7.00	$3.11
Quarter ended April 2, 2010	$7.53	$5.77
Quarter ended January 1, 2010	$8.00	$5.30
Quarter ended October 2, 2009	$7.25	$4.25
Quarter ended July 3, 2009	$6.10	$4.09
Quarter ended April 3, 2009	$6.11	$4.18

On February 15, 2011, the last reported sale price on the NASDAQ Global Select Market for our common stock was $10.04 per share.

Holders

As of February 15, 2011, there were approximately 589 stockholders of record of our common stock.

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

The following graph compares, for the five year period ended December 31, 2010, the cumulative total stockholder return for our common stock, the NASDAQ Stock Market (U.S. companies) Index, or the NASDAQ Market Index, and the NASDAQ Biotech Index. The graph assumes that $100 was invested on December 31, 2005 in each of the common stock of the company, the NASDAQ Market Index and the NASDAQ Biotech Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/05	03/31/06	06/30/06	09/30/06	12/31/06	03/31/07	06/30/07
Exelixis, Inc.	100	127	107	92	96	106	128
NASDAQ Market Index	100	106	98	102	110	110	118
NASDAQ Biotech Index	100	106	94	95	101	98	102

	09/30/07	12/31/07	03/31/08	06/30/08	09/30/08	12/31/08	03/31/09
Exelixis, Inc.	112	92	72	54	67	55	52
NASDAQ Market Index	122	121	103	105	99	74	74
NASDAQ Biotech Index	108	107	97	101	109	94	85

	06/30/09	09/30/09	12/31/09	03/31/10	06/30/10	09/30/10	12/31/10
Exelixis, Inc.	50	64	78	71	38	42	87
NASDAQ Market Index	81	93	103	109	95	108	120
NASDAQ Biotech Index	92	103	107	120	100	113	123

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from our audited consolidated financial statements. The financial information as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$185,045	$151,759	$117,859	$113,470	$98,670
Operating expenses:
Research and development	210,678	234,702	257,390	225,375	185,481
General and administrative	33,020	34,382	36,892	44,940	39,123
Collaboration cost sharing	—	4,582	—	—	—
Amortization of intangible assets	—	—	—	202	820
Restructuring charge	32,744	—	2,890	—	—

Total operating expenses	276,442	273,666	297,172	270,517	225,424

Loss from operations	(91,397)	(121,907)	(179,313)	(157,047)	(126,754)
Total other income (expense)(1)	(1,005)	(18,936)	3,743	46,025	3,565

Consolidated loss before taxes	(92,402)	(140,843)	(175,570)	(111,022)	(123,189)
Tax benefit	72	1,286	—	—	—

Consolidated net loss	(92,330)	(139,557)	(175,570)	(111,022)	(123,189)
Loss attributable to noncontrolling interest	—	4,337	12,716	24,641	21,697

Net loss attributable to Exelixis, Inc.	$(92,330)	$(135,220)	$(162,854)	$(86,381)	$(101,492)

Net loss per share, basic and diluted, attributable to Exelixis, Inc.	$(0.85)	$(1.26)	$(1.54)	$(0.87)	$(1.17)

Shares used in computing basic and diluted net loss per share	108,522	107,073	105,498	99,147	86,602

(1)	In June 2009 we recorded a $9.8 million loss upon deconsolidation of Symphony Evolution, Inc. as a result of the expiration of our purchase option. In addition, our credit facility with Deerfield expired in November 2009, resulting in our acceleration of interest expense of $5.2 million relating to the closing fee and outstanding warrants issued in connection with the facility. In 2007, we sold 80.1% of our former German subsidiary, Artemis Pharmaceuticals GmbH and our plant trait business, and recognized a gain of $18.1 million and $18.8 million in other income, respectively. In 2008, 2009 and 2010, in association with the sale of our plant trait business, we recognized an additional gain on the sale of the business of $4.5 million, $2.1 million and $7.2 million respectively.

	Year Ended December 31,
	2010	2009		2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, marketable securities, investments held by Symphony Evolution, Inc. and restricted cash and investments (1)	$256,377	$220,993		$284,185	$299,530	$263,180
Working capital (deficit)	(16,455)	22,882		82,028	150,898	150,814
Total assets	360,790	343,410		401,622	412,120	395,417
Long-term obligations, less current portion	186,702	57,688		97,339	130,671	128,565
Accumulated deficit	(1,182,054)	(1,089,724)		(954,504)	(791,650)	(705,269)
Total stockholders’ (deficit) equity	(228,325)	(163,725	) )	(56,261)	85,511	90,611

(1)	Amounts for the years ended December 31, 2008, 2007 and 2006 include $14.7 million, $30.9 million and $55.1 million, respectively in investments held Symphony Evolution, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Annual Report on Form 10-K are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “focus,” “assume,” “goal,” “objective,” “will,” “may” “should,” “would,” “could,” “estimate,” “predict,” “potential,” “continue,” “encouraging” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Item 1A. Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We are a biotechnology company committed to developing small molecule therapies for the treatment of cancer. We are focusing our resources and development efforts exclusively on cabozantinib (XL184), our most advanced solely-owned product candidate, in order to maximize the therapeutic and commercial potential of this compound. We believe cabozantinib has the potential to be a high-quality, differentiated pharmaceutical product that can make a meaningful difference in the lives of patients. We have also established a portfolio of other novel compounds that we believe have the potential to address serious unmet medical needs.

Cabozantinib inhibits MET, VEGFR2 and RET, proteins that are key drivers of tumor growth and/or vascularization. Cabozantinib is the most advanced inhibitor of MET in clinical development and is being evaluated in a broad development program encompassing multiple cancer indications. The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer and ovarian cancer, based on encouraging interim data that has emerged from a randomized discontinuation trial investigating cabozantinib in nine distinct tumor types. Cabozantinib is also being studied in an ongoing global phase 3 registration trial in medullary thyroid cancer. We expect to release top-line results from the phase 3 trial in the first half of 2011 and to potentially submit a new drug application, or NDA, for cabozantinib as a treatment for medullary thyroid cancer in the United States in the second half of 2011.

Based on the strength of our expertise in biology, drug discovery and development, we have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb Company, sanofi-aventis, Genentech, Inc. (a wholly owned member of the Roche Group), Boehringer Ingelheim GmbH, GlaxoSmithKline and Daiichi Sankyo Company Limited for the majority of the remaining compounds and programs in our portfolio. Pursuant to these collaborations, we have out-licensed compounds or programs to a partner for further development and commercialization, generally have no further unfunded cost obligations related to such compounds or programs and may be entitled to receive research funding, milestones and royalties or a share of profits from commercialization.

Our strategy is to aggressively advance cabozantinib through development toward commercialization. In doing so, we will pursue a pragmatic development plan focused on those cancer indications where we believe cabozantinib has the greatest near-term therapeutic and commercial potential. We are aggressively managing our expenses to preserve our cash resources and ensure we are appropriately dedicating those resources towards successfully executing our strategy.

In furtherance of our decision to focus on cabozantinib and aggressively manage our expenses, in December 2010 we implemented a restructuring plan that resulted in a reduction of our workforce by 143 employees. Personnel reductions were made across our entire organization, including discovery, development and general & administrative, or G&A departments. Further personnel reductions are expected to be made through the end of 2012 as we complete our obligations under collaboration agreements and withdraw resources from completed projects. With the exception of activities related to cabozantinib, we are discontinuing efforts with respect to all of our compounds and programs that are not funded by partners pursuant to collaboration agreements and are actively pursuing collaborations or other external opportunities for the continued development of these compounds and programs. Discovery and clinical activities under various collaborations will continue at funded levels until we complete our contractual obligations. Such funded programs include XL147, XL765 and isoform-selective PI3K inhibitors in collaboration with sanofi-aventis, our sphingosine-1-phosphate type 1 receptor, or S1P1 receptor, collaboration with Boehringer Ingelheim and XL281 and our ROR collaboration with Bristol-Myers Squibb Company.

Certain Factors Important to Understanding Our Financial Condition and Results of Operations

Successful development of drugs is inherently difficult and uncertain. Our business requires significant investments in research and development over many years, often for products that fail during the research and development process. Our long-term prospects depend upon our ability, particularly with respect to cabozantinib, and the ability of our partners to successfully commercialize new therapeutics in highly competitive areas such as cancer treatment. Our financial performance is driven by many factors, including those described below.

Clinical Development of Cabozantinib and Other Product Candidates

In December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for cabozantinib and XL281. Upon effectiveness of the collaboration agreement in December 2008, Bristol-Myers Squibb made a nonrefundable upfront cash payment of $195.0 million for the development and commercialization rights to both programs. The agreement required Bristol-Myers Squibb to make additional license payments to us of $45.0 million, which were received during 2009.

On June 18, 2010, we regained full rights to develop and commercialize cabozantinib under our collaboration agreement with Bristol-Myers Squibb following receipt of notice from Bristol-Myers Squibb of its decision to terminate the 2008 collaboration, solely as to cabozantinib, on a worldwide basis. Bristol-Myers Squibb informed us that the termination was based upon its review of cabozantinib in the context of Bristol-Myers Squibb’s overall research and development priorities and pipeline products. On June 28, 2010, in connection with the termination, we received a $17.0 million transition payment from Bristol-Myers Squibb in satisfaction of its obligations under the collaboration agreement to continue to fund its share of development costs for cabozantinib for a period of three months following the notice of termination. As a result of the termination, Bristol-Myers Squibb’s license relating to cabozantinib terminated and its rights to cabozantinib reverted to us, and we received, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize cabozantinib.

We are focusing our resources and development efforts on the development of cabozantinib. However, the product candidate may fail to show adequate safety or efficacy in clinical testing. Furthermore, predicting the timing of the initiation or completion of clinical trials is difficult, and our trials may be delayed due to many factors, including factors outside of our control. The future development path of cabozantinib depends upon the results of each stage of clinical development. We expect to incur increased expenses for the development of cabozantinib as it advances in clinical development.

With the exception of activities related to cabozantinib, we are discontinuing efforts with respect to all of our compounds and programs that are not funded by partners pursuant to collaboration agreements and are actively pursuing collaborations or other external opportunities for the continued development of these compounds and programs. Discovery and clinical activities under various collaborations are expected to continue at funded levels until we complete our contractual obligations. We do not expect to conduct funded activities for partners under future collaborations.

Limited Sources of Revenues

We have no pharmaceutical products that have received marketing approval, and we have generated no revenues to date from the sale of such products. We do not expect to generate revenues from the sale of pharmaceutical products in the near term and expect that all of our near-term revenues, such as research and development funding, license fees and milestone payments and royalty revenues, will be generated from collaboration agreements with our current and potential future partners. Milestones under these agreements may be tied to factors that are outside of our control, such as significant clinical or regulatory events with respect to compounds that have been licensed to our partners.

Liquidity

As of December 31, 2010, we had $256.4 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $6.4 million and approximately $96.9 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, marketable securities, long-term investments and funding that we expect to receive from existing collaborators will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and depend on many factors, including the following:

•	the progress and scope of the development activity with respect to cabozantinib;

•	whether we repay amounts outstanding under our loan and security agreement with GlaxoSmithKline in cash or shares of our common stock;

•

whether we elect to pay cash or to issue shares of our common stock in respect of any conversion of our principal, prepayments or payments of interest in connection with the secured convertible notes we issued to entities affiliated with Deerfield Management Company, L.P., or Deerfield, under the note purchase agreement;

•	whether we elect to prepay the amounts advanced under our loan from Silicon Valley Bank;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds; and

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including in particular with respect to cabozantinib) that provide additional capital.

Our minimum liquidity needs are also determined by financial covenants in our loan and security agreement, as amended, with GlaxoSmithKline, our loan and security agreement with Silicon Valley Bank and our note purchase agreement with the Deerfield, as well as other factors, which are described under “– Liquidity and Capital Resources – Cash Requirements”.

Our ability to raise additional funds may be severely impaired if any of our product candidates fails to show adequate safety or efficacy in clinical testing.

Deerfield Facility

On June 2, 2010, we entered into a note purchase agreement with Deerfield pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million initial principal amount of our secured convertible notes due June 2015 for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. The outstanding principal amount of the notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. We will be required to make mandatory prepayments on the notes on an annual basis in 2013, 2014 and 2015 equal to 15% of certain revenues from our collaborative arrangements received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million and, for payments due in January 2013 and 2014, a minimum prepayment amount of $10.0 million. We may also prepay all or a portion (not less than $5.0 million) of the principal amount of the notes at an optional prepayment price based on a discounted principal amount (during the first three years of the term, subject to a prepayment premium) determined as of the date of prepayment, plus accrued and unpaid interest, plus in the case of a prepayment of the full principal amount of the notes (other than prepayments upon the occurrence of specified transactions relating to a change of control or a substantial sale of assets), all accrued interest that would have accrued between the date of such prepayment and the next anniversary of the note purchase agreement. In lieu of making any optional or mandatory prepayment in cash, at any time after July 1, 2011, subject to certain limitations (including a cap on the number of shares issuable under the note purchase agreement), we have the right to convert all or a portion of the principal amount of the notes into, or satisfy all or any portion of the optional prepayment amounts or mandatory prepayment amounts (other than the first $10.0 million of mandatory prepayments required in 2013 and 2014) with shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the notes in cash, at any time after July 1, 2011, subject to certain limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. Upon certain changes of control of our company, a sale or transfer of assets in one transaction or a series of related transactions for a purchase price of more than $400 million or a sale or transfer of more than 50% of our assets, Deerfield may require us to prepay the notes at the optional prepayment price, plus accrued and unpaid interest and any other accrued and reimbursable expenses, or the Put Price. Upon an event of default, Deerfield may declare all or a portion of the Put Price to be immediately due and payable.

We also entered into a security agreement in favor of Deerfield which provides that our obligations under the notes will be secured by substantially all of our assets except intellectual property. The note purchase agreement and the security agreement include customary representations and warranties and covenants made by us, including restrictions on the incurrence of additional indebtedness.

Loan Agreement with Silicon Valley Bank

On June 2, 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in the amount of $80.0 million. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. We are required to maintain at all times on deposit in a non-interest bearing demand deposit account(s) with Silicon Valley Bank or one of its affiliates a compensating balance, which constitutes support for the obligations under the term loan, with a principal balance in value equal to at least 100% of the outstanding principal balance of the term loan. Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.00%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement.

We are also required to maintain at all times on deposit in a non-interest bearing demand deposit account(s) with Silicon Valley Bank or one of its affiliates, funds equal to the amount of proceeds we have drawn with respect to equipment lines of credit under our loan and security agreement with Silicon Valley Bank.

sanofi-aventis

In May 2009, we entered into a global license agreement with sanofi-aventis for XL147 and XL765 and a broad collaboration for the discovery of inhibitors of PI3K for the treatment of cancer. The license agreement and collaboration agreement became effective on July 7, 2009. In connection with the effectiveness of the license and collaboration, on July 20, 2009, we received upfront payments of $140.0 million ($120.0 million for the license and $20.0 million for the collaboration), less applicable withholding taxes of $7.0 million, for a net receipt of $133.0 million. We expect to receive a refund payment from the French government in 2011 with respect to the withholding taxes previously withheld.

Under the license agreement, sanofi-aventis received a worldwide exclusive license to XL147 and XL765, which are in phase 1, phase 1b/2 and phase 2 clinical trials, and has sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities. sanofi-aventis is responsible for funding all development activities with respect to XL147 and XL765, including our activities. Following the effectiveness of the license agreement, we have been conducting the majority of the clinical trials for XL147 and XL765 at the expense of sanofi-aventis. As provided for under the license agreement however, the parties have agreed to transition all future development activities for these compounds to sanofi-aventis. The parties anticipate that the transition will be completed by the end of the second quarter of 2011. As a result of the transition of development activities to sanofi-aventis, we expect to no longer receive reimbursements from sanofi-aventis with respect to XL147 and XL765 and we plan to reduce our development capacity such that no further operating expenses will be incurred in connection with these programs once the transition is complete.

Under the collaboration agreement, the parties agreed to combine efforts in establishing several pre-clinical PI3K programs and jointly share responsibility for research and preclinical activities related to isoform-selective inhibitors of PI3K-a and -ß. sanofi-aventis will continue to provide us with guaranteed annual research and development funding during the research term and is responsible for funding all development activities for each product following approval of the investigational new drug, or IND, application filed with the applicable regulatory authorities for such product. We are entitled to receive guaranteed research funding of $21.0 million over three years to cover certain of our costs under the collaboration agreement. sanofi-aventis will have sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities of any products arising from the collaboration; however, we may be requested to conduct certain clinical trials at sanofi-aventis’ expense. The research term under the collaboration is three years, although sanofi-aventis has the right to extend the term for an additional one-year period upon prior written notice.

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

2010 Restructurings

As a consequence of our ongoing efforts to manage costs and our strategy to focus our resources and development efforts on the development of our most advanced solely-owned product candidate, cabozantinib, we implemented two restructuring plans during 2010 resulting in an aggregate reduction of 399 employees. In connection with the December 2010 restructuring plan, further personnel reductions are expected to be made through the end of 2012 as we complete our obligations under collaboration agreements and withdraw resources from completed projects.

We have recorded aggregate restructuring charges of approximately $32.7 million during 2010 of which $17.7 million related to termination benefits and $15.0 million related to facility-related charges and other impairment charges. With respect to the March 2010 restructuring, we expect to incur an additional restructuring charge of $1.7 million relating to the sublease and exit of one of our South San Francisco buildings. With respect to the December 2010 restructuring, we expect to incur additional restructuring charges in the range of $25 million to $30 million, including facility-related charges in connection with the anticipated sublease and exit of two of our South San Francisco buildings and $1.4 million related to additional termination benefits.

As of December 31, 2010, the restructuring plans have resulted in aggregate cash expenditures of $14.3 million. For the March 2010 restructuring, we expect to pay an additional $10.5 million, of which $10.2 million relates to facility costs, net of cash received from our subtenant. For the December 2010 restructuring plan, we expect to incur aggregate cash expenditures in the range of $35 million to $40 million, of which approximately $0.1 million related to termination benefits was paid in the fourth quarter of 2010, approximately $6.4 million related to termination benefits is expected to be paid during the first three quarters of 2011 and the balance, related to facility costs, is expected to be paid through 2017.

The restructuring charges that we expect to incur in connection with the restructuring plans are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring plan.

GlaxoSmithKline Loan Repayment Obligations

In October 2002, we entered into a collaboration with GlaxoSmithKline to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. On October 27, 2010, we paid approximately $37.0 million in cash to GlaxoSmithKline as the second of three installments of principal and accrued interest due under the loan agreement. After giving effect to all repayments made, as of December 31, 2010, the aggregate principal and interest outstanding under the loan was $35.9 million. The final installment of principal and accrued interest under the loan is due October 27, 2011. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be made in the form of our common stock at fair market value, subject to certain conditions, or cash. In the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders.

As a result, we may need to obtain additional funding to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock.

Critical Accounting Estimates

Our consolidated financial statements and related notes are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, which require us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenues from license fees and milestone payments primarily consist of up-front license fees and milestone payments received under various collaboration agreements. We initially recognize upfront fees received from third party collaborators as unearned revenues and then recognize these amounts on a ratable basis over the expected term of the research collaboration. Therefore, any changes in the expected term of the research collaboration will impact revenue recognition for the given period. For example, in the second quarter of 2010, the estimated research term under our collaboration agreement with Boehringer Ingelheim was extended through March 2011, resulting in an extension in the period over which we will recognize license revenues and decreasing our license revenues recognized each quarter to $0.7 million, down from $1.4 million. Often, the total research term is not contractually defined and an estimate of the term of our total obligation must be made. For example, under the 2008 cancer collaboration with Bristol-Myers Squibb, we estimated our term to be through August 2013, which is the estimated term of our performance obligations for XL281. We estimate that this is the period over which we are obligated to perform services and therefore the appropriate term with which to ratably recognize any license fees. During the fourth quarter of 2010, this estimate was extended to April 2014 as a result of the decision with Bristol-Myers Squibb to complete additional phase 1 trial programs for XL281. License fees are classified as license revenues in our consolidated statement of operations.

Although milestone payments are generally non-refundable once the milestone is achieved, we recognize milestone revenues on a straight-line basis over the expected research term of the arrangement. This typically results in a portion of a milestone being recognized on the date the milestone is achieved, with the balance being recognized over the remaining research term of the agreement. There is diversity in practice on the recognition of milestone revenues. Other companies have adopted an alternative milestone revenue recognition policy, whereby the full milestone fee is recognized upon completion of the milestone. If we had adopted such a policy, our revenues recorded to date would have increased and our deferred revenues would have decreased by a material amount compared to total revenues recognized. In certain situations, we may receive milestone payments after the end of our period of continued involvement. In such circumstances, we would recognize 100% of the milestone revenues when the milestone is achieved. Milestones are classified as contract revenues in our consolidated statement of operations.

Collaborative agreement reimbursement revenues consist of research and development support received from collaborators. Collaborative agreement reimbursement revenues are recorded as earned based on the performance requirements by both parties under the respective contracts. Under the 2008 cancer collaboration with Bristol-Myers Squibb and prior to its termination by Bristol-Myers Squibb as to cabozantinib, certain research and development expenses were partially reimbursable to us. On an annual basis, the amounts that Bristol-Myers Squibb owed us, net of amounts reimbursable to Bristol-Myers Squibb by us on those projects, were recorded as revenues. Conversely, research and development expenses included the net settlement of amounts we owed Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on such projects. In annual periods when net research and development funding payments were payable to Bristol-Myers Squibb, these payments were presented as collaboration cost-sharing expense. Reimbursements under co-development agreements were classified as collaboration reimbursement revenues, while reimbursements under other arrangements were classified as contract revenues in our consolidated statement of operations. Notwithstanding termination by Bristol-Myers Squibb, revenues from the 2008 cancer collaboration will continue to be determined and reflected on an annual basis.

Some of our research and licensing arrangements have multiple deliverables in order to meet our customer’s needs. For example, the arrangements may include a combination of intellectual property rights and research and development services. Multiple element revenue agreements are evaluated to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria are treated as one unit of accounting for purposes of revenue recognition. Generally, the revenue recognition guidance applicable to the final deliverable is followed for the combined unit of accounting. For certain arrangements, the period of time over which certain deliverables will be provided is not contractually defined. Accordingly, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, in 2008, under our collaboration with GlaxoSmithKline, we accelerated $18.5 million in previously deferred revenue as a result of the development term concluding on the earliest scheduled end date of October 27, 2008, instead of the previously estimated end date of October 27, 2010.

Clinical Trial Accruals

Substantial portions of our preclinical studies and all of our clinical trials have been performed by third-party contract research organizations, or CROs, and other vendors. We accrue expenses for preclinical studies performed by our vendors based on certain estimates over the term of the service period and adjust our estimates as required. We accrue expenses for clinical trial activities performed by CROs based upon the estimated amount of work completed on each study. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites, and the duration for which the patients will be enrolled in the study. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, review of contractual terms and correspondence with CROs. We base our estimates on the best information available at the time. However, additional information may become available to us which will allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Such increases or decreases in expenses are generally considered to be changes in estimates and will be reflected in research and development expenses in the period first known. For example, during the year ended December 31, 2010, we recorded a reduction related to prior periods of approximately $0.9 million to our accrued clinical trial liabilities and research and development expenses primarily related to our phase 2 and phase 3 clinical trials for cabozantinib.

Restructuring Liability

In connection with our 2010 restructuring activities, we estimate facility-related restructuring charges which represent the present value of the estimated facility costs for which we would obtain no future economic benefit offset by estimated future sublease income, including any credit or debit relating to existing deferred rent balances associated with the vacated building.

We derive our estimates based primarily on discussions with our brokers and our own view of market conditions based in part on discussions with potential subtenants. These estimates require significant assumptions regarding the time required to contract with subtenants, the amount of idle space we would be able to sublease and potential future sublease rates. The present value factor, which also affects the level of accreted interest expense that we will recognize as additional restructuring charges over the term of the lease, is based on our estimate of our credit-risk adjusted borrowing rate at the time the initial lease-related restructuring liability is calculated.

Changes in the assumptions underlying our estimates could have a material impact on our restructuring charge and restructuring liability. We are required to continue to update our estimate of our restructuring liability in future periods as conditions warrant, and we expect to further revise our estimate in future periods as we continue our discussions with potential subtenants.

In addition, in connection with our sublease efforts for two of our buildings in South San Francisco, if we sublease these facilities for rates that are not significantly in excess of our costs, we would not likely recover the carrying value of certain assets associated with these facilities. As such, we could potentially recognize additional asset impairment charges, in future periods, if we were to sublease parts of both of these buildings.

Stock Option Valuation

Our estimate of compensation expense requires us to determine the appropriate fair value model and a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures and related tax effects. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, companies are required to estimate the expected term of the option for input to an option-pricing model. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to value stock based awards granted in future periods. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be materially different from what we have recorded in the current period. As of December 31, 2010, $12.0 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of

2.2 years in addition to $8.6 million of total unrecognized compensation expense relating to restricted stock units, or RSUs, which was expected to be recognized over 3.2 years. See Note 11 of the Notes to our Consolidated Financial Statements for a further discussion regarding stock-based compensation.

Fiscal Year Convention

Exelixis has adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st. Fiscal year 2008, a 53-week year, ended on January 2, 2009, fiscal year 2009, a 52-week year, ended on January 1, 2010 and fiscal year 2010, a 52-week year, ended on December 31, 2010. Fiscal year 2011, a 52-week year, will end on December 30, 2011. For convenience, references in this report as of and for the fiscal years ended January 2, 2009, January 1, 2010 and December 31, 2010 are indicated on a calendar year basis, ended December 31, 2008, 2009 and 2010, respectively.

Results of Operations – Comparison of Years Ended December 31, 2010, 2009 and 2008

Revenues

Total revenues by category, as compared to the prior year, were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2010	2009	2008
Contract revenues:
Research and development funding	$42.8	$36.6	$24.8
Milestones	18.4	17.6	45.8
Collaboration reimbursements	27.4	—	0.3
Delivery of compounds under chemistry collaborations	—	—	0.2
License revenues, amortization of upfront payments, including amortization of premiums for equity purchases	96.4	97.6	46.8
Total revenues	$185.0	$151.8	$117.9
Dollar increase	$33.2	$33.9	$4.4
Percentage increase	22%	29%	4%

Total revenues by customer, as compared to the prior year, were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2010	2009	2008
Bristol-Myers Squibb	$91.9	$81.4	$54.8
sanofi-aventis	77.6	46.9	—
Genentech	7.0	12.0	19.6
GlaxoSmithKline	—	0.5	43.1
Daiichi Sankyo	5.0	—	—
Boehringer Ingelheim	3.5	10.8	—
All other revenue sources	—	0.2	0.4
Total revenues	$185.0	$151.8	$117.9
Dollar increase	$33.2	$33.9	$4.4
Percentage increase	22%	29%	4%

The increase in revenues from 2009 to 2010 was primarily due to our collaboration agreements with sanofi-aventis for XL147, XL765 and the discovery of inhibitors of PI3K. In addition to the increase resulting from our collaboration agreements with sanofi-aventis, we also recognized increases in revenues of $27.4 million due to increased collaboration cost-sharing reimbursements relating to our 2008 cancer collaboration agreement with Bristol Myers-Squibb for cabozantinib and XL281. These increases in revenues were partially offset by a reduction in license revenues relating to our 2009 collaboration with Boehringer Ingelheim and our amended 2007 cancer collaboration with Bristol-Myers Squibb, as well as the conclusion of our MEK collaboration with Genentech. In addition, we had a decline in milestone and contract revenues related to our 2007 cancer collaboration with Bristol-Myers Squibb and the completion of revenue recognition under our LXR collaboration with Bristol-Myers Squibb.

The increase in revenues from 2008 to 2009 was primarily due to our May 2009 collaboration agreement with sanofi-aventis for the discovery of inhibitors of PI3K. We also recognized increases of $45.9 million in revenues from our 2008 cancer collaboration with Bristol-Myers Squibb relating to cabozantinib and XL281 and $10.8 million in revenues from our May 2009 collaboration with Boehringer Ingelheim. These increases in revenues were partially offset by decreases in milestone and contract revenues relating to the conclusion of certain collaborations with GlaxoSmithKline, Genentech and Bristol-Myers Squibb, in addition to a decline in research and development funding relating to fewer full-time equivalent employees under our LXR collaboration with Bristol-Myers Squibb.

Research and Development Expenses

Total research and development expenses were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2010	2009	2008
Research and development expenses	$210.7	$234.7	$257.4
Dollar (decrease) increase	$(24.0)	$(22.7)	$32.0
Percentage (decrease) increase	(10%)	(9%)	14%

Research and development expenses consist primarily of clinical trial expenses, personnel expenses, consulting expenses, laboratory supplies, general corporate costs, stock-based compensation and facility costs. The decrease in 2010 compared to 2009 resulted primarily from the following:

•

Personnel – Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, decreased by $23.4 million, or 32%, primarily due to a reduction in headcount resulting from our restructuring implemented in March 2010.

•

General Corporate Costs – There was a decrease of $8.5 million, or 19%, in the allocation of general corporate costs (such as facility costs, property taxes and insurance) to research and development, primarily as a result of a decrease in personnel and the exit of certain facilities in San Diego and South San Francisco, as a result of our March 2010 restructuring plan, and the resulting decrease in costs to be allocated.

•

Laboratory Supplies – Laboratory supplies decreased by $7.1 million, or 46%, primarily due to the decrease in headcount and other cost cutting measures as a result of our March 2010 restructuring plan.

•	Stock-Based Compensation – Stock-based compensation expense decreased by $4.2 million, or 26%, as a result of our reduction in headcount from our restructuring implemented in March 2010.

These decreases were partially offset by an increase in clinical trial expenses and a decline in cost reimbursements. Clinical trial expenses, which include services performed by third-party contract research organizations and other vendors, increased by $17.8 million, or 27%, primarily due to increased phase 2 and phase 3 clinical trial activity for cabozantinib and increased phase 2 clinical trial activity for XL147. These increases were partially offset by reduced activities associated with SEI-related compounds, for which the arrangement ended in 2009, as well as a decline in activities associated with various other compounds. In addition, an increase in research and development funding of $7.0 was recognized as a reduction to research and development expenses in 2009, which primarily related to our 2007 contract research agreement with Agrigenetics, Inc., or Agrigenetics, which ended in 2009. The 2010 research and development funding, which stems from our agreement with a third party relating to the sale of our cell factory business, ended in the second quarter of 2010.

The change in 2009 compared to 2008 resulted primarily from the following:

•

Clinical Trials – Clinical trial expenses, which include services performed by third-party contract research organizations and other vendors, decreased by $9.9 million, or 13%, primarily due to the wind down of activities associated with XL647, XL820, XL784 and XL844 clinical trials, the transfer of XL880 to GlaxoSmithKline in 2008, the transfer of XL518 to Genentech in March 2009, and non-clinical toxicology studies conducted in 2008 on XL019. These decreases were partially offset by an increase in phase 2 and phase 3 clinical trial activities for cabozantinib, IND activity for XL388, increased phase 1 clinical trial activity for XL281 and increased phase 1 clinical trial activity related to XL765, XL147 and XL139.

•

Personnel – Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, decreased by $6.8 million, or 9%, primarily due to a reduction in headcount related to our restructuring in November 2008.

•

Laboratory Supplies – Laboratory supplies decreased by $2.6 million, or 15%, primarily due to the decrease in headcount and other cost cutting measures as a result of our November 2008 restructuring plan.

•

Cost Reimbursement – Primarily as a result of our contract research agreement with Agrigenetics, we received an increase in research and development funding of $2.3 million that was recognized as a reduction to research and development expense.

We do not track total research and development expenses separately for each of our research and development programs. We group our research and development expenses into three categories: drug discovery, development and other. Our drug discovery group utilizes a variety of high-throughput technologies to enable the rapid discovery, optimization and extensive characterization of lead compounds such that we are able to select development candidates with the best potential for further evaluation and advancement into clinical development. Drug discovery expenses relate primarily to personnel expense, lab supplies and general corporate costs. Our development group leads the development and implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. Development expenses relate primarily to clinical trial, personnel and general corporate costs. The other category primarily includes stock-based compensation expense.

In addition to reviewing the three categories of research and development expenses described above, we principally consider qualitative factors in making decisions regarding our research and development programs. Such factors include enrollment in clinical trials for our drug candidates, the results of and data from clinical trials, the potential indications for our drug candidates, the therapeutic and commercial potential for our drug candidates and competitive dynamics. We also make our research and development decisions in the context of our overall business strategy, which historically included the pursuit of commercial collaborations with major pharmaceutical and biotechnology companies for the development of our drug candidates. As noted under “— Overview,” we are focusing our resources and development efforts exclusively on cabozantinib in order to maximize the therapeutic and commercial potential of this compound. Our strategy is to aggressively advance cabozantinib through development toward commercialization, and as a result, we expect nearly all of our future research and development expenses to relate to the clinical development of cabozantinib.

The expenditures summarized in the following table reflect total research and development expenses by category, including allocations for general and administrative expense (dollar amounts are presented in millions):

	2010	2009	2008	Inception to date (1)
Drug Discovery	$54.1	$88.0	$102.5	$438.6
Development	142.9	126.8	138.0	581.0
Other	13.7	19.9	16.9	94.1

Total	$210.7	$234.7	$257.4	$1,113.7

(1)	Inception is as of January 1, 2006, the date on which we began tracking research and development expenses by category.

While we do not track total research and development expenses separately for each program, beginning in fiscal 2006, we began tracking third party expenditures directly relating to each program as a way of monitoring external costs. Our third party research and development expenditures relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing, and represent only a portion of the costs related to each program. Third party expenditures for programs initiated prior to the beginning of fiscal 2006 have not been tracked from project inception, and therefore such expenditures from the actual inception for most of our programs are not available. We do not accumulate on a program-specific basis internal research and development expenses, such as salaries and personnel expenses, facilities overhead expenses and external costs not directly attributable to a specific project. Nevertheless, we believe that third party expenditures by program provide a reasonable estimate of the percentage of our total research and development expenses that are attributable to each such program. For fiscal year 2010, the programs representing the greatest portion of our external third party research and development expenditures were cabozantinib (66%), XL147 (14%), XL765 (7%), XL228 (4%) and XL281 (3%). The expenses for these programs were primarily included in the development category of our research and development expenses and exclude the impact of any amounts reimbursed by our partners.

We do not have reliable estimates regarding the timing of our clinical trials. We estimate that typical phase 1 clinical trials last approximately one year, phase 2 clinical trials last approximately one to two years and phase 3 clinical trials last approximately two to four years. However, the length of time may vary substantially according to factors relating to the particular clinical trial, such as the type and intended use of the drug candidate, the clinical trial design and the ability to enroll suitable patients. In general, we will incur increased research and development expenses for compounds that advance in clinical development, whereas expenses will end for compounds that do not warrant further clinical development.

We do not have reliable estimates of total costs for a particular drug candidate to reach the market. Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may involve unanticipated additional clinical trials and may not result in receipt of the necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. In addition, clinical trials of our potential products may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.

General and Administrative Expenses

Total general and administrative expenses were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2010	2009	2008
General and administrative expenses	$33.0	$34.4	$36.9
Dollar decrease	$(1.4)	$(2.5)	$(8.0)
Percentage decrease	(4)%	(7)%	(18)%

General and administrative expenses consist primarily of personnel expenses, employee stock-based compensation expense, facility costs and consulting and professional expenses, such as legal and accounting fees. The decrease in 2010 from 2009 was primarily due to decreased personnel and facility costs related to our March 2010 restructuring, partially offset by a change in the allocation of overhead expenses as a result of our March restructuring in addition to a slight increase in patent costs.

The decrease in 2009 from 2008 was primarily due to a reduction in headcount related to our restructuring in November 2008, reduced consulting and outside service costs, and other cost saving measures. These decreases were partially offset by an increase in rent and other facility costs associated with our properties.

Collaboration Reimbursement Revenues (Cost-Sharing Expenses)

Total collaboration reimbursement revenues (cost-sharing expenses) were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2010	2009	2008
Collaboration reimbursements (cost-sharing expenses)	$27.4	$(4.6)	$0.3
Dollar change	$32.0	$(4.9)	$0.3
Percentage change	Not Meaningful	Not Meaningful	Not Meaningful

Collaboration reimbursement revenues (cost-sharing expenses) consist of research and development expenses and reimbursements related to our 2008 cancer collaboration agreement with Bristol Myers-Squibb for cabozantinib and XL281. To the extent that net annual research and development funding payments are expected to be received from Bristol-Myers Squibb, these payments will be presented as collaboration reimbursement revenues. For the year ended December 31, 2009, when net research and development expenses were payable to Bristol-Myers Squibb, these payments were presented as collaboration cost-sharing expenses. For the year ending December 31, 2010, we received net collaboration reimbursements and have recorded collaboration reimbursement revenues of $27.4 million which included the $17.0 million transition payment received from Bristol-Myers Squibb upon termination of our 2008 cancer collaboration with respect to cabozantinib. We do not expect any further collaboration cost-sharing reimbursements to be recognized as revenues with respect to cabozantinib. For the year ended December 31, 2009, we recorded a net payable to Bristol-Myers Squibb, resulting in an increase in operating expenses of $4.6 million.

Restructuring Charge

Total restructuring charge expenses from restructurings plans were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2010	2009	2008
Restructuring charge	$32.7	$—	$2.9
Dollar change	$32.7	$(2.9)	$—
Percentage change	Not Meaningful	Not Meaningful	Not Meaningful

December 2010

On December 1, 2010, we implemented a restructuring plan that resulted in a reduction of our workforce by 143 employees, of which, as of February 4, 2011, 27 employees are continuing to provide services through various dates in 2011. Further personnel reductions are expected to be made through the end of 2012 as we complete our obligations under collaboration agreements and withdraw resources from completed projects. The restructuring plan is a consequence of our decision to focus our resources and development efforts on the late-stage development and commercialization of our most advanced solely-owned product candidate, cabozantinib.

In connection with the December 2010 restructuring plan, we expect to record an aggregate restructuring charge related to termination benefits and equipment write-downs of approximately $8.4 million, of which $6.9 million was recorded in the fourth quarter of 2010 and the remainder is expected to be recorded in the first three quarters of 2011. This includes an aggregate charge of $0.7 million, $0.5 million of which was recorded in 2010, relating to the modification of certain stock option awards previously granted to the terminated employees, extending the time period over which the employees are allowed to exercise their options through the end of September 2011. In addition, we recorded approximately $1.0 million in impairment charges related to leasehold improvements and excess laboratory equipment.

We expect to incur additional charges in the range of $25 million to $30 million as a result of the December 2010 restructuring plan, including facility-related charges in connection with the anticipated sublease and exit of two of our buildings in South San Francisco, California and $1.4 million related to additional termination benefits. We expect to record the termination benefits and a majority of the facility-related charges as they are determined during the fiscal year 2011. We also plan to auction off any excess equipment, the net proceeds of which may offset some of these future charges. We expect that the December 2010 restructuring plan will result in aggregate cash expenditures in the range of $35 million to $40 million, of which approximately $0.1 million related to termination benefits was paid in the fourth quarter of 2010, approximately $6.4 million related to termination benefits is expected to be paid during the first three quarters of 2011 and the balance, related to facility costs, is expected to be paid through 2017. See Note 8 to the Notes to our Consolidated Financial Statements for additional information.

March 2010

On March 8, 2010, we implemented a restructuring plan that resulted in a reduction of our workforce by approximately 40%, or 270 employees. A small number of the terminated employees were subsequently recalled and the termination of a small group of employees was delayed until February 2011. The remaining impacted employees were terminated immediately upon implementation of the plan or by March 31, 2010. The decision to restructure our operations in March 2010 was based on our early 2010 corporate strategy to focus our efforts on our lead clinical compounds, cabozantinib, XL147 and XL765, by dedicating the majority of our resources to aggressively drive these drug candidates through development towards commercialization.

In connection with the March 2010 restructuring plan, we recorded a charge of approximately $25.8 million in 2010, of which approximately $16.1 million was recorded in the first quarter of 2010 primarily related to termination benefits, which includes the modification of certain stock option awards previously granted to the terminated employees. The modification accelerates the vesting of any stock options that would have vested over the period beginning from cessation of employment through August 5, 2010. Employees also received an additional two months to exercise their options, for which a small charge was taken. The remainder of the charge was principally for the impairment of various assets and for non-cash charges relating to the closure of our facility in San Diego, California and the exit from one of our buildings in South San Francisco, California.

We expect that the March 2010 restructuring plan will result in total cash expenditures of approximately $24.8 million, of which approximately $14.2 million was paid in 2010. The balance will be paid over an additional five years and primarily relates to net payments due under the lease for the building we exited in South San Francisco. See Note 8 to the Notes to our Consolidated Financial Statements for additional information.

The restructuring charges that we expect to incur in connection with our March and December 2010 restructuring plans are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring plans. See Note 8 to the Notes to our Consolidated Financial Statements for additional information.

Total Other Income (Expense), net

Total other income (expense), net was as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2010	2009	2008
Interest income and other, net	$0.1	$1.5	$5.9
Interest expense	(9.3)	(12.7)	(6.8)
Gain on sale of businesses	8.2	2.1	4.6
Loss on deconsolidation of Symphony Evolution, Inc.	—	(9.8)	—

Total other income (expense), net	$(1.0)	$(18.9)	$3.7
Dollar increase (decrease)	$17.9	$(22.6)	$(42.3)

Total other income (expense), net consists primarily of interest income earned on our marketable securities and gains on asset sales, offset by interest expense incurred on our notes payable, bank obligations, capital lease obligations, convertible notes and loans and our credit facility. The change in total other income (expense), net for 2010 compared to 2009, resulted primarily from the recording of a $9.8 million loss upon deconsolidation of SEI as a result of the expiration of our purchase option for SEI in June 2009 as well as an $8.2 million gain in 2010 relating to the sale of our plant trait business and our cell factory business. In addition, interest expense declined with the termination of our facility agreement with Deerfield in November 2009 and the payment of $37.0 million in cash to GlaxoSmithKline in October 2010 as the second of three installments of principal and accrued interest due under our loan agreement with GlaxoSmithKline. This was partially offset by increased interest in association with the new Deerfield loan entered into in June 2010.

The change in total other income (expense), net for 2009 compared to 2008 resulted primarily from the recording of a $9.8 million loss upon deconsolidation of SEI as a result of the expiration of our purchase option for SEI in June 2009 and $5.2 million in interest expense relating to the termination of our facility agreement with Deerfield in November 2009. Lower interest rates led to a decline in interest income of $4.9 million and we also recorded a net adjustment of $2.5 million to the gain on the sale of our plant trait business, and the sale of our 80.1% stake in Artemis Pharmaceuticals GmbH, which represents the difference between the $4.6 million recorded in 2008 and the $2.1 million recorded in 2009.

Income Tax Benefit (Provision)

Year Ended December 31,
	2010	2009	2008
Tax benefit	$ 0.1	$ 1.3	$ —
Dollar change	$ (1.2)	$ 1.3	$ —
Percentage change	Not Meaningful	Not Meaningful	Not Meaningful

The income tax benefit for 2010 is an adjustment of $0.1 million relating to $1.3 million tax credit recorded in 2009 as a result of the Housing and Economic Recovery Act of 2008. This act was not extended beyond 2009, so no further tax benefits are expected. We have incurred net losses since inception and have therefore not recorded any tax provision for 2010, 2009 or 2008.

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

Loss attributed to noncontrolling interest

In 2005, we licensed three of our compounds, XL647, XL784 and XL999, to SEI in return for an $80.0 million investment for the clinical development of these compounds. As part of the agreement, we received an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire XL647, XL784 and XL999 at our sole discretion. The purchase option expired on June 9, 2009. The expiration of the purchase option triggered a reconsideration event regarding our need to consolidate SEI, a variable interest entity. Upon the expiration of the purchase option, we no longer held a variable interest in the variable interest entity. Accordingly, we deconsolidated SEI and derecognized the SEI assets, liabilities and noncontrolling interest from our financial statements. For the years ended December 31, 2010, 2009, and 2008, the losses attributed to the noncontrolling interest holders were zero, $4.3 million, and $12.7 million, respectively.

The decrease in 2009 from 2008 in the losses attributable to noncontrolling interest holders was due to the deconsolidation of SEI in June 2009. The decrease in 2008 from 2007 in the losses attributed to the noncontrolling interest holders was primarily due to decreased development expenses associated with XL784 and XL999.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the years ended December 31, 2010, 2009 and 2008 (dollar amounts are presented in thousands):

	Year Ended December 31,
	2010	2009	2008
Consolidated net loss	$(92,330)	$(139,557)	$(175,570)
Adjustments to reconcile net loss to net cash used in operating activities	33,615	44,894	32,510
Changes in operating assets and liabilities	(42,333)	80,072	133,376

Net cash used in operating activities	(101,048)	(14,591)	(9,684)
Net cash (used in) provided by investing activities	(19,569)	(112,322)	121,295
Net cash provided by (used in) financing activities	131,261	(33,989)	630

Net increase (decrease) in cash and cash equivalents	10,644	(160,902)	112,241
Cash and cash equivalents, at beginning of year	86,796	247,698	135,457

Cash and cash equivalents, at end of year	$97,440	$86,796	$247,698

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators and banks, and equipment financing facilities. We have also financed certain of our research and development activities under our agreements with various collaborators and SEI. As of December 31, 2010, we had $256.4 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $6.4 million and approximately $96.9 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank pursuant to covenants in our loan and security agreement with Silicon Valley Bank.

Operating Activities

Our operating activities used cash of $101.0 million for the year ended December 31, 2010, compared to $14.6 million for the year ended December 31, 2009, and $9.7 million for 2008. Cash used in operating activities during 2010 related primarily to our consolidated net loss of $92.3 million, to decreases in deferred revenues of $42.9 million, to declines in accounts payable and other accrued expenses and gains recognized in association with our transaction with Agrigenetics and for the sale of our plant trait business. These uses of cash were partially offset by non-cash charges totaling $38.6 million relating to stock-based compensation, depreciation and amortization, accretion of implied interest under our 2010 note purchase agreement with Deerfield, and impairment of assets due to our March and December 2010 restructuring plans. In addition, we recognized a restructuring liability of $14.3 million primarily relating to the exit from one of our South San Francisco buildings in connection with our March 2010 restructuring plan and termination benefits from our December 2010 restructuring plan, in addition to a decrease in other receivables.

Cash used in operating activities during 2009 related primarily to our consolidated net loss of $139.6 million offset by increases in deferred revenues and other non-cash charges. The decrease in our consolidated net loss was driven by an increase in revenues primarily due to our 2009 collaboration with sanofi-aventis relating to XL147 and XL765 and our 2008 cancer collaboration with Bristol-Myers Squibb relating to cabozantinib and XL281, in addition to an overall decrease in operating expenses. These uses of cash were primarily offset by a net increase in deferred revenue of $85.8 million, primarily driven by receipt of an upfront cash payment of $140.0 million related to the global license agreement and collaboration with sanofi-aventis, partially offset by a decrease in deferred revenue from the ratable recognition of deferred revenues over the period of continuing involvement from our various collaborations. In addition, cash uses were offset by non-cash charges totaling $45.3 million relating to stock-based compensation, depreciation and amortization, and a $9.8 million loss that we recorded upon deconsolidation of SEI.

Cash used in operating activities during 2008 related primarily to our consolidated net loss of $175.6 million. The increase in our net loss was primarily driven by the continued advancement and expansion of our clinical trial activity in addition to the inclusion in 2007 of the $18.8 million gain on the sale of assets recognized in conjunction with our transaction with Agrigenetics, which was accounted for as a sale of our plant trait business, and $18.1 million gain on the sale of 80.1% of Artemis. These uses of cash were primarily offset by a net increase in deferred revenue of $132.8 million primarily driven by receipt of an upfront cash payment of $195.0 million related to the cabozantinib and XL281 collaboration with Bristol-Myers Squibb, partially offset by a decrease in deferred revenue from the ratable recognition of deferred revenues over the period of continuing involvement from our various collaborations. In particular, we accelerated $18.5 million in previously deferred revenue relating to the conclusion of our collaboration with GlaxoSmithKline, for which the development term concluded on October 27, 2008. In addition, cash uses were offset by increases in accounts payable and other accrued expenses as well as non-cash charges totaling $36.1 million relating to stock-based compensation and depreciation and amortization.

While cash used in operating activities is primarily driven by our consolidated net loss, operating cash flows differ from our consolidated net loss as a result of differences in the timing of cash receipts and earnings recognition and non-cash charges. We expect to use cash for operating activities for at least the next several years as we continue to incur net losses associated with our research and development activities, primarily with respect to manufacturing and development expenses for cabozantinib.

Investing Activities

Our investing activities used cash of $19.6 million for the year ended December 31, 2010, compared to cash used of $112.3 million for the year ended December 31, 2009, and cash provided of $121.3 million for 2008.

Cash used by investing activities for 2010 was primarily driven by the purchase of $167.3 million of marketable securities and certificates of deposit. These uses of cash were offset by proceeds from the maturity of marketable securities of $127.6 million in addition to the sale of investments prior to maturity of $12.8 million and proceeds of $9.0 million associated with our 2007 transaction with Agrigenetics and the sale of our cell factory business in 2010. The proceeds provided by the sale and maturity of our investments were used to fund our operations. Additionally, in line with our focus on managing our cash resources, purchase of property and equipment were significantly lower in 2010 and 2009 than compared to prior years.

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

Cash provided in investing activities for 2008 was primarily driven by proceeds from the sale and maturities of marketable securities of $110.0 million and the sale of $16.9 million of investments held by SEI, partially offset by purchases of property and equipment of $15.2 million. In addition, in September 2008 we received a $4.5 million anniversary payment plus an additional $4.5 million of contingent consideration in association with our transaction with Agrigenetics. The proceeds provided by maturities or sale of our marketable securities and the sale of investments by SEI were used to fund our operations. We expect to continue to make moderate investments in property and equipment to support our operations.

Financing Activities

Our financing activities provided cash of $131.3 million for the year ended December 31, 2010, compared to cash used of $34.0 million for the year ended December 31, 2009, and cash provided of $0.6 million for 2008.

Cash provided by our financing activities for 2010 was primarily due to our loan agreement with Silicon Valley Bank, the sale of secured convertible notes to Deerfield for proceeds of $165.0 million, proceeds from the sale of Exelixis stock under our employee stock purchase plan of $3.1 million and proceeds from employee option exercises of $2.7 million. These cash inflows were offset by principal payments on notes payable and bank obligations of $39.6 million.

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

Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes. Over the next several years, we are required to make certain payments on notes, bank obligations and our loan from GlaxoSmithKline. In June 2008, we entered into the facility agreement with Deerfield for which Deerfield agreed to loan us up to $150.0 million, subject to certain conditions. The facility agreement was terminated in November 2009, resulting in a $5.2 million charge to interest expense relating to a cancellation fee and outstanding warrants. We did not draw on the facility agreement at any time prior to its termination. In 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in the amount of $80.0 million. In addition, we entered into a note purchase agreement with Deerfield pursuant to which we sold to Deerfield, an aggregate $124.0 million initial principal amount of our secured convertible notes for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. See Note 9 for additional details on these agreements.

Cash Requirements

We have incurred net losses since inception, including a net loss attributable to Exelixis, Inc. of $92.3 million for the year ended December 31, 2010. While we expect our net loss in 2011 to decrease compared to 2010, we anticipate negative operating cash flow for the foreseeable future. As of December 31, 2010, we had $256.4 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $6.4 million and approximately $96.9 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, marketable securities, long-term investments and funding that we expect to receive from existing collaborators will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

the cabozantinib development program—We are focusing our resources and development efforts on cabozantinib, our most advanced solely-owned product candidate, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer and ovarian cancer, based on encouraging interim data that has emerged from the RDT. Data from the RDT were released at the ASCO Annual Meeting in June 2010 and demonstrated broad activity for cabozantinib across multiple tumor types, in particular, metastatic castration-resistant prostate, ovarian, non-small cell lung and hepatocellular cancers and hepatoma. Updated interim data presented at the 2010 EORTC Symposium and at the ASCO 2011 Genitourinary Cancers Symposium in February 2011, suggest that cabozantinib has a novel and differentiated clinical profile in metastatic castration-resistant prostate cancer and ovarian cancer. The data presented indicate that cabozantinib has shown novel activity against bone and soft tissue lesions in metastatic castration-resistant prostate cancer. Another priority for us will be to generate additional data in the various other cohorts of the RDT, including melanoma, breast cancer, non-small cell lung cancer and hepatocellular cancer, to support further prioritization of our clinical and commercial options. We also are focusing our efforts on our ongoing phase 3 clinical trial of cabozantinib as a potential treatment for medullary thyroid cancer. In addition, we are conducting ongoing exploratory clinical trials for cabozantinib in other tumor types, including renal cell carcinoma. Our development plan for cabozantinib is dependent on the extent of our available financial resources. There can be no assurance that we will have sufficient financial resources independently or through other arrangements to fund a broad development plan for cabozantinib. If adequate funds are not available, we may be required to delay, discontinue or elect not to pursue one or more trials for cabozantinib;

•

repayment of our loan from GlaxoSmithKline—In October 2002, we entered into a collaboration agreement with GlaxoSmithKline. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. On October 27, 2010, we paid approximately $37.0 million in cash to GlaxoSmithKline as the second of three installments of principal and accrued interest due under the loan agreement. As of December 31, 2010, the aggregate principal and interest outstanding under the loan was $35.9 million. The final installment of principal and accrued interest under the loan is due on October 27, 2011. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be made in the form of our common stock at fair market value, subject to certain conditions, or cash. In the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. However, there can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock;

•

repayment of the notes under our note purchase agreement with Deerfield—On June 2, 2010, we entered into a note purchase agreement with Deerfield, pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million initial principal amount of our secured convertible notes, due June 2015, for an aggregate purchase price of $80.0 million, less closing fees and expenses. The outstanding principal amount of the notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. We will be required to make mandatory prepayments on the notes on an annual basis in 2013, 2014 and 2015 equal to 15% of our collaborative arrangements received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million and, for payments due in January 2013 and 2014, a minimum prepayment amount of $10.0 million. We may also prepay all or a portion (not less than $5.0 million) of the principal amount of the notes at an optional prepayment price based on a discounted principal amount (during the first three years of the term, subject to a prepayment premium) determined as of the date of prepayment, plus accrued and unpaid interest, plus in the case of a prepayment of the full principal amount of the notes (other than prepayments upon the occurrence of specified transactions relating to a change of control or a substantial sale of assets), all accrued interest that would have accrued between the date of such prepayment and the next anniversary of the note purchase agreement. In lieu of making any optional or mandatory prepayment in cash, at any time after July 1, 2011, subject to certain limitations, we have the right to convert all or a portion of the principal amount of the notes into, or satisfy all or any portion of the optional prepayment amounts or mandatory prepayment amounts (other than the first $10.0 million of mandatory prepayments required in 2013 and 2014) with shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the notes in cash, at any time after July 1, 2011, subject to certain limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. In the event the market price for our common stock is depressed, we may not be able to convert the principal amount of the notes or satisfy our payment obligations in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to convert the notes or satisfy our payment obligations may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay the notes or satisfy our payment obligations under the note purchase agreement when due or that we will comply with the conditions to our ability to convert the principal amount of the notes into or satisfy our payment obligations with shares of our common stock;

•

repayment of our loan from Silicon Valley Bank—On June 2, 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in an amount of $80.0 million. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. In accordance with the terms of the loan and security agreement, we are also required to maintain on deposit an amount equal to at least 100% of the outstanding principal balance of the term loan at all times as support for our obligations under the loan and security agreement. As a result, although the proceeds of the new term loan improve our ability to comply with minimum working capital and cash covenants imposed by our debt instruments with GlaxoSmithKline and Deerfield and thus provide us with more flexibility to use our other cash resources, the proceeds of the term loan cannot directly be used to satisfied our other obligations without causing a default under our loan and security agreement with Silicon Valley Bank;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds;

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including, in particular, with respect to cabozantinib) that provide additional capital;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents and marketable securities that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost of any acquisitions of or investments in businesses, products and technologies.

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

We may need to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. As described below, the terms of our debt owed to GlaxoSmithKline, Deerfield and Silicon Valley Bank each contain covenants requiring us to maintain specified cash balances or levels of working capital:

•

GlaxoSmithKline—Our loan and security agreement with GlaxoSmithKline contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue)

must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of December 31, 2010, our “working capital” was $83.8 million and our “cash and investments” were $250.0 million. If we default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $35.9 million at December 31, 2010. The final installment of principal and accrued interest under the loan is due on October 27, 2011.

•

Deerfield—Our note purchase agreement with Deerfield contains an event of default that would be triggered if our “cash and cash equivalents” fall below $10.0 million as of December 30, 2011, subject to a cure period. Upon such an event of default, Deerfield may declare all or a portion of the Put Price to be immediately due and payable. “Cash and cash equivalents” for purposes of our note purchase agreement includes our total cash, cash equivalents and short-term and long-term marketable securities. As of December 31, 2010, our “cash and cash equivalents” were $256.4 million.

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

We have contractual obligations in the form of operating leases, notes payable and licensing agreements. The following chart details our contractual obligations as of December 31, 2010 (dollar amounts are presented in thousands):

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	4-5 years	After 5 years
Notes payable and bank obligations	$101,523	9,755	8,043	2,576	$81,149
Convertible loans(1) (2)	160,895	36,895	27,500	96,500	—
Operating leases (3)	113,644	16,900	34,054	34,829	27,861

Total contractual cash obligations	$376,062	$63,550	$69,597	$133,905	$109,010

(1)	Includes total interest payable at maturity on convertible loans to GlaxoSmithKline of $8.0 million. The debt and interest payable can be repaid in cash or common stock at our election. The development term under our collaboration with GlaxoSmithKline concluded on October 27, 2008. On October 27, 2010, we paid approximately $37.0 million in cash to GlaxoSmithKline as the second of three installments of principal and accrued interest due under the loan agreement. After giving effect to all repayments made, as of December 31, 2010, the aggregate principal and interest outstanding under the loan was $35.9 million. The third installment of principal and accrued interest under the loan is due on October 27, 2011.
(2)	See Note 9 to the Notes to our Consolidated Financial Statements regarding the terms of the Deerfield financing.
(3)	The operating lease payments are net of $9.7 million to be received through 2015 in connection with our sublease for one of our South San Francisco buildings.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We expect to adopt this guidance prospectively beginning on January 1, 2011. Under ASU 2009-13, we may be required to exercise considerable judgment in determining the estimated selling price of delivered items under new agreements and our revenue under new agreements may be more accelerated as compared to the prior accounting standard. As such, the adoption of ASU 2009-13 could have a material impact on our financial statements going forward.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. As of December 31, 2010, we had cash and cash equivalents, marketable securities, long-term investments and restricted cash and investments of $256.4 million. Our marketable securities and our investments are subject to interest rate risk, and our interest income may fluctuate due to changes in U.S. interest rates. We manage market risk through diversification requirements mandated by our investment policy, which limits the amount of our portfolio that can be invested in a single issuer. We limit our credit risk by limiting purchases to high-quality issuers. At December 31, 2010 and 2009, we had debt outstanding of $208.5 million and $79.6 million, respectively. Our payment commitments associated with these debt instruments are primarily fixed and are comprised of interest payments, principal payments, or a combination of both. The fair value of our debt will fluctuate with movements of interest rates. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of December 31, 2010 and December 31, 2009. As of December 31, 2010 and December 31, 2009, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $9.7 million and $0.3 million, respectively.

In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. Most of our foreign expenses incurred are associated with establishing and conducting clinical trials for cabozantinib and various other compounds in our pipeline at sites outside of the United States. Our agreements with the foreign sites that conduct such clinical trials generally provide that payments for the services provided will be calculated in the currency of that country, and converted into U.S. dollars using various exchange rates based upon when services are rendered or the timing of invoices. When the U.S. dollar weakens against foreign currencies, the U.S. dollar value of the foreign-currency denominated expense increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated expense decreases. As of December 31, 2010, approximately $3.1 million of our clinical accrual balance related to foreign currencies. As of December 31, 2010, an adverse change of one percentage point in the in foreign currency exchange rates would have resulted in a net loss of $31,000. We did not incur any gains or losses relating to foreign exchange fluctuations for the fiscal year ended December 31, 2010 and there were no material clinical amounts exposed to foreign currencies for the period ending December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EXELIXIS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Exelixis, Inc.

We have audited the accompanying consolidated balance sheets of Exelixis, Inc. as of December 31, 2010 and January 1, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three fiscal years in the period ended December 31, 2010. These financial statements are the responsibility of Exelixis, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exelixis, Inc. at December 31, 2010 and January 1, 2010, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Exelixis, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

February 22, 2011

EXELIXIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$97,440	$86,796
Marketable securities	65,224	116,290
Other receivables	5,896	11,864
Prepaid expenses and other current assets	14,926	15,050

Total current assets	183,486	230,000
Restricted cash and investments	6,399	6,444
Long-term investments	87,314	11,463
Property and equipment, net	15,811	29,392
Goodwill	63,684	63,684
Other assets	4,096	2,427

Total assets	$360,790	$343,410

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,046	$7,403
Accrued clinical trial liabilities	30,975	24,000
Other accrued liabilities	16,797	16,399
Accrued compensation and benefits	12,078	16,677
Current portion of notes payable and bank obligations	8,848	11,204
Current portion of convertible loans	28,900	28,050
Deferred revenue	100,297	103,385

Total current liabilities	199,941	207,118
Notes payable and bank obligations	87,314	11,463
Convertible loans	83,396	28,900
Other long-term liabilities	15,992	17,325
Deferred revenue	202,472	242,329

Total liabilities	589,115	507,135

Commitments (Note 13)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; issued and outstanding: 109,287,160 and 107,918,334 shares at December 31, 2010 and 2009, respectively	109	108
Additional paid-in-capital	953,608	925,736
Accumulated other comprehensive income	12	155
Accumulated deficit	(1,182,054)	(1,089,724)

Total stockholders’ deficit	(228,325)	(163,725)

Total liabilities and stockholders’ deficit	$360,790	$343,410

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Contract	$61,271	$54,141	$70,746
License	96,363	97,618	46,793
Collaboration reimbursement	27,411	—	320

Total revenues	185,045	151,759	117,859

Operating expenses:
Research and development	210,678	234,702	257,390
General and administrative	33,020	34,382	36,892
Collaboration cost sharing	—	4,582	—
Restructuring charge	32,744	—	2,890

Total operating expenses	276,442	273,666	297,172

Loss from operations	(91,397)	(121,907)	(179,313)
Other income (expense):
Interest income and other, net	138	1,510	5,935
Interest expense	(9,340)	(12,672)	(6,762)
Gain on sale of businesses	8,197	2,052	4,570
Loss on deconsolidation of Symphony Evolution, Inc.	—	(9,826)	—

Total other income (expense), net	(1,005)	(18,936)	3,743

Consolidated loss before taxes	(92,402)	(140,843)	(175,570)
Tax benefit	72	1,286	—

Consolidated net loss	(92,330)	(139,557)	(175,570)
Loss attributed to noncontrolling interest	—	4,337	12,716

Net loss attributable to Exelixis, Inc.	$(92,330)	$(135,220)	$(162,854)

Net loss per share, basic and diluted, attributable to Exelixis, Inc.	$(0.85)	$(1.26)	$(1.54)

Shares used in computing basic and diluted loss per share amounts	108,522	107,073	105,498

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2007	104,744,732	$105	$863,127	$499	$(791,650)	$13,430	$85,511
Consolidated net loss	—	—	—	—	(162,854)	(12,716)	(175,570)
Change in unrealized gains on available-for-sale securities	—	—	—	(499)	—	—	(499)

Comprehensive loss							(176,069)

Issuance of common stock under stock plans	1,586,451	1	7,951	—	—	—	7,952
Issuance of warrants to Deerfield	—		3,438	—	—	—	3,438
Stock-based compensation expense	—	—	22,907	—	—	—	22,907

Balance at December 31, 2008	106,331,183	106	897,423	—	(954,504)	714	(56,261)
Consolidated net loss	—	—	—	—	(135,220)	(4,337)	(139,557)
Change in unrealized gains on available-for-sale securities	—	—	—	155	—	—	155

Comprehensive loss							(139,402)

Issuance of common stock under stock plans	1,587,151	2	5,407	—	—	—	5,409
Deconsolidation of Symphony Evolution Inc.	—	—		—	—	3,623	3,623
Stock-based compensation expense	—	—	22,906	—	—	—	22,906

Balance at December 31, 2009	107,918,334	108	925,736	155	(1,089,724)	—	(163,725)
Consolidated net loss	—	—	—	—	(92,330)		(92,330)
Change in unrealized gains on available-for-sale securities	—	—	—	(143)	—	—	(143)

Comprehensive loss							(92,473)

Issuance of common stock under stock plans	1,368,826	1	6,760	—	—	—	6,761
Stock-based compensation expense	—	—	21,112	—	—	—	21,112

Balance at December 31, 2010	109,287,160	$109	$953,608	$12	$(1,182,054)	$—	$(228,325)

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Consolidated net loss	$(92,330)	$(139,557)	$(175,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,543	12,595	13,227
Stock-based compensation expense	21,112	22,906	22,907
Impairment of assets	3,327	—	—
Accretion of debt discount	3,596	—	—
Gain on sale of plant trait business and Artemis Pharmaceuticals	(8,197)	(2,052)	(4,570)
Loss on deconsolidation of Symphony Evolution, Inc.	—	9,826	—
Other	3,234	1,619	946
Changes in assets and liabilities:
Other receivables	5,968	(8,505)	201
Prepaid expenses and other current assets	(66)	(7,338)	(1,562)
Other assets	(1,807)	6,424	(2,775)
Accounts payable and other accrued expenses	(9,444)	9,008	7,036
Restructure liability	14,281	—	—
Other long-term liabilities	(8,320)	(5,294)	(2,304)
Deferred revenue	(42,945)	85,777	132,780

Net cash used in operating activities	(101,048)	(14,591)	(9,684)

Cash flows from investing activities:
Purchases of investments held by Symphony Evolution, Inc.	—	(49)	(707)
Proceeds on sale of investments held by Symphony Evolution, Inc.	—	4,497	16,939
Purchases of property and equipment	(1,811)	(5,908)	(15,205)
Proceeds on sale of property and equipment	165	—	—
Proceeds on sale of business	9,000	2,200	9,000
Decrease (increase) in restricted cash and investments	45	(2,429)	3,223
Proceeds from sale of marketable securities	12,780	766	58,818
Proceeds from maturities of marketable securities	127,569	49,767	51,181
Purchases of marketable securities	(167,317)	(161,166)	(1,954)

Net cash (used in) provided by investing activities	(19,569)	(112,322)	121,295

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	2,684	273	310
Proceeds from employee stock purchase plan	3,132	3,826	4,154
Proceeds from notes payable and bank obligations	165,008	5,002	13,619
Principal payments on notes payable and bank obligations	(39,563)	(43,065)	(17,453)
Repayments, net from deconsolidation of Symphony Evolution, Inc.	—	(25)	—

Net cash provided by (used in) financing activities	131,261	(33,989)	630

Net increase (decrease) in cash and cash equivalents	10,644	(160,902)	112,241
Cash and cash equivalents, at beginning of year	86,796	247,698	135,457

Cash and cash equivalents, at end of year	$97,440	$86,796	$247,698

Supplemental cash flow disclosure:
Cash paid for interest	$11,059	$10,532	$355
Warrants issued in conjunction with Deerfield financing agreement	—	—	3,438

The accompanying notes are an integral part of these consolidated financial statements

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biotechnology company committed to developing small molecule therapies for the treatment of cancer. We are focusing our resources and development efforts exclusively on cabozantinib (XL184), our most advanced solely-owned product candidate, in order to maximize the therapeutic and commercial potential of this compound. We believe cabozantinib has the potential to be a high-quality, differentiated pharmaceutical product that can make a meaningful difference in the lives of patients. Cabozantinib inhibits MET, VEGFR2 and RET, proteins that are key drivers of tumor growth and/or vascularization. Cabozantinib is the most advanced inhibitor of MET in clinical development and is being evaluated in a broad development program encompassing multiple cancer indications. We have also established a portfolio of other novel compounds that we believe have the potential to address serious unmet medical needs.

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

Exelixis adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31. Fiscal year 2008, a 53-week year, ended on January 2, 2009, fiscal year 2009, a 52-week year, ended on January 1, 2010, and fiscal year 2010, a 52-week year, ended on December 31, 2010. Fiscal year 2011, a 52-week year, will end on December 30, 2011. For convenience, references in this report as of and for the fiscal years ended January 2, 2009, January 1, 2010, and December 31, 2010 are indicated on a calendar year basis, ended December 31, 2008, 2009 and 2010, respectively.

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

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following summarizes available-for-sale securities included in cash and cash equivalents and restricted cash and investments as of December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$171,048	$—	$—	$171,048
Commercial paper	19,283	—	—	19,283
Corporate bonds	36,869	18	(10)	36,877
U.S. Government sponsored enterprises	18,811	5	—	18,816
Municipal bonds	10,913	—	(1)	10,912

Total	$256,924	$23	$(11)	$256,936

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash equivalents	$98,001	$—	$(2)	$97,999
Marketable securities	65,210	23	(9)	65,224
Long-term investments	87,314	—	—	87,314
Restricted cash and investments	6,399	—	—	6,399

Total	$256,924	$23	$(11)	$256,936

The following summarizes available-for-sale securities included in cash and cash equivalents and restricted cash and investments as of December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$74,465	$—	$—	$74,465
Commercial paper	24,277	—	—	24,277
Corporate bonds	55,808	152	(17)	55,943
U.S. Government agency securities	11,077	8	—	11,085
U.S. Government sponsored enterprises	37,990	17	(1)	38,006
Municipal bonds	17,769	—	(3)	17,766

Total	$221,386	$177	$(21)	$221,542

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash equivalents	$87,354	$—	$(9)	$87,345
Marketable securities	116,125	177	(12)	116,290
Long-term investments	11,463	—	—	11,463
Restricted cash and investments	6,444	—	—	6,444

Total	$221,386	$177	$(21)	$221,542

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2010, all securities have a remaining maturity of less than one year and were in an unrealized loss position for less than one year. The unrealized losses were not attributed to credit risk. Based on the scheduled maturities of our marketable securities, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.

Foreign Currency Forward Contract

We have entered into foreign currency forward contracts to reduce our net exposure to Eurodollar currency fluctuations. We entered into a contract in February 2010 which had a notional amount of approximately $7.0 million that expired in June 2010. In June 2010, we settled this contract for a net gain and cash receipt of $0.7 million and entered into a second foreign contract for a notional amount of $6.1 million that expired in October 2010. In October 2010, we settled this contract for a net loss and cash payment of $0.7 million and entered into a third foreign contract for a notional amount of $6.9 million that will expire in March 2011. The fair value of the foreign currency contracts is estimated based on pricing models using readily observable inputs from actively quoted markets. As of December 31, 2010, the fair value of the current foreign currency forward contract was a loss of approximately $0.2 million, and was classified in other accrued liabilities on our consolidated balance sheet. The net unrealized gain/loss on our foreign currency forward contracts, neither of which was designated as a hedge, was recorded in our consolidated statement of operations as Interest income and other (net).

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

Level 3 – unobservable inputs.

Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of December 31, 2010 and 2009, respectively (in thousands):

As of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Money market funds	$171,048	$—	$—	$171,048
Commercial paper	—	19,283	—	19,283
Corporate bonds	—	36,877	—	36,877
U.S. Government sponsored enterprises	—	18,816	—	18,816
Municipal bonds	—	10,912	—	10,912
Foreign currency forward contract	—	(156)	—	(156)

Total	$171,048	$85,732	$—	$256,780

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Money market funds	$74,465	$—	$—	$74,465
Commercial paper	—	24,277	—	24,277
Corporate bonds	—	55,943	—	55,943
U.S. Government agency securities	—	11,085	—	11,085
U.S. Government sponsored enterprises	—	38,006	—	38,006
Municipal bonds	—	17,766	—	17,766

Total	$74,465	$147,077	$—	$221,542

We have estimated the fair value of our long-term debt instruments, where possible, using the net present value of the payments discounted at an interest rate that is consistent with our current borrowing rate for similar long-term debt. However, due to the unique structure of our 2010 financing agreement with entities affiliated with Deerfield Management Company L.P. (“Deerfield”) and the current non-liquid market in structured notes, there is no practicable method to determine the fair value of this instrument. See Note 9 for details on the structure and terms of our 2010 financing with Deerfield. The estimated fair value of our outstanding debt as of December 31, 2010 and 2009, excluding our 2010 financing with Deerfield, was as follows (in thousands):

	December 31, 2010	December 31, 2009
GlaxoSmithKline loan	$26,693	$50,191
Equipment lines of credit	16,064	22,530
Silicon Valley Bank loan	77,480	—

Total	$120,237	$72,721

At December 31, 2010 and 2009, the book value of our debt outstanding, including our 2010 financing with Deerfield, was $208.5 million and $79.6 million, respectively. These items are described in further detail in Note 9 of the Notes to the Consolidated Financial Statements. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments or a combination thereof. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Equipment and furniture	5 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of lease life or 7 years

Repairs and maintenance costs are charged to expense as incurred.

Intangible Assets

Goodwill amounts have been recorded as the excess purchase price over tangible assets, liabilities and intangible assets acquired based on their estimated fair value, by applying the purchase method. We evaluate

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. When evaluating goodwill for impairment we must determine the reporting units that exist within Exelixis. We determined that our reporting units are consistent with our operating segments. We have allocated goodwill to our reporting units based on the relative fair value of the reporting units. We also evaluate other intangibles for impairment when impairment indicators are identified.

Long-lived Assets

The carrying value of our long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Long-lived assets include property and equipment and identified intangible assets. In 2010, we wrote down property and equipment in the amount of approximately $3.2 million in connection with our March and December 2010 restructuring plans. Refer to Note 8 for further information on the restructuring plans.

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

The following table sets forth revenues recognized under our collaboration agreements that are 10% or more of total revenues during the years ending December 31, 2010, 2009 and 2008:

Collaborator	2010	2009	2008
Bristol-Myers Squibb	50%	54%	46%
sanofi-aventis	42%	31%	0%
Genentech	4%	8%	17%
GlaxoSmithKline	0%	0%	37%

Revenue Recognition

License, research commitment and other non-refundable payments received in connection with research collaboration agreements are deferred and recognized on a straight-line basis over the period of continuing involvement, generally the research term specified in the agreement. Contract research revenues are recognized as services are performed pursuant to the terms of the agreements. Any amounts received in advance of performance are recorded as deferred revenue. Payments are not refundable if research is not successful. License fees are classified as license revenues in our consolidated statement of operations.

We enter into corporate collaborations under which we may obtain up-front license fees, research funding, and contingent milestone payments and royalties. Our deliverables under these arrangements typically consist of intellectual property rights and research and development services. We evaluate whether the delivered elements

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

under these arrangements have value to our collaboration partner on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered item exists. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a combined unit of accounting, non-refundable up-front fees and milestones are recognized in a manner consistent with the final deliverable, which is generally ratably over the period of the research and development obligation. Milestone payments are non-refundable and recognized as revenues over the period of the research arrangement. This typically results in a portion of the milestone being recognized at the date the milestone is achieved, which portion is equal to the applicable percentage of the research term that has elapsed at the date the milestone is achieved, and the balance being recognized over the remaining research term of the agreement. In certain situations, we may receive milestone payments after the end of our period of continued involvement. In such circumstances, we would recognize 100% of the milestone revenues when the milestone is achieved. Milestones are classified as contract revenues in our consolidated statement of operations.

Collaborative agreement reimbursement revenues are recorded as earned based on the performance requirements under the respective contracts. For arrangements in which we and our collaborative partner are active participants in the agreement and for which both parties are exposed to significant risks and rewards depending on the commercial success of the activity, we present payments between the parties on a net basis. On an annual basis, to the extent that net research and development funding payments are received, Exelixis will record the net cash inflow as revenue. In annual periods when the net research and development funding payments result in a payable, these amounts are presented as collaboration cost-sharing expense. Agreement reimbursements are classified as either contract revenues or collaboration reimbursement in our consolidated statement of operations, depending on the terms of the agreement.

Research and Development Expenses

Research and development costs are expensed as incurred and include costs associated with research performed pursuant to collaborative agreements. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research activities on our behalf.

Substantial portions of our preclinical studies and all of our clinical trials have been performed by third-party contract research organizations (“CROs”) and other vendors. We accrue expenses for preclinical studies performed by our vendors based on certain estimates over the term of the service period and adjust our estimates as required. We accrue expenses for clinical trial activities performed by CROs based upon the estimated amount of work completed on each study. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites, and the duration for which the patients will be enrolled in the study. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, review of contractual terms and correspondence with CROs We base our estimates on the best information available at the time. However, additional information may become available to us which will allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain, such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period first known. For example, during the year ended December 31, 2010, we recorded a reduction related to prior periods of approximately $0.9 million to our accrued clinical trial liabilities and research and development expenses primarily related to our phase 2 and phase 3 clinical trials for cabozantinib.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Collaboration Arrangements

Collaborative agreement reimbursement revenues or collaboration cost sharing expenses are recorded as earned or owed based on the performance requirements by both parties under the respective contracts. Prior to the termination of our 2008 cancer collaboration with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”) as to cabozantinib, both parties were actively involved with compound development and certain research and development expenses were partially reimbursable to us on a net basis by compound. On an annual basis, amounts owed by Bristol-Myers Squibb to us, net of amounts reimbursable to Bristol-Myers Squibb by us on those projects, are recorded as collaboration reimbursement revenues. Conversely, research and development expenses may include the net settlement of amounts we owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. In 2009, when net research and development expenses were payable to Bristol-Myers Squibb, these payments were presented as collaboration cost-sharing expense. However, during the fiscal year ended December 31, 2010 and in future fiscal years, we are and will be in a net receivable position, and will therefore present reimbursement payments as collaboration reimbursement revenues. Revenues and expenses from collaborations that are not co-development agreements are recorded as contract revenues or research and development expenses in the period incurred.

Net Loss Per Share

Basic and diluted net loss per share are computed by dividing the net loss attributable to Exelixis, Inc. for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock because their effect is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options and warrants, vesting of restricted stock units (“RSUs”) and conversion of our convertible loans. The following table sets forth potential shares of common stock that are not included in the computation of diluted net loss per share because to do so would be antidilutive for the years ended December 31 2010, 2009 and 2008:

	2010	2009	2008
Restricted stock units and options to purchase common stock	21,802,461	27,072,822	24,141,186
Conversion of loans	6,725,296	10,277,428	32,133,864
Warrants	2,250,000	3,000,000	2,500,000

	30,777,757	40,350,250	58,775,050

Foreign Currency Translation and Remeasurement

Assets and liabilities denominated in currencies other than the functional currency are remeasured using exchange rates in effect at the end of the period and related gains or losses are recorded in interest income and other, net. Gains and losses on the remeasurement of foreign currency assets and liabilities were not material for the periods presented.

Stock-Based Compensation

Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated using the Black-Scholes option pricing model. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

realized volatilities when developing an estimate of expected volatility. We estimate the term using historical data and peer data. We recognize compensation expense on a straight-line basis over the requisite service period. We have elected to use the simplified method to calculate the beginning pool of excess tax benefits.

We have employee and director stock option plans that are more fully described in Note 11.

Comprehensive Loss

Comprehensive loss represents net loss plus the results of certain stockholders’ equity changes, which are comprised of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments, not reflected in the consolidated statement of operations. Comprehensive loss for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Consolidated net loss	$(92,330)	$(139,557)	$(175,570)
(Decrease)/Increase in net unrealized gains on available-for-sale securities	(143)	155	(185)
Reclassification for unrealized gains on marketable securities recognized in earnings	—	—	(314)

Comprehensive loss	(92,473)	(139,402)	(176,069)
Comprehensive loss attributable to noncontrolling interest	—	4,337	12,716

Comprehensive loss attributable to Exelixis, Inc.	$(92,473)	$(135,065)	$(163,353)

Accumulated other comprehensive income consisted solely of unrealized gains (losses) on available for sale securities for the periods presented.

Need to Raise Additional Capital

We have incurred cumulative net losses of $1,182.1 million through December 31, 2010 and expect to incur losses for the next several years. Our ultimate success depends on the outcome of our research and development activities. We may seek to raise funds through the sale of equity or debt securities or through external borrowings. In addition, we may enter into additional strategic partnerships or collaborative arrangements for the development and commercialization of our compounds. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our development programs.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We expect to adopt this guidance prospectively beginning on January 1, 2011. Under ASU 2009-13, we may be required to exercise considerable judgment in

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

determining the estimated selling price of delivered items under new agreements and our revenue under new agreements may be more accelerated as compared to the prior accounting standard. As such, the adoption of ASU 2009-13 could have a material impact on our financial statements going forward.

NOTE 2. DISPOSITIONS

Sale of Plant Trait Business

On September 4, 2007, we entered into an asset purchase and license agreement (the “APA”), with Agrigenetics, Inc., a wholly-owned subsidiary of The Dow Chemical Company (“Agrigenetics”). Under the terms of the APA, we sold to Agrigenetics a major portion of our assets used for crop trait discovery, including a facility, and granted to Agrigenetics licenses to certain other related assets and intellectual property. As consideration for these assets and licenses, Agrigenetics paid us $18.0 million upon execution and $4.5 million in September 2008, for an aggregate of $22.5 million. Under the APA, we have agreed to indemnify Agrigenetics and its affiliates up to a specified amount if they incur damages due to any infringement or alleged infringement of certain patents.

Concurrently with the execution of the APA, we also entered into a contract research agreement (the “CRA”), with Agrigenetics. Agrigenetics agreed to pay us up to $24.7 million in research and development funding over the term of the CRA to cover employee costs, facilities expenses and capital expenditures. After September 4, 2007, the closing date for the transaction, the research and development funding received over the term of the CRA was recognized as a reduction to expenses incurred by us in connection with our performance under the CRA. In addition to the $22.5 million consideration above, in September 2008, we received $4.5 million from Agrigenetics as contingent consideration upon development of a designated additional asset. In the second quarter of 2009, we signed an amendment to this arrangement for which we received $1.8 million in July 2009. In March and May 2010, we received $4.5 million and $2.7 million, respectively, as contingent consideration upon development of two additional designated assets. We recognized all of these payments as additional gain on the sale of the business. In November 2009 we received $0.4 million for the purchase of leasehold improvements and recognized an additional net gain on the sale of the business of approximately $0.3 million. This agreement was terminated in 2009 and we expect no further reimbursements or contingent consideration going forward.

Artemis Pharmaceuticals

On November 20, 2007 (the “Taconic Closing Date”), we entered into a share sale and transfer agreement with Taconic Farms, Inc., (“Taconic”), pursuant to which Taconic acquired from Exelixis, for $19.8 million in cash, 80.1% of the outstanding share capital in our former subsidiary, Artemis. In December 2008, we recognized an additional $70,000 purchase price adjustment resulting in additional gain on the 2007 sale of Artemis.

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

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As we believe we have significant influence over the operations of Artemis through our rights under the Shareholders’ Agreement and the amended articles of association, we account for our remaining 19.9% equity interest in Artemis under the equity method of accounting. We adjust our investment balance to recognize our share of Artemis earnings or losses. As of December 31, 2010 and 2009, the carrying value of our investment in Artemis was approximately $727,000 and $665,000, respectively. We recognized approximately $62,000 and $514,000 in annual income as a result of our 19.9% equity interest in 2010 and 2009, respectively.

NOTE 3. RESEARCH AND COLLABORATION AGREEMENTS

Bristol-Myers Squibb

2010 Collaboration Agreements

TGR5 License Agreement

We entered into a global license agreement with Bristol-Myers Squibb for XL475 (and any potential backups), a preclinical compound that modulates the metabolic target known as TGR5 (the “TGR5 License Agreement”). Pursuant to the terms of the TGR5 License Agreement, Bristol-Myers Squibb will have a worldwide exclusive license to XL475 and will have sole control and responsibility for all subsequent research, development, commercial and manufacturing activities. The TGR5 License Agreement became effective in November 2010 following clearance under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended.

Under the license agreement, Bristol-Myers Squibb received a worldwide exclusive license to XL475 and sole control and responsibility for all research, development, commercial and manufacturing activities. In November 2010 we received a nonrefundable upfront cash payment of $35.0 million from Bristol-Myers Squibb. Additionally, for each product developed by Bristol-Myers Squibb under the license, we will be eligible to receive development and regulatory milestones of up to $250.0 million in the aggregate and commercial milestones of up to $150.0 million in the aggregate, as well as royalties on commercial sales of any such products.

ROR Collaboration Agreement

In October 2010, we entered into a worldwide collaboration with Bristol-Myers Squibb pursuant to which each party granted to the other certain intellectual property licenses to enable the parties to discover, optimize and characterize ROR antagonists that may subsequently be developed and commercialized by Bristol-Myers Squibb. In November 2010 we received a nonrefundable upfront cash payment of $5.0 million from Bristol-Myers Squibb. Additionally, for each product developed by Bristol-Myers Squibb under the collaboration, we will be eligible to receive development and regulatory milestones of up to $255.0 million in the aggregate and commercial milestones of up to $150.0 million in the aggregate, as well as royalties on commercial sales of any such products.

2008 Cancer Collaboration

In December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for cabozantinib and XL281 (BMS-908662), a RAF inhibitor. Upon effectiveness of the collaboration agreement in December 2008, Bristol-Myers Squibb made a nonrefundable upfront cash payment of $195.0 million for the development and commercialization rights to both programs. The agreement required Bristol-Myers Squibb to make additional license payments to us of $45.0 million, which were received during 2009.

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

On June 18, 2010, we regained full rights to develop and commercialize cabozantinib under our collaboration agreement with Bristol-Myers Squibb following receipt of notice from Bristol-Myers Squibb of its decision to terminate the 2008 collaboration, solely as to cabozantinib, on a worldwide basis. Bristol-Myers Squibb informed us that the termination was based upon its review of cabozantinib in the context of Bristol-Myers Squibb’s overall research and development priorities and pipeline products. On June 28, 2010, in connection with the termination, we received a $17.0 million transition payment from Bristol-Myers Squibb in satisfaction of its obligations under the collaboration agreement to continue to fund its share of development costs for cabozantinib for a period of three months following the notice of termination. As a result of the termination, Bristol-Myers Squibb’s license relating to cabozantinib terminated and its rights to cabozantinib reverted to us, and we received, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize cabozantinib. The collaboration remains in full force and effect with respect to XL281 and the upfront license fees continue to be recognized over the estimated performance obligation which was revised in the second quarter of 2010 and is expected to be completed during 2013.

The upfront payment of $195.0 million and the license payments of $45.0 million are being recognized ratably from the effective date of the agreement over the estimated development term and recorded as license revenues. Any milestone payments that we may receive under the collaboration agreement will be recognized ratably over the remaining development term but recorded as contract revenues. We record as operating expense 100% of the cost incurred for work performed by us under the collaboration agreement. Prior to the termination of the collaboration as to cabozantinib, there were periods during which Bristol-Myers Squibb partially reimbursed us for certain research and development expenses, and other periods during which we owed Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on joint development projects, less amounts reimbursable to us by Bristol-Myers Squibb on these projects. For the year ended December 31, 2009, we incurred a net payable to Bristol-Myers Squibb and presented these payments as collaboration cost sharing expense. However, during the fiscal year ending December 31, 2010 and in future fiscal years, we expect to be in a net receivable position, and will therefore present these reimbursement payments as collaboration reimbursement revenues.

Amounts attributable to both programs under the 2008 Bristol-Myers Squibb collaboration agreement consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008(2)
Exelixis research and development expenses(1)	$41,877	$52,148	$1,106
Net amount due from (owed to) collaboration partner	$27,411	$(4,582)	$320

(1)	Total research and development expenses attributable to us include direct third party expenditures plus estimated internal personnel costs.
(2)	Total expenses and collaboration amounts are calculated as of the effective date of the agreement of December 18, 2008.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2007 Cancer Collaboration

In December 2006, we entered into a worldwide collaboration with Bristol-Myers Squibb, which became effective in January 2007, to discover, develop and commercialize novel targeted therapies for the treatment of cancer. We were responsible for discovery and preclinical development of small molecule drug candidates directed against mutually selected targets. In January 2007, Bristol-Myers Squibb made an upfront payment of $60.0 million to us for which we granted Bristol-Myers Squibb the right to select up to three investigational new drug (“IND”) candidates from six future Exelixis compounds. We recognized the upfront payment as revenues over the estimated research term.

For each IND candidate selected, we were entitled to receive a $20.0 million selection milestone from Bristol-Myers Squibb. Once selected, Bristol-Myers Squibb became responsible for leading the further development and commercialization of the selected IND candidates. In addition, we had the right to opt in to co-promote the selected IND candidates, in which case we would equally share all development costs and profits in the United States. In January 2008 and November 2008, Bristol-Myers Squibb exercised its option under the collaboration to develop and commercialize XL139 (BMS-833923), a Hedgehog inhibitor, and XL413 (BMS-863233), a CDC7 inhibitor, respectively. Under the terms of the collaboration agreement, the selection of XL139 and XL413 by Bristol-Myers Squibb entitled us to milestone payments of $20.0 million each, which we received in February 2008 and December 2008, respectively. In addition, we exercised our option under the collaboration agreement to co-develop and co-commercialize each of XL139 and XL413 in the United States. However, in September 2010, we and Bristol-Myers Squibb terminated the XL413 program due to an unfavorable pharmacological profile observed in phase 1 clinical evaluation. Additionally, in connection with an amendment to the collaboration which became effective in November 2010, we exercised our right to opt-out of further co-development of XL139 in consideration for a payment of $20.0 million. We have no further responsibility for conducting new activities or funding new development or commercialization activities with respect to XL139 and will therefore no longer be eligible to share profits on sales of any commercialized products under the collaboration. We will continue to be eligible to receive regulatory and commercial milestones as well as double-digit royalties on any future sales of any products commercialized under the collaboration. As a result of the November 2010 amendment to the collaboration, the research term has ended, and we have no further obligation to deliver to Bristol-Myers Squibb a third IND candidate under the collaboration.

LXR Collaboration

In December 2005, we entered into a collaboration agreement with Bristol-Myers Squibb for the discovery, development and commercialization of novel therapies targeted against LXR, a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. This agreement became effective in January 2006, at which time we granted Bristol-Myers Squibb an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR. During the research term, we jointly identified drug candidates with Bristol-Myers Squibb that were ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by Bristol-Myers Squibb, Bristol-Myers Squibb agreed to be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and sales/marketing activities for the selected drug candidate. We do not have rights to reacquire the selected drug candidates selected by Bristol-Myers Squibb. The research term expired in January 2010 and we are conducting a technology transfer to enable Bristol-Myers Squibb to continue the LXR program.

Under the collaboration agreement, Bristol-Myers Squibb paid us a nonrefundable upfront payment in the amount of $17.5 million and was obligated to provide research and development funding of $10.0 million per

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

year for an initial research period of two years. In September 2007, the collaboration was extended at Bristol-Myers Squibb’s request through January 12, 2009, and in November 2008, the collaboration was further extended at Bristol-Myers Squibb’s request through January 12, 2010. Under the collaboration agreement, Bristol-Myers Squibb is required to pay us development and regulatory milestones of up to $138.0 million per product for up to two products from the collaboration. In addition, we are also entitled to receive sales milestones and royalties on sales of any products commercialized under the collaboration. In connection with the extension of the collaboration through January 2009, and subsequently January 2010, Bristol-Myers Squibb paid us additional research funding of approximately $7.7 million and approximately $5.8 million, respectively. In December 2007, we received $5.0 million for achieving a development milestone.

sanofi-aventis

In May 2009, we entered into a global license agreement with sanofi-aventis for XL147 and XL765 and a broad collaboration for the discovery of inhibitors of phosphoinositide-3 kinase (“PI3K”) for the treatment of cancer. The license agreement and collaboration agreement became effective on July 7, 2009. In connection with the effectiveness of the license and collaboration, on July 20, 2009, we received upfront payments of $140.0 million ($120.0 million for the license and $20.0 million for the collaboration), less applicable withholding taxes of $7.0 million, for a net receipt of $133.0 million. We expect to receive a refund payment from the French government in 2011 with respect to the withholding taxes previously withheld.

Under the license agreement, sanofi-aventis received a worldwide exclusive license to XL147 and XL765, which are in phase 1, phase 1b/2 and phase 2 clinical trials, and has sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities. sanofi-aventis is responsible for funding all development activities with respect to XL147 and XL765, including our activities. Following the effectiveness of the license agreement, we have been conducting the majority of the clinical trials for XL147 and XL765 at the expense of sanofi-aventis. As provided for under the license agreement however, the parties have agreed to transition all future development activities for these compounds to sanofi-aventis. The parties anticipate that the transition will be completed by the end of the second quarter of 2011.

Under the collaboration agreement, the parties agreed to combine efforts in establishing several pre-clinical PI3K programs and jointly share responsibility for research and preclinical activities related to isoform-selective inhibitors of PI3K-a and -ß. sanofi-aventis will continue to provide us with guaranteed annual research and development funding during the research term and is responsible for funding all development activities for each product following approval of the investigational new drug application filed with the applicable regulatory authorities for such product. We are entitled to receive guaranteed research funding of $21.0 million over three years to cover certain of our costs under the collaboration agreement. sanofi-aventis will have sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities of any products arising from the collaboration. However, we may be requested to conduct certain clinical trials at sanofi-aventis’ expense. The research term under the collaboration is three years, although sanofi-aventis has the right to extend the term for an additional one-year period upon prior written notice

For both the license and the collaboration combined, we will be eligible to receive development, regulatory and commercial milestones of over $1.0 billion in the aggregate, as well as royalties on sales of any products commercialized under the license or collaboration. The aggregate upfront payments of $140.0 million will be recognized over the estimated research and development term of four years, and recorded as license revenues, from the effective date of the agreements. For the period ended December 31, 2010 and 2009, we recognized $35.0 million and $16.9 million, respectively, in license revenues related to such upfront payments. Any milestone payments that we may receive under the agreements will be amortized over the remaining research and

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

development term and recorded as contract revenues. We will record as operating expenses all costs incurred for work performed by us under the agreements. Reimbursements we receive from sanofi-aventis under the agreements will be recorded as contract revenues as earned, commencing as of the effective date, including reimbursements for costs incurred under the license from the date of signing. In addition, the guaranteed research funding that we expect to receive over the three year research term under the collaboration will be recorded as contract revenues commencing as of the effective date of the collaboration. For the periods ended December 31, 2010 and 2009, we recognized $42.7 million and $29.9 million, respectively, in contract revenues related to cost reimbursement and guaranteed research funding.

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

Genentech

In December 2006, we entered into a worldwide co-development agreement with Genentech for the development and commercialization of XL518, a small-molecule inhibitor of MEK. Genentech paid upfront and milestone payments of $25.0 million in December 2006 and $15.0 million in January 2007 upon signing of the co-development agreement and with the submission of an IND for XL518. Genentech paid us a milestone payment of $7.0 million in March 2010 to maintain Genentech’s licenses to XL518.

Under the terms of the co-development agreement, we were responsible for developing XL518 through the end of a phase 1 clinical trial, and Genentech had the option to co-develop XL518, which Genentech could exercise after receipt of certain phase 1 data from us. In March 2008, Genentech exercised its option, triggering a payment to us of $3.0 million, which we received in April 2008. We were responsible for the phase 1 clinical trial until the point that a maximum tolerated dose, (“MTD”), was determined. After MTD was achieved, we granted to Genentech an exclusive worldwide revenue-bearing license to XL518 in March 2009 and Genentech is responsible for completing the phase 1 clinical trial and subsequent clinical development. Genentech is responsible for all further development costs of XL518 and we will share equally in the U.S. commercialization costs. On an annual basis, we are entitled to an initial equal share of U.S. profits and losses, which will decrease as sales increase, and we are also entitled to royalties on non-U.S. sales. We also have the option to co-promote in the United States. Genentech has the right to terminate the agreement without cause at any time. If Genentech terminates the co-development agreement without cause, all licenses that were granted to Genentech under the agreement terminate and revert to us. Additionally, we would receive, subject to certain conditions, licenses from Genentech to research, develop and commercialize reverted product candidates.

GlaxoSmithKline

In October 2002, we established a collaboration with GlaxoSmithKline to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. The collaboration involved

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In October 2008, the development term under the collaboration concluded as scheduled. Under the terms of the collaboration, GlaxoSmithKline had the right to select up to two of the compounds in the collaboration for further development and commercialization. GlaxoSmithKline selected XL880 and had the right to choose one additional compound from a pool of compounds, which consisted of cabozantinib, XL281, XL228, XL820 and XL844 as of the end of the development term. For periods prior to the quarter ended June 30, 2008, revenues from upfront payments, premiums paid on equity purchases and milestones had been recognized assuming that the development term would be extended through the longest contractual period of October 27, 2010. However, as a result of the development term concluding on the earliest scheduled end date, the remaining deferred revenues was recognized through October 27, 2008. The change in the estimated development term increased our total revenues by $18.5 million or $0.17 per share for the period ended December 31, 2008.

In July 2008, we achieved proof-of-concept for cabozantinib and submitted the corresponding data report to GlaxoSmithKline. GlaxoSmithKline notified us in writing that it decided not to select cabozantinib for further development and commercialization and that it waived its right to select XL281, XL228, XL820 and XL844 for further development and commercialization. As a result, Exelixis retained the rights to develop, commercialize, and/or license all of the compounds, subject to payment to GSK of a 3% royalty on net sales of any product incorporating cabozantinib. As described under “– Bristol-Myers Squibb – 2008 Cancer Collaboration,” in December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for cabozantinib and XL281. We discontinued development of XL820 and XL844 in December 2008.

The $85.0 million loan we received from GlaxoSmithKline bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. As of December 31, 2010, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $35.9 million, after giving effect to all repayments made. The final installment of principal and accrued interest under the loan is due on October 27, 2011. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions, or cash.

Boehringer Ingelheim

On May 7, 2009, we entered into a collaboration agreement with Boehringer Ingelheim International GmbH (“Boehringer Ingelheim”) to discover, develop and commercialize products that consist of agonists of the sphingosine-1-phosphate type 1 receptor (“S1P1R”), a central mediator of multiple pathways implicated in a variety of autoimmune diseases.

Under the terms of the agreement, Boehringer Ingelheim paid us a nonrefundable upfront cash payment of $15.0 million for the development and commercialization rights to our S1P1R agonist program. We share responsibility for discovery activities under the collaboration with Boehringer Ingelheim. The agreement provides that the parties will each conduct research under a mutually agreed upon research plan until such time that we submit a compound that has met agreed-upon criteria, or such later time as agreed upon by the parties. The parties are responsible for their respective costs and expenses incurred in connection with performing research under the collaboration. Under the collaboration, Boehringer Ingelheim also has the right, at its own

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expense, to conduct additional research on S1P1R agonists outside of the scope of the research plan agreed to by the parties. The agreement further provides that Boehringer Ingelheim will receive an exclusive worldwide license to further develop, commercialize and manufacture compounds developed under the collaboration and will have sole responsibility for, and shall bear all costs and expenses associated with, all subsequent preclinical, clinical, regulatory, commercial and manufacturing activities. In return, we will potentially receive up to $339.0 million in further development, regulatory and commercial milestones and are eligible to receive royalties on worldwide sales of products commercialized under the collaboration. The upfront payment is being recognized ratably over the estimated research term and recorded as license revenues from the effective date of the agreement. During the first half of 2010, the expected research term was extended from eleven months to twenty three months through March 2011, resulting in an extension of the term for revenue recognition purposes and a corresponding decrease in license revenues recognized each quarter. From commencement of the collaboration through December 31, 2010, we have recognized a total of $14.3 million in license revenues under this agreement.

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

Daiichi Sankyo

In March 2006, Exelixis and Daiichi Sankyo Company Limited (“Daiichi Sankyo”) entered into a collaboration agreement for the discovery, development and commercialization of novel therapies targeted against Mineralocorticoid Receptor (“MR”), a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic diseases. Under the terms of the agreement, we granted to Daiichi Sankyo an exclusive, worldwide license to certain intellectual property primarily relating to compounds that modulate MR. Daiichi Sankyo is responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds and we do not have rights to reacquire such compounds, except as described below.

Daiichi Sankyo paid us a nonrefundable upfront payment in the amount of $20.0 million and was obligated to provide research and development funding of $3.8 million over a 15-month research term. In June 2007, our collaboration agreement with Daiichi Sankyo was amended to extend the research term by six months over which Daiichi Sankyo was required to provide $1.5 million in research and development funding. In November 2007, the parties decided not to further extend the research term. For each product from the collaboration, we are also entitled to receive payments upon attainment of pre-specified development, regulatory and commercialization milestones. In December 2010, we received a milestone payment of $5.0 million in connection with an IND filing made by Daiichi Sankyo for a compound developed under the collaboration. In addition, we are also entitled to receive royalties on any sales of certain products commercialized under the collaboration. Daiichi Sankyo may terminate the agreement upon 90 days’ written notice in which case Daiichi Sankyo’s payment obligations would cease, its license relating to compounds that modulate MR would terminate and revert to us, and we would receive, subject to certain terms and conditions, licenses from Daiichi Sankyo to research, develop and commercialize compounds that were discovered under the collaboration.

NOTE 4. SYMPHONY EVOLUTION

On June 9, 2005 (the “Symphony Closing Date”), we entered into a series of related agreements providing for the financing of the clinical development of XL784, XL647 and XL999 (the “Programs”). Pursuant to the agreements, Symphony Evolution, Inc. (“SEI”) invested $80.0 million to fund the clinical development of these

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The expiration of the purchase option triggered a reconsideration event regarding our need to consolidate SEI, a variable interest entity. Upon the expiration of the purchase option, we no longer held a variable interest in the variable interest entity. Accordingly, we deconsolidated SEI and derecognized the SEI assets, liabilities and noncontrolling interest from our financial statements. In the second quarter, we recognized a loss of $9.8 million upon the deconsolidation of the variable interest entity. For the period prior to the expiration of the purchase option, we concluded that SEI was a variable interest entity for which we were the primary beneficiary. As a result, we included the financial condition and results of operations of SEI in our consolidated financial statements. Accordingly, we had deducted the losses attributable to the noncontrolling interest in SEI from our net loss in the consolidated statement of operations and we also reduced the noncontrolling interest holders’ ownership interest in SEI in the consolidated balance sheet by SEI’s losses. The noncontrolling interest holders’ ownership in the consolidated balance sheet was $0.7 million as of December 31, 2008. Prior to 2009, we would not allocate losses to the noncontrolling interest in SEI such that the carrying value of the noncontrolling interest would be reduced below zero. However, with the adoption of updated reporting standards for noncontrolling interests in consolidated financial statements in the first quarter of fiscal year 2009, we would allocate losses to the noncontrolling interest in SEI such that the noncontrolling interest could have a negative carrying value. For the years ended December 31, 2010, 2009, and 2008, the losses attributed to the noncontrolling interest holders were zero, $4.3 million and $12.7 million, respectively.

NOTE 5. DEERFIELD CREDIT FACILITY

On June 4, 2008, we entered into a facility agreement with entities affiliates with Deerfield Management Company L.P. (“Deerfield”), pursuant to which Deerfield agreed to loan to us up to $150.0 million. We had the right to draw down on the loan facility through December 4, 2009, with any amounts drawn being due on June 4, 2013. The facility agreement was terminated in November 2009. As a result of the termination, we incurred a $5.2 million charge to interest expense relating to the write-off of deferred financing costs. We did not draw on the facility agreement at any time prior to its termination. Pursuant to the facility agreement, we paid Deerfield a one-time transaction fee of $3.8 million, or 2.5% of the loan facility. In addition, we were obligated to pay an annual commitment fee of $3.4 million that was payable quarterly and was recognized as interest expense as incurred. Pursuant to the facility agreement, we issued six-year warrants to Deerfield to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $7.40 per share.

Warrants issued upon execution of the facility agreement were assigned a value of $3.4 million using the Black-Scholes option pricing model. The related assumptions were as follows: risk-free interest rate of 3.41%, expected life of six years, volatility of 62% and expected dividend yield of 0%.

See Note 9 regarding the 2010 Deerfield Financing.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2010	2009
Laboratory equipment	$43,356	$73,901
Computer equipment and software	20,163	26,290
Furniture and fixtures	4,772	6,555
Leasehold improvements	21,993	26,404
Construction-in-progress	373	1,022

	90,657	134,172
Less accumulated depreciation and amortization	(74,846)	(104,780)

	$15,811	$29,392

For the years ended December 31, 2010, 2009 and 2008, we recorded depreciation expense of $10.5 million, $12.6 million and $13.6 million, respectively. In 2010, we recorded impairment charges in the amount of approximately $3.2 million in connection with our March and December 2010 restructuring plans. Refer to Note 8 for further information.

NOTE 7. GOODWILL

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

NOTE 8. RESTRUCTURINGS

December 2010 Restructuring

On December 1, 2010, we implemented a restructuring plan that resulted in a reduction of our workforce by 143 employees, of which, as of February 4, 2011, 27 employees are continuing to provide services through various dates in 2011. Further personnel reductions are expected to be made through the end of 2012 as we complete our obligations under collaboration agreements and withdraw resources from completed projects. The restructuring plan is a consequence of our decision to focus our resources and development efforts on the late-stage development and commercialization of our most advanced solely-owned product candidate cabozantinib.

In connection with the December 2010 restructuring plan, we expect to record an aggregate restructuring charge related to termination benefits and impairment of various assets of approximately $8.4 million, of which $6.9 million was recorded in the fourth quarter of 2010 and the remainder is expected to be recorded in the first three quarters of 2011. This includes an aggregate charge of $0.7 million, $0.5 million of which was recorded in 2010, relating to the modification of certain stock option awards previously granted to the terminated employees, extending the time period over which the employees are allowed to exercise their options through the end of September 2011. In addition, we recorded approximately $1.0 million in impairment charges related to leasehold improvements and excess laboratory equipment.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We expect to incur additional charges in the range of $25 million to $30 million as a result of the December 2010 restructuring plan, including facility-related charges in connection with the anticipated sublease and exit of two of our buildings in South San Francisco, California and $1.4 million related to additional termination benefits. We expect to record the termination benefits and a majority of the facility-related charges as they are determined during the fiscal year 2011. We also plan to auction off any excess equipment, the net proceeds of which may offset some of these future charges. We expect that the restructuring plan will result in aggregate cash expenditures in the range of $35 million to $40 million, of which approximately $0.1 million related to termination benefits was paid in the fourth quarter of 2010, approximately $6.4 million related to termination benefits is expected to be paid during the first three quarters of 2011 and the balance, related to facility costs, is expected to be paid through 2017.

The components relating to the December 2010 restructuring are summarized in the following table (in thousands):

	Employee Severance And Other Benefits	Asset Impairment	Legal and Other Fees	Total
Restructuring charge	5,874	1,027	50	6,951
Cash payments	(68)	—	—	(68)
Adjustments or non-cash credits including stock compensation expense	(544)	(1,027)	—	(1,571)

Ending accrual balance as of December 31, 2010	$5,262	$—	$50	$5,312

March 2010 Restructuring

On March 8, 2010, we implemented a restructuring plan that resulted in a reduction of our workforce by approximately 40%, or 270 employees. A small number of the terminated employees were subsequently recalled and the termination of a small group of employees was delayed until February 2011. The remaining impacted employees were terminated immediately upon implementation of the plan or by March 31, 2010. The decision to restructure our operations was based on our early 2010 corporate strategy to focus our efforts on our lead clinical compounds, cabozantinib, XL147 and XL765, by dedicating the majority of our resources to aggressively drive these drug candidates through development towards commercialization.

In connection with the March 2010 restructuring plan, we recorded a charge of approximately $16.1 million in the first quarter of 2010 primarily related to termination benefits, which includes the modification of certain stock option awards previously granted to the terminated employees. The modification accelerates the vesting of any stock options that would have vested over the period beginning from cessation of employment through August 5, 2010. Employees who were terminated in March 2010 also received an additional two months to exercise their options, for which a small charge was taken. The remainder of the charge was for the impairment of various assets and for non-cash charges relating to the closure of our facility in San Diego, California. The total impairment charge of $2.1 million was due to the disposal and write-down to estimated fair-market value of fixed assets that were deemed redundant or will have a reduced useful life as a result of us vacating our San Diego facility and our exit of one of our South San Francisco facilities. The fair-value of the fixed assets impaired assumed that we would exit the South San Francisco building by June 30, 2010, which subsequently occurred.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On July 9, 2010, we entered into a sublease with respect to a property we vacated in South San Francisco, California. The term of the sublease commenced on September 1, 2010, and will expire on November 30, 2015, the end of our lease term. We recorded further restructuring expenses of approximately $9.7 million during the remainder of 2010 associated primarily with lease-exit costs associated with the sublease and exit of our South San Francisco building, partially offset by a reduction in termination benefits following the recall of certain employees that were originally terminated under the restructuring plan and the continued delay in the termination of the small group of employees referred to above. We expect further restructuring expenses totaling approximately $1.7 million, which will be incurred on a quarterly basis through the fourth quarter of 2015 due to imputed interest on the lease exit costs.

We expect that the March 2010 restructuring plan will result in total cash expenditures of approximately $24.8 million, of which approximately $14.2 million was paid in 2010. The balance will be paid over an additional five years and primarily relates payments due under the lease for our South San Francisco building that we exited during the second quarter of 2010, partially offset by payments due to us under the sublease agreement that we signed in July 2010.

The components relating to the March 2010 restructuring are summarized in the following table (in thousands):

	Employee Severance And Other Benefits	Facility Charges	Asset Impairment	Legal and Other Fees	Total
Restructuring charge	11,803	11,814	2,146	30	25,793
Cash payments	(10,460)	(3,739)	—	(10)	(14,209)
Adjustments or non-cash credits including stock compensation expense	(1,082)	613	(2,146)	—	(2,615)

Ending accrual balance as of December 31, 2010	$261	$8,688	$—	$20	$8,969

The total outstanding restructuring liability is included in “Accrued Compensation and Benefits”, “Other Accrued Liabilities”, and “Other Long-Term Liabilities” on our Condensed Consolidated Balance Sheet as of December 31, 2010 and the components are summarized in the following table (in thousands):

	Employee Severance And Other Benefits	Facility Charges	Asset Impairment	Legal and Other Fees	Total
Restructuring charge	17,677	11,814	3,173	80	32,744
Cash payments	(10,528)	(3,739)	—	(10)	(14,277)
Adjustments or non-cash credits including stock compensation expense	(1,626)	613	(3,173)	—	(4,186)

Ending accrual balance as of December 31, 2010	$5,523	$8,688	$—	$70	$14,281

November 2008 Restructuring

In November 2008, we implemented a restructuring plan that resulted in a reduction in force of 78 employees, or approximately 10% of our workforce. All actions associated with the 2008 restructuring plan were completed in the first quarter of 2009, and we do not anticipate incurring any further costs under the 2008 restructuring plan.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the 2008 restructuring plan, we recorded a charge of approximately $2.9 million during the year ended December 31, 2008. This charge consisted primarily of severance, health care benefits and legal and outplacement services fees. All actions associated with the 2008 restructuring plan were completed in the first quarter of 2009, and we do not anticipate incurring any further costs under the 2008 restructuring plan. The balance of the liability was included in “Other Accrued Liabilities” on our Condensed Consolidated Balance Sheet as of December 31, 2008 and was fully paid out as of December 31, 2009. The components are summarized in the following table (in thousands):

	Employee Severance and Other Benefits	Legal and Other Fees	Total
Balance as of December 31, 2008	$1,688	$51	$1,739
Cash payments	(1,602)	(129)	(1,731)
Adjustments	(86)	78	(8)

December 31, 2009 Balance	$—	$—	$—

NOTE 9. DEBT

Our debt consists of the following (in thousands):

	December 31,
	2010	2009
GlaxoSmithKline convertible loans	$28,900	$56,950
Bank equipment lines of credit	16,162	22,667
Silicon Valley Bank Term Loan	80,000	—
Deerfield notes	83,396	—

	208,458	79,617
Less: current portion	(37,748)	(39,254)

Long-term debt	$170,710	$40,363

Deerfield Financing

On June 2, 2010, we entered into a note purchase agreement with Deerfield, pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million initial principal amount of our secured convertible notes due June 2015 for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. The outstanding principal amount of the notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. We will be required to make mandatory prepayments on the notes on an annual basis in 2013, 2014 and 2015 equal to 15% of certain revenues from our collaborative arrangements received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million and, for payments due in January 2013 and 2014, a minimum prepayment amount of $10.0 million. We may also prepay all or a portion (not less than $5.0 million) of the principal amount of the notes at an optional prepayment price based on a discounted principal amount (during the first three years of the term, subject to a prepayment premium) determined as of the date of prepayment, plus accrued and unpaid interest, plus in the case of a prepayment of the full principal amount of the notes (other than prepayments upon the occurrence of specified transactions relating to a change of control or a substantial sale of assets), all accrued interest that would have accrued between the date of such prepayment and the next anniversary of the note purchase agreement. At any time after July 1, 2011, subject to certain limitations (including a cap on the number of shares issuable under the note purchase agreement), we have the right to convert all or a portion of the principal amount of the notes into,

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

or satisfy all or any portion of the optional prepayment amounts or mandatory prepayment amounts (other than the first $10.0 million of mandatory prepayments required in 2013 and 2014) with shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the notes in cash, at any time after July 1, 2011, subject to certain limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. Upon certain changes of control of our company, a sale or transfer of assets in one transaction or a series of related transactions for a purchase price of more than $400 million or a sale or transfer of more than 50% of our assets, Deerfield may require us to prepay the notes at the optional prepayment price, plus accrued and unpaid interest and any other accrued and reimbursable expenses (the “Put Price”). Upon an event of default, Deerfield may declare all or a portion of the Put Price to be immediately due and payable.

We also entered into a security agreement in favor of Deerfield which provides that our obligations under the notes will be secured by substantially all of our assets except intellectual property. The note purchase agreement and the security agreement include customary representations and warranties and covenants made by us, including restrictions on the incurrence of additional indebtedness. The balance of unamortized closing fee and expenses of $1.8 million is recorded in the accompanying consolidated balance sheet as long-term assets. The carrying value of the loan as of December 31, 2010 is $83.4 million.

Silicon Valley Bank Loan and Security Agreement

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

In December 2006, we entered into a second loan modification agreement to the loan and security agreement originally entered into in May 2002. The terms associated with the original line of credit under the May 2002 agreement and December 2004 loan modification agreement were not modified. The December 2006 loan modification agreement provided for an additional equipment line of credit in the amount of up to $25.0 million with a draw down period of approximately one year. Each advance must be repaid in 48 equal, monthly installments of principal, plus accrued interest, at an annual rate of 0.85% fixed and is subject to a prepayment penalty of 1.0%. The loan facility is secured by a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. This equipment line of credit was fully drawn as of December 31, 2008. The collateral balance of $3.2 million is recorded in the accompanying consolidated balance sheet as cash and cash equivalents and marketable securities as the deposit account is not restricted as to withdrawal. The outstanding obligation under the line of credit as of December 31, 2010 and 2009 was $2.9 million and $9.0 million, respectively.

In December 2007, we entered into a third loan modification agreement to the loan and security agreement originally entered into in May 2002. The terms associated with the original line of credit under the May 2002 agreement and the subsequent loan modifications were not modified. The December 2007 loan modification agreement provides for an additional equipment line of credit in the amount of up to $30.0 million with a draw down period of approximately 2 years. Each advance must be repaid in 48 equal, monthly installments of principal, plus accrued interest, at an annual rate of 0.75% fixed. In December 2009, we amended the agreement

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and extended the draw down period on the line-of-credit for an additional 18 months through June 2011 and increased the principal amount of the line of credit from $30.0 million to $33.6 million. Pursuant to the terms of the amendment, we are required to make minimum draws of $2.5 million every 6 months through June 2011, for total additional draws of $7.5 million. The loan facility requires security in the form of a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. In June 2008, we drew down $13.6 million under this agreement, in December 2009, we drew down $5.0 million, and we drew down an additional $2.5 million in each of June 2010 and December 2010, respectively, in accordance with the terms of the modified agreement. The collateral balance of $13.7 million is recorded in the accompanying consolidated balance sheet as cash and cash equivalents and marketable securities as the deposit account is not restricted as to withdrawal. The outstanding obligation under the line of credit as of December 31, 2010 and 2009 was $13.2 million and $13.2 million, respectively and we have an additional $10.0 million available to us to draw down prior to the agreement expiration in June 2011.

On June 2, 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in the amount of $80.0 million. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. We are required to maintain at all times on deposit in a non-interest bearing demand deposit account(s) with Silicon Valley Bank or one of its affiliates a compensating balance, which constitutes support for the obligations under the term loan, with a principal balance in value equal to at least 100% of the outstanding principal balance of the term loan. Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.0%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement. The collateral balance of $80.0 million is recorded in the accompanying consolidated balance sheet as cash and cash equivalents and marketable securities as the deposit account is not restricted as to withdrawal. The outstanding obligation under the loan as of December 31, 2010 is $80.0 million.

GlaxoSmithKline Loan and Security Agreement

Under the loan and security agreement executed in connection with the GlaxoSmithKline collaboration, we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by the intellectual property, technology and equipment created or utilized pursuant to the collaboration. As of December 31, 2010, the aggregate principal and interest outstanding under our GlaxoSmithKline loan was $35.9 million, after giving effect to all repayments made. The final installment of principal and accrued interest under the loan is due on October 27, 2011. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be in the form of our common stock at fair market value, subject to certain conditions, or cash. This loan facility also contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of December 31, 2010, we were in compliance with these covenants.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other

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

Aggregate future principal payments of our total long-term debt as of December 31, 2010 are as follows (in thousands):

Year Ending December 31,(1)
2011	$37,748
2012	3,945
2013	29,919
2014	28,450
2015	69,000
Thereafter	80,000

249,062
Less current portion	(37,748)

$211,314

(1)	Amounts include principal payments associated with the accretion of the Deerfield financing and assumes the maximum earliest possible payments that could be required to be made under the agreement terms. The actual timing of payments made may differ materially.

NOTE 10. COMMON STOCK AND WARRANTS

Warrants

We have granted warrants to purchase shares of capital stock to SEI in connection with our financing transaction as described in Note 4.

In addition, in June 2008 pursuant to the Facility Agreement, we issued six-year warrants to Deerfield pursuant to the Facility Agreement as described in Note 5.

At December 31, 2010, the following warrants to purchase common stock were outstanding and exercisable:

Date Issued	Exercise Price per Share	Expiration Date	Number of Shares
June 9, 2006	$8.90	June 9, 2011	750,000
June 4, 2008	$7.40	June 4, 2014	1,000,000
June 10, 2009	$6.05	June 10, 2014	500,000

			2,250,000

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11. EMPLOYEE BENEFIT PLANS

Stock Option Plans

We have several stock option plans under which we have granted incentive stock options and non-qualified stock options to employees, directors and consultants. The Board of Directors or a designated Committee of the Board is responsible for administration of our employee stock option plans and determines the term, exercise price and vesting terms of each option. In general, options issued to our employees have a four-year vesting term, an exercise price equal to the fair market value on the date of grant, and a ten year life from the date of grant (five years for incentive stock options granted to holders of more than 10% of Exelixis’ voting stock and 6.2 years for options issued in exchange for options cancelled under our 2009 option exchange program).

On December 9, 2005, Exelixis’ Board of Directors adopted a Change in Control and Severance Benefit Plan (the “Plan”) for executives and certain non-executives. Eligible Plan participants include Exelixis employees with the title of vice president and higher. If a participant’s employment with Exelixis is terminated without cause during a period commencing one month before and ending thirteen months following a change in control, then the Plan participant is entitled to have the vesting of all of such participant’s stock options accelerated with the exercise period being extended to no more than one year. Effective December 23, 2008, we amended and restated the Plan to bring it into compliance with Section 409A of the Internal Revenue Code of 1986, as amended. Effective December 1, 2010, we further amended and restated the Plan to principally bring it into compliance with other rules governing such plans.

Stock Purchase Plan

In January 2000, we adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each six month purchase period. Compensation expense related to our ESPP was $1.3 million, $2.4 million, and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, we had 3,060,505 shares available for grant under our ESPP. We issued 689,093 shares, 1,278,336 shares, and 1,054,808 shares of common stock during the years ended December 31, 2010, 2009, and 2008, respectively, pursuant to the ESPP at an average price per share of $4.55, $2.99, and $3.94, respectively.

Stock-Based Compensation

We recorded and allocated employee stock-based compensation expense as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Research and development expense	$11,535	$15,708	$14,845
General and administrative expense	7,931	7,109	8,054
Restructuring-related stock compensation expense	1,505	—	—

Total employee stock-based compensation expense	$20,971	$22,817	$22,899

In addition, we recognized stock-based compensation expense of $0.1 million relating to nonemployees in each of the years ended December 31, 2010, 2009 and 2008.

During July 2010, our former Chief Executive Officer, George A. Scangos, Ph.D., resigned as an employee of Exelixis and in connection with such resignation agreed to cancel unvested stock options exercisable for

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

981,302 shares of our common stock and unvested RSUs with respect to 101,050 shares of our common stock. Due to Dr. Scangos’ continued services as a director of Exelixis he was entitled to retain his stock options and RSUs. Therefore, we treated the cancellation as a modification of his stock option and RSU agreements and recorded a non-cash compensation charge of approximately $1.5 million to our consolidated statement of operations.

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

	Stock Options
	2010	2009(1)	2008
Weighted average grant-date fair value	$3.60	$3.61	$3.95
Risk-free interest rate	2.25%	2.25%	2.57%
Dividend yield	0%	0%	0%
Volatility	70%	65%	63%
Expected life	5.2 years	5.4 years	5.2 years

	ESPP
	2010	2009	2008
Weighted average grant-date fair value	$1.87	$1.70	$2.78
Risk-free interest rate	0.21%	0.18%	2.61%
Dividend yield	0%	0%	0%
Volatility	68%	64%	57%
Expected life	6 months	2.6 months	6 months

(1)	These exclude the assumptions used to estimate the fair value of the options granted under the stock option exchange program as discussed below.

On July 7, 2009, we commenced a stock option exchange program approved by our stockholders on May 14, 2009. The exchange program was open to all eligible employees who, at the start of the exchange program, were employed by us or one of our subsidiaries and remained employed through August 5, 2009, the date that the replacement stock options were granted. As a result of the exchange, 9.9 million options were cancelled, of which 7.3 million and 2.6 million were vested and unvested, respectively. Of the 7.2 million replacement options that were granted, 5.1 million were issued in exchange for vested options and vested over a one year term, while 2.1 million options were issued in exchange for unvested options that vest over three years, with a one year cliff. In association with these grants, we recognized incremental compensation cost of approximately $0.4 million and approximately $0.3 million ratably over the vesting period, as of December 31, 2010 and 2009, respectively.

The fair value of replacement options issued under the option exchange was estimated using the following assumptions and resulted in the following weighted average fair values:

Weighted average fair value of awards	$2.82
Risk-free interest rate	2.1%
Dividend yield	0%
Volatility	67%
Expected life	3.7 years

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of all option activity was as follows for the following fiscal years ended December 31:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	20,718,661	$10.32
Granted	5,199,068	7.08
Exercised	(50,201)	5.98
Cancelled	(1,726,342)	10.01

Options outstanding at December 31, 2008	24,141,186	$9.67
Granted	12,180,734	5.93
Exercised	(59,763)	4.57
Cancelled	(11,868,559)	10.39

Options outstanding at December 31, 2009	24,393,598	$7.46
Granted	243,500	6.28
Exercised	(495,098)	5.42
Cancelled	(4,511,970)	7.35

Options outstanding at December 31, 2010	19,630,030	$7.52	5.58 years	$27,996,745

Exercisable at December 31, 2010	15,110,303	$7.85	4.93 years	$19,410,751

At December 31, 2010, a total of 3,588,706 shares were available for grant under our stock option plans.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2010 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. Total intrinsic value of options exercised was $0.8 million, $0.2 million and $0.1 million for 2010, 2009 and 2008, respectively. Total fair value of employee options vested and expensed in 2010, 2009 and 2008 was $16.2 million, $20.4 million and $21.4 million, respectively.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Outstanding and Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable	Weighted Average Exercise Price
$3.05 - $ 5.04	2,161,536	7.79	$4.77	1,152,415	$4.76
$5.05 - $ 5.63	5,367,349	4.78	5.63	4,459,027	5.63
$5.64 - $ 7.02	1,970,560	5.21	6.28	1,441,269	6.35
$7.05 - $ 7.18	1,976,654	7.69	7.15	838,320	7.12
$7.21 - $ 8.86	2,007,933	6.65	7.95	1,247,756	8.13
$8.88 - $ 8.92	2,405,000	4.64	8.90	2,405,000	8.90
$8.99 - $ 9.91	2,382,085	6.09	9.44	2,224,135	9.41
$10.05 - $16.87	1,086,413	2.43	14.32	1,069,881	14.35
$18.81	270,000	0.04	18.81	270,000	18.81
$18.97	2,500	0.50	18.97	2,500	18.97

	19,630,030	5.58	$7.52	15,110,303	$7.85

As of December 31, 2010, $12.0 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.2 years. Cash received from option exercises and purchases under the ESPP in 2010 and 2009 was $5.8 million and $4.1 million, respectively.

A summary of all RSU activity for the fiscal year ended December 31, 2010 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
RSUs outstanding at December 31, 2009	2,679,224	$7.46
Awarded	191,475	5.70
Forfeited	(698,268)	7.44

Awards outstanding at December 31, 2010	2,172,431	$7.31	1.37 years	$17,835,659

As of December 31, 2010, $8.6 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 3.2 years.

Stock Bonus

We granted 298,539 fully vested shares of common stock during 2008 pursuant to the 2000 Equity Incentive Plan and recorded expense of $2.4 million. There were no stock bonuses granted in 2010 or 2009.

401(k) Retirement Plan

We sponsor a 401(k) Retirement Plan whereby eligible employees may elect to contribute up to the lesser of 20% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Service regulations. The 401(k) Retirement Plan permits Exelixis to make matching contributions on behalf of all participants. Beginning in 2002 through 2010, we matched 50% of the first 4% of participant contributions into the 401(k) Retirement Plan in the form of Exelixis common stock. However, beginning in January 2011, we will match 100% of the first 3% of participant contributions into the 401(k) Retirement Plan in the form of Exelixis common stock. We recorded expense of $1.0 million, $1.1 million and $1.1 million related to the stock match for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 12. INCOME TAXES

We recorded an income tax benefit of $0.1 million and $1.3 million for the periods ended December 31, 2010 and 2009, respectively. The tax benefit is a discrete item which resulted from the enactment of the Housing and Economy Recovery Act of 2008. Under this act, corporations otherwise eligible for bonus first-year depreciation may instead elect to claim a refundable credit for R&D tax credits generated prior to 2006. This tax benefit was extended for tax year 2009 with the enactment of the American Recovery and Reinvestment Act of 2009. The 2010 tax benefit of $0.1 million was related to an adjustment of the 2009 refundable tax credit.

Our consolidated net loss includes the following components (in thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic	$(92,402)	$(140,843)	$(175,570)
Foreign	—	—	—

Total	$(92,402)	$(140,843)	$(175,570)

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying consolidated statement of operations is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
U.S. federal taxes (benefit) at statutory rate	$(31,417)	$(47,886)	$(59,694)
Unutilized net operating losses	29,636	42,954	55,785
Stock based compensation	1,709	2,641	3,692
Other	72	2,291	217
Refundable Tax Credit	(72)	(1,286)	—

Total	$(72)	$(1,286)	$—

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$336,243	$296,260
Tax credit carryforwards	70,566	68,136
Capitalized research and development costs	1,836	2,988
Deferred revenue	35,087	57,882
Accruals and reserves not currently deductible	7,087	6,825
Book over tax depreciation	7,251	5,849
Amortization of deferred stock compensation – non-qualified	23,145	18,059

Total deferred tax assets	481,215	455,999
Valuation allowance	(481,215)	(455,999)

Net deferred tax assets	—	—
Deferred tax liabilities:

Net deferred taxes	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $25.2 million, $52.4 million, and $69.0 million during 2010, 2009 and 2008, respectively.

In addition, approximately $51.3 million of the valuation allowance was attributable to acquisition-related items that if and when realized in future periods, will first reduce the carrying value of goodwill, then other long-lived intangible assets of our acquired subsidiaries and then income tax expense.

At December 31, 2010, we had federal net operating loss carryforwards of approximately $902.0 million, which expire in the years 2011 through 2030, and federal research and development tax credits of approximately $78.0 million which expire in the years 2019 through 2029. We also had net operating loss carryforwards for California of approximately $735.0 million, which expire in the years 2015 through 2031, and California research and development tax credits of approximately $34.0 million which have no expiration.

Under the Internal Revenue Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

We track the portion of our deferred tax assets attributable to stock option benefits; these amounts are no longer included in our gross or net deferred tax assets. The tax benefit of stock options total $3.7 million at December 31, 2010 and will only be recorded when we realize a reduction in taxes payable.

Accounting Standards Codification Topic 740-10 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We had $32.1 million of unrecognized tax benefits as of January 1, 2010. The following table summarizes the activity related to our unrecognized tax benefits for the year ending December 31, 2010 (in thousands):

Year Ended December 31, 2010
Balance at January 1, 2010	$32,171
Increase relating to prior year provision	10,472
Increase relating to current year provision	3,738

Ending Balance at December 31, 2010	$46,381

All of our deferred tax assets are subject to a valuation allowance. Further, there were no accrued interest or penalties related to tax contingencies. Any tax-related interest and penalties would be included in income tax expense in the consolidated statements of operations. We do not anticipate that the amount of unrecognized tax benefits existing as of December 31, 2010 will significantly decrease over the next 12 months except for any adjustments related to the expiration of the statute of limitations.

We file U.S. and state income tax returns in jurisdictions with varying statues of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 1994 through 2010 years generally remain subject to examination by federal and most state tax authorities to the extent of net operating losses and credits generated during these periods and are being utilized in the open tax periods.

NOTE 13. COMMITMENTS

Leases

We lease office and research space and certain equipment under operating leases that expire at various dates through the year 2018. Certain operating leases contain renewal provisions and require us to pay other expenses. In connection with the sale of our cell factory business, we assigned our lease to our Portland facility to the purchaser and as a result of our March 2010 restructuring plan, we exited certain facilities in San Diego and South San Francisco. Aggregate future minimum lease payments under our operating leases are as follows (in thousands):

Year Ending December 31,	Operating Leases(1)
2011	$18,761
2012	19,101
2013	18,840
2014	19,243
2015	19,529
Thereafter	27,861

$123,335

(1)	Minimum payments have not been reduced by minimum sublease rentals of $9.7 million due in the future under noncancelable subleases.

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of aggregate future minimum lease payments under operating leases at December 31, 2010 by material operating lease agreements (in thousands):

	Original Term (Expiration)	Renewal Option	Future Minimum Lease Payment
Building Lease #1	May 2017	2 additional periods of 5 years	$70,262
Building Lease #2	July 2018	1 additional period of 5 years	33,124
Building Lease #3	December 2015	1 additional period of 3 years	19,922
Other Building Lease			27

Total			$123,335

Rent expense under operating leases was $28.0 million, $21.0 million and $18.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Rent expense under operating leases was net of sublease rentals of $0.3 million for the year ended December 2010. There were no sublease rentals in 2009 or 2008.

Letter of Credit and Restricted Cash

We entered into a standby letter of credit with a bank in July 2004, which is related to a building lease, with a value of $0.5 million at each of December 31, 2010 and 2009. We entered into two standby letters of credit with a bank in May 2007, which is related to our workers compensation insurance policy, for a combined value of $0.8 million at each of December 2010 and 2009. As of December 31, 2010, the full amount of our three letters of credit was still available. As part of a purchasing card program with a bank we initiated during 2007, we were required to provide collateral in the form of a non-interest bearing certificate of deposit. The collateral at each of December 31, 2010 and 2009 was $5.1 million, and we recorded these amounts in the accompanying consolidated balance sheet as restricted cash and investments as the securities are restricted as to withdrawal.

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

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	2010 Quarter Ended
	March 31,(1,4)	June 30,(2,4)	September 30,	December 31,(3)
Total revenues	$42,199	$47,596	$54,474	$40,776
Loss from operations	(47,452)	(25,631)	(4,205)	(14,109)
Net loss attributable to Exelixis, Inc.	(43,249)	(22,614)	(8,603)	(17,864)
Basic and diluted net loss per share, attributable to Exelixis, Inc.	$(0.40)	$(0.21)	$(0.08)	$(0.16)

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2009 Quarter Ended
	March 31,	June 30,(4)	September 30,(5)	December 31,(4,5)
Total revenues	$25,302	$27,402	$54,976	$44,079
Loss from operations	(36,774)	(38,012)	(16,818)	(30,303)
Net loss attributable to Exelixis, Inc.	(36,180)	(44,762)	(25,445)	(28,833)
Basic and diluted net loss per share, attributable to Exelixis, Inc.	$(0.34)	$(0.42)	$(0.24)	$(0.27)

(1)	In connection with the March 2010 restructuring plan, we recorded a charge of approximately $16.1 million in the first quarter of 2010 primarily related to termination benefits, which includes the modification of certain stock option awards previously granted to the terminated employees. The modification accelerates the vesting of any stock options that would have vested over the period beginning from cessation of employment through August 5, 2010. Employees who were terminated in March also received an additional two months to exercise their options, for which a small charge was taken. The remainder of the charge was for the impairment of various assets and for non-cash charges relating to the closure of our facility in San Diego, California.
(2)	We recorded further restructuring expenses of approximately $9.4 million during the second quarter of 2010 associated primarily with lease-exit costs in connection with the sublease and exit of our South San Francisco building, partially offset by a reduction in termination benefits following the recall of certain employees that were originally terminated under the restructuring plan and the continued delay in the termination of a small group of employees impacted by the restructuring plan.
(3)	In connection with the December 2010 restructuring plan, we recorded a charge of approximately $6.9 million in the fourth quarter of 2010 primarily related to termination benefits, which includes the modification of certain stock option awards previously granted to the terminated employees. The modification allows employees who were terminated under the plan to exercise their options until September 2011. The remainder of the charge was for the impairment of various assets relating to idle equipment in our South San Francisco location.
(4)	In the second quarter of 2009, we signed an amendment to our arrangement with Agrigenetics for which we received $1.8 million in July 2009 and we recognized an additional gain in other income. In November 2009 we received an additional $0.4 million for the purchase of leasehold improvements and recognized an additional net gain on the sale of the business of approximately $0.3 million. We received additional payments of $2.7 million and $4.5 million in March 2010 and May 2010 respectively and recognized these as additional gains in other income.
(5)	In connection with the upfront payments from the sanofi-aventis collaboration, tax withholding of $7.0 million was recognized as income tax expense in the third quarter of 2009. However, due to the ratification of a Treaty with the French Government in December 2009, we now expect to receive this $7.0 million of previously withheld taxes and recorded a tax benefit of $7.0 million in the fourth quarter of 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of the end of our 2010 fiscal year, management conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on the framework established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2010 was effective. There were no material weaknesses in internal control over financial reporting identified by management.

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

The independent registered public accounting firm Ernst & Young LLP has issued an audit report on our internal control over financial reporting, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Exelixis, Inc.

We have audited Exelixis, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Exelixis, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Exelixis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Exelixis, Inc. as of December 31, 2010 and January 1, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended December 31, 2010, of Exelixis, Inc. and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

February 22, 2011

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Pursuant to Item 5.02(e) of Form 8-K under the Securities Exchange Act of 1934, as amended, we report that on February 15, 2011, the Compensation Committee of our Board of Directors, or Board, approved the 2011 base salaries and 2011 target cash bonus program and amounts, expressed as a percentage of 2011 base salaries, for the Company’s principal executive officer, principal financial officer and other named executive officers (as defined under applicable securities laws).

Cash bonuses under the 2011 bonus program are discretionary, but the Compensation Committee of our Board sets bonus targets (expressed as a percentage of base salary) based on the seniority of the applicable position and intends to take into account the achievement of company-wide and applicable division or department performance objectives. Our company-wide goals for 2011 were approved by our Board and include both research and development and business goals. The Compensation Committee exercises broad discretion in determining the amount of cash bonuses and does not attempt to quantify the level of achievement of corporate goals or the extent to which each named executive officer’s division or department contributed to our overall success. Whether or not a bonus is paid for 2011 is within the discretion of the Board. The actual bonus awarded for 2011, if any, may be more or less than the target, depending on individual performance and the achievement of our overall objectives.

The 2011 base salaries and 2011 target cash bonus amounts for each of our named executive officers are listed in Exhibit 10.21 attached hereto and incorporated herein by reference.

Additional information regarding compensation of the named executive officers, including the factors considered by the Compensation Committee in determining compensation, will be included in our Proxy Statement for our 2011 Annual Meeting of Stockholders.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and nominees, including information with respect to our audit committee, audit committee financial experts and procedures by which stockholders may recommend nominees to our board of directors is incorporated by reference to the section entitled “Proposal 1 – Election of Class III Directors” appearing in our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010. The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

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

The information required by this item is incorporated by reference to the sections entitled “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” appearing in our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in our Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Equity Compensation Plan Information

The following table provides certain information about our common stock that may be issued upon the exercise of stock options and other rights under all of our existing equity compensation plans as of December 31, 2010, which consists of our 2000 Equity Incentive Plan, or the 2000 Plan, our 2000 Non-Employee Directors’ Stock Option Plan, or the Director Plan, our 2000 Employee Stock Purchase Plan, or the ESPP, our 2010 Inducement Award Plan, or the 2010 Plan, and our 401(k) Retirement Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(2):	21,663,511	$7.52	5,788,161
Equity compensation plans not approved by stockholders(3):	138,950	$5.93	1,616,831

Total	21,802,461	$7.52	7,404,992

(1)	The weighted average exercise price does not take into account the shares subject to outstanding restricted stock units which have no exercise price.
(2)	Represents shares of our common stock issuable pursuant to the 2000 Plan, the Director Plan and the ESPP.

The 2000 Plan was originally adopted by our Board of Directors in January 2000 and approved by our stockholders in March 2000. The 2000 Plan was amended and restated by our Board of Directors in December 2006 to require that the exercise price for options granted pursuant to the 2000 Plan be equal to the fair market value as of the determination date. The 2000 Plan is administered by the Compensation Committee of our Board of Directors. The 2000 Plan expired in January 2010 and there are no shares available for future issuance. As of December 31, 2010, there were options outstanding to purchase 18,711,280 shares of our common stock under the 2000 Plan at a weighted average exercise price of $7.49 per share. The weighted average exercise price does not take into account the shares subject to outstanding restricted stock units which have no exercise price. As of December 31, 2010, there were 2,065,981 shares reserved for issuance upon the vesting of outstanding restricted stock units.

The Director Plan was originally adopted by our Board of Directors in January 2000 and approved by our stockholders in March 2000. The Director Plan provides for the automatic grant of options to purchase shares of common stock to non-employee directors. The Director Plan was amended by our Board of Directors in February 2004 to increase the annual option grant to each director from 5,000 shares to 10,000 shares, which amendment was approved by our stockholders in April 2004. The Director Plan was further amended by our Board of Directors in February 2008 to increase the annual option grant to each director from 10,000 shares to 15,000 shares and again in December 2010 to extend the post-termination exercise period for future granted options. Stockholder approval of these changes was not required. The Director Plan is administered by the Compensation Committee of our Board of Directors. As of December 31, 2010, there were options outstanding to purchase 886,250 shares of our common stock under the Director Plan at a weighted average exercise price of $8.22.

The ESPP was originally adopted by our Board of Directors in January 2000 and approved by our stockholders in March 2000. The ESPP allows for qualified employees to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each purchase period. The ESPP is implemented by one offering period during each six-month period; provided, however, our Board of Directors may alter the duration of an offering period without stockholder approval. Employees may authorize up to 15% of their compensation for the purchase of stock under the ESPP; provided, that an employee may not accrue the right to purchase stock at a rate of more than $25,000 of the fair market value of our common stock for each calendar year in which the purchase right is outstanding. The ESPP was amended by our Board of Directors in January 2005 and February 2009, each time to increase the number of shares available for issuance under the ESPP. Each increase in the ESPP share reserve was approved by our stockholders in April 2005 and May 2009, respectively. As of December 31, 2010, there were 3,060,505 shares available for future issuance under the ESPP.

(3)	Represents shares of our common stock issuable pursuant to the 2010 Plan and the 401(k) Retirement Plan.

In December 2009, we adopted the 2010 Plan to replace the 2000 Plan, which expired in January 2010. A total of 1,000,000 shares of our common stock were authorized for issuance under the 2010 Plan. The 2010 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards to persons not previously one of our employees or directors as inducements material to such individuals becoming one of our employees or directors. Equity awards issued under the 2010 Plan must be issued in compliance with Rule 5635(c)(4) of the NASDAQ Listing Rules. The 2010 Plan is administered by the Compensation Committee of our Board of Directors. As of December 31, 2010, there were options outstanding to purchase 32,500 shares of our common stock under the 2010 Plan at a weighted average exercise price of $5.93. The weighted average exercise price does not take into account the shares subject to outstanding restricted stock units which have no exercise price. As of December 31, 2010, there were 106,450 shares reserved for issuance upon the vesting of outstanding restricted stock units.

We sponsor a 401(k) Retirement Plan whereby eligible employees may elect to contribute up to the lesser of 20% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) Retirement Plan permits us to make matching contributions on behalf of all participants. From 2002 through 2010, we matched 50% of the first 4% of participant contributions into the 401(k) Retirement Plan in the form of our common stock. Beginning in 2011, we match 100% of the first 3% of participant contributions into the 401(k) Retirement Plan in the form of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Proposal 1 – Election of Class III Directors” appearing in our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm” appearing in our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended December 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are being filed as part of this report:

(1) The following financial statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8:

(2) All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.

(3) The items listed on the Index to Exhibits on pages 114 through 122 are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on February 22, 2011.

EXELIXIS, INC.

By:	/S/ MICHAEL M. MORRISSEY
Michael M. Morrissey, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints MICHAEL M. MORRISSEY, JAMES B. BUCHER and FRANK KARBE, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL M. MORRISSEY Michael M. Morrissey, Ph.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2011

/S/ FRANK KARBE Frank Karbe	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2011

/S/ STELIOS PAPADOPOULOS Stelios Papadopoulos, Ph.D.	Chairman of the Board	February 22, 2011

/S/ CHARLES COHEN Charles Cohen, Ph.D.	Director	February 22, 2011

/S/ CARL B. FELDBAUM Carl B. Feldbaum, Esq.	Director	February 22, 2011

/S/ ALAN M. GARBER Alan M. Garber, M.D., Ph.D.	Director	February 22, 2011

Signatures	Title	Date

/S/ VINCENT MARCHESI Vincent Marchesi, M.D., Ph.D.	Director	February 22, 2011

/S/ FRANK MCCORMICK Frank McCormick, Ph.D.	Director	February 22, 2011

/S/ GEORGE POSTE George Poste, D.V.M., Ph.D.	Director	February 22, 2011

/S/ GEORGE A. SCANGOS George A. Scangos, Ph.D.	Director	February 22, 2011

/S/ LANCE WILLSEY Lance Willsey, M.D.	Director	February 22, 2011

/S/ JACK L. WYSZOMIERSKI Jack L. Wyszomierski	Director	February 22, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
2.2*	Share Sale and Transfer Agreement, dated November 20, 2007, by and between Taconic Farms, Inc. and Exelixis, Inc.	10-K	000-30235	2.3	2/25/2008

3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010

3.3	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	10/4/2007

4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	2/7/2000

4.2	Form of Warrant, dated June 13, 2006, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	8-K	000-30235	4.1	6/15/2006

4.3	Form of Warrant, dated June 10, 2009, to purchase 500,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	10-Q, as amended	000-30235	4.4	7/30/2009

4.4	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC.	10-Q	000-30235	4.4	8/5/2010

4.5*	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued or issuable to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited	8-K	000-30235	4.9	6/9/2008

4.6	Form of Common Stock Agreement and Warrant Certificate.	S-3, as amended	333-158792	4.17	4/24/2009

4.7	Form of Preferred Stock Agreement and Warrant Certificate.	S-3, as amended	333-158792	4.18	4/24/2009

4.8	Form of Debt Securities Warrant Agreement and Warrant Certificate.	S-3, as amended	333-158792	4.19	4/24/2009

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
4.9	Form of Senior Debt Indenture.	S-3, as amended	333-158792	4.13	5/28/2009

4.10	Form of Subordinated Debt Indenture.	S-3, as amended	333-158792	4.14	5/28/2009

4.11	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design International, L.P.	10-Q	000-30235	10.1 (Exhibit A-1)	8/5/2010

4.12	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design Fund, L.P.	10-Q	000-30235	10.1 (Exhibit A-2)	8/5/2010

10.1	Form of Indemnity Agreement.	S-1, as amended	333-96335	10.1	2/7/2000

10.2†	2000 Equity Incentive Plan.	10-Q	000-30235	10.1	5/3/2007

10.3†	Form of Stock Option Agreement under the 2000 Equity Incentive Plan (early exercise permissible).	10-Q	000-30235	10.2	11/8/2004

10.4†	Form of Stock Option Agreement under the 2000 Equity Incentive Plan (early exercise may be restricted).	8-K	000-30235	10.1	12/15/2004

10.5†	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.	10-K	000-30235	10.6	3/10/2010

10.6†	2000 Non-Employee Directors’ Stock Option Plan.					X

10.7†	Form of Stock Option Agreement under the 2000 Non-Employee Directors’ Stock Option Plan.					X

10.8†	2000 Employee Stock Purchase Plan.	Schedule 14A	000-30235	A	4/13/2009

10.9†	2010 Inducement Award Plan	10-K	000-30235	10.10	3/10/2010

10.10†	Form of Stock Option Agreement under the 2010 Inducement Award Plan.	10-K	000-30235	10.11	3/10/2010

10.11†	Form of Restricted Stock Unit Agreement under the 2010 Inducement Award Plan.	10-K	000-30235	10.12	3/10/2010

10.12†	Exelixis, Inc. 401(k) Plan.	10-K	000-30235	10.13	3/10/2010

10.13†	Exelixis, Inc. 401(k) Plan Adoption Agreement.	10-K	000-30235	10.14	3/10/2010

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.14†	Offer Letter Agreement, dated February 3, 2000, between Michael Morrissey, Ph.D., and Exelixis, Inc.	10-Q	000-30235	10.43	8/5/2004

10.15†	Offer Letter Agreement, dated November 20, 2003, between Frank Karbe and Exelixis, Inc.	10-Q	000-30235	10.46	8/5/2004

10.16†	Offer Letter Agreement, dated March 27, 2000, between Pamela Simonton, J.D., L.L.M. and Exelixis, Inc.	10-K	000-30235	10.17	3/15/2005

10.17†	Offer Letter Agreement, dated June 20, 2006, between Exelixis, Inc. and Gisela M. Schwab, M.D.	8-K	000-30235	10.1	6/26/2006

10.18†	Offer Letter Agreement, dated June 19, 2008, between Exelixis, Inc. and Fran Heller, J.D.	10-K	000-30235	10.20	3/10/2010

10.19†	Offer Letter Agreement, dated January 7, 2002, between Exelixis, Inc. and Lupe M. Rivera.					X

10.20†	Resignation Agreement dated July 22, 2010 by and between Exelixis, Inc. and George A. Scangos	10-Q	000-30235	10.1	11/4/2010

10.21†	Compensation Information for the Company’s Named Executive Officers.					X

10.22†	Compensation Information for Non-Employee Directors.					X

10.23†	Exelixis, Inc. Change in Control and Severance Benefit Plan, as amended and restated.					X

10.24*	Product Development and Commercialization Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-Q	000-30235	10.36	11/8/2002

10.25*	First Amendment to the Product Development and Commercialization Agreement, dated as of January 10, 2005, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-K	000-30235	10.24	3/15/2005

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.26*	Second Amendment to the Product Development and Commercialization Agreement, dated as of June 13, 2008, by and between SmithKlineBeecham Corporation d/b/a GlaxoSmithKline and Exelixis, Inc.	10-Q	000-30235	10.3	8/5/2008

10.27*	Stock Purchase and Stock Issuance Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-Q	000-30235	10.37	11/8/2002

10.28	First Amendment to the Stock Purchase and Stock Issuance Agreement, dated as of January 10, 2005, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-K	000-30235	10.26	3/15/2005

10.29*	Loan and Security Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-Q	000-30235	10.38	11/8/2002

10.30	First Amendment to the Loan and Security Agreement, dated as of December 5, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-K	000-30235	10.30	3/10/2010

10.31	Second Amendment to the Loan and Security Agreement, dated as of September 20, 2004, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	8-K	000-30235	10.1	9/23/2004

10.32*	Third Amendment to the Loan and Security Agreement, dated as of January 10, 2005, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-K	000-30235	10.29	3/15/2005

10.33*	Fourth Amendment to the Loan and Security Agreement, dated as of July 10, 2008, by and between SmithKlineBeecham Corporation d/b/a GlaxoSmithKline and Exelixis, Inc.	10-Q	000-30235	10.4	8/5/2008

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.34*	Letter Agreement, dated February 17, 2009, between Exelixis, Inc. and SmithKlineBeecham Corporation d/b/a GlaxoSmithKline.	10-Q, as amended	000-30235	10.1	5/7/2009

10.35*	Collaboration Agreement, dated December 15, 2006, between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-K	000-30235	10.38	2/27/2007

10.36*	Amendment No. 1, dated January 11, 2007, to the Collaboration Agreement, dated December 15, 2006, between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-Q	000-30235	10.3	11/5/2007

10.37*	Letter Agreement, dated June 26, 2008, between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-Q	000-30235	10.5	8/5/2008

10.38*	Amendment No. 2, dated October 1, 2009, to the Collaboration Agreement, dated December 15, 2006, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-Q	000-30235	10.3	10/29/2009

10.39**	Amendment No. 3, dated October 8, 2010, to the Collaboration Agreement, dated December 15, 2006, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.					X

10.40*	Collaboration Agreement, dated December 22, 2006, between Exelixis, Inc. and Genentech, Inc.	10-K	000-30235	10.39	2/27/2007

10.41*	First Amendment, dated March 13, 2008, to the Collaboration Agreement, dated December 22, 2006, between Exelixis, Inc. and Genentech, Inc.	10-Q	000-30235	10.1	5/6/2008

10.42	Second Amendment, dated April 30, 2010 to the Collaboration Agreement, dated December 22, 2006, between Exelixis, Inc. and Genentech, Inc.	10-Q	000-30235	10.5	8/5/2010

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.43	Lease, dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	S-1, as amended	333-96335	10.11	2/7/2000

10.44	First Amendment to Lease, dated March 29, 2000, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-Q	000-30235	10.1	5/15/2000

10.45	Second Amendment to Lease dated January 31, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	S-1, as amended	333-152166	10.44	7/7/2008

10.46	Third Amendment to Lease dated May 24, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.					X

10.47	Lease Agreement, dated May 24, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-Q	000-30235	10.48	8/5/2004

10.48	First Amendment to Lease, dated February 28, 2003, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	S-1, as amended	333-152166	10.46	7/7/2008

10.49	Second Amendment to Lease, dated July 20, 2004, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-Q	000-30235	10.49	8/5/2004

10.50	Lease Agreement, dated May 27, 2005, between Exelixis, Inc. and Britannia Pointe Grand Limited Partnership.	8-K	000-30235	10.1	5/27/2007

10.51	Lease Agreement, dated September 14, 2007, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-Q	000-30235	10.5	11/5/2007

10.52	First Amendment dated May 31, 2008 to Lease Agreement, dated September 14, 2007, by and between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-Q	000-30235	10.1	8/5/2008

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.53	Second Amendment dated October 23, 2008 to Lease Agreement, dated September 14, 2007, by and between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-K	000-30235	10.62	3/10/2009

10.54	Third Amendment dated October 24, 2008 to Lease Agreement, dated September 14, 2007, by and between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-K	000-30235	10.63	3/10/2009

10.55	Fourth Amendment dated July 9, 2010 to Lease Agreement, dated September 14, 2007, by and between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-Q	000-30235	10.2	11/4/2010

10.56	Consent to Sublease dated July 9, 2010 by and among ARE-San Francisco No. 12, LLC, Exelixis, Inc. and Onyx Pharmaceuticals, Inc.	10-Q	000-30235	10.3	11/4/2010

10.57	Sublease Agreement, dated July 9, 2010, by and between Exelixis, Inc. and Onyx Pharmaceuticals, Inc.	10-Q	000-30235	10.4	11/4/2010

10.58	Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc.	10-Q	000-30235	10.34	8/6/2002

10.59	Loan Modification Agreement, dated December 21, 2004, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/23/2004

10.60	Amendment No. 7, dated December 21, 2006, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/27/2006

10.61	Amendment No. 8, dated December 21, 2007, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/26/2007

10.62	Amendment No. 9, dated December 22, 2009, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/23/2009

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.63*	Amendment No. 10, dated June 2, 2010, to the Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc.	10-Q	000-30235	10.3	8/5/2010

10.64*	Shareholders’ Agreement, dated November 20, 2007, by and between Taconic Farms, Inc. and Exelixis, Inc.	10-K	000-30235	10.54	2/25/2008

10.65*	Collaboration Agreement, dated December 11, 2008, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-K	000-30235	10.65	3/10/2009

10.66*	Amendment No. 1, dated December 17, 2008, to the Collaboration Agreement, dated December 11, 2008, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-K	000-30235	10.66	3/10/2009

10.67*	Amendment No. 2, dated September 1, 2009, to the Collaboration Agreement dated December 11, 2008, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-Q	000-30235	10.2	10/29/2009

10.68**	Amendment No. 3, dated October 8, 2010, to the Collaboration Agreement dated December 11, 2008, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.					X

10.69	Termination Agreement dated June 18, 2010 between Exelixis, Inc. and Bristol-Myers Squibb Company	10-Q	000-30235	10.4	8/5/2010

10.70*	Letter Agreement, dated December 11, 2008, between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-K	000-30235	10.67	3/10/2009

10.71*	License Agreement, dated May 27, 2009, between Exelixis, Inc. and sanofi-aventis.	10-Q, as amended	000-30235	10.1	7/30/2009

10.72*	Collaboration Agreement, dated May 27, 2009, between Exelixis, Inc. and sanofi-aventis.	10-Q, as amended	000-30235	10.2	7/30/2009

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.73	Letter, dated May 27, 2009, relating to regulatory filings for the Collaboration Agreement, dated May 27, 2009, between Exelixis, Inc. and sanofi-aventis.	10-Q, as amended	000-30235	10.3	7/30/2009

10.74	Note Purchase Agreement, dated June 2, 2010, by and between Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P. and Exelixis, Inc.	10-Q	000-30235	10.1	8/5/2010

10.75	Security Agreement, dated July 1, 2010, by and between Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P. and Exelixis, Inc.	10-Q	000-30235	10.2	8/5/2010

10.76**	License Agreement, dated October 8, 2010, by and between Bristol-Myers Squibb Company and Exelixis, Inc.					X

10.77**	Collaboration Agreement, dated October 8, 2010, by and between Bristol-Myers Squibb Company and Exelixis, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained on signature page).					X

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1‡	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).					X

†	Management contract or compensatory plan.
*	Confidential treatment granted for certain portions of this exhibit.
**	Confidential treatment requested for certain portions of this exhibit.
‡	This certification accompanies this Annual Report on Form 10-K, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.