Form 10-Q
period 2011-04-01
EXELIXIS INC
filed 2011-05-03
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-30235

Exelixis, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3257395
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

210 East Grand Ave.

South San Francisco, CA 94080

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

As of April 28, 2011, there were 127,835,145 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2011	December 31, 2010 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202,051	$97,440
Marketable securities	99,621	65,224
Other receivables	5,771	5,896
Prepaid expenses and other current assets	16,766	14,926

Total current assets	324,209	183,486
Restricted cash and investments	4,199	6,399
Long-term investments	85,825	87,314
Property and equipment, net	13,605	15,811
Goodwill	63,684	63,684
Other assets	4,214	4,096

Total assets	$495,736	$360,790

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,945	$2,046
Accrued compensation and benefits	6,888	6,555
Accrued clinical trial liabilities	31,681	30,975
Other accrued liabilities	15,993	15,026
Current portion of notes payable and bank obligations	8,064	8,848
Current portion of convertible loans	28,900	28,900
Current portion of restructuring	3,850	7,294
Deferred revenue	99,802	100,297

Total current liabilities	198,123	199,941
Long-term portion of notes payable and bank obligations	85,825	87,314
Long-term portion of convertible loans	85,240	83,396
Long-term portion of restructuring	8,954	6,987
Other long-term liabilities	8,772	9,005
Deferred revenue	177,571	202,472

Total liabilities	564,485	589,115

Commitments
Stockholders’ deficit:
Common stock	127	109
Additional paid-in-capital	1,140,700	953,608
Accumulated other comprehensive income	(32)	12
Accumulated deficit	(1,209,544)	(1,182,054)

Total stockholders’ deficit	(68,749)	(228,325)

Total liabilities and stockholders’ deficit	$495,736	$360,790

(1)	The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Contract	$12,410	$19,740
License	22,789	24,565
Collaboration reimbursement	694	(2,106)

Total revenues	35,893	42,199

Operating expenses:
Research and development	45,691	64,751
General and administrative	9,165	8,835
Restructuring charge	4,767	16,065

Total operating expenses	59,623	89,651

Loss from operations	(23,730)	(47,452)
Other income (expense):
Interest income and other, net	183	315
Interest expense	(3,943)	(612)
Gain on sale of business	—	4,500

Total other income (expense), net	(3,760)	4,203

Net loss	$(27,490)	$(43,249)

Net loss per share, basic and diluted	$(0.24)	$(0.40)

Shares used in computing basic and diluted loss per share amounts	113,215	107,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(27,490)	$(43,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,929	3,072
Stock-based compensation expense	3,603	6,526
Impairment of assets due to restructuring	122	2,474
Gain on sale of business	—	(4,500)
Accretion of debt discount	3,324	—
Other	478	938
Changes in assets and liabilities:
Other receivables	125	4,774
Prepaid expenses and other current assets	(1,279)	(3,403)
Other assets	114	11
Accounts payable and other accrued expenses	2,905	(4,619)
Restructuring liability	(1,478)	10,769
Other long-term liabilities	(232)	(152)
Deferred revenue	(25,397)	(26,380)

Net cash used in operating activities	(43,276)	(53,739)

Cash flows from investing activities:
Purchases of property and equipment	(405)	(252)
Proceeds from sales of property and equipment	—	175
Proceeds from sale of business	—	4,500
Decrease in restricted cash and investments	2,200	—
Proceeds from maturities of marketable securities	26,718	33,971
Proceeds from sales of marketable securities	—	12,780
Purchases of marketable securities	(60,015)	(23,563)

Net cash (used in) provided by investing activities	(31,502)	27,611

Cash flows from financing activities:
Proceeds from issuance of common stock	179,347	—
Proceeds from exercise of stock options and warrants	3,794	871
Principal payments on notes payable and bank obligations	(3,752)	(3,247)

Net cash provided by (used in) financing activities	179,389	(2,376)

Net increase in cash and cash equivalents	104,611	(28,504)
Cash and cash equivalents, at beginning of period	97,440	86,796

Cash and cash equivalents, at end of period	$202,051	$58,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

NOTE 1. Organization and Summary of Significant Accounting Policies

Organization

Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biotechnology company committed to developing small molecule therapies for the treatment of cancer. We are focusing our resources and development efforts exclusively on cabozantinib (XL184), our most advanced compound, in order to maximize the therapeutic and commercial potential of this compound. We believe cabozantinib has the potential to be a high-quality, broadly-active, differentiated pharmaceutical product that can make a meaningful difference in the lives of patients. Cabozantinib inhibits MET, VEGFR2 and RET, proteins that are key drivers of tumor growth and/or vascularization. Cabozantinib is the most advanced inhibitor of MET in clinical development and is being evaluated in a broad development program encompassing multiple cancer indications. We have also developed a portfolio of other novel compounds that we believe have the potential to address serious unmet medical needs, most of which are being advanced by partners as part of collaborations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the period presented have been included. Certain reclassifications of prior period amounts have been made to our condensed consolidated financial statements to conform to the current period presentation.

Exelixis has adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st of each year. Fiscal year 2010, a 52-week year, ended on December 31, 2010, and fiscal year 2011, a 52-week year, will end on December 30, 2011. For convenience, references in these Condensed Consolidated Financial Statements and Notes as of and for the fiscal quarters ended April 2, 2010 and April 1, 2011 are indicated as ended March 31, 2010 and 2011, respectively.

Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2011 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on February 22, 2011.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and Investments

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We invest in high-grade, short-term commercial paper and money market funds, which are subject to minimal credit and market risk.

All marketable securities are classified as available-for-sale and are carried at fair value. We view our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are stated at fair value based upon quoted market prices of the securities. We have classified certain investments as cash and cash equivalents or marketable securities that collateralize loan balances; however, they are not restricted to withdrawal. Funds that are used to collateralize equipment lines of credit that extend for over 12 months have been classified as long-term investments, in accordance with the loan arrangement. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ deficit. Realized gains and losses, net, on available-for-sale securities are recorded in our Consolidated Statement of Operations as Interest income and other, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are recorded in our Consolidated Statement of Operations as Interest income and other, net.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(unaudited)

The following summarizes available-for-sale securities included in cash and cash equivalents and restricted cash and investments as of March 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$173,852	$—	$—	$173,852
Commercial paper	129,915	2	—	129,917
Corporate bonds	64,375	14	(45)	64,344
U.S. Government sponsored enterprises	11,259	2	—	11,261
Municipal bonds	13,118	—	(5)	13,113

Total	$392,519	18	$(50)	$392,487

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash equivalents	$288,671	$—	$(4)	$288,667
Marketable securities	84,498	16	(21)	84,493
Restricted cash and investments	4,199	—	—	4,199
Long-term investments	15,151	2	(25)	15,128

Total	$392,519	18	$(50)	$392,487

As of March 31, 2011, all securities were in an unrealized loss position for less than one year and the unrealized losses were not attributed to credit risk. Based on the scheduled maturities of our marketable securities, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.

The following summarizes available-for-sale securities included in cash and cash equivalents and restricted cash and investments as of December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$171,048	$—	$—	$171,048
Commercial paper	19,283	—	—	19,283
Corporate bonds	36,869	18	(10)	36,877
U.S. Government sponsored enterprises	18,811	5	—	18,816
Municipal bonds	10,913	—	(1)	10,912

Total	$256,924	$23	$(11)	$256,936

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash equivalents	$98,001	$—	$(2)	$97,999
Marketable securities	65,210	23	(9)	65,224
Restricted cash and investments	6,399	—	—	6,399
Long-term investments	87,314	—	—	87,314

Total	$256,924	$23	$(11)	$256,936

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(unaudited)

Foreign Currency Forward Contract

We have entered into foreign currency forward contracts to reduce our net exposure to Eurodollar currency fluctuations. In October 2010, we entered into a foreign contract for a notional amount of $6.9 million that expired in March 2011. On March 30, 2011, we settled this contract for a net loss of $0.4 million and a cash payment of $0.2 million and entered into a new foreign contract for a notional amount of $7.0 million that will expire in December 2011. The fair value of the foreign currency contract is estimated based on pricing models using readily observable inputs from actively quoted markets. The net unrealized gain/loss on our foreign currency forward contracts, neither of which are designated as a hedge, are recorded in our Consolidated Statements of Operations as Interest income and other, net.

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

Level 3—unobservable inputs.

Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of March 31, 2011 and December 31, 2010, respectively (in thousands):

As of March 31, 2011:

	Level 1	Level 2	Level 3	Total
Money market funds	$173,852	$—	$—	$173,852
Commercial paper	—	129,917	—	129,917
Corporate bonds	—	64,344	—	64,344
U.S. Government sponsored agencies	—	11,261	—	11,261
Municipal bonds	—	13,113	—	13,113

Total	$173,852	$218,635	$—	$392,487

As of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Money market funds	$171,048	$—	$—	$171,048
Commercial paper	—	19,283	—	19,283
Corporate bonds	—	36,877	—	36,877
U.S. Government sponsored enterprises	—	18,816	—	18,816
Municipal bonds	—	10,912	—	10,912
Foreign currency forward contract	—	(156)	—	(156)

Total	$171,048	$85,732	$—	$256,780

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(unaudited)

We have estimated the fair value of our long-term debt instruments, where possible, using the net present value of the payments discounted at an interest rate that is consistent with our current borrowing rate for similar long-term debt. However, due to the unique structure of our 2010 financing agreement with entities affiliated with Deerfield Management Company L.P. (“Deerfield”) and the current non-liquid market in structured notes, there is no practicable method to determine the fair value of this instrument. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements for details on the structure and terms of our 2010 financing with Deerfield. The estimated fair value of our outstanding debt, excluding our 2010 financing with Deerfield, was as follows (in thousands):

	March 31, 2011	December 31, 2010
GlaxoSmithKline loan	$27,337	$26,693
Equipment lines of credit	13,820	16,064
Silicon Valley Bank loan	77,480	77,480

Total	$118,637	$120,237

At March 31, 2011 and December 31, 2010, the book value of our debt outstanding, including our 2010 financing with Deerfield, was $208.0 million and $208.5 million, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments or a combination thereof. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

Long Lived Assets

The carrying value of our long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Long-lived assets include property and equipment and identified intangible assets. In the quarters ending March 31, 2010 and March 31, 2011, we wrote down property and equipment in the amount of approximately $2.5 million and $0.1 million respectively in connection with our March and December 2010 restructuring plans. See Note 5 for further information on the restructuring plans.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and investments in marketable securities. Cash equivalents and marketable securities consist of money market funds, taxable commercial paper, corporate bonds with high credit quality, U.S. government agency obligations and U.S. government sponsored enterprises. All cash and cash equivalents and marketable securities are maintained with financial institutions that management believes are creditworthy. Other receivables are typically unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception.

Net Loss Per Share

Basic and diluted net loss per share are computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock because its effect is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options and warrants and shares issuable pursuant to restricted stock units (“RSUs”) and upon conversion of our convertible loans.

As of March 31, 2011 and 2010, our potential common stock includes the following shares, all of which have been excluded from the computation of diluted net loss per share because their impact is antidilutive:

	March 31, 2011	March 31, 2010
Shares related to our GSK loan	3,153,729	9,784,549
Shares issuable upon the exercise of outstanding stock options	18,283,648	24,044,443
Shares issuable pursuant to the vesting of RSUs	1,483,443	2,740,849
Shares issuable upon the exercise of outstanding warrants	2,250,000	3,000,000

Total antidilutive shares	25,170,820	39,569,841

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(unaudited)

Collaboration Arrangements

Collaborative agreement reimbursement revenues or collaboration cost-sharing expenses are recorded as earned or owed based on the performance requirements by both parties under the respective contracts. In December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for the development of cabozantinib and XL281. However, on June 18, 2010, we regained full rights to develop and commercialize cabozantinib under the collaboration agreement following receipt of notice from Bristol-Myers Squibb of its decision to terminate the collaboration, solely as to cabozantinib, on a worldwide basis. Prior to the termination of the collaboration with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”) as to cabozantinib, both parties were actively involved with compound development and certain research and development expenses were partially reimbursable to us on a net basis by compound. On an annual basis, amounts owed by Bristol-Myers Squibb to us, net of amounts reimbursable to Bristol-Myers Squibb by us for the development of cabozantinib and XL281, are recorded as collaboration reimbursement revenues. Conversely, research and development expenses may include the net settlement of amounts we owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred in connection with the development of cabozantinib, less amounts reimbursable to us by Bristol-Myers Squibb for the development of both cabozantinib and XL281. Due to the termination of the collaboration in June 2010 with respect to cabozantinib and the work we are conducting for XL281, during the fiscal year ended December 31, 2010 and in future fiscal years, we were and will continue to be in a net receivable position, and will therefore present reimbursement payments as collaboration reimbursement revenues. Revenues and expenses from collaborations that are not co-development agreements are recorded as contract revenues or research and development expenses in the period incurred.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. Under ASU 2009-13, we may be required to exercise considerable judgment in determining the estimated selling price of delivered items under new agreements and our revenue under new agreements may be more accelerated as compared to the prior accounting standard. We adopted this guidance beginning January 1, 2011, and expect that this adoption could have a material impact on our financial statements going forward.

NOTE 2. Comprehensive Loss

Comprehensive loss represents consolidated net loss plus any unrealized gains and losses on available-for-sale securities not reflected in our Consolidated Statements of Operations. Comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Consolidated net loss	$(27,490)	$(43,249)
Unrealized losses on available-for-sale securities	(43)	(57)

Comprehensive loss	$(27,533)	$(43,306)

NOTE 3. Stock-Based Compensation

We recorded and allocated employee stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Research and development expense	$1,748	$3,648
General and administrative expense	1,332	1,852
Restructuring expense	449	995

Total employee stock-based compensation expense	$3,529	$6,495

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

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(unaudited)

	Stock Options Three Months Ended March 31,			Employee Stock Purchase Plan Three Months Ended March 31,
	2011 (1)		2010	2011	2010
Weighted average fair value of awards	$	N/A	$3.80	$1.47	$1.92
Risk-free interest rate		N/A	2.50%	0.16%	0.16%
Dividend yield		N/A	0%	0%	0%
Volatility		N/A	60%	65%	60%
Expected life		N/A	5.2 years	0.5 years	0.5 years

(1)	There were no options granted during the three months ended March 31, 2011.

A summary of all stock option activity for the three months ended March 31, 2011 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	19,630,030	$7.52
Granted	0	0
Exercised	(650,017)	5.85
Cancelled	(696,365)	11.15

Options outstanding at March 31, 2011	18,283,648	$7.44	5.18 years	$77,031,922

Exercisable at March 31, 2011	14,702,142	$7.68	4.60 years	$58,971,457

As of March 31, 2011, $10.3 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 2.02 years.

A summary of all RSU activity for the three months ended March 31, 2011 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
RSUs outstanding at December 31, 2010	2,172,431	$7.31
Awarded	35,100	11.82
Released	(442,622)	7.49
Forfeited	(281,466)	7.44

Awards outstanding at March 31, 2011	1,483,443	7.34	1.52 years	$17,015,091

As of March 31, 2011, $8.2 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 2.93 years.

NOTE 4. Collaborations

Bristol-Myers Squibb

2010 Collaboration Agreements

TGR5 License Agreement

We entered into a global license agreement with Bristol-Myers Squibb for XL475 (and any potential backups), a preclinical compound that modulates the metabolic target known as TGR5 (the “TGR5 License Agreement”). Pursuant to the terms of the TGR5 License Agreement, Bristol-Myers Squibb received a worldwide exclusive license to XL475 and has sole control and responsibility for all subsequent research, development, commercial and manufacturing activities. The TGR5 License Agreement became effective in November 2010 following clearance under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended.

In November 2010 we received a nonrefundable upfront cash payment of $35.0 million from Bristol-Myers Squibb. Additionally, for each product developed by Bristol-Myers Squibb under the license, we will be eligible to receive development and regulatory milestones of up to $250.0 million and commercial milestones of up to $150.0 million, as well as royalties on commercial sales of any such products.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(unaudited)

ROR Collaboration Agreement

In October 2010, we entered into a worldwide collaboration with Bristol-Myers Squibb pursuant to which each party granted to the other certain intellectual property licenses to enable the parties to discover, optimize and characterize ROR antagonists that may subsequently be developed and commercialized by Bristol-Myers Squibb. In November 2010 we received a nonrefundable upfront cash payment of $5.0 million from Bristol-Myers Squibb. Additionally, for each product developed by Bristol-Myers Squibb under the collaboration, we will be eligible to receive development and regulatory milestones of up to $255.0 million and commercial milestones of up to $150.0 million, as well as royalties on commercial sales of any such products.

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

On June 18, 2010, we regained full rights to develop and commercialize cabozantinib under our collaboration agreement with Bristol-Myers Squibb following receipt of notice from Bristol-Myers Squibb of its decision to terminate the 2008 collaboration, solely as to cabozantinib, on a worldwide basis. Bristol-Myers Squibb informed us that the termination was based upon its review of cabozantinib in the context of Bristol-Myers Squibb’s overall research and development priorities and pipeline products. On June 28, 2010, in connection with the termination, we received a $17.0 million transition payment from Bristol-Myers Squibb in satisfaction of its obligations under the collaboration agreement to continue to fund its share of development costs for cabozantinib for a period of three months following the notice of termination. As a result of the termination, Bristol-Myers Squibb’s license relating to cabozantinib terminated and its rights to cabozantinib reverted to us, and we received, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize cabozantinib. The collaboration remains in full force and effect with respect to XL281 and the upfront license fees continue to be recognized over the estimated performance obligation which was revised in the second quarter of 2010 and is now expected to be completed during 2013.

The upfront payment of $195.0 million and the license payments of $45.0 million are being recognized ratably from the effective date of the agreement over the estimated development term and recorded as license revenues. Any milestone payments that we may receive under the collaboration agreement will be recognized ratably over the remaining development term but recorded as contract revenues. We record as operating expense 100% of the cost incurred for work performed by us under the collaboration agreement. Prior to the termination of the collaboration as to cabozantinib, there were periods during which Bristol-Myers Squibb partially reimbursed us for certain research and development expenses, and other periods during which we owed Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred on the development of cabozantinib, less amounts reimbursable to us by Bristol-Myers Squibb for both cabozantinib and XL281. Due to the termination of the collaboration in June 2010 with respect to cabozantinib and the work we are conducting for XL281, during the fiscal year ended December 31, 2010 and in future fiscal years, we were and will continue to be in a net receivable position, and will therefore present these reimbursement payments as collaboration reimbursement revenues.

Amounts attributable to programs under the 2008 Bristol-Myers Squibb collaboration agreement consisted of the following (in thousands):

	Three months Ended March 31,
	2011	2010
Exelixis research and development expenses (1)	$611	$19,896
Net amount due from (owed to) collaboration partner	$694	$(2,106)

(1)	Total research and development expenses attributable to us include direct third party expenditures plus estimated internal personnel costs and are calculated in accordance with the terms of the particular collaboration.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(unaudited)

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

For each IND candidate selected, we were entitled to receive a $20.0 million selection milestone from Bristol-Myers Squibb. Once selected, Bristol-Myers Squibb became responsible for leading the further development and commercialization of the selected IND candidates. In addition, we had the right to opt in to co-promote the selected IND candidates, in which case we would equally share all development costs and profits in the United States. In January 2008 and November 2008, Bristol-Myers Squibb exercised its option under the collaboration to develop and commercialize XL139 (BMS-833923), a Hedgehog inhibitor, and XL413 (BMS-863233), a CDC7 inhibitor, respectively. Under the terms of the collaboration agreement, the selection of XL139 and XL413 by Bristol-Myers Squibb entitled us to milestone payments of $20.0 million each, which we received in February 2008 and December 2008, respectively. In addition, we exercised our option under the collaboration agreement to co-develop and co-commercialize each of XL139 and XL413 in the United States. However, in September 2010, we and Bristol-Myers Squibb terminated the XL413 program due to an unfavorable pharmacological profile observed in phase 1 clinical evaluation. Additionally, in connection with an amendment to the collaboration which became effective in November 2010, we exercised our right to opt-out of further co-development of XL139 in consideration for a payment of $20.0 million. As of the effective date in November 2010, we are recognizing the $20.0 million payment plus the remaining deferred revenue balance of $15.5 million from the original 2007 cancer agreement, over the obligation period of 3.5 years as determined by the new ROR collaboration. We have no further responsibility for conducting new activities or funding new development or commercialization activities with respect to XL139 and will therefore no longer be eligible to share profits on sales of any commercialized products under the collaboration. We will continue to be eligible to receive regulatory and commercial milestones as well as double-digit royalties on any future sales of any products commercialized under the collaboration. As a result of the November 2010 amendment to the collaboration, the research term has ended, and we have no further obligation to deliver to Bristol-Myers Squibb a third IND candidate under the collaboration.

LXR Collaboration

In December 2005, we entered into a collaboration agreement with Bristol-Myers Squibb for the discovery, development and commercialization of novel therapies targeted against LXR, a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. This agreement became effective in January 2006, at which time we granted Bristol-Myers Squibb an exclusive, worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR. During the research term, we jointly identified drug candidates with Bristol-Myers Squibb that were ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by Bristol-Myers Squibb, Bristol-Myers Squibb agreed to be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and sales/marketing activities for the selected drug candidate. We do not have rights to reacquire the selected drug candidates selected by Bristol-Myers Squibb. The research term expired in January 2010 and we completed a technology transfer during 2010 to enable Bristol-Myers Squibb to continue the LXR program.

Under the collaboration agreement, Bristol-Myers Squibb paid us a nonrefundable upfront payment in the amount of $17.5 million and was obligated to provide research and development funding of $10.0 million per year for an initial research period of two years. In September 2007, the collaboration was extended at Bristol-Myers Squibb’s request through January 12, 2009, and in November 2008, the collaboration was further extended at Bristol-Myers Squibb’s request through January 12, 2010. Under the collaboration agreement, Bristol-Myers Squibb is required to pay us development and regulatory milestones of up to $138.0 million per product for up to two products from the collaboration. In addition, we are also entitled to receive sales milestones and royalties on sales of any products commercialized under the collaboration. In connection with the extension of the collaboration through January 2009, and subsequently January 2010, Bristol-Myers Squibb paid us additional research funding of approximately $7.7 million and approximately $5.8 million, respectively. In December 2007, we received $5.0 million for achieving a development milestone under the collaboration.

sanofi-aventis

In May 2009, we entered into a global license agreement with sanofi-aventis for XL147 and XL765 and a broad collaboration for the discovery of inhibitors of phosphoinositide-3 kinase (“PI3K”) for the treatment of cancer. The license agreement and collaboration agreement became effective on July 7, 2009. In connection with the effectiveness of the license and collaboration, on July 20, 2009, we received upfront payments of $140.0 million ($120.0 million for the license and $20.0 million for the collaboration),

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(unaudited)

less applicable withholding taxes of $7.0 million, for a net receipt of $133.0 million. We expect to receive a refund payment from the French government at the end of 2011 with respect to the withholding taxes previously withheld.

Under the license agreement, sanofi-aventis received a worldwide exclusive license to XL147 and XL765, which are in phase 1, phase 1b/2 and phase 2 clinical trials, and has sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities. sanofi-aventis is responsible for funding all development activities with respect to XL147 and XL765, including our activities. Following the effectiveness of the license agreement, we have been conducting the majority of the clinical trials for XL147 and XL765 at the expense of sanofi-aventis. As provided for under the license agreement, however, the parties have agreed to transition all future development activities for these compounds to sanofi-aventis. The parties anticipate that the transition will be completed by the end of the second quarter of 2011. As a result of the transition of development activities to sanofi-aventis, we expect to no longer receive reimbursements from sanofi-aventis with respect to XL147 and XL765 and we plan to reduce our development capacity such that no further operating expenses will be incurred in connection with these programs once the transition is complete.

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

NOTE 5: Restructurings

During 2010, we implemented two restructuring plans that resulted in an overall reduction in our workforce by 386 employees. In March 2011, we implemented an additional restructuring plan that resulted in the termination of 24 employees, for an aggregate reduction in headcount from both the March 2011 and 2010 restructuring plans of 410 employees. Of these reductions in headcount, 43 employees are continuing to provide service through various dates in 2011. The restructuring plans are a consequence of our decision to focus our resources and development efforts on the late-stage development and commercialization of our most advanced compound cabozantinib. Further personnel reductions are expected to be made through the end of 2012 as we complete our obligations under collaboration agreements and withdraw resources from completed projects.

In connection with the 2010 and 2011 restructuring plans, we have recorded aggregate restructuring charges of $37.5 million of which $19.2 million related to termination benefits and $18.3 million related to facility-related charges and the impairment of various assets. In connection with these restructuring plans, $4.8 million was recorded during the first quarter of 2011, of which $3.5 million was associated with lease-exit costs in connection with the exit and potential sublease of a single floor of one of our facilities in South San Francisco, California. The balance of the restructuring charges taken during the first quarter of 2011 primarily related to termination benefits for employees who will cease providing services during 2011.

With respect to our restructuring plans, we expect to incur an additional restructuring charge of $1.6 million relating to the sublease and exit of one of our facilities in South San Francisco, California plus additional restructuring charges in the range of $23 million to $28 million, in connection with the anticipated sublease and complete exit of two other facilities in South San Francisco,

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(unaudited)

California. We expect to record $0.3 million of additional termination benefits and the majority of the facility-related charges discussed above as they are determined during the fiscal year ending December 31, 2011.

As of March 31, 2011, the 2010 restructuring plans have resulted in aggregate cash expenditures of $20.3 million. We expect to pay an additional $9.8 million, net of cash received from our subtenant, for the South San Francisco facility that we exited in June 2010. In addition, we expect to make cash expenditures in the range of $30 million to $35 million, including facility-related charges in connection with the anticipated sublease and complete exit of two of our buildings in South San Francisco, California and $2.2 million relating to termination benefits. We expect the termination benefits to be paid during the second and third quarters of 2011 and the facility costs to be paid through 2017, or the end of our lease term.

The total outstanding restructuring liability is included in Current portion of restructuring and Long-term portion of restructuring on our Condensed Consolidated Balance Sheet and is based upon restructuring charges recognized as of March 2011 in connection with the 2010 and 2011 plans. As of March 31, 2011, the components of these liabilities are summarized in the following table (in thousands):

	Employee Severance And Other Benefits	Facility Charges	Asset Impairment	Legal and Other Fees	Total
Balance as of December 31, 2010	$5,523	$8,688	$—	$70	$14,281
Restructuring charge recorded in 2011	1,543	3,519	(320)	25	4,767
Cash payments	(5,147)	(795)	(28)	(10)	(5,980)
Adjustments or non-cash credits including stock compensation expense	(550)	(62)	348	—	(264)

Ending accrual balance as of March 31, 2011	$1,369	$11,350	$—	$85	$12,804

NOTE 6. Sale of Shares of Common Stock

In March 2011, we completed a public offering of 17.3 million shares of our common stock pursuant to a shelf registration statement previously filed with the SEC, which the SEC declared effective on May 8, 2009. We received approximately $179.3 million in net proceeds from the offering after deducting the underwriting discount and related offering expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “focus,” “goal,” “objective,” “will,” “may,” “could,” “would,” “estimate,” “predict,” “potential,” “continue,” “encouraging,” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Part II, Item 1A of this Form 10-Q, as well as those discussed elsewhere in this report.

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission, or SEC, on February 22, 2011. Operating results are not necessarily indicative of results that may occur in future periods. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We are a biotechnology company committed to developing small molecule therapies for the treatment of cancer. We are focusing our resources and development efforts exclusively on cabozantinib (XL184), our most advanced compound, in order to maximize the therapeutic and commercial potential of this compound. We believe cabozantinib has the potential to be a high-quality, broadly-active, differentiated pharmaceutical product that can make a meaningful difference in the lives of patients. We have also established a portfolio of other novel compounds that we believe have the potential to address serious unmet medical needs, most of which are being advanced by partners as part of collaborations.

Cabozantinib inhibits MET, VEGFR2 and RET, proteins that are key drivers of tumor growth and/or vascularization. Cabozantinib is the most advanced inhibitor of MET in clinical development and is being evaluated in a broad development program encompassing multiple cancer indications. The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer and ovarian cancer, based on encouraging interim data that has emerged from a randomized discontinuation trial investigating cabozantinib in nine distinct tumor types. Cabozantinib is also being studied in an ongoing global phase 3 registration trial in medullary thyroid cancer. We expect to release top-line results from the phase 3 trial during the middle of 2011 and to potentially submit a new drug application, or NDA, for cabozantinib as a treatment for medullary thyroid cancer in the United States by the end of 2011.

Based on the strength of our expertise in biology, drug discovery and development, we have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb Company, sanofi-aventis, Genentech, Inc. (a wholly owned member of the Roche Group), Boehringer Ingelheim GmbH, GlaxoSmithKline and Daiichi Sankyo Company Limited for the majority of the remaining compounds and programs in our portfolio. Pursuant to these collaborations, we have out-licensed compounds or programs to a partner for further development and commercialization, generally have no further unfunded cost obligations related to such compounds or programs and may be entitled to receive research funding, milestones and royalties or a share of profits from commercialization. With respect to our partnered compounds, we are eligible to receive potential milestone payments under our collaborations totaling approximately $3.7 billion in the aggregate on a non-risk adjusted basis, of which 13% are related to clinical development milestones, 47% are related to regulatory milestones and 40% are related to commercial milestones.

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

As part of our ongoing efforts to manage costs and our strategy to focus our resources and development efforts our most advanced compound, cabozantinib, we implemented two restructuring plans during 2010 and an additional restructuring plan in March 2011 that resulted in an overall reduction in our workforce by 410 employees. Personnel reductions were made across our entire organization, including discovery, development and general & administrative departments. We expect to make additional reductions through the end of 2012 as we complete our obligations under collaboration agreements and withdraw resources from completed projects. With the exception of activities related to cabozantinib, we are discontinuing efforts with respect to all of our compounds and programs that are not funded by partners pursuant to collaboration agreements and are actively pursuing collaborations or other external opportunities for the continued development of these compounds and programs. Discovery and clinical activities under various collaborations will continue to be funded by partners until we complete our contractual obligations.

Such funded programs include XL147, XL765 and isoform-selective phosphoinositide-3 kinase, or PI3K, inhibitors in collaboration with sanofi-aventis, our sphingosine-1-phosphate type 1 receptor, or S1P1 receptor, collaboration with Boehringer Ingelheim and XL281 and our ROR collaboration with Bristol-Myers Squibb.

Cabozantinib

Cabozantinib is a first-in-class inhibitor of tumor growth, metastasis and angiogenesis that simultaneously targets MET, VEGFR2 and RET, which are key kinases involved in the development and progression of many cancers. It has recently been shown in preclinical models that treatment with selective inhibitors of VEGF signaling can result in tumors that are more invasive and aggressive compared to control treatment. In preclinical studies, upregulation of MET has been shown to occur in concert with development of invasiveness after selective anti-VEGF therapy, and may constitute a mechanism of acquired or evasive resistance to agents that target VEGF signaling without inhibiting MET. Accordingly, treatment with cabozantinib in similar preclinical studies resulted in tumors that were less invasive and aggressive compared to control or selective anti-VEGF treatment. Therefore, we believe that cabozantinib has the potential for improving outcomes in a range of indications, including those where selective anti-VEGF therapy has shown minimal or no activity.

The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer and ovarian cancer, based on encouraging interim data that has emerged from a randomized discontinuation trial, or RDT, investigating cabozantinib in nine distinct tumor types. Data from the RDT were released at the American Society of Clinical Oncology, or ASCO, Annual Meeting in June 2010 and demonstrated broad activity for cabozantinib across multiple tumor types, in particular, metastatic castration-resistant prostate, ovarian, non-small cell lung and hepatocellular cancers. Updated interim data presented at the 22nd EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics in November 2010, or the 2010 EORTC Symposium, and at the ASCO 2011 Genitourinary Cancers Symposium in February 2011 suggest that cabozantinib has a novel and differentiated clinical profile in metastatic castration-resistant prostate cancer and ovarian cancer. The data presented indicate that cabozantinib has shown novel activity against bone and soft tissue lesions in patients with metastatic castration-resistant prostate cancer. In addition, we have observed resolution of metastatic bone lesions on bone scan in patients with metastatic breast cancer, renal cell carcinoma, thyroid cancer and melanoma. Another priority for us will be to generate additional data in the various other cohorts of the RDT, including melanoma, breast cancer, non-small cell lung cancer and hepatocellular cancer, to support further prioritization of our clinical and commercial options. In addition, we are conducting ongoing exploratory clinical trials for cabozantinib in other tumor types, including renal cell carcinoma. Objective tumor responses have been observed in patients with cabozantinib in 12 of 13 unique tumor types investigated to date, reflecting the broad potential clinical activity and commercial opportunity with this new agent.

We also are focusing our efforts on our ongoing phase 3 clinical trial of cabozantinib as a potential treatment for medullary thyroid cancer. This registration trial was initiated in July 3, 2008 following agreement between the United States Food and Drug Administration, or FDA, and us on the trial design through the FDA’s Special Protocol Assessment process. We expect to release top-line results from the phase 3 trial during the middle of 2011 and to potentially submit an NDA for cabozantinib as a treatment for medullary thyroid cancer in the United States by the end of 2011.

In January 2011, we announced that the FDA granted orphan drug designation to cabozantinib for the treatment of follicular, medullary and anaplastic thyroid carcinoma, and metastatic or locally advanced papillary thyroid cancer. Orphan drug status is granted to treatments for diseases that affect fewer than 200,000 people in the U.S. and provides the benefits of potential market exclusivity for the orphan-designated product for the orphan designated indication for seven years, tax credits of up to 50% of the qualified clinical trial expenses and a waiver of FDA application user fees.

In April 2011, the FDA designated cabozantinib as a Fast Track development program for patients with unresectable, locally advanced or metastatic medullary thyroid carcinoma. The Fast Track process is designed to facilitate the development, and expedite the review of drugs to treat serious diseases and fill an unmet medical need. A drug that receives Fast Track designation is eligible for rolling review, which means that a drug company can submit completed sections of its NDA for review by the FDA. In addition, most drugs that receive Fast Track designation are likely to be considered appropriate to receive a priority review.

Recent Developments

2011 Public Offering

On March 15, 2011, we completed an underwritten public offering of 17,250,000 shares of our common stock, including 2,250,000 shares sold pursuant to the full exercise of an option granted to the underwriters to purchase additional shares. Our aggregate net proceeds from the offering were $179.3 million after deducting the underwriting discount and related offering expenses.

Acceptance of Cabozantinib Abstracts for Presentation at American Society of Clinical Oncology (ASCO)

Three abstracts for cabozantinib have been accepted for oral presentation at the 2011 ASCO Annual Meeting, which will be held June 3-7 in Chicago, Illinois. Data from the castration-resistant prostate cancer and ovarian cancer cohorts of the RDT as well as the overall RDT will be the subject of three distinct oral presentations at ASCO.

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

Liquidity

As of March 31, 2011, we had $391.7 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $4.2 million and approximately $94.6 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, marketable securities, long-term investments and funding that we expect to receive from existing collaborators will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and depend on many factors, including the following:

•	the progress and scope of the development activity with respect to cabozantinib;

•	whether we repay amounts outstanding under our loan and security agreement with GlaxoSmithKline in cash or shares of our common stock;

•

whether we elect to pay cash or to issue shares of our common stock in respect of any conversion of our principal, prepayments or payments of interest in connection with the secured convertible notes we issued to entities affiliated with Deerfield Management Company, L.P., or Deerfield, under a note purchase agreement;

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

Our minimum liquidity needs are also determined by financial covenants in our loan and security agreement with GlaxoSmithKline, our loan and security agreement with Silicon Valley Bank and our note purchase agreement with Deerfield, as well as other factors, which are described under “—Liquidity and Capital Resources—Cash Requirements”.

Our ability to raise additional funds may be severely impaired if any of our product candidates fails to show adequate safety or efficacy in clinical testing.

Deerfield Facility

On June 2, 2010, we entered into a note purchase agreement with Deerfield pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million initial principal amount of our secured convertible notes due June 2015 for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. The outstanding principal amount of the notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. We will be required to make mandatory prepayments on the notes on an annual basis in 2013, 2014 and 2015 equal to 15% of certain payments from our collaborative arrangements received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million and, for payments due in January 2013 and 2014, a minimum prepayment amount of $10.0 million. We may also prepay all or a portion (not less than $5.0 million) of the principal amount of the notes at an optional prepayment price based on a discounted principal amount (during the first three years of the term, subject to a prepayment premium) determined as of the date of prepayment, plus accrued and unpaid interest, plus in the case of a prepayment of the full principal amount of the notes (other than prepayments upon the occurrence of specified transactions relating to a change of control or a substantial sale of assets), all accrued interest that would have accrued between the date of such prepayment and the next anniversary of the note purchase agreement. In lieu of making any optional or mandatory prepayment in cash, at any time after July 1, 2011, subject to certain limitations (including a cap on the number of shares issuable under the note purchase agreement), we have the right to convert all or a portion of the principal amount of the notes into, or satisfy all or any portion of the optional prepayment amounts or mandatory prepayment amounts (other than the first $10.0 million of mandatory prepayments required in 2013 and 2014) with shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the notes in cash, at any time after July 1, 2011, subject to certain limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. Upon certain changes of control of our company, a sale or transfer of assets in one transaction or a series of related transactions for a purchase price of more than $400 million or a sale or transfer of more than 50% of our assets, Deerfield may require us to prepay the notes at the optional prepayment price, plus accrued and unpaid interest and any other accrued and reimbursable expenses, or the Put Price. Upon an event of default, Deerfield may declare all or a portion of the Put Price to be immediately due and payable.

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

Under the license agreement, sanofi-aventis received a worldwide exclusive license to XL147 and XL765, which are in phase 1, phase 1b/2 and phase 2 clinical trials, and has sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities. sanofi-aventis is responsible for funding all development activities with respect to XL147 and XL765, including our activities. Following the effectiveness of the license agreement, we have been conducting the majority of the clinical trials for XL147 and XL765 at the expense of sanofi-aventis. As provided for under the license agreement, however, the parties have agreed to transition all future development activities for these compounds to sanofi-aventis. The parties anticipate that the transition will be completed by the end of the second quarter of 2011. As a result of the transition of development activities to sanofi-aventis, we expect to no longer receive reimbursements from sanofi-aventis with respect to XL147 and XL765 and we plan to reduce our development capacity such that no further operating expenses will be incurred in connection with these programs once the transition is complete.

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

Restructuring Plans

During 2010, we implemented two restructuring plans that resulted in an overall reduction in our workforce by 386 employees. In March 2011, we implemented an additional restructuring plan that resulted in the termination of 24 employees, for an aggregate reduction in headcount from both the March 2011 and 2010 restructuring plans of 410 employees. Of these reductions in headcount, 43 employees are continuing to provide service through various dates in 2011. The restructuring plans are a consequence of our decision to focus our resources and development efforts on the late-stage development and commercialization of our most advanced compound cabozantinib. Further personnel reductions are expected to be made through the end of 2012 as we complete our obligations under collaboration agreements and withdraw resources from completed projects.

In connection with the 2010 and 2011 restructuring plans, we have recorded aggregate restructuring charges of $37.5 million of which $19.2 million related to termination benefits and $18.3 million related to facility-related charges and the impairment of various assets. In connection with these restructuring plans, $4.8 million was recorded during the first quarter of 2011, of which $3.5 million was associated with lease-exit costs in connection with the exit and potential sublease of a single floor of one of our facilities in South San Francisco, California. The balance of the restructuring charges taken during the first quarter of 2011 primarily related to termination benefits for employees who will cease providing services during 2011.

With respect to our restructuring plans, we expect to incur an additional restructuring charge of $1.6 million relating to the sublease and exit of one of our facilities in South San Francisco, California plus additional restructuring charges in the range of $23 million to $28 million, in connection with the anticipated sublease and complete exit of two other facilities in South San Francisco, California. We expect to record $0.3 million of additional termination benefits and the majority of the facility-related charges discussed above as they are determined during the fiscal year ending December 31, 2011.

As of March 31, 2011, the 2010 restructuring plans have resulted in aggregate cash expenditures of $20.3 million. We expect to pay an additional $9.8 million, net of cash received from our subtenant, for the South San Francisco facility that we exited in June 2010. In addition, we expect to make cash expenditures in the range of $30 million to $35 million, including facility-related charges in connection with the anticipated sublease and complete exit of two of our buildings in South San Francisco, California and $2.2 million relating to termination benefits. We expect the termination benefits to be paid during the second and third quarters of 2011 and the facility costs to be paid through 2017, or the end of our lease term.

The restructuring charges that we expect to incur in connection with the restructuring plans are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring plan.

GlaxoSmithKline Loan Repayment Obligations

In October 2002, we entered into a collaboration with GlaxoSmithKline to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. On October 27, 2010, we paid approximately $37.0 million in cash to GlaxoSmithKline as the second of three installments of principal and accrued interest due under the loan agreement. After giving effect to all repayments made, as of March 31, 2011, the aggregate principal and interest outstanding under the loan was $36.2 million. The final installment of principal and accrued interest under the loan is due October 27, 2011. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be made in the form of our common stock at fair market value, subject to certain conditions, or cash. In the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock.

Critical Accounting Estimates

Our consolidated financial statements and related notes are prepared in accordance with U.S. generally accepted accounting principles which require us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenues from license fees and milestone payments primarily consist of up-front license fees and milestone payments received under various collaboration agreements. We initially recognize upfront fees received from third party collaborators as unearned revenues and then recognize these amounts on a ratable basis over the expected term of the research collaboration. Therefore, any changes in the expected term of the research collaboration will impact revenue recognition for the given period. For example, in the fourth quarter of 2010, in association with the new ROR agreement with Bristol-Myers Squibb, the estimated research term under our 2007 cancer collaboration with Bristol-Myers Squibb was extended from December 2011 until April 2014, resulting in an extension in the period over which we recognized milestone revenues and a decrease in the milestone revenues recognized each quarter. Often, the total research term is not contractually defined and an estimate of the term of our total obligation must be made. For example, under the 2008 cancer collaboration with Bristol-Myers Squibb, we estimated our term to be through August 2013, which is the estimated term of our performance obligations for XL281. We estimate that this is the period over which we are obligated to perform services and therefore the appropriate term with which to ratably recognize any license fees. During the fourth quarter of 2010, this estimate was extended to April 2014 as a result of the decision with Bristol-Myers Squibb to complete additional phase 1 trial programs for XL281. License fees are classified as license revenues in our consolidated statement of operations.

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

Collaborative agreement reimbursement revenues consist of research and development support received from collaborators and are recorded as earned based on the performance requirements by both parties under the respective contracts. Under the 2008 cancer collaboration with Bristol-Myers Squibb and prior to its termination by Bristol-Myers Squibb as to cabozantinib, certain research and development expenses were partially reimbursable to us. On an annual basis, amounts owed by Bristol-Myers Squibb to us, net of amounts reimbursable to Bristol-Myers Squibb by us for the development of cabozantinib and XL281, are recorded as collaboration reimbursement revenues. Conversely, research and development expenses may include the net settlement of amounts we owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred in connection with the development of cabozantinib, less amounts reimbursable to us by Bristol-Myers Squibb on the development of both cabozantinib and XL281. In annual periods when net research and development funding payments were payable to Bristol-Myers Squibb, these payments are presented as collaboration cost-sharing expenses. Reimbursements under co-development agreements were classified as collaboration reimbursement revenues, while reimbursements under other arrangements were classified as contract revenues in our consolidated statement of operations. Notwithstanding termination by Bristol-Myers Squibb, revenues from the 2008 cancer collaboration will continue to be determined and reflected on an annual basis.

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

Stock Option Valuation

Our estimate of compensation expense requires us to determine the appropriate fair value model and a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures and related tax effects. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, companies are required to estimate the expected term of the option for input to an option-pricing model. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to value stock based awards granted in future periods. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. As of March 31, 2011, $10.3 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.02 years in addition to $8.2 million of total unrecognized compensation expense relating to restricted stock units, which was expected to be recognized over 2.93 years. See Note 3 of the Notes to Consolidated Financial Statements for a further discussion on stock-based compensation.

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

If the actual amounts differ from our estimates, the amount of restructuring charges could be materially impacted. See Note 5 of the Notes to Consolidated Financial Statements for a further discussion on our restructuring plan.

Fiscal Year Convention

We have adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st of each year. Fiscal year 2010, a 52-week year, ended on December 31, 2010, and fiscal year 2011, a 52-week year, will end on December 30, 2011. For convenience, references in this report as of and for the fiscal quarters ended April 2, 2010 and April 1, 2011 and as of the fiscal year ending December 30, 2011 are indicated as ended March 31, 2010 and 2011 and as ending December 31, 2011, respectively.

Results of Operations

Revenues

Total revenues by category, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2011	2010
Contract revenue:
Research and development funding	$9.8	$11.1
Milestones	2.6	8.6
License revenue, amortization of upfront payments, including amortization of premiums for equity purchases	22.8	24.6
Collaboration reimbursements	0.7	(2.1)

Total revenues	$35.9	$42.2

Dollar decrease	$6.3
Percentage decrease	14.9%

Total revenues by customer, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2011	2010
sanofi-aventis	$18.6	$19.7
Bristol-Myers Squibb	16.8	14.1
Boehringer Ingelheim	0.5	1.4
Genentech	—	7.0

Total revenues	$35.9	$42.2

Dollar decrease	$6.3
Percentage decrease	14.9%

The decrease in revenues for the three months ended March 31, 2011, as compared to the prior year period, was primarily due to a one-time milestone payment of $7.0 million in 2010 related to our MEK collaboration with Genentech. In addition, there was a decrease in license revenue in 2011 related to our amended 2007 collaboration with Bristol-Myers Squibb Company, or Bristol-Myers Squibb, as a result of an extension to the duration of our performance obligations under the agreement resulting in a reduction, in the current period, in revenue recognition related to the upfront payment. These decreases were partially offset by an increase in collaboration reimbursement revenue in 2011 related to our 2008 cancer collaboration with Bristol-Myers Squibb for cabozantinib and XL281 and our new collaboration with Bristol-Myers Squibb for TGR5.

Total collaboration reimbursement revenue consisted of research and development expenses and reimbursements related to our 2008 cancer collaboration agreement with Bristol Myers-Squibb for cabozantinib and XL281. To the extent that net annual research and development funding payments are expected to be received from Bristol-Myers Squibb, these payments will be presented as collaboration reimbursement revenues. In years when net research and development funding payments were expected to be payable to Bristol-Myers Squibb, these payments would have been presented as collaboration cost-sharing expense. For the year ended December 31, 2010, we received net collaboration reimbursement revenues. However, for the three months ended March 31, 2011, we recorded a net payable to Bristol-Myers Squibb, resulting in negative revenues of $2.1 million. For the year ending December 31, 2011 and for future years, due to the termination of the collaboration in June 2010 with respect to cabozantinib and the work we are conducting for XL281, we expect to record only collaboration reimbursement revenues and do not expect any further collaboration reimbursement revenues to be recognized with respect to cabozantinib.

Research and Development Expenses

Total research and development expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2011	2010
Research and development expenses	$45.7	$64.8
Dollar decrease	$19.1
Percentage decrease	29.4%

The decrease for the three months ended March 31, 2011, as compared to the comparable period in 2010, resulted primarily from the following:

•

Personnel—Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, decreased by $7.8 million, or 45%, primarily due to the reduction in headcount resulting from our restructuring plans implemented in March and December 2010.

•

Laboratory Supplies—Laboratory supplies decreased by $3.1 million, or 81%, primarily due to the decrease in headcount and other cost cutting measures as a result of our March and December 2010 restructuring plans.

•

General Corporate Costs—There was a decrease of $2.5 million, or 24%, in the allocation of general corporate costs (such as facility costs, property taxes and insurance) to research and development, primarily as a result of a decrease in personnel and the exit of certain facilities in San Diego and South San Francisco, as a result of our March and December 2010 restructuring plans, and the resulting decrease in costs to be allocated.

•	Stock-Based Compensation—Stock-based compensation expense decreased by $1.9 million, or 51%, as a result of our reduction in headcount from our March and December 2010 restructuring plans.

•

Clinical Trials—Clinical trial expenses, which include services performed by third-party contract research organizations and other vendors, decreased by $1.1 million, or 5%, primarily due to the wind-down of activities associated with XL184-201 (GBM study), XL228 and XL388 trials, the transfer of XL413 and XL139 to Bristol Myers-Squibb, and the decrease in patient activity for XL281 trials. These decreases were partially offset by an increase in clinical trial and manufacturing activities for cabozantinib and XL765.

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

In addition to reviewing the three categories of research and development expenses described above, we principally consider qualitative factors in making decisions regarding our research and development programs. Such factors include enrollment in clinical trials for our drug candidates, the results of and data from clinical trials, the potential indications for our drug candidates, the therapeutic and commercial potential for our drug candidates and competitive dynamics. We also make our research and development decisions in the context of our overall business strategy, which historically included the pursuit of commercial collaborations with major pharmaceutical and biotechnology companies for the development of our drug candidates. As noted under “—Overview,” we are focusing our resources and development efforts exclusively on cabozantinib in order to maximize the therapeutic and commercial potential of this compound. Our strategy is to aggressively advance cabozantinib through development toward commercialization, and as a result, we expect nearly all of our future research and development expenses to relate to the clinical development of cabozantinib.

The expenditures summarized in the following table reflect total research and development expenses by category, including allocations for general and administrative expense (dollar amounts are presented in millions):

	Three Months Ended March 31,		Inception to date (1)
	2011	2010
Drug discovery	$5.7	$20.6	$444.3
Development	38.0	39.4	619.0
Other	2.0	4.8	96.1

Total	$45.7	$64.8	$1,159.4

(1)	Inception is as of January 1, 2006, the date on which we began tracking research and development expenses by category.

While we do not track total research and development expenses separately for each program, beginning in fiscal 2006, we began tracking third party expenditures directly relating to each program as a way of monitoring external costs. Our third party research and development expenditures relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing, and represent only a portion of the costs related to each program. Third party expenditures for programs initiated prior to the beginning of fiscal 2006 have not been tracked from project inception, and therefore such expenditures from the actual inception for most of our programs are not available. We do not accumulate on a program-specific basis internal research and development expenses, such as salaries and personnel expenses, facilities overhead expenses and external costs not directly attributable to a specific project. Nevertheless, we believe that third party expenditures by program provide a reasonable estimate of the percentage of our total research and development expenses that are attributable to each such program. For the three months ended March 31, 2011, the programs representing the greatest portion of our external third party research and development expenditures were cabozantinib (75%), XL147 (15%), XL765 (7%) and XL281 (2%). The expenses for these programs were primarily included in the development category of our research and development expenses and exclude the impact of any amounts reimbursed by our partners.

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

General and Administrative Expenses

Total general and administrative expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2011	2010
General and administrative expenses	$9.2	$8.8
Dollar increase	$0.3
Percentage increase	3.7%

The increase in general and administrative expenses for the three months ended March 31, 2011, as compared to the comparable period in 2010, was primarily due to a decrease in allocation of general corporate costs to research and development as a result of the reduction in headcount from our March and December 2010 restructuring plans, in addition to an increase in marketing and promotional expenses relating to cabozantinib. This increase was partially offset by a decrease in personnel and facility costs relating to our March and December 2010 restructurings.

Restructuring Charge

	Three Months Ended March 31,
	2011	2010
Restructuring charge	$4.8	$16.1
Dollar change	$11.3
Percentage decrease	70.3%

As part of our ongoing efforts to manage costs and our strategy to focus our resources and development efforts our most advanced compound, cabozantinib, we implemented two restructuring plans during 2010 resulting in an aggregate reduction of 410 employees, including 24 employees who were notified during March 2011. The restructuring charge taken in 2010 primarily related to termination benefits for the initial reduction in 243 positions, while the restructuring charge taken in 2011 related primarily to facility charges in association with the exit and potential sublease of one of our South San Francisco buildings. As a result of our December 2010 restructuring plan, we expect to incur additional restructuring charges, primarily related to facility costs, through the end of 2017.

Total Other Income (Expense), Net

Total other income (expense), net as compared to the prior year period, was as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2011	2010
Total other income (expense), net	$(3.8)	$4.2
Dollar change	$8.0
Percentage change	189.5%

Total other income (expense), net consists primarily of interest income earned on our marketable securities and gains on sales of businesses, offset by interest expense incurred on our notes payable, bank obligations, capital lease obligations, convertible notes and loans and our credit facility. The change in total other income for the three months ended March 31, 2011, as compared to the comparable period in 2010, was primarily due to increased interest expense as a result of our entry into a note purchase agreement with Deerfield in June 2010 in addition to the recording of a $4.5 million gain in 2010 relating to the sale of our plant trait business.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the three months ended March 31, 2011 and 2010 (dollar amounts presented in thousands):

	Three Months Ended March 31,
	2011	2010
Consolidated net loss	$(27,490)	$(43,249)
Adjustments to reconcile net loss to net cash provided by operating activities	9,456	8,510
Changes in operating assets and liabilities	(25,242)	(19,000)

Net cash used in operating activities	(43,276)	(53,739)
Net cash (used in) provided by investing activities	(31,502)	27,611
Net cash provided by (used in) financing activities	179,389	(2,376)

Net increase (decrease) in cash and cash equivalents	104,611	(28,504)
Cash and cash equivalents, at beginning of period	97,440	86,796

Cash and cash equivalents, at end of period	$202,051	$58,292

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators and banks, debt-financing arrangements and equipment financing facilities. We have also financed certain of our research and development activities under our agreements with various collaborators. As of March 31, 2011, we had $391.7 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $4.2 million. In addition, as of March 31, 2011, approximately $94.6 million of cash and cash equivalents and marketable securities served as collateral under our loan and security agreement with Silicon Valley Bank.

Operating Activities

Our operating activities used cash of $43.3 million for the three months ended March 31, 2011, compared to cash used of $53.7 million for the comparable period in 2010. Cash used by operating activities for the 2011 period related primarily to our net loss of $27.5 million, in addition to a $25.4 million reduction in deferred revenue, a decrease in our restructuring liability of $1.5 million and an increase in our prepaid and other current assets of $1.3 million. These increases in cash used were partially offset by non-cash charges totaling $8.9 million relating to stock-based compensation, depreciation and amortization, accretion of implied interest under our 2010 note purchase agreement with Deerfield and impairment of assets due to our March and December 2010 restructuring plans. In addition, we had an increase in our accounts payable and other accrued liabilities of $2.9 million.

Cash used by operating activities for the 2010 period related primarily to our net loss of $43.2 million, in addition to a $26.4 million reduction in deferred revenue and an increase in current assets of $3.4 million. These increases in cash used were partially offset by non-cash charges totaling $12.1 million relating to stock-based compensation and depreciation and amortization and asset impairment as a result of our restructuring. In addition, we had increases in our accrued liabilities relating to our March 2010 restructuring and decreases in our receivables balance relating to our collaboration partners.

Investing Activities

Our investing activities used cash of $31.5 million for the three months ended March 31, 2011, compared to cash provided of $27.6 million for the comparable period in 2010. Cash used by investing activities for the 2011 period was primarily driven by the purchase of $60.0 million of marketable securities. This use of cash was offset by proceeds from the maturity of marketable securities of $26.7 million and a decrease in restricted cash of $2.2 million.

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

Financing Activities

Our financing activities provided cash of $179.4 million for the three months ended March 31, 2011, compared to cash used of $2.4 million for the comparable period in 2010. Cash provided by our financing activities for the 2011 period was due to proceeds from the issuance of 17.3 million shares of common stock for net proceeds of $179.3 million and proceeds from the exercise of stock options of $3.8 million partially offset by cash used for principal payments on notes payable and bank obligations of $3.8 million. Cash used by our financing activities for the 2010 period was due to principal payments on notes payable and bank obligations of $3.2 million offset by proceeds from employee option exercises of $0.9 million.

We finance property and equipment purchases through equipment financing facilities, such as bank notes payable. Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes. Over the next several years, we are required to make certain payments on notes and our loan from GlaxoSmithKline.

Cash Requirements

We have incurred net losses since inception, including a net loss of $27.5 million for three months ended March 31, 2011. While we expect our net loss in 2011 to decrease compared to 2010, we anticipate negative operating cash flow for the foreseeable future. As of March 31, 2011, we had $391.7 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $4.2 million and approximately $94.6 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, marketable securities, long-term investments and funding that we expect to receive from existing collaborators will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

the cabozantinib development program—We are focusing our resources and development efforts on cabozantinib, our most advanced compound, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer and ovarian cancer, based on encouraging interim data that has emerged from the RDT. Data from the RDT were released at the ASCO Annual Meeting in June 2010 and demonstrated broad activity for cabozantinib across multiple tumor types, in particular, metastatic castration-resistant prostate, ovarian, non-small cell lung and hepatocellular cancers and hepatoma. Updated interim data presented at the 2010 EORTC Symposium and at the ASCO 2011 Genitourinary Cancers Symposium in February 2011 suggest that cabozantinib has a novel and differentiated clinical profile in metastatic castration-resistant prostate cancer and ovarian cancer. The data presented indicate that cabozantinib has shown novel activity against bone and soft tissue lesions in metastatic castration-resistant prostate cancer. In addition, we have observed resolution of metastatic bone lesions on bone scan in patients with metastatic breast cancer, renal cell carcinoma, thyroid cancer and melanoma. Another priority for us will be to generate additional data in the various other cohorts of the RDT, including melanoma, breast cancer, non-small cell lung cancer and hepatocellular cancer, to support further prioritization of our clinical and commercial options. Objective tumor responses have been observed in patients with cabozantinib in 12 of 13 unique tumor types investigated to date, reflecting the broad potential clinical activity and commercial opportunity with this new agent. We also are focusing our efforts on our ongoing phase 3 clinical trial of cabozantinib as a potential treatment for medullary thyroid cancer. In addition, we are conducting ongoing exploratory clinical trials for cabozantinib in other tumor types, including renal cell carcinoma. Our development plan for cabozantinib is dependent on the extent of our available financial resources. There can be no assurance that we will have sufficient financial resources independently or through other arrangements to fund a broad development plan for cabozantinib. If adequate funds are not available, we may be required to delay, discontinue or elect not to pursue one or more trials for cabozantinib;

•

repayment of our loan from GlaxoSmithKline—In October 2002, we entered into a collaboration agreement with GlaxoSmithKline. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. On October 27, 2010, we paid approximately $37.0 million in cash to GlaxoSmithKline as the second of three installments of principal and accrued interest due under the loan agreement. As of March 31, 2011, the aggregate principal and interest outstanding under the loan was $36.2 million. The final installment of principal and accrued interest under the loan is due on October 27, 2011. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be made in the form of our common stock at fair market value, subject to certain conditions, or cash. In the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. However, there can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock;

•

repayment of the notes under our note purchase agreement with Deerfield—On June 2, 2010, we entered into a note purchase agreement with Deerfield, pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million initial principal amount of our secured convertible notes, due June 2015, for an aggregate purchase price of $80.0 million, less closing fees and expenses. The outstanding principal amount of the notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. We will be required to make mandatory prepayments on the notes on an annual basis in 2013, 2014 and 2015 equal to 15% of certain payments from our collaborative arrangements received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million and, for payments due in January 2013 and 2014, a minimum prepayment amount of $10.0 million. We may also prepay all or a portion (not less than $5.0 million) of the principal amount of the notes at an optional prepayment price based on a discounted principal amount (during the first three years of the term, subject to a prepayment premium) determined as of the date of prepayment, plus accrued and unpaid interest, plus in the case of a prepayment of the full principal amount of the notes (other than prepayments upon the occurrence of specified transactions relating to a change of control or a substantial sale of assets), all accrued interest that would have accrued between the date of such prepayment and the next anniversary of the note purchase agreement. In lieu of making any optional or mandatory prepayment in cash, at any time after July 1, 2011, subject to certain limitations, we have the right to convert all or a portion of the principal amount of the notes into, or satisfy all or any portion of the optional prepayment amounts or mandatory prepayment amounts (other than the first $10.0 million of mandatory prepayments required in 2013 and 2014) with shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the notes in cash, at any time after July 1, 2011, subject to certain limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. In the event the market price for our common stock is depressed, we may not be able to convert the principal amount of the notes or satisfy our payment obligations in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to convert the notes or satisfy our payment obligations may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay the notes or satisfy our payment obligations under the note purchase agreement when due or that we will comply with the conditions to our ability to convert the principal amount of the notes into or satisfy our payment obligations with shares of our common stock;

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

We may need to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. As described below, the terms of our debt owed to GlaxoSmithKline, Deerfield and Silicon Valley Bank each contain covenants requiring us to maintain specified cash balances or levels of working capital:

•

GlaxoSmithKline—Our loan and security agreement with GlaxoSmithKline contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of March 31, 2011, our “working capital” was $225.9 million and our “cash and investments” were $387.5 million. If we default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $36.2 million at March 31, 2011. The final installment of principal and accrued interest under the loan is due on October 27, 2011.

•

Deerfield—Our note purchase agreement with Deerfield contains an event of default that would be triggered if our “cash and cash equivalents” fall below $10.0 million as of December 30, 2011, subject to a cure period. Upon such an event of default, Deerfield may declare all or a portion of the Put Price to be immediately due and payable. “Cash and cash equivalents” for purposes of our note purchase agreement includes our total cash, cash equivalents and short-term and long-term marketable securities. As of March 31, 2011, our “cash and cash equivalents” were $391.7 million.

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

Our market risks at March 31, 2011 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 22, 2011. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of March 31, 2011 and December 31, 2010. As of March 31, 2011 and December 31, 2010, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $9.0 million and $9.7 million, respectively.

In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. Most of our foreign expenses incurred are associated with establishing and conducting clinical trials for cabozantinib and various other compounds in our pipeline at sites outside of the United States. Our agreements with the foreign sites that conduct such clinical trials generally provide that payments for the services provided will be calculated in the currency of that country, and converted into U.S. dollars using various exchange rates based upon when services are rendered or the timing of invoices. When the U.S. dollar weakens against foreign currencies, the U.S. dollar value of the foreign-currency denominated expense increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated expense decreases. As of March 31, 2011 and December 31, 2010, approximately $3.7 million and $3.1 million respectively of our clinical accrual balance related to foreign currencies. As of March 31, 2011 and December 31, 2010, an adverse change of one percentage point in the in foreign currency exchange rates would have resulted in a net loss of $37 thousand and $31 thousand, respectively.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on February 22, 2011.

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

As of March 31, 2011, we had $391.7 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $ 4.2 million and approximately $94.6 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, marketable securities, long-term investments and funding that we expect to receive from existing collaborators will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

the cabozantinib development program—We are focusing our resources and development efforts on cabozantinib, our most advanced compound, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer and ovarian cancer, based on encouraging interim data that has emerged from the RDT. Data from the RDT were released at the ASCO Annual Meeting in June 2010 and demonstrated broad activity for cabozantinib across multiple tumor types, in particular, metastatic castration-resistant prostate, ovarian, non-small cell lung and hepatocellular cancers and hepatoma. Updated interim data presented at the 2010 EORTC Symposium and at the ASCO 2011 Genitourinary Cancers Symposium in February 2011 suggest that cabozantinib has a novel and differentiated clinical profile in metastatic castration-resistant prostate cancer and ovarian cancer. The data presented indicate that cabozantinib has shown novel activity against bone and soft tissue lesions in metastatic castration-resistant prostate cancer. In addition, we have observed resolution of metastatic bone lesions on bone scan in patients with metastatic breast cancer, renal cell carcinoma, thyroid cancer and melanoma. Another priority for us will be to generate additional data in the various other cohorts of the RDT, including melanoma, breast cancer, non-small cell lung cancer and hepatocellular cancer, to support further prioritization of our clinical and commercial options. Objective tumor responses have been observed in patients with cabozantinib in 12 of 13 unique tumor types investigated to date, reflecting the broad potential clinical activity and commercial opportunity with this new agent. We also are focusing our efforts on our ongoing phase 3 clinical trial of cabozantinib as a potential treatment for medullary thyroid cancer. In addition, we are conducting ongoing exploratory clinical trials for cabozantinib in other tumor types, including renal cell carcinoma. Our development plan for cabozantinib is dependent on the extent of our available financial resources. There can be no assurance that we will have sufficient financial resources independently or through other arrangements to fund a broad development plan for cabozantinib. If adequate funds are not available, we may be required to delay, discontinue or elect not to pursue one or more trials for cabozantinib;

•

repayment of our loan from GlaxoSmithKline—In October 2002, we entered into a collaboration agreement with GlaxoSmithKline. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. On October 27, 2010, we paid approximately $37.0 million in cash to GlaxoSmithKline as the second of three installments of principal and accrued interest due under the loan agreement. As of March 31, 2011, the aggregate principal and interest outstanding under the loan was $36.2 million. The final installment of principal and accrued interest under the loan is due on October 27, 2011. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be made in the form of our common stock at fair market value, subject to certain conditions, or cash. In the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. However, there can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock;

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

We may need to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. As described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements,” the terms of our debt owed to GlaxoSmithKline, Deerfield and Silicon Valley Bank each contain covenants requiring us to maintain specified cash balances or working capital. The failure to comply with these covenants could result in an acceleration of the underlying debt obligations. If we cannot raise additional capital in order to remain in compliance with such covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*

We have incurred net losses since inception, including a net loss of $27.5 million for the three months ended March 31, 2011. As of that date, we had an accumulated deficit of $1,210 million. We expect to continue to incur net losses and anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of cabozantinib or any other product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, research funding, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. If research funding we receive from collaborators decreases, we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund the development of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since March 31, 2011, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.

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

If we were to have significant delays in or termination of our clinical testing of cabozantinib as a result of any of the events described above or otherwise, our expenses could increase or our ability to generate revenues from cabozantinib could be impaired, either of which could adversely impact our financial results.

We have limited experience in conducting clinical trials and may not be able to rapidly or effectively continue the further development of cabozantinib or meet current or future requirements of the FDA, including those identified based on our discussions with the FDA. Our planned clinical trials may not begin on time, or at all, may not be completed on schedule, or at all, may not be sufficient for registration of cabozantinib or may not result in an approvable product.

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

Any delay could limit our ability to generate revenues, cause us to incur additional expense and cause the market price of our common stock to decline significantly. Our partners may experience similar risks with respect to the compounds we have outlicensed to them. If any of the events described above were to occur with such programs or compounds, the likelihood of receipt of milestones and royalties under such collaboration agreements could decrease.

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

We do not have the manufacturing capabilities or experience necessary to enable us to produce materials for our clinical trials. We rely on collaborators and third-party contractors to produce cabozantinib for clinical testing. These suppliers must comply with applicable regulatory requirements, including the FDA’s current GMP. Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our future profit margins and our ability to develop and commercialize cabozantinib on a timely and competitive basis. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality or in the quantity required to meet our development timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our clinical trials may be delayed. Delays in preclinical or clinical testing could delay the initiation of clinical trials.

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

To date, cabozantinib has been manufactured in small quantities for preclinical and clinical trials. If cabozantinib is approved by the FDA or other regulatory agencies for commercial sale, we will need to manufacture it in larger quantities. We may not be able to successfully increase the manufacturing capacity, whether in collaboration with third-party manufacturers or on our own, for cabozantinib in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for cabozantinib, the regulatory approval or commercial launch of the product candidate may be delayed or there may be a shortage in supply. Cabozantinib requires precise, high-quality manufacturing. The failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

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

We are highly dependent upon the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. Also, we may not have sufficient personnel to execute our business plan. Retaining and, where necessary, recruiting qualified clinical and scientific personnel will be critical to support activities related to advancing our clinical and preclinical development programs, and supporting our collaborative arrangements and our internal proprietary research and development efforts. The restructuring plans that we implemented in 2010 and additional and planned personnel reductions through 2012 could have an adverse impact on our ability to retain and recruit qualified personnel. Competition is intense for experienced clinical personnel, and we may be unable to retain or recruit clinical personnel with the expertise or experience necessary to allow us to pursue collaborations, develop our products and core technologies or expand our operations to the extent otherwise possible. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

Our collaborations with outside scientists may be subject to restriction and change.

We work with scientific and clinical advisors and collaborators at academic and other institutions that assist us in our research and development efforts. These advisors and collaborators are not our employees and may have other commitments that limit their availability to us. Although these advisors and collaborators generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services. In such a circumstance, we may lose work performed by them, and our development efforts with respect to the matters on which they were working may be significantly delayed or otherwise adversely affected. In addition, although our advisors and collaborators sign agreements not to disclose our confidential information, it is possible that valuable proprietary knowledge may become publicly known through them.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results to volatility, including:

•	the scope of our research and development activities;

•	recognition of upfront licensing or other fees or revenues;

•	payments of non-refundable upfront or licensing fees, or payment for cost-sharing expenses, to third parties;

•	acceptance of our technologies and platforms;

•	the success rate of our efforts leading to milestone payments and royalties;

•	the introduction of new technologies or products by our competitors;

•	the timing and willingness of collaborators to further develop or, if approved, commercialize our product outlicensed to them;

•	our ability to enter into new collaborative relationships;

•	the termination or non-renewal of existing collaborations;

•	the timing and amount of expenses incurred for clinical development and manufacturing cabozantinib;

•	adjustments to expenses accrued in prior periods based on management’s estimates after the actual level of activity relating to such expenses becomes more certain;

•	the impairment of acquired goodwill and other assets;

•	the impact of our restructuring plans; and

•	general and industry-specific economic conditions that may affect our collaborators’ research and development expenditures.

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

Date: May 3, 2011	EXELIXIS, INC.

/s/ Frank Karbe
Frank Karbe Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
2.2*	Share Sale and Transfer Agreement, dated November 20, 2007, by and between Taconic Farms, Inc. and Exelixis, Inc.	10-K	000-30235	2.3	2/25/2008

3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010

3.3	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	10/4/2007

4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	2/7/2000

4.2	Form of Warrant, dated June 13, 2006, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	8-K	000-30235	4.1	6/15/2006

4.3	Form of Warrant, dated June 10, 2009, to purchase 500,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	10-Q, as amended	000-30235	4.4	7/30/2009

4.4*	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC.	10-Q	000-30235	10.8	8/9/2005

4.5*	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued or issuable to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited	8-K	000-30235	4.9	6/9/2008

4.6	Form of Common Stock Agreement and Warrant Certificate	S-3, as amended	333-158792	4.17	4/24/2009

4.7	Form of Preferred Stock Agreement and Warrant Certificate	S-3, as amended	333-158792	4.18	4/24/2009

4.8	Form of Debt Securities Warrant Agreement and Warrant Certificate	S-3, as amended	333-158792	4.19	4/24/2009

4.9	Form of Senior Debt Indenture	S-3, as amended	333-158792	4.13	5/28/2009

4.10	Form of Subordinated Debt Indenture	S-3, as amended	333-158792	4.14	5/28/2009

4.11	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design International, L.P.	10-Q	000-30235	10.1 (Exhibit A-1)	8/5/2010

4.12	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design Fund, L.P.	10-Q	000-30235	10.1 (Exhibit A-2)	8/5/2010

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1**	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).					X

*	Confidential treatment granted for certain portions of this exhibit.
**	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.