Form 10-Q
period 2011-07-01
EXELIXIS INC
filed 2011-08-04
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

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

As of July 29, 2011, there were 128,974,387 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2011

INDEX

Part I. Financial Information		3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets – June 30, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Operations – Three Months and Six Months Ended June 30, 2011 and 2010	4

	Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

Part II. Other Information		32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6.	Exhibits	46

SIGNATURES		47

EXHIBITS

	Exhibit 10.1

	Exhibit 10.3

	Exhibit 10.4

	Exhibit 10.5

	Exhibit 10.6

	Exhibit 10.7

	Exhibit 10.8

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2011	December 31, 2010 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,280	$97,440
Marketable securities	187,502	65,224
Other receivables	6,363	5,896
Prepaid expenses and other current assets	14,555	14,926

Total current assets	283,700	183,486
Restricted cash and investments	4,199	6,399
Long-term investments	86,574	87,314
Property and equipment, net	11,903	15,811
Goodwill	63,684	63,684
Other assets	4,122	4,096

Total assets	$454,182	$360,790

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,298	$2,046
Accrued compensation and benefits	8,159	6,555
Accrued clinical trial liabilities	28,761	30,975
Other accrued liabilities	15,569	15,026
Current portion of notes payable and bank obligations	7,628	8,848
Current portion of convertible loans	28,900	28,900
Current portion of restructuring	2,624	7,294
Deferred revenue	99,603	100,297

Total current liabilities	193,542	199,941
Long-term portion of notes payable and bank obligations	86,574	87,314
Long-term portion of convertible loans	87,288	83,396
Long-term portion of restructuring	7,478	6,987
Other long-term liabilities	8,445	9,005
Deferred revenue	152,670	202,472

Total liabilities	535,997	589,115

Commitments
Stockholders’ deficit:
Common stock	128	109
Additional paid-in-capital	1,148,588	953,608
Accumulated other comprehensive income	(13)	12
Accumulated deficit	(1,230,518)	(1,182,054)

Total stockholders’ deficit	(81,815)	(228,325)

Total liabilities and stockholders’ deficit	$454,182	$360,790

(1)	The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Contract	$8,327	$12,308	$20,737	$32,048
License	22,492	24,542	45,281	49,107
Collaboration reimbursements	1,343	10,746	2,038	8,640

Total revenues	32,162	47,596	68,056	89,795

Operating expenses:
Research and development	42,901	54,237	88,593	118,988
General and administrative	8,783	9,571	17,948	18,406
Restructuring charge	(1,514)	9,419	3,253	25,484

Total operating expenses	50,170	73,227	109,794	162,878

Loss from operations	(18,008)	(25,631)	(41,738)	(73,083)
Other income (expense):
Interest income and other, net	1,197	393	1,381	709
Interest expense	(4,164)	(673)	(8,107)	(1,285)
Gain on sale of business	—	3,297	—	7,797

Total other income (expense), net	(2,967)	3,017	(6,726)	7,221

Net loss	$(20,975)	$(22,614)	$(48,464)	$(65,862)

Net loss per share, basic and diluted	$(0.16)	$(0.21)	$(0.40)	$(0.61)

Shares used in computing basic and diluted loss per share amounts	128,245	108,476	120,768	108,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Consolidated net loss	$(48,464)	$(65,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,929	5,873
Stock-based compensation expense	6,435	11,281
Impairment of assets due to restructuring	510	2,481
Gain on sale of business	—	(7,797)
Accretion of debt discount	3,816	—
Other	1,782	1,653
Changes in assets and liabilities:
Other receivables	(467)	5,836
Prepaid expenses and other current assets	485	(1,429)
Other assets	232	(1,701)
Accounts payable and other accrued expenses	186	(3,626)
Restructure liability	(4,180)	11,135
Other long-term liabilities	(560)	(1,029)
Deferred revenue	(50,496)	(35,290)

Net cash used in operating activities	(86,792)	(78,475)

Cash flows from investing activities:
Purchases of property and equipment	(568)	(831)
Proceeds from sale of property and equipment	—	168
Proceeds on sale of business	—	8,600
Decrease in restricted cash and investments	2,200	45
Proceeds from maturities of marketable securities	66,407	72,030
Proceeds from sale of marketable securities	—	12,780
Purchases of marketable securities	(189,436)	(103,563)

Net cash used in investing activities	(121,397)	(10,771)

Cash flows from financing activities:
Proceeds from issuance of common stock	179,377	—
Proceeds from exercise of stock options and warrants	7,626	1,004
Proceeds from employee stock purchase plan	987	2,122
Proceeds from note payable and bank obligations	2,589	162,508
Principal payments on notes payable and bank obligations	(4,550)	(5,981)

Net cash provided by financing activities	186,029	159,653

Net (decrease) increase in cash and cash equivalents	(22,160)	70,407
Cash and cash equivalents, at beginning of period	97,440	86,796

Cash and cash equivalents, at end of period	$75,280	$157,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

NOTE 1. Organization and Summary of Significant Accounting Policies

Organization

Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biotechnology company committed to developing small molecule therapies for the treatment of cancer. We are focusing our resources and development efforts exclusively on cabozantinib (XL184), our most advanced compound, in order to maximize the therapeutic and commercial potential of this compound. We believe cabozantinib has the potential to be a high-quality, broadly-active, differentiated pharmaceutical product that can make a meaningful difference in the lives of patients. Cabozantinib inhibits MET, VEGFR2 and RET, proteins that are key drivers of tumor growth and/or vascularization. Cabozantinib is being evaluated in a broad development program encompassing multiple cancer indications. We have also developed a portfolio of other novel compounds that we believe have the potential to address serious unmet medical needs, most of which are being advanced by partners as part of collaborations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the period presented have been included. Certain reclassifications of prior period amounts have been made to our condensed consolidated financial statements to conform to the current period presentation.

Exelixis has adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st of each year. Fiscal year 2010, a 52-week year, ended on December 31, 2010, and fiscal year 2011, a 52-week year, will end on December 30, 2011. For convenience, references in these Condensed Consolidated Financial Statements and Notes as of and for the fiscal quarters ended July 2, 2010 and July 1, 2011 are indicated as ended June 30, 2010 and 2011, respectively.

Operating results for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2011 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on February 22, 2011.

Basis of Consolidation

The consolidated financial statements include the accounts of Exelixis and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements is in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an on-going basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, long-lived assets, derivative instruments, accrued liabilities, and share-based compensation. Exelixis bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Cash and Investments

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We invest in high-grade, short-term commercial paper and money market funds, which are subject to minimal credit and market risk.

All marketable securities are classified as available-for-sale and are carried at fair value. We view our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are stated at fair value based upon quoted market prices of the securities. We have classified certain investments as cash and cash equivalents or marketable securities that collateralize loan balances; however, they are not restricted to withdrawal. Funds that are used to collateralize equipment lines of credit that extend for over 12 months have been classified as long-term investments, in accordance with the loan arrangement. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ deficit. Realized gains and losses, net, on available-for-sale securities are recorded in our Consolidated Statement of Operations as Interest income and other, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are recorded in our Consolidated Statements of Operations as Interest income and other, net.

The following summarizes available-for-sale securities included in cash and cash equivalents and restricted cash and investments as of June 30, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$138,242	$—	$—	$138,242
Commercial paper	34,135	4	—	34,139
Corporate bonds	114,324	68	(64)	114,328
U.S. Government sponsored enterprises	20,702	—	(13)	20,689
Municipal bonds	36,165	1	(9)	36,157
Variable rate demand notes	10,000	—	—	10,000

Total	$353,568	$73	$(86)	$353,555

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash and cash equivalents	$75,296	$—	$(16)	$75,280
Marketable securities	187,499	73	(70)	187,502
Restricted cash and investments	4,199	—	—	4,199
Long-term investments	86,574	—	—	86,574

Total	$353,568	$73	$(86)	$353,555

As of June 30, 2011, all securities that were in an unrealized loss position had been so for less than one year and the unrealized losses were not attributed to credit risk. Based on the scheduled maturities of our marketable securities, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.

The following summarizes available-for-sale securities included in cash and cash equivalents and restricted cash and investments as of December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$171,048	$—	$—	$171,048
Commercial paper	19,283	—	—	19,283
Corporate bonds	36,869	18	(10)	36,877
U.S. Government sponsored enterprises	18,811	5	—	18,816
Municipal bonds	10,913	—	(1)	10,912

Total	$256,924	$23	$(11)	$256,936

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash and cash equivalents	$98,001	$—	$(2)	$97,999
Marketable securities	65,210	23	(9)	65,224
Restricted cash and investments	6,399	—	—	6,399
Long-term investments	87,314	—	—	87,314

Total	$256,924	$23	$(11)	$256,936

The following summarizes available-for-sale securities included in cash and cash equivalents and restricted cash and investments as of June 30, 2011 by contractual maturity (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mature in less than one year	$323,026	$41	$(57)	$323,010
Mature in one to two years	30,542	32	(29)	30,545

Total	$353,568	$73	$(86)	$353,555

As of December 31, 2010, all of our available-for-sale-securities matured in less than one year.

Foreign Currency Forward Contract

We have entered into foreign currency forward contracts to reduce our net exposure to Eurodollar currency fluctuations. On March 30, 2011, we entered into a new foreign contract for a notional amount of $7.0 million that will expire in December 2011. The fair value of the foreign currency contract is estimated based on pricing models using readily observable inputs from actively quoted markets. As of June 30, 2011 and December 31, 2010, the fair values of the foreign currency forward contracts held were at losses of approximately $0.2 million. The net unrealized gain or loss on our foreign currency forward contracts, neither of which has been designated as a hedge, is recorded in our Consolidated Statements of Operations as Interest income and other, net.

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

Level 3—unobservable inputs.

Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of June 30, 2011 and December 31, 2010, respectively (in thousands):

As of June 30, 2011:

	Level 1	Level 2	Level 3	Total
Money market funds	$138,242	$—	$—	$138,242
Commercial paper	—	34,139	—	34,139
Corporate bonds	—	114,328	—	114,328
U.S. Government sponsored agencies	—	20,689	—	20,689
Municipal bonds and Variable Rate Demand Notes	—	46,157	—	46,157

Total	$138,242	$215,313	$—	$353,555

As of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Money market funds	$171,048	$—	$—	$171,048
Commercial paper	—	19,283	—	19,283
Corporate bonds	—	36,877	—	36,877
U.S. Government sponsored enterprises	—	18,816	—	18,816
Municipal bonds and Variable Rate Demand Notes	—	10,912	—	10,912
Foreign currency forward contract	—	(156)	—	(156)

Total	$171,048	$85,732	$—	$256,780

We have estimated the fair value of our long-term debt instruments, where possible, using the net present value of the payments discounted at an interest rate that is consistent with our current borrowing rate for similar long-term debt. However, due to the unique structure of our 2010 financing agreement with entities affiliated with Deerfield Management Company L.P. (“Deerfield”) and the current non-liquid market in structured notes, there is no practicable method to determine the fair value of this instrument. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Important to Understanding Our Financial Condition and Results of Operations—Deerfield Facility” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements” for details on the structure and terms of our 2010 financing with Deerfield. The estimated fair value of our outstanding debt, excluding our 2010 financing with Deerfield, was as follows (in thousands):

	June 30, 2011	December 31, 2010
GlaxoSmithKline loan	$27,996	$26,693
Equipment lines of credit	14,129	16,064
Silicon Valley Bank loan	77,480	77,480

Total	$119,605	$120,237

At June 30, 2011 and December 31, 2010, the book value of our debt outstanding, including our 2010 financing with Deerfield, was $210.4 million and $208.5 million, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments or a combination thereof. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

Long-Lived Assets

The carrying value of our long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Long-lived assets include property and equipment and identified intangible assets. In the six months ended June 30, 2011 and June 30, 2010, we wrote down property and equipment in the amount of approximately $0.5 million and $2.5 million, respectively, in connection with our 2010 and 2011 restructuring plans. See Note 5 for further information on the restructuring plans.

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

As of June 30, 2011 and 2010, our potential common stock included the following shares, all of which have been excluded from the computation of diluted net loss per share because their impact is antidilutive:

	June 30, 2011	June 30, 2010
Shares related to our GlaxoSmithKline loan	3,283,155	13,860,850
Shares issuable upon the exercise of outstanding stock options	17,623,468	23,246,874
Shares issuable pursuant to the vesting of RSUs	1,362,074	2,318,174
Shares issuable upon the exercise of outstanding warrants	1,441,215	2,250,000

Total antidilutive shares	23,709,912	41,675,898

Collaboration Arrangements

Collaborative agreement reimbursement revenues or collaboration cost-sharing expenses are recorded as earned or owed based on the performance requirements by both parties under the respective contracts. In December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”) for the development of cabozantinib and XL281. However, on June 18, 2010, we regained full rights to develop and commercialize cabozantinib under the collaboration agreement following receipt of notice from Bristol-Myers Squibb of its decision to terminate the collaboration, solely as to cabozantinib, on a worldwide basis. Prior to the termination of the collaboration with Bristol-Myers Squibb as to cabozantinib, both parties were actively involved with compound development and certain research and development expenses were partially reimbursable to us on a net basis by compound. On an annual basis, amounts owed by Bristol-Myers Squibb to us, net of amounts reimbursable to Bristol-Myers Squibb by us for the development of cabozantinib and XL281, were recorded as collaboration reimbursement revenues. Conversely, research and development expenses would include the net settlement of amounts we owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred in connection with the development of cabozantinib, less amounts reimbursable to us by Bristol-Myers Squibb for the development of both cabozantinib and XL281. On July 8, 2011, we received written notification from Bristol-Myers Squibb of its decision to terminate the collaboration in its entirety. See Note 4 for further information. Due to this termination, which will be effective as of the end of the day on October 8, 2011, we will present reimbursement payments as collaboration reimbursement revenues through the quarter ending December 31, 2011 at which point we do not expect to record any further collaboration cost-sharing expense or collaboration reimbursement revenues under our current collaborations. Revenues and expenses from collaborations that are not co-development agreements are recorded as contract revenues or research and development expenses in the period incurred.

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

In June 2011, Accounting Standards Codification Topic 220, Comprehensive Income was amended to increase the prominence of items reported in other comprehensive income. Accordingly, a company can present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We plan to adopt this guidance as of January 1, 2012 on a retrospective basis and do not expect the adoption thereof to have a material effect on our consolidated financial statements.

NOTE 2. Comprehensive Loss

Comprehensive loss represents consolidated net loss plus any unrealized gains and losses on available-for-sale securities not reflected in our Consolidated Statements of Operations. Comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Consolidated net loss	$(20,975)	$(22,614)	$(48,464)	$(65,862)
Unrealized losses on available-for-sale securities, net of taxes	18	(81)	(25)	(138)

Comprehensive loss	$(20,957)	$(22,695)	$(48,489)	$(66,000)

NOTE 3. Stock-Based Compensation

We recorded and allocated employee stock-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development expense	$1,431	$3,023	$3,179	$6,672
General and administrative expense	1,369	1,738	2,701	3,590
Restructuring-related stock-based compensation expense	—	(34)	449	961

Total employee stock-based compensation expense	$2,800	$4,727	$6,329	$11,223

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

	Stock Options Three Months Ended June 30,		Employee Stock Purchase Plan Three Months Ended June 30,
	2011	2010	2011	2010
Weighted average fair value of awards	$7.03	$3.50	$3.41	$2.01
Risk-free interest rate	2.17%	2.14%	0.12%	0.21%
Dividend yield	0%	0%	0%	0%
Volatility	65%	74%	69%	68%
Expected life	6.0 years	5.2 years	0.5 years	0.5 years

	Stock Options Six Months Ended June 30,		Employee Stock Purchase Plan Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average fair value of awards	$7.03	$3.60	$2.44	$1.96
Risk-free interest rate	2.17%	2.25%	0.14%	0.18%
Dividend yield	0%	0%	0%	0%
Volatility	65%	70%	67%	63%
Expected life	6.0 years	5.2 years	0.5 years	0.5 years

A summary of all stock option activity for the six months ended June 30, 2011 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	19,630,030	$7.52
Granted	150,000	11.66
Exercised	(1,295,542)	5.89
Cancelled	(861,020)	10.74

Options outstanding at June 30, 2011	17,623,468	$7.51	4.75 years	$35,591,462

Exercisable at June 30, 2011	14,510,742	$7.70	4.31 years	$27,387,969

As of June 30, 2011, $8.8 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 1.80 years.

A summary of all RSU activity for the six months ended June 30, 2011 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
RSUs outstanding at December 31, 2010	2,172,431	$7.31
Awarded	38,350	11.75
Released	(498,783)	7.48
Forfeited	(349,924)	7.45

Awards outstanding at June 30, 2011	1,362,074	$7.34	1.39 years	$12,490,219

As of June 30, 2011, $6.9 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 2.69 years.

NOTE 4. Collaborations

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

On July 8, 2011, we and one of our wholly-owned subsidiaries received written notification from Bristol-Myers Squibb of its decision to terminate the Amended and Restated Collaboration Agreement dated as of April 15, 2011 by and between us and Bristol-Myers Squibb, which amended and restated the Collaboration Agreement dated as of December 11, 2008 between us and Bristol-Myers Squibb (the “2008 Agreement”), on a worldwide basis as to XL281. The termination is being made pursuant to the terms of the Amended and Restated Collaboration Agreement dated as of April 15, 2011 and will be effective as of the end of the day on October 8, 2011. Bristol-Myers Squibb informed us that the termination was based upon Bristol-Myers Squibb’s review of XL281 in the context of Bristol-Myers Squibb’s overall research and development priorities and pipeline products. Upon the effectiveness of the termination, Bristol-Myers Squibb’s license relating to XL281 will terminate and rights to XL281 will revert to us, and we will be entitled to receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize XL281. We plan to wind down ongoing activities related to XL281 following the termination and do not currently expect to further research, develop or commercialize XL281 following the wind-down.

Under the 2008 Agreement, we and Bristol-Myers Squibb originally had agreed to co-develop cabozantinib and Bristol-Myers Squibb also received an exclusive worldwide license to develop and commercialize XL281. On June 18, 2010, we received a notice from Bristol-Myers Squibb of its decision to terminate the 2008 Agreement solely as to cabozantinib, on a worldwide basis, pursuant to the terms of the 2008 Agreement. We continued to carry out certain clinical trials of XL281 under the 2008 Agreement, and Bristol-Myers Squibb was responsible for funding all future development of XL281, including our activities. We were eligible for development and regulatory milestones of up to $315.0 million on XL281, sales performance milestones of up to $150.0 million and double-digit royalties on worldwide sales of XL281.

For purposes of recognizing up-front license fees received under the 2008 Agreement, prior to receiving the termination notification from Bristol-Myers Squibb in July 2011, we were recognizing revenue through April 2014. As a result of the termination, the estimated research term will now end as of the end of the day on October 8, 2011. Accordingly, we expect to accelerate the remaining deferred revenue balance and estimate that we will recognize an aggregate of approximately $109.9 million and $10.4 million in revenue in the third and fourth fiscal quarters of 2011, respectively, relating to the up-front license fees under the 2008 Agreement.

Amounts attributable to programs under the 2008 Agreement consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Exelixis research and development expenses (1)	$1,286	$19,217	$1,897	$40,475
Net amount due from (owed to) collaboration partner	1,343	10,746	2,038	8,640

(1)	Total research and development expenses attributable to us include direct third party expenditures plus estimated internal personnel costs and are calculated in accordance with the terms of the particular collaboration.

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

Under the license agreement, sanofi-aventis received a worldwide exclusive license to XL147 and XL765, which are in phase 1, phase 1b/2 and phase 2 clinical trials, and has sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities. sanofi-aventis is responsible for funding all development activities with respect to XL147 and XL765, including our activities. Following the effectiveness of the license agreement, we had been conducting the majority of the clinical trials for XL147 and XL765 at the expense of sanofi-aventis. As provided for under the license agreement, however, the parties agreed to transition all future development activities for these compounds to sanofi-aventis. The transition was substantially completed by the end of June 2011. As a result of the transition of development activities to sanofi-aventis, we expect to no longer receive reimbursements from sanofi-aventis with respect to XL147 and XL765 and we have reduced our headcount commensurately such that no further material operating expenses will be incurred in connection with these programs going forward.

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

NOTE 5: Restructurings

During 2010, we implemented two restructuring plans that resulted in an overall reduction in our workforce by 386 employees. In March 2011, we implemented an additional restructuring plan that resulted in the termination of 24 employees, for an aggregate reduction in headcount resulting from the 2010 and 2011 restructuring plans of 410 employees. Of these reductions in headcount, 11 employees are continuing to provide service through various dates in 2011. The restructuring plans are a consequence of our decision to focus our resources and development efforts on the late-stage development and commercialization of cabozantinib. Further personnel reductions are expected to be made through the end of 2012 as we complete our obligations under collaboration agreements and withdraw resources from completed projects.

In connection with the 2010 and 2011 restructuring plans, we have recorded aggregate restructuring charges of $36.0 million, of which $19.6 million related to termination benefits and $16.3 million related to facility charges and the impairment of various assets. In connection with these restructuring plans, $4.8 million was recorded during the first quarter of 2011, of which $3.5 million was associated with lease-exit costs in connection with the exit and potential sublease of a single floor of a building we lease at 170 Harbor Way, South San Francisco, California (“Building 170”). In July 2011, we entered into two sublease agreements for Building 170. As a result of these activities, we updated our estimated charge for all of our facilities to better reflect the actual sublease terms. As a result of this revision, we recorded a reduction to our restructuring liability of $1.7 million during the three months ended June 30,

2011. The balance of our restructuring charges taken during the first half of 2011 primarily related to termination benefits for employees as well as the impairment of excess equipment and other assets, offset by any auction proceeds that we have received from the sale of such assets.

With respect to our restructuring plans, we expect to incur an additional restructuring charge of $6.5 million relating to the sublease of Building 170 and a building we lease at 249 East Grand Avenue, South San Francisco, California that we exited and subleased in 2010 (“Building 249”), plus additional restructuring charges of up to $17 million in connection with the anticipated exit of an additional facility in South San Francisco, California. We expect to record $0.1 million of additional termination benefits and the majority of the facility-related charges discussed above as they are determined during the fiscal year ending December 31, 2011.

As of June 30, 2011, the 2010 and 2011 restructuring plans had resulted in aggregate cash expenditures of $20.7 million. We expect to pay an additional $8.5 million, net of cash received from our subtenant, for Building 249 and an additional $7.3 million, net of cash received from our subtenants, for Building 170. In addition, we expect to make cash expenditures of $1.0 million relating to termination benefits and up to $22 million relating to facility charges in connection with the anticipated exit of an additional facility in South San Francisco, California. We expect the termination benefits to be paid during the third and fourth quarters of 2011 and the facility costs to be paid through 2017, or the end of our lease term.

The total outstanding restructuring liability is included in Current portion of restructuring and Long-term portion of restructuring on our Condensed Consolidated Balance Sheet and is based upon restructuring charges recognized as of June 30, 2011 in connection with the 2010 and 2011 plans. As of June 30, 2011, the components of these liabilities are summarized in the following table (in thousands):

	Employee Severance And Other Benefits	Facility Charges	Asset Impairment	Legal and Other Fees	Total
Balance as of December 31, 2010	$5,523	$8,688	$—	$70	$14,281
Restructuring charge recorded in the six months ended June 30, 2011	1,927	1,841	(542)	27	3,253
Cash payments	(5,940)	(1,409)	397	(16)	(6,968)
Adjustments or non-cash credits including stock compensation expense	(526)	(83)	145	—	(464)

Ending accrual balance as of June 30, 2011	$984	$9,037	$—	$81	$10,102

NOTE 6. Sale of Shares of Common Stock

In March 2011, we completed a public offering of 17.3 million shares of our common stock pursuant to a shelf registration statement previously filed with the SEC, which the SEC declared effective on May 8, 2009. We received approximately $179.4 million in net proceeds from the offering after deducting the underwriting discount and related offering expenses.

NOTE 7. Debt

Silicon Valley Bank Loan and Security Agreement

In December 2007, we entered into a third loan modification agreement to the loan and security agreement originally entered into in May 2002 with Silicon Valley Bank. The terms associated with the original line of credit under the May 2002 agreement and the subsequent loan modifications were not modified. The December 2007 loan modification agreement provided for an additional equipment line of credit in the amount of up to $30.0 million with a draw down period of approximately 2 years. Each advance must be repaid in 48 equal, monthly installments of principal, plus accrued interest, at an annual rate of 0.75% fixed. In December 2009, we amended the agreement and extended the draw down period on the line of credit for an additional 18 months through June 2011 and increased the principal amount of the line of credit from $30.0 million to $33.6 million. Pursuant to the terms of the amendment, we were required to make minimum draws of $2.5 million every 6 months through June 2011, for total additional draws of $7.5 million. The loan facility required security in the form of a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. In June 2008, we drew down $13.6 million under this agreement, in December 2009, we drew down $5.0 million, and we drew down an additional $2.5 million in each of June 2010, December 2010 and June 2011 in accordance with the terms of the modified agreement. In accordance with the amended loan terms, the line of credit has expired and we have no further draw down obligations under the line of credit.

The total outstanding obligation under all lines of credit with Silicon Valley Bank as of June 30, 2011 and December 31, 2010 is $14.2 million and $16.1 million, respectively. The total collateral balance as of June 30, 2011 and December 31, 2010 is $14.9 million and $16.9 million, respectively, and is reflected in our Condensed Consolidated Balance Sheet as Cash and cash equivalents and Marketable securities as the deposit account is not restricted as to withdrawal.

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

Cabozantinib inhibits MET, VEGFR2 and RET, proteins that are key drivers of tumor growth and/or vascularization. Cabozantinib is being evaluated in a broad development program encompassing multiple cancer indications. The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer and ovarian cancer, based on encouraging interim data that has emerged from a randomized discontinuation trial investigating cabozantinib in nine distinct tumor types. Cabozantinib is also being studied in an ongoing global phase 3 registration trial in medullary thyroid cancer, known as the EXAM trial. We expect to release top-line results from the EXAM trial around the end of the third quarter of 2011 and plan to initiate a rolling submission of a new drug application, or NDA, for cabozantinib in medullary thyroid cancer in the fourth quarter 2011 by submitting with the United States Food and Drug Administration, or FDA, key parts of the NDA, including the preclinical and chemistry, manufacturing and controls information. We expect to complete the NDA filing in the first quarter of 2012. Cabozantinib is eligible for a rolling submission as a result of the FDA’s granting Fast Track designation for cabozantinib in medullary thyroid cancer. Assuming a positive outcome of the EXAM trial and approval of our NDA by the FDA, we currently anticipate a commercial launch of cabozantinib for the treatment of medullary thyroid cancer in the second half of 2012.

Based on the strength of our expertise in biology, drug discovery and development, we have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb Company, or Bristol-Myers Squibb, sanofi-aventis, Genentech, Inc. (a wholly owned member of the Roche Group), GlaxoSmithKline and Daiichi Sankyo Company Limited for the majority of the remaining compounds and programs in our portfolio. Pursuant to these collaborations, we have out-licensed compounds or programs to a partner for further development and commercialization, generally have no further unfunded cost obligations related to such compounds or programs and may be entitled to receive research funding, milestones and royalties or a share of profits from commercialization. With respect to our partnered compounds, we are eligible to receive potential milestone payments under our collaborations totaling approximately $2.9 billion in the aggregate on a non-risk adjusted basis, of which 12.3% are related to clinical development milestones, 46.2% are related to regulatory milestones and 41.5% are related to commercial milestones.

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

As part of our ongoing effort to manage costs and our strategy to focus our resources and development efforts on our most advanced compound, cabozantinib, we implemented two restructuring plans during 2010 and an additional restructuring plan in March 2011 that resulted in an overall reduction in our workforce by 410 employees. Personnel reductions were made across our entire organization, including discovery, development and general and administrative departments. We expect to make additional reductions through the end of 2012 as we complete our obligations under collaboration agreements and withdraw resources from completed projects. With the exception of activities related to cabozantinib, we are discontinuing efforts with respect to all of our compounds and programs that are not funded by partners pursuant to collaboration agreements and are actively pursuing collaborations or other external opportunities for the continued development of these compounds and programs. Discovery and clinical activities under various collaborations will continue to be funded by partners until we complete our contractual obligations.

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

The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer and ovarian cancer, based on encouraging interim data that has emerged from a randomized discontinuation trial, or RDT, investigating cabozantinib in nine distinct tumor types. Data from the RDT were released at the American Society of Clinical Oncology, or ASCO, Annual Meeting in June 2010 and demonstrated broad activity for cabozantinib across multiple tumor types, in particular, metastatic castration-resistant prostate, ovarian, non-small cell lung and hepatocellular cancers. Updated interim data presented at the 22nd EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics in November 2010, or the 2010 EORTC Symposium, at the ASCO 2011 Genitourinary Cancers Symposium in February 2011, and at the 2011 ASCO Annual Meeting in June 2011 suggest that cabozantinib has a novel and differentiated clinical profile in metastatic castration-resistant prostate cancer and other solid tumors. The data presented indicate that cabozantinib has shown novel activity against bone and soft tissue lesions in patients with metastatic castration-resistant prostate cancer. In addition, we have observed resolution of metastatic bone lesions on bone scan in patients with metastatic breast cancer, renal cell carcinoma, thyroid cancer and melanoma. It will be a priority for us to generate additional data in the various other cohorts of the RDT, including ovarian cancer, melanoma, breast cancer, non-small cell lung cancer and hepatocellular cancer, to support further prioritization of our clinical and commercial options. In addition, we are conducting ongoing exploratory clinical trials for cabozantinib in other tumor types, including renal cell carcinoma. Objective tumor responses have been observed in patients with cabozantinib in 12 of 13 unique tumor types investigated to date, reflecting the broad potential clinical activity and commercial opportunity with this new agent.

We also are focusing our efforts on our ongoing phase 3 clinical trial of cabozantinib as a potential treatment for medullary thyroid cancer. This registration trial was initiated in July 3, 2008 following agreement between the FDA and us on the trial design through the FDA’s Special Protocol Assessment process. We expect to release top-line results from the EXAM trial around the end of the third quarter of 2011.

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

We plan to initiate a rolling submission of an NDA for cabozantinib in medullary thyroid cancer in the fourth quarter 2011 by submitting with the FDA key parts of the NDA, including the preclinical and chemistry, manufacturing and controls information. We expect to complete the NDA filing in the first quarter of 2012. Assuming a positive outcome of the EXAM trial and approval of our NDA by the FDA, we currently anticipate a commercial launch of cabozantinib for the treatment of medullary thyroid cancer in the second half of 2012.

In June 2011, we submitted to the FDA the protocol for a planned pivotal trial for cabozantinib in castration-resistant prostate cancer using an endpoint of pain reduction and bone scan response (XL184-306) for consideration of a Special Protocol

Assessment. Our goal is to initiate this trial by the end of 2011. We are also planning two additional pivotal trials in castration-resistant prostate cancer for overall survival and bone metastasis-free survival (XL184-307 and XL184-308), respectively, and expect to initiate both of these trials in 2012.

Recent Development

Termination of Collaboration Agreement with Bristol-Myers Squibb for XL281

On July 8, 2011, we and one of our wholly-owned subsidiaries received written notification from Bristol-Myers Squibb of its decision to terminate the Amended and Restated Collaboration Agreement dated as of April 15, 2011 by and between us and Bristol-Myers Squibb, which amended and restated the Collaboration Agreement dated as of December 11, 2008 between us and Bristol-Myers Squibb, or the 2008 Agreement, on a worldwide basis as to XL281. The termination is being made pursuant to the terms of the Amended and Restated Collaboration Agreement dated as of April 15, 2011 and will be effective as of the end of the day on October 8, 2011. Bristol-Myers Squibb informed us that the termination was based upon Bristol-Myers Squibb’s review of XL281 in the context of Bristol-Myers Squibb’s overall research and development priorities and pipeline products. Upon the effectiveness of the termination, Bristol-Myers Squibb’s license relating to XL281 will terminate and rights to XL281 will revert to us, and we will be entitled to receive, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize XL281. We plan to wind down ongoing activities related to XL281 following the termination and do not currently expect to further research, develop or commercialize XL281 following the wind-down.

Under the 2008 Agreement, we and Bristol-Myers Squibb originally had agreed to co-develop cabozantinib and Bristol-Myers Squibb also received an exclusive worldwide license to develop and commercialize XL281. On June 18, 2010, we received a notice from Bristol-Myers Squibb of its decision to terminate the 2008 Agreement solely as to cabozantinib, on a worldwide basis, pursuant to the terms of the 2008 Agreement. We continued to carry out certain clinical trials of XL281 under the 2008 Agreement, and Bristol-Myers Squibb was responsible for funding all future development of XL281, including our activities. We were eligible for development and regulatory milestones of up to $315.0 million on XL281, sales performance milestones of up to $150.0 million and double-digit royalties on worldwide sales of XL281.

For purposes of recognizing up-front license fees received under the 2008 Agreement, prior to receiving the termination notification from Bristol-Myers Squibb in July 2011, we were recognizing revenue through April 2014. As a result of the termination, the estimated research term will now end as of the end of the day on October 8, 2011. Accordingly, we expect to accelerate the remaining deferred revenue balance and estimate that we will recognize an aggregate of approximately $109.9 million and $10.4 million in revenue in the third and fourth fiscal quarters of 2011, respectively, relating to the up-front license fees under the 2008 Agreement.

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

Liquidity

As of June 30, 2011, we had $353.6 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $4.2 million and approximately $95.0 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, marketable securities, long-term investments and funding that we expect to receive from existing collaborators will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and depend on many factors, including the following:

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

•	whether we elect to prepay the amounts advanced under our loan from Silicon Valley Bank;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds; and

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including, in particular, with respect to cabozantinib) that provide additional capital.

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

sanofi-aventis

In May 2009, we entered into a global license agreement with sanofi-aventis for XL147 and XL765 and a broad collaboration for the discovery of inhibitors of phosphoinositide-3 kinase, or PI3K, for the treatment of cancer. The license agreement and collaboration agreement became effective on July 7, 2009. In connection with the effectiveness of the license and collaboration, on July 20, 2009, we received upfront payments of $140.0 million ($120.0 million for the license and $20.0 million for the collaboration), less applicable withholding taxes of $7.0 million, for a net receipt of $133.0 million. We expect to receive a refund payment from the French government in 2011 with respect to the withholding taxes previously withheld.

Under the license agreement, sanofi-aventis received a worldwide exclusive license to XL147 and XL765, which are in phase 1, phase 1b/2 and phase 2 clinical trials, and has sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities. sanofi-aventis is responsible for funding all development activities with respect to XL147 and XL765, including our activities. Following the effectiveness of the license agreement, we had been conducting the majority of the clinical trials for XL147 and XL765 at the expense of sanofi-aventis. As provided for under the license agreement, however, the parties agreed to transition all future development activities for these compounds to sanofi-aventis. The transition was substantially completed by the end of June 2011. As a result of the transition of development activities to sanofi-aventis, we expect to no longer receive reimbursements from sanofi-aventis with respect to XL147 and XL765 and we have reduced our headcount commensurately such that no further material operating expenses will be incurred in connection with these programs going forward.

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

Restructuring Plans

During 2010, we implemented two restructuring plans that resulted in an overall reduction in our workforce by 386 employees. In March 2011, we implemented an additional restructuring plan that resulted in the termination of 24 employees, for an aggregate reduction in headcount resulting from the 2010 and 2011 restructuring plans of 410 employees. Of these reductions in headcount, 11 employees are continuing to provide service through various dates in 2011. The restructuring plans are a consequence of our decision to focus our resources and development efforts on the late-stage development and commercialization of cabozantinib. Further personnel reductions are expected to be made through the end of 2012 as we complete our obligations under collaboration agreements and withdraw resources from completed projects.

In connection with the 2010 and 2011 restructuring plans, we have recorded aggregate restructuring charges of $36.0 million, of which $19.6 million related to termination benefits and $16.3 million related to facility charges and the impairment of various assets. In connection with these restructuring plans, $4.8 million was recorded during the first quarter of 2011, of which $3.5 million was associated with lease-exit costs in connection with the exit and potential sublease of a single floor of a building we lease at 170 Harbor Way, South San Francisco, California, or Building 170. In July 2011, we entered into two sublease agreements for Building 170. As a result of these activities, we updated our estimated charge for all of our facilities to better reflect the actual sublease terms. As a result of this revision, we recorded a reduction to our restructuring liability of $1.7 million during the three months ended June 30, 2011. The balance of our restructuring charges taken during the first half of 2011 primarily related to termination benefits for employees as well as the impairment of excess equipment and other assets, offset by any auction proceeds that we have received from the sale of such assets.

With respect to our restructuring plans, we expect to incur an additional restructuring charge of $6.5 million relating to the sublease of Building 170 and a building we lease at 249 East Grand Avenue, South San Francisco, California that we exited and subleased in 2010, or Building 249, plus additional restructuring charges of up to $17 million in connection with the anticipated exit of an additional facility in South San Francisco, California. We expect to record $0.1 million of additional termination benefits and the majority of the facility-related charges discussed above as they are determined during the fiscal year ending December 31, 2011.

As of June 30, 2011, the 2010 and 2011 restructuring plans had resulted in aggregate cash expenditures of $20.7 million. We expect to pay an additional $8.5 million, net of cash received from our subtenant, for Building 249 and an additional $7.3 million, net of cash received from our subtenants, for Building 170. In addition, we expect to make cash expenditures of $1.0 million relating to termination benefits and up to $22 million relating to facility charges in connection with the anticipated exit of one additional facility in South San Francisco, California. We expect the termination benefits to be paid during the third and fourth quarters of 2011 and the facility costs to be paid through 2017, or the end of our lease term.

The restructuring charges that we expect to incur in connection with the restructuring plans are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring plan.

GlaxoSmithKline Loan Repayment Obligations

In October 2002, we entered into a collaboration with GlaxoSmithKline to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. On October 27, 2010, we paid approximately $37.0 million in cash to GlaxoSmithKline as the second of three installments of principal and accrued interest due under the loan agreement. After giving effect to all repayments made, as of June 30, 2011, the aggregate principal and interest outstanding under the loan was $36.5 million. The final installment of principal and accrued interest under the loan is due October 27, 2011. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be made in the form of our common stock at fair market value, subject to certain conditions, or cash. In the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock.

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

Revenues from license fees and milestone payments primarily consist of up-front license fees and milestone payments received under various collaboration agreements. We initially recognize upfront fees received from third party collaborators as unearned revenues and then recognize these amounts on a ratable basis over the expected term of the research collaboration. Therefore, any changes in the expected term of the research collaboration will impact revenue recognition for the given period. For example, in the fourth quarter of 2010, in association with the new ROR agreement with Bristol-Myers Squibb, the estimated research term under our 2007 cancer collaboration with Bristol-Myers Squibb was extended from December 2011 until April 2014, resulting in an extension in the period over which we recognized milestone revenues and a decrease in the milestone revenues recognized each quarter. Often, the total research term is not contractually defined and an estimate of the term of our total obligation must be made. For example, under the 2008 cancer collaboration with Bristol-Myers Squibb, we originally estimated our term to be through August 2013, which is the estimated term of our performance obligations for XL281. We estimated that this would be the period over which we would be obligated to perform services and therefore the appropriate term with which to ratably recognize any license fees. During the fourth quarter of 2010, this estimate was extended to April 2014 as a result of the decision with Bristol-Myers Squibb to complete additional phase 1 trial programs for XL281. As a result of the termination of the 2008 cancer collaboration with Bristol-Myers Squibb, which will be effective as of the end of the day on October 8, 2011, the estimated research term will now end as of the end of the day on October 8, 2011. Accordingly, we expect to accelerate the remaining deferred revenue balance and estimate that we will recognize an aggregate of approximately $109.9 million and $10.4 million in revenue in the third and fourth fiscal quarters of 2011, respectively, relating to the up-front license fees under the 2008 cancer collaboration. License fees are classified as license revenues in our consolidated statement of operations.

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

Collaborative agreement reimbursement revenues consist of research and development support received from collaborators and are recorded as earned based on the performance requirements by both parties under the respective contracts. Under the 2008 cancer collaboration with Bristol-Myers Squibb and prior to its termination by Bristol-Myers Squibb as to cabozantinib, certain research and development expenses were partially reimbursable to us. On an annual basis, amounts owed by Bristol-Myers Squibb to us, net of amounts reimbursable to Bristol-Myers Squibb by us for the development of cabozantinib and XL281, are recorded as collaboration reimbursement revenues. Conversely, research and development expenses may include the net settlement of amounts we owe Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred in connection with the development of cabozantinib, less amounts reimbursable to us by Bristol-Myers Squibb on the development of both cabozantinib and XL281. In annual periods when net research and development funding payments were payable to Bristol-Myers Squibb, these payments were presented as collaboration cost-sharing expenses. Reimbursements under co-development agreements were classified as collaboration reimbursement revenues, while reimbursements under other arrangements were classified as contract revenues in our consolidated statement of operations. With respect to Bristol-Myers Squibb, revenues from the 2008 cancer collaboration will continue to be reflected as collaboration reimbursement revenues until the expiration of this agreement on October 8, 2011. Following this date, we will no longer expect to report collaboration cost-sharing expenses or collaboration reimbursement revenues with respect to any of our current collaborations.

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

Stock Option Valuation

Our estimate of compensation expense requires us to determine the appropriate fair value model and a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures and related tax effects. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, companies are required to estimate the expected term of the option for input to an option-pricing model. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to value stock based awards granted in future periods. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. As of June 30, 2011, $8.8 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 1.80 years in addition to $6.9 million of total unrecognized compensation expense relating to restricted stock units, which was expected to be recognized over 2.69 years. See Note 3 of the Notes to Consolidated Financial Statements for a further discussion on stock-based compensation.

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

If the actual amounts differ from our estimates, the amount of restructuring charges could be materially impacted. See Note 5 of the Notes to Consolidated Financial Statements for a further discussion on our restructuring plans.

Fiscal Year Convention

We have adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st of each year. Fiscal year 2010, a 52-week year, ended on December 31, 2010, and fiscal year 2011, a 52-week year, will end on December 30, 2011. For convenience, references in this report as of and for the fiscal quarters ended July 2, 2010 and July 1, 2011 and as of the fiscal year ending December 30, 2011 are indicated as ended June 30, 2010 and 2011 and as ending December 31, 2011, respectively.

Results of Operations

Revenues

Total revenues by category, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Contract revenue:
Research and development funding	$3.7	$10.9	$13.6	$22.1
Milestones	4.6	1.4	7.2	10.0
License revenue and amortization of upfront payments	22.5	24.6	45.3	49.1
Collaboration reimbursements	1.4	10.7	2.0	8.6

Total revenues	$32.2	$47.6	$68.1	$89.8

Dollar decrease	$15.4		$21.7
Percentage decrease	32.4%		24.2%

Total revenues by customer, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Bristol-Myers Squibb	$17.5	$27.2	$34.4	$41.3
sanofi-aventis	12.5	19.7	31.0	39.4
Genentech	2.0	—	2.0	7.0
Boehringer Ingelheim	0.2	0.7	0.7	2.1

Total revenues	$32.2	$47.6	$68.1	$89.8

Dollar decrease	$15.4		$21.7
Percentage decrease	32.4%		24.2%

The decrease in revenues for the three and six months ended June 30, 2011, as compared to the comparable periods for the prior year, was primarily due to the decrease in reimbursement revenue as a result of the termination of our 2008 cancer collaboration agreement with Bristol Myers-Squibb with respect to cabozantinib in 2010. In addition, there was a decrease of $7.2 million and $8.4 million for the three and six months ended June 30, 2011, respectively, related to our May 2009 collaboration agreement with sanofi-aventis for XL147 and XL765 due to the transfer of substantially all development activities relating to these compounds to sanofi-aventis in 2011. Furthermore, there was a decrease in Genentech revenue relating to the one-time milestone payments of $2.0 million in 2011 for the Notch agreement and $7.0 million in 2010 for the MEK agreement, as well as a decrease in license revenue related to our amended 2007 and 2008 collaboration agreements with Bristol-Myers Squibb (in the case of the 2008 collaboration agreement, solely in relationship to XL281). As a result of the extension of the duration of our performance obligations under the XL281 agreement, revenue recognition in the current period, related to the upfront payments previously received, was reduced. These decreases were partially offset by our 2011 collaboration with Bristol-Myers Squibb for TGR5 and ROR Gamma.

Total collaboration reimbursement revenue consisted of research and development expenses and reimbursements related to our 2008 cancer collaboration agreement with Bristol Myers-Squibb for cabozantinib and XL281. To the extent that net annual research and development funding payments were expected to be received from Bristol-Myers Squibb, these payments would have been presented as collaboration reimbursement revenues. In years when net research and development funding payments were expected to be payable to Bristol-Myers Squibb, these payments would have been presented as collaboration cost-sharing expense. For the three and six months ended June 30 2010, we recorded collaboration reimbursement revenues from Bristol-Myers Squibb of $10.7 million and $8.6 million, respectively. For the year ending December 31, 2011 we expect to record only collaboration reimbursement revenues with respect to the work we are conducting for XL281. Following the complete termination of the 2008 cancer collaboration with Bristol-Myers Squibb, which will be effective as of the end of the day on October 8, 2011, we do not expect any further collaboration reimbursement revenues or collaboration cost-sharing expenses to be recorded with respect to this agreement for either cabozantinib or XL281.

Research and Development Expenses

Total research and development expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development expenses	$42.9	$54.2	$88.6	$119.0
Dollar decrease	$11.3		$30.4
Percentage decrease	20.9%		25.5%

The decrease for the three and six months ended June 30, 2011, as compared to the comparable periods in 2010, resulted primarily from the following:

•

Personnel—Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, decreased by $4.9 million, or 38%, and $12.8 million, or 42%, respectively, primarily due to the reduction in headcount resulting from our 2010 and 2011 restructuring plans.

•

General Corporate Costs—There was a decrease of $2.1 million, or 22%, and $4.6 million, or 23%, respectively, in the allocation of general corporate costs (such as facility costs, property taxes and insurance) to research and development, primarily as a result of a decrease in personnel and the exit of certain facilities in San Diego and South San Francisco, as a result of our 2010 and 2011 restructuring plans, and the resulting decrease in costs to be allocated.

•

Laboratory Supplies—Laboratory supplies decreased by $1.4 million, or 80%, and $4.5 million, or 81%, respectively, primarily due to the decrease in headcount and other cost cutting measures as a result of our 2010 and 2011 restructuring plans.

•

Stock-Based Compensation—Stock-based compensation expense decreased by $1.6 million, or 52%, and $3.5 million, or 52%, respectively, as a result of our reduction in headcount from our 2010 and 2011 restructuring plans.

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

The expenditures summarized in the following table reflect total research and development expenses by category, including allocations for general and administrative expense (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Inception to date (1)
	2011	2010	2011	2010
Drug discovery	$4.5	$13.2	$10.3	$33.8	$448.9
Development	36.3	37.4	74.3	76.8	655.3
Other	2.1	3.6	4.0	8.4	98.1

Total	$42.9	$54.2	$88.6	$119.0	$1,202.3

(1)	Inception is as of January 1, 2006, the date on which we began tracking research and development expenses by category.

While we do not track total research and development expenses separately for each program, beginning in fiscal 2006, we began tracking third party expenditures directly relating to each program as a way of monitoring external costs. Our third party research and development expenditures relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing, and represent only a portion of the costs related to each program. Third party expenditures for programs initiated prior to the beginning of fiscal 2006 have not been tracked from project inception, and therefore such expenditures from the actual inception for most of our programs are not available. We do not accumulate on a program-specific basis internal research and development expenses, such as salaries and personnel expenses, facilities overhead expenses and external costs not directly attributable to a specific project. Nevertheless, we believe that third party expenditures by program provide a reasonable estimate of the percentage of our total research and development expenses that are attributable to each such program. For the six months ended June 30, 2011, the programs representing the greatest portion of our external third party research and development expenditures were cabozantinib (85%), XL765 (6%), XL147 (5%), and XL281 (4%). The expenses for these programs were primarily included in the development category of our research and development expenses and exclude the impact of any amounts reimbursed by our partners.

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

General and Administrative Expenses

Total general and administrative expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
General and administrative expenses	$8.8	$9.6	$17.9	$18.4
Dollar decrease	$0.8		$0.5
Percentage decrease	8.2%		2.5%

The decrease in general and administrative expenses for the three and six months ended June 30, 2011, as compared to the comparable period in 2010, was primarily due to a decrease in facility and personnel costs relating to our 2010 and 2011 restructuring plans. This decrease was offset by a decrease in allocation of general corporate costs to research and development also as a result of the reduction in headcount from our 2010 and 2011 restructuring plans, in addition to an increase in marketing and promotional expenses relating to cabozantinib.

Restructuring Charge

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Restructuring charge	$(1.5)	$9.4	$3.3	$25.5
Dollar change	$10.9		$22.2
Percentage change	116%		87%

As part of our ongoing efforts to manage costs and our strategy to focus our resources and development efforts on cabozantinib, we implemented two restructuring plans during 2010 that resulted in an overall reduction of our workforce by 386 employees. In March 2011, we implemented an additional restructuring plan that resulted in the termination of 24 employees, for an aggregate reduction in headcount resulting from the 2010 and 2011 restructuring plans of 410 employees. The restructuring charge taken in 2010 primarily related to termination benefits for the initial reduction in 243 positions in March 2010, while the restructuring charge taken in 2011 related primarily to facility charges in association with the exit and potential sublease of Building 170. In July 2011, we entered into two sublease agreements for Building 170. As a result of these activities, we updated our estimated charge for all of our facilities to better reflect the actual sublease terms. As a result of this revision, we recorded a reduction to our restructuring liability of $1.7 million during the period ended June 30, 2011, offset by additional employee related termination benefits. As a result of our 2010 and 2011 restructuring plans, we expect to incur additional restructuring charges, primarily related to facility costs, through the end of 2017.

Total Other Income (Expense), Net

Total other income (expense), net as compared to the prior year period, was as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total other income (expense), net	$(3.0)	$3.0	$(6.7)	$7.2
Dollar change	$(6.0)		$(13.9)
Percentage change	Not meaningful		Not meaningful

Total other income (expense), net consists primarily of interest income earned on our marketable securities and gains on sales of businesses, offset by interest expense incurred on our notes payable, bank obligations, capital lease obligations, convertible notes and loans and our credit facility. The change in total other income for the three and six months ended June 30, 2011, as compared to the comparable periods in 2010, was primarily due to the recording of gains relating to the sale of our plant trait business and the sale of our cell factory business in 2010. In addition, we had increased interest expense in 2011 as a result of our entry into a note purchase agreement with Deerfield in June 2010 and a $1.0 million gain on the sale of XL647 materials in 2011.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the six months ended June 30, 2011 and 2010, respectively (dollar amounts presented in thousands):

	Six Months Ended June 30,
	2011	2010
Consolidated net loss	$(48,464)	$(65,862)
Adjustments to reconcile net loss to net cash provided by operating activities	16,472	13,491
Changes in operating assets and liabilities	(54,800)	(26,104)

Net cash used in operating activities	(86,792)	(78,475)
Net cash used in investing activities	(121,397)	(10,771)
Net cash provided by financing activities	186,029	159,653

Net (decrease) increase in cash and cash equivalents	(22,160)	70,407
Cash and cash equivalents, at beginning of period	97,440	86,796

Cash and cash equivalents, at end of period	$75,280	$157,203

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators and banks, debt-financing arrangements and equipment financing facilities. We have also financed certain of our research and development activities under our agreements with various collaborators. As of June 30, 2011, we had $353.6 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $4.2 million and approximately $95.0 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank pursuant to covenants in our loan and security agreement with Silicon Valley Bank.

Operating Activities

Our operating activities used cash of $86.8 million for the six months ended June 30, 2011, compared to cash used of $78.5 million for the comparable period in 2010. Cash used by operating activities for the 2011 period related primarily to our net loss of $48.5 million, in addition to a $50.5 million reduction in deferred revenue and a decrease in our restructuring liability of $4.2 million as we made severance payments relating to our 2010 and 2011 restructuring activities. These increases in cash used were partially offset by non-cash charges totaling $16.5 million relating to stock-based compensation, depreciation and amortization, accretion of implied interest under our 2010 note purchase agreement with Deerfield, impairment of assets due to our 2010 and 2011 restructuring plans, and other non-cash changes.

Cash used by operating activities for the 2010 period related primarily to our net loss attributable to Exelixis, Inc. of $65.9 million, in addition to a $35.3 million reduction in deferred revenue and a gain on the sale of our plant trait and cell factory businesses of $7.8 million. These increases in cash used were partially offset by non-cash charges totaling $19.6 million relating to stock-based compensation, depreciation and amortization, and asset impairment as a result of our March 2010 restructuring and a related restructuring charge of $11.1 million relating to Building 249.

Investing Activities

Our investing activities used cash of $121.4 million for the six months ended June 30, 2011, compared to cash used of $10.8 million for the comparable period in 2010. Cash used by investing activities for the 2011 period was primarily driven by the purchase of $189.4 million of marketable securities. This use of cash was partially offset by proceeds from the maturity of marketable securities of $66.4 million and a decrease in restricted cash of $2.2 million.

Cash used by investing activities for the 2010 period was primarily driven by the purchase of $103.6 million of marketable securities and certificates of deposit, partially offset by proceeds from the maturity of marketable securities of $72.0 million in addition to the sale of investments prior to maturity of $12.8 million and an additional gain of $8.6 million associated with our 2007 sale of our plant trait business and the sale of our cell factory business in 2010. The proceeds provided by the sale and maturity of our investments were used to fund our operations.

Financing Activities

Our financing activities provided cash of $186.0 million for the six months ended June 30, 2011, compared to cash provided of $159.7 million for the comparable period in 2010. Cash provided by our financing activities for the 2011 period was due to proceeds from the issuance of 17.3 million shares of common stock for net proceeds of $179.4 million, proceeds from the exercise of stock options of $7.6 million and $2.6 million from our Silicon Valley Bank loan agreement. These increases were partially offset by cash used for principal payments on notes payable and bank obligations of $4.6 million. Cash provided by our financing activities for the 2010 period was primarily due to our loan agreements with Silicon Valley Bank and Deerfield for proceeds of $162.5 million as well as proceeds from employee option exercises of $2.1 million offset by principal payments on notes payable and bank obligations of $6.0 million.

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

Cash Requirements

We have incurred net losses since inception, including a net loss of $21.0 million and $48.5 million for three and six months ended June 30, 2011, respectively. While we expect to be in a net income position for 2011, as a result of the acceleration of deferred revenue under our terminated collaboration with Bristol Myers-Squibb for XL281, we anticipate negative operating cash flow for the foreseeable future. As of June 30, 2011, we had $353.6 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $4.2 million and approximately $95.0 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, marketable securities, long-term investments and funding that we expect to receive from existing collaborators will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

the cabozantinib development program—We are focusing our resources and development efforts on cabozantinib, our most advanced compound, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer and ovarian cancer, based on encouraging interim data that has emerged from the RDT. Data from the RDT were released at the ASCO Annual Meeting in June 2010 and demonstrated broad activity for cabozantinib across multiple tumor types, in particular, metastatic castration-resistant prostate, ovarian, non-small cell lung and hepatocellular cancers. Updated interim data presented at the 2010 EORTC Symposium, at the ASCO 2011 Genitourinary Cancers Symposium in February 2011, and at the 2011 ASCO Annual Meeting in June 2011, suggest that cabozantinib has a novel and differentiated clinical profile in metastatic castration-resistant prostate cancer and other solid tumors. The data presented indicate that cabozantinib has shown novel activity against bone and soft tissue lesions in metastatic castration-resistant prostate cancer. In addition, we have observed resolution of metastatic bone lesions on bone scan in patients with metastatic breast cancer, renal cell carcinoma, thyroid cancer and melanoma. It will be a priority for us to generate additional data in the various other cohorts of the RDT, including ovarian cancer, melanoma, breast cancer, non-small cell lung cancer and hepatocellular cancer, to support further prioritization of our clinical and commercial options. Objective tumor responses have been observed in patients with cabozantinib in 12 of 13 unique tumor types investigated to date, reflecting the broad potential clinical activity and commercial opportunity with this new agent. We also are focusing our efforts on EXAM, our ongoing phase 3 clinical trial of cabozantinib as a potential treatment for medullary thyroid cancer. In addition, we are conducting ongoing exploratory clinical trials for cabozantinib in other tumor types, including renal cell carcinoma. Our development plan for cabozantinib is dependent on the extent of our available financial resources. There can be no assurance that we will have sufficient financial resources independently or through other arrangements to fund a broad development plan for cabozantinib. If adequate funds are not available, we may be required to delay, discontinue or elect not to pursue one or more trials for cabozantinib;

•

repayment of our loan from GlaxoSmithKline—In October 2002, we entered into a collaboration agreement with GlaxoSmithKline. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. On October 27, 2010, we paid approximately $37.0 million in cash to GlaxoSmithKline as the second of three installments of principal and accrued interest due under the loan agreement. As of June 30, 2011, the aggregate principal and interest outstanding under the loan was $36.5 million. The final installment of principal and accrued interest under the loan is due on October 27, 2011. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be made in the form of our common stock at fair market value, subject to certain conditions, or cash. In the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. However, there can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock;

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

We may need to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. As described below, the terms of our debt owed to GlaxoSmithKline, Deerfield and Silicon Valley Bank each contain covenants requiring us to maintain specified cash balances or levels of working capital:

•

GlaxoSmithKline—Our loan and security agreement with GlaxoSmithKline contains financial covenants pursuant to which our “working capital” (the amount by which our current assets exceed our current liabilities as defined by the agreement, which excludes restricted cash and deferred revenue) must not be less than $25.0 million and our “cash and investments” (total cash, cash equivalents and investments as defined by the agreement, which excludes restricted cash) must not be less than $50.0 million. As of June 30, 2011, our “working capital” was $189.8 million and our “cash and investments” were $349.4 million. If we default on the financial covenants under the loan and security agreement, GlaxoSmithKline may, among other remedies, declare immediately due and payable all obligations under the loan and security agreement. Outstanding borrowings and accrued interest under the loan and security agreement totaled $36.5 million at June 30, 2011. The final installment of principal and accrued interest under the loan is due on October 27, 2011.

•

Deerfield—Our note purchase agreement with Deerfield contains an event of default that would be triggered if our “cash and cash equivalents” fall below $10.0 million as of December 30, 2011, subject to a cure period. Upon such an event of default, Deerfield may declare all or a portion of the Put Price to be immediately due and payable. “Cash and cash equivalents” for purposes of our note purchase agreement includes our total cash, cash equivalents and short-term and long-term marketable securities. As of June 30, 2011, our “cash and cash equivalents” were $353.6 million.

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

Our market risks at June 30, 2011 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 22, 2011. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of June 30, 2011 and December 31, 2010. As of June 30, 2011 and December 31, 2010, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $8.3 million and $9.7 million, respectively.

In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. Most of our foreign expenses incurred are associated with establishing and conducting clinical trials for cabozantinib and various other compounds in our pipeline at sites outside of the United States. Our agreements with the foreign sites that conduct such clinical trials generally provide that payments for the services provided will be calculated in the currency of that country, and converted into U.S. dollars using various exchange rates based upon when services are rendered or the timing of invoices. When the U.S. dollar weakens against foreign currencies, the U.S. dollar value of the foreign-currency denominated expense increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated expense decreases. As of June 30, 2011 and December 31, 2010, approximately $3.2 million and $3.1 million, respectively, of our clinical accrual balance related to foreign currencies. As of June 30, 2011 and December 31, 2010, an adverse change of one percentage point in the in foreign currency exchange rates would have resulted in a net loss of $32 thousand and $31 thousand, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended or the Exchange Act) required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

As of June 30, 2011, we had $353.6 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $4.2 million and approximately $95.0 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, marketable securities, long-term investments and funding that we expect to receive from existing collaborators will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

the cabozantinib development program—We are focusing our resources and development efforts on cabozantinib, our most advanced compound, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer and ovarian cancer, based on encouraging interim data that has emerged from the RDT. Data from the RDT were released at the ASCO Annual Meeting in June 2010 and demonstrated broad activity for cabozantinib across multiple tumor types, in particular, metastatic castration-resistant prostate, ovarian, non-small cell lung and hepatocellular cancers. Updated interim data presented at the 2010 EORTC Symposium, at the ASCO 2011 Genitourinary Cancers Symposium in February 2011, and at the 2011 ASCO Annual Meeting in June 2011, suggest that cabozantinib has a novel and differentiated clinical profile in metastatic castration-resistant prostate cancer and other solid tumors. The data presented indicate that cabozantinib has shown novel activity against bone and soft tissue lesions in metastatic castration-resistant prostate cancer. In addition, we have observed resolution of metastatic bone lesions on bone scan in patients with metastatic breast cancer, renal cell carcinoma, thyroid cancer and melanoma. It will be a priority for us to generate additional data in the various other cohorts of the RDT, including ovarian cancer, melanoma, breast cancer, non-small cell lung cancer and hepatocellular cancer, to support further prioritization of our clinical and commercial options. Objective tumor responses have been observed in patients with cabozantinib in 12 of 13 unique tumor types investigated to date, reflecting the broad potential clinical activity and commercial opportunity with this new agent. We also are focusing our efforts on EXAM, our ongoing phase 3 clinical trial of cabozantinib as a potential treatment for medullary thyroid cancer. In addition, we are conducting ongoing exploratory clinical trials for cabozantinib in other tumor types, including renal cell carcinoma. Our development plan for cabozantinib is dependent on the extent of our available financial resources. There can be no assurance that we will have sufficient financial resources independently or through other arrangements to fund a broad development plan for cabozantinib. If adequate funds are not available, we may be required to delay, discontinue or elect not to pursue one or more trials for cabozantinib;

•

repayment of our loan from GlaxoSmithKline—In October 2002, we entered into a collaboration agreement with GlaxoSmithKline. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and is secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. On October 27, 2010, we paid approximately $37.0 million in cash to GlaxoSmithKline as the second of three installments of principal and accrued interest due under the loan agreement. As of June 30, 2011, the aggregate principal and interest outstanding under the loan was $36.5 million. The final installment of principal and accrued interest under the loan is due on October 27, 2011. Repayment of all or any of the amounts advanced to us under the loan agreement may, at our election, be made in the form of our common stock at fair market value, subject to certain conditions, or cash. In the event the market price for our common stock is depressed, we may not be able to repay the loan in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to repay the loan may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. However, there can be no assurance that we will have sufficient funds to repay amounts outstanding under the loan when due or that we will satisfy the conditions to our ability to repay the loan in shares of our common stock;

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

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*

We have incurred net losses since inception, including a net loss of $21.0 million and $48.5 million for the three and six months ended June 30, 2011, respectively. As of that date, we had an accumulated deficit of $1,230.5 million. While we expect to be in a net income position for 2011, as a result of the acceleration of deferred revenue under our terminated collaboration with Bristol Myers-Squibb for XL281, we anticipate negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of cabozantinib or any other product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, research funding, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. If research funding we receive from collaborators decreases, we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund the development of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since June 30, 2011, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.

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

We have limited experience in conducting clinical trials and may not be able to rapidly or effectively continue the further development of cabozantinib or meet current or future requirements of the United States Food and Drug Administration, or FDA, including those identified based on our discussions with the FDA. Our planned clinical trials may not begin on time, or at all, may not be completed on schedule, or at all, may not be sufficient for registration of cabozantinib or may not result in an approvable product.

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

We do not have the manufacturing capabilities or experience necessary to enable us to produce materials for our clinical trials. We rely on collaborators and third-party contractors to produce cabozantinib for clinical testing. These suppliers must comply with applicable regulatory requirements, including the FDA’s current good manufacturing processes, or GMP. Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our future profit margins and our ability to develop and commercialize cabozantinib on a timely and competitive basis. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality or in the quantity required to meet our development timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our clinical trials may be delayed. Delays in preclinical or clinical testing could delay the initiation of clinical trials.

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

We have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb, sanofi-aventis, Genentech, GlaxoSmithKline and Daiichi Sankyo, for the development and ultimate commercialization of a significant number of compounds generated from our research and development efforts. We continue to pursue collaborations for selected unpartnered preclinical and clinical programs and compounds. Our dependence on our relationships with existing collaborators for the development and commercialization of our compounds subjects us to, and our dependence on future collaborators for development and commercialization of additional compounds will subject us to, a number of risks, including:

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

•

collaborations may be terminated (as occurred with respect to cabozantinib and XL281, that were previously subject to our 2008 collaboration with Bristol-Myers Squibb) or allowed to expire, which would delay the development and may increase the cost of developing our drug candidates.

If any of these risks materialize, our product development efforts could be delayed and otherwise adversely affected, which could adversely impact our business, operating results and financial condition.

If we are unable to continue current collaborations and achieve milestones or royalties, our revenues would suffer.*

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

If any of these agreements is terminated early (as occurred with respect to cabozantinib and XL281, which were previously subject to our 2008 collaboration with Bristol-Myers Squibb), whether unilaterally or by mutual agreement, our revenues could suffer. Most of our collaboration agreements contain early termination provisions. In addition, from time to time we review and assess certain aspects of our collaborations, partnerships and agreements and may amend or terminate, either by mutual agreement or pursuant to any applicable early termination provisions, such collaborations, partnerships or agreements if we deem them to be no longer in our economic or strategic interests. We may not be able to enter into new collaboration agreements on similar or superior financial terms to offset the loss of revenues from the termination or expiration of any of our existing or recently terminated arrangements.

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

Cabozantinib, as well as the activities associated with the research, development and commercialization of the product candidate, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for cabozantinib would prevent us from commercializing this product candidate. We have not received regulatory approval to market cabozantinib in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Before a new drug application, or NDA, can be submitted to the FDA, the product candidate must undergo extensive clinical trials, which can take many years and requires substantial expenditures. Any clinical trial may fail to produce results satisfactory to the FDA. For example, the FDA could determine that the design of a clinical trial is inadequate to produce reliable results. The regulatory process also requires preclinical testing, and data obtained from preclinical and clinical activities are susceptible to varying interpretations. The FDA has substantial discretion in the approval process and may refuse to approve any NDA or decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. For example, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of cabozantinib.

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

Our competitors may develop products and technologies that make cabozantinib obsolete.*

The biotechnology industry is highly fragmented and is characterized by rapid technological change. In particular, the area of kinase-targeted therapies is a rapidly evolving and competitive field. We face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. In addition, significant delays in the development of cabozantinib could allow our competitors to bring products to market before us, which would impair our ability to commercialize cabozantinib. Our future success will depend upon our ability to maintain a competitive position with respect to technological advances. Any products that are developed through our technologies will compete in highly competitive markets. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive. There may also be drug candidates of which we are not aware at an earlier stage of development that may compete with cabozantinib. In addition, if cabozantinib is successfully developed, it may compete with existing therapies that have long histories of use, such as chemotherapy and radiation treatments in cancer indications. Examples of potential competition for cabozantinib include: AstraZeneca’s development-stage RET, VEGFR and EGFR inhibitor, vandetanib; Algeta’s development-stage alpha-pharmaceutical, Alpharadin (Radium-223); other VEGF pathway inhibitors, including Genentech’s bevacizumab; and other MET inhibitors, including Pfizer’s crizotinib, ArQule’s ARQ197, GlaxoSmithKline’s foretinib (XL880) and Genentech’s Met MAb.

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

On April 25, 2011, we issued an aggregate of 47,101 shares of common stock pursuant to cashless exercises of warrants issued to an accredited investor transferee that were originally issued to Symphony Evolution Holdings LLC in June 2006 and June 2009 in connection with a clinical development financing arrangement. The warrants issued in June 2006 were exercisable for an aggregate of 68,720 shares of common stock and had an exercise price of $8.90 per share. The number of shares issued upon exercise of the June 2006 warrants was reduced by an aggregate of 49,262 shares to effect the cashless exercise of such warrants in accordance with their terms. The warrants issued in June 2009 were exercisable for an aggregate of 58,785 shares of common stock and had an exercise price of $6.05 per share. The number of shares issued upon exercise of the June 2009 warrants was reduced by an aggregate of 31,142 shares to effect the cashless exercise of such warrants in accordance with their terms.

On May 12, 2011, we issued an aggregate of 68,217 shares of common stock pursuant to cashless exercises of warrants issued to an accredited investor transferee that were originally issued to Symphony Evolution Holdings LLC in June 2006 in connection with a clinical development financing arrangement. The warrants were exercisable for an aggregate of 294,101 shares of common stock and had an exercise price of $8.90 per share. The number of shares issued upon exercise was reduced by an aggregate of 225,884 shares to effect the cashless exercise of such warrants in accordance with their terms.

On May 13, 2011, we issued an aggregate of 40,906 shares of common stock pursuant to cashless exercises of warrants issued to an accredited investor transferee that were originally issued to Symphony Evolution Holdings LLC in June 2006 in connection with a clinical development financing arrangement. The warrants were exercisable for an aggregate of 176,356 shares of common stock and had an exercise price of $8.90 per share. The number of shares issued upon exercise was reduced by an aggregate of 135,450 shares to effect the cashless exercise of such warrants in accordance with their terms.

On May 27, 2011, we issued an aggregate of 3,361 shares of common stock pursuant to cashless exercises of warrants issued to an accredited investor transferee that were originally issued to Symphony Evolution Holdings LLC in June 2006 in connection with a clinical development financing arrangement. The warrants were exercisable for an aggregate of 15,009 shares of common stock and had an exercise price of $8.90 per share. The number of shares issued upon exercise was reduced by an aggregate of 11,648 shares to effect the cashless exercise of such warrants in accordance with their terms.

On June 30, 2011, we issued an aggregate of 36,848 shares of common stock pursuant to cashless exercises of warrants issued to an accredited investor transferee that were originally issued to Symphony Evolution Holdings LLC in June 2006 in connection with a clinical development financing arrangement. The warrants were exercisable for an aggregate of 176,356 shares of common stock and had an exercise price of $8.90 per share. The number of shares issued upon exercise was reduced by an aggregate of 139,508 shares to effect the cashless exercise of such warrants in accordance with their terms.

All of the shares of common stock identified above were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, afforded by Section 3(a)(9) of the Securities Act. We received no cash proceeds from such issuances of common stock.

ITEM 6.	EXHIBITS

(a) Exhibits

The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2011	EXELIXIS, INC.

/s/ Frank Karbe
Frank Karbe Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
2.2*	Share Sale and Transfer Agreement, dated November 20, 2007, by and between Taconic Farms, Inc. and Exelixis, Inc.	10-K	000-30235	2.3	2/25/2008

3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010

3.3	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	10/4/2007

4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	2/7/2000

4.2	Form of Warrant, dated June 13, 2006, to purchase 750,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	8-K	000-30235	4.1	6/15/2006

4.3	Form of Warrant, dated June 10, 2009, to purchase 500,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	10-Q, as amended	000-30235	4.4	7/30/2009

4.4*	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC.	10-Q	000-30235	10.8	8/9/2005

4.5*	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued or issuable to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited	8-K	000-30235	4.9	6/9/2008

4.6	Form of Common Stock Agreement and Warrant Certificate	S-3, as amended	333-158792	4.17	4/24/2009

4.7	Form of Preferred Stock Agreement and Warrant Certificate	S-3, as amended	333-158792	4.18	4/24/2009

4.8	Form of Debt Securities Warrant Agreement and Warrant Certificate	S-3, as amended	333-158792	4.19	4/24/2009

4.9	Form of Senior Debt Indenture	S-3, as amended	333-158792	4.13	5/28/2009

4.10	Form of Subordinated Debt Indenture	S-3, as amended	333-158792	4.14	5/28/2009

4.11	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design International, L.P.	10-Q	000-30235	10.1 (Exhibit A-1)	8/5/2010

4.12	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design Fund, L.P.	10-Q	000-30235	10.1 (Exhibit A-2)	8/5/2010

10.1†	Exelixis, Inc. 2000 Non-Employee Directors’ Plan.					X

10.2†	Exelixis, Inc. 2011 Equity Incentive Plan	8-K	000-30235	10.1	5/24/2011

10.3†	Form of Stock Option Agreement under the Exelixis, Inc. 2011 Equity Incentive Plan					X

10.4†	Form of Restricted Stock Unit Agreement under the Exelixis, Inc. 2011 Equity Incentive Plan					X

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
10.5**	Amended and Restated Collaboration Agreement, dated April 15, 2011, by and between Exelixis, Inc. Exelixis Patent Company, LLC and Bristol-Myers Squibb Company (amending and restating the Collaboration Agreement, dated December 15, 2006, by and between Exelixis, Inc. and Bristol-Myers Squibb Company).					X

10.6**	Amended and Restated Collaboration Agreement, dated April 15, 2011, by and between Exelixis, Inc. Exelixis Patent Company, LLC and Bristol-Myers Squibb Company (amending and restating the Collaboration Agreement, dated December 11, 2008, by and between Exelixis, Inc. and Bristol-Myers Squibb Company).					X

10.7**	Amended and Restated License Agreement, dated April 15, 2011, by and between Exelixis, Inc. Exelixis Patent Company, LLC and Bristol-Myers Squibb Company (amending and restating the License Agreement, dated October 8, 2006, by and between Exelixis, Inc. and Bristol-Myers Squibb Company).					X

10.8**	Amended and Restated Collaboration Agreement, dated April 15, 2011, by and between Exelixis, Inc. Exelixis Patent Company, LLC and Bristol-Myers Squibb Company (amending and restating the Collaboration Agreement, dated October 8, 2010, by and between Exelixis, Inc. and Bristol-Myers Squibb Company).					X

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1‡	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).					X

101.INS#	XBRL Instance Document					X

101.SCH#	XBRL Taxonomy Extension Schema Document					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Management contract or compensatory plan.
*	Confidential treatment granted for certain portions of this exhibit.
**	Confidential treatment requested for certain portions of this exhibit.
‡	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
#	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.