Form 10-Q
period 2011-09-30
EXELIXIS INC
filed 2011-10-27
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 21, 2011, there were 129,685,614 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

INDEX

Part I. Financial Information		3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets – September 30, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Operations – Three Months and Nine Months Ended September 30, 2011 and 2010	4

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Part II. Other Information		32

Item 1A.	Risk Factors	32

Item 6.	Exhibits	47

SIGNATURES		48

EXHIBITS

	Exhibit 10.1

	Exhibit 10.2

	Exhibit 10.3

	Exhibit 10.4

	Exhibit 10.5

	Exhibit 10.6

	Exhibit 10.7

	Exhibit 10.8

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2011	December 31, 2010 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,211	$97,440
Marketable securities	156,947	65,224
Other receivables	4,654	5,896
Prepaid expenses and other current assets	17,062	14,926

Total current assets	244,874	183,486
Restricted cash and investments	4,199	6,399
Long-term investments	85,787	87,314
Property and equipment, net	10,196	15,811
Goodwill	63,684	63,684
Other assets	2,896	4,096

Total assets	$411,636	$360,790

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,390	$2,046
Accrued compensation and benefits	8,835	6,555
Accrued clinical trial liabilities	24,957	30,975
Other accrued liabilities	15,195	15,026
Current portion of notes payable and bank obligations	5,974	8,848
Current portion of convertible loans	28,900	28,900
Current portion of restructuring	2,725	7,294
Deferred revenue	76,639	100,297

Total current liabilities	166,615	199,941
Long-term portion of notes payable and bank obligations	85,787	87,314
Long-term portion of convertible loans	89,295	83,396
Long-term portion of restructuring	7,670	6,987
Other long-term liabilities	8,247	9,005
Deferred revenue	50,968	202,472

Total liabilities	408,582	589,115

Commitments
Stockholders’ equity (deficit):
Common stock	129	109
Additional paid-in-capital	1,155,827	953,608
Accumulated other comprehensive income	(249)	12
Accumulated deficit	(1,152,653)	(1,182,054)

Total stockholders’ equity (deficit)	3,054	(228,325)

Total liabilities and stockholders’ equity (deficit)	$411,636	$360,790

(1)	The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Contract	$5,024	$11,865	$25,761	$43,915
License	122,703	24,542	167,984	73,648
Collaboration reimbursements	545	18,067	2,583	26,706

Total revenues	128,272	54,474	196,328	144,269

Operating expenses:
Research and development	37,465	49,388	126,058	168,375
General and administrative	8,171	8,952	26,119	27,358
Restructuring charge	2,937	339	6,190	25,823

Total operating expenses	48,573	58,679	158,367	221,556

Gain (loss) from operations	79,699	(4,205)	37,961	(77,287)
Other income (expense):
Interest income (loss) and other, net	98	(376)	1,479	331
Interest expense	(4,142)	(4,094)	(12,249)	(5,378)
Gain on sale of business	2,210	—	2,210	7,797

Total other income (expense), net	(1,834)	(4,470)	(8,560)	2,750

Consolidated income (loss) before taxes	77,865	(8,675)	29,401	(74,537)
Income tax benefit (provision)	—	72	—	72

Net income (loss)	$77,865	$(8,603)	$29,401	$(74,465)

Net income (loss) per share, basic	$0.60	$(0.08)	$0.24	$(0.69)

Net income (loss) per share, diluted	$0.59	$(0.08)	$0.23	$(0.69)

Shares used in computing basic income (loss) per share amounts	129,145	108,667	123,426	108,373

Shares used in computing diluted income (loss) per share amounts	131,344	108,667	129,430	108,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Consolidated net income (loss)	$29,401	$(74,465)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,035	8,276
Stock-based compensation expense	9,409	16,744
Impairment of assets due to restructuring	379	2,481
Gain on sale of business	(2,210)	(7,797)
Accretion of debt discount	5,900	1,661
Other	3,637	2,415
Changes in assets and liabilities:
Other receivables	1,242	4,558
Prepaid expenses and other current assets	(1,522)	(2,957)
Other assets	701	(1,720)
Accounts payable and other accrued expenses	(2,225)	(1,210)
Restructuring liability	(3,886)	9,169
Other long-term liabilities	(758)	(1,256)
Deferred revenue	(175,162)	(78,201)

Net cash used in operating activities	(130,059)	(122,302)

Cash flows from investing activities:
Purchases of property and equipment	(712)	(1,481)
Proceeds from sale of property and equipment	—	179
Proceeds on sale of business	3,010	8,600
Decrease in restricted cash and investments	2,200	45
Proceeds from maturities of marketable securities	117,244	95,100
Proceeds from sale of marketable securities	—	12,780
Purchases of marketable securities	(210,580)	(141,186)

Net cash used in investing activities	(88,838)	(25,963)

Cash flows from financing activities:
Proceeds from issuance of common stock	179,377	—
Proceeds from exercise of stock options and warrants	11,705	1,054
Proceeds from employee stock purchase plan	987	2,122
Proceeds from note payable and bank obligations	2,589	162,508
Principal payments on notes payable and bank obligations	(6,990)	(8,873)

Net cash provided by financing activities	187,668	156,811

Net (decrease) increase in cash and cash equivalents	(31,229)	8,546
Cash and cash equivalents, at beginning of period	97,440	86,796

Cash and cash equivalents, at end of period	$66,211	$95,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

NOTE 1. Organization and Summary of Significant Accounting Policies

Organization

Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biotechnology company committed to developing small molecule therapies for the treatment of cancer. We are focusing our proprietary resources and development efforts exclusively on cabozantinib (XL184), our most advanced compound, in order to maximize the therapeutic and commercial potential of this compound. We believe cabozantinib has the potential to be a high-quality, broadly-active, differentiated pharmaceutical product that can make a meaningful difference in the lives of patients. Cabozantinib inhibits MET, VEGFR2 and RET, proteins that are key drivers of tumor growth, vascularization and/or metastasis. Cabozantinib is being evaluated in a broad development program encompassing multiple cancer indications. We have also developed a portfolio of other novel compounds that we believe have the potential to address serious unmet medical needs, many of which are being advanced by partners as part of collaborations.

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

Exelixis has adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st of each year. Fiscal year 2010, a 52-week year, ended on December 31, 2010, and fiscal year 2011, a 52-week year, will end on December 30, 2011. For convenience, references in these Condensed Consolidated Financial Statements and Notes as of and for the fiscal quarters ended October 1, 2010 and September 30, 2011 are indicated as ended September 30, 2010 and 2011, respectively.

Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2011 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on February 22, 2011.

Basis of Consolidation

The consolidated financial statements include the accounts of Exelixis and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements is in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, long-lived assets, derivative instruments, accrued liabilities, and share-based compensation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

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

All of our marketable securities are subject to quarterly reviews for impairment that is deemed to be other-than-temporary. An investment is considered other-than-temporarily impaired when its fair value is below its amortized cost and (1) we intend to sell the security; (2) it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis or (3) the present value of expected cash flows from the investment is not expected to recover the entire amortized cost basis.

The following summarizes available-for-sale securities included in cash and cash equivalents and restricted cash and investments as of September 30, 2011 (in thousands):

	000000000	000000000	000000000	000000000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$96,475	$—	$—	$96,475
Commercial paper	23,873	1	—	23,874
Corporate bonds	120,999	12	(257)	120,754
U.S. Government sponsored enterprises	33,702	1	(3)	33,700
Municipal bonds	38,344	2	(5)	38,341

Total	$313,393	$16	$(265)	$313,144

	000000000	000000000	000000000	000000000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash and cash equivalents	$66,211	$—	$—	$66,211
Marketable securities	157,196	16	(265)	156,947
Restricted cash and investments	4,199	—	—	4,199
Long-term investments	85,787	—	—	85,787

Total	$313,393	$16	$(265)	$313,144

As of September 30, 2011, all securities that were in an unrealized loss position have been so for less than one year and the unrealized losses were not attributed to credit risk. Based on the scheduled maturities of our marketable securities, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.

The following summarizes available-for-sale securities included in cash and cash equivalents and restricted cash and investments as of December 31, 2010 (in thousands):

	000000000	000000000	000000000	000000000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$171,048	$—	$—	$171,048
Commercial paper	19,283	—	—	19,283
Corporate bonds	36,869	18	(10)	36,877
U.S. Government sponsored enterprises	18,811	5	—	18,816
Municipal bonds	10,913	—	(1)	10,912

Total	$256,924	$23	$(11)	$256,936

	000000000	000000000	000000000	000000000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash and cash equivalents	$98,001	$—	$(2)	$97,999
Marketable securities	65,210	23	(9)	65,224
Restricted cash and investments	6,399	—	—	6,399
Long-term investments	87,314	—	—	87,314

Total	$256,924	$23	$(11)	$256,936

The following summarizes available-for-sale securities included in cash and cash equivalents and restricted cash and investments as of September 30, 2011 by contractual maturity (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mature in less than one year	$297,888	$16	$(222)	$297,682
Mature in one to two years	15,505	—	(43)	15,462

Total	$313,393	$16	$(265)	$313,144

As of December 31, 2010, all of our available-for-sale-securities matured in less than one year.

Foreign Currency Forward Contract

We have entered into foreign currency forward contracts to reduce our net exposure to Eurodollar currency fluctuations. On March 30, 2011, we entered into a new foreign contract for a notional amount of $7.0 million that will expire in December 2011. The fair value of the foreign currency contract is estimated based on pricing models using readily observable inputs from actively quoted markets. As of September 30, 2011 and December 31, 2010, the fair values of the foreign currency forward contracts held were at losses of approximately $0.3 million and $0.2 million, respectively. The net unrealized gain or loss on our foreign currency forward contracts, neither of which has been designated as a hedge, is recorded in our Consolidated Statements of Operations as Interest income and other, net.

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

Level 3—unobservable inputs.

Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of September 30, 2011 and December 31, 2010, respectively (in thousands):

As of September 30, 2011:

	Level 1	Level 2	Level 3	Total
Money market funds	$96,475	$—	$—	$96,475
Commercial paper	—	23,874	—	23,874
Corporate bonds	—	120,754	—	120,754
U.S. Government sponsored agencies	—	33,700	—	33,700
Municipal bonds and variable rate demand notes	—	38,341	—	38,341
Foreign currency forward contract	—	514	—	514

Total	$96,475	$217,183	$—	$313,658

As of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Money market funds	$171,048	$—	$—	$171,048
Commercial paper	—	19,283	—	19,283
Corporate bonds	—	36,877	—	36,877
U.S. Government sponsored enterprises	—	18,816	—	18,816
Municipal bonds and variable rate demand notes	—	10,912	—	10,912
Foreign currency forward contract	—	(156)	—	(156)

Total	$171,048	$85,732	$—	$256,780

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

	September 30, 2011	December 31, 2010
GlaxoSmithKline loan	$28,672	$26,693
Equipment lines of credit	11,708	16,064
Silicon Valley Bank loan	77,480	77,480

Total	$117,860	$120,237

At September 30, 2011 and December 31, 2010, the book value of our debt outstanding, including our 2010 financing with Deerfield, was $210.0 million and $208.5 million, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments or a combination thereof. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

In accordance with the terms of our loan and security agreement with GlaxoSmithKline, we have elected to repay the third and final installment of the loan in stock. The repayment shares are priced at $6.66 per share, resulting in the issuance of 5,537,906 shares of our common stock to GlaxoSmithKline on October 27, 2011, as satisfaction in full of our $36.9 million repayment obligation, including $8.0 million in accrued interest, under the loan and security agreement.

Long-Lived Assets

The carrying value of our long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Long-lived assets include property and equipment and identified intangible assets. In the nine months ended September 30, 2011 and September 30, 2010, we wrote down property and equipment in the amount of approximately $0.3 million and $2.5 million, respectively, in connection with our 2010 and 2011 restructuring plans. These amounts exclude the impact of any auction proceeds received relating to the sale of these impaired assets. See Note 5 for further information on the restructuring plans.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share gives effect to potential incremental common shares issuable upon the exercise of stock options and warrants and shares issuable pursuant to restricted stock units (“RSUs”) (calculated based on the treasury stock method), and upon conversion of our convertible debt (calculated using an as-if-converted method).

The following table sets forth a reconciliation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$77,865	$(8,603)	$29,401	$(74,465)

Denominator:
Shares used in computing basic income (loss) per share amounts	129,145	108,667	123,426	108,373

Add effect of dilutive securities:	—	—	—	—
Shares issuable upon conversion of our GlaxoSmithKline loan	449	—	1,568	—
Shares issuable upon the exercise of outstanding stock options	1,444	—	3,471	—
Shares issuable pursuant to the issuance of vested RSUs	144	—	558	—
Shares issuable pursuant to the exercise of warrants	48	—	281	—
Shares issuable upon the purchase of ESPP	114	—	126	—

Shares used in computing diluted net income (loss) per common share	2,199	—	6,004	—
Shares used in computing diluted income (loss) per share amounts	131,344	108,667	129,430	108,373

Net income (loss) per share, basic	$0.60	$(0.08)	$0.24	$(0.69)

Net income (loss) per share, diluted	$0.59	$(0.08)	$0.23	$(0.69)

For the three and nine months ended September 30, 2011, the total number of antidilutive outstanding common stock equivalents excluded from the net income per share computation was 15.5 million and 7.4 million, respectively. As of September 30, 2010, 47.7 million common stock equivalents were excluded from the total number of dilutive shares because their effect is anti-dilutive.

Collaboration Arrangements

Collaborative agreement reimbursement revenues or collaboration cost-sharing expenses are recorded as earned or owed based on the performance requirements by both parties under the respective contracts. On December 11, 2008, we entered into a worldwide Collaboration Agreement with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”) for the development of cabozantinib and XL281, which was amended and restated by the Amended and Restated Collaboration Agreement dated as of April 15, 2011 by and between us and Bristol-Myers Squibb (as amended and restated, the “2008 Agreement”). However, on June 18, 2010, we regained full rights to develop and commercialize cabozantinib under the 2008 Agreement following receipt of notice from Bristol-Myers Squibb of its decision to terminate the 2008 Agreement, solely as to cabozantinib, on a worldwide basis. Prior to the termination of the 2008 Agreement as to cabozantinib, both parties were actively involved with compound development and certain research and development expenses were partially reimbursable to us on a net basis by compound. On an annual basis, amounts owed by Bristol-Myers Squibb to us, net of amounts reimbursable to Bristol-Myers Squibb by us for the development of cabozantinib and XL281, were recorded as collaboration reimbursement revenues. Conversely, research and development expenses would include the net settlement of amounts we owed Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred in connection with the development of cabozantinib, less amounts reimbursable to us by Bristol-Myers Squibb for the development of both cabozantinib and XL281. On July 8, 2011, we received written notification from Bristol-Myers Squibb of its decision to terminate the 2008 Agreement in its entirety. Due to this termination, which became effective on October 8, 2011, for the period ended September 30, 2011, reimbursement payments were presented as collaboration reimbursement revenues and will continue to be presented as such through the period ending December 31, 2011, at which point we do not expect to record any further collaboration cost-sharing expense or collaboration reimbursement revenues under our current collaborations. See Note 4 for further information on our 2008 cancer collaboration with Bristol-Myers Squibb.

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

NOTE 2. Comprehensive Income (Loss)

Comprehensive income (loss) represents consolidated net income (loss) plus any unrealized gains and losses on available-for-sale securities not reflected in our Consolidated Statements of Operations. Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated net income (loss)	$77,865	$(8,603)	$29,401	$(74,465)
Unrealized losses on available-for-sale securities, net of taxes	(236)	—	(261)	(138)

Comprehensive income (loss)	$77,629	$(8,603)	$29,140	$(74,603)

NOTE 3. Stock-Based Compensation

We recorded and allocated employee stock-based compensation expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development expense	$1,378	$2,477	$4,557	$9,148
General and administrative expense	1,401	2,956	4,102	6,546
Restructuring-related stock-based compensation expense	176	—	625	961

Total employee stock-based compensation expense	$2,955	$5,433	$9,284	$16,655

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

	Stock Options Three Months Ended September 30,		ESPP Three Months Ended September 30,
	2011	2010 (1)	2011	2010
Weighted average fair value of awards	$3.28	$ N/A	$4.24	$2.08
Risk-free interest rate	0.97%	N/A	0.10%	0.25%
Dividend yield	0%	N/A	0%	0%
Volatility	70%	N/A	70%	75%
Expected life	5.4 years	N/A	0.5 years	0.5 years

(1) There were no options granted during the three months ended September 30, 2010.

	Stock Options Nine Months Ended September 30,		ESPP Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average fair value of awards	$3.52	$3.60	$3.05	$1.99
Risk-free interest rate	1.05%	2.25%	0.13%	0.20%
Dividend yield	0%	0%	0%	0%
Volatility	70%	70%	68. %	66. %
Expected life	5.5 years	5.2 years	0.5 years	0.5 years

A summary of all stock option activity for the nine months ended September 30, 2011 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	19,630,030	$7.52
Granted	2,268,701	5.91
Exercised	(2,028,647)	5.77
Cancelled	(1,889,114)	8.71

Options outstanding at September 30, 2011	17,980,970	$7.38	4.95 years	$1,111,592

Exercisable at September 30, 2011	13,660,215	$7.80	4.28 years	$795,535

As of September 30, 2011, $12.1 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 2.77 years.

A summary of all RSU activity for the nine months ended September 30, 2011 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
RSUs outstanding at December 31, 2010	2,172,431	$7.31
Awarded	354,270	6.17
Released	(574,670)	7.44
Forfeited	(462,007)	7.46

RSUs outstanding at September 30, 2011	1,490,024	$6.95	1.59 years	$8,135,531

As of September 30, 2011, $7.2 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 2.85 years.

NOTE 4. Collaborations

Bristol-Myers Squibb

2008 Cancer Collaboration

In December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for cabozantinib and XL281 (BMS-908662), a RAF inhibitor. Upon effectiveness of the 2008 Agreement in December 2008, Bristol-Myers Squibb made a nonrefundable upfront cash payment of $195.0 million for the development and commercialization rights to both programs. The 2008 Agreement required Bristol-Myers Squibb to make additional license payments to us of $45.0 million, which were received during 2009.

On July 8, 2011, we and one of our wholly-owned subsidiaries received written notification from Bristol-Myers Squibb of its decision to terminate the 2008 Agreement, on a worldwide basis as to XL281. The termination was made pursuant to the terms of the 2008 Agreement and became effective on October 8, 2011. Bristol-Myers Squibb informed us that the termination was based upon Bristol-Myers Squibb’s review of XL281 in the context of Bristol-Myers Squibb’s overall research and development priorities and pipeline products. Upon the effectiveness of the termination, Bristol-Myers Squibb’s license relating to XL281 terminated, and rights to XL281 reverted to us. We also received, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize XL281. We plan to wind down ongoing activities related to XL281 and do not currently expect to further research, develop or commercialize XL281 following the wind-down.

Under the 2008 Agreement, we and Bristol-Myers Squibb originally agreed to co-develop cabozantinib and Bristol-Myers Squibb also received an exclusive worldwide license to develop and commercialize XL281. On June 18, 2010, we received a notice from Bristol-Myers Squibb of its decision to terminate the 2008 Agreement solely as to cabozantinib, on a worldwide basis, pursuant to the terms of the 2008 Agreement. We continued to carry out certain clinical trials of XL281 under the 2008 Agreement, and Bristol-Myers Squibb was responsible for funding all future development of XL281, including our activities. We were eligible for development and regulatory milestones of up to $315.0 million on XL281, sales performance milestones of up to $150.0 million and double-digit royalties on worldwide sales of XL281.

For purposes of recognizing upfront license fees received under the 2008 Agreement, prior to receiving the termination notification from Bristol-Myers Squibb in July 2011, we were recognizing revenue related to the upfront license fees through the estimated period of our involvement, or April 2014. As a result of the July 2011 termination, the estimated research term was revised to end on October 8, 2011. Accordingly, we accelerated the recognition of the remaining deferred revenue balance through the revised end of the research term and recognized $109.9 million in revenue during the quarter ended September 30, 2011. We expect to recognize the remaining $10.4 million in revenue in the fourth quarter of 2011. Amounts attributable to programs under the 2008 Agreement consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Exelixis research and development expenses (1)	$478	$845	$2,376	$41,320
Net amount due from collaboration partner	545	18,067	2,583	26,706

(1)	Total research and development expenses attributable to us include direct third party expenditures plus estimated internal personnel costs and are calculated in accordance with the terms of the particular collaboration.

sanofi-aventis

In May 2009, we entered into a global license agreement with sanofi-aventis for XL147 and XL765 and a broad collaboration for the discovery of inhibitors of phosphoinositide-3 kinase (“PI3K”) for the treatment of cancer. The license agreement and collaboration agreement became effective on July 7, 2009. In connection with the effectiveness of the license and collaboration, on July 20, 2009, we received upfront payments of $140.0 million ($120.0 million for the license and $20.0 million for the collaboration), less applicable withholding taxes of $7.0 million, for a net receipt of $133.0 million. We expect to receive a refund payment from the French government in early 2012 with respect to the withholding taxes previously withheld.

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

Under the collaboration agreement, the parties agreed to combine efforts in establishing several pre-clinical PI3K programs and jointly share responsibility for research and preclinical activities related to isoform-selective inhibitors of PI3K-a and -ß. sanofi-aventis is required to provide us with guaranteed annual research and development funding during the research term and is responsible for funding all development activities for each product following approval of the investigational new drug application filed with the applicable regulatory authorities for such product. We are entitled to receive guaranteed research funding of $21.0 million over three years to cover certain of our costs under the collaboration agreement. sanofi-aventis will have sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities of any products arising from the collaboration; however, we may be requested to conduct certain clinical trials at sanofi-aventis’ expense. The research term under the collaboration is three years, although sanofi-aventis has the right to extend the term for an additional one-year period upon prior written notice.

Under the license agreement and the collaboration agreement combined, we are eligible to receive total development, regulatory and commercial milestones of over $1.0 billion in the aggregate, as well as royalties on sales of any products commercialized under the license agreement or collaboration agreement.

sanofi-aventis may, upon certain prior notice to us, terminate the license as to products containing XL147 or XL765. In the event of such termination election, sanofi-aventis’ license relating to such product would terminate and revert to us, and we would receive, subject to certain terms, conditions and potential payment obligations, licenses from sanofi-aventis to research, develop and commercialize such product.

The collaboration will automatically terminate under certain circumstances upon the expiration of the research term, in which case all licenses granted by the parties to each other will terminate and revert to the respective party, subject to sanofi-aventis’ right to receive, under certain circumstances, the first opportunity to obtain a license from us to any isoform-selective PI3K inhibitor. In addition, sanofi-aventis may, upon certain prior written notice to us, terminate the collaboration in whole or as to certain products following expiration of the research term, in which case we would receive, subject to certain terms, conditions and potential payment obligations by us, licenses from sanofi-aventis to research, develop and commercialize such products.

NOTE 5. Restructurings

During 2010, we implemented two restructuring plans that resulted in an overall reduction in our workforce by 386 employees. In March 2011, we implemented an additional restructuring plan that resulted in further terminations in 2011. Taking into consideration certain employees who have since been recalled, there has been an aggregate reduction in headcount from the 2010 and 2011 restructuring plans of 402 employees. The restructuring plans are a consequence of our decision to focus our proprietary resources and development efforts on the late-stage development and commercialization of cabozantinib. Further personnel reductions are expected to be made through the end of 2012 as we complete our obligations under collaboration agreements and withdraw resources from completed projects.

In connection with the 2010 and 2011 restructuring plans, we have recorded aggregate restructuring charges of $38.9 million, of which $20.4 million related to termination benefits and $18.5 million related to facility charges and the impairment of various assets. In connection with these restructurings, for the nine months ended September 30, 2011, we recorded $6.2 million in total restructuring charges, of which $4.3 million related to lease-exit and moving costs. Our facility-related charges take into consideration our entry into two sublease agreements for portions of our building at 170 Harbor Way, South San Francisco, California (“Building 170”) that we entered into in July 2011. The balance of our restructuring charges primarily related to termination benefits for employees of $2.7 million. Additionally, we received auction proceeds from the sale of excess equipment and other assets, partially offset by impairment charges for such assets.

With respect to our restructuring plans, we expect to incur an additional restructuring charge of $3.7 million relating to the sublease of portions of Building 170 and a building we lease at 249 East Grand Avenue, South San Francisco, California that we exited and subleased in 2010 (“Building 249”), plus additional restructuring charges of up to $15 million in connection with the anticipated exit of additional facilities in South San Francisco, California. We expect to record the remaining facility-related charges, as they are determined, through the end of 2017, or the end of the building lease terms.

As of September 30, 2011, the 2010 and 2011 restructuring plans resulted in aggregate cash expenditures of $23.0 million, of which $14.1 million was paid in 2010 and $8.9 million has been paid in 2011. We expect to pay an additional $8.0 million, net of cash received from our subtenant, for Building 249 and an additional $6.1 million, net of cash received from our subtenants, for Building 170. In addition, we expect to make cash expenditures of $0.7 million relating to termination benefits and up to $18 million relating to facility costs in connection with the anticipated exit of additional facilities in South San Francisco, California. We expect the termination benefits to be paid during the fourth quarter of 2011 and the facility costs to be paid through 2017, or the end of our lease term for both Building 170 and Building 249.

The total outstanding restructuring liability is included in Current portion of restructuring and Long-term portion of restructuring on our Condensed Consolidated Balance Sheet and is based upon restructuring charges recognized as of September 30, 2011 in connection with the 2010 and 2011 restructuring plans. As of September 30, 2011, the components of these liabilities are summarized in the following table (in thousands):

	Employee Severance And Other Benefits	Facility Charges	Asset Impairment	Legal and Other Fees	Total
Balance as of December 31, 2010	$5,523	$8,688	$—	$70	$14,281
Restructuring charge recorded in the nine months ended September 30, 2011	2,689	4,276	(773)	27	6,219
Cash payments	(6,809)	(2,938)	844	(16)	(8,919)
Adjustments or non-cash credits including stock compensation expense	(711)	(374)	(71)	(30)	(1,186)

Ending accrual balance as of September 30, 2011	$692	$9,652	$—	$51	$10,395

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

NOTE 7. Debt

Silicon Valley Bank Loan and Security Agreement

In December 2007, we entered into a third loan modification agreement to the loan and security agreement originally entered into in May 2002 with Silicon Valley Bank. The terms associated with the original line of credit under the May 2002 agreement and the subsequent loan modifications were not modified. The December 2007 loan modification agreement provided for an additional equipment line of credit in the amount of up to $30.0 million with a draw down period of approximately 2 years (the “2007 Line of Credit”). Each advance must be repaid in 48 equal, monthly installments of principal, plus accrued interest, at an annual rate of 0.75% fixed. In December 2009, we amended the agreement and extended the draw down period on the 2007 Line of Credit for an additional 18 months through June 2011 and increased the principal amount of the line of credit from $30.0 million to $33.6 million. Pursuant to the terms of the amendment, we were required to make minimum draws of $2.5 million every 6 months through June 2011, for total additional draws of $7.5 million. The loan facility required security for the 2007 Line of Credit in the form of a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. In June 2008, we drew down $13.6 million under the 2007 Line of Credit, in December 2009, we drew down $5.0 million, and we drew down an additional $2.5 million in each of June 2010, December 2010 and June 2011 in accordance with the terms of the modified agreement. In accordance with the amended loan terms, the 2007 Line of Credit has expired and we have no further draw down obligations under the line of credit.

On June 2, 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in the amount of $80.0 million. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. We were required to maintain at all times on deposit in one or more non-interest bearing demand deposit accounts with Silicon Valley Bank or one of its affiliates a compensating balance, constituting support for the obligations under the term loan, with a principal balance in value equal to at least 100% of the outstanding principal balance of the term loan.

In August 2011, we amended our term loan agreement to allow for the compensating balance to be maintained on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates and to earn interest which would be recognized as additional interest income in our consolidated income statement. This compensating balance is to have a value equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all lines of credit associated with Silicon Valley Bank. Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.0%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement.

The total outstanding obligation under the term loan and all other lines of credit with Silicon Valley Bank as of September 30, 2011 and December 31, 2010 was $91.8 million and $96.1 million, respectively. The total collateral balance as of September 30, 2011 and December 31, 2010 was $93.6 million and $96.9 million, respectively, and is reflected in our Condensed Consolidated Balance Sheet as Cash and cash equivalents and Marketable securities as the deposit account is not restricted as to withdrawal.

NOTE 8. Artemis

On November 20, 2007, we entered into a share sale and transfer agreement with Taconic Farms, Inc. (“Taconic”), pursuant to which Taconic acquired from us, for $19.8 million in cash, 80.1% of the outstanding share capital in our wholly-owned subsidiary, Artemis Pharmaceuticals GmbH (“Artemis”), located in Cologne, Germany. Subsequent to the transaction, Artemis was renamed TaconicArtemis GmbH. In connection with the sale and transfer agreement, we also entered into a shareholders’ agreement and approved amended articles of association of Artemis that govern the relationship between us and Taconic as shareholders of Artemis, particularly with respect to matters of corporate governance and the transfer of our respective ownership interests. The shareholders’ agreement provides that we may require Taconic to purchase our remaining 19.9% interest in Artemis between 2010 and 2015 or in the event of a change in control of Taconic, and that Taconic may require us to sell our 19.9% interest to Taconic between 2013 and 2015 or in the event of a change in control of Exelixis, in each case subject to certain conditions set forth in the shareholders’ agreement. On September 27, 2011, in accordance with the terms and conditions of the shareholders’ agreement, we exercised our right to sell our remaining 19.9% interest in Artemis to Taconic and Taconic is obligated to remit payment for such interest within 90 days. Pursuant the terms of the shareholder’s agreement, during the quarter ended September 30, 2011, we recognized a gain of $2.2 million after writing off the carrying value of our investment in Artemis and we expect to receive approximately $3.0 million within 90 days of exercising our right to sell our remaining 19.9% interest.

NOTE 9. Provision for Income Taxes

In 2009, we recorded an income tax credit as a result of the Housing and Economic Recovery Act of 2008, which credit was extended through 2009 in connection with the enactment of the American Recovery and Reinvestment Act of 2009. In the third quarter of 2010, after filing our 2009 tax return, we adjusted the credit associated with the 2009 refundable credit and recorded an increase to our tax benefit of $0.1 million.

As a result of the termination of our 2008 Agreement with Bristol Myers-Squibb, which became effective on October 8, 2011, we accelerated the remaining deferred revenue balance under the 2008 Agreement and recognized $109.9 million in revenue during the three months ended September 30, 2011. This acceleration of revenue under the 2008 Agreement caused us to have book income for the three and nine months ended September 30, 2011. However, since the income from our 2008 Agreement with Bristol Myers-Squibb was recorded in 2008 and 2009 for tax purposes, the acceleration of the recognition of license revenue under the 2008 Agreement did not impact our tax position and therefore no tax provision was required for the three and nine months ended September 30, 2011.

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

Overview

We are a biotechnology company committed to developing small molecule therapies for the treatment of cancer. We are focusing our proprietary resources and development efforts exclusively on cabozantinib (XL184), our most advanced compound, in order to maximize the therapeutic and commercial potential of this compound. We believe cabozantinib has the potential to be a high-quality, broadly-active, differentiated pharmaceutical product that can make a meaningful difference in the lives of patients. We have also established a portfolio of other novel compounds that we believe have the potential to address serious unmet medical needs, many of which are being advanced by partners as part of collaborations.

Cabozantinib inhibits MET, VEGFR2 and RET, proteins that are key drivers of tumor growth, vascularization and/or metastasis. Cabozantinib is being evaluated in a broad development program encompassing multiple cancer indications. The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer and medullary thyroid cancer and will be expanded to other solid tumor indications, based on encouraging interim data that has emerged from a randomized discontinuation trial, or RDT, investigating cabozantinib in nine distinct tumor types, and other clinical trials.

Our strategy is to aggressively advance cabozantinib through development toward commercialization. In doing so, we will pursue a pragmatic development plan focused on those cancer indications where we believe cabozantinib has the greatest therapeutic and commercial potential. We are aggressively managing our expenses to preserve our cash resources and ensure we are appropriately dedicating those resources towards successfully executing our strategy.

As part of our ongoing effort to manage costs and our strategy to focus our proprietary resources and development efforts on our most advanced compound, cabozantinib, we implemented two restructuring plans during 2010 and an additional restructuring plan in March 2011 that resulted in an overall reduction in our workforce by 402 employees. Personnel reductions were made across our entire organization, including discovery, development and general and administrative departments. We expect to make additional reductions through the end of 2012 as we complete our obligations under collaboration agreements and withdraw resources from completed projects. With the exception of activities related to cabozantinib, we are discontinuing efforts with respect to all of our compounds and programs that are not funded by partners pursuant to collaboration agreements and are actively pursuing collaborations or other external opportunities for the continued development of these compounds and programs. Discovery and clinical activities under various collaborations will continue to be funded by partners until we complete our contractual obligations.

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

EXAM Phase 3 Clinical Trial in Medullary Thyroid Cancer

We continue to advance our efforts on our ongoing phase 3 clinical trial of cabozantinib as a potential treatment for medullary thyroid cancer, known as the EXAM trial. This registration trial was initiated in July 2008 following agreement between the United States Food and Drug Administration, or FDA, and us on the trial design through the FDA’s Special Protocol Assessment, or SPA, process. The SPA documents the FDA’s agreement that the design and planned analyses of the EXAM trial are appropriate to support a regulatory submission for product registration, assuming a positive trial outcome and subject to review of complete data from the trial.

EXAM is an international, randomized, placebo-controlled, double-blinded trial of cabozantinib in patients with progressive, unresectable, locally advanced, or metastatic medullary thyroid cancer. Patients were randomized in a 2:1 ratio to receive cabozantinib or placebo administered at a daily dose of 175 mg. The trial does not allow for cross-over from the placebo arm to cabozantinib. Progression-free survival, or PFS, is the primary endpoint in this trial. With an enrollment target of 315 patients and a planned event-driven analysis, the trial provides 90% power to detect a 75% increase in PFS. Additionally, the trial is designed to assess overall survival at a later time point once the survival events have been achieved, and is powered to detect a 50% improvement in survival compared with placebo.

On October 24, 2011, we announced the top-line results of the primary endpoint of the EXAM trial. The trial met its primary endpoint of improving PFS compared with placebo and substantially exceeded the threshold of a 75% increase in PFS originally assumed when the trial was designed. Cabozantinib significantly improved median PFS by 7.2 months compared with placebo. The median PFS on the cabozantinib arm was 11.2 months versus 4.0 months on the placebo arm; hazard ratio (HR) 0.28, (95% CI 0.19, 0.40), p < 0.0001. We intend to report data from the EXAM trial at an upcoming medical conference.

We are requesting permission from the FDA to initiate a rolling submission of a new drug application, or NDA, for cabozantinib in medullary thyroid cancer. If the FDA permits a rolling submission, we plan to initiate the submission in December 2011 or January 2012 by submitting to the FDA key parts of the NDA, including preclinical and chemistry, manufacturing and controls information, and we would expect to complete the NDA filing in the first half of 2012. Cabozantinib is eligible for a potential rolling submission as a result of the FDA’s granting Fast Track designation for cabozantinib in medullary thyroid cancer, as described below. The timing of our NDA submission will depend upon the outcome of our pre-NDA meeting with the FDA, which is scheduled to occur in December 2011. Assuming a rolling submission and approval of our NDA by the FDA, we currently anticipate a potential commercial launch of cabozantinib for the treatment of medullary thyroid cancer in the second half of 2012.

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

In April 2011, the FDA designated cabozantinib as a Fast Track development program for patients with unresectable, locally advanced or metastatic medullary thyroid carcinoma. The Fast Track process is designed to facilitate the development, and expedite the review of drugs to treat serious diseases and fill an unmet medical need. A drug that receives Fast Track designation is eligible for rolling submission, which means that a sponsor can submit completed modules of its NDA separately for review by the FDA. In addition, most drugs that receive Fast Track designation are likely to be considered appropriate to receive a priority review.

Opportunity in Castration-Resistant Prostate Cancer and Other Solid Tumors

The broader clinical program for cabozantinib beyond medullary thyroid cancer is focused on the treatment of metastatic castration-resistant prostate cancer and will be expanded to other solid tumor indications, based on encouraging interim data that has emerged from the RDT investigating cabozantinib in nine distinct tumor types, and other clinical trials. Data from the RDT were released at the American Society of Clinical Oncology, or ASCO, Annual Meeting in June 2010 and demonstrated broad activity for cabozantinib across multiple tumor types, in particular, metastatic castration-resistant prostate, ovarian, non-small cell lung and hepatocellular cancers. Updated interim data presented at the 22nd EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics in November 2010, at the ASCO 2011 Genitourinary Cancers Symposium in February 2011, and at the 2011 ASCO Annual Meeting in June 2011 suggest that cabozantinib has a novel and differentiated clinical profile in metastatic castration-resistant prostate cancer and other solid tumors. The data presented indicate that cabozantinib has shown novel activity against bone and soft tissue lesions in patients with metastatic castration-resistant prostate cancer. In addition, we have observed resolution of metastatic bone lesions on bone scan in patients with metastatic breast cancer, renal cell carcinoma, thyroid cancer and melanoma. It will be a priority for us to generate additional data in the various other cohorts of the RDT, including ovarian cancer, melanoma, breast cancer, non-small cell lung cancer and hepatocellular cancer, to support further prioritization of our clinical and commercial options. In addition, we are conducting ongoing exploratory clinical trials for cabozantinib in other tumor types, including renal cell carcinoma and differentiated thyroid cancer. Objective tumor responses have been observed in patients with cabozantinib in 12 of 13 individual tumor types investigated to date, reflecting the broad potential clinical activity and commercial opportunity with this new agent.

Planned Phase 3 Clinical Trials in Castration - Resistant Prostate Cancer

In June 2011, we submitted to the FDA the protocol for a planned pivotal trial for cabozantinib in metastatic castration-resistant prostate cancer using an endpoint of pain reduction and bone scan response (XL184-306) for consideration of an SPA. Our goal is to initiate this trial by the end of 2011. We are also planning two additional pivotal trials in castration-resistant prostate cancer for overall survival and bone metastasis-free survival (XL184-307 and XL184-308, respectively), and expect to initiate both of these trials in 2012.

Other Discovery and Development Programs

Based on the strength of our expertise in biology, drug discovery and development, we have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb Company, or Bristol-Myers Squibb, sanofi-aventis, Genentech, Inc. (a wholly owned member of the Roche Group), GlaxoSmithKline and Daiichi Sankyo Company Limited for various compounds and programs in our portfolio. Pursuant to these collaborations, we have out-licensed compounds or programs to a partner for further development and commercialization, generally have no further unfunded cost obligations related to such compounds or programs and may be entitled to receive research funding, milestones and royalties or a share of profits from commercialization. With respect to our partnered compounds, we are eligible to receive potential milestone payments under our collaborations totaling approximately $2.9 billion in the aggregate on a non-risk adjusted basis, of which 12.3% are related to clinical development milestones, 46.2% are related to regulatory milestones and 41.5% are related to commercial milestones.

Recent Development

Planned Repayment of GlaxoSmithKline Loan Repayment Obligations

In October 2002, we entered into a collaboration with GlaxoSmithKline to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. As part of the collaboration, we entered into a loan and security agreement with GlaxoSmithKline, pursuant to which we borrowed $85.0 million for use in our efforts under the collaboration. The loan bears interest at a rate of 4.0% per annum and was secured by certain intellectual property, technology and equipment created or utilized pursuant to the collaboration. Repayment of all or any of the amounts advanced to us under the loan and security agreement may, at our election, be made in the form of our common stock at fair market value, subject to certain conditions, or cash. We have elected to repay the third and final installment of the loan in stock. The repayment shares are priced at $6.66 per share, resulting in the issuance of 5,537,906 shares of our common stock to GlaxoSmithKline on October 27, 2011, as satisfaction in full of our $36.9 million repayment obligation, including $8.0 million in accrued interest, under the loan and security agreement.

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

Clinical Development of Cabozantinib and Other Product Candidates

On December 11, 2008, we entered into a worldwide Collaboration Agreement with Bristol-Myers Squibb for cabozantinib and XL281, which was amended and restated by the Amended and Restated Collaboration Agreement dated as of April 15, 2011 by and between us and Bristol-Myers Squibb, or as amended and restated, the 2008 Agreement. Upon effectiveness of the 2008 Agreement in December 2008, Bristol-Myers Squibb made a nonrefundable upfront cash payment of $195.0 million for the development and commercialization rights to both programs. The 2008 Agreement required Bristol-Myers Squibb to make additional license payments to us of $45.0 million, which were received during 2009.

On June 18, 2010, we regained full rights to develop and commercialize cabozantinib under the 2008 Agreement following receipt of notice from Bristol-Myers Squibb of its decision to terminate the 2008 Agreement, solely as to cabozantinib, on a worldwide basis. Bristol-Myers Squibb informed us that the termination was based upon its review of cabozantinib in the context of Bristol-Myers Squibb’s overall research and development priorities and pipeline products. On June 28, 2010, in connection with the termination, we received a $17.0 million transition payment from Bristol-Myers Squibb in satisfaction of its obligations under the 2008 Agreement to continue to fund its share of development costs for cabozantinib for a period of three months following the notice of termination. As a result of the termination, Bristol-Myers Squibb’s license relating to cabozantinib terminated and its rights to cabozantinib reverted to us, and we received, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize cabozantinib.

We are focusing our proprietary resources and development efforts on the development of cabozantinib. However, the product candidate may fail to show adequate safety or efficacy in clinical testing. Furthermore, predicting the timing of the initiation or completion of clinical trials is difficult, and our trials may be delayed due to many factors, including factors outside of our control. The future development path of cabozantinib depends upon the results of each stage of clinical development. We expect to incur increased expenses for the development of cabozantinib as it advances in clinical development.

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

Liquidity

As of September 30, 2011, we had $313.1 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $4.2 million and approximately $93.6 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, marketable securities, long-term investments and funding that we expect to receive from existing collaborators will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and depend on many factors, including the following:

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

Our minimum liquidity needs are also determined by financial covenants in our loan and security agreement with Silicon Valley Bank and our note purchase agreement with Deerfield, as well as other factors, which are described under “—Liquidity and Capital Resources—Cash Requirements”.

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

sanofi-aventis

In May 2009, we entered into a global license agreement with sanofi-aventis for XL147 and XL765 and a broad collaboration for the discovery of inhibitors of phosphoinositide-3 kinase, or PI3K, for the treatment of cancer. The license agreement and collaboration agreement became effective on July 7, 2009. In connection with the effectiveness of the license and collaboration, on July 20, 2009, we received upfront payments of $140.0 million ($120.0 million for the license and $20.0 million for the collaboration), less applicable withholding taxes of $7.0 million, for a net receipt of $133.0 million. We expect to receive a refund payment from the French government in early 2012 with respect to the withholding taxes previously withheld.

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

Under the collaboration agreement, the parties agreed to combine efforts in establishing several pre-clinical PI3K programs and jointly share responsibility for research and preclinical activities related to isoform-selective inhibitors of PI3K-a and -ß. sanofi-aventis is required to provide us with guaranteed annual research and development funding during the research term and is responsible for funding all development activities for each product following approval of the investigational new drug application filed with the applicable regulatory authorities for such product. We are entitled to receive guaranteed research funding of $21.0 million over three years to cover certain of our costs under the collaboration agreement. sanofi-aventis will have sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities of any products arising from the collaboration; however, we may be requested to conduct certain clinical trials at sanofi-aventis’ expense. The research term under the collaboration is three years, although sanofi-aventis has the right to extend the term for an additional one-year period upon prior written notice.

Under the license agreement and the collaboration agreement combined, we are eligible to receive total development, regulatory and commercial milestones of over $1.0 billion in the aggregate, as well as royalties on sales of any products commercialized under the license agreement or collaboration agreement.

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

Restructuring Plans

During 2010, we implemented two restructuring plans that resulted in an overall reduction in our workforce by 386 employees. In March 2011, we implemented an additional restructuring plan that resulted in further terminations in 2011. Taking into consideration certain employees who have since been recalled, there has been an aggregate reduction in headcount from the 2010 and 2011 restructuring plans of 402 employees. The restructuring plans are a consequence of our decision to focus our proprietary resources and development efforts on the late-stage development and commercialization of cabozantinib. Further personnel reductions are expected to be made through the end of 2012 as we complete our obligations under collaboration agreements and withdraw resources from completed projects.

In connection with the 2010 and 2011 restructuring plans, we have recorded aggregate restructuring charges of $38.9 million, of which $20.4 million related to termination benefits and $18.5 million related to facility charges and the impairment of various assets. In connection with these restructuring plans, for the nine months ended September 30, 2011, we recorded $6.2 million in total restructuring charges, of which $4.3 million related to lease-exit and moving costs. Our facility-related charges take into consideration our entry into two sublease agreements for portions of our building at 170 Harbor Way, South San Francisco, California, or Building 170, that we entered into in July 2011. The balance of our restructuring charges primarily related to termination benefits for employees of $2.7 million. Additionally, we received auction proceeds from the sale of excess equipment and other assets, partially offset by impairment charges for such assets.

With respect to our restructuring plans, we expect to incur an additional restructuring charge of $3.7 million relating to the sublease of portions of Building 170 and a building we lease at 249 East Grand Avenue, South San Francisco, California that we exited and subleased in 2010, or Building 249, plus additional restructuring charges of up to $15 million in connection with the anticipated exit of additional facilities in South San Francisco, California. We expect to record the remaining facility-related charges, as they are determined, through the end of 2017, or the end of the building lease terms.

As of September 30, 2011, the 2010 and 2011 restructuring plans had resulted in aggregate cash expenditures of $23.0 million, of which $14.1 million was paid in 2010 and $8.9 million has been paid in 2011. We expect to pay an additional $8.0 million, net of cash received from our subtenant, for Building 249 and an additional $6.1 million, net of cash received from our subtenants, for Building 170. In addition, we expect to make cash expenditures of $0.7 million relating to termination benefits and up to $18 million relating to facility costs in connection with the anticipated exit of additional facilities in South San Francisco, California. We expect the termination benefits to be paid during the fourth quarter of 2011 and the facility costs to be paid through 2017, or the end of our lease term for both Building 170 and Building 249.

The restructuring charges that we expect to incur in connection with the restructuring plans are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring plans. See Note 5 of the Notes to Consolidated Financial Statements for a further discussion on our restructuring charges.

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

Revenues from license fees and milestone payments primarily consist of upfront license fees and milestone payments received under various collaboration agreements. We initially recognize upfront fees received from third party collaborators as unearned revenues and then recognize these amounts on a ratable basis over the expected term of the research collaboration. Therefore, any changes in the expected term of the research collaboration will impact revenue recognition for the given period. For example, in the fourth quarter of 2010, in association with the new ROR agreement with Bristol-Myers Squibb, the estimated research term under our 2007 cancer collaboration with Bristol-Myers Squibb was extended from December 2011 until April 2014, resulting in an extension in the period over which we recognized milestone revenues and a decrease in the milestone revenues recognized each quarter. Often, the total research term is not contractually defined and an estimate of the term of our total obligation must be made. For example, under the 2008 Agreement with Bristol-Myers Squibb, we originally estimated our term to be through August 2013, which is the estimated term of our performance obligations for XL281. We estimated that this would be the period over which we would be obligated to perform services and therefore the appropriate term with which to ratably recognize any license fees. During the fourth quarter of 2010, this estimate was extended to April 2014 as a result of the decision with Bristol-Myers Squibb to complete additional phase 1 trial programs for XL281. On July 8, 2011, we received written notification from Bristol-Myers Squibb of its decision to terminate the 2008 Agreement in its entirety. As a result of the termination of the 2008 Agreement, the estimated research term was revised to end on October 8, 2011. Accordingly, we accelerated the remaining deferred revenue balance through the revised end of the research term and recognized $109.9 million in revenue during the quarter ended September 30, 2011. We expect to recognize the remaining $10.4 million in revenue in the fourth quarter of 2011. License fees are classified as license revenues in our consolidated statement of operations.

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

Collaborative agreement reimbursement revenues consist of research and development support received from collaborators and are recorded as earned based on the performance requirements by both parties under the respective contracts. Under the 2008 Agreement with Bristol-Myers Squibb and prior to its termination by Bristol-Myers Squibb as to cabozantinib, both parties were actively involved with compound development and certain research and development expenses were partially reimbursable to us. On an annual basis, amounts owed by Bristol-Myers Squibb to us, net of amounts reimbursable to Bristol-Myers Squibb by us for the development of cabozantinib and XL281, were recorded as collaboration reimbursement revenues. Conversely, research and development expenses would include the net settlement of amounts we owed Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred in connection with the development of cabozantinib, less amounts reimbursable to us by Bristol-Myers Squibb for the development of both cabozantinib and XL281. In annual periods when net research and development funding payments were payable to Bristol-Myers Squibb, these payments were presented as collaboration cost-sharing expenses. Reimbursements under co-development agreements were classified as collaboration reimbursement revenues, while reimbursements under other arrangements were classified as contract revenues in our consolidated statement of operations.

As a result of the termination of the 2008 Agreement with Bristol-Myers Squibb, which became effective on October 8, 2011, for the period ended September 30, 2011, reimbursement payments were presented as collaboration reimbursement revenues and will continue to be presented as such through the period ending December 31, 2011 at which point we do not expect to record any further collaboration cost-sharing expense or collaboration reimbursement revenues under our current collaborations. See Note 4 of the Notes to the Consolidated Financial Statements for further information on our 2008 Agreement with Bristol-Myers Squibb.

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

Clinical Trial Accruals

All of our clinical trials have been performed by third-party contract research organizations, or CROs, and other vendors. We accrue costs for clinical trial activities performed by CROs based upon the estimated amount of work completed on each trial. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites, and the duration for which the patients will be enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms. We base our estimates on the best information available at the time. However, additional information may become available to us which will allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period first known.

Stock Option Valuation

Our estimate of compensation expense requires us to determine the appropriate fair value model and a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures and related tax effects. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, companies are required to estimate the expected term of the option for input to an option-pricing model. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to value stock based awards granted in future periods. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. As of September 30, 2011, $12.1 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.77 years in addition to $7.2 million of total unrecognized compensation expense relating to restricted stock units, which was expected to be recognized over 2.85 years. See Note 3 of the Notes to Consolidated Financial Statements for a further discussion on stock-based compensation.

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

Fiscal Year Convention

We have adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st of each year. Fiscal year 2010, a 52-week year, ended on December 31, 2010, and fiscal year 2011, a 52-week year, will end on December 30, 2011. For convenience, references in this report as of and for the fiscal quarters ended October 1, 2010 and September 30, 2011 and as of the fiscal year ending December 30, 2011 are indicated as ended September 30, 2010 and 2011 and as ending December 31, 2011, respectively.

Results of Operations

Revenues

Total revenues by category, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Contract revenue:
Research and development funding	$0.6	$10.5	$14.0	$32.6
Milestones	4.5	1.4	11.7	11.4
License revenue and amortization of upfront payments	122.7	24.5	168.0	73.6
Collaboration reimbursements	0.5	18.1	2.6	26.7

Total revenues	$128.3	$54.5	$196.3	$144.3

Dollar increase	$73.8		$52.0
Percentage increase	135%		36%

Total revenues by customer, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Bristol-Myers Squibb	$119.0	$34.6	$153.3	$75.9
sanofi-aventis	9.3	19.2	40.3	58.6
Genentech	—	—	2.0	7.0
Boehringer Ingelheim	—	0.7	0.7	2.8

Total revenues	$128.3	$54.5	$196.3	$144.3

Dollar decrease	$73.8		$52.0
Percentage increase	135%		36%

The increase in revenues for the three and nine months ended September 30, 2011, as compared to the comparable periods for the prior year, was primarily due to the acceleration of license revenue as a result of the July 2011 termination of our 2008 Agreement with Bristol Myers-Squibb which became effective on October 8, 2011. This increase was partially offset by a decline in collaboration reimbursement revenue and research funding related to the termination of our 2008 Agreement with Bristol Myers-Squibb and the transfer of substantially all development activities pertaining to XL147 and XL765 under our 2009 collaboration agreement with sanofi-aventis. Furthermore, there was a decline in revenue relating to the one-time milestone payments made by Genentech of $2.0 million in 2011 for the Notch agreement and $7.0 million in 2010 for the MEK agreement.

Total collaboration reimbursement revenue consisted of research and development expenses and reimbursements related to our 2008 Agreement with Bristol Myers-Squibb for cabozantinib and XL281. To the extent that net annual research and development funding payments were expected to be received from Bristol-Myers Squibb, these payments would have been presented as collaboration reimbursement revenues. In years when net research and development funding payments were expected to be payable to Bristol-Myers Squibb, these payments would have been presented as collaboration cost-sharing expense. As a result of the complete termination of the 2008 Agreement with Bristol-Myers Squibb, which became effective on October 8, 2011, we do not expect any further collaboration reimbursement revenues or collaboration cost-sharing expenses to be recorded with respect to this agreement for either cabozantinib or XL281.

Research and Development Expenses

Total research and development expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development expenses	$37.5	$49.4	$126.1	$168.4
Dollar decrease	$11.9		$42.3
Percentage decrease	24%		25%

The decrease for the three and nine months ended September 30, 2011, as compared to the comparable periods in 2010, resulted primarily from the following:

•

Personnel—Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, decreased by $4.5 million, or 39%, and $17.3 million, or 41%, respectively, primarily due to the reduction in headcount resulting from our 2010 and 2011 restructuring plans.

•

General Corporate Costs—There was a decrease of $1.6 million, or 20%, and $6.2 million, or 22%, respectively, in the allocation of general corporate costs (such as facility costs, property taxes and insurance) to research and development, primarily as a result of a decrease in personnel and the exit of certain facilities in San Diego and South San Francisco, as a result of our 2010 and 2011 restructuring plans, and the resulting decrease in costs to be allocated.

•

Laboratory Supplies—Laboratory supplies decreased by $1.2 million, or 73%, and $5.7 million, or 79%, respectively, primarily due to the decrease in headcount and other cost cutting measures as a result of our 2010 and 2011 restructuring plans.

•

Stock-Based Compensation—Stock-based compensation expense decreased by $1.1 million, or 44%, and $4.6 million, or 50%, respectively, as a result of our reduction in headcount from our 2010 and 2011 restructuring plans.

•

Clinical Trial Costs—Clinical trial expenses, which include services performed by third-party contract research organizations and other vendors, decreased by $2.2 million, or 11%, and $4.1 million, or 6%, respectively, primarily due to the transfer of XL765 and XL147 to sanofi-aventis, the wind-down of activities associated with XL228 and the decrease in patient activity for XL281 trials. These decreases were partially offset by an increase in clinical trial activities for cabozantinib.

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

In addition to reviewing the three categories of research and development expenses described above, we principally consider qualitative factors in making decisions regarding our research and development programs. Such factors include enrollment in clinical trials for our drug candidates, the results of and data from clinical trials, the potential indications for our drug candidates, the therapeutic and commercial potential for our drug candidates and competitive dynamics. We also make our research and development decisions in the context of our overall business strategy, which historically included the pursuit of commercial collaborations with major pharmaceutical and biotechnology companies for the development of our drug candidates. As noted under “—Overview,” we are focusing our proprietary resources and development efforts exclusively on cabozantinib in order to maximize the therapeutic and commercial potential of this compound. Our strategy is to aggressively advance cabozantinib through development toward commercialization, and as a result, we expect nearly all of our future research and development expenses to relate to the clinical development of cabozantinib.

The expenditures summarized in the following table reflect total research and development expenses by category, including allocations for general and administrative expense (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception to date (1)
	2011	2010	2011	2010
Drug discovery	$4.0	$11.7	$14.3	$45.5	$452.9
Development	32.0	34.9	106.3	111.7	687.3
Other	1.5	2.8	5.5	11.2	99.6

Total	$37.5	$49.4	$126.1	$168.4	$1,239.8

(1)	Inception is as of January 1, 2006, the date on which we began tracking research and development expenses by category.

While we do not track total research and development expenses separately for each program, beginning in fiscal 2006, we began tracking third party expenditures directly relating to each program as a way of monitoring external costs. Our third party research and development expenditures relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing, and represent only a portion of the costs related to each program. Third party expenditures for programs initiated prior to the beginning of fiscal 2006 have not been tracked from project inception, and therefore such expenditures from the actual inception for most of our programs are not available. We do not accumulate on a program-specific basis internal research and development expenses, such as salaries and personnel expenses, facilities overhead expenses and external costs not directly attributable to a specific project. Nevertheless, we believe that third party expenditures by program provide a reasonable estimate of the percentage of our total research and development expenses that are attributable to each such program. Under our current strategy, we are focusing our proprietary resources and development efforts exclusively on the late-stage development and commercialization of cabozantinib. As a result, for the nine months ended September 30, 2011, approximately 90% of our external third party research and development expenditures were spent on this program. The expenses for the cabozantinib program were primarily included in the development category of our research and development expenses and exclude the impact of any amounts reimbursed by our partners.

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

General and Administrative Expenses

Total general and administrative expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
General and administrative expenses	$8.2	$9.0	$26.1	$27.4
Dollar decrease	$0.8		$1.3
Percentage decrease	9%		5%

The decrease in general and administrative expenses for the three and nine months ended September 30, 2011, as compared to the comparable period in 2010, was primarily due to a decrease in facility and personnel costs relating to our 2010 and 2011 restructuring plans. This decrease was partially offset by a decrease in allocation of general corporate costs to research and development also as a result of the reduction in headcount from our 2010 and 2011 restructuring plans, as well as an increase in marketing expenses relating to preparing for the launch of cabozantinib.

Restructuring Charge

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Restructuring charge	$2.9	$0.3	$6.2	$25.8
Dollar increase (decrease)	$2.6		$(19.6)
Percentage change	766%		76%

As part of our ongoing efforts to manage costs and our strategy to focus our proprietary resources and development efforts on cabozantinib, we implemented two restructuring plans during 2010 that resulted in an overall reduction of our workforce by 386 employees. In March 2011, we implemented an additional restructuring plan that resulted in further terminations in 2011. Taking into consideration certain employees who have since been recalled, there has been an aggregate reduction in headcount from the 2010 and 2011 restructuring plans of 402 employees. The restructuring charge taken in 2010 primarily related to termination benefits for the initial reduction of 243 positions in March 2010, in addition to facility charges relating to the exit and sublease of Building 249, while the restructuring charge taken in 2011 related primarily to facility charges associated with the exit and sublease of portions of Building 170. As a result of our 2010 and 2011 restructuring plans, we expect to incur additional restructuring charges, primarily related to facility costs, through the end of 2017.

Total Other Income (Expense), Net

Total other income (expense), net, as compared to the prior year period, was as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total other income (expense), net	$(1.8)	$(4.5)	$(8.6)	$2.8
Dollar change	$2.7		$(11.4)
Percentage change	59%		411%

Total other income (expense), net consists primarily of interest income earned on our marketable securities and gains on sales of businesses, offset by interest expense incurred on our notes payable, bank obligations, capital lease obligations, convertible notes and loans and our credit facility. The change in total other income for the three months ended September 30, 2011, as compared to the comparable period in 2010, was primarily due to a gain of $2.2 million relating to the September 2011 sale of our remaining 19.9% equity interest in TaconicArtemis GmbH (formerly know as Artemis Pharmaceuticals GmbH), or Artemis. The change in total other income (expense) for the nine months ended September 30, 2011, as compared to the comparable period in 2010, was primarily due to the recording of gains relating to the sale of our plant trait business and the sale of our cell factory business in 2010. In addition, we had increased interest expense in 2011 as a result of our entry into a note purchase agreement with Deerfield in June 2010, and gains relating to the sale of our remaining 19.9% equity interest in Artemis and the sale of excess XL647 materials in 2011.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the nine months ended September 30, 2011 and 2010, respectively (dollar amounts are presented in thousands):

	Nine Months Ended September 30,
	2011	2010
Consolidated net income (loss)	$29,401	$(74,465)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	22,150	23,780
Changes in operating assets and liabilities	(181,610)	(71,617)

Net cash used in operating activities	(130,059)	(122,302)
Net cash used in investing activities	(88,838)	(25,963)
Net cash provided by financing activities	187,668	156,811

Net (decrease) increase in cash and cash equivalents	(31,229)	8,546
Cash and cash equivalents, at beginning of period	97,440	86,796

Cash and cash equivalents, at end of period	$66,211	$95,342

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators and banks, debt-financing arrangements and equipment financing facilities. We have also financed certain of our research and development activities under our agreements with various collaborators. As of September 30, 2011, we had $313.1 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $ 4.2 million and approximately $ 93.6 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates pursuant to covenants in our loan and security agreement with Silicon Valley Bank.

Operating Activities

Our operating activities used cash of $130.1 million for the nine months ended September 30, 2011, compared to cash used of $122.3 million for the comparable period in 2010. Cash used by operating activities for the 2011 period related primarily to a reduction in our deferred revenue balance due to the termination of the 2008 Agreement with Bristol-Myers Squibb. In addition, there was a decrease in our restructuring liability as we made severance payments relating to our 2010 and 2011 restructuring plans, and a reduction in our other accrual balances due to the timing of payments made to vendors. These increases in cash used were partially offset by non-cash charges relating to stock-based compensation, depreciation and amortization, accretion of implied interest under our 2010 note purchase agreement with Deerfield, impairment of assets due to our 2010 and 2011 restructuring plans, and other non-cash changes.

Cash used by operating activities for the 2010 period related primarily to our net loss of $74.5 million, a $78.2 million reduction in deferred revenue and a gain on sale of our plant trait and cell factory businesses of $7.8 million. These increases in cash used were partially offset by non-cash charges totaling $27.5 million relating to stock-based compensation, depreciation and amortization, and asset impairment as a result of our 2010 restructuring plans in addition to a restructuring liability of $9.2 million primarily relating to Building 249.

Investing Activities

Our investing activities used cash of $88.8 million for the nine months ended September 30, 2011, compared to cash used of $26.0 million for the comparable period in 2010. Cash used by investing activities for the 2011 period was primarily driven by the purchase of $210.6 million in marketable securities offset by proceeds received from the maturity of marketable securities of $117.2 million and a decrease in our restricted cash balance of $2.2 million.

Cash used by investing activities for the 2010 period was primarily driven by the purchase of $141.2 million of marketable securities and certificates of deposit. These uses of cash were offset by proceeds from the maturity of marketable securities of $95.1 million, the sale of investments prior to maturity of $12.8 million and proceeds of $8.6 million associated with our 2007 transaction with Agrigenetics and the sale of our cell factory business in 2010. The proceeds provided by the sale and maturity of our investments were used to fund our operations.

Financing Activities

Our financing activities provided cash of $187.7 million for the nine months ended September 30, 2011, compared to cash provided of $156.8 million for the comparable period in 2010. Cash provided by our financing activities for the 2011 period consisted of net proceeds of $179.4 million from the issuance of 17.3 million shares of common stock, proceeds from the exercise of stock options of $11.7 million and $2.6 million from our Silicon Valley Bank loan agreement. These increases were partially offset by cash used for principal payments on notes payable and bank obligations of $7.0 million. Cash provided by our financing activities for the 2010 period primarily consisted of $162.5 million from our loan agreements with Silicon Valley Bank and Deerfield, as well as proceeds from employee option exercises of $2.1 million, offset by principal payments on notes payable and bank obligations of $8.9 million.

We finance property and equipment purchases through equipment financing facilities, such as bank notes payable. Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes. Over the next several years, we are required to make certain payments on notes.

Cash Requirements

We have incurred net losses since inception. For the three and nine months ended September 30, 2011, we were in a net income position of $77.9 million and $29.4 million, respectively, primarily as a result of the acceleration of deferred revenue under our 2008 Agreement with Bristol Myers-Squibb which terminated in October 2011. Notwithstanding our net income position for the three and nine months ended September 30, 2011, we anticipate further net losses and negative operating cash flow for the foreseeable future. As of September 30, 2011, we had $313.1 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $4.2 million and approximately $93.6 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, marketable securities, long-term investments and funding that we expect to receive from existing collaborators will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

the cabozantinib development program—We are focusing our proprietary resources and development efforts on cabozantinib, our most advanced compound, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. Cabozantinib is being evaluated in a broad development program encompassing multiple cancer indications. The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer and medullary thyroid cancer and will be expanded to other solid tumor indications, based on encouraging interim data that has emerged from a randomized discontinuation trial investigating cabozantinib in nine distinct tumor types and other clinical trials. On October 24, 2011, we announced that our phase 3 clinical trial of cabozantinib in medullary thyroid cancer met its primary endpoint. Assuming that the FDA permits a rolling submission of our NDA, we expect to complete an NDA filing for cabozantinib in medullary thyroid cancer in the first half of 2011 and, assuming approval of our NDA by the FDA, we currently anticipate a potential commercial launch of cabozantinib for the treatment of medullary thyroid cancer in the second half of 2012. In addition, in June 2011, we submitted to the FDA the protocol for a planned pivotal trial for cabozantinib in metastatic castration-resistant prostate cancer using an endpoint of pain reduction and bone scan response (XL184-306) for consideration of an SPA. Our goal is to initiate this trial by the end of 2011. We are also planning two additional pivotal trials in castration-resistant prostate cancer for overall survival and bone metastasis-free survival (XL184-307 and XL184-308, respectively), and expect to initiate both of these trials in 2012. Our development and commercialization plans for cabozantinib are dependent on the extent of our available financial resources. There can be no assurance that we will have sufficient financial resources independently or through other arrangements to fund a broad development plan for cabozantinib or to fund commercialization efforts. If adequate funds are not available, we may be required to delay, discontinue or elect not to pursue one or more trials or commercialization efforts for cabozantinib;

•

repayment of the notes under our note purchase agreement with Deerfield—On June 2, 2010, we entered into a note purchase agreement with Deerfield, pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million initial principal amount of our secured convertible notes, due June 2015, for an aggregate purchase price of $80.0 million, less closing fees and expenses. The outstanding principal amount of the notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. We will be required to make mandatory prepayments on the notes on an annual basis in 2013, 2014 and 2015 equal to 15% of certain payments from our collaborative arrangements received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million and, for payments due in January 2013 and 2014, a minimum prepayment amount of $10.0 million. We may also prepay all or a portion (not less than $5.0 million) of the principal amount of the notes at an optional prepayment price based on a discounted principal amount (during the first three years of the term, subject to a prepayment premium) determined as of the date of prepayment, plus accrued and unpaid interest, plus in the case of a prepayment of the full principal amount of the notes (other than prepayments upon the occurrence of specified transactions relating to a change of control or a substantial sale of assets), all accrued interest that would have accrued between the date of such prepayment and the next anniversary of the note purchase agreement. In lieu of making any optional or mandatory prepayment in cash, subject to certain limitations, we have the right to convert all or a portion of the principal amount of the notes into, or satisfy all or any portion of the optional prepayment amounts or mandatory prepayment amounts (other than the first $10.0 million of mandatory prepayments required in 2013 and 2014) with shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the notes in cash, subject to certain limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. In the event the market price for our common stock is depressed, we may not be able to convert the principal amount of the notes or satisfy our payment obligations in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to convert the notes or satisfy our payment obligations may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay the notes or satisfy our payment obligations under the note purchase agreement when due or that we will comply with the conditions to our ability to convert the principal amount of the notes into or satisfy our payment obligations with shares of our common stock;

•

repayment of our loan from Silicon Valley Bank—On June 2, 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in an amount of $80.0 million. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. In accordance with the terms of the loan and security agreement, we are also required to maintain on deposit an amount equal to at least 100% of the outstanding principal balance of the term loan at all times as support for our obligations under the loan and security agreement. As a result, although the proceeds of the new term loan improve our ability to comply with minimum working capital and cash covenants imposed by our debt instruments with Deerfield and thus provide us with more flexibility to use our other cash resources, the proceeds of the term loan cannot directly be used to satisfied our other obligations without causing a default under our loan and security agreement with Silicon Valley Bank;

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

prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. In accordance with the terms of the loan and security agreement, we are also required to maintain on deposit an amount equal to at least 100% of the outstanding principal balance of the term loan at all times as support for our obligations under the loan and security agreement. As a result, although the proceeds of the new term loan improve our ability to comply with minimum working capital and cash covenants imposed by our debt instruments with Deerfield and thus provide us with more flexibility to use our other cash resources, the proceeds of the term loan cannot directly be used to satisfied our other obligations without causing a default under our loan and security agreement with Silicon Valley Bank;

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

We may need to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. As described below, the terms of our debt owed to Deerfield and Silicon Valley Bank each contain covenants requiring us to maintain specified cash balances or levels of working capital:

•

Deerfield—Our note purchase agreement with Deerfield contains an event of default that would be triggered if our “cash and cash equivalents” fall below $10.0 million as of December 30, 2011, subject to a cure period. Upon such an event of default, Deerfield may declare all or a portion of the Put Price to be immediately due and payable. “Cash and cash equivalents” for purposes of our note purchase agreement includes our total cash, cash equivalents and short-term and long-term marketable securities. As of September 30, 2011, our “cash and cash equivalents” were $308.9 million.

•

Silicon Valley Bank—Our loan and security agreement with Silicon Valley Bank requires that we maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all lines of credit under the loan and security agreement at all times in one or more non-interest bearing certificate of deposit account(s) or interest bearing investment account(s) with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement. If the balance on our deposit account(s) falls below the required level for more than 10 days, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us. Our loan and security agreement with Silicon Valley Bank also contains similar deposit covenants with respect to funds drawn under our equipment lines of credit.

If we cannot raise additional capital in order to remain in compliance with our financial covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at September 30, 2011 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 22, 2011. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of September 30, 2011 and December 31, 2010. As of September 30, 2011 and December 31, 2010, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $7.6 million and $9.7 million, respectively.

In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. Most of our foreign expenses incurred are associated with establishing and conducting clinical trials for cabozantinib and various other compounds in our pipeline at sites outside of the United States. Our agreements with the foreign sites that conduct such clinical trials generally provide that payments for the services provided will be calculated in the currency of that country, and converted into U.S. dollars using various exchange rates based upon when services are rendered or the timing of invoices. When the U.S. dollar weakens against foreign currencies, the U.S. dollar value of the foreign-currency denominated expense increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated expense decreases. As of September 30, 2011 and December 31, 2010, approximately $3.0 million and $3.1 million, respectively, of our clinical accrual balance related to foreign currencies. As of September 30, 2011 and December 31, 2010, an adverse change of one percentage point in the foreign currency exchange rates would have resulted in a net loss of $30 thousand and $31 thousand, respectively.

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

As of September 30, 2011, we had $313.1 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $4.2 million and approximately $93.6 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, marketable securities, long-term investments and funding that we expect to receive from existing collaborators will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

the cabozantinib development program—We are focusing our proprietary resources and development efforts on cabozantinib, our most advanced compound, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. Cabozantinib is being evaluated in a broad development program encompassing multiple cancer indications. The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer and medullary thyroid cancer and will be expanded to other solid tumor indications, based on encouraging interim data that has emerged from a randomized discontinuation trial investigating cabozantinib in nine distinct tumor types and other clinical trials. On October 24, 2011, we announced that our phase 3 clinical trial of cabozantinib in medullary thyroid cancer met its primary endpoint. Assuming the FDA permits a rolling submission of our NDA, we expect to complete an NDA filing for cabozantinib in medullary thyroid cancer in the first half of 2011 and, assuming approval of our NDA by the FDA, we currently anticipate a potential commercial launch of cabozantinib for the treatment of medullary thyroid cancer in the second half of 2012. In addition, in June 2011, we submitted to the FDA the protocol for a planned pivotal trial for cabozantinib in metastatic castration-resistant prostate cancer using an endpoint of pain reduction and bone scan response (XL184-306) for consideration of an SPA. Our goal is to initiate this trial by the end of 2011. We are also planning two additional pivotal trials in castration-resistant prostate cancer for overall survival and bone metastasis-free survival (XL184-307 and XL184-308, respectively), and expect to initiate both of these trials in 2012. Our development and commercialization plans for cabozantinib are dependent on the extent of our available financial resources. There can be no assurance that we will have sufficient financial resources independently or through other arrangements to fund a broad development plan for cabozantinib or to fund commercialization efforts. If adequate funds are not available, we may be required to delay, discontinue or elect not to pursue one or more trials or commercialization efforts for cabozantinib;

•

repayment of the notes under our note purchase agreement with Deerfield—On June 2, 2010, we entered into a note purchase agreement with entities affiliated with Deerfield, pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million initial principal amount of our secured convertible notes, due June 2015, for an aggregate purchase price of $80.0 million, less closing fees and expenses. The outstanding principal amount of the notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. We will be required to make mandatory prepayments on the notes on an annual basis in 2013, 2014 and 2015 equal to 15% of our collaborative arrangements received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million and, for payments due in January 2013 and 2014, a minimum prepayment amount of $10.0 million. We may also prepay all or a portion (not less than $5.0 million) of the principal amount of the notes at an optional prepayment price based on a discounted principal amount (during the first three years of the term, subject to a prepayment premium) determined as of the date of prepayment, plus accrued and unpaid interest, plus in the case of a prepayment of the full principal amount of the notes (other than prepayments upon the occurrence of specified transactions relating to a change of control or a substantial sale of assets), all accrued interest that would have accrued between the date of such prepayment and the next anniversary of the note purchase agreement. In lieu of making any optional or mandatory prepayment in cash, subject to certain limitations, we have the right to convert all or a portion of the principal amount of the notes into, or satisfy all or any portion of the optional prepayment amounts or mandatory prepayment amounts (other than the first $10.0 million of mandatory prepayments required in 2013 and 2014) with shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the notes in cash, subject to certain limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. In the event the market price for our common stock is depressed, we may not be able to convert the principal amount of the notes or satisfy our payment obligations in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to convert the notes or satisfy our payment obligations may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay the notes or satisfy our payment obligations under the note purchase agreement when due or that we will comply with the conditions to our ability to convert the principal amount of the notes into or satisfy our payment obligations with shares of our common stock;

•

repayment of our loan from Silicon Valley Bank—On June 2, 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in an amount of $80.0 million. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. In accordance with the terms of the loan and security agreement, we are also required to maintain on deposit an amount equal to at least 100% of the outstanding principal balance of the term loan at all times as support for our obligations under the loan and security agreement. As a result, although the proceeds of the new term loan improve our ability to comply with minimum working capital and cash covenants imposed by our debt instruments with Deerfield and thus provide us with more flexibility to use our other cash resources, the proceeds of the term loan cannot directly be used to satisfied our other obligations without causing a default under our loan and security agreement with Silicon Valley Bank;

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

We may need to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. As described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements,” the terms of our debt owed to Deerfield and Silicon Valley Bank each contain covenants requiring us to maintain specified cash balances or working capital. The failure to comply with these covenants could result in an acceleration of the underlying debt obligations. If we cannot raise additional capital in order to remain in compliance with such covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*

We have incurred net losses since inception. However, for the three and nine months ended September 30, 2011, we were in a net income position of $77.9 million and $29.4 million, respectively, primarily as a result of the acceleration of deferred revenue under our 2008 Agreement with Bristol Myers-Squibb that terminated in October 2011. As of September 30, 2011, we had an accumulated deficit of $1,152.7 million. Notwithstanding our net income position for the three and nine months ended September 30, 2011, we anticipate further net losses and negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of cabozantinib or any other product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, research funding, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. If research funding we receive from collaborators decreases, we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues to date, and we expect to spend significant additional amounts to fund the development of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since September 30, 2011, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.

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

We have limited experience in conducting clinical trials and may not be able to rapidly or effectively continue the further development of cabozantinib or meet current or future requirements of the FDA including those identified based on our discussions with the FDA. Our planned clinical trials may not begin on time, or at all, may not be completed on schedule, or at all, may not be sufficient for registration of cabozantinib or may not result in an approvable product.

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

•

collaborations may be terminated (as occurred with respect to cabozantinib and XL281, that were previously subject to our 2008 Agreement with Bristol-Myers Squibb) or allowed to expire, which would delay the development and may increase the cost of developing our drug candidates.

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

If any of these agreements is terminated early (as occurred with respect to cabozantinib and XL281, which were previously subject to our 2008 Agreement with Bristol-Myers Squibb), whether unilaterally or by mutual agreement, our revenues could suffer. Most of our collaboration agreements contain early termination provisions. In addition, from time to time we review and assess certain aspects of our collaborations, partnerships and agreements and may amend or terminate, either by mutual agreement or pursuant to any applicable early termination provisions, such collaborations, partnerships or agreements if we deem them to be no longer in our economic or strategic interests. We may not be able to enter into new collaboration agreements on similar or superior financial terms to offset the loss of revenues from the termination or expiration of any of our existing or recently terminated arrangements.

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

Risks Related to Regulatory Approval of Cabozantinib

Cabozantinib is subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize this product candidate.*

Cabozantinib, as well as the activities associated with the research, development and commercialization of the product candidate, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for cabozantinib would prevent us from commercializing this product candidate. We have not received regulatory approval to market cabozantinib in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Before an NDA can be submitted to the FDA, the product candidate must undergo extensive clinical trials, which can take many years and requires substantial expenditures. Any clinical trial may fail to produce results satisfactory to the FDA. For example, the FDA could determine that the design of a clinical trial is inadequate to produce reliable results. The regulatory process also requires preclinical testing, and data obtained from preclinical and clinical activities are susceptible to varying interpretations. The FDA has substantial discretion in the approval process and may refuse to approve any NDA or decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. For example, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of cabozantinib.

We are conducting our phase 3 clinical trial of cabozantinib as a potential treatment for medullary thyroid cancer under an SPA with the FDA. In addition, we have submitted to the FDA the protocol for a planned pivotal trial for cabozantinib in metastatic castration-resistant prostate cancer using an endpoint of pain reduction and bone scan response (XL184-306) for consideration of an SPA. An SPA is designed to facilitate the FDA’s review and provide feedback on the proposed design and size of clinical trials that are intended to form the primary basis for determining a product candidate’s efficacy. If agreement is reached with the FDA, an SPA agreement documents the terms and conditions under which the design of the subject trial will be adequate for submission of the efficacy and human safety portion of an NDA. However, there are circumstances under which we may not receive the benefits of an SPA, notably if the FDA subsequently identifies a substantial scientific issue essential to determining the product candidate’s safety or efficacy, and we may be required to conduct significant additional development in order to obtain regulatory approval notwithstanding the SPA.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell cabozantinib, we may be unable to generate product revenues.*

We have no experience as a company in the sales and distribution of pharmaceutical products and do not have a sales organization. Developing a sales force could be expensive and time-consuming, could delay any product launch, including our potential launch of cabozantinib for the treatment of medullary thyroid cancer, and we may never be able to develop this capacity. To the extent that we enter into arrangements with third parties to provide sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell cabozantinib ourselves. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenues.

If we are unable to obtain adequate coverage and reimbursement from third-party payors for cabozantinib, our revenues and prospects for profitability will suffer.

Our ability to commercialize cabozantinib will be highly dependent on the extent to which coverage and reimbursement for the product candidate will be available from third-party payors, including governmental payors, such as Medicare and Medicaid, and private health insurers. Many patients will not be capable of paying themselves for cabozantinib and will rely on third-party payors to pay for, or subsidize, their medical needs. If third-party payors do not provide coverage or reimbursement for cabozantinib, our revenues and prospects for profitability will suffer. In addition, even if third-party payors provide some coverage or reimbursement for cabozantinib, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans often varies based on the type of contract or plan purchased.

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

•

an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23% and 13% of the average manufacturer price for branded and generic drugs, respectively;

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

Our competitors may develop products and technologies that make cabozantinib obsolete.*

The biotechnology industry is highly fragmented and is characterized by rapid technological change. In particular, the area of kinase-targeted therapies is a rapidly evolving and competitive field. We face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. In addition, significant delays in the development of cabozantinib could allow our competitors to bring products to market before us, which would impair our ability to commercialize cabozantinib. Our future success will depend upon our ability to maintain a competitive position with respect to technological advances. Any products that are developed through our technologies will compete in highly competitive markets. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive. There may also be drug candidates of which we are not aware at an earlier stage of development that may compete with cabozantinib. In addition, if cabozantinib is successfully developed, it may compete with existing therapies that have long histories of use, such as chemotherapy and radiation treatments in cancer indications. Examples of potential competition for cabozantinib include: AstraZeneca’s RET, VEGFR and EGFR inhibitor, vandetanib; Algeta’s development-stage alpha-pharmaceutical, Alpharadin (Radium-223); other VEGF pathway inhibitors, including Genentech’s bevacizumab; and other MET inhibitors, including Pfizer’s crizotinib, ArQule’s ARQ197, GlaxoSmithKline’s foretinib (XL880) and Genentech’s Met MAb.

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

Risks Related to Employees and Location

The loss of key personnel or the inability to retain and, where necessary, attract additional personnel could impair our ability to expand our operations.*

We are highly dependent upon the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. Also, we may not have sufficient personnel to execute our business plan. Retaining and, where necessary, recruiting qualified clinical and scientific personnel will be critical to support activities related to advancing our clinical and preclinical development programs, and supporting our collaborative arrangements and our internal proprietary research and development efforts. The restructuring plans that we implemented in 2010 and 2011 and additional and planned personnel reductions through 2012 could have an adverse impact on our ability to retain and recruit qualified personnel. Competition is intense for experienced clinical personnel, and we may be unable to retain or recruit clinical personnel with the expertise or experience necessary to allow us to pursue collaborations, develop our products and core technologies or expand our operations to the extent otherwise possible. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

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

Date: October 27, 2011	EXELIXIS, INC.

/s/ Frank Karbe
Frank Karbe Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
2.1*	Share Sale and Transfer Agreement, dated November 20, 2007, by and between Taconic Farms, Inc. and Exelixis, Inc.	10-K	000-30235	2.3	2/25/2008

3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010

3.3	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	10/4/2007

4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	2/7/2000

4.2	Form of Warrant, dated June 10, 2009, to purchase 500,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	10-Q, as amended	000-30235	4.4	7/30/2009

4.3*	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC.	10-Q	000-30235	10.8	8/9/2005

4.4*	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued or issuable to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited	8-K	000-30235	4.9	6/9/2008

4.5	Form of Common Stock Agreement and Warrant Certificate	S-3, as amended	333-158792	4.17	4/24/2009

4.6	Form of Preferred Stock Agreement and Warrant Certificate	S-3, as amended	333-158792	4.18	4/24/2009

4.7	Form of Debt Securities Warrant Agreement and Warrant Certificate	S-3, as amended	333-158792	4.19	4/24/2009

4.8	Form of Senior Debt Indenture	S-3, as amended	333-158792	4.13	5/28/2009

4.9	Form of Subordinated Debt Indenture	S-3, as amended	333-158792	4.14	5/28/2009

4.10	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design International, L.P.	10-Q	000-30235	10.1 (Exhibit A-1)	8/5/2010

4.11	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design Fund, L.P.	10-Q	000-30235	10.1 (Exhibit A-2)	8/5/2010

10.1†	Separation Agreement and Release dated July 18, 2011, by and between Exelixis, Inc. and Frances K. Heller.					X

10.2†	Exelixis, Inc. Change in Control and Severance Benefit Plan, as amended and restated.					X

10.3	Sublease, dated July 25, 2011, between Exelixis, Inc. and Nodality, Inc.					X

10.4	Consent to Sublease, dated August 16, 2011, by and among HCP Life Science REIT, Inc., Exelixis, Inc. and Nodality, Inc.					X

10.5	Sublease, dated July 25, 2011, between Exelixis, Inc. and Threshold Pharmaceuticals, Inc.					X

10.6	Consent to Sublease, dated August 19, 2011, by and among HCP Life Science REIT, Inc., Exelixis, Inc. and Threshold Pharmaceuticals, Inc.					X

10.7**	Amendment No. 11, dated August 18, 2011, to the Loan and Security Agreement, dated May 22, 2002, by and between					X

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
Silicon Valley Bank and Exelixis, Inc.

10.8†	Severance/Consulting Agreement and Release dated September 28, 2011, by and between Exelixis, Inc. and Lupe M. Rivera.					X

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1‡	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).					X

101.INS#	XBRL Instance Document					X

101.SCH#	XBRL Taxonomy Extension Schema Document					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Confidential treatment granted for certain portions of this exhibit.
**	Confidential treatment requested for certain portions of this exhibit.
†	Management contract or compensatory plan.
‡	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
#	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.