Form 10-K
period 2011-12-30
EXELIXIS INC
filed 2012-02-22
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 30, 2011

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,153,817,690 (Based on the closing sales price of the registrant’s common stock on that date. Excludes an aggregate of 3,148,842 shares of the registrant’s common stock held by persons who were directors and/or executive officers of the registrant at July 1, 2011 on the basis that such persons may be deemed to have been affiliates of the registrant at such date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.)

As of February 15, 2012, there were 148,420,470 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 28, 2012, in connection with the registrant’s 2012 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

Exelixis has adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st. Fiscal year 2009, a 52-week year, ended on January 1, 2010, fiscal year 2010, a 52-week year, ended on December 31, 2010, and fiscal year 2011, a 52-week year, ended on December 30, 2011. Fiscal year 2012, a 52-week year, will end on December 28, 2012. For convenience, references in this report as of and for the fiscal years ended January 1, 2010, December 31, 2010 and December 30, 2011 are indicated on a calendar year basis, ended December 31, 2009, 2010 and 2011, respectively.

ITEM 1.	BUSINESS

Overview

We are a biotechnology company committed to developing small molecule therapies for the treatment of cancer. We are focusing our proprietary resources and development efforts exclusively on cabozantinib, or XL184, our most advanced product candidate, in order to maximize the therapeutic and commercial potential of this compound. We believe cabozantinib has the potential to be a high-quality, broadly-active, differentiated pharmaceutical product that can make a meaningful difference in the lives of patients. We have also established a portfolio of other novel compounds that we believe have the potential to address serious unmet medical needs, many of which are being advanced by partners as part of collaborations.

Cabozantinib

Cabozantinib inhibits MET, VEGFR2 and RET, proteins that are key drivers of tumor growth, vascularization and/or metastasis. Cabozantinib has shown novel and differentiated activity in multiple cancer indications. The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer, or CRPC, and medullary thyroid cancer but also includes the evaluation of other tumor types. Exelixis has implemented a strategy to investigate cabozantinib in a comprehensive development program for CRPC to potentially generate a product that could effectively compete in the CRPC marketplace. Two phase 3 pivotal trials, COMET-1 (CabOzantinib MET Inhibition CRPC Efficacy Trial-1, formerly known as XL184-307) and COMET-2 (CabOzantinib MET Inhibition CRPC Efficacy Trial-2, formerly known as XL184-306), were designed to provide an opportunity to commercially differentiate cabozantinib as an oncology agent with a potentially beneficial impact on overall survival, pain palliation and narcotic usage. We expect to initiate the COMET-1 trial with an overall survival endpoint in the first half of 2012. We initiated the COMET-2 trial with a pain palliation endpoint in December 2011. We also initiated a rolling submission of a new drug application, or NDA, for cabozantinib in medullary thyroid cancer in December 2011 following our October

2011 announcement of the top-line results of the primary endpoint of our ongoing phase 3 clinical trial of cabozantinib as a potential treatment for medullary thyroid cancer, known as the EXAM trial (Efficacy of XL184 (Cabozantinib) in Advanced Medullary Thyroid Cancer).

We expect to expand the cabozantinib development program to other solid tumor indications, based on encouraging interim data that have emerged from the randomized discontinuation trial, or RDT, investigating cabozantinib in nine distinct tumor types, as well as other clinical trials. Objective tumor responses have been observed in patients treated with cabozantinib in 12 of 13 individual tumor types investigated to date, reflecting the broad potential clinical activity and commercial opportunity of this new product candidate. Interim data suggest that cabozantinib has shown novel activity against bone and soft tissue lesions in patients with CRPC. We have also observed resolution of metastatic bone lesions on bone scan in patients with metastatic breast cancer, renal cell carcinoma, thyroid cancer and melanoma. Interim data from the CRPC cohort of the RDT reported at the American Society of Clinical Oncology Annual Meeting in June 2011 demonstrated that in addition to improvement of bone lesions on bone scan observed in the majority (75%) of patients, 67% of patients with bone metastases and bone pain at baseline also experienced alleviation of pain. This observation has been corroborated in a non-randomized expansion cohort, or NRE, of CRPC patients in the RDT, which collected prospectively defined patient reported outcomes on pain and narcotic use. Interim data from the NRE reported at the AACR-NCI-EORTC Symposium on Molecular Targets and Cancer Therapeutics in November 2011 demonstrated that 48% of CRPC patients with moderate to severe pain in the NRE experienced durable pain reduction greater than or equal to 30%. The median best pain reduction was 46%. In addition, these interim data indicated that 56% of CRPC patients in the NRE with moderate to severe bone pain and on narcotics at baseline were able to reduce or discontinue narcotic medication. Lower starting doses of cabozantinib are being evaluated through a dose-ranging study in CRPC patients conducted through an investigator sponsored trial, or IST. Preliminary data from the IST demonstrate that a daily dose of 40 mg resulted in a rate of bone scan responses similar to that of a 100 mg daily dose used in the RDT and was associated with improved tolerability compared with the higher dose. In addition, preliminary data from a cohort of CRPC patients in the NRE treated at a daily dose of 40 mg demonstrate pain palliation responses consistent with observations at the 100 mg daily dose.

It is a priority for us to generate additional data from the RDT as well as other ongoing exploratory clinical trials for cabozantinib in a broad range of tumor types, including ovarian cancer, melanoma, breast cancer, non-small cell lung cancer, hepatocellular cancer, renal cell carcinoma and differentiated thyroid cancer, to support further prioritization of our clinical and commercial options. In November 2011, we entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute’s Cancer Therapy Evaluation Program, or CTEP, for further evaluation of cabozantinib across multiple tumor types and in combination with other anti-tumor agents in a cost-effective manner for Exelixis. We believe that cabozantinib’s clinical profile is compelling and will allow commercial differentiation, assuming regulatory approval.

EXAM Phase 3 Clinical Trial in Medullary Thyroid Cancer

Cabozantinib is being studied in an ongoing global phase 3 registration trial in medullary thyroid cancer known as the EXAM trial. In October 2011, we announced the top-line results of the primary endpoint of the EXAM trial. The trial met its primary endpoint of improving progression-free survival compared with placebo and substantially exceeded the threshold of a 75% increase in progression-free survival originally assumed when the trial was designed. Cabozantinib significantly improved median progression-free survival by 7.2 months compared with placebo. The median progression-free survival on the cabozantinib arm was 11.2 months versus 4.0 months on the placebo arm: hazard ratio 0.28 (95% CI 0.19, 0.40), p < 0.0001. We intend to report data from the EXAM trial at an upcoming medical conference in 2012. In December 2011, we initiated a rolling submission of an NDA for cabozantinib in medullary thyroid cancer, and we expect to complete the NDA filing in the first half of 2012. Cabozantinib is eligible for a rolling submission as a result of the United States Food and Drug Administration, or FDA, granting cabozantinib in medullary thyroid cancer Fast Track designation, which often results in a drug being considered appropriate to receive a priority review. Assuming priority review, we currently anticipate a potential approval of our NDA by the FDA by the end of 2012.

The EXAM trial was initiated in 2008 following agreement between the FDA and us on the trial design through the FDA’s Special Protocol Assessment, or SPA, process. In January 2011, the FDA granted orphan drug designation to cabozantinib for the treatment of follicular, medullary, and anaplastic thyroid carcinoma and metastatic or locally advanced papillary thyroid cancer. Orphan drug status is granted to treatments for diseases that affect fewer than 200,000 people in the United States and provides the benefits of potential market exclusivity for the orphan-designated product for the orphan-designated indication for seven years, tax credits of up to 50% of the qualified clinical trial expenses and a waiver of FDA application user fees.

Phase 3 Clinical Trials in Castration-Resistant Prostate Cancer

Our comprehensive CRPC development program is centered around our COMET-1 trial, which we plan to initiate in the first half of 2012, and our COMET-2 trial, which was initiated in December 2011, each of which is described below. We are also exploring other potential pivotal trials in the prostate cancer indication.

COMET-1 Trial Design. The primary endpoint of the COMET-1 trial will be overall survival. The double-blind trial will be conducted in patients with castration-resistant prostate cancer with bone metastases who have failed prior docetaxel and abiraterone or MDV3100 therapies. Patients will be randomized in a 2:1 ratio to receive cabozantinib at 60 mg daily or prednisone. The trial is expected be executed globally and at non-overlapping sites with the COMET-2 trial.

COMET-2 Trial Design. The double-blind COMET-2 trial is designed to enroll 246 patients with castration-resistant prostate cancer that is metastatic to the bone, who are suffering from moderate to severe bone pain despite optimized narcotic medication, and who have failed prior docetaxel and abiraterone or MDV3100 therapies. The trial will be conducted in English-speaking regions, including the United States, Canada and the United Kingdom. Patients will be randomized 1:1 to receive either cabozantinib or mitoxantrone/prednisone. Alleviation of bone pain will be the primary endpoint and will be measured by comparing the percentage of patients in the two treatment arms who achieve a pain response at Week 6 that is confirmed at Week 12. The trial design assumes that 25% of patients in the cabozantinib arm will have a pain response while 8% of patients in the mitoxantrone/prednisone arm will have a pain response. Prior to randomization, patients will undergo a period during which their pain medication is optimized using one long acting narcotic medication and one immediate release narcotic medication. This optimization follows a standard approach defined in the National Comprehensive Cancer Network guidelines. Patients in the cabozantinib arm will be dosed at 60 mg per day until the patient no longer receives clinical benefit. The definition of a responder with respect to the bone pain endpoint is a greater than or equal to 30% decrease from baseline in the average of the daily worst pain intensity collected over seven days in Week 6 and confirmed in Week 12, with neither a concomitant increase in average daily dose of any narcotic pain medication, nor addition of any new narcotic pain medication. Overall survival will be a secondary endpoint of the COMET-2 trial. The trial will be deemed successful if the primary endpoint of statistically significant pain improvement is met and the overall survival analysis does not show an adverse impact on overall survival in the cabozantinib arm. We originally submitted the proposed clinical protocol for the COMET-2 trial to the FDA in June 2011 with a request for a SPA but were not able to reach a timely agreement with the FDA under a SPA on the proposed study design and analysis.

Strategy

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

Consistent with our decision to focus on cabozantinib and aggressively manage our expenses, we have discontinued development efforts with respect to our remaining unpartnered compounds and programs, and are considering collaborations or other external opportunities for further development of these compounds and programs.

Collaborations

We have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Sanofi, Genentech, Inc. (a wholly owned member of the Roche Group), GlaxoSmithKline, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo Company Limited, or Daiichi Sankyo, for various compounds and programs in our portfolio. Pursuant to these collaborations, we have out-licensed compounds or programs to a partner for further development and commercialization, generally have no further unfunded cost obligations related to such compounds or programs and may be entitled to receive research funding, milestones and royalties or a share of profits from commercialization. Several of the out-licensed compounds are in multiple phase 2 studies and could potentially be of significant value to us if their development progresses successfully. With respect to our partnered compounds, we are eligible to receive potential milestone payments under our collaborations totaling approximately $3.1 billion in the aggregate on a non-risk adjusted basis, of which 10% are related to clinical development milestones, 44% are related to regulatory milestones and 46% are related to commercial milestones.

Bristol-Myers Squibb

TGR5 License Agreement. In October 2010, we entered into a global license agreement with Bristol-Myers Squibb pursuant to which we granted to Bristol-Myers Squibb a license to our small-molecule TGR5 agonist program, including rights to the program’s lead compound, XL475, as well as potential backups. The license agreement became effective in November 2010 following clearance under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. The license agreement was amended and restated in April 2011 in connection with an assignment of patents to one of our wholly-owned subsidiaries.

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

ROR Collaboration Agreement. In October 2010, we entered into a worldwide collaboration with Bristol-Myers Squibb pursuant to which each party granted to the other certain intellectual property licenses to enable the parties to discover, optimize and characterize ROR antagonists that may subsequently be developed and commercialized by Bristol-Myers Squibb. In November 2010 we received a nonrefundable upfront cash payment of $5.0 million from Bristol-Myers Squibb. Additionally, for each product developed by Bristol-Myers Squibb under the collaboration, we will be eligible to receive development and regulatory milestones of up to $255.0 million in the aggregate and commercialization milestones of up to $150.0 million in the aggregate, as well as royalties on commercial sales of any such products. The collaboration agreement was amended and restated in April 2011 in connection with an assignment of patents to one of our wholly-owned subsidiaries.

Under the terms of the collaboration agreement, we will be responsible for activities related to the discovery, optimization and characterization of the ROR antagonists during the collaborative research period. In July 2011, we earned a $2.5 million milestone payment for achieving certain lead optimization criteria. The collaborative research period began on October 8, 2010 and will end on the earlier to occur of (i) July 8, 2013 if a compound has not satisfied certain specified criteria by such time or (ii) the date when such compound satisfied the next level of specified criteria, whichever is earlier. Following the collaborative research period, Bristol-Myers Squibb will have sole responsibility for any further research, development, manufacture and commercialization of products developed under the collaboration and will bear all costs and expenses associated with those activities.

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

On July 8, 2011, we and one of our wholly-owned subsidiaries received written notification from Bristol-Myers Squibb of its decision to terminate the collaboration agreement on a worldwide basis as to XL281. The termination was made pursuant to the terms of the collaboration agreement and became effective on October 8, 2011. Bristol-Myers Squibb informed us that the termination was based upon Bristol-Myers Squibb’s review of XL281 in the context of Bristol-Myers Squibb’s overall research and development priorities and pipeline products. Upon the effectiveness of the termination, Bristol-Myers Squibb’s license relating to XL281 terminated, and rights to XL281 reverted to us. We also received, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize XL281. We have discontinued activities related to XL281 and do not currently expect to further research, develop or commercialize XL281.

On June 18, 2010, we regained full rights to develop and commercialize cabozantinib under the collaboration agreement following receipt of notice from Bristol-Myers Squibb of its decision to terminate the collaboration agreement, solely as to cabozantinib, on a worldwide basis. Bristol-Myers Squibb informed us that the termination was based upon its review of cabozantinib in the context of Bristol-Myers Squibb’s overall research and development priorities and pipeline products. On June 28, 2010, in connection with the termination, we received a $17.0 million transition payment from Bristol-Myers Squibb in satisfaction of its obligations under the collaboration agreement to continue to fund its share of development costs for cabozantinib for a period of three months following the notice of termination. As a result of the termination, Bristol-Myers Squibb’s license relating to cabozantinib terminated and its rights to cabozantinib reverted to us, and we received, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize cabozantinib.

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

For each IND candidate selected, we were entitled to receive a $20.0 million selection milestone from Bristol-Myers Squibb. Once selected, Bristol-Myers Squibb became responsible for leading the further development and commercialization of the selected IND candidates. In addition, we had the right to opt in to co-promote the selected IND candidates, in which case we would equally share all development costs and profits in the United States. In January 2008 and November 2008, Bristol-Myers Squibb exercised its option under the collaboration to develop and commercialize XL139 (BMS-833923), a Hedgehog inhibitor, and XL413 (BMS-863233), a CDC7 inhibitor, respectively. Under the terms of the collaboration agreement, the selection of XL139 and XL413 by Bristol-Myers Squibb entitled us to milestone payments of $20.0 million each, which we received in February 2008 and December 2008, respectively. In addition, we exercised our option under the collaboration agreement to co-develop and co-commercialize each of XL139 and XL413 in the United States. However, in September 2010, we and Bristol-Myers Squibb terminated the XL413 program due to an unfavorable pharmacological profile observed in phase 1 clinical evaluation. Additionally, in connection with an amendment to the collaboration which became effective in November 2010, we exercised our right to opt-out of further co-development of XL139 in consideration for a cash payment of $20.0 million. The collaboration agreement was amended and restated in April 2011 in connection with an assignment of patents to one of our wholly-owned subsidiaries. We have no further responsibility for conducting new activities or funding new development or commercialization activities with respect to XL139 and will therefore no longer be eligible to share profits on sales of any commercialized products under the collaboration. We will continue to be eligible to receive regulatory and commercial milestones of up to $260.0 million as well as double-digit royalties on any future sales of any products commercialized under the collaboration. As a result of the November 2010 amendment to the collaboration, the research term has ended, and we have no further obligation to deliver to Bristol-Myers Squibb a third IND candidate under the collaboration.

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

LXR Collaboration. In December 2005, we entered into a collaboration agreement with Bristol-Myers Squibb for the discovery, development and commercialization of novel therapies targeted against LXR, a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. This agreement became effective in January 2006, at which time we granted Bristol-Myers Squibb an exclusive worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR. During the research term, we jointly identified drug candidates with Bristol-Myers Squibb that were ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by Bristol-Myers Squibb, Bristol-Myers Squibb agreed to be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and sales/marketing activities for the selected drug candidate. We do not have rights to reacquire the drug candidates selected by Bristol-Myers Squibb. The research term expired in January 2010 and we transferred the technology to Bristol-Myers Squibb in 2011 to enable it to continue the LXR program. The collaboration agreement was amended and restated in April 2011 in connection with an assignment of patents to one of our wholly-owned subsidiaries.

Under the collaboration agreement, Bristol-Myers Squibb paid us a nonrefundable upfront cash payment in the amount of $17.5 million and was obligated to provide research and development funding of $10.0 million per year for an initial research period of two years. In September 2007, the collaboration was extended at Bristol-Myers Squibb’s request through January 12, 2009, and in November 2008, the collaboration was further extended at Bristol-Myers Squibb’s request through January 12, 2010. Under the collaboration agreement, Bristol-Myers Squibb is required to pay us development and regulatory milestones of up to $138.0 million per product for up to two products from the collaboration. In addition, we are also entitled to receive sales milestones of up to $225.0 million and royalties on sales of any products commercialized under the collaboration. In connection with the extension of the collaboration through January 2009 and subsequently through January 2010, Bristol-Myers Squibb paid us additional research funding of approximately $7.7 million and approximately $5.8 million, respectively. In December 2007, we received $5.0 million for achieving a development milestone.

Sanofi

In May 2009, we entered into a global license agreement with Sanofi for XL147 (SAR245408) and XL765 (SAR245409), leading inhibitors of phosphoinositide-3 kinase, or PI3K, and a broad collaboration for the discovery of inhibitors of PI3K for the treatment of cancer. The license agreement and collaboration agreement became effective on July 7, 2009. In connection with the effectiveness of the license and collaboration, on July 20, 2009, we received upfront payments of $140.0 million ($120.0 million for the license and $20.0 million for the collaboration), less applicable withholding taxes of $7.0 million, for a net receipt of $133.0 million. We receive a refund payment in December 2011 with respect to the withholding taxes previously withheld.

Under the license agreement, Sanofi received a worldwide exclusive license to XL147 and XL765, which are in phase 1, phase 1b/2 and phase 2 clinical trials, and has sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities. Sanofi is responsible for funding all development activities with respect to XL147 and XL765, including our activities. Following the effectiveness of the license agreement, we conducted the majority of the clinical trials for XL147 and XL765 at the expense of Sanofi. As provided for under the license agreement, however, the parties transitioned all development activities for these compounds to Sanofi in 2011.

We will be eligible to receive development, regulatory and commercial milestones under the license agreement of $745 million in the aggregate, as well as royalties on sales of any products commercialized under the license.

Sanofi may, upon certain prior notice to us, terminate the license as to products containing XL147 or XL765. In the event of such termination election, Sanofi’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms, conditions and potential payment obligations, licenses from Sanofi to research, develop and commercialize such products.

In December 2011, we and Sanofi entered into an agreement pursuant to which the parties terminated the discovery collaboration agreement and released each other from any potential liabilities arising under the collaboration agreement prior to effectiveness of the termination in December 2011. Each party retains ownership of the intellectual property that it generated under the collaboration agreement, and we granted Sanofi covenants not-to-enforce with respect to certain of our intellectual property rights. The termination agreement also provided that Sanofi would make a payment to us of $15.3 million, which we received in January 2012. If either party or its affiliate or licensee develops and commercializes a therapeutic product containing an isoform-selective PI3K inhibitor that arose from such party’s work (or was derived from such work) under the collaboration agreement, then such party will be obligated to pay royalties to the other party based upon the net sales of such products. The termination agreement provides that Sanofi will make a one-time milestone payment to us upon the first receipt by Sanofi or its affiliate or licensee of marketing approval for the first therapeutic product containing an isoform-selective PI3K inhibitor that arose from Sanofi’s work (or was derived from such work) under the collaboration agreement.

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

In July 2008, we achieved proof-of-concept for cabozantinib and submitted the corresponding data report to GlaxoSmithKline. In October 2008, GlaxoSmithKline notified us in writing that it decided not to select cabozantinib for further development and commercialization and that it waived its right to select XL281, XL228, XL820 and XL844 for further development and commercialization. As a result, we retained the rights to develop, commercialize, and/or license all of the compounds, subject to payment to GlaxoSmithKline of a 3% royalty on net sales of any product incorporating cabozantinib. We have discontinued development of XL820, XL228 and XL844.

The $85.0 million loan we received from GlaxoSmithKline was repayable in three annual installments. We paid the final installment of principal and accrued interest under the loan in shares of our common stock on October 27, 2011 and GlaxoSmithKline subsequently released its related security interest in certain of our patents.

Merck

In December 2011, we entered into an agreement with Merck pursuant to which we granted Merck an exclusive worldwide license to our PI3K-d program, including XL499 and other related compounds. Pursuant to the terms of the agreement, Merck will have sole responsibility to research, develop, and commercialize compounds from our PI3K-d program. The agreement became effective in December 2011.

Merck paid us an upfront cash payment of $12.0 million in January 2012 in connection with the agreement. We will be eligible to receive potential development and regulatory milestone payments for multiple indications of up to $239.0 million. We will also be eligible to receive combined sales performance milestones and royalties on net-sales of products emerging from the agreement. Milestones and royalties are payable on compounds emerging from our PI3K-d program or from certain compounds that arise from Merck’s internal discovery efforts targeting PI3K-d during a certain period.

Merck may at any time, upon specified prior notice to us, terminate the license. In addition, either party may terminate the agreement for the other party’s uncured material breach. In the event of termination by Merck at will or by us for Merck’s uncured material breach, the license granted to Merck would terminate. In the event of a termination by us for Merck’s uncured material breach, we would receive a royalty-free license from Merck to develop and commercialize certain joint products. In the event of termination by Merck for our uncured material breach, Merck would retain the licenses from us, and we would receive reduced royalties from Merck on commercial sales of products.

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

Potential Collaboration Candidates

Consistent with our decision to focus on cabozantinib and aggressively manage our expenses, we have discontinued development efforts with respect to our remaining unpartnered compounds and programs, and are considering collaborations or other external opportunities for further development of these compounds and programs.

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

We believe that our ability to successfully compete will depend on, among other things:

•	efficacy, safety and reliability of our product candidates;

•	timing and scope of regulatory approval;

•	the speed at which we develop product candidates;

•	our ability to complete preclinical testing and clinical development and obtain regulatory approvals for product candidates;

•	our ability to manufacture and sell commercial quantities of a product to the market;

•	our ability to successfully commercialize our products and secure reimbursement in approved indications;

•	product acceptance by physicians and other health care providers;

•	quality and breadth of our technology;

•	skills of our employees and our ability to recruit and retain skilled employees;

•	protection of our intellectual property; and

•	the availability of substantial capital resources to fund development and commercialization activities.

We believe that the quality and breadth of activity observed with our lead product candidate, cabozantinib, the skill of our employees and our ability to recruit and retain skilled employees, our patent portfolio and our capabilities for research and drug development are competitive strengths. However, many large pharmaceutical and biotechnology companies have significantly larger intellectual property estates than we do, more substantial capital resources than we have, and greater capabilities and experience than we do in preclinical and clinical development, sales, marketing, manufacturing and regulatory affairs.

Any products that we may develop or discover are likely to be in highly competitive markets. We are aware of products in research or development by our competitors that are intended to treat all of the diseases we are targeting, and any of these products may compete with our drug candidates. Our competitors may succeed in developing their products before we do, obtaining approvals from the FDA or other regulatory agencies for their products more rapidly than we do, or developing products that are more effective than our products. These products or technologies might render our technology obsolete or noncompetitive. There may also be drug candidates of which we are not aware at an earlier stage of development that may compete with our drug candidates. In addition, any drug candidate that we successfully develop may compete with existing therapies that have long histories of use, such as chemotherapy and radiation treatments in cancer indications. Examples of potential competition for cabozantinib include: AstraZeneca’s RET, VEGFR and EGFR inhibitor, vandetanib; Algeta’s development-stage alpha-pharmaceutical, Alpharadin (Radium-223); other VEGF pathway inhibitors, including Genentech’s bevacizumab; and other MET inhibitors, including Pfizer’s crizotinib, ArQule’s tivantinib (ARQ197), GlaxoSmithKline’s foretinib (XL880) and Genentech’s Met MAb. We anticipate that cabozantinib would compete with any of these potential products on the basis of the factors described above.

Research and Development Expenses

Research and development expenses consist primarily of personnel expenses, laboratory supplies, consulting and facilities costs. Research and development expenses were $156.8 million for the year ended December 31, 2011, compared to $210.7 million for the year ended December 31, 2010 and $234.7 million for the year ended December 31, 2009.

Revenues from Significant Collaborators

In 2011, we derived 59% and 39% of our revenues from Bristol-Myers Squibb and Sanofi, respectively. The Company operates in one operating segment and has operations solely in the United States. Information regarding total revenues, net loss and total assets is set forth in our financial statements included in Item 8 of this Form 10-K.

Patents and Proprietary Rights

We actively seek patent protection in the United States, the European Union, and selected other foreign countries to cover our drug candidates and related technologies. Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country. We have numerous patents and pending patent applications that relate to methods of screening drug targets, compounds that modulate drug targets, as well as methods of making and using such compounds. While many patent applications have been filed relating to the drug candidates that we have developed, the majority of these are not yet issued or allowed.

Cabozantinib is covered by an issued patent in the United States (U.S. Pat. No. 7,579,473) for the composition-of-matter of cabozantinib and pharmaceutical compositions thereof. Cabozantinib is also covered by an additional issued patent in the United States (covering certain methods of use) and also by an issued patent in Europe (covering cabozantinib’s composition-of-matter and certain methods of use). These issued patents will expire in September 2024, subject to any available extensions. Foreign counterparts of the issued U.S. and European patents are pending in Australia, Japan and Canada, which, if issued, are anticipated to expire in 2024. We have patent applications pending in the United States, European Union, Australia, Japan and Canada covering certain synthetic methods related to making cabozantinib, which, if issued, are anticipated to expire in 2024. We have filed patent applications in the United States and other selected countries covering certain salts, polymorphs and formulations of cabozantinib which, if issued, are anticipated to expire in approximately 2030. We have filed several patent applications in the United States and other selected countries relating to combinations of cabozantinib with certain other anti-cancer agents which, if issued, are anticipated to expire in approximately 2030.

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

Employees

As of December 31, 2011, we had 200 full-time employees worldwide, 79 of whom held Ph.D. and/or M.D. degrees, most of whom were engaged in full-time research and development activities. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

In addition to the factors discussed elsewhere in this report and our other reports filed with the SEC, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by us or on our behalf. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occurs, our business could be harmed.

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

As of December 31, 2011, we had $283.7 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $4.2 million and approximately $85.3 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates pursuant to covenants in our loan and security agreement with Silicon Valley Bank. In February 2012, we raised approximately $65 million in net proceeds from a public offering of our common stock. We anticipate that our current cash and cash equivalents, marketable securities, long-term investments and funding that we expect to receive from existing collaborators, together with the anticipated proceeds from this offering, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial, and we will need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

•

the cabozantinib development program—We are focusing our proprietary resources and development efforts on cabozantinib, our most advanced product candidate, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. Cabozantinib is being evaluated in a broad development program encompassing multiple cancer indications. The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer and medullary thyroid cancer and will be expanded to other solid tumor indications, based on encouraging interim data that have emerged from the RDT investigating cabozantinib in nine distinct tumor types and other clinical trials. In October 2011, we announced that our phase 3 clinical trial of cabozantinib in medullary thyroid cancer met its primary endpoint, and, in December 2011, the FDA granted us permission to initiate a rolling submission of an NDA for cabozantinib in medullary thyroid cancer. We initiated the submission in December 2011 by submitting to the FDA key parts of the NDA, including the preclinical information, and we expect to complete the NDA filing in the first half of 2012. Assuming priority review and approval of our NDA by the FDA, we currently anticipate a potential commercial launch of cabozantinib for the treatment of medullary thyroid cancer in the second half of 2012. In December 2011, we initiated our first phase 3 pivotal trial of cabozantinib in patients with metastatic castration-resistant prostate cancer using an endpoint of pain reduction (COMET-2). We also plan to initiate a phase 3 pivotal trial in metastatic castration-resistant prostate cancer patients with an overall survival endpoint (COMET-1) in the first half of 2012 as part of our comprehensive development plan for cabozantinib in castration-resistant prostate cancer. We are also planning other potential pivotal trials in prostate cancer. Our development and commercialization plans for cabozantinib are dependent on the extent of our available financial resources. There can be no assurance that we will have sufficient financial resources independently or through other arrangements to fund the trials that are currently planned or in process, to fund other clinical trials that we may desire to initiate in the future or to fund commercialization efforts. If adequate funds are not available, we may be required to delay, discontinue or elect not to pursue one or more trials or commercialization efforts for cabozantinib;

•

repayment of the notes under our note purchase agreement with Deerfield—On June 2, 2010, we entered into a note purchase agreement with entities affiliated with Deerfield Management Company, L.P., or Deerfield, pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million initial principal amount of our secured convertible notes, due June 2015, for an aggregate purchase price of $80.0 million, less closing fees and expenses. The outstanding principal amount of the notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. We will be required to make mandatory prepayments on the notes on an annual basis in 2013, 2014 and 2015 equal to 15% of specified payments from our collaborative arrangements received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million and, for payments due in January 2013 and 2014, a minimum prepayment amount of $10.0 million. We may also prepay all or a portion (not less than $5.0 million) of the principal amount of the notes at an optional prepayment price based on a discounted principal amount (during the first three years of the term, subject to a prepayment premium) determined as of the date of prepayment, plus accrued and unpaid interest, plus in the case of a prepayment of the full principal amount of the notes (other than prepayments upon the occurrence of specified transactions relating to a change of control or a substantial sale of assets), all accrued interest that would have accrued between the date of such prepayment and the next anniversary of the note purchase agreement. In lieu of making any optional or mandatory prepayment in cash, subject to specified limitations, we have the right to convert all or a portion of the principal amount of the notes into, or satisfy all or any portion of the optional prepayment amounts or mandatory prepayment amounts (other than the first $10.0 million of mandatory prepayments required in 2013 and 2014) with, shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the notes in cash, subject to specified limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. In the event the market price for our common stock is depressed or we do not have a sufficient number of authorized but unissued shares, we may not be able to convert the principal amount of the notes or satisfy our payment obligations in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to convert the notes or satisfy our payment obligations may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay the notes or satisfy our payment obligations under the note purchase agreement when due or that we will comply with the conditions to our ability to convert the principal amount of the notes into or satisfy our payment obligations with shares of our common stock;

•

repayment of our loan from Silicon Valley Bank—On June 2, 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in an amount of $80.0 million. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. In accordance with the terms of the loan and security agreement, we are also required to maintain on deposit an amount equal to at least 100% of the outstanding principal balance of the term loan at all times as support for our obligations under the loan and security agreement. As a result, the proceeds of the term loan cannot be used to satisfy our other obligations without causing a default under our loan and security agreement with Silicon Valley Bank;

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

We may seek to raise funds through the sale of equity or debt securities or through external borrowings. In addition, we may enter into additional strategic partnerships, collaborative arrangements or other strategic transactions. It is unclear whether any such partnership, arrangement or transaction will occur, on satisfactory terms or at all, or what the timing and nature of such a partnership, arrangement or transaction may be. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms or we may be required to relinquish rights to technology or product candidates or to grant licenses on terms that are unfavorable to us.

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

We have incurred net losses since inception through 2010. As of December 31, 2011, we had an accumulated deficit of $1.1 billion. For the fiscal year ended December 31, 2011, we recorded net income of $75.7 million, primarily due to the revenue recognized as a result of the acceleration of deferred license revenue related to the early termination of our collaboration agreement with Bristol-Myers Squibb for XL281 in October 2011 and the wind-down in December 2011 of our PI3K discovery collaboration agreement with Sanofi. Notwithstanding our net income for the fiscal year ended December 31, 2011, we anticipate further net losses and negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of cabozantinib or any other product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, research funding, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones, our collaborators fail to develop successful products or research funding we receive from collaborators decreases, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues through 2010, and we expect to spend significant additional amounts to fund the development of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve future profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We may not realize the expected benefits of our initiatives to control costs.

Managing costs is a key element of our business strategy. Consistent with this element of our strategy, during 2010, we implemented two restructuring plans that resulted in an overall reduction in our workforce by 386 employees. In March 2011, we implemented an additional restructuring plan that resulted in further terminations in 2011. Taking into consideration employees who have since been recalled, there has been an aggregate reduction in headcount from the 2010 and 2011 restructuring plans of 402 employees. We anticipate that we will incur additional restructuring charges through the end of 2017 in connection with the implementation of these restructuring plans.

As part of our restructuring plans, in 2011 we entered into two sublease agreements for portions of one of our buildings in South San Francisco, California. We are still assessing our ability to sublease portions of our facilities in light of the workforce reduction as well as the potential for sublease income. Estimates for sublease income would require significant assumptions regarding the time required to contract with subtenants, the amount of idle space we would be able to sublease and potential future sublease rates. If we are able to vacate portions of our facilities, we would need to continue to update our estimate of the lease exit costs in our financial statements until we were able to negotiate an exit to the lease or negotiate a sublease for the remaining term of the lease.

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

Most of our foreign expenses incurred are associated with establishing and conducting clinical trials for cabozantinib. The amount of expenses incurred will be impacted by fluctuations in the currencies of those countries in which we conduct clinical trials. Our agreements with the foreign sites that conduct such clinical trials generally provide that payments for the services provided will be calculated in the currency of that country, and converted into U.S. dollars using various exchange rates based upon when services are rendered or the timing of invoices. When the U.S. dollar weakens against foreign currencies, the U.S. dollar value of the foreign-currency denominated expense increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated expense decreases. Consequently, changes in exchange rates may affect our financial position and results of operations.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this report we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since December 30, 2011, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.

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

We may experience numerous unforeseen events during, or as a result of, clinical testing that could delay or prevent commercialization of cabozantinib, including:

•	cabozantinib may not prove to be efficacious or may cause, or potentially cause, harmful side effects;

•	negative or inconclusive clinical trial results may require us to conduct further testing or to abandon projects that we had expected to be promising;

•	our competitors may discover or commercialize other compounds or therapies that show significantly improved safety or efficacy compared to cabozantinib;

•	patient registration or enrollment in our clinical testing may be lower than we anticipate, resulting in the delay or cancellation of clinical testing; and

•

regulators or institutional review boards may withhold authorization of, or delay, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their determination that participating patients are being exposed to unacceptable health risks.

If we were to have significant delays in or termination of our clinical testing of cabozantinib as a result of any of the events described above or otherwise, our expenses could increase or our ability to generate revenues from cabozantinib could be impaired, either of which could adversely impact our financial results.

We have limited experience in conducting clinical trials and may not be able to rapidly or effectively continue the further development of cabozantinib or meet current or future requirements of the FDA, including those identified based on our discussions with the FDA. Our planned clinical trials may not begin on time, or at all, may not be completed on schedule, or at all, may not be sufficient for registration of cabozantinib or may not result in an approvable product. For example, as discussed in “Risks Related to Regulatory Approval of Cabozantinib—Cabozantinib is subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize this product candidate,” we were not able to reach a timely agreement with the FDA under a SPA on the proposed design and analyses of the COMET-2 trial.

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

Any delay could limit our ability to generate revenues, cause us to incur additional expense and cause the market price of our common stock to decline significantly. Our partners under our collaboration agreements may experience similar risks with respect to the compounds we have out-licensed to them. If any of the events described above were to occur with such programs or compounds, the likelihood of receipt of milestones and royalties under such collaboration agreements could decrease.

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

We have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb, Sanofi, Genentech, GlaxoSmithKline, Merck and Daiichi Sankyo, for the development and ultimate commercialization of a significant number of compounds generated from our research and development efforts. We continue to pursue collaborations for selected unpartnered preclinical and clinical programs and compounds. Our dependence on our relationships with existing collaborators for the development and commercialization of our compounds subjects us to, and our dependence on future collaborators for development and commercialization of additional compounds will subject us to, a number of risks, including:

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

•

collaborations may be terminated (as occurred with respect to cabozantinib and XL281, which were previously subject to our 2008 collaboration agreement with Bristol-Myers Squibb, and with respect to our 2009 discovery collaboration with Sanofi, which was terminated in December 2011) or allowed to expire, which would delay, and may increase the cost of development of, our drug candidates.

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

If any of these agreements is terminated early (as occurred with respect to cabozantinib and XL281, which were previously subject to our 2008 collaboration agreement with Bristol-Myers Squibb, and with respect to our 2009 discovery collaboration with Sanofi, which was terminated in December 2011), whether unilaterally or by mutual agreement, our revenues could suffer. Most of our collaboration agreements contain early termination provisions. In addition, from time to time we review and assess certain aspects of our collaborations, partnerships and agreements and may amend or terminate, either by mutual agreement or pursuant to any applicable early termination provisions, such collaborations, partnerships or agreements if we deem them to be no longer in our economic or strategic interests. We may not be able to enter into new collaboration agreements on similar or superior financial terms to offset the loss of revenues from the termination or expiration of any of our existing or recently terminated arrangements.

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

Cabozantinib, as well as the activities associated with the research, development and commercialization of the product candidate, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for cabozantinib would prevent us from commercializing this product candidate. We have not received regulatory approval to market cabozantinib in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Before an NDA can be submitted to the FDA, the product candidate must undergo extensive clinical trials, which can take many years and require substantial expenditures.

We are conducting our EXAM phase 3 trial of cabozantinib as a potential treatment for medullary thyroid cancer under a SPA with the FDA. A SPA is designed to facilitate the FDA’s review and provide feedback on the proposed design and size of clinical trials that are intended to form the primary basis for determining a product candidate’s efficacy. If agreement is reached with the FDA, a SPA agreement documents the terms and conditions under which the design of the subject trial will be adequate for submission of the efficacy and human safety portion of an NDA. However, there are circumstances under which we may not receive the benefits of a SPA, notably if the FDA subsequently identifies a substantial scientific issue essential to determining the product candidate’s safety or efficacy, and we may be required to conduct significant additional development in order to obtain regulatory approval notwithstanding the SPA. Our rolling NDA based on the EXAM results may not receive priority review and may be subject to delay or lack of approval, including delay or lack of approval based on potential feedback from an FDA Advisory Committee.

In December 2011, we initiated COMET-2, our first phase 3 pivotal trial of cabozantinib in patients with metastatic castration-resistant prostate cancer, with pain response as the primary efficacy endpoint for the trial. We were not able to reach a timely agreement with the FDA under a SPA on the proposed design and analysis of the COMET-2 trial. We originally submitted the proposed protocol for this trial using primary endpoints of pain reduction and bone scan response to the FDA in June 2011 with a request for a SPA. The FDA’s final response prior to our discontinuation of the SPA process, which we received in October 2011, raised the following concerns regarding the COMET-2 trial design in the context of its consideration of a SPA for the trial, among other comments:

•	A concern about the ability to maintain blinding of the trial due to differences in toxicity profiles between cabozantinib and mitoxantrone.

•	A view that the assumed magnitude of pain improvement is modest and could represent a placebo effect or be attained with less toxicity by opioid therapy.

•

A view that symptomatic improvement should be supported by evidence of anti-tumor activity, an acceptable safety profile and lack of survival decrement. The FDA also expressed the view that if the effect that we believe cabozantinib will have on pain is mediated by anti-tumor activity, that anti-tumor activity should translate into an improvement in overall survival.

•

A recommendation that if we use pain response as a primary efficacy endpoint, that we conduct two adequate and well-controlled trials to demonstrate effectiveness as, according to the FDA, a conclusion based on two persuasive studies will always be more secure. The FDA advised that for a single randomized trial to support a new drug application, the trial must be well designed, well conducted, internally consistent and provide statistically persuasive efficacy findings so that a second trial would be ethically or practically impossible to perform.

In the context of its consideration of a SPA for the COMET-2 trial, the FDA also recommended that overall survival be the primary efficacy endpoint. The final FDA response prior to our discontinuation of the SPA process stated that we could choose to conduct the trial in the absence of a SPA agreement. We elected to proceed with initiation of the COMET-2 trial and the planned COMET-1 trial, and to discontinue further attempts to secure a SPA agreement with respect to the COMET-2 trial.

Any clinical trial may fail to produce results satisfactory to the FDA. For example, the FDA could determine that the design of a clinical trial is inadequate to produce reliable results. The regulatory process also requires preclinical testing, and data obtained from preclinical and clinical activities are susceptible to varying interpretations. The FDA has substantial discretion in the approval process and may refuse to approve any NDA (regardless of prior receipt of a SPA) or decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. For example, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of cabozantinib.

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

Our ability to commercialize cabozantinib will be highly dependent upon the extent to which the product candidate gains market acceptance among physicians; patients; health care payors, such as Medicare and Medicaid; private health insurers, including managed care organizations and group purchasing organizations, and the medical community. If cabozantinib does not achieve an adequate level of acceptance, we may not generate adequate product revenues, if at all, and we may not become profitable. The degree of market acceptance of cabozantinib, if approved for commercial sale, will depend upon a number of factors, including:

•	the effectiveness, or perceived effectiveness, of cabozantinib in comparison to competing products;

•	the existence of any significant side effects of cabozantinib, as well as their severity in comparison to those of any competing products;

•	potential advantages or disadvantages in relation to alternative treatments;

•	indications for which cabozantinib is approved;

•	the ability to offer cabozantinib for sale at competitive prices;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.

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

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013, and reporting any investment interests held by physicians and their immediate family members during the preceding calendar year;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians, effective April 1, 2012;

•	expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a licensure framework for follow-on biologic products; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

The United States Supreme Court has accepted petitions to hear a constitutional challenge to the PPACA in 2012. If the Supreme Court rules that the PPACA is unconstitutional, our expenditures in preparation for the PPACA could go unused, we could require new expenditures to adjust to the new competitive environment, and new legislation could later become law that could adversely affect the pharmaceutical industry.

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

As a result of the PPACA and the trend towards cost-effectiveness criteria and managed healthcare in the United States, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. They may use tiered reimbursement and may adversely affect demand for our products by placing them in an expensive tier. They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs. Further, we do not have experience in ensuring approval by applicable third-party payors outside of the United States for coverage and reimbursement of cabozantinib. We also anticipate pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

Our competitors may develop products and technologies that make cabozantinib obsolete.

The biotechnology industry is highly fragmented and is characterized by rapid technological change. In particular, the area of kinase-targeted therapies is a rapidly evolving and competitive field. We face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. Some of our competitors are further along in the development of their products than we are. In addition, delays in the development of cabozantinib could allow our competitors to bring products to market before us, which would impair our ability to commercialize cabozantinib. Our future success will depend upon our ability to maintain a competitive position with respect to technological advances. Any products that are developed through our technologies will compete in highly competitive markets. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities than we do. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive. There may also be drug candidates of which we are not aware at an earlier stage of development that may compete with cabozantinib. In addition, if cabozantinib is successfully developed, it may compete with existing therapies that have long histories of use, such as chemotherapy and radiation treatments in cancer indications. Examples of potential competition for cabozantinib include AstraZeneca’s RET, VEGFR and EGFR inhibitor, vandetanib, Algeta’s development-stage alpha-pharmaceutical, Alpharadin (Radium-223), other VEGF pathway inhibitors, including Genentech’s bevacizumab, and other MET inhibitors, including Pfizer’s crizotinib, ArQule’s tivantinib (ARQ197), GlaxoSmithKline’s foretinib (XL880) and Genentech’s Met MAb.

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

We are highly dependent upon the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. Also, we may not have sufficient personnel to execute our business plan. Retaining and, where necessary, recruiting qualified clinical and scientific personnel will be critical to support activities related to advancing our clinical and preclinical development programs, and supporting our collaborative arrangements and our internal proprietary research and development efforts. The restructuring plans that we implemented in 2010 and 2011 could have an adverse impact on our ability to retain and recruit qualified personnel. Competition is intense for experienced clinical personnel, and we may be unable to retain or recruit clinical personnel with the expertise or experience necessary to allow us to pursue collaborations, develop our products and core technologies or expand our operations to the extent otherwise possible. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results to volatility, including:

•	the scope of our research and development activities;

•	recognition of upfront licensing or other fees or revenues;

•	payments of non-refundable upfront or licensing fees, or payment for cost-sharing expenses, to third parties;

•	acceptance of our technologies and platforms;

•	the success rate of our efforts leading to milestone payments and royalties;

•	the introduction of new technologies or products by our competitors;

•	the timing and willingness of collaborators to further develop or, if approved, commercialize our product out-licensed to them;

•	our ability to enter into new collaborative relationships;

•	the termination or non-renewal of existing collaborations;

•	the timing and amount of expenses incurred for clinical development and manufacturing cabozantinib;

•	adjustments to expenses accrued in prior periods based on management’s estimates after the actual level of activity relating to such expenses becomes more certain;

•	the impairment of acquired goodwill and other assets;

•	the impact of our restructuring plans; and

•	general and industry-specific economic conditions that may affect our collaborators’ research and development expenditures.

A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed in the short term. If we fail to achieve anticipated levels of revenues, whether due to the expiration or termination of existing contracts, our failure to obtain new contracts, our inability to meet milestones or for other reasons, we may not be able to correspondingly reduce our operating expenses, which could significantly harm our operating results for a particular fiscal period.

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

•

the timing of achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the filing for regulatory approval or the establishment of collaborative arrangements for one or more of our out-licensed programs and compounds;

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

These factors, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock. Excessive volatility may continue for an extended period of time following the date of this report.

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

We lease a total of 367,773 square feet of office and laboratory facilities in South San Francisco, California. The leased premises are comprised of six buildings and covered by four lease agreements. The first two leases covering three buildings for a total of 179,964 square feet expire in 2017, with two five-year options to extend their respective terms prior to expiration. In July 2011, we subleased 25,110 square feet of one of these buildings to Nodality, Inc. and we subleased 28,180 square feet of the same building to Threshold Pharmaceuticals, Inc. The terms of these two subleases will expire at the end of our lease term. The third lease covering two buildings for a total of 116,063 square feet expires in 2018. A fourth lease covers a portion of one building containing 71,746 square feet that commenced in May 2008 and expires in 2015. In July 2010, we subleased approximately 68,738 square feet of the building covered by the fourth lease to Onyx Pharmaceuticals, Inc. The term of the sublease will expire at the end of our lease term.

We believe that our leased facilities have sufficient space to accommodate our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the NASDAQ Global Select Market (formerly the NASDAQ National Market) under the symbol “EXEL” since April 11, 2000. The following table sets forth, for the periods indicated, the high and low intraday sales prices for our common stock as reported by the NASDAQ Global Select Market:

	Common Stock Price
	High	Low
Year Ended December 31, 2010
Quarter ended April 2, 2010	$7.53	$5.77
Quarter ended July 2, 2010	$7.00	$3.11
Quarter ended October 1, 2010	$4.29	$2.86
Quarter ended December 31, 2010	$9.20	$3.84
Year Ended December 30, 2011
Quarter ended April 1, 2011	$12.82	$7.10
Quarter ended July 1, 2011	$12.61	$8.03
Quarter ended September 30, 2011	$9.24	$5.45
Quarter ended December 30, 2011	$8.25	$3.94

On February 15, 2012, the last reported sale price on the NASDAQ Global Select Market for our common stock was $5.80 per share.

Holders

As of February 15, 2012, there were approximately 546 holders of record of our common stock.

Dividends

Since inception, we have not paid dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and currently do not plan to pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors. Our loan and security agreement with Silicon Valley Bank restricts our ability to pay dividends and make distributions. In addition, our note purchase agreement with Deerfield restricts our ability to make distributions.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the company under the Securities Act of 1933, as amended.

The following graph compares, for the five year period ended December 31, 2011, the cumulative total stockholder return for our common stock, the NASDAQ Stock Market (U.S. companies) Index, or the NASDAQ Market Index, and the NASDAQ Biotech Index. The graph assumes that $100 was invested on December 31, 2006 in each of the common stock of the company, the NASDAQ Market Index and the NASDAQ Biotech Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/06	03/31/07	06/30/07	09/30/07	12/31/07	03/31/08	06/30/08
Exelixis, Inc.	100	110	134	118	96	75	56
NASDAQ Market Index	100	100	108	112	111	94	96
NASDAQ Biotech Index	100	97	101	107	106	96	100

	09/30/08	12/31/08	03/31/09	06/30/09	09/30/09	12/31/09	03/31/10
Exelixis, Inc.	70	58	54	52	67	82	74
NASDAQ Market Index	90	68	67	74	85	94	99
NASDAQ Biotech Index	108	93	84	91	102	106	119

	06/30/10	09/30/10	12/31/10	03/31/11	06/30/11	09/30/11	12/31/11
Exelixis, Inc.	39	44	91	127	102	61	53
NASDAQ Market Index	87	98	109	115	117	100	108
NASDAQ Biotech Index	99	112	122	131	140	121	136

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from our audited consolidated financial statements. The financial information as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$289,636	$185,045	$151,759	$117,859	$113,470
Operating expenses:
Research and development	156,836	210,678	234,702	257,390	225,375
General and administrative	33,129	33,020	34,382	36,892	44,940
Collaboration cost sharing	—	—	4,582	—	—
Amortization of intangible assets	—	—	—	—	202
Restructuring charge	10,136	32,744	—	2,890	—

Total operating expenses	200,101	276,442	273,666	297,172	270,517

Income (loss) from operations	89,535	(91,397)	(121,907)	(179,313)	(157,047)
Total other income (expense)(1)	(12,543)	(1,005)	(18,936)	3,743	46,025

Consolidated income (loss) before taxes	76,992	(92,402)	(140,843)	(175,570)	(111,022)
Tax (provision) benefit	(1,295)	72	1,286	—	—

Consolidated net income (loss)	75,697	(92,330)	(139,557)	(175,570)	(111,022)
Loss attributable to noncontrolling interest	—	—	4,337	12,716	24,641

Net income (loss) attributable to Exelixis, Inc.	$75,697	$(92,330)	$(135,220)	$(162,854)	$(86,381)

Net income (loss) per share, basic, attributable to Exelixis, Inc.	$.60	$(0.85)	$(1.26)	$(1.54)	$(0.87)

Net income (loss) per share, diluted, attributable to Exelixis, Inc.	$.58	$(0.85)	$(1.26)	$(1.54)	$(0.87)
Shares used in computing basic net income (loss) per share	126,018	108,522	107,073	105,498	99,147
Shares used in computing diluted net income (loss) per share	130,479	108,522	107,073	105,498	99,147

(1)	In 2007, we sold 80.1% of our former German subsidiary, Artemis Pharmaceuticals GmbH (now known as TaconicArtemis GmbH), or Artemis, and our plant trait business, and recognized a gain of $18.1 million and $18.8 million in other income, respectively. We exercised our option to sell our remaining 19.9% ownership in Artemis in 2011 and recognized an additional gain of $2.2 million in other income. In 2008, 2009 and 2010, in association with the sale of our plant trait business, we recognized an additional gain on the sale of the business of $4.5 million, $2.1 million and $7.2 million, respectively. In June 2009 we recorded a $9.8 million loss upon deconsolidation of Symphony Evolution, Inc. as a result of the expiration of our purchase option. In addition, our credit facility with Deerfield expired in November 2009, resulting in our acceleration of interest expense of $5.2 million relating to the closing fee and outstanding warrants issued in connection with the facility.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, marketable securities, investments held by Symphony Evolution, Inc. and restricted cash and investments(1)	$283,720	$256,377	$220,993	$284,185	$299,530
Working capital (deficit)	136,500	(16,455)	22,882	82,028	150,898
Total assets	393,262	360,790	343,410	401,622	412,120
Long-term obligations, less current portion	193,983	186,702	57,688	97,339	130,671
Accumulated deficit	(1,106,357)	(1,182,054)	(1,089,724)	(954,504)	(791,650)
Total stockholders’ equity (deficit)	90,632	(228,325)	(163,725)	(56,261)	85,511

(1)	Amounts for the years ended December 31, 2008 and 2007 include $14.7 million and $30.9 million, respectively, in investments held Symphony Evolution, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biotechnology company committed to developing small molecule therapies for the treatment of cancer. We are focusing our proprietary resources and development efforts exclusively on cabozantinib, or XL184, our most advanced product candidate, in order to maximize the therapeutic and commercial potential of this compound. We believe cabozantinib has the potential to be a high-quality, broadly-active, differentiated pharmaceutical product that can make a meaningful difference in the lives of patients. We have also established a portfolio of other novel compounds that we believe have the potential to address serious unmet medical needs, many of which are being advanced by partners as part of collaborations.

Cabozantinib

Cabozantinib inhibits MET, VEGFR2 and RET, proteins that are key drivers of tumor growth, vascularization and/or metastasis. Cabozantinib has shown novel and differentiated activity in multiple cancer indications. The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer, or CRPC, and medullary thyroid cancer but also includes the evaluation of other tumor types. Exelixis has implemented a strategy to investigate cabozantinib in a comprehensive development program for CRPC to potentially generate a product that could effectively compete in the CRPC marketplace. Two phase 3 pivotal trials, COMET-1 (CabOzantinib MET Inhibition CRPC Efficacy Trial-1, formerly known as XL184-307) and COMET-2 (CabOzantinib MET Inhibition CRPC Efficacy Trial-2, formerly known as XL184-306), were designed to provide an opportunity to commercially differentiate cabozantinib as an oncology agent with a potentially beneficial impact on overall survival, pain palliation and narcotic usage. We expect to initiate the COMET-1 trial with an overall survival endpoint in the first half of 2012. We initiated the COMET-2 trial with a pain palliation endpoint in December 2011. We also initiated a rolling submission of a new drug application, or NDA, for cabozantinib in medullary thyroid cancer in December 2011 following our October 2011 announcement of the top-line results of the primary endpoint of our ongoing phase 3 clinical trial of cabozantinib as a potential treatment for medullary thyroid cancer, known as the EXAM trial (Efficacy of XL184 (Cabozantinib) in Advanced Medullary Thyroid Cancer).

We expect to expand the cabozantinib development program to other solid tumor indications, based on encouraging interim data that have emerged from the randomized discontinuation trial, or RDT, investigating cabozantinib in nine distinct tumor types, as well as other clinical trials. Objective tumor responses have been observed in patients treated with cabozantinib in 12 of 13 individual tumor types investigated to date, reflecting the broad potential clinical activity and commercial opportunity of this new product candidate. Interim data suggest that cabozantinib has shown novel activity against bone and soft tissue lesions in patients with CRPC. We have also observed resolution of metastatic bone lesions on bone scan in patients with metastatic breast cancer, renal cell carcinoma, thyroid cancer and melanoma. Interim data from the CRPC cohort of the RDT reported at the American Society of Clinical Oncology Annual Meeting in June 2011 demonstrated that in addition to improvement of bone lesions on bone scan observed in the majority (75%) of patients, 67% of patients with bone metastases and bone pain at baseline also experienced alleviation of pain. This observation has been corroborated in a non-randomized expansion cohort, or NRE, of CRPC patients in the RDT, which collected prospectively defined patient reported outcomes on pain and narcotic use. Interim data from the NRE reported at the AACR-NCI-EORTC Symposium on Molecular Targets and Cancer Therapeutics in November 2011 demonstrated that 48% of CRPC patients with moderate to severe pain in the NRE experienced durable pain reduction greater than or equal to 30%. The median best pain reduction was 46%. In addition, these interim data indicated that 56% of CRPC patients in the NRE with moderate to severe bone pain and on narcotics at baseline were able to reduce or discontinue narcotic medication. Lower starting doses of cabozantinib are being evaluated through a dose-ranging study in CRPC patients conducted through an investigator sponsored trial, or IST. Preliminary data from the IST demonstrate that a daily dose of 40 mg resulted in a rate of bone scan responses similar to that of a 100 mg daily dose used in the RDT and was associated with improved tolerability compared with the higher dose. In addition, preliminary data from a cohort of CRPC patients in the NRE treated at a daily dose of 40 mg demonstrate pain palliation responses consistent with observations at the 100 mg daily dose.

It is a priority for us to generate additional data from the RDT as well as other ongoing exploratory clinical trials for cabozantinib in a broad range of tumor types, including ovarian cancer, melanoma, breast cancer, non-small cell lung cancer, hepatocellular cancer, renal cell carcinoma and differentiated thyroid cancer, to support further prioritization of our clinical and commercial options. In November 2011, we entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute’s Cancer Therapy Evaluation Program, or CTEP, for further evaluation of cabozantinib across multiple tumor types and in combination with other anti-tumor agents in a cost-effective manner for Exelixis. We believe that cabozantinib’s clinical profile is compelling and will allow commercial differentiation, assuming regulatory approval.

Collaborations

We have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Sanofi, Genentech, Inc. (a wholly owned member of the Roche Group), GlaxoSmithKline, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo Company Limited, or Daiichi Sankyo, for various compounds and programs in our portfolio. Pursuant to these collaborations, we have out-licensed compounds or programs to a partner for further development and commercialization, generally have no further unfunded cost obligations related to such compounds or programs and may be entitled to receive research funding, milestones and royalties or a share of profits from commercialization. Several of the out-licensed compounds are in multiple phase 2 studies and could potentially be of significant value to us if their development progresses successfully. With respect to our partnered compounds, we are eligible to receive potential milestone payments under our collaborations totaling approximately $3.1 billion in the aggregate on a non-risk adjusted basis, of which 10% are related to clinical development milestones, 44% are related to regulatory milestones and 46% are related to commercial milestones.

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

Clinical Development of Cabozantinib and Other Product Candidates

On December 11, 2008, we entered into a worldwide collaboration agreement with Bristol-Myers Squibb for cabozantinib and XL281, which was amended and restated as of April 15, 2011 by and between us and Bristol-Myers Squibb, or as amended and restated, the 2008 Agreement. Upon effectiveness of the 2008 Agreement in December 2008, Bristol-Myers Squibb made a nonrefundable upfront cash payment of $195.0 million for the development and commercialization rights to both programs. The 2008 Agreement required Bristol-Myers Squibb to make additional license payments to us of $45.0 million, which were received during 2009.

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

On July 8, 2011, we and one of our wholly-owned subsidiaries received written notification from Bristol-Myers Squibb of its decision to terminate the 2008 Agreement on a worldwide basis as to XL281. The termination was made pursuant to the terms of the 2008 Agreement and became effective on October 8, 2011.

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

With the exception of activities related to cabozantinib, we are discontinuing efforts with respect to all of our compounds and programs that are not funded by partners pursuant to collaboration agreements and are considering collaborations or other external opportunities for the continued development of these compounds and programs. We expect discovery and clinical activities under various collaborations to continue to be funded by partners until we complete our contractual obligations.

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

Liquidity

As of December 31, 2011, we had $283.7 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $4.2 million and approximately $85.3 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates pursuant to covenants in our loan and security agreement with Silicon Valley Bank. In February 2012, we raised approximately $65 million in net proceeds from a public offering of our common stock. We anticipate that our current cash and cash equivalents, marketable securities, long-term investments and funding that we expect to receive from existing collaborators, together with the anticipated proceeds from this offering, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and depend on many factors, including the following:

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

•	whether we elect to prepay the amounts advanced under our loan from Silicon Valley Bank;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds; and

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including, in particular with respect to cabozantinib) that provide additional capital.

Our minimum liquidity needs are also determined by financial covenants in our loan and security agreement with Silicon Valley Bank and our note purchase agreement with Deerfield, as well as other factors, which are described under “– Liquidity and Capital Resources – Cash Requirements”.

Our ability to raise additional funds may be severely impaired if any of our product candidates fails to show adequate safety or efficacy in clinical testing.

Deerfield Facility

On June 2, 2010, we entered into a note purchase agreement with Deerfield pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million initial principal amount of our secured convertible notes due June 2015 for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. The outstanding principal amount of the notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. We will be required to make mandatory prepayments on the notes on an annual basis in 2013, 2014 and 2015 equal to 15% of certain payments from our collaborative arrangements received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million and, for payments due in January 2013 and 2014, a minimum prepayment amount of $10.0 million. We may also prepay all or a portion (not less than $5.0 million) of the principal amount of the notes at an optional prepayment price based on a discounted principal amount (during the first three years of the term, subject to a prepayment premium) determined as of the date of prepayment, plus accrued and unpaid interest, plus in the case of a prepayment of the full principal amount of the notes (other than prepayments upon the occurrence of specified transactions relating to a change of control or a substantial sale of assets), all accrued interest that would have accrued between the date of such prepayment and the next anniversary of the note purchase agreement. In lieu of making any optional or mandatory prepayment in cash, subject to certain limitations (including a cap on the number of shares issuable under the note purchase agreement), we have the right to convert all or a portion of the principal amount of the notes into, or satisfy all or any portion of the optional prepayment amounts or mandatory prepayment amounts (other than the first $10.0 million of mandatory prepayments required in 2013 and 2014) with shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the notes in cash, subject to certain limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. Upon certain changes of control of our company, a sale or transfer of assets in one transaction or a series of related transactions for a purchase price of more than $400 million or a sale or transfer of more than 50% of our assets, Deerfield may require us to prepay the notes at the optional prepayment price, plus accrued and unpaid interest and any other accrued and reimbursable expenses, or the Put Price. Upon an event of default, Deerfield may declare all or a portion of the Put Price to be immediately due and payable.

We also entered into a security agreement in favor of Deerfield which provides that our obligations under the notes will be secured by substantially all of our assets except intellectual property. The note purchase agreement and the security agreement include customary representations and warranties and covenants made by us, including restrictions on the incurrence of additional indebtedness.

Loan Agreement with Silicon Valley Bank

On June 2, 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in the amount of $80.0 million. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. In accordance with the terms of the loan and security agreement, we are required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates. Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.0%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement.

Restructuring Plans

During 2010, we implemented two restructuring plans that resulted in an overall reduction in our workforce of 386 employees. In March 2011, we implemented an additional restructuring plan that resulted in further terminations in 2011. Taking into consideration employees who have since been recalled, there has been an aggregate reduction in headcount from the 2010 and 2011 restructuring plans of 402 employees. The restructuring plans are a consequence of our decision to focus our proprietary resources and development efforts on the late-stage development and commercialization of cabozantinib.

In connection with the 2010 and 2011 restructuring plans, we have recorded aggregate restructuring charges of $42.9 million, of which $20.3 million related to termination benefits and $22.6 million related to facility-charges and the impairment of various assets. Our 2011 restrucuturing expense is primarily facility-related charges that relate to our buildings in South San Francisco, California and take into consideration our entry into two sublease agreements for portions of a building that we entered into in July 2011 as well as charges relating to the short-term exit of the second floor of another building in December 2011. Additionally, we had asset impairment charges of $3.7 million relating to excess equipment and other assets, partially offset by cash proceeds of $1.7 million from the sale of such assets.

With respect to our restructuring plans, we expect to incur additional restructuring charges of $1.9 million relating to the previously mentioned exit and sublease of our South San Francisco facilities. These charges will be recorded through the end of 2017, or the end of the building lease terms.

As of December 31, 2011, the 2010 and 2011 restructuring plans had resulted in aggregate cash expenditures of $23.4 million net of $1.7 million in cash received in connection with the sale of excess equipment and other assets, of which $14.1 million was paid in 2010 and $9.3 million was paid in 2011. We expect to pay an additional $15.9 million, net of cash received from our subtenants, relating to facility costs. We expect these additional facility costs to be paid through 2017, or the end of our lease terms of the buildings.

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

Revenues from license fees and milestone payments primarily consist of up-front license fees and milestone payments received under various collaboration agreements. We initially recognize upfront fees received from third party collaborators as unearned revenues and then recognize these amounts on a ratable basis over the expected term of the research collaboration. Therefore, any changes in the expected term of the research collaboration will impact revenue recognition for the given period. Often, the total research term is not contractually defined and an estimate of the term of our total obligation must be made. For example, under the 2008 Agreement with Bristol-Myers Squibb, we originally estimated our term to be through August 2013, which was the estimated term of our performance obligations for XL281. We estimated that this would be the period over which we would be obligated to perform services and therefore the appropriate term with which to ratably recognize any license fees. During the fourth quarter of 2010, this estimate was extended to April 2014 as a result of the decision with Bristol-Myers Squibb to complete additional phase 1 trial programs for XL281. On July 8, 2011, we received written notification from Bristol-Myers Squibb of its decision to terminate the 2008 Agreement in its entirety. As a result of the termination of the 2008 Agreement, the estimated research term was revised to end on October 8, 2011. Accordingly, we accelerated the remaining deferred revenue balance through the revised end of the research term and recognized $109.9 million in revenue during the third quarter ended September 30, 2011 and the remaining $10.4 million in revenue during the fourth quarter ended December 31, 2011. License fees are classified as license revenues in our consolidated statement of operations.

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

As a result of the termination of the 2008 Agreement with Bristol-Myers Squibb, which became effective on October 8, 2011, reimbursement payments were presented as collaboration reimbursement revenues for the period ended December 31,2011. We do not expect to record any further collaboration cost-sharing expense or collaboration reimbursement revenues under our current collaborations. See Note 2 of the Notes to the Consolidated Financial Statements for further information on our 2008 Agreement with Bristol-Myers Squibb.

Some of our research and licensing arrangements have multiple deliverables in order to meet our customer’s needs. For example, the arrangements may include a combination of intellectual property rights and research and development services. Multiple element revenue agreements are evaluated to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria are treated as one unit of accounting for purposes of revenue recognition. Generally, the revenue recognition guidance applicable to the final deliverable is followed for the combined unit of accounting. For certain arrangements, the period of time over which certain deliverables will be provided is not contractually defined. Accordingly, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, in 2011, under our 2009 collaboration agreement with Sanofi for the discovery of inhibitors of phosphoinositide-3 kinase, or the 2009 Agreement, we accelerated $53.1 million in previously deferred revenue as a result of the termination of this agreement on December 22, 2011 instead of the previously estimated research term end date of July 2013.

Clinical Trial Accruals

All of our clinical trials have been performed by third-party contract research organizations, or CROs, and other vendors. We accrue costs for clinical trial activities performed by CROs based upon the estimated amount of work completed on each trial. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites, and the duration for which the patients will be enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms. We base our estimates on the best information available at the time. However, additional information may become available to us which will allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period first known. For example, during the years ended December 31, 2011 and 2010, we recorded a reduction related to prior periods of approximately $1.6 million and $0.9 million respectively, to our accrued clinical trial liabilities and research and development expenses primarily related to our phase 2 and phase 3 clinical trials for cabozantinib.

Restructuring Liability

In connection with our 2010 and 2011 restructuring activities, we estimate facility-related restructuring charges which represent the present value of the estimated facility costs for which we would obtain no future economic benefit offset by estimated future sublease income, including any credit or debit relating to existing deferred rent balances associated with the vacated building.

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

In addition, in connection with our sublease efforts for two of our buildings in South San Francisco, if we vacate and sublease these facilities for rates that are not significantly in excess of our costs, we would not likely recover the carrying value of certain assets associated with these facilities. As such, we could potentially recognize additional asset impairment charges, in future periods, if we were to sublease parts of either of these buildings.

If the actual amounts differ from our estimates, the amount of restructuring charges could be materially impacted. See Note 4 of the Notes to Consolidated Financial Statements for a further discussion on our restructuring plans.

Stock Option Valuation

Our estimate of compensation expense requires us to determine the appropriate fair value model and a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures and related tax effects. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, companies are required to estimate the expected term of the option for input to an option-pricing model. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to value stock based awards granted in future periods. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. As of December 31, 2011, $10.7 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.8 years in addition to $6.3 million of total unrecognized compensation expense relating to restricted stock units, which was expected to be recognized over 2.6 years. See Note 9 of the Notes to our Consolidated Financial Statements for a further discussion on stock-based compensation.

Fiscal Year Convention

Exelixis has adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st. Fiscal year 2009, a 52-week year, ended on January 1, 2010, fiscal year 2010, a 52-week year, ended on December 31, 2010 and fiscal year 2011, a 52-week year, ended on December 30, 2011. For convenience, references in this report as of and for the fiscal years ended January 1, 2010, December 31, 2010 and December 30, 2011 are indicated on a calendar year basis, ended December 31, 2009, 2010 and 2011, respectively.

Results of Operations – Comparison of Years Ended December 31, 2011, 2010 and 2009

Revenues

Total revenues by category, as compared to the prior year, were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2011	2010	2009
Contract revenues:
Research and development funding	$15.6	$42.8	$36.6
Milestones	15.5	18.4	17.6
Collaboration reimbursements	2.8	27.4	—
Other contract revenue	10.2	—	—
License revenues and amortization of upfront payments	245.5	96.4	97.6
Total revenues	$289.6	$185.0	$151.8
Dollar increase	$104.6	$33.2	$33.9
Percentage increase	57%	22%	29%

Total revenues by customer, as compared to the prior year, were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2011	2010	2009
Bristol-Myers Squibb	$171.7	$91.9	$81.4
Sanofi	113.9	77.6	46.9
Genentech	2.0	7.0	12.0
Merck	1.3	—	—
GlaxoSmithKline	—	—	0.5
Daiichi Sankyo	—	5.0	—
Boehringer Ingelheim	0.7	3.5	10.8
All other revenue sources	—	—	0.2
Total revenues	$289.6	$185.0	$151.8
Dollar increase	$104.6	$33.2	$33.9
Percentage increase	57%	22%	29%

The increase in revenues from 2010 to 2011 was primarily due to the acceleration of $99.1 million in license revenue as a result of the conclusion of our 2008 Agreement with Bristol-Myers Squibb which effectively terminated on October 8, 2011. Additionally, our revenues were increased due to the acceleration of $53.1 million in license revenue and a one-time termination fee received in January 2012 in the amount of $15.3 million as a result of the wind-down of our 2009 Agreement with Sanofi which effectively terminated on December 22, 2011. These increases were partially offset by a decline in collaboration reimbursement revenue and research funding related to the termination of our 2008 Agreement with Bristol-Myers Squibb and the transfer of substantially all development activities pertaining to XL147 and XL765 to Sanofi under 2009 license agreement for these compounds. Furthermore, there was a decline in milestone revenue relating to the one-time payment received from Genentech of $2.0 million in 2011 under a 2005 collaboration agreement for therapeutics directed against targets in the Notch signaling pathway compared to $7.0 million received from Genentech in 2010 under our 2006 MEK collaboration.

The increase in revenues from 2009 to 2010 was primarily due to our collaboration agreements with Sanofi for XL147, XL765 and the discovery of inhibitors of PI3K. In addition to the increase resulting from our collaboration agreements with Sanofi, we also recognized increases in revenues of $27.4 million due to increased collaboration cost-sharing reimbursements relating to our 2008 cancer collaboration agreement with Bristol-Myers Squibb for cabozantinib and XL281. These increases in revenues were partially offset by a reduction in license revenues relating to our 2009 collaboration with Boehringer Ingelheim and our amended 2007 cancer collaboration with Bristol-Myers Squibb, as well as the conclusion of our MEK collaboration with Genentech. In addition, we had a decline in milestone and contract revenues related to our 2007 cancer collaboration with Bristol-Myers Squibb and the completion of revenue recognition under our LXR collaboration with Bristol-Myers Squibb.

Research and Development Expenses

Total research and development expenses , as compared to the prior year, were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2011	2010	2009
Research and development expenses	$156.8	$210.7	$234.7
Dollar decrease	$(53.9)	$(24.0)	$(22.7)
Percentage decrease	(26%)	(10%)	(9%)

Research and development expenses consist primarily of clinical trial expenses, personnel expenses, consulting expenses, laboratory supplies, general corporate costs, stock-based compensation and depreciation. The decrease in 2011 compared to 2010, resulted primarily from the following:

•

Personnel – Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, decreased by $17.8 million, or 36% primarily due to the reduction in headcount resulting from our 2010 and 2011 restructuring plans.

•

Clinical Trial Costs – Clinical trial expenses, which include services performed by third-party contract research organizations and other vendors, decreased by $9.7 million, or 11%, primarily due to the transfer of XL765 and XL147 to Sanofi, the wind-down of activities associated with XL228 and the decrease in patient activity for XL281 trials. These decreases were partially offset by an increase in clinical trial activities for cabozantinib.

•

General Corporate Costs – There was a decrease of $7.8 million, or 22%, in the allocation of general corporate costs (such as facility costs, property taxes and insurance) to research and development, primarily as a result of a decrease in personnel and the exit of facilities in San Diego and South San Francisco, as a result of our 2010 and 2011 restructuring plans, and the resulting decrease in costs to be allocated.

•

Laboratory Supplies – Laboratory supplies decreased by $6.6 million, or 78%, primarily due to the decrease in headcount and other cost cutting measures as a result of our 2010 and 2011 restructuring plans.

•	Stock-Based Compensation – Stock-based compensation expense decreased by $5.6 million, or 48%, as a result of our reduction in headcount from our 2010 and 2011 restructuring plans.

The decrease in 2010 compared to 2009 resulted primarily from the following:

•

Personnel – Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, decreased by $23.4 million, or 32%, primarily due to a reduction in headcount resulting from our March 2010 restructuring plan.

•

General Corporate Costs – There was a decrease of $8.5 million, or 19%, in the allocation of general corporate costs (such as facility costs, property taxes and insurance) to research and development, primarily as a result of a decrease in personnel and the exit of facilities in San Diego and South San Francisco, as a result of our March 2010 restructuring plan, and the resulting decrease in costs to be allocated.

•

Laboratory Supplies – Laboratory supplies decreased by $7.1 million, or 46%, primarily due to the decrease in headcount and other cost cutting measures as a result of our March 2010 restructuring plan.

•	Stock-Based Compensation – Stock-based compensation expense decreased by $4.2 million, or 26%, as a result of our reduction in headcount from our March 2010 restructuring plan.

The decrese in 2010 compared to 2009 were partially offset by an increase in clinical trial expenses and a decline in cost reimbursements. Clinical trial expenses, which include services performed by third-party contract research organizations and other vendors, increased by $17.8 million, or 27%, primarily due to increased phase 2 and phase 3 clinical trial activity for cabozantinib and increased phase 2 clinical trial activity for XL147. These increases were partially offset by reduced activities associated with SEI-related compounds, for which the arrangement ended in 2009, as well as a decline in activities associated with various other compounds. In addition, an increase in research and development funding of $7.0 million was recognized as a reduction to research and development expenses in 2009, which primarily related to our 2007 contract research agreement with Agrigenetics, Inc., or Agrigenetics, which ended in 2009. The 2010 research and development funding, which stems from our agreement with a third party relating to the sale of our cell factory business, ended in the second quarter of 2010.

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

In addition to reviewing the three categories of research and development expenses described above, we principally consider qualitative factors in making decisions regarding our research and development programs. Such factors include enrollment in clinical trials for our drug candidates, the results of and data from clinical trials, the potential indications for our drug candidates, the therapeutic and commercial potential for our drug candidates and competitive dynamics. We also make our research and development decisions in the context of our overall business strategy, which historically included the pursuit of commercial collaborations with major pharmaceutical and biotechnology companies for the development of our drug candidates. As noted under “— Overview,” we are focusing our proprietary resources and development efforts exclusively on cabozantinib in order to maximize the therapeutic and commercial potential of this compound. Our strategy is to aggressively advance cabozantinib through development toward commercialization, and as a result, we expect nearly all of our future research and development expenses to relate to the clinical development of cabozantinib.

The expenditures summarized in the following table reflect total research and development expenses by category, including allocations for general and administrative expense (dollar amounts are presented in millions):

	2011	2010	2009	Inception to date(1)
Drug Discovery	$17.8	$54.1	$88.0	$456.4
Development	132.3	142.9	126.8	713.3
Other	6.7	13.7	19.9	100.8

Total	$156.8	$210.7	$234.7	$1,270.5

(1)	Inception is as of January 1, 2006, the date on which we began tracking research and development expenses by category.

While we do not track total research and development expenses separately for each program, beginning in fiscal 2006, we began tracking third party expenditures directly relating to each program as a way of monitoring external costs. Our third party research and development expenditures relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing, and represent only a portion of the costs related to each program. Third party expenditures for programs initiated prior to the beginning of fiscal 2006 have not been tracked from project inception, and therefore these expenditures from the actual inception for most of our programs are not available. We do not accumulate on a program-specific basis internal research and development expenses, such as salaries and personnel expenses, facilities overhead expenses and external costs not directly attributable to a specific project. Nevertheless, we believe that third party expenditures by program provide a reasonable estimate of the percentage of our total research and development expenses that are attributable to each such program. Under our current strategy, we are focusing our proprietary resources and development efforts exclusively on the late-stage development and commercialization of cabozantinib. As a result, for fiscal year 2011, approximately 92% of our external third party research and development expenditures were spent on this program. The expenses for the cabozantinib program were primarily included in the development category of our research and development expenses and exclude the impact of any amounts reimbursed by our partners.

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

General and Administrative Expenses

Total general and administrative expenses were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2011	2010	2009
General and administrative expenses	$33.1	$33.0	$34.4
Dollar increase (decrease)	$0.1	$(1.4)	$(2.5)
Percentage increase (decrease)	0.3%	(4)%	(7)%

General and administrative expenses consist primarily of personnel expenses, employee stock-based compensation expense, facility costs, legal patent costs and consulting and professional expenses, such as legal and accounting fees. The increase in general and administrative expenses for 2011 as compared to 2010, was primarily due to a decrease in allocation of general corporate costs to research and development as a result of the reduction in research and development headcount headcount from our 2010 and 2011 restructuring plans, as well as an increase in marketing expenses relating to the preparation for a potential commercial launch of cabozantinib. These increases were offset by a decrease in facility, personnel and stock compensation costs relating to our 2010 and 2011 restructuring plans.

The decrease in 2010 from 2009 was primarily due to decreased personnel and facility costs related to our March 2010 restructuring, partially offset by a change in the allocation of overhead expenses as a result of our March 2010 restructuring in addition to a slight increase in patent costs.

Collaboration Reimbursement Revenues (Cost-Sharing Expenses)

Total collaboration reimbursement revenues (cost-sharing expenses) were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2011	2010	2009
Collaboration reimbursements (cost-sharing expenses)	$2.8	$27.4	$(4.6)
Dollar increase (decrease)	$(24.6)	$32.0	$(4.9)
Percentage increase (decrease)	(89.8)%	Not Meaningful	Not Meaningful

In 2011 and 2010 we had net collaboration reimbursements and recorded collaboration reimbursement revenue, and therefore no collaboration cost sharing expenses during these years. Collaboration reimbursement revenues (cost-sharing expenses) consist of research and development expenses and reimbursements related to our 2008 cancer collaboration agreement with Bristol-Myers Squibb for cabozantinib and XL281. For the year ended December 31, 2009, when net research and development expenses were payable to Bristol-Myers Squibb, these payments were presented as collaboration cost-sharing expenses resulting in operating expenses of $4.6 million. For the year ended December 31, 2010, we received net collaboration reimbursements and recorded collaboration reimbursement revenues of $27.4 million, which included the $17.0 million transition payment received from Bristol-Myers Squibb upon termination of our 2008 cancer collaboration with respect to cabozantinib only. For the year ended December 31, 2011, the $2.8 million of collaboration reimbursement revenues related to the reimbursement of costs for XL281 expenses only. As a result of the termination of the 2008 Agreement with Bristol-Myers Squibb with respect to XL281, which became effective on October 8, 2011, we do not expect to record any further collaboration cost-sharing expense or collaboration reimbursement revenues under any of our current collaborations.

Restructuring Charge

Total restructuring charge expenses from restructurings plans were as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2011	2010	2009
Restructuring charge	$10.1	$32.7	$—
Dollar increase (decrease)	$(22.6)	$32.7	$(2.9)
Percentage increase (decrease)	(69%)	Not Meaningful	Not Meaningful

As part of our ongoing efforts to manage costs and our strategy to focus our proprietary resources and development efforts on cabozantinib, we implemented two restructuring plans during 2010 that resulted in an overall reduction of our workforce by 386 employees. In March 2011, we implemented an additional restructuring plan that resulted in further terminations in 2011. Taking into consideration employees who have since been recalled, there has been an aggregate reduction in headcount from the 2010 and 2011 restructuring plans of 402 employees. The restructuring charge taken in 2010 primarily related to termination benefits for the reduction in headcount in March 2010, in addition to facility charges relating to the exit and sublease of a building, while the restructuring charge taken in 2011 related primarily to facility charges associated with the exit and sublease of portions of another building. As a result of our 2010 and 2011 restructuring plans, we expect to incur additional restructuring charges, primarily related to facility costs, through the end of 2017.

Total Other Income (Expense), net

Total other income (expense), net, as compared to prior years was as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2011	2010	2009
Interest income and other, net	$1.5	$0.1	$1.5
Interest expense	(16.3)	(9.3)	(12.7)
Gain on sale of businesses	2.3	8.2	2.1
Loss on deconsolidation of Symphony Evolution, Inc.	—	—	(9.8)

Total other income (expense), net	$(12.5)	$(1.0)	$(18.9)
Dollar increase (decrease)	$(11.5)	$17.9	$(22.6)

Total other income (expense), net consists primarily of interest income earned on our marketable securities and gains on sales of businesses, offset by interest expense incurred on our notes payable, bank obligations, capital lease obligations, convertible notes and loans and our credit facility. The change in total other income (expense), net for 2011 compared to 2010, was primarily due to the increased interest expense in 2011 as a result of our entry into a note purchase agreement with Deerfield in June 2010, partially offset by gains relating to the sale of our remaining 19.9% equity interest in Artemis and the sale of excess XL647 materials. In addition, in 2010, we recorded gains relating to the sale of our plant trait business and the sale of our cell factory business.

The change in total other income (expense), net for 2010 compared to 2009, resulted primarily from the recording of a $9.8 million loss upon deconsolidation of SEI as a result of the expiration of our purchase option for SEI in June 2009 as well as an $8.2 million gain in 2010 relating to the sale of our plant trait business and our cell factory business. In addition, interest expense declined with the termination of our facility agreement with Deerfield in November 2009 and the payment of $37.0 million in cash to GlaxoSmithKline in October 2010 as the second of three installments of principal and accrued interest due under our loan agreement with GlaxoSmithKline. This was partially offset by increased interest expense incurred in connection with the new Deerfield facility entered into in June 2010.

Income Tax (Provision) Benefit

	Year Ended December 31,
	2011	2010	2009
Tax (provision) benefit	$(1.3)	$0.1	$1.3
Dollar change	$(1.4)	$(1.2)	$1.3
Percentage change	Not Meaningful	Not Meaningful	Not Meaningful

In 2009 and 2010, we recorded an income tax benefit as a result of the enactment of the Housing and Economy Recovery Act of 2008, which was extended through 2009 in connection with the enactment of the American Recovery and Reinvestment Tax Act of 2009. Approximately $0.6 million of the 2011 provision relates to an adjustment of the refund received in 2009 and 2010 under these Acts after we further evaluated the qualified expenses from which the refund calculation was originally based. The remaining amount of $0.7 million relates to a tax deferred revenue adjustment that resulted in a state tax liability due to state net operating loss carryover limitations.

Loss attributed to noncontrolling interest

In 2005, we licensed three of our compounds, XL647, XL784 and XL999, to SEI in return for an $80.0 million investment for the clinical development of these compounds. As part of the agreement, we received an exclusive purchase option to acquire all of the equity of SEI, thereby allowing us to reacquire XL647, XL784 and XL999 at our sole discretion. The purchase option expired on June 9, 2009. The expiration of the purchase option triggered a reconsideration event regarding our need to consolidate SEI, a variable interest entity. Upon the expiration of the purchase option, we no longer held a variable interest in the variable interest entity. Accordingly, we deconsolidated SEI and derecognized the SEI assets, liabilities and noncontrolling interest from our financial statements. For the year ended December 31, 2009, the losses attributed to the noncontrolling interest holders was $4.3 million. As a result of the 2009 deconsolidation, we will no longer record any further gains or losses attributable to SEI.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the years ended December 31, 2011, 2010 and 2009 (dollar amounts are presented in thousands):

	Year Ended December 31,
	2011	2010	2009
Consolidated net income (loss)	$75,697	$(92,330)	$(139,557)
Adjustments to reconcile net income (loss) to net cash used in operating activities	29,954	33,615	44,894
Changes in operating assets and liabilities	(264,884)	(42,333)	80,072

Net cash used in operating activities	(159,233)	(101,048)	(14,591)
Net cash used in investing activities	(51,463)	(19,569)	(112,322)
Net cash provided by (used in) financing activities	187,513	131,261	(33,989)

Net (decrease) increase in cash and cash equivalents	(23,183)	10,644	(160,902)
Cash and cash equivalents, at beginning of year	97,440	86,796	247,698

Cash and cash equivalents, at end of year	$74,257	$97,440	$86,796

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators and banks, debt financing arrangements and equipment financing facilities. We have also financed certain of our research and development activities under our agreements with various collaborators. As of December 31, 2011, we had $283.7 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $4.2 million and approximately $85.3 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates pursuant to covenants in our loan and security agreement with Silicon Valley Bank.

Operating Activities

Our operating activities used cash of $159.2 million for the year ended December 31, 2011, compared to cash used of $101.0 million for the year ended December 31, 2010 and cash used of $14.6 million for the year ended December 31, 2009. The increase in cash used by operating activities for 2011 related primarily to a reduction of $244.5 million in our deferred revenue balance due to the acceleration of non-cash revenue recognized as well as a reduction in collaboration reimbursements and research funding received due to the termination of the 2008 Agreement with Bristol-Myers Squibb and our 2009 Collaboration Agreement with Sanofi. In addition, there was an increase in our receivables balance relating to our collaboration agreements and a reduction in our other accrual balances due to the timing of payments made to vendors. These increases in cash used were partially offset by our consolidated net income of $75.7 million in addition to $32.6 million in non-cash charges relating to stock-based compensation, depreciation and amortization, accretion of implied interest under our 2010 note purchase agreement with Deerfield, impairment of assets due to our 2010 and 2011 restructuring plans, and other non-cash changes.

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

Cash used in operating activities during 2009 related primarily to our consolidated net loss of $139.6 million offset by increases in deferred revenues and other non-cash charges. The decrease in our consolidated net loss was driven by an increase in revenues primarily due to our 2009 collaboration with Sanofi relating to XL147 and XL765 and our 2008 cancer collaboration with Bristol-Myers Squibb relating to cabozantinib and XL281, in addition to an overall decrease in operating expenses. These uses of cash were primarily offset by a net increase in deferred revenue of $85.8 million, primarily driven by receipt of an upfront cash payment of $140.0 million related to the global license agreement and collaboration with Sanofi, partially offset by a decrease in deferred revenue from the ratable recognition of deferred revenues over the period of continuing involvement from our various collaborations. In addition, cash uses were offset by non-cash charges totaling $45.3 million relating to stock-based compensation, depreciation and amortization, and a $9.8 million loss that we recorded upon deconsolidation of SEI.

Prior to 2011, we have been in a net loss position and our cash used in operating activities has been primarily driven by our consolidated net loss. Operating cash flows can differ from our consolidated net loss as a result of differences in the timing of cash receipts and earnings recognition and non-cash charges. Going forward for at least the next several years, we expect to continue to use cash for operating activities as we incur net losses associated with our research and development activities, primarily with respect to manufacturing and development expenses for cabozantinib.

Investing Activities

Our investing activities used cash of $51.5 million for the year ended December 31, 2011, compared to cash used of $19.6 million for the year ended December 31, 2010, and cash provided of $112.3 million for 2009.

Cash used by investing activities for 2011 was primarily driven by the purchase of $237.2 million in marketable securities partially offset by proceeds received from the maturity of marketable securities of $124.8 million, proceeds from the sale of marketable securities before maturity of $55.2 million and a proceeds of $3.0 million from the sale of our 19.9% equity ownership in Artemis.

Cash used by investing activities for 2010 was primarily driven by the purchase of $167.3 million of marketable securities and certificates of deposit. These uses of cash were partially offset by proceeds from the maturity of marketable securities of $127.6 million in addition to the sale of investments prior to maturity of $12.8 million and proceeds of $9.0 million associated with our 2007 transaction with Agrigenetics and the sale of our cell factory business in 2010. The proceeds provided by the sale and maturity of our investments were used to fund our operations. Additionally, in line with our focus on managing our cash resources, purchase of property and equipment were significantly lower in 2010 and 2009 than compared to prior years.

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

Financing Activities

Our financing activities provided cash of $187.5 million for the year ended December 31, 2011, compared to cash provided of $131.3 million for the year ended December 31, 2010, and cash used of $34.0 million for

2009. Cash provided by our financing activities for 2011 consisted of net proceeds of $179.4 million from the issuance of 17.3 million shares of common stock, proceeds from the exercise of stock options of $12.4 million and the final draw down of $2.6 million required under our Silicon Valley Bank loan agreement. These increases in cash were partially offset by cash used for principal payments on notes payable and bank obligations of $8.6 million.

Cash provided by our financing activities for 2010 was primarily due to funds received under our loan agreement with Silicon Valley Bank, the sale of secured convertible notes to Deerfield for proceeds of $165.0 million, proceeds from the sale of Exelixis stock under our employee stock purchase plan of $3.1 million and proceeds from employee option exercises of $2.7 million. These cash inflows were partially offset by principal payments on notes payable and bank obligations of $39.6 million.

Cash used by our financing activities for 2009 was primarily due to principal payments on notes payable and bank obligations of $43.1 million partially offset by proceeds from notes payable and bank obligations of $5.0 million and proceeds from employee stock purchase plan purchases of $3.8 million.

Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes. Over the next several years, we are required to make certain payments on notes and bank obligations. In June 2008, we entered into the facility agreement with Deerfield for which Deerfield agreed to loan us up to $150.0 million, subject to specified conditions. The facility agreement was terminated in November 2009, resulting in a $5.2 million charge to interest expense relating to a cancellation fee and outstanding warrants. We did not draw on the facility agreement at any time prior to its termination. In 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in the amount of $80.0 million. In addition, we entered into a note purchase agreement with Deerfield pursuant to which we sold to Deerfield an aggregate $124.0 million initial principal amount of our secured convertible notes for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. See Note 7 for additional details on these agreements.

Cash Requirements

We have incurred net losses since inception. However, for the year ended December 31, 2011, we were in a net income position of $75.7 million, primarily as a result of the acceleration of revenue recognized under our 2008 collaboration agreement with Bristol-Myers Squibb that terminated in October 2011 and under our 2009 discovery collaboration agreement with Sanofi that terminated in December 2011. Notwithstanding our net income position for the year ended December 31, 2011, we anticipate further net losses and negative operating cash flow for the foreseeable future. As of December 31, 2011, we had $283.7 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $4.2 million and approximately $85.3 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates pursuant to covenants in our loan and security agreement with Silicon Valley Bank. In February 2012, we raised approximately $65 million in net proceeds from a public offering of our common stock. We anticipate that our current cash and cash equivalents, marketable securities, long-term investments and funding that we expect to receive from existing collaborators, together with the anticipated proceeds from this offering, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial and will depend on many factors that may require us to use available capital resources significantly earlier than we currently anticipate. These factors include:

•

the cabozantinib development program—We are focusing our proprietary resources and development efforts on cabozantinib, our most advanced product candidate, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. Cabozantinib is being evaluated in a broad development program encompassing multiple cancer indications. The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer and medullary thyroid cancer and will be expanded to other solid tumor indications, based on encouraging interim data that have emerged from the RDT investigating cabozantinib in nine distinct tumor types and other clinical trials. In October 2011, we announced that our phase 3 clinical trial of cabozantinib in medullary thyroid cancer met its primary endpoint, and, in December 2011, the FDA granted us permission to initiate a rolling submission of an NDA for cabozantinib in medullary thyroid cancer. We initiated the submission in December 2011 by submitting to the FDA key parts of the NDA, including the preclinical information, and we expect to complete the NDA filing in the first half of 2012. Assuming priority review and approval of our NDA by the FDA, we currently anticipate a potential commercial launch of cabozantinib for the treatment of medullary thyroid cancer in the second half of 2012. In December 2011, we initiated our first phase 3 pivotal trial of cabozantinib in patients with metastatic castration-resistant prostate cancer using an endpoint of pain reduction (COMET-2). We also plan to initiate a phase 3 pivotal trial in metastatic castration-resistant prostate cancer patients with an overall survival endpoint (COMET-1) in the first half of 2012 as part of our comprehensive development plan for cabozantinib in castration-resistant prostate cancer. We are also planning other potential pivotal trials in prostate cancer. Our development and commercialization plans for cabozantinib are dependent on the extent of our available financial resources. There can be no assurance that we will have sufficient financial resources independently or through other arrangements to fund the trials that are currently planned or in process, to fund other clinical trials that we may desire to initiate in the future or to fund commercialization efforts. If adequate funds are not available, we may be required to delay, discontinue or elect not to pursue one or more trials or commercialization efforts for cabozantinib;

•

repayment of the notes under our note purchase agreement with Deerfield—On June 2, 2010, we entered into a note purchase agreement with Deerfield pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million initial principal amount of our secured convertible notes, due June 2015, for an aggregate purchase price of $80.0 million, less closing fees and expenses. The outstanding principal amount of the notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. We will be required to make mandatory prepayments on the notes on an annual basis in 2013, 2014 and 2015 equal to 15% of specified payments from our collaborative arrangements received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million and, for payments due in January 2013 and 2014, a minimum prepayment amount of $10.0 million. We may also prepay all or a portion (not less than $5.0 million) of the principal amount of the notes at an optional prepayment price based on a discounted principal amount (during the first three years of the term, subject to a prepayment premium) determined as of the date of prepayment, plus accrued and unpaid interest, plus in the case of a prepayment of the full principal amount of the notes (other than prepayments upon the occurrence of specified transactions relating to a change of control or a substantial sale of assets), all accrued interest that would have accrued between the date of such prepayment and the next anniversary of the note purchase agreement. In lieu of making any optional or mandatory prepayment in cash, subject to specified limitations, we have the right to convert all or a portion of the principal amount of the notes into, or satisfy all or any portion of the optional prepayment amounts or mandatory prepayment amounts (other than the first $10.0 million of mandatory prepayments required in 2013 and 2014) with, shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the notes in cash, subject to specified limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. In the event the market price for our common stock is depressed or we do not have sufficient number of authorized but unissued shares, we may not be able to convert the principal amount of the notes or satisfy our payment obligations in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to convert the notes or satisfy our payment obligations may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay the notes or satisfy our payment obligations under the note purchase agreement when due or that we will comply with the conditions to our ability to convert the principal amount of the notes into or satisfy our payment obligations with shares of our common stock;

•

repayment of our loan from Silicon Valley Bank—On June 2, 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in an amount of $80.0 million. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. In accordance with the terms of the loan and security agreement, we are also required to maintain on deposit an amount equal to at least 100% of the outstanding principal balance of the term loan at all times as support for our obligations under the loan and security agreement. As a result, the proceeds of the term loan cannot be used to satisfy our other obligations without causing a default under our loan and security agreement with Silicon Valley Bank;

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

We may seek to raise funds through the sale of equity or debt securities or through external borrowings. In addition, we may enter into additional strategic partnerships, collaborative arrangements or other strategic transactions. It is unclear whether any such partnership, arrangement or transaction will occur, on satisfactory terms or at all, or what the timing and nature of such a partnership, arrangement or transaction may be. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms or we may be required to relinquish rights to technology or product candidates or to grant licenses on terms that are unfavorable to us.

We may need to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. As described below, the terms of our debt owed to Deerfield and Silicon Valley Bank each contain covenants requiring us to maintain specified cash balances or levels of working capital:

•

Deerfield—Our note purchase agreement with Deerfield contains an event of default that would be triggered if our “cash and cash equivalents” fall below $20.0 million as of December 28, 2012, subject to a cure period. Upon such an event of default, Deerfield may declare all or a portion of the Put Price to be immediately due and payable. “Cash and cash equivalents” for purposes of our note purchase agreement includes our total cash, cash equivalents and short-term and long-term marketable securities. As of December 31, 2011, our “cash and cash equivalents” were $283.7 million.

•

Silicon Valley Bank—Our loan and security agreement with Silicon Valley Bank requires that we maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement at all times in one or more investment accounts with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement. If the balance on our deposit account(s) falls below the required level for more than 10 days, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us.

If we cannot raise additional capital in order to remain in compliance with our financial covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

We have contractual obligations in the form of operating leases, notes payable and licensing agreements. The following chart details our contractual obligations, including any potential accrued or accreted interest, as of December 31, 2011 (dollar amounts are presented in thousands):

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	4-5 years	After 5 years
Notes payable and bank obligations	$94,690	5,739	6,662	1,953	$80,336
Convertible loans(1)	144,983	6,008	67,000	71,975	—
Operating leases(2)	87,568	15,634	30,644	30,109	11,181

Total contractual cash obligations	$327,241	$27,381	$104,306	$104,037	$91,517

(1)	See Note 9 to the Notes to our Consolidated Financial Statements regarding the terms of the Deerfield financing.
(2)	The operating lease payments are net of $18.7 million to be received through 2017 in connection with our sublease for two of our South San Francisco buildings.

In connection with the sale of our plant trait business, we agreed to indemnify the purchaser and its affiliates up to a specified amount if they incur damages due to any infringement or alleged infringement of certain patents. We have certain collaboration licensing agreements, which contain standard indemnification clauses. Such clauses typically indemnify the customer or vendor for an adverse judgment in a lawsuit in the event of our misuse or negligence. We consider the likelihood of an adverse judgment related to an indemnification agreement to be remote. Furthermore, in the event of an adverse judgment, any losses under such an adverse judgment may be substantially offset by corporate insurance.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. Under ASU 2009-13, we may be required to exercise considerable judgment in determining the estimated selling price of delivered items under new agreements and our revenue under new agreements may be more accelerated as compared to the prior accounting standard. We adopted this guidance beginning January 1, 2011. While it has not had a material impact on our financial statements in 2011, we expect that this adoption could have a material impact on our financial statements going forward.

In June 2011, Accounting Standards Codification Topic 220, Comprehensive Income was amended to increase the prominence of items reported in other comprehensive income. Accordingly, a company can present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance in 2011 on a retrospective basis and have determined that it did not have a material effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. As of December 31, 2011, we had cash and cash equivalents, marketable securities, long-term investments and restricted cash and investments of $283.7 million. Our marketable securities and our investments are subject to interest rate risk, and our interest income may fluctuate due to changes in U.S. interest rates. We manage market risk through diversification requirements mandated by our investment policy, which limits the amount of our portfolio that can be invested in a single issuer. We limit our credit risk by limiting purchases to high-quality issuers. At December 31, 2011 and 2010, we had debt outstanding of $181.5 million and $208.5 million, respectively. Our payment commitments associated with these debt instruments are primarily fixed and are comprised of interest payments, principal payments, or a combination of both. The fair value of our debt will fluctuate with movements of interest rates. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of December 31, 2011 and December 31, 2010. As of December 31, 2011 and December 31, 2010, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $7.2 million and $9.7 million, respectively.

In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. Most of our foreign expenses incurred are associated with establishing and conducting clinical trials for cabozantinib and various other compounds in our pipeline at sites outside of the United States. Our agreements with the foreign sites that conduct such clinical trials generally provide that payments for the services provided will be calculated in the currency of that country, and converted into U.S. dollars using various exchange rates based upon when services are rendered or the timing of invoices. When the U.S. dollar weakens against foreign currencies, the U.S. dollar value of the foreign-currency denominated expense increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated expense decreases. As of December 31, 2011, approximately $2.8 million of our clinical accrual balance was owed in foreign currencies. As of December 31, 2011, an adverse change of one percentage point in the in foreign currency exchange rates would have resulted in a net loss of $28,000. As of December 31, 2010, an adverse change of one percentage point in the in foreign currency exchange rates would have resulted in a net loss of $31,000. We incurred a net loss of $0.3 million relating to our foreign currency contract that was settled in December 2011, but we have not incurred any gains or losses relating to foreign exchange fluctuations in relation to clinical trials for the fiscal year ended December 31, 2011 or December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EXELIXIS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Exelixis, Inc.

We have audited the accompanying consolidated balance sheets of Exelixis, Inc. as of December 30, 2011 and December 31, 2010, and the related consolidated statements of operations, other comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three fiscal years in the period ended December 30, 2011. These financial statements are the responsibility of Exelixis, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exelixis, Inc. at December 30, 2011 and December 31, 2010, and the consolidated results of its operations, and its cash flows for each of the three fiscal years in the period ended December 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Exelixis, Inc.’s internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 22, 2012

EXELIXIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$74,257	$97,440
Marketable securities	120,005	65,224
Other receivables	30,190	5,896
Prepaid expenses and other current assets	4,372	14,926

Total current assets	228,824	183,486
Restricted cash and investments	4,199	6,399
Long-term investments	85,260	87,314
Property and equipment, net	8,506	15,811
Goodwill	63,684	63,684
Other assets	2,789	4,096

Total assets	$393,262	$360,790

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,957	$2,046
Accrued clinical trial liabilities	21,729	30,975
Other accrued liabilities	8,423	15,026
Accrued compensation and benefits	8,943	6,555
Current portion of notes payable and bank obligations	4,870	8,848
Current portion of convertible loans	—	28,900
Current portion of restructuring	4,483	7,294
Deferred revenue	41,920	100,297

Total current liabilities	92,325	199,941
Long-term portion of notes payable and bank obligations	85,260	87,314
Long-term portion of convertible loans	91,385	83,396
Long-term portion of restructuring	9,495	6,987
Other long-term liabilities	7,844	9,005
Deferred revenue	16,321	202,472

Total liabilities	302,630	589,115

Commitments (Note 13)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; issued and outstanding:
135,563,735 and 109,287,160 shares at December 31, 2011 and 2010, respectively	135	109
Additional paid-in-capital	1,196,992	953,608
Accumulated other comprehensive income	(138)	12
Accumulated deficit	(1,106,357)	(1,182,054)
Total stockholders’ equity (deficit)	90,632	(228,325)

Total liabilities and stockholders’ equity (deficit)	$393,262	$360,790

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Contract	$41,309	$61,271	$54,141
License	245,549	96,363	97,618
Collaboration reimbursement	2,778	27,411	—

Total revenues	289,636	185,045	151,759

Operating expenses:
Research and development	156,836	210,678	234,702
General and administrative	33,129	33,020	34,382
Collaboration cost sharing	—	—	4,582
Restructuring charge	10,136	32,744	—

Total operating expenses	200,101	276,442	273,666

Income (loss) from operations	89,535	(91,397)	(121,907)
Other income (expense):
Interest income and other, net	1,462	138	1,510
Interest expense	(16,259)	(9,340)	(12,672)
Gain on sale of businesses	2,254	8,197	2,052
Loss on deconsolidation of Symphony Evolution, Inc.	—	—	(9,826)

Total other income (expense), net	(12,543)	(1,005)	(18,936)

Consolidated income (loss) before taxes	76,992	(92,402)	(140,843)
Income tax (provision) benefit	(1,295)	72	1,286

Consolidated net income (loss)	75,697	(92,330)	(139,557)
Loss attributed to noncontrolling interest	—	—	4,337

Net income (loss) attributable to Exelixis, Inc.	$75,697	$(92,330)	$(135,220)

Net income (loss) per share, basic, attributable to Exelixis, Inc.	$0.60	$(0.85)	$(1.26)

Net income (loss) per share, diluted, attributable to Exelixis, Inc.	$0.58	$(0.85)	$(1.26)

Shares used in computing basic income (loss) per share amounts	126,018	108,522	107,073

Shares used in computing diluted income (loss) per share amounts	130,479	108,522	107,073

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Consolidated net income (loss)	$75,697	$(92,330)	$(139,557)
(Decrease)/increase in net unrealized gains on available-for-sale securities	(150)	(143)	155

Comprehensive income (loss)	75,547	(92,473)	(139,402)
Comprehensive loss attributable to noncontrolling interest	—	—	4,337

Comprehensive income (loss) attributable to Exelixis, Inc.	$75,547	$(92,473)	$(135,065)

Accumulated other comprehensive income consisted solely of unrealized gains (losses) on available for sale securities for the periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2008	106,331,183	$106	$897,423	$—	$(954,504)	$714	$(56,261)
Consolidated net loss	—	—	—	—	(135,220)	(4,337)	(139,557)
Change in unrealized gains on available-for-sale securities	—	—	—	155	—	—	155

Comprehensive loss							(139,402)

Issuance of common stock under stock plans	1,587,151	2	5,407	—	—	—	5,409
Deconsolidation of Symphony Evolution Inc	—	—	—	—	—	3,623	3,623
Stock-based compensation expense	—	—	22,906	—	—	—	22,906

Balance at December 31, 2009	107,918,334	108	925,736	155	(1,089,724)	—	(163,725)
Consolidated net loss	—	—	—	—	(92,330)	—	(92,330)
Change in unrealized gains on available-for-sale securities	—	—	—	(143)	—	—	(143)

Comprehensive loss							(92,473)

Issuance of common stock under stock plans	1,368,826	1	6,760	—	—	—	6,761
Stock-based compensation expense	—	—	21,112	—	—	—	21,112

Balance at December 31, 2010	109,287,160	109	953,608	12	(1,182,054)	—	(228,325)
Consolidated net income	—	—	—	—	75,697		75,697
Change in unrealized gains on available-for-sale securities	—	—	—	(150)	—	—	(150)

Comprehensive income (loss)							75,547

Issuance of common stock under stock plans	3,488,669	2.7	15,038	—	—	—	15,041
Sale of shares of common stock	17,250,000	17	179,358	—	—	—	179,375
Issuance of common stock for settlement of convertible loan	5,537,906	6	36,889	—	—	—	36,895
Stock-based compensation expense	—	—	12,099	—	—	—	12,099

Balance at December 31, 2011	135,563,735	$135	$1,196,992	$(138)	$(1,106,357)	$—	$90,632

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Consolidated net income (loss)	$75,697	$(92,330)	$(139,557)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,822	10,543	12,595
Stock-based compensation expense	12,099	21,112	22,906
Impairment of property and equipment, net of proceeds from sales	497	3,327	—
Accretion of debt discount	7,989	3,596	—
Gain on sale of businesses	(2,254)	(8,197)	(2,052)
Loss on deconsolidation of Symphony Evolution, Inc.	—	—	9,826
Other	4,801	3,234	1,619
Changes in assets and liabilities:
Other receivables	(24,294)	5,968	(8,505)
Prepaid expenses and other current assets	10,553	(66)	(7,338)
Other assets	405	(1,807)	6,424
Accounts payable and other accrued expenses	(5,555)	(9,444)	9,008
Restructuring liability	(303)	14,281	—
Other long-term liabilities	(1,162)	(8,320)	(5,294)
Deferred revenue	(244,528)	(42,945)	85,777

Net cash used in operating activities	(159,233)	(101,048)	(14,591)

Cash flows from investing activities:
Purchases of investments held by Symphony Evolution, Inc.	—	—	(49)
Proceeds on sale of investments held by Symphony Evolution, Inc.	—	—	4,497
Purchases of property and equipment	(991)	(1,811)	(5,908)
Proceeds on sale of property and equipment	1,526	165	—
Proceeds on sale of businesses	3,010	9,000	2,200
Decrease (increase) in restricted cash and investments	2,200	45	(2,429)
Proceeds from sale of marketable securities	55,205	12,780	766
Proceeds from maturities of marketable securities	124,800	127,569	49,767
Purchases of marketable securities	(237,213)	(167,317)	(161,166)

Net cash used in investing activities	(51,463)	(19,569)	(112,322)

Cash flows from financing activities:
Proceeds from issuance of stock, net of offering costs	179,375	—	—
Proceeds from exercise of stock options and warrants	12,436	2,684	273
Proceeds from employee stock purchase plan	1,734	3,132	3,826
Proceeds from notes payable and bank obligations	2,589	165,008	5,002
Principal payments on notes payable and bank obligations	(8,621)	(39,563)	(43,065)
Repayments, net from deconsolidation of Symphony Evolution, Inc.	—	—	(25)

Net cash provided by (used in) financing activities	187,513	131,261	(33,989)

Net (decrease) increase in cash and cash equivalents	(23,183)	10,644	(160,902)
Cash and cash equivalents, at beginning of year	97,440	86,796	247,698

Cash and cash equivalents, at end of year	$74,257	$97,440	$86,796

Supplemental cash flow disclosure:
Cash paid for interest	$6,835	$11,059	$10,532
Non-cash financing activity:
Issuance of common stock for settlement of convertible loan, including accrued interest	$36,895	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

EXELIXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biotechnology company committed to developing small molecule therapies for the treatment of cancer. We are focusing our proprietary resources and development efforts exclusively on cabozantinib (XL184), our most advanced product candidate, in order to maximize the therapeutic and commercial potential of this compound. We believe cabozantinib has the potential to be a high-quality, broadly active, differentiated pharmaceutical product that can make a meaningful difference in the lives of patients. We have also established a portfolio of other novel compounds that we believe have the potential to address serious unmet medical needs, many of which are being advanced by partners as part of collaborations.

Basis of Consolidation

The consolidated financial statements include the accounts of Exelixis and our wholly owned subsidiaries as well as one former variable interest entity, Symphony Evolution, Inc. (“SEI”), for which we were the primary beneficiary. As of June 9, 2009, our purchase option for SEI expired and as a result, we were no longer considered to be the primary beneficiary. (Refer to Note 10). All significant intercompany balances and transactions have been eliminated.

Exelixis adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31. Fiscal year 2009, a 52-week year, ended on January 1, 2010, fiscal year 2010, a 52-week year, ended on December 31, 2010, and fiscal year 2011, a 52-week year, ended on December 30, 2011. Fiscal year 2012, a 52-week year, will end on December 28, 2012. For convenience, references in this report as of and for the fiscal years ended, January 1, 2010, December 31, 2010 and December 30, 2011 are indicated on a calendar year basis, ended December 31, 2009, 2010 and 2011, respectively.

Segment Information:

We operate in one business segment and we have operations solely in the United States, while some of our collaboration partners have headquarters outside of the United States. In fiscal years 2011, 2010 and 2009, 100% of our revenues were earned in the United States and all of our long-lived assets were located in the United States.

Use of Estimates

The preparation of the consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, long-lived assets, derivative instruments, accrued liabilities, and share-based compensation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Cash and Investments

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We invest in high-grade, short-term commercial paper and money market funds, which are subject to minimal credit and market risk.

All marketable securities are classified as available-for-sale and are carried at fair value. We view our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are stated at fair value based upon quoted market prices of the securities. We have classified certain investments as cash and cash equivalents or marketable securities that collateralize loan balances; however they are not restricted to withdrawal. Funds that are used to collateralize equipment lines of credit that extend for over 12 months have been classified as long term investments, in association with the loan arrangement. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity (deficit). Realized gains and losses, net, on available-for-sale securities are recorded in our Consolidated Statement of Operations as Interest income and other, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are recorded in our Consolidated Statement of Operations as Interest income and other, net.

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

The following summarizes available-for-sale securities included in cash and cash equivalents and restricted cash and investments as of December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$81,986	$—	$—	$81,986
Commercial paper	29,079	2	(1)	29,080
Corporate bonds	116,068	22	(169)	115,921
U.S. Government sponsored enterprises	37,237	12	—	37,249
Municipal bonds	19,488	—	(3)	19,485

Total	$283,858	$36	$(173)	$283,721

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash equivalents	$74,256	$1	$—	$74,257
Marketable securities	120,143	35	(173)	120,005
Restricted cash and investments	4,199	—	—	4,199
Long-term investments	85,260	—	—	85,260

Total	$283,858	$36	$(173)	$283,721

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

As of December 31, 2011, all securities that were in an unrealized loss position have been so for less than one year and the unrealized losses were not attributed to credit risk. Based on the scheduled maturities of our marketable securities, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.

Foreign Currency Forward Contract

We have entered into foreign currency forward contracts to reduce our net exposure to Eurodollar currency fluctuations. On March 30, 2011, we entered into a new foreign contract for a notional amount of $7.0 million that expired in December 2011. In December 2011, we received the $7.0 million from the French taxing authority relating to our 2009 Sanofi Collaboration Agreement and as a result, we settled all outstanding contracts for a net loss of $0.3 million and cash receipt of $6.7 million. The net unrealized loss on our foreign currency forward contracts, none of which were designated as a hedge, were recorded in our Consolidated Statement of Operations as Interest income and other, net.

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

Level 3 – unobservable inputs.

Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of December 31, 2011 and 2010, respectively (in thousands):

As of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Money market funds	$81,986	$—	$—	$81,986
Commercial paper	—	29,080	—	29,080
Corporate bonds	—	115,921	—	115,921
U.S. Government sponsored enterprises	—	37,249	—	37,249
Municipal bonds and variable rate demand notes	—	19,485	—	19,485

Total	$81,986	$201,735	$—	$283,721

As of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Money market funds	$171,048	$—	$—	$171,048
Commercial paper	—	19,283	—	19,283
Corporate bonds	—	36,877	—	36,877
U.S. Government sponsored enterprises	—	18,816	—	18,816
Municipal bonds	—	10,912	—	10,912
Foreign currency forward contract	—	(156)	—	(156)

Total	$171,048	$85,732	$—	$256,780

We have estimated the fair value of our long-term debt instruments, where possible, using the net present value of the payments discounted at an interest rate that is consistent with our current borrowing rate for similar long-term debt. However, due to the unique structure of our 2010 financing agreement with entities affiliated with Deerfield Management Company L.P. (“Deerfield”) and the current non-liquid market in structured notes, there is no practicable method to determine the fair value of this instrument. See Note 7 for details on the structure and terms of our 2010 financing with Deerfield. The estimated fair value of our outstanding debt, excluding our 2010 financing with Deerfield, was as follows (in thousands):

	December 31, 2011	December 31, 2010
GlaxoSmithKline loan	$—	$26,693
Equipment lines of credit	10,066	16,064
Silicon Valley Bank loan	77,835	77,480

Total	$87,901	$120,237

At December 31, 2011 and 2010, the book value of our debt outstanding, including our 2010 financing with Deerfield, was $181.5 million and $208.5 million, respectively. These items are described in further detail in Note 7 of the Notes to the Consolidated Financial Statements. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments or a combination thereof. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

In accordance with the terms of our loan and security agreement with GlaxoSmithKline, we elected to repay the third and final installment of the loan in shares of our common stock. The shares issued in connection with this repayment were valued at $6.66 per share, resulting in the issuance of 5,537,906 shares of our common stock to GlaxoSmithKline on October 27, 2011, as satisfaction in full of our $36.9 million repayment obligation, including $8.0 million in accrued interest, under the loan and security agreement.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Equipment and furniture	5 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of lease life or 7 years

Repairs and maintenance costs are charged to expense as incurred.

Goodwill

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

Long-Lived Assets

The carrying value of our long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Long-lived assets include property and equipment and identified intangible assets. In 2011 and 2010, we wrote down property and equipment in the amount of approximately $0.5 million and $3.2 million, respectively, in connection with our 2010 and 2011 restructuring plans. These amounts exclude the impact of auction proceeds of $1.7 million subsequently received relating to the sale of these impaired assets. See Note 4 for further information on the restructuring plans.

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

The following table sets forth revenues recognized under our collaboration agreements that are 10% or more of total revenues during the years ending December 31, 2011, 2010 and 2009:

Collaborator	2011	2010	2009
Bristol-Myers Squibb	59%	50%	54%
Sanofi	39%	42%	31%

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

We enter into corporate collaborations under which we may obtain up-front license fees, research funding, and contingent milestone payments and royalties. Our deliverables under these arrangements typically consist of intellectual property rights and research and development services. We evaluate whether the delivered elements under these arrangements have value to our collaboration partner on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered item exists. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a combined unit of accounting, non-refundable up-front fees and milestones are recognized in a manner consistent with the final deliverable, which is generally ratably over the period of the research and development obligation. Milestone payments are non-refundable and recognized as revenues over the period of the research arrangement. This typically results in a portion of the milestone being recognized at the date the milestone is achieved, which portion is equal to the applicable percentage of the research term that has elapsed at the date the milestone is achieved, and the balance being recognized over the remaining research term of the agreement. In certain situations, we may receive milestone payments after the end of our period of continued involvement. In such circumstances, we would recognize 100% of the milestone revenues when the milestone is achieved. Milestones payments, when recognized as revenue, are classified as contract revenues in our consolidated statement of operations.

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

Substantial portions of our preclinical studies and all of our clinical trials have been performed by third-party contract research organizations (“CROs”) and other vendors. We accrue expenses for preclinical studies performed by our vendors based on certain estimates over the term of the service period and adjust our estimates as required. We accrue expenses for clinical trial activities performed by CROs based upon the estimated amount of work completed on each trial. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites, and the duration for which the patients will be enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms. We base our estimates on the best information available at the time. However, additional information may become available to us which will allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period first known. For example, during the years ended December 31, 2011 and 2010, we recorded a reduction related to prior periods of approximately $1.6 million and $0.9 million, or $0.01 per basic and diluted share, respectively, during 2011and 2010 to our accrued clinical trial liabilities and research and development expenses primarily related to our phase 2 and phase 3 clinical trials for cabozantinib.

Collaboration Arrangements

Collaborative agreement reimbursement revenues or collaboration cost-sharing expenses are recorded as earned or owed based on the performance requirements by both parties under the respective contracts. On December 11, 2008, we entered into a worldwide Collaboration Agreement with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”) for the development of cabozantinib and XL281, which was amended and restated by the Amended and Restated Collaboration Agreement dated as of April 15, 2011 by and between us and Bristol-Myers Squibb (as amended and restated, the “2008 Agreement”). However, on June 18, 2010, we regained full rights to develop and commercialize cabozantinib under the 2008 Agreement following receipt of notice from Bristol-Myers Squibb of its decision to terminate the 2008 Agreement, solely as to cabozantinib, on a worldwide basis. Prior to the termination of the 2008 Agreement as to cabozantinib, both parties were actively involved with compound development and certain research and development expenses were partially reimbursable to us on a net basis by compound. On an annual basis, amounts owed by Bristol-Myers Squibb to us, net of amounts reimbursable to Bristol-Myers Squibb by us for the development of cabozantinib and XL281, were recorded as collaboration reimbursement revenues. Conversely, research and development expenses would include the net settlement of amounts we owed Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred in connection with the development of cabozantinib, less amounts reimbursable to us by Bristol-Myers Squibb for the development of both cabozantinib and XL281. On July 8, 2011, we received written notification from Bristol-Myers Squibb of its decision to terminate the 2008 Agreement in its entirety. Due to this termination, which became effective on October 8, 2011, for the year ended December 31, 2011, reimbursement payments were presented as collaboration reimbursement revenues. We do not expect to record any further collaboration cost-sharing expense or collaboration reimbursement revenues under our current collaborations. See Note 2 for further information on our 2008 cancer collaboration with Bristol-Myers Squibb.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to Exelixis, Inc. for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share gives effect to potential incremental common shares issuable upon the exercise of stock options and warrants, and shares issuable pursuant to restricted stock units (“RSUs”) (calculated based on the treasury stock method), and upon conversion of our convertible debt (calculated using an as-if-converted method).

The following table sets forth a reconciliation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss)	$75,697	$(92,330)	$(135,220)

Denominator:
Shares used in computing basic income (loss) per share amounts	126,018	108,522	107,073

Add effect of dilutive securities:
Shares issuable upon the exercise of outstanding stock options	2,064	—	—
Shares issuable pursuant to the issuance of vested RSUs	515	—	—
Shares issuable pursuant to the exercise of warrants	1,858	—	—
Shares issuable upon the purchase of ESPP	24	—	—

Shares used in computing diluted net income (loss) per common share	4,461	—	—
Shares used in computing diluted income (loss) per share amounts	130,479	108,522	107,073

Net income (loss) per share, basic	$0.60	$(0.85)	$(1.26)

Net income (loss) per share, diluted	$0.58	$(0.85)	$(1.26)

The following table sets forth potential shares of common stock that are not included in the computation of diluted net loss per share because to do so would be antidilutive for the years ended December 31 2011, 2010 and 2009:

	2011(1)	2010	2009
Restricted stock units and options to purchase common stock	9,085,043	21,802,461	27,072,822
Conversion of loans	—	6,725,296	10,277,428
Warrants	—	2,250,000	3,000,000

	9,085,043	30,777,757	40,350,250

(1)	The Treasury Stock method was used to calculate the dilutive and excluded antidilutive share totals for the year ended December 31, 2011.

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

We have employee and director stock option plans that are more fully described in Note 9.

Need to Raise Additional Capital

We have incurred net losses since inception. However, for the year ended December 31, 2011, we were in a net income position of $75.7 million, primarily as a result of the acceleration of deferred revenue under our 2008 collaboration agreement with Bristol-Myers Squibb that terminated in October 2011 and under our 2009 discovery collaboration agreement with Sanofi that terminated in December 2011. Notwithstanding our net income position for the year ended December 31, 2011, we anticipate further net losses and negative operating cash flow for the foreseeable future. Our ultimate success depends on the outcome of our research and development activities. In February 2012, we raised approximately $65 million in net proceeds from a public offering of our common stock. We may seek to raise funds through additional sales of equity or debt securities or through external borrowings. In addition, we may enter into additional strategic partnerships or collaborative arrangements for the development and commercialization of our compounds. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our development programs.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. Under ASU 2009-13, we may be required to exercise considerable judgment in determining the estimated selling price of delivered items under new agreements and our revenue under new agreements may be more accelerated as compared to the prior accounting standard. We adopted this guidance beginning January 1, 2011. While it has not had a material impact on our financial statements in 2011, we expect that this adoption could have a material impact on our financial statements going forward.

In June 2011, Accounting Standards Codification Topic 220, Comprehensive Income was amended to increase the prominence of items reported in other comprehensive income. Accordingly, a company can present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance in 2011 on a retrospective basis and have determined that it did not have a material effect on our consolidated financial statements.

NOTE 2. RESEARCH AND COLLABORATION AGREEMENTS

Merck

On December 21, 2011, we entered into an agreement with Merck & Co., Inc., known as MSD outside of the United States and Canada (“Merck”), pursuant to which we granted to Merck an exclusive worldwide license to our phosphoinositide-3 kinase delta (“PI3K-d”) program, including XL499 and other related compounds. Pursuant to the terms of the agreement, Merck will have sole responsibility to research, develop, and commercialize compounds from our PI3K-d program.

Merck was required to pay us an upfront cash payment of $12.0 million in connection with the agreement, which we received on January 19, 2012. Under the terms of the agreement, we will complete the transfer of the license and associated knowledge transfer within ninety days of the effective date of the agreement and will recognize the upfront payment over the term of this technology transfer period. We will be eligible to receive potential development and regulatory milestone payments for multiple indications of up to $239.0 million. We will also be eligible to receive combined sales performance milestones and royalties on net-sales of products emerging from the agreement. Milestones and royalties are payable on compounds emerging from our PI3K-d program or from certain compounds that arise from Merck’s internal discovery efforts targeting PI3K-d during a certain period.

Merck may at any time, upon specified prior notice to us, terminate the license. In addition, either of us may terminate the agreement for the other party’s uncured material breach. In the event of termination by Merck at will or by us for Merck’s uncured material breach, the license granted to Merck would terminate. In the event of a termination by us for Merck’s uncured material breach, we would receive a royalty-free license from Merck to develop and commercialize certain joint products. In the event of termination by Merck for our uncured material breach, Merck would retain the licenses from us, and we would receive reduced royalties from Merck on commercial sales of products.

Sanofi

On December 22, 2011, we and Sanofi entered into an agreement (the “Termination Agreement”) pursuant to which the parties mutually agreed to terminate the Collaboration Agreement (the “Collaboration Agreement”) dated as of May 27, 2009 and effective as of July 7, 2009 for the discovery of inhibitors of Phosphoinositide-3 Kinase (“PI3K”) alpha and beta. The termination of the Collaboration Agreement is effective as of the end of the day on December 22, 2011. The parties agreed to terminate the Collaboration Agreement in light of our decision in 2010 to focus our resources and development efforts on cabozantinib, our most advanced compound.

Under the Collaboration Agreement, the parties had agreed to combine efforts in establishing several pre-clinical PI3K programs and jointly share responsibility for research and preclinical activities related to isoform-selective inhibitors of PI3K-a and -ß. Sanofi was required to provide us with guaranteed annual research and development funding during the research term and was responsible for funding all development activities for each product following approval of the investigational new drug, or IND, application filed with the applicable regulatory authorities for such product. We were entitled to receive guaranteed research funding over three years to cover certain costs under the Collaboration Agreement. Sanofi had sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities of any products arising from the collaboration; however, Sanofi could request that we conduct certain clinical trials at their expense. The research term under the collaboration was originally three years, although Sanofi had the right to extend the term for an additional one-year period upon prior written notice. We were eligible to receive development, regulatory and commercial milestones, as well as royalties on sales of any products commercialized under the Collaboration Agreement. The Collaboration Agreement would have automatically terminated under certain circumstances upon the expiration of the research term, in which case all licenses granted by a party to the other party would have terminated and reverted to the respective granting party, except that Sanofi would have retained the right to receive, under certain circumstances, the first opportunity to obtain a license from us to any isoform-selective PI3K inhibitor. In addition, after expiration of the research term, Sanofi had the right, upon certain prior written notice to us, to terminate the Collaboration Agreement in whole or as to particular products, in which case we would have received, subject to certain terms, conditions and obligations for us to make payments to Sanofi, exclusive licenses from Sanofi to research, develop and commercialize such products.

Pursuant to the terms of the Termination Agreement, the parties’ material rights and obligations under the Collaboration Agreement have terminated, each party has released the other from any potential liabilities arising under the Collaboration Agreement prior to the termination effective date, each party retains ownership of the intellectual property that it generated under the Collaboration Agreement, and we have granted Sanofi covenants not-to-enforce with respect to certain of our intellectual property rights. The Termination Agreement required that Sanofi make a payment to us of $15.3 million within 10 business days after the termination effective date, which we received in January 2012. If either party or its affiliate or licensee develops and commercializes a therapeutic product containing an isoform-selective PI3K inhibitor that arose from such party’s work (or was derived from such work) under the Collaboration Agreement, then such party will be obligated to pay royalties to the other party based upon the net sales of such products. The Termination Agreement provides that Sanofi will make a milestone payment to the us upon the first receipt by Sanofi or its affiliate or licensee of regulatory approval for the first therapeutic product containing an isoform-selective PI3K inhibitor that arose from Sanofi’s work (or was derived from such work) under the Collaboration Agreement. In addition, the Termination

Agreement provides that Sanofi will make a milestone payment to us upon the first compound that is subject to the covenant not-to-enforce reaching a pre-clinical event.

For purposes of recognizing up-front payments received under the Collaboration Agreement, prior to the effectiveness of the Termination Agreement, we were recognizing revenue through the end of the research term, which was estimated to be July 2013. As a result of the termination of the Collaboration Agreement, the estimated research term ended on December 22, 2011. Accordingly, we accelerated the remaining deferred revenue balance of $53.1 million as of that date, an increase of $0.42 per basic share or $0.41 per diluted share, and recognized a total of $73.6 million in revenue in the fourth fiscal quarter of 2011, relating to the up-front payment under the Collaboration Agreement and the termination payment pursuant to the Termination Agreement.

In addition to the Termination Agreement and the Collaboration Agreement, we and Sanofi remain parties to a global license agreement for the development and commercialization of XL147 (SAR245408) and XL765 (SAR245409), PI3K inhibitors that are in clinical development.

Bristol-Myers Squibb

TGR5 License Agreement

In October 2010, we entered into a global license agreement with Bristol-Myers Squibb for XL475 (and any potential backups), a preclinical compound that modulates the metabolic target known as TGR5 (the “TGR5 License Agreement”). Pursuant to the terms of the TGR5 License Agreement, Bristol-Myers Squibb will have a worldwide exclusive license to XL475 and will have sole control and responsibility for all subsequent research, development, commercial and manufacturing activities. The TGR5 License Agreement became effective in November 2010 following clearance under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. The license agreement was amended and restated in April 2011 in connection with an assignment of patents to one of our wholly-owned subsidiaries.

Under the license agreement, Bristol-Myers Squibb received a worldwide exclusive license to XL475 and sole control and responsibility for all research, development, commercial and manufacturing activities. In November 2010 we received a nonrefundable upfront cash payment of $35.0 million from Bristol-Myers Squibb. Additionally, for each product developed by Bristol-Myers Squibb under the license, we will be eligible to receive development and regulatory milestones of up to $250.0 million in the aggregate and commercial milestones of up to $150.0 million in the aggregate, as well as royalties on commercial sales of any such products. As of December 31, 2011, we have recognized aggregate license revenue of $13.6 million under this agreement.

ROR Collaboration Agreement

In October 2010, we entered into a worldwide collaboration with Bristol-Myers Squibb pursuant to which each party granted to the other certain intellectual property licenses to enable the parties to discover, optimize and characterize ROR antagonists that may subsequently be developed and commercialized by Bristol-Myers Squibb. In November 2010 we received a nonrefundable upfront cash payment of $5.0 million from Bristol-Myers Squibb. Additionally, for each product developed by Bristol-Myers Squibb under the collaboration, we will be eligible to receive development and regulatory milestones of up to $255.0 million in the aggregate and commercial milestones of up to $150.0 million in the aggregate, as well as royalties on commercial sales of any such products. The collaboration agreement was amended and restated in April 2011 in connection with an assignment of patents to one of our wholly-owned subsidiaries. In July 2011, we achieved a development milestone of $2.5 million and have recognized aggregate license and contract revenues of $3.1 million under this agreement as of December 31, 2011.

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

On July 8, 2011, we and one of our wholly-owned subsidiaries received written notification from Bristol-Myers Squibb of its decision to terminate the 2008 Agreement, on a worldwide basis as to XL281. The termination was made pursuant to the terms of the 2008 Agreement and became effective on October 8, 2011. Bristol-Myers Squibb informed us that the termination was based upon Bristol-Myers Squibb’s review of XL281 in the context of Bristol-Myers Squibb’s overall research and development priorities and pipeline products. Upon the effectiveness of the termination, Bristol-Myers Squibb’s license relating to XL281 terminated, and rights to XL281 reverted to us. We also received, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize XL281. We have discontinuted activities related to XL281 and do not currently expect to further research, develop or commercialize XL281.

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

For purposes of recognizing upfront license fees received under the 2008 Agreement, prior to receiving the termination notification from Bristol-Myers Squibb in July 2011, we were recognizing revenue related to the upfront license fees through the estimated period of our involvement, or April 2014. As a result of the July 2011 termination, the estimated research term was revised to end on October 8, 2011. Accordingly, we accelerated the recognition of the remaining deferred revenue balance through the revised end of the research term and recognized an additional $99.1 million in revenue, or $0.79 per basic share or $0.76 per diluted share, during 2011. Amounts attributable to both programs under the 2008 Agreement consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Exelixis research and development expenses(1)	$2,598	$41,877	$52,148
Net amount due from (owed to) collaboration partner	$2,778	$27,411	$(4,582)

(1)	Total research and development expenses attributable to us include direct third party expenditures plus estimated internal personnel costs are calculated in accordance with the terms of the particular collaboration.

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

For each IND candidate selected, we were entitled to receive a $20.0 million selection milestone from Bristol-Myers Squibb. Once selected, Bristol-Myers Squibb became responsible for leading the further development and commercialization of the selected IND candidates. In addition, we had the right to opt in to co-promote the selected IND candidates, in which case we would equally share all development costs and profits in the United States. In January 2008 and November 2008, Bristol-Myers Squibb exercised its option under the collaboration to develop and commercialize XL139 (BMS-833923), a Hedgehog inhibitor, and XL413 (BMS-863233), a CDC7 inhibitor, respectively. Under the terms of the collaboration agreement, the selection of XL139 and XL413 by Bristol-Myers Squibb entitled us to milestone payments of $20.0 million each, which we received in February 2008 and December 2008, respectively. In addition, we exercised our option under the collaboration agreement to co-develop and co-commercialize each of XL139 and XL413 in the United States. However, in September 2010, we and Bristol-Myers Squibb terminated the XL413 program due to an unfavorable pharmacological profile observed in phase 1 clinical evaluation. Additionally, in connection with an amendment to the collaboration which became effective in November 2010, we exercised our right to opt-out of further co-development of XL139 in consideration for a payment of $20.0 million. The collaboration agreement was amended and restated in April 2011 in connection with an assignment of patents to one of our wholly-owned subsidiaries. We have no further responsibility for conducting new activities or funding new development or commercialization activities with respect to XL139 and will therefore no longer be eligible to share profits on sales of any commercialized products under the collaboration. We will continue to be eligible to receive regulatory and commercial milestones as well as double-digit royalties on any future sales of any products commercialized under the collaboration. As a result of the November 2010 amendment to the collaboration, the research term has ended, and we have no further obligation to deliver to Bristol-Myers Squibb a third IND candidate under the collaboration.

LXR Collaboration

In December 2005, we entered into a collaboration agreement with Bristol-Myers Squibb for the discovery, development and commercialization of novel therapies targeted against LXR, a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. This agreement became effective in January 2006, at which time we granted Bristol-Myers Squibb an exclusive worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR. During the research term, we jointly identified drug candidates with Bristol-Myers Squibb that were ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by Bristol-Myers Squibb, Bristol-Myers Squibb agreed to be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and sales/marketing activities for the selected drug candidate. We do not have rights to reacquire the selected drug candidates selected by Bristol-Myers Squibb. The research term expired in January 2010. The collaboration agreement was amended and restated in April 2011 in connection with an assignment of patents to one of our wholly-owned subsidiaries.

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

Notch Collaboration

In May 2005, we established a collaboration agreement with Genentech to discover and develop therapeutics directed against targets in the Notch signaling pathway. Under the terms of the collaboration agreement, we granted to Genentech a license to certain intellectual property. Genentech paid us a nonrefundable upfront license payment and was obligated to provide research and development funding over the three-year research term, totaling $16.0 million.

Under the collaboration agreement, Genentech had primary responsibility in the field of cancer for research and development activities as well as rights for commercialization of any products. In the fields of inflammatory disease and in the fields of tissue growth and repair, we had primary responsibility for research activities. In May 2008, the research term under the collaboration expired, at which time we had the option to elect to share a portion of the costs and profits associated with the development, manufacturing and commercialization of products in one of the fields. In June 2008, we elected to share a portion of the costs and profits associated with the development, manufacturing and commercialization of a therapeutic to treat tissue growth and repair. For all products under the collaboration agreement that were not elected as cost or profit sharing products, we may receive milestone and royalty payments. In June 2011, we earned an additional milestone of $2.0 million under this agreement that was recognized in full as contract revenue.

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

In July 2008, we achieved proof-of-concept for cabozantinib and submitted the corresponding data report to GlaxoSmithKline. GlaxoSmithKline notified us in writing that it decided not to select cabozantinib for further development and commercialization and that it waived its right to select XL281, XL228, XL820 and XL844 for further development and commercialization. As a result, we retained the rights to develop, commercialize, and/or license all of the compounds, subject to payment to GSK of a 3% royalty on net sales of any product incorporating cabozantinib. As described under “– Bristol-Myers Squibb – 2008 Cancer Collaboration,” in December 2008, we entered into a worldwide collaboration with Bristol-Myers Squibb for cabozantinib and XL281. We have discontinued development of XL820, XL228 and XL844.

The $85.0 million loan we received from GlaxoSmithKline had an interest rate of 4.0% per annum. In accordance with the terms of our loan and security agreement, we elected to repay the third and final installment of the loan in shares of our common stock. The shares issued in connection with this repayment were valued at $6.66 per share, resulting in the issuance of 5,537,906 shares of our common stock to GlaxoSmithKline on October 27, 2011, as satisfaction in full of our $36.9 million repayment obligation, including $8.0 million in accrued interest, under the loan and security agreement. GlaxoSmithKline subsequently released its related security interest in certain of our patents.

Boehringer Ingelheim

On May 7, 2009, we entered into a collaboration agreement with Boehringer Ingelheim International GmbH (“Boehringer Ingelheim”) to discover, develop and commercialize products that consist of agonists of the sphingosine-1-phosphate type 1 receptor (“S1P1R”), a central mediator of multiple pathways implicated in a variety of autoimmune diseases.

Under the terms of the agreement, Boehringer Ingelheim paid us a nonrefundable upfront cash payment of $15.0 million for the development and commercialization rights to our S1P1R agonist program, and we shared responsibility for discovery activities under the collaboration with Boehringer Ingelheim. The agreement provided that the parties would each conduct research under a mutually agreed upon research plan until such time that we submitted a compound that met agreed-upon criteria, or such later time as agreed upon by the parties. The parties were responsible for their respective costs and expenses incurred in connection with performing research under the collaboration. Under the collaboration, Boehringer Ingelheim also had the right, at its own expense, to conduct additional research on S1P1R agonists outside of the scope of the research plan agreed to by the parties. The agreement further provided that Boehringer Ingelheim would receive an exclusive worldwide license to further develop, commercialize and manufacture compounds developed under the collaboration and have sole responsibility for, and bear all costs and expenses associated with, all subsequent preclinical, clinical, regulatory, commercial and manufacturing activities. In return, we would potentially receive up to $339.0 million in further development, regulatory and commercial milestones and be eligible to receive royalties on worldwide sales of products commercialized under the collaboration. The upfront payment was recognized ratably over the estimated research term and recorded as license revenues from the effective date of the agreement. During the first half of 2010, the expected research term was extended from eleven months to twenty three months through March 2011, resulting in an extension of the term for revenue recognition purposes and a corresponding decrease in license revenues recognized each quarter. The agreement terminated in April 2011 and the parties have no further obligations to each other.

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

NOTE 3. DISPOSITIONS

Artemis

On November 20, 2007 (the “Taconic Closing Date”), we entered into a share sale and transfer agreement with Taconic Farms, Inc., (“Taconic”), pursuant to which Taconic acquired from us, for $19.8 million in cash, 80.1% of the outstanding share capital in our wholly-owned subsidiary, Artemis Pharmaceuticals GmbH (“Artemis”), located in Cologne, Germany. Subsequent to the transaction, Artemis was renamed TaconicArtemis GmbH. In connection with the sale and transfer agreement. In connection with the sale and transfer agreement, we also entered into a shareholders’ agreement and approved amended articles of association of Artemis that govern the relationship between us and Taconic as shareholders of Artemis, particularly with respect to matters of corporate governance and the transfer of our respective ownership interests. The shareholders’ agreement provided that we could require Taconic to purchase our remaining 19.9% interest in Artemis between 2010 and 2015 or in the event of a change in control of Taconic, and that Taconic could require us to sell our 19.9% interest to Taconic between 2013 and 2015 or in the event of a change in control of Exelixis, in each case subject to certain conditions set forth in the shareholders’ agreement. On September 27, 2011, in accordance with the terms and conditions of the shareholders’ agreement, we exercised our right to sell our remaining 19.9% interest in Artemis to Taconic and Taconic was obligated to remit payment for such interest within 90 days. Pursuant to the terms of the shareholders’ agreement, in December 2011, we received $3.0 million in consideration of our remaining 19.9% interest, and we recognized a gain of $2.3 million after consideration of foreign currency and the write off of the carrying value of our investment in Artemis.

NOTE 4. RESTRUCTURINGS

During 2010, we implemented two restructuring plans that resulted in an overall reduction in our workforce of 386 employees. In March 2011, we implemented an additional restructuring plan that resulted in further terminations in 2011. Taking into consideration employees who have since been recalled, there has been an aggregate reduction in headcount from the 2010 and 2011 restructuring plans of 402 employees. The restructuring plans are a consequence of our decision to focus our proprietary resources and development efforts on the late-stage development and commercialization of cabozantinib.

In connection with the 2010 and 2011 restructuring plans, we have recorded aggregate restructuring charges of $42.9 million, of which $20.3 million related to termination benefits and $22.6 million related to facility-charges and the impairment of various assets. Our 2011 restrucuturing expense is primarily facility-related charges that relate to our buildings in South San Francisco, California and take into consideration our entry into two sublease agreements for portions of a building that we entered into in July 2011 as well as charges relating to the short-term exit of the second floor of another building in December 2011. Additionally, we had asset impairment charges of $3.7 million relating to excess equipment and other assets, partially offset by cash proceeds of $1.7 million from the sale of such assets.

With respect to our restructuring plans, we expect to incur additional restructuring charges of $1.9 million relating to the previously mentioned exit and sublease of our South San Francisco facilities. These charges will be recorded through the end of 2017, or the end of the building lease terms.

As of December 31, 2011, the 2010 and 2011 restructuring plans had resulted in aggregate cash expenditures of $23.4 million net of $1.7 million in cash received in connection with the sale of excess equipment and other assets, of which $14.1 million was paid in 2010 and $9.3 million was paid in 2011. We expect to pay an additional $15.9 million, net of cash received from our subtenants, relating to facility costs. We expect these additional facility costs to be paid through 2017, or the end of our lease terms of the buildings.

The total outstanding restructuring liability is included in Current portion of restructuring and Long-term portion of restructuring on our Condensed Consolidated Balance Sheet and is based upon restructuring charges recognized as of December 31, 2011 in connection with the 2010 and 2011 restructuring plans. As of December 31, 2011, the components of these liabilities are summarized in the following table (in thousands):

	Employee Severance And Other Benefits	Facility Charges	Asset Impairment	Legal and Other Fees	Total
Ending accrual balance as of December 31, 2010	$5,523	$8,688	$—	$70	$14,281
Restructuring charge	2,566	8,480	(907)	(3)	10,136
Cash payments	(7,366)	(3,469)	—	(16)	(10,851)
Adjustments or non-cash credits including stock compensation expense	(717)	222	(619)	—	(1,114)
Proceeds from sale of assets	—	—	1,526	—	1,526

Ending accrual balance as of December 31, 2011	$6	$13,921	$—	$51	$13,978

The restructuring charges that we expect to incur in connection with the restructuring plans are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring plans.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2011	2010
Laboratory equipment	$28,795	$43,356
Computer equipment and software	11,743	20,163
Furniture and fixtures	3,230	4,772
Leasehold improvements	15,961	21,993
Construction-in-progress	155	373

	59,884	90,657
Less accumulated depreciation and amortization	(51,378)	(74,846)

	$8,506	$15,811

For the years ended December 31, 2011, 2010 and 2009, we recorded depreciation expense of $6.8 million, $10.5 million and $12.6 million, respectively. In 2011 and 2010, we recorded impairment charges in the amount of approximately $0.5 million and $3.2 million in connection with our 2010 restructuring plans, partially offset by auction proceeds of $1.7 million.

NOTE 6. DEERFIELD CREDIT FACILITY

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

See Note 7 regarding the 2010 Deerfield Financing.

NOTE 7. DEBT

Our debt consists of the following (in thousands):

	December 31,
	2011	2010
GlaxoSmithKline convertible loans	$—	$28,900
Bank equipment lines of credit	10,130	16,162
Silicon Valley Bank Term Loan	80,000	80,000
Deerfield notes	91,385	83,396

	181,515	208,458
Less: current portion	(4,870)	(37,748)

Long-term debt	$176,645	$170,710

Deerfield Financing

On June 2, 2010, we entered into a note purchase agreement with Deerfield, pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million initial principal amount of our secured convertible notes due June 2015 for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. The outstanding principal amount of the notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. We will be required to make mandatory prepayments on the notes on an annual basis in 2013, 2014 and 2015 equal to 15% of certain revenues from our collaborative arrangements received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million and, for payments due in January 2013 and 2014, a minimum prepayment amount of $10.0 million. We may also prepay all or a portion (not less than $5.0 million) of the principal amount of the notes at an optional prepayment price based on a discounted principal amount (during the first three years of the term, subject to a prepayment premium) determined as of the date of prepayment, plus accrued and unpaid interest, plus in the case of a prepayment of the full principal amount of the notes (other than prepayments upon the occurrence of specified transactions relating to a change of control or a substantial sale of assets), all accrued interest that would have accrued between the date of such prepayment and the next anniversary of the note purchase agreement. In lieu of making any optional or mandatory prepayment in cash, subject to certain limitations (including a cap on the number of shares issuable under the note purchase agreement), we have the right to convert all or a portion of the principal amount of the notes into, or satisfy all or any portion of the optional prepayment amounts or mandatory prepayment amounts (other than the first $10.0 million of mandatory prepayments required in 2013 and 2014) with shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the notes in cash, subject to certain limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. Upon certain changes of control of our company, a sale or transfer of assets in one transaction or a series of related transactions for a purchase price of more than $400 million or a sale or transfer of more than 50% of our assets, Deerfield may require us to prepay the notes at the optional prepayment price, plus accrued and unpaid interest and any other accrued and reimbursable expenses (the “Put Price”). Upon an event of default, Deerfield may declare all or a portion of the Put Price to be immediately due and payable.

We also entered into a security agreement in favor of Deerfield which provides that our obligations under the notes will be secured by substantially all of our assets except intellectual property. The note purchase agreement and the security agreement include customary representations and warranties and covenants made by us, including restrictions on the incurrence of additional indebtedness. The balance of unamortized closing fee and expenses of $1.8 million is recorded in the accompanying consolidated balance sheet as long-term assets. The carrying value of the loan as of December 31, 2011 is $91.4 million.

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

In December 2006, we entered into a second loan modification agreement to the loan and security agreement originally entered into in May 2002. The terms associated with the original line of credit under the May 2002 agreement and December 2004 loan modification agreement were not modified. The December 2006 loan modification agreement provided for an additional equipment line of credit in the amount of up to $25.0 million with a draw down period of approximately one year. Each advance must be repaid in 48 equal, monthly installments of principal, plus accrued interest, at an annual rate of 0.85% fixed and is subject to a prepayment penalty of 1.0%. The loan facility is secured by a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. This equipment line of credit was fully drawn as of December 31, 2008. The outstanding obligation under the line of credit as of December 31, 2011 and 2010 was zero and $2.9 million, respectively.

In December 2007, we entered into a third loan modification agreement to the loan and security agreement originally entered into in May 2002 with Silicon Valley Bank. The terms associated with the original line of credit under the May 2002 agreement and the subsequent loan modifications were not modified. The December 2007 loan modification agreement provides for an additional equipment line of credit in the amount of up to $30.0 million with a draw down period of approximately 2 years(the “2007 Line of Credit”). Each advance must be repaid in 48 equal, monthly installments of principal, plus accrued interest, at an annual rate of 0.75% fixed. In December 2009, we amended the agreement and extended the draw down period on the 2007 Line-of-Credit for an additional 18 months through June 2011 and increased the principal amount of the line of credit from $30.0 million to $33.6 million. Pursuant to the terms of the amendment, we are required to make minimum draws of $2.5 million every 6 months through June 2011, for total additional draws of $7.5 million. The loan facility requires security for the 2007 Line of Credit in the form of a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. In June 2008, we drew down $13.6 million under this agreement, in December 2009, we drew down $5.0 million, and we drew down an additional $2.5 million in each of June 2010, December 2010 and June 2011 in accordance with the terms of the modified agreement. In accordance with the amended loan terms, the 2007 Line of Credit has expired and we have no further draw down obligations under the line of credit.

On June 2, 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in the amount of $80.0 million. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. We are required to maintain at all times on deposit in one or more non-interest bearing demand deposit accounts with Silicon Valley Bank or one of its affiliates a compensating balance, constituting support for the obligations under the term loan, with a principal balance in value equal to at least 100% of the outstanding principal balance of the term loan.

In August 2011, we amended our term loan agreement to allow for the compensating balance to be maintained on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates. This compensating balance is to have a value equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all lines of credit associated with Silicon Valley Bank. Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.0%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement.

The outstanding obligation under the term loan and all other lines of credit with Silicon Valley Bank as of December 31, 2011 and December 31, 2010 was $90.1 million and $96.1 million, respectively. The total collateral balance as of December 31, 2011 and December 31, 2010 was $85.3 million and $96.9 million, respectively and is reflected in our Condensed Consolidated Balance Sheet as Cash and cash equivalents and

Marketable securities as the deposit account is not restricted as to withdrawal, however, withdrawal of some or all of this amount such that the collateral balance falls below the required level could result in Silicon Valley Bank declaring the obligation immediately due and payable.

Aggregate future principal payments of our total long-term debt as of December 31, 2010 are as follows (in thousands):

Year Ending December 31,(1)
2012	$4,870
2013	30,670
2014	29,262
2015	69,328
2016	—
Thereafter	80,000

214,130
Less current portion	(4,870)

$209,260

(1)	Amounts include principal payments associated with the accretion of the Deerfield financing and assumes the maximum earliest possible payments that could be required to be made under the agreement terms. The actual timing of payments made may differ materially.

NOTE 8. COMMON STOCK AND WARRANTS

Sale of Shares of Common Stock

In March 2011, we completed a public offering of 17.3 million shares of our common stock pursuant to a shelf registration statement previously filed with the SEC, which the SEC declared effective on May 8, 2009. We received approximately $179.4 million in net proceeds from the offering after deducting the underwriting discount and related offering expenses.

In February 2012, we completed a public offering of 12.7 million shares of our common stock pursuant to a shelf registration statement previously filed with the SEC, which the SEC declared effective on May 8, 2009. We received approximately $65 million in net proceeds from the offering after deducting the underwriting discount and related offering expenses.

Warrants

We have granted warrants to purchase shares of capital stock to SEI in connection with our financing transaction as described in Note 10. As of December, 31, 2011, SEI transferred the rights to all of these warrants to other parties and only 441,215 of the original 2 million warrants granted remain outstanding and exercisable.

In addition, in June 2008 we issued 1,000,000 six-year warrants to Deerfield pursuant to the facility agreement described in Note 6.

At December 31, 2011, the following warrants to purchase common stock were outstanding and exercisable:

Date Issued	Exercise Price per Share	Expiration Date	Number of Shares
June 4, 2008	$7.40	June 4, 2014	1,000,000
June 10, 2009	$6.05	June 10, 2014	441,215

			1,441,215

NOTE 9. EMPLOYEE BENEFIT PLANS

Stock Option Plans

We have several stock option plans under which we have granted incentive stock options and non-qualified stock options to employees, directors and consultants. The Board of Directors or a designated Committee of the Board is responsible for administration of our employee stock option plans and determines the term, exercise price and vesting terms of each option. Prior to 2011, options issued to our employees had a four-year vesting term, an exercise price equal to the fair market value on the date of grant, and a ten year life from the date of grant (five years for incentive stock options granted to holders of more than 10% of Exelixis’ voting stock and 6.2 years for options issued in exchange for options cancelled under our 2009 option exchange program). On May 18, 2011, at the annual meeting of stockholders, the Exelixis, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) was approved and adopted as the successor plan to the Prior Plans. Stock options issued under the 2011 Plan have a four-year vesting term, an exercise price equal to the fair market value on the date of grant, and a seven year life from the date of grant.

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

Stock Purchase Plan

In January 2000, we adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each six month purchase period. Compensation expense related to our ESPP was $0.7 million, $1.3 million, and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, we had 2,685,200 shares available for grant under our ESPP. We issued 375,305 shares, 689,093 shares, and 1,278,336 shares of common stock during the years ended December 31, 2011, 2010, and 2009, respectively, pursuant to the ESPP at an average price per share of $4.62, $4.55, and $2.99, respectively.

Stock-Based Compensation

We recorded and allocated employee stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Research and development expense	$5,935	$11,535	$15,708
General and administrative expense	5,459	7,931	7,109
Restructuring-related stock compensation expense	625	1,505	—

Total employee stock-based compensation expense	$12,019	$20,971	$22,817

In addition, we recognized stock-based compensation expense of $0.1 million relating to nonemployees in each of the years ended December 31, 2011, 2010 and 2009.

During July 2010, our former Chief Executive Officer, George A. Scangos, Ph.D., resigned as an employee of Exelixis and in connection with such resignation agreed to cancel unvested stock options exercisable for 981,302 shares of our common stock and unvested RSUs with respect to 101,050 shares of our common stock. Due to Dr. Scangos’ continued services as a director of Exelixis he was entitled to retain his stock options and RSUs. Therefore, we treated the cancellation as a modification of his stock option and RSU agreements and recorded a non-cash compensation charge of approximately $1.5 million to our consolidated statement of operations.

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

	Stock Options
	2011	2010	2009(1)
Weighted average grant-date fair value	$3.5	$3.60	$3.61
Risk-free interest rate	1.07%	2.25%	2.25%
Dividend yield	0%	0%	0%
Volatility	70%	70%	65%
Expected life	5.5 years	5.2 years	5.4 years

	ESPP
	2011	2010	2009
Weighted average grant-date fair value	$2.85	$1.87	$1.70
Risk-free interest rate	0.11%	0.21%	0.18%
Dividend yield	0%	0%	0%
Volatility	68%	68%	64%
Expected life	6 months	6 months	2.6 months

(1)	These exclude the assumptions used to estimate the fair value of the options granted under the stock option exchange program as discussed below.

On July 7, 2009, we commenced a stock option exchange program approved by our stockholders on May 14, 2009. The exchange program was open to all eligible employees who, at the start of the exchange program, were employed by us or one of our subsidiaries and remained employed through August 5, 2009, the date that the replacement stock options were granted. As a result of the exchange, 9.9 million options were cancelled, of which 7.3 million and 2.6 million were vested and unvested, respectively. Of the 7.2 million replacement options that were granted, 5.1 million were issued in exchange for vested options and vested over a one year term, while 2.1 million options were issued in exchange for unvested options that vest over three years, with a one year cliff. In association with these grants, we recognized incremental compensation cost of approximately zero, $0.4 million and $0.3 million ratably over the vesting period, as of December 31, 2011, 2010, and 2009 respectively.

The fair value of replacement options issued under the option exchange was estimated using the following assumptions and resulted in the following weighted average fair values:

Weighted average fair value of awards	$2.82
Risk-free interest rate	2.1%
Dividend yield	0%
Volatility	67%
Expected life	3.7 years

A summary of all option activity was as follows for the following fiscal years ended December 31:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	24,141,186	$9.67
Granted	12,180,734	5.93
Exercised	(59,763)	4.57
Cancelled	(11,868,559)	10.39

Options outstanding at December 31, 2009	24,393,598	$7.46
Granted	243,500	6.28
Exercised	(495,098)	5.42
Cancelled	(4,511,970)	7.35

Options outstanding at December 31, 2010	19,630,030	$7.52
Granted	2,545,625	5.86
Exercised	(2,161,804)	5.75
Cancelled	(2,577,473)	9.79

Options outstanding at December 31, 2011	17,436,378	$7.16	4.92 years	$216,760

Exercisable at December 31, 2011	13,319,848	$7.54	4.31 years	$166,966

At December 31, 2011, a total of 10,274,293 shares equivalents were available for grant under our stock option plans.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2011 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. Total intrinsic value of options exercised was $7.0 million, $0.8 million and $0.2 million for 2011, 2010 and 2009, respectively. Total fair value of employee options vested and expensed in 2011, 2010 and 2009 was $8.4 million, $16.2 million and $20.4 million, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Outstanding and Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable	Weighted Average Exercise Price
$3.05 - $ 5.47	1,775,716	6.71	$4.87	1,164,344	$4.77
$5.50	2,140,059	6.74	5.50	0	0.00
$5.61	21,553	7.63	5.61	11,761	5.61
$5.63	3,329,797	3.72	5.63	3,082,881	5.63
$5.64 - $ 7.05	1,827,969	3.60	6.35	1,642,264	6.38
$7.12 - $ 7.51	2,141,795	6.55	7.28	1,289,960	7.26
$7.56 - $ 8.90	2,696,347	3.37	8.69	2,687,996	8.69
$8.92 - $ 9.50	1,764,871	4.11	9.00	1,764,871	9.00
$9.53 - $15.70	1,737,271	4.92	10.94	1,674,771	10.92
$16.62	1,000	0.00	16.62	1,000	16.62

	17,436,378	4.89	$7.16	13,319,848	$7.54

As of December 31, 2011, $10.7 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.79 years. Cash received from option exercises and purchases under the ESPP in 2011 and 2010 was $14.2 million and $5.8 million, respectively. A summary of all RSU activity for the fiscal year ended December 31, 2011 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
RSUs outstanding at December 31, 2010	2,172,431	$7.31
Awarded	356,498	6.17
Released	(648,437)	7.43
Forfeited	(488,801)	7.45

Awards outstanding at December 31, 2011	1,391,691	$6.92	1.48 years	$6,589,665

As of December 31, 2011, $6.3 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 2.64 years.

401(k) Retirement Plan

We sponsor a 401(k) Retirement Plan whereby eligible employees may elect to contribute up to the lesser of 20% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) Retirement Plan permits Exelixis to make matching contributions on behalf of all participants. Beginning in 2002 through 2010, we matched 50% of the first 4% of participant contributions into the 401(k) Retirement Plan in the form of Exelixis common stock. However, beginning in January 2011, we will match 100% of the first 3% of participant contributions into the 401(k) Retirement Plan in the form of Exelixis common stock. We recorded expense of $0.8 million, $1.0 million and $1.1 million related to the stock match for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 10. SYMPHONY EVOLUTION

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

The expiration of the purchase option triggered a reconsideration event regarding our need to consolidate SEI, a variable interest entity. Upon the expiration of the purchase option, we no longer held a variable interest in the variable interest entity. Accordingly, we deconsolidated SEI and derecognized the SEI assets, liabilities and noncontrolling interest from our financial statements. In the second quarter, we recognized a loss of $9.8 million upon the deconsolidation of the variable interest entity. For the period prior to the expiration of the purchase option, we concluded that SEI was a variable interest entity for which we were the primary beneficiary. As a result, we included the financial condition and results of operations of SEI in our consolidated financial statements. Accordingly, we had deducted the losses attributable to the noncontrolling interest in SEI from our net loss in the consolidated statement of operations and we also reduced the noncontrolling interest holders’ ownership interest in SEI in the consolidated balance sheet by SEI’s losses. The noncontrolling interest holders’ ownership in the consolidated balance sheet was $0.7 million as of December 31, 2008. Prior to 2009, we would not allocate losses to the noncontrolling interest in SEI such that the carrying value of the noncontrolling interest would be reduced below zero. However, with the adoption of updated reporting standards for noncontrolling interests in consolidated financial statements in the first quarter of fiscal year 2009, we would allocate losses to the noncontrolling interest in SEI such that the noncontrolling interest could have a negative carrying value. For the years ended December 31, 2011, 2010, and 2009, the losses attributed to the noncontrolling interest holders were zero, zero and $4.3 million, respectively.

NOTE 11. INCOME TAXES

We recorded an income tax benefit (provision) of $(1.3) million and $0.1 million for the periods ended December 31, 2011 and 2010, respectively. In 2009 and 2010, we recorded an income tax benefit as a result of the enactment of the Housing and Economic Recovery Act of 2008. Under this Act, corporations otherwise eligible for bonus first-year depreciation could instead elect to claim a refundable credit for R&D tax credits generated prior to 2006. This tax benefit was extended for tax year 2009 with the enactment of the American Recovery and Reinvestment Tax Act of 2009. Approximately $0.6 million of the 2011 provision relates to an adjustment of the refund received in 2009 and 2010 under these Acts after we further evaluated the qualified expenses from which the refund calculation was originally based. The remaining amount of $0.7 million relates to a tax deferred revenue adjustment that resulted in a state tax liability due to state net operating loss carryover limitations. As a result of these circumstances, we have revised our 2010 footnote disclosures to reflect the changes to our reported deferred tax assets as of December 31, 2010 from amounts previously reported.

Our consolidated net income (loss) includes the following components (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$76,992	$(92,402)	$(140,843)
Foreign	—	—	—

Total	$76,992	$(92,402)	$(140,843)

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying consolidated statement of operations is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
U.S. federal taxes (benefit) at statutory rate	$26,177	$(31,417)	$(47,886)
Unutilized net operating losses	(29,650)	29,636	42,954
Non-Deductable Interest	2,809	—	—
Stock based compensation	627	1,709	2,641
State Tax Expense	660	—	—
Other	36	72	2,291
Refundable Tax Credit	636	(72)	(1,286)

Total	$1,295	$(72)	$(1,286)

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Our deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2011	2010 Revised(1)
Deferred tax assets:
Net operating loss carryforwards(1)	$318,638	$273,395
Tax credit carryforwards	54,726	70,566
Capitalized research and development costs	805	1,836
Deferred revenue(1)	18,400	97,935
Accruals and reserves not currently deductible	6,522	7,087
Book over tax depreciation	6,543	7,251
Amortization of deferred stock compensation – non-qualified	25,865	23,145

Total deferred tax assets	431,499	481,215
Valuation allowance	(431,499)	(481,215)

Net deferred tax assets	—	—
Deferred tax liabilities:

Net deferred taxes	$—	$—

(1)	The 2010 deferred tax asset balances of net operating loss carryforwards and deferred revenue have been revised to correct an error that we identified in 2011. These revisions reflect additional revenue amounts that should have been included in income recognized for tax purposes in 2010. The revision in the 2010 deferred tax asset balances reflects a decrease in the net operating losses of $62.8 million with a corresponding increase of the same amount in deferred revenue. There was no impact on the balance sheet or statement of operations as of or for any periods presented.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $49.7 million and increased by $25.2 million and $52.4 million during 2011, 2010 and 2009, respectively.

At December 31, 2011, we had federal net operating loss carryforwards of approximately $863 million, which expire in the years 2018 through 2031, and federal research and development tax credits of approximately $66 million which expire in the years 2019 through 2029. We also had net operating loss carryforwards for California of approximately $724 million, which expire in the years 2013 through 2031, and California research and development tax credits of approximately $18 million which have no expiration.

Under the Internal Revenue Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

We track the portion of our deferred tax assets attributable to stock option benefits; these amounts are no longer included in our gross or net deferred tax assets. The tax benefit of stock options total $6 million at December 31, 2011 and will only be recorded when we realize a reduction in taxes payable.

Accounting Standards Codification Topic 740-10 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We had $46.4 million of unrecognized tax benefits as of January 1, 2011. The following table summarizes the activity related to our unrecognized tax benefits for the year ended December 31, 2011 (in thousands):

Year Ended December 31, 2011
Balance at January 1, 2011	$46,381
Decrease relating to prior year provision	(9,782)
Increase relating to current year provision	2,711

Ending Balance at December 31, 2011	$39,310

Included in the balance of unrecognized tax benefits as of December 31, 2011 are $126,000 of tax benefits that, if recognized, would affect the effective tax rate. All of our deferred tax assets are subject to a valuation allowance. As of December 31, 2011, the company accrued interest of $9,000, but no penalties, related to tax contingencies. Any tax-related interest and penalties are included in income tax expense in the consolidated statements of operations. We do not anticipate that the amount of unrecognized tax benefits existing as of December 31, 2011 will significantly decrease over the next 12 months.

We file U.S. and state income tax returns in jurisdictions with varying statues of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 1995 through 2011 years generally remain subject to examination by federal and most state tax authorities to the extent of net operating losses and credits generated during these periods and are being utilized in the open tax periods. The Company’s 2008, 2009 and 2010 tax years are currently under audit by the Internal Revenue Service.

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

Year Ending December 31,	Operating Leases(1)
2012	$19,397
2013	19,130
2014	19,539
2015	19,831
2016	16,431
Thereafter	11,910

$106,238

(1)	Minimum payments have not been reduced by minimum sublease rentals of $18.7 million due in the future under noncancelable subleases.

The following is a summary of aggregate future minimum lease payments under operating leases at December 31, 2011 by material operating lease agreements (in thousands):

	Original Term (Expiration)	Renewal Option	Future Minimum Lease Payment
Building Lease #1&2	May 2017	2 additional periods of 5 years	$60,428
Building Lease #3	July 2018	1 additional period of 5 years	29,586
Building Lease #4	December 2015	1 additional period of 3 years	16,224

Total			$106,238

Rent expense under operating leases was $21.3 million, $28.0 million and $21.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Rent expense under operating leases was net of sublease rentals of $1.9 million and $0.3 million for the years ended December 2011 and 2010, respectively. There were no sublease rentals in 2009.

Letter of Credit and Restricted Cash

We entered into a standby letter of credit with a bank in July 2004, which is related to a building lease, with a value of $0.5 million at each of December 31, 2011 and 2010. We entered into two standby letters of credit with a bank in May 2007, which is related to our workers compensation insurance policy, for a combined value of $0.8 million at each of December 2011 and 2010. As of December 31, 2011, the full amount of our three letters of credit was still available. As part of a purchasing card program with a bank we initiated during 2007, we were required to provide collateral in the form of a non-interest bearing certificate of deposit. The collateral at December 31, 2011 and 2010 was $2.9 million and $5.1 million, respectively., and we recorded these amounts in the accompanying Consolidated Balance Sheet as Restricted cash and investments as the securities are restricted as to withdrawal.

Indemnification Agreements

In connection with the sale of our plant trait business, we agreed to indemnify the purchaser and its affiliates up to a specified amount if they incur damages due to any infringement or alleged infringement of certain patents. We have certain collaboration licensing agreements, which contain standard indemnification clauses. Such clauses typically indemnify the customer or vendor for an adverse judgment in a lawsuit in the event of our misuse or negligence. We consider the likelihood of an adverse judgment related to an indemnification agreement to be remote. Furthermore, in the event of an adverse judgment, any losses under such an adverse judgment may be substantially offset by corporate insurance.

NOTE 13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	2011 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenues	$35,893	$32,162	$128,272	$94,309
Income (loss) from operations	(23,730)	(18,008)	79,699	51,574
Net income (loss) attributable to Exelixis, Inc.	(27,490)	(20,975)	77,865	46,297
Basic net income (loss) per share, attributable to Exelixis, Inc.	$(0.24)	$(0.16)	$0.60	$.35
Diluted net income (loss) per share, attributable to Exelixis, Inc.	$(0.24)	$(0.16)	$0.59	$.35

	2010 Quarter Ended
	March 31,(1,4)	June 30,(2,4)	September 30,	December 31,(3)
Total revenues	$42,199	$47,596	$54,474	$40,776
Loss from operations	(47,452)	(25,631)	(4,205)	(14,109)
Net loss attributable to Exelixis, Inc.	(43,249)	(22,614)	(8,603)	(17,864)
Basic and diluted net loss per share, attributable to Exelixis, Inc.	$(0.40)	$(0.21)	$(0.08)	$(0.16)

(1)	In connection with the March 2010 restructuring plan, we recorded a charge of approximately $16.1 million in the first quarter of 2010 primarily related to termination benefits, which includes the modification of certain stock option awards previously granted to the terminated employees. The modification accelerates the vesting of any stock options that would have vested over the period beginning from cessation of employment through August 5, 2010. Employees who were terminated in March also received an additional two months to exercise their options, for which a small charge was taken. The remainder of the charge was for the impairment of various assets and for non-cash charges relating to the closure of our facility in San Diego, California.
(2)	We recorded further restructuring expenses of approximately $9.4 million during the second quarter of 2010 associated primarily with lease-exit costs in connection with the sublease and exit of our South San Francisco building, partially offset by a reduction in termination benefits following the recall of certain employees that were originally terminated under the restructuring plan and the continued delay in the termination of a small group of employees impacted by the restructuring plan.
(3)	In connection with the December 2010 restructuring plan, we recorded a charge of approximately $6.9 million in the fourth quarter of 2010 primarily related to termination benefits, which includes the modification of certain stock option awards previously granted to the terminated employees. The modification allows employees who were terminated under the plan to exercise their options until September 2011. The remainder of the charge was for the impairment of various assets relating to idle equipment in our South San Francisco location.
(4)	In the second quarter of 2009, we signed an amendment to our arrangement with Agrigenetics for which we received $1.8 million in July 2009. We received additional payments of $2.7 million and $4.5 million in March 2010 and May 2010 respectively and recognized these as additional gains in other income.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined under Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

As of the end of our 2011 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2011 was effective. There were no material weaknesses in internal control over financial reporting identified by management.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

The independent registered public accounting firm Ernst & Young LLP has issued an audit report on our internal control over financial reporting, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Exelixis, Inc.

We have audited Exelixis, Inc.’s internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Exelixis, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Exelixis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Exelixis, Inc. as of December 30, 2011 and December 31, 2011, and the related consolidated statements of operations, other comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended December 30, 2011, of Exelixis, Inc. and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 22, 2012

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and nominees, including information with respect to our audit committee, audit committee financial experts and procedures by which stockholders may recommend nominees to our board of directors, is incorporated by reference to the section entitled “Proposal 1 –Election of Class I Directors” appearing in our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or SEC, within 120 days after December 30, 2011, which we refer to as our 2012 Proxy Statement. The information required by this item regarding our executive officers is incorporated by reference to the section entitled “Executive Officers” appearing in our 2012 Proxy Statement. The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our 2012 Proxy Statement.

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

The information required by this item is incorporated by reference to the sections entitled “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” appearing in our 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in our 2012 Proxy Statement.

Equity Compensation Plan Information

The following table provides certain information about our common stock that may be issued upon the exercise of stock options and other rights under all of our existing equity compensation plans as of December 31, 2011, which consists of our 2000 Equity Incentive Plan, or the 2000 Plan, our 2000 Non-Employee Directors’ Stock Option Plan, or the Director Plan, our 2000 Employee Stock Purchase Plan, or the ESPP, our 2010 Inducement Award Plan, or the 2010 Plan, our 2011 Equity Incentive Plan, or the 2011 Plan, and our 401(k) Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(2):	18,688,124	7.14	12,959,493
Equity compensation plans not approved by stockholders(3):	139,945	5.93	649,090

Total	18,828,069	7.14	13,608,583

(1)	The weighted average exercise price does not take into account the shares subject to outstanding restricted stock units which have no exercise price.
(2)	Represents shares of our common stock issuable pursuant to the 2000 Plan, the 2011 Plan, the Director Plan and the ESPP.

The 2000 Plan was originally adopted by our Board of Directors in January 2000 and approved by our stockholders in March 2000. The 2000 Plan was amended and restated by our Board of Directors in December 2006 to require that the exercise price for options granted pursuant to the 2000 Plan be equal to the fair market value as of the determination date. The 2000 Plan is administered by the Compensation Committee of our Board of Directors. The 2000 Plan expired in January 2010 and there are no shares available for future issuance. As of December 31, 2011, there were options outstanding to purchase 14,023,086 shares of our common stock under the 2000 Plan at a weighted average exercise price of $7.35 per share. The weighted average exercise price does not take into account the shares subject to outstanding restricted stock units which have no exercise price. As of December 31, 2011, there were 969,793 shares reserved for issuance upon the vesting of outstanding restricted stock units under the 2000 Plan.

The Director Plan was originally adopted by our Board of Directors in January 2000 and approved by our stockholders in March 2000. The Director Plan provides for the automatic grant of options to purchase shares of common stock to non-employee directors. The Director Plan was amended by our Board of Directors in February 2004 to increase the annual option grant to each director from 5,000 shares to 10,000 shares, which amendment was approved by our stockholders in April 2004. The Director Plan was further amended by our Board of Directors in February 2008 to increase the annual option grant to each director from 10,000 shares to 15,000 shares and again in December 2010 to extend the post-termination exercise period for future granted options. Stockholder approval of these changes was not required. The Director Plan was further amended by our Board of Directors in February 2011 to reduce the number of shares available for future grant to 1,227,656 shares, which amendment became effective in May 2011 in connection with stockholder approval of the 2011 Plan. The Director Plan is administered by the Compensation Committee of our Board of Directors. As of December 31, 2011, there were 1,117,656 shares available for future issuance under the Director Plan. As of December 31, 2011, there were options outstanding to purchase 996,250 shares of our common stock under the Director Plan at a weighted average exercise price of $8.42.

The ESPP was originally adopted by our Board of Directors in January 2000 and approved by our stockholders in March 2000. The ESPP allows for qualified employees to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each purchase period. The ESPP is implemented by one offering period during each six-month period; provided, however, our Board of Directors may alter the duration of an offering period without stockholder approval. Employees may authorize up to 15% of their compensation for the purchase of stock under the ESPP; provided, that an employee may not accrue the right to purchase stock at a rate of more than $25,000 of the fair market value of our common stock for each calendar year in which the purchase right is outstanding. The ESPP was amended by our Board of Directors in January 2005 and February 2009, each time to increase the number of shares available for issuance under the ESPP. Each increase in the ESPP share reserve was approved by our stockholders in April 2005 and May 2009, respectively. As of December 31, 2011, there were 2,685,200 shares available for future issuance under the ESPP.

The 2011 Plan was originally adopted by our Board of Directors on February 16, 2011 and amended by the Compensation Committee on March 18, 2011, subject to stockholder approval. The 2011 Plan was approved by our stockholders in May 2011. As of December 31, 2011, there were 9,156,637 shares available for future issuance under the 2011 Plan. As of December 31, 2011, there were options outstanding to purchase 2,384,542 shares of our common stock under the 2011 Plan at a weighted average exercise price of $5.50 per share. The weighted average exercise price does not take into account the shares subject to outstanding restricted stock units which have no exercise price. As of December 31, 2011, there were 314,453 shares reserved for issuance upon the vesting of outstanding restricted stock units under the 2011 Plan.

(3)	Represents shares of our common stock issuable pursuant to the 2010 Plan and the 401(k) Plan.

In December 2009, we adopted the 2010 Plan to replace the 2000 Plan, which expired in January 2010. A total of 1,000,000 shares of our common stock were authorized for issuance under the 2010 Plan. Following stockholder approval of the 2011 Plan in May 2011, no further stock awards will be granted under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee. As of December 31, 2011, there were options outstanding to purchase 32,500 shares of our common stock under the 2010 Plan at a weighted average exercise price of $5.93. The weighted average exercise price does not take into account the shares subject to outstanding restricted stock units which have no exercise price. As of December 31, 2011, there were 107,445 shares reserved for issuance upon the vesting of outstanding restricted stock units under the 2010 Plan.

We sponsor a 401(k) Plan whereby eligible employees may elect to contribute up to the lesser of 20% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) Plan permits us to make matching contributions on behalf of all participants. From 2002 through 2010, we matched 50% of the first 4% of participant contributions into the 401(k) Plan in the form of our common stock. Beginning in 2011, we match 100% of the first 3% of participant contributions into the 401(k) Plan in the form of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Proposal 1 – Election of Class I Directors” appearing in our 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm” appearing in our 2012 Proxy Statement.

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

(3) See Index to Exhibits at the end of this Report, which is incorporated herein by reference. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on February 22, 2012.

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

Signatures	Title	Date

/s/ MICHAEL M. MORRISSEY Michael M. Morrissey, Ph.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2012

/s/ FRANK KARBE Frank Karbe	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2012

/s/ STELIOS PAPADOPOULOS Stelios Papadopoulos, Ph.D.	Chairman of the Board	February 22, 2012

/s/ CHARLES COHEN Charles Cohen, Ph.D.	Director	February 22, 2012

/s/ CARL B. FELDBAUM Carl B. Feldbaum, Esq.	Director	February 22, 2012

/s/ ALAN M. GARBER Alan M. Garber, M.D., Ph.D.	Director	February 22, 2012

/s/ VINCENT MARCHESI Vincent Marchesi, M.D., Ph.D.	Director	February 22, 2012

Signatures	Title	Date

/s/ FRANK MCCORMICK Frank McCormick, Ph.D.	Director	February 22, 2012

/s/ GEORGE POSTE George Poste, D.V.M., Ph.D.	Director	February 22, 2012

/s/ GEORGE A. SCANGOS George A. Scangos, Ph.D.	Director	February 22, 2012

/s/ LANCE WILLSEY Lance Willsey, M.D.	Director	February 22, 2012

/s/ JACK L. WYSZOMIERSKI Jack L. Wyszomierski	Director	February 22, 2012

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010

3.3	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011

4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	2/7/2000

4.2	Form of Warrant, dated June 10, 2009, to purchase 500,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	10-Q, as amended	000-30235	4.4	7/30/2009

4.3	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC.	10-Q	000-30235	4.4	8/5/2010

4.4*	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited	8-K	000-30235	4.9	6/9/2008

4.5	Form of Common Stock Agreement and Warrant Certificate.	S-3, as amended	333-158792	4.17	4/24/2009

4.6	Form of Preferred Stock Agreement and Warrant Certificate.	S-3, as amended	333-158792	4.18	4/24/2009

4.7	Form of Debt Securities Warrant Agreement and Warrant Certificate.	S-3, as amended	333-158792	4.19	4/24/2009

4.8	Form of Senior Debt Indenture.	S-3, as amended	333-158792	4.13	5/28/2009

4.9	Form of Subordinated Debt Indenture.	S-3, as amended	333-158792	4.14	5/28/2009

4.10	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design International, L.P.	10-Q	000-30235	10.1 (Exhibit A-1)	8/5/2010

4.11	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design Fund, L.P.	10-Q	000-30235	10.1 (Exhibit A-2)	8/5/2010

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.1	Form of Indemnity Agreement.	S-1, as amended	333-96335	10.1	2/7/2000

10.2†	2000 Equity Incentive Plan.	10-Q	000-30235	10.1	5/3/2007

10.3†	Form of Stock Option Agreement under the 2000 Equity Incentive Plan (early exercise permissible).	10-Q	000-30235	10.2	11/8/2004

10.4†	Form of Stock Option Agreement under the 2000 Equity Incentive Plan (early exercise may be restricted).	8-K	000-30235	10.1	12/15/2004

10.5†	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.	10-K	000-30235	10.6	3/10/2010

10.6†	2000 Non-Employee Directors’ Stock Option Plan.	10-Q	000-30235	10.1	8/4/2011

10.7†	Form of Stock Option Agreement under the 2000 Non-Employee Directors’ Stock Option Plan.	10-K	000-30235	10.7	2/22/2011

10.8†	2000 Employee Stock Purchase Plan.	Schedule 14A	000-30235	A	4/13/2009

10.9†	2010 Inducement Award Plan	10-K	000-30235	10.10	3/10/2010

10.10†	Form of Stock Option Agreement under the 2010 Inducement Award Plan.	10-K	000-30235	10.11	3/10/2010

10.11†	Form of Restricted Stock Unit Agreement under the 2010 Inducement Award Plan.	10-K	000-30235	10.1	5/24/2011

10.12†	2011 Equity Incentive Plan.	8-K	000-30235	10.1	5/24/2011

10.13†	Form of Stock Option Agreement under the 2011 Equity Incentive Plan	10-Q	000-30235	10.3	8/4/2011

10.14†	Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-Q	000-30235	10.4	8/4/2011

10.15†	Exelixis, Inc. 401(k) Plan.	10-K	000-30235	10.13	3/10/2010

10.16†	Exelixis, Inc. 401(k) Plan Adoption Agreement.	10-K	000-30235	10.14	3/10/2010

10.17†	Offer Letter Agreement, dated February 3, 2000, between Michael Morrissey, Ph.D., and Exelixis, Inc.	10-Q	000-30235	10.43	8/5/2004

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.18†	Offer Letter Agreement, dated November 20, 2003, between Frank Karbe and Exelixis, Inc.	10-Q	000-30235	10.46	8/5/2004

10.19†	Offer Letter Agreement, dated March 27, 2000, between Pamela Simonton, J.D., L.L.M. and Exelixis, Inc.	10-K	000-30235	10.17	3/15/2005

10.20†	Offer Letter Agreement, dated June 20, 2006, between Exelixis, Inc. and Gisela M. Schwab, M.D.	8-K	000-30235	10.1	6/26/2006

10.21†	Offer Letter Agreement, dated October 6, 2011, between Exelixis, Inc. and J. Scott Garland.					X

10.22†	Resignation Agreement dated July 22, 2010, by and between Exelixis, Inc. and George A. Scangos	10-Q	000-30235	10.1	11/4/2010

10.23†	Separation Agreement and Release, dated July 18, 2011, by and between Exelixis, Inc. and Frances K. Heller.	10-Q	000-30235	10.1	10/27/2011

10.24†	Severance/Consulting Agreement and Release, dated September 28, 2011, by and between Exelixis, Inc. and Lupe M. Rivera.	10-Q	000-30235	10.8	10/27/2011

10.25†	Compensation Information for Named Executive Officers.	8-K	000-30235	10.1	2/7/2012

10.26†	Compensation Information for Non-Employee Directors.					X

10.27†	Exelixis, Inc. Change in Control and Severance Benefit Plan, as amended and restated.	10-Q	000-30235	10.2	10/27/2011

10.28*	Product Development and Commercialization Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-Q	000-30235	10.36	11/8/2002

10.29*	First Amendment, dated January 10, 2005, to the Product Development and Commercialization Agreement, dated October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-K	000-30235	10.24	3/15/2005

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.30*	Second Amendment, dated June 13, 2008, to the Product Development and Commercialization Agreement, dated October 28, 2002, by and between SmithKlineBeecham Corporation d/b/a GlaxoSmithKline and Exelixis, Inc.	10-Q	000-30235	10.3	8/5/2008

10.31*	Stock Purchase and Stock Issuance Agreement, dated October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-Q	000-30235	10.37	11/8/2002

10.32	First Amendment, dated January 10, 2005, to the Stock Purchase and Stock Issuance Agreement, dated October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-K	000-30235	10.26	3/15/2005

10.33*	Loan and Security Agreement, dated October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-Q	000-30235	10.38	11/8/2002

10.34	First Amendment, dated December 5, 2002, to the Loan and Security Agreement, dated October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-K	000-30235	10.30	3/10/2010

10.35	Second Amendment, dated September 20, 2004, to the Loan and Security Agreement, dated October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	8-K	000-30235	10.1	9/23/2004

10.36*	Third Amendment, dated January 10, 2005, to the Loan and Security Agreement, dated October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-K	000-30235	10.29	3/15/2005

10.37*	Fourth Amendment dated July 10, 2008, to the Loan and Security Agreement, dated October 28, 2002, by and between SmithKlineBeecham Corporation d/b/a GlaxoSmithKline and Exelixis, Inc.	10-Q	000-30235	10.4	8/5/2008

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.38*	Letter Agreement, dated February 17, 2009, between Exelixis, Inc. and SmithKlineBeecham Corporation d/b/a GlaxoSmithKline.	10-Q, as amended	000-30235	10.1	5/7/2009

10.39*	Collaboration Agreement, dated December 15, 2006, between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-K	000-30235	10.38	2/27/2007

10.40*	Amendment No. 1, dated January 11, 2007, to the Collaboration Agreement, dated December 15, 2006, between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-Q	000-30235	10.3	11/5/2007

10.41*	Letter Agreement, dated June 26, 2008, between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-Q	000-30235	10.5	8/5/2008

10.42*	Amendment No. 2, dated October 1, 2009, to the Collaboration Agreement, dated December 15, 2006, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-Q	000-30235	10.3	10/29/2009

10.43*	Amendment No. 3, dated October 8, 2010, to the Collaboration Agreement, dated December 15, 2006, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-K	000-30235	10.39	2/22/2011

10.44*	Amended and Restated Collaboration Agreement, dated April 15, 2011, by and between Exelixis, Inc., Exelixis Patent Company, LLC., and Bristol-Myers Squibb Company.	10-Q	000-30235	10.5	8/4/2011

10.45*	Collaboration Agreement, dated December 22, 2006, between Exelixis, Inc. and Genentech, Inc.	10-K	000-30235	10.39	2/27/2007

10.46*	First Amendment, dated March 13, 2008, to the Collaboration Agreement, dated December 22, 2006, between Exelixis, Inc. and Genentech, Inc.	10-Q	000-30235	10.1	5/6/2008

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.47	Second Amendment, dated April 30, 2010, to the Collaboration Agreement, dated December 22, 2006, between Exelixis, Inc. and Genentech, Inc.	10-Q	000-30235	10.5	8/5/2010

10.48	Lease, dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	S-1, as amended	333-96335	10.11	2/7/2000

10.49	First Amendment, dated March 29, 2000, to Lease, dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-Q	000-30235	10.1	5/15/2000

10.50	Second Amendment, dated January 31, 2001, to Lease dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	S-1, as amended	333-152166	10.44	7/7/2008

10.51	Third Amendment, dated May 24, 2001, to Lease dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-K	000-30235	10.46	2/22/2011

10.52	Lease Agreement, dated May 24, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-Q	000-30235	10.48	8/5/2004

10.53	First Amendment, dated February 28, 2003, to Lease, dated May 24, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	S-1, as amended	333-152166	10.46	7/7/2008

10.54	Second Amendment, dated July 20, 2004, to Lease, dated May 24, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-Q	000-30235	10.49	8/5/2004

10.55	Lease Agreement, dated May 27, 2005, between Exelixis, Inc. and Britannia Pointe Grand Limited Partnership.	8-K	000-30235	10.1	5/27/2007

10.56	Sublease, dated July 25, 2011, between Exelixis, Inc. and Nodality, Inc.	10-Q	000-30235	10.3	10/27/2011

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.57	Consent to Sublease, dated August 16, 2011, by and among HCP Life Science REIT, Inc., Exelixis, Inc., and Nodality, Inc.	10-Q	000-30235	10.4	10/27/2011

10.58	Sublease, dated July 25, 2011, between Exelixis, Inc. and Threshold Pharmaceuticals, Inc.	10-Q	000-30235	10.5	10/27/2011

10.59	Consent to Sublease, dated August 19, 2011, by and among HCP Life Science REIT, Inc., Exelixis, Inc., and Threshold Pharmaceuticals, Inc.	10-Q	000-30235	10.6	10/27/2011

10.60	Lease Agreement, dated September 14, 2007, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-Q	000-30235	10.5	11/5/2007

10.61	First Amendment, dated May 31, 2008, to Lease Agreement, dated September 14, 2007, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-Q	000-30235	10.1	8/5/2008

10.62	Second Amendment, dated October 23, 2008, to Lease Agreement, dated September 14, 2007, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-K	000-30235	10.62	3/10/2009

10.63	Third Amendment, dated October 24, 2008, to Lease Agreement, dated September 14, 2007, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-K	000-30235	10.63	3/10/2009

10.64	Fourth Amendment, dated July 9, 2010, to Lease Agreement, dated September 14, 2007, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-Q	000-30235	10.2	11/4/2010

10.65	Sublease Agreement, dated July 9, 2010, by and between Exelixis, Inc. and Onyx Pharmaceuticals, Inc.	10-Q	000-30235	10.4	11/4/2010

10.66	Consent to Sublease dated July 9, 2010 by and among ARE-San Francisco No. 12, LLC, Exelixis, Inc. and Onyx Pharmaceuticals, Inc.	10-Q	000-30235	10.3	11/4/2010

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.67	Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc.	10-Q	000-30235	10.34	8/6/2002

10.68	Loan Modification Agreement, dated December 21, 2004, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/23/2004

10.69	Amendment No. 7, dated December 21, 2006, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/27/2006

10.70	Amendment No. 8, dated December 21, 2007, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/26/2007

10.71	Amendment No. 9, dated December 22, 2009, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/23/2009

10.72*	Amendment No. 10, dated June 2, 2010, to the Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc.	10-Q	000-30235	10.3	8/5/2010

10.73*	Amendment No. 11, dated August 18, 2011, to the Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc.	10-Q	000-30235	10.7	10/27/2011

10.74*	Collaboration Agreement, dated December 11, 2008, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-K	000-30235	10.65	3/10/2009

10.75*	Amendment No. 1, dated December 17, 2008, to the Collaboration Agreement, dated December 11, 2008, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-K	000-30235	10.66	3/10/2009

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.76*	Amendment No. 2, dated September 1, 2009, to the Collaboration Agreement dated December 11, 2008, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-Q	000-30235	10.2	10/29/2009

10.77*	Amendment No. 3, dated October 8, 2010, to the Collaboration Agreement dated December 11, 2008, by and between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-K	000-30235	10.68	2/22/2011

10.78	Termination Agreement dated June 18, 2010 between Exelixis, Inc. and Bristol-Myers Squibb Company	10-Q	000-30235	10.4	8/5/2010

10.79*	Letter Agreement, dated December 11, 2008, between Exelixis, Inc. and Bristol-Myers Squibb Company.	10-K	000-30235	10.67	3/10/2009

10.80*	Amended and Restated Collaboration Agreement, dated April 15, 2011, by and between Exelixis, Inc., Exelixis Patent Company, LLC., and Bristol-Myers Squibb Company.	10-Q	000-30235	10.6	8/4/2011

10.81*	License Agreement, dated May 27, 2009, between Exelixis, Inc. and Sanofi.	10-Q, as amended	000-30235	10.1	7/30/2009

10.82*	Collaboration Agreement, dated May 27, 2009, between Exelixis, Inc. and Sanofi.	10-Q, as amended	000-30235	10.2	7/30/2009

10.83**	Termination Agreement, dated December 22, 2011, between Exelixis, Inc. and Sanofi.					X

10.84	Letter, dated May 27, 2009, relating to regulatory filings for the Collaboration Agreement, dated May 27, 2009, between Exelixis, Inc. and Sanofi.	10-Q, as amended	000-30235	10.3	7/30/2009

10.85	Note Purchase Agreement, dated June 2, 2010, by and between Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P. and Exelixis, Inc.	10-Q	000-30235	10.1	8/5/2010

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.86	Security Agreement, dated July 1, 2010, by and between Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P. and Exelixis, Inc.	10-Q	000-30235	10.2	8/5/2010

10.87*	License Agreement, dated October 8, 2010, by and between Bristol-Myers Squibb Company and Exelixis, Inc.	10-K	000-30235	10.76	2/22/2011

10.88*	Amended and Restated License Agreement, dated April 15, 2011, by and between Exelixis, Inc., Exelixis Patent Company, LLC, and Bristol-Myers Squibb Company.	10-Q	000-30235	10.7	8/4/2011

10.89*	Collaboration Agreement, dated October 8, 2010, by and between Bristol-Myers Squibb Company and Exelixis, Inc.	10-K	000-30235	10.77	2/22/2011

10.90*	Amended and Restated Collaboration Agreement, dated April 15, 2011, by and between Exelixis, Inc., Exelixis Patent Company, LLC, and Bristol-Myers Squibb Company.	10-Q	000-30235	10.8	8/4/2011

10.91**	Exclusive License Agreement, dated December 20, 2011, between Exelixis, Inc. and Merck.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained on signature page).					X

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1‡	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).					X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
101.INS#	XBRL Instance Document					X

101.SCH#	XBRL Taxonomy Extension Schema Document					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF#	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Management contract or compensatory plan.
*	Confidential treatment granted for certain portions of this exhibit.
**	Confidential treatment requested for certain portions of this exhibit.
‡	This certification accompanies this Annual Report on Form 10-K, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.
#	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.