Form 10-Q
period 2012-03-30
EXELIXIS INC
filed 2012-05-03
CIK 939767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 27, 2012, there were 148,476,783 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXELIXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2012	December 31, 2011 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,466	$74,257
Marketable securities	172,979	120,005
Other receivables	1,930	30,190
Prepaid expenses and other current assets	4,641	4,372

Total current assets	250,016	228,824
Restricted cash and investments	4,199	4,199
Long-term investments	84,470	85,260
Property and equipment, net	7,326	8,506
Goodwill	63,684	63,684
Other assets	2,905	2,789

Total assets	$412,600	$393,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,878	$1,957
Accrued clinical trial liabilities	21,634	21,729
Accrued compensation and benefits	6,586	8,943
Other accrued liabilities	8,218	8,423
Current portion of notes payable and bank obligations	4,015	4,870
Current portion of convertible loans	10,000	—
Current portion of restructuring	3,875	4,483
Deferred revenue	31,253	41,920

Total current liabilities	87,459	92,325
Long-term portion of notes payable and bank obligations	84,470	85,260
Long-term portion of convertible loans	83,578	91,385
Long-term portion of restructuring	8,481	9,495
Other long-term liabilities	7,755	7,844
Deferred revenue	8,508	16,321

Total liabilities	280,251	302,630

Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; issued and outstanding:
148,457,650 and 135,563,735 shares at March 31, 2012 and December 31, 2011, respectively:	148	135
Additional paid-in-capital	1,264,659	1,196,992
Accumulated other comprehensive income (loss)	50	(138)
Accumulated deficit	(1,132,508)	(1,106,357)

Total stockholders’ equity	132,349	90,632

Total liabilities and stockholders’ equity	$412,600	$393,262

(1)	The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Contract	$3,831	$12,410
License	14,679	22,789
Collaboration reimbursement	—	694

Total revenues	18,510	35,893

Operating expenses:
Research and development	33,096	45,691
General and administrative	7,905	9,165
Restructuring (credit) charge	(195)	4,767

Total operating expenses	40,806	59,623

Loss from operations	(22,296)	(23,730)
Other income (expense):
Interest income and other, net	160	183
Interest expense	(4,004)	(3,943)

Total other income (expense), net	(3,844)	(3,760)

Loss before income taxes	(26,140)	(27,490)
Income tax provision	(11)	—

Net loss	$(26,151)	$(27,490)

Net loss per share, basic and diluted	$(0.18)	$(0.24)

Shares used in computing basic and diluted loss per share amounts	141,940	113,215

EXELIXIS, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	$(0,00)	$(0,00)
	Three Months Ended March 31,
	2012	2011
Net loss	$(26,151)	$(27,490)
Net unrealized gains (losses) on available-for-sale securities	188	(43)

Comprehensive loss	$(25,963)	$(27,533)

Accumulated other comprehensive income consisted solely of unrealized gains (losses) on available for sale securities for the periods presented.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(26,151)	$(27,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,233	1,929
Stock-based compensation expense	2,332	3,603
Restructuring (credit) charge for property and equipment	(195)	122
Accretion of debt discount	2,193	1,878
Other	1,304	478
Changes in assets and liabilities:
Other receivables	27,870	125
Prepaid expenses and other current assets	(268)	(1,279)
Other assets	(116)	114
Accounts payable and other accrued expenses	(2,736)	4,351
Restructuring liability	(1,865)	(1,478)
Other long-term liabilities	(87)	(232)
Deferred revenue	(18,480)	(25,397)

Net cash used in operating activities	(14,966)	(43,276)

Cash flows from investing activities:
Purchases of property and equipment	(72)	(405)
Proceeds from sales of property and equipment	847	—
Decrease in restricted cash and investments	—	2,200
Proceeds from maturities of marketable securities	60,315	26,718
Purchases of marketable securities	(113,368)	(60,015)

Net cash used in investing activities	(52,278)	(31,502)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	64,990	179,347
Proceeds from exercise of stock options and warrants, net of repurchases	109	3,794
Principal payments on notes payable and bank obligations	(1,646)	(3,752)

Net cash provided by financing activities	63,453	179,389

Net (decrease) increase in cash and cash equivalents	(3,791)	104,611
Cash and cash equivalents, at beginning of period	74,257	97,440

Cash and cash equivalents, at end of period	$70,466	$202,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Exelixis adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st. Fiscal year 2011, a 52-week year, ended on December 30, 2011, and fiscal year 2012, a 52-week year, will end on December 28, 2012. For convenience, references in this report as of and for the fiscal quarters ended April 1, 2011 and March 30, 2012, and as of the fiscal year ended December 30, 2011, are indicated as ended March 31, 2011 and 2012, and as ended December 31, 2011, respectively.

Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2012 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 30, 2011 included in our Annual Report on Form 10-K filed with the SEC on February 22, 2012.

Basis of Consolidation

The consolidated financial statements include the accounts of Exelixis and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements is in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, clinical trial accruals, restructuring liability and stock option valuation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Cash and Investments

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We invest in high-grade, short-term commercial paper and money market funds, which are subject to minimal credit and market risk.

All marketable securities are classified as available-for-sale and are carried at fair value. We view our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are stated at fair value based upon quoted market prices of the securities. We have classified certain investments as cash and cash equivalents or marketable securities that collateralize loan balances; however, they are not restricted to withdrawal. Funds that are used to collateralize equipment lines of credit that extend for over 12 months have been classified as long-term investments, in association with the loan arrangement. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. Realized gains and losses, net, and interest and dividends on available-for-sale securities are recorded in our Condensed Consolidated Statement of Operations as Interest income and other, net. The cost of securities sold is based on the specific identification method.

All of our marketable securities are subject to quarterly reviews for impairment that is deemed to be other-than-temporary. An investment is considered other-than-temporarily impaired when its fair value is below its amortized cost and (1) we intend to sell the security, (2) it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis or (3) the present value of expected cash flows from the investment is not expected to recover the entire amortized cost basis.

The following summarizes available-for-sale securities as of March 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$35,228	$—	$—	$35,228
Commercial paper	96,753	18	(3)	96,768
Corporate bonds	110,795	65	(40)	110,820
U.S. Government sponsored enterprises	65,638	13	(2)	65,649
Municipal bonds	23,650	—	(1)	23,649

Total	$332,064	$96	$(46)	$332,114

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash equivalents	$70,465	$1	$—	$70,466
Marketable securities	172,930	95	(46)	172,979
Restricted cash and investments	4,199	—	—	4,199
Long-term investments	84,470	—	—	84,470

Total	$332,064	$96	$(46)	$332,114

As of March 31, 2012, all securities that were in an unrealized loss position have been so for less than one year and the unrealized losses were due to market conditions and were not attributed to credit risk. Based on the scheduled maturities of our marketable securities, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.

The following summarizes available-for-sale securities as of December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$81,986	$—	$—	$81,986
Commercial paper	29,079	2	(1)	29,080
Corporate bonds	116,068	22	(169)	115,921
U.S. Government sponsored enterprises	37,237	12	—	37,249
Municipal bonds	19,488	—	(3)	19,485

Total	$283,858	$36	$(173)	$283,721

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash equivalents	$74,256	$1	$—	$74,257
Marketable securities	120,143	35	(173)	120,005
Restricted cash and investments	4,199	—	—	4,199
Long-term investments	85,260	—	—	85,260

Total	$283,858	$36	$(173)	$283,721

The following summarizes available-for-sale securities as of March 31, 2012 by contractual maturity (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mature in less than one year	$311,877	$89	$(40)	$311,926
Mature in one to two years	20,187	7	(6)	20,188

Total	$332,064	$96	$(46)	$332,114

The following summarizes available-for-sale securities as of December 31, 2011 by contractual maturity (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mature in less than one year	$259,209	$24	$(151)	$259,082
Mature in one to two years	24,649	12	(22)	24,639

Total	$283,858	$36	$(173)	$283,721

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

Level 3—unobservable inputs.

Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The Level 2 inputs were determined using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs, such as interest rates and prices that can be directly observed or corroborated in active markets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy, as determined at the end of each reporting period. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of March 31, 2012 and December 31, 2011, respectively (in thousands):

As of March 31, 2012:

	Level 1	Level 2	Level 3	Total
Money market funds	$35,228	$—	$—	$35,228
Commercial paper	—	96,768	—	96,768
Corporate bonds	—	110,820	—	110,820
U.S. Government sponsored agencies	—	65,649	—	65,649
Municipal bonds	—	23,649	—	23,649

Total	$35,228	$296,886	$—	$332,114

As of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Money market funds	$81,986	$—	$—	$81,986
Commercial paper	—	29,080	—	29,080
Corporate bonds	—	115,921	—	115,921
U.S. Government sponsored agencies	—	37,249	—	37,249
Municipal bonds	—	19,485	—	19,485

Total	$81,986	$201,735	$—	$283,721

We have estimated the fair value of our long-term debt instruments, where possible, using the net present value of the payments discounted at an interest rate that is consistent with money-market rates that would have been earned on our non-interest-bearing compensating balances, which is a Level 2 input. However, due to the unique structure of our 2010 financing agreement with entities affiliated with Deerfield Management Company L.P. (“Deerfield”) and the current non-liquid market in structured notes, there is no practicable method to determine the fair value of this instrument. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements” for details on the structure and terms of our 2010 financing with Deerfield. The estimated fair value of our outstanding debt, excluding our 2010 financing with Deerfield, was as follows (in thousands):

	March 31, 2012	December 31, 2011
Equipment lines of credit	$8,430	$10,066
Silicon Valley Bank loan	77,884	77,835

Total	$86,314	$87,901

At March 31, 2012 and December 31, 2011, the book value of our debt outstanding, including our 2010 financing with Deerfield, was $182.1 million and $181.5 million, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and comprise interest payments, principal payments or a combination thereof. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

Long Lived Assets

The carrying value of our long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Long-lived assets include property and equipment and identified intangible assets. In the quarters ended March 31, 2012 and March 31, 2011, we recorded impairment charges associated with our property and equipment in the amount of approximately $0.2 million and $0.1 million, respectively, in connection with our 2010 and 2011 restructurings. See Note 4 to the Condensed Consolidated Financial Statements for further information on the restructurings.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and investments in marketable securities. Cash equivalents and marketable securities consist of money market funds, taxable commercial paper, corporate bonds with high credit quality, obligations of U.S. government sponsored enterprises and municipal bonds. All cash and cash equivalents and marketable securities are maintained with financial institutions that management believes are creditworthy. Other receivables are typically unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception.

Net Loss Per Share

Basic and diluted net loss per share are computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock because its effect is antidilutive. Potential common stock consists of incremental common shares issuable (1) upon the exercise of stock options and warrants, (2) in connection with vesting of restricted stock units (“RSUs”), (3) pursuant to our employee stock purchase plan, and (4) upon conversion of our loan with GlaxoSmithKline, which was fully repaid in 2011.

As of March 31, 2012 and 2011, our potential common stock includes the following shares, all of which have been excluded from the computation of diluted net loss per share because their impact is antidilutive:

	March 31, 2012	March 31, 2011
Restricted stock units, common stock options and employee stock purchase plan	18,381,935	19,767,091
Conversion of loan	—	3,153,729
Warrants	1,441,215	2,250,000

Total antidilutive shares	19,823,150	25,170,820

Collaboration Arrangements

Collaborative agreement reimbursement revenues are recorded as earned or owed based on the performance requirements by both parties under the respective contracts. For the quarter ended March 31, 2011, reimbursement payments were presented as collaboration reimbursement revenues. There were no such reimbursements for the quarter ended March 31, 2012, and we do not expect to record any further collaboration reimbursement revenues under our current collaborations.

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

Recently Adopted Accounting Pronouncements

In December 2011, Accounting Standards Codification Topic 350, Testing Goodwill for Impairment was amended to allow the option of performing a qualitative assessment in evaluating goodwill for impairment. We adopted this guidance beginning January 1, 2012, and it did not have a material effect on our consolidated financial statements.

In May 2011, Accounting Standards Codification Topic 820, Fair Value Measurement was amended to converge U.S. and international accounting standards and provide more detailed disclosure. We adopted this guidance beginning January 1, 2012 and added additional disclosure as required. The amendment it did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2011, Accounting Standards Codification Topic 210, Balance Sheet was amended to converge U.S. and international accounting standards, and requires additional disclosure about offsetting of financial instruments. This guidance will be effective January 1, 2013 and we are evaluating the effect on our consolidated financial statements.

NOTE 2. Stock-Based Compensation

We recorded and allocated employee stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development expense	$1,207	$1,748
General and administrative expense	1,097	1,332
Restructuring-related stock compensation expense	—	449

Total employee stock-based compensation expense	$2,304	$3,529

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

	Stock Options Three Months Ended March 31,			Employee Stock Purchase Plan Three Months Ended March 31,
	2012	2011 (1)		2012	2011
Weighted average grant date fair value	$2.91	$	N/A	$2.61	$1.47
Risk-free interest rate	1.00%		N/A	0.05%	0.16%
Dividend yield	0%		N/A	0%	0%
Volatility	65%		N/A	68%	65%
Expected life	5.2 years		N/A	0.5 years	0.5 years

(1)	No options were granted during the three months ended March 31, 2011.

A summary of all stock option activity for the three months ended March 31, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	17,436,378	$7.16
Granted	66,175	5.26
Exercised	(22,031)	4.97
Cancelled	(397,104)	11.89

Options outstanding at March 31, 2012	17,083,418	$7.04	4.69 years	$617,036

Exercisable at March 31, 2012	13,278,874	$7.38	4.15 years	$502,674

As of March 31, 2012, $9.6 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 2.72 years.

A summary of all RSU activity for the three months ended March 31, 2012 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
RSUs outstanding at December 31, 2011	1,391,691	$6.92
Awarded	18,734	5.27
Released	(288,161)	7.31
Forfeited	(18,387)	7.45

RSUs outstanding at March 31, 2012	1,103,877	$6.79	1.37 years	$5,718,083

As of March 31, 2012, $5.7 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 2.45 years.

NOTE 3. Collaborations

Merck

On December 21, 2011, we entered into an agreement with Merck & Co., Inc., known as MSD outside of the United States and Canada (“Merck”), pursuant to which we granted to Merck an exclusive worldwide license to our phosphoinositide-3 kinase delta (“PI3K-d”) program, including XL499 and other related compounds. Pursuant to the terms of the agreement, Merck will have sole responsibility to research, develop, and commercialize compounds from our PI3K-d program. As a result we recognized $1.3 million in revenue in December 2011.

Merck was required to pay us an up-front cash payment of $12.0 million in connection with the agreement, which we received on January 19, 2012. Under the terms of the agreement, we completed the transfer of the license and associated knowledge within ninety days of the effective date of the agreement and accordingly recognized the remaining unrecognized up-front payment of $10.7 million as of March 31, 2012. We will be eligible to receive potential development and regulatory milestone payments for multiple indications of up to $239.0 million. We will also be eligible to receive combined sales performance milestones of up to $375.0 million and royalties on net-sales of products emerging from the agreement. Milestones and royalties are payable on compounds emerging from our PI3K-d program or from certain compounds that arise from Merck’s internal discovery efforts targeting PI3K-d during a certain period.

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

Bristol-Myers Squibb Company

2007 Cancer Collaboration

In December 2006, we entered into a worldwide collaboration with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), which became effective in January 2007, to discover, develop and commercialize novel targeted therapies for the treatment of cancer. We were responsible for discovery and preclinical development of small molecule drug candidates directed against mutually selected targets. In January 2007, Bristol-Myers Squibb made an up-front payment of $60.0 million to us for which we granted Bristol-Myers Squibb the right to select up to three investigational new drug (“IND”) candidates from six future Exelixis compounds. We recognized the up-front payment as revenues over the estimated research term.

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

In September 2010, we and Bristol-Myers Squibb terminated the XL413 program due to an unfavorable pharmacological profile observed in phase 1 clinical evaluation. Additionally, in connection with an amendment to the collaboration which became effective in November 2010, we exercised our right to opt-out of further co-development of XL139 in consideration for a payment of $20.0 million. This opt-out payment and the remaining deferred revenue balance as of the effective date of the opt-out, November 2010, were combined with and recognized in conjunction with the up-front fees received related to our TGR5 license agreement and ROR collaboration agreement entered into with Bristol-Myers Squibb in 2010, and will be recognized over the agreement with the longest term. Please refer to the “2010 Collaboration Agreements” within this note.

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

2010 Collaboration Agreements

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

Under the license agreement, Bristol-Myers Squibb received a worldwide exclusive license to XL475 and sole control and responsibility for all research, development, commercial and manufacturing activities. In November 2010 we received a nonrefundable up-front cash payment of $35.0 million from Bristol-Myers Squibb. Additionally, for each product developed by Bristol-Myers Squibb under the license, we will be eligible to receive development and regulatory milestones of up to $250.0 million and commercial milestones of up to $150.0 million, as well as royalties on commercial sales of any such products. As of March 31, 2012, we have recognized aggregate license revenue of $17.1 million under this agreement.

ROR Collaboration Agreement

In October 2010, we entered into a worldwide collaboration with Bristol-Myers Squibb pursuant to which each party granted to the other certain intellectual property licenses to enable the parties to discover, optimize and characterize ROR antagonists that may subsequently be developed and commercialized by Bristol-Myers Squibb. In November 2010 we received a nonrefundable up-front cash payment of $5.0 million from Bristol-Myers Squibb. Additionally, for each product developed by Bristol-Myers Squibb under the collaboration, we will be eligible to receive development and regulatory milestones of up to $255.0 million and commercial milestones of up to $150.0 million, as well as royalties on commercial sales of any such products. The collaboration agreement was amended and restated in April 2011 in connection with an assignment of patents to one of our wholly-owned subsidiaries. As of March 31, 2012, we have recognized aggregate license revenue of $3.9 million under this agreement.

NOTE 4: Restructurings

During 2010, we implemented two restructurings that resulted in an overall reduction in our workforce of 386 employees. In March 2011, we implemented an additional restructuring that resulted in further reductions in 2011. Taking into consideration employees who have since been recalled, there has been an aggregate reduction in headcount from the 2010 and 2011 restructurings of 402 employees. The restructurings are a consequence of our decision to focus our proprietary resources and development efforts on the late-stage development and commercialization of cabozantinib.

Since the inception of the 2010 and 2011 restructurings, we have recorded aggregate restructuring charges of $42.7 million, of which $20.2 million related to termination benefits and $22.5 million related to facility charges and the impairment of various assets. We had a restructuring credit of $0.2 million for the three months ended March 31, 2012. The credit was primarily due to asset auctions and direct sales of previously impaired assets, partially offset by facility-related charges due to the exit of all or portions of three of our South San Francisco buildings. The total outstanding restructuring liability is included in Current portion of restructuring and Long-term portion of restructuring on our Condensed Consolidated Balance Sheet and is based upon restructuring charges recognized as of March 31, 2012 in connection with the 2010 and 2011 restructurings. As of March 31, 2012, the components of these liabilities are summarized in the following table (in thousands):

	Employee Severance And Other Benefits	Facility Charges	Asset Impairment	Legal and Other Fees	Total
Ending accrual balance as of December 31, 2011	$6	$13,921	$—	$51	$13,978
Restructuring (credit) charge	(5)	248	(438)	—	(195)
Cash payments	(1)	(1,864)	—	—	(1,865)
Adjustments or non-cash credits	—	—	(409)	—	(409)
Proceeds from sale of assets	—	—	847	—	847

Ending accrual balance as of March 31, 2012	$—	$12,305	$—	$51	$12,356

With respect to our restructurings, we expect to incur additional restructuring charges of $1.7 million relating to the previously mentioned exit and sublease of our South San Francisco facilities. These charges will be recorded through the end of 2017, or the end of the building lease terms.

The remaining charges that we expect to incur in connection with the restructurings are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the restructurings.

NOTE 5. Sale of Shares of Common Stock

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

NOTE 6: Income Taxes

We recorded an income tax provision of $0.01 million for the three months ended March 31, 2012 for tax-related interest associated with the audit by the Internal Revenue Service of our 2008, 2009 and 2010 tax years.

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

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission, or SEC, on February 22, 2012. Operating results are not necessarily indicative of results that may occur in future periods. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Cabozantinib

Cabozantinib inhibits MET, VEGFR2 and RET, proteins that are key drivers of tumor growth, vascularization and/or metastasis. Cabozantinib has shown novel and differentiated activity in multiple cancer indications. The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer, or CRPC, and medullary thyroid cancer but also includes the evaluation of other tumor types. Exelixis has implemented a strategy to investigate cabozantinib in a comprehensive development program for CRPC to potentially generate a product that could effectively compete in the CRPC marketplace. Two phase 3 pivotal trials, COMET-1 (CabOzantinib MET Inhibition CRPC Efficacy Trial-1, formerly known as XL184-307) and COMET-2 (CabOzantinib MET Inhibition CRPC Efficacy Trial-2, formerly known as XL184-306), were designed to provide an opportunity to commercially differentiate cabozantinib as an oncology agent with a potentially beneficial impact on overall survival, pain palliation and narcotic usage. We expect to initiate the COMET-1 trial with an overall survival endpoint in the second quarter of 2012. We initiated the COMET-2 trial with a pain palliation endpoint in December 2011. We also initiated a rolling submission of a new drug application, or NDA, for cabozantinib in medullary thyroid cancer in December 2011 following our October 2011 announcement of the top-line results of the primary endpoint of our ongoing phase 3 clinical trial of cabozantinib as a potential treatment for medullary thyroid cancer, known as the EXAM trial (Efficacy of XL184 (Cabozantinib) in Advanced Medullary Thyroid Cancer). We expect to complete the NDA filing in the second quarter of 2012.

We expect to expand the cabozantinib development program to other solid tumor indications, based on encouraging interim data that have emerged from the randomized discontinuation trial, or RDT, investigating cabozantinib in nine distinct tumor types, as well as other clinical trials. Objective tumor responses have been observed in patients treated with cabozantinib in 12 of 13 individual tumor types investigated to date, reflecting the broad potential clinical activity and commercial opportunity of this new product candidate. Interim data suggest that cabozantinib has shown novel activity against bone and soft tissue lesions in patients with CRPC. We have also observed resolution of metastatic bone lesions on bone scan in patients with metastatic breast cancer, renal cell carcinoma, thyroid cancer and melanoma. Interim data from the CRPC cohort of the RDT reported at the American Society of Clinical Oncology Annual Meeting in June 2011 demonstrated that in addition to improvement of bone lesions on bone scan observed in the majority (75%) of patients, 67% of patients with bone metastases and bone pain at baseline also experienced alleviation of pain. This observation has been corroborated in a non-randomized expansion cohort, or NRE, of CRPC patients in the RDT, which collected prospectively defined patient reported outcomes on pain and narcotic use. Interim data from the NRE reported at the AACR-NCI-EORTC Symposium on Molecular Targets and Cancer Therapeutics in November 2011 demonstrated that 48% of CRPC patients with moderate to severe pain in the NRE experienced durable pain reduction greater than or equal to 30%. The median best pain reduction was 46%. In addition, these interim data indicated that 56% of CRPC patients in the NRE with moderate to severe bone pain and on narcotics at baseline were able to reduce or discontinue narcotic medication. Lower starting doses of cabozantinib are being evaluated through a dose-ranging study in CRPC patients conducted through an investigator-sponsored trial, or IST. Preliminary data from this dose-ranging IST demonstrate that a daily dose of 40 mg resulted in a rate of bone scan responses similar to that of a 100 mg daily dose used in the RDT and was associated with improved tolerability compared with the higher dose. In addition, preliminary data from a cohort of CRPC patients in the NRE treated at a daily dose of 40 mg demonstrate pain palliation responses consistent with observations at the 100 mg daily dose.

We believe that cabozantinib’s clinical profile is compelling and will allow commercial differentiation, assuming regulatory approval. Accordingly, it is a priority for us to generate additional data from the RDT as well as other ongoing exploratory clinical trials for cabozantinib in a broad range of tumor types, including ovarian cancer, melanoma, breast cancer, non-small cell lung cancer, hepatocellular cancer, renal cell carcinoma and differentiated thyroid cancer, to support further prioritization of our clinical and commercial options. We have launched two initiatives to expand the cabozantinib development program beyond our internal development efforts: our IST program and our Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute’s Cancer Therapy Evaluation Program, or NCI-CTEP. We launched the IST program in 2011, and it has already provided important interim data through the dose-ranging study described above. These data were important for dose selection in the COMET pivotal trial program, and we believe they will guide dose selection for a potential future trial to evaluate the ability of cabozantinib to prevent bone metastases in men with prostate cancer. Other important recently initiated ISTs include one in women with hormone receptor-positive metastatic breast cancer and bone metastases, a study evaluating cabozantinib in combination with abiraterone in CRPC patients, and a study evaluating cabozantinib in chemotherapy naïve CRPC patients. We plan to expand the IST program with new trials this year.

We entered into our CRADA with NCI-CTEP in November 2011, and on May 3, 2012 we announced that an initial program of twelve proposed clinical trials has been approved by us and NCI-CTEP under the CRADA, as follows:

•

Phase 2 clinical trials in disease settings where there is substantial unmet medical need and in which cabozantinib has previously demonstrated clinical activity, consisting of randomized phase 2 clinical trials in first line renal cell carcinoma, second line hepatocellular carcinoma, platinum-resistant or refractory ovarian cancer and second line non-small cell lung cancer, and non-randomized phase 2 trials in ocular melanoma and non-small cell lung cancer. We believe that data from these phase 2 clinical trials would help prioritize future phase 3 pivotal trials of cabozantinib.

•

Additional phase 2 clinical trials to explore cabozantinib’s potential utility in additional tumor types, consisting of trials in endometrial cancer, bladder cancer and sarcoma. Positive results in these indications could lead to further study in randomized phase 2 or phase 3 clinical trials.

•

Additional phase 1 clinical trials, consisting of a trial evaluating cabozantinib in combination with docetaxel in CRPC patients, a trial exploring the utility of combining cabozantinib with vemurafenib, a BRAF inhibitor, in patients with BRAF-mutated melanoma, and a trial to evaluate the safety and phamacokinetics of cabozantinib in pediatric malignancies.

An additional phase 2 clinical trial in second line differentiated thyroid cancer was approved by us and NCI-CTEP under the CRADA on May 3, 2012. Commencement of each of the proposed trials approved under the CRADA is subject to protocol development and satisfaction of certain other conditions. The proposed trials approved under the CRADA will be conducted under an investigational new drug application held by NCI-CTEP. We believe our CRADA reflects a major commitment by NCI-CTEP to support the broad exploration of cabozantinib’s potential in a wide variety of cancers that have substantial unmet medical needs. Since NCI-CTEP provides funding for as many as 20 active clinical trials each year for a five year period, we believe the agreement will enable us to broadly expand the cabozantinib development program in a cost-efficient manner.

Collaborations

We have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Sanofi, Genentech, Inc. (a wholly- owned member of the Roche Group), GlaxoSmithKline, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo Company Limited, or Daiichi Sankyo, for various compounds and programs in our portfolio. Pursuant to these collaborations, we have out-licensed compounds or programs to a partner for further development and commercialization, generally have no further unfunded cost obligations related to such compounds or programs and may be entitled to receive research funding, milestones and royalties or a share of profits from commercialization. Several of the out-licensed compounds are in multiple phase 2 studies and could potentially be of significant value to us if their development progresses successfully. With respect to our partnered compounds, we are eligible to receive potential milestone payments under our collaborations totaling approximately $3.1 billion in the aggregate on a non-risk adjusted basis, of which 10% are related to clinical development milestones, 44% are related to regulatory milestones and 46% are related to commercial milestones.

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

Clinical Development of Cabozantinib and Other Product Candidates

We are focusing our proprietary resources and development efforts on the development of cabozantinib. However, cabozantinib may fail to show adequate safety or efficacy in clinical testing. Furthermore, predicting the timing of the initiation or completion of clinical trials is difficult, and our trials may be delayed due to many factors, including factors outside of our control. The future development path of cabozantinib depends upon the results of each stage of clinical development. We expect to incur increased expenses for the development of cabozantinib as it advances in clinical development.

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

Limited Sources of Revenues

We have no pharmaceutical products that have received marketing approval, and we have generated no revenues to date from the sale of such products. We do not expect to generate revenues from the sale of pharmaceutical products in the near term and expect that all of our near-term revenues, such as research and development funding, license fees and milestone payments and royalty revenues, will be generated from collaboration agreements with our current and potential future partners. Milestones under these agreements may be tied to factors that are outside of our control, such as significant clinical or regulatory events with respect to compounds or programs that have been out-licensed to our partners.

Liquidity

As of March 31, 2012, we had $332.1 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $4.2 million and approximately $84.5 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates pursuant to covenants in our loan and security agreement with Silicon Valley Bank. In February 2012, we raised approximately $65 million in net proceeds from a public offering of our common stock. We anticipate that our current cash and cash equivalents, marketable securities, long-term investments and funding that we expect to receive from existing collaborators will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial, and we will need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

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

•	whether we elect to prepay the amounts advanced under our loan from Silicon Valley Bank;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds or programs; and

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including, in particular with respect to cabozantinib) that provide additional capital.

Our minimum liquidity needs are also affected by financial covenants in our loan and security agreement with Silicon Valley Bank and our note purchase agreement with Deerfield, as well as other factors, which are described under “Liquidity and Capital Resources—Cash Requirements”.

Our ability to raise additional funds may be severely impaired if cabozantinib fails to show adequate safety or efficacy in clinical testing.

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

Restructurings

Since the inception of the 2010 and 2011 restructurings, we have recorded aggregate restructuring charges of $42.7 million, of which $20.2 million related to termination benefits and $22.5 million related to facility charges and the impairment of various assets. We had a restructuring credit of $0.2 million for the three months ended March 31, 2012. The credit was primarily due to asset auctions and direct sales of previously impaired assets, partially offset by facility-related charges due to the exit of all or portions of three of our South San Francisco buildings. The total outstanding restructuring liability is included in Current portion of restructuring and Long-term portion of restructuring on our Condensed Consolidated Balance Sheet and is based upon restructuring charges recognized as of March 31, 2012 in connection with the 2010 and 2011 restructurings. With respect to our restructurings, we expect to incur additional restructuring charges of $1.7 million relating to the previously mentioned exit and sublease of our South San Francisco facilities. These charges will be recorded through the end of 2017, or the end of the building lease terms.

The remaining restructuring charges that we expect to incur in connection with the restructurings are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the restructurings.

Critical Accounting Estimates

The preparation of the consolidated financial statements is in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, clinical trial accruals, restructuring liability and stock option valuation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results could differ materially from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. We believe our critical accounting policies relating to revenue recognition, clinical trial accruals, restructuring liability and stock option valuation reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2012, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Fiscal Year Convention

Exelixis adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st. Fiscal year 2011, a 52-week year, ended on December 30, 2011, and fiscal year 2012, a 52-week year, will end on December 28, 2012. For convenience, references in this report as of and for the fiscal quarters ended April 1, 2011 and March 30, 2012, and as of the fiscal year ended December 30, 2011 are indicated as ended March 31, 2011 and 2012, and as ended December 31, 2011, respectively.

Results of Operations

Revenues

Total revenues by category, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2012	2011
Contract
Research and development funding	$—	$9.8
Milestones	3.8	2.6
License (1)	14.7	22.8
Collaboration reimbursement	—	0.7

Total revenues	$18.5	$35.9

Dollar change	$(17.4)
Percentage change	(48.5%)
(1)	Includes amortization of up-front payments.

Total revenues by customer, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2012	2011
Sanofi	$—	$18.6
Bristol-Myers Squibb	7.8	16.8
Boehringer Ingelheim	—	0.5
Merck	10.7	—

Total revenues	$18.5	$35.9

Dollar change	$(17.4)
Percentage change	(48.5%)

The decrease in revenues for the three months ended March 31, 2012, as compared to the prior year period, is primarily due to the transfer in April 2011 of substantially all development activities pertaining to XL147 and XL765 to Sanofi under our 2009 license agreement for these compounds, the termination in December 2011 of our 2009 collaboration with Sanofi for the discovery of inhibitors of phosphoinositide-3 kinase, or PI3K, and the termination of our 2008 agreement with Bristol Myers-Squibb for XL281 in October 2011. The decrease in revenues was partially offset by $10.7 million in revenue recognized under our agreement with Merck for our PI3K-d program signed in December 2011.

Research and Development Expenses

Total research and development expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2012	2011
Research and development expenses	$33.1	$45.7
Dollar change	$(12.6)
Percentage change	(27.6%)

The decrease for the three months ended March 31, 2012, as compared to the prior year period, resulted primarily from the following:

•

Clinical Trial Costs—Clinical trial expenses, which include services performed by third-party contract research organizations and other vendors, decreased by $7.8 million, or 35%, primarily due to the transfer of XL147 and XL765 to Sanofi, as well as the gradual wind down of our EXAM trial. These decreases were partially offset by an increase in clinical trial activities for our COMET-2 trial and costs in preparation for the initiation of the COMET-1 trial.

•

General Corporate Costs—There was a decrease of $2.0 million, or 26%, in the allocation of general corporate costs (such as facility costs, property taxes and insurance) to research and development, primarily as a result of a decrease in personnel as a result of our 2010 and 2011 restructurings, and the resulting decrease in costs to be allocated.

•

Personnel—Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, decreased by $1.5 million, or 15%, primarily due to the reduction in headcount resulting from our 2011 restructuring.

•	Stock-Based Compensation—Stock-based compensation expense decreased by $0.6 million, or 31%, as a result of our reduction in headcount from our 2010 and 2011 restructurings.

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

In addition to reviewing the three categories of research and development expenses described above, we principally consider qualitative factors in making decisions regarding our research and development programs. These factors include enrollment in clinical trials for our drug candidates, the results of and data from clinical trials, the potential indications for our drug candidates, the therapeutic and commercial potential for our drug candidates and competitive dynamics. We also make our research and development decisions in the context of our overall business strategy, which historically included the pursuit of commercial collaborations with major pharmaceutical and biotechnology companies for the development of our drug candidates. As noted under “—Overview,” we are focusing our proprietary resources and development efforts exclusively on cabozantinib in order to maximize the therapeutic and commercial potential of this compound. Our strategy is to aggressively advance cabozantinib through development toward commercialization, and as a result, we expect nearly all of our future research and development expenses to relate to the clinical development of cabozantinib.

The expenditures summarized in the following table reflect total research and development expenses by category, including allocations for general and administrative expense (in millions):

	Three Months Ended March 31,		Inception to date (1)
	2012	2011
Drug discovery	$3.7	$5.7	$460.1
Development	28.2	38.0	741.5
Other	1.2	2.0	102.0

Total	$33.1	$45.7	$1,303.6

(1)	Inception is as of January 1, 2006, the date on which we began tracking research and development expenses by category.

While we do not track total research and development expenses separately for each program, beginning in fiscal 2006, we began tracking third party expenditures directly relating to each program as a way of monitoring external costs. Our third party research and development expenditures relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing, and represent only a portion of the costs related to each program. Third party expenditures for programs initiated prior to the beginning of fiscal 2006 have not been tracked from project inception, and therefore these expenditures from the actual inception for most of our programs are not available. We do not accumulate on a program-specific basis internal research and development expenses, such as salaries and personnel expenses, facilities overhead expenses and external costs not directly attributable to a specific project. Nevertheless, we believe that third party expenditures by program provide a reasonable estimate of the percentage of our total research and development expenses that are attributable to each such program. Under our current strategy, we are focusing our proprietary resources and development efforts exclusively on the late-stage development and commercialization of cabozantinib. As a result, as of March 31, 2012, approximately all of our external third party research and development expenditures were spent on this program. The expenses for the cabozantinib program were primarily included in the development category of our research and development expenses and exclude the impact of any amounts reimbursed by our partners.

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

General and Administrative Expenses

Total general and administrative expenses, as compared to the prior year period, were as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2012	2011
General and administrative expenses	$7.9	$9.2
Dollar change	$(1.3)
Percentage change	(14.1%)

General and administrative expenses consist primarily of personnel expenses, employee stock-based compensation expense, facility costs, legal patent costs and consulting and professional expenses, such as legal and accounting fees. The decrease in general and administrative expenses for the three months ended March 31, 2012, as compared to the prior year period, was primarily due to a decrease in rent, utilities and equipment, personnel costs, and stock compensation, as a result of our 2010 and 2011 restructurings. These decreases were offset by a decrease in allocation of general corporate costs to research and development as a result of the reduction in research and development headcount from our 2010 and 2011 restructurings.

Restructuring Charge

The restructuring charge, as compared to the prior year period, was as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2012	2011
Restructuring (credit) charge	$(0.2)	$4.8
Dollar change	$(5.0)
Percentage change	(104%)

We had a restructuring credit of $0.2 million for the three months ended March 31, 2012. The credit was primarily due to asset auctions and direct sales of previously impaired assets, partially offset by facility-related charges due to the exit of all or portions of three of our South San Francisco buildings. For the comparable period in 2011 the restructuring charge related primarily to facility charges associated with the exit and sublease of portions of one of our South San Francisco buildings. As a result of our 2010 and 2011 restructurings, we expect to incur additional restructuring charges of approximately $1.7 million, primarily related to facility costs, through the end of 2017, or the end of the building lease terms.

Total Other Income (Expense), Net

Total other income (expense), net as compared to the prior year period, was as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2012	2011
Total other income (expense), net	$(3.8)	$(3.8)
Dollar change	$—
Percentage change	—

Total other income (expense), net consists primarily of interest income earned on our marketable securities, offset by interest expense incurred on our notes payable, bank obligations, convertible notes and loan and our credit facility, which includes both a cash coupon component and non-cash accretion of interest under the Deerfield note purchase agreement. Total other income (expense), net for the three months ended March 31, 2012, as compared to the prior year period, was approximately the same, with no significant changes in interest income, interest expense or other income (expense), net.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table summarizes our cash flow activities for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net loss	$(26,151)	$(27,490)
Adjustments to reconcile net loss to net cash used in operating activities	6,867	8,010
Changes in operating assets and liabilities	4,318	(23,796)

Net cash used in operating activities	(14,966)	(43,276)
Net cash used in investing activities	(52,278)	(31,502)
Net cash provided by financing activities	63,453	179,389

Net (decrease) increase in cash and cash equivalents	(3,791)	104,611
Cash and cash equivalents, at beginning of period	74,257	97,440

Cash and cash equivalents, at end of period	$70,466	$202,051

To date, we have financed our operations primarily through the sale of equity, receipts and loans from collaborators and banks, debt-financing arrangements and equipment financing facilities. We have also financed certain of our research and development activities under our agreements with various collaborators. As of March 31, 2012, we had $332.1 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $4.2 million. As of March 31, 2012, approximately $84.5 million of cash and cash equivalents and marketable securities served as collateral under our loan and security agreement with Silicon Valley Bank.

Operating Activities

Our operating activities used cash of $15.0 million for the three months ended March 31, 2012, compared to cash used of $43.3 million for the prior year period. Cash used by operating activities for the 2012 period related primarily to our net loss of $26.2 million, which was largely due to the development of cabozantinib, and to an $18.5 million reduction in deferred revenue, primarily due to the timing of revenue recognition of an up-front payment under our P13K-d license agreement with Merck entered into in December 2011. In addition, we paid $1.9 million of our restructuring liability and decreased our accounts payable and other accrued expenses by $2.7 million. Uses of cash were partially offset by the receipt of $27.3 million in cash relating to the termination of our 2009 discovery collaboration with Sanofi in December 2011 and the up-front payment from Merck under our P13K-d license agreement. In addition, we had non-cash charges totaling $5.8 million relating to stock-based compensation, depreciation and amortization and accretion of implied interest under our 2010 note purchase agreement with Deerfield.

Cash used by operating activities for the 2011 period related primarily to our net loss of $27.5 million, which was due to the development of cabozatinib and other compounds in various other discovery and development collaborations, and a $25.4 million reduction in deferred revenue, primarily due to the recognition of license revenue. In addition, we paid $1.5 million of our restructuring liability. These increases in cash used were partially offset by non-cash charges totaling $7.5 million relating to stock-based compensation, depreciation and amortization, accretion of implied interest under our 2010 note purchase agreement with Deerfield and impairment of assets due to our March and December 2010 restructurings. In addition, we had an increase in our accounts payable and other accrued liabilities of $4.4 million due to the timing of payments.

Investing Activities

Our investing activities used cash of $52.3 million for the three months ended March 31, 2012, compared to cash used of $31.5 million for the comparable period in 2011. Cash used by investing activities for the 2012 period was primarily due to the purchase of $113.4 million of marketable securities, less proceeds from the maturity of marketable securities of $60.3 million.

Cash used by investing activities for the 2011 period was primarily due to the purchase of $60.0 million of marketable securities, less proceeds from the maturity of marketable securities of $26.7 million and a decrease in restricted cash of $2.2 million.

Financing Activities

Our financing activities provided cash of $63.5 million for the three months ended March 31, 2012, compared to cash provided of $179.4 million for the comparable period in 2011. Cash provided by our financing activities for the 2012 period was due to the issuance of 12.7 million shares of common stock for net proceeds of $65.0 million, partially offset by cash used for principal payments on notes payable and bank obligations of $1.6 million.

Cash provided by our financing activities for the 2011 period was due to proceeds from the issuance of 17.3 million shares of common stock for net proceeds of $179.3 million and proceeds from the exercise of stock options of $3.8 million partially offset by cash used for principal payments on notes payable and bank obligations of $3.8 million.

Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes. Over the next several years, we are required to make certain payments on notes and bank obligations, as discussed under “Cash Requirements”.

Cash Requirements

We have incurred net losses since inception through 2010. We had a net loss of $26.2 million for the three months ended March 31, 2012. While we were in a net income position of $75.7 million for the year ended December 31, 2011, primarily as a result of the acceleration of revenue recognized under our 2008 collaboration agreement with Bristol-Myers Squibb that terminated in October 2011 and under our 2009 discovery collaboration agreement with Sanofi that terminated in December 2011, we anticipate further net losses and negative operating cash flow for the foreseeable future. As of March 31, 2012, we had $332.1 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $4.2 million and approximately $84.5 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates pursuant to covenants in our loan and security agreement with Silicon Valley Bank. In February 2012, we raised approximately $65 million in net proceeds from a public offering of our common stock. We anticipate that our current cash and cash equivalents, marketable securities, long-term investments and funding that we expect to receive from existing collaborators will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial, and we will need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

•

the progress and scope of the cabozantinib development program—We are focusing our proprietary resources and development efforts on cabozantinib, our most advanced product candidate, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. Cabozantinib is being evaluated in a broad development program encompassing multiple cancer indications. Our development and commercialization plans for cabozantinib are dependent on the extent of our available financial resources. There can be no assurance that we will have sufficient financial resources independently or through other arrangements to fund the trials that are currently planned or in process, to fund other clinical trials that we may desire to initiate in the future or to fund commercialization efforts. If adequate funds are not available, we may be required to delay, discontinue or elect not to pursue one or more trials or commercialization efforts for cabozantinib;

•

repayment of the notes under our note purchase agreement with Deerfield—The outstanding principal amount of the notes we issued to Deerfield bears interest in the annual amount of $6.0 million, payable quarterly in arrears. We are required to make certain mandatory prepayments on the notes on an annual basis in 2013, 2014 and 2015 and may also prepay all or a portion (not less than $5.0 million) of the principal amount of the notes during their term. There can be no assurance that we will have sufficient funds to repay the notes or satisfy our payment obligations under the note purchase agreement when due or that we will comply with the conditions to our ability to convert the principal amount of the notes into or satisfy our payment obligations with shares of our common stock;

•

repayment of our loan from Silicon Valley Bank—The principal amount outstanding under our term loan with Silicon Valley Bank, of $80.0 million, accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan. In accordance with the terms of the loan and security agreement, we are also required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement at all times in one or more investment accounts with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement. As a result, the proceeds of the term loan cannot be used to satisfy our other obligations without causing a default under our loan and security agreement with Silicon Valley Bank;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds or programs;

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including, in particular, with respect to cabozantinib) that provide additional capital;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents and marketable securities that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost of any acquisitions of or investments in businesses, products and technologies.

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

We may need to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. As described below, the terms of our debt owed to Deerfield and Silicon Valley Bank each contain covenants requiring us to maintain specified cash balances or levels of working capital:

•

Deerfield—Our note purchase agreement with Deerfield contains an event of default that would be triggered if our “cash and cash equivalents” fall below $20.0 million as of December 28, 2012, subject to a cure period. Upon such an event of default, Deerfield may declare all or a portion of the Put Price to be immediately due and payable. “Cash and cash equivalents” for purposes of our note purchase agreement includes our total cash, cash equivalents and short-term and long-term marketable securities. As of March 31, 2012, our “cash and cash equivalents” were $332.1 million.

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

Our market risks at March 31, 2012 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 22, 2012. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of March 31, 2012 and December 31, 2011. As of March 31, 2012 and December 31, 2011, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $6.7 million and $7.2 million, respectively.

In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. Most of our foreign expenses incurred are associated with establishing and conducting clinical trials for cabozantinib and various other compounds in our pipeline at sites outside of the United States. Our agreements with the foreign sites that conduct these clinical trials generally provide that payments for the services provided will be calculated in the currency of that country, and converted into U.S. dollars using various exchange rates based upon when services are rendered or the timing of invoices. When the U.S. dollar weakens against foreign currencies, the U.S. dollar value of the foreign-currency denominated expense increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated expense decreases. As of March 31, 2012 and December 31, 2011, approximately $2.2 million and $2.8 million respectively of our clinical accrual balance related to foreign currencies. As of March 31, 2012 and December 31, 2011, an adverse change of one percentage point in the foreign currency exchange rates would have resulted in a net loss of $22,000 and $28,000, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on February 22, 2012.

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

As of March 31, 2012, we had $332.1 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $4.2 million and approximately $84.5 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates pursuant to covenants in our loan and security agreement with Silicon Valley Bank. In February 2012, we raised approximately $65 million in net proceeds from a public offering of our common stock. We anticipate that our current cash and cash equivalents, marketable securities, long-term investments and funding that we expect to receive from existing collaborators will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial, and we will need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

•

the progress and scope of the cabozantinib development program—We are focusing our proprietary resources and development efforts on cabozantinib, our most advanced product candidate, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. Cabozantinib is being evaluated in a broad development program encompassing multiple cancer indications. The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer and medullary thyroid cancer and will be expanded to other solid tumor indications, based on encouraging interim data that have emerged from the RDT investigating cabozantinib in nine distinct tumor types and other clinical trials. In October 2011, we announced that our EXAM phase 3 clinical trial of cabozantinib in medullary thyroid cancer met its primary endpoint, and, in December 2011, the FDA granted us permission to initiate a rolling submission of an NDA for cabozantinib in medullary thyroid cancer. We initiated the submission in December 2011 by submitting to the FDA key parts of the NDA, including the preclinical information, and we expect to complete the NDA filing in the second quarter of 2012. Assuming priority review and approval of our NDA by the FDA, we currently anticipate a potential commercial launch of cabozantinib for the treatment of medullary thyroid cancer in the second half of 2012. In December 2011, we initiated our first phase 3 pivotal trial of cabozantinib in patients with metastatic castration-resistant prostate cancer using an endpoint of pain reduction (COMET-2). We also plan to initiate a phase 3 pivotal trial in metastatic castration-resistant prostate cancer patients with an overall survival endpoint (COMET-1) in the second quarter of 2012 as part of our comprehensive development plan for cabozantinib in castration-resistant prostate cancer. We are also planning other potential pivotal trials in prostate cancer. Our development and commercialization plans for cabozantinib are dependent on the extent of our available financial resources. There can be no assurance that we will have sufficient financial resources independently or through other arrangements to fund the trials that are currently planned or in process, to fund other clinical trials that we may desire to initiate in the future or to fund commercialization efforts. If adequate funds are not available, we may be required to delay, discontinue or elect not to pursue one or more trials or commercialization efforts for cabozantinib;

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

•

repayment of our loan from Silicon Valley Bank—On June 2, 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in an amount of $80.0 million. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. In accordance with the terms of the loan and security agreement, we are also required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement at all times in one or more investment accounts with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement. As a result, the proceeds of the term loan cannot be used to satisfy our other obligations without causing a default under our loan and security agreement with Silicon Valley Bank;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds or programs;

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including, in particular, with respect to cabozantinib) that provide additional capital;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents and marketable securities that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost of any acquisitions of or investments in businesses, products and technologies.

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

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*

We have incurred net losses since inception through 2010. We had a net loss of $26.2 million for the three months ended March 31, 2012 and as of March 31, 2012, we had an accumulated deficit of $1.1 billion. While we were in a net income position of $75.7 million for the year ended December 31, 2011, primarily as a result of the acceleration of revenue recognized under our 2008 collaboration agreement with Bristol-Myers Squibb that terminated in October 2011 and under our 2009 discovery collaboration agreement with Sanofi that terminated in December 2011, we anticipate further net losses and negative operating cash flow for the foreseeable future. We have not yet completed the development, including obtaining regulatory approval, of cabozantinib or any other product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, research funding, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones, our collaborators fail to develop successful products or research funding we receive from collaborators decreases, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues through 2010 and for the three months ended March 31, 2012, and we expect to spend significant additional amounts to fund the development of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve future profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We may not realize the expected benefits of our initiatives to control costs.

Managing costs is a key element of our business strategy. Consistent with this element of our strategy, during 2010, we implemented two restructurings that resulted in an overall reduction in our workforce by 386 employees. In March 2011, we implemented an additional restructuring that resulted in further reductions in 2011. Taking into consideration employees who have since been recalled, there has been an aggregate reduction in headcount from the 2010 and 2011 restructurings of 402 employees. We anticipate that we will incur additional restructuring charges through the end of 2017 in connection with the implementation of these restructurings.

As part of our restructurings, in 2011 we entered into two sublease agreements for portions of one of our buildings in South San Francisco, California. We are still assessing our ability to sublease portions of our facilities in light of the workforce reduction as well as the potential for sublease income. Estimates for sublease income would require significant assumptions regarding the time required to contract with subtenants, the amount of idle space we would be able to sublease and potential future sublease rates. If we are able to vacate portions of our facilities, we would need to continue to update our estimate of the lease exit costs in our financial statements until we were able to negotiate an exit to the lease or negotiate a sublease for the remaining term of the lease.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this report we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since March 31, 2012, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.

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

We have limited experience in conducting clinical trials and may not be able to rapidly or effectively continue the further development of cabozantinib or meet current or future requirements of the FDA, including those identified based on our discussions with the FDA. Our planned clinical trials may not begin on time, or at all, may not be completed on schedule, or at all, may not be sufficient for registration of cabozantinib or may not result in an approvable product. For example, as discussed in “Risks Related to Regulatory Approval of Cabozantinib—Cabozantinib is subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize this product candidate,” we were not able to reach a timely agreement with the FDA under a Special Protocol Assessment, or SPA, on the proposed design and analyses of the COMET-2 trial.

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

We have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Sanofi, Genentech, Inc. (a wholly- owned member of the Roche Group), GlaxoSmithKline, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo Company Limited, or Daiichi Sankyo, for the development and ultimate commercialization of a significant number of compounds generated from our research and development efforts. We continue to pursue collaborations for selected unpartnered preclinical and clinical programs and compounds. Our dependence on our relationships with existing collaborators for the development and commercialization of our compounds subjects us to, and our dependence on future collaborators for development and commercialization of additional compounds will subject us to, a number of risks, including:

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

In the context of its consideration of a SPA for the COMET-2 trial, the FDA also recommended that overall survival be the primary efficacy endpoint. The final FDA response prior to our discontinuation of the SPA process stated that we could choose to conduct the trial in the absence of a SPA agreement. We elected to proceed with initiation of the COMET-2 trial and the planned COMET-1 trial, and to discontinue further attempts to secure a SPA agreement with respect to the COMET-2 trial. We expect to initiate the COMET-1 trial in the second quarter of 2012. We initiated the COMET-2 trial in December 2011.

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

The biotechnology industry is highly fragmented and is characterized by rapid technological change. In particular, the area of kinase-targeted therapies is a rapidly evolving and competitive field. We face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. Some of our competitors are further along in the development of their products than we are. In addition, delays in the development of cabozantinib could allow our competitors to bring products to market before us, which would impair our ability to commercialize cabozantinib. Our future success will depend upon our ability to maintain a competitive position with respect to technological advances. Any products that are developed through our technologies will compete in highly competitive markets. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities than we do. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive. There may also be drug candidates of which we are not aware at an earlier stage of development that may compete with cabozantinib. In addition, if cabozantinib is successfully developed, it may compete with existing therapies that have long histories of use, such as chemotherapy and radiation treatments in cancer indications. Examples of potential competition for cabozantinib include AstraZeneca’s RET, VEGFR and EGFR inhibitor, vandetanib, Algeta’s development-stage alpha-pharmaceutical, Alpharadin (Radium-223), other VEGF pathway inhibitors, including Genentech’s bevacizumab, and other MET inhibitors, including Pfizer’s crizotinib, ArQule’s tivantinib (ARQ197), GlaxoSmithKline’s foretinib (XL880) and Genentech’s onartuzumab.

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

We are highly dependent upon the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. Also, we may not have sufficient personnel to execute our business plan. Retaining and, where necessary, recruiting qualified clinical and scientific personnel will be critical to support activities related to advancing our clinical and preclinical development programs, and supporting our collaborative arrangements and our internal proprietary research and development efforts. The restructurings that we implemented in 2010 and 2011 could have an adverse impact on our ability to retain and recruit qualified personnel. Competition is intense for experienced clinical personnel, and we may be unable to retain or recruit clinical personnel with the expertise or experience necessary to allow us to pursue collaborations, develop our products and core technologies or expand our operations to the extent otherwise possible. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results to volatility, including:

•	the scope of our research and development activities;

•	recognition of up-front licensing or other fees or revenues;

•	payments of non-refundable up-front or licensing fees, or payment for cost-sharing expenses, to third parties;

•	acceptance of our technologies and platforms;

•	the success rate of our efforts leading to milestone payments and royalties;

•	the introduction of new technologies or products by our competitors;

•	the timing and willingness of collaborators to further develop or, if approved, commercialize our product out-licensed to them;

•	our ability to enter into new collaborative relationships;

•	the termination or non-renewal of existing collaborations;

•	the timing and amount of expenses incurred for clinical development and manufacturing cabozantinib;

•	adjustments to expenses accrued in prior periods based on management’s estimates after the actual level of activity relating to such expenses becomes more certain;

•	the impairment of acquired goodwill and other assets;

•	the impact of our restructurings; and

•	general and industry-specific economic conditions that may affect our collaborators’ research and development expenditures.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides information on our repurchases of our common stock, all of which were to satisfy tax obligations upon the vesting of restricted stock units under our 2000 Equity Incentive Plan and 2010 Inducement Award Plan. We may make similar repurchases in the future to satisfy employee tax obligations upon the vesting of restricted stock units.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (December 31, 2011 – January 27, 2012)	—	—	—	—
Month #2 (January 28, 2012 – March 2, 2012)	111,248	$5.80	—	—
Month #3 (March 3, 2012 – March 30, 2012)	979	$5.31	—	—

ITEM 6.	EXHIBITS

(a) Exhibits

The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2012	EXELIXIS, INC.

/s/ Frank Karbe
Frank Karbe Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010

3.3	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011

4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	2/7/2000

4.2	Form of Warrant, dated June 10, 2009, to purchase 500,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	10-Q, as amended	000-30235	4.4	7/30/2009

4.3*	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC.	10-Q	000-30235	10.8	8/9/2005

4.4*	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued or issuable to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited	8-K	000-30235	4.9	6/9/2008

4.5	Form of Common Stock Agreement and Warrant Certificate	S-3, as amended	333-158792	4.17	4/24/2009

4.6	Form of Preferred Stock Agreement and Warrant Certificate	S-3, as amended	333-158792	4.18	4/24/2009

4.7	Form of Debt Securities Warrant Agreement and Warrant Certificate	S-3, as amended	333-158792	4.19	4/24/2009

4.8	Form of Senior Debt Indenture	S-3, as amended	333-158792	4.13	5/28/2009

4.9	Form of Subordinated Debt Indenture	S-3, as amended	333-158792	4.14	5/28/2009

4.10	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design International, L.P.	10-Q	000-30235	10.1 (Exhibit A-1)	8/5/2010

4.11	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design Fund, L.P.	10-Q	000-30235	10.1 (Exhibit A-2)	8/5/2010

10.1	Compensation Information for Named Executive Officers.	8-K	000-30235	10.1	2/7/2012

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1‡	Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).					X

101.INS#	XBRL Instance Document					X

101.SCH#	XBRL Taxonomy Extension Schema Document					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Confidential treatment granted for certain portions of this exhibit.
‡	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
#	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.