Form 10-Q
period 2012-06-29
EXELIXIS INC
filed 2012-08-02
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2012, there were 148,884,946 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,140	$74,257
Marketable securities	138,901	120,005
Other receivables	2,284	30,190
Prepaid expenses and other current assets	4,498	4,372
Total current assets	213,823	228,824
Restricted cash and investments	4,067	4,199
Long-term investments	83,678	85,260
Property and equipment, net	6,439	8,506
Goodwill	63,684	63,684
Other assets	2,797	2,789
Total assets	$374,488	$393,262
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,931	$1,957
Accrued clinical trial liabilities	23,982	21,729
Accrued compensation and benefits	7,914	8,943
Other accrued liabilities	6,425	8,423
Current portion of notes payable and bank obligations	3,158	4,870
Current portion of convertible loans	10,000	—
Current portion of restructuring	4,484	4,483
Deferred revenue	31,253	41,920
Total current liabilities	90,147	92,325
Long-term portion of notes payable and bank obligations	83,678	85,260
Long-term portion of convertible loans	85,862	91,385
Long-term portion of restructuring	7,499	9,495
Other long-term liabilities	7,558	7,844
Deferred revenue	695	16,321
Total liabilities	$275,439	$302,630
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding:
148,794,245 and 135,563,735 shares at June 30, 2012 and December 31, 2011, respectively:	149	135
Additional paid-in-capital	1,267,890	1,196,992
Accumulated other comprehensive income (loss)	5	(138)
Accumulated deficit	(1,168,995)	(1,106,357)
Total stockholders’ equity	99,049	90,632
Total liabilities and stockholders’ equity	$374,488	$393,262

(1)
The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Contract	$3,802	$8,327	$7,633	$20,737
License	4,011	22,492	18,690	45,281
Collaboration reimbursement	—	1,343	—	2,038
Total revenues	7,813	32,162	26,323	68,056
Operating expenses:
Research and development	32,610	42,901	65,706	88,593
General and administrative	6,760	8,783	14,665	17,948
Restructuring charge (credit)	1,166	(1,514)	971	3,253
Total operating expenses	40,536	50,170	81,342	109,794
Loss from operations	(32,723)	(18,008)	(55,019)	(41,738)
Other income (expense), net:
Interest income and other, net	340	1,197	500	1,381
Interest expense	(4,092)	(4,164)	(8,096)	(8,107)
Total other income (expense), net	(3,752)	(2,967)	(7,596)	(6,726)
Loss before income taxes	(36,475)	(20,975)	(62,615)	(48,464)
Income tax provision	(12)	—	(23)	—
Net loss	$(36,487)	$(20,975)	$(62,638)	$(48,464)
Net loss per share, basic and diluted	$(0.25)	$(0.16)	$(0.43)	$(0.40)
Shares used in computing basic and diluted loss per share amounts	148,654	128,245	145,297	120,768

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(36,487)	$(20,975)	$(62,638)	$(48,464)
Net unrealized (losses) gains on available-for-sale securities	(45)	18	143	(25)
Comprehensive loss	$(36,532)	$(20,957)	$(62,495)	$(48,489)
Accumulated other comprehensive income consisted solely of unrealized gains (losses) on available for sale securities for the periods presented.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(62,638)	$(48,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,640	3,929
Stock-based compensation expense	4,322	6,435
Restructuring (credit) charge for property and equipment	(179)	510
Accretion of debt discount	4,477	3,816
Other	2,366	1,782
Changes in assets and liabilities:
Other receivables	27,506	(467)
Prepaid expenses and other current assets	(254)	485
Other assets	(224)	232
Accounts payable and other accrued expenses	201	186
Restructuring liability	(1,995)	(4,180)
Other long-term liabilities	(286)	(560)
Deferred revenue	(26,293)	(50,496)
Net cash used in operating activities	(50,357)	(86,792)
Cash flows from investing activities:
Purchases of property and equipment	(509)	(568)
Proceeds from sales of property and equipment	859	—
Decrease in restricted cash and investments	132	2,200
Proceeds from maturities of marketable securities	141,104	66,407
Purchases of marketable securities	(160,221)	(189,436)
Net cash used in investing activities	(18,635)	(121,397)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	65,036	179,377
Proceeds from exercise of stock options and warrants, net of repurchases	306	7,626
Proceeds from employee stock purchase plan	827	987
Proceeds from note payable and bank obligations	—	2,589
Principal payments on notes payable and bank obligations	(3,294)	(4,550)
Net cash provided by financing activities	62,875	186,029
Net decrease in cash and cash equivalents	(6,117)	(22,160)
Cash and cash equivalents, at beginning of period	74,257	97,440
Cash and cash equivalents, at end of period	$68,140	$75,280
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)
NOTE 1. Organization and Summary of Significant Accounting Policies
Organization
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biotechnology company committed to developing small molecule therapies for the treatment of cancer. We are focusing our proprietary resources and development efforts exclusively on cabozantinib (formerly known as XL184), our most advanced product candidate, in order to maximize the therapeutic and commercial potential of this compound. We believe cabozantinib has the potential to be a high-quality, broadly active, differentiated pharmaceutical product that can make a meaningful difference in the lives of patients. We have also established a portfolio of other novel compounds that we believe have the potential to address serious unmet medical needs, many of which are being advanced by partners as part of collaborations.
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
Exelixis adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st. Fiscal year 2011, a 52-week year, ended on December 30, 2011, and fiscal year 2012, a 52-week year, will end on December 28, 2012. For convenience, references in this report as of and for the fiscal quarters ended July 1, 2011 and June 29, 2012, and as of the fiscal year ended December 30, 2011, are indicated as ended June 30, 2011 and 2012, and as ended December 31, 2011, respectively.
Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on February 22, 2012.
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
The following summarizes available-for-sale securities as of June 30, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$44,761	$—	$—	$44,761
Commercial paper	81,297	19	—	81,316
Corporate bonds	93,769	38	(42)	93,765
U.S. Government sponsored enterprises	49,551	5	(9)	49,547
Municipal bonds	25,403	—	(6)	25,397
Total	$294,781	$62	$(57)	$294,786
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash and cash equivalents	$68,140	$—	$—	$68,140
Marketable securities	138,896	62	(57)	138,901
Restricted cash and investments	4,067	—	—	4,067
Long-term investments	83,678	—	—	83,678
Total	$294,781	$62	$(57)	$294,786
As of June 30, 2012, all securities that were in an unrealized loss position have been so for less than one year and the unrealized losses were due to market conditions and were not attributed to credit risk. Based on the scheduled maturities of our marketable securities, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.

The following summarizes available-for-sale securities as of December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$81,986	$—	$—	$81,986
Commercial paper	29,079	2	(1)	29,080
Corporate bonds	116,068	22	(169)	115,921
U.S. Government sponsored enterprises	37,237	12	—	37,249
Municipal bonds	19,488	—	(3)	19,485
Total	$283,858	$36	$(173)	$283,721
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash and cash equivalents	$74,256	$1	$—	$74,257
Marketable securities	120,143	35	(173)	120,005
Restricted cash and investments	4,199	—	—	4,199
Long-term investments	85,260	—	—	85,260
Total	$283,858	$36	$(173)	$283,721

The following summarizes available-for-sale securities as of June 30, 2012 by contractual maturity (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mature in less than one year	$292,168	$62	$(57)	$292,173
Mature in one to two years	2,613	—	—	2,613
Total	$294,781	$62	$(57)	$294,786

The following summarizes available-for-sale securities as of December 31, 2011 by contractual maturity (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mature in less than one year	$259,209	$24	$(151)	$259,082
Mature in one to two years	24,649	12	(22)	24,639
Total	$283,858	$36	$(173)	$283,721
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
Level 3—unobservable inputs.
Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The Level 2 inputs were determined using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs, such as interest rates and prices that can be directly observed or corroborated in active markets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy, as determined at the end of each reporting period. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of June 30, 2012 and December 31, 2011, respectively (in thousands):

As of June 30, 2012:

	Level 1	Level 2	Level 3	Total
Money market funds	$44,761	$—	$—	$44,761
Commercial paper	—	81,316	—	81,316
Corporate bonds	—	93,765	—	93,765
U.S. Government sponsored agencies	—	49,547	—	49,547
Municipal bonds	—	25,397	—	25,397
Total	$44,761	$250,025	$—	$294,786

As of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Money market funds	$81,986	$—	$—	$81,986
Commercial paper	—	29,080	—	29,080
Corporate bonds	—	115,921	—	115,921
U.S. Government sponsored agencies	—	37,249	—	37,249
Municipal bonds	—	19,485	—	19,485
Total	$81,986	$201,735	$—	$283,721

We have estimated the fair value of our long-term debt instruments, where possible, using the net present value of the payments discounted at an interest rate that is consistent with money-market rates that would have been earned on our non-interest-bearing compensating balances, which is a Level 2 input. However, due to the unique structure of our 2010 financing agreement with entities affiliated with Deerfield Management Company L.P. (“Deerfield”) and the current non-liquid market in structured notes, there is no practicable method to determine the fair value of this instrument. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Important to Understanding Our Financial Condition and Results of Operations—Deerfield Facility” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements” for details on the structure and terms of our 2010 financing with Deerfield. The estimated fair value of our outstanding debt, excluding our 2010 financing with Deerfield, was as follows (in thousands):

	June 30, 2012	December 31, 2011
Equipment lines of credit	$6,789	$10,066
Silicon Valley Bank loan	77,932	77,835
Total	$84,721	$87,901
At June 30, 2012 and December 31, 2011, the book value of our debt outstanding, including our 2010 financing with Deerfield, was $182.7 million and $181.5 million, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and comprise interest payments, principal payments or a combination thereof. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.
Long Lived Assets
The carrying value of our long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Long-lived assets include property and equipment and identified intangible assets. In the six months ended June 30, 2012 and June 30, 2011, we recorded impairment charges associated with our property and equipment in the amount of approximately $0.2 million and $0.5 million, respectively, in connection with our 2010 and 2011 restructurings. See Note 4 to the Condensed Consolidated Financial Statements for further information on the restructurings.

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
Net Loss Per Share
Basic and diluted net loss per share are computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock because its effect is antidilutive. Potential common stock consists of incremental common shares issuable (1) upon the exercise of stock options and warrants, (2) in connection with vesting of restricted stock units (“RSUs”), (3) pursuant to our employee stock purchase plan, and (4) upon conversion of our loan with GlaxoSmithKline, which was fully repaid in October 2011.
As of June 30, 2012 and 2011, our potential common stock includes the following shares, all of which have been excluded from the computation of diluted net loss per share because their impact is antidilutive:

	June 30, 2012	June 30, 2011
Restricted stock units, common stock options and employee stock purchase plan	17,476,534	18,985,542
Conversion of loan	—	3,283,155
Warrants	1,441,215	1,441,215
Total antidilutive shares	18,917,749	23,709,912
Collaboration Arrangements
Collaborative agreement reimbursement revenues or collaboration cost-sharing expenses are recorded as earned or owed based on the performance requirements by both parties under the respective contracts. There were no such reimbursements for the three and six months ended June 30, 2012, and we do not expect to record any further collaboration reimbursement revenues under our current collaborations.
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

NOTE 2. Stock-Based Compensation
We recorded and allocated employee stock-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development expense	$1,025	$1,431	$2,232	$3,179
General and administrative expense	950	1,369	2,047	2,701
Restructuring-related stock-based compensation expense	—	—	—	449
Total employee stock-based compensation expense	$1,975	$2,800	$4,279	$6,329
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

	Stock Options Three Months Ended June 30,		Employee Stock Purchase Plan Three Months Ended June 30,
	2012	2011	2012	2011
Weighted average grant date fair value	$2.68	$7.03	$1.58	$3.41
Risk-free interest rate	1.00%	2.17%	0.16%	0.12%
Dividend yield	0%	0%	0%	0%
Volatility	65%	65%	68%	69%
Expected life	6.0 years	6.0 years	0.5 years	0.5 years

	Stock Options Six Months Ended June 30,		Employee Stock Purchase Plan Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average grant date fair value	$2.75	$7.03	$2.34	$2.44
Risk-free interest rate	1.00%	2.17%	0.08%	0.14%
Dividend yield	0%	0%	0%	0%
Volatility	65%	65%	68%	67%
Expected life	5.8 years	6.0 years	0.5 years	0.5 years

A summary of all stock option activity for the six months ended June 30, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	17,436,378	$7.16
Granted	218,650	4.78
Exercised	(63,116)	4.82
Cancelled	(1,064,035)	8.57
Options outstanding at June 30, 2012	16,527,877	$7.04	4.50	$1,322,511
Exercisable at June 30, 2012	13,142,259	$7.38	3.98	$958,969
As of June 30, 2012, $8.6 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 2.61 years.

A summary of all RSU activity for the six months ended June 30, 2012 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
RSUs outstanding at December 31, 2011	1,391,691	$6.92
Awarded	19,559	5.25
Released	(378,329)	7.33
Forfeited	(125,224)	6.69
RSUs outstanding at June 30, 2012	907,697	$6.75	1.24	$5,019,564
As of June 30, 2012, $4.8 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 2.27 years.
NOTE 3. Collaborations
Merck
On December 21, 2011, we entered into an agreement with Merck & Co., Inc., known as MSD outside of the United States and Canada (“Merck”), pursuant to which we granted to Merck an exclusive worldwide license to our phosphoinositide-3 kinase delta (“PI3K-delta”) program, including XL499 and other related compounds. Pursuant to the terms of the agreement, Merck will have sole responsibility to research, develop, and commercialize compounds from our PI3K-delta program. As a result we recognized $1.3 million in revenue in December 2011.
Merck was required to pay us an up-front cash payment of $12.0 million in connection with the agreement, which we received on January 19, 2012. Under the terms of the agreement, we completed the transfer of the license and associated knowledge within ninety days of the effective date of the agreement and accordingly recognized the remaining unrecognized up-front payment of $10.7 million during the three months ended March 31, 2012. We will be eligible to receive potential development and regulatory milestone payments for multiple indications of up to $239.0 million. We will also be eligible to receive combined sales performance milestones of up to $375.0 million and royalties on net-sales of products emerging from the agreement. Milestones and royalties are payable on compounds emerging from our PI3K-delta program or from certain compounds that arise from Merck’s internal discovery efforts targeting PI3K-delta during a certain period.

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

In September 2010, we and Bristol-Myers Squibb terminated the XL413 program due to an unfavorable pharmacological profile observed in phase 1 clinical evaluation. Additionally, in connection with an amendment to the collaboration, which became effective in November 2010, we exercised our right to opt-out of further co-development of XL139 in consideration for a payment of $20.0 million. This opt-out payment and the remaining deferred revenue balance as of the effective date of the opt-out, November 2010, were combined with and recognized in conjunction with the up-front fees received related to our TGR5 license agreement and ROR collaboration agreement entered into with Bristol-Myers Squibb in 2010, and will be recognized over the agreement with the longest term. Please refer to the “2010 Collaboration Agreements” within this note.
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
Under the license agreement, Bristol-Myers Squibb received a worldwide exclusive license to XL475 and sole control and responsibility for all research, development, commercial and manufacturing activities. In November 2010 we received a nonrefundable up-front cash payment of $35.0 million from Bristol-Myers Squibb. Additionally, for each product developed by Bristol-Myers Squibb under the license, we will be eligible to receive development and regulatory milestones of up to $250.0 million and commercial milestones of up to $150.0 million, as well as royalties on commercial sales of any such products. As of June 30, 2012, we have recognized aggregate license revenue of $20.6 million under this agreement.

ROR Collaboration Agreement
In October 2010, we entered into a worldwide collaboration with Bristol-Myers Squibb pursuant to which each party granted to the other certain intellectual property licenses to enable the parties to discover, optimize and characterize ROR antagonists that may subsequently be developed and commercialized by Bristol-Myers Squibb. In November 2010, we received a nonrefundable up-front cash payment of $5.0 million from Bristol-Myers Squibb. Additionally, for each product developed by Bristol-Myers Squibb under the collaboration, we will be eligible to receive development and regulatory milestones of up to $255.0 million and commercial milestones of up to $150.0 million, as well as royalties on commercial sales of any such products. The collaboration agreement was amended and restated in April 2011 in connection with an assignment of patents to one of our wholly-owned subsidiaries. In July 2011, we achieved a development milestone of $2.5 million. As of June 30, 2012, we have recognized aggregate license revenue of $4.6 million under this agreement.
NOTE 4: Restructurings
During 2010, we implemented two restructurings that resulted in an overall reduction in our workforce of 386 employees. As a consequence of our decision to focus our proprietary resources and development efforts on the development and commercialization of cabozantinib, we implemented additional restructurings in both March 2011 and May 2012, resulting in further reductions to our workforce. The aggregate reduction in headcount from the 2010, 2011, and 2012 restructurings (the “Restructurings”) is 422 employees.

We have recorded aggregate restructuring charges of $43.9 million in connection with the Restructurings, of which $20.9 million related to termination benefits and $23.0 million related to facility charges and the impairment of various assets. For the six months ended June 30, 2012 and 2011, we recorded restructuring charges of approximately $1.0 million and $3.3 million, respectively. The charge for the six months ended June 30, 2012, was primarily related to termination benefits and facility related charges in connection with the exit of all or portions of three of our South San Francisco buildings. The total outstanding restructuring liability related to the Restructurings is included in current and long-term portion of restructuring on our Condensed Consolidated Balance Sheet.
As of June 30, 2012, the components of these liabilities are summarized in the following table (in thousands):

	Employee Severance And Other Benefits	Facility Charges	Asset Impairment, net of sales	Legal and Other Fees	Total
Ending accrual balance as of December 31, 2011	$6	$13,921	$—	$51	$13,978
Restructuring charge (credit)	629	566	(179)	(45)	971
Cash payments	(14)	(3,131)	—	—	(3,145)
Adjustments or non-cash credits	—	—	(680)	—	(680)
Proceeds from sale of assets	—	—	859	—	859
Ending accrual balance as of June 30, 2012	$621	$11,356	$—	$6	$11,983
We expect to incur additional restructuring charges of approximately $1.9 million, of which approximately $0.5 million relate to termination benefits in connection with our 2012 restructuring, to be recorded during the third quarter of 2012. The balance of approximately $1.4 million is related to the exit of all or portions of three of our South San Francisco buildings and will be recorded through the end of the building lease terms, the last of which ends in 2017.
The remaining charges that we expect to incur in connection with our restructuring efforts are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, our restructuring efforts.
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
NOTE 6: Income Taxes
We recorded an income tax provision of $0.01 million and $0.02 million for the three and six months ended June 30, 2012, respectively, for tax-related interest associated with the audit by the Internal Revenue Service of our 2008, 2009 and 2010 tax years.

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
Overview
We are a biotechnology company committed to developing small molecule therapies for the treatment of cancer. We are focusing our proprietary resources and development efforts exclusively on cabozantinib, formerly known as XL184, our most advanced product candidate, in order to maximize the therapeutic and commercial potential of this compound. We believe cabozantinib has the potential to be a high-quality, broadly-active, differentiated pharmaceutical product that can make a meaningful difference in the lives of patients. We have also established a portfolio of other novel compounds that we believe have the potential to address serious unmet medical needs, many of which are being advanced by partners as part of collaborations.
Cabozantinib
Cabozantinib inhibits MET, VEGFR2 and RET, proteins that are key drivers of tumor growth, vascularization, and/or metastasis. Cabozantinib has shown novel and differentiated activity in multiple cancer indications. The current clinical program for cabozantinib is focused on the treatment of metastatic castration-resistant prostate cancer, or CRPC, and medullary thyroid cancer but also includes the evaluation of other tumor types.
Exelixis has implemented a strategy to investigate cabozantinib in a comprehensive development program for CRPC to potentially generate a product that could effectively compete in the CRPC marketplace. Two phase 3 pivotal trials, COMET-1 (CabOzantinib MET Inhibition CRPC Efficacy Trial-1, formerly known as XL184-307) and COMET-2 (CabOzantinib MET Inhibition CRPC Efficacy Trial-2, formerly known as XL184-306), were designed to provide an opportunity to commercially differentiate cabozantinib as an oncology agent with a potentially beneficial impact on overall survival, pain palliation and narcotic usage. We initiated the COMET-2 trial with a pain palliation endpoint in December 2011 and the COMET-1 trial with an overall survival endpoint in May 2012.
In May 2012, we completed the submission of our rolling new drug application, or NDA, with the United States Food and Drug Administration, or FDA, for cabozantinib as a treatment for medullary thyroid cancer. On July 30, 2012, we announced that the FDA has accepted our NDA for filing and granted a Priority Review designation with a stated action date of November 29, 2012. The NDA submission was based on the data from our phase 3 clinical trial of cabozantinib as a potential treatment for medullary thyroid cancer, known as the EXAM trial (Efficacy of XL184 (Cabozantinib) in Advanced Medullary Thyroid Cancer), with progression-free survival, or PFS, as the trial's primary endpoint. The EXAM trial has been conducted under a special protocol assessment, or SPA, with the FDA, which allows for full approval on the basis of PFS if the data are supportive. We announced in October 2011 that the primary endpoint of the EXAM trial had been met. Data from the EXAM trial was reported at the American Society of Clinical Oncology Annual Meeting, or ASCO, in June 2012. Assuming approval of our NDA by the FDA, we currently anticipate a potential commercial launch of cabozantinib for the treatment of medullary thyroid cancer in late 2012 or early 2013.

We expect to expand the cabozantinib development program to other solid tumor indications, based on encouraging interim data that have emerged from the randomized discontinuation trial, or RDT, investigating cabozantinib in 9 distinct tumor types, as well as other clinical trials. Objective tumor responses have been observed in patients treated with cabozantinib in 12 of 13 individual tumor types investigated to date, reflecting the broad potential clinical activity and commercial opportunity of this new product candidate. Interim data suggest that cabozantinib has shown novel activity against bone and soft tissue lesions in patients with CRPC. We have also observed resolution of metastatic bone lesions on bone scan in patients with metastatic breast cancer, renal cell carcinoma, thyroid cancer, and melanoma.
Interim data from the CRPC cohort of the RDT reported at ASCO in June 2011 demonstrated that in addition to improvement of bone lesions on bone scan observed in the majority (75%) of patients, 67% of patients with bone metastases and bone pain at baseline also experienced alleviation of pain. This observation has been corroborated in a non-randomized expansion cohort, or NRE, of CRPC patients in the RDT, which collected prospectively defined patient reported outcomes on pain and narcotic use. Interim data reported at ASCO in June 2012 demonstrated that 64% of CRPC patients with moderate to severe pain in the NRE experienced durable pain reduction greater than or equal to 30%. The median best pain reduction was 46%. In addition, these interim data indicated that 56% of CRPC patients in the NRE with moderate to severe bone pain and on narcotics at baseline were able to reduce or discontinue narcotic medication. These interim data also indicated that 92% of evaluable CRPC patients in the NRE experienced a reduction greater than or equal to 30% in their circulating tumor cell, or CTC, count.
Lower starting doses of cabozantinib are being evaluated through a dose-ranging study in CRPC patients conducted through an investigator-sponsored trial, or IST. Interim data from this dose-ranging IST reported at ASCO in June 2012 demonstrated that a daily dose of 40 mg resulted in a rate of bone scan responses similar to that of a 100 mg daily dose used in the RDT, and was associated with improved tolerability compared with the higher dose.  The interim data from the IST reported at ASCO in June 2012 also indicated that 92% of evaluable CRPC patients in the 40 mg dose cohort of the IST experienced a reduction greater than or equal to 30% in their CTC count. Interim data from a cohort of CRPC patients in the NRE treated at a daily dose of 40 mg has demonstrated pain palliation responses consistent with observations at the 100 mg daily dose.
We believe that cabozantinib's clinical profile is compelling and will allow commercial differentiation, assuming regulatory approval. Accordingly, it is a priority for us to generate additional data from the RDT as well as other ongoing exploratory clinical trials for cabozantinib in a broad range of tumor types, including ovarian cancer, melanoma, breast cancer, non-small cell lung cancer, hepatocellular cancer, renal cell carcinoma, and differentiated thyroid cancer, to support further prioritization of our clinical and commercial options. We have launched two initiatives to expand the cabozantinib development program beyond our internal development efforts: our IST program and our Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute's Cancer Therapy Evaluation Program, or NCI-CTEP.
We launched the IST program in 2011, and it has already provided important interim data through the dose-ranging study in CRPC patients described above. These data were important for dose selection in the COMET pivotal trial program, and we believe they will guide dose selection for a potential future trial to evaluate the ability of cabozantinib to prevent bone metastases in men with prostate cancer. Other recently initiated ISTs include:

•	Phase 2 clinical trial of cabozantinib in women with hormone receptor-positive metastatic breast cancer and bone metastases.

•	Phase 1b clinical trial evaluating cabozantinib in combination with abiraterone in CRPC patients.

•	Phase 2 clinical trial of cabozantinib in chemotherapy naïve CRPC patients with bone metastases.

•	Phase 1b clinical trial evaluating cabozantinib in combination with androgen ablation in patients with androgen-dependent metastatic prostate cancer.

•	Phase 2 clinical trial using magnetic resonance imaging to measure the effect of cabozantinib on bone metastases in patients with CRPC.

•	Phase 1 clinical trial of cabozantinib in patients with relapsed or refractory multiple myeloma with bone disease.

•	Phase 2 clinical trial evaluating cabozantinib in patients with advanced pancreatic neuroendocrine and carcinoid tumors.

•	Phase 2 clinical trial of cabozantinib in patients with KIF5B/RET-positive advanced non-small cell lung cancer.

•	Phase 2 clinical trial evaluating cabozantinib in patients with advanced solid malignancies and bone metastases.

We plan to further expand the IST program with new trials this year.
We entered into our CRADA with NCI-CTEP in November 2011, under which thirteen proposed clinical trials have been approved to date, as follows:

•
Phase 2 clinical trials in disease settings where there is substantial unmet medical need and in which cabozantinib has previously demonstrated clinical activity, consisting of randomized phase 2 clinical trials in first line renal cell carcinoma, second line hepatocellular carcinoma, platinum-resistant or refractory ovarian cancer, ocular melanoma, second line non-small cell lung cancer, and second line/third line non-small cell lung cancer. We believe that data from these phase 2 clinical trials will help prioritize future phase 3 pivotal trials of cabozantinib.

•
Additional phase 2 clinical trials to explore cabozantinib's potential utility in other tumor types, consisting of trials in endometrial cancer, bladder cancer, sarcoma and second line differentiated thyroid cancer. Positive results in these indications could lead to further study in randomized phase 2 or phase 3 clinical trials.

•
Additional phase 1 clinical trials, consisting of a trial evaluating cabozantinib in combination with docetaxel in CRPC patients, a trial exploring the utility of combining cabozantinib with vemurafenib, a BRAF inhibitor, in patients with BRAF-mutated melanoma, and a trial to evaluate the safety and phamacokinetics of cabozantinib in pediatric malignancies.

Commencement of each of the proposed trials approved under the CRADA is subject to protocol development and satisfaction of certain other conditions. The proposed trials approved under the CRADA will be conducted under an investigational new drug application held by NCI-CTEP. We believe our CRADA reflects a major commitment by NCI-CTEP to support the broad exploration of cabozantinib's potential in a wide variety of cancers that have substantial unmet medical needs. Since NCI-CTEP provides funding for as many as 20 active clinical trials each year for a five year period, we believe the agreement will enable us to broadly expand the cabozantinib development program in a cost-efficient manner.
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
Recent Development

Notice of FDA Filing of New Drug Application for Cabozantinib as a Treatment for Medullary Thyroid Cancer and Priority Review Designation

As discussed under “Cabozantinib” above, on July 30, 2012, we announced that the FDA has accepted our NDA for filing and granted a Priority Review designation with a stated action date of November 29, 2012.
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
Limited Sources of Revenues
We have no pharmaceutical products that have received marketing approval, and we have generated no revenues to date from the sale of such products. We do not expect to generate meaningful revenues from the sale of pharmaceutical products in the near term and expect that all of our near-term revenues, such as research and development funding, license fees and milestone payments and royalty revenues, will be generated from collaboration agreements with our current and potential future partners. Milestones under these agreements may be tied to factors that are outside of our control, such as significant clinical or regulatory events with respect to compounds or programs that have been out-licensed to our partners.
Liquidity
As of June 30, 2012, we had $294.8 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $4.1 million and approximately $83.7 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, marketable securities, long-term investments and funding that we expect to receive from existing collaborators will enable us to maintain our operations for a period of approximately 12 months following the end of the second quarter of 2012. However, our future capital requirements will be substantial, and we will need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

•	the progress and scope of the development activity with respect to cabozantinib;

•
whether we elect to pay cash or to issue shares of our common stock in respect of any conversion of our principal, prepayments or payments of interest in connection with the secured convertible notes we issued to entities affiliated with Deerfield Management Company, L.P., or Deerfield, under our note purchase agreement;

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
Our minimum liquidity needs are also affected by financial covenants in our loan and security agreement with Silicon Valley Bank and our note purchase agreement with Deerfield, as well as other factors, which are described under “Liquidity and Capital Resources-Cash Requirements”.
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
Restructurings
During 2010, we implemented two restructurings that resulted in an overall reduction in our workforce of 386 employees. As a consequence of our decision to focus our proprietary resources and development efforts on the development and commercialization of cabozantinib, we implemented additional restructurings in both March 2011 and May 2012, resulting in further reductions to our workforce. The aggregate reduction in headcount from the 2010, 2011, and 2012 restructurings, or the Restructurings, is 422 employees.

We have recorded aggregate restructuring charges of $43.9 million in connection with the Restructurings, of which $20.9 million related to termination benefits and $23.0 million related to facility charges and the impairment of various assets. For the six months ended June 30, 2012 and 2011, we recorded restructuring charges of approximately $1.0 million and $3.3 million, respectively. The charge for the six months ended June 30, 2012, was primarily related to termination benefits and facility-related charges in connection with the exit of all or portions of three of our South San Francisco buildings. The total outstanding restructuring liability related to the Restructurings is included in current and long-term portion of restructuring on our Condensed Consolidated Balance Sheet.

We expect to incur additional restructuring charges of approximately $1.9 million, of which approximately $0.5 million relate to termination benefits in connection with our 2012 restructuring, to be recorded during the third quarter of 2012. The balance of approximately $1.4 million is related to the exit of all or portions of three of our South San Francisco buildings and will be recorded through the end of the building lease terms, the last of which ends in 2017.

The remaining charges that we expect to incur in connection with our restructuring efforts are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, our restructuring efforts.
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
An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. We believe our critical accounting policies relating to revenue recognition, clinical trial accruals, restructuring liability and stock option valuation reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2012, as compared to the critical accounting policies and estimates disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011.
Fiscal Year Convention
Exelixis adopted a 52- or 53-week fiscal year that ends on the Friday closest to December 31st. Fiscal year 2011, a 52-week year, ended on December 30, 2011, and fiscal year 2012, a 52-week year, will end on December 28, 2012. For convenience, references in this report as of and for the fiscal quarters ended July 1, 2011 and June 29, 2012, and as of the fiscal year ended December 30, 2011, are indicated as ended June 30, 2011 and 2012, and as ended December 31, 2011, respectively.

Results of Operations
Revenues

Total revenues by category, as compared to the prior year periods, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Contract
Research and development funding	$—	$3.7	$—	$13.6
Milestones	3.8	4.6	7.6	7.2
License (1)	4.0	22.5	18.7	45.3
Collaboration reimbursement	—	1.4	—	2.0
Total revenues	$7.8	$32.2	$26.3	$68.1
Dollar change	$(24.4)		$(41.8)
Percentage change	(75.8)%		(61.4)%

(1)	Includes amortization of up-front payments.

Total revenues by customer, as compared to the prior year periods, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sanofi	$—	$12.5	$—	$31.0
Bristol-Myers Squibb	7.8	17.5	15.6	34.4
Boehringer Ingelheim	—	0.2	—	0.7
Merck	—	—	10.7	—
Genentech	—	2.0	—	2.0
Total revenues	$7.8	$32.2	$26.3	$68.1
Dollar change	$(24.4)		$(41.8)
Percentage change	(75.8)%		(61.4)%

The decrease in revenues for the three and six months ended June 30, 2012, as compared to the prior year periods, is primarily due to the transfer in April 2011 of substantially all development activities pertaining to XL147 and XL765 to Sanofi under our 2009 license agreement for these compounds, the termination in December 2011 of our 2009 collaboration with Sanofi for the discovery of inhibitors of phosphoinositide-3 kinase, or PI3K, and the termination of our 2008 agreement with Bristol Myers-Squibb for XL281 in October 2011. In addition, there was a decrease in Genentech revenue relating to a one-time milestone payment of $2.0 million recognized in June 2011. For the six months ended June 30, 2012, the decrease in revenues was partially offset by $10.7 million in revenue recognized under our agreement with Merck for our PI3K-delta program signed in December 2011, as well as increased revenues related to our 2007 cancer collaboration agreement, TGR5 license agreement and ROR collaboration agreement with Bristol-Myers Squibb.
Research and Development Expenses
Total research and development expenses, as compared to the prior year periods, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development expenses	$32.6	$42.9	$65.7	$88.6
Dollar change	$(10.3)		$(22.9)
Percentage change	(24.0)%		(25.8)%
The decrease for the three and six months ended June 30, 2012, as compared to the prior year periods, resulted primarily from the following:

•
Clinical Trial Costs-Clinical trial expenses, which include services performed by third-party contract research organizations and other vendors, decreased by $6.4 million, or 31%, and $14.2 million, or 33%, respectively, primarily due to the transfer of XL147 and XL765 to Sanofi, as well as the gradual wind down of our EXAM trial. These decreases were partially offset by an increase in clinical trial activities for our COMET-2 trial and costs in preparation for the initiation of the COMET-1 trial. We expect our clinical trial expenses to increase in the second half of 2012 due principally to anticipated increases in COMET-1 and COMET-2 clinical trial activities.

•
General Corporate Costs-There was a decrease of $1.4 million, or 20%, and $3.5 million, or 23%, respectively, in the allocation of general corporate costs (such as facility costs, property taxes and insurance) to research and development, due to the decrease in research personnel related to our 2010 and 2011 restructurings, and the resulting decrease in allocated costs.

•
Personnel-Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, decreased by $0.9 million, or 11%, and $2.3 million, or 13%, respectively, primarily due to the reduction in headcount resulting from our 2010 and 2011 restructurings.

•
Stock-Based Compensation-Stock-based compensation expense decreased by $0.4 million, or 29%, and $1.0 million, or 30%, respectively, primarily as a result of our reduction in headcount from our 2010 and 2011 restructurings.

We do not track total research and development expenses separately for each of our research and development programs. We group our research and development expenses into three categories: development, drug discovery and other. Our development group leads the development and implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. Development expenses relate primarily to clinical trial, personnel and general corporate costs. As noted under “—Overview,” we are focusing our proprietary resources and development efforts exclusively on cabozantinib in order to maximize the therapeutic and commercial potential of this compound. Our strategy is to aggressively advance cabozantinib through development toward commercialization, and as a result, we expect nearly all of our future research and development expenses to relate to the clinical development of cabozantinib. Historically, drug discovery was a significant aspect of our business and consisted of the discovery, optimization and characterization of lead compounds for selection of development candidates with the best potential for further evaluation and advancement into clinical development. As a consequence of our focus on cabozatinib, since 2010 we have gradually discontinued all of our drug discovery efforts except for those funded under our ROR collaboration agreement with Bristol-Myers Squibb, and intend to terminate such remaining drug discovery efforts when we complete our obligations under the collaboration agreement. Drug discovery expenses relate primarily to personnel expense, lab supplies and general corporate costs. The other category primarily includes stock-based compensation expense.
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
The expenditures summarized in the following table reflect total research and development expenses by category, including allocations for general and administrative expense (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Inception to date (1)
	2012	2011	2012	2011
Development	$28.2	$36.3	$56.4	$74.3	$769.7
Drug discovery	3.3	4.5	7.0	10.3	463.4
Other	1.1	2.1	2.3	4.0	103.1
Total	$32.6	$42.9	$65.7	$88.6	$1,336.2

(1) Inception is as of January 1, 2006, the date on which we began tracking research and development expenses by category.
While we do not track total research and development expenses separately for each program, beginning in fiscal 2006, we began tracking third party expenditures directly relating to each program as a way of monitoring external costs. Our third party research and development expenditures relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing, and represent only a portion of the costs related to each program. Third party expenditures for programs initiated prior to the beginning of fiscal 2006 have not been tracked from project inception, and therefore these expenditures from the actual inception for most of our programs are not available. We do not accumulate on a program-specific basis internal research and development expenses, such as salaries and personnel expenses, facilities overhead expenses and external costs not directly attributable to a specific project. Nevertheless, we believe that third party expenditures by program provide a reasonable estimate of the percentage of our total research and development expenses that are attributable to each such program. Under our current strategy, we are focusing our proprietary resources and development efforts exclusively on the development and commercialization of cabozantinib. As a result, as of June 30, 2012, substantially all of our external third party research and development expenditures were spent on this program. The expenses for the cabozantinib program were primarily included in the development category of our research and development expenses and exclude the impact of any amounts reimbursed by our partners.
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
General and Administrative Expenses
Total general and administrative expenses, as compared to the prior year periods, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
General and administrative expenses	$6.8	$8.8	$14.7	$17.9
Dollar change	$(2.0)		$(3.2)
Percentage change	(22.7)%		(17.9)%
The decrease in general and administrative expenses for the three and six months ended June 30, 2012, as compared to the prior periods in 2011, was primarily due to a decrease in facility, personnel costs, depreciation and amortization and stock-based compensation relating to our 2010 and 2011 restructurings, as well as a decrease in pre-commercial costs due to lower agency fees paid in 2012. These decreases were partially offset by a reduction in the allocation of general corporate costs to research and development also as a result of the reduction in headcount from our 2010 and 2011 restructurings.
We expect an increase in general and administrative expenses in the second half of 2012 principally related to preparatory activities in connection with a potential approval of our NDA for cabozantinib as a treatment for medullary thyroid cancer.
Restructuring Charges
The restructuring charges, as compared to the prior year periods, were as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Restructuring charges (credit)	$1.2	$(1.5)	$1.0	$3.3
Dollar change	$2.7		$(2.3)
Percentage change	Not meaningful		(70)%
We incurred restructuring charges of $1.2 million and $1.0 million for the three and six months ended June 30, 2012, respectively. These charges were largely due to facility charges related to the exit of all or portions of three of our South San Francisco buildings and termination benefits related to the 2012 restructuring. The increase for the three months ended June 30, 2012, as compared to the same prior year period, was primarily related to a reduction in our restructuring liability of $1.7 million in 2011 relating mainly to better actual sublease terms for one of our South San Francisco buildings than initially estimated. The decrease for the six months ended June 30, 2012, as compared to the prior year period, was primarily due to lower termination benefits and facility-related charges in 2012.
The remaining charges that we expect to incur in connection with our restructuring efforts are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, our restructuring efforts.
Total Other Income (Expense), Net
Total other income (expense), net as compared to the prior year periods, was as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total other income (expense), net	$(3.8)	$(3.0)	$(7.6)	$(6.7)
Dollar change	$(0.8)		$(0.9)
Percentage change	(26.7)%		(13.4)%

Total other income (expense), net consists primarily of interest income earned on our marketable securities, offset by interest expense incurred on our loan with Silicon Valley Bank, our convertible loan with GlaxoSmithKline, which was repaid in October 2011, and the Deerfield facility, which includes both a cash coupon component and non-cash accretion of interest. Total other income (expense), net for the three and six months ended June 30, 2012, as compared to the prior year period, was higher primarily due to a one-time gain of $1.0 million related to the sale of excess materials in the second quarter of 2011.
Liquidity and Capital Resources
Sources and Uses of Cash
The following table summarizes our cash flow activities for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011
Net loss	$(62,638)	$(48,464)
Adjustments to reconcile net loss to net cash used in operating activities	13,626	16,472
Changes in operating assets and liabilities	(1,345)	(54,800)
Net cash used in operating activities	(50,357)	(86,792)
Net cash used in investing activities	(18,635)	(121,397)
Net cash provided by financing activities	62,875	186,029
Net decrease in cash and cash equivalents	(6,117)	(22,160)
Cash and cash equivalents, at beginning of period	74,257	97,440
Cash and cash equivalents, at end of period	$68,140	$75,280
To date, we have financed our operations primarily through the sale of equity, receipts and loans from collaborators and banks, debt-financing arrangements and equipment financing facilities. We have also financed certain of our research and development activities under our agreements with various collaborators. As of June 30, 2012, we had $294.8 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $4.1 million. As of June 30, 2012, approximately $83.7 million of cash and cash equivalents and marketable securities served as collateral under our loan and security agreement with Silicon Valley Bank.
Operating Activities
Our operating activities used cash of $50.4 million for the six months ended June 30, 2012, compared to cash used of $86.8 million for the prior year period. Cash used by operating activities for the 2012 period related primarily to our net loss of $62.6 million, which was largely due to the development of cabozantinib, and to a $26.3 million reduction in deferred revenue, primarily due to the timing of revenue recognition of an up-front payment under our P13K-delta license agreement with Merck entered into in December 2011 and non-cash revenue recognized related to our 2007 and 2010 collaboration agreements with Bristol-Myers Squibb. In addition, we paid $2.0 million of our restructuring liability. Uses of cash were partially offset by the receipt of $27.3 million in cash relating to the termination of our 2009 discovery collaboration with Sanofi in December 2011 and the up-front payment received from Merck under our P13K-delta license agreement. In addition, we had non-cash charges totaling $11.4 million relating to stock-based compensation, depreciation and amortization and accretion of implied interest under our 2010 note purchase agreement with Deerfield.
Cash used by operating activities for the 2011 period related primarily to our net loss of $48.5 million, in addition to a $50.5 million reduction in deferred revenue and a decrease in our restructuring liability of $4.2 million as we made severance payments relating to our 2010 and 2011 restructurings. In addition, we had non-cash charges totaling $16.5 million relating to stock-based compensation, depreciation and amortization, accretion of implied interest under our 2010 note purchase agreement with Deerfield, impairment of assets due to our 2010 and 2011 restructurings, and other non-cash changes.
Investing Activities
Our investing activities used cash of $18.6 million for the six months ended June 30, 2012, compared to cash used of $121.4 million for the comparable period in 2011. Cash used by investing activities for the 2012 period was primarily due to the purchase of $160.2 million of marketable securities, less proceeds from the maturity of marketable securities of $141.1 million.

Cash used by investing activities for the 2011 period was primarily driven by the purchase of $189.4 million of marketable securities. This use of cash was partially offset by proceeds from the maturity of marketable securities of $66.4 million and a decrease in restricted cash of $2.2 million.
Financing Activities
Our financing activities provided cash of $62.9 million for the six months ended June 30, 2012, compared to cash provided of $186.0 million for the comparable period in 2011. Cash provided by our financing activities for the 2012 period was due to the issuance of 12.7 million shares of common stock for net proceeds of $65.0 million, partially offset by cash used for principal payments on notes payable and bank obligations of $3.3 million.
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
Proceeds from common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes. Over the next several years, we are required to make certain payments on notes and bank obligations, as discussed under “Cash Requirements”.
Cash Requirements
We have incurred net losses since inception through 2010. While we were in a net income position of $75.7 million for the year ended December 31, 2011, primarily as a result of the acceleration of revenue recognized under our 2008 collaboration agreement with Bristol-Myers Squibb that terminated in October 2011 and under our 2009 discovery collaboration agreement with Sanofi that terminated in December 2011, we anticipate net losses and negative operating cash flow for the foreseeable future. For the three and six months ended June 30, 2012, we incurred net losses of $36.5 million and $62.6 million, respectively. As of June 30, 2012, we had $294.8 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $4.1 million and approximately $83.7 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, marketable securities, long-term investments and funding that we expect to receive from existing collaborators will enable us to maintain our operations for a period of approximately 12 months following the end of the second quarter of 2012. However, our future capital requirements will be substantial, and we will need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

•
the progress and scope of the cabozantinib development program--We are focusing our proprietary resources and development efforts on cabozantinib, our most advanced product candidate, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. Cabozantinib is being evaluated in a broad development program encompassing multiple cancer indications. Our development and commercialization plans for cabozantinib are dependent on the extent of our available financial resources. There can be no assurance that we will have sufficient financial resources independently or through other arrangements to fund the trials that are currently planned or in process, to fund other clinical trials that we may desire to initiate in the future or to fund commercialization efforts. If adequate funds are not available, we may be required to delay, discontinue or elect not to pursue one or more trials or commercialization efforts for cabozantinib;

•
repayment of the notes under our note purchase agreement with Deerfield--The outstanding principal amount of the notes we issued to Deerfield bears interest in the annual amount of $6.0 million, payable quarterly in arrears. We are required to make certain mandatory prepayments on the notes on an annual basis in 2013, 2014 and 2015 and may also prepay all or a portion (not less than $5.0 million) of the principal amount of the notes during their term. There can be no assurance that we will have sufficient funds to repay the notes or satisfy our payment obligations under the note purchase agreement when due or that we will comply with the conditions to our ability to convert the principal amount of the notes into or satisfy our payment obligations with shares of our common stock;

•
repayment of our loan from Silicon Valley Bank--The principal amount outstanding under our term loan with Silicon Valley Bank, of $80.0 million, accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan. In accordance with the terms of the loan and security agreement, we are also required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement at all times in one or more investment accounts with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement. As a result, the proceeds of the term loan cannot be used to satisfy our other obligations without causing a default under our loan and security agreement with Silicon Valley Bank;

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
We may need to obtain additional funding in order to stay in compliance with financial covenants contained in agreements with third parties. As described below, the terms of our debt owed to Deerfield and Silicon Valley Bank each contain covenants requiring us to maintain specified cash balances or levels of working capital:

•
Deerfield - Our note purchase agreement with Deerfield contains an event of default that would be triggered if our “cash and cash equivalents” fall below $20.0 million as of December 28, 2012, subject to a cure period. Upon such an event of default, Deerfield may declare all or a portion of the Put Price to be immediately due and payable. “Cash and cash equivalents” for purposes of our note purchase agreement includes our total cash, cash equivalents and short-term and long-term marketable securities. As of June 30, 2012, our “cash and cash equivalents” were $294.8 million.

•
Silicon Valley Bank - Our loan and security agreement with Silicon Valley Bank requires that we maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement at all times in one or more investment accounts with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement. If the balance on our deposit account(s) falls below the required level for more than 10 days, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us.

If we cannot raise additional capital in order to remain in compliance with our financial covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks at June 30, 2012 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 22, 2012. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of June 30, 2012 and December 31, 2011. As of June 30, 2012 and December 31, 2011, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $6.5 million and $7.2 million, respectively.
In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. Most of our foreign expenses incurred are associated with establishing and conducting clinical trials for cabozantinib and various other compounds in our pipeline at sites outside of the United States. Our agreements with the foreign sites that conduct these clinical trials generally provide that payments for the services provided will be calculated in the currency of that country, and converted into U.S. dollars using various exchange rates based upon when services are rendered or the timing of invoices. When the U.S. dollar weakens against foreign currencies, the U.S. dollar value of the foreign-currency denominated expense increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated expense decreases. As of June 30, 2012 and December 31, 2011, approximately $1.9 million and $2.8 million respectively of our clinical accrual balance related to foreign currencies. As of June 30, 2012 and December 31, 2011, an adverse change of one percentage point in the foreign currency exchange rates would have resulted in a net loss of $0.02 million and $0.03 million, respectively.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes in risks facing us from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on February 22, 2012.
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
As of June 30, 2012, we had $294.8 million in cash and cash equivalents, marketable securities and long-term investments, which included restricted cash and investments of $4.1 million and approximately $83.7 million of cash and cash equivalents and marketable securities that we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, marketable securities, long-term investments and funding that we expect to receive from existing collaborators will enable us to maintain our operations for a period of approximately 12 months following the end of the second quarter of 2012. However, our future capital requirements will be substantial, and we will need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

•
the progress and scope of the cabozantinib development program-We are focusing our proprietary resources and development efforts on cabozantinib, our most advanced product candidate, which is being studied in a variety of tumor types, with the goal of rapidly commercializing the compound. Cabozantinib is being evaluated in a broad development program encompassing multiple cancer indications. The current clinical program for cabozantinib is focused on the treatment of CRPC and medullary thyroid cancer and will be expanded to other solid tumor indications, based on encouraging interim data that have emerged from the RDT investigating cabozantinib in nine distinct tumor types and other clinical trials. In October 2011, we announced that our EXAM phase 3 clinical trial of cabozantinib in medullary thyroid cancer met its primary endpoint and on July 30 2012, we announced that the FDA has accepted our NDA, based on data from our EXAM trial, for filing and granted a Priority Review designation with a stated action date of November 29, 2012. Assuming approval of our NDA by the FDA, we currently anticipate a potential commercial launch of cabozantinib for the treatment of medullary thyroid cancer in late 2012 or early 2013. As part of our comprehensive development plan for cabozantinib in CRPC, in December 2011we initiated our first phase 3 pivotal trial of cabozantinib in patients with CRPC using an endpoint of pain reduction (COMET-2) and in May 2012 we initiated a second phase 3 pivotal trial in patients with CRPC with an overall survival endpoint (COMET-1). We are also planning other potential pivotal trials in prostate cancer. Our development and commercialization plans for cabozantinib are dependent on the extent of our available financial resources. There can be no assurance that we will have sufficient financial resources independently or through other arrangements to fund the trials that are currently planned or in process, to fund other clinical trials that we may desire to initiate in the future or to fund commercialization efforts. If adequate funds are not available, we may be required to delay, discontinue or elect not to pursue one or more trials or commercialization efforts for cabozantinib;

•
repayment of the notes under our note purchase agreement with Deerfield-On June 2, 2010, we entered into a note purchase agreement with Deerfield, pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million initial principal amount of our secured convertible notes, due June 2015, for an aggregate purchase price of $80.0 million, less closing fees and expenses. The outstanding principal amount of the notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. We will be required to make mandatory prepayments on the notes on an annual basis in 2013, 2014 and 2015 equal to 15% of specified payments from our collaborative arrangements received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million and, for payments due in January 2013 and 2014, a minimum prepayment amount of $10.0 million. We may also prepay all or a portion (not less than $5.0 million) of the principal amount of the notes at an optional prepayment price based on a discounted principal amount (during the first three years of the term, subject to a prepayment premium) determined as of the date of prepayment, plus accrued and unpaid interest, plus in the case of a prepayment of the full principal amount of the notes (other than prepayments upon the occurrence of specified transactions relating to a change of control or a substantial sale of assets), all accrued interest that would have accrued between the date of such prepayment and the next anniversary of the note purchase agreement. In lieu of making any optional or mandatory prepayment in cash, subject to specified limitations, we have the right to convert all or a portion of the principal amount of the notes into, or satisfy all or any portion of the optional prepayment amounts or mandatory prepayment amounts (other than the first $10.0 million of mandatory prepayments required in 2013 and 2014) with, shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the notes in cash, subject to specified limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. In the event the market price for our common stock is depressed or we do not have a sufficient number of authorized but unissued shares, we may not be able to convert the principal amount of the notes or satisfy our payment obligations in full using shares of our common stock due to restrictions in the agreement on the number of shares we may issue. In addition, the issuance of shares of our common stock to convert the notes or satisfy our payment obligations may result in significant dilution to our stockholders. As a result, we may need to obtain additional funding to satisfy our repayment obligations. There can be no assurance that we will have sufficient funds to repay the notes or satisfy our payment obligations under the note purchase agreement when due or that we will comply with the conditions to our ability to convert the principal amount of the notes into or satisfy our payment obligations with shares of our common stock;

•
repayment of our loan from Silicon Valley Bank-On June 2, 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in an amount of $80.0 million. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. In accordance with the terms of the loan and security agreement, we are also required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement at all times in one or more investment accounts with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement. As a result, the proceeds of the term loan cannot be used to satisfy our other obligations without causing a default under our loan and security agreement with Silicon Valley Bank;

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
We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*
We have incurred net losses since inception through 2010. While we were in a net income position of $75.7 million for the year ended December 31, 2011, primarily as a result of the acceleration of revenue recognized under our 2008 collaboration agreement with Bristol-Myers Squibb that terminated in October 2011 and under our 2009 discovery collaboration agreement with Sanofi that terminated in December 2011, we anticipate net losses and negative operating cash flow for the foreseeable future. For the six months ended June 30, 2012, we had a net loss of $62.6 million; as of June 30, 2012, we had an accumulated deficit of $1.2 billion.We have not yet completed the development, including obtaining regulatory approval, of cabozantinib or any other product candidates and, consequently, have not generated revenues from the sale of pharmaceutical products. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, research funding, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones, our collaborators fail to develop successful products or research funding we receive from collaborators decreases, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders' equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues through 2010 and for the six months ended June 30, 2012, and we expect to spend significant additional amounts to fund the development of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve future profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
 We may not realize the expected benefits of our initiatives to control costs.*
Managing costs is a key element of our business strategy. Consistent with this element of our strategy, during 2010, we implemented two restructurings that resulted in an overall reduction in our workforce by 386 employees. As a consequence of our decision to focus our proprietary resources and development efforts on the late-stage development and commercialization of cabozantinib, we implemented additional restructurings in both in March 2011 and May 2012, that resulted in further reductions to our workforce. The aggregate reduction in headcount from the Restructurings is 422 employees. We have recorded aggregate restructuring charges of $43.9 million in connection with the Restructurings and anticipate that we will incur additional restructuring charges related to the exit of all or portions of three of our South San Francisco buildings. These charges will be recorded through the end of the building lease terms, the last of which ends in 2017.
As part of the Restructurings, in 2011 we entered into two sublease agreements for portions of one of our buildings in South San Francisco, California. We are still assessing our ability to sublease portions of our facilities in light of the workforce reductions as well as the potential for sublease income. Estimates for sublease income would require significant assumptions regarding the time required to contract with subtenants, the amount of idle space we would be able to sublease and potential future sublease rates. If we are able to vacate portions of our facilities, we would need to continue to update our estimate of the lease exit costs in our financial statements until we were able to negotiate an exit to the lease or negotiate a sublease for the remaining term of the lease.

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
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this report we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since June 30, 2012, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.
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
We have limited experience in conducting clinical trials and may not be able to rapidly or effectively continue the further development of cabozantinib or meet current or future requirements of the FDA, including those identified based on our discussions with the FDA. Our planned clinical trials may not begin on time, or at all, may not be completed on schedule, or at all, may not be sufficient for registration of cabozantinib or may not result in an approvable product. For example, as discussed in “—Risks Related to Regulatory Approval of Cabozantinib-Cabozantinib is subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize this product candidate,” we were not able to reach a timely agreement with the FDA under a Special Protocol Assessment, or SPA, on the proposed design and analyses of the COMET-2 trial.
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
We do not have the manufacturing capabilities or experience necessary to enable us to produce materials for our clinical trials. We rely on collaborators and third-party contractors to produce cabozantinib for clinical testing. These suppliers must comply with applicable regulatory requirements, including the FDA's current Good Manufacturing Practices, or GMP. Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our future profit margins and our ability to develop and commercialize cabozantinib on a timely and competitive basis. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality or in the quantity required to meet our development timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our clinical trials may be delayed. Delays in preclinical or clinical testing could delay the initiation of clinical trials.

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

•
disputes may arise between us and our collaborators that result in the delay or termination of the research, development or commercialization of our drug candidates or that result in costly litigation or arbitration that diverts management's attention and resources;

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

•	business combinations or significant changes in a collaborator's business strategy may adversely affect a collaborator's willingness or ability to complete its obligations under any arrangement;

•	a collaborator could independently move forward with a competing drug candidate developed either independently or in collaboration with others, including our competitors;

•	we may be precluded from entering into additional collaboration arrangements with other parties in an area or field of exclusivity;

•	future collaborators may require us to relinquish some important rights, such as marketing and distribution rights; and

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

Our EXAM phase 3 trial of cabozantinib as a potential treatment for medullary thyroid cancer has been conducted under a SPA with the FDA. A SPA is designed to facilitate the FDA's review and provide feedback on the proposed design and size of clinical trials that are intended to form the primary basis for determining a product candidate's efficacy. If agreement is reached with the FDA, a SPA agreement documents the terms and conditions under which the design of the subject trial will be adequate for submission of the efficacy and human safety portion of an NDA. However, there are circumstances under which we may not receive the benefits of a SPA, notably if the FDA subsequently identifies a substantial scientific issue essential to determining the product candidate's safety or efficacy, and we may be required to conduct significant additional development in order to obtain regulatory approval notwithstanding the SPA. We completed the submission of our rolling NDA based on the data from our EXAM trial with the FDA in May 2012. On July 30, 2012, we announced that the FDA has accepted our NDA for filing and granted a Priority Review designation with a stated action date of November 29, 2012.  However, our NDA may be subject to delay or lack of approval, including delay or lack of approval based on potential feedback from an FDA Advisory Committee.
In December 2011, we initiated COMET-2, our first phase 3 pivotal trial of cabozantinib in patients with metastatic castration-resistant prostate cancer, with pain response as the primary efficacy endpoint for the trial. We were not able to reach a timely agreement with the FDA for a SPA on the proposed design and analysis of the COMET-2 trial. We originally submitted the proposed protocol for this trial using primary endpoints of pain reduction and bone scan response to the FDA in June 2011 with a request for a SPA. The FDA's final response prior to our discontinuation of the SPA process, which we received in October 2011, raised the following concerns regarding the COMET-2 trial design in the context of its consideration of a SPA for the trial, among other comments:

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

In the context of its consideration of a SPA for the COMET-2 trial, the FDA also recommended that overall survival be the primary efficacy endpoint. The final FDA response prior to our discontinuation of the SPA process stated that we could choose to conduct the trial in the absence of a SPA agreement. We elected to proceed with initiation of the COMET-2 trial and the COMET-1 trial, and to discontinue further attempts to secure a SPA agreement with respect to the COMET-2 trial. We initiated the COMET-2 trial with a pain palliation endpoint in December 2011 and the COMET-1 trial with an overall survival endpoint in May 2012.
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

Risks Related to Commercialization of Cabozantinib
The commercial success of cabozantinib will depend upon the degree of market acceptance of the product candidate among physicians, patients, health care payors, and the medical community.*
Our ability to commercialize cabozantinib, if it is approved for commercial sale, will be highly dependent upon the extent to which the product candidate gains market acceptance among physicians; patients; health care payors, such as Medicare and Medicaid; and the medical community. If cabozantinib does not achieve an adequate level of acceptance, we may not generate adequate product revenues, if at all, and we may not become profitable. The degree of market acceptance of cabozantinib, if approved for commercial sale, will depend upon a number of factors, including:

•	the effectiveness, or perceived effectiveness, of cabozantinib in comparison to competing products;

•	the existence of any significant side effects of cabozantinib, as well as their severity in comparison to those of any competing products;

•	potential advantages or disadvantages in relation to alternative treatments;

•	the timing of market entry relative to competitive treatments;

•	indications for which cabozantinib is approved;

•	the ability to offer cabozantinib for sale at competitive prices;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell cabozantinib, we may be unable to generate product revenues.
We have no experience as a company in the sales and distribution of pharmaceutical products and do not have a sales organization. Developing a sales force could be expensive and time-consuming, could delay any product launch, including our potential launch of cabozantinib for the treatment of medullary thyroid cancer, and we may never be able to develop this capacity. To the extent that we enter into arrangements with third parties to provide sales, marketing and distribution services, our product revenues may be lower than if we market and sell cabozantinib ourselves. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenues.
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
Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may affect our ability to sell cabozantinib profitably.*
The U.S. and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the U.S. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. The United States Supreme Court heard a constitutional challenge to the PPACA and in June 2012 held that the PPACA is constitutional. However, states are allowed to opt out of the expansion of eligibility criteria for Medicaid under the PPACA. We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs.
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
The biotechnology industry is highly fragmented and is characterized by rapid technological change. In particular, the area of kinase-targeted therapies is a rapidly evolving and competitive field. We face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. Some of our competitors are further along in the development of their products than we are. In addition, delays in the development of cabozantinib could allow our competitors to bring products to market before us, which would impair our ability to commercialize cabozantinib. Our future success will depend upon our ability to maintain a competitive position with respect to technological advances. Any products that are developed through our technologies will compete in highly competitive markets. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities than we do. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive. There may also be drug candidates of which we are not aware at an earlier stage of development that may compete with cabozantinib. In addition, if cabozantinib is successfully developed, it may compete with existing therapies that have long histories of use, such as chemotherapy and radiation treatments in cancer indications. Examples of potential competition for cabozantinib include AstraZeneca's RET, VEGFR and EGFR inhibitor, vandetanib, Algeta's development-stage alpha-pharmaceutical Alpharadin (Radium-223), other VEGF pathway inhibitors, including Genentech's bevacizumab, and other MET inhibitors, including Pfizer's crizotinib, ArQule's tivantinib (ARQ197), GlaxoSmithKline's foretinib (XL880), and Genentech's onartuzumab.
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
Many of our employees and independent contractors were previously employed at universities, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, independent contractors or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and divert management's attention. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key research personnel and/or their work product could hamper or prevent our ability to commercialize certain product candidates, which could severely harm our business.

Risks Related to Employees and Location
The loss of key personnel or the inability to retain and, where necessary, attract additional personnel could impair our ability to expand our operations.
We are highly dependent upon the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. Also, we may not have sufficient personnel to execute our business plan. Retaining and, where necessary, recruiting qualified clinical and scientific personnel will be critical to support activities related to advancing our clinical and preclinical development programs, and supporting our collaborative arrangements and our internal proprietary research and development efforts. The Restructurings could have an adverse impact on our ability to retain and recruit qualified personnel. Competition is intense for experienced clinical personnel, and we may be unable to retain or recruit clinical personnel with the expertise or experience necessary to allow us to pursue collaborations, develop our products and core technologies or expand our operations to the extent otherwise possible. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.
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
Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results to volatility, including:

•	the scope of our research and development activities;

•	recognition of up-front licensing or other fees or revenues;

•	payments of non-refundable up-front or licensing fees, or payment for cost-sharing expenses, to third parties;

•	acceptance of our technologies and platforms;

•	the success rate of our efforts leading to milestone payments and royalties;

•	the introduction of new technologies or products by our competitors;

•	the timing and willingness of collaborators to further develop or, if approved, commercialize our product out-licensed to them;

•	our ability to enter into new collaborative relationships;

•	the termination or non-renewal of existing collaborations;

•	the timing and amount of expenses incurred for clinical development and manufacturing of cabozantinib;

•	adjustments to expenses accrued in prior periods based on management's estimates after the actual level of activity relating to such expenses becomes more certain;

•	the impairment of acquired goodwill and other assets;

•	the impact of our restructurings; and

•	general and industry-specific economic conditions that may affect our collaborators' research and development expenditures.
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
The trading price of our common stock has been highly volatile, and we believe the trading price of our common stock will remain highly volatile and may fluctuate substantially due to factors such as the following, many of which we cannot control:

•	adverse results or delays in our or our collaborators' clinical trials;

•
announcement of FDA approval or non-approval, or delays in the FDA review process, of cabozantinib or our collaborators' product candidates or those of our competitors or actions taken by regulatory agencies with respect to our, our collaborators' or our competitors' clinical trials;

•
the timing of achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the filing for regulatory approval or the establishment of collaborative arrangements for one or more of our out-licensed programs and compounds;

•	actions taken by regulatory agencies with respect to cabozantinib or our clinical trials for cabozantinib;

•	the announcement of new products by our competitors;

•	quarterly variations in our or our competitors' results of operations;

•	developments in our relationships with our collaborators, including the termination or modification of our agreements;

•	conflicts or litigation with our collaborators;

•	litigation, including intellectual property infringement and product liability lawsuits, involving us;

•	failure to achieve operating results projected by securities analysts;

•	changes in earnings estimates or recommendations by securities analysts;

•	financing transactions;

•	developments in the biotechnology or pharmaceutical industry;

•	sales of large blocks of our common stock or sales of our common stock by our executive officers, directors and significant stockholders;

•	departures of key personnel or board members;

•	developments concerning current or future collaborations;

•	FDA or international regulatory health authority actions;

•	third-party reimbursement policies;

•	disposition of any of our subsidiaries, technologies or compounds; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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
The table below provides information on our repurchases of our common stock, all of which were to satisfy tax obligations upon the vesting of restricted stock units under our 2000 Equity Incentive Plan and 2010 Inducement Award Plan. We expect to make similar repurchases in the future to satisfy employee tax obligations upon the vesting of restricted stock units.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (March 31, 2012 – April 27, 2012)	—	—	—	—
Month #2 (April 28, 2012 – May 25, 2012)	32,963	$4.99	—	—
Month #3 (May 26, 2012 – June 29, 2012)	—	—	—	—
Total	32,963	$4.99	—	—

ITEM 6.	EXHIBITS

(a) Exhibits
The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2012	EXELIXIS, INC.

/s/ Frank Karbe
Frank Karbe Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011
4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	2/7/2000
4.2	Form of Warrant, dated June 10, 2009, to purchase 500,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	10-Q, as amended	000-30235	4.4	7/30/2009
4.3	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC.	10-Q	000-30235	10.8	8/5/2010
4.4*	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued or issuable to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited	8-K	000-30235	4.9	6/9/2008
4.5	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design International, L.P.	10-Q	000-30235	10.1 (Exhibit A-1)	8/5/2010
4.6	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design Fund, L.P.	10-Q	000-30235	10.1 (Exhibit A-2)	8/5/2010
10.1	Side Letter dated April 12, 2012 to Sublease between Exelixis, Inc. and Nodality, Inc.					X
10.2	First Amendment to Sublease dated effective June 1, 2012 by and between Exelixis, Inc. and Nodality, Inc.					X
10.3	Consent of Landlord dated June 1, 2012 to First Amendment to Sublease dated effective June 1, 2012 by and between Exelixis, Inc. and Nodality, Inc.					X

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
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