Form 10-K
period 2012-12-28
EXELIXIS, INC.
filed 2013-02-21
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 28, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 0-30235

EXELIXIS, INC. (Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3257395
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
210 East Grand Ave.
South San Francisco, CA 94080
(650) 837-7000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $805,020,926 (Based on the closing sales price of the registrant’s common stock on that date. Excludes an aggregate of 3,220,841 shares of the registrant’s common stock held by persons who were directors and/or executive officers of the registrant at June 29, 2012 on the basis that such persons may be deemed to have been affiliates of the registrant at such date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.)
As of February 14, 2013, there were 183,718,371 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 29, 2013, in connection with the registrant’s 2013 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

EXELIXIS, INC.
FORM 10-K

PART I
Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Annual Report on Form 10-K are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “focus,” “assume,” “goal,” “objective,” “will,” “may,” “should,” “would,” “could,” “estimate,” “predict,” “potential,” “continue,” “encouraging” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Item 1A. Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
Exelixis has adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2010, a 52-week year, ended on December 31, 2010, fiscal year 2011, a 52-week year, ended on December 30, 2011, and fiscal year 2012, a 52-week year, ended on December 28, 2012. Fiscal year 2013, a 52-week year, will end on December 27, 2013. For convenience, references in this report as of and for the fiscal years ended December 31, 2010, December 30, 2011 and December 28, 2012 are indicated on a calendar year basis, ended December 31, 2010, 2011 and 2012, respectively.

ITEM 1.	BUSINESS
Overview
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biotechnology company committed to developing small molecule therapies for the treatment of cancer. We are focusing our proprietary resources and development and commercialization efforts exclusively on COMETRIQ™ (cabozantinib), our wholly-owned inhibitor of multiple receptor tyrosine kinases. On November 29, 2012, the U.S. Food and Drug Administration, or FDA, approved COMETRIQ for the treatment of progressive, metastatic medullary thyroid cancer, or MTC, in the United States. COMETRIQ is being evaluated in a variety of other cancer indications through a broad development program, including two ongoing phase 3 pivotal trials in metastatic castration-resistant prostate cancer, or CRPC, and two additional phase 3 pivotal trials in metastatic hepatocellular cancer and metastatic renal cell cancer that we plan to initiate in 2013. We believe COMETRIQ has the potential to be a high-quality, broadly-active and differentiated anti-cancer agent that can make a meaningful difference in the lives of patients. Our objective is to develop COMETRIQ into a major oncology franchise, and we believe that the approval of COMETRIQ for the treatment of progressive, metastatic MTC provides us with the opportunity to establish a commercial presence in furtherance of this objective.
We have also established a portfolio of other novel compounds that we believe have the potential to address serious unmet medical needs. Many of these compounds are being advanced by partners as part of collaborations, at no cost to us but with significant retained economics to Exelixis in the event these compounds are commercialized. As disclosed on ClinicalTrials.gov (NCT01689519), a phase 3 clinical trial for one of these compounds, GDC-0973 (XL518), which we out-licensed to Genentech, Inc. (a wholly-owned member of the Roche Group), was initiated on November 1, 2012.
Our Strategy
We believe that the available clinical data demonstrate that COMETRIQ has the potential to be a broadly active anti-cancer agent, and our objective is to build COMETRIQ into a major oncology franchise. The initial regulatory approval of COMETRIQ to treat progressive, metastatic MTC provides a niche market opportunity that allows us to gain commercialization and marketing experience at relatively low cost while providing a solid foundation for potential expansion into larger cancer indications.
We intend to advance COMETRIQ through an extensive development program exploring multiple cancer indications including, but not limited to, prostate, hepatocellular, renal, breast and non-small-cell-lung cancers. We intend to focus our internal efforts on cancers for which we believe COMETRIQ has significant therapeutic and commercial potential in the near term, while utilizing our Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute's Cancer Therapy Evaluation Program, or NCI-CTEP, and investigator sponsored trials, or ISTs, to generate additional data to allow us to prioritize future late stage trials in a cost-effective fashion. We believe that this staged approach to building value represents the most rational and effective use of our personnel and financial resources.

COMETRIQ™ (cabozantinib)
COMETRIQ inhibits the activity of multiple tyrosine kinases, including RET, MET, and VEGFR2. These receptor tyrosine kinases are involved in both normal cellular function and in pathologic processes such as oncogenesis, metastasis, tumor angiogenesis, and maintenance of the tumor microenvironment. On November 29, 2012, the FDA approved COMETRIQ for the treatment of progressive, metastatic MTC in the United States and we commercially launched COMETRIQ in January 2013.
The recommended dose of COMETRIQ in progressive, metastatic MTC is 140 mg orally, once daily (one 80 mg capsule and three 20 mg capsules) administered without food, and this dose may be reduced stepwise to 100 or 60 mg once daily to appropriately manage each individual patient's tolerability.
The COMETRIQ label has boxed warnings concerning risk of gastrointestinal perforations and fistulas, and severe hemorrhage. Other warnings and precautions include thrombotic events, wound complications, hypertension, osteonecrosis of the jaw, palmar-plantar erythrodysesthesia, proteinuria, reversible posterior leukoencephalopathy syndrome, caution regarding the potential for drug interactions with strong CYP3A4 inducers or inhibitors, the recommendation against use in patients with moderate or severe hepatic impairment, and the potential for embryo-fetal toxicity.
EXAM Pivotal Trial
COMETRIQ's safety and efficacy were assessed in an international, multi-center, randomized double-blinded controlled trial of 330 patients with progressive, metastatic MTC, known as EXAM (Efficacy of XL184 (Cabozantinib) in Advanced Medullary Thyroid Cancer). Patients were required to have evidence of actively progressive disease within 14 months prior to study entry confirmed by an Independent Radiology Review Committee, or IRRC, masked to treatment assignment (89%), or the treating physician (11%). Patients were randomized (2:1) to receive COMETRIQ 140 mg (n = 219) or placebo (n = 111) orally, once daily until disease progression determined by the treating physician or until intolerable toxicity. Randomization was stratified by age (≤65 years vs. > 65 years) and prior use of a tyrosine kinase inhibitor. No cross-over was allowed at the time of progression. The primary endpoint was to compare progression-free survival, or PFS, in patients receiving COMETRIQ versus patients receiving placebo. Secondary endpoints included objective response rate and overall survival. The main efficacy outcome measures of PFS, objective response and response duration were based on IRRC-confirmed events using modified Response Evaluation Criteria in Solid Tumors (RECIST) (a widely used set of rules that define when cancer patients improve ("respond"), stay the same ("stabilize") or worsen ("progress") during treatments).
A statistically significant prolongation in PFS was demonstrated among COMETRIQ-treated patients compared to those receiving placebo [HR 0.28 (95% CI: 0.19, 0.40); p<0.0001], with median PFS of 11.2 months in the COMETRIQ arm and 4.0 months in the placebo arm. Partial responses were observed only among patients in the COMETRIQ arm (27% vs 0%; p<0.0001). The median duration of objective response was 14.7 months (95% CI: 11.1, 19.3) for patients treated with COMETRIQ. There was no statistically significant difference in overall survival between the treatment arms at the planned interim analysis.
Postmarketing Commitments
In connection with the approval of COMETRIQ for the treatment of progressive, metastatic MTC, we are required to provide the analysis of mature overall survival data from the EXAM trial when the required 217 events (deaths) have occurred.
We are also subject to the following postmarketing requirements:

•	A phase 2 study comparing a lower dose of COMETRIQ with the labeled dose of 140 mg. This study will evaluate safety and PFS in progressive, metastatic MTC patients.

•
Two clinical pharmacology studies assessing the pharmacokinetics of COMETRIQ. One will address the effect of administering COMETRIQ in conjunction with agents that increase gastric pH such as proton pump inhibitors, and the other study will assess the pharmacokinetics of COMETRIQ in patients with hepatic impairment.

•	Four non-clinical studies to further assess the carcinogenicity, mutagenicity and teratogenicity of COMETRIQ.
Commercialization
COMETRIQ became commercially available in the United States in January 2013 and is being marketed in the United States principally through a small commercial team with relevant expertise in the promotion, distribution and reimbursement of niche oncology drugs. We have also fielded a small, outsourced specialty sales force whose responsibility is to promote COMETRIQ for its approved indication to customers. The wholesale acquisition cost of COMETRIQ has been set at $9,900 for a 28-day supply. COMETRIQ has been flat priced, meaning each dosage strength will be priced the same. We currently estimate that there are between 500 and 700 first and second line metastatic MTC patients in the United States each year who will be eligible for COMETRIQ.
We have scaled our commercial organization so that it is commensurate with the size of the market opportunity for progressive, metastatic MTC. We have also designed our commercial organization to maintain the maximum amount of flexibility, and to enable us to quickly scale up if additional indications are approved in the future. We believe we have created an efficient commercial organization, taking advantage of outsourcing options where prudent to maximize the effectiveness of our commercial expenditures.
To help ensure that all eligible progressive, metastatic MTC patients have appropriate access to COMETRIQ, we have established a comprehensive reimbursement and support program called Exelixis Access Services. Through Exelixis Access Services, we intend: to provide co-pay assistance to qualified, commercially insured patients to help minimize out-of-pocket costs; to provide free drug to uninsured patients who meet certain clinical and financial criteria; and to make contributions to independent co-pay assistance charities to help patients who don't qualify for our co-pay assistance program. In addition, Exelixis Access Services is designed to provide comprehensive reimbursement support services, such as prior authorization support, benefits investigation, and if needed, appeals support.
COMETRIQ is distributed in the United States exclusively through Diplomat Specialty Pharmacy, an independent specialty pharmacy that will allow for efficient delivery of the medication by mail directly to patients.
To further support appropriate utilization and future development of COMETRIQ, our Medical Affairs department is responsible for providing appropriate scientific and medical education and information to physicians, and preparing scientific presentations and publications, and overseeing the process for ISTs.
EMA Marketing Authorization Application for COMETRIQ
In November 2012, the European Medicines Agency accepted for review our Marketing Authorization Application, or MAA, for COMETRIQ for the proposed indication of treatment of progressive, unresectable, locally advanced, or metastatic MTC. The completion of the MAA validation process confirms that the submission is sufficient to permit a substantive review for marketing authorization in the European Union. COMETRIQ received orphan drug designation in the European Union from the Committee for Orphan Medicinal Products for the treatment of MTC in February 2009.
Cabozantinib Development Program
We believe that cabozantinib's broad clinical profile is compelling and will allow commercial differentiation, assuming regulatory approval. The most advanced clinical program for cabozantinib beyond progressive, metastatic MTC is focused on the treatment of metastatic CRPC. It is a priority for us to generate additional data in a broad range of tumor types, including hepatocellular cancer, renal cell carcinoma, ovarian cancer, melanoma, breast cancer, non-small cell lung cancer and differentiated thyroid cancer, to support further prioritization of our clinical and commercial options. In addition, postmarketing requirements in connection with the approval of COMETRIQ in progressive, metastatic MTC dictate that we conduct additional studies in progressive, metastatic MTC related to dosing, pharmacokinetics, carcinogenicity, mutagenicity and teratogenicity of COMETRIQ as more fully described above under "--Postmarketing Commitments."
CRPC
Exelixis has implemented a focused clinical strategy to investigate cabozantinib in a comprehensive development program for CRPC to potentially generate a product that could effectively compete in the CRPC marketplace. Interim data from our randomized discontinuation trial, or RDT, suggest that cabozantinib has shown novel activity against bone and soft tissue lesions in patients with CRPC. In addition, interim data demonstrated that CRPC patients with bone metastases and bone pain at baseline experienced alleviation of pain, were able to reduce or discontinue narcotic medication and experienced a reduction in circulating tumor cell count. Lower starting doses of cabozantinib are being evaluated in CRPC patients in a non-randomized expansion cohort, or NRE, of the RDT treated at a daily dose of 40 mg, and in a dose-ranging study in CRPC patients conducted through an IST. Interim data from the NRE reported at the European Society for Medical Oncology, or ESMO, Annual Meeting in September 2012 suggest that the 40 mg daily dose has similar clinical activity to the 100 mg daily dose used in the RDT for key parameters, including reduction of metastatic bone and soft tissue disease, and reduction of bone pain and narcotic use, with an apparent improvement in tolerability compared to the 100 mg dose cohort. Interim data from the 40 mg cohort of the dose-ranging IST reported at the American Society of Clinical Oncology Annual Meeting, or ASCO, in June 2012 had demonstrated similar clinical activity.
Two phase 3 pivotal trials, COMET-1 (CabOzantinib MET Inhibition CRPC Efficacy Trial-1) and COMET-2, were designed to provide an opportunity to clinically and commercially differentiate cabozantinib as an oncology agent with a potentially beneficial impact on overall survival, pain, and narcotic usage. We initiated the COMET-1 trial with an overall survival endpoint in May 2012 and we initiated the COMET-2 trial with a pain palliation endpoint in December 2011. We currently believe that the top-line results from the COMET-1 and COMET-2 trials will be available in 2014.
COMET-1 is a double-blind, placebo-controlled study designed to include up to 280 international sites. The trial is designed to enroll 960 patients with CRPC that is metastatic to the bone and who have failed prior docetaxel therapy, and have also failed prior abiraterone and/or enzalutamide therapies. There is no limit to the number, order or type of prior treatments. Patients will be randomized 2:1 to receive cabozantinib (60 mg daily, N=640) or prednisone (5 mg twice daily, N=320). Each arm will also receive placebo to account for the once-daily versus twice-daily dosing regimens of cabozantinib and prednisone, respectively. The trial has 90% power to detect a 25% reduction in the risk of death (HR = 0.75). The final analysis will be event driven, with 578 events (deaths) required. A single interim analysis is planned after 387 events. The secondary endpoint is bone scan response as assessed by an independent radiology facility.
COMET-2 is a double-blind, placebo-controlled study designed to enroll 246 patients with CRPC that is metastatic to the bone, who are suffering from moderate to severe bone pain despite optimized narcotic medication, and who have failed prior docetaxel therapy, and have also failed prior abiraterone and/or enzalutamide therapies. The trial is being conducted in English-speaking regions, including the United States, Canada, Australia, and the United Kingdom. Patients are being randomized 1:1 to receive either cabozantinib or mitoxantrone/prednisone. Alleviation of bone pain will be determined by comparing the percentage of patients in the two treatment arms who achieve a pain response at Week 6 that is confirmed at Week 12. The trial design assumes that 25% of patients in the cabozantinib arm will have a pain response while 8% of patients in the mitoxantrone/prednisone arm will have a pain response. Prior to randomization, patients will undergo a period during which their pain medication is optimized using one long acting narcotic medication and one immediate release narcotic medication. This optimization follows a standard approach defined in the National Comprehensive Cancer Network guidelines. Patients in the cabozantinib arm will be dosed at 60 mg per day until the patient no longer receives clinical benefit. The definition of a responder with respect to the bone pain endpoint is a greater than or equal to 30% decrease from baseline in the average of the daily worst pain intensity collected over seven days in Week 6 and confirmed in Week 12, with neither a concomitant increase in average daily dose of any narcotic pain medication, nor addition of any new narcotic pain medication. Overall survival will be a secondary endpoint of the COMET-2 trial. The trial will be deemed successful if the primary endpoint of statistically significant pain improvement is met and the overall survival analysis does not show an adverse impact on overall survival in the cabozantinib arm.
We are also planning to initiate two randomized phase1b/2 clinical trials evaluating cabozantinib in combination with abiraterone or enzalutamide in patients with metastatic CRPC who have not received prior abiraterone or enzalutamide therapies, or chemotherapy.
Other Cancer Indications
We expect to expand the cabozantinib development program to other solid tumor indications, based on encouraging interim data that have emerged from our RDT as well as other clinical trials. Objective tumor responses have been observed in patients treated with cabozantinib in 12 of 13 individual tumor types investigated to date, reflecting the broad potential clinical activity and commercial opportunity of this product candidate. In addition to activity against bone and soft tissue lesions in patients with CRPC, we have also observed resolution of metastatic bone lesions on bone scan in patients with metastatic breast cancer, renal cell carcinoma, thyroid cancer, and melanoma in the RDT.
We currently are planning to initiate phase 3 pivotal trials of cabozantinib in hepatocellular cancer and renal cell carcinoma in 2013, based on interim RDT data and data from a separate phase 1 clinical trial presented at ASCO in June 2012. We are also evaluating the potential initiation of pivotal trials in other tumor types. We believe the initiation of such trials potentially will increase the value of the cabozantinib franchise, accelerate potential revenues, and spread the development and commercialization risk for cabozantinib across multiple opportunities.
We have launched two initiatives to expand the cabozantinib development program beyond our internal development efforts: our CRADA with NCI-CTEP, and our IST program.
We entered into our CRADA with NCI-CTEP in November 2011. The proposed clinical trials approved to date under the CRADA include the following:

•
Phase 2 clinical trials to help prioritize future pivotal trials of cabozantinib in disease settings where there is substantial unmet medical need and in which cabozantinib has previously demonstrated clinical activity, consisting of randomized phase 2 clinical trials in first line renal cell carcinoma, platinum-resistant or refractory ovarian cancer, ocular melanoma, and second line/third line non-small cell lung cancer.

•
Additional phase 2 clinical trials to explore cabozantinib's potential utility in other tumor types, consisting of trials in endometrial cancer, bladder cancer, sarcoma, second line non-small cell lung cancer, and second line differentiated thyroid cancer. Positive results in these indications could lead to further study in randomized phase 2 or phase 3 clinical trials.

•
Additional phase 1 clinical trials to further evaluate cabozantinib, consisting of a trial evaluating cabozantinib in combination with docetaxel in CRPC patients, a trial exploring the utility of combining cabozantinib with vemurafenib, a BRAF inhibitor, in patients with BRAF-mutated melanoma, and a trial to evaluate the safety and pharmacokinetics of cabozantinib in pediatric patients.
Commencement of each of the proposed trials approved under the CRADA is subject to protocol development and satisfaction of certain other conditions. The proposed trials approved under the CRADA will be conducted under an investigational new drug application held by NCI-CTEP. We believe our CRADA reflects a major commitment by NCI-CTEP to support the broad exploration of cabozantinib's potential in a wide variety of cancers that have substantial unmet medical needs. NCI-CTEP provides funding for as many as 20 active clinical trials each year for a five-year period. We believe the agreement will enable us to broadly expand the cabozantinib development program in a cost-efficient manner.
We launched the IST program in October 2010, and it has already provided important interim data through the dose-ranging study in CRPC patients described above. These data were important for dose selection in the COMET pivotal trial program. Cabozantinib is being evaluated in a variety of ISTs. Currently there are 11 ongoing ISTs and 9 further studies in the protocol development stage, and we expect to continue to consider additional IST proposals for the foreseeable future.
Collaborations

We have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Sanofi, Genentech, Inc. (a wholly- owned member of the Roche Group), or Genentech, GlaxoSmithKline, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo Company Limited, or Daiichi Sankyo, for various compounds and programs in our portfolio. Pursuant to these collaborations, we have out-licensed compounds or programs to a partner for further development and commercialization, generally have no further unfunded cost obligations related to such compounds or programs and may be entitled to receive research funding, milestones and royalties or a share of profits from commercialization. As disclosed on ClinicalTrials.gov (NCT01689519), a phase 3 clinical trial for one of these compounds, GDC-0973 (XL518), which we out-licensed to Genentech, was initiated on November 1, 2012. In addition, several other out-licensed compounds are in multiple phase 2 studies. These partnered compounds potentially could be of significant value to us if their development progresses successfully.
With respect to our partnered compounds, we are eligible to receive potential milestone payments under our collaborations totaling approximately $3.1 billion in the aggregate on a non-risk adjusted basis, of which 10% are related to clinical development milestones, 44% are related to regulatory milestones and 46% are related to commercial milestones.
Genentech
In December 2006, we entered into a worldwide co-development agreement with Genentech for the development and commercialization of GDC-0973 (XL518). GDC-0973 (XL518) is a potent, highly selective inhibitor of MEK, a serine/threonine kinase that is a component of the RAS/RAF/MEK/ERK pathway. This pathway mediates signaling downstream of growth factor receptors, and is prominently activated in a wide variety of human tumors. In preclinical studies, oral dosing of GDC-0973 (XL518) resulted in potent and sustained inhibition of MEK in RAS- or BRAF-mutant tumor models. Exelixis discovered GDC-0973 (XL518) internally and advanced the compound to investigational new drug, or IND, status.
Genentech paid upfront and milestone payments of $25.0 million in December 2006 and $15.0 million in January 2007 upon signing of the co-development agreement and with the submission of the IND for GDC-0973 (XL518). Under the terms of the agreement, we were responsible for developing GDC-0973 (XL518) through the end of a phase 1 clinical trial, and Genentech had the option to co-develop GDC-0973 (XL518), which Genentech could exercise after receipt of certain phase 1 data from us. In March 2008, Genentech exercised its option, triggering a payment to us of $3.0 million, which we received in April 2008. We were responsible for the phase 1 clinical trial until the point that a maximum tolerated dose, or MTD, was determined. After MTD was achieved, we granted to Genentech an exclusive worldwide revenue-bearing license to GDC-0973 (XL518) in March 2009, at which point Genentech became responsible for completing the phase 1 clinical trial and subsequent clinical development. We received an additional $7.0 million milestone payment in March 2010.
Preliminary results from BRIM7, an ongoing phase 1b dose escalation study conducted by Roche and Genentech of the BRAF inhibitor, or BRAFi, vemurafenib in combination with GDC-0973 (XL518) in patients with locally advanced/unresectable or metastatic melanoma carrying a BRAFV600 mutation were presented at the 2012 ESMO Annual Meeting. As disclosed on ClinicalTrials.gov (NCT01689519), a multicenter, randomized, double-blind, placebo-controlled phase 3 clinical trial evaluating the combination of vemurafenib with GDC-0973 (XL518) versus vemurafenib in previously untreated BRAFV600 mutation positive patients with unresectable locally advanced or metastatic melanoma was initiated on November 1, 2012. On January 14, 2013, we received notice from Genentech that the first patient was dosed in this phase 3 pivotal trial.
Under the terms of our agreement with Genentech, we are entitled to an initial equal share of U.S. profits and losses for GDC-0973 (XL518), which will decrease as sales increase, and will share equally in the U.S. marketing and commercialization costs. The profit share has multiple tiers--we are entitled to 50% of profits from the first $200 million of U.S. actual sales, decreasing to 30% of profits from U.S. actual sales in excess of $400 million. We are entitled to low double-digit royalties on ex-U.S. net sales. We also have the option to co-promote in the United States. The co-promotion option would allow us to provide up to 25% of the total sales force for GDC-0973 (XL518) in the United States. We must exercise the co-promotion option within 12 months of receiving notification of the first patient dosed in the first phase 3 clinical trial of GDC-0973 (XL518). Our receipt of the notification of dosing from Genentech on January 14, 2013 triggered the beginning of the period in which we can exercise our co-promotion option. As a condition to exercise the co-promotion option, we must have the capability to co-promote, including an adequate internal sales and promotional infrastructure, and an experienced internal oncology sales force. If Genentech terminates the co-development agreement without cause, all licenses that were granted to Genentech under the agreement terminate and revert to us. Additionally, we would receive, subject to certain conditions, licenses from Genentech to research, develop and commercialize reverted product candidates.
Bristol-Myers Squibb
TGR5 License Agreement
In October 2010, we entered into a global license agreement with Bristol-Myers Squibb pursuant to which we granted to Bristol-Myers Squibb a license to our small-molecule TGR5 agonist program, including rights to the program’s lead compound, XL475, as well as potential backups. The license agreement became effective in November 2010 following clearance under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. The license agreement was amended and restated in April 2011 in connection with an assignment of patents to a wholly-owned subsidiary.
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
ROR Collaboration Agreement
In October 2010, we entered into a worldwide collaboration with Bristol-Myers Squibb pursuant to which each party granted to the other certain intellectual property licenses to enable the parties to discover, optimize and characterize ROR antagonists that may subsequently be developed and commercialized by Bristol-Myers Squibb. In November 2010 we received a nonrefundable upfront cash payment of $5.0 million from Bristol-Myers Squibb. Additionally, for each product developed by Bristol-Myers Squibb under the collaboration, we will be eligible to receive development and regulatory milestones of up to $255.0 million in the aggregate and commercialization milestones of up to $150.0 million in the aggregate, as well as royalties on commercial sales of any such products. The collaboration agreement was amended and restated in April 2011 in connection with an assignment of patents to a wholly-owned subsidiary.
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
For each IND candidate selected, we were entitled to receive a $20.0 million selection milestone from Bristol-Myers Squibb. Once selected, Bristol-Myers Squibb became responsible for leading the further development and commercialization of the selected IND candidates. In addition, we had the right to opt in to co-promote the selected IND candidates, in which case we would equally share all development costs and profits in the United States. In January 2008 and November 2008, Bristol-Myers Squibb exercised its option under the collaboration to develop and commercialize BMS-833923 (XL139), a Hedgehog inhibitor, and BMS-863233 (XL413), a CDC7 inhibitor, respectively. Under the terms of the collaboration agreement, the selection of BMS-833923 (XL139) and BMS-863233 (XL413) by Bristol-Myers Squibb entitled us to milestone payments of $20.0 million each, which we received in February 2008 and December 2008, respectively. In addition, we exercised our option under the collaboration agreement to co-develop and co-commercialize each of BMS-833923 (XL139) and BMS-863233 (XL413) in the United States. However, in September 2010, we and Bristol-Myers Squibb terminated the BMS-863233 (XL413) program due to an unfavorable pharmacological profile observed in phase 1 clinical evaluation. Additionally, in connection with an amendment to the collaboration which became effective in November 2010, we exercised our right to opt-out of further co-development of BMS-833923 (XL139) in consideration for a cash payment of $20.0 million. As disclosed on ClinicalTrials.gov (NCT01218477), BMS is continuing to develop BMS-833923 (XL139) in combination with dasatinib in a phase 1/2 clinical trial in patients with chronic myeloid leukemia. The collaboration agreement was amended and restated in April 2011 in connection with an assignment of patents to a wholly-owned subsidiary. We have no further responsibility for conducting new activities or funding new development or commercialization activities with respect to BMS-833923 (XL139) and will therefore no longer be eligible to share profits on sales of any commercialized products under the collaboration. We will continue to be eligible to receive regulatory and commercial milestones of up to $260.0 million as well as double-digit royalties on any future sales of any products commercialized under the collaboration. As a result of the November 2010 amendment to the collaboration, the research term has ended, and we have no further obligation to deliver to Bristol-Myers Squibb a third IND candidate under the collaboration.
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
LXR Collaboration
In December 2005, we entered into a collaboration agreement with Bristol-Myers Squibb for the discovery, development and commercialization of novel therapies targeted against LXR, a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. This agreement became effective in January 2006, at which time we granted Bristol-Myers Squibb an exclusive worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR, including BMS-852927 (XL041). During the research term, we jointly identified drug candidates with Bristol-Myers Squibb that were ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by Bristol-Myers Squibb, Bristol-Myers Squibb agreed to be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and sales/marketing activities for the selected drug candidate. We do not have rights to reacquire the drug candidates selected by Bristol-Myers Squibb. The research term expired in January 2010 and we transferred the technology to Bristol-Myers Squibb in 2011 to enable it to continue the LXR program. The collaboration agreement was amended and restated in April 2011 in connection with an assignment of patents to a wholly-owned subsidiary.
Under the collaboration agreement, Bristol-Myers Squibb paid us a nonrefundable upfront cash payment in the amount of $17.5 million and was obligated to provide research and development funding of $10.0 million per year for an initial research period of two years. In September 2007, the collaboration was extended at Bristol-Myers Squibb’s request through January 12, 2009, and in November 2008, the collaboration was further extended at Bristol-Myers Squibb’s request through January 12, 2010. Under the collaboration agreement, Bristol-Myers Squibb is required to pay us development and regulatory milestones of up to $138.0 million per product for up to two products from the collaboration. In addition, we are also entitled to receive sales milestones of up to $225.0 million and royalties on sales of any products commercialized under the collaboration. In connection with the extension of the collaboration through January 2009 and subsequently through January 2010, Bristol-Myers Squibb paid us additional research funding of approximately $7.7 million and approximately $5.8 million, respectively. In December 2007, we received $5.0 million for achieving a development milestone with respect to BMS-852927 (XL041).
Sanofi
In May 2009, we entered into a global license agreement with Sanofi for SAR245408 (XL147) and SAR245409 (XL765), leading inhibitors of phosphoinositide-3 kinase, or PI3K, and a broad collaboration for the discovery of inhibitors of PI3K for the treatment of cancer. The license agreement and collaboration agreement became effective on July 7, 2009. In connection with the effectiveness of the license and collaboration, on July 20, 2009, we received upfront payments of $140.0 million ($120.0 million for the license and $20.0 million for the collaboration), less applicable withholding taxes of $7.0 million, for a net receipt of $133.0 million. We received a refund payment in December 2011 with respect to the withholding taxes previously withheld.
Under the license agreement, Sanofi received a worldwide exclusive license to SAR245408 (XL147) and SAR245409 (XL765), which are in phase 1, phase 1b/2 and phase 2 clinical trials, and has sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities. Sanofi is responsible for funding all development activities with respect to SAR245408 (XL147) and SAR245409 (XL765), including our activities. Following the effectiveness of the license agreement, we conducted the majority of the clinical trials for SAR245408 (XL147) and SAR245409 (XL765) at the expense of Sanofi. As provided for under the license agreement, however, the parties transitioned all development activities for these compounds to Sanofi in 2011. As disclosed on ClinicalTrials.gov, SAR245408 (XL147) is currently being studied in clinical trials in combination with an ErbB3 inhibitor in patients with solid tumors (NCT01436565) and in patients with advanced or recurrent endometrial cancer (NCT01013324). As disclosed on ClinicalTrials.gov, SAR245409 (XL765) is currently being studied in clinical trials in patients with lymphoma either as a single agent (NCT01403636) or in combination with bendamustine and/or rituximab (NCT01410513). In addition SAR245409 (XL765) is being studied in combination with a MEK inhibitor in patients with locally advanced or metastatic solid tumors (NCT01390818), and in combination with temozolomide (with or without radiation) in patients with malignant gliomas (NCT00704080).
We will be eligible to receive development, regulatory and commercial milestones under the license agreement of $745.0 million in the aggregate, as well as royalties on sales of any products commercialized under the license.
Sanofi may, upon certain prior notice to us, terminate the license as to products containing SAR245408 (XL147) and SAR245409 (XL765). In the event of such termination election, Sanofi’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms, conditions and potential payment obligations, licenses from Sanofi to research, develop and commercialize such products.
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
In October 2008, the development term under the collaboration concluded as scheduled. Under the terms of the collaboration, GlaxoSmithKline had the right to select up to two of the compounds in the collaboration for further development and commercialization. GlaxoSmithKline selected foretinib (XL880), an inhibitor of MET and VEGFR2, and had the right to choose one additional compound from a pool of compounds, which consisted of cabozantinib, XL281, XL228, XL820 and XL844 as of the end of the development term.
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

GlaxoSmithKline continues to develop foretinib (XL880), and as disclosed on ClinicalTrials.gov, is currently recruiting patients into phase 1/2 trials studying the activity of foretinib in metastatic breast cancer both as a single agent (NCT01147484) and in combination with lapatinib (NCT01138384).
The $85.0 million loan we received from GlaxoSmithKline was repayable in three annual installments. We paid the final installment of principal and accrued interest under the loan in shares of our common stock on October 27, 2011 and GlaxoSmithKline subsequently released its related security interest in certain of our patents.
Merck
In December 2011, we entered into an agreement with Merck pursuant to which we granted Merck an exclusive worldwide license to our PI3K-delta, or PI3K-d, program, including XL499 and other related compounds. Pursuant to the terms of the agreement, Merck will have sole responsibility to research, develop, and commercialize compounds from our PI3K-d program. The agreement became effective in December 2011.
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
Daiichi Sankyo
In March 2006, we entered into a collaboration agreement with Daiichi Sankyo for the discovery, development and commercialization of novel therapies targeted against the mineralocorticoid receptor, or MR, a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic diseases. Under the terms of the agreement, we granted to Daiichi Sankyo an exclusive, worldwide license to certain intellectual property primarily relating to compounds that modulate MR, including CS-3150 (XL550). Daiichi Sankyo is responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds and we do not have rights to reacquire such compounds, except as described below.
Daiichi Sankyo paid us a nonrefundable upfront payment in the amount of $20.0 million and was obligated to provide research and development funding of $3.8 million over a 15-month research term. In June 2007, our collaboration agreement with Daiichi Sankyo was amended to extend the research term by six months over which Daiichi Sankyo was required to provide $1.5 million in research and development funding. In November 2007, the parties decided not to further extend the research term. For each product from the collaboration, we are also entitled to receive payments upon attainment of pre-specified development, regulatory and commercialization milestones. In December 2010, we received a milestone payment of $5.0 million in connection with an IND filing made by Daiichi Sankyo for CS-3150 (XL550) and, in August 2012, we received a milestone of $5.5 million in connection with the initiation of a phase 2 clinical trial for CS-3150 (XL550). We are eligible to receive additional development, regulatory and commercialization milestones of up to $145.0 million. In addition, we are also entitled to receive royalties on any sales of certain products commercialized under the collaboration. Daiichi Sankyo may terminate the agreement upon 90 days’ written notice in which case Daiichi Sankyo’s payment obligations would cease, its license relating to compounds that modulate MR would terminate and revert to us and we would receive, subject to certain terms and conditions, licenses from Daiichi Sankyo to research, develop and commercialize compounds that were discovered under the collaboration.
Manufacturing
We contract with third parties to manufacture the raw materials, the active pharmaceutical ingredient, or API, and finished solid dose COMETRIQ products for clinical and commercial uses. We currently do not operate manufacturing facilities for clinical or commercial production of COMETRIQ. In addition, we expect for the foreseeable future to continue to rely on third parties for the manufacture of the raw materials, API and finished drug product for COMETRIQ. In this manner, we continue to build and maintain our supply chain.
Our multi-step supply chain for the manufacture and distribution of COMETRIQ consists of several suppliers located in multiple countries. Raw materials required for the production of the API are generally sourced from multiple third-party suppliers. Contract manufacturers in Europe and North America convert these raw materials into API for clinical and commercial purposes, respectively. We use a single third party to manufacture drug product for clinical purposes. We use a different third party to manufacture drug product and package and to label the finished product for commercial purposes. We use a single third party logistics provider to handle shipping and warehousing of our commercial supply of COMETRIQ and a single specialty pharmacy to dispense COMETRIQ to patients in fulfillment of prescriptions.
We may not be able to obtain sufficient quantities of COMETRIQ if our designated manufacturers do not have the capacity or capability to manufacture the product according to our schedule and specifications. If any of these suppliers were to become unable or unwilling to supply us with API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply which could have a material adverse effect on our business.
Our third-party manufacturers are independent entities, under contract with us, who are subject to their own unique operational and financial risks which are out of our control. If we or any of our third-party manufacturers fail to perform as required, this could impair our ability to deliver COMETRIQ on a timely basis or cause delays in our clinical trials and commercial activities. To the extent these risks materialize and affect their performance obligations to us, our financial results may be adversely affected.
We believe the processes used to manufacture our products are proprietary. For products manufactured by our third-party contract manufacturers, we have licensed the necessary aspects of these processes that we believe are proprietary to us to enable them to manufacture the products for us. We have agreements with these third-party manufacturers that are intended to restrict these manufacturers from using or revealing our processes, but we cannot be certain that these third-party manufacturers will comply with these restrictions.
While we believe there are multiple third parties capable of providing most of the materials and services we need to manufacture and distribute COMETRIQ, and that supply of materials that cannot be second-sourced can be managed with inventory planning, there is always a risk that we may underestimate demand, and that our manufacturing capacity through third-party manufacturers may not be sufficient. In addition, because of the significant lead times involved in our supply chain for COMETRIQ, we may have less flexibility to adjust our supply in response to changes in demand than if we had shorter lead times.
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
The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	preclinical laboratory and animal tests that must be conducted in accordance with Good Laboratory Practices;

•	submission of an IND, which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug candidate for its intended use;

•	pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with Good Manufacturing Practices, or GMP, and Good Clinical Practices; and

•	FDA approval of a New Drug Application, or NDA, for commercial marketing, or NDA supplement, for an approval of a new indication if the product is already approved for another indication.
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

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called phase 4 studies may be made a condition to be satisfied after a drug receives approval. The results of phase 4 studies can confirm the effectiveness of a product candidate and can provide important safety information to augment the FDA’s adverse drug reaction reporting system. The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA, or as part of an NDA supplement. The submission of an NDA or NDA supplement requires payment of a substantial User Fee to FDA. The FDA may convene an advisory committee to provide clinical insight on NDA review questions. The FDA may deny approval of an NDA or NDA supplement by way of a Complete Response letter if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA or NDA supplement does not satisfy the criteria for approval. An NDA may be approved with significant restrictions on its labeling, marketing and distribution under a Risk Evaluation and Mitigation Strategy. Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.
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
The United States Orphan Drug Act promotes the development of products that demonstrate promise for the diagnosis and treatment of diseases or conditions that affect fewer than 200,000 people in the United States. Upon FDA receipt of Orphan Drug Designation, the sponsor is eligible for tax credits of up to 50% for qualified clinical trial expenses, the ability to apply for annual grant funding, waiver of Prescription Drug User Fee Act, or PDUFA, application fee, and upon approval, the potential for seven years of market exclusivity for the orphan-designated product for the orphan-designated indication.

Regulation Outside of the United States
In addition to regulations in the United States, we will be subject to regulations of other countries governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the United States before we can commence clinical trials in such countries and approval of the regulators of such countries or economic areas, such as the European Union, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.
Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessments report, each member state must decide whether to recognize approval. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.
As in the United States, we may apply for designation of a product as an Orphan Drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Orphan Drugs in Europe enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product.

Healthcare Regulation
Federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, are also applicable to our business. If we fail to comply with those laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected. The laws that may affect our ability to operate include: the federal Anti‑Kickback Statute, which prohibits soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third‑party payers that are false or fraudulent; and the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters and was amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. State law equivalents of each of the above federal laws, many of which differ from each other in significant ways and may not have the same effect, further complicate compliance efforts.
There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. In addition, as discussed below, beginning in 2014, a similar federal requirement will require manufacturers to track and report to the federal government certain payments made to physicians and teaching hospitals made in the previous calendar year. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state, and soon federal, authorities.

Reimbursement
Sales of COMETRIQ and any future products of ours will depend, in part, on the extent to which their costs will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.
The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for our products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, enacted in March 2010, is expected to have a significant impact on the health care industry. ACA is expected to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, ACA is expected to, among other things, expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. We cannot predict the full impact of ACA on our operations, as many of ACA's reforms require the promulgation of detailed regulations implementing the statutory provisions, which has not yet occurred. In June 2012, the U.S. Supreme Court upheld the constitutionality of ACA, except that the Court held unconstitutional the provision of ACA authorizing the Secretary of the U.S. Department of Health and Human Services to withdraw all of a state's Medicaid funding if the state declines to participate in ACA's expansion of Medicaid eligibility. Yet, some states have indicated that they intend to not implement certain sections of the ACA, and some members of the U.S. Congress are still working to repeal the ACA. As a result, the ACA and/or certain of its provisions may be modified or eliminated by future legislation or litigation.
In addition, in some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.
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
We believe that our ability to successfully compete will depend on, among other things:

•	efficacy, safety and reliability of cabozantinib;

•	timing and scope of regulatory approval;

•	the speed at which we develop cabozantinib for the treatment of additional tumor types beyond progressive, metastatic MTC;

•	our ability to complete preclinical testing and clinical development and obtain regulatory approvals for cabozantinib;

•	our ability to manufacture and sell commercial quantities of cabozantinib to the market;

•	our ability to successfully commercialize cabozantinib and secure reimbursement in approved indications;

•	product acceptance by physicians and other health care providers;

•	quality and breadth of our technology;

•	skills of our employees and our ability to recruit and retain skilled employees;

•	protection of our intellectual property; and

•	the availability of substantial capital resources to fund development and commercialization activities.
We believe that the quality and breadth of activity observed with cabozantinib, the skill of our employees and our ability to recruit and retain skilled employees, our patent portfolio and our capabilities for research and drug development are competitive strengths. However, many large pharmaceutical and biotechnology companies have significantly larger intellectual property estates than we do, more substantial capital resources than we have, and greater capabilities and experience than we do in preclinical and clinical development, sales, marketing, manufacturing and regulatory affairs.
The markets for which we intend to pursue regulatory approval of cabozantinib are highly competitive. We are aware of products in research or development by our competitors that are intended to treat all of the tumor types we are targeting, and any of these products may compete with cabozantinib. Our competitors may succeed in developing their products before we do, obtaining approvals from the FDA or other regulatory agencies for their products more rapidly than we do, or developing products that are more effective than cabozantinib. These products or technologies might render our technology obsolete or noncompetitive. There may also be drug candidates of which we are not aware at an earlier stage of development that may compete with cabozantinib. In addition, cabozantinib may compete with existing therapies that have long histories of use, such as chemotherapy and radiation treatments in cancer indications. We believe that the principal competing anti-cancer therapy to COMETRIQ in progressive, metastatic MTC will be AstraZeneca's RET, VEGFR and EGFR inhibitor vandetanib, which has been approved by the FDA in this indication.  In addition, we believe that COMETRIQ will also face competition as a treatment for progressive, metastatic MTC from off-label use of Bayer's and Onyx Pharmaceuticals' Raf and VEGFR inhibitor sorafenib, and Pfizer's RTK inhibitor sunitinib.  We believe that if cabozantinib is approved for the treatment of CRPC, its principal competition will be Algeta's development-stage alpha-pharmaceutical Alpharadin (Radium-223), Janssen Biotech's CYP17 inhibitor abiraterone, Medivation's androgen receptor inhibitor enzalutamide, and chemotherapeutic agents, including Sanofi's cabazitaxel and docetaxel.  Examples of potential competition for cabozantinib in other cancer indications include other VEGF pathway inhibitors, including Genentech's bevacizumab, and other MET inhibitors, including Amgen's AMG 208, Pfizer's crizotinib, ArQule's tivantinib (ARQ197), GlaxoSmithKline's foretinib (XL880), and Genentech's onartuzumab. We anticipate that COMETRIQ in progressive, metastatic MTC will, and cabozantinib in other indications if approved would, compete with any of these competing treatments on the basis of the factors described above.
Research and Development Expenses
Research and development expenses consist primarily of personnel expenses, laboratory supplies, consulting and facilities costs. Research and development expenses were $128.9 million for the year ended December 31, 2012, compared to $156.8 million for the year ended December 31, 2011 and $210.7 million for the year ended December 31, 2010.
Revenues from Significant Collaborators
In 2012, we derived 66%, 22% and 12% of our revenues from Bristol-Myers Squibb, Merck and Daiichi Sankyo, respectively. We operate in one operating segment and have operations solely in the United States. Information regarding total revenues, net loss and total assets is set forth in our financial statements included in Item 8 of this Form 10-K.
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
Cabozantinib is covered by an issued patent in the United States (U.S. Pat. No. 7,579,473) for the composition-of-

matter of cabozantinib and pharmaceutical compositions thereof. Cabozantinib is also covered by an additional issued patent in the United States (covering certain methods of use) and also by an issued patent in Europe (covering cabozantinib’s composition-of-matter and certain methods of use). These issued patents will expire in September 2024, subject to any available extensions. Foreign counterparts of the issued U.S. and European patents are pending in Australia, Japan and Canada, which, if issued, are anticipated to expire in 2024. We have patent applications pending in the United States, European Union, Australia, Japan and Canada covering certain synthetic methods related to making cabozantinib, which, if issued, are anticipated to expire in 2024. We have filed patent applications in the United States and other selected countries covering certain salts, polymorphs and formulations of cabozantinib which, if issued, are anticipated to expire in approximately 2030. We have filed several patent applications in the United States and other selected countries relating to combinations of cabozantinib with certain other anti-cancer agents which, if issued, are anticipated to expire in approximately 2030.
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
Employees
As of December 31, 2012, we had 174 full-time employees worldwide, 59 of whom held Ph.D. and/or M.D. degrees, most of whom were engaged in full-time research and development activities. None of our employees are represented by a labor union, and we consider our employee relations to be good.
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
Risks Related to Our Need for Additional Financing and Our Financial Results
If additional capital is not available to us, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts and we may breach our financial covenants.
We may need to raise additional capital to:

•	fund our operations and clinical trials;

•	continue our research and development efforts; and

•	commercialize our product candidates, if any such candidates receive regulatory approval for commercial sale.
As of December 31, 2012, we had $634.0 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $28.0 million and short- and long-term unrestricted investments of $3.2 million and $83.7 million that we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, short- and long-term investments and funding that we expect to receive from existing collaborators will enable us to maintain our operations for a period of at least 12 months following the end of 2012. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

•	the progress and scope of the development and commercialization activities with respect to COMETRIQ™ (cabozantinib);

•
repayment of our $287.5 million aggregate principal amount of 4.25% convertible senior subordinated notes due 2019, or the 2019 Notes, that mature on August 15, 2019, unless earlier converted, redeemed or repurchased;

•
repayment of the $124.0 million initial principal amount of our Secured Convertible Notes due June 2015 issued to entities affiliated with Deerfield Management Company, L.P., or the Deerfield Notes, for which we will be required to make mandatory prepayments on an annual basis in 2014 and 2015 equal to 15% of specified payments from our collaborative arrangements received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million and, for the payment due in January 2014, a required minimum prepayment amount of $10.0 million, unless we are able to repay them with our common stock, which we are only able to do under specified conditions;

•	repayment of our term loan and line of credit from Silicon Valley Bank, which had an outstanding balance at December 31, 2012 of $85.3 million;

•	the commercial success of COMETRIQ and the revenues we generate;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds or programs;

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including, in particular, with respect to COMETRIQ) that provide additional capital;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents, short- and long-term investments that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	our obligation to share U.S. marketing and commercialization costs for GDC-0973 (XL518) under our collaboration with Genentech;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost of any acquisitions of or investments in businesses, products and technologies.
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
We may need to obtain additional funding in order to stay in compliance with financial covenants contained in our loan and security agreement with Silicon Valley Bank. The terms of the agreement contains covenants or events of default requiring us to maintain specified collateral balances. The failure to comply with these covenants could result in an acceleration of the underlying debt obligations. If we are unable to remain in compliance with such covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.
We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.
We have incurred net losses since inception through the year ended December 31, 2012, with the exception of the fiscal year ended December 31, 2011. In 2011, we had net income primarily as a result of the acceleration of revenue recognized under our 2008 collaboration agreement with Bristol-Myers Squibb that terminated in October 2011 and under our 2009 discovery collaboration agreement with Sanofi that terminated in December 2011. We anticipate net losses and negative operating cash flow for the foreseeable future. For the year ended December 31, 2012, we had a net loss of $147.6 million; as of December 31, 2012, we had an accumulated deficit of $1.3 billion. As of December 31, 2012, we had not generated revenues from the sale of COMETRIQ, which was commercially launched for the treatment of progressive, metastatic MTC in the United States in January 2013. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, research funding, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones, our collaborators fail to develop successful products or research funding we receive from collaborators decreases, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ for progressive, metastatic MTC, license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders' equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues for each year other than 2011, and we expect to spend significant additional amounts to fund the continued development of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve future profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
Our significant level of indebtedness could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.
We incurred significant additional indebtedness and substantial debt service requirements as a result of our offering of the 2019 Notes in August 2012. As of December 31, 2012, our total consolidated indebtedness through maturity was $496.8 million (excluding trade payables). We may also incur additional indebtedness to meet future financing needs. If we raise additional indebtedness, it would increase our interest expense, leverage and operating and financial costs.

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

•
preventing us from raising funds necessary to purchase the 2019 Notes in the event we are required to do so following a "Fundamental Change" as specified in the indenture governing the 2019 Notes, or to settle conversions of the 2019 Notes in cash;

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
If a Fundamental Change occurs, holders of the 2019 Notes may require us to purchase for cash all or any portion of their 2019 Notes at a purchase price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change purchase date. We may not have sufficient funds to purchase the notes upon a Fundamental Change. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a Fundamental Change. These agreements may also make our repurchase of 2019 Notes an event of default under the agreements
We may not realize the expected benefits of our initiatives to control costs.
Managing costs is a key element of our business strategy. Consistent with this element of our strategy, we implemented restructurings in March 2010 and December 2010 that resulted in an overall reduction in our workforce by 386 employees as a consequence of our decision to focus our proprietary resources and development efforts on the late-stage development and commercialization of cabozantinib. We implemented additional restructurings in both March 2011 and May 2012, resulting in further reductions to our workforce. The aggregate reduction in headcount from the 2010, 2011 and 2012 restructurings, or Restructurings, is 422 employees. We have recorded aggregate restructuring charges of $52.1 million in connection with the Restructurings and anticipate that we will incur additional restructuring charges related to the exit of all or portions of three of our South San Francisco buildings. These charges will be recorded through the end of the building lease terms, the last of which ends in 2017.
As part of the Restructurings, we have entered into sublease agreements for certain of our facilities in South San Francisco, California. We are still assessing our ability to sublease portions of our facilities in light of the workforce reductions as well as the potential for sublease income. Estimates for sublease income would require significant assumptions regarding the time required to contract with subtenants, the amount of idle space we would be able to sublease and potential future sublease rates. If we are able to vacate portions of our facilities, we would need to continue to update our estimate of the lease exit costs in our financial statements until we were able to negotiate an exit to the lease or negotiate a sublease for the remaining term of the lease.
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
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this report we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since December 31, 2012, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.
Risks Related to COMETRIQ™ (cabozantinib)
We are dependent on the successful development and commercialization of COMETRIQ.
The success of our business is dependent upon the successful development and commercialization of COMETRIQ. As part of our strategy, we are dedicating all of our proprietary resources to advance COMETRIQ as aggressively as feasible. On November 29, 2012, the FDA approved COMETRIQ for the treatment of progressive, metastatic MTC in the United States and we commercially launched COMETRIQ in January 2013. We view the approval of COMETRIQ for the treatment of progressive, metastatic MTC as a transitional event towards our objective of developing COMETRIQ into a major oncology franchise. Our ability to realize this objective or the value of our investment is contingent on, among other things, successful clinical development, regulatory approval and market acceptance of COMETRIQ. If we encounter difficulties in the development of COMETRIQ in other indications beyond progressive, metastatic MTC due to any of the factors discussed in this “Risk Factors” section or otherwise, or we do not receive regulatory approval in such indications or are unable to successfully commercialize COMETRIQ in progressive, metastatic MTC or such other indications if approved, we will not have the resources necessary to continue our business in its current form.
The commercial success of COMETRIQ will depend upon the degree of market acceptance of COMETRIQ among physicians, patients, health care payors, and the medical community.
Our ability to commercialize COMETRIQ for the treatment of progressive, metastatic MTC and potentially other indications if approved will be highly dependent upon the extent to which COMETRIQ gains market acceptance among: physicians; patients; health care payors, such as Medicare and Medicaid; and the medical community. If COMETRIQ does not achieve an adequate level of acceptance, we may not generate adequate product revenues, if at all, and we may not become profitable. The degree of market acceptance of COMETRIQ will depend upon a number of factors, including:

•	the effectiveness, or perceived effectiveness, of COMETRIQ in comparison to competing products;

•	the existence of any significant side effects of COMETRIQ, as well as their severity in comparison to those of any competing products;

•	potential advantages or disadvantages in relation to alternative treatments;

•	the timing of market entry relative to competitive treatments;

•	indications for which COMETRIQ is approved;

•	the ability to offer COMETRIQ for sale at competitive prices;

•	relative convenience and ease of administration;

•	the strength of sales, marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.
If we are unable to establish and maintain adequate sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to do so, we may be unable to successfully commercialize COMETRIQ.
We have no experience as a company in the sales, marketing and distribution of pharmaceutical products. We have established a small commercial organization so that it is commensurate with the size of the market opportunity for progressive, metastatic MTC. We have also designed our commercial organization to maintain the maximum amount of flexibility, and to enable us to quickly scale up if additional indications are approved in the future. We believe we have created an efficient commercial organization, taking advantage of outsourcing options where prudent to maximize the effectiveness of our commercial expenditures. However, we may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution necessary to successfully market and sell COMETRIQ. Establishing and maintaining, sales, marketing and distribution capabilities are expensive and time-consuming. Such expenses may be disproportional compared to the revenues we may be able to generate on sales of COMETRIQ and have an adverse impact on our results of operations. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenues and our business may be adversely affected.
We currently rely on a single third party logistics provider to handle shipping and warehousing of our commercial supply of COMETRIQ and a single specialty pharmacy to dispense COMETRIQ to patients in fulfillment of prescriptions. Our current and anticipated future dependence upon these third parties may adversely affect our future profit margins and our ability to supply COMETRIQ to the marketplace on a timely and competitive basis. For example, if our third party logistics provider's warehouse suffers a fire or damage from another type of disaster, the commercial supply of COMETRIQ could be destroyed, resulting in a disruption in our commercialization efforts. These third parties may not be able to provide services in the time we require to meet our commercial timelines and objectives or to meet regulatory requirements. We may not be able to maintain or renew our arrangements with these third parties, or enter into new arrangements, on acceptable terms, or at all. These third parties could terminate or decline to renew our arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for logistics services or distribution of COMETRIQ on acceptable terms, our commercialization efforts may be delayed or otherwise adversely affected.
We are subject to certain healthcare laws, regulation and enforcement; our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.
We are subject to certain healthcare laws and regulations and enforcement by the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•
the federal HIPAA as amended by the HITECH and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•
the federal healthcare programs' Anti-Kickback Law, which constrains our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

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

In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, withdrawal of regulatory approval, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to sell COMETRIQ or operate our business and also adversely affect our financial results.
If we are unable to obtain adequate coverage and reimbursement from third-party payors for COMETRIQ, our revenues and prospects for profitability will suffer.
Our ability to successfully commercialize COMETRIQ will be highly dependent on the extent to which coverage and reimbursement for the product candidate will be available from third-party payors, including governmental payors, such as Medicare and Medicaid, and private health insurers. Many patients will not be capable of paying for COMETRIQ themselves and will rely on third-party payors to pay for, or subsidize, their medical needs. If third-party payors do not provide coverage or reimbursement for COMETRIQ, our revenues and prospects for profitability will suffer. In addition, even if third-party payors provide some coverage or reimbursement for COMETRIQ, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans often varies based on the type of contract or plan purchased.
In addition, in some foreign countries, particularly the countries in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, price negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement and/or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of COMETRIQ to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in the commercialization of COMETRIQ. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly approved health care products. In particular, third-party payors may limit the indications for which they will reimburse patients who use COMETRIQ. Cost-control initiatives could decrease the price we might establish for COMETRIQ, which would result in lower product revenues to us.
Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may affect our ability to sell COMETRIQ profitably.
The U.S. and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell COMETRIQ profitably. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the U.S. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. The U.S. Supreme Court heard a constitutional challenge to the PPACA and in June 2012 held that the PPACA is constitutional. However, states are allowed to opt out of the expansion of eligibility criteria for Medicaid under the PPACA. We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for COMETRIQ and any subsequently approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs.
We also cannot be certain that COMETRIQ will successfully be placed on the list of drugs covered by particular health plan formularies, nor can we predict the negotiated price for COMETRIQ, which will be determined by market factors. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If COMETRIQ is not included on these preferred drug lists, physicians may not be inclined to prescribe it to their Medicaid patients, thereby diminishing the potential market for COMETRIQ.
As a result of the PPACA and the trend towards cost-effectiveness criteria and managed healthcare in the United States, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. They may use tiered reimbursement and may adversely affect demand for our products by placing them in an expensive tier. They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs. Further, we do not have experience in ensuring approval by applicable third-party payors outside of the United States for coverage and reimbursement of COMETRIQ. We also anticipate pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

Our competitors may develop products and technologies that make cabozantinib obsolete.
The biotechnology industry is highly fragmented and is characterized by rapid technological change. In particular, the area of kinase-targeted therapies is a rapidly evolving and competitive field. We face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. Some of our competitors are further along in the development of their products than we are. In addition, delays in the development of cabozantinib for the treatment of additional tumor types beyond progressive, metastatic MTC could allow our competitors to bring products to market before us, which would impair our ability to commercialize cabozantinib in such tumor types. Our future success will depend upon our ability to maintain a competitive position with respect to technological advances. The markets for which we intend to pursue regulatory approval of cabozantinib are highly competitive. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities than we do. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive. There may also be drug candidates of which we are not aware at an earlier stage of development that may compete with cabozantinib. In addition, cabozantinib may compete with existing therapies that have long histories of use, such as chemotherapy and radiation treatments in cancer indications. We believe that the principal competing anti-cancer therapy  to COMETRIQ in progressive, metastatic MTC will be AstraZeneca's RET, VEGFR and EGFR inhibitor vandetanib, which has been approved by the FDA in this indication.  In addition, we believe that COMETRIQ will also face competition as a treatment for progressive, metastatic MTC from off-label use of Bayer's and Onyx Pharmaceuticals' Raf and VEGFR inhibitor sorafenib, and Pfizer's RTK inhibitor sunitinib.  We believe that if cabozantinib is approved for the treatment of CRPC, its principal competition will be Algeta's development-stage alpha-pharmaceutical Alpharadin (Radium-223), Janssen Biotech's CYP17 inhibitor abiraterone, Medivation's androgen receptor inhibitor enzalutamide, and chemotherapeutic agents, including Sanofi's cabazitaxel and docetaxel.  Examples of potential competition for cabozantinib in other cancer indications include other VEGF pathway inhibitors, including Genentech's bevacizumab, and other MET inhibitors, including Amgen's AMG 208, Pfizer's crizotinib, ArQule's tivantinib (ARQ197), GlaxoSmithKline's foretinib (XL880), and Genentech's onartuzumab.
We lack the manufacturing capabilities and experience necessary to enable us to produce COMETRIQ for clinical development or for commercial sale and rely on third parties to do so, which subjects us to various risks.
We do not have the manufacturing capabilities or experience necessary to enable us to produce materials for our clinical trials or for commercial sale of COMETRIQ and rely on third party contractors to do so. These third-parties must comply with applicable regulatory requirements, including the FDA's current GMP. Our current and anticipated future dependence upon these third parties may adversely affect our future profit margins and our ability to develop and commercialize COMETRIQ on a timely and competitive basis. These third parties may not be able to produce material on a timely basis or manufacture material at the quality or in the quantity required to meet our development and commercial timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third party manufacturing and supply arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third party manufacturers and suppliers could terminate or decline to renew our manufacturing and supply arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our clinical trials and commercialization efforts may be delayed or otherwise adversely affected.
Our third-party manufacturers may not be able to comply with the GMP regulations, other applicable FDA regulatory requirements or similar regulations applicable outside of the United States. Additionally, if we are required to enter into new manufacturing or supply arrangements, we may not be able to obtain approval from the FDA of any alternate manufacturer or supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of COMETRIQ. Failure of our third party manufacturers or suppliers or us to obtain approval from the FDA or to comply with applicable regulations could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of COMETRIQ, injunctions, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, any of which could have a significant adverse effect on our business. In addition, COMETRIQ requires precise, high-quality manufacturing. The failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could have also a significant adverse effect on our business.

Clinical testing of cabozantinib is a lengthy, costly, complex and uncertain process and may fail to demonstrate safety and efficacy.
Cabozantinib is being evaluated in comprehensive development program for the treatment of CRPC and a variety of other indications beyond progressive, metastatic MTC. Clinical trials are inherently risky and may reveal that cabozantinib is ineffective or have unacceptable toxicity or other side effects that may significantly decrease the likelihood of regulatory approval in such indications.
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
We may experience numerous unforeseen events during, or as a result of, clinical testing that could delay or prevent commercialization of cabozantinib for the treatment of CRPC and other indications, including:

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

If we were to have significant delays in or termination of our clinical testing of cabozantinib as a result of any of the events described above or otherwise, our expenses could increase or our ability to generate revenues could be impaired, either of which could adversely impact our financial results.
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
Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of cabozantinib. The duration and the cost of clinical trials may vary significantly over the life of a project as a result of factors relating to the clinical trial, including, among others:

•	the number of patients who ultimately participate in the clinical trial;

•	the duration of patient follow-up that is appropriate in view of the results or required by regulatory authorities;

•	the number of clinical sites included in the trials; and

•	the length of time required to enroll suitable patient subjects.
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
If third parties upon which we rely do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize cabozantinib for the treatment of additional indications beyond progressive, metastatic MTC.
We do not have the ability to independently conduct clinical trials for cabozantinib, including our post-marketing commitments for COMETRIQ for the treatment of progressive, metastatic MTC, and we rely on third parties we do not control such as the federal government (including NCI-CTEP, with whom we have our CRADA), contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or commercialize cabozantinib for additional indications beyond progressive, metastatic MTC.
Cabozantinib is subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize cabozantinib.
Cabozantinib, as well as the activities associated with its research, development and commercialization, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for cabozantinib would prevent us from promoting its use. We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Before an NDA or NDA supplement can be submitted to the FDA, the product candidate must undergo extensive clinical trials, which can take many years and require substantial expenditures.
In December 2011, we initiated COMET-2, our first phase 3 pivotal trial of cabozantinib in patients with metastatic castration-resistant prostate cancer, with pain response as the primary efficacy endpoint for the trial. We were not able to reach a timely agreement with the FDA for a Special Protocol Assessment, or SPA, on the proposed design and analysis of the COMET-2 trial. We originally submitted the proposed protocol for this trial using primary endpoints of pain reduction and bone scan response to the FDA in June 2011 with a request for a SPA. The FDA's final response prior to our discontinuation of the SPA process, which we received in October 2011, raised the following concerns regarding the COMET-2 trial design in the context of its consideration of a SPA for the trial, among other comments:

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

•
A recommendation that if we use pain response as a primary efficacy endpoint, that we conduct two adequate and well-controlled trials to demonstrate effectiveness as, according to the FDA, a conclusion based on two persuasive studies will always be more secure. The FDA advised that for a single randomized trial to support an NDA, the trial must be well designed, well conducted, internally consistent and provide statistically persuasive efficacy findings so that a second trial would be ethically or practically impossible to perform.

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
Even if the FDA or a comparable authority in another country approves cabozantinib, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, distribution, advertising, promotion, marketing and/or production of cabozantinib and may impose ongoing requirements for post- approval studies, including additional research and development and clinical trials. For example, in connection with the FDA's approval of COMETRIQ for the treatment of progressive, metastatic MTC, we are subject to the various postmarketing requirements, including a requirement to conduct a phase 2 clinical trial comparing a lower dose of COMETRIQ in progressive, metastatic MTC and to conduct other clinical studies. These agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.
Risks Related to Our Relationships with Third Parties
We are dependent upon our collaborations with major companies, which subjects us to a number of risks.
We have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb, Sanofi, Genentech, Inc., GlaxoSmithKline, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo, for the development and ultimate commercialization of a significant number of compounds generated from our research and development efforts. We continue to pursue collaborations for selected unpartnered preclinical and clinical programs and compounds. Our dependence on our relationships with existing collaborators for the development and commercialization of our compounds subjects us to, and our dependence on future collaborators for development and commercialization of additional compounds will subject us to, a number of risks, including:

•	we may not be able to control the amount of U.S. marketing and commercialization costs for GDC-0973 (XL518) we are obligated to share under our collaboration with Genentech;

•
we are not able to control the amount and timing of resources that our collaborators or potential future collaborators will devote to the development or commercialization of drug candidates or to their marketing and distribution;

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
We may be held liable if any product we or our collaborators develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, product liability claims could result in decreased demand for our product candidates, injury to our reputation, withdrawal of patients from our clinical trials, substantial monetary awards to trial participants and the inability to commercialize any products that we may develop. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling or testing our products. We have obtained limited product liability insurance coverage for our clinical trials and commercial activities for cabozantinib in the amount of $15.0 million per occurrence and $15.0 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, if insurance coverage becomes more expensive, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, juries have awarded large judgments in class action lawsuits for claims based on drugs that had unanticipated side effects. In addition, the pharmaceutical and biotechnology industries, in general, have been subject to significant medical malpractice litigation. A successful product liability claim or series of claims brought against us could harm our reputation and business and would decrease our cash reserves.

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
Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results to volatility, including:

•	the progress and scope of our development and commercialization activities;

•	the commercial success of COMETRIQ and the revenues we generate;

•	recognition of upfront licensing or other fees or revenues;

•	payments of non-refundable upfront or licensing fees, or payment for cost-sharing expenses, to third parties;

•	acceptance of our technologies and platforms;

•	the success rate of our efforts leading to milestone payments and royalties;

•	the introduction of new technologies or products by our competitors;

•	the timing and willingness of collaborators to further develop or, if approved, commercialize our product out-licensed to them;

•	our ability to enter into new collaborative relationships;

•	the termination or non-renewal of existing collaborations;

•	the timing and amount of expenses incurred for clinical development and manufacturing of cabozantinib;

•	adjustments to expenses accrued in prior periods based on management’s estimates after the actual level of activity relating to such expenses becomes more certain;

•	the impairment of acquired goodwill and other assets;

•	the impact of the Restructurings; and

•	general and industry-specific economic conditions that may affect our collaborators’ research and development expenditures.
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

•	the commercial success of COMETRIQ and the revenues we generate;

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
Future sales of our common stock or conversion of our convertible notes, or the perception that such sales or conversions may occur, may depress our stock price and adversely impact the trading price of the 2019 Notes.
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
The accounting method for convertible debt securities that may be settled in cash, such as the 2019 Notes, could have a material effect on our reported financial results.
Under Accounting Standards Codification, or ASC, Subtopic 470-20, issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. As a result of the application of ASC 470-20, we recognized $143.2 million as the initial debt discount with a corresponding increase to paid-in capital, the equity component, for the 2019 Notes. We will be required to record the amortization of this debt discount over the terms of the 2019 Notes, which may adversely affect our reported or future financial results and the market price of our common stock. In addition, if the 2019 Notes become convertible, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2019 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Finally, we expect to use the if-converted method to compute earnings per share, which could be more dilutive than using the treasury stock method.
Certain provisions in the 2019 Notes and the indenture pursuant to which such notes were issued could delay or prevent an otherwise beneficial takeover or takeover attempt.
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
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent or deter attempts by our stockholders to replace or remove our current management, which could cause the market price of our common stock to decline.
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
We lease a total of 367,773 square feet of office and laboratory facilities in South San Francisco, California. The leased premises are comprised of six buildings and covered by four lease agreements, as follows:

•
The first two leases covering three buildings for a total of 179,964 square feet expire in 2017, with two five-year options to extend their respective terms prior to expiration. We have subleased a total of 57,701 square feet of one of these buildings to three different subtenants. The terms of the subleases covering 55,744 square feet expire at the end of our lease term and the sublease for the balance is for a term of one year with annual options to extend through the end of our lease term.

•	The third lease covering two buildings for a total of 116,063 square feet expires in 2018.

•
A fourth lease covers a portion of one building containing 71,746 square feet that commenced in May 2008 and expires in 2015. We have subleased approximately 68,738 square feet of the building covered by the fourth lease to a single subtenant. The term of the sublease will expire at the end of our lease term.

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
Our common stock has traded on the NASDAQ Global Select Market (formerly the NASDAQ National Market) under the symbol “EXEL” since April 11, 2000. The following table sets forth, for the periods indicated, the high and low intraday sales prices for our common stock as reported by the NASDAQ Global Select Market:

	Common Stock Price
	High	Low
Year ended December 30, 2011:
Quarter ended April 1, 2011	$12.82	$7.10
Quarter ended July 1, 2011	$12.61	$8.03
Quarter ended September 30, 2011	$9.24	$5.45
Quarter ended December 30, 2011	$8.25	$3.94
Year ended December 28, 2012:
Quarter ended March 30, 2012	$6.57	$4.47
Quarter ended June 29, 2012	$5.59	$4.37
Quarter ended September 28, 2012	$6.95	$4.19
Quarter ended December 28, 2012	$5.39	$4.29
On February 14, 2013, the last reported sale price on the NASDAQ Global Select Market for our common stock was $4.71 per share.
Holders
As of February 14, 2013, there were approximately 522 holders of record of our common stock.
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
Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended.

The following graph compares, for the five year period ended December 31, 2012, the cumulative total stockholder return for our common stock, the NASDAQ Stock Market (U.S. companies) Index, or the NASDAQ Market Index, and the NASDAQ Biotechnology Index. The graph assumes that $100 was invested on December 31, 2007 in each of our common stock, the NASDAQ Market Index and the NASDAQ Biotechnology Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Exelixis, Inc.	100	60	85	95	55	52
NASDAQ Market Index	100	61	85	99	97	111
NASDAQ Biotechnology Index	100	88	100	115	129	167

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial information has been derived from our audited consolidated financial statements. The financial information as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$47,450	$289,636	$185,045	$151,759	$117,859
Operating expenses:
Research and development	128,878	156,836	210,678	234,702	257,390
General and administrative	31,837	33,129	33,020	34,382	36,892
Collaboration cost sharing	—	—	—	4,582	—
Restructuring charge	9,171	10,136	32,744	—	2,890
Total operating expenses	169,886	200,101	276,442	273,666	297,172
(Loss) income from operations	(122,436)	89,535	(91,397)	(121,907)	(179,313)
Other income (expense), net (1)	(25,102)	(12,543)	(1,005)	(18,936)	3,743
Consolidated (loss) income before taxes	(147,538)	76,992	(92,402)	(140,843)	(175,570)
Income tax provision (benefit)	107	1,295	(72)	(1,286)	—
Consolidated net (loss) income	(147,645)	75,697	(92,330)	(139,557)	(175,570)
Loss attributed to noncontrolling interest	—	—	—	4,337	12,716
Net (loss) income attributable to Exelixis, Inc.	$(147,645)	$75,697	$(92,330)	$(135,220)	$(162,854)
Net (loss) income per share, basic, attributable to Exelixis, Inc.	$(0.92)	$0.60	$(0.85)	$(1.26)	$(1.54)
Net (loss) income per share, diluted, attributable to Exelixis, Inc.	$(0.92)	$0.58	$(0.85)	$(1.26)	$(1.54)
Shares used in computing basic net (loss) income per share	160,138	126,018	108,522	107,073	105,498
Shares used in computing diluted net (loss) income per share	160,138	130,479	108,522	107,073	105,498
____________________

(1)
In 2007, we sold 80.1% of our former German subsidiary, Artemis Pharmaceuticals GmbH (now known as TaconicArtemis GmbH), or Artemis, and our plant trait business. We exercised our option to sell our remaining 19.9% ownership in Artemis in 2011 and recognized an additional gain of $2.2 million in other income. In 2008, 2009 and 2010, in association with the sale of our plant trait business, we recognized an additional gain on the sale of the business of $4.5 million, $2.1 million and $7.2 million, respectively. In June 2009, we recorded a $9.8 million loss upon deconsolidation of Symphony Evolution, Inc. as a result of the expiration of our purchase option. In addition, our credit facility with Deerfield expired in November 2009, resulting in our acceleration of interest expense of $5.2 million relating to the closing fee and outstanding warrants issued in connection with the facility.

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash and investments (1)	$633,961	$283,720	$256,377	$220,993	$284,185
Working capital (deficit)	$350,837	$136,500	$(16,455)	$22,882	$82,028
Total assets	$721,097	$393,262	$360,790	$343,410	$401,622
Long-term obligations	$342,959	$193,983	$186,702	$57,688	$97,339
Accumulated deficit	$(1,254,002)	$(1,106,357)	$(1,182,054)	$(1,089,724)	$(954,504)
Total stockholders’ equity (deficit)	$296,434	$90,632	$(228,325)	$(163,725)	$(56,261)
 ____________________

(1)	Amount as of December 31, 2008 also included $14.7 million in investments held by Symphony Evolution, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the statements under in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “focus,” “assume,” “goal,” “objective,” “will,” “may” “should,” “would,” “could,” “estimate,” “predict,” “potential,” “continue,” “encouraging” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Item 1A. Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
Overview
We are a biotechnology company committed to developing small molecule therapies for the treatment of cancer. We are focusing our proprietary resources and development and commercialization efforts exclusively on COMETRIQ™ (cabozantinib), our wholly-owned inhibitor of multiple receptor tyrosine kinases. On November 29, 2012, the FDA approved COMETRIQ for the treatment of progressive, metastatic MTC in the United States. COMETRIQ is being evaluated in a variety of other cancer indications through a broad development program, including two ongoing phase 3 pivotal trials in metastatic CRPC and two additional phase 3 pivotal trials in metastatic hepatocellular cancer and metastatic renal cell cancer that we plan to initiate in 2013. We believe COMETRIQ has the potential to be a high-quality, broadly-active and differentiated anti-cancer agent that can make a meaningful difference in the lives of patients. Our objective is to develop COMETRIQ into a major oncology franchise, and we believe that the approval of COMETRIQ for the treatment of progressive, metastatic MTC provides us with the opportunity to establish a commercial presence in furtherance of this objective.
We have also established a portfolio of other novel compounds that we believe have the potential to address serious unmet medical needs. Many of these compounds are being advanced by partners as part of collaborations, at no cost to us but with significant retained economics to Exelixis in the event these compounds are commercialized. As disclosed on ClinicalTrials.gov (NCT01689519), a phase 3 clinical trial for one of these compounds, GDC-0973 (XL518), which we out-licensed to Genentech, was initiated on November 1, 2012.
Our Strategy
We believe that the available clinical data demonstrate that COMETRIQ has the potential to be a broadly active anti-cancer agent, and our objective is to build COMETRIQ into a major oncology franchise. The initial regulatory approval of COMETRIQ to treat progressive, metastatic MTC provides a niche market opportunity that allows us to gain commercialization and marketing experience at relatively low cost while providing a solid foundation for potential expansion into larger cancer indications.
We intend to advance COMETRIQ through an extensive development program exploring multiple cancer indications including, but not limited to, prostate, hepatocellular, renal, breast and non-small-cell-lung cancers. We intend to focus our internal efforts on cancers for which we believe COMETRIQ has significant therapeutic and commercial potential in the near term, while utilizing our CRADA with the NCI-CTEP and ISTs to generate additional data to allow us to prioritize future late stage trials in a cost-effective fashion. We believe that this staged approach to building value represents the most rational and effective use of our personnel and financial resources.
Collaborations
We have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb, Sanofi, Genentech, GlaxoSmithKline, Merck (known as MSD outside of the United States and Canada), and Daiichi Sankyo for various compounds and programs in our portfolio. Pursuant to these collaborations, we have out-licensed compounds or programs to a partner for further development and commercialization, generally have no further unfunded cost obligations related to such compounds or programs and may be entitled to receive research funding, milestones and royalties or a share of profits from commercialization. As disclosed on ClinicalTrials.gov (NCT01689519), a phase 3 clinical trial for one of these compounds, GDC-0973 (XL518), which we out-licensed to Genentech, was initiated on November 1, 2012. In addition, several other out-licensed compounds are in multiple phase 2 studies. These partnered compounds potentially could be of significant value to us if their development progresses successfully.

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
Limited Sources of Revenues
COMETRIQ was approved by the FDA for the treatment of progressive, metastatic MTC in the United States in November 2012. We commercially launched COMETRIQ in January 2013. We currently estimate that there are between 500 and 700 first and second line metastatic MTC patients in the United States each year who will be eligible for COMETRIQ, and as a result we only expect to generate limited revenues from the sale of COMETRIQ in the near term. Prior to the approval of COMETRIQ, we had no pharmaceutical product that had received marketing approval, and as of December 31, 2012, we have generated no revenues from the sale of such products. We expect that all of our other near-term revenues, such as research and development funding, license fees and milestone payments and royalty revenues, will be generated from collaboration agreements with our partners. Our reliance on collaboration revenues is directly reflected in the decrease of our revenues in 2012 compared to 2011 due primarily to the October 2011 acceleration of $99.1 million of license revenue as a result of the termination of our 2008 collaboration agreement with Bristol Myers-Squibb for XL281, or the 2008 Agreement, and the December 2011 acceleration of $53.1 million in license revenue as a result of the termination in of our 2009 collaboration with Sanofi for the discovery of inhibitors of PI3K. Additionally, milestones under collaboration agreements may be tied to factors that are outside of our control, such as significant clinical or regulatory events with respect to compounds that have been licensed to our partners.
Clinical Development of Cabozantinib
We have focused our proprietary resources and development efforts on the development of cabozantinib. However, the product candidate may fail to show adequate safety or efficacy in clinical testing. Furthermore, predicting the timing of the initiation or completion of clinical trials is difficult, and our trials may be delayed due to many factors, including factors outside of our control. The future development path of cabozantinib depends upon the results of each stage of clinical development. We expect to incur increased expenses for the development of cabozantinib as it advances in clinical development.
Liquidity
As of December 31, 2012, we had $634.0 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $28.0 million and short- and long-term unrestricted investments of $3.2 million and $83.7 million that we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates pursuant to covenants in our loan and security agreement with Silicon Valley Bank. In August 2012, we completed concurrent registered underwritten public offerings in which we sold $287.5 million aggregate principal amount of the 2019 Notes and 34.5 million shares of common stock at a price of $4.25 per share, generating aggregate net proceeds of $416.1 million. In February 2012, we raised $65.0 million in net proceeds from a public offering of 12.7 million shares of our common stock at a price of $5.17 per share. We anticipate that our current cash and cash equivalents, short- and long-term investments and funding that we expect to receive from existing collaborators will enable us to maintain our operations for a period of at least 12 months following the end of 2012. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate.
Our minimum liquidity needs are also determined by financial covenants in our loan and security agreement with Silicon Valley Bank as well as other factors, which are described under “– Liquidity and Capital Resources – Cash Requirements.”
Our ability to raise additional funds may be severely impaired if cabozantinib fails to show adequate safety or efficacy in clinical testing.

2019 Notes
On August 14, 2012, we issued and sold $287.5 million aggregate principal amount of the 2019 Notes for net proceeds of $277.7 million. The 2019 Notes mature on August 15, 2019, unless earlier converted, redeemed or repurchased and bear interest at a rate of 4.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2013. Subject to certain terms and conditions, at any time on or after August 15, 2016, we may redeem for cash all or a portion of the 2019 Notes. The redemption price will equal 100% of the principal amount of the 2019 Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Upon the occurrence of certain circumstances, holders may convert their 2019 Notes prior to the close of business on the business day immediately preceding May 15, 2019. On or after May 15, 2019, until the close of business on the second trading day immediately preceding August 15, 2019, holders may surrender their 2019 Notes for conversion at any time. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate of 188.2353 shares of common stock per $1,000 principal amount of the 2019 Notes is equivalent to a conversion price of approximately $5.31 per share of common stock and is subject to adjustment in connection with certain events. If a “Fundamental Change” (as defined in the indenture governing the 2019 Notes) occurs, holders of the 2019 Notes may require us to purchase for cash all or any portion of their 2019 Notes at a purchase price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change purchase date. In addition, if certain bankruptcy and insolvency-related events of defaults occur, the principal of, and accrued and unpaid interest on, all of the then outstanding notes shall automatically become due and payable. If an event of default other than certain bankruptcy and insolvency-related events of defaults occurs and is continuing, the Trustee by notice to us or the holders of at least 25% in principal amount of the outstanding 2019 Notes by notice to us and the Trustee, may declare the principal of, and accrued and unpaid interest on, all of the then outstanding 2019 Notes to be due and payable.
In connection with the convertible debt offering, $36.5 million of the proceeds were deposited into an escrow account which contains an amount of permitted securities sufficient to fund, when due, the total aggregate amount of the first six scheduled semi-annual interest payments on the 2019 Notes. The amount held in the escrow account is classified on our Consolidated Balance Sheets as Short-term restricted cash and investments and Restricted cash and investments of $12.2 million and $24.3 million, respectively, as of December 31, 2012. We have pledged our interest in the escrow account to the Trustee as security for our obligations under the 2019 Notes.
Deerfield Facility
On June 2, 2010, we entered into a note purchase agreement with Deerfield pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million initial principal amount of our secured convertible notes due June 2015 for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. On August 6, 2012, the parties amended the note purchase agreement to permit the issuance of the 2019 Notes and modify certain optional prepayment rights. The amendment became effective upon the issuance of the 2019 Notes and the payment to Deerfield of a $1.5 million consent fee. The outstanding principal amount of the Deerfield Notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. In January 2013, we made a mandatory prepayment of $10.0 million on the Deerfield Notes. We will be required to make additional mandatory prepayments on the Deerfield Notes on an annual basis in 2014 and 2015 equal to 15% of specified payments from our collaborative arrangements received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million. There is a required minimum prepayment amount of $10.0 million due in January 2014. There is no minimum prepayment due in 2015. We may also prepay all or a portion (not less than $5.0 million) of the principal amount of the Deerfield Notes at an optional prepayment price based on a discounted principal amount (during the first three years of the term, subject to a prepayment premium) determined as of the date of prepayment, plus accrued and unpaid interest, plus in the case of a prepayment of the full principal amount of the Deerfield Notes (other than prepayments upon the occurrence of specified transactions relating to a change of control or a substantial sale of assets), all accrued interest that would have accrued between the date of such prepayment and the next anniversary of the note purchase agreement. Pursuant to the amendment of the note purchase agreement, any optional prepayment of the Deerfield Notes made on or prior to July 2, 2013 will be determined as if such prepayment occurred as of July 3, 2013. In lieu of making any optional or mandatory prepayment in cash, subject to certain limitations (including a cap on the number of shares issuable under the note purchase agreement), we have the right to convert all or a portion of the principal amount of the Deerfield Notes into, or satisfy all or any portion of the optional prepayment amounts or mandatory prepayment amounts (other than the $10.0 million mandatory prepayment required in January 2014 and any optional prepayments made prior to July 3, 2013) with shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the Deerfield Notes in cash, subject to certain limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. Upon certain changes of control of our company, a sale or transfer of assets in one transaction or a series of related transactions for a purchase price of more than $400 million or a sale or transfer of more than 50% of our assets, Deerfield may require us to prepay the notes at the optional prepayment price, plus accrued and unpaid interest and any other accrued and reimbursable expenses, or the Put Price. Upon an event of default, Deerfield may declare all or a portion of the Put Price to be immediately due and payable.
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
Loan Agreement with Silicon Valley Bank
On May 22, 2002, we entered into a loan and security agreement with Silicon Valley Bank for an equipment line of credit. On December 21, 2004, December 21, 2006 and December 21, 2007, we amended the loan and security agreement to provide for additional equipment lines of credit and on June 2, 2010, we further amended the loan and security agreement to provide for a new seven-year term loan in the amount of $80.0 million. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We are required to repay any advances under an equipment line of credit in 48 equal monthly payments of principal and interest. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. We have the option to prepay without penalty any advance under an equipment line of credit other than advances under a single equipment line of credit, which has a 1.0% prepayment penalty, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment. In accordance with the terms of the loan and security agreement, we are required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement on deposit in one or more investment accounts with Silicon Valley Bank and certain other designated financial institutions as support for our obligations under the loan and security agreement (although we are entitled to retain income earned or the amounts maintained in such accounts). Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.0%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement.
Restructurings
We implemented restructurings in March 2010 and December 2010 as a consequence of our decision to focus our proprietary resources and development efforts on the development and commercialization of cabozantinib. We implemented additional restructurings in March 2011 and May 2012, which, together with the 2010 restructurings, we refer to as the Restructurings. The aggregate reduction in headcount from the Restructurings is 422 employees.
During the three years ended December 31, 2012, we recorded aggregate restructuring charges of $52.1 million in connection with the Restructurings, of which $21.2 million related to termination benefits, $28.6 million related to facility charges, $2.2 million net related to the impairment of excess equipment and other assets, and a minor amount of legal and other fees. Asset impairment charges were partially offset by cash proceeds of $2.6 million from the sale of such assets.
Our March 2010 restructuring charge was primarily related to termination benefits and facility related charges resulting from the closure of our facility in San Diego, California, and one of our South San Francisco facilities, which took into consideration a sublease that commenced in September 2010. The December 2010 restructuring charge was primarily related to termination benefits resulting from additional reductions in our workforce. Our 2011 restructuring charge was primarily facility-related charges that relate to portions of two additional buildings in South San Francisco and took into consideration our entry into two sublease agreements the majority of one of these buildings in July 2011 as well as charges relating to the short-term exit of the second floor of another building in December 2011. The 2012 restructuring charge was primarily related to termination benefits in May 2012 and the December 2012 determination to extend disuse of most of the remaining space in one building for the remainder of the lease term.
We expect to pay accrued facility charges of $19.2 million, net of cash received from our subtenants, through 2017, or the end of our lease terms of the buildings. With respect to our Restructurings, we expect to incur additional restructuring charges of $3.2 million relating to certain of our South San Francisco facilities that we have planned to exit at a future date and which remained in use as of December 31, 2012. These charges will be recorded through the end of the building lease terms, the latest of which ends in 2017.
During the three years ended December 31, 2012, the Restructurings resulted in aggregate cash expenditures of $28.7 million, net of $2.6 million in cash received in connection with the sale of excess equipment and other assets. Net cash expenditures for the Restructurings were $5.3 million, $9.3 million, and $14.1 million during the years ended December 31, 2012, 2011 and 2010, respectively.
The restructuring charges that we expect to incur in connection with the Restructurings are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the Restructurings.
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
Revenue Recognition
Historically, our revenues were derived from three primary sources: license fees, milestone payments and collaborative agreement reimbursements.
Revenues from license fees and milestone payments primarily consist of upfront license fees and milestone payments received under various collaboration agreements. We initially recognize upfront fees received from third party collaborators as unearned revenues and then recognize these amounts on a ratable basis over the expected term of the research collaboration. Therefore, any changes in the expected term of the research collaboration will impact revenue recognition for the given period. Often, the total research term is not contractually defined and an estimate of the term of our total obligation must be made. For example, under the 2008 Agreement with Bristol-Myers Squibb, we originally estimated our term to be through August 2013, which was the estimated term of our performance obligations for XL281. We estimated that this would be the period over which we would be obligated to perform services and therefore the appropriate term with which to ratably recognize any license fees. During the fourth quarter of 2010, this estimate was extended to April 2014 as a result of the decision with Bristol-Myers Squibb to complete additional phase 1 trial programs for XL281. On July 8, 2011, we received written notification from Bristol-Myers Squibb of its decision to terminate the 2008 Agreement in its entirety. As a result of the termination of the 2008 Agreement, the estimated research term was revised to end on October 8, 2011. Accordingly, we accelerated the remaining deferred revenue balance through the revised end of the research term and recognized $109.9 million in revenue during the third quarter ended September 30, 2011 and the remaining $10.4 million in revenue during the fourth quarter ended December 31, 2011. License fees are classified as license revenues in our Consolidated Statements of Operations.
Although milestone payments are generally non-refundable once the milestone is achieved, we recognize milestone revenues on a straight-line basis over the expected research term of the arrangement. This typically results in a portion of a milestone being recognized on the date the milestone is achieved, with the balance being recognized over the remaining research term of the agreement. In certain situations, we may receive milestone payments after the end of our period of continued involvement. In such circumstances, we would recognize 100% of the milestone revenues when the milestone is achieved. Milestones are classified as contract revenues in our Consolidated Statements of Operations.
Collaborative agreement reimbursement revenues consist of research and development support received from collaborators and are recorded as earned based on the performance requirements by both parties under the respective contracts. Under the 2008 Agreement with Bristol-Myers Squibb and prior to its termination by Bristol-Myers Squibb in 2010 as to cabozantinib, both parties were actively involved with compound development and certain research and development expenses were partially reimbursable to us. On an annual basis, amounts owed by Bristol-Myers Squibb to us, net of amounts reimbursable to Bristol-Myers Squibb by us for the development of cabozantinib and XL281, were recorded as collaboration reimbursement revenues. Conversely, research and development expenses would include the net settlement of amounts we owed Bristol-Myers Squibb for research and development expenses that Bristol-Myers Squibb incurred in connection with the development of cabozantinib, less amounts reimbursable to us by Bristol-Myers Squibb for the development of both cabozantinib and XL281. In annual periods when net research and development funding payments were payable to Bristol-Myers Squibb, these payments were presented as collaboration cost-sharing expenses. Reimbursements under co-development agreements were classified as collaboration reimbursement revenues, while reimbursements under other arrangements were classified as contract revenues in our Consolidated Statements of Operations.
As a result of the termination of the 2008 Agreement with Bristol-Myers Squibb, which became effective on October 8, 2011, reimbursement payments were presented as collaboration reimbursement revenues for the period ended December 31, 2011. We did not record any further collaboration cost-sharing expense or collaboration reimbursement revenues under our current collaborations during 2012. See "Note 2 - Research and Collaboration Agreements" of the Notes to Consolidated Financial Statements for further information on our 2008 Agreement with Bristol-Myers Squibb.
Some of our research and licensing arrangements have multiple deliverables in order to meet our customer’s needs. For example, the arrangements may include a combination of intellectual property rights and research and development services. Multiple element revenue agreements are evaluated to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria are treated as one unit of accounting for purposes of revenue recognition. Generally, the revenue recognition guidance applicable to the final deliverable is followed for the combined unit of accounting. For certain arrangements, the period of time over which certain deliverables will be provided is not contractually defined. Accordingly, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, in 2011, under our 2009 collaboration agreement with Sanofi for the discovery of inhibitors of phosphoinositide-3 kinase, we accelerated $53.1 million in previously deferred revenue as a result of the termination of this agreement on December 22, 2011 instead of the previously estimated research term end date of July 2013.
Clinical Trial Accruals
All of our clinical trials have been executed with support from third-party contract research organizations, or CROs, and other vendors. We accrue costs for clinical trial activities performed by CROs based upon the estimated amount of work completed on each trial. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites, and the duration for which the patients will be enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms. We base our estimates on the best information available at the time. However, additional information may become available to us, which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period first known. For example, during the years ended December 31, 2012, 2011 and 2010, we recorded a reduction related to prior periods of approximately $2.7 million, $1.6 million and $0.9 million, respectively, to our accrued clinical trial liabilities and research and development expenses primarily related to our phase 2 and phase 3 clinical trials for cabozantinib. The reductions in these expenses were a result of changes in estimates of planned patient visits and additional assessments that will no longer occur or which were subsequently covered by our patients' insurance providers, as well as a reduction of our expected obligation in 2012 for lab services.
Restructuring Liability
In connection with our 2012, 2011 and 2010 restructuring activities, we estimate facility-related restructuring charges which represent the present value of the estimated facility costs for which we would obtain no future economic benefit offset by estimated future sublease income, including any credit or debit relating to existing deferred rent balances associated with the vacated building.
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
In addition, in connection with our sublease efforts for our buildings in South San Francisco, if we vacate and sublease these facilities for rates that are not significantly in excess of our costs, we would not likely recover the carrying value of certain assets associated with these facilities. As such, we could potentially recognize additional asset impairment charges, in future periods, if we were to sublease parts of either of these buildings.
If the actual amounts differ from our estimates, the amount of restructuring charges could be materially impacted. See "Note 4 - Restructurings" of the Notes to Consolidated Financial Statements for a further discussion on our Restructurings.
Stock Option Valuation
Our estimate of compensation expense requires us to determine the appropriate fair value model and a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures and related tax effects. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. In addition, we are required to estimate the expected forfeiture rate, including assessing the likelihood of achieving our goals for performance-based stock options, and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data show that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, companies are required to estimate the expected term of the option for input to an option-pricing model. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to value stock based awards granted in future periods. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. As of December 31, 2012, $14.7 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.97 years and $6.0 million of total unrecognized compensation expense relating to restricted stock units was expected to be recognized over 2.92 years. See "Note 10 - Employee Benefit Plans" of the Notes to Consolidated Financial Statements for a further discussion on stock-based compensation.
Valuation of Debt and Equity Instruments issued in Connection with August 2012 Offering
The 2019 Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Under ASC Subtopic 470-20, issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The effective interest rate used in determining the liability component of the 2019 Notes was 10.09%. See "Note 7 - Debt" of the Note to Consolidated Financial Statements for further information regarding the 2019 Notes.
Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31. Fiscal year 2010, a 52-week year, ended on December 31, 2010, fiscal year 2011, a 52-week year, ended on December 30, 2011, and fiscal year 2012, a 52-week year, ended on December 28, 2012. For convenience, references in this report as of and for the fiscal years ended, December 31, 2010, December 30, 2011 and December 28, 2012 are indicated on a calendar year basis, ended December 31, 2010, 2011 and 2012, respectively.

Results of Operations – Comparison of Years Ended December 31, 2012, 2011, and 2010
Revenues
Total revenues by category were as follows (dollars in millions):

	Year Ended December 31,
	2012	2011	2010
Contract revenues:
Milestones	$20.7	$15.5	$18.4
Research and development funding	—	15.6	42.8
Other contract revenue	—	10.2	—
License revenues (1)	26.7	245.5	96.4
Collaboration reimbursements	—	2.8	27.4
Total revenues	$47.4	$289.6	$185.0
Dollar change	$(242.2)	$104.6	$33.2
Percentage change	(84)%	57%	22%
____________________

(1)	Includes amortization of upfront payments.
Total revenues by customer were as follows (dollars in millions):

	Year Ended December 31,
	2012	2011	2010
Bristol-Myers Squibb	$31.2	$171.7	$91.9
Merck	10.7	1.3	—
Daiichi Sankyo	5.5	—	5.0
Sanofi	—	113.9	77.6
Genentech	—	2.0	7.0
Boehringer Ingelheim	—	0.7	3.5
Total revenues	$47.4	$289.6	$185.0
Dollar change	$(242.2)	$104.6	$33.2
Percentage change	(84)%	57%	22%
The decrease in revenues from 2011 to 2012 was primarily due to the acceleration of revenues under two collaboration agreements in 2011, resulting in an abnormally large amount of license revenue in 2011 and the loss of any license revenues under those agreements in 2012.  These accelerations consisted of the October 2011 acceleration of $99.1 million of license revenue as a result of the termination of our 2008 Agreement with Bristol Myers-Squibb for XL281, the December 2011 acceleration of $53.1 million in license revenue and a $15.3 million one-time termination fee accrued in December 2011 as a result of the termination in of our 2009 collaboration with Sanofi for the discovery of inhibitors of PI3K. Further contributing to the decrease was a $6.8 million transfer fee received and recognized in 2011 in connection with the transfer in April 2011 of substantially all development activities pertaining to XL147 and XL765 to Sanofi under our 2009 license agreement for these compounds. These decreases in revenues were partially offset by a milestone payment of $5.5 million received from Daiichi Sankyo in August 2012 related to our collaboration agreement for XL550 and $10.7 million in revenue recognized in 2012 under our December 2011 agreement with Merck for our PI3K-delta program.
The increase in revenues from 2010 to 2011 was primarily due acceleration of revenues under two collaboration agreements in 2011, resulting in an abnormally large amount of license revenue in 2011 described above. These increases were partially offset by a decline in collaboration reimbursement revenue and research funding related to the termination of our 2008 Agreement with Bristol-Myers Squibb and the transfer of substantially all development activities pertaining to XL147 and XL765 to Sanofi under our 2009 license agreement for these compounds. Furthermore, there was a decline in milestone revenue relating to the one-time payment received from Genentech of $2.0 million in 2011 under a 2005 collaboration agreement for therapeutics directed against targets in the Notch signaling pathway compared to $7.0 million received from Genentech in 2010 under our 2006 MEK collaboration.

Research and Development Expenses
Total research and development expenses were as follows (dollars in millions):

	Year Ended December 31,
	2012	2011	2010
Research and development expenses	$128.9	$156.8	$210.7
Dollar change	$(27.9)	$(53.9)	$(24.0)
Percentage change	(18)%	(26)%	(10)%
Research and development expenses consist primarily of clinical trial expenses, personnel expenses, general corporate costs, consulting and outside services, stock-based compensation, depreciation and amortization, and laboratory supplies. The decrease in 2012 compared to 2011, resulted primarily from the following:

•
Clinical Trial Costs — Clinical trial expenses, which include services performed by third-party contract research organizations and other vendors, decreased by $17.6 million, or 23%, primarily due to the gradual wind down of our RDT and EXAM, various cabozantinib clinical pharmacology studies that occurred in 2011 in support of our NDA filing for progressive, metastatic MTC, the transfer of XL147 and XL765 to Sanofi in 2011, and the termination of our 2008 agreement with Bristol Myers-Squibb for XL281 in 2011. These decreases were partially offset by an increase in clinical trial activities for our COMET-1 and COMET-2 trials, as well as an increase in chemistry, manufacturing and control, or CMC, expenses associated with commercial launch preparation and increases for various IST trials, resulting in a net decrease for 2012.

•
General Corporate Costs — There was a decrease of $5.0 million, or 18%, in the allocation of general corporate costs (such as facility costs, property taxes and insurance) to research and development, primarily due to the decrease in research personnel related to the Restructurings.

•
Personnel — Personnel expense, which includes salaries, bonuses, and related fringe benefits, recruiting, relocation costs, decreased by $1.7 million, or 6%, primarily due to the reduction in headcount related to the Restructurings.

•
Depreciation and Amortization — Depreciation and amortization expense decreased by $1.5 million, or 40%, primarily as a result of the impairment and disposition of assets related to the Restructurings and the impact of additional assets becoming fully depreciated during 2011 and 2012.

•
Stock-Based Compensation — Stock-based compensation expense decreased by $1.5 million, or 24%, primarily as a result of the reduction in headcount related to the Restructurings and lower fair value of awards granted under our stock option plans.

•	Temporary Personnel — Temporary personnel expense decreased by $1.4 million, or 29%, primarily due to the Restructurings.

•	Lab Supplies — Expenses related to lab supplies decreased by $1.0 million, or 56%, primarily as a result of the Restructurings.

•
Consulting — The above decreases were partially offset by consulting expenses which increased $2.1 million, or 71%, primarily as a result of increased outsourcing of development and clinical trial activities.

The decrease in 2011 compared to 2010, resulted primarily from the following:

•
Personnel – Personnel expense, which includes salaries, bonuses, related fringe benefits, recruiting and relocation costs, decreased by $17.8 million, or 36% primarily due to the reduction in headcount resulting from the Restructurings.

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

•
General Corporate Costs – There was a decrease of $7.8 million, or 22%, in the allocation of general corporate costs (such as facility costs, property taxes and insurance) to research and development, primarily as a result of a decrease in research and development personnel and the exit of facilities in San Diego and South San Francisco as a result of the Restructurings, and the resulting decrease in allocated costs.

•	Laboratory Supplies – Laboratory supplies decreased by $6.6 million, or 78%, primarily due to the decrease in headcount and other cost cutting measures as a result of the Restructurings.

•	Stock-Based Compensation – Stock-based compensation expense decreased by $5.6 million, or 48%, as a result of our reduction in headcount from the Restructurings.
We do not track total research and development expenses separately for each of our research and development programs. We group our research and development expenses into three categories: development, drug discovery and other. Our development group leads the development and implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. Development expenses relate primarily to clinical trial, personnel and general corporate costs. As noted under “--Overview,” we are focusing our proprietary resources and development and commercialization efforts exclusively on COMETRIQ™ (cabozantinib), our wholly-owned inhibitor of multiple receptor tyrosine kinases, and our objective is to build COMETRIQ into a major oncology franchise. We intend to advance cabozantinib through an extensive development program exploring multiple cancer indications, and as a result, we expect nearly all of our future research and development expenses to relate to the clinical development of cabozantinib. Historically, drug discovery was a significant aspect of our business and consisted of the discovery, optimization and characterization of lead compounds for selection of development candidates with the best potential for further evaluation and advancement into clinical development. As a consequence of our focus on cabozantinib, since 2010 we have gradually discontinued all of our drug discovery efforts except for those funded under our ROR collaboration agreement with Bristol-Myers Squibb, and intend to terminate these remaining drug discovery efforts when we complete our obligations under the ROR collaboration agreement. Drug discovery expenses relate primarily to personnel expense, lab supplies and general corporate costs. The other category primarily includes stock-based compensation expense for personnel working in research and development.
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
The expenditures summarized in the following table reflect total research and development expenses by category, including allocations for general and administrative expense (in millions):

	Year Ended December 31,
	2012	2011	2010	Inception to Date (1)
Development	$113.8	$132.3	$142.9	$827.1
Drug discovery	10.5	17.8	54.1	466.9
Other	4.6	6.7	13.7	105.4
Total	$128.9	$156.8	$210.7	$1,399.4
____________________

(1)	Inception is as of January 1, 2006, the date on which we began tracking research and development expenses by category.
While we do not track total research and development expenses separately for each program, beginning in fiscal 2006, we began tracking third party expenditures directly relating to each program as a way of monitoring external costs. Our third party research and development expenditures relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing, and represent only a portion of the costs related to each program. Third party expenditures for programs initiated prior to the beginning of fiscal 2006 have not been tracked from project inception, and therefore these expenditures from the actual inception for most of our programs are not available. We do not accumulate on a program-specific basis internal research and development expenses, such as salaries and personnel expenses, facilities overhead expenses and external costs not directly attributable to a specific project. Nevertheless, we believe that third party expenditures by program provide a reasonable estimate of the percentage of our total research and development expenses that are attributable to each such program. Under our current strategy, we are focusing our proprietary resources and development efforts exclusively on the development and commercialization of cabozantinib. As a result, as of December 31, 2012, substantially all of our external third party research and development expenditures were spent on this program. We expect to continue to incur significant research and development costs for cabozantinib in future periods as we develop the program's application for the treatment of metastatic CRPC. We also expect to expand the cabozantinib development program to other solid tumor indications, based on encouraging interim data that have emerged from our RDT as well as other clinical trials. The expenses for the cabozantinib program were primarily included in the development category of our research and development expenses and exclude the impact of any amounts reimbursed by our partners.
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
We do not have reliable estimates of total costs for a particular drug candidate, or for cabozantinib for a particular indication, to reach the market. Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may involve unanticipated additional clinical trials and may not result in receipt of the necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. In addition, clinical trials of our potential product candidates may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.
General and Administrative Expenses
Total general and administrative expenses were as follows (dollars in millions):

	Year Ended December 31,
	2012	2011	2010
General and administrative expenses	$31.8	$33.1	$33.0
Dollar change	$(1.3)	$0.1	$(1.4)
Percentage change	(4)%	—%	(4)%
General and administrative expenses consist primarily of personnel expenses, facility costs, legal patent costs, consulting and professional expenses including other legal and accounting fees, and employee stock-based compensation expense.
The decrease in general and administrative expenses for 2012, as compared to 2011, was primarily related to decreases in facility costs, legal and accounting fees, employee stock-based compensation expense, and depreciation and amortization. These decreases were partially offset by increases in marketing and commercialization activities in preparation for the commercial launch of COMETRIQ for progressive, metastatic MTC and reduced allocations to research and development as a result of lower headcount.
The increase in general and administrative expenses for 2011 as compared to 2010, was primarily due to a decrease in allocation of general corporate costs to research and development as a result of the reduction in research and development headcount from our Restructurings in 2010 and 2011, as well as an increase in marketing expenses relating to the preparation for the potential commercial launch of cabozantinib. These increases were offset by a decrease in facility, personnel and stock compensation costs relating to our Restructurings in 2010 and 2011.
Restructuring Charge
Total restructuring charge expenses from our Restructurings were as follows (dollars millions):

	Year Ended December 31,
	2012	2011	2010
Restructuring charge	$9.2	$10.1	$32.7
Dollar change	$(0.9)	$(22.6)	$32.7
Percentage change	(9)%	(69)%	Not Meaningful
We implemented two Restructurings in March 2010 and December 2010 as a consequence of our decision to focus our proprietary resources and development efforts on the development and commercialization of cabozantinib. We implemented additional Restructurings in March 2011 and May 2012. The aggregate reduction in headcount from the Restructurings is 422 employees.
Our March 2010 restructuring charge was primarily related to termination benefits and facility related charges resulting from the closure of our facility in San Diego, California, and one of our South San Francisco facilities, which took into consideration a sublease that commenced in September 2010. The December 2010 restructuring charge was primarily related to termination benefits resulting from additional reductions in our workforce. Our 2011 restructuring charge was primarily facility-related charges that relate to portions of two additional buildings in South San Francisco and took into consideration our entry into two sublease agreements for the majority of one of these buildings in July 2011 as well as charges relating to the short-term exit of the second floor of another building in December 2011. The 2012 restructuring charge was primarily related to termination benefits in May 2012 and the December 2012 determination to extend disuse of most of the remaining space in one building for the remainder of the lease term.
Total Other Income (Expense), net
Total other income (expense), net, were as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Interest income and other, net	$2.0	$1.5	$0.1
Interest expense	(27.1)	(16.3)	(9.3)
Gain on sale of businesses	—	2.3	8.2
Total other income (expense), net	$(25.1)	$(12.5)	$(1.0)
Dollar change	$(12.6)	$(11.5)	$17.9
Total other income (expense), net consists primarily of interest income earned on our cash and investments and gains on sales of businesses, offset by interest expense incurred on our debt.
The change in total other income (expense), net for 2012 compared to 2011, was primarily due to the increased interest expense as a result of the August 2012 issuance of the 2019 Notes and the decrease in gain on sale of businesses. Included in interest expense for year ended December 31, 2012 was $15.6 million of non-cash interest expense related to the 2019 Notes and the Deerfield Notes. There were no sales of businesses in 2012 while in 2011 we sold our remaining 19.9% equity interest in Artemis as well as excess XL647 materials.
The change in total other income (expense), net for 2011 compared to 2010, was primarily due to the increased interest expense in 2011 as a result of our entry into a note purchase agreement with Deerfield in June 2010, partially offset by decreases in the gains on sale of businesses; in contrast to the 2011 sales described above, in 2010, we recorded gains relating to the sale of our plant trait business and the sale of our cell factory business.
Income Tax Provision (Benefit)
Income tax provision (benefit) were as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Income tax provision (benefit)	$0.1	$1.3	$(0.1)
Dollar change	$(1.2)	$1.4	$(1.2)
In 2009 and 2010, we recorded an income tax benefit as a result of the enactment of the Housing and Economy Recovery Act of 2008, which was extended through 2009 in connection with the enactment of the American Recovery and Reinvestment Tax Act of 2009. Approximately $0.6 million of the 2011 provision relates to an adjustment of the refund received in 2009 and 2010 under these Acts after we further evaluated the qualified expenses from which the refund calculation was originally based. The remaining amount of $0.7 million relates to a tax deferred revenue adjustment that resulted in a state tax liability due to state net operating loss carryover limitations. No such adjustments were recorded during 2012 or 2010.

Liquidity and Capital Resources
Sources and Uses of Cash
The following table summarizes our cash flow activities for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net (loss) income	$(147,645)	$75,697	$(92,330)
Adjustments to reconcile net (loss) income to net cash used in operating activities	34,087	29,954	33,615
Changes in operating assets and liabilities	(8,638)	(264,884)	(42,333)
Net cash used in operating activities	(122,196)	(159,233)	(101,048)
Net cash used in investing activities	(259,470)	(51,463)	(19,569)
Net cash provided by financing activities	478,428	187,513	131,261
Net increase (decrease) in cash and cash equivalents	96,762	(23,183)	10,644
Cash and cash equivalents at beginning of year	74,257	97,440	86,796
Cash and cash equivalents at end of year	$170,069	$74,257	$97,440
To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators and banks, debt financing arrangements and equipment financing facilities. We have also financed certain of our research and development activities under our agreements with various collaborators. As of December 31, 2012, we had $634.0 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $28.0 million and short- and long-term unrestricted investments of $3.2 million and $83.7 million that we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates pursuant to covenants in our loan and security agreement with Silicon Valley Bank.
Operating Activities
Our operating activities used cash of $123.1 million for the year ended December 31, 2012, compared to cash used of $159.2 million for the year ended December 31, 2011 and cash used of $101.0 million for the year ended December 31, 2010.
Cash used in operating activities for 2012 related primarily to our $169.9 million in operating expenses for the year, less non-cash expenses for stock-based compensation and depreciation and amortization totaling $8.8 million and $5.7 million, respectively. Our operating expenses were largely attributable to the development of cabozantinib. In addition, we paid $6.3 million for our Restructurings during 2012. These uses of cash were partially offset by the receipt of $27.3 million in cash in January 2012 relating to the termination of our 2009 discovery collaboration with Sanofi in December 2011 and the upfront payment received from Merck under our P13K-delta license agreement. As significant portion of our other 2012 revenues were non-cash, which was reflected in the $41.9 million reduction in deferred revenue during the year. Cash paid for interest of $7.0 million was significantly lower than our interest expense of $27.1 million due in large part to accretion of implied interest under the Deerfield Notes and the 2019 Notes. The decrease in cash used for operating activities during 2012 as compared 2011 was primarily due to the decrease in operating expenses during those periods.
Cash used by operating activities for 2011 as compared to 2010 increased $58.2 million primarily due to a decrease in cash received for contract and license revenues, as evidenced by our $244.5 million reduction in deferred revenue balance during 2011. This was due to the acceleration of non-cash revenue recognized as well as a reduction in collaboration reimbursements and research funding received due to the termination of the 2008 Agreement with Bristol-Myers Squibb and our 2009 collaboration agreement with Sanofi. In addition, there was an increase in our receivables balance relating to our collaboration agreements and a reduction in our other accrual balances due to the timing of payments made to vendors. These increases in cash used were partially offset by our reduction in operating expenses from $276.4 million during 2010 to $200.1 million in 2011, and an increase in non-cash accretion of implied interest for our Deerfield Notes and a reduction in cash payments due to our Restructurings.
Cash used by operating activities during 2010 related primarily to our net loss of $92.3 million. The impact of non-cash revenue, reflected in the decrease in deferred revenues of $42.9 million was largely offset by non-cash charges totaling $38.6 million relating to stock-based compensation, depreciation and amortization, accretion of implied interest under our 2010 note purchase agreement with Deerfield, and impairment of assets due to our March and December 2010 Restructurings and the

increase in our liability for our Restructurings totaling $14.3 million. Operating cash flows also excluded the impact of gains recognized in association with our transaction with Agrigenetics for the sale of our plant trait business.
Except for 2011, we have been in a net loss position and our cash used in operating activities has been primarily driven by our net loss. Operating cash flows can differ from our consolidated net loss as a result of differences in the timing of cash receipts and earnings recognition and non-cash charges. Going forward for at least the next several years, we expect to continue to use cash for operating activities as we incur net losses associated with our research and development activities, primarily with respect to manufacturing and development expenses for cabozantinib.
Investing Activities
Our investing activities used cash of $259.5 million for the year ended December 31, 2012, compared to cash used of $51.5 million for the year ended December 31, 2011, and cash used of $19.6 million for 2010.
Cash used by investing activities for the 2012 period was primarily due to the purchase of $533.5 million of investments and a net increase in restricted cash of $36.0 million, primarily in connection with the 2019 Notes. These uses were partially offset by proceeds from the maturity of investments of $310.8 million.
Cash used by investing activities for 2011 was primarily driven by the purchase of $237.2 million in investments partially offset by proceeds received from the maturity of investments of $124.8 million, proceeds from the sale of investments before maturity of $55.2 million and a proceeds of $3.0 million from the sale of our 19.9% equity ownership in Artemis.
Cash used by investing activities for 2010 was primarily driven by the purchase of $167.3 million of investments. These uses of cash were partially offset by proceeds from the maturity of investments of $127.6 million in addition to the sale of investments prior to maturity of $12.8 million and proceeds of $9.0 million associated with our 2007 transaction with Agrigenetics and the sale of our cell factory business in 2010. The proceeds provided by the sale and maturity of our investments were used to fund our operations.
Financing Activities
Our financing activities provided cash of $478.4 million for the year ended December 31, 2012, compared to cash provided of $187.5 million for the year ended December 31, 2011, and cash provided of $131.3 million for 2010.
Cash provided by our financing activities for 2012 was due to the issuance of 12.7 million shares of common stock in February 2012 and 34.5 million shares of common stock in August 2012 for total net proceeds of $203.5 million, as well as the issuance and sale of the 2019 Notes for net proceeds of $277.7 million.
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
Cash provided by our financing activities for 2010 was primarily due to funds received under our loan agreement with Silicon Valley Bank, the sale of secured convertible notes to Deerfield for proceeds of $165.0 million, proceeds from the sale of our common stock under our employee stock purchase plan of $3.1 million and proceeds from employee option exercises of $2.7 million. These cash inflows were partially offset by principal payments on notes payable and bank obligations of $39.6 million.
Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes. Over the next several years, we are required to make certain payments on notes and bank obligations. In 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in the amount of $80.0 million. In addition, we entered into a note purchase agreement with Deerfield pursuant to which we sold to Deerfield an aggregate $124.0 million initial principal amount of our secured convertible notes for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. In August 2012, we incurred $287.5 million of indebtedness through the issuance of the 2019 Notes. See “---Certain Factors Important to Understanding Our Financial Condition and Results of Operations” and "Note 7 - Debt" of the Notes to the Consolidated Financial Statements for additional details on these agreements.
Cash Requirements
We have incurred net losses since inception through the year ended December 31, 2012, with the exception of the fiscal year ended 2011, primarily as a result of the acceleration of revenue recognized under our 2008 Agreement with Bristol-Myers Squibb that terminated in October 2011 and under our 2009 discovery collaboration agreement with Sanofi that terminated in December 2011. We anticipate net losses and negative operating cash flow for the foreseeable future. For the year ended December 31, 2012, we had a net loss of $147.6 million; as of December 31, 2012, we had an accumulated deficit of $1.3 billion. As of December 31, 2012, we had not generated revenues from the sale of COMETRIQ, which was commercially launched for the treatment of progressive, metastatic MTC in the United States in January 2013. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, research funding, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones, our collaborators fail to develop successful products or research funding we receive from collaborators decreases, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ, license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders' equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues through 2010 and for the year ended December 31, 2012, and we expect to spend significant additional amounts to fund the development of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve future profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
We anticipate that our current cash and cash equivalents, short- and long-term investments and funding that we expect to receive from existing collaborators will enable us to maintain our operations for a period of at least 12 months following the end of 2012. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

•	the progress and scope of the development and commercialization activities with respect to COMETRIQ (cabozantinib);

•	repayment of the 2019 Notes;

•	repayment of the Deerfield Notes;

•	repayment of our loan from Silicon Valley Bank;

•	the commercial success of COMETRIQ and the revenues we generate;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds or programs;

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including, in particular, with respect to COMETRIQ) that provide additional capital;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents, short- and long-term investments that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	our obligation to share U.S. marketing and commercialization costs for GDC-0973 (XL518) under our collaboration with Genentech;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost of any acquisitions of or investments in businesses, products and technologies.

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
We may need to obtain additional funding in order to stay in compliance with financial covenants contained in our loan and security agreement with Silicon Valley Bank. The loan and security agreement requires that we maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement at all times in one or more investment accounts with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement. If the balance on our deposit account(s) falls below the required level for more than 10 days, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us. If we are unable to remain in compliance with our financial covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.
We have contractual obligations in the form of debt, loans payable, operating leases, purchase obligations and other long-term liabilities. The following chart details our contractual obligations, including any potential accrued or accreted interest, as of December 31, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 years	More than 5 years
Convertible notes (1)	$411,500	$10,000	$114,000	$—	$287,500
Loans payable (2)	85,260	3,170	2,090	80,000	—
Operating leases (3)	87,875	19,486	40,048	25,535	2,806
Purchase obligations (4)	830	830	—	—	—
Other long-term liabilities	66	—	—	66	—
Total contractual cash obligations	$585,531	$33,486	$156,138	$105,601	$290,306
____________________

(1)
Includes our obligations under the Deerfield Notes and the 2019 Notes. See “---Certain Factors Important to Understanding Our Financial Condition and Results of Operations” and "Note 7 - Debt" of the Notes to Consolidated Financial Statements regarding the terms of the Deerfield Notes and the 2019 Notes.

(2)
Includes our obligations under our loan from Silicon Valley Bank. See “---Certain Factors Important to Understanding Our Financial Condition and Results of Operations” and "Note 7 - Debt" of the Notes to Consolidated Financial Statements regarding the terms of our loan from Silicon Valley Bank.

(3)	The operating lease payments do not include $15.5 million to be received through 2017 in connection with the sublease for two of our South San Francisco buildings.

(4)
At December 31, 2012, we had firm purchase commitments related to manufacturing and maintenance of inventory. These commitments include a portion of our 2013 contractual minimum purchase obligation and our actual purchases are expected to significantly exceed these amounts.

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
Recently Issued Accounting Pronouncements Not Yet Adopted
In July 2012, Accounting Standards Codification Topic 350, Testing Indefinite-Lived Intangible Assets for Impairment was amended to permit a reporting entity to first assess qualitative factors to determine whether it is necessary to perform the annual quantitative impairment test for indefinite-lived intangible assets. This guidance will be effective January 1, 2013. We do not expect the adoption of the amendment to have a material impact on our consolidated financial statements.
Off-Balance Sheet Arrangements
As of December 31, 2012, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. As of December 31, 2012 and 2011, we had cash investments of $634.0 million and $283.7 million, respectively. Our investments are subject to interest rate risk, and our interest income may fluctuate due to changes in U.S. interest rates. We manage market risk through diversification requirements mandated by our investment policy, which limits the amount of our portfolio that can be invested in a single issuer. We limit our credit risk by limiting purchases to high-quality issuers. At December 31, 2012 and 2011, we had debt outstanding of $335.7 million and $181.5 million, respectively. Our payment commitments associated with these debt instruments are primarily fixed and are comprised of interest payments, principal payments, or a combination of both. The fair value of our investments and our debt will fluctuate with movements of interest rates. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of December 31, 2012 and December 31, 2011. For our investments, the estimated effects of hypothetical interest rate changes is obtained from the same third-party pricing sources we use to value our investments. For debt instruments, we determine the estimated effects of hypothetical interest rate changes using the same present value model we use to determine the fair of value of those instruments. As of December 31, 2012 and 2011, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $8.7 million and $7.2 million, respectively.
In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. Most of our foreign expenses incurred were associated with establishing and conducting clinical trials for cabozantinib and various other compounds in our pipeline at sites outside of the United States. Our agreements with the foreign sites that conduct such clinical trials generally provide that payments for the services provided will be calculated in the currency of that country, and converted into U.S. dollars using various exchange rates based upon when services are rendered or the timing of invoices. When the U.S. dollar weakens against foreign currencies, the U.S. dollar value of the foreign-currency denominated expense increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated expense decreases. As of December 31, 2012 and 2011, approximately $1.1 million and $2.8 million, respectively, of our clinical accrual balance was owed in foreign currencies. As of December 31, 2012 and 2011, an adverse change of one percentage point in the in foreign currency exchange rates would have resulted in a net loss of $0.01 million and $0.03 million, respectively. We incurred a net loss of $0.3 million relating to our foreign currency contract that was settled in December 2011. We did not record any gains or losses relating to foreign exchange fluctuations for the fiscal years ended December 31, 2012 or 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EXELIXIS, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Exelixis, Inc.
We have audited the accompanying consolidated balance sheets of Exelixis, Inc. as of December 28, 2012 and December 30, 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit) and cash flows for each of the three fiscal years in the period ended December 28, 2012. These financial statements are the responsibility of Exelixis, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exelixis, Inc. at December 28, 2012 and December 30, 2011, and the consolidated results of its operations, and its cash flows for each of the three fiscal years in the period ended December 28, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Exelixis, Inc.’s internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Redwood City, California
February 21, 2013

EXELIXIS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$170,069	$74,257
Short-term investments	241,371	120,005
Short-term restricted cash and investments	12,246	—
Other receivables	2,751	30,190
Prepaid expenses and other current assets	6,104	4,372
Total current assets	432,541	228,824
Long-term investments	182,311	85,260
Long-term restricted cash and investments	27,964	4,199
Property and equipment, net	6,059	8,506
Goodwill	63,684	63,684
Other assets	8,538	2,789
Total assets	$721,097	$393,262
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,398	$1,957
Accrued clinical trial liabilities	20,560	21,729
Accrued compensation and benefits	10,375	8,423
Other accrued liabilities	11,795	8,943
Current portion of convertible notes	10,000	—
Current portion of loans payable	3,170	4,870
Current portion of restructuring	5,085	4,483
Deferred revenue	16,321	41,920
Total current liabilities	81,704	92,325
Long-term portion of convertible notes	240,476	91,385
Long-term portion of loans payable	82,090	85,260
Long-term portion of restructuring	14,137	9,495
Other long-term liabilities	6,256	7,844
Deferred revenue	—	16,321
Total liabilities	424,663	302,630
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000,000 and 200,000,000 shares authorized at December 31, 2012 and 2011, respectively; issued and outstanding: 183,697,213 and 135,563,735 shares at December 31, 2012 and 2011, respectively	183	135
Additional paid-in capital	1,550,345	1,196,992
Accumulated other comprehensive loss	(92)	(138)
Accumulated deficit	(1,254,002)	(1,106,357)
Total stockholders’ equity	296,434	90,632
Total liabilities and stockholders’ equity	$721,097	$393,262
The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Contract	$20,736	$41,309	$61,271
License	26,714	245,549	96,363
Collaboration reimbursement	—	2,778	27,411
Total revenues	47,450	289,636	185,045
Operating expenses:
Research and development	128,878	156,836	210,678
General and administrative	31,837	33,129	33,020
Restructuring charge	9,171	10,136	32,744
Total operating expenses	169,886	200,101	276,442
(Loss) income from operations	(122,436)	89,535	(91,397)
Other income (expense), net:
Interest income and other, net	1,986	1,462	138
Interest expense	(27,088)	(16,259)	(9,340)
Gain on sale of businesses	—	2,254	8,197
Total other income (expense), net	(25,102)	(12,543)	(1,005)
(Loss) income before income taxes	(147,538)	76,992	(92,402)
Income tax provision (benefit)	107	1,295	(72)
Net (loss) income	$(147,645)	$75,697	$(92,330)
Net (loss) income per share, basic	$(0.92)	$0.60	$(0.85)
Net (loss) income per share, diluted	$(0.92)	$0.58	$(0.85)
Shares used in computing basic (loss) income per share amounts	160,138	126,018	108,522
Shares used in computing diluted (loss) income per share amounts	160,138	130,479	108,522

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net (loss) income	$(147,645)	$75,697	$(92,330)
Other comprehensive income (loss) (1)	46	(150)	(143)
Comprehensive (loss) income	$(147,599)	$75,547	$(92,473)
____________________

(1)	Other comprehensive income (loss) consisted solely of unrealized gains (losses) on available for sale securities for the periods presented.
The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2009	107,918,334	$108	$925,736	$155	$(1,089,724)	$(163,725)
Net loss	—	—	—	—	(92,330)	(92,330)
Other comprehensive loss	—	—	—	(143)	—	(143)
Issuance of common stock under stock plans	1,368,826	1	6,760	—	—	6,761
Stock-based compensation expense	—	—	21,112	—	—	21,112
Balance at December 31, 2010	109,287,160	109	953,608	12	(1,182,054)	(228,325)
Net income	—	—	—	—	75,697	75,697
Other comprehensive loss	—	—	—	(150)	—	(150)
Issuance of common stock under stock plans	3,488,669	3	15,038	—	—	15,041
Sale of shares of common stock	17,250,000	17	179,358	—	—	179,375
Issuance of common stock for settlement of convertible loan	5,537,906	6	36,889	—	—	36,895
Stock-based compensation expense	—	—	12,099	—	—	12,099
Balance at December 31, 2011	135,563,735	135	1,196,992	(138)	(1,106,357)	90,632
Net loss	—	—	—	—	(147,645)	(147,645)
Other comprehensive income	—	—	—	46	—	46
Issuance of common stock under stock plans	983,478	1	2,821	—	—	2,822
Sale of shares of common stock	47,150,000	47	203,914	—	—	203,961
Equity component of convertible debt issued, net	—	—	137,785	—	—	137,785
Stock-based compensation expense	—	—	8,833	—	—	8,833
Balance at December 31, 2012	183,697,213	$183	$1,550,345	$(92)	$(1,254,002)	$296,434
The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(147,645)	$75,697	$(92,330)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,717	6,822	10,543
Stock-based compensation expense	8,833	12,099	21,112
Restructuring (credit) charge for property and equipment	(204)	497	3,327
Accretion of debt discount	14,752	7,989	3,596
Net gain on sale of property and equipment	(950)	—	—
Gain on sale of businesses	—	(2,254)	(8,197)
Other	4,989	4,801	3,234
Changes in assets and liabilities:
Other receivables	27,038	(24,294)	5,968
Prepaid expenses and other current assets	(1,764)	10,553	(66)
Other assets	(1,966)	405	(1,807)
Accounts payable and other accrued liabilities	6,318	(5,555)	(9,444)
Restructuring liability	5,244	(303)	14,281
Other long-term liabilities	(1,588)	(1,162)	(8,320)
Deferred revenue	(41,920)	(244,528)	(42,945)
Net cash used in operating activities	(123,146)	(159,233)	(101,048)
Cash flows from investing activities:
Purchases of property and equipment	(2,717)	(991)	(1,811)
Proceeds from sale of property and equipment	1,943	1,526	165
Proceeds from sale of businesses	—	3,010	9,000
Proceeds from maturities of restricted cash and investments	5,499	8,099	8,144
Purchase of restricted cash and investments	(41,485)	(5,899)	(8,099)
Proceeds from sale of investments	—	55,205	12,780
Proceeds from maturities of investments	310,765	124,800	127,569
Purchases of investments	(533,475)	(237,213)	(167,317)
Net cash used in investing activities	(259,470)	(51,463)	(19,569)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	203,479	179,375	—
Proceeds from exercise of stock options and warrants	929	12,436	2,684
Proceeds from employee stock purchase plan	1,217	1,734	3,132
Proceeds from debt issuance, net	277,673	2,589	165,008
Principal payments on debt	(4,870)	(8,621)	(39,563)
Net cash provided by financing activities	478,428	187,513	131,261
Net increase (decrease) in cash and cash equivalents	95,812	(23,183)	10,644
Cash and cash equivalents at beginning of year	74,257	97,440	86,796
Cash and cash equivalents at end of year	$170,069	$74,257	$97,440
Supplemental cash flow disclosure:
Cash paid for interest	$6,982	$6,835	$11,059
Cash paid for taxes	$1,118	$—	$—
Non-cash financing activity:
Issuance of common stock for settlement of convertible loan, including accrued interest	$—	$36,895	$—
The accompanying notes are an integral part of these consolidated financial statements

EXELIXIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biotechnology company committed to developing small molecule therapies for the treatment of cancer. We are focusing our proprietary resources and development and commercialization efforts exclusively on COMETRIQ™ (cabozantinib), our wholly-owned inhibitor of multiple receptor tyrosine kinases. On November 29, 2012, the U.S. Food and Drug Administration approved COMETRIQ for the treatment of progressive, metastatic medullary thyroid cancer ("MTC"), in the United States. COMETRIQ is being evaluated in a variety of other cancer indications through a broad development program, including two ongoing phase 3 pivotal trials in metastatic castration-resistant prostate cancer ("CRPC") and two additional phase 3 pivotal trials in metastatic hepatocellular cancer and metastatic renal cell cancer that we plan to initiate in 2013. We believe COMETRIQ has the potential to be a high-quality, broadly-active and differentiated anti-cancer agent that can make a meaningful difference in the lives of patients. Our objective is to develop COMETRIQ into a major oncology franchise, and we believe that the approval of COMETRIQ for the treatment of progressive, metastatic MTC provides us with the opportunity to establish a commercial presence in furtherance of this objective.
We have also established a portfolio of other novel compounds that we believe have the potential to address serious unmet medical needs. Many of these compounds are being advanced by partners as part of collaborations, at no cost to us but with significant retained economics to Exelixis in the event these compounds are commercialized. As disclosed on ClinicalTrials.gov (NCT01689519), a phase 3 clinical trial for one of these compounds, GDC-0973 (XL518), which we out-licensed to Genentech, Inc. (a wholly-owned member of the Roche Group) ("Genentech"), was initiated on November 1, 2012.
Basis of Consolidation
The consolidated financial statements include the accounts of Exelixis and those of our wholly-owned subsidiary. All intercompany balances and transactions have been eliminated.
Basis of Presentation
We have adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31. Fiscal year 2010, a 52-week year, ended on December 31, 2010, fiscal year 2011, a 52-week year, ended on December 30, 2011, and fiscal year 2012, a 52-week year, ended on December 28, 2012. For convenience, references in this report as of and for the fiscal years ended, December 31, 2010, December 30, 2011 and December 28, 2012 are indicated on a calendar year basis, ended December 31, 2010, 2011 and 2012, respectively.
Segment Information
We operate in one business segment. We have operations solely in the United States, while some of our collaboration partners have headquarters outside of the United States and certain of our clinical trials for cabozantinib are conducted outside of the United States. In fiscal years 2012, 2011 and 2010, 100% of our revenues were earned in the United States and all of our long-lived assets were located in the United States.
Use of Estimates
The preparation of the consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, long-lived assets, certain accrued liabilities, share-based compensation and the valuation of the debt and equity components of our convertible debt at issuance. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Cash and Investments
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in high-grade, short-term money market funds, commercial paper and municipal securities, which are subject to minimal credit and market risk.

We have designated all investments as available-for-sale and therefore, such investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in interest and other income, net.
Historically, all investments were viewed as available for use in current operations. Therefore, as of December 31, 2011 we classified certain investments as short-term investments even though their stated maturity dates may have been one year or more beyond the balance sheet date. As of December 31, 2012, due to the increase in our cash balances as a result of the financing activities we completed in February 2012 and in August 2012, we no longer require investments with original maturities in excess of 12 months for use in current operations, and have accordingly classified those investments that mature in more than 12 months as Long-term investments on our Consolidated Balance Sheets. As of December 31, 2012 and 2011, all investments that collateralize loan balances with terms that extend 12 months or longer were classified as Long-term investments even if the investment's remaining term to maturity was one year or less; they are not restricted to withdrawal.
All of our investments are subject to a quarterly impairment review. We recognize an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, our intent to sell the security and whether or not we will be required to sell the security before the recovery of its amortized cost. During the years ended December 31, 2012, 2011, and 2010, we did not record any significant other-than-temporary impairment charges on its available-for-sale securities.
Foreign Currency Forward Contract
We have entered into foreign currency forward contracts to reduce our net exposure to Eurodollar currency fluctuations. In March 2010, we entered into a new foreign contract for a notional amount of $7.0 million that expired in December 2011. In December 2011, we received the $7.0 million from the French taxing authority relating to our 2009 Sanofi collaboration agreement and as a result, we settled all outstanding contracts for a net loss of $0.3 million and cash receipt of $6.7 million. The net unrealized loss on our foreign currency forward contracts, none of which were designated as a hedge, were recorded in our Consolidated Statements of Operations as Interest income and other, net. There were no foreign currency forward contracts outstanding as of December 31, 2012, December 31, 2011 or at any time during 2012.
Fair Value Measurements
We disclose the fair value of financial instruments for assets and liabilities for which the value is practicable to estimate. Fair value reflects the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).
For those financial instruments which are measured and recorded at fair value on a recurring basis, we also provide fair value hierarchy information in these Notes to Consolidated Financial Statements. We currently exclude cash, but include investments classified as cash equivalents in this presentation; such investments are carried at fair value. Previously, we included cash in the presentation of fair value hierarchy information. Prior periods have been updated to reflect current presentation.
Inventory
We consider regulatory approval of product candidates to be uncertain and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized as inventory but are expensed as research and development costs. When regulatory approval is obtained, we begin capitalization of inventory. We received regulatory approval for our first product, COMETRIQ, on November 29, 2012. As of December 31, 2012, our recorded inventory balance was $0 as we did not incur any costs that would be recorded as inventory subsequent to the receipt of regulatory approval.
Once we begin capitalization of inventory, it is valued at the lower of cost or net realizable value. We determine the cost of inventory using the standard-cost method, which approximates actual cost based on a first-in, first-out method. We analyze our inventory levels quarterly and write down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are recognized as cost of sales in the Consolidated Statements of Operations.

Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Equipment and furniture	5 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of lease life or 7 years
Repairs and maintenance costs are charged to expense as incurred.
Goodwill
Goodwill amounts have been recorded as the excess purchase price over tangible assets, liabilities and intangible assets acquired based on their estimated fair value, by applying the purchase method. Goodwill is not subject to amortization. We evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. When evaluating goodwill for impairment we must determine the reporting units that exist within Exelixis. We have determined that we have one reporting unit as is consistent with our sole operating segment as of December 31, 2012 and 2011.
Long-Lived Assets
Long-lived assets include property and equipment and identified intangible assets. The carrying value of our long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.
See "Note 4 - Restructurings" for further information on write-downs of property and equipment resulting from our Restructurings.
Revenue Recognition
License, research commitment and other non-refundable payments received in connection with research collaboration agreements are deferred and recognized on a straight-line basis over the period of continuing involvement, generally the research term specified in the agreement. Contract research revenues are recognized as services are performed pursuant to the terms of the agreements. Any amounts received in advance of performance are recorded as deferred revenue. Payments are not refundable if research is not successful. License fees are classified as license revenues in our Consolidated Statements of Operations.
We enter into corporate collaborations under which we may obtain upfront license fees, research funding, and contingent milestone payments and royalties. Our deliverables under these arrangements typically consist of intellectual property rights and research and development services. We evaluate whether the delivered elements under these arrangements have value to our collaboration partner on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered item exists. If we determine that multiple deliverables exist, the consideration is allocated to one or more units of accounting based upon the selling price of each deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a combined unit of accounting, non-refundable upfront fees and milestones are recognized in a manner consistent with the final deliverable, which is generally ratably over the period of the research and development obligation.
Milestone payments are non-refundable and recognized as revenues over the period of the research arrangement. This typically results in a portion of the milestone being recognized at the date the milestone is achieved, which portion is equal to the applicable percentage of the research term that has elapsed at the date the milestone is achieved, and the balance being recognized over the remaining research term of the agreement. In certain situations, we may receive milestone payments after the end of our period of continued involvement. In such circumstances, we would recognize 100% of the milestone revenues when the milestone is achieved. Milestones payments, when recognized as revenue, are classified as contract revenues in our Consolidated Statements of Operations.
Collaborative agreement reimbursement revenues or collaboration cost-sharing expenses are recorded as earned or owed based on the performance requirements by both parties under the respective contracts. For arrangements in which we and our collaborative partner are active participants in the agreement and for which both parties are exposed to significant risks and rewards depending on the commercial success of the activity, we present payments between the parties on a net basis. On an annual basis, to the extent that net research and development funding payments are received, we will record the net cash inflow as revenue. In annual periods when the net research and development funding payments result in a payable, these amounts are presented as collaboration cost-sharing expense. Agreement reimbursements are classified as either contract revenues or collaboration reimbursement in our Consolidated Statements of Operations, depending on the terms of the agreement.
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
Substantial portions of our preclinical studies and all of our clinical trials have been executed with support from by third-party contract research organizations (“CROs”) and other vendors. We accrue expenses for preclinical studies performed by our vendors based on certain estimates over the term of the service period and adjust our estimates as required. We accrue expenses for clinical trial activities performed by CROs based upon the estimated amount of work completed on each trial. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites, and the duration for which the patients will be enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms. We base our estimates on the best information available at the time. However, additional information may become available to us which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period first known. For example, during the years ended December 31, 2012, 2011 and 2010, we recorded a reduction related to prior periods of approximately $2.7 million, $1.6 million and $0.9 million, respectively, to our accrued clinical trial liabilities and research and development expenses primarily related to our phase 2 and phase 3 clinical trials for cabozantinib.
Net (Loss) Income Per Share
Basic net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share gives effect to potential incremental common shares issuable upon the exercise of stock options and warrants, and shares issuable pursuant to restricted stock units (“RSUs”) (calculated based on the treasury stock method), and upon conversion of our convertible debt (calculated using an as-if-converted method) as long as such shares are not anti-dilutive.
Foreign Currency Translation and Remeasurement
Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured using exchange rates in effect at the end of the period and related gains or losses are recorded in interest income and other, net. Gains and losses on the remeasurement of monetary assets and liabilities were not material for any of the periods presented. We do not have any nonmonetary assets or liabilities denominated in currencies other than the U.S. dollar.
Stock-Based Compensation
Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated using the Black-Scholes option pricing model. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. We estimate the term using historical data and peer data. We recognize compensation expense on a straight-line basis over the requisite service period. Compensation expense relating to awards subject to performance conditions is recognized if it is probable that the performance goals will be achieved. The probability of achievement is assessed on a quarterly basis. The total number of awards expected to vest is adjusted for estimated forfeitures. We have elected to use the simplified method to calculate the beginning pool of excess tax benefits.
We have employee and director stock option plans that are more fully described in Note 10.

Need to Raise Additional Capital
We have incurred net losses since inception through the year ended December 31, 2012, with the exception of the fiscal year ended December 31, 2011. In 2011, we had net income primarily as a result of the acceleration of revenue recognized under our 2008 collaboration agreement with Bristol-Myers Squibb Company ("Bristol-Myers Squibb") that terminated in October 2011 and under our 2009 discovery collaboration agreement with Sanofi that terminated in December 2011. We anticipate net losses and negative operating cash flow for the foreseeable future. For the year ended December 31, 2012, we had a net loss of $147.6 million; as of December 31, 2012, we had an accumulated deficit of $1.3 billion. As of December 31, 2012, we had not generated revenues from the sale of COMETRIQ, which was commercially launched for the treatment of progressive, metastatic MTC in the United States in January 2013. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, research funding, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones, our collaborators fail to develop successful products or research funding we receive from collaborators decreases, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ for progressive, metastatic MTC, license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders' equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues for each year other than 2011, and we expect to spend significant additional amounts to fund the continued development of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve future profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
Recently Adopted Accounting Pronouncements
In December 2011, Accounting Standards Codification ("ASC") Topic 350, Testing Goodwill for Impairment was amended to allow the option of performing a qualitative assessment in evaluating goodwill for impairment. We adopted this guidance beginning January 1, 2012, and it did not have a material effect on our consolidated financial statements.
In May 2011, ASC Topic 820, Fair Value Measurement was amended to converge U.S. and international accounting standards and provide more detailed disclosure. We adopted this guidance beginning January 1, 2012 and added additional disclosure as required. The amendment did not have a material effect on our consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In July 2012, ASC Topic 350, Testing Indefinite-Lived Intangible Assets for Impairment was amended to permit a reporting entity to first assess qualitative factors to determine whether it is necessary to perform the annual quantitative impairment test for indefinite-lived intangible assets. This guidance will be effective January 1, 2013. We do not expect the adoption of the amendment to have a material impact on our consolidated financial statements.
NOTE 2. RESEARCH AND COLLABORATION AGREEMENTS
Genentech
In December 2006, we entered into a worldwide co-development agreement with Genentech for the development and commercialization of GDC-0973 (XL518). GDC-0973 (XL518) is a potent, highly selective inhibitor of MEK, a serine/threonine kinase that is a component of the RAS/RAF/MEK/ERK pathway. This pathway mediates signaling downstream of growth factor receptors, and is prominently activated in a wide variety of human tumors. In preclinical studies, oral dosing of GDC-0973 (XL518) resulted in potent and sustained inhibition of MEK in RAS- or BRAF-mutant tumor models. Exelixis discovered GDC-0973 (XL518) internally and advanced the compound to investigational new drug ("IND"), status.
Genentech paid upfront and milestone payments of $25.0 million in December 2006 and $15.0 million in January 2007 upon signing of the co-development agreement and with the submission of the IND for GDC-0973 (XL518). Under the terms of the agreement, we were responsible for developing GDC-0973 (XL518) through the end of a phase 1 clinical trial, and Genentech had the option to co-develop GDC-0973 (XL518), which Genentech could exercise after receipt of certain phase 1 data from us. In March 2008, Genentech exercised its option, triggering a payment to us of $3.0 million, which we received in April 2008. We were responsible for the phase 1 clinical trial until the point that a maximum tolerated dose ("MTD"), was determined. After MTD was achieved, we granted to Genentech an exclusive worldwide revenue-bearing license to GDC-0973 (XL518) in March 2009, at which point Genentech became responsible for completing the phase 1 clinical trial and subsequent clinical development. We received an additional $7.0 million milestone payment in March 2010.
Preliminary results from BRIM7, an ongoing phase 1b dose escalation study conducted by Roche and Genentech of the BRAF inhibitor ("BRAFi") vemurafenib in combination with GDC-0973 (XL518) in patients with locally advanced/unresectable or metastatic melanoma carrying a BRAFV600 mutation were presented at the European Society of Medical Oncologists Annual Meeting in September 2012. As disclosed on ClinicalTrials.gov (NCT01689519), a multicenter, randomized, double-blind, placebo-controlled phase 3 clinical trial evaluating the combination of vemurafenib with GDC-0973 (XL518) versus vemurafenib in previously untreated BRAFV600 mutation positive patients with unresectable locally advanced or metastatic melanoma was initiated on November 1, 2012. On January 14, 2013, we received notice from Genentech that the first patient was dosed in this phase 3 pivotal trial.
Under the terms of our agreement with Genentech, we are entitled to an initial equal share of U.S. profits and losses for GDC-0973 (XL518), which will decrease as sales increase, and will share equally in the U.S. marketing and commercialization costs. The profit share has multiple tiers--we are entitled to 50% of profits from the first $200 million of U.S. actual sales, decreasing to 30% of profits from U.S. actual sales in excess of $400 million. We are entitled to low double-digit royalties on ex-U.S. net sales. We also have the option to co-promote in the United States. The co-promotion option would allow us to provide up to 25% of the total sales force for GDC-0973 (XL518) in the United States. We must exercise the co-promotion option within 12 months of receiving notification of the first patient dosed in the first phase 3 clinical trial of GDC-0973 (XL518). Our receipt of the notification of dosing from Genentech on January 14, 2013 triggered the beginning of the period in which we can exercise our co-promotion option. As a condition to exercise the co-promotion option, we must have the capability to co-promote, including an adequate internal sales and promotional infrastructure, and an experienced internal oncology sales force. If Genentech terminates the co-development agreement without cause, all licenses that were granted to Genentech under the agreement terminate and revert to us. Additionally, we would receive, subject to certain conditions, licenses from Genentech to research, develop and commercialize reverted product candidates.
Bristol-Myers Squibb
TGR5 License Agreement
In October 2010, we entered into a global license agreement with Bristol-Myers Squibb pursuant to which we granted to Bristol-Myers Squibb a license to our small-molecule TGR5 agonist program, including rights to the program’s lead compound, XL475, as well as potential backups. The license agreement became effective in November 2010 following clearance under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. The license agreement was amended and restated in April 2011 in connection with an assignment of patents to a wholly-owned subsidiary.
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
ROR Collaboration Agreement
In October 2010, we entered into a worldwide collaboration with Bristol-Myers Squibb pursuant to which each party granted to the other certain intellectual property licenses to enable the parties to discover, optimize and characterize ROR antagonists that may subsequently be developed and commercialized by Bristol-Myers Squibb. In November 2010 we received a nonrefundable upfront cash payment of $5.0 million from Bristol-Myers Squibb. Additionally, for each product developed by Bristol-Myers Squibb under the collaboration, we will be eligible to receive development and regulatory milestones of up to $255.0 million in the aggregate and commercialization milestones of up to $150.0 million in the aggregate, as well as royalties on commercial sales of any such products. The collaboration agreement was amended and restated in April 2011 in connection with an assignment of patents to a wholly-owned subsidiary.
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
For each IND candidate selected, we were entitled to receive a $20.0 million selection milestone from Bristol-Myers Squibb. Once selected, Bristol-Myers Squibb became responsible for leading the further development and commercialization of the selected IND candidates. In addition, we had the right to opt in to co-promote the selected IND candidates, in which case we would equally share all development costs and profits in the United States. In January 2008 and November 2008, Bristol-

Myers Squibb exercised its option under the collaboration to develop and commercialize BMS-833923 (XL139), a Hedgehog inhibitor, and BMS-863233 (XL413), a CDC7 inhibitor, respectively. Under the terms of the collaboration agreement, the selection of BMS-833923 (XL139) and BMS-863233 (XL413) by Bristol-Myers Squibb entitled us to milestone payments of $20.0 million each, which we received in February 2008 and December 2008, respectively. In addition, we exercised our option under the collaboration agreement to co-develop and co-commercialize each of BMS-833923 (XL139) and BMS-863233 (XL413) in the United States. However, in September 2010, we and Bristol-Myers Squibb terminated the BMS-863233 (XL413) program due to an unfavorable pharmacological profile observed in phase 1 clinical evaluation. Additionally, in connection with an amendment to the collaboration which became effective in November 2010, we exercised our right to opt-out of further co-development of BMS-833923 (XL139) in consideration for a cash payment of $20.0 million. As disclosed on
ClinicalTrials.gov (NCT01218477), BMS is continuing to develop BMS-833923 (XL139) in combination with dasatinib in a phase 1/2 clinical trial in patients with chronic myeloid leukemia. The collaboration agreement was amended and restated in April 2011 in connection with an assignment of patents to a wholly-owned subsidiary. We have no further responsibility for conducting new activities or funding new development or commercialization activities with respect to BMS-833923 (XL139) and will therefore no longer be eligible to share profits on sales of any commercialized products under the collaboration. We will continue to be eligible to receive regulatory and commercial milestones of up to $260.0 million as well as double-digit royalties on any future sales of any products commercialized under the collaboration. As a result of the November 2010 amendment to the collaboration, the research term has ended, and we have no further obligation to deliver to Bristol-Myers Squibb a third IND candidate under the collaboration.
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
LXR Collaboration
In December 2005, we entered into a collaboration agreement with Bristol-Myers Squibb for the discovery, development and commercialization of novel therapies targeted against LXR, a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. This agreement became effective in January 2006, at which time we granted Bristol-Myers Squibb an exclusive worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR, including BMS-852927 (XL041). During the research term, we jointly identified drug candidates with Bristol-Myers Squibb that were ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by Bristol-Myers Squibb, Bristol-Myers Squibb agreed to be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and sales/marketing activities for the selected drug candidate. We do not have rights to reacquire the drug candidates selected by Bristol-Myers Squibb. The research term expired in January 2010 and we transferred the technology to Bristol-Myers Squibb in 2011 to enable it to continue the LXR program. The collaboration agreement was amended and restated in April 2011 in connection with an assignment of patents to a wholly-owned subsidiary.
Under the collaboration agreement, Bristol-Myers Squibb paid us a nonrefundable upfront cash payment in the amount of $17.5 million and was obligated to provide research and development funding of $10.0 million per year for an initial research period of two years. In September 2007, the collaboration was extended at Bristol-Myers Squibb’s request through January 12, 2009, and in November 2008, the collaboration was further extended at Bristol-Myers Squibb’s request through January 12, 2010. Under the collaboration agreement, Bristol-Myers Squibb is required to pay us development and regulatory milestones of up to $138.0 million per product for up to two products from the collaboration. In addition, we are also entitled to receive sales milestones of up to $225.0 million and royalties on sales of any products commercialized under the collaboration. In connection with the extension of the collaboration through January 2009 and subsequently through January 2010, Bristol-Myers Squibb paid us additional research funding of approximately $7.7 million and approximately $5.8 million, respectively. In December 2007, we received $5.0 million for achieving a development milestone with respect to BMS-852927 (XL041).
Sanofi
In May 2009, we entered into a global license agreement with Sanofi for SAR245408 (XL147) and SAR245409 (XL765), leading inhibitors of phosphoinositide-3 kinase ("PI3K"), and a broad collaboration for the discovery of inhibitors of PI3K for the treatment of cancer. The license agreement and collaboration agreement became effective on July 7, 2009. In connection with the effectiveness of the license and collaboration, on July 20, 2009, we received upfront payments of $140.0 million ($120.0 million for the license and $20.0 million for the collaboration), less applicable withholding taxes of $7.0 million, for a net receipt of $133.0 million. We received a refund payment in December 2011 with respect to the withholding taxes previously withheld.

Under the license agreement, Sanofi received a worldwide exclusive license to SAR245408 (XL147) and SAR245409 (XL765), which are in phase 1, phase 1b/2 and phase 2 clinical trials, and has sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities. Sanofi is responsible for funding all development activities with respect to SAR245408 (XL147) and SAR245409 (XL765), including our activities. Following the effectiveness of the license agreement, we conducted the majority of the clinical trials for SAR245408 (XL147) and SAR245409 (XL765) at the expense of Sanofi. As provided for under the license agreement, however, the parties transitioned all development activities for these compounds to Sanofi in 2011. As disclosed on ClinicalTrials.gov, SAR245408 (XL147) is currently being studied in clinical trials in combination with an ErbB3 inhibitor in patients with solid tumors (NCT01436565) and in patients with advanced or recurrent endometrial cancer (NCT01013324). As disclosed on ClinicalTrials.gov, SAR245409 (XL765) is currently being studied in clinical trials in patients with lymphoma either as a single agent (NCT01403636) or in combination with bendamustine and/or rituximab (NCT01410513). In addition SAR245409 (XL765) is being studied in combination with a MEK inhibitor in patients with locally advanced or metastatic solid tumors (NCT01390818), and in combination with temozolomide (with or without radiation) in patients with malignant gliomas (NCT00704080).
We will be eligible to receive development, regulatory and commercial milestones under the license agreement of $745.0 million in the aggregate, as well as royalties on sales of any products commercialized under the license.
Sanofi may, upon certain prior notice to us, terminate the license as to products containing SAR245408 (XL147) and SAR245409 (XL765). In the event of such termination election, Sanofi’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms, conditions and potential payment obligations, licenses from Sanofi to research, develop and commercialize such products.
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
In October 2008, the development term under the collaboration concluded as scheduled. Under the terms of the collaboration, GlaxoSmithKline had the right to select up to two of the compounds in the collaboration for further development and commercialization. GlaxoSmithKline selected foretinib (XL880), an inhibitor of MET and VEGFR2, and had the right to choose one additional compound from a pool of compounds, which consisted of cabozantinib, XL281, XL228, XL820 and XL844 as of the end of the development term.
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
GlaxoSmithKline continues to develop foretinib (XL880), and as disclosed on ClinicalTrials.gov, is currently recruiting patients into phase 1/2 trials studying the activity of foretinib in metastatic breast cancer both as a single agent
(NCT01147484) and in combination with lapatinib (NCT01138384).

The $85.0 million loan we received from GlaxoSmithKline was repayable in three annual installments. We paid the final installment of principal and accrued interest under the loan in shares of our common stock on October 27, 2011 and GlaxoSmithKline subsequently released its related security interest in certain of our patents.
Merck
In December 2011, we entered into an agreement with Merck pursuant to which we granted Merck an exclusive worldwide license to our PI3K-delta ("PI3K-d") program, including XL499 and other related compounds. Pursuant to the terms of the agreement, Merck will have sole responsibility to research, develop, and commercialize compounds from our PI3K-d program. The agreement became effective in December 2011.
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
Daiichi Sankyo
In March 2006, we entered into a collaboration agreement with Daiichi Sankyo Company Limited ("Daiichi Sankyo") for the discovery, development and commercialization of novel therapies targeted against the mineralocorticoid receptor ("MR"), a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic diseases. Under the terms of the agreement, we granted to Daiichi Sankyo an exclusive, worldwide license to certain intellectual property primarily relating to compounds that modulate MR, including CS-3150 (XL550). Daiichi Sankyo is responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds and we do not have rights to reacquire such compounds, except as described below.
Daiichi Sankyo paid us a nonrefundable upfront payment in the amount of $20.0 million and was obligated to provide research and development funding of $3.8 million over a 15-month research term. In June 2007, our collaboration agreement with Daiichi Sankyo was amended to extend the research term by six months over which Daiichi Sankyo was required to provide $1.5 million in research and development funding. In November 2007, the parties decided not to further extend the research term. For each product from the collaboration, we are also entitled to receive payments upon attainment of pre-specified development, regulatory and commercialization milestones. In December 2010, we received a milestone payment of $5.0 million in connection with an IND filing made by Daiichi Sankyo for CS-3150 (XL550) and, in August 2012, we received a milestone of $5.5 million in connection with the initiation of a phase 2 clinical trial for CS-3150 (XL550). We are eligible to receive additional development, regulatory and commercialization milestones of up to $145.0 million. In addition, we are also entitled to receive royalties on any sales of certain products commercialized under the collaboration. Daiichi Sankyo may terminate the agreement upon 90 days’ written notice in which case Daiichi Sankyo’s payment obligations would cease, its license relating to compounds that modulate MR would terminate and revert to us and we would receive, subject to certain terms and conditions, licenses from Daiichi Sankyo to research, develop and commercialize compounds that were discovered under the collaboration.
NOTE 3. DISPOSITION OF ARTEMIS PHARMACEUTICALS
In November 2007 we entered into a share sale and transfer agreement with Taconic Farms, Inc., (“Taconic”), pursuant to which Taconic acquired from us, for $19.8 million in cash, 80.1% of the outstanding share capital in our wholly-owned subsidiary, Artemis Pharmaceuticals GmbH (“Artemis”), located in Cologne, Germany. Subsequent to the transaction, Artemis was renamed TaconicArtemis GmbH. In September 2011 we exercised our right to sell our remaining 19.9% interest in Artemis to Taconic. We received $3.0 million in consideration of our remaining 19.9% interest in December 2011, and we recognized a gain of $2.3 million after consideration of foreign currency and the write off of the carrying value of our investment in Artemis.

NOTE 4. RESTRUCTURINGS
We implemented restructurings in March 2010 and December 2010 as a consequence of our decision to focus our proprietary resources and development efforts on the development and commercialization of cabozantinib. We implemented additional restructurings in March 2011 and May 2012 (the 2010, 2011 and 2012 restructurings are referred to collectively as the "Restructurings"). The aggregate reduction in headcount from the Restructurings is 422 employees.
During the three years ended December 31, 2012, we have recorded aggregate restructuring charges of $52.1 million in connection with the Restructurings, of which $21.2 million related to termination benefits, $28.6 million related to facility charges, $2.2 million net related to the impairment of excess equipment and other assets, and a minor amount of legal and other fees. Asset impairment charges were partially offset by cash proceeds of $2.6 million from the sale of such assets.
Our March 2010 restructuring charge was primarily related to termination benefits and facility related charges resulting from the closure of our facility in San Diego, California, and one of our South San Francisco facilities, which took into consideration a sublease that commenced in September 2010. The December 2010 restructuring charge was primarily related to termination benefits resulting from additional reductions in our workforce. Our 2011 restructuring charge was primarily facility-related charges that relate to portions of two additional buildings in South San Francisco and took into consideration our entry into two sublease agreements for the majority of one of these buildings in July 2011 as well as charges relating to the short-term exit of the second floor of another building in December 2011. The 2012 restructuring charge was primarily related to termination benefits in May 2012 and the December 2012 determination to extend disuse of most of the remaining space in one building for the remainder of the lease term.
The total outstanding restructuring liability related to the Restructurings is included in current and long-term portion of restructuring on our Consolidated Balance Sheets. The components and changes of these liabilities during the years ended December 31, 2012, 2011 and 2010 are summarized in the following table (in thousands):

	Employee Severance And Other Benefits	Facility Charges	Asset Impairment	Legal and Other Fees	Total
Restructuring charge	$17,677	$11,814	$3,173	$80	$32,744
Cash payments	(10,528)	(3,739)	—	(10)	(14,277)
Adjustments or non-cash credits including stock compensation expense	(1,626)	613	(3,341)	—	(4,354)
Proceeds from sale of assets	—	—	168	—	168
Ending accrual balance as of December 31, 2010	5,523	8,688	—	70	14,281
Restructuring charge	2,566	8,480	(907)	(3)	10,136
Cash payments	(7,366)	(3,469)	—	(16)	(10,851)
Adjustments or non-cash credits including stock compensation expense	(717)	222	(619)	—	(1,114)
Proceeds from sale of assets	—	—	1,526	—	1,526
Ending accrual balance as of December 31, 2011	6	13,921	—	51	13,978
Restructuring charge	970	8,276	(47)	(28)	9,171
Cash payments	(965)	(5,299)	—	(3)	(6,267)
Adjustments or non-cash credits including stock compensation expense	(11)	2,304	(891)	—	1,402
Proceeds from sale of assets	—	—	938	—	938
Ending accrual balance as of December 31, 2012	$—	$19,202	$—	$20	$19,222
We expect to pay the accrued facility charges of $19.2 million, net of cash received from our subtenants, through 2017, or the end of our lease terms of the buildings. With respect to our Restructurings, we expect to incur additional restructuring charges of $3.2 million relating to certain of our South San Francisco facilities that we planned to exit at a future date and which remained in use as of December 31, 2012). These charges will be recorded through the end the building lease terms, the last of which ends in 2017.
During the three years ended December 31, 2012, the Restructurings resulted in cash expenditures of $28.7 million, net of $2.6 million in cash received in connection with the sale of excess equipment and other assets.
The restructuring charges that we expect to incur in connection with the Restructurings are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the Restructurings.
NOTE 5. CASH AND INVESTMENTS
The following table summarizes cash and cash equivalents, investments, and restricted cash and investments by balance sheet line item as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash and cash equivalents	$170,070	$—	$(1)	$170,069
Short-term investments	241,391	46	(66)	241,371
Short-term restricted cash and investments	12,242	4	—	12,246
Long-term investments	182,407	28	(124)	182,311
Long-term restricted cash and investments	27,943	21	—	27,964
Total cash and investments	$634,053	$99	$(191)	$633,961

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash and cash equivalents	$74,256	$1	$—	$74,257
Short-term investments	120,143	35	(173)	120,005
Long-term investments	85,260	—	—	85,260
Long-term restricted cash and investments	4,199	—	—	4,199
Total cash and investments	$283,858	$36	$(173)	$283,721
Under our loan and security agreement with Silicon Valley Bank, we are required to maintain compensating balances on deposit in one or more investment accounts with Silicon Valley Bank and certain other designated financial institutions. The total collateral balances as of December 31, 2012 and 2011 were $87.0 million and $85.3 million, respectively and are reflected in our Consolidated Balance Sheets in Short- and Long-term investments. See "Note 7 - Debt" for more information regarding the collateral balance requirements under our Silicon Valley Bank loan and security agreement.

All of our cash and investments are classified as available-for-sale. The following table summarizes our cash and investments by security type as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$81,744	$2	$—	$81,746
Commercial paper	167,223	8	—	167,231
Corporate bonds	222,106	30	(187)	221,949
U.S. Treasury and government sponsored enterprises	132,933	59	(1)	132,991
Municipal bonds	30,047	—	(3)	30,044
Total cash and investments	$634,053	$99	$(191)	$633,961

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$81,986	$—	$—	$81,986
Commercial paper	29,079	2	(1)	29,080
Corporate bonds	116,068	22	(169)	115,921
U.S. government sponsored enterprises	37,237	12	—	37,249
Municipal bonds	19,488	—	(3)	19,485
Total cash and investments	$283,858	$36	$(173)	$283,721
As of December 31, 2012, the fair value of investments that were in an unrealized loss position was $196.1 million, including $158.6 million in corporate bonds. All investments in an unrealized loss position have been so for less than one year and the unrealized losses were not attributed to credit risk. Based on the scheduled maturities of our investments, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The following summarizes the fair value of securities classified as available-for-sale by contractual maturity as of December 31, 2012 (in thousands):

	Mature within One Year	After One Year through Two Years	Fair Value
Money market funds	$76,050	$—	$76,050
Commercial paper	167,231	—	167,231
Corporate bonds	126,896	95,053	221,949
U.S. Treasury and government sponsored enterprises	84,677	48,314	132,991
Municipal bonds	30,044	—	30,044
Total	$484,898	$143,367	$628,265

The classification of certain compensating balances and restricted investments are dependent upon the term of the underlying restriction on the asset and not the maturity date of the investment. Therefore, certain long-term investments and long-term restricted cash and investments have contractual maturities within one year.

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Laboratory equipment	$19,504	$28,795
Computer equipment and software	11,897	11,743
Furniture and fixtures	3,230	3,230
Leasehold improvements	16,572	15,961
Construction-in-progress	1,409	155
	52,612	59,884
Less: accumulated depreciation and amortization	(46,553)	(51,378)
Property and equipment, net	$6,059	$8,506
For the years ended December 31, 2012, 2011 and 2010, we recorded depreciation expense of $4.8 million, $6.8 million and $10.5 million, respectively.
In 2012, 2011 and 2010, we recorded gross asset impairment charges in the amounts of approximately $0.3 million, $0.5 million and $3.2 million, respectively, in connection with the Restructurings. The amount recorded as a restructuring charge for asset impairment, as presented in "Note 4 - Restructurings," was net of the gain on the sale of such assets. In 2012 and 2011, the gain on the sale of such assets was $0.3 million and $1.4 million, respectively. Cash proceeds on those sales were $0.9 million, $1.5 million, and $0.2 million during 2012, 2011, and 2010, respectively.
NOTE 7. DEBT
The amortized carrying amount of our debt consists of the following (in thousands):

	December 31,
	2012	2011
Convertible Senior Subordinated Notes due 2019	$149,800	$—
Deerfield Notes	100,676	91,385
Silicon Valley Bank term loan	80,000	80,000
Silicon Valley Bank Line of Credit	5,260	10,130
Total debt	335,736	181,515
Less: current portion	(13,170)	(4,870)
Long-term debt	$322,566	$176,645
Convertible Senior Subordinated Notes due 2019 and Related Concurrent Offering of Our Common Stock
On August 14, 2012, we issued and sold $287.5 million aggregate principal amount of 4.25% convertible senior subordinated notes due 2019 (the "2019 Notes"). On that date we completed concurrent registered underwritten public offerings in which we sold the 2019 Notes and 34.5 million shares of common stock at a price of $4.25 per share, generating aggregate net proceeds of $416.1 million. The convertible debt offering resulted in net proceeds of $277.7 million after deducting the underwriting discount and offering expenses of $9.3 million and $0.5 million, respectively. The equity offering resulted in net proceeds of $138.4 million after deducting the underwriting discount of $7.7 million and other expenses of $0.5 million.
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
In connection with the convertible debt offering, $36.5 million of the proceeds were deposited into an escrow account which contains an amount of permitted securities sufficient to fund, when due, the total aggregate amount of the first six scheduled semi-annual interest payments on the 2019 Notes. The amount held in the escrow account is classified on our Consolidated Balance Sheets as Short-term restricted cash and investments and Restricted cash and investments of $12.2 million and $24.3 million, respectively, as of December 31, 2012. We have pledged our interest in the escrow account to the Trustee as security for our obligations under the 2019 Notes.
The 2019 Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Under ASC Subtopic 470-20, issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The effective interest rate used in determining the liability component of the 2019 Notes was 10.09%. This resulted in the recognition of $144.3 million as the liability component and the residual $143.2 million as the debt discount with a corresponding increase to paid-in capital, the equity component, for the 2019 Notes. The underwriting discount of $9.3 million and offering expenses of $0.5 million were allocated between debt issuance costs and equity issuance costs in proportion to the allocation of the proceeds. Debt issuance costs of $4.9 million are included in Other long term assets on our Consolidated Balance Sheets as of the issuance date. Equity issuance costs of $4.9 million related to the convertible debt offering were recorded as an offset to additional paid-in capital. We have adjusted the initially recorded balance of the liability component from $149.2 million to $144.3 million and the balance of equity component from $138.3 million to $143.2 million for the 2019 Notes along with the allocation of offering costs between debt and equity from the amounts originally reported in the Notes to our Condensed Consolidated Financial Statements included in our Quarterly Report on Form 10-Q for the period ended September 28, 2012 due to the finalization of the determination of the appropriate effective interest rate.
The following is a summary of the liability component of the 2019 Notes as of December 31, 2012 (in thousands):

December 31, 2012
Net carrying amount of the liability component	$149,800
Unamortized discount of the liability component	137,700
Face amount of the 2019 Notes	$287,500
The debt discount and debt issuance costs are amortized as interest expense through August 2019. During 2012, total interest expense related to the 2019 Notes was $10.3 million, relating to the 4.25% stated coupon rate and the amortization of the debt discount and debt issuance costs. The non-cash expense relating to the amortization of the debt discount and debt issuance costs during 2012 was $5.7 million.
The balance of unamortized fees and costs was $4.7 million as of December 31, 2012, which is recorded in the accompanying Consolidated Balance Sheet as Other assets.
Secured Convertible Notes due June 2015
In June 2010, we entered into a note purchase agreement with Deerfield Management Company L.P. (“Deerfield”), pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million initial principal amount of our Secured Convertible Notes due June 2015 (the "Deerfield Notes") for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. On August 6, 2012, the parties amended the note purchase agreement to permit the issuance of the 2019 Notes and modify certain optional prepayment rights. The amendment became effective upon the issuance of the 2019 Notes and the payment to Deerfield of a $1.5 million consent fee. As of December 31, 2012, all of the principal balance remains outstanding. The non-cash expense relating to the amortization of the debt discount and debt issuance costs during 2012 was $9.9 million. The outstanding principal amount of the Deerfield Notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. In January 2013, we made a mandatory prepayment of $10.0 million on the Deerfield Notes. We will be required to make additional mandatory prepayments on the Deerfield Notes on an annual basis in 2014 and 2015 equal to 15% of specified payments from our collaborative arrangements received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million. There is a minimum required prepayment amount of $10.0 million due in January 2014. There is no minimum prepayment due in 2015. We may also prepay all or a portion (not less than $5.0 million) of the principal amount of the Deerfield Notes at an optional prepayment price based on a discounted principal amount (during the first three years of the term, subject to a prepayment premium) determined as of the date of prepayment, plus accrued and unpaid interest, plus in the case of a prepayment of the full principal amount of the Deerfield Notes (other than prepayments upon the occurrence of specified transactions relating to a change of control or a substantial sale of assets), all accrued interest that would have accrued between the date of such prepayment and the next anniversary of the note purchase agreement. Pursuant to the amendment of the note purchase agreement, any optional prepayment of the Deerfield Notes made on or prior to July 2, 2013 will be determined as if such prepayment occurred as of July 3, 2013. In lieu of making any optional or mandatory prepayment in cash, subject to certain limitations (including a cap on the number of shares issuable under the note purchase agreement), we have the right to convert all or a portion of the principal amount of the Deerfield Notes into, or satisfy all or any portion of the optional prepayment amounts or mandatory prepayment amounts (other than the $10.0 million mandatory prepayment required in January 2014 and any optional prepayments made prior to July 3, 2013) with shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the Deerfield Notes in cash, subject to certain limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. Upon certain changes of control of our company, a sale or transfer of assets in one transaction or a series of related transactions for a purchase price of more than $400 million or a sale or transfer of more than 50% of our assets, Deerfield may require us to prepay the notes at the optional prepayment price, plus accrued and unpaid interest and any other accrued and reimbursable expenses (the “Put Price”). Upon an event of default, Deerfield may declare all or a portion of the Put Price to be immediately due and payable.
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
The balance of unamortized fees and costs was $2.3 million as of December 31, 2012, which is recorded in the accompanying Consolidated Balance Sheet as Other assets.
Silicon Valley Bank Loan and Security Agreement
The outstanding principal obligation under the Silicon Valley Bank Loan and Security Agreement, as amended, was $85.3 million and $90.1 million as of December 31, 2012 and 2011, respectively.
Silicon Valley Bank Line of Credit
In December 2007, we entered into a loan modification agreement to a loan and security agreement originally entered into in May 2002 with Silicon Valley Bank. The terms associated with the original line of credit under the May 2002 agreement and the subsequent loan modifications were not modified. The December 2007 loan modification agreement provides for an additional equipment line of credit in the amount of up to $30.0 million with a draw down period of approximately two years (the “Line of Credit”). Each advance must be repaid in 48 equal, monthly installments of principal, plus accrued interest, at an annual rate of 0.75% fixed. In December 2009, we amended the agreement and extended the draw down period on the Line-of-Credit for an additional 18 months through June 2011 and increased the available principal amount under the line of credit from $30.0 million to $33.6 million. Pursuant to the terms of the amendment, we were required to make minimum draws of $2.5 million every 6 months through June 2011, for total additional draws of $7.5 million. The loan facility requires security for the Line of Credit in the form of a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. In June 2008, we drew down $13.6 million under this agreement, in December 2009, we drew down $5.0 million, and we drew down an additional $2.5 million in each of June 2010, December 2010 and June 2011 in accordance with the terms of the modified agreement. In accordance with the amended loan terms, the Line of Credit has expired and we have no further draw down obligations under the line of credit. The outstanding principal obligation under the Silicon Valley Bank Line of Credit was $5.3 million and $10.1 million as of December 31, 2012 and 2011, respectively.

Silicon Valley Bank Term Loan
In June 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in the amount of $80.0 million. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. We are required to maintain at all times on deposit in one or more non-interest bearing demand deposit accounts with Silicon Valley Bank or one of its affiliates a compensating balance, constituting support for the obligations under the term loan, with a principal balance in value equal to at least 100% of the outstanding principal balance of the term loan.
In August 2011, we amended our term loan agreement to allow for the compensating balance to be maintained on deposit in one or more investment accounts with Silicon Valley Bank and certain other designated financial institutions. This compensating balance is to have a value equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all lines of credit associated with Silicon Valley Bank. We are entitled to retain income earned on the amounts maintained in such investment account(s). Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.0%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement. The total collateral balance as of December 31, 2012 and 2011 was $87.0 million and $85.3 million, respectively, and is reflected in our Consolidated Balance Sheet in Short- and Long-term Investments as the amounts are not restricted as to withdrawal. However, withdrawal of some or all of this amount such that the collateral balance falls below the required level could result in Silicon Valley Bank declaring the obligation immediately due and payable.
Future Principal Payments
Aggregate expected future principal payments of our debt were as follows as of December 31, 2012 (in thousands):

Year Ending December 31, (1)
2013	$13,170
2014	11,654
2015	104,436
2016	—
2017	80,000
Thereafter	287,500
 ____________________

(1)
Amounts include principal payments associated with the accretion of discounts and debt issuance costs. This table assumes we will make the minimum mandatory prepayment on the Deerfield Notes in January 2014 as required by the note purchase agreement. The actual timing of payments made may differ materially.

NOTE 8. COMMON STOCK AND WARRANTS
Sale of Shares of Common Stock
In March 2011, we completed a registered public offering of 17.3 million shares of our common stock at a price of $11.00 per share pursuant to a shelf registration statement previously filed with the SEC, which the SEC declared effective on May 8, 2009. We received approximately $179.4 million in net proceeds from the offering after deducting the underwriting discount and related offering expenses.
In February 2012, we completed a registered public offering of 12.7 million shares of our common stock at a price of $5.17 per share pursuant to a shelf registration statement previously filed with the SEC, which the SEC declared effective on May 8, 2009. We received $65.0 million in net proceeds from the offering after deducting the underwriting discount and related offering expenses.
In August 2012, we completed a registered underwritten public offering of 34.5 million shares of our common stock at a price of $4.25 per share pursuant to a shelf registration statement previously filed with the SEC. We received $138.4 million in net proceeds after deducting the underwriting discount of $7.7 million and related offering expenses of $0.5 million. Concurrent with the issuance of the common stock, we sold $287.5 million aggregate principal amount of the Convertible Senior Subordinated Notes due 2019 pursuant to the same registered public offering. See "Note 7 - Debt" for more information regarding the 2019 Notes.
Conversion of Debt into Common Stock
In October 2011, we elected to repay the third and final installment of an outstanding loan from GlaxoSmithKline in shares of our common stock. The shares issued in connection with this repayment were valued at $6.66 per share, resulting in the issuance of 5,537,906 shares of our common stock as satisfaction in full of our remaining remaining $36.9 million repayment obligation, including $8.0 million in accrued interest.
The 2019 Notes and the Deerfield Notes are, under certain circumstances, convertible into shares of our common stock. See "Note 7 - Debt" for more information regarding the conversion features of these instruments.
Warrants
At December 31, 2012, the following warrants to purchase common stock were outstanding and exercisable:

Date Issued	Exercise Price per Share	Expiration Date	Number of Shares
June 4, 2008	$7.40	June 4, 2014	1,000,000
June 10, 2009	$6.05	June 10, 2014	441,215
			1,441,215
The warrants issued in June 2008 were granted to Deerfield pursuant to a facility agreement that expired in 2009.
The warrants issued in June 2009 were granted to Symphony Evolution Holdings LLC, the parent company of Symphony Evolution, Inc., in connection with a financing transaction that terminated in June 2009. The rights to those warrants were subsequently transferred to other parties.
NOTE 9. FAIR VALUE MEASUREMENTS
The fair value of our financial instruments reflects the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value hierarchy has the following three levels:
Level 1 – quoted prices in active markets for identical assets and liabilities.
Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities. These inputs include using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs, such as interest rates and prices that can be directly observed or corroborated in active markets.
Level 3—unobservable inputs.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain investments within the fair value hierarchy. There were no transfers between any of the fair value hierarchies, as determined at the end of each reporting period.

The following table sets forth the fair value of our financial assets that were measured and recorded on a recurring basis as of December 31, 2012 and 2011. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$76,050	$—	$—	$76,050
Commercial paper	—	167,231	—	167,231
Corporate bonds	—	221,949	—	221,949
U.S. Treasury and government sponsored enterprises	—	132,991	—	132,991
Municipal bonds	—	30,044	—	30,044
Total	$76,050	$552,215	$—	$628,265

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Money market funds	$78,702	$—	$—	$78,702
Commercial paper	—	29,080	—	29,080
Corporate bonds	—	115,921	—	115,921
U.S. government sponsored enterprises	—	37,249	—	37,249
Municipal bonds	—	19,485	—	19,485
Total	$78,702	$201,735	$—	$280,437
The estimated fair value of our financial instruments that are carried at amortized cost for which it is practicable to determine a fair value was as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Subordinated Notes due 2019	$149,800	$280,111	$—	$—
Silicon Valley Bank term loan	$80,000	$79,542	$80,000	$77,835
Silicon Valley Bank Line of Credit	$5,260	$5,253	$10,130	$10,066

There is no practicable method to determine the fair value of the Deerfield Notes due to the unique structure of the instrument that was financed by entities affiliated with Deerfield and the current non-liquid market in structured notes. The carrying amounts of cash, other receivables, accounts payable and accrued clinical trial liabilities approximate their fair values and are excluded from the tables above.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

•
When available, we value investments based on quoted prices for those financial instruments, which is a Level 1 input. Our remaining investments are valued using third-party pricing sources, which use observable market prices, interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing, which is a Level 2 input.

•
The fair value of the 2019 Notes is based on the average trading prices, which is a Level 1 input. The 2019 Notes are not marked-to-market and are shown at their initial fair value less unamortized discount; the portion of the value allocated to the conversion option is included in stockholders' equity in the accompanying Consolidated Balance Sheets. See "Note 7 - Debt" for further information regarding the 2019 Notes.

•
We have estimated the fair value of our other debt instruments, where possible, using the net present value of the payments discounted at an interest rate that is consistent with money-market rates that would have been earned on our non-interest-bearing compensating balances, which is a Level 2 input.

NOTE 10. EMPLOYEE BENEFIT PLANS
Equity Incentive Plans
We have several equity incentive plans under which we have granted incentive stock options, non-qualified stock options and RSUs to employees, directors and consultants. The Board of Directors or a designated Committee of the Board is responsible for administration of our employee equity incentive plans and determines the term, exercise price and vesting terms of each option. Prior to 2011, options issued to our employees had a four-year vesting term, an exercise price equal to the fair market value on the date of grant, and a ten year life from the date of grant (6.2 years for options issued in exchange for options cancelled under our 2009 option exchange program) On May 18, 2011, at the annual meeting of stockholders, the Exelixis, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) was approved and adopted as the successor plan to the certain other equity incentive plans. Stock options issued under the 2011 Plan have a four-year vesting term, an exercise price equal to the fair market value on the date of grant, and a seven year life from the date of grant. During 2012, 755,792 stock options were granted subject to performance objectives tied to the achievement of clinical goals set by the Compensation Committee of our Board of Directors and will vest in full or part based on achievement of such goals. As of December 31, 2012, we have assumed that achievement of those performance objectives is probable. In the event a performance measure is not achieved at or above a specified threshold level, the portion of the award tied to such performance measure is forfeited. RSUs vest annually over a four year term.
In December 2005, our Board of Directors adopted a Change in Control and Severance Benefit Plan (the “Plan”) for executives and certain non-executives. Eligible Plan participants include our employees with the title of vice president and higher. If a participant’s employment is terminated without cause during a period commencing one month before and ending thirteen months following a change in control, then the Plan participant is entitled to have the vesting of all of such participant’s stock options accelerated with the exercise period being extended to no more than one year.
Employee Stock Purchase Plan
In January 2000, we adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each six month purchase period. Compensation expense related to our ESPP was $0.4 million, $0.7 million, and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, we had 2,386,667 shares available for grant under our ESPP. We issued 298,533 shares, 375,305 shares, and 689,093 shares of common stock during the years ended December 31, 2012, 2011 and 2010, respectively, pursuant to the ESPP at an average price per share of $4.08, $4.62, and $4.55, respectively.
Stock-Based Compensation
We recorded and allocated employee stock-based compensation expense for the Plan and the ESPP as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Research and development expense	$4,536	$5,935	$11,535
General and administrative expense	4,245	5,459	7,931
Restructuring-related stock compensation expense	—	625	1,505
Total employee stock-based compensation expense	$8,781	$12,019	$20,971
In addition, we recognized stock-based compensation expense of $0.1 million relating to nonemployees in each of the years ended December 31, 2012, 2011 and 2010.
In July 2010, our former Chief Executive Officer, George A. Scangos, Ph.D., resigned as an employee of Exelixis and in connection with such resignation agreed to cancel unvested stock options exercisable for 981,302 shares of our common stock and unvested RSUs with respect to 101,050 shares of our common stock. Due to Dr. Scangos’ continued services as a director of Exelixis he was entitled to retain his stock options and RSUs. Therefore, we treated the cancellation as a modification of his stock option and RSU agreements and in 2010 recorded a non-cash compensation charge of approximately $1.5 million to our Consolidated Statements of Operations.
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

	Stock Options
	2012	2011	2010
Weighted average grant-date fair value	$3.24	$3.50	$3.60
Risk-free interest rate	0.81%	1.07%	2.25%
Dividend yield	—%	—%	—%
Volatility	69%	70%	70%
Expected life	5.6 years	5.5 years	5.2 years

	ESPP
	2012	2011	2010
Weighted average grant-date fair value	$2.07	$2.85	$1.87
Risk-free interest rate	0.10%	0.11%	0.21%
Dividend yield	—%	—%	—%
Volatility	68%	68%	68%
Expected life	6 months	6 months	6 months
A summary of all option activity was as follows for the periods presented (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	24,393,598	$7.46
Granted	243,500	$6.28
Exercised	(495,098)	$5.42
Cancelled	(4,511,970)	$7.35
Options outstanding at December 31, 2010	19,630,030	$7.52
Granted	2,545,625	$5.86
Exercised	(2,161,804)	$5.75
Cancelled	(2,577,473)	$9.79
Options outstanding at December 31, 2011	17,436,378	$7.16
Granted	3,442,696	$5.45
Exercised	(181,979)	$5.09
Cancelled	(2,248,545)	$7.28
Options outstanding at December 31, 2012	18,448,550	$6.85	4.60 years	$90,240
Exercisable at December 31, 2012	13,128,876	$7.35	3.85 years	$77,703
At December 31, 2012 a total of 8,632,907 shares were available for grant under our stock option plans.
The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2012 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. Total intrinsic value of options exercised was $0.1 million, $7.0 million, and $0.8 million during 2012, 2011 and 2010, respectively. Total fair value of employee options vested and expensed in 2012, 2011 and 2010 was $5.6 million, $8.4 million, and $16.2 million, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Outstanding and Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable	Weighted Average Exercise Price
$3.05 - $4.99	913,013	6.29	$4.47	642,101	$4.43
$5.00 - $5.62	6,025,420	6.27	$5.47	1,413,294	$5.27
$5.63 - $5.99	2,976,329	3.34	$5.68	2,931,042	$5.67
$6.00 - $7.99	2,938,367	4.27	$7.02	2,547,018	$6.98
$8.00 - $8.99	3,774,399	2.87	$8.85	3,774,399	$8.85
$9.00 - $12.10	1,821,022	4.43	$10.07	1,821,022	$10.07
	18,448,550	4.60	$6.85	13,128,876	$7.35
As of December 31, 2012, $14.7 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.97 years.
Cash received from option exercises and purchases under the ESPP in 2012 and 2011 was $2.1 million and $14.2 million, respectively.
A summary of all RSU activity was as follows for all periods presented (dollars in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Awards outstanding at December 31, 2009	2,679,224	$7.46
Awarded	191,475	$5.70
Forfeited	(698,268)	$7.44
Awards outstanding at December 31, 2010	2,172,431	$7.31
Awarded	356,498	$6.17
Released	(648,437)	$7.43
Forfeited	(488,801)	$7.45
Awards outstanding at December 31, 2011	1,391,691	$6.92
Awarded	733,958	$5.50
Released	(596,397)	$7.15
Forfeited	(234,631)	$6.62
Awards outstanding at December 31, 2012	1,294,621	$6.07	1.78 years	$5,839
As of December 31, 2012, $6.0 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 2.92 years.
401(k) Retirement Plan
We sponsor a 401(k) Retirement Plan whereby eligible employees may elect to contribute up to the lesser of 50% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) Retirement Plan permits us to make matching contributions on behalf of all participants. Beginning in 2002 through 2010, we matched 50% of the first 4% of participant contributions into the 401(k) Retirement Plan in the form of our common stock. Beginning in January 2011, we matched 100% of the first 3% of participant contributions into the 401(k) Retirement Plan in the form of our common stock. We recorded expense of $0.6 million, $0.8 million, and $1.0 million related to the stock match for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 11. INCOME TAXES
We recorded an income tax provision (benefit) of $0.1 million, $1.3 million and $(0.1) million for the periods ended December 31, 2012, 2011 and 2010, respectively. In 2010, we recorded an income tax benefit as a result of the enactment of the Housing and Economic Recovery Act of 2008. Under this Act, corporations otherwise eligible for bonus first-year depreciation could instead elect to claim a refundable credit for R&D tax credits generated prior to 2006. This tax benefit was extended for tax year 2009 with the enactment of the American Recovery and Reinvestment Tax Act of 2009. Approximately $0.1 million and $0.6 million of the 2012 and 2011 provisions, respectively, relate to adjustments of the refund received in 2009 and 2010 under these Acts after we further evaluated the qualified expenses from which the refund calculation was originally based. The remaining 2011 amount of $0.7 million relates to a tax deferred revenue adjustment that resulted in a state tax liability due to state net operating loss carryover limitations.
The income tax provision (benefit) is based on the following (loss) income before income taxes, all of which are from domestic sources (in thousands):

	Year Ended December 31,
	2012	2011	2010
(Loss) income before income taxes	$(147,538)	$76,992	$(92,402)
A reconciliation of income taxes at the statutory federal income tax rate to out income tax provision (benefit) included in the Consolidated Statements of Operations is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S. federal income tax provision (benefit) at statutory rate	$(50,163)	$26,177	$(31,417)
Unutilized net operating losses	46,324	(29,650)	29,636
Non-deductible interest	3,297	2,809	—
Stock-based compensation	504	627	1,709
State tax expense	74	660	—
Refundable tax credit	32	636	(72)
Other	39	36	72
Income tax provision (benefit)	$107	$1,295	$(72)
Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Our deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry-forwards	$374,200	$318,638
Tax credit carry-forwards	65,232	54,726
Amortization of deferred stock compensation – non-qualified	26,469	25,865
Accruals and reserves not currently deductible	13,732	6,522
Deferred revenue	6,501	18,400
Book over tax depreciation and amortization	5,140	6,543
Capitalized research and development costs	—	805
Total deferred tax assets	491,274	431,499
Valuation allowance	(438,266)	(431,499)
Net deferred tax assets	53,008	—
Deferred tax liabilities:
Convertible debt	(53,008)	—
Total deferred tax liabilities	(53,008)	—
Net deferred taxes	$—	$—
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $6.8 million, decreased by $49.7 million, and increased by $25.2 million during 2012, 2011, and 2010, respectively.
At December 31, 2012, we had federal net operating loss carry-forwards of approximately $1,007 million which expire in the years 2018 through 2032, and federal business tax credits of approximately $75 million which expire in the years 2020 through 2029. We also had net operating loss carry-forwards for California of approximately $880 million, which expire in the years 2013 through 2032, and California research and development tax credits of approximately $26 million which have no expiration.
Under the Internal Revenue Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carry-forwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carry-forwards before utilization.
We track the portion of our deferred tax assets attributable to stock option benefits; these amounts are no longer included in our gross or net deferred tax assets. The tax benefit of stock options total $6.2 million at December 31, 2012 and will only be recorded when we realize a reduction in taxes payable.
Accounting Standards Codification Topic 740-10 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$39,310	$46,381	$32,171
Increase (decrease) relating to prior year provision	5,894	(9,782)	10,472
Increase relating to current year provision	2,094	2,711	3,738
Ending balance	$47,298	$39,310	$46,381
Included in the balance of unrecognized tax benefits as of December 31, 2012, 2011 and 2010 are $0.1 million, $0.1 million, and $0, respectively, of tax benefits that if recognized would affect the effective tax rate. All of our deferred tax assets are subject to a valuation allowance. As of December 31, 2012, and 2011 we had an accrued interest balance of $15 thousand and $9 thousand, related to tax contingencies. Interest expense related to those tax contingencies was $6 thousand and $9 thousand during the years ended December 31, 2012, and 2011, respectively. There was no interest accrued as of December 31, 2010 and no penalties were recognized or accrued during any of the periods presented. Any tax-related interest and penalties are included in income tax provision (benefit) in the Consolidated Statements of Operations. We do not anticipate that the amount of unrecognized tax benefits existing as of December 31, 2012 will significantly decrease over the next 12 months.
We file U.S. and state income tax returns in jurisdictions with varying statues of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 1996 through 2012 years generally remain subject to examination by federal and most state tax authorities to the extent of net operating losses and credits generated during these periods and are being utilized in the open tax periods.
NOTE 12. NET (LOSS) INCOME PER SHARE
The following table sets forth a reconciliation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net (loss) income	$(147,645)	$75,697	$(92,330)
Denominator:
Shares used in computing basic (loss) income per share amounts	160,138	126,018	108,522
Add effect of dilutive securities:
Shares issuable upon exercise of outstanding stock options	—	2,064	—
Shares issuable upon exercise of warrants	—	1,858	—
Shares issuable upon vesting of RSUs	—	515	—
Shares issuable upon purchase from ESPP contributions	—	24	—
Total dilutive securities	—	4,461	—
Shares used in computing diluted (loss) income per share amounts	160,138	130,479	108,522
Net (loss) income per share, basic	$(0.92)	$0.60	$(0.85)
Net (loss) income per share, diluted	$(0.92)	$0.58	$(0.85)
Diluted net (loss) income per share gives effect to potential incremental common shares issuable upon the exercise of stock options and warrants, upon vesting of RSUs, upon the purchase from contributions to ESPP (calculated based on the treasury stock method), and upon conversion of our convertible debt (calculated using the if-converted method) and the effect is not anti-dilutive. The following table sets forth potential shares of common stock that are not included in the computation of diluted net loss per share because to do so would be antidilutive (in thousands):

	Year Ended December 31,
	2012	2011	2010
Convertible debt	54,123	—	6,725
Outstanding stock options, unvested RSUs and ESPP contributions	16,568	9,085	21,802
Warrants	1,441	—	2,250
Total potentially dilutive shares	72,132	9,085	30,777

NOTE 13. COMMITMENTS AND CONTINGENCIES
Commitments
Leases
We lease office and research space and certain equipment under operating leases that expire at various dates through the year 2018. Certain operating leases contain renewal provisions and require us to pay other expenses. As a result of the Restructurings, we exited certain facilities in San Diego and South San Francisco. Aggregate future minimum lease payments under our operating leases are as follows (in thousands):

Year Ending December 31,	Operating Leases (1)
2013	$19,486
2014	19,896
2015	20,152
2016	16,431
2017	9,104
Thereafter	2,806
$87,875
 ____________________

(1)	Minimum payments have not been reduced by minimum sublease rentals of $15.5 million due in the future under noncancelable subleases.
The following is a summary of aggregate future minimum lease payments under operating leases at December 31, 2012 by material operating lease agreements (in thousands):

	Original Term (Expiration)	Renewal Options	Future Minimum Lease Payments
Building Lease #1 and 2	May 2017	2 additional periods of 5 years	$49,216
Building Lease #3	July 2018	1 additional period of 5 years	25,378
Building Lease #4	December 2015	1 additional period of 3 years	13,058
Total			$87,652
Rent expense under operating leases was $17.8 million, $21.3 million, and $28.0 million for the years ended December 31, 2012, 2011, and 2010, respectively. Rent expense was net of sublease rentals of $3.8 million, $1.9 million, and $0.3 million for the years ended December 2012, 2011 and 2010, respectively.
Letters of Credit and Restricted Cash
We entered into a standby letter of credit with a bank in July 2004, which is related to a building lease, with a credit limit of $0.5 million at each of December 31, 2012 and 2011. We entered into two standby letters of credit with a bank in May 2007, which is related to our workers compensation insurance policy, for a combined credit limit of $0.6 million and $0.8 million at December 2012 and 2011, respectively. All three letters of credit are fully collateralized by long-term restricted cash and investments. As of December 31, 2012, the full amount of our three letters of credit was still available.
As part of a purchasing card program with a bank we initiated during 2007, we were required to provide collateral in the form of a non-interest bearing certificate of deposit. The collateral at December 31, 2012 and 2011 was $2.5 million and $2.9 million, respectively. We recorded these amounts in the accompanying Consolidated Balance Sheet as Long-term restricted cash and investments as the certificates of deposit were restricted as to withdrawal.
Indemnification Agreements
In connection with the sale of our plant trait business, we agreed to indemnify the purchaser and its affiliates up to a specified amount if they incur damages due to any infringement or alleged infringement of certain patents. We have certain collaboration licensing agreements, that contain standard indemnification clauses. Such clauses typically indemnify the customer or vendor for an adverse judgment in a lawsuit in the event of our misuse or negligence. We consider the likelihood of an adverse judgment related to any of our indemnification agreements to be remote. Furthermore, in the event of an adverse judgment, any losses under such an adverse judgment may be substantially offset by corporate insurance.
Contingencies
Pending Litigation
From time to time, we are party to legal proceedings, claims and investigations in the ordinary course of business, including the matter described below.
In December 2012, a former officer filed a lawsuit against us and our chief executive officer in California state court seeking unspecified monetary damages based on contract and tort claims in connection with the former officer's execution and revocation of a Rule 10b5-1 stock trading plan in December 2010. We have not responded to this complaint, and the time for us to respond has not expired. We intend to defend this claim vigorously. This matter is at a very early stage, and we are unable to reasonably estimate the possible loss or range of loss, if any.
NOTE 14. CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, other receivables and investments. Cash equivalents and investments consist of money market funds, taxable commercial paper, corporate bonds with high credit quality, U.S. government agency obligations and U.S. government sponsored enterprises. All cash and cash equivalents, and investments are maintained with financial institutions that management believes are creditworthy.
Other receivables are typically unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception.
The following table sets forth the percentage of revenues recognized under our collaboration agreements with collaborators that represent 10% or more of total revenues during the years ending December 31, 2012, 2011 and 2010:

Collaborator	2012	2011	2010
Bristol-Myers Squibb	66%	59%	50%
Merck	22%	—%	—%
Daiichi Sankyo	12%	—%	3%
Sanofi	—%	39%	42%
NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	2012 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$18,510	$7,813	$13,313	$7,814
Loss from operations	$(22,296)	$(32,723)	$(25,443)	$(41,974)
Net loss	$(26,151)	$(36,487)	$(32,814)	$(52,143)
Net loss per share, basic and diluted	$(0.18)	$(0.25)	$(0.20)	$(0.28)

	2011 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$35,893	$32,162	$128,272	$94,309
(Loss) income from operations	$(23,730)	$(18,008)	$79,699	$51,574
Net (loss) income	$(27,490)	$(20,975)	$77,865	$46,297
Net (loss) income per share, basic	$(0.24)	$(0.16)	$0.60	$0.35
Net (loss) income per share, diluted	$(0.24)	$(0.16)	$0.59	$0.35

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.CONTROLS AND PROCEDURES
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
As of the end of our 2012 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2012 was effective. There were no material weaknesses in internal control over financial reporting identified by management.
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
The independent registered public accounting firm Ernst & Young LLP has issued an audit report on our internal control over financial reporting, which is included on the following page.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Exelixis, Inc.
We have audited Exelixis, Inc.’s internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Exelixis, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Exelixis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Exelixis, Inc. as of December 28, 2012 and December 30, 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended December 28, 2012, of Exelixis, Inc. and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Redwood City, California
February 21, 2013

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
The information required by this item relating to our directors and nominees, including information with respect to our audit committee, audit committee financial experts and procedures by which stockholders may recommend nominees to our board of directors, is incorporated by reference to the section entitled “Proposal 1 –Election of Class II Directors” appearing in our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or SEC, within 120 days after December 28, 2012, which we refer to as our 2013 Proxy Statement. The information required by this item regarding our executive officers is incorporated by reference to the section entitled “Executive Officers” appearing in our 2013 Proxy Statement. The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our 2013 Proxy Statement.
Code of Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct and Ethics is posted on our website at www.exelixis.com under the caption “Investors & Media -- Corporate Governance.”
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
The information required by this item is incorporated by reference to the sections entitled “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” appearing in our 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item relating to security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in our 2013 Proxy Statement.
Equity Compensation Plan Information
The following table provides certain information about our common stock that may be issued upon the exercise of stock options and other rights under all of our existing equity compensation plans as of December 31, 2012, which consists of our 2000 Equity Incentive Plan, or the 2000 Plan, our 2000 Non-Employee Directors’ Stock Option Plan, or the Director Plan, our 2000 Employee Stock Purchase Plan, or the ESPP, our 2010 Inducement Award Plan, or the 2010 Plan, our 2011 Equity Incentive Plan, or the 2011 Plan, and our 401(k) Retirement Plan, or the 401(k) Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (2)	19,703,325	$6.84	11,318,107
Equity compensation plans not approved by stockholders (3)	39,846	n/a	517,569
Total	19,743,171	$6.84	11,835,676
____________________

(1)	The weighted average exercise price does not take into account the shares subject to outstanding restricted stock units which have no exercise price.

(2)	Represents shares of our common stock issuable pursuant to the 2000 Plan, the 2011 Plan, the Director Plan and the ESPP.
The 2000 Plan was originally adopted by our Board of Directors in January 2000 and approved by our stockholders in March 2000. The 2000 Plan was amended and restated by our Board of Directors in December 2006 to require that the exercise price for options granted pursuant to the 2000 Plan be equal to the fair market value as of the determination date. The 2000 Plan is administered by the Compensation Committee of our Board of Directors. The 2000 Plan expired in January 2010 and there are no shares available for future issuance. As of December 31, 2012, there were options outstanding to purchase 11,834,956 shares of our common stock under the 2000 Plan at a weighted average exercise price of $7.37 per share. The weighted average exercise price does not take into account the shares subject to outstanding restricted stock units which have no exercise price. As of December 31, 2012, there were 350,299 shares reserved for issuance upon the vesting of outstanding restricted stock units under the 2000 Plan.
The Director Plan was originally adopted by our Board of Directors in January 2000 and approved by our stockholders in March 2000. The Director Plan provides for the automatic grant of options to purchase shares of common stock to non-employee directors. The Director Plan was amended by our Board of Directors in February 2004 to increase the annual automatic option grant to each non-employee director from 5,000 shares to 10,000 shares, which amendment was approved by our stockholders in April 2004. The Director Plan was further amended by our Board of Directors in February 2008 to increase the annual automatic option grant to each non-employee director from 10,000 shares to 15,000 shares and again in December 2010 to extend the post-termination exercise period for future granted options. Stockholder approval of the February 2008 and December 2010 amendments was not required. The Director Plan was further amended by our Board of Directors in February 2011 to reduce the number of shares available for future grant to 1,227,656 shares, which amendment became effective in May 2011 in connection with stockholder approval of the 2011 Plan. The Director Plan was further amended by our Board of Directors in February 2013 to increase the initial grant to new non-employee directors from 25,000 shares to 50,000 shares and the annual automatic option grant to each non-employee director from 15,000 shares to 30,000 shares. Stockholder approval of the February 2013 amendments was not required. The Director Plan is administered by the Compensation Committee of our Board of Directors. As of December 31, 2012, there were 987,656 shares available for future issuance under the Director Plan. As of December 31, 2012, there were options outstanding to purchase 1,126,250 shares of our common stock under the Director Plan at a weighted average exercise price of $7.92.
The ESPP was originally adopted by our Board of Directors in January 2000 and approved by our stockholders in March 2000. The ESPP allows for qualified employees to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each purchase period. The ESPP is implemented by one offering period during each six-month period; provided, however, our Board of Directors may alter the duration of an offering period without stockholder approval. Employees may authorize up to 15% of their compensation for the purchase of stock under the ESPP; provided, that an employee may not accrue the right to purchase stock at a rate of more than $25,000 of the fair market value of our common stock for each calendar year in which the purchase right is outstanding. The ESPP was amended by our Board of Directors in January 2005 and February 2009, each time to increase the number of shares available for issuance under the ESPP. Each increase in the ESPP share reserve was approved by our stockholders in April 2005 and May 2009, respectively. As of December 31, 2012, there were 2,386,667 shares available for future issuance under the ESPP.
The 2011 Plan was originally adopted by our Board of Directors on February 16, 2011 and amended by the Compensation Committee on March 18, 2011, subject to stockholder approval. The 2011 Plan was approved by our stockholders in May 2011. As of December 31, 2012, there were 7,645,251 shares available for future issuance under the 2011 Plan. As of December 31, 2012, there were options outstanding to purchase 5,487,344 shares of our common stock under the 2011 Plan at a weighted average exercise price of $5.50 per share. The weighted average exercise price does not take into account the shares subject to outstanding restricted stock units which have no exercise price. As of December 31, 2012, there were 904,476 shares reserved for issuance upon the vesting of outstanding restricted stock units under the 2011 Plan.

(3)	Represents shares of our common stock issuable pursuant to the 2010 Plan and the 401(k) Plan.
In December 2009, we adopted the 2010 Plan to replace the 2000 Plan, which expired in January 2010. A total of 1,000,000 shares of our common stock were authorized for issuance under the 2010 Plan. Following stockholder approval of the 2011 Plan in May 2011, no further stock awards have been or will be granted under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee. As of December 31, 2012, there were 39,846 shares reserved for issuance upon the vesting of outstanding restricted stock units under the 2010 Plan. As of December 31, 2012, there were no remaining options outstanding under the 2010 Plan.
We sponsor a 401(k) Plan whereby eligible employees may elect to contribute up to the lesser of 50% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) Plan permits us to make matching contributions on behalf of all participants. From 2002 through 2010, we matched 50% of the first 4% of participant contributions into the 401(k) Plan in the form of our common stock. Beginning in 2011, we match 100% of the first 3% of participant contributions into the 401(k) Plan in the form of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Proposal 1 – Election of Class II Directors” appearing in our 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the section entitled “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm” appearing in our 2013 Proxy Statement.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are being filed as part of this report:
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on February 21, 2013.

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

Signatures	Title	Date

/s/ MICHAEL M. MORRISSEY	Director, President and	February 21, 2013
Michael M. Morrissey, Ph.D.	Chief Executive Officer (Principal Executive Officer)

/s/ FRANK KARBE	Executive Vice President and Chief Financial Officer	February 21, 2013
Frank Karbe	(Principal Financial and Accounting Officer)

/s/ STELIOS PAPADOPOULOS	Chairman of the Board	February 21, 2013
Stelios Papadopoulos, Ph.D.

/s/ CHARLES COHEN	Director	February 21, 2013
Charles Cohen, Ph.D.

/s/ CARL B. FELDBAUM	Director	February 21, 2013
Carl B. Feldbaum, Esq.

/s/ ALAN M. GARBER	Director	February 21, 2013
Alan M. Garber, M.D., Ph.D.

/s/ VINCENT T. MARCHESI	Director	February 21, 2013
Vincent T. Marchesi, M.D., Ph.D.

Signatures	Title	Date

/s/ FRANK MCCORMICK	Director	February 21, 2013
Frank McCormick, Ph.D.

/s/ GEORGE POSTE	Director	February 21, 2013
George Poste, D.V.M., Ph.D.

/s/ GEORGE A. SCANGOS	Director	February 21, 2013
George A. Scangos, Ph.D.

/s/ LANCE WILLSEY	Director	February 21, 2013
Lance Willsey, M.D.

/s/ JACK L. WYSZOMIERSKI	Director	February 21, 2013
Jack L. Wyszomierski

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011
4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	2/7/2000
4.2	Form of Warrant, dated June 10, 2009, to purchase 500,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	10-Q, as amended	000-30235	4.4	7/30/2009
4.3	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC.	10-Q	000-30235	4.4	8/5/2010
4.4*	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited	8-K	000-30235	4.9	6/9/2008
4.5	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design International, L.P.	10-Q	000-30235	10.1 (Exhibit A-1)	8/5/2010
4.6	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design Fund, L.P.	10-Q	000-30235	10.1 (Exhibit A-2)	8/5/2010
4.7	Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.1	8/14/2012
4.8	First Supplemental Indenture dated August 14, 2012 to Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.2	8/14/2012
4.9	Form of 4.25% Convertible Senior Subordinated Note due 2019	8-K	000-30235	4.2 (Exhibit A)	8/14/2012
10.1†	Form of Indemnity Agreement.	S-1, as amended	333-96335	10.1	2/7/2000
10.2†	2000 Equity Incentive Plan.	10-Q	000-30235	10.1	5/3/2007
10.3†	Form of Stock Option Agreement under the 2000 Equity Incentive Plan (early exercise permissible).	10-Q	000-30235	10.2	11/8/2004
10.4†	Form of Stock Option Agreement under the 2000 Equity Incentive Plan (early exercise may be restricted).	8-K	000-30235	10.1	12/15/2004
10.5†	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.	10-K	000-30235	10.6	3/10/2010

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.6†	2000 Non-Employee Directors’ Stock Option Plan.					X
10.7†	Form of Stock Option Agreement under the 2000 Non-Employee Directors’ Stock Option Plan.	10-K	000-30235	10.7	2/22/2011
10.8†	2000 Employee Stock Purchase Plan.	Schedule 14A	000-30235	A	4/13/2009
10.9†	2010 Inducement Award Plan	10-K	000-30235	10.10	3/10/2010
10.10†	Form of Stock Option Agreement under the 2010 Inducement Award Plan.	10-K	000-30235	10.11	3/10/2010
10.11†	Form of Restricted Stock Unit Agreement under the 2010 Inducement Award Plan.	10-K	000-30235	10.12	3/10/2010
10.12†	2011 Equity Incentive Plan.	8-K	000-30235	10.1	5/24/2011
10.13†	Form of Stock Option Agreement under the 2011 Equity Incentive Plan	10-Q	000-30235	10.3	8/4/2011
10.14†	Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-Q	000-30235	10.4	8/4/2011
10.15†	Exelixis, Inc. 401(k) Plan.	10-K	000-30235	10.13	3/10/2010
10.16†	Exelixis, Inc. 401(k) Plan Adoption Agreement.	10-K	000-30235	10.14	3/10/2010
10.17†	Offer Letter Agreement, dated February 3, 2000, between Michael Morrissey, Ph.D., and Exelixis, Inc.	10-Q	000-30235	10.43	8/5/2004
10.18†	Offer Letter Agreement, dated November 20, 2003, between Frank Karbe and Exelixis, Inc.	10-Q	000-30235	10.46	8/5/2004
10.19†	Offer Letter Agreement, dated March 27, 2000, between Pamela Simonton, J.D., L.L.M. and Exelixis, Inc.	10-K	000-30235	10.17	3/15/2005
10.20†	Offer Letter Agreement, dated June 20, 2006, between Exelixis, Inc. and Gisela M. Schwab, M.D.	8-K	000-30235	10.1	6/26/2006
10.21†	Offer Letter Agreement, dated October 6, 2011, between Exelixis, Inc. and J. Scott Garland.	10-K	000-30235	10.21	2/22/2012
10.22†	Resignation Agreement dated July 22, 2010, by and between Exelixis, Inc. and George A. Scangos	10-Q	000-30235	10.1	11/4/2010
10.23†	Special One-Time Cash Bonus Information for Named Executive Officers.	8-K	000-30235	10.1	12/7/2012
10.24†	Compensation Information for Named Executive Officers.	8-K	000-30235	10.10	2/8/2013
10.25†	Compensation Information for Non-Employee Directors.					X
10.26†	Exelixis, Inc. Change in Control and Severance Benefit Plan, as amended and restated.	10-Q	000-30235	10.2	10/27/2011
10.27*	Product Development and Commercialization Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-Q	000-30235	10.36	11/8/2002

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.28*	First Amendment, dated January 10, 2005, to the Product Development and Commercialization Agreement, dated October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-K	000-30235	10.24	3/15/2005
10.29*	Second Amendment, dated June 13, 2008, to the Product Development and Commercialization Agreement, dated October 28, 2002, by and between SmithKlineBeecham Corporation d/b/a GlaxoSmithKline and Exelixis, Inc.	10-Q	000-30235	10.3	8/5/2008
10.30*	Letter Agreement, dated February 17, 2009, between Exelixis, Inc. and SmithKlineBeecham Corporation d/b/a GlaxoSmithKline.	10-Q, as amended	000-30235	10.1	5/7/2009
10.31*	Amended and Restated Collaboration Agreement, dated April 15, 2011, by and between Exelixis, Inc., Exelixis Patent Company, LLC., and Bristol-Myers Squibb Company.	10-Q	000-30235	10.5	8/4/2011
10.32*	Collaboration Agreement, dated December 22, 2006, between Exelixis, Inc. and Genentech, Inc.	10-K	000-30235	10.39	2/27/2007
10.33*	First Amendment, dated March 13, 2008, to the Collaboration Agreement, dated December 22, 2006, between Exelixis, Inc. and Genentech, Inc.	10-Q	000-30235	10.1	5/6/2008
10.34	Second Amendment, dated April 30, 2010, to the Collaboration Agreement, dated December 22, 2006, between Exelixis, Inc. and Genentech, Inc.	10-Q	000-30235	10.5	8/5/2010
10.35	Lease, dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	S-1, as amended	333-96335	10.11	2/7/2000
10.36	First Amendment, dated March 29, 2000, to Lease, dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-Q	000-30235	10.1	5/15/2000
10.37	Second Amendment, dated January 31, 2001, to Lease dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	S-1, as amended	333-152166	10.44	7/7/2008
10.38	Third Amendment, dated May 24, 2001, to Lease dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-K	000-30235	10.46	2/22/2011
10.39	Lease Agreement, dated May 24, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-Q	000-30235	10.48	8/5/2004
10.40	First Amendment, dated February 28, 2003, to Lease, dated May 24, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	S-1, as amended	333-152166	10.46	7/7/2008
10.41	Second Amendment, dated July 20, 2004, to Lease, dated May 24, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-Q	000-30235	10.49	8/5/2004

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.42	Lease Agreement, dated May 27, 2005, between Exelixis, Inc. and Britannia Pointe Grand Limited Partnership.	8-K	000-30235	10.1	5/27/2005
10.43	Sublease, dated July 25, 2011, between Exelixis, Inc. and Nodality, Inc.	10-Q	000-30235	10.3	10/27/2011
10.44	Consent to Sublease, dated August 16, 2011, by and among HCP Life Science REIT, Inc., Exelixis, Inc., and Nodality, Inc.	10-Q	000-30235	10.4	10/27/2011
10.45	Side Letter dated April 12, 2012 to Sublease between Exelixis, Inc. and Nodality, Inc.	10-Q	000-30235	10.1	8/2/2012
10.46	First Amendment to Sublease dated effective June 1, 2012 by and between Exelixis, Inc. and Nodality, Inc.	10-Q	000-30235	10.2	8/2/2012
10.47	Consent of Landlord dated June 1, 2012 to First Amendment to Sublease dated effective June 1, 2012 by and between Exelixis, Inc. and Nodality, Inc.	10-Q	000-30235	10.2	8/2/2012
10.48	Sublease, dated July 25, 2011, between Exelixis, Inc. and Threshold Pharmaceuticals, Inc.	10-Q	000-30235	10.5	10/27/2011
10.49	Consent to Sublease, dated August 19, 2011, by and among HCP Life Science REIT, Inc., Exelixis, Inc., and Threshold Pharmaceuticals, Inc.	10-Q	000-30235	10.6	10/27/2011
10.50	Lease Agreement, dated September 14, 2007, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-Q	000-30235	10.5	11/5/2007
10.51	First Amendment, dated May 31, 2008, to Lease Agreement, dated September 14, 2007, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-Q	000-30235	10.1	8/5/2008
10.52	Second Amendment, dated October 23, 2008, to Lease Agreement, dated September 14, 2007, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-K	000-30235	10.62	3/10/2009
10.53	Third Amendment, dated October 24, 2008, to Lease Agreement, dated September 14, 2007, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-K	000-30235	10.63	3/10/2009
10.54	Fourth Amendment, dated July 9, 2010, to Lease Agreement, dated September 14, 2007, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-Q	000-30235	10.2	11/4/2010
10.55	Sublease Agreement, dated July 9, 2010, by and between Exelixis, Inc. and Onyx Pharmaceuticals, Inc.	10-Q	000-30235	10.4	11/4/2010
10.56	Consent to Sublease dated July 9, 2010 by and among ARE-San Francisco No. 12, LLC, Exelixis, Inc. and Onyx Pharmaceuticals, Inc.	10-Q	000-30235	10.3	11/4/2010

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.57	Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc.	10-Q	000-30235	10.34	8/6/2002
10.58	Loan Modification Agreement, dated December 21, 2004, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/23/2004
10.59	Amendment No. 7, dated December 21, 2006, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/27/2006
10.60	Amendment No. 8, dated December 21, 2007, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/26/2007
10.61	Amendment No. 9, dated December 22, 2009, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/23/2009
10.62*	Amendment No. 10, dated June 2, 2010, to the Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc.	10-Q	000-30235	10.3	8/5/2010
10.63*	Amendment No. 11, dated August 18, 2011, to the Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc.	10-Q	000-30235	10.7	10/27/2011
10.64	Pledge and Escrow Agreement dated August 14, 2012 by and among Exelixis, Inc., Wells Fargo Bank, National Association and Wells Fargo Bank, National Association	8-K	000-30235	10.1	8/14/2012
10.65*	Amended and Restated Collaboration Agreement, dated April 15, 2011, by and between Exelixis, Inc., Exelixis Patent Company, LLC., and Bristol-Myers Squibb Company.	10-Q	000-30235	10.6	8/4/2011
10.66*	License Agreement, dated May 27, 2009, between Exelixis, Inc. and Sanofi.	10-Q, as amended	000-30235	10.1	7/30/2009
10.67*	Collaboration Agreement, dated May 27, 2009, between Exelixis, Inc. and Sanofi.	10-Q, as amended	000-30235	10.2	7/30/2009
10.68*	Termination Agreement, dated December 22, 2011, between Exelixis, Inc. and Sanofi.	10-K	000-30235	10.83	2/22/2012
10.69	Letter, dated May 27, 2009, relating to regulatory filings for the Collaboration Agreement, dated May 27, 2009, between Exelixis, Inc. and Sanofi.	10-Q, as amended	000-30235	10.3	7/30/2009
10.70	Note Purchase Agreement, dated June 2, 2010, by and between Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P. and Exelixis, Inc.	10-Q	000-30235	10.1	8/5/2010

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.71	Consent and Amendment dated as of August 6, 2012 to Note Purchase Agreement, dated as of June 2, 2010, between Exelixis, Inc., Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.	8-K	000-30235	10.1	8/6/2012
10.72	Security Agreement, dated July 1, 2010, by and between Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P. and Exelixis, Inc.	10-Q	000-30235	10.2	8/5/2010
10.73*	Amended and Restated License Agreement, dated April 15, 2011, by and between Exelixis, Inc., Exelixis Patent Company, LLC, and Bristol-Myers Squibb Company.	10-Q	000-30235	10.7	8/4/2011
10.74*	Amended and Restated Collaboration Agreement, dated April 15, 2011, by and between Exelixis, Inc., Exelixis Patent Company, LLC, and Bristol-Myers Squibb Company.	10-Q	000-30235	10.8	8/4/2011
10.75*	Exclusive License Agreement, dated December 20, 2011, between Exelixis, Inc. and Merck.	10-K	000-30235	10.91	2/22/2012
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (contained on signature page).					X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1‡
Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Management contract or compensatory plan.

*	Confidential treatment granted for certain portions of this exhibit.

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