Form 10-Q
period 2013-03-29
EXELIXIS, INC.
filed 2013-05-07
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2013, there were 183,801,796 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$171,232	$170,069
Short-term investments	185,332	241,371
Short-term restricted cash and investments	12,206	12,246
Trade and other receivables	3,865	2,751
Inventory	280	—
Prepaid expenses and other current assets	11,030	6,104
Total current assets	383,945	432,541
Long-term investments	176,088	182,311
Long-term restricted cash and investments	21,899	27,964
Property and equipment, net	5,786	6,059
Goodwill	63,684	63,684
Other assets	8,125	8,538
Total assets	$659,527	$721,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,498	$4,398
Accrued clinical trial liabilities	21,263	20,560
Accrued compensation and benefits	6,500	10,375
Other accrued liabilities	10,392	11,795
Current portion of convertible notes	10,000	10,000
Current portion of loans payable	2,858	3,170
Current portion of restructuring	4,077	5,085
Deferred revenue	9,211	16,321
Total current liabilities	67,799	81,704
Long-term portion of convertible notes	236,385	240,476
Long-term portion of loans payable	81,611	82,090
Long-term portion of restructuring	12,767	14,137
Other long-term liabilities	6,113	6,256
Total liabilities	404,675	424,663
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding: 183,789,132 and 183,697,213 shares at March 31, 2013 and December 31, 2012, respectively	184	183
Additional paid-in capital	1,553,297	1,550,345
Accumulated other comprehensive income (loss)	102	(92)
Accumulated deficit	(1,298,731)	(1,254,002)
Total stockholders’ equity	254,852	296,434
Total liabilities and stockholders’ equity	$659,527	$721,097

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
License and contract revenues	$7,813	$18,510
Net product revenues	1,856	—
Total revenues	9,669	18,510
Operating expenses:
Cost of goods sold	280	—
Research and development	32,735	33,096
Selling, general and administrative	10,545	7,905
Restructuring charge (credit)	119	(195)
Total operating expenses	43,679	40,806
Loss from operations	(34,010)	(22,296)
Other income (expense), net:
Interest income and other, net	338	160
Interest expense	(11,057)	(4,004)
Total other income (expense), net	(10,719)	(3,844)
Loss before income taxes	(44,729)	(26,140)
Income tax provision	—	11
Net loss	$(44,729)	$(26,151)
Net loss per share, basic and diluted	$(0.24)	$(0.18)
Shares used in computing basic and diluted net loss per share	183,742	141,940
EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(44,729)	$(26,151)
Other comprehensive income (1)	194	188
Comprehensive loss	$(44,535)	$(25,963)
____________________

(1)
Other comprehensive income consisted solely of unrealized gains on available for sale securities arising during the periods presented. There were no reclassification adjustments to net income resulting from realized gains or losses on the sale of securities and there was no income tax expense related to other comprehensive income during those periods.

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(44,729)	$(26,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	842	1,233
Stock-based compensation expense	2,679	2,332
Restructuring credit for property and equipment	—	(195)
Accretion of debt discount	6,314	2,193
Other	1,733	1,304
Changes in assets and liabilities:
Other receivables	(1,114)	27,870
Inventory	(280)	—
Prepaid expenses and other current assets	(4,757)	(268)
Other assets	—	(116)
Accounts payable and other accrued liabilities	(5,472)	(2,736)
Restructuring liability	(2,378)	(1,865)
Other long-term liabilities	(143)	(87)
Deferred revenue	(7,110)	(18,480)
Net cash used in operating activities	(54,415)	(14,966)
Cash flows from investing activities:
Purchases of property and equipment	(729)	(72)
Proceeds from sale of property and equipment	—	847
Proceeds from maturities of restricted cash and investments	6,647	504
Purchase of restricted cash and investments	(504)	(504)
Proceeds from maturities of investments	157,096	60,315
Purchases of investments	(96,157)	(113,368)
Net cash provided by (used in) investing activities	66,353	(52,278)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	64,990
Proceeds from exercise of stock options and warrants	16	109
Principal payments on debt	(10,791)	(1,646)
Net cash (used in) provided by financing activities	(10,775)	63,453
Net increase (decrease) in cash and cash equivalents	1,163	(3,791)
Cash and cash equivalents at beginning of period	170,069	74,257
Cash and cash equivalents at end of period	$171,232	$70,466
The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biotechnology company committed to developing small molecule therapies for the treatment of cancer. We are focusing our proprietary resources and development and commercialization efforts exclusively on COMETRIQ™ (cabozantinib), our wholly-owned inhibitor of multiple receptor tyrosine kinases. On November 29, 2012, the U.S. Food and Drug Administration approved COMETRIQ for the treatment of progressive, metastatic medullary thyroid cancer (“MTC”), in the United States, where it became commercially available in late January 2013. Cabozantinib is being evaluated in a variety of other cancer indications through a broad development program, including two ongoing phase 3 pivotal trials in metastatic castration-resistant prostate cancer and two additional phase 3 pivotal trials in metastatic hepatocellular cancer and metastatic renal cell cancer that we plan to initiate later in 2013. We believe COMETRIQ has the potential to be a high-quality, broadly-active and differentiated anti-cancer agent that can make a meaningful difference in the lives of patients. Our objective is to develop COMETRIQ into a major oncology franchise, and we believe that the approval of COMETRIQ for the treatment of progressive, metastatic MTC provides us with the opportunity to establish a commercial presence in furtherance of this objective.
We have also established a portfolio of other novel compounds that we believe have the potential to address serious unmet medical needs. Many of these compounds are being advanced by partners as part of collaborations, at no cost to us but with significant retained economics to us in the event these compounds are commercialized. As disclosed on ClinicalTrials.gov (NCT01689519), a phase 3 clinical trial for one of these compounds, cobimetinib (GDC-0973/XL518), which we out-licensed to Genentech, Inc. (a wholly-owned member of the Roche Group), was initiated in November 2012.
Basis of Consolidation
The consolidated financial statements include the accounts of Exelixis and those of our wholly-owned subsidiary. All intercompany balances and transactions have been eliminated.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the period presented have been included.
Exelixis adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2012, a 52-week year, ended on December 28, 2012, and fiscal year 2013, a 52-week year, will end on December 27, 2013. For convenience, references in this report as of and for the fiscal quarters ended March 30, 2012 and March 29, 2013, and as of the fiscal year ended December 28, 2012, are indicated as ended March 31, 2012, March 31, 2013, and December 31, 2012, respectively.
Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on February 21, 2013.
Use of Estimates
The preparation of the consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, inventory valuation, valuation of long-lived assets, certain accrued liabilities, share-based compensation and the valuation of the debt and equity components of our convertible debt at issuance. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Inventory
We consider regulatory approval of product candidates to be uncertain and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized as inventory but rather are expensed as research and development costs. When regulatory approval is obtained, we begin capitalization of inventory. We received regulatory approval for our first product, COMETRIQ, on November 29, 2012.
Inventory is valued at the lower of cost or net realizable value. We determine the cost of inventory using the standard-cost method, which approximates actual cost based on a first-in, first-out method. We analyze our inventory levels quarterly and write down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are recognized as Cost of goods sold in the Consolidated Statements of Operations.
Revenue Recognition
We recognize revenue from the sale of COMETRIQ and from license fees and milestones earned on research and collaboration arrangements. See “Note 1 - Organization and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of our policies for revenue recognition on research and collaboration agreements. We have not entered into any new collaboration agreements during the three months ended March 31, 2013. See “Note 2 - Research and Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of our existing collaboration agreements.
Net Product Revenues
We recognize revenue when it is both realized or realizable and earned. This occurs upon shipment of the product to the patient provided we meet the revenue recognition criteria that persuasive evidence of an arrangement exists, delivery has occurred, title has transferred, the price is fixed or determinable, there are no customer acceptance requirements, and collectability of the resulting receivable is reasonably assured.
We sell our product, COMETRIQ, in the United States to a specialty pharmacy that benefits from customer incentives and has a right of return. We have a limited sales history and cannot reliably estimate expected returns of the product at the time of shipment to the specialty pharmacy. Accordingly, upon shipment to the specialty pharmacy, we record deferred revenue on our Consolidated Balance Sheets. We recognize revenue when the specialty pharmacy provides the product to a patient based on the fulfillment of a prescription. We record revenue using an analysis of prescription data from our specialty pharmacy. This approach is frequently referred to as the “sell-through” revenue recognition model. Once the prescription has been provided to the patient, it is generally not subject to return.
Product Sales Discounts and Allowances
We calculate gross product revenues based on the price that we charge our specialty pharmacy. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, and (c) estimated costs of patient assistance programs. We initially record estimates for these deductions at the time we recognize the gross revenue. We update our estimates on a recurring basis as new information becomes available.
Customer Credits: The specialty pharmacy is offered discount of 2% for prompt payment. We expect the specialty pharmacy will earn prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized.
Mandated Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for the expected utilization of rebates are based on data received from the specialty pharmacy. Rebates are generally invoiced and paid in arrears, such that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarter’s unpaid rebates. If actual future rebates vary from estimates, we may need to adjust our accruals, which would affect net revenue in the period of adjustment.
Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty pharmacy. Contracted customers, which currently consist primarily of Public Health Service institutions, non-profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty pharmacy, in turn, charges back to us the difference between the price initially paid by the specialty pharmacy and the discounted price paid to the specialty pharmacy by the customer. The allowance for chargebacks is based on known sales to contracted customers.
Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for expected Medicare Part D coverage gap are based in part on third party market research data and on data received from the specialty pharmacy. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter's activity, plus an accrual balance for known prior quarter activity. If actual future funding varies from estimates, we may need to adjust our accruals, which would affect net revenue in the period of adjustment.
Co-payment Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by our specialty pharmacy.
Patient Assistance Program
We provide COMETRIQ at no cost to eligible patients who have no insurance or are otherwise unable to pay for our product through our Patient Assistance Program (“PAP”). We record the cost of the product as a selling, general and administrative expense at the time the product is designated as PAP inventory.
Cost of Goods Sold
Cost of goods sold is related to our product revenues and consists primarily of indirect labor costs, a 3% royalty we are required to pay GlaxoSmithKline (“GSK”) and direct logistics costs. Manufacturing costs for current product sales were incurred prior to regulatory approval of COMETRIQ for the treatment of progressive, metastatic MTC and expensed as research and development costs, rather than capitalized as inventory.
In accordance with our 2002 collaboration agreement with GSK, we are required to pay them a 3% royalty on the Net Sales of any product incorporating cabozantinib, including COMETRIQ. Net Sales is defined in the collaboration agreement generally as the gross invoiced sales price less customer credits, rebates, chargebacks, shipping costs, customs duties, and sales and other similar tax payments we are required to make.
Recently Adopted Accounting Pronouncements
In February 2013, Accounting Standards Codification Topic 220, Comprehensive Income was amended to require additional information about amounts reclassified out of accumulated other comprehensive income. We adopted this guidance beginning January 1, 2013, and will provide the additional information when such reclassifications occur. The amendment did not have a material effect on our consolidated financial statements.

NOTE 2: RESTRUCTURINGS
We implemented restructurings in March 2010, December 2010, March 2011 and May 2012 (referred to collectively as the “Restructurings”) as a consequence of our decision to focus our proprietary resources and development efforts on the development and commercialization of cabozantinib. The aggregate reduction in headcount from the Restructurings was 422 employees. Charges and credits related to the Restructurings were recorded in periods other than those in which the Restructurings were implemented as a result of sublease activities for our buildings in South San Francisco, California, changes in assumptions regarding anticipated sublease activities, the effect of the passage of time on our discounted cash flow computations, previously planned employee terminations, and sales of excess equipment and other assets.
We have recorded aggregate restructuring charges of $52.2 million in connection with the Restructurings, of which $21.2 million related to termination benefits, $28.7 million related to facility charges, $2.2 million net related to the impairment of excess equipment and other assets, and an additional minor amount related to legal and other fees. Asset impairment charges were partially offset by cash proceeds of $2.6 million from the sale of such assets.
For the three months ended March 31, 2013, we recorded restructuring charges of $0.1 million, which related to facility charges in connection with the exit of all or portions of three of our buildings in South San Francisco. For the three months ended March 31, 2012, we recorded a restructuring credit of $0.2 million, which primarily related to asset auctions and direct sales of previously impaired assets, partially offset by facility charges in connection with the exit of all or portions of three of our buildings in South San Francisco.
The total outstanding restructuring liability related to the Restructurings is included in current and long-term portion of restructuring on our Consolidated Balance Sheets. The components and changes of these liabilities during the three months ended March 31, 2013 and the year ended December 31, 2012 are summarized in the following table (in thousands):

	Employee Severance And Other Benefits	Facility Charges	Asset Impairment	Legal and Other Fees	Total
Restructuring liability as of December 31, 2011	$6	$13,921	$—	$51	$13,978
Restructuring charge	970	8,276	(47)	(28)	9,171
Cash payments	(965)	(5,299)	—	(3)	(6,267)
Adjustments or non-cash credits including stock compensation expense	(11)	2,304	(891)	—	1,402
Proceeds from sale of assets	—	—	938	—	938
Restructuring liability as of December 31, 2012	—	19,202	—	20	19,222
Restructuring charge	—	119	—	—	119
Cash payments	—	(2,424)	—	—	(2,424)
Adjustments or non-cash credits	—	(73)	—	—	(73)
Proceeds from sale of assets	—	—	—	—	—
Restructuring liability as of March 31, 2013	$—	$16,824	$—	$20	$16,844
We expect to pay accrued facility charges of $16.8 million, net of cash received from our subtenants, through 2017, or the end of our lease terms of the buildings. With respect to our Restructurings, we expect to incur additional restructuring charges of $2.5 million relating to certain of our South San Francisco buildings that we plan to exit at a future date and which remained in use as of March 31, 2013. These charges will be recorded through the end the building lease terms, the latest of which ends in 2017.
The Restructurings have resulted in aggregate cash expenditures of $31.2 million, net of $2.6 million in cash received in connection with the sale of excess equipment and other assets. Net cash expenditures for the Restructurings were $2.4 million and $1.0 million during the three months ended March 31, 2013 and 2012, respectively.
The restructuring charges that we expect to incur in connection with the Restructurings are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the Restructurings.

NOTE 3. CASH AND INVESTMENTS
The following table summarizes cash and cash equivalents, investments, and restricted cash and investments by balance sheet line item as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash and cash equivalents	$171,232	$—	$—	$171,232
Short-term investments	185,309	69	(46)	185,332
Short-term restricted cash and investments	12,202	4	—	12,206
Long-term investments	176,071	120	(103)	176,088
Long-term restricted cash and investments	21,878	21	—	21,899
Total cash and investments	$566,692	$214	$(149)	$566,757

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash and cash equivalents	$170,070	$—	$(1)	$170,069
Short-term investments	241,391	46	(66)	241,371
Short-term restricted cash and investments	12,242	4	—	12,246
Long-term investments	182,407	28	(124)	182,311
Long-term restricted cash and investments	27,943	21	—	27,964
Total cash and investments	$634,053	$99	$(191)	$633,961
Under our loan and security agreement with Silicon Valley Bank, we are required to maintain compensating balances on deposit in one or more investment accounts with Silicon Valley Bank and certain other designated financial institutions. The total collateral balances as of March 31, 2013 and December 31, 2012 were $86.2 million and $87.0 million, respectively and are reflected in our Consolidated Balance Sheets in Short- and Long-term investments. See Note 7 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for more information regarding the collateral balance requirements under our Silicon Valley Bank loan and security agreement.
All of our cash equivalents and investments are classified as available-for-sale. The following table summarizes our cash equivalents and investments by security type as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$28,609	$—	$—	$28,609
Commercial paper	152,503	—	—	152,503
Corporate bonds	269,921	149	(149)	269,921
U.S. Treasury and government sponsored enterprises	89,600	65	—	89,665
Municipal bonds	26,059	—	—	26,059
Total cash and investments	$566,692	$214	$(149)	$566,757

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$81,744	$2	$—	$81,746
Commercial paper	167,223	8	—	167,231
Corporate bonds	222,106	30	(187)	221,949
U.S. Treasury and government sponsored enterprises	132,933	59	(1)	132,991
Municipal bonds	30,047	—	(3)	30,044
Total cash and investments	$634,053	$99	$(191)	$633,961
All of our investments are subject to a quarterly impairment review. During the three month periods ended March 31, 2013 and 2012, we did not record any other-than-temporary impairment charges on our available-for-sale securities. As of March 31, 2013, the fair value of investments that were in an unrealized loss position was $174.0 million, including $135.9 million in corporate bonds. All investments in an unrealized loss position have been so for less than one year and the unrealized losses were not attributed to credit risk. Based on the scheduled maturities of our investments, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The following summarizes the fair value of securities classified as available-for-sale by contractual maturity as of March 31, 2013 (in thousands):

	Mature within One Year	After One Year through Two Years	Fair Value
Money market funds	$23,991	$—	$23,991
Commercial paper	152,503	—	152,503
Corporate bonds	135,534	134,387	269,921
U.S. Treasury and government sponsored enterprises	71,432	18,233	89,665
Municipal bonds	26,059	—	26,059
Total	$409,519	$152,620	$562,139
The classification of certain compensating balances and restricted investments are dependent upon the term of the underlying restriction on the asset and not the maturity date of the investment. Therefore, certain long-term investments and long-term restricted cash and investments have contractual maturities within one year.
During the three month periods ended March 31, 2013 and 2012, there were no sales of investments, and therefore there were no reclassification adjustments of accumulated other comprehensive income to net income resulting from realized gains or losses on the sale of securities.

NOTE 4. INVENTORY
Inventory consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$93	$—
Work in process	132	—
Finished goods	55	—
Total	$280	$—
We received regulatory approval for our first product, COMETRIQ, on November 29, 2012. As of December 31, 2012, our recorded inventory balance was $0 as we did not incur any costs that would be recorded as inventory subsequent to the receipt of regulatory approval and prior to year end.

NOTE 5. DEBT
The amortized carrying amount of our debt consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Convertible Senior Subordinated Notes due 2019	$153,533	$149,800
Deerfield Notes	92,852	100,676
Silicon Valley Bank term loan	80,000	80,000
Silicon Valley Bank line of credit	4,469	5,260
Total debt	330,854	335,736
Less: current portion	(12,858)	(13,170)
Long-term debt	$317,996	$322,566
See “Note 7 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information on the terms of our debt, including a description of the conversion features of the of 4.25% convertible senior subordinated notes due 2019 (the “2019 Notes.”) and our Secured Convertible Notes due June 2015 (the “Deerfield Notes”).
Convertible Senior Subordinated Notes due 2019 and Related Concurrent Offering of Our Common Stock
In August 2012, we issued and sold $287.5 million aggregate principal amount the 2019 Notes. As of March 31, 2013, the entire principal balance remains outstanding. The following is a summary of the liability component of the 2019 Notes as of March 31, 2013 (in thousands):

March 31, 2013
Net carrying amount of the liability component	$153,533
Unamortized discount of the liability component	133,967
Face amount of the 2019 Notes	$287,500
The debt discount and debt issuance costs will be amortized as interest expense through August 2019. During the three months ended March 31, 2013, total interest expense for the 2019 Notes was $7.0 million, including stated coupon interest of $3.1 million and the amortization of the debt discount and debt issuance costs of $3.9 million. The balance of unamortized fees and costs was $4.5 million and $4.7 million as of March 31, 2013 and December 31, 2012, respectively, which is recorded in the accompanying Consolidated Balance Sheet as Other assets.
Secured Convertible Notes due June 2015
In June 2010, we entered into a note purchase agreement with entities affiliated with Deerfield Management Company, L.P. (“Deerfield”), pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million initial principal amount of the Deerfield Notes. As of March 31, 2013 and December 31, 2012, the remaining outstanding principal balance on the Deerfield Notes was $114.0 million and $124.0 million, respectively. During the three months ended March 31, 2013 and the same period in 2012, total interest expense for the Deerfield Notes was $3.9 million and $3.8 million, respectively, including the stated coupon rate and the amortization of the debt discount and debt issuance costs. The non-cash expense relating to the amortization of the debt discount and debt issuance costs were $2.4 million and $2.3 million, respectively, during those periods. The balance of unamortized fees and costs was $2.1 million and $2.3 million as of March 31, 2013 and December 31, 2012, respectively, which is recorded in the accompanying Consolidated Balance Sheet as Other assets.

NOTE 6. FAIR VALUE MEASUREMENTS
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
The following table sets forth the fair value of our financial assets that were measured and recorded on a recurring basis as of March 31, 2013 and December 31, 2012. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$23,991	$—	$—	$23,991
Commercial paper	—	152,503	—	152,503
Corporate bonds	—	269,921	—	269,921
U.S. Treasury and government sponsored enterprises	—	89,665	—	89,665
Municipal bonds	—	26,059	—	26,059
Total	$23,991	$538,148	$—	$562,139

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$76,050	$—	$—	$76,050
Commercial paper	—	167,231	—	167,231
Corporate bonds	—	221,949	—	221,949
U.S. Treasury and government sponsored enterprises	—	132,991	—	132,991
Municipal bonds	—	30,044	—	30,044
Total	$76,050	$552,215	$—	$628,265
The estimated fair values of our financial instruments that are carried at amortized cost for which it is practicable to determine a fair value were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Subordinated Notes due 2019	$153,533	$290,346	$149,800	$280,111
Silicon Valley Bank term loan	$80,000	$79,767	$80,000	$79,542
Silicon Valley Bank Line of Credit	$4,469	$4,467	$5,260	$5,253
There is no practicable method to determine the fair value of the Deerfield Notes due to the unique structure of the instrument that was financed by entities affiliated with Deerfield and the current non-liquid market in structured notes. The carrying amounts of cash, trade and other receivables, accounts payable and accrued clinical trial liabilities approximate their fair values and are excluded from the tables above.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate a value:

•
When available, we value investments based on quoted prices for those financial instruments, which is a Level 1 input. Our remaining investments are valued using third-party pricing sources, which use observable market prices, interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing, which is a Level 2 input.

•
2019 Notes are valued using a third-party pricing model that is based in part on average trading prices, which is a Level 2 input. The 2019 Notes are not marked-to-market and are shown at their initial fair value less the unamortized discount; the portion of the value allocated to the conversion option is included in Stockholders’ equity in the accompanying Consolidated Balance Sheets.

•
We have estimated the fair value of our other debt instruments, where possible, using the net present value of the payments discounted at an interest rate that is consistent with money-market rates that would have been earned on our non-interest-bearing compensating balances, which is a Level 2 input.

NOTE 7. STOCK-BASED COMPENSATION
We recorded and allocated employee stock-based compensation expenses for our equity incentive plans and our 2000 Employee Stock Option Plan (“ESPP”) as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Research and development expense	$1,407	$1,207
Selling, general and administrative expense	1,268	1,097
Total employee stock-based compensation expense	$2,675	$2,304
We use the Black-Scholes option pricing model to value our stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. We considered implied volatility as well as our historical volatility in developing our estimate of expected volatility. The fair value of employee stock option awards and Employee Stock Purchase Plan purchases was estimated using the following assumptions and weighted average fair values:

	Stock Options
	Three Months Ended March 31,
	2013	2012
Weighted average grant-date fair value	$2.45	$2.91
Risk-free interest rate	0.78%	1.00%
Dividend yield	—%	—%
Volatility	62%	65%
Expected life	5.2 years	5.2 years

	Employee Stock Purchase Plan
	Three Months Ended March 31,
	2013	2012
Weighted average grant-date fair value	$1.59	$2.61
Risk-free interest rate	0.15%	0.05%
Dividend yield	—%	—%
Volatility	67%	68%
Expected life	6 months	6 months
755,792 of the stock options outstanding as of March 31, 2013 were granted subject to performance objectives tied to the achievement of clinical goals set by the Compensation Committee of our Board of Directors and will vest in full or part based on achievement of such goals. As of March 31, 2013, we have assumed that achievement of those performance objectives is probable.

A summary of all stock option activity for the three months ended March 31, 2013 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	18,448,550	$6.85
Granted	284,610	$4.64
Exercised	(3,566)	$4.42
Forfeited	(551,876)	$6.38
Options outstanding at March 31, 2013	18,177,718	$6.83	4.52	$167
Exercisable at March 31, 2013	12,886,469	$7.35	3.81	$140
As of March 31, 2013, $5.5 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 2.86 years.
A summary of all restricted stock unit (“RSU”) activity for the three months ended March 31, 2013 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Awards outstanding at December 31, 2012	1,294,621	$6.07
Awarded	46,870	$4.63
Released	(75,752)	$7.39
Forfeited	(5,088)	$5.83
Awards outstanding at March 31, 2013	1,260,651	$5.94	1.67	$5,824
As of March 31, 2013, $13.8 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 2.82 years.

NOTE 8. NET LOSS PER SHARE
The following table sets forth a reconciliation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss	$(44,729)	$(26,151)
Denominator:
Shares used in computing basic and diluted net loss per share	183,742	141,940
Net loss per share, basic and diluted	$(0.24)	$(0.18)

Diluted loss income per share gives effect to potential incremental common shares issuable upon the exercise of stock options and warrants, upon vesting of RSUs, upon the purchase from contributions to our ESPP (all calculated based on the treasury stock method), and upon conversion of our convertible debt (calculated using the if-converted method) and the effect is not anti-dilutive. The following table sets forth potential shares of common stock that are not included in the computation of diluted net loss per share because to do so would be antidilutive (in thousands):

	Three Months Ended March 31,
	2013	2012
Convertible debt	54,123	—
Outstanding stock options, unvested RSUs and ESPP contributions	18,181	18,382
Warrants	1,441	1,441
Total potentially dilutive shares	73,745	19,823

NOTE 9. CONTINGENCIES
Pending Litigation
From time to time, we are party to legal proceedings, claims and investigations in the ordinary course of business, including the matter described below.
In December 2012, a former officer filed a lawsuit against us and our chief executive officer in California state court seeking unspecified monetary damages based on contract and tort claims in connection with the former officer’s execution and revocation of a Rule 10b5-1 stock trading plan in December 2010. We intend to defend this claim vigorously. This matter is at a very early stage, and we are unable to reasonably estimate the possible loss or range of loss, if any.

NOTE 10. CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, trade and other receivables and investments. Cash equivalents and investments consist of money market funds, taxable commercial paper, corporate bonds with high credit quality, U.S. government agency obligations and U.S. government sponsored enterprises. All cash and cash equivalents, and investments are maintained with financial institutions that management believes are creditworthy.
Trade and other receivables are typically unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception. Currently, all of our trade receivables are with the specialty pharmacy that sells COMETRIQ.
The following table sets forth the percentage of revenues recognized under our collaboration agreements and product sales to the specialty pharmacy that represent 10% or more of total revenues during the three months ending March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Collaborator:
Bristol-Myers Squibb	81%	42%
Merck	—%	58%
Pharmacy:
Diplomat Specialty Pharmacy	19%	—%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis contains forward-looking statements. These statements are based on Exelixis, Inc.’s (“Exelixis,” “we,” “our” or “us”) current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “focus,” “objective,” “will,” “may,” “could,” “would,” “estimate,” “predict,” “potential,” “continue,” “encouraging,” “suggest,” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Part II, Item 1A of this Form 10-Q, as well as those discussed elsewhere in this report.
This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission, or SEC, on February 21, 2013. Operating results are not necessarily indicative of results that may occur in future periods. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
Overview
We are a biotechnology company committed to developing small molecule therapies for the treatment of cancer. We are focusing our proprietary resources and development and commercialization efforts exclusively on COMETRIQ™ (cabozantinib), our wholly-owned inhibitor of multiple receptor tyrosine kinases. On November 29, 2012, the U.S. Food and Drug Administration, or FDA, approved COMETRIQ for the treatment of progressive, metastatic medullary thyroid cancer, or MTC, in the United States, where it became commercially available in late January 2013. Cabozantinib is being evaluated in a variety of other cancer indications through a broad development program, including two ongoing phase 3 pivotal trials in metastatic castration-resistant prostate cancer, or CRPC, and two additional phase 3 pivotal trials in metastatic hepatocellular cancer, or HCC, and metastatic renal cell cancer, or RCC, that we plan to initiate later in 2013. We believe COMETRIQ has the potential to be a high-quality, broadly-active and differentiated anti-cancer agent that can make a meaningful difference in the lives of patients. Our objective is to develop COMETRIQ into a major oncology franchise, and we believe that the approval of COMETRIQ for the treatment of progressive, metastatic MTC provides us with the opportunity to establish a commercial presence in furtherance of this objective.
We have also established a portfolio of other novel compounds that we believe have the potential to address serious unmet medical needs. Many of these compounds are being advanced by partners as part of collaborations, at no cost to us but with significant retained economics to us in the event these compounds are commercialized. As disclosed on ClinicalTrials.gov (NCT01689519), a phase 3 clinical trial for one of these compounds, cobimetinib (GDC-0973/XL518), which we out-licensed to Genentech, Inc. (a wholly- owned member of the Roche Group), or Genentech, was initiated on November 1, 2012.
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
We intend to advance cabozantinib through an extensive development program exploring multiple cancer indications including, but not limited to, prostate, hepatocellular, renal, breast and non-small-cell-lung cancers. We intend to focus our internal efforts on cancers for which we believe cabozantinib has significant therapeutic and commercial potential in the near term, while utilizing our Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute’s Cancer Therapy Evaluation Program, or NCI-CTEP, and investigator sponsored trials, or ISTs, to generate additional data to allow us to prioritize future late stage trials in a cost-effective fashion. We believe that this staged approach to building value represents the most rational and effective use of our personnel and financial resources.

Collaborations
We have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Sanofi, Genentech, GlaxoSmithKline, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo Company Limited, or Daiichi Sankyo, for various compounds and programs in our portfolio. Pursuant to these collaborations, we have out-licensed compounds or programs to a partner for further development and commercialization, generally have no further unfunded cost obligations related to such compounds or programs and may be entitled to receive research funding, milestones and royalties or a share of profits from commercialization. As disclosed on ClinicalTrials.gov (NCT01689519), a phase 3 clinical trial for one of these compounds, cobimetinib (GDC-0973/XL518), which we out-licensed to Genentech, was initiated on November 1, 2012. In addition, several other out-licensed compounds are in multiple phase 2 studies. These partnered compounds potentially could be of significant value to us if their development progresses successfully.
With respect to our partnered compounds, we are eligible to receive potential milestone payments under our collaborations totaling approximately $2.8 billion in the aggregate on a non-risk adjusted basis, of which 10% are related to clinical development milestones, 43% are related to regulatory milestones and 47% are related to commercial milestones.
Business Highlights for the Three Months Ended March 31, 2013 and Recent Developments

Commercial Availability of COMETRIQ
COMETRIQ became commercially available in the United States in late January 2013 for the treatment of patients with progressive, metastatic MTC. The recommended dose of COMETRIQ in progressive, metastatic MTC is 140 mg orally, once daily (one 80 mg capsule and three 20 mg capsules) administered without food, and this dose may be reduced stepwise to 100 or 60 mg once daily to appropriately manage each individual patient's tolerability. We are marketing COMETRIQ principally through a small commercial team with relevant expertise in the marketing, sales, distribution and reimbursement of oncology drugs. We have also fielded a small, outsourced specialty sales force whose responsibility is to promote COMETRIQ for its approved indication to customers. The wholesale acquisition cost of COMETRIQ has been set at $9,900 for a 28-day supply. COMETRIQ has been flat priced, meaning each dosage strength is priced the same. We currently estimate that there are between 500 and 700 first and second line metastatic MTC patients in the United States each year who will be eligible for COMETRIQ. During the three months ended March 31, 2013, we recorded net product revenues of $1.9 million from the commercial sale of COMETRIQ.

Plan to Distribute COMETRIQ for Named Patient Use Program in Europe and Potentially Other Countries
In November 2012, the European Medicines Agency, or EMA, accepted for review our Marketing Authorization Application for COMETRIQ for the proposed indication of treatment of progressive, unresectable, locally advanced MTC, or metastatic MTC. In February 2013, we entered into an agreement with Swedish Orphan Biovitrum, or Sobi, for the distribution and commercialization of COMETRIQ for the treatment of metastatic MTC in the European Union and potentially other countries. No other indication is covered by the agreement, and Exelixis maintains full commercial rights for COMETRIQ in MTC outside the covered territory and for all other indications on a global basis. Sobi will serve as the exclusive distributor of COMETRIQ in the covered territory where applicable for requests under a Named Patient Use, or NPU, program, and will, if approved by the EMA, promote, market, and sell COMETRIQ for MTC in the covered territory. An NPU program provides access to unapproved drugs for a single patient or group of patients in a particular country. Products offered through NPU programs can be investigational (e.g. still in clinical studies) or approved in one country but not yet approved in the patient's home country. Regulations governing NPU programs vary by country but companies offering products through NPU can sometimes charge for the product being administered.

Notice of First Patient Dosed in Phase 3 Pivotal Trial of Cobimetinib (GDC-0973/XL518)
On January 14, 2013, we received notice from Genentech that the first patient was dosed in a phase 3 pivotal trial evaluating the BRAF inhibitor Zelboraf® (vemurafenib) alone and in combination with cobimetinib (GDC-0973/XL518) in previously untreated patients with malignant melanoma and the BRAF V600 mutation. Our receipt of this notice triggers the beginning of the 12 month period in which we can exercise our option to co-promote cobimetinib (GDC-0973/XL518) in the United States under the terms of our agreement with Genentech.

Preclinical Data Presented at the American Association for Cancer Research 2013 Annual Meeting
Data from a preclinical study not funded by Exelixis assessing the mechanism(s) of action underlying the impact of cabozantinib in an animal model on prostate cancer bone metastases were presented at the American Association for Cancer

Research, or AACR, 2013 Annual Meeting. The data in this animal model demonstrated rapid and substantial inhibition of tumor growth evident by both bioluminescent and magnetic resonance imaging, or MRI, techniques, and tumor cell death. The preclinical data also demonstrated that treatment with cabozantinib resulted in a rapid and sustained reduction of 99Tc-methylene diphosphonate, or 99Tc-MDP, uptake at the site of bone metastasis and a normalization of bone architecture, with a significant reduction in sclerotic bone growth and increased trabecular bone growth. We believe these data suggest that cabozantinib's effect on tumors metastatic to the bone consists of multiple mechanisms of action. In addition, we believe these preclinical data provide support for the use of 99Tc-MDP bone scan and diffusion weighted MRI as methods for monitoring treatment response to cabozantinib in the clinic.
Data from a preclinical study and an IST clinical trial assessing the combination of cabozantinib and abiraterone in CRPC, both funded by Exelixis, were presented at the AACR 2013 Annual Meeting. The preclinical data demonstrated that cabozantinib enhances the efficacy of abiraterone in a CRPC xenograft model in mice. Interim data from the phase 1 IST indicated that no dose limiting toxicities were observed when cabozantinib at 20 mg, 40 mg, or 60 mg daily was combined with full dose abiraterone (1000 mg daily) in patients with CRPC. However, 2 of 3 patients in the 60 mg cohort experienced adverse events and were dose-reduced to 40 mg. The investigators are planning to expand the 20 mg and 40 mg cohorts to further evaluate the safety of the combination.
Data from a preclinical study not funded by Exelixis assessing the activity of cabozantinib in human colorectal cancer, or CRC, xenograft models were presented at the AACR 2013 Annual Meeting. The preclinical data demonstrated that treatment with cabozantinib resulted in a significant decrease in tumor growth in 12 out of 12 CRC patient-derived explants, with 2 of the explants exhibiting tumor regression. The explants used in this study contain molecular alterations commonly found in CRC, including mutations in KRAS, PIK3CA, NRAS, and BRAF. The researchers who performed the study are planning additional explant testing in order to identify predictive biomarkers of sensitivity or resistance to cabozantinib, and believe the work may lead to a phase 2 biomarker-driven clinical trial of cabozantinib in patients with metastatic CRC.
Data from a preclinical study not funded by Exelixis assessing the activity of cabozantinib in human pediatric cancer xenograft models were presented at the AACR 2013 Annual Meeting. The preclinical data demonstrated that treatment with cabozantinib resulted in tumor regression in 2 of the brain tumor xenograft models, and significantly inhibited tumor growth in 91% of the other tumor models tested. The researchers who performed the study concluded that the activity observed with cabozantinib in their models is consistent with its known anti-angiogenic activity.
Certain Factors Important to Understanding Our Financial Condition and Results of Operations
Successful development of drugs is inherently difficult and uncertain. Our business requires significant investments in research and development over many years, and products often fail during the research and development process. Our long-term prospects depend upon our ability, particularly with respect to cabozantinib, and the ability of our partners to successfully commercialize new therapeutics in highly competitive areas such as cancer treatment. Our financial performance is driven by many factors, including those described below.
Limited Sources of Revenues
COMETRIQ was approved by the FDA for the treatment of progressive, metastatic MTC in the United States in November 2012. We commercially launched COMETRIQ in late January 2013. We currently estimate that there are between 500 and 700 first and second line metastatic MTC patients in the United States each year who will be eligible for COMETRIQ, and as a result we only expect to generate limited revenues from the sale of COMETRIQ in the near term. Prior to the approval of COMETRIQ, we had no pharmaceutical product that had received marketing approval, and as of March 31, 2013, we have not generated meaningful revenues from the sale of COMETRIQ. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, research funding, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. We anticipate only limited revenues from our collaborative research and development agreements in 2013.
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

Liquidity
As of March 31, 2013, we had $566.8 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $21.9 million, respectively, and short- and long-term unrestricted investments of $185.3 million and $176.1 million, respectively. We are required to maintain on deposit with Silicon Valley Bank or one of its affiliates short- and long-term unrestricted investments of $2.9 million and $83.2 million, respectively, pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, short- and long-term investments and product revenues will enable us to maintain our operations for a period of at least 12 months following the end of the first quarter of 2013. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate.
Our minimum liquidity needs are also determined by financial covenants in our loan and security agreement with Silicon Valley Bank as well as other factors, which are described under “– Liquidity and Capital Resources – Cash Requirements.”
Our ability to raise additional funds may be severely impaired if cabozantinib fails to show adequate safety or efficacy in clinical testing.
Convertible Senior Subordinated Notes
On August 14, 2012, we issued and sold $287.5 million aggregate principal amount of the 4.25% convertible senior subordinated notes due 2019, or the 2019 Notes, for net proceeds of $277.7 million. The 2019 Notes mature on August 15, 2019, unless earlier converted, redeemed or repurchased and bear interest at a rate of 4.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2013. Subject to certain terms and conditions, at any time on or after August 15, 2016, we may redeem for cash all or a portion of the 2019 Notes. The redemption price will equal 100% of the principal amount of the 2019 Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Upon the occurrence of certain circumstances, holders may convert their 2019 Notes prior to the close of business on the business day immediately preceding May 15, 2019. On or after May 15, 2019, until the close of business on the second trading day immediately preceding August 15, 2019, holders may surrender their 2019 Notes for conversion at any time. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate of 188.2353 shares of common stock per $1,000 principal amount of the 2019 Notes is equivalent to a conversion price of approximately $5.31 per share of common stock and is subject to adjustment in connection with certain events. If a “Fundamental Change” (as defined in the indenture governing the 2019 Notes) occurs, holders of the 2019 Notes may require us to purchase for cash all or any portion of their 2019 Notes at a purchase price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change purchase date. In addition, if certain bankruptcy and insolvency-related events of defaults occur, the principal of, and accrued and unpaid interest on, all of the then outstanding notes shall automatically become due and payable. If an event of default other than certain bankruptcy and insolvency-related events of defaults occurs and is continuing, the Trustee by notice to us or the holders of at least 25% in principal amount of the outstanding 2019 Notes by notice to us and the Trustee, may declare the principal of, and accrued and unpaid interest on, all of the then outstanding 2019 Notes to be due and payable.
In connection with the convertible debt offering, $36.5 million of the proceeds were deposited into an escrow account which contains an amount of permitted securities sufficient to fund, when due, the total aggregate amount of the first six scheduled semi-annual interest payments on the 2019 Notes. $6.1 million in short-term restricted cash and investments held in the escrow account matured in February 2013 and we used the proceeds to pay the first scheduled semi-annual interest payment due at that time. The short- and long-term amounts held in the escrow account as of March 31, 2013 are $12.2 million and $18.2 million, and included in Short-term restricted cash and investments and Restricted cash and investments, respectively. We have pledged our interest in the escrow account to the Trustee as security for our obligations under the 2019 Notes.
Deerfield Facility
On June 2, 2010, we entered into a note purchase agreement with entities affiliated with Deerfield Management Company, L.P., or Deerfield, pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million initial principal amount of our secured convertible notes due June 2015, or the Deerfield Notes, for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. On August 6, 2012, the parties amended the note purchase agreement to permit the issuance of the 2019 Notes and modify certain optional prepayment rights. The amendment became effective upon the issuance of the 2019 Notes and the payment to Deerfield of a $1.5 million consent fee. The outstanding principal amount of the Deerfield Notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. In January 2013, we made a mandatory prepayment of $10.0 million on the Deerfield Notes. We will be required to make additional mandatory prepayments on the Deerfield Notes on an annual basis in 2014 and 2015 equal to 15% of specified payments from our collaborative arrangements received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million. There is a required minimum prepayment amount of $10.0 million due in January 2014. There is no minimum prepayment due in 2015. We may also prepay all or a portion (not less than $5.0 million) of the principal amount of the Deerfield Notes at an optional prepayment price based on a discounted principal amount (during the first three years of the term, subject to a prepayment premium) determined as of the date of prepayment, plus accrued and unpaid interest, plus in the case of a prepayment of the full principal amount of the Deerfield Notes (other than prepayments upon the occurrence of specified transactions relating to a change of control or a substantial sale of assets), all accrued interest that would have accrued between the date of such prepayment and the next anniversary of the note purchase agreement. Pursuant to the amendment of the note purchase agreement, any optional prepayment of the Deerfield Notes made on or prior to July 2, 2013 will be determined as if such prepayment occurred as of July 3, 2013. In lieu of making any optional or mandatory prepayment in cash, subject to certain limitations (including a cap on the number of shares issuable under the note purchase agreement), we have the right to convert all or a portion of the principal amount of the Deerfield Notes into, or satisfy all or any portion of the optional prepayment amounts or mandatory prepayment amounts (other than the $10.0 million mandatory prepayment required in January 2014 and any optional prepayments made prior to July 3, 2013) with shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the Deerfield Notes in cash, subject to certain limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. Upon certain changes of control of our company, a sale or transfer of assets in one transaction or a series of related transactions for a purchase price of more than $400 million or a sale or transfer of more than 50% of our assets, Deerfield may require us to prepay the notes at the optional prepayment price, plus accrued and unpaid interest and any other accrued and reimbursable expenses, or the Put Price. Upon an event of default, Deerfield may declare all or a portion of the Put Price to be immediately due and payable.
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
Loan Agreement with Silicon Valley Bank
On May 22, 2002, we entered into a loan and security agreement with Silicon Valley Bank for an equipment line of credit. On December 21, 2004, December 21, 2006 and December 21, 2007, we amended the loan and security agreement to provide for additional equipment lines of credit and on June 2, 2010, we further amended the loan and security agreement to provide for a new seven-year term loan in the amount of $80.0 million. As of March 31, 2013, the combined outstanding principal balance due under the lines of credit and term loan was $84.5 million, compared to $85.3 million as of December 31, 2012. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We are required to repay any advances under an equipment line of credit in 48 equal monthly payments of principal and interest. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. We have the option to prepay without penalty any advance under an equipment line of credit other than advances under a single equipment line of credit, which has a 1.0% prepayment penalty, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment. In accordance with the terms of the loan and security agreement, we are required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement on deposit in one or more investment accounts with Silicon Valley Bank and certain other designated financial institutions as support for our obligations under the loan and security agreement (although we are entitled to retain income earned or the amounts maintained in such accounts). Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.0%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement.

Restructurings
We implemented restructurings in March 2010, December 2010, March 2011 and May 2012, which we refer to collectively as the Restructurings, as a consequence of our decision to focus our proprietary resources and development efforts on the development and commercialization of cabozantinib. The aggregate reduction in headcount from the Restructurings was 422 employees. Charges and credits related to the Restructurings were recorded in periods other than those in which the Restructurings were implemented as a result of sublease activities for our buildings in South San Francisco, California, changes in assumptions regarding anticipated sublease activities, the effect of the passage of time on our discounted cash flow computations, previously planned employee terminations, and sales of excess equipment and other assets.
We have recorded aggregate restructuring charges of $52.2 million in connection with the Restructurings, of which $21.2 million related to termination benefits, $28.7 million related to facility charges, $2.2 million net related to the impairment of excess equipment and other assets, and an additional minor amount related to legal and other fees. Asset impairment charges were partially offset by cash proceeds of $2.6 million from the sale of such assets.
For the three months ended March 31, 2013, we recorded restructuring charges of $0.1 million, which related to facility charges in connection with the exit of all or portions of three of our buildings in South San Francisco. For the three months ended March 31, 2012, we recorded a restructuring credit of $0.2 million, which primarily related to asset auctions and direct sales of previously impaired assets, partially offset by facility charges in connection with the exit of all or portions of three of our buildings in South San Francisco.
We expect to pay accrued facility charges of $16.8 million, net of cash received from our subtenants, through 2017, or the end of our lease terms of the buildings. With respect to our Restructurings, we expect to incur additional restructuring charges of $2.5 million relating to certain of our South San Francisco buildings that we planned to exit at a future date and which remained in use as of March 31, 2013. These charges will be recorded through the end the building lease terms, the latest of which ends in 2017.
The Restructurings have resulted in aggregate cash expenditures of $31.2 million, net of $2.6 million in cash received in connection with the sale of excess equipment and other assets. Net cash expenditures for the Restructurings were $2.4 million and $1.0 million during the three months ended March 31, 2013 and 2012, respectively.
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
Revenue Recognition on Product Sales
We recognize revenue when it is both realized or realizable and earned. This occurs upon shipment of the product to the patient provided we meet the revenue recognition criteria that persuasive evidence of an arrangement exists, delivery has occurred, title has transferred, the price is fixed or determinable, there are no customer acceptance requirements, and collectability of the resulting receivable is reasonably assured.

We sell our product, COMETRIQ, in the United States to a specialty pharmacy that benefits from customer incentives and has a right of return. We have a limited sales history and cannot reliably estimate expected returns of the product at the time of shipment to the specialty pharmacy. Accordingly, upon shipment to the specialty pharmacy, we record deferred revenue on our Consolidated Balance Sheets. We recognize revenue when the specialty pharmacy provides the product to a patient based on the fulfillment of a prescription. We record revenue using an analysis of prescription data from our specialty pharmacy. This approach is frequently referred to as the “sell-through” revenue recognition model. Once the prescription has been provided to the patient, it is generally not subject to return.
We calculate gross product revenues based on the price that we charge our specialty pharmacy. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, and (c) estimated costs of patient assistance programs. We initially record estimates for these deductions at the time we recognize the gross revenue. We update our estimates on a recurring basis as new information becomes available.
Other than the inclusion of revenue recognition on product sales, there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2013, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Fiscal Year Convention
Exelixis adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2012, a 52-week year, ended on December 28, 2012, and fiscal year 2013, a 52-week year, will end on December 27, 2013. For convenience, references in this report as of and for the fiscal quarters ended March 30, 2012 and March 29, 2013, and as of the fiscal year ended December 28, 2012, are indicated as ended March 31, 2012 and March 31, 2013, and as ended December 31, 2012, respectively.
Results of Operations
Revenues
Total revenues by category were as follows (dollars in millions):

	Three Months Ended March 31,
	2013	2012
License revenues (1)	$4.0	$14.7
Contract revenues (2)	3.8	3.8
Net product revenues	1.9	—
Total revenues	$9.7	$18.5
Dollar change	$(8.8)
Percentage change	(48)%
____________________

(1)	Includes amortization of upfront payments.

(2)	Includes milestone payments.
Total revenues by collaboration partner or customer were as follows (dollars in millions):

	Three Months Ended March 31,
	2013	2012
Bristol-Myers Squibb	$7.8	$7.8
Merck	—	10.7
Diplomat Specialty Pharmacy	1.9	—
Total revenues	$9.7	$18.5
Dollar change	$(8.8)
Percentage change	(48)%

Revenues for the three months ended March 31, 2013 included $1.9 million from the sale of COMETRIQ, which became commercially available in late January 2013. The decrease in total revenues during the three months ended March 31, 2013 when compared to the same period in 2012 is primarily due to $10.7 million in revenue recognized in 2012 resulting from the completion of the technology transfer under our December 2011 license agreement with Merck for our PI3K-delta program.
Cost of Goods Sold
COMETRIQ cost of goods sold consists primarily of indirect labor costs, a 3% royalty we are required to pay GlaxoSmithKline and direct logistics costs. We began capitalizing COMETRIQ inventory following the regulatory approval for COMETRIQ on November 29, 2012. The cost of product manufactured prior to regulatory approval was expensed as research and development costs as incurred. Cost of goods sold was $0.3 million for the three months ended March 31, 2013. We do not consider cost of goods sold and the product gross margin in this early stage of our product launch as representative for what it may be going forward. Since not all components of our cost of goods sold will scale proportionally with product sales, we expect our gross margin to increase as product sales rise.
Research and Development Expenses
Total research and development expenses were as follows (dollars in millions):

	Three Months Ended March 31,
	2013	2012
Research and development expenses	$32.7	$33.1
Dollar change	$(0.4)
Percentage change	(1)%
Research and development expenses consist primarily of clinical trial expenses, personnel expenses, general corporate costs, consulting and outside services, stock-based compensation and expenses for temporary employees. The decrease for the three months ended March 31, 2013, as compared to the prior year period, resulted primarily from the following:

•
Personnel — Personnel expense, which includes salaries, bonuses, related fringe benefits and recruiting costs, decreased by $0.8 million, or 10%, primarily due to the reduction in headcount related to the Restructurings.

•
General Corporate Costs — There was a decrease of $0.7 million, or 13%, in the allocation of general corporate costs (such as facility costs, property taxes and insurance) to research and development, primarily due to the decrease in drug discovery personnel resulting from the Restructurings.

•
Depreciation and Amortization — Depreciation and amortization expense decreased by $0.3 million, or 49%, primarily as a result of the impairment and disposition of assets related to the Restructurings and the impact of additional assets becoming fully depreciated during 2012.

The above decreases were offset by the following:

•
Clinical Trial Costs — Clinical trial expenses, which include services performed by third-party contract research organizations and other vendors, increased by $1.2 million, or 9%. The increase in clinical trial costs was primarily related to clinical trial activities for COMET-1 and COMET-2, our phase 3 pivotal trials in CRPC, as well as costs incurred in preparation for phase 3 trials for metastatic HCC and metastatic RCC. These increases were largely offset by lower costs related to the continued wind down of our phase 2 randomized discontinuation trial, EXAM, our phase 3 pivotal trial for cabozantinib in progressive, metastatic MTC, as well as a decrease in chemistry, manufacturing and control expenses.

•	Consulting — Consulting expenses increased $0.5 million, or 46%, primarily as a result of increased outsourcing of development and clinical trial activities.
Historically, we grouped our research and development expenses into three categories: development, drug discovery and other. Our development group leads the development and implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. Development expenses relate primarily to clinical trial, personnel and general corporate costs. Our drug discovery efforts consist of the discovery, optimization and characterization of lead compounds for selection of development candidates with the best potential for further evaluation and advancement into clinical development. Drug discovery expenses relate primarily to personnel expense, lab supplies and general corporate costs. The other category primarily includes stock-based compensation expense.

As noted under “-Overview,” we are focusing our proprietary resources and development efforts exclusively on cabozantinib in order to maximize the therapeutic and commercial potential of this compound, and as a result, we expect nearly all of our future research and development expenses to relate to the clinical development of cabozantinib. Additionally, as a consequence of our focus on cabozantinib, since 2010 we have gradually discontinued all of our drug discovery efforts except for those funded under our ROR collaboration agreement with Bristol-Myers Squibb, and intend to terminate such remaining drug discovery efforts when we complete our obligations under the ROR collaboration agreement in or before July 2013. As a result of this shift in business strategy and the limited relevance of the disclosure with respect to our current operations, we no longer disclose the breakdown of our research and development expenses by category.
We expect to continue to incur significant research and development costs for cabozantinib in future periods as we evaluate its potential in a variety of cancer indications through a broad development program, including two ongoing phase 3 pivotal trials in metastatic CRPC, and two additional phase 3 pivotal trials in metastatic HCC and metastatic RCC that we plan to initiate in 2013. We also expect to expand the cabozantinib development program to other solid tumor indications, based on encouraging interim data that have emerged from our RDT as well as other clinical trials. In addition, post marketing requirements in connection with the approval of COMETRIQ in progressive, metastatic MTC dictate that we conduct additional studies in progressive, metastatic MTC.
Selling, General and Administrative Expenses
Total selling, general and administrative expenses were as follows (dollars in millions):

	Three Months Ended March 31,
	2013	2012
Selling, general and administrative expenses	$10.5	$7.9
Dollar change	$2.6
Percentage change	33%
Selling, general and administrative expenses consist primarily of personnel expenses, consulting and outside services, facility costs, legal patent costs, employee stock-based compensation expense, marketing and other legal and accounting fees. These expenses also include selling and distribution costs in 2013 as a result of the commercial launch of COMETRIQ in late January 2013.
The increase for the three months ended March 31, 2013, as compared to the prior year period was primarily related to an increase in expenses related to consulting and outside services for the sale of COMETRIQ in the United States and commercialization activities in anticipation of an approval and for the commercial launch of COMETRIQ in the European Union, an increase in marketing expense and reduced allocations to research and development as a result of lower headcount. These increases were partially offset by decreases in legal patent costs and facilities costs.
Restructuring Charge (Credit)
Total restructuring charge (credit) from our Restructurings were as follows (dollars millions):

	Three Months Ended March 31,
	2013	2012
Restructuring charge (credit)	$0.1	$(0.2)
Dollar change	$0.3
We implemented restructurings in March 2010, December 2010, March 2011 and May 2012 as a consequence of our decision to focus our proprietary resources and development efforts on the development and commercialization of cabozantinib. The aggregate reduction in headcount from the Restructurings was 422 employees. Charges and credits related to the Restructurings were recorded in periods other than those in which the Restructurings were implemented as a result of sublease activities for our buildings in South San Francisco, California, changes in assumptions regarding anticipated sublease activities, the effect of the passage of time on our discounted cash flow computations, and sales of excess equipment and other assets.
For the three months ended March 31, 2013, we recorded restructuring charges of $0.1 million, which related to facility charges in connection with the exit of all or portions of three of our buildings in South San Francisco. For the three months ended March 31, 2012, we recorded a restructuring credit of $(0.2) million, which primarily related to asset auctions and direct sales of previously impaired assets, partially offset by facility charges in connection with the exit of all or portions of three of our buildings in South San Francisco.
Total Other Income (Expense), Net
Total other income (expense), net, were as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Interest income and other, net	$0.3	$0.2
Interest expense	(11.0)	(4.0)
Total other income (expense), net	$(10.7)	$(3.8)
Dollar change	$(6.9)
Percentage change	182%
Total other income (expense), net consists primarily of interest expense incurred on our debt, partially offset by interest income earned on our cash and investments.
The change in total other income (expense), net for the three months ended March 31, 2013, compared to the same period in 2012, was primarily due to the increased interest expense as a result of the August 2012 issuance of the 2019 Notes. Interest expense includes aggregate non-cash interest expense on the 2019 Notes and the Deerfield Notes of $6.3 million for the three months ended March 31, 2013, as compared to $2.3 million for the same period in 2012.
Liquidity and Capital Resources
Sources and Uses of Cash
The following table summarizes our cash flow activities for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net loss	$(44,729)	$(26,151)
Adjustments to reconcile net loss to net cash used in operating activities	11,568	6,867
Changes in operating assets and liabilities	(21,254)	4,318
Net cash used in operating activities	(54,415)	(14,966)
Net cash provided by (used in) investing activities	66,353	(52,278)
Net cash (used in) provided by financing activities	(10,775)	63,453
Net increase (decrease) in cash and cash equivalents	1,163	(3,791)
Cash and cash equivalents at beginning of period	170,069	74,257
Cash and cash equivalents at end of period	$171,232	$70,466
To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators and banks, debt financing arrangements and equipment financing facilities. We have also financed certain of our research and development activities under our agreements with various collaborators. As of March 31, 2013, we had $566.8 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $21.9 million, respectively, and short- and long-term unrestricted investments of $185.3 million and $176.1 million, respectively. As of December 31, 2012, we had $634.0 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $28.0 million and short- and long-term unrestricted investments of $241.4 million and $182.3 million, respectively. As of March 31, 2013, we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates short- and long-term unrestricted investments of $2.9 million and $83.2 million, respectively, pursuant to covenants in our loan and security agreement with Silicon Valley Bank.
Operating Activities
Our operating activities used cash of $54.4 million for the three months ended March 31, 2013, compared to cash used of $15.0 million for the three months ended March 31, 2012.

Cash used in operating activities for the three months ended March 31, 2013 related primarily to our $43.7 million in operating expenses for the period, less non-cash expenses for stock-based compensation and depreciation and amortization totaling $2.7 million and $0.8 million, respectively. Our operating expenses were largely attributable to the development of cabozantinib. In addition, we paid $2.4 million for the Restructurings during the period. All of our license and contract revenues during the three months ended March 31, 2013 were non-cash, which was reflected in the $7.1 million reduction in deferred revenue during the period. Cash paid for interest was significantly lower than our interest expense due in large part to $6.3 million of non-cash interest expense related to the accretion of the Deerfield Notes and the 2019 Notes.
Cash used in operating activities for the three months ended March 31, 2012 related primarily to our $40.8 million in operating expenses for the period, less non-cash expenses for stock-based compensation and depreciation and amortization totaling $2.3 million and $1.2 million, respectively. In addition, we paid $1.9 million for the Restructurings during the period. These uses of cash were partially offset by the receipt of $27.3 million in cash in January 2012 relating to the termination of our 2009 discovery collaboration with Sanofi in December 2011 and the upfront payment received from Merck under our P13K-delta license agreement. A significant portion of our other 2012 revenues were non-cash, which was reflected in the $18.5 million reduction in deferred revenue during the year. Cash paid for interest was significantly lower than our interest expense due in large part to $2.3 million of non-cash interest expense related to the accretion of the Deerfield Notes.
The increase in cash used for operating activities during 2013 as compared to 2012 was primarily due to the increase in operating expenses during those periods and payments received in 2012 from collaboration and license agreements with Sanofi and Merck, described above.
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
Investing Activities
Our investing activities provided cash of $66.4 million for the three months ended March 31, 2013, compared to cash used of $52.3 million for the three months ended March 31, 2012.
Cash provided by investing activities for the 2013 period was primarily due to the maturity of investments of $157.1 million, less investment purchases of $96.2 million.
Cash used by investing activities for the 2012 period was primarily due to the purchase of $113.4 million of investments, less proceeds from the maturity of investments of $60.3 million.
Financing Activities
Our financing activities used cash of $10.8 million for the three months ended March 31, 2013, compared to cash provided of $63.5 million for the three months ended March 31, 2012.
Cash used for financing activities for 2013 was due to principal payments on debt of $10.8 million.

Cash provided by our financing activities for the 2012 period was due to the issuance of 12.7 million shares of common stock for net proceeds of $65.0 million, partially offset by cash used for principal payments on debt of $1.6 million.
Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes. Over the next several years, we are required to make certain payments on notes and bank obligations. In 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in the amount of $80.0 million. In addition, we entered into a note purchase agreement with Deerfield pursuant to which we sold to Deerfield an aggregate $124.0 million initial principal amount of our secured convertible notes for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. In August 2012, we incurred $287.5 million of indebtedness through the issuance of the 2019 Notes. See “--Certain Factors Important to Understanding Our Financial Condition and Results of Operations.”
Cash Requirements
We have incurred net losses since inception through the quarter ended March 31, 2013, with the exception of the fiscal year ended December 31, 2011. In 2011, we had net income primarily as a result of the acceleration of revenue recognized under our 2008 collaboration agreement with Bristol-Myers Squibb that terminated in October 2011 and under our 2009 discovery collaboration agreement with Sanofi that terminated in December 2011. We anticipate net losses and negative operating cash flow for the foreseeable future. For the quarter ended March 31, 2013, we had a net loss of $44.7 million; as of March 31, 2013, we had an accumulated deficit of $1.3 billion. We have not generated meaningful revenues from the sale of COMETRIQ, which was commercially launched for the treatment of progressive, metastatic MTC in the United States in late January 2013. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, research funding, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones, our collaborators fail to develop successful products or research funding we receive from collaborators decreases, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ for progressive, metastatic MTC, license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each year other than 2011, and we expect to spend significant additional amounts to fund the continued development of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve future profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
We anticipate that our current cash and cash equivalents, short- and long-term investments and product revenues will enable us to maintain our operations for a period of at least 12 months following the end of the first quarter of 2013. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

•	the progress and scope of the development and commercialization activities with respect to COMETRIQ (cabozantinib);

•	repayment of the 2019 Notes;

•	repayment of the Deerfield Notes;

•	repayment of our loan from Silicon Valley Bank;

•	the commercial success of COMETRIQ and the revenues we generate;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds or programs;

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including, in particular, with respect to COMETRIQ) that provide additional capital;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents, short- and long-term investments that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	our obligation to share U.S. marketing and commercialization costs for cobimetinib (GDC-0973/XL518) under our collaboration with Genentech;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost of any acquisitions of or investments in businesses, products and technologies.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks at March 31, 2013 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 21, 2013.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. As of March 31, 2013 and December 31, 2012, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $7.1 million and $8.7 million, respectively.
In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. As of March 31, 2013 and December 31, 2012, approximately $1.8 million and $1.1 million, respectively, of our clinical accrual balance was owed in foreign currencies. As of March 31, 2013 and December 31, 2012, an adverse change of one percentage point in the foreign currency exchange rates would have resulted in an incremental net loss of $0.02 million and $0.01 million, respectively. We recorded gains relating to foreign exchange fluctuations of $0.01 million for the three month periods ended March 31, 2013, and losses of $0.04 million for the same period in 2012.
Item 4. Controls and Procedures.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than our adoption of accounting policies and implementation of related controls and processes for inventory, revenue recognition for net product revenue and cost of goods sold in connection with our commercialization of COMETRIQ in late January 2013.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
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
We have marked with an asterisk (*) those risk factors below that reflect substantive changes in risks facing us from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on February 21, 2013.
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
As of March 31, 2013, we had $566.8 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $21.9 million, respectively, and short- and long-term unrestricted investments of $185.3 million and $176.1 million, respectively, . We are required to maintain on deposit with Silicon Valley Bank or one of its affiliates short- and long-term unrestricted investments of $2.9 million and $83.2 million, respectively, pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, short- and long-term investments and product revenues will enable us to maintain our operations for a period of at least 12 months following the end of the first quarter of 2013. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

•	the progress and scope of the development and commercialization activities with respect to COMETRIQ™ (cabozantinib);

•	repayment of our $287.5 million aggregate principal amount of the 2019 Notes that mature on August 15, 2019, unless earlier converted, redeemed or repurchased;

•
repayment of the $114.0 million initial principal amount of the Deerfield Notes, for which we will be required to make mandatory prepayments on an annual basis in 2014 and 2015 equal to 15% of specified payments from our collaborative arrangements received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million and, for the payment due in January 2014, a required minimum prepayment amount of $10.0 million, unless we are able to repay them with our common stock, which we are only able to do under specified conditions;

•	repayment of our term loan and line of credit from Silicon Valley Bank, which had an outstanding balance at March 31, 2013 of $84.5 million;

•	the commercial success of COMETRIQ and the revenues we generate;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds or programs;

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including, in particular, with respect to COMETRIQ) that provide additional capital;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents, short- and long-term investments that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	our obligation to share U.S. marketing and commercialization costs for cobimetinib (GDC-0973/XL518) under our collaboration with Genentech;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost of any acquisitions of or investments in businesses, products and technologies.
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
We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*
We have incurred net losses since inception through the quarter ended March 31, 2013, with the exception of the fiscal year ended December 31, 2011. In 2011, we had net income primarily as a result of the acceleration of revenue recognized under our 2008 collaboration agreement with Bristol-Myers Squibb that terminated in October 2011 and under our 2009 discovery collaboration agreement with Sanofi that terminated in December 2011. We anticipate net losses and negative operating cash flow for the foreseeable future. For the quarter ended March 31, 2013, we had a net loss of $44.7 million; as of March 31, 2013, we had an accumulated deficit of $1.3 billion. We have not generated meaningful revenues from the sale of COMETRIQ, which was commercially launched for the treatment of progressive, metastatic MTC in the United States in late January 2013. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, research funding, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones, our collaborators fail to develop successful products or research funding we receive from collaborators decreases, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ for progressive, metastatic MTC, license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues for each year other than 2011, and we expect to spend significant additional amounts to fund the continued development of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve future profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
Our significant level of indebtedness could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.*
We incurred significant additional indebtedness and substantial debt service requirements as a result of our offering of the 2019 Notes in August 2012. As of March 31, 2013, our total consolidated indebtedness through maturity was $330.9 million (excluding trade payables). We may also incur additional indebtedness to meet future financing needs. If we raise additional indebtedness, it would increase our interest expense, leverage and operating and financial costs.
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

•
preventing us from raising funds necessary to purchase the 2019 Notes in the event we are required to do so following a “Fundamental Change” as specified in the indenture governing the 2019 Notes, or to settle conversions of the 2019 Notes in cash;

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
If a Fundamental Change occurs, holders of the 2019 Notes may require us to purchase for cash all or any portion of their 2019 Notes at a purchase price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change purchase date. We may not have sufficient funds to purchase the notes upon a Fundamental Change. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a Fundamental Change. These agreements may also make our repurchase of 2019 Notes an event of default under the agreements
We may not realize the expected benefits of our initiatives to control costs.*
Managing costs is a key element of our business strategy. Consistent with this element of our strategy, we implemented restructurings in March 2010 and December 2010 that resulted in an overall reduction in our workforce by 386 employees as a consequence of our decision to focus our proprietary resources and development efforts on the late-stage development and commercialization of cabozantinib. We implemented additional restructurings in both March 2011 and May 2012, resulting in further reductions to our workforce. The aggregate reduction in headcount from the 2010, 2011 and 2012 restructurings, or Restructurings, is 422 employees. We have recorded aggregate restructuring charges of $52.2 million in connection with the Restructurings and anticipate that we will incur additional restructuring charges related to the exit of all or portions of three of our buildings in South San Francisco, California. These charges will be recorded through the end of the building lease terms, the last of which ends in 2017.
As part of the Restructurings, we have entered into sublease agreements for certain of our facilities in South San Francisco. We are still assessing our ability to sublease portions of our facilities in light of the workforce reductions as well as the potential for sublease income. Estimates for sublease income would require significant assumptions regarding the time required to contract with subtenants, the amount of idle space we would be able to sublease and potential future sublease rates. If we are able to vacate portions of our facilities, we would need to continue to update our estimate of the lease exit costs in our financial statements until we were able to negotiate an exit to the lease or negotiate a sublease for the remaining term of the lease.
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
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this report we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since March 31, 2013, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.
Risks Related to COMETRIQ™ (cabozantinib)
We are dependent on the successful development and commercialization of COMETRIQ.
The success of our business is dependent upon the successful development and commercialization of COMETRIQ. As part of our strategy, we are dedicating all of our proprietary resources to advance COMETRIQ as aggressively as possible. On November 29, 2012, the FDA approved COMETRIQ for the treatment of progressive, metastatic MTC in the United States and we commercially launched COMETRIQ in late January 2013. We view the approval of COMETRIQ for the treatment of progressive, metastatic MTC as a transitional event towards our objective of developing COMETRIQ into a major oncology franchise. Our ability to realize this objective or the value of our investment is contingent on, among other things, successful clinical development, regulatory approval and market acceptance of COMETRIQ. If we encounter difficulties in the development of COMETRIQ in other indications beyond progressive, metastatic MTC due to any of the factors discussed in this “Risk Factors” section or otherwise, or we do not receive regulatory approval in such indications or are unable to successfully commercialize COMETRIQ in progressive, metastatic MTC or such other indications if approved, we will not have the resources necessary to continue our business in its current form.
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
We have limited experience as a company in the sales, marketing and distribution of pharmaceutical products. We have established a small commercial organization that we believe is commensurate with the size of the market opportunity for progressive, metastatic MTC. We have also designed our commercial organization to maintain the maximum amount of flexibility, and to enable us to quickly scale up if additional indications are approved in the future. We believe we have created an efficient commercial organization, taking advantage of outsourcing options where prudent to maximize the effectiveness of our commercial expenditures. However, we may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution necessary to successfully market and sell COMETRIQ. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Such expenses may be disproportional compared to the revenues we may be able to generate on sales of COMETRIQ and have an adverse impact on our results of operations. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenues and our business may be adversely affected.
We currently rely on a single third party logistics provider to handle shipping and warehousing of our commercial supply of COMETRIQ and a single specialty pharmacy to dispense COMETRIQ to patients in fulfillment of prescriptions in the United States. We also rely on a third party to distribute and commercialize COMETRIQ for the treatment of metastatic MTC in the European Union under a NPU program. Our current and anticipated future dependence upon these third parties may adversely affect our future profit margins and our ability to supply COMETRIQ to the marketplace on a timely and competitive basis. For example, if our third party logistics provider’s warehouse suffers a fire or damage from another type of disaster, the commercial supply of COMETRIQ could be destroyed, resulting in a disruption in our commercialization efforts. These third parties may not be able to provide services in the time we require to meet our commercial timelines and objectives or to meet regulatory requirements. We may not be able to maintain or renew our arrangements with these third parties, or enter into new arrangements, on acceptable terms, or at all. These third parties could terminate or decline to renew our arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for logistics services or distribution of COMETRIQ on acceptable terms, our commercialization efforts may be delayed or otherwise adversely affected.
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
We are subject to certain healthcare laws and regulations and enforcement by the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•
the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology and Clinical Health Act and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

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
The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell COMETRIQ profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. The U.S. Supreme Court heard a constitutional challenge to the PPACA and in June 2012 held that the PPACA is constitutional. However, states are allowed to opt out of the expansion of eligibility criteria for Medicaid under the PPACA. We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for COMETRIQ and any subsequently approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs.
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
The biotechnology industry is highly fragmented and is characterized by rapid technological change. In particular, the area of kinase-targeted therapies is a rapidly evolving and competitive field. We face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. Some of our competitors are further along in the development of their products than we are. In addition, delays in the development of cabozantinib for the treatment of additional tumor types beyond progressive, metastatic MTC could allow our competitors to bring products to market before us, which would impair our ability to commercialize cabozantinib in such tumor types. Our future success will depend upon our ability to maintain a competitive position with respect to technological advances. The markets for which we intend to pursue regulatory approval of cabozantinib are highly competitive. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and commercial capabilities than we do. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive. There may also be drug candidates of which we are not aware at an earlier stage of development that may compete with cabozantinib. In addition, cabozantinib may compete with existing therapies that have long histories of use, such as chemotherapy and radiation treatments in cancer indications. We believe that the principal competing anti-cancer therapy to COMETRIQ in progressive, metastatic MTC will be AstraZeneca’s RET, VEGFR and EGFR inhibitor vandetanib, which has been approved by the FDA and EMA for the treatment of symptomatic or progressive MTC in patients with unresectable locally advanced or metastatic disease. In addition, we believe that COMETRIQ will also face competition as a treatment for progressive, metastatic MTC from off-label use of Bayer’s and Onyx Pharmaceuticals’ multikinase inhibitor sorafenib, Pfizer’s multikinase inhibitor sunitinib and Ariad Pharmaceutical’s multikinase inhibitor ponatinib. We believe that if cabozantinib is approved for the treatment of CRPC, its principal competition will be Algeta’s development-stage alpha-pharmaceutical alpharadin (Radium-223), Janssen Biotech’s CYP17 inhibitor abiraterone, Medivation’s androgen receptor inhibitor enzalutamide, and chemotherapeutic agents, including Sanofi’s cabazitaxel and docetaxel. Examples of potential competition for cabozantinib in other cancer indications include other VEGF pathway inhibitors, including Genentech’s bevacizumab, and other MET inhibitors, including Amgen’s AMG 208, Pfizer’s crizotinib, ArQule’s tivantinib (ARQ197), GlaxoSmithKline’s foretinib (XL880), Genentech’s onartuzumab and Ariad Pharmaceutical’s multikinase inibitor ponatinib.
We lack the manufacturing capabilities and experience necessary to enable us to produce COMETRIQ for clinical development or for commercial sale and rely on third parties to do so, which subjects us to various risks.
We do not have the manufacturing capabilities or experience necessary to enable us to produce materials for our clinical trials or for commercial sale of COMETRIQ and rely on third party contractors to do so. These third-parties must comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or GMP. Our current and anticipated future dependence upon these third parties may adversely affect our future profit margins and our ability to develop and commercialize COMETRIQ on a timely and competitive basis. These third parties may not be able to produce material on a timely basis or manufacture material at the quality or in the quantity required to meet our development and commercial timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third party manufacturing and supply arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third party manufacturers and suppliers could terminate or decline to renew our manufacturing and supply arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our clinical trials and commercialization efforts may be delayed or otherwise adversely affected.
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
Cabozantinib is being evaluated in a comprehensive development program for the treatment of CRPC and a variety of other indications beyond progressive, metastatic MTC. Clinical trials are inherently risky and may reveal that cabozantinib is ineffective or has unacceptable toxicity or other side effects that may significantly decrease the likelihood of regulatory approval in such indications.
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
Cabozantinib, as well as the activities associated with its research, development and commercialization, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for cabozantinib would prevent us from promoting its use. We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Before a New Drug Application, or NDA, or NDA supplement can be submitted to the FDA, the product candidate must undergo extensive clinical trials, which can take many years and require substantial expenditures.
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
Even if the FDA or a comparable authority in another country approves cabozantinib, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, distribution, advertising, promotion, marketing and/or production of cabozantinib and may impose ongoing requirements for post- approval studies, including additional research and development and clinical trials. For example, in connection with the FDA’s approval of COMETRIQ for the treatment of progressive, metastatic MTC, we are subject to the various post marketing requirements, including a requirement to conduct a phase 2 clinical trial comparing a lower dose of COMETRIQ to the approved dose of 140 mg daily COMETRIQ in progressive, metastatic MTC and to conduct other clinical pharmacology and preclinical studies. These agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.
Risks Related to Our Relationships with Third Parties
We are dependent upon our collaborations with major companies, which subjects us to a number of risks.
We have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb, Sanofi, Genentech, Inc., GlaxoSmithKline, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo, for the development and ultimate commercialization of a significant number of compounds generated from our research and development efforts. We may pursue collaborations for selected unpartnered preclinical and clinical programs and compounds. Our dependence on our relationships with existing collaborators for the development and commercialization of our compounds subjects us to, and our dependence on future collaborators for development and commercialization of additional compounds will subject us to, a number of risks, including:

•	we may not be able to control the amount of U.S. marketing and commercialization costs for cobimetinib (GDC-0973/XL518) we are obligated to share under our collaboration with Genentech;

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
(a) Exhibits
See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIXIS, INC.

May 7, 2013	/s/ FRANK KARBE
Date	Frank Karbe
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011
4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	2/7/2000
4.2	Form of Warrant, dated June 10, 2009, to purchase 500,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	10-Q, as amended	000-30235	4.4	7/30/2009
4.3	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC.	10-Q	000-30235	10.8	8/5/2010
4.4*	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued or issuable to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited	8-K	000-30235	4.9	6/9/2008
4.5	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design International, L.P.	10-Q	000-30235	10.1 (Exhibit A-1)	8/5/2010
4.6	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design Fund, L.P.	10-Q	000-30235	10.1 (Exhibit A-2)	8/5/2010
4.7	Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.1	8/14/2012
4.8	First Supplemental Indenture dated August 14, 2012 to Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.2	8/14/2012
4.9	Form of 4.25% Convertible Senior Subordinated Note due 2019	8-K	000-30235	4.2 (Exhibit A)	8/14/2012
10.1	2000 Non-Employee Directors’ Stock Option Plan	10-K	000-30235	10.6	2/21/3013
10.2	Compensation Information for Named Executive Officers	8-K	000-30235	10.1	2/8/2013
10.3	Compensation Information for Non-Employee Directors	10-K	000-30235	10.25	2/21/3013
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
32.1‡
Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Confidential treatment granted for certain portions of this exhibit.

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