Form 10-Q
period 2013-06-28
EXELIXIS, INC.
filed 2013-08-06
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2013, there were 184,117,209 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$131,774	$170,069
Short-term investments	220,198	241,371
Short-term restricted cash and investments	12,214	12,246
Trade and other receivables	4,209	2,751
Inventory	681	—
Prepaid expenses and other current assets	5,880	6,104
Total current assets	374,956	432,541
Long-term investments	138,125	182,311
Long-term restricted cash and investments	21,956	27,964
Property and equipment, net	5,650	6,059
Goodwill	63,684	63,684
Other assets	7,713	8,538
Total assets	$612,084	$721,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,458	$4,398
Accrued clinical trial liabilities	29,406	20,560
Accrued compensation and benefits	8,127	10,375
Other accrued liabilities	15,362	11,795
Current portion of convertible notes	10,000	10,000
Current portion of loans payable	2,546	3,170
Current portion of restructuring	4,194	5,085
Deferred revenue	1,507	16,321
Total current liabilities	74,600	81,704
Long-term portion of convertible notes	242,459	240,476
Long-term portion of loans payable	81,132	82,090
Long-term portion of restructuring	11,679	14,137
Other long-term liabilities	5,882	6,256
Total liabilities	415,752	424,663
Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding: 184,104,277 and 183,697,213 shares at June 30, 2013 and December 31, 2012, respectively	184	183
Additional paid-in capital	1,557,303	1,550,345
Accumulated other comprehensive loss	(263)	(92)
Accumulated deficit	(1,360,892)	(1,254,002)
Total stockholders’ equity	196,332	296,434
Total liabilities and stockholders’ equity	$612,084	$721,097

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
License and contract revenues	$7,813	$7,813	$15,626	$26,323
Net product revenues	4,043	—	5,899	—
Total revenues	11,856	7,813	21,525	26,323
Operating expenses:
Cost of goods sold	285	—	565	—
Research and development	49,077	32,610	81,812	65,706
Selling, general and administrative	13,180	6,760	23,725	14,665
Restructuring charge	609	1,166	728	971
Total operating expenses	63,151	40,536	106,830	81,342
Loss from operations	(51,295)	(32,723)	(85,305)	(55,019)
Other income (expense), net:
Interest income and other, net	373	340	711	500
Interest expense	(11,239)	(4,092)	(22,296)	(8,096)
Total other income (expense), net	(10,866)	(3,752)	(21,585)	(7,596)
Loss before income taxes	(62,161)	(36,475)	(106,890)	(62,615)
Income tax provision	—	12	—	23
Net loss	$(62,161)	$(36,487)	$(106,890)	$(62,638)
Net loss per share, basic and diluted	$(0.34)	$(0.25)	$(0.58)	$(0.43)
Shares used in computing basic and diluted net loss per share	183,981	148,654	183,861	145,297

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(62,161)	$(36,487)	$(106,890)	$(62,638)
Other comprehensive income (loss) (1)	(365)	(45)	(171)	143
Comprehensive loss	$(62,526)	$(36,532)	$(107,061)	$(62,495)
____________________

(1)
Other comprehensive income (loss) consisted solely of unrealized gains or losses on available for sale securities arising during the periods presented. There were no reclassification adjustments to net income resulting from realized gains or losses on the sale of securities and there was no income tax expense related to other comprehensive income during those periods.

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(106,890)	$(62,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,628	2,640
Stock-based compensation expense	5,605	4,322
Restructuring credit for property and equipment	—	(179)
Accretion of debt discount	12,793	4,477
Other	3,642	2,366
Changes in assets and liabilities:
Other receivables	(1,458)	27,506
Inventory	(681)	—
Prepaid expenses and other current assets	224	(254)
Other assets	—	(224)
Accounts payable and other accrued liabilities	379	(2,058)
Clinical trial liability	8,846	2,259
Restructuring liability	(3,349)	(1,995)
Other long-term liabilities	(374)	(286)
Deferred revenue	(14,814)	(26,293)
Net cash used in operating activities	(94,449)	(50,357)
Cash flows from investing activities:
Purchases of property and equipment	(1,402)	(509)
Proceeds from sale of property and equipment	—	859
Proceeds from maturities of restricted cash and investments	9,868	—
Purchase of restricted cash and investments	(3,784)	132
Proceeds from maturities of investments	209,889	141,104
Purchases of investments	(147,751)	(160,221)
Net cash provided by (used in) investing activities	66,820	(18,635)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	65,036
Proceeds from exercise of stock options and warrants	22	306
Proceeds from employee stock purchase plan	894	827
Principal payments on debt	(11,582)	(3,294)
Net cash (used in) provided by financing activities	(10,666)	62,875
Net decrease in cash and cash equivalents	(38,295)	(6,117)
Cash and cash equivalents at beginning of period	170,069	74,257
Cash and cash equivalents at end of period	$131,774	$68,140
The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biotechnology company committed to developing small molecule therapies for the treatment of cancer. We are focusing our proprietary resources and development and commercialization efforts exclusively on COMETRIQ® (cabozantinib), our wholly-owned inhibitor of multiple receptor tyrosine kinases. On November 29, 2012, the U.S. Food and Drug Administration approved COMETRIQ for the treatment of progressive, metastatic medullary thyroid cancer (“MTC”), in the United States, where it became commercially available in late January 2013. Cabozantinib is being evaluated in a variety of other cancer indications through a broad development program, including two ongoing phase 3 pivotal trials in metastatic castration-resistant prostate cancer, a phase 3 pivotal trial in metastatic renal cell cancer and an additional phase 3 pivotal trail in metastatic hepatocellular cancer that we plan to initiate later in 2013. We believe COMETRIQ has the potential to be a high-quality, broadly-active and differentiated anti-cancer agent that can make a meaningful difference in the lives of patients. Our objective is to develop COMETRIQ into a major oncology franchise, and we believe that the approval of COMETRIQ for the treatment of progressive, metastatic MTC provides us with the opportunity to establish a commercial presence in furtherance of this objective.
We have also established a portfolio of other novel compounds that we believe have the potential to address serious unmet medical needs. Many of these compounds are being developed by partners as part of collaborations, at no cost to us but with significant retained economics to us in the event these compounds are commercialized. As disclosed on ClinicalTrials.gov (NCT01689519), a phase 3 clinical trial for one of these compounds, cobimetinib (GDC-0973/XL518), which we out-licensed to Genentech, Inc. (a wholly-owned member of the Roche Group), was initiated on November 1, 2012.
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
Exelixis adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2012, a 52-week year, ended on December 28, 2012, and fiscal year 2013, a 52-week year, will end on December 27, 2013. For convenience, references in this report as of and for the fiscal quarters ended June 29, 2012 and June 28, 2013, and as of the fiscal year ended December 28, 2012, are indicated as ended June 30, 2012, June 30, 2013, and December 31, 2012, respectively.
Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on February 21, 2013.
Segment Information
We operate in one business segment. We have operations primarily in the United States, while some of our collaboration partners have headquarters outside of the United States and certain of our clinical trials for cabozantinib are conducted outside of the United States. In fiscal years 2011 and 2012, 100% of our revenues were earned in the United States. During the three months ended June 30, 2013, we initiated a Named Patient Use Program (“NPU”) through our distribution partner Swedish Orphan Biovitrum (“Sobi”) to support the distribution and commercialization of COMETRIQ for metastatic MTC primarily in the European Union and potentially other countries. During the three and six months ended June 30, 2013,

93% and 95% of our revenues were earned in the United States; the remainder of our revenues were earned in the European Union under this NPU program. All of our long-lived assets are located in the United States.
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
Inventory
We consider regulatory approval of product candidates to be uncertain and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized as inventory but rather are expensed as research and development costs. When regulatory approval is obtained, we begin capitalization of inventory related costs. We received regulatory approval for our first product, COMETRIQ, on November 29, 2012.
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
Goodwill
Goodwill amounts have been recorded as the excess purchase price over tangible assets, liabilities and intangible assets acquired based on their estimated fair value, by applying the purchase method. Goodwill is not subject to amortization. We evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. When evaluating goodwill for impairment we must determine the reporting units that exist within Exelixis. We have determined that we have one reporting unit, which is consistent with our sole operating segment as of June 30, 2013 and December 31, 2012.
Revenue Recognition
We recognize revenue from the sale of COMETRIQ and from license fees and milestones earned on research and collaboration arrangements. See “Note 1 - Organization and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of our policies for revenue recognition on research and collaboration agreements. We did not enter into any new collaboration agreements during the three and six months ended June 30, 2013. See “Note 2 - Research and Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of our existing collaboration agreements.
Net Product Revenues
We recognize revenue when it is both realized or realizable and earned, meaning persuasive evidence of an arrangement exists, delivery has occurred, title has transferred, the price is fixed or determinable, there are no remaining customer acceptance requirements, and collectability of the resulting receivable is reasonably assured. For product sales in the United States, this generally occurs upon shipment of the product to the patient. For product sales in Europe, this occurs when our distribution partner, Sobi, has accepted the product.
We sell our product, COMETRIQ, in the United States to a specialty pharmacy that benefits from customer incentives and has a right of return. We have a limited sales history and cannot reliably estimate expected returns of the product nor the discounts and rebates due to payors at the time of shipment to the specialty pharmacy. Accordingly, upon shipment to the specialty pharmacy, we record deferred revenue on our Consolidated Balance Sheets. We recognize revenue when the specialty pharmacy provides the product to a patient based on the fulfillment of a prescription. We record revenue using an analysis of prescription data from our specialty pharmacy to ascertain the date of shipment and the payor mix. This approach is frequently referred to as the “sell-through” revenue recognition model. Once the prescription has been provided to the patient, it is not subject to return unless the product is damaged. Product sales to Sobi are not subject to customer incentives, rights of return or discounts and allowances. We record revenue at the time Sobi has accepted the product, a method also known as the “sell-in” revenue recognition model.
Product Sales Discounts and Allowances
We calculate gross product revenues based on the price that we charge our United States specialty pharmacy and our European distribution partner, Sobi. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, and (c) estimated costs of patient assistance programs. We initially record estimates for these deductions at the time we recognize the gross revenue. We update our estimates on a recurring basis as new information becomes available. These discounts and allowances apply only to gross product revenues earned in the United States.
Customer Credits: The United States specialty pharmacy receives a discount of 2% for prompt payment. We expect this specialty pharmacy will earn 100% of its prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized.
Mandated Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for the expected utilization of rebates are based on customer and payor data received from the United States specialty pharmacy. Rebates are generally invoiced by the payor and paid in arrears, such that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s shipments to patients, plus an accrual balance for known prior quarter’s unpaid rebates. If actual future rebates vary from estimates, we may need to adjust our accruals, which would affect net revenue in the period of adjustment.
Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty pharmacy. Contracted customers, which currently consist primarily of Public Health Service institutions, non-profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The United States specialty pharmacy, in turn, charges back to us the difference between the price initially paid by the specialty pharmacy and the discounted price paid to the specialty pharmacy by the customer. The allowance for chargebacks is based on sales to contracted customers.
Medicare Part D Coverage Gap: In the United States, the Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for expected Medicare Part D coverage gap are based in part on third party market research data and on customer and payor, data received from the United States specialty pharmacy. Funding of the coverage gap is invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter's shipments to patients, plus an accrual balance for prior sales. If actual future funding varies from estimates, we may need to adjust our accruals, which would affect net revenue in the period of adjustment.
Co-payment Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using customer data provided by our United States specialty pharmacy.
Patient Assistance Program
We provide COMETRIQ at no cost to eligible patients who have no insurance or are otherwise unable to pay for our product through our Patient Assistance Program (“PAP”). We record the cost of the product as a selling, general and administrative expense at the time the product is designated as PAP inventory.
Cost of Goods Sold
Cost of goods sold is related to our product revenues and consists primarily of indirect labor costs, a 3% royalty we are required to pay GlaxoSmithKline and direct logistics costs. A significant portion of the manufacturing costs for current product sales were incurred prior to regulatory approval of COMETRIQ for the treatment of progressive, metastatic MTC and, therefore, are expensed as research and development costs as incurred, rather than capitalized as inventory.

In accordance with our 2002 collaboration agreement with GlaxoSmithKline, we are required to pay GlaxoSmithKline a 3% royalty on the Net Sales of any product incorporating cabozantinib, including COMETRIQ. Net Sales is defined in the collaboration agreement generally as the gross invoiced sales price less customer credits, rebates, chargebacks, shipping costs, customs duties, and sales tax and other similar tax payments we are required to make.
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

NOTE 2: RESTRUCTURINGS
In May 2013, we implemented the last of a series of five restructurings which commenced in March 2010 (referred to as the “Restructurings”) as a consequence of our decision to focus our proprietary resources and development efforts on the development and commercialization of cabozantinib and strategy to manage costs. The restructuring implemented in May 2013 related to the termination of drug discovery personnel following the completion of our obligations under our ROR collaboration agreement with Bristol-Myers Squibb. The aggregate reduction in headcount from the Restructurings was 429 employees. Charges and credits related to the Restructurings were recorded in periods other than those in which the Restructurings were implemented as a result of sublease activities for our buildings in South San Francisco, California, changes in assumptions regarding anticipated sublease activities, the effect of the passage of time on our discounted cash flow computations, previously planned employee terminations, and sales of excess equipment and other assets.
We have recorded aggregate restructuring charges of $52.8 million in connection with the Restructurings, of which $21.5 million related to termination benefits, $29.0 million related to facility charges, $2.2 million net related to the impairment of excess equipment and other assets, and $0.1 million related to legal and other fees. Asset impairment charges, net were partially offset by cash proceeds of $2.6 million from the sale of such assets.
For the six months ended June 30, 2013 and 2012, we recorded restructuring charges of $0.7 million and $1.0 million, respectively, which related to termination benefits and facility charges in connection with the exit of portions of three of our buildings in South San Francisco.

The total outstanding restructuring liability related to the Restructurings is included in current and long-term portion of restructuring on our Consolidated Balance Sheets. The components and changes of these liabilities during the six months ended June 30, 2013 and for the period from inception of the restructuring activities through the year ended December 31, 2012 are summarized in the following table (in thousands):

	Employee Severance And Other Benefits	Facility Charges	Asset Impairment	Legal and Other Fees	Total
Restructuring (credit) charge	$17,677	$11,814	$3,173	$80	$32,744
Cash payments	(10,528)	(3,739)	—	(10)	(14,277)
Adjustments or non-cash credits	(1,626)	613	(3,341)	—	(4,354)
Proceeds from sale of assets	—	—	168	—	168
Restructuring liability as of December 31, 2010	5,523	8,688	—	70	14,281
Restructuring (credit) charge	2,566	8,480	(907)	(3)	10,136
Cash payments	(7,366)	(3,469)	—	(16)	(10,851)
Adjustments or non-cash credits	(717)	222	(619)	—	(1,114)
Proceeds from sale of assets	—	—	1,526	—	1,526
Restructuring liability as of December 31, 2011	6	13,921	—	51	13,978
Restructuring (credit) charge	970	8,276	(47)	(28)	9,171
Cash payments	(965)	(5,299)	—	(3)	(6,267)
Adjustments or non-cash credits including stock compensation expense	(11)	2,304	(891)	—	1,402
Proceeds from sale of assets	—	—	938	—	938
Restructuring liability as of December 31, 2012	—	19,202	—	20	19,222
Restructuring charge	263	465	—	—	728
Cash payments	—	(3,955)	—	—	(3,955)
Adjustments or non-cash credits	(49)	(73)	—	—	(122)
Restructuring liability as of June 30, 2013	$214	$15,639	$—	$20	$15,873
We expect to pay accrued facility charges of $15.6 million, net of cash received from our subtenants, through 2017, or the end of our lease terms of the buildings. With respect to our Restructurings, we expect to incur additional restructuring charges of approximately $2.5 million, of which approximately $0.3 million relate to termination benefits. with the balance relating to the exit of certain of our South San Francisco buildings. These charges will be recorded through the end the building lease terms, the latest of which ends in 2017.
The Restructurings have resulted in aggregate cash expenditures of $32.7 million, net of sublease income and net of $2.6 million in cash received in connection with the sale of excess equipment and other assets. Net cash expenditures for the Restructurings were $1.5 million and $1.3 million during the three months ended June 30, 2013, and 2012, respectively and $4.0 million and $2.3 million during the six months ended June 30, 2013 and 2012, respectively.
The restructuring charges that we expect to incur in connection with the Restructurings are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the Restructurings.

NOTE 3. CASH AND INVESTMENTS
The following table summarizes cash and cash equivalents, investments, and restricted cash and investments by balance sheet line item as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash and cash equivalents	$131,773	$1	$—	$131,774
Short-term investments	220,254	62	(118)	220,198
Short-term restricted cash and investments	12,193	21	—	12,214
Long-term investments	138,400	7	(282)	138,125
Long-term restricted cash and investments	21,910	46	—	21,956
Total cash and investments	$524,530	$137	$(400)	$524,267

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash and cash equivalents	$170,070	$—	$(1)	$170,069
Short-term investments	241,391	46	(66)	241,371
Short-term restricted cash and investments	12,242	4	—	12,246
Long-term investments	182,407	28	(124)	182,311
Long-term restricted cash and investments	27,943	21	—	27,964
Total cash and investments	$634,053	$99	$(191)	$633,961
Under our loan and security agreement with Silicon Valley Bank, we are required to maintain compensating balances on deposit in one or more investment accounts with Silicon Valley Bank and certain other designated financial institutions. The total collateral balances as of June 30, 2013 and December 31, 2012 were $85.4 million and $87.0 million, respectively, and are reflected in our Consolidated Balance Sheets in short- and long-term investments. See “Note 7 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, for more information regarding the collateral balance requirements under our Silicon Valley Bank loan and security agreement.
All of our cash equivalents and investments are classified as available-for-sale. The following table summarizes our cash equivalents and investments by security type as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$62,054	$—	$—	$62,054
Commercial paper	87,217	—	(2)	87,215
Corporate bonds	273,748	42	(396)	273,394
U.S. Treasury and government sponsored enterprises	89,493	94	—	89,587
Municipal bonds	12,018	1	(2)	12,017
Total cash and investments	$524,530	$137	$(400)	$524,267

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$81,744	$2	$—	$81,746
Commercial paper	167,223	8	—	167,231
Corporate bonds	222,106	30	(187)	221,949
U.S. Treasury and government sponsored enterprises	132,933	59	(1)	132,991
Municipal bonds	30,047	—	(3)	30,044
Total cash and investments	$634,053	$99	$(191)	$633,961
All of our investments are subject to a quarterly impairment review. During the three and six months ended June 30, 2013 and 2012, we did not record any other-than-temporary impairment charges on our available-for-sale securities. As of June 30, 2013, the fair value of investments that were in an unrealized loss position was $223.3 million, including $215.2 million in corporate bonds. There were 104 investments in an unrealized loss position as of June 30, 2013. All investments in an unrealized loss position have been so for less than one year and the unrealized losses were not attributed to credit risk, but rather associated with the changes in interest rates. Based on the scheduled maturities of our investments, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The following summarizes the fair value of securities classified as available-for-sale by contractual maturity as of June 30, 2013 (in thousands):

	Mature within One Year	After One Year through Two Years	Fair Value
Money market funds	$58,934	$—	$58,934
Commercial paper	87,215	—	87,215
Corporate bonds	176,441	96,953	273,394
U.S. Treasury and government sponsored enterprises	71,357	18,230	89,587
Municipal bonds	12,017	—	12,017
Total	$405,964	$115,183	$521,147
The classification of certain compensating balances and restricted investments are dependent upon the term of the underlying restriction on the asset and not the maturity date of the investment. Therefore, certain long-term investments and long-term restricted cash and investments have contractual maturities within one year.
During the three and six months ended June 30, 2013 and 2012, there were no sales of investments, and therefore there were no reclassification adjustments of accumulated other comprehensive income to net income resulting from realized gains or losses on the sale of securities.

NOTE 4. INVENTORY
Inventory consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$75	$—
Work in process	537	—
Finished goods	69	—
Total	$681	$—
We received regulatory approval for our first product, COMETRIQ, on November 29, 2012. As of December 31, 2012, our recorded inventory balance was $0 as we did not incur any costs that would be recorded as inventory subsequent to the receipt of regulatory approval and prior to year end.

NOTE 5. DEBT
The amortized carrying amount of our debt consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Convertible Senior Subordinated Notes due 2019	$157,357	$149,800
Secured Convertible Notes due 2015	95,102	100,676
Silicon Valley Bank term loan	80,000	80,000
Silicon Valley Bank line of credit	3,678	5,260
Total debt	336,137	335,736
Less: current portion	(12,546)	(13,170)
Long-term debt	$323,591	$322,566
See “Note 7 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, for additional information on the terms of our debt, including a description of the conversion features of the of 4.25% convertible senior subordinated notes due 2019 (the “2019 Notes”) and our Secured Convertible Notes due June 2015 (the “Deerfield Notes”).
Convertible Senior Subordinated Notes due 2019
In August 2012, we issued and sold $287.5 million aggregate principal amount the 2019 Notes. As of June 30, 2013, the entire principal balance remains outstanding. The following is a summary of the liability component of the 2019 Notes as of June 30, 2013 (in thousands):

June 30, 2013
Net carrying amount of the liability component	$157,357
Unamortized discount of the liability component	130,143
Face amount of the 2019 Notes	$287,500
The debt discount and debt issuance costs will be amortized as interest expense through August 2019. During the three and six months ended June 30, 2013, total interest expense for the 2019 Notes was $7.1 million, and $14.0 million, respectively, including stated coupon interest of $3.1 million and $6.1 million, respectively, and the amortization of the debt discount and debt issuance costs of $4.0 million and $7.9 million, respectively. The balance of unamortized fees and costs was $4.3 million and $4.7 million as of June 30, 2013, and December 31, 2012, respectively, which is recorded in the accompanying Consolidated Balance Sheet as Other assets.
Secured Convertible Notes due June 2015
In June 2010, we entered into a note purchase agreement with entities affiliated with Deerfield Management Company, L.P. (“Deerfield”), pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million initial principal amount of the Deerfield Notes. As of June 30, 2013, and December 31, 2012, the remaining outstanding principal balance on the Deerfield Notes was $114.0 million and $124.0 million, respectively. During the three and six months ended June 30, 2013, total interest expense for the Deerfield Notes was $4.0 million and $7.9 million, respectively, and during the same periods in 2012, $3.9 million and $7.7 million, respectively, including the stated coupon rate and the amortization of the debt discount and debt issuance costs. The non-cash expense relating to the amortization of the debt discount and debt issuance costs were $2.5 million and $4.9 million during the three and six months ended June 30, 2013, respectively, and $2.4 million and $4.7 million, during the three and six months ended June 30, 2012, respectively. The balance of unamortized fees and costs was $1.8 million and $2.3 million as of June 30, 2013, and December 31, 2012, respectively, which is recorded in the accompanying Consolidated Balance Sheet as Other assets.

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
The following table sets forth the fair value of our financial assets that were measured and recorded on a recurring basis as of June 30, 2013 and December 31, 2012. We did not have any Level 3 investments during the periods presented. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	June 30, 2013
	Level 1	Level 2	Total
Money market funds	$58,934	$—	$58,934
Commercial paper	2,997	84,218	87,215
Corporate bonds	7,013	266,381	273,394
U.S. Treasury and government sponsored enterprises	30,444	59,143	89,587
Municipal bonds	—	12,017	12,017
Total	$99,388	$421,759	$521,147

	December 31, 2012
	Level 1	Level 2	Total
Money market funds	$76,050	$—	$76,050
Commercial paper	—	167,231	167,231
Corporate bonds	—	221,949	221,949
U.S. Treasury and government sponsored enterprises	—	132,991	132,991
Municipal bonds	—	30,044	30,044
Total	$76,050	$552,215	$628,265
The estimated fair values of our financial instruments that are carried at amortized cost for which it is practicable to determine a fair value were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Subordinated Notes due 2019	$157,357	$279,939	$149,800	$280,111
Silicon Valley Bank term loan	$80,000	$79,767	$80,000	$79,542
Silicon Valley Bank Line of Credit	$3,678	$3,676	$5,260	$5,253
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

NOTE 7. STOCK-BASED COMPENSATION
We recorded and allocated employee stock-based compensation expenses for our equity incentive plans and our 2000 Employee Stock Option Plan (“ESPP”) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development expense	$1,553	$1,025	$2,960	$2,232
Selling, general and administrative expense	1,370	950	2,638	2,047
Total employee stock-based compensation expense	$2,923	$1,975	$5,598	$4,279
We use the Black-Scholes option pricing model to value our stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. We considered implied volatility as well as our historical volatility in developing our estimate of expected volatility. The fair value of employee stock option awards and ESPP purchases was estimated using the following assumptions and weighted average fair values:

	Stock Options
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average grant-date fair value	$2.56	$2.68	$2.52	$2.75
Risk-free interest rate	0.98%	1.00%	0.92%	1.00%
Dividend yield	—%	—%	—%	—%
Volatility	62%	65%	62%	65%
Expected life	5.6 years	6.0 years	5.5 years	5.8 years

	Employee Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average grant-date fair value	$1.65	$1.58	$1.63	$2.34
Risk-free interest rate	0.12%	0.16%	0.13%	0.08%
Dividend yield	—%	—%	—%	—%
Volatility	67%	68%	67%	68%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
755,792 of the stock options outstanding as of June 30, 2013, were granted subject to performance objectives tied to the achievement of clinical goals set by the Compensation Committee of our Board of Directors and will vest in full or part based on achievement of such goals. As of June 30, 2013, we expect that achievement of those performance objectives is probable.

A summary of all stock option activity for the six months ended June 30, 2013 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	18,448,550	$6.85
Granted	851,130	$4.65
Exercised	(3,884)	$4.42
Forfeited	(586,964)	$6.47
Options outstanding at June 30, 2013	18,708,832	$6.76	4.35	$108
Exercisable at June 30, 2013	13,175,393	$7.31	3.63	$94
As of June 30, 2013, $13.6 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 2.64 years.
A summary of all restricted stock unit (“RSU”) activity for the six months ended June 30, 2013 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Awards outstanding at December 31, 2012	1,294,621	$6.07
Awarded	87,710	$4.74
Released	(153,747)	$7.34
Forfeited	(15,208)	$5.74
Awards outstanding at June 30, 2013	1,213,376	$5.82	1.55	$5,509
As of June 30, 2013, $4.9 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 2.73 years.

NOTE 8. NET LOSS PER SHARE
The following table sets forth a reconciliation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(62,161)	$(36,487)	$(106,890)	$(62,638)
Denominator:
Shares used in computing basic and diluted net loss per share	183,981	148,654	183,861	145,297
Net loss per share, basic and diluted	$(0.34)	$(0.25)	$(0.58)	$(0.43)

Diluted loss income per share gives effect to potential incremental common shares issuable upon the exercise of stock options and warrants, upon vesting of RSUs, upon the purchase from contributions to our ESPP (all calculated based on the treasury stock method), and upon conversion of our convertible debt (calculated using the if-converted method) and the effect is not anti-dilutive. The following table sets forth potential shares of common stock that are not included in the computation of diluted net loss per share because, to do so would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Convertible debt	54,123	—	54,123	—
Outstanding stock options, unvested RSUs and ESPP contributions	18,147	17,477	18,007	16,226
Warrants	1,441	1,441	1,441	1,441
Total potentially dilutive shares	73,711	18,918	73,571	17,667

NOTE 9. CONTINGENCIES
Pending Litigation
From time to time, we are party to legal proceedings, claims and investigations in the ordinary course of business, including the matter described below.
In December 2012, a former officer filed a lawsuit against us and our chief executive officer in California state court seeking unspecified monetary damages based on contract and tort claims in connection with the former officer’s execution and revocation of a Rule 10b5-1 stock trading plan in December 2010. We intend to defend this claim vigorously. This matter is at a early stage, and we are unable to reasonably estimate the possible loss or range of loss, if any.

NOTE 10. CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject us to concentrations of credit risk are primarily trade and other receivables and investments. Investments consist of money market funds, taxable commercial paper, corporate bonds with high credit quality, U.S. government agency obligations and U.S. government sponsored enterprises. All investments are maintained with financial institutions that management believes are creditworthy.
Trade and other receivables are unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception. Currently, 71% of our trade receivables are with the United States specialty pharmacy that sells COMETRIQ.
The following table sets forth the percentage of revenues recognized under our collaboration agreements and product sales to the specialty pharmacy that represent 10% or more of total revenues during the six months ending June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Collaborator:
Bristol-Myers Squibb	73%	59%
Merck	—%	41%
Pharmacy:
Diplomat Specialty Pharmacy	26%	—%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis contains forward-looking statements. These statements are based on Exelixis, Inc.’s (“Exelixis,” “we,” “our” or “us”) current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “focus,” “objective,” “will,” “may,” “could,” “would,” “estimate,” “potential,” “continue,” “encouraging,” ” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Part II, Item 1A of this Form 10-Q, as well as those discussed elsewhere in this report.
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
Overview
We are a biotechnology company committed to developing small molecule therapies for the treatment of cancer. We are focusing our proprietary resources and development and commercialization efforts exclusively on COMETRIQ® (cabozantinib), our wholly-owned inhibitor of multiple receptor tyrosine kinases. On November 29, 2012, the U.S. Food and Drug Administration, or FDA, approved COMETRIQ for the treatment of progressive, metastatic medullary thyroid cancer, or MTC, in the United States, where it became commercially available in late January 2013. We have also submitted a Marketing Authorization Application, or MAA, for cabozantinib for the proposed indication of treatment of progressive, unresectable, locally advanced MTC to the European Medicines Agency, or EMA, that was accepted for review in November 2012. Cabozantinib is being evaluated in a variety of other cancer indications through a broad development program, including two ongoing phase 3 pivotal trials in metastatic castration-resistant prostate cancer, or CRPC, a phase 3 pivotal trial in metastatic renal cell cancer, or RCC, and an additional phase 3 pivotal trial in metastatic hepatocellular cancer, or HCC, that we plan to initiate later in 2013. We believe COMETRIQ has the potential to be a high-quality, broadly-active and differentiated anti-cancer agent that can make a meaningful difference in the lives of patients. Our objective is to develop COMETRIQ into a major oncology franchise, and we believe that the approval of COMETRIQ for the treatment of progressive, metastatic MTC provides us with the opportunity to establish a commercial presence in furtherance of this objective.
We have also established a portfolio of other novel compounds that we believe have the potential to address serious unmet medical needs. Many of these compounds are being developed by partners as part of collaborations, at no cost to us but with significant retained economics to us in the event these compounds are commercialized. As disclosed on ClinicalTrials.gov (NCT01689519), a phase 3 clinical trial for one of these compounds, cobimetinib (GDC-0973/XL518), which we out-licensed to Genentech, Inc. (a wholly- owned member of the Roche Group), or Genentech, was initiated on November 1, 2012.
Our Strategy
We believe that the available clinical data demonstrate that COMETRIQ has the potential to be a broadly active anti-cancer agent, and our objective is to build COMETRIQ into a major oncology franchise. The initial regulatory approval of COMETRIQ to treat progressive, metastatic MTC provides a niche market opportunity that allows us to gain commercialization experience at relatively low cost while providing a solid foundation for potential expansion into larger cancer indications.
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

Collaborations
We have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Sanofi, Genentech, GlaxoSmithKline, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo Company Limited, or Daiichi Sankyo, for various compounds and programs in our portfolio. Pursuant to these collaborations, we have out-licensed compounds or programs to a partner for further development and commercialization, have no further development cost obligations related to such compounds or programs and may be entitled to receive milestones and royalties or a share of profits from commercialization. As disclosed on ClinicalTrials.gov (NCT01689519), a phase 3 clinical trial for one of these compounds, cobimetinib (GDC-0973/XL518), which we out-licensed to Genentech, was initiated on November 1, 2012. In addition, several other out-licensed compounds are in multiple phase 2 studies. These partnered compounds potentially could be of significant value to us if their development progresses successfully.
With respect to our partnered compounds, we are eligible to receive potential milestone payments under our collaborations totaling approximately $2.4 billion in the aggregate on a non-risk adjusted basis, of which 10% are related to clinical development milestones, 41% are related to regulatory milestones and 49% are related to commercial milestones.
Business Highlights for the Three Months Ended June 30, 2013 and Recent Developments

Initiation of Phase 3 Pivotal Trial of Cabozantinib in Patients with Metastatic Renal Cell Carcinoma
In May 2013, we initiated METEOR (Metastatic RCC Phase 3 Study Evaluating Cabozantinib vs Everolimus), a phase 3 pivotal trial comparing cabozantinib to everolimus in patients with metastatic RCC who have experienced disease progression following treatment with at least one prior VEGFR tyrosine kinase inhibitor, or TKI. Patients will be stratified based on the number of prior VEGFR-TKI therapies received and commonly applied RCC risk criteria. Patients will be randomized 1:1 to receive 60 mg of cabozantinib daily or 10 mg of everolimus daily and no cross-over will be allowed between the study arms. The primary endpoint for METEOR is progression-free survival.

Data Presented at the 2013 Annual Meeting of the American Society of Clinical Oncology
In June 2013, clinical data from cabozantinib was the subject of nine separate data presentations at the 2013 Annual Meeting of the American Society of Clinical Oncology, including, among others, poster and oral presentations of additional data from clinical trials of COMETRIQ in patients with progressive, metastatic MTC, and a poster presentation of updated interim data from a phase 2 trial of cabozantinib in patients with metastatic CRPC.
COMETRIQ Clinical Trial Data in Patients with Progressive, Metastatic MTC
Data from a long-term follow-up of a phase 1 trial of COMETRIQ in patients with advanced MTC demonstrated that 30% of patients treated with COMETRIQ experienced disease control and remained progression-free for more than 2 years. We believe these data provide important insight into the clinical utility of COMETRIQ in patients with progressive, metastatic MTC.
Data assessing RET and RAS mutations from the phase 3 pivotal trial of COMETRIQ in patients with progressive, metastatic MTC, known as EXAM (Efficacy of XL184 (Cabozantinib) in Advanced Medullary Thyroid Cancer), showed improvement in progression-free survival with COMETRIQ treatment compared to placebo in all genetically defined subgroups, with a greater effect on progression-free survival in the RET mutation-positive and RET mutation-unknown subgroups. We believe the analysis of clinical benefit from COMETRIQ for the treatment of progressive, metastatic MTC in patients with RET and RAS gene mutations provides additional support for investigating the activity of COMETRIQ in other tumor types with alterations in these genes.
Updated Phase 2 Data for Cabozantinib in Patients with Metastatic CRPC
Updated interim data from docetaxel-pretreated patients with metastatic CRPC and bone metastases treated with cabozantinib in an ongoing non-randomized cohort of a phase 2 randomized discontinuation trial, or RDT, showed a median overall survival of 10.8 months. A retrospective analysis of the interim data also showed that early responses in bone scan, circulating tumor cell levels and pain were associated with longer median overall survival as compared to non-responders. We believe that these findings, particularly the bone scan response results, support the rationale for potential future prospective validation of the association of bone scan response with overall survival in our ongoing phase 3 COMET (CabOzantinib MET Inhibition CRPC Efficacy Trial) trials in metastatic CRPC.

Certain Factors Important to Understanding Our Financial Condition and Results of Operations
Successful development of drugs is inherently difficult and uncertain. Our business requires significant investments in research and development over many years, and products often fail during the research and development process. Our long-term prospects depend upon our ability, and the abilities of our partners to successfully commercialize new therapeutics in highly competitive areas such as cancer treatment. Our financial performance is driven by many factors, including those described below.
Limited Sources of Revenues
COMETRIQ was approved by the FDA for the treatment of progressive, metastatic MTC in the United States on November 29, 2012. We commercially launched COMETRIQ in late January 2013. We currently estimate that there are between 500 and 700 first- and second-line metastatic MTC patients diagnosed each year in the United States who will be eligible for COMETRIQ, and as a result we only expect to generate limited revenues from the sale of COMETRIQ in the near term. Prior to the approval of COMETRIQ, we had no pharmaceutical product that had received marketing approval, and from the commercial launch through June 30, 2013, we generated $5.9 million in net revenues from the sale of COMETRIQ. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. We anticipate only limited revenues from our collaborative research and development agreements in 2013.
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
Liquidity
As of June 30, 2013, we had $524.3 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $22.0 million, respectively, and short- and long-term unrestricted investments of $220.2 million and $138.1 million, respectively. We are required to maintain on deposit with Silicon Valley Bank or one of its affiliates short- and long-term unrestricted investments of $2.6 million and $82.8 million, respectively, pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, short- and long-term investments and product revenues will enable us to maintain our operations for a period of at least 12 months following the end of the second quarter of 2013. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate.
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
In connection with the offering of the 2019 Notes, $36.5 million of the proceeds were deposited into an escrow account which contains an amount of permitted securities sufficient to fund, when due, the total aggregate amount of the first six scheduled semi-annual interest payments on the 2019 Notes. $6.1 million in short-term restricted cash and investments held in the escrow account matured in February 2013 and we used the proceeds to pay the first scheduled semi-annual interest payment due at that time. The short- and long-term amounts held in the escrow account as of June 30, 2013 were $12.2 million and $18.2 million, and are included in short- and long-term restricted cash and investments, respectively. We have pledged our interest in the escrow account to the Trustee as security for our obligations under the 2019 Notes.
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

Loan Agreement with Silicon Valley Bank
On May 22, 2002, we entered into a loan and security agreement with Silicon Valley Bank for an equipment line of credit. On December 21, 2004, December 21, 2006 and December 21, 2007, we amended the loan and security agreement to provide for additional equipment lines of credit and on June 2, 2010, we further amended the loan and security agreement to provide for a new seven-year term loan in the amount of $80.0 million. As of June 30, 2013, the combined outstanding principal balance due under the lines of credit and term loan was $83.7 million, compared to $85.3 million as of December 31, 2012. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We are required to repay any advances under an equipment line of credit in 48 equal monthly payments of principal and interest. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. We have the option to prepay without penalty any advance under an equipment line of credit other than advances under a single equipment line of credit, which has a 1.0% prepayment penalty, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment. In accordance with the terms of the loan and security agreement, we are required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement on deposit in one or more investment accounts with Silicon Valley Bank and certain other designated financial institutions as support for our obligations under the loan and security agreement (although we are entitled to retain income earned or the amounts maintained in such accounts). Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.0%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement.
Restructurings
In May 2013, we implemented the last of a series of five restructurings which commenced in March 2010, which we refer to collectively as the Restructurings, as a consequence of our decision to focus our proprietary resources and development efforts on the development and commercialization of cabozantinib and our strategy to manage costs. The restructuring implemented in May 2013 related to the termination of drug discovery personnel following the completion of our obligations under our ROR collaboration agreement with Bristol-Myers Squibb. The aggregate reduction in headcount from the Restructurings is 429 employees. Charges and credits related to the Restructurings were recorded in periods other than those in which the Restructurings were implemented as a result of sublease activities for our buildings in South San Francisco, California, changes in assumptions regarding anticipated sublease activities, the effect of the passage of time on our discounted cash flow computations, previously planned employee terminations, and sales of excess equipment and other assets.
We have recorded aggregate restructuring charges of $52.8 million in connection with the Restructurings, of which $21.5 million related to termination benefits, $29.0 million related to facility charges, $2.2 million net related to the impairment of excess equipment and other assets, and $0.1 million related to legal and other fees. Asset impairment charges were partially offset by cash proceeds of $2.6 million from the sale of such assets.
For the six months ended June 30, 2013, and 2012, we recorded restructuring charges of $0.7 million and $1.0 million, respectively, which related to termination benefits and facility charges in connection with the exit of all or portions of three of our buildings in South San Francisco.
We expect to pay accrued facility charges of $15.6 million, net of cash received from our subtenants, through 2017, or the end of our lease terms of the buildings. With respect to our Restructurings, we expect to incur additional restructuring charges of $2.5 million, of which approximately $0.3 million relate to termination benefits. with the balance relating to the exit of certain of our South San Francisco buildings. These charges will be recorded through the end the building lease terms, the latest of which ends in 2017.
The Restructurings have resulted in aggregate cash expenditures of $32.7 million, net of sub-lease and net of $2.6 million in cash received in connection with the sale of excess equipment and other assets. Net cash expenditures for the Restructurings were $1.5 million and $1.3 million during the three months ended June 30, 2013, and 2012, respectively and $4.0 million and $2.3 million during the six months ended June 30, 2013, and 2012, respectively.

The restructuring charges that we expect to incur in connection with the Restructurings are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the Restructurings.
Critical Accounting Estimates
The preparation of the consolidated financial statements is in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, clinical trial accruals, restructuring liability, inventory, cost of goods sold, stock option valuation and convertible debt valuation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results could differ materially from these estimates.
An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. We believe our critical accounting policies relating to revenue recognition, clinical trial accruals, restructuring liability, inventory, cost of goods sold, stock option valuation and convertible debt valuation reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.
Other than the inclusion of inventory, revenue recognition on product sales, and cost of goods sold, there have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2013, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Inventory
We consider regulatory approval of product candidates to be uncertain and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized as inventory, but rather are expensed as research and development costs. When regulatory approval is obtained, capitalization of inventory may begin. On November 29, 2012, the FDA approved our first product, COMETRIQ, for the treatment of progressive, metastatic MTC in the United States, where it became commercially available in late January 2013.
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
Revenue Recognition on Product Sales
We recognize revenue when it is both realized or realizable and earned, meaning persuasive evidence of an arrangement exists, delivery has occurred, title has transferred, the price is fixed or determinable, there are no remaining customer acceptance requirements, and collectability of the resulting receivable is reasonably assured. For product sales in the United States, this generally occurs upon shipment of the product to the patient. For product sales in Europe, this occurs when our distribution partner, Swedish Orphan Biovitrum, or Sobi, has accepted the product.
We sell our product, COMETRIQ, in the United States to a specialty pharmacy that benefits from customer incentives and has a right of return. We have a limited sales history and cannot reliably estimate expected returns of the product nor the discounts and rebates due to payors at the time of shipment to the specialty pharmacy. Accordingly, upon shipment to the specialty pharmacy, we record deferred revenue on our Consolidated Balance Sheets. We recognize revenue when the specialty pharmacy provides the product to a patient based on the fulfillment of a prescription. We record revenue using an analysis of prescription data from our specialty pharmacy to ascertain the date of shipment and the payor mix. This approach is frequently referred to as the “sell-through” revenue recognition model. Once the prescription has been provided to the patient, it is not subject to return unless the product is damaged. Product sales to Sobi are not subject to customer incentives, rights of return or discounts and allowances. We record revenue at the time Sobi has accepted the product, a method also known as the “sell-in”

revenue recognition model.
We calculate gross product revenues based on the price that we charge our United States specialty pharmacy and our European distribution partner, Sobi. We estimate our United States net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, and (c) estimated costs of patient assistance programs. We initially record estimates for these deductions at the time we recognize the gross revenue. We update our estimates on a recurring basis as new information becomes available. These discounts and allowances apply only to gross product revenues earned in the United States.
Cost of Goods Sold
Cost of goods sold is related to our product revenues and consists primarily of indirect labor costs, a 3% royalty we are required to pay GlaxoSmithKline in connection with sales of COMETRIQ and direct logistics costs. A significant portion of the manufacturing costs for current product sales were incurred prior to regulatory approval of COMETRIQ for the treatment of progressive, metastatic MTC and, therefore, are expensed as research and development costs as incurred, rather than capitalized as inventory.
In accordance with our 2002 collaboration agreement with GlaxoSmithKline, we are required to pay GlaxoSmithKline a 3% royalty on the Net Sales of any product incorporating cabozantinib, including COMETRIQ. Net Sales is defined in the collaboration agreement generally as the gross invoiced sales price less customer credits, rebates, chargebacks, shipping costs, customs duties, and sales tax and other similar tax payments we are required to make.

Fiscal Year Convention
Exelixis adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2012, a 52-week year, ended on December 28, 2012, and fiscal year 2013, a 52-week year, will end on December 27, 2013. For convenience, references in this report as of and for the fiscal quarters ended June 29, 2012 and June 28, 2013, and as of the fiscal year ended December 28, 2012, are indicated as ended June 30, 2012 and June 30, 2013, and as ended December 31, 2012, respectively.

Results of Operations
Revenues
Total revenues by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
License revenues (1)	$4,011	$4,011	$8,022	$18,690
Contract revenues (2)	3,802	3,802	7,604	7,633
Net product revenues	4,043	—	5,899	—
Total revenues	$11,856	$7,813	$21,525	$26,323
Dollar change	$4,043		$(4,798)
Percentage change	52%		(18)%
____________________

(1)	Includes amortization of upfront payments.

(2)	Includes milestone payments.
Total revenues by collaboration partner or customer were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Bristol-Myers Squibb	7,813	$7,813	$15,626	$15,627
Merck	—	—	—	10,666
Diplomat Specialty Pharmacy	3,767	—	5,623	—
Other	276	—	276	30
Total revenues	$11,856	$7,813	$21,525	$26,323
Dollar change	$4,043		$(4,798)
Percentage change	52%		(18)%
Revenues for the three and six months ended June 30, 2013, included net product revenues of $4.0 million and $5.9 million, respectively, from the sale of COMETRIQ, which became commercially available in late January 2013. The decrease in total revenues during the six months ended June 30, 2013, when compared to the same period in 2012 was primarily due to $10.7 million in license revenue recognized in 2012 resulting from the completion of the technology transfer under our December 2011 license agreement with Merck for our PI3K-delta program.
Cost of Goods Sold
Cost of goods sold consists primarily of a 3% royalty we are required to pay GlaxoSmithKline in connection with sales of COMETRIQ, indirect labor costs and direct logistics costs. We began capitalizing COMETRIQ inventory following the regulatory approval for COMETRIQ on November 29, 2012. The cost of product manufactured prior to regulatory approval was expensed as research and development costs as incurred. Cost of goods sold was $0.3 million and $0.6 million for the three and six months ended June 30, 2013, respectively. The cost of goods sold and product gross margins we have experienced in this early stage of our product launch may not be representative of what we may experience going forward.
Research and Development Expenses
Total research and development expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development expenses	$49,077	$32,610	$81,812	$65,706
Dollar change	$16,467		$16,106
Percentage change	50%		25%
Research and development expenses consist primarily of clinical trial expenses, personnel expenses, allocation of general corporate costs, consulting and outside services, stock-based compensation and expenses for temporary employees. The increases for the three and six months ended June 30, 2013, as compared to the prior year periods, resulted primarily from the following:

•
Clinical Trial Costs — Clinical trial expenses, which include services performed by third-party contract research organizations and other vendors, increased by $15.3 million, or 105%, and $16.6 million, or 57%, respectively. The increase in clinical trial costs was primarily related to clinical trial activities for COMET-1, our phase 3 pivotal trial with the primary endpoint of overall survival in metastatic CRPC, as well as costs incurred in connection with the start-up for our phase 3 trials for metastatic RCC and metastatic HCC.

•	Consulting — Consulting expenses increased $1.1 million, or 93%, and $1.6 million, or 70%, respectively, primarily as a result of increased outsourcing of development and clinical trial activities.

•
Stock-Based Compensation — Stock-Based Compensation increased $0.5 million, or 45%, and $0.6 million, or 28%, respectively, primarily as a result of an increase in the number and valuation of new grants, as well as an increase in the participation and valuation of ESPP.

The above increases were partially offset by the following:

•
General Corporate Costs — There was a decrease of $0.5 million, or 9%, and $1.2 million, or 11%, respectively, in the allocation of general corporate costs (such as facility costs, property taxes and insurance) to research and development, primarily due to the decrease in drug discovery personnel resulting from the Restructurings.

•	Personnel — Personnel expense decreased by $0.6 million, or 4%, for the six months ended June 30, 2013, primarily due to the reduction in headcount related to the Restructurings.

•
Depreciation and Amortization — Depreciation and amortization expense decreased by $0.4 million, or 67% and $0.8 million or 58%, respectively, primarily as a result of the impairment and disposition of assets related to the Restructurings and the impact of additional assets becoming fully depreciated during 2012.

Historically, we grouped our research and development expenses into three categories: development, drug discovery and other. Our development group leads the development and implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. Development expenses relate primarily to clinical trial, personnel and general corporate costs. Our drug discovery efforts consisted of the discovery, optimization and characterization of lead compounds for selection of development candidates with the best potential for further evaluation and advancement into clinical development. Drug discovery expenses related primarily to personnel expense, lab supplies and general corporate costs. The other category primarily includes stock-based compensation expense.
As noted under “Overview”, we are focusing our proprietary resources and development efforts exclusively on cabozantinib in order to maximize the therapeutic and commercial potential of this compound, and as a result, we expect nearly all of our future research and development expenses to relate to the clinical development of cabozantinib. Additionally, as a consequence of our focus on cabozantinib, we have discontinued all of our drug discovery efforts, including those previously funded under our ROR collaboration agreement with Bristol-Myers Squibb following the completion of our obligations under the ROR collaboration agreement in July 2013. As a result of this shift in business strategy and the limited relevance of the disclosure with respect to our current operations, we no longer disclose the breakdown of our research and development expenses by category.
We expect to continue to incur significant research and development costs for cabozantinib in future periods as we evaluate its potential in a variety of cancer indications through a broad development program, including two ongoing phase 3 pivotal trials in metastatic CRPC, a phase 3 pivotal trial in metastatic RCC, and an additional phase 3 pivotal trial in metastatic HCC, that we plan to initiate later in 2013. We also expect to expand the cabozantinib development program to other solid tumor indications, based on encouraging interim data that have emerged from our RDT as well as other clinical trials. In addition, post marketing requirements in connection with the approval of COMETRIQ in progressive, metastatic MTC dictate that we conduct additional studies in progressive, metastatic MTC.
Selling, General and Administrative Expenses
Total selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Selling, general and administrative expenses	$13,180	$6,760	$23,725	$14,665
Dollar change	$6,420		$9,060
Percentage change	95%		62%
Selling, general and administrative expenses consist primarily of personnel expenses, consulting and outside services, facility costs, legal patent costs, employee stock-based compensation expense, marketing and other legal and accounting fees. These expenses also include selling and distribution costs in 2013 as a result of the commercial launch of COMETRIQ in late January 2013.
The increases for the three and six months ended June 30, 2013, as compared to the prior year periods were primarily related to an increase in expenses related to consulting and outside services for the sale of COMETRIQ, as well as increases in marketing expenses, legal and accounting fees, wages and benefits and reduced allocations to research and development as a result of lower headcount. These increases were partially offset by decreases in facilities costs.
Restructuring Charge
In May 2013, we implemented the last of a series of five restructurings which commenced in March 2010 (referred to as the “Restructurings”) as a consequence of our decision to focus our proprietary resources and development efforts on the development and commercialization of cabozantinib and strategy to manage costs. The restructuring implemented in May 2013 related to the termination of drug discovery personnel following the completion of our obligations under our ROR collaboration agreement with Bristol-Myers Squibb. The aggregate reduction in headcount from the Restructurings was 429 employees. Charges and credits related to the Restructurings were recorded in periods other than those in which the

Restructurings were implemented as a result of sublease activities for our buildings in South San Francisco, California, changes in assumptions regarding anticipated sublease activities, the effect of the passage of time on our discounted cash flow computations, and sales of excess equipment and other assets.
Total restructuring charge from our Restructurings were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Restructuring charge	$609	$1,166	$728	$971
Dollar change	$(557)		$(243)
Percentage change	(48)%		(25)%
For the three and six months ended June 30, 2013, we recorded restructuring charges of $0.6 million and $0.7 million, respectively, which related to termination benefits and facility charges in connection with the exit of all or portions of three of our buildings in South San Francisco.
Total Other Income (Expense), Net
Total other income (expense), net, were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income and other, net	$373	$340	$711	$500
Interest expense	(11,239)	(4,092)	(22,296)	(8,096)
Total other expense, net	$(10,866)	$(3,752)	$(21,585)	$(7,596)
Dollar change	$(7,114)		$(13,989)
Percentage change	190%		184%
Total other income (expense), net consists primarily of interest expense incurred on our debt, partially offset by interest income earned on our cash and investments.
The change in total other expense, net for the three and six months ended June 30, 2013, compared to the same periods in 2012, were primarily due to the increased interest expense as a result of the August 2012 issuance of the 2019 Notes. Interest expense includes aggregate non-cash interest expense on both the 2019 Notes and the Deerfield Notes of $6.5 million and $12.8 million respectively, for the three and six months ended June 30, 2013, as compared to $2.4 million and $4.7 million for the three and six months ended June 30, 2012, respectively.

Liquidity and Capital Resources
Sources and Uses of Cash
The following table summarizes our cash flow activities for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Net loss	$(106,890)	$(62,638)
Adjustments to reconcile net loss to net cash used in operating activities	23,668	13,626
Changes in operating assets and liabilities	(11,227)	(1,345)
Net cash used in operating activities	(94,449)	(50,357)
Net cash provided by (used in) investing activities	66,820	(18,635)
Net cash (used in) provided by financing activities	(10,666)	62,875
Net decrease in cash and cash equivalents	(38,295)	(6,117)
Cash and cash equivalents at beginning of period	170,069	74,257
Cash and cash equivalents at end of period	$131,774	$68,140

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators and banks, debt financing arrangements and equipment financing facilities. We have also financed certain of our research and development activities under our agreements with various collaborators. As of June 30, 2013, we had $524.3 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $22.0 million, respectively, and short- and long-term unrestricted investments of $220.2 million and $138.1 million, respectively. As of June 30, 2013, we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates short- and long-term unrestricted investments of $2.6 million and $82.8 million, respectively, pursuant to covenants in our loan and security agreement with Silicon Valley Bank.
Operating Activities
Our operating activities used cash of $94.4 million for the six months ended June 30, 2013, compared to cash used of $50.4 million for the six months ended June 30, 2012.
Cash used in operating activities for the six months ended June 30, 2013 related primarily to our $106.9 million in operating expenses for the period, less non-cash expenses for stock-based compensation and depreciation and amortization totaling $5.6 million and $1.6 million, respectively. Our operating expenses were largely attributable to the development of cabozantinib. In addition, we paid $4.0 million for the Restructurings during the period. All of our license and contract revenues during the six months ended June 30, 2013 were non-cash, which was reflected in the $14.8 million reduction in deferred revenue during the period. Cash paid for interest was significantly lower than our interest expense due in large part to $12.8 million of non-cash interest expense related to the accretion of the Deerfield Notes and the 2019 Notes.
Our operating activities used cash of $50.4 million for the six months ended June 30, 2012. Cash used by operating activities for the 2012 period related primarily to our net loss of $62.6 million, which was largely due to the development of cabozantinib, and to a $26.3 million reduction in deferred revenue, primarily due to the timing of revenue recognition of an up-front payment under our P13K-delta license agreement with Merck entered into in December 2011 and non-cash revenue recognized related to our 2007 and 2010 collaboration agreements with Bristol-Meyers Squibb. In addition, we paid $2.0 million for the Restructurings during the period. Uses of cash were partially offset by the receipt of $27.3 million in cash relating to the termination of our 2009 discovery collaboration with Sanofi in December 2011 and the up-front payment received from Merck under our P13K-delta license agreement. In addition, we had non-cash charges totaling $11.4 million relating to stock-based compensation, deprecation and amortization and accretion of implied interest relating to the Deerfield notes.
The increase in cash used for operating activities during 2013 as compared to 2012 was primarily due to the increase in operating expenses during those periods and payments received in 2012 from our collaboration and license agreements with Sanofi and Merck, described above.
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
Investing Activities
Our investing activities provided cash of $66.8 million for the six months ended June 30, 2013, compared to cash used of $18.6 million for the six months ended June 30, 2012.
Cash provided by investing activities for the 2013 period was primarily due to the maturity of investments of $209.9 million, less investment purchases of $147.8 million.
Cash used by investing activities for the 2012 period was primarily due to the purchase of $160.2 million of investments, less proceeds from the maturity of investments of $141.1 million.
Financing Activities
Our financing activities used cash of $10.7 million for the six months ended June 30, 2013, compared to cash provided of $62.9 million for the six months ended June 30, 2012.
Cash used for financing activities for 2013 was due to principal payments on debt of $11.6 million.

Cash provided by our financing activities for the 2012 period was due to the issuance of 12.7 million shares of common stock for net proceeds of $65.0 million, partially offset by cash used for principal payments on debt of $3.3 million.
Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes. Over the next several years, we are required to make certain payments on notes and bank obligations. In 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in the amount of $80.0 million. In addition, in 2010 we sold to Deerfield an aggregate $124.0 million initial principal amount of the Deerfield Notes for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. In August 2012, we incurred $287.5 million of indebtedness through the issuance of the 2019 Notes. See “--Certain Factors Important to Understanding Our Financial Condition and Results of Operations.”
Cash Requirements
We have incurred net losses since inception through the quarter ended June 30, 2013, with the exception of the fiscal year ended December 31, 2011. In 2011, we had net income primarily as a result of the acceleration of revenue recognized under our 2008 collaboration agreement with Bristol-Myers Squibb that terminated in October 2011 and under our 2009 discovery collaboration agreement with Sanofi that terminated in December 2011. We anticipate net losses and negative operating cash flow for the foreseeable future. For the six months ended ended June 30, 2013, we had a net loss of $106.9 million; as of June 30, 2013, we had an accumulated deficit of $1.4 billion. We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013. From the commercial launch through June 30, 2013, we have generated $5.9 million in net revenues from the sale of COMETRIQ. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, research funding, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ for progressive, metastatic MTC, license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each year other than 2011, and we expect to spend significant additional amounts to fund the continued development of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve future profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
We anticipate that our current cash and cash equivalents, short- and long-term investments and product revenues will enable us to maintain our operations for a period of at least 12 months following the end of the second quarter of 2013. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks at June 30, 2013 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 21, 2013.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. As of June 30, 2013, and December 31, 2012, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $7.3 million and $8.7 million, respectively.
In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. As of June 30, 2013, and December 31, 2012, approximately $2.4 million and $1.1 million, respectively, of our clinical accrual balance was owed in foreign currencies. An adverse change of one percentage point in the foreign currency exchange rates would have not resulted in a material impact for any periods presented.
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
As of June 30, 2013, we had $524.3 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $22.0 million, respectively, and short- and long-term unrestricted investments of $220.2 million and $138.1 million, respectively. We are required to maintain on deposit with Silicon Valley Bank or one of its affiliates short- and long-term unrestricted investments of $2.6 million and $82.8 million, respectively, pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, short- and long-term investments and product revenues will enable us to maintain our operations for a period of at least 12 months following the end of the second quarter of 2013. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

•	the progress and scope of the development and commercialization activities with respect to COMETRIQ® (cabozantinib);

•	repayment of our $287.5 million aggregate principal amount of the 2019 Notes that mature on August 15, 2019, unless earlier converted, redeemed or repurchased;

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

•	repayment of our term loan and line of credit from Silicon Valley Bank, which had an outstanding balance at June 30, 2013, of $83.7 million;

•	the commercial success of COMETRIQ and the revenues we generate;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds or programs;

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including, in particular, with respect to COMETRIQ) that provide additional capital;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents, short- and long-term investments that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	our obligation to share U.S. marketing and commercialization costs for cobimetinib (GDC-0973/XL518) under our collaboration with Genentech;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost of any acquisitions of or investments in businesses, products and technologies.
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
We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*
We have incurred net losses since inception through the quarter ended June 30, 2013, with the exception of the fiscal year ended December 31, 2011. In 2011, we had net income primarily as a result of the acceleration of revenue recognized under our 2008 collaboration agreement with Bristol-Myers Squibb that terminated in October 2011 and under our 2009 discovery collaboration agreement with Sanofi that terminated in December 2011. We anticipate net losses and negative operating cash flow for the foreseeable future. For the six months ended June 30, 2013, we had a net loss of $106.9 million; as of June 30, 2013, we had an accumulated deficit of $1.4 billion. We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013. From the commercial launch through June 30, 2013, we have generated $5.9 million in net revenues from the sale of COMETRIQ. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend upon continuation of the collaborations, research funding, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones, our collaborators fail to develop successful products or research funding we receive from collaborators decreases, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ for progressive, metastatic MTC, license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues for each year other than 2011, and we expect to spend significant additional amounts to fund the continued development of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve future profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
Our significant level of indebtedness could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.*
We incurred significant additional indebtedness and substantial debt service requirements as a result of our offering of the 2019 Notes in August 2012. As of June 30, 2013, our total consolidated indebtedness through maturity was $466.3 million (excluding trade payables). We may also incur additional indebtedness to meet future financing needs. If we raise additional indebtedness, it would increase our interest expense, leverage and operating and financial costs.
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
If a Fundamental Change occurs, holders of the 2019 Notes may require us to purchase for cash all or any portion of their 2019 Notes at a purchase price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change purchase date. We may not have sufficient funds to purchase the notes upon a Fundamental Change. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a Fundamental Change. Furthermore, any repurchase of 2019 Notes by us may be considered an event of default under such borrowing agreements.
We may not realize the expected benefits of our initiatives to control costs.*
Managing costs is a key element of our business strategy. Consistent with this element of our strategy, and as a consequence of our decision to focus our proprietary resources and development efforts on the late-stage development and commercialization of cabozantinib, we implemented the Restructurings, which resulted in an aggregate reduction in headcount of 429 employees. We have recorded aggregate restructuring charges of $52.8 million in connection with the Restructurings and anticipate that we will incur additional restructuring charges related to the exit of all or portions of three of our buildings in South San Francisco, California. These charges will be recorded through the end of the building lease terms, the last of which ends in 2017.
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
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this report we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since June 30, 2013, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.
Risks Related to COMETRIQ™ (cabozantinib)
We are dependent on the successful development and commercialization of COMETRIQ.
The success of our business is dependent upon the successful development and commercialization of COMETRIQ. As part of our strategy, we are dedicating all of our proprietary resources to advance COMETRIQ as aggressively as possible. On November 29, 2012, the FDA approved COMETRIQ for the treatment of progressive, metastatic MTC in the United States and we commercially launched COMETRIQ in late January 2013. We have also submitted an MAA for cabozantinib for the proposed indication of treatment of progressive, unresectable, locally advanced MTC to the EMA that was accepted for review in November 2012. We view the approval of COMETRIQ by FDA for the treatment of progressive, metastatic MTC as a transitional event towards our objective of developing COMETRIQ into a major oncology franchise. Our ability to realize this objective or the value of our investment is contingent on, among other things, successful clinical development, regulatory approval and market acceptance of COMETRIQ. If we encounter difficulties in the development of COMETRIQ in other indications beyond progressive, metastatic MTC due to any of the factors discussed in this “Risk Factors” section or otherwise, or we do not receive regulatory approval in such indications or are unable to successfully commercialize COMETRIQ in progressive, metastatic MTC or such other indications if approved, we will not have the resources necessary to continue our business in its current form.
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
We currently rely on a single third party logistics provider to handle shipping and warehousing of our commercial supply of COMETRIQ and a single specialty pharmacy to dispense COMETRIQ to patients in fulfillment of prescriptions in the United States. We will also rely on a third party, Swedish Orphan Biovitrum, or Sobi, to distribute and commercialize COMETRIQ for the treatment of metastatic MTC in the European Union. Sobi is currently supporting access to cabozantinib under a Named Patient Use program in the European Union and other countries. Our current and anticipated future dependence upon these third parties may adversely affect our future profit margins and our ability to supply COMETRIQ to the marketplace on a timely and competitive basis. For example, if our third party logistics provider’s warehouse suffers a fire or damage from another type of disaster, the commercial supply of COMETRIQ could be destroyed, resulting in a disruption in our commercialization efforts. These third parties may not be able to provide services in the time we require to meet our commercial timelines and objectives or to meet regulatory requirements. We may not be able to maintain or renew our arrangements with these third parties, or enter into new arrangements, on acceptable terms, or at all. These third parties could terminate or decline to renew our arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for logistics services or distribution of COMETRIQ on acceptable terms, our commercialization efforts may be delayed or otherwise adversely affected.
We are subject to certain healthcare laws, regulation and enforcement; our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.*
We are subject to certain healthcare laws and regulations and enforcement by the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, without limitation:

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

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating efforts;

•	the Foreign Corrupt Practices Act, a U.S. law which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals);

•	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

•
state and federal government price reporting laws that require us to calculate and report complex pricing metrics to government programs, where such reported priced may be used in the calculation of reimbursement and/or discounts on our marketed drugs (participation in these programs and compliance with the applicable requirements may subject us to potentially significant discounts on our products, increased infrastructure costs, and potentially limit our ability to offer certain marketplace discounts); and

•
state and federal marketing expenditure tracking and reporting laws, which generally require certain types of expenditures in the United States to be tracked and reported (compliance with such requirements may require investment in infrastructure to ensure that tracking is performed properly, and some of these laws result in the public disclosure of various types of payments and relationships, which could potentially have a negative effect on our business and/or increase enforcement scrutiny of our activities).

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
Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may affect our ability to sell COMETRIQ profitably.*
The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell COMETRIQ profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.
For example, under the Patient Protection and Affordable Care Act of 2012, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, substantial changes may be made to the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among other things, PPACA creates a new system of health insurance “exchanges,” designed to make health policies available to individuals and certain groups though state- or federally-administered marketplaces, beginning in 2014. In connection with such exchanges, certain “essential health benefits” are intended to be made more consistent across plans, setting basically a baseline coverage level. While prescription drugs are broadly considered “essential,” there is some discretion to the plans as to what categories of prescription drug products will be covered (and the scope of coverage in each category). We cannot predict at this time whether COMETRIQ would be covered by the health plans offered in any or all or the exchanges. Failure to be covered by plans offered in the exchanges could have a material adverse impact on our business. We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for COMETRIQ and any subsequently approved product, and could seriously harm our business. Under the Budget Control Act of 2011, as amended, federal budget “sequestration” became effective in March 2013, automatically reducing payments under various government programs, including, for example, certain Medicare provider and supplier reimbursement payments. Sequestration may have a material adverse effect on our customers and accordingly, our financial operations. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs.
We also cannot be certain that COMETRIQ will successfully be placed on the list of drugs covered by particular commercial or government health plan formularies, nor can we predict the negotiated price for COMETRIQ, which will be determined by market factors. Many states have also created preferred drug lists for their Medicaid programs, and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If COMETRIQ is not included on these preferred drug lists, physicians may not be inclined to prescribe it to their Medicaid patients, thereby diminishing the potential market for COMETRIQ.
As a result of the overall trend towards cost-effectiveness criteria and managed healthcare in the United States, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. They may use tiered reimbursement and may adversely affect demand for our products by placing them in an expensive tier. They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs. Further, we do not have experience in ensuring approval by applicable third-party payors outside of the United States for coverage and reimbursement of COMETRIQ. We also anticipate pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.
Our competitors may develop products and technologies that make cabozantinib obsolete.
The biotechnology industry is highly fragmented and is characterized by rapid technological change. In particular, the area of kinase-targeted therapies is a rapidly evolving and competitive field. We face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. Some of our competitors are further along in the development of their products than we are. In addition, delays in the development of cabozantinib for the treatment of additional tumor types beyond progressive, metastatic MTC could allow our competitors to bring products to market before us, which would impair our ability to commercialize cabozantinib in such tumor types. Our future success will depend upon our ability to maintain a competitive position with respect to technological advances. The markets for which we intend to pursue regulatory approval of cabozantinib are highly competitive. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and commercial capabilities than we do. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive. There may also be drug candidates of which we are not aware at an earlier stage of development that may compete with cabozantinib. In addition, cabozantinib may compete with existing therapies that have long histories of use, such as chemotherapy and radiation treatments in cancer indications. We believe that the principal competing anti-cancer therapy to COMETRIQ in progressive, metastatic MTC is AstraZeneca’s RET, VEGFR and EGFR inhibitor vandetanib, which has been approved by the FDA and the EMA for the treatment of symptomatic or progressive MTC in patients with unresectable, locally advanced, or metastatic disease. In addition, we believe that COMETRIQ also faces competition as a treatment for progressive, metastatic MTC from off-label use of Bayer’s and Onyx Pharmaceuticals’ multikinase inhibitor sorafenib, Pfizer’s multikinase inhibitor sunitinib, and Ariad Pharmaceutical’s multikinase inhibitor ponatinib. We believe that if cabozantinib is approved for the treatment of CRPC, its principal competition will be Bayer’s and Algeta’s alpha-pharmaceutical alpharadin (Radium-223), Janssen Biotech’s CYP17 inhibitor abiraterone, Medivation’s androgen receptor inhibitor enzalutamide, and chemotherapeutic agents, including Sanofi’s cabazitaxel and docetaxel. Examples of potential competition for cabozantinib in other cancer indications include other VEGF pathway inhibitors, including Genentech’s bevacizumab, and other MET inhibitors, including Amgen’s AMG 208, Pfizer’s crizotinib, ArQule’s tivantinib (ARQ197), GlaxoSmithKline’s foretinib (XL880), and Genentech’s onartuzumab.
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
We have limited experience in conducting clinical trials and may not be able to rapidly or effectively continue the further development of cabozantinib or meet current or future requirements of the FDA or regulatory authorities in other jurisdictions, including those identified based on our discussions with the FDA or such other regulatory authorities. Our planned clinical trials may not begin on time, or at all, may not be completed on schedule, or at all, may not be sufficient for registration of cabozantinib or may not result in an approvable product.
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
Cabozantinib, as well as the activities associated with its research, development and commercialization, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for cabozantinib would prevent us from promoting its use. We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals in the United States and other foreign jurisdictions is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. For example, before a New Drug Application, or NDA, or NDA supplement can be submitted to the FDA, or MAA to the EMA or any application or submission to regulatory authorities in other jurisdictions, the product candidate must undergo extensive clinical trials, which can take many years and require substantial expenditures.
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
Any clinical trial may fail to produce results satisfactory to the FDA or regulatory authorities in other jurisdictions. For example, the FDA could determine that the design of a clinical trial is inadequate to produce reliable results. The regulatory process also requires preclinical testing, and data obtained from preclinical and clinical activities are susceptible to varying interpretations. The FDA has substantial discretion in the approval process and may refuse to approve any NDA (regardless of prior receipt of a SPA) or decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. For example, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of cabozantinib.
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
Even if the FDA or a comparable authority in another jurisdiction approves cabozantinib, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, distribution, advertising, promotion, marketing and/or production of cabozantinib and may impose ongoing requirements for post- approval studies, including additional research and development and clinical trials. For example, in connection with the FDA’s approval of COMETRIQ for the treatment of progressive, metastatic MTC, we are subject to the various post marketing requirements, including a requirement to conduct a phase 2 clinical trial comparing a lower dose of COMETRIQ to the approved dose of 140 mg daily COMETRIQ in progressive, metastatic MTC and to conduct other clinical pharmacology and preclinical studies. These agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.
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
Security breaches may disrupt our operations, subject us to liability and harm our operating results.*
Our network security and data recovery measures may not be adequate to protect against computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. The misappropriation, theft, sabotage or any other type of security breach with respect to any of our proprietary and confidential information that is electronically stored, including research or clinical data, could subject us to liability and have a material adverse impact on our business, operating results and financial condition. Additionally, any break-in or trespass of our facilities that results in the misappropriation, theft, sabotage or any other type of security breach with respect to our proprietary and confidential information, including research or clinical data, or that results in damage to our research and development equipment and assets, could subject us to liability and have a material adverse impact on our business, operating results and financial condition.
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

EXELIXIS, INC.

August 6, 2013	/s/ FRANK KARBE
Date	Frank Karbe
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011
4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	2/7/2000
4.2	Form of Warrant, dated June 10, 2009, to purchase 500,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	10-Q, as amended	000-30235	4.4	7/30/2009
4.3	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC.	10-Q	000-30235	10.8	8/5/2010
4.4*	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued or issuable to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited	8-K	000-30235	4.9	6/9/2008
4.5	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design International, L.P.	10-Q	000-30235	10.1 (Exhibit A-1)	8/5/2010
4.6	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design Fund, L.P.	10-Q	000-30235	10.1 (Exhibit A-2)	8/5/2010
4.7	Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.1	8/14/2012
4.8	First Supplemental Indenture dated August 14, 2012 to Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.2	8/14/2012
4.9	Form of 4.25% Convertible Senior Subordinated Note due 2019	8-K	000-30235	4.2 (Exhibit A)	8/14/2012
10.1**	Product Development and Commercialization Agreement, dated as of October 28, 2002, by and between SmithKlineBeecam Corporation and Exelixis, Inc.					X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
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