Form 10-Q
period 2013-09-27
EXELIXIS, INC.
filed 2013-10-30
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2013, there were 184,204,393 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,016	$170,069
Short-term investments	187,203	241,371
Short-term restricted cash and investments	12,211	12,246
Trade and other receivables	5,171	2,751
Inventory	1,764	—
Prepaid expenses and other current assets	7,799	6,104
Total current assets	306,164	432,541
Long-term investments	157,402	182,311
Long-term restricted cash and investments	15,889	27,964
Property and equipment, net	5,520	6,059
Goodwill	63,684	63,684
Other assets	7,300	8,538
Total assets	$555,959	$721,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,559	$4,398
Accrued clinical trial liabilities	35,042	20,560
Accrued compensation and benefits	9,342	10,375
Other accrued liabilities	13,017	11,795
Current portion of convertible notes	10,000	10,000
Current portion of loans payable	2,127	3,170
Current portion of restructuring	3,776	5,085
Deferred revenue	1,017	16,321
Total current liabilities	77,880	81,704
Long-term portion of convertible notes	248,707	240,476
Long-term portion of loans payable	80,757	82,090
Long-term portion of restructuring	10,126	14,137
Other long-term liabilities	5,726	6,256
Total liabilities	423,196	424,663
Contingencies (Note 10)
Stockholders’ equity:
Preferred stock	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding: 184,194,124 and 183,697,213 shares at September 30, 2013 and December 31, 2012, respectively	184	183
Additional paid-in capital	1,560,415	1,550,345
Accumulated other comprehensive income (loss)	180	(92)
Accumulated deficit	(1,428,016)	(1,254,002)
Total stockholders’ equity	132,763	296,434
Total liabilities and stockholders’ equity	$555,959	$721,097
The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
License and contract revenues	$695	$13,313	$16,321	$39,636
Net product revenues	4,771	—	10,670	—
Total revenues	5,466	13,313	26,991	39,636
Operating expenses:
Cost of goods sold	290	—	855	—
Research and development	47,354	30,680	129,166	96,386
Selling, general and administrative	13,598	7,343	37,323	22,008
Restructuring charge	137	733	865	1,704
Total operating expenses	61,379	38,756	168,209	120,098
Loss from operations	(55,913)	(25,443)	(141,218)	(80,462)
Other income (expense), net:
Interest income and other, net	219	318	930	818
Interest expense	(11,430)	(7,679)	(33,726)	(15,775)
Total other income (expense), net	(11,211)	(7,361)	(32,796)	(14,957)
Loss before income taxes	(67,124)	(32,804)	(174,014)	(95,419)
Income tax provision	—	10	—	33
Net loss	$(67,124)	$(32,814)	$(174,014)	$(95,452)
Net loss per share, basic and diluted	$(0.36)	$(0.20)	$(0.95)	$(0.63)
Shares used in computing basic and diluted net loss per share	184,149	166,354	183,957	152,316
The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(67,124)	$(32,814)	$(174,014)	$(95,452)
Other comprehensive income (loss) (1)	443	(23)	272	120
Comprehensive loss	$(66,681)	$(32,837)	$(173,742)	$(95,332)
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

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(174,014)	$(95,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,382	4,071
Stock-based compensation expense	8,503	6,222
Restructuring credit for property and equipment	—	(141)
Accretion of debt discount	19,445	8,624
Other	5,243	3,450
Changes in assets and liabilities:
Other receivables	(2,420)	27,082
Inventory	(1,764)	—
Prepaid expenses and other current assets	(1,495)	(1,892)
Other assets	—	(1,983)
Accounts payable and other accrued liabilities	(652)	1,308
Clinical trial liability	14,482	1,972
Restructuring liability	(5,320)	(3,489)
Other long-term liabilities	(530)	(76)
Deferred revenue	(15,304)	(34,106)
Net cash used in operating activities	(151,444)	(84,410)
Cash flows from investing activities:
Purchases of property and equipment	(2,079)	(1,528)
Proceeds from sale of property and equipment	40	877
Proceeds from maturities of restricted cash and investments	15,968	4,199
Purchase of restricted cash and investments	(3,785)	(40,188)
Proceeds from maturities of investments	251,470	236,323
Purchases of investments	(176,768)	(359,524)
Net cash provided by (used in) investing activities	84,846	(159,841)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	203,479
Proceeds from exercise of stock options and warrants	25	901
Proceeds from employee stock purchase plan	894	828
Proceeds from debt issuance, net	—	277,673
Principal payments on debt	(12,374)	(4,082)
Net cash (used in) provided by financing activities	(11,455)	478,799
Net (decrease) increase in cash and cash equivalents	(78,053)	234,548
Cash and cash equivalents at beginning of period	170,069	74,257
Cash and cash equivalents at end of period	$92,016	$308,805
The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biotechnology company committed to developing small molecule therapies for the treatment of cancer. We are focusing our proprietary resources and development and commercialization efforts exclusively on COMETRIQ® (cabozantinib), our wholly-owned inhibitor of multiple receptor tyrosine kinases. On November 29, 2012, the U.S. Food and Drug Administration approved COMETRIQ for the treatment of progressive, metastatic medullary thyroid cancer (“MTC”), in the United States, where it became commercially available in late January 2013. Cabozantinib is being evaluated in a variety of other cancer indications through a broad development program, including two ongoing phase 3 pivotal trials in metastatic castration-resistant prostate cancer, an ongoing phase 3 pivotal trial in metastatic renal cell cancer and an ongoing phase 3 pivotal trial in advanced hepatocellular cancer. We believe COMETRIQ has the potential to be a high-quality, broadly-active and differentiated anti-cancer agent that can make a meaningful difference in the lives of patients. Our objective is to develop COMETRIQ into a major oncology franchise, and we believe that the approval of COMETRIQ for the treatment of progressive, metastatic MTC provides us with the opportunity to establish a commercial presence in furtherance of this objective.
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

Basis of Consolidation
The consolidated financial statements include the accounts of Exelixis and those of our wholly-owned subsidiaries, including Exelixis International (Bermuda) Ltd. (“Exelixis Bermuda”). In September 2013, Exelixis engaged in intercompany transactions whereby Exelixis Bermuda acquired the existing and future intellectual property rights to exploit cabozantinib in jurisdictions outside of the United States. All intercompany balances and transactions have been eliminated.
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
Exelixis adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2012, a 52-week year, ended on December 28, 2012, and fiscal year 2013, a 52-week year, will end on December 27, 2013. For convenience, references in this report as of and for the fiscal quarters ended September 28, 2012 and September 27, 2013, and as of the fiscal year ended December 28, 2012, are indicated as ended September 30, 2012, September 30, 2013, and December 31, 2012, respectively.
Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on February 21, 2013.
Segment Information
We operate in one business segment.

Use of Estimates
The preparation of the consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to inventory, revenue recognition, cost of goods sold, valuation of long-lived assets, certain accrued liabilities including clinical trial accruals and restructuring liability, share-based compensation and the valuation of the debt and equity components of our convertible debt at issuance. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
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
Goodwill
Goodwill amounts have been recorded as the excess purchase price over tangible assets, liabilities and intangible assets acquired based on their estimated fair value, by applying the purchase method. Goodwill is not subject to amortization. We evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. When evaluating goodwill for impairment we must determine the reporting units that exist within Exelixis. We have determined that we have one reporting unit, which is consistent with our sole operating segment as of September 30, 2013 and December 31, 2012.
Revenue Recognition
We recognize revenue from the sale of COMETRIQ and from license fees and milestones earned on research and collaboration arrangements. See “Note 1 - Organization and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of our policies for revenue recognition on research and collaboration agreements. We did not enter into any new collaboration agreements during the nine months ended September 30, 2013. See “Note 2 - Research and Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of our existing collaboration agreements.
Net Product Revenues
We recognize revenue when it is both realized or realizable and earned, meaning persuasive evidence of an arrangement exists, delivery has occurred, title has transferred, the price is fixed or determinable, there are no remaining customer acceptance requirements, and collectability of the resulting receivable is reasonably assured. For product sales in the United States, this generally occurs upon shipment of the product to the patient. For product sales in Europe, this occurs when our European distribution partner has accepted the product.
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
Product sales to our European distribution partner are not subject to customer incentives, rights of return or discounts and allowances. We record revenue at the time our European distribution partner has accepted the product, a method also known as the “sell-in” revenue recognition model.
Product Sales Discounts and Allowances
We calculate gross product revenues based on the price that we charge our United States specialty pharmacy and our European distribution partner. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, and (c) estimated costs of patient assistance programs. We initially record estimates for these deductions at the time we recognize the gross revenue. We update our estimates on a recurring basis as new information becomes available. These discounts and allowances apply only to gross product revenues earned in the United States.
Customer Credits: The United States specialty pharmacy receives a discount of 2% for prompt payment. We expect this specialty pharmacy will earn 100% of its prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized.
Mandated Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and other government programs. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for the expected utilization of rebates are based on customer and payor data received from the United States specialty pharmacy. Rebates are generally invoiced by the payor and paid in arrears, such that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s shipments to patients, plus an accrual balance for known prior quarter’s unpaid rebates. If actual future rebates vary from estimates, we may need to adjust our accruals, which would affect net revenue in the period of adjustment.
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
Medicare Part D Coverage Gap: In the United States, the Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for expected Medicare Part D coverage gap are based in part on third party market research data and on customer and payor data received from the United States specialty pharmacy. Funding of the coverage gap is invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter's shipments to patients, plus an accrual balance for prior sales. If actual future funding varies from estimates, we may need to adjust our accruals, which would affect net revenue in the period of adjustment.
Co-payment Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using customer data provided by our United States specialty pharmacy.
Patient Assistance Program
We provide COMETRIQ at no cost to eligible patients who have no insurance and meet certain financial and clinical criteria through our Patient Assistance Program (“PAP”). We record the cost of the product as a selling, general and administrative expense at the time the product is designated as PAP inventory.
Cost of Goods Sold
Cost of goods sold is related to our product revenues and consists primarily a 3% royalty we are required to pay GlaxoSmithKline and indirect labor costs. A significant portion of the manufacturing costs for current product sales were incurred prior to regulatory approval of COMETRIQ for the treatment of progressive, metastatic MTC and, therefore, were expensed as research and development costs when incurred, rather than capitalized as inventory.

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

NOTE 2: RESTRUCTURINGS
Between March 2010 and May 2013, we implemented five restructurings (referred to collectively as the “Restructurings”) as a consequence of our decision to focus our proprietary resources and development efforts on the development and commercialization of cabozantinib and strategy to manage costs. The aggregate reduction in headcount from the Restructurings was 429 employees. Charges and credits related to the Restructurings were recorded in periods other than those in which the Restructurings were implemented as a result of sublease activities for certain of our buildings in South San Francisco, California, changes in assumptions regarding anticipated sublease activities, the effect of the passage of time on our discounted cash flow computations, previously planned employee terminations, and sales of excess equipment and other assets.
We have recorded aggregate restructuring charges of $52.9 million in connection with the Restructurings, of which $28.9 million related to facility charges, $21.7 million related to termination benefits, $2.2 million related to the impairment of excess equipment and other assets, and an additional minor amount related to legal and other fees. Asset impairment charges, net were partially offset by cash proceeds of $2.6 million from the sale of such assets.
For the nine months ended September 30, 2013 and 2012, we recorded restructuring charges of $0.9 million and $1.7 million, respectively, which related primarily to termination benefits and facility charges in connection with the exit of portions of certain of our buildings in South San Francisco. Those charges were partially offset by a $0.7 million credit resulting from a new sublease entered into during the three months ended September 30, 2013.
The total outstanding restructuring liability related to the Restructurings is included in current and long-term portion of restructuring on our Consolidated Balance Sheets. The components and changes of these liabilities during the annual periods from inception of the restructuring activities through the year ended December 31, 2012 and during the nine months ended September 30, 2013 are summarized in the following table (in thousands):

	Employee Severance and Other Benefits	Facility Charges	Asset Impairment	Legal and Other Fees	Total
Restructuring liability as of December 31, 2011	$6	$13,921	$—	$51	$13,978
Restructuring charge (credit)	970	8,276	(47)	(28)	9,171
Cash payments	(965)	(5,299)	—	(3)	(6,267)
Adjustments or non-cash credits including stock compensation expense	(11)	2,304	(891)	—	1,402
Proceeds from sale of assets	—	—	938	—	938
Restructuring liability as of December 31, 2012	—	19,202	—	20	19,222
Restructuring charge (credit)	496	359	25	(15)	865
Cash payments	(424)	(5,608)	—	—	(6,032)
Adjustments or non-cash credits including stock compensation expense	(55)	(73)	(25)	—	(153)
Restructuring liability as of September 30, 2013	$17	$13,880	$—	$5	$13,902

We expect to pay accrued facility charges of $13.9 million, net of cash received from our subtenants, through 2017, or the end of our lease terms of the buildings. With respect to our Restructurings, we expect to incur additional restructuring charges of approximately $1.8 million which relate to the exit, in prior periods, of certain of our South San Francisco buildings. These charges will be recorded through the end of the building lease terms, the last of which ends in 2017.
The Restructurings have resulted in aggregate cash expenditures of $34.8 million, net of $9.1 million in cash received from subtenants and $2.6 million in cash received in connection with the sale of excess equipment and other assets. Net cash expenditures for the Restructurings were $2.1 million and $2.2 million during the three months ended September 30, 2013, and 2012, respectively and $6.0 million and $4.5 million during the nine months ended September 30, 2013 and 2012, respectively.
The restructuring charges that we expect to incur in connection with the Restructurings are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the Restructurings.

NOTE 3. CASH AND INVESTMENTS
The following table summarizes cash and cash equivalents, investments, and restricted cash and investments by balance sheet line item as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash and cash equivalents	$92,016	$—	$—	$92,016
Short-term investments	187,086	141	(24)	187,203
Short-term restricted cash and investments	12,172	39	—	12,211
Long-term investments	157,437	63	(98)	157,402
Long-term restricted cash and investments	15,830	59	—	15,889
Total cash and investments	$464,541	$302	$(122)	$464,721

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash and cash equivalents	$170,070	$—	$(1)	$170,069
Short-term investments	241,391	46	(66)	241,371
Short-term restricted cash and investments	12,242	4	—	12,246
Long-term investments	182,407	28	(124)	182,311
Long-term restricted cash and investments	27,943	21	—	27,964
Total cash and investments	$634,053	$99	$(191)	$633,961
Under our loan and security agreement with Silicon Valley Bank, we are required to maintain compensating balances on deposit in one or more investment accounts with Silicon Valley Bank and certain other designated financial institutions. The total collateral balances as of September 30, 2013 and December 31, 2012 were $84.5 million and $87.0 million, respectively, and are reflected in our Consolidated Balance Sheets in short- and long-term investments. See “Note 7 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, for more information regarding the collateral balance requirements under our Silicon Valley Bank loan and security agreement.

All of our cash equivalents and investments are classified as available-for-sale. The following table summarizes our cash and cash equivalents and investments by security type as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$62,645	$—	$—	$62,645
Commercial paper	43,591	1	—	43,592
Corporate bonds	266,700	173	(122)	266,751
U.S. Treasury and government sponsored enterprises	83,323	119	—	83,442
Municipal bonds	8,282	9	—	8,291
Total cash and investments	$464,541	$302	$(122)	$464,721

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$81,744	$2	$—	$81,746
Commercial paper	167,223	8	—	167,231
Corporate bonds	222,106	30	(187)	221,949
U.S. Treasury and government sponsored enterprises	132,933	59	(1)	132,991
Municipal bonds	30,047	—	(3)	30,044
Total cash and investments	$634,053	$99	$(191)	$633,961
All of our investments are subject to a quarterly impairment review. During the three and nine months ended September 30, 2013 and 2012, we did not record any other-than-temporary impairment charges on our available-for-sale securities. As of September 30, 2013, the fair value of investments that were in an unrealized loss position was $106.8 million, including $105.8 million in corporate bonds. There were 53 investments in an unrealized loss position as of September 30, 2013. All investments in an unrealized loss position have been so for less than one year and the unrealized losses were not attributed to credit risk, but rather associated with the changes in interest rates. Based on the scheduled maturities of our investments, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The following summarizes the fair value of securities classified as available-for-sale by contractual maturity as of September 30, 2013 (in thousands):

	Mature within One Year	After One Year through Two Years	Fair Value
Money market funds	$58,102	$—	$58,102
Commercial paper	43,592	—	43,592
Corporate bonds	168,715	98,036	266,751
U.S. Treasury and government sponsored enterprises	71,279	12,163	83,442
Municipal bonds	2,212	6,079	8,291
Total	$343,900	$116,278	$460,178
The classification of certain compensating balances and restricted investments are dependent upon the term of the underlying restriction on the asset and not the maturity date of the investment. Therefore, certain long-term investments and long-term restricted cash and investments have contractual maturities within one year.
During the three and nine months ended September 30, 2013 and 2012, there were no sales of investments, and therefore there were no reclassification adjustments of accumulated other comprehensive income to net income resulting from realized gains or losses on the sale of securities.

NOTE 4. INVENTORY
Inventory consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$301	$—
Work in process	1,374	—
Finished goods	89	—
Total	$1,764	$—
We received regulatory approval for our first product, COMETRIQ, on November 29, 2012. As of December 31, 2012, our recorded inventory balance was $0 as we did not incur any costs that would be recorded as inventory subsequent to the receipt of regulatory approval and prior to year end.

NOTE 5. DEBT
The amortized carrying amount of our debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Convertible Senior Subordinated Notes due 2019	$161,279	$149,800
Secured Convertible Notes due 2015	97,428	100,676
Silicon Valley Bank term loan	80,000	80,000
Silicon Valley Bank line of credit	2,884	5,260
Total debt	341,591	335,736
Less: current portion	(12,127)	(13,170)
Long-term debt	$329,464	$322,566
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
Convertible Senior Subordinated Notes due 2019
In August 2012, we issued and sold $287.5 million aggregate principal amount the 2019 Notes. As of September 30, 2013, the entire principal balance remains outstanding. The following is a summary of the liability component of the 2019 Notes as of September 30, 2013 (in thousands):

September 30, 2013
Net carrying amount of the liability component	$161,279
Unamortized discount of the liability component	126,221
Face amount of the 2019 Notes	$287,500
The debt discount and debt issuance costs will be amortized as interest expense through August 2019. During the three and nine months ended September 30, 2013, total interest expense for the 2019 Notes was $7.2 million, and $21.2 million, respectively, including stated coupon interest of $3.1 million and $9.2 million, respectively, and the amortization of the debt discount and debt issuance costs of $4.1 million and $12.0 million, respectively. During both the three and nine months ended September 30, 2012, total interest expense for the 2019 Notes was $3.4 million including stated coupon interest of $1.5 million and the amortization of the debt discount and debt issuance costs of $1.9 million. The balance of unamortized fees and costs was $4.1 million and $4.7 million as of September 30, 2013 and December 31, 2012, respectively, which is recorded in the accompanying Consolidated Balance Sheet as Other assets.

Secured Convertible Notes due June 2015
In June 2010, we entered into a note purchase agreement with entities affiliated with Deerfield Management Company, L.P. (“Deerfield”), pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million initial principal amount of the Deerfield Notes. As of September 30, 2013 and December 31, 2012, the remaining outstanding principal balance on the Deerfield Notes was $114.0 million and $124.0 million, respectively. During the three and nine months ended September 30, 2013, total interest expense for the Deerfield Notes was $4.1 million and $11.9 million, respectively, and during the same periods in 2012, $4.1 million and $11.7 million, respectively, including the stated coupon rate and the amortization of the debt discount and debt issuance costs. The non-cash expense relating to the amortization of the debt discount and debt issuance costs were $2.6 million and $7.4 million during the three and nine months ended September 30, 2013, respectively, and $2.5 million and $7.2 million, during the three and nine months ended September 30, 2012, respectively. The balance of unamortized fees and costs was $1.6 million and $2.3 million as of September 30, 2013 and December 31, 2012, respectively, which is recorded in the accompanying Consolidated Balance Sheet as Other assets.
We also entered into a security agreement in favor of Deerfield, which provides that our obligations under the Deerfield Notes will be secured by substantially all of our assets except intellectual property. On August 1, 2013, the parties amended the security agreement to limit the extent to which voting equity interests in any of our foreign subsidiaries shall be secured assets.

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
The following table sets forth the fair value of our financial assets that were measured and recorded on a recurring basis as of September 30, 2013 and December 31, 2012. We did not have any Level 3 investments during the periods presented. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	September 30, 2013
	Level 1	Level 2	Total
Money market funds	$58,102	$—	$58,102
Commercial paper	—	43,592	43,592
Corporate bonds	—	266,751	266,751
U.S. Treasury and government sponsored enterprises	—	83,442	83,442
Municipal bonds	—	8,291	8,291
Total	$58,102	$402,076	$460,178

	December 31, 2012
	Level 1	Level 2	Total
Money market funds	$76,050	$—	$76,050
Commercial paper	—	167,231	167,231
Corporate bonds	—	221,949	221,949
U.S. Treasury and government sponsored enterprises	—	132,991	132,991
Municipal bonds	—	30,044	30,044
Total	$76,050	$552,215	$628,265
The estimated fair values of our financial instruments that are carried at amortized cost for which it is practicable to determine a fair value were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Notes	$161,279	$337,928	$149,800	$280,111
Silicon Valley Bank term loan	$80,000	$79,884	$80,000	$79,542
Silicon Valley Bank Line of Credit	$2,884	$2,884	$5,260	$5,253
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

•
The 2019 Notes are valued using a third-party pricing model that is based in part on average trading prices, which is a Level 2 input. The 2019 Notes are not marked-to-market and are shown at their initial fair value less the unamortized discount; the portion of the value allocated to the conversion option is included in Stockholders’ equity in the accompanying Consolidated Balance Sheets.

•
We have estimated the fair value of our other debt instruments, where possible, using the net present value of the payments discounted at an interest rate that is consistent with money-market rates that would have been earned on our non-interest-bearing compensating balances, which is a Level 2 input.

NOTE 7. STOCK-BASED COMPENSATION
We recorded and allocated employee stock-based compensation expenses for our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development expense	$1,415	$970	$4,326	$3,202
Selling, general and administrative expense	1,478	923	4,115	2,970
Restructuring-related stock-based compensation expense	—	—	49	—
Total employee stock-based compensation expense	$2,893	$1,893	$8,490	$6,172
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

	Stock Options
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average grant-date fair value	$2.99	$3.31	$2.92	$3.27
Risk-free interest rate	1.57%	0.81%	1.47%	0.82%
Dividend yield	—%	—%	—%	—%
Volatility	60%	69%	60%	69%
Expected life	5.6 years	5.6 years	5.6 years	5.7 years

	Employee Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average grant-date fair value	$1.74	$1.63	$1.66	$2.13
Risk-free interest rate	0.08%	0.15%	0.12%	0.10%
Dividend yield	—%	—%	—%	—%
Volatility	67%	68%	67%	68%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Of the stock options outstanding as of September 30, 2013, 3,720,752 were granted subject to performance objectives tied to the achievement of clinical goals set by the Compensation Committee of our Board of Directors and will vest in full or part based on achievement of such goals. As of September 30, 2013, we expect that achievement of some of those performance objectives is probable and have, therefore, included stock-based compensation for such awards. We have not included any stock-based compensation expense for stock options with performance objectives where the performance goals cannot be reasonably assured of achievement.
A summary of all stock option activity for the nine months ended September 30, 2013 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	18,448,550	$6.85
Granted	5,778,323	$5.38
Exercised	(4,473)	$4.42
Forfeited	(712,885)	$6.42
Options outstanding at September 30, 2013	23,509,515	$6.50	4.71	$5,709
Exercisable at September 30, 2013	13,803,103	$7.23	3.51	$2,376
As of September 30, 2013, $24.4 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 2.92 years.

A summary of all restricted stock unit (“RSU”) activity for the nine months ended September 30, 2013 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Awards outstanding at December 31, 2012	1,294,621	$6.07
Awarded	1,058,668	$5.44
Released	(230,059)	$7.34
Forfeited	(72,132)	$5.48
Awards outstanding at September 30, 2013	2,051,098	$5.62	1.98	$11,855
As of September 30, 2013, $8.0 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 3.33 years.

NOTE 8. INCOME TAXES
At December 31, 2012, we had federal net operating loss carry-forwards of approximately $1,007 million which expire in the years 2018 through 2032. We also had net operating loss carry-forwards for California of approximately $880 million, which expire in the years 2013 through 2032, and California tax credits of approximately $26 million.
During the three months ended September 30, 2013, Exelixis Bermuda acquired the existing and future intellectual property rights to exploit cabozantinib in jurisdictions outside of the United States. The transfer of the existing rights created a taxable gain in the U.S. and state jurisdictions. For tax purposes, that gain is primarily offset by current fiscal year losses and the remainder through the utilization of an insignificant amount of net operating loss carry-forwards for which there is a corresponding reduction to our valuation allowance.
NOTE 9. NET LOSS PER SHARE
The following table sets forth a reconciliation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(67,124)	$(32,814)	$(174,014)	$(95,452)
Denominator:
Shares used in computing basic and diluted net loss per share	184,149	166,354	183,957	152,316
Net loss per share, basic and diluted	$(0.36)	$(0.20)	$(0.95)	$(0.63)
The following table sets forth outstanding potential shares of common stock that are not included in the computation of diluted net loss per share because, to do so would be anti-dilutive (in thousands):

	September 30
	2013	2012
Convertible debt	54,123	54,123
Outstanding stock options, unvested RSUs and ESPP contributions	25,694	15,839
Warrants	1,441	1,441
Total potentially dilutive shares	81,258	71,403

NOTE 10. CONTINGENCIES
Pending Litigation
From time to time, we are party to legal proceedings, claims and investigations in the ordinary course of business, including the matter described below.
In December 2012, a former officer filed a lawsuit against us and our chief executive officer in California state court seeking unspecified monetary damages based on contract and tort claims in connection with the former officer’s execution and revocation of a Rule 10b5-1 stock trading plan in December 2010. This matter was settled for an immaterial amount during the three months ended September 30, 2013.

NOTE 11. CONCENTRATIONS OF CREDIT RISK
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
Trade and other receivables are unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception. As of September 30, 2013, 55% of our trade receivables are with the specialty pharmacy that sells COMETRIQ in the United States and 14% are with our European distribution partner. Both of these customers pay promptly and within their respective payment terms.
We have operations primarily in the United States, while some of our collaboration partners have headquarters outside of the United States and certain of our clinical trials for cabozantinib are conducted outside of the United States. During the three and nine months ended September 30, 2012, 100% of our revenues were earned in the United States. During the 2013, we initiated a Named Patient Use (“NPU”) program through our distribution partner, Swedish Orphan Biovitrum, to support the distribution and commercialization of COMETRIQ for metastatic MTC primarily in the European Union and potentially other countries. During the three and nine months ended September 30, 2013, 87% and 96%, respectively, of our revenues were earned in the United States; the remainder of our revenues were earned in the European Union under this NPU program. All of our long-lived assets are located in the United States.
The following table sets forth the percentage of revenues recognized under our collaboration agreements and product sales to the specialty pharmacy that represent 10% or more of total revenues during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Collaborator:
Bristol-Myers Squibb	60%	59%
Merck	—%	27%
Daiichi Sankyo	—%	14%
Pharmacy:
Diplomat Specialty Pharmacy	36%	—%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis contains forward-looking statements. These statements are based on Exelixis, Inc.’s (“Exelixis,” “we,” “our” or “us”) current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “planned,” “focus,” “objective,” “will,” “may,” “could,” “would,” “estimate,” “potential,” “continue,” “encouraging,” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Part II, Item 1A of this Form 10-Q, as well as those discussed elsewhere in this report.
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
Overview
We are a biotechnology company committed to developing small molecule therapies for the treatment of cancer. We are focusing our proprietary resources and development and commercialization efforts exclusively on COMETRIQ® (cabozantinib), our wholly-owned inhibitor of multiple receptor tyrosine kinases. On November 29, 2012, the U.S. Food and Drug Administration, or FDA, approved COMETRIQ for the treatment of progressive, metastatic medullary thyroid cancer, or MTC, in the United States, where it became commercially available in late January 2013. We have also submitted a Marketing Authorization Application, or MAA, for cabozantinib for the proposed indication of progressive, unresectable, locally advanced, or metastatic MTC to the European Medicines Agency, or EMA, that was accepted for review in November 2012. Cabozantinib is being evaluated in a variety of other cancer indications through a broad development program, including two ongoing phase 3 pivotal trials in metastatic castration-resistant prostate cancer, or CRPC, an ongoing phase 3 pivotal trial in metastatic renal cell cancer, or RCC, and an ongoing phase 3 pivotal trial in advanced hepatocellular cancer, or HCC. We believe COMETRIQ has the potential to be a high-quality, broadly-active and differentiated anti-cancer agent that can make a meaningful difference in the lives of patients. Our objective is to develop COMETRIQ into a major oncology franchise, and we believe that the approval of COMETRIQ for the treatment of progressive, metastatic MTC provides us with the opportunity to establish a commercial presence in furtherance of this objective. We currently expect top-line data from our two phase 3 pivotal trials of cabozantinib in CRPC and the overall survival analysis of EXAM, our phase 3 pivotal trial of cabozantinib in progressive, metastatic MTC, in 2014.
We have also established a portfolio of other novel compounds that we believe have the potential to address serious unmet medical needs. Many of these compounds are being developed by partners as part of collaborations, at no cost to us but with significant retained economics to us in the event these compounds are commercialized. As disclosed on ClinicalTrials.gov (NCT01689519), a phase 3 clinical trial for one of these compounds, cobimetinib (GDC-0973/XL518), which we out-licensed to Genentech, Inc. (a wholly- owned member of the Roche Group), or Genentech, was initiated on November 1, 2012. Roche and Genentech have provided guidance that they expect top-line data from this trial in 2014.
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
We intend to advance cabozantinib through an extensive development program investigating its activity in multiple cancer indications including, but not limited to, prostate, renal, hepatocellular and non-small-cell-lung cancers. We intend to focus our internal efforts on cancers for which we believe cabozantinib has significant therapeutic and commercial potential in the near term, while utilizing our Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute’s Cancer Therapy Evaluation Program, or NCI-CTEP, and investigator sponsored trials, or ISTs, to generate additional data to allow us to prioritize future late stage trials in a cost-effective fashion. We believe that this staged approach to building value represents the most rational and effective use of our personnel and financial resources.

Collaborations
We have established collaborations with leading pharmaceutical and biotechnology companies, including Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Sanofi, Genentech, GlaxoSmithKline, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo Company Limited, or Daiichi Sankyo, for various compounds and programs in our portfolio. Pursuant to these collaborations, we have out-licensed compounds or programs to a partner for further development and commercialization, have no further development cost obligations related to such compounds or programs and may be entitled to receive milestones and royalties or a share of profits from commercialization. As disclosed on ClinicalTrials.gov (NCT01689519), a phase 3 clinical trial for one of these compounds, cobimetinib (GDC-0973/XL518), which we out-licensed to Genentech, was initiated on November 1, 2012. In addition, several other out-licensed compounds are in multiple phase 2 studies. These partnered compounds could potentially be of significant value to us if their development progresses successfully.
With respect to our partnered compounds, we are eligible to receive potential milestone payments under our collaborations totaling approximately $2.4 billion in the aggregate on a non-risk adjusted basis, of which 10% are related to clinical development milestones, 41% are related to regulatory milestones and 49% are related to commercial milestones.
Business Highlights for the Three Months Ended September 30, 2013 and Recent Developments
Achievement of Full Patient Enrollment Target for COMET-1
In September 2013, COMET-1 (CabOzantinib MET Inhibition CRPC Efficacy Trial-1), our phase 3 pivotal trial of cabozantinib in patients with metastatic CRPC, with the primary endpoint of overall survival, reached its enrollment target of 960 patients. We currently expect top-line data from COMET-1 and COMET-2, our other phase 3 pivotal trial in metastatic CRPC, in 2014.
Initiation of Phase 3 Pivotal Trial of Cabozantinib in Patients with Advanced Hepatocellular Carcinoma
In September 2013, we initiated CELESTIAL (Cabozantinib Phase 3 Controlled Study In Hepatocellular Carcinoma), a phase 3 pivotal trial comparing cabozantinib with placebo in patients with advanced HCC who have previously been treated with sorafenib. Patients will be randomized 2:1 to receive 60 mg of cabozantinib daily or placebo. The primary endpoint for CELESTIAL is overall survival, and the secondary endpoints include objective response rate and progression-free survival.
Updated Phase 1b Data for Cobimetinib (GDC-0973/XL518) in Combination with Vemurafenib Presented at the European Cancer Congress 2013
In September 2013, data from an ongoing phase 1b clinical trial, conducted by Roche and Genentech, of vemurafenib in combination with cobimetinib (GDC-0973/XL518) in patients with locally advanced/unresectable or metastatic melanoma carrying a BRAFV600 mutation was presented at the European Cancer Congress 2013. The data presented suggest that the preliminary safety profile and activity of the investigational combination of cobimetinib (GDC-0973/XL518) and vemurafenib are encouraging in BRAF inhibitor-naïve patients. Although the phase 1b dose escalation study was designed to evaluate the safety and tolerability of cobimetinib (GDC-0973/XL518) in combination with vemurafenib, objective responses (comprising complete or partial responses) were observed in 85% of the patients who had not been previously treated with a BRAF inhibitor.

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
Limited Sources of Revenues
COMETRIQ was approved by the FDA for the treatment of progressive, metastatic MTC in the United States on November 29, 2012. We commercially launched COMETRIQ in late January 2013. We currently estimate that there are between 500 and 700 first- and second-line metastatic MTC patients diagnosed each year in the United States who will be eligible for COMETRIQ, and as a result we only expect to generate limited revenues from the sale of COMETRIQ in MTC. Prior to the approval of COMETRIQ, we had no pharmaceutical product that had received marketing approval, and from the commercial launch through September 30, 2013, we generated $10.7 million in net revenues from the sale of COMETRIQ. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. We do not anticipate any further revenues from our collaborative research and development agreements for the remainder of 2013. Effective October 29, 2013, the wholesale acquisition price for COMETRIQ is $10,395 for a 28-day supply of all dosage strengths.
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
Liquidity
As of September 30, 2013, we had $464.7 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $15.9 million, respectively, and short- and long-term unrestricted investments of $187.2 million and $157.4 million, respectively. We are required to maintain on deposit with Silicon Valley Bank or one of its affiliates short- and long-term unrestricted investments of $2.2 million and $82.4 million, respectively, pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, short- and long-term investments and product revenues will enable us to maintain our operations for a period of at least 12 months following the end of the third quarter of 2013. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate.
Our minimum liquidity needs are also determined by financial covenants in our loan and security agreement with Silicon Valley Bank as well as other factors, which are described under “– Liquidity and Capital Resources – Cash Requirements.”
Our ability to raise additional funds may be severely impaired if cabozantinib fails to show adequate safety or efficacy in clinical testing.
Convertible Senior Subordinated Notes
On August 14, 2012, we issued and sold $287.5 million aggregate principal amount of the 4.25% convertible senior subordinated notes due 2019, or the 2019 Notes, for net proceeds of $277.7 million. The 2019 Notes mature on August 15, 2019, unless earlier converted, redeemed or repurchased, and bear interest at a rate of 4.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2013. Subject to certain terms and conditions, at any time on or after August 15, 2016, we may redeem for cash all or a portion of the 2019 Notes. The redemption price will equal 100% of the principal amount of the 2019 Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Upon the occurrence of certain circumstances, holders may convert their 2019 Notes prior to the close of business on the business day immediately preceding May 15, 2019. On or after May 15, 2019, until the close of business on the second trading day immediately preceding August 15, 2019, holders may surrender their 2019 Notes for conversion at any time. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate of 188.2353 shares of common stock per $1,000 principal amount of the 2019 Notes is equivalent to a conversion price of approximately $5.31 per share of common stock and is subject to adjustment in connection with certain events. If a “Fundamental Change” (as defined in the indenture governing the 2019 Notes) occurs, holders of the 2019 Notes may require us to purchase for cash all or any portion of their 2019 Notes at a purchase price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change purchase date. In addition, if certain bankruptcy and insolvency-related events of defaults occur, the principal of, and accrued and unpaid interest on, all of the then outstanding notes shall automatically become due and payable. If an event of default other than certain bankruptcy and insolvency-related events of defaults occurs and is continuing, the Trustee by notice to us or the holders of at least 25% in principal amount of the outstanding 2019 Notes by notice to us and the Trustee, may declare the principal of, and accrued and unpaid interest on, all of the then outstanding 2019 Notes to be due and payable.
In connection with the offering of the 2019 Notes, $36.5 million of the proceeds were deposited into an escrow account which contains an amount of permitted securities sufficient to fund, when due, the total aggregate amount of the first six scheduled semi-annual interest payments on the 2019 Notes. As of September 30, 2013, we have used $12.2 million of the amounts held in the escrow account to pay the required semi-annual interest payments. The short- and long-term amounts held in the escrow account as of September 30, 2013 were $12.2 million and $12.2 million, respectively, and are included in short- and long-term restricted cash and investments. We have pledged our interest in the escrow account to the Trustee as security for our obligations under the 2019 Notes.
Deerfield Facility
On June 2, 2010, we entered into a note purchase agreement with entities affiliated with Deerfield Management Company, L.P., or Deerfield, pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million initial principal amount of our secured convertible notes due June 2015, or the Deerfield Notes, for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. On August 6, 2012, the parties amended the note purchase agreement to permit the issuance of the 2019 Notes and modify certain optional prepayment rights. The amendment became effective upon the issuance of the 2019 Notes and the payment to Deerfield of a $1.5 million consent fee. On August 1, 2013, the parties further amended the note purchase agreement to clarify certain of our other rights under the agreement. The outstanding principal amount of the Deerfield Notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. In January 2013, we made a mandatory prepayment of $10.0 million on the Deerfield Notes. We will be required to make additional mandatory prepayments on the Deerfield Notes on an annual basis in 2014 and 2015 equal to 15% of specified payments from our collaborative arrangements (other than intercompany arrangements) received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million. There is a required minimum prepayment amount of $10.0 million due in January 2014. There is no minimum prepayment due in 2015. We may also prepay all or a portion (not less than $5.0 million) of the principal amount of the Deerfield Notes at an optional prepayment price based on a discounted principal amount (during the first three years of the term, subject to a prepayment premium) determined as of the date of prepayment, plus accrued and unpaid interest, plus in the case of a prepayment of the full principal amount of the Deerfield Notes (other than prepayments upon the occurrence of specified transactions relating to a change of control or a substantial sale of assets), all accrued interest that would have accrued between the date of such prepayment and the next anniversary of the note purchase agreement. In lieu of making any optional or mandatory prepayment in cash, subject to certain limitations (including a cap on the number of shares issuable under the note purchase agreement), we have the right to convert all or a portion of the principal amount of the Deerfield Notes into, or satisfy all or any portion of the optional prepayment amounts or mandatory prepayment amounts (other than the $10.0 million mandatory prepayment required in January 2014) with shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the Deerfield Notes in cash, subject to certain limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. Upon certain changes of control of our company, a sale or transfer of assets in one transaction or a series of related transactions for a purchase price of more than $400 million or a sale or transfer of more than 50% of our assets, Deerfield may require us to prepay the notes at the optional prepayment price, plus accrued and unpaid interest and any other accrued and reimbursable expenses, or the Put Price. Upon an event of default, Deerfield may declare all or a portion of the Put Price to be immediately due and payable.
We also entered into a security agreement in favor of Deerfield, which provides that our obligations under the Deerfield Notes will be secured by substantially all of our assets except intellectual property. On August 1, 2013, the parties amended the security agreement to limit the extent to which voting equity interests in any of our foreign subsidiaries shall be secured assets.
The note purchase agreement and the security agreement include customary representations and warranties and covenants made by us, including restrictions on the incurrence of additional indebtedness.
Loan Agreement with Silicon Valley Bank
On May 22, 2002, we entered into a loan and security agreement with Silicon Valley Bank for an equipment line of credit. On December 21, 2004, December 21, 2006 and December 21, 2007, we amended the loan and security agreement to provide for additional equipment lines of credit and on June 2, 2010, we further amended the loan and security agreement to provide for a new seven-year term loan in the amount of $80.0 million. As of September 30, 2013, the combined outstanding principal balance due under the lines of credit and term loan was $82.9 million, compared to $85.3 million as of December 31, 2012. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We are required to repay any advances under an equipment line of credit in 48 equal monthly payments of principal and interest. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. We have the option to prepay without penalty any advance under an equipment line of credit other than advances under a single equipment line of credit, which has a 1.0% prepayment penalty, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment. In accordance with the terms of the loan and security agreement, we are required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement (although we are entitled to retain income earned or the amounts maintained in such accounts). Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.0%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement.
Restructurings
Between March 2010 and May 2013, we implemented five restructurings, which we refer to collectively as the Restructurings, as a consequence of our decision to focus our proprietary resources and development efforts on the development and commercialization of cabozantinib and strategy to manage costs. The aggregate reduction in headcount from the Restructurings was 429 employees. Charges and credits related to the Restructurings were recorded in periods other than those in which the Restructurings were implemented as a result of sublease activities for our buildings in South San Francisco, California, changes in assumptions regarding anticipated sublease activities, the effect of the passage of time on our discounted cash flow computations, previously planned employee terminations, and sales of excess equipment and other assets.
We have recorded aggregate restructuring charges of $52.9 million in connection with the Restructurings, of which $28.9 million related to facility charges, $21.7 million related to termination benefits, $2.2 million related to the impairment of excess equipment and other assets, and an additional minor amount related to legal and other fees. Asset impairment charges, net were partially offset by cash proceeds of $2.6 million from the sale of such assets.
For the nine months ended September 30, 2013 and 2012, we recorded restructuring charges of $0.9 million and $1.7 million, respectively, which related primarily to termination benefits and facility charges in connection with the exit of portions of certain of our buildings in South San Francisco. Those charges were partially offset by a $0.7 million credit resulting from a new sublease entered into during the three months ended September 30, 2013.
We expect to pay accrued facility charges of $13.9 million, net of cash received from our subtenants, through 2017, or the end of our lease terms of the buildings. With respect to our Restructurings, we expect to incur additional restructuring charges of approximately $1.8 million which relate to the exit, in prior periods, of certain of our South San Francisco buildings. These charges will be recorded through the end of the building lease terms, the last of which ends in 2017.
The Restructurings have resulted in aggregate cash expenditures of $34.8 million, net of $9.1 million in cash received from subtenants and $2.6 million in cash received in connection with the sale of excess equipment and other assets. Net cash expenditures for the Restructurings were $2.1 million and $2.2 million during the three months ended September 30, 2013, and 2012, respectively and $6.0 million and $4.5 million during the nine months ended September 30, 2013, and 2012, respectively.
The restructuring charges that we expect to incur in connection with the Restructurings are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the Restructurings.
Critical Accounting Estimates
The preparation of the consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to inventory, revenue recognition, cost of goods sold, valuation of long-lived assets, certain accrued liabilities including clinical trial accruals and restructuring liability, share-based compensation and the valuation of the debt and equity components of our convertible debt at issuance. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results could differ materially from these estimates.
An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. We believe our critical accounting policies relating to inventory, revenue recognition, cost of goods sold, clinical trial accruals, restructuring liability, share based compensation and convertible debt valuation reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.
Other than the addition of inventory, revenue recognition on product sales, and cost of goods sold, there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2013, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Revenue Recognition on Product Sales
We recognize revenue when it is both realized or realizable and earned, meaning persuasive evidence of an arrangement exists, delivery has occurred, title has transferred, the price is fixed or determinable, there are no remaining customer acceptance requirements, and collectability of the resulting receivable is reasonably assured. For product sales in the United States, this generally occurs upon shipment of the product to the patient. For product sales in Europe, this occurs when our European distribution partner has accepted the product.
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
Product sales to our European distribution partner are not subject to customer incentives, rights of return or discounts and allowances. We record revenue at the time our European distribution partner has accepted the product, a method also known as the “sell-in” revenue recognition model.
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
Exelixis International (Bermuda) Ltd.
In September 2013, Exelixis engaged in intercompany transactions whereby Exelixis Bermuda acquired the existing and future intellectual property rights to exploit cabozantinib in jurisdictions outside of the United States.
Fiscal Year Convention
Exelixis adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2012, a 52-week year, ended on December 28, 2012, and fiscal year 2013, a 52-week year, will end on December 27, 2013. For convenience, references in this report as of and for the fiscal quarters ended September 28, 2012 and September 27, 2013, and as of the fiscal year ended December 28, 2012, are indicated as ended September 30, 2012, September 30, 2013, and December 31, 2012, respectively.
Results of Operations
Revenues
Total revenues by category were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
License revenues (1)	$358	$4,012	$8,380	$22,702
Contract revenues (2)	337	9,301	7,941	16,934
Net product revenues	4,771	—	10,670	—
Total revenues	$5,466	$13,313	$26,991	$39,636
Dollar change	$(7,847)		$(12,645)
Percentage change	(59)%		(32)%
____________________

(1)	Includes amortization of upfront payments.

(2)	Includes milestone payments.

Total revenues by collaboration partner or customer were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Bristol-Myers Squibb	695	$7,813	$16,321	$23,439
Diplomat Specialty Pharmacy	4,034	—	9,657	—
Swedish Orphan Biovitrum	737	—	1,013	—
Merck	—	—	—	10,667
Daiichi Sankyo	—	5,500	—	5,500
Other	—	—	—	30
Total revenues	$5,466	$13,313	$26,991	$39,636
Dollar change	$(7,847)		$(12,645)
Percentage change	(59)%		(32)%
Revenues for the three and nine months ended September 30, 2013 included net product revenues of $4.8 million and $10.7 million, respectively, from the sale of COMETRIQ, which became commercially available in late January 2013. The decrease in total revenues during the three and nine months ended September 30, 2013 was due to a decrease in contract and license revenues relating to the depletion of deferred revenues from Bristol-Myers Squibb and a $5.5 million milestone payment received from Daiichi Sankyo in August 2012. The decrease in total revenues during the nine months ended September 30, 2013 was also due to $10.7 million in license revenue recognized in 2012 resulting from the completion of the technology transfer under our December 2011 license agreement with Merck for our PI3K-delta program.
Cost of Goods Sold
Cost of goods sold consists primarily of a 3% royalty we are required to pay GlaxoSmithKline in connection with sales of COMETRIQ and indirect labor costs. We began capitalizing COMETRIQ inventory following the regulatory approval for COMETRIQ on November 29, 2012. The cost of product manufactured prior to regulatory approval was expensed as research and development costs as incurred. Cost of goods sold was $0.3 million and $0.9 million for the three and nine months ended September 30, 2013, respectively. The cost of goods sold and product gross margins we have experienced in this early stage of our product launch may not be representative of what we may experience going forward.
Research and Development Expenses
Total research and development expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development expenses	$47,354	$30,680	$129,166	$96,386
Dollar change	$16,674		$32,780
Percentage change	54%		34%
Research and development expenses consist primarily of clinical trial expenses, personnel expenses, allocation of general corporate costs, consulting and outside services, stock-based compensation and expenses for temporary employees.
The increases for the three and nine months ended September 30, 2013, as compared to prior year periods were predominantly driven by increases in clinical trial costs, which include services performed by third-party contract research organizations and other vendors. Those increases in clinical trial costs were $13.9 million, or 101%, for the three months ended September 30, 2013, and $30.4 million, or 71%, for the nine months ended September 30, 2013. The increases in clinical trial costs were primarily related to clinical trial activities for COMET-1, our phase 3 pivotal trial with the primary endpoint of overall survival in metastatic CRPC, as well as costs incurred in connection with the start-up of our phase 3 pivotal trials for metastatic RCC and advanced HCC. The increases in costs for those trials were partially offset by lower clinical trial costs related to the continued wind down of our phase 2 randomized discontinuation trial.
There were additional increases in research and development expenses for the three and nine months ended September 30, 2013, related to personnel, consulting and outside services, and stock-based compensation. Personnel increased primarily due to hiring undertaken as a result of increased clinical trial activities as well as wage increases. Consulting and outside services increased primarily as a result of the engagement of additional medical science liaisons required to support our increased clinical trial activities. Stock-based compensation increased primarily as a result of an increase in the number and valuation of new grants as well as an increase in the participation and valuation of purchases under our 2000 Employee Stock Purchase Plan. Those increases were partially offset by decreases in depreciation and amortization expense primarily as a result of the impairment and disposition of assets related to the Restructurings and the impact of additional assets becoming fully depreciated during 2012 and a decrease in the allocation of general corporate costs (such as facility costs, property taxes and insurance) to research and development, primarily due to a decrease in allocable costs.
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
As noted under “Overview”, we are focusing our proprietary resources and development efforts exclusively on cabozantinib in order to maximize the therapeutic and commercial potential of this compound, and as a result, we expect nearly all of our future research and development expenses to relate to the clinical development of cabozantinib. Additionally, as a consequence of our focus on cabozantinib, we have discontinued all of our drug discovery efforts, including those previously funded under our ROR collaboration agreement with Bristol-Myers Squibb following the completion of our obligations in July 2013. As a result of this shift in business strategy and the limited relevance of the disclosure with respect to our current operations, we no longer disclose the breakdown of our research and development expenses by category.
We expect to continue to incur significant research and development costs for cabozantinib in future periods as we evaluate its potential in a variety of cancer indications through a broad development program, including two ongoing phase 3 pivotal trials in metastatic CRPC, a phase 3 pivotal trial in metastatic RCC, and an ongoing phase 3 pivotal trial in advanced HCC. We also expect to expand the cabozantinib development program to other solid tumor indications, based on encouraging interim data that have emerged from our phase 2 randomized discontinuation trial as well as other clinical trials. In addition, post marketing requirements in connection with the approval of COMETRIQ in progressive, metastatic MTC dictate that we conduct additional studies in that indication.
Selling, General and Administrative Expenses
Total selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Selling, general and administrative expenses	$13,598	$7,343	$37,323	$22,008
Dollar change	$6,255		$15,315
Percentage change	85%		70%
Selling, general and administrative expenses consist primarily of personnel expenses, consulting and outside services, facility costs, patent costs, employee stock-based compensation expense, marketing and other legal and accounting fees. These expenses also include selling and distribution costs in 2013 as a result of the commercial launch of COMETRIQ in late January 2013.
Approximately half of the increases for the three and nine months ended September 30, 2013, as compared to the prior year periods, were a result of an increase in expenses related to consulting and outside services provided by our U.S. sales force and our European distribution partner for the sale of COMETRIQ. The remaining increases for the three and nine months ended September 30, 2013 were related to legal and accounting fees, wages and benefits, employee stock-based compensation expense, and patent costs and also for the nine months ended September 30, 2013, reduced allocations to research and development. These increases were partially offset by decreases in facilities costs during both the three and nine months ended September 30, 2013.
Restructuring Charge
Between March 2010 and May 2013, we implemented five restructurings as a consequence of our decision to focus our proprietary resources and development efforts on the development and commercialization of cabozantinib and strategy to manage costs. The aggregate reduction in headcount from the Restructurings was 429 employees. Charges and credits related to the Restructurings were recorded in periods other than those in which the Restructurings were implemented as a result of sublease activities for certain of our buildings in South San Francisco, California, changes in assumptions regarding anticipated sublease activities, the effect of the passage of time on our discounted cash flow computations, previously planned employee terminations, and sales of excess equipment and other assets.
Total charges from our Restructurings were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Restructuring charge	$137	$733	$865	$1,704
Dollar change	$(596)		$(839)
Percentage change	(81)%		(49)%
For the three and nine months ended September 30, 2013, we recorded restructuring charges of $0.1 million and $0.9 million, respectively, which related to termination benefits and facility charges in connection with the exit of all or portions of certain of our buildings in South San Francisco. Those charges were partially offset by a $0.7 million credit resulting from a new sublease entered into during the three months ended September 30, 2013.
Total Other Income (Expense), Net
Total other income (expense), net, were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income and other, net	$219	$318	$930	$818
Interest expense	(11,430)	(7,679)	(33,726)	(15,775)
Total other expense, net	$(11,211)	$(7,361)	$(32,796)	$(14,957)
Dollar change	$(3,850)		$(17,839)
Percentage change	52%		119%
Total other income (expense), net consists primarily of interest expense incurred on our debt, partially offset by interest income earned on our cash and investments.
The change in total other expense, net for the three and nine months ended September 30, 2013, compared to the same periods in 2012, was primarily due to the increased interest expense as a result of the August 2012 issuance of the 2019 Notes. Interest expense includes aggregate non-cash interest expense on both the 2019 Notes and the Deerfield Notes of $6.7 million and $19.4 million, for the three and nine months ended September 30, 2013, respectively, as compared to $4.5 million and $9.1 million for the three and nine months ended September 30, 2012, respectively.

Liquidity and Capital Resources
Sources and Uses of Cash
The following table summarizes our cash flow activities for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net loss	$(174,014)	$(95,452)
Adjustments to reconcile net loss to net cash used in operating activities	35,573	22,226
Changes in operating assets and liabilities	(13,003)	(11,184)
Net cash used in operating activities	(151,444)	(84,410)
Net cash provided by (used in) investing activities	84,846	(159,841)
Net cash (used in) provided by financing activities	(11,455)	478,799
Net (decrease) increase in cash and cash equivalents	(78,053)	234,548
Cash and cash equivalents at beginning of period	170,069	74,257
Cash and cash equivalents at end of period	$92,016	$308,805
To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators and banks, debt financing arrangements and equipment financing facilities. We have also financed certain of our research and development activities under our agreements with various collaborators. As of September 30, 2013, we had $464.7 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $15.9 million, respectively, and short- and long-term unrestricted investments of $187.2 million and $157.4 million, respectively. As of September 30, 2013, we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates short- and long-term unrestricted investments of $2.2 million and $82.4 million, respectively, pursuant to covenants in our loan and security agreement with Silicon Valley Bank.
Operating Activities
Our operating activities used cash of $151.4 million for the nine months ended September 30, 2013, compared to cash used of $84.4 million for the nine months ended September 30, 2012.
Cash used in operating activities for the nine months ended September 30, 2013 related primarily to our $168.2 million in operating expenses for the period, less non-cash expenses for accretion of debt discount totaling $19.4 million, stock-based compensation totaling $8.5 million, investment amortization totaling $5.2 million, and depreciation and amortization totaling $2.4 million. Our operating expenses were largely attributable to the development of cabozantinib. In addition, we paid $6.0 million for restructuring activities during the period. All of our license and contract revenues during the nine months ended September 30, 2013 were non-cash, which was reflected in the $15.3 million reduction in deferred revenue during the period.
Cash used by operating activities for the 2012 period related primarily to our net loss of $95.5 million, which was largely due to the development of cabozantinib and to a $34.1 million reduction in deferred revenue primarily due to non-cash revenue recognized related to our 2007 and 2010 collaboration agreements with Bristol-Myers Squibb. In addition, we paid $4.5 million of our restructuring liability. Uses of cash were partially offset by the receipt of $27.3 million in cash relating to the termination of our 2009 discovery collaboration with Sanofi in December 2011 and the up-front payment received from Merck under our P13K-delta license agreement. In addition, we had non-cash charges totaling $18.9 million relating to stock-based compensation, depreciation and amortization and accretion of implied interest under the Deerfield Notes and the 2019 Notes.
Except for 2011, we have been in a net loss position since inception and our cash used in operating activities has been primarily driven by our net loss. Operating cash flows can differ from our consolidated net loss as a result of differences in the timing of cash receipts and earnings recognition and non-cash charges. Going forward for at least the next several years, we expect to continue to use cash for operating activities as we incur net losses associated with our research and development activities, primarily with respect to manufacturing and development expenses for cabozantinib.

Investing Activities
Our investing activities provided cash of $84.8 million for the nine months ended September 30, 2013, compared to cash used of $159.8 million for the nine months ended September 30, 2012.
Cash provided by investing activities for the 2013 period was primarily due to the maturity of investments of $251.5 million, less investment purchases of $176.8 million.
Cash used by investing activities for the 2012 period was primarily due to the purchase of $359.5 million of investments, less proceeds from the maturity of investments of $236.3 million.
Financing Activities
Our financing activities used cash of $11.5 million for the nine months ended September 30, 2013, compared to cash provided of $478.8 million for the nine months ended September 30, 2012.
Cash used for financing activities for 2013 was primarily due to principal payments on debt of $12.4 million.
Cash provided by our financing activities for 2012 was primarily due to the issuance of 12.7 million shares of common stock in February 2012 and 34.5 million shares of common stock in August 2012 for total net proceeds of $203.5 million, as well as the issuance and sale of the 2019 Notes for net proceeds of $277.7 million. The cash provided by financing activities was partially offset by cash used for principal payments on notes payable and bank obligations of $4.1 million.
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
Cash Requirements
We have incurred net losses since inception through the quarter ended September 30, 2013, with the exception of the fiscal year ended December 31, 2011. In 2011, we had net income primarily as a result of the acceleration of revenue recognized under our 2008 collaboration agreement with Bristol-Myers Squibb that terminated in October 2011 and under our 2009 discovery collaboration agreement with Sanofi that terminated in December 2011. We anticipate net losses and negative operating cash flow for the foreseeable future. For the nine months ended September 30, 2013, we had a net loss of $174.0 million; as of September 30, 2013, we had an accumulated deficit of $1.4 billion. We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013. From the commercial launch through September 30, 2013, we have generated $10.7 million in net revenues from the sale of COMETRIQ. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones, our collaborators fail to develop successful products or research funding we receive from collaborators decreases, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ for progressive, metastatic MTC, license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each year other than 2011, and we expect to spend significant additional amounts to fund the continued development of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve future profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
We anticipate that our current cash and cash equivalents, short- and long-term investments and product revenues will enable us to maintain our operations for a period of at least 12 months following the end of the third quarter of 2013. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks at September 30, 2013 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 21, 2013.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. As of September 30, 2013, and December 31, 2012, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $10.0 million and $8.7 million, respectively.
In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. As of September 30, 2013, and December 31, 2012, approximately $3.7 million and $1.1 million, respectively, of our clinical accrual balance was owed in foreign currencies. An adverse change of one percentage point in the foreign currency exchange rates would have not resulted in a material impact for any periods presented.
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
As of September 30, 2013, we had $464.7 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $15.9 million, respectively, and short- and long-term unrestricted investments of $187.2 million and $157.4 million, respectively. We are required to maintain on deposit with Silicon Valley Bank or one of its affiliates short- and long-term unrestricted investments of $2.2 million and $82.4 million, respectively, pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, short- and long-term investments and product revenues will enable us to maintain our operations for a period of at least 12 months following the end of the third quarter of 2013. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

•	the progress and scope of the development and commercialization activities with respect to COMETRIQ® (cabozantinib);

•	repayment of our $287.5 million aggregate principal amount of the 2019 Notes that mature on August 15, 2019, unless earlier converted, redeemed or repurchased;

•
repayment of the $114.0 million initial principal amount of the Deerfield Notes, for which we will be required to make mandatory prepayments on an annual basis in 2014 and 2015 equal to 15% of specified payments from our collaborative arrangements (other than intercompany arrangements) received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million and, for the payment due in January 2014, a required minimum prepayment amount of $10.0 million, unless we are able to repay them with our common stock, which we are only able to do under specified conditions;

•	repayment of our term loan and line of credit from Silicon Valley Bank, which had an outstanding balance at September 30, 2013, of $82.9 million;

•	the commercial success of COMETRIQ and the revenues we generate;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds or programs;

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including, in particular, with respect to COMETRIQ) that provide additional capital;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents, short- and long-term investments that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	our obligation to share U.S. marketing and commercialization costs for cobimetinib (GDC-0973/XL518) under our collaboration with Genentech;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost of any acquisitions of or investments in businesses, products and technologies.
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
We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*
We have incurred net losses since inception through the quarter ended September 30, 2013, with the exception of the fiscal year ended December 31, 2011. In 2011, we had net income primarily as a result of the acceleration of revenue recognized under our 2008 collaboration agreement with Bristol-Myers Squibb that terminated in October 2011 and under our 2009 discovery collaboration agreement with Sanofi that terminated in December 2011. We anticipate net losses and negative operating cash flow for the foreseeable future. For the nine months ended September 30, 2013, we had a net loss of $174.0 million; as of September 30, 2013, we had an accumulated deficit of $1.4 billion. We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013. From the commercial launch through September 30, 2013, we have generated $10.7 million in net revenues from the sale of COMETRIQ. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones, our collaborators fail to develop successful products or research funding we receive from collaborators decreases, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ for progressive, metastatic MTC, license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues for each year other than 2011, and we expect to spend significant additional amounts to fund the continued development of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve future profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
Our significant level of indebtedness could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.*
We incurred significant additional indebtedness and substantial debt service requirements as a result of our offering of the 2019 Notes in August 2012. As of September 30, 2013, our total consolidated indebtedness through maturity was $467.8 million (excluding trade payables). We may also incur additional indebtedness to meet future financing needs. If we raise additional indebtedness, it would increase our interest expense, leverage and operating and financial costs.
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
We may not realize the expected benefits of our initiatives to control costs.*
Managing costs is a key element of our business strategy. Consistent with this element of our strategy, and as a consequence of our decision to focus our proprietary resources and development efforts on the late-stage development and commercialization of cabozantinib, we implemented the Restructurings, which resulted in an aggregate reduction in headcount of 429 employees. We have recorded aggregate restructuring charges of $52.9 million in connection with the Restructurings and anticipate that we will incur additional restructuring charges related to the exit of all or portions of certain of our buildings in South San Francisco, California. These charges will be recorded through the end of the building lease terms, the last of which ends in 2017.
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
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this report we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since September 30, 2013, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.
Risks Related to COMETRIQ™ (cabozantinib)
We are dependent on the successful development and commercialization of COMETRIQ.*
The success of our business is dependent upon the successful development and commercialization of COMETRIQ. As part of our strategy, we are dedicating all of our proprietary resources to advance COMETRIQ as aggressively as possible. On November 29, 2012, the FDA approved COMETRIQ for the treatment of progressive, metastatic MTC in the United States and we commercially launched COMETRIQ in late January 2013. We have also submitted an MAA for cabozantinib for the proposed indication of progressive, unresectable, locally advanced, or metastatic MTC to the EMA that was accepted for review in November 2012. We view the approval of COMETRIQ by the FDA for the treatment of progressive, metastatic MTC as a transitional event towards our objective of developing COMETRIQ into a major oncology franchise. Our ability to realize this objective or the value of our investment is contingent on, among other things, successful clinical development, regulatory approval and market acceptance of COMETRIQ. If we encounter difficulties in the development of COMETRIQ in other indications beyond progressive, metastatic MTC due to any of the factors discussed in this “Risk Factors” section or otherwise, or we do not receive regulatory approval in such indications or are unable to successfully commercialize COMETRIQ in progressive, metastatic MTC or such other indications if approved, we will not have the resources necessary to continue our business in its current form.
The commercial success of COMETRIQ will depend upon the degree of market acceptance of COMETRIQ among physicians, patients, health care payors, and the medical community.
Our ability to commercialize COMETRIQ for the treatment of progressive, metastatic MTC and potentially other indications, if approved, will be highly dependent upon the extent to which COMETRIQ gains market acceptance among: physicians; patients; health care payors, such as Medicare and Medicaid; and the medical community. If COMETRIQ does not achieve an adequate level of acceptance, we may not generate adequate product revenues, if at all, and we may not become profitable. The degree of market acceptance of COMETRIQ will depend upon a number of factors, including:

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
If we are unable to establish and maintain adequate sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to do so, we may be unable to successfully commercialize COMETRIQ.*
We have established a small commercial organization that we believe is commensurate with the size of the market opportunity for progressive, metastatic MTC. We have also designed our commercial organization to maintain the maximum amount of flexibility, and to enable us to quickly scale up if additional indications are approved in the future. We believe we have created an efficient commercial organization, taking advantage of outsourcing options where prudent to maximize the effectiveness of our commercial expenditures. However, we may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution necessary to successfully market and sell COMETRIQ. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Such expenses may be disproportional compared to the revenues we may be able to generate on sales of COMETRIQ and have an adverse impact on our results of operations. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenues and our business may be adversely affected.
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
Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who are expected to prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology and Clinical Health Act, or HIPAA. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business. International laws, such as the EU Data Privacy Directive (95/46/EC) and Swiss Federal Act on Data Protection, regulate the processing of personal data within Europe and between European countries and the United States. Failure to provide adequate privacy protections and maintain compliance with Safe Harbor mechanisms could jeopardize business transactions across borders and result in significant penalties.
If we are unable to obtain adequate coverage and reimbursement from third-party payors for COMETRIQ, our revenues and prospects for profitability will suffer.*
Our ability to successfully commercialize COMETRIQ will be highly dependent on the extent to which coverage and reimbursement for it is, and will be, available from third-party payors, including governmental payors, such as Medicare and Medicaid, and private health insurers. Many patients will not be capable of paying for COMETRIQ themselves and will rely on third-party payors to pay for, or subsidize, their medical needs. If third-party payors do not provide coverage or reimbursement for COMETRIQ, our revenues and prospects for profitability will suffer. In addition, even if third-party payors provide some coverage or reimbursement for COMETRIQ, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans often varies based on the type of contract or plan purchased.
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
For example, under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, substantial changes may be made to the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among other things, PPACA creates a new system of health insurance “exchanges,” designed to make health policies available to individuals and certain groups though state- or federally-administered marketplaces, beginning in 2014. In connection with such exchanges, certain “essential health benefits” are intended to be made more consistent across plans, setting basically a baseline coverage level. While prescription drugs are broadly considered “essential,” there is some discretion to the plans as to what categories of prescription drug products will be covered (and the scope of coverage in each category). We cannot predict at this time whether COMETRIQ would be covered by the health plans offered in any or all of the exchanges. Failure to be covered by plans offered in the exchanges could have a material adverse impact on our business. We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for COMETRIQ and any subsequently approved product, and could seriously harm our business. Under the Budget Control Act of 2011, as amended, federal budget “sequestration” became effective in March 2013, automatically reducing payments under various government programs, including, for example, certain Medicare provider and supplier reimbursement payments. Sequestration may have a material adverse effect on our customers and accordingly, our financial operations. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs.
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
We believe that the principal competing anti-cancer therapy to COMETRIQ in progressive, metastatic MTC is AstraZeneca’s RET, VEGFR and EGFR inhibitor vandetanib, which has been approved by the FDA and the EMA for the treatment of symptomatic or progressive MTC in patients with unresectable, locally advanced, or metastatic disease. In addition, we believe that COMETRIQ also faces competition as a treatment for progressive, metastatic MTC from off-label use of Bayer’s and Onyx Pharmaceuticals’ (a wholly-owned subsidiary of Amgen) multikinase inhibitor sorafenib, Pfizer’s multikinase inhibitor sunitinib, and Ariad Pharmaceutical’s multikinase inhibitor ponatinib.

We believe that if cabozantinib is approved for the treatment of the indications for which we currently have ongoing phase 3 pivotal trials, its potential principal competition in such indications may include the following:

•
CRPC: Bayer’s and Algeta’s alpha-pharmaceutical alpharadin (Radium 223); Janssen Biotech’s CYP17 inhibitor abiraterone; Medivation’s androgen receptor inhibitor enzalutamide; and chemotherapeutic agents, including Sanofi’s cabazitaxel and generic docetaxel;

•	RCC: Pfizer’s axitinib, sunitinib and temsirolimus; Novatis’ everolimus; Bayer’s and Onyx Pharmaceuticals’ sorafenib; GlaxoSmithKline’s pazopanib; and Genentech’s bevacizumab; and

•	HCC: Bayer’s and Onyx Pharmaceuticals’ sorafenib; Bayer’s regorafenib; ImClone System’s ramucirumab; and ArQule’s tivantinib.

Examples of potential competition for cabozantinib in other cancer indications include: other VEGF pathway inhibitors, including Genentech’s bevacizumab; other RET inhibitors including Eisai’s lenvatinib; and other MET inhibitors, including Amgen’s AMG 208, Pfizer’s crizotinib, ArQule’s tivantinib, GlaxoSmithKline’s foretinib (XL880), and Genentech’s onartuzumab.
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
Cabozantinib is being evaluated in a comprehensive development program for the treatment of CRPC, RCC, HCC and a variety of other indications beyond progressive, metastatic MTC. Clinical trials are inherently risky and may reveal that cabozantinib is ineffective or has unacceptable toxicity or other side effects that may significantly decrease the likelihood of regulatory approval in such indications.
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
We may experience numerous unforeseen events during, or as a result of, clinical testing that could delay or prevent commercialization of cabozantinib for the treatment of CRPC, RCC, HCC and other indications, including:

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
If we are unable to continue current collaborations and achieve milestones or royalties, our revenues would suffer.*
We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones or royalties, or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements.
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
Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results to volatility, including:

•	the progress and scope of our development and commercialization activities;

•	the commercial success of COMETRIQ and the revenues we generate;

•	recognition of upfront licensing or other fees or revenues;

•	payments of non-refundable upfront or licensing fees, or payment for cost-sharing expenses, to third parties;

•	acceptance of our technologies and platforms;

•	the success rate of our efforts leading to milestone payments and royalties;

•	the introduction of new technologies or products by our competitors;

•	the timing and willingness of collaborators to further develop or, if approved, commercialize our product candidates out-licensed to them;

•	our ability to enter into new collaborative relationships;

•	the termination or non-renewal of existing collaborations;

•	the timing and amount of expenses incurred for clinical development and manufacturing of cabozantinib;

•	adjustments to expenses accrued in prior periods based on management’s estimates after the actual level of activity relating to such expenses becomes more certain;

•	the impairment of acquired goodwill and other assets;

•	the impact of our restructuring activities; and

•	general and industry-specific economic conditions that may affect our collaborators’ research and development expenditures.
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

EXELIXIS, INC.

October 30, 2013	/s/ FRANK KARBE
Date	Frank Karbe
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011
4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	4/7/2000
4.2	Form of Warrant, dated June 10, 2009, to purchase 500,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	10-Q, as amended	000-30235	4.4	7/30/2009
4.3	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC.	10-Q	000-30235	4.4	8/5/2010
4.4*	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued or issuable to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited	8-K	000-30235	4.9	6/9/2008
4.5	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design International, L.P.	10-Q	000-30235	10.1 (Exhibit A-1)	8/5/2010
4.6	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design Fund, L.P.	10-Q	000-30235	10.1 (Exhibit A-2)	8/5/2010
4.7	Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.1	8/14/2012
4.8	First Supplemental Indenture dated August 14, 2012 to Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.2	8/14/2012
4.9	Form of 4.25% Convertible Senior Subordinated Note due 2019	8-K	000-30235	4.2 (Exhibit A)	8/14/2012
10.1	Amendment No. 2 dated August 1, 2013 to Note Purchase Agreement, dated June 2, 2010, by and between Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P. and Exelixis, Inc.					X
10.2	Sublease, dated August 5, 2013, between Exelixis, Inc. and Sutro Biopharma, Inc.					X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.3	Consent to Sublease, dated August 5, 2013, by and among Britannia Pointe Grand Limited Partnership, Exelixis, Inc. and Sutro Biopharma, Inc.					X
10.4	Employment Agreement between Exelixis, Inc. and Pamela A. Simonton					X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
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