Form 10-K
period 2013-12-31
EXELIXIS, INC.
filed 2014-02-20
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 27, 2013 or

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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $820,780,802 (Based on the closing sales price of the registrant’s common stock on that date. Excludes an aggregate of 3,315,554 shares of the registrant’s common stock held by persons who were directors and/or executive officers of the registrant at June 28, 2013 on the basis that such persons may be deemed to have been affiliates of the registrant at such date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.)
As of February 19, 2014, there were 194,614,305 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 26, 2014, in connection with the registrant’s 2014 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

EXELIXIS, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Annual Report on Form 10-K are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “focus,” “assume,” “goal,” “objective,” “will,” “may,” “would,” “could,” “estimate,” “predict,” “potential,” “continue,” “encouraging” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Item 1A. Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
Exelixis has adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2011, a 52-week year, ended on December 30, 2011, fiscal year 2012, a 52-week year, ended on December 28, 2012, fiscal year 2013, a 52-week year, ended on December 27, 2013, and fiscal year 2014, a 53-week year, will end on January 2, 2015. For convenience, references in this report as of and for the fiscal years ended December 30, 2011, December 28, 2012 and December 27, 2013, are indicated on a calendar year basis, ended December 31, 2011, 2012 and 2013, respectively.

ITEM 1.	BUSINESS
Overview
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biotechnology company committed to developing small molecule therapies for the treatment of cancer. Our two most advanced assets, COMETRIQ® (cabozantinib), our wholly-owned inhibitor of multiple receptor tyrosine kinases, and cobimetinib (GDC-0973/XL518), a potent, highly selective inhibitor of MEK, which we out-licensed to Genentech, Inc. (a wholly-owned member of the Roche Group), or Genentech, are currently the subject of six ongoing phase 3 pivotal trials. Top-line results from four of these pivotal trials are expected in 2014.
We are focusing our proprietary resources and development and commercialization efforts primarily on COMETRIQ (cabozantinib), which was approved on November 29, 2012, by the U.S. Food and Drug Administration, or FDA, for the treatment of progressive, metastatic medullary thyroid cancer, or MTC, in the United States, where it became commercially available in late January 2013. In December 2013, the European Committee for Medicinal Products for Human Use, or CHMP, issued a positive opinion on the Marketing Authorization Application, or MAA, submitted to the European Medicines Agency, or EMA, for COMETRIQ for the proposed indication of progressive, unresectable, locally advanced, or metastatic MTC. The CHMP’s positive opinion will be reviewed by the European Commission, which has the authority to approve medicines for the European Union.
Cabozantinib is being evaluated in a broad development program, including two ongoing phase 3 pivotal trials in metastatic castration-resistant prostate cancer, or CRPC, an ongoing phase 3 pivotal trial in metastatic renal cell cancer, or RCC, and an ongoing phase 3 pivotal trial in advanced hepatocellular cancer, or HCC. We believe cabozantinib has the potential to be a high-quality, broadly-active and differentiated anti-cancer agent that can make a meaningful difference in the lives of patients. Our objective is to develop cabozantinib into a major oncology franchise, and we believe that the approval of COMETRIQ (cabozantinib) for the treatment of progressive, metastatic MTC provides us with the opportunity to establish a commercial presence in furtherance of this objective. We currently expect top-line data from our two phase 3 pivotal trials of cabozantinib in CRPC and the overall survival analysis of our phase 3 pivotal trial of cabozantinib in progressive, metastatic MTC in 2014.
Cobimetinib is also being evaluated in a broad development program, including a multicenter, randomized, double-blind, placebo-controlled phase 3 clinical trial evaluating the combination of cobimetinib with vemurafenib versus vemurafenib in previously untreated BRAFV600 mutation positive patients with unresectable locally advanced or metastatic melanoma that was initiated on November 1, 2012. Roche and Genentech have provided guidance that they expect top-line data from this trial in 2014.
Under the terms of our co-development agreement with Genentech for cobimetinib, we are entitled to an initial equal share of U.S. profits and losses for cobimetinib, which will decrease as sales increase, and will share equally in the U.S. marketing and commercialization costs. The profit share has multiple tiers—we are entitled to 50% of profits from the first $200 million of U.S. actual sales, decreasing to 30% of profits from U.S. actual sales in excess of $400 million. We are entitled to low double-digit royalties on ex-U.S. net sales. In November 2013, we exercised an option under the co-development agreement to co-promote in the United States. We will provide up to 25% of the total sales force for cobimetinib in the United States if commercialized, and will call on customers and otherwise engage in promotional activities using that sales force, consistent with the terms of the co-development agreement and a co-promotion agreement to be entered into by the parties.
Our Strategy
We believe that the available clinical data demonstrate that cabozantinib has the potential to be a broadly active anti-cancer agent, and our objective is to build cabozantinib into a major oncology franchise. The initial regulatory approval of COMETRIQ (cabozantinib) to treat progressive, metastatic MTC provides a niche market opportunity that allows us to gain commercialization experience while providing a solid foundation for potential expansion into larger cancer indications.
We are focusing our internal efforts on cancers for which we believe cabozantinib has significant therapeutic and commercial potential in the near term, while utilizing our Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute’s Cancer Therapy Evaluation Program, or NCI-CTEP, and investigator sponsored trials, or ISTs, to generate additional data to allow us to prioritize future late stage trials in a cost-effective fashion. We believe that this staged approach to building value represents the most rational and effective use of our resources.
COMETRIQ(R) (cabozantinib)
COMETRIQ inhibits the activity of multiple tyrosine kinases, including RET, MET, and VEGFR2. These receptor tyrosine kinases are involved in both normal cellular function and in pathologic processes such as oncogenesis, metastasis, tumor angiogenesis, and maintenance of the tumor microenvironment. On November 29, 2012, the FDA approved COMETRIQ for the treatment of progressive, metastatic MTC in the United States, and we commercially launched COMETRIQ in January 2013.
The recommended dose of COMETRIQ in progressive, metastatic MTC is 140 mg orally, once daily (one 80 mg capsule and three 20 mg starting capsules) administered without food. This dose may be withheld in response to certain adverse reactions, and upon resolutions of adverse reactions may be reduced stepwise to 100 or 60 mg once daily to appropriately adjust the dose to each individual patient’s tolerability. Permanent discontinuation is recommended for certain adverse reactions.
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
EXAM Pivotal Trial
COMETRIQ’s safety and efficacy were assessed in an international, multi-center, randomized double-blinded controlled trial of 330 patients with progressive, metastatic MTC, known as EXAM (Efficacy of XL184 (Cabozantinib) in Advanced Medullary Thyroid Cancer). Patients were required to have evidence of actively progressive disease within 14 months prior to study entry. This assessment was performed by an Independent Radiology Review Committee, or IRRC, in 89% of patients and by the treating physicians in 11% of patients. Patients were randomized (2:1) to receive COMETRIQ 140 mg (n = 219) or placebo (n = 111) orally, once daily until disease progression determined by the treating physician or until intolerable toxicity. Randomization was stratified by age (≤ 65 years vs. > 65 years) and prior use of a tyrosine kinase inhibitor, or TKI. No cross-over was allowed at the time of progression. The primary endpoint was to compare progression-free survival, or PFS, in patients receiving COMETRIQ versus patients receiving placebo. Secondary endpoints included objective response rate and overall survival. The main efficacy outcome measures of PFS, objective response and response duration were based on IRRC-confirmed events using modified Response Evaluation Criteria in Solid Tumors (RECIST), which is a widely used set of rules that define when cancer patients improve (“respond”), stay the same (“stabilize”) or worsen (“progress”) during treatments.
A statistically significant prolongation in PFS was demonstrated among COMETRIQ-treated patients compared to those receiving placebo [HR 0.28 (95% CI: 0.19, 0.40); p<0.0001], with median PFS of 11.2 months in the COMETRIQ arm and 4.0 months in the placebo arm. Partial responses were observed only among patients in the COMETRIQ arm (27% vs. 0%; p<0.0001). The median duration of objective response was 14.7 months (95% CI: 11.1, 19.3) for patients treated with COMETRIQ. There was no statistically significant difference in overall survival between the treatment arms at the planned interim analysis.

Postmarketing Commitments
In connection with the approval of COMETRIQ for the treatment of progressive, metastatic MTC, we are required to provide the analysis of mature overall survival data from the EXAM trial when the required 217 events (deaths) have occurred. We currently expect the overall survival analysis of EXAM to occur in 2014.
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
Commercialization
COMETRIQ became commercially available in the United States in January 2013 and is being marketed in the United States principally through a small internal commercial team with relevant expertise in the promotion, distribution and reimbursement of oncology drugs. Effective October 29, 2013, the wholesale acquisition cost of COMETRIQ is $10,395 for a 28-day supply. COMETRIQ has been flat priced, meaning each dosage strength is priced the same. We currently estimate that there are between 500 and 700 first and second line metastatic MTC patients diagnosed in the United States each year who will be eligible for COMETRIQ.
We have scaled our commercial organization so that it is commensurate with the size of the market opportunity for progressive, metastatic MTC. We have also designed our commercial organization to maintain flexibility, and to enable us to quickly scale up if additional indications are approved in the future. We believe we have created an efficient commercial organization, taking advantage of outsourcing options where prudent to maximize the effectiveness of our commercial expenditures.
To help ensure that all eligible progressive, metastatic MTC patients have appropriate access to COMETRIQ, we have established a comprehensive reimbursement and support program called Exelixis Access Services. Through Exelixis Access Services, we: provide co-pay assistance to qualified, commercially insured patients to help minimize out-of-pocket costs; provide free drug to uninsured patients who meet certain clinical and financial criteria; and make contributions to an independent co-pay assistance charity to help patients who don’t qualify for our co-pay assistance program. In addition, Exelixis Access Services is designed to provide comprehensive reimbursement support services, such as prior authorization support, benefits investigation, and if needed, appeals support.
COMETRIQ is distributed in the United States exclusively through Diplomat Specialty Pharmacy, an independent specialty pharmacy that allows for efficient delivery of the medication by mail directly to patients.
To further support appropriate utilization of COMETRIQ, our Medical Affairs department is responsible for responding to physician inquiries with appropriate scientific and medical education and information.
EMA Marketing Authorization Application for COMETRIQ
In December 2013, the CHMP issued a positive opinion on the MAA, submitted to the EMA, for COMETRIQ for the proposed indication of progressive, unresectable, locally advanced, or metastatic MTC. The CHMP’s positive opinion will be reviewed by the European Commission, which has the authority to approve medicines for the European Union.
COMETRIQ received orphan drug designation in the European Union from the Committee for Orphan Medicinal Products for the treatment of MTC in February 2009.
During 2013, we entered into an agreement with a term ending on December 31, 2015, with Swedish Orphan Biovitrum, or Sobi, to support the distribution and commercialization of COMETRIQ for the approved MTC indication primarily in the European Union and potentially other countries in the event that COMETRIQ is approved for commercial sale in such jurisdictions. No other indication is covered by this agreement, and we maintain full commercial rights with respect to COMETRIQ in MTC outside the covered territory and for all other indications on a global basis. Under the terms of the agreement, we will continue to be responsible for regulatory approvals in the covered territory. Our payments to Sobi include certain pre-determined fixed fees as well as potential performance-based milestones related to the commercialization of the product in the covered territory. We have the ability to terminate the agreement at will at any time upon payment of certain pre-determined fees.

Named Patient Use Program
Through our agreement with Sobi, we have established the infrastructure to make COMETRIQ available under a named patient use, or NPU, program in countries of the European Union and in other regions outside of the United States. An NPU program provides access to drugs unapproved in that country, but approved elsewhere, for a single patient or a group of patients in a particular country.
Cabozantinib Development Program
We believe that cabozantinib’s broad clinical profile is attractive and will allow commercial differentiation, assuming regulatory approval. The cabozantinib clinical development program is currently comprised of a total of a broad array of trials, including five pivotal studies. A portion of these trials are being conducted through our own internal development efforts and are funded by us, and the remainder are being conducted through our CRADA with NCI-CTEP and our IST program. The most advanced clinical program for cabozantinib beyond progressive, metastatic MTC are focused on the treatment of metastatic CRPC, metastatic RCC and advanced HCC. We expect to expand the cabozantinib development program to other tumor indications based on encouraging interim data that have emerged from our randomized discontinuation trial, or RDT, as well as other clinical trials. Objective tumor responses have been observed in patients treated with cabozantinib in 15 individual tumor types investigated in phase 1 and 2 clinical trials to date, reflecting the broad potential clinical activity and commercial opportunity of this product candidate. In addition to activity against bone and soft tissue lesions in patients with CRPC, we have also observed resolution of metastatic bone lesions on bone scan in patients with metastatic breast cancer and melanoma in the RDT, in patients with RCC and patients with differentiated thyroid cancer in a phase 1 clinical trial, and in patients with bladder cancer in an NCI-CTEP-sponsored phase 2 clinical trial. To support the future development of cabozantinib, our Medical Affairs department is responsible for responsible for responding to physician inquiries with appropriate scientific and medical education and information, preparing scientific presentations and publications, and overseeing the process for ISTs. It is a priority for us to continue to evaluate cabozantinib across a broad range of tumor types, including non-small cell lung cancer, or NSCLC, ovarian cancer, melanoma, breast cancer, differentiated thyroid cancer and others, to support further prioritization of our clinical and commercial options. In addition, postmarketing requirements in connection with the approval of COMETRIQ in progressive, metastatic MTC dictate that we conduct additional studies related to dosing in progressive, metastatic MTC, pharmacokinetics, carcinogenicity, mutagenicity and teratogenicity of COMETRIQ as more fully described above under “--Postmarketing Commitments.”
CRPC
Exelixis has implemented a focused clinical strategy to investigate cabozantinib in a comprehensive development program for CRPC that could potentially lead to a product that can effectively compete in the CRPC marketplace. Interim data from our RDT suggest that cabozantinib has novel activity against bone and soft tissue lesions in patients with CRPC. Updated interim data from docetaxel-pretreated patients with metastatic CRPC and bone metastases treated with cabozantinib in an ongoing non-randomized expansion, or NRE, cohort of the RDT, reported at the American Society of Clinical Oncology Annual Meeting, or ASCO, in June 2013, showed a median overall survival of 10.8 months. A retrospective analysis of the updated interim data also showed that early responses in bone scan, circulating tumor cell levels and pain were associated with longer median overall survival as compared to non-responders.
In addition, interim data demonstrated that CRPC patients with bone metastases and bone pain at baseline experienced alleviation of pain, were able to reduce or discontinue narcotic medication and experienced a reduction in circulating tumor cell count. Lower starting doses of cabozantinib have been evaluated in the NRE cohort of CRPC patients treated at a daily dose of 40 mg, and in a dose-ranging study in CRPC patients conducted through an IST. Interim data from this NRE reported at the European Society for Medical Oncology, or ESMO, Annual Meeting in September 2012 suggest that the 40 mg daily dose has similar clinical activity to the 100 mg daily dose NRE cohort for key parameters, including reduction of metastatic bone and soft tissue disease, and reduction of bone pain and narcotic use, with an apparent improvement in tolerability compared to the 100 mg dose cohort. Interim data from the 40 mg cohort of the dose-ranging IST reported at ASCO in June 2012 had demonstrated similar clinical activity.
COMET Pivotal Trials. Two phase 3 pivotal trials, COMET-1 (CabOzantinib MET Inhibition CRPC Efficacy Trial-1) and COMET-2, were designed to provide an opportunity to clinically and commercially differentiate cabozantinib as an oncology agent with a potentially beneficial impact on overall survival, pain, and narcotic usage. We initiated the COMET-1 trial with an overall survival endpoint in May 2012 and we initiated the COMET-2 trial with a pain palliation endpoint in December 2011. In September 2013, COMET-1 reached its enrollment target of 960 patients. We currently believe that the top-line results from the COMET-1 and COMET- 2 trials will be available in 2014.

COMET-1 is a double-blinded study comparing cabozantinib and prednisone that includes up to 280 international sites. The trial is designed to enroll 960 patients with CRPC that is metastatic to the bone and who have failed prior docetaxel therapy and have also failed prior abiraterone and/or enzalutamide therapies. There is no limit to the number, order or type of prior treatments. Patients are being randomized 2:1 to receive cabozantinib (60 mg daily, N=640) or prednisone (5 mg twice daily, N=320). Each arm is also receiving placebo to account for the once-daily versus twice-daily dosing regimens of cabozantinib and prednisone, respectively. The trial has 90% power to detect a 25% reduction in the risk of death (HR = 0.75). The final analysis will be event driven, with 578 events (deaths) required. A single interim analysis is planned after 387 events. The secondary endpoint is bone scan response as assessed by an independent radiology facility.
COMET-2 is a double-blinded study comparing cabozantinib and mitoxantrone/prednisone designed to enroll 246 patients with CRPC that is metastatic to the bone, who are suffering from moderate to severe bone pain despite optimized narcotic medication, and who have failed prior docetaxel therapy and have also failed prior abiraterone and/or enzalutamide therapies. The trial is being conducted in English-speaking regions, including the United States, Canada, Australia, and the United Kingdom. Patients are being randomized 1:1 to receive either cabozantinib or mitoxantrone/prednisone. Alleviation of bone pain will be determined by comparing the percentage of patients in the two treatment arms who achieve a pain response at Week 6 that is confirmed at Week 12. The trial design assumes that 25% of patients in the cabozantinib arm will have a pain response while 8% of patients in the mitoxantrone/prednisone arm will have a pain response. Prior to randomization, patients will undergo a period during which their pain medication is optimized using one long acting narcotic medication and one immediate release narcotic medication. This optimization follows a standard approach defined in the National Comprehensive Cancer Network guidelines. Patients in the cabozantinib arm will be dosed at 60 mg per day until the patient no longer receives clinical benefit. The definition of a responder with respect to the bone pain endpoint is a greater than or equal to 30% decrease from baseline in the average of the daily worst pain intensity collected over seven days in Week 6 and confirmed in Week 12, with neither a concomitant increase in average daily dose of any narcotic pain medication, nor addition of any new narcotic pain medication. Overall survival will be a secondary endpoint of the COMET-2 trial. The trial will be deemed successful if the primary endpoint of statistically significant pain improvement is met and the overall survival analysis does not show an adverse impact on overall survival in the cabozantinib arm.
Combination Trials. In December 2013 we initiated a phase 2 clinical trial evaluating cabozantinib in combination with abiraterone and prednisone versus abiraterone and prednisone in patients with CRPC that is metastatic to the bone who have not been treated with chemotherapy. The trial will compare abiraterone and prednisone to abiraterone and prednisone in combination with one of the three cabozantinib doses: 40 mg daily, 20 mg daily or 20 mg every other day. The primary endpoint for the randomized, open-label trial is radiographic PFS. The trial is expected to enroll 280 chemotherapy-naïve CRPC patients who have bone metastases and will be conducted at approximately 50 sites in North America. In addition to evaluating radiographic PFS, the trial includes pre-specified outcome measures of safety and tolerability, pharmacokinetics of cabozantinib in combination with abiraterone, overall survival, and bone scan response by computer-aided detection.
We are also planning to initiate a phase 1b clinical trial evaluating cabozantinib in combination with enzalutamide in patients with metastatic CRPC who have not received prior enzalutamide therapy or chemotherapy.
RCC
METEOR (Metastatic RCC Phase 3 Study Evaluating Cabozantinib vs. Everolimus), a phase 3 pivotal trial comparing cabozantinib to everolimus in patients with metastatic RCC who have experienced disease progression following treatment with at least one prior VEGFR TKI, was initiated in May 2013. The trial is designed to enroll 650 patients at approximately 200 sites. Patients are being stratified based on the number of prior VEGFR-TKI therapies received and commonly applied RCC risk criteria. Patients are being randomized 1:1 to receive 60 mg of cabozantinib daily or 10 mg of everolimus daily, and no cross-over will be allowed between the study arms. The primary endpoint for METEOR is PFS, and the secondary endpoints are overall survival and objective response rate.
HCC
CELESTIAL (Cabozantinib Phase 3 Controlled Study In Hepatocellular Carcinoma), a phase 3 pivotal trial comparing cabozantinib with placebo in patients with advanced HCC who have previously been treated with sorafenib was initiated in September 2013. The trial is designed to enroll 760 patients at approximately 200 sites. Patients are being randomized 2:1 to receive 60 mg of cabozantinib daily or placebo. The primary endpoint for CELESTIAL is overall survival, and the secondary endpoints include objective response rate and PFS.

NSCLC
We are planning to conduct a single arm trial in patients with NSCLC who are positive for a RET fusion gene. The trial will enroll approximately 100 patients, and objective response rate will be the primary endpoint. Additionally, we will include exploratory cohorts of patients with other relevant molecular alterations targeted by cabozantinib.
Other Cancer Indications
We are also evaluating the potential initiation of pivotal trials in other tumor types. We believe the potential initiation of pivotal trials in other tumor types may increase the value of the cabozantinib franchise, accelerate potential revenues, and spread the development and commercialization risk for cabozantinib across multiple opportunities. We have launched two initiatives to expand the cabozantinib development program beyond our internal development efforts: our CRADA with NCI-CTEP and our IST program.
We entered into our CRADA with NCI-CTEP in November 2011. The proposed clinical trials approved to date under the CRADA include the following:

•
Phase 2 clinical trials to help prioritize future pivotal trials of cabozantinib in disease settings where there is substantial unmet medical need and in which cabozantinib has previously demonstrated clinical activity, consisting of randomized phase 2 clinical trials in first line renal cell carcinoma, platinum-resistant or -refractory ovarian cancer, ocular melanoma and second line/third line NSCLC.

•
Additional phase 2 clinical trials to explore cabozantinib’s potential utility in other tumor types, including endometrial cancer, bladder cancer, sarcomas, second line NSCLC and second line differentiated thyroid cancer. Positive results in these indications could lead to further study in randomized phase 2 or phase 3 clinical trials.

•
Additional phase 1 clinical trials to further evaluate cabozantinib, consisting of a trial evaluating cabozantinib in combination with docetaxel in CRPC patients, a trial exploring the utility of combining cabozantinib with vemurafenib, a BRAF inhibitor, in patients with BRAF-mutated melanoma, a trial to evaluate the safety and pharmacokinetics of cabozantinib in pediatric patients, and a trial of cabozantinib in patients with advanced solid tumors and human immunodeficiency virus.

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
We launched the IST program in October 2010, and it has already provided important interim data through the dose-ranging study in CRPC patients described above. These data were important for dose selection in the COMET pivotal trial program. Cabozantinib is being evaluated in a variety of ISTs. Currently there is one completed IST, 18 ongoing ISTs, 11 studies undergoing activation, and we expect to continue to consider additional IST proposals for the foreseeable future.
Cobimetinib Collaboration
In December 2006, we entered into a worldwide co-development agreement with Genentech for the development and commercialization of cobimetinib. Cobimetinib is a potent, highly selective inhibitor of MEK, a serine/threonine kinase that is a component of the RAS/RAF/MEK/ERK pathway. This pathway mediates signaling downstream of growth factor receptors, and is prominently activated in a wide variety of human tumors. In preclinical studies, oral dosing of cobimetinib resulted in potent and sustained inhibition of MEK in RAS- or BRAF-mutant tumor models. Exelixis discovered cobimetinib internally and advanced the compound to investigational new drug, or IND, status.
Genentech paid upfront and milestone payments of $25.0 million in December 2006 and $15.0 million in January 2007 upon signing of the co-development agreement and with the submission of the IND for cobimetinib. Under the terms of the agreement, we were responsible for developing cobimetinib through the end of a phase 1 clinical trial, and Genentech had the option to co-develop cobimetinib, which Genentech could exercise after receipt of certain phase 1 data from us. In March 2008, Genentech exercised its option, triggering a payment to us of $3.0 million, which we received in April 2008. We were responsible for the phase 1 clinical trial until the point that a maximum tolerated dose, or MTD, was determined. After MTD was determined, we granted to Genentech an exclusive worldwide revenue-bearing license to cobimetinib in March 2009, at which point Genentech became responsible for completing the phase 1 clinical trial and subsequent clinical development. We received an additional $7.0 million payment in March 2010.

Preliminary results from BRIM7, an ongoing phase 1b dose escalation study conducted by Roche and Genentech of the BRAF inhibitor vemurafenib in combination with cobimetinib in patients with locally advanced/unresectable or metastatic melanoma carrying a BRAFV600 mutation were presented at the 2012 ESMO Annual Meeting. Updated data from BRIM7 reported at the European Cancer Congress 2013 suggest that the preliminary safety profile and activity of the investigational combination of cobimetinib and vemurafenib are encouraging in BRAF inhibitor-naïve patients. Although the phase 1b dose escalation study was designed to evaluate the safety and tolerability of cobimetinib in combination with vemurafenib, objective responses (comprising complete or partial responses) were observed in 85% of the patients who had not been previously treated with a BRAF inhibitor.
As disclosed on ClinicalTrials.gov (NCT01689519), a multicenter, randomized, double-blind, placebo-controlled phase 3 clinical trial evaluating the combination of cobimetinib with vemurafenib versus vemurafenib in previously untreated BRAFV600 mutation positive patients with unresectable locally advanced or metastatic melanoma was initiated on November 1, 2012. On January 14, 2013, we received notice from Genentech that the first patient was dosed in this phase 3 pivotal trial. Roche and Genentech have provided guidance that they expect top-line data from this trial in 2014.
In addition, as disclosed on ClinicalTrials.gov, on the basis of strong scientific rationale and encouraging preclinical data, Genentech is initiating the following new clinical trials of cobimetinib in combination with other agents under the agreement:

•
A Phase 1b, Open-Label, Dose-Escalation Study of the Safety, Tolerability, and Pharmacokinetics of MEHD7945A and Cobimetinib in Patients with Locally Advanced or Metastatic Solid Tumors with Mutant KRAS (NCT01986166);

•
A Phase 1b, Open-Label Study Evaluating the Safety, Tolerability, and Pharmacokinetics of Onartuzumab in Combination with Vemurafenib and/or Cobimetinib in Patients with Advanced Solid Malignancies (NCT01974258); and

•	A Phase 1b Study of the Safety and Pharmacology of MPDL3280A Administered with Cobimetinib in Patients with Locally Advanced or Metastatic Solid Tumors (NCT01988896).
Under the terms of our agreement with Genentech, we are entitled to an initial equal share of U.S. profits and losses for cobimetinib, which will decrease as sales increase, and will share equally in the U.S. marketing and commercialization costs. The profit share has multiple tiers—we are entitled to 50% of profits from the first $200 million of U.S. actual sales, decreasing to 30% of profits from U.S. actual sales in excess of $400 million. We are entitled to low double-digit royalties on ex-U.S. net sales. In November 2013, we exercised our option to co-promote in the U.S. We will provide up to 25% of the total sales force for cobimetinib in the U.S. if commercialized, and will call on customers and otherwise engage in promotional activities using that sales force, consistent with the terms of the co-development agreement and a co-promotion agreement to be entered into by the parties. If Genentech terminates the co-development agreement without cause, all licenses that were granted to Genentech under the agreement terminate and revert to us. Additionally, we would receive, subject to certain conditions, licenses from Genentech to research, develop and commercialize reverted product candidates.
Other Collaborations
We have established collaborations with other leading pharmaceutical and biotechnology companies, including GlaxoSmithKline, Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Sanofi, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo Company Limited, or Daiichi Sankyo, for various compounds and programs in our portfolio. Pursuant to these collaborations, we have out-licensed compounds or programs to a partner for further development and commercialization, have no further development cost obligations related to such compounds or programs and may be entitled to receive contingent payments and royalties or a share of profits from commercialization. Several of these out-licensed compounds are in multiple phase 2 studies. These partnered compounds could potentially be of significant value to us if their development progresses successfully.
With respect to these partnered compounds, we are eligible to receive potential contingent payments under our collaborations totaling approximately $2.4 billion in the aggregate on a non-risk adjusted basis, of which approximately 10% are related to clinical development milestones, approximately 41% are related to regulatory milestones and approximately 49% are related to commercial milestones, all to be achieved by the various licensees.
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
GlaxoSmithKline continues to develop foretinib (XL880), and as disclosed on ClinicalTrials.gov, is currently recruiting patients into phase 1/2 trials studying the activity of foretinib in metastatic breast cancer both as a single agent (NCT01147484) and in combination with lapatinib (NCT01138384), and in NSCLC as a single agent and in combination with erlotinib (NCT02034097).
The $85.0 million loan we received from GlaxoSmithKline was repayable in three annual installments. We paid the final installment of principal and accrued interest under the loan in shares of our common stock on October 27, 2011, and GlaxoSmithKline subsequently released its related security interest in certain of our patents.
Bristol-Myers Squibb
ROR Collaboration Agreement
In October 2010, we entered into a worldwide collaboration with Bristol-Myers Squibb pursuant to which each party granted to the other certain intellectual property licenses to enable the parties to discover, optimize and characterize ROR antagonists that may subsequently be developed and commercialized by Bristol-Myers Squibb. In November 2010, we received a nonrefundable upfront cash payment of $5.0 million from Bristol-Myers Squibb. Additionally, for each product developed by Bristol-Myers Squibb under the collaboration, we will be eligible to receive payments upon the achievement by Bristol-Myers Squibb of development and regulatory milestones of up to $255.0 million in the aggregate and commercialization milestones of up to $150.0 million in the aggregate, as well as royalties on commercial sales of any such products. The collaboration agreement was amended and restated in April 2011 in connection with an assignment of patents to a wholly-owned subsidiary.
Under the terms of the collaboration agreement, we were responsible for activities related to the discovery, optimization and characterization of the ROR antagonists during the collaborative research period. In July 2011, we earned a $2.5 million milestone payment for achieving certain lead optimization criteria. The collaborative research period began on October 8, 2010 and ended on July 8, 2013. Since the end of the collaborative research period, Bristol-Myers Squibb has and will continue to have sole responsibility for any further research, development, manufacture and commercialization of products developed under the collaboration and will bear all costs and expenses associated with those activities.
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
LXR Collaboration
In December 2005, we entered into a collaboration agreement with Bristol-Myers Squibb for the discovery, development and commercialization of novel therapies targeted against LXR, a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. This agreement became effective in January 2006, at which time we granted Bristol-Myers Squibb an exclusive worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR, including BMS-852927 (XL041). During the research term, we jointly identified drug candidates with Bristol-Myers Squibb that were ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by Bristol-Myers Squibb, Bristol-Myers Squibb agreed to be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and sales/marketing activities for the selected drug candidate. We do not have rights to reacquire the drug candidates selected by Bristol-Myers Squibb. The research term expired in January 2010 and we transferred the technology to Bristol-Myers Squibb in 2011 to enable it to continue the LXR program. BMS has terminated development of XL041 and we have been advised that BMS is continuing additional preclinical research on the program. The collaboration agreement was amended and restated in April 2011 in connection with an assignment of patents to a wholly-owned subsidiary.
Under the collaboration agreement, Bristol-Myers Squibb paid us a nonrefundable upfront cash payment in the amount of $17.5 million and was obligated to provide research and development funding of $10.0 million per year for an initial research period of two years. In September 2007, the collaboration was extended at Bristol-Myers Squibb’s request through January 12, 2009, and in November 2008, the collaboration was further extended at Bristol-Myers Squibb’s request through January 12, 2010. Under the collaboration agreement, Bristol-Myers Squibb is required to pay us contingent amounts associated with development and regulatory milestones of up to $138.0 million per product for up to two products from the collaboration. In addition, we are also entitled to receive payments associated with sales milestones of up to $225.0 million and royalties on sales of any products commercialized under the collaboration. In connection with the extension of the collaboration through January 2009 and subsequently through January 2010, Bristol-Myers Squibb paid us additional research funding of approximately $7.7 million and approximately $5.8 million, respectively. In December 2007, we received $5.0 million in connection with the achievement by Bristol-Myers Squibb of a development milestone with respect to BMS-852927 (XL041).
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
Under the license agreement, Sanofi received a worldwide exclusive license to SAR245408 (XL147) and SAR245409 (XL765), which are in phase 1, phase 1b/2 and phase 2 clinical trials, and has sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities. Sanofi is responsible for funding all development activities with respect to SAR245408 (XL147) and SAR245409 (XL765), including our activities. Following the effectiveness of the license agreement, we conducted the majority of the clinical trials for SAR245408 (XL147) and SAR245409 (XL765) at the expense of Sanofi. As provided for under the license agreement, however, the parties transitioned all development activities for these compounds to Sanofi in 2011. As disclosed on ClinicalTrials.gov, SAR245408 (XL147) is currently being studied in a clinical trial evaluating pharmacokinetics of a tablet formulation in patients with solid tumors or lymphoma (NCT01943838). As disclosed on ClinicalTrials.gov, SAR245409 (XL765) is currently being studied in clinical trials in patients with lymphoma either as a single agent (NCT01403636) or in combination with bendamustine and/or rituximab (NCT01410513). In addition SAR245409 (XL765) is being studied in combination with a MEK inhibitor in patients with locally advanced or metastatic solid tumors (NCT01390818).
We will be eligible to receive contingent payments associated with development, regulatory and commercial milestones under the license agreement of $745.0 million in the aggregate, as well as royalties on sales of any products commercialized under the license.
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
In December 2011, we and Sanofi entered into an agreement pursuant to which the parties terminated the discovery collaboration agreement and released each other from any potential liabilities arising under the collaboration agreement prior to effectiveness of the termination in December 2011. Each party retains ownership of the intellectual property that it generated under the collaboration agreement, and we granted Sanofi covenants not-to-enforce with respect to certain of our intellectual property rights. The termination agreement also provided that Sanofi would make a payment to us of $15.3 million, which we received in January 2012. If either party or its affiliate or licensee develops and commercializes a therapeutic product containing an isoform-selective PI3K inhibitor that arose from such party’s work (or was derived from such work) under the collaboration agreement, then such party will be obligated to pay royalties to the other party based upon the net sales of such products. The termination agreement provides that Sanofi will make a one-time payment to us upon the first receipt by Sanofi or its affiliate or licensee of marketing approval for the first therapeutic product containing an isoform-selective PI3K inhibitor that arose from Sanofi’s work (or was derived from such work) under the collaboration agreement.
Merck
In December 2011, we entered into an agreement with Merck pursuant to which we granted Merck an exclusive worldwide license to our PI3K-delta, or PI3K-d, program, including XL499 and other related compounds. Pursuant to the terms of the agreement, Merck has sole responsibility to research, develop, and commercialize compounds from our PI3K-d program. The agreement became effective in December 2011.
Merck paid us an upfront cash payment of $12.0 million in January 2012 in connection with the agreement. We will be eligible to receive payments associated with the successful achievement of potential development and regulatory milestones for multiple indications of up to $239.0 million. We will also be eligible to receive payments for combined sales performance milestones and royalties on net-sales of products emerging from the agreement. Contingent payments associated with milestones achieved by Merck and royalties are payable on compounds emerging from our PI3K-d program or from certain compounds that arise from Merck’s internal discovery efforts targeting PI3K-d during a certain period.
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
Daiichi Sankyo paid us a nonrefundable upfront payment in the amount of $20.0 million and was obligated to provide research and development funding of $3.8 million over a 15-month research term. In June 2007, our collaboration agreement with Daiichi Sankyo was amended to extend the research term by six months over which Daiichi Sankyo was required to provide $1.5 million in research and development funding. In November 2007, the parties decided not to further extend the research term. For each product from the collaboration, we are also entitled to receive payments upon attainment of pre-specified development, regulatory and commercialization milestones. In December 2010, we received a milestone payment of $5.0 million in connection with an IND filing made by Daiichi Sankyo for CS-3150 (XL550) and, in August 2012, we received a milestone of $5.5 million in connection with the initiation of a phase 2 clinical trial for CS-3150 (XL550). We are eligible to receive additional development, regulatory and commercialization milestones of up to $145.0 million. In addition, we are also entitled to receive royalties on any sales of certain products commercialized under the collaboration. Daiichi Sankyo may terminate the agreement upon 90 days’ written notice in which case Daiichi Sankyo’s payment obligations would cease, its license relating to compounds that modulate MR would terminate and revert to us and we would receive, subject to certain terms and conditions, licenses from Daiichi Sankyo to research, develop and commercialize compounds, that were discovered under the collaboration.
Manufacturing and Distribution
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
Our multi-step supply chain for the manufacture and distribution of COMETRIQ consists of several suppliers located in multiple countries. Raw materials required for the production of the API are generally sourced from multiple third-party suppliers. Contract manufacturers in Europe and North America convert these raw materials into API for clinical and commercial purposes, respectively. We use a single third party to manufacture drug product for clinical purposes. We use a different third party to manufacture drug product and package and to label the finished product for commercial purposes. We use a single third party logistics provider to handle shipping and warehousing of our commercial supply of COMETRIQ in the United States and a single specialty pharmacy to dispense COMETRIQ to patients in fulfillment of prescriptions. We will also rely on a third party, Sobi, to distribute and commercialize COMETRIQ for the treatment of metastatic MTC in the European Union in the event that COMETRIQ is approved for commercial sale in such jurisdictions. Sobi is currently supporting access to cabozantinib under an NPU program in the European Union and other regions outside of the United States.
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

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called phase 4 studies may be made a condition to be satisfied after a drug receives approval. Failure to satisfy such postmarketing commitments can result in FDA enforcement action, up and to including withdrawal of NDA approval. The results of phase 4 studies can confirm the effectiveness of a product candidate and can provide important safety information to augment the FDA’s adverse drug reaction reporting system. The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA, or as part of an NDA supplement. The submission of an NDA or NDA supplement requires payment of a substantial User Fee to FDA. The FDA may convene an advisory committee to provide clinical insight on NDA review questions. The FDA may deny approval of an NDA or NDA supplement by way of a Complete Response letter if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA or NDA supplement does not satisfy the criteria for approval. An NDA may be approved with significant restrictions on its labeling, marketing and distribution under a Risk Evaluation and Mitigation Strategy. Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these postmarketing programs.
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
The United States Orphan Drug Act promotes the development of products that demonstrate promise for the diagnosis and treatment of diseases or conditions that affect fewer than 200,000 people in the United States. Upon FDA receipt of Orphan Drug Designation, the sponsor is eligible for tax credits of up to 50% for qualified clinical trial expenses, the ability to apply for annual grant funding, waiver of Prescription Drug User Fee Act application fee, and upon approval, the potential for seven years of market exclusivity for the orphan-designated product for the orphan-designated indication.
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
Healthcare Regulation
Federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, are also applicable to our business. If we fail to comply with those laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected. The laws that may affect our ability to operate include: the federal Anti‑Kickback Statute, which prohibits soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; and federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third‑party payers that are false or fraudulent. State law equivalents of each of the above federal laws, many of which differ from each other in significant ways and may not have the same effect, further complicate compliance efforts.

Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who are expected to prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology and Clinical Health Act, or HIPPA. Although we are not directly subject to HIPPA, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business. International laws, such as the EU Data Privacy Directive (95/46/EC) and Swiss Federal Act on Data Protection, regulate the processing of personal data within Europe and between European countries and the United States. Failure to provide adequate privacy protections and maintain compliance with safe harbor mechanisms could jeopardize business transactions across borders and result in significant penalties.
There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. In addition, beginning in 2014, a similar federal requirement will require manufacturers to track and report to the federal government certain payments made to physicians and teaching hospitals made in the previous calendar year. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state, and soon federal, authorities.
Reimbursement
Sales of COMETRIQ and any future products of ours will depend, in part, on the extent to which their costs will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products, when available. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our product revenue and results. If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the PPACA, enacted in March 2010, is expected to have a significant impact on the health care industry. The PPACA is expected to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the PPACA is expected to, among other things, expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. We cannot predict the full impact of the PPACA on our operations, as many of PPACA’s reforms require the promulgation of detailed regulations implementing the statutory provisions, which has not yet occurred. In June 2012, the U.S. Supreme Court upheld the constitutionality of the PPACA, except that the Court held unconstitutional the provision of PPACA authorizing the Secretary of the U.S. Department of Health and Human Services to withdraw all of a state’s Medicaid funding if the state declines to participate in the PPACA’s expansion of Medicaid eligibility. Yet, some states have indicated that they intend to not implement certain sections of the PPACA, and some members of the U.S. Congress are still working to repeal the PPACA. As a result, the PPACA and/or certain of its provisions may be modified or eliminated by future legislation or litigation.
In addition, in some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow the price structures of the United States and generally tend to be priced significantly lower.
Competition
There are many companies focused on the development of small molecules and antibodies for cancer. Our competitors and potential competitors include major pharmaceutical and biotechnology companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Many of our competitors and potential competitors have significantly more financial, technical and other resources than we do, which may allow them to have a competitive advantage.
We believe that our ability to successfully compete will depend on, among other things:

•	efficacy, safety and reliability of COMETRIQ (cabozantinib);

•	timing and scope of regulatory approval;

•	the speed at which we develop cabozantinib for the treatment of additional tumor types beyond progressive, metastatic MTC;

•	our ability to complete preclinical testing and clinical development and obtain regulatory approvals for cabozantinib;

•	our ability to manufacture and sell commercial quantities of COMETRIQ (cabozantinib) to the market;

•	our ability to successfully commercialize COMETRIQ (cabozantinib) and secure reimbursement in approved indications;

•	product acceptance by physicians and other health care providers;

•	quality and breadth of our technology;

•	skills of our employees and our ability to recruit and retain skilled employees;

•	protection of our intellectual property; and

•	the availability of substantial capital resources to fund development and commercialization activities.
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
We believe that if cabozantinib is approved for the treatment of the indications for which we currently have ongoing phase 3 pivotal trials, its potential principal competition in such indications may include the following:

•
CRPC: Bayer’s alpha-pharmaceutical (radium 223); Janssen Biotech’s CYP17 inhibitor abiraterone; Medivation’s androgen receptor inhibitor enzalutamide; and chemotherapeutic agents, including Sanofi’s cabazitaxel and generic docetaxel;

•	RCC: Pfizer’s axitinib, sunitinib and temsirolimus; Novartis’ everolimus; Bayer’s and Onyx Pharmaceuticals’ sorafenib; GlaxoSmithKline’s pazopanib; and Genentech’s bevacizumab; and

•	HCC: Bayer’s and Onyx Pharmaceuticals’ sorafenib; Bayer’s regorafenib; ImClone System’s ramucirumab; and ArQule’s tivantinib.

Examples of potential competition for cabozantinib in other cancer indications include: other VEGF pathway inhibitors, including Genentech’s bevacizumab; other RET inhibitors including Eisai’s lenvatinib; and other MET inhibitors, including Amgen’s AMG 208, Pfizer’s crizotinib, ArQule’s tivantinib, GlaxoSmithKline’s foretinib (XL880) and Genentech’s onartuzumab.
Research and Development Expenses
Research and development expenses consist primarily of personnel expenses, laboratory supplies, consulting and facilities costs. Research and development expenses were $178.8 million for the year ended December 31, 2013, compared to $128.9 million for the year ended December 31, 2012 and $156.8 million for the year ended December 31, 2011.
Revenues
In 2013, we derived 52% and 45% of our revenues from Bristol-Myers Squibb and Diplomat Specialty Pharmacy, respectively. We operate as a single business segment and have operations solely in the United States. Information regarding total revenues, net loss and total assets is set forth in our financial statements included in Item 8 of this Form 10-K.
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
Employees
As of December 31, 2013, we had 227 full-time employees worldwide, 61 of whom held Ph.D. and/or M.D. degrees, most of whom were engaged in full-time research and development activities. None of our employees are represented by a labor union, and we consider our employee relations to be good.
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
We may need to raise additional capital to:

•	fund our operations and clinical trials;

•	continue our research and development efforts; and

•	commercialize cabozantinib or any other future product candidates, if any such candidates receive regulatory approval for commercial sale; and

•
fund the U.S. marketing and commercialization costs for cobimetinib (GDC-0973/XL518) we are obligated to share under our collaboration with Genentech or any similar costs we are obligated to fund under collaborations we may enter into in the future.

As of December 31, 2013, we had $415.9 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $16.9 million, respectively, and short- and long-term unrestricted investments of $138.5 million and $144.3 million, respectively. We are required to maintain on deposit with Silicon Valley Bank or one of its affiliates short- and long-term unrestricted investments of $1.8 million and $81.9 million, respectively, pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, short- and long-term investments and product revenues will enable us to maintain our operations for a period of at least 12 months following the end of 2013. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

•	the progress and scope of the development and commercialization activities with respect to COMETRIQ® (cabozantinib);

•
repayment of our $287.5 million aggregate principal amount of the 4.25% convertible senior subordinated notes due 2019, or the 2019 Notes, that mature on August 15, 2019, unless earlier converted, redeemed or repurchased;

•
repayment of the $104.0 million principal amount outstanding as of the filing date of this report ($114.0 million principal amount was outstanding at December 31, 2013) of our secured convertible notes, or the Deerfield Notes, issued to entities affiliated with Deerfield Management Company, L.P., or Deerfield, for which will be required to make a mandatory prepayment on the Deerfield Notes in 2015 equal to 15% of certain revenues from collaborative arrangements (other than intercompany arrangements) received during the prior fiscal year, subject to a maximum prepayment amount of $27.5 million, and if we exercise our extension option for the Deerfield Notes, for which we may be subject to similar mandatory prepayment obligations in 2016, 2017 and 2018, in each case unless we are able to repay the Deerfield Notes with our common stock, which we are only able to do under specified conditions

•	repayment of our term loan and line of credit from Silicon Valley Bank, which had an outstanding balance at December 31, 2013, of $82.1 million;

•	the commercial success of COMETRIQ and the revenues we generate;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds or programs;

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including, in particular, with respect to COMETRIQ (cabozantinib)) that provide additional capital;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents, short- and long-term investments that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	our obligation to share U.S. marketing and commercialization costs for cobimetinib under our collaboration with Genentech;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost of any acquisitions of or investments in businesses, products and technologies.

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

We may need to obtain additional funding in order to stay in compliance with financial covenants contained in our loan and security agreement with Silicon Valley Bank. This agreement contains covenants or events of default requiring us to maintain specified collateral balances. The failure to comply with these covenants could result in an acceleration of the underlying debt obligations. If we are unable to remain in compliance with such covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.
We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.
We have incurred annual net losses since inception through the year ended December 31, 2013, with the exception of the fiscal year ended December 31, 2011. In 2011, we had net income primarily as a result of the acceleration of revenue recognized under our 2008 collaboration agreement with Bristol-Myers Squibb that terminated in October 2011 and under our 2009 discovery collaboration agreement with Sanofi that terminated in December 2011. We anticipate net losses and negative operating cash flow for the foreseeable future. For the year ended December 31, 2013, we had a net loss of $244.8 million; as of December 31, 2013, we had an accumulated deficit of $1.5 billion. We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013. From the commercial launch through December 31, 2013, we have generated $15.0 million in net revenues from the sale of COMETRIQ. We have derived substantially all of our revenues since inception from collaborative research and development agreements. Revenues from research and development collaborations depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ for progressive, metastatic MTC, license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues for each year other than 2011, and we expect to spend significant additional amounts to fund the continued development of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve future profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all.
Our significant level of indebtedness could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.
We incurred significant additional indebtedness and substantial debt service requirements as a result of our offering of the 2019 Notes in August 2012. As of December 31, 2013, our total consolidated indebtedness through maturity was $483.6 million (excluding trade payables). We may also incur additional indebtedness to meet future financing needs. If we incur additional indebtedness, it would increase our interest expense, leverage and operating and financial costs.
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

•
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes, including clinical trials, research and development, capital expenditures, working capital and other general corporate purposes;

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
Managing costs is a key element of our business strategy. Consistent with this element of our strategy, and as a consequence of our decision to focus our proprietary resources and development efforts on the late-stage development and commercialization of cabozantinib, between March 2010 and May 2013 we implemented five restructurings, which resulted in an aggregate reduction in headcount of 429 employees. We have recorded aggregate restructuring charges of $53.3 million from inception through December 31, 2013 in connection with the restructurings and anticipate that we will incur additional restructuring charges related to the exit of all or portions of certain of our buildings in South San Francisco, California. These charges will be recorded through the end of the building lease terms, the last of which ends in 2017.
As part of these restructurings, we have entered into sublease agreements for certain of our facilities in South San Francisco. We are still assessing our ability to sublease portions of our facilities in light of the workforce reductions as well as the potential for sublease income. Estimates for sublease income would require significant assumptions regarding the time required to contract with subtenants, the amount of idle space we would be able to sublease and potential future sublease rates. If we are able to vacate portions of our facilities, we would need to continue to update our estimate of the lease exit costs in our financial statements until we were able to negotiate an exit to the lease or negotiate a sublease for the remaining term of the lease.
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
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this report we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since December 31, 2013, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.

We may not achieve expected benefits as a result of changes to our corporate structure.
During 2013, we engaged in intercompany transactions with a newly established wholly-owned foreign subsidiary pursuant to which such subsidiary acquired the existing and future intellectual property rights to exploit cabozantinib in jurisdictions outside of the United States, and we may establish additional wholly-owned foreign subsidiaries in the future. We established this structure in anticipation of an increase in the international nature of our business activities and to reduce our overall effective tax rate through changes in how we develop and use our intellectual property and the structure of our international procurement and sales, including by entering into transfer-pricing arrangements that establish transfer prices for our intercompany transactions. One of our objectives is to achieve a reduction in our overall effective tax rate in the future as a result. There can be no assurance that the taxing authorities of the jurisdictions in which we determine to operate or to which we will otherwise be deemed to have sufficient tax nexus will not challenge the tax benefits that we expect to realize as a result of the new structure. In addition, future changes to U.S. or non-U.S. tax laws, including proposed legislation to reform U.S. taxation of international business activities, would negatively impact the anticipated tax benefits of the new structure. Any benefits to our tax rate will also depend on our ability to operate our business in a manner consistent with the new structure of our corporate organization and applicable taxing provisions, including by eliminating the amount of cash distributed to us by our subsidiaries. If the intended tax treatment is not accepted by the applicable taxing authorities, changes in tax law negatively impact the structure or we do not operate our business consistent with the new structure and applicable tax provisions, we may fail to achieve the financial efficiencies that we anticipate as a result of the changes to our corporate structure, and our future operating results and financial condition may be negatively impacted.
Risks Related to COMETRIQ(R) (cabozantinib)
We are dependent on the successful development and commercialization of COMETRIQ.
The success of our business is dependent upon the successful development and commercialization of COMETRIQ. As part of our strategy, we are dedicating substantially all of our proprietary resources to advance COMETRIQ as aggressively as possible. On November 29, 2012, the FDA approved COMETRIQ for the treatment of progressive, metastatic MTC in the United States and we commercially launched COMETRIQ in late January 2013. In December 2013, CHMP issued a positive opinion of the MAA, submitted to the EMA, for COMETRIQ for the proposed indication of progressive, unresectable, locally advanced, or metastatic MTC. The CHMP’s positive opinion will be reviewed by the European Commission, which has the authority to approve medicines for the European Union. We view the approval of COMETRIQ by the FDA for the treatment of progressive, metastatic MTC as a transitional event towards our objective of developing COMETRIQ into a major oncology franchise. Our ability to realize this objective or the value of our investment is contingent on, among other things, successful clinical development, regulatory approval and market acceptance of COMETRIQ. If we encounter difficulties in the development of COMETRIQ in other indications beyond progressive, metastatic MTC due to any of the factors discussed in this “Risk Factors” section or otherwise, or we do not receive regulatory approval in such indications or are unable to successfully commercialize COMETRIQ in progressive, metastatic MTC or such other indications if approved, we will not have the resources necessary to continue our business in its current form.
The commercial success of COMETRIQ will depend upon the degree of market acceptance of COMETRIQ among physicians, patients, health care payors, and the medical community.
Our ability to commercialize COMETRIQ for the treatment of progressive, metastatic MTC and potentially other indications, if approved, will be highly dependent upon the extent to which COMETRIQ gains market acceptance among physicians, patients, health care payors such as Medicare and Medicaid, and the medical community. If COMETRIQ does not achieve an adequate level of acceptance, we may not generate significant future product revenues, and we may not become profitable. The degree of market acceptance of COMETRIQ will depend upon a number of factors, including:

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
We have established a small internal commercial organization that we believe is commensurate with the size of the market opportunity for progressive, metastatic MTC. We have also designed our commercial organization to maintain flexibility, and to enable us to quickly scale up if additional indications are approved in the future. We believe we have created an efficient commercial organization, taking advantage of outsourcing options where prudent to maximize the effectiveness of our commercial expenditures. However, we may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution necessary to successfully market and sell COMETRIQ. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Such expenses may be disproportional compared to the revenues we may be able to generate on sales of COMETRIQ and have an adverse impact on our results of operations. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenues and our business may be adversely affected.
We currently rely on a single third party logistics provider to handle shipping and warehousing of our commercial supply of COMETRIQ and a single specialty pharmacy to dispense COMETRIQ to patients in fulfillment of prescriptions in the United States. We will also rely on a third party, Sobi, to distribute and commercialize COMETRIQ for the treatment of metastatic MTC primarily in the European Union and potentially other countries in the event that COMETRIQ is approved for commercial sale in those jurisdictions. Sobi is currently supporting access to cabozantinib under a NPU program in the European Union and other regions outside of the United States. Our current and anticipated future dependence upon these or other third parties may adversely affect our future profit margins and our ability to supply COMETRIQ to the marketplace on a timely and competitive basis. For example, if our third party logistics provider’s warehouse suffers a fire or damage from another type of disaster, the commercial supply of COMETRIQ could be destroyed, resulting in a disruption in our commercialization efforts. These or other third parties may not be able to provide services in the time we require to meet our commercial timelines and objectives or to meet regulatory requirements. We may not be able to maintain or renew our arrangements with third parties, or enter into new arrangements, on acceptable terms, or at all. Third parties could terminate or decline to renew our arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for logistics services or distribution of COMETRIQ on acceptable terms, our commercialization efforts may be delayed or otherwise adversely affected.
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

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;

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

In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we, or our officers or employees, may be subject to penalties, including civil and criminal penalties, damages, fines, withdrawal of regulatory approval, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to sell COMETRIQ or operate our business and also adversely affect our financial results.
Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who are expected to prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business. International laws, such as the EU Data Privacy Directive (95/46/EC) and Swiss Federal Act on Data Protection, regulate the processing of personal data within Europe and between European countries and the United States. Failure to provide adequate privacy protections and maintain compliance with safe harbor mechanisms could jeopardize business transactions across borders and result in significant penalties.
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

In addition, in some foreign countries, particularly the countries in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, price negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement and/or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of COMETRIQ to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in the commercialization of COMETRIQ. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved health care products. In particular, third-party payors may limit the indications for which they will reimburse patients who use COMETRIQ. Cost-control initiatives could decrease the price we might establish for COMETRIQ, which would result in lower product revenues to us.
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
For example, under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the PPACA, enacted in March 2010, substantial changes may be made to the way healthcare is financed by both governmental and private insurers, and those changes may significantly affect the pharmaceutical industry. Among other things, the PPACA creates a new system of health insurance “exchanges,” designed to make health policies available to individuals and certain groups though state- or federally-administered marketplaces, beginning in 2014. In connection with such exchanges, certain “essential health benefits” are intended to be made more consistent across plans, setting basically a baseline coverage level. While prescription drugs are broadly considered “essential,” there is some discretion to the plans as to what categories of prescription drug products will be covered (and the scope of coverage in each category). We cannot predict at this time whether COMETRIQ would be covered by the health plans offered in any or all of the exchanges. Failure to be covered by plans offered in the exchanges could have a material adverse impact on our business. We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for COMETRIQ and any subsequently approved product, and could seriously harm our business. Under the Budget Control Act of 2011, as amended, federal budget “sequestration” became effective in March 2013, automatically reducing payments under various government programs, including, for example, certain Medicare provider and supplier reimbursement payments. Sequestration may have a material adverse effect on our customers and accordingly, our financial operations. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs.
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
As a result of the overall trend towards cost-effectiveness criteria and managed healthcare in the United States, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. They may use tiered reimbursement and may adversely affect demand for COMETRIQ by placing it in an expensive tier. They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly approved drugs, which in turn will put pressure on the pricing of drugs. Further, we do not have experience in ensuring approval by applicable third-party payors outside of the United States for coverage and reimbursement of COMETRIQ. We also anticipate pricing pressures in connection with the sale of COMETRIQ due to the increasing influence of health maintenance organizations and additional legislative proposals.

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
We believe that if cabozantinib is approved for the treatment of the indications for which we currently have ongoing phase 3 pivotal trials, its potential principal competition in such indications may include the following:

•
CRPC (castration-resistant prostate cancer): Bayer’s and Algeta’s alpha-pharmaceutical alpharadin (radium 223); Janssen Biotech’s CYP17 inhibitor abiraterone; Medivation’s androgen receptor inhibitor enzalutamide; and chemotherapeutic agents, including Sanofi’s cabazitaxel and generic docetaxel;

•	RCC (renal cell cancer): Pfizer’s axitinib, sunitinib and temsirolimus; Novartis’ everolimus; Bayer’s and Onyx Pharmaceuticals’ sorafenib; GlaxoSmithKline’s pazopanib; and Genentech’s bevacizumab; and

•	HCC (hepatocellular): Bayer’s and Onyx Pharmaceuticals’ sorafenib; Bayer’s regorafenib; ImClone System’s ramucirumab; and ArQule’s tivantinib.
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
We do not have the manufacturing capabilities or experience necessary to enable us to produce materials for our clinical trials or for commercial sale of COMETRIQ and rely on third party contractors to do so. These third parties must comply with applicable regulatory requirements, including the FDA’s current GMP. Our current and anticipated future dependence upon these third parties may adversely affect our future profit margins and our ability to develop and commercialize COMETRIQ on a timely and competitive basis. These third parties may not be able to produce material on a timely basis or manufacture material at the quality or in the quantity required to meet our development and commercial timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third party manufacturing and supply arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third party manufacturers and suppliers could terminate or decline to renew our manufacturing and supply arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our clinical trials and commercialization efforts may be delayed or otherwise adversely affected.

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

•
regulators or institutional review boards may withhold authorization of cabozantinib, or delay, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their determination that participating patients are being exposed to unacceptable health risks.

If we were to have significant delays in or termination of our clinical testing of cabozantinib as a result of any of the events described above or otherwise, our expenses could increase and our ability to generate revenues could be impaired, either of which could adversely impact our financial results.
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
We do not have the ability to independently conduct clinical trials for cabozantinib, including our postmarketing commitments for COMETRIQ for the treatment of progressive, metastatic MTC, and we rely on third parties we do not control such as the federal government (including NCI-CTEP, with whom we have our CRADA), third-party contract research organizations, or CROs, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or commercialize cabozantinib for additional indications beyond progressive, metastatic MTC.
Cabozantinib is subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize cabozantinib.
Cabozantinib, as well as the activities associated with its research, development and commercialization, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for cabozantinib would prevent us from promoting its use. We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals in the United States and other foreign jurisdictions is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. For example, before an NDA or NDA supplement can be submitted to the FDA, or MAA to the EMA or any application or submission to regulatory authorities in other jurisdictions, the product candidate must undergo extensive clinical trials, which can take many years and require substantial expenditures.
In December 2011, we initiated COMET-2, our first phase 3 pivotal trial of cabozantinib in patients with metastatic CRPC, with pain response as the primary efficacy endpoint for the trial. We were not able to reach a timely agreement with the FDA for a Special Protocol Assessment, or SPA, on the proposed design and analysis of the COMET-2 trial. We originally submitted the proposed protocol for this trial using primary endpoints of pain reduction and bone scan response to the FDA in June 2011 with a request for a SPA. The FDA’s final response prior to our discontinuation of the SPA process, which we received in October 2011, raised the following concerns regarding the COMET-2 trial design in the context of its consideration of a SPA for the trial, among other comments:

•	a concern about the ability to maintain blinding of the trial due to differences in toxicity profiles between cabozantinib and mitoxantrone;

•	a view that the assumed magnitude of pain improvement is modest and could represent a placebo effect or be attained with less toxicity by opioid therapy;

•
a view that symptomatic improvement should be supported by evidence of anti-tumor activity, an acceptable safety profile and lack of survival decrement. The FDA also expressed the view that if the effect that we believe cabozantinib will have on pain is mediated by anti-tumor activity, that anti-tumor activity should translate into an improvement in overall survival; and

•
a recommendation that if we use pain response as a primary efficacy endpoint, that we conduct two adequate and well-controlled trials to demonstrate effectiveness as, according to the FDA, a conclusion based on two persuasive studies will always be more secure. The FDA advised that for a single randomized trial to support an NDA, the trial must be well designed, well conducted, internally consistent and provide statistically persuasive efficacy findings so that a second trial would be ethically or practically impossible to perform.

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
Even if the FDA or a comparable authority in another jurisdiction approves cabozantinib, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, distribution, advertising, promotion, marketing and/or production of cabozantinib and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. For example, in connection with the FDA’s approval of COMETRIQ for the treatment of progressive, metastatic MTC, we are subject to the various postmarketing requirements, including a requirement to conduct a phase 2 clinical trial comparing a lower dose of COMETRIQ to the approved dose of 140 mg daily COMETRIQ in progressive, metastatic MTC and to conduct other clinical pharmacology and preclinical studies. These agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.
Risks Related to Our Relationships with Third Parties
We are dependent upon our collaborations with major companies, which subjects us to a number of risks.
We have established collaborations with leading pharmaceutical and biotechnology companies, including Genentech, GlaxoSmithKline, Bristol-Myers Squibb, Sanofi, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo, for the development and ultimate commercialization of certain compounds generated from our research and development efforts. We may pursue collaborations for selected unpartnered preclinical and clinical programs and compounds. Our dependence on our relationships with existing collaborators for the development and commercialization of compounds under the collaborations subjects us to, and our dependence on future collaborators for development and commercialization of additional compounds will subject us to, a number of risks, including:

•	we may not be able to control the amount of U.S. marketing and commercialization costs for cobimetinib we are obligated to share under our collaboration with Genentech;

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

•	business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;

•	a collaborator could independently move forward with a competing drug candidate developed either independently or in collaboration with others, including our competitors;

•	we may be precluded from entering into additional collaboration arrangements with other parties in an area or field of exclusivity;

•	future collaborators may require us to relinquish some important rights, such as marketing and distribution rights; and

•	collaborations may be terminated or allowed to expire, which would delay, and may increase the cost of development of, our drug candidates.
If any of these risks materialize, our product development efforts could be delayed and otherwise adversely affected, which could adversely impact our business, operating results and financial condition.
We may not receive revenue from our collaborations.
Historically, we have derived substantially all of our revenues since inception from collaborative research and development agreements. Revenues from research and development collaborations depend on the achievement of milestones, and royalties we earn from any future products developed by our collaborators. If our collaborators fail to develop successful products, or if any of these agreements is terminated early, whether unilaterally or by mutual agreement, we will not earn the revenues contemplated under such collaborative agreements.
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
We may pursue new collaborations with leading pharmaceutical and biotechnology companies for the development and ultimate commercialization of selected preclinical and clinical programs and compounds, particularly those drug candidates for which we believe that the capabilities and resources of a partner can accelerate development and help to fully realize their therapeutic and commercial potential. We may not be able to negotiate additional collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional collaborations because of the numerous risks and uncertainties associated with establishing additional collaborations. If we are unable to negotiate additional collaborations, we may not be able to realize value from a particular drug candidate.
Risks Related to Our Intellectual Property
If we are unable to adequately protect our intellectual property, third parties may be able to use our technology, which could adversely affect our ability to compete in the market.
Our success will depend in part upon our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will continue to apply for patents covering our technologies and products as, where and when we deem appropriate. However, these applications may be challenged or may fail to result in issued patents. In addition, because patent applications can take many years to issue, there may be pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our product candidates. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patents. In addition, our patents may be challenged or invalidated or may fail to provide us with any competitive advantages, if, for example, others were the first to invent or to file patent applications for closely related inventions.
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to “work” the invention in that country or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Compulsory licensing of life-saving drugs is also becoming increasingly popular in developing countries either through direct legislation or international initiatives. Such compulsory licenses could be extended to include our products or product candidates, which could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection, which makes it difficult to stop infringement. We rely on trade secret protection for some of our confidential and proprietary information. We have taken security measures to protect our proprietary information and trade secrets, but these measures may not provide adequate protection. While we seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants, we cannot assure you that our proprietary information will not be disclosed, or that we can meaningfully protect our trade secrets. In addition, our competitors may independently develop substantially equivalent proprietary information or may otherwise gain access to our trade secrets.
Litigation or third-party claims of intellectual property infringement could require us to spend substantial time and money and adversely affect our ability to develop and commercialize products.
Our commercial success depends in part upon our ability to avoid infringing patents and proprietary rights of third parties and not to breach any licenses that we have entered into with regard to our technologies and the technologies of third parties. Other parties have filed, and in the future are likely to file, patent applications covering genes and gene fragments, techniques and methodologies relating to model systems and products and technologies that we have developed or intend to develop. If patents covering technologies required by our operations are issued to others, we may have to obtain licenses from third parties, which may not be available on commercially reasonable terms, or at all, and may require us to pay substantial royalties, grant a cross-license to some of our patents to another patent holder or redesign the formulation of a product candidate so that we do not infringe third-party patents, which may be impossible to obtain or could require substantial time and expense.
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
Many of our employees and independent contractors were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, independent contractors or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers, or used or sought to use patent inventions belonging to their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and divert management’s attention. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key research personnel and/or their work product could hamper or prevent our ability to commercialize certain product candidates, which could severely harm our business.
Risks Related to Employees and Location
The loss of key personnel or the inability to retain and, where necessary, attract additional personnel could impair our ability to expand our operations.
We are highly dependent upon the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. Also, we may not have sufficient personnel to execute our business plan. Retaining and, where necessary, recruiting qualified clinical and scientific personnel will be critical to support activities related to advancing our clinical and preclinical development programs, and supporting our collaborative arrangements and our internal proprietary research and development efforts. The restructurings we have engaged in could have an adverse impact on our ability to retain and recruit qualified personnel. Competition is intense for experienced clinical personnel, and we may be unable to retain or recruit clinical personnel with the expertise or experience necessary to allow us to pursue collaborations, develop our products and core technologies or expand our operations to the extent otherwise possible. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.
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
Security breaches may disrupt our operations, subject us to liability and harm our operating results.
Our network security and data recovery measures may not be adequate to protect against computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. The misappropriation, theft, sabotage or any other type of security breach with respect to any of our proprietary and confidential information that is electronically stored, including research or clinical data, could subject us to liability and have a material adverse impact on our business, operating results and financial condition. Additionally, any break-in or trespass at our facilities that results in the misappropriation, theft, sabotage or any other type of security breach with respect to our proprietary and confidential information, including research or clinical data, or that results in damage to our research and development equipment and assets, could subject us to liability and have a material adverse impact on our business, operating results and financial condition.
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
We may be held liable if any product we or our collaborators develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, product liability claims could result in decreased demand for our product candidates, injury to our reputation, withdrawal of patients from our clinical trials, substantial monetary awards to third parties and the inability to commercialize any products that we may develop. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling or testing our products. We have obtained limited product liability insurance coverage for our clinical trials and commercial activities for cabozantinib in the amount of $15.0 million per occurrence and $15.0 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, if insurance coverage becomes more expensive, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, juries have awarded large judgments in class action lawsuits for claims based on drugs that had unanticipated side effects. In addition, the pharmaceutical and biotechnology industries, in general, have been subject to significant medical malpractice litigation. A successful product liability claim or series of claims brought against us could harm our reputation and business and would decrease our cash reserves.

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
Future sales of our common stock or conversion of our convertible notes, or the perception that such sales or conversions may occur, may depress our stock price.
A substantial number of shares of our common stock is reserved for issuance upon conversion of the 2019 Notes, upon the exercise of stock options, upon vesting of restricted stock unit awards, upon sales under our employee stock purchase program, upon exercise of certain warrants issued to Deerfield and upon conversion of the Deerfield Notes. The issuance and sale of substantial amounts of our common stock, including upon conversion of the 2019 Notes or the Deerfield Notes, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-related securities in the future at a time and price that we deem appropriate. Trading of the 2019 Notes is likely to influence and be influenced by the market for our common stock. For example, the price of our common stock could be affected by possible sales of common stock by investors who view the 2019 Notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity that we expect to occur involving our common stock.
The accounting method for convertible debt securities that may be settled in cash, such as the 2019 Notes, could have a material effect on our reported financial results.
Under Accounting Standards Codification, or ASC, Subtopic 470-20, issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. As a result of the application of ASC 470-20, we recognized $143.2 million as the initial debt discount with a corresponding increase to paid-in capital, the equity component, for the 2019 Notes. We will be required to record the amortization of this debt discount over the terms of the 2019 Notes, which may adversely affect our reported or future financial results and the market price of our common stock. In addition, if the 2019 Notes become convertible, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2019 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Finally, we use the if-converted method to compute earnings per share, which could be more dilutive than using the treasury stock method.

Certain provisions applicable to the 2019 Notes and the Deerfield Notes could delay or prevent an otherwise beneficial takeover or takeover attempt
Certain provisions applicable to the 2019 Notes and the indenture pursuant to which the 2019 Notes were issued, and the Deerfield Notes and the note purchase agreement governing the Deerfield Notes, could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a Fundamental Change under the indenture for the 2019 Notes or a Major Transaction under the note purchase agreement governing the Deerfield Notes, holders of the 2019 Notes or the Deerfield Notes, applicable, will have the right to require us to purchase their notes in cash. In addition, if an acquisition event constitutes a Make-Whole Fundamental Change under the indenture for the 2019 Notes, we may be required to increase the conversion rate for holders who convert their 2019 Notes in connection with such Make-Whole Fundamental Change. In any of these cases, and in other cases, our obligations under the 2019 Notes and the indenture pursuant to which such notes were issued and the Deerfield Notes and the note purchase agreement governing the Deerfield Notes, as well as provisions of our organizational documents and other agreements, could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.
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
We lease a total of 367,773 square feet of office and laboratory facilities in South San Francisco, California. The leased premises comprise six buildings and are covered by four lease agreements, as follows:

•
The first two leases cover three buildings for a total of 179,964 square feet and expires in 2017, with two five-year options to extend their respective terms prior to expiration. We have subleased a total of 76,120 square feet of portions of these buildings to four different subtenants. The terms of the subleases covering 74,163 square feet expire at the end of our lease term and the sublease for the balance is for a term of one year with annual options to extend through the end of our lease term.

•	The third lease covers two buildings for a total of 116,063 square feet and expire in 2018.

•
The fourth lease covering a portion of one building containing 71,746 square feet and expire in 2015. We have subleased approximately 68,738 square feet of the building covered by the fourth lease to a single subtenant. The term of the sublease will expire at the end of our lease term.

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
Our common stock has traded on the NASDAQ Global Select Market (formerly the NASDAQ National Market) under the symbol “EXEL” since April 11, 2000. The following table sets forth, for the periods indicated, the high and low intraday sales prices for our common stock as reported by the NASDAQ Global Select Market:

	Common Stock Price
	High	Low
Year ended December 28, 2012:
Quarter ended March 30, 2012	$6.57	$4.47
Quarter ended June 29, 2012	$5.59	$4.37
Quarter ended September 28, 2012	$6.95	$4.19
Quarter ended December 28, 2012	$5.39	$4.29
Year ended December 27, 2013:
Quarter ended March 29, 2013	$5.06	$4.32
Quarter ended June 28, 2013	$5.30	$4.33
Quarter ended September 27, 2013	$5.88	$4.58
Quarter ended December 27, 2013	$6.14	$4.66
On February 19, 2014, the last reported sale price on the NASDAQ Global Select Market for our common stock was $7.18 per share.
Holders
On February 19, 2014, there were approximately 506 holders of record of our common stock.
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
The following graph compares, for the five year period ended December 31, 2013, the cumulative total stockholder return for our common stock, the NASDAQ Stock Market (U.S. companies) Index, or the NASDAQ Market Index, and the NASDAQ Biotechnology Index. The graph assumes that $100 was invested on December 31, 2008 in each of our common stock, the NASDAQ Market Index and the NASDAQ Biotechnology Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Exelixis, Inc.	100	141	157	91	86	114
NASDAQ Market Index	100	139	163	160	181	255
NASDAQ Biotechnology Index	100	114	131	146	190	318

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial information has been derived from our audited consolidated financial statements. The financial information as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013, are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$31,338	$47,450	$289,636	$185,045	$151,759
Operating expenses:
Cost of goods sold	1,118	—	—	—	—
Research and development	178,763	128,878	156,836	210,678	234,702
Selling, general and administrative	50,958	31,837	33,129	33,020	34,382
Collaboration cost sharing	—	—	—	—	4,582
Restructuring charge	1,231	9,171	10,136	32,744	—
Total operating expenses	232,070	169,886	200,101	276,442	273,666
(Loss) income from operations	(200,732)	(122,436)	89,535	(91,397)	(121,907)
Other income (expense), net (1)	(44,124)	(25,102)	(12,543)	(1,005)	(18,936)
(Loss) income before taxes	(244,856)	(147,538)	76,992	(92,402)	(140,843)
Income tax (benefit) provision	(96)	107	1,295	(72)	(1,286)
Net (loss) income	(244,760)	(147,645)	75,697	(92,330)	(139,557)
Loss attributed to noncontrolling interest	—	—	—	—	4,337
Net (loss) income attributable to Exelixis, Inc.	$(244,760)	$(147,645)	$75,697	$(92,330)	$(135,220)
Net (loss) income per share, basic, attributable to Exelixis, Inc.	$(1.33)	$(0.92)	$0.60	$(0.85)	$(1.26)
Net (loss) income per share, diluted, attributable to Exelixis, Inc.	$(1.33)	$(0.92)	$0.58	$(0.85)	$(1.26)
Shares used in computing basic net (loss) income per share	184,062	160,138	126,018	108,522	107,073
Shares used in computing diluted net (loss) income per share	184,062	160,138	130,479	108,522	107,073
____________________

(1)
In 2007, we sold 80.1% of our former German subsidiary, Artemis Pharmaceuticals GmbH (now known as TaconicArtemis GmbH), or Artemis, and our plant trait business. We exercised our option to sell our remaining 19.9% ownership in Artemis in 2011 and recognized an additional gain of $2.2 million in other income. In 2009 and 2010, in association with the sale of our plant trait business, we recognized an additional gain on the sale of the business of $2.1 million and $7.2 million, respectively. In June 2009, we recorded a $9.8 million loss upon deconsolidation of Symphony Evolution, Inc. as a result of the expiration of our purchase option. In addition, our credit facility with Deerfield expired in November 2009, resulting in our acceleration of interest expense of $5.2 million relating to the closing fee and outstanding warrants issued in connection with the facility.

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash and investments	$415,862	$633,961	$283,720	$256,377	$220,993
Working capital (deficit)	$178,756	$350,837	$136,500	$(16,455)	$22,882
Total assets	$503,287	$721,097	$393,262	$360,790	$343,410
Long-term obligations	$349,196	$342,959	$193,983	$186,702	$57,688
Accumulated deficit	$(1,498,762)	$(1,254,002)	$(1,106,357)	$(1,182,054)	$(1,089,724)
Total stockholders’ equity (deficit)	$66,238	$296,434	$90,632	$(228,325)	$(163,725)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the statements under in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “focus,” “assume,” “goal,” “objective,” “will,” “may” “would,” “could,” “estimate,” “predict,” “potential,” “continue,” “encouraging” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Item 1A. Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
Overview
We are a biotechnology company committed to developing small molecule therapies for the treatment of cancer. Our two most advanced assets, COMETRIQ® (cabozantinib), our wholly-owned inhibitor of multiple receptor tyrosine kinases, and cobimetinib (GDC-0973/XL518), a potent, highly selective inhibitor of MEK, which we out-licensed to Genentech, are currently the subject of six ongoing phase 3 pivotal trials. Top-line results from four of these pivotal trials are expected in 2014.
We are focusing our proprietary resources and development and commercialization efforts primarily on COMETRIQ (cabozantinib), which was approved on November 29, 2012, by the FDA, for the treatment of progressive, metastatic medullary thyroid cancer, or MTC, in the United States, where it became commercially available in late January 2013. In December 2013, the European Committee for Medicinal Products for Human Use, or CHMP, issued a positive opinion on the Marketing Authorization Application, or MAA, submitted to the European Medicines Agency, or EMA, for COMETRIQ for the proposed indication of metastatic MTC. The CHMP’s positive opinion will be reviewed by the European Commission, which has the authority to approve medicines for the European Union.
Cabozantinib is being evaluated in a broad development program, including two ongoing phase 3 pivotal trials in metastatic castration-resistant prostate cancer, or CRPC, an ongoing phase 3 pivotal trial in metastatic renal cell cancer, or RCC, and an ongoing phase 3 pivotal trial in advanced hepatocellular cancer, or HCC. We believe cabozantinib has the potential to be a high-quality, broadly-active and differentiated anti-cancer agent that can make a meaningful difference in the lives of patients. Our objective is to develop cabozantinib into a major oncology franchise, and we believe that the approval of COMETRIQ (cabozantinib) for the treatment of progressive, metastatic MTC provides us with the opportunity to establish a commercial presence in furtherance of this objective. We currently expect top-line data from our two phase 3 pivotal trials of cabozantinib in CRPC and the overall survival analysis of our phase 3 pivotal trial of cabozantinib in progressive, metastatic MTC in 2014.
Cobimetinib is also being evaluated in a broad development program, including a multicenter, randomized, double-blind, placebo-controlled phase 3 clinical trial evaluating the combination of cobimetinib with vemurafenib versus vemurafenib in previously untreated BRAFV600 mutation positive patients with unresectable locally advanced or metastatic melanoma that was initiated on November 1, 2012. Roche and Genentech have provided guidance that they expect top-line data from this trial in 2014.
Under the terms of our co-development agreement with Genentech for cobimetinib, we are entitled to an initial equal share of U.S. profits and losses for cobimetinib, which will decrease as sales increase, and will share equally in the U.S. marketing and commercialization costs. The profit share has multiple tiers—we are entitled to 50% of profits from the first $200 million of U.S. actual sales, decreasing to 30% of profits from U.S. actual sales in excess of $400 million. We are entitled to low double-digit royalties on ex-U.S. net sales. In November 2013, we exercised an option under the co-development agreement to co-promote in the United States. We will provide up to 25% of the total sales force for cobimetinib in the United States if commercialized, and will call on customers and otherwise engage in promotional activities using that sales force, consistent with the terms of the co-development agreement and a co-promotion agreement to be entered into by the parties.
Our Strategy
We believe that the available clinical data demonstrate that cabozantinib has the potential to be a broadly active anti-cancer agent, and our objective is to build cabozantinib into a major oncology franchise. The initial regulatory approval of

COMETRIQ (cabozantinib) to treat progressive, metastatic MTC provides a niche market opportunity that allows us to gain commercialization experience while providing a solid foundation for potential expansion into larger cancer indications.
We are focusing our internal efforts on cancers for which we believe cabozantinib has significant therapeutic and commercial potential in the near term, while utilizing our CRADA with NCI-CTEP and ISTs, to generate additional data to allow us to prioritize future late stage trials in a cost-effective fashion. We believe that this staged approach to building value represents the most rational and effective use of our resources.
Collaborations
We have established collaborations with leading pharmaceutical and biotechnology companies, including Genentech, GlaxoSmithKline, Bristol-Myers Squibb, Sanofi, GlaxoSmithKline, Merck and Daiichi Sankyo, for various compounds and programs in our portfolio. Pursuant to these collaborations, we have out-licensed compounds or programs to a partner for further development and commercialization, have no further development cost obligations related to such compounds or programs and may be entitled to receive milestones and royalties or a share of profits from commercialization. As disclosed on ClinicalTrials.gov (NCT01689519), a phase 3 clinical trial for one of these compounds, cobimetinib (GDC-0973/XL518), which we out-licensed to Genentech, was initiated on November 1, 2012. In addition, several other out-licensed compounds are in multiple phase 2 studies. These partnered compounds could potentially be of significant value to us if their development progresses successfully.
With respect to our partnered compounds, we are eligible to receive potential contingent payments under our collaborations totaling approximately $2.4 billion in the aggregate on a non-risk adjusted basis, of which 10% are related to clinical development milestones, 41% are related to regulatory milestones and 49% are related to commercial milestones, all to be achieved by the various licensees.
Certain Factors Important to Understanding Our Financial Condition and Results of Operations
Successful development of drugs is inherently difficult and uncertain. Our business requires significant investments in research and development over many years, and products often fail during the research and development process. Our long-term prospects depend upon our ability, and the ability of our partners to successfully commercialize new therapeutics in highly competitive areas such as cancer treatment. Our financial performance is driven by many factors, including those described below.
Limited Sources of Revenues
COMETRIQ was approved by the FDA for the treatment of progressive, metastatic MTC in the United States on November 29, 2012. We commercially launched COMETRIQ in late January 2013. We currently estimate that there are between 500 and 700 first- and second-line metastatic MTC patients diagnosed each year in the United States who will be eligible for COMETRIQ, and as a result we only expect to generate limited revenues from the sale of COMETRIQ in MTC. Effective October 29, 2013, the wholesale acquisition price for COMETRIQ is $10,395 for a 28-day supply of all dosage strengths. Prior to the approval of COMETRIQ, we had no pharmaceutical product that had received marketing approval, and from the commercial launch through December 31, 2013, we generated $15.0 million in net revenues from the sale of COMETRIQ.
We have derived substantially all of our revenues since inception from collaborative research and development agreements. Revenues from research and development collaborations depend on research funding, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. During the fiscal year ended December 31, 2013, we completed the recognition of deferred revenue derived from research funding under our existing collaborative research and development agreements. Any future revenue derived from our existing collaborative research and development agreements will depend on the achievement of milestones and royalties we earn from any future products developed from the collaborations. We do not expect any significant contingent or milestone payments in 2014.
Our collaborative research and development agreements may be terminated or allowed to expire. In June 2013 we received a written notice from Bristol-Myers Squibb of its decision to terminate a global license agreement pursuant to which we granted to Bristol-Myers Squibb a license to our small-molecule TGR5 agonist program. In October 2013 we received a written notice from Bristol-Myers Squibb of its decision to terminate our December 2006 collaboration agreement, pursuant to which the parties agreed to discover, develop and commercialize novel targeted therapies for the treatment of cancer. As a result of the terminations, we will no longer be eligible to receive milestones or royalties from either of these collaborative arrangements.

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
Liquidity
As of December 31, 2013, we had $415.9 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $16.9 million, respectively, and short- and long-term unrestricted investments of $138.5 million and $144.3 million, respectively. We are required to maintain on deposit with Silicon Valley Bank or one of its affiliates short- and long-term unrestricted investments of $1.8 million and $81.9 million, respectively, pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, short- and long-term investments and product revenues will enable us to maintain our operations for a period of at least 12 months following the end of 2013. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate.
Our minimum liquidity needs are also determined by financial covenants in our loan and security agreement with Silicon Valley Bank as well as other factors, which are described under “– Liquidity and Capital Resources – Cash Requirements.”
Our ability to raise additional funds may be severely impaired if cabozantinib fails to show adequate safety or efficacy in clinical testing.
Convertible Senior Subordinated Notes
In August 2012, we issued and sold $287.5 million aggregate principal amount of the 2019 Notes, for net proceeds of $277.7 million. The 2019 Notes mature on August 15, 2019, unless earlier converted, redeemed or repurchased, and bear interest at a rate of 4.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2013. Subject to certain terms and conditions, at any time on or after August 15, 2016, we may redeem for cash all or a portion of the 2019 Notes. The redemption price will equal 100% of the principal amount of the 2019 Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Upon the occurrence of certain circumstances, holders may convert their 2019 Notes prior to the close of business on the business day immediately preceding May 15, 2019. On or after May 15, 2019, until the close of business on the second trading day immediately preceding August 15, 2019, holders may surrender their 2019 Notes for conversion at any time. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate of 188.2353 shares of common stock per $1,000 principal amount of the 2019 Notes is equivalent to a conversion price of approximately $5.31 per share of common stock and is subject to adjustment in connection with certain events. If a “Fundamental Change” (as defined in the indenture governing the 2019 Notes) occurs, holders of the 2019 Notes may require us to purchase for cash all or any portion of their 2019 Notes at a purchase price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change purchase date. In addition, if certain bankruptcy and insolvency-related events of defaults occur, the principal of, and accrued and unpaid interest on, all of the then outstanding notes shall automatically become due and payable. If an event of default other than certain bankruptcy and insolvency-related events of defaults occurs and is continuing, the Trustee by notice to us or the holders of at least 25% in principal amount of the outstanding 2019 Notes by notice to us and the Trustee, may declare the principal of, and accrued and unpaid interest on, all of the then outstanding 2019 Notes to be due and payable.
In connection with the offering of the 2019 Notes, $36.5 million of the proceeds were deposited into an escrow account which contains an amount of permitted securities sufficient to fund, when due, the total aggregate amount of the first six scheduled semi-annual interest payments on the 2019 Notes. As of December 31, 2013, we have used $12.3 million of the amounts held in the escrow account to pay the required semi-annual interest payments. The short- and long-term amounts held in the escrow account as of December 31, 2013 were $12.2 million and $16.9 million, respectively, and are included in short- and long-term restricted cash and investments. We have pledged our interest in the escrow account to the Trustee as security for our obligations under the 2019 Notes.

Deerfield Facility
In June 2010, we entered into a note purchase agreement with Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P., or the Original Deerfield Purchasers, pursuant to which, on July 1, 2010, we sold to the Original Deerfield Purchasers an aggregate of $124.0 million initial principal amount our Secured Convertible Notes due July 1, 2015, which we refer as the Deerfield Notes, for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. As of December 31, 2013 and 2012, the remaining outstanding principal balance on the Deerfield Notes was $114.0 million and $124.0 million, respectively. We refer to the Original Deerfield Purchasers and the New Deerfield Purchasers (identified below) collectively as Deerfield.
The outstanding principal amount of the Deerfield Notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. During the years ended December 31, 2013, 2012, and 2011, total interest expense for the Deerfield Notes was $16.1 million, $15.9 million, and $14.3 million, respectively, including the stated coupon rate and the amortization of the debt discount and debt issuance costs. The non-cash expense relating to the amortization of the debt discount and debt issuance costs was $10.1 million, $9.9 million, and $8.3 million, respectively, during those periods. The balance of unamortized fees and costs was $1.4 million and $2.3 million as of December 31, 2013 and 2012, respectively, which is recorded in the accompanying Consolidated Balance Sheet as Other assets.
On August 6, 2012, the parties amended the note purchase agreement to permit the issuance of the 2019 Notes and modify certain optional prepayment rights. The amendment became effective upon the issuance of the 2019 Notes and the payment to the Original Deerfield Purchasers of a $1.5 million consent fee. On August 1, 2013, the parties further amended the note purchase agreement to clarify certain of our other rights under the note purchase agreement.
On January 22, 2014, the note purchase agreement was further amended to provide us with an option to extend the maturity date of our indebtedness under the note purchase agreement to July 1, 2018. Under the terms of the extension option, we have the right to require Deerfield Partners, L.P. and Deerfield International Master Fund, L.P., or the New Deerfield Purchasers, to acquire $100 million principal amount of the Deerfield Notes and extend the maturity date thereof to July 1, 2018. We are under no obligation to exercise the extension option. To exercise the extension option, we must provide a notice of exercise to Deerfield prior to March 31, 2015. If we exercise the extension option, the Deerfield Notes would mature on July 1, 2018 and bear interest on and after July 2, 2015 at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum.
In each of January 2014 and 2013, we made mandatory prepayments of $10.0 million on the Deerfield Notes. We will be required to make an additional mandatory prepayment on the Deerfield Notes in 2015 equal to 15% of certain revenues from collaborative arrangements, which we refer to as Development/Commercialization Revenue, received during the prior fiscal year, subject to a maximum prepayment amount of $27.5 million. There is no minimum prepayment due in 2015. Our obligation to make annual mandatory prepayments equal to 15% of Development/Commercialization Revenue received by us during the prior fiscal year will apply in each of 2016, 2017 and 2018 if we exercise the extension option. However, we will only be obligated to make any such annual mandatory prepayment after exercise of the extension option if the New Deerfield Purchasers provide notice to us of their election to receive the prepayment. Mandatory prepayments relating to Development/Commercialization Revenue will continue to be subject to a maximum annual prepayment amount of $27.5 million. The definition of “Development/Commercialization Revenue” expressly excludes any sale or distribution of drug or pharmaceutical products in the ordinary course of our business, and any proceeds from any Intellectual Property Sales (as further described below).
As a result of the January 2014 amendment, we are required to notify the applicable Deerfield entities of certain sales, assignments, grants of exclusive licenses or other transfers of our intellectual property pursuant to which we transfer all or substantially all of our legal or economic interests, defined as an Intellectual Property Sale, and the Deerfield entities may elect to require us to prepay the principal amount of the Deerfield Notes in an amount equal to (i) 100% of the cash proceeds of any Intellectual Property Sale relating to cabozantinib and (ii) 50% of the cash proceeds of any other Intellectual Property Sale.
Under the note purchase agreement as amended, we may voluntarily prepay the principal amount of the Deerfield Notes as follows (the amount at which we repay in each case below is referred to as the Prepayment Price):

•
Prior to July 1, 2015: we may prepay all of the principal amount of the Deerfield Notes at any time at a prepayment price equal to the outstanding principal amount, plus accrued and unpaid interest through the date of such prepayment, plus all interest that would have accrued on the principal amount of the Deerfield Notes between the date of such prepayment and the applicable maturity date of the Deerfield Notes if the outstanding principal amount of the Deerfield Notes as of such prepayment date had remained outstanding through the applicable maturity date, plus all other accrued and unpaid obligations; and

•
If we exercise the extension option: we may prepay all of the principal amount of the Deerfield Notes at a prepayment price equal to 105% of the outstanding principal amount of the Deerfield Notes, plus all accrued and unpaid interest through the date of such prepayment, plus, if prior to July 1, 2017, all interest that would have accrued on the principal amount of the Deerfield Notes between the date of such prepayment and July 1, 2017, if the outstanding principal amount of the Deerfield Notes as of such prepayment date had remained outstanding through July 1, 2017, plus all other accrued and unpaid obligations, collectively referred to as the Prepayment Price.

In lieu of making any portion of the Prepayment Price or mandatory prepayment in cash, subject to certain limitations (including a cap on the number of shares issuable under the note purchase agreement), we have the right to convert all or a portion of the principal amount of the Deerfield Notes into, or satisfy all or any portion of the Prepayment Price amounts or mandatory prepayment amounts with shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the Deerfield Notes in cash, subject to certain limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. Upon certain changes of control of our company, a sale or transfer of assets in one transaction or a series of related transactions for a purchase price of more than (i) $400 million or (ii) 50% of our market capitalization, Deerfield may require us to prepay the Deerfield Notes at the Prepayment Price. Upon an event of default, Deerfield may declare all or a portion of the Prepayment Price to be immediately due and payable.
In connection with the January 2014 amendment to the note purchase agreement, on January 22, 2014 we issued to the New Deerfield Purchasers two-year warrants, we which we refer to as the 2014 Deerfield Warrants, to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $9.70 per share. If we exercise the extension option, the exercise price will be reset to the lower of (x) the existing exercise price and (y) 120% of the volume weighted average price of our common stock for the ten trading days immediately following the date of such extension election. The 2014 Deerfield Warrants are exercisable for a term of two years, subject to a two year extension if we exercise the extension option, and contain certain limitations that prevent the holder of the 2014 Deerfield Warrants from acquiring shares upon exercise of a Warrant that would result in the number of shares beneficially owned by the holder to exceed 9.98% of the total number of shares of our common stock then issued and outstanding. The number of shares for which the 2014 Deerfield Warrants are exercisable and the associated exercise prices are subject to certain adjustments as set forth in the 2014 Deerfield Warrants. In addition, upon certain changes in control of our company, to the extent the 2014 Deerfield Warrants are not assumed by the acquiring entity, or upon certain defaults under the 2014 Deerfield Warrants, the holder has the right to net exercise the 2014 Deerfield Warrants for shares of common stock, or be paid an amount in cash in certain circumstances where the current holders of our common stock would also receive cash, equal to the Black-Scholes Merton value of the 2014 Deerfield Warrants.
In connection with the issuance of the 2014 Deerfield Warrants, we entered into a registration rights agreement with Deerfield, pursuant to which we agreed to file, no later than February 21, 2014, a registration statement with the SEC covering the resale of the shares of common stock issuable upon exercise of the 2014 Deerfield Warrants.
In connection with the note purchase agreement, we also entered into a security agreement in favor of Deerfield which provides that our obligations under the Deerfield Notes will be secured by substantially all of our assets except intellectual property. On August 1, 2013, the security agreement was amended to limit the extent to which voting equity interests in any of our foreign subsidiaries shall be secured assets.
The note purchase agreement as amended and the security agreement include customary representations and warranties and covenants made by us, including restrictions on the incurrence of additional indebtedness.
Loan Agreement with Silicon Valley Bank
On May 22, 2002, we entered into a loan and security agreement with Silicon Valley Bank for an equipment line of credit. On December 21, 2004, December 21, 2006 and December 21, 2007, we amended the loan and security agreement to provide for additional equipment lines of credit and on June 2, 2010, we further amended the loan and security agreement to provide for a new seven-year term loan in the amount of $80.0 million. As of December 31, 2013, the combined outstanding principal balance due under the lines of credit and term loan was $82.1 million, compared to $85.3 million as of December 31, 2012. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We are required to repay any advances under an equipment line of credit in 48 equal monthly payments of principal and interest. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. We have the option to prepay without penalty any advance under an equipment line of credit other than advances under a single equipment line of credit, which has a 1.0% prepayment penalty, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment. In accordance with the terms of the loan and security agreement, we are required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement (although we are entitled to retain income earned or the amounts maintained in such accounts). Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.0%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement.
Restructurings
Between March 2010 and May 2013, we implemented five restructurings, which we refer to collectively as the Restructurings, as a consequence of our decision to focus our proprietary resources and development efforts on the development and commercialization of cabozantinib and strategy to manage costs. The aggregate reduction in headcount from the Restructurings was 429 employees. We recorded charges and credits related to the Restructurings in periods other than those in which the Restructurings were implemented as a result of sublease activities for our buildings in South San Francisco, California, changes in assumptions regarding anticipated sublease activities, the effect of the passage of time on our discounted cash flow computations, previously planned employee terminations, and sales of excess equipment and other assets.
We have recorded aggregate restructuring charges of $53.3 million from inception through December 31, 2013 in connection with the Restructurings, of which $29.2 million related to facility charges, $21.7 million related to termination benefits, $2.3 million related to the impairment of excess equipment and other assets, and an additional minor amount related to legal and other fees. Asset impairment charges, net were partially offset by cash proceeds of $2.7 million from the sale of such assets.
For the years ended December 31, 2013, 2012, and 2011 we recorded restructuring charges of $1.2 million, $9.2 million, and $10.1 million, respectively, which related primarily to termination benefits and facility charges in connection with the exit of portions of certain of our buildings in South San Francisco.
We expect to pay accrued facility charges of $13.5 million, net of cash received from our subtenants, through the end of our lease terms of the buildings, the last of which ends in 2017. With respect to our Restructurings, we expect to incur additional restructuring charges of approximately $0.9 million which relate to the exit, in prior periods, of certain of our South San Francisco buildings. These charges will be recorded through the end of the building lease terms, the last of which ends in 2017.
The Restructurings have resulted in aggregate cash expenditures of $35.4 million, net of $10.2 million in cash received from subtenants and $2.7 million in cash received in connection with the sale of excess equipment and other assets. Net cash expenditures for the Restructurings were $6.7 million, $5.3 million and $9.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.
The restructuring charges that we expect to incur in connection with the Restructurings are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the Restructurings.
Critical Accounting Estimates
The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to inventory, revenue recognition, valuation of long-lived assets, certain accrued liabilities including clinical trial accruals and restructuring liability, share-based compensation and the valuation of the debt and equity components of our convertible debt at issuance. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. We believe our critical accounting policies relating to revenue recognition, clinical trial accruals, inventory, stock option valuation, convertible debt valuation and restructuring liability reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.
Revenue Recognition
Licenses and Contracts
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
Product Sales
We recognize revenue when it is both realized or realizable and earned, meaning persuasive evidence of an arrangement exists, delivery has occurred, title has transferred, the price is fixed or determinable, there are no remaining customer acceptance requirements, and collectability of the resulting receivable is reasonably assured. For product sales in the United States, this generally occurs upon shipment of the product to the patient by our distributor. For product sales in Europe, this occurs when our European distribution partner has accepted the product.
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
Product Sales Discounts and Allowances
We calculate gross product revenues based on the price that we charge our United States specialty pharmacy and our European distribution partner. We estimate our United States net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, and (c) estimated costs of patient assistance programs. We initially record estimates for these deductions at the time we recognize the gross revenue. We update our estimates on a recurring basis as new information becomes available. These discounts and allowances apply only to gross product revenues earned in the United States. See “Note 1. Organization and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a description of the discounts and allowances we record on our product sales.
Clinical Trial Accruals
All of our clinical trials have been executed with support from CROs, and other vendors. We accrue costs for clinical trial activities performed by CROs based upon the estimated amount of work completed on each trial. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the activities to be performed for each patient, the number of active clinical sites, and the duration for which the patients will be enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms. We base our estimates on the best information available at the time. However, additional information may become available to us, which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period first known. For example, during the years ended December 31, 2013, 2012 and 2011, we recorded a reduction related to prior periods of approximately $0.8 million, $2.7 million, and $1.6 million, respectively, to our accrued clinical trial liabilities and research and development expenses primarily related to our phase 2 and phase 3 clinical trials for cabozantinib. The reductions in these expenses were a result of changes in estimates of expected scans during planned patient visits and additional assessments that will no longer occur or which were subsequently covered by our patients’ insurance providers, as well as a reduction of our expected obligation in 2012 for lab services.
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
Stock Option Valuation
Our estimate of compensation expense requires us to determine the appropriate fair value model and a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures and related tax effects. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. In addition, we are required to estimate the expected forfeiture rate, including assessing the likelihood of achieving our goals for performance-based stock options, and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data show that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, companies are required to estimate the expected term of the option for input to an option-pricing model. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to value stock based awards granted in future periods. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. As of December 31, 2013, $17.1 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.62 years and $7.3 million of total unrecognized compensation expense relating to restricted stock units was expected to be recognized over 3.28 years. See “Note 11 - Employee Benefit Plans” of the Notes to Consolidated Financial Statements for a further discussion on stock-based compensation.
Valuation of Debt and Equity Instruments issued in Connection with August 2012 Offering
The 2019 Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Under ASC Subtopic 470-20, issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The effective interest rate used in determining the liability component of the 2019 Notes was 10.09%. See “Note 8 - Debt” of the Note to Consolidated Financial Statements for further information regarding the 2019 Notes.
Restructuring Liability
In connection with our restructuring activities, we estimate facility-related restructuring charges which represent the present value of the estimated facility costs for which we would obtain no future economic benefit offset by estimated future sublease income, including any credit or debit relating to existing deferred rent balances associated with the vacated building.
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
If the actual amounts differ from our estimates, the amount of restructuring charges could be materially impacted. See “Note 4 - Restructurings” of the Notes to Consolidated Financial Statements for a further discussion on our Restructurings.
Exelixis International (Bermuda) Ltd.
Effective July 2013, Exelixis engaged in intercompany transactions with its wholly-owned subsidiary Exelixis International (Bermuda) Ltd., or Exelixis Bermuda, pursuant to which Exelixis Bermuda acquired the existing and future intellectual property rights to exploit cabozantinib in jurisdictions outside of the United States.
Fiscal Year Convention
Exelixis has adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2011, a 52-week year, ended on December 30, 2011, fiscal year 2012, a 52-week year, ended on December 28, 2012, fiscal year 2013, a 52-week year, ended on December 27, 2013, and fiscal year 2014, a 53-week year, will end on January 2, 2015. For convenience, references in this report as of and for the fiscal years ended December 30, 2011, December 28, 2012 and December 27, 2013, are indicated on a calendar year basis, ended December 31, 2011, 2012 and 2013, respectively.

Results of Operations – Comparison of Years Ended December 31, 2013, 2012 and 2011
Revenues
Total revenues by category were as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
License revenues (1)	$8,380	$26,714	$245,549
Contract revenues (2)	7,941	20,736	41,309
Collaboration reimbursements	—	—	2,778
Net product revenues	15,017	—	—
Total revenues	$31,338	$47,450	$289,636
Dollar change	$(16,112)	$(242,186)
Percentage change	(34)%	(84)%
____________________

(1)	Includes amortization of upfront payments.

(2)	Includes contingent and milestone payments.
Total revenues by customer were as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Bristol-Myers Squibb	$16,321	$31,253	$171,695
Diplomat Specialty Pharmacy	14,004	—	—
Swedish Orphan Biovitrum	1,013	—	—
Merck	—	10,667	1,333
Daiichi Sankyo	—	5,500	—
Sanofi	—	30	113,913
Other	—	—	2,694
Total revenues	$31,338	$47,450	$289,635
Dollar change	$(16,112)	$(242,185)
Percentage change	(34)%	(84)%
Revenues for the year ended December 31, 2013 included net product revenues of $15.0 million from the sale of COMETRIQ, which became commercially available in late January 2013. The decrease in revenues from 2012 to 2013 was due to a decrease in contract and license revenues as a result of having fully recognized all revenues from our collaboration agreements with Bristol-Myers Squibb, $10.7 million in license revenue recognized in 2012 resulting from the completion of the technology transfer under our December 2011 license agreement with Merck for our PI3K-delta program, and a $5.5 million milestone payment received in August 2012 under our collaboration agreement with Daiichi Sankyo for XL550.
The decrease in revenues from 2011 to 2012 was primarily due to the acceleration in 2011 of revenues under two collaboration agreements, resulting in an abnormally large amount of license revenue in 2011 and the loss of any license revenues under those agreements beyond 2011. These accelerations consisted of the October 2011 acceleration of $99.1 million of license revenue as a result of the termination of our 2008 collaboration agreement with Bristol Myers-Squibb for XL281, the December 2011 acceleration of $53.1 million in license revenue and a $15.3 million one-time termination fee accrued in December 2011 as a result of the termination in of our 2009 collaboration with Sanofi for the discovery of inhibitors of PI3K. Further contributing to the decrease was a $6.8 million fee received and recognized in 2011 in connection with the transfer in April 2011 of substantially all development activities pertaining to XL147 and XL765 to Sanofi under our 2009 license agreement for these compounds. These decreases in revenues were partially offset by a payment of $5.5 million received from Daiichi Sankyo in August 2012 related to our collaboration agreement for XL550 and $10.7 million in revenue recognized in 2012 under our December 2011 agreement with Merck for our PI3K-delta program.

Cost of Goods Sold
Cost of goods sold is related to our product revenues and in 2013 consisted primarily of a 3% royalty we are required to pay GlaxoSmithKline and indirect labor costs, and to a lesser extent, the cost of manufacturing and other third party logistics costs for our product. A significant portion of the manufacturing costs for 2013 product sales was incurred prior to regulatory approval of COMETRIQ for the treatment of progressive, metastatic MTC and, therefore, was expensed as research and development costs when those costs were incurred, rather than capitalized as inventory.
For 2013, the cost of goods sold was $1.1 million and our gross margin was 93%. The cost of goods sold and product gross margins we have experienced in this early stage of our product launch may not be representative of what we may experience going forward.
Research and Development Expenses
Total research and development expenses were as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Research and development expenses	$178,763	$128,878	$156,836
Dollar change	$49,885	$(27,958)
Percentage change	39%	(18)%
Research and development expenses consist primarily of clinical trial expenses, personnel expenses, allocation of general corporate costs, consulting and outside services, stock-based compensation and expenses for temporary employees.
The increase in 2013 as compared to 2012 was primarily driven by increases in clinical trial costs, which include services performed by CROs and other vendors who support our clinical trials. Those increases in clinical trial costs were $43.1 million, or 75%, for 2013 as compared 2012. The increases in clinical trial costs were primarily related to clinical trial activities for COMET-1, and METEOR, our phase 3 pivotal trials in metastatic CRPC and metastatic RCC, respectively, as well as costs incurred in connection with the start-up of CELESTIAL, our phase 3 pivotal trial for advanced HCC. The increases in costs for those trials were partially offset by lower clinical trial costs related to the continued wind down of various phase 2 studies for cabozantinib, most notably the RDT as well as the EXAM trial for cabozantinib in patients with MTC.
There were additional increases in research and development expenses for 2013, related to consulting and outside services, personnel, temporary personnel, and stock-based compensation. Consulting and outside services increased by $3.6 million primarily as a result of the engagement of additional medical science liaisons required to support our increased clinical trial activities. Personnel increased by $3.4 million primarily due to hiring undertaken as a result of increased clinical trial activities as well as wage increases. Temporary personnel increased by $1.7 million primarily due to increased clinical trial activities. Stock-based compensation increased by $1.4 million primarily as a result of an increase in the number and valuation of new grants as well as an increase in the participation and valuation of purchases under our 2000 Employee Stock Purchase Plan. Those increases were partially offset by decreases of $1.4 million in depreciation and amortization expense primarily as a result of the impairment and disposition of assets related to the Restructurings and the impact of additional assets becoming fully depreciated during 2012 and a decrease in the overhead allocation of general corporate costs of $1.5 million (such as facility costs, property taxes and insurance) to research and development, primarily due to a decrease in allocable costs.
The decrease in 2012 compared to 2011, was primarily due to decrease in clinical trial costs in that period. Those decreases in clinical trial costs were $17.6 million, or 23%, during 2012. The decreases in clinical trial costs were primarily due to the gradual wind down of our RDT and EXAM, various cabozantinib clinical pharmacology studies that occurred in 2011 in support of our NDA filing for progressive, metastatic MTC, the transfer of XL147 and XL765 to Sanofi in 2011, and the termination of our 2008 agreement with Bristol Myers-Squibb for XL281 in 2011. These decreases were partially offset by an increase in clinical trial activities for our COMET-1 and COMET-2 trials, as well as an increase in chemistry, manufacturing and control, or CMC, expenses associated with commercial launch preparation and increases for various IST trials, resulting in a net decrease for 2012.
There were additional decreases in research and development expenses for 2012 in the overhead allocation of general corporate costs to research and development of $5.0 million, primarily due to a decrease in allocable costs, personnel of $1.7 million and stock-based compensation expense of $1.5 million primarily due to the reduction in headcount related to the Restructurings, depreciation and amortization expense of $1.5 million primarily as a result of the impairment and disposition of assets related to the Restructurings and the impact of additional assets becoming fully depreciated during 2011 and 2012 and temporary of $1.4 million and lab supplies of $1.0 million as a result of the Restructurings. The above decreases were partially offset by an increase in consulting expenses of $2.1 million primarily as a result of increased outsourcing of development and clinical trial activities.
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
We expect to continue to incur significant development costs for cabozantinib in future periods as we evaluate it’s potential in a variety of cancer indications through a broad development program, including two ongoing phase 3 pivotal trials in metastatic CRPC, a phase 3 pivotal trial in metastatic RCC, and an ongoing phase 3 pivotal trial in advanced HCC. We also expect to expand the cabozantinib development program to other solid tumor indications, based on encouraging interim data that have emerged from our phase 2 RDT as well as other clinical trials. In addition, postmarketing commitments in connection with the approval of COMETRIQ in progressive, metastatic MTC dictate that we conduct additional studies in that indication.
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
Selling, General and Administrative Expenses
Total selling, general and administrative expenses were as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Selling, general and administrative expenses	$50,958	$31,837	$33,129
Dollar change	$19,121	$(1,292)
Percentage change	60%	(4)%
Selling, general and administrative expenses consist primarily of personnel expenses, consulting and outside services, facility costs, employee stock-based compensation expense, patent costs, marketing, computer and office supplies, and other legal and accounting fees. These expenses also include selling and distribution costs in 2013 as a result of the commercial launch of COMETRIQ in late January 2013.
Approximately half of the increases for 2013 as compared 2012 were a result of an increase in expenses related to our U.S. sales force and our European distribution partner for the sale of COMETRIQ. The remaining increases were related to an increase of $3.2 million of personnel expenses, an increase of $1.7 million in legal and accounting fees, an increase of $1.7 million of employee stock-based compensation expense, an increase of $1.5 million in patent costs, and the reduced overhead allocations to research and development. These increases were partially offset by a decrease of $1.4 million in facilities costs. In late 2013, we internalized our outside sales function.
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

Restructuring Charge
Between March 2010 and May 2013, we implemented the Restructurings. The aggregate reduction in headcount from the Restructurings was 429 employees. We recorded charges and credits related to the Restructurings in periods other than those in which the Restructurings were implemented as a result of sublease activities for our buildings in South San Francisco, California, changes in assumptions regarding anticipated sublease activities, the effect of the passage of time on our discounted cash flow computations, previously planned employee terminations, and sales of excess equipment and other assets.
Total charges from our Restructurings were as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Restructuring charge	$1,231	$9,171	$10,136
Dollar change	$(7,940)	$(965)
Percentage change	(87)%	(10)%
The 2013 restructuring charge related to termination benefits and was partially offset by a $0.7 million credit resulting from a new sublease entered into during the year. The 2012 restructuring charge was primarily related to termination benefits in May 2012 and the December 2012 determination to extend disuse of most of the remaining space in one building for the remainder of the lease term. Our 2011 restructuring charge was primarily facility-related charges that relate to portions of two additional buildings in South San Francisco and took into consideration our entry into two sublease agreements for the majority of one of these buildings in July 2011 as well as charges relating to the short-term exit of the second floor of another building in December 2011.
Total Other Income (Expense), net
Total other income (expense), net, were as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest income and other, net	$1,223	$1,986	$1,462
Interest expense	(45,347)	(27,088)	(16,259)
Gain on sale of businesses	—	—	2,254
Total other income (expense), net	$(44,124)	$(25,102)	$(12,543)
Dollar change	$(19,022)	$(12,559)
Total other income (expense), net consists primarily of interest expense incurred on our debt, partially offset by interest income earned on our cash and investments and gains on sales of businesses.
The change in total other expense, net for 2013, compared to the 2012 and 2011, was primarily due to the increased interest expense resulting from the August 2012 issuance of the 2019 Notes. Interest expense includes aggregate non-cash interest expense on both the 2019 Notes and the Deerfield Notes of $26.3 million and $15.6 million and $8.3 million, for 2013, 2012, and 2011, respectively.
Income Tax Provision
The income tax (benefit) provision were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax (benefit) provision	$(96)	$107	$1,295
Dollar change	$(203)	$(1,188)
The 2013 income tax benefit resulted from the exception to the general intra-period allocation rules required by ASC 740-20-45-7, and is related to the income tax effect of unrealized gains on available-for-sale investments included in other comprehensive income. $0.1 million and $0.6 million of the 2012 and 2011 income tax provision, respectively, related to an adjustment resulting from a further evaluation of qualified expenses for refunds received in 2009 and 2010 as a result of the enactment of the Housing and Economy Recovery Act of 2008 and the American Recovery and Reinvestment Tax Act of 2009.

The remaining $0.7 million of the 2011 provision related to a tax deferred revenue adjustment that resulted in a state tax liability due to state net operating loss carryover limitations.
During 2013, Exelixis Bermuda acquired the existing and future intellectual property rights to exploit cabozantinib in jurisdictions outside of the United States. The transfer of the existing rights created a taxable gain in the U.S. and state jurisdictions. For tax purposes, that gain is primarily offset by current fiscal year losses and the remainder through the utilization of an insignificant amount of net operating loss carry-forwards for which there is a corresponding reduction to our valuation allowance.
Liquidity and Capital Resources
Sources and Uses of Cash
The following table summarizes our cash flow activities for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net (loss) income	$(244,760)	$(147,645)	$75,697
Adjustments to reconcile net (loss) income to net cash used in operating activities	48,255	33,137	29,954
Changes in operating assets and liabilities	(2,268)	(8,638)	(264,884)
Net cash used in operating activities	(198,773)	(123,146)	(159,233)
Net cash provided by (used in) investing activities	144,351	(259,470)	(51,463)
Net cash (used in) provided by financing activities	(11,669)	478,428	187,513
Net (decrease) increase in cash and cash equivalents	(66,091)	95,812	(23,183)
Cash and cash equivalents at beginning of year	170,069	74,257	97,440
Cash and cash equivalents at end of year	$103,978	$170,069	$74,257
To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators and banks, debt financing arrangements and equipment financing facilities. We have also financed certain of our research and development activities under our agreements with various collaborators. As of December 31, 2013, we had $415.9 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $16.9 million and short- and long-term unrestricted investments of $1.8 million and $81.9 million that we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates pursuant to covenants in our loan and security agreement with Silicon Valley Bank. In addition, in January 2014 we sold 10.0 million shares of our common stock in an underwritten public offering, raising approximately $75.6 million of net proceeds.
Operating Activities
Our operating activities used cash of $198.8 million for the year ended December 31, 2013, compared to $123.1 million for the year ended December 31, 2012, and $159.2 million for the year ended December 31, 2011.
Cash used in operating activities for 2013 related primarily to our $232.1 million in operating expenses, less non-cash expenses for accretion of debt discount totaling $26.3 million, stock-based compensation totaling $12.0 million, amortization of discounts and premiums on investments totaling $6.8 million, and depreciation and amortization totaling $3.1 million. Our operating expenses were primarily attributable to the development of cabozantinib. In addition, we paid $6.8 million for restructuring activities during the period. All of our license and contract revenues during 2013 were non-cash, which was reflected in the $14.9 million reduction in deferred revenue during the period.
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
Cash used in operating activities for 2011 related primarily to our $200.1 million in operating expenses for the year, less non-cash expenses for stock-based compensation totaling $12.1 million, non-cash expenses for accretion of debt discount totaling $8.0 million and depreciation and amortization totaling $6.8 million. In addition, there was an increase in our receivables balance relating to our collaboration agreements and a reduction in our other accrual balances due to the timing of payments made to vendors.
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
Investing Activities
Our investing activities provided cash of $144.4 million for the year ended December 31, 2013, compared to cash used of $259.5 million for the year ended December 31, 2012, and cash used of $51.5 million for 2011.
Cash provided by investing activities for 2013 was primarily due to the maturity of investments of $325.2 million, partially offset by investment purchases of $190.0 million.
Cash used by investing activities for 2012 was primarily due to the purchase of $533.5 million of investments and a net increase in restricted cash of $36.0 million, primarily in connection with the 2019 Notes. These uses were partially offset by proceeds from the maturity of investments of $310.8 million.
Cash used by investing activities for 2011 was primarily driven by the purchase of $237.2 million in investments partially offset by proceeds received from the maturity of investments of $124.8 million, proceeds from the sale of investments before maturity of $55.2 million and proceeds of $3.0 million from the sale of our 19.9% equity ownership in Artemis.
Financing Activities
Our financing activities used cash of $11.7 million for the year ended December 31, 2013, compared to cash provided of $478.4 million for the year ended December 31, 2012, and cash provided of $187.5 million for 2011.
Cash used for financing activities for 2013 was primarily due to principal payments on debt of $13.2 million.
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
Proceeds from collaboration loans and common stock issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes. Over the next several years, we are required to make certain payments on notes and bank obligations. In 2010, we amended our loan and security agreement with Silicon Valley Bank to provide for a new seven-year term loan in the amount of $80.0 million. In addition, we entered into a note purchase agreement with Deerfield pursuant to which we sold to Deerfield an aggregate $124.0 million initial principal amount of the Deerfield Notes for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. In August 2012, we incurred $287.5 million of indebtedness through the issuance of the 2019 Notes. See “---Certain Factors Important to Understanding Our Financial Condition and Results of Operations” and “Note 8 - Debt” of the Notes to the Consolidated Financial Statements for additional details on these agreements.
Cash Requirements
We have incurred annual net losses since inception through the year ended December 31, 2013, with the exception of the fiscal year ended December 31, 2011. In 2011, we had net income primarily as a result of the acceleration of revenue recognized under our 2008 collaboration agreement with Bristol-Myers Squibb that terminated in October 2011 and under our

2009 discovery collaboration agreement with Sanofi that terminated in December 2011. We anticipate net losses and negative operating cash flow for the foreseeable future. For the year ended December 31, 2013, we had a net loss of $244.8 million; as of December 31, 2013, we had an accumulated deficit of $1.5 billion. We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013. From the commercial launch through December 31, 2013, we have generated $15.0 million in net revenues from the sale of COMETRIQ. We have derived substantially all of our revenues since inception from collaborative research and development agreements. Revenues from research and development collaborations depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ for progressive, metastatic MTC, license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues for each year other than 2011, and we expect to spend significant additional amounts to fund the continued development of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve future profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
We anticipate that our current cash and cash equivalents, short- and long-term investments and product revenues will enable us to maintain our operations for a period of at least 12 months following the end of 2013. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

•	the progress and scope of the development and commercialization activities with respect to COMETRIQ (cabozantinib);

•	repayment of the 2019 Notes;

•	repayment of the Deerfield Notes;

•	repayment of our loan from Silicon Valley Bank;

•	the commercial success of COMETRIQ and the revenues we generate;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds or programs;

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including, in particular, with respect to COMETRIQ (cabozantinib)) that provide additional capital;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents, short- and long-term investments that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	our obligation to share U.S. marketing and commercialization costs for cobimetinib under our collaboration with Genentech;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost of any acquisitions of or investments in businesses, products and technologies.
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
We have contractual obligations in the form of debt, loans payable, operating leases, purchase obligations and other long-term liabilities. The following chart details our contractual obligations, including any potential accrued or accreted interest, as of December 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 years	More than 5 years
Convertible notes (1)	$401,500	$10,000	$104,000	$—	$287,500
Loans payable (2)	82,090	1,762	328	80,000	—
Operating leases (3)	68,389	19,896	36,583	11,910	—
Purchase obligations (4)	830	830	—	—	—
Other long-term liabilities	66	7	—	59	—
Total contractual cash obligations	$552,875	$32,495	$140,911	$91,969	$287,500
____________________

(1)
Includes our obligations under the Deerfield Notes and the 2019 Notes. See “---Certain Factors Important to Understanding Our Financial Condition and Results of Operations” and “Note 8 - Debt” of the Notes to Consolidated Financial Statements regarding the terms of the Deerfield Notes and the 2019 Notes.

(2)
Includes our obligations under our loan from Silicon Valley Bank. See “---Certain Factors Important to Understanding Our Financial Condition and Results of Operations” and “Note 8 - Debt” of the Notes to Consolidated Financial Statements regarding the terms of our loan from Silicon Valley Bank.

(3)	The operating lease payments do not include $16.1 million to be received through 2017 in connection with the sublease for three of our South San Francisco buildings.

(4)
At December 31, 2013, we had firm purchase commitments related to manufacturing and maintenance of inventory. These commitments include a portion of our 2014 contractual minimum purchase obligation. Our actual purchases are expected to significantly exceed these amounts.

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
Recent Accounting Pronouncements
In July 2012, ASC Topic 350, Testing Indefinite-Lived Intangible Assets for Impairment was amended to permit a reporting entity to first assess qualitative factors to determine whether it is necessary to perform the annual quantitative impairment test for indefinite-lived intangible assets. This guidance was effective January 1, 2013. The adoption of this amendment did not affect our financial position or results of operations.
In February 2013, ASC Topic 220, Comprehensive Income was amended to require additional information about amounts reclassified out of accumulated other comprehensive income. We adopted this guidance beginning January 1, 2013, and will provide the additional information when such reclassifications occur. The adoption of this amendment did not affect our financial position or results of operations.
Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. As of December 31, 2013 and 2012, we had cash investments of $415.9 million and $634.0 million, respectively. Our investments are subject to interest rate risk, and our interest income may fluctuate due to changes in U.S. interest rates. We manage market risk through diversification requirements mandated by our investment policy, which limits the amount of our portfolio that can be invested in a single issuer. We limit our credit risk by limiting purchases to high-quality issuers. At December 31, 2013 and 2012, we had debt outstanding of $347.2 million and $335.7 million, respectively. Our payment commitments associated with these debt instruments are primarily fixed and consist of interest payments, principal payments, or a combination of both. The fair value of our investments and our debt will fluctuate with movements of interest rates. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of December 31, 2013 and 2012. For our investments, the estimated effects of hypothetical interest rate changes are obtained from the same third-party pricing sources we use to value our investments. For debt instruments, we determine the estimated effects of hypothetical interest rate changes using the same present value model we use to determine the fair of value of those instruments. As of December 31, 2013 and 2012, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $8.2 million and $8.7 million, respectively.
In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. Most of our foreign expenses incurred were associated with establishing and conducting clinical trials for cabozantinib at sites outside of the United States. Our agreements with the foreign sites that conduct such clinical trials generally provide that payments for the services provided will be calculated in the currency of that country, and converted into U.S. dollars using various exchange rates based upon when services are rendered or the timing of invoices. When the U.S. dollar weakens against foreign currencies, the U.S. dollar value of the foreign-currency denominated expense increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated expense decreases. As of December 31, 2013 and 2012, approximately $4.9 million and $1.1 million, respectively, of our clinical accrual balance was owed in foreign currencies. An adverse change of one percentage point in the foreign currency exchange rates would not have resulted in a material impact for any periods presented.
We incurred a net loss of $0.3 million relating to our foreign currency contract that was settled in December 2011. We did not record any gains or losses relating to foreign exchange fluctuations for the fiscal years ended December 31, 2013 or 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EXELIXIS, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Exelixis, Inc.
We have audited the accompanying consolidated balance sheets of Exelixis, Inc. as of December 27, 2013 and December 28, 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit) and cash flows for each of the three fiscal years in the period ended December 27, 2013. These financial statements are the responsibility of Exelixis, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exelixis, Inc. at December 27, 2013 and December 28, 2012, and the consolidated results of its operations, and its cash flows for each of the three fiscal years in the period ended December 27, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Exelixis, Inc.’s internal control over financial reporting as of December 27, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Redwood City, California
February 20, 2014

EXELIXIS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$103,978	$170,069
Short-term investments	138,475	241,371
Short-term restricted cash and investments	12,213	12,246
Trade and other receivables	3,941	2,751
Inventory	2,890	—
Prepaid expenses and other current assets	5,112	6,104
Total current assets	266,609	432,541
Long-term investments	144,299	182,311
Long-term restricted cash and investments	16,897	27,964
Property and equipment, net	4,910	6,059
Goodwill	63,684	63,684
Other assets	6,888	8,538
Total assets	$503,287	$721,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,345	$4,398
Accrued clinical trial liabilities	34,958	20,560
Accrued compensation and benefits	12,797	10,375
Other accrued liabilities	13,116	11,795
Current portion of convertible notes	10,000	10,000
Current portion of loans payable	1,762	3,170
Current portion of restructuring	4,425	5,085
Deferred revenue	1,450	16,321
Total current liabilities	87,853	81,704
Long-term portion of convertible notes	255,147	240,476
Long-term portion of loans payable	80,328	82,090
Long-term portion of restructuring	9,047	14,137
Other long-term liabilities	4,674	6,256
Total liabilities	437,049	424,663
Commitments (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding: 184,533,651 and 183,697,213 shares at December 31, 2013 and 2012, respectively	184	183
Additional paid-in capital	1,564,670	1,550,345
Accumulated other comprehensive income (loss)	146	(92)
Accumulated deficit	(1,498,762)	(1,254,002)
Total stockholders’ equity	66,238	296,434
Total liabilities and stockholders’ equity	$503,287	$721,097
The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
License, contract and collaboration reimbursement revenues	$16,321	$47,450	$289,636
Net product revenues	15,017	—	—
Total revenues	31,338	47,450	289,636
Operating expenses:
Cost of goods sold	1,118	—	—
Research and development	178,763	128,878	156,836
Selling, general and administrative	50,958	31,837	33,129
Restructuring charge	1,231	9,171	10,136
Total operating expenses	232,070	169,886	200,101
(Loss) income from operations	(200,732)	(122,436)	89,535
Other income (expense), net:
Interest income and other, net	1,223	1,986	1,462
Interest expense	(45,347)	(27,088)	(16,259)
Gain on sale of business	—	—	2,254
Total other income (expense), net	(44,124)	(25,102)	(12,543)
(Loss) income before income taxes	(244,856)	(147,538)	76,992
Income tax (benefit) provision	(96)	107	1,295
Net (loss) income	$(244,760)	$(147,645)	$75,697
Net (loss) income per share, basic	$(1.33)	$(0.92)	$0.60
Net (loss) income per share, diluted	$(1.33)	$(0.92)	$0.58
Shares used in computing basic (loss) income per share amounts	184,062	160,138	126,018
Shares used in computing diluted (loss) income per share amounts	184,062	160,138	130,479

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net (loss) income	$(244,760)	$(147,645)	$75,697
Other comprehensive income (loss), net of tax of $106, $0 and $0 (1)	238	46	(150)
Comprehensive (loss) income	$(244,522)	$(147,599)	$75,547
____________________

(1)
Other comprehensive income (loss) consisted solely of unrealized gains or losses on available for sale securities arising during the periods presented. There were no reclassification adjustments to net income resulting from realized gains or losses on the sale of securities.

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2010	109,287,160	$109	$953,608	$12	$(1,182,054)	$(228,325)
Net income	—	—	—	—	75,697	75,697
Other comprehensive loss	—	—	—	(150)	—	(150)
Issuance of common stock under stock plans	3,488,669	3	15,038	—	—	15,041
Sale of shares of common stock	17,250,000	17	179,358	—	—	179,375
Issuance of common stock for settlement of convertible loan	5,537,906	6	36,889	—	—	36,895
Stock-based compensation expense	—	—	12,099	—	—	12,099
Balance at December 31, 2011	135,563,735	135	1,196,992	(138)	(1,106,357)	90,632
Net loss	—	—	—	—	(147,645)	(147,645)
Other comprehensive income	—	—	—	46	—	46
Issuance of common stock under stock plans	983,478	1	2,821	—	—	2,822
Sale of shares of common stock	47,150,000	47	203,914	—	—	203,961
Equity component of convertible debt issued, net	—	—	137,785	—	—	137,785
Stock-based compensation expense	—	—	8,833	—	—	8,833
Balance at December 31, 2012	183,697,213	183	1,550,345	(92)	(1,254,002)	296,434
Net loss	—	—	—	—	(244,760)	(244,760)
Other comprehensive income	—	—	—	238	—	238
Issuance of common stock under stock plans	836,438	1	2,294	—	—	2,295
Stock-based compensation expense	—	—	12,031	—	—	12,031
Balance at December 31, 2013	184,533,651	$184	$1,564,670	$146	$(1,498,762)	$66,238
The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(244,760)	$(147,645)	$75,697
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,147	5,717	6,822
Stock-based compensation expense	12,031	8,833	12,099
Restructuring (credit) charge for property and equipment	—	(204)	497
Accretion of debt discount	26,290	14,752	7,989
Gain on sale of property and equipment	—	(950)	—
Gain on sale of businesses	—	—	(2,254)
Other	6,787	4,989	4,801
Changes in assets and liabilities:
Other receivables	(1,190)	27,038	(24,294)
Inventory	(2,890)	—	—
Prepaid expenses and other current assets	1,034	(1,764)	10,553
Other assets	—	(1,966)	405
Accounts payable and other accrued liabilities	8,691	5,149	(14,801)
Clinical trial liability	14,398	1,169	9,246
Restructuring liability	(5,750)	5,244	(303)
Other long-term liabilities	(1,690)	(1,588)	(1,162)
Deferred revenue	(14,871)	(41,920)	(244,528)
Net cash used in operating activities	(198,773)	(123,146)	(159,233)
Cash flows from investing activities:
Purchases of property and equipment	(2,171)	(2,717)	(991)
Proceeds from sale of property and equipment	143	1,943	1,526
Proceeds from sale of businesses	—	—	3,010
Proceeds from maturities of restricted cash and investments	17,268	5,499	8,099
Purchase of restricted cash and investments	(6,085)	(41,485)	(5,899)
Proceeds from sale of investments	—	—	55,205
Proceeds from maturities of investments	325,171	310,765	124,800
Purchases of investments	(189,975)	(533,475)	(237,213)
Net cash provided by (used in) investing activities	144,351	(259,470)	(51,463)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	203,479	179,375
Proceeds from exercise of stock options and warrants	72	929	12,436
Proceeds from employee stock purchase plan	1,429	1,217	1,734
Proceeds from debt issuance, net	—	277,673	2,589
Principal payments on debt	(13,170)	(4,870)	(8,621)
Net cash (used in) provided by financing activities	(11,669)	478,428	187,513
Net increase (decrease) in cash and cash equivalents	(66,091)	95,812	(23,183)
Cash and cash equivalents at beginning of year	170,069	74,257	97,440
Cash and cash equivalents at end of year	$103,978	$170,069	$74,257
Supplemental cash flow disclosure:
Cash paid for interest	$19,160	$6,982	$6,835
Cash paid for taxes	$—	$1,118	$—
Non-cash financing activity:
Issuance of common stock for settlement of convertible loan, including accrued interest	$—	$—	$36,895

The accompanying notes are an integral part of these consolidated financial statements

EXELIXIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biotechnology company committed to developing small molecule therapies for the treatment of cancer. Our two most advanced assets, COMETRIQ® (cabozantinib), our wholly-owned inhibitor of multiple receptor tyrosine kinases, and cobimetinib (GDC-0973/XL518), a potent, highly selective inhibitor of MEK, which we out-licensed to Genentech, Inc. (a wholly-owned member of the Roche Group) (“Genentech”) are currently the subject of six ongoing phase 3 pivotal trials. Top-line results from four of these pivotal trials are expected in 2014.
We are focusing our proprietary resources and development and commercialization efforts primarily on COMETRIQ® (cabozantinib), which was approved on November 29, 2012, by the U.S. Food and Drug Administration for the treatment of progressive, metastatic medullary thyroid cancer (“MTC”) in the United States, where it became commercially available in late January 2013. In December 2013, the European Committee for Medicinal Products for Human Use (“CHMP”) issued a positive opinion on the Marketing Authorization Application submitted to the European Medicines Agency for COMETRIQ for the proposed indication of progressive, unresectable, locally advanced, or metastatic MTC. The CHMP’s positive opinion will be reviewed by the European Commission, which has the authority to approve medicines for the European Union.
Cabozantinib is being evaluated in a broad development program, including two ongoing phase 3 pivotal trials in metastatic castration-resistant prostate cancer (“CRPC”) an ongoing phase 3 pivotal trial in metastatic renal cell cancer and an ongoing phase 3 pivotal trial in advanced hepatocellular cancer. We believe cabozantinib has the potential to be a high-quality, broadly-active and differentiated anti-cancer agent that can make a meaningful difference in the lives of patients. Our objective is to develop cabozantinib into a major oncology franchise, and we believe that the approval of COMETRIQ (cabozantinib) for the treatment of progressive, metastatic MTC provides us with the opportunity to establish a commercial presence in furtherance of this objective. We currently expect top-line data from our two phase 3 pivotal trials of cabozantinib in CRPC and the overall survival analysis of our phase 3 pivotal trial of cabozantinib in progressive, metastatic MTC in 2014.
Cobimetinib is also being evaluated in a broad development program, including a multicenter, randomized, double-blind, placebo-controlled phase 3 clinical trial evaluating the combination of cobimetinib with vemurafenib versus vemurafenib in previously untreated BRAFV600 mutation positive patients with unresectable locally advanced or metastatic melanoma that was initiated on November 1, 2012. Roche and Genentech have provided guidance that they expect top-line data from this trial in 2014.
Basis of Consolidation
The consolidated financial statements include the accounts of Exelixis and those of our wholly-owned subsidiaries, including Exelixis International (Bermuda) Ltd. (“Exelixis Bermuda”). Effective July 2013, Exelixis engaged in intercompany transactions whereby Exelixis Bermuda acquired the existing and future intellectual property rights to exploit cabozantinib in jurisdictions outside of the United States. Exelixis Bermuda’s functional currency is the U.S. Dollar. All intercompany balances and transactions have been eliminated.
Basis of Presentation
Exelixis has adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2011, a 52-week year, ended on December 30, 2011, fiscal year 2012, a 52-week year, ended on December 28, 2012, fiscal year 2013, a 52-week year, ended on December 27, 2013, and fiscal year 2014, a 53-week year, will end on January 2, 2015. For convenience, references in this report as of and for the fiscal years ended December 30, 2011, December 28, 2012 and December 27, 2013, are indicated on a calendar year basis, ended December 31, 2011, 2012 and 2013, respectively.
Segment Information
We operate as a single reportable segment.
Use of Estimates
The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to inventory, revenue recognition, valuation of long-lived assets, certain accrued liabilities including clinical trial accruals and restructuring liability, share-based compensation and the valuation of the debt and equity components of our convertible debt at issuance. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results could differ materially from those estimates.
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
We classify those investments we do not require for use in current operations that mature in more than 12 months as Long-term investments on our Consolidated Balance Sheets. Additionally, those investments that collateralize loan balances with terms that extend 12 months or longer were classified as long-term investments even if the investment’s remaining term to maturity was one year or less; they are not restricted to withdrawal.
All of our investments are subject to a quarterly impairment review. We recognize an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, our intent to sell the security and whether or not we will be required to sell the security before the recovery of its amortized cost. During the years ended December 31, 2013, 2012, and 2011, we did not record any significant other-than-temporary impairment charges on our available-for-sale securities.
Fair Value Measurements
Fair value reflects the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We disclose the fair value of financial instruments for assets and liabilities for which the value is practicable to estimate. For those financial instruments measured and recorded at fair value on a recurring basis, we also provide fair value hierarchy information in these Notes to Consolidated Financial Statements. The fair value hierarchy has the following three levels:
Level 1 – quoted prices (unadjusted) in active markets for identical assets and liabilities that the reporting entity can access at the measurement date.
Level 2 – observable inputs, other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly. These inputs include using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs, such as interest rates and prices that can be directly observed or corroborated in active markets.
Level 3—unobservable inputs.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain investments within the fair value hierarchy.
Inventory
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

We consider regulatory approval of product candidates to be uncertain and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval were not capitalized as inventory but were expensed as research and development costs. When regulatory approval is obtained, we begin capitalization of inventory related costs. We received regulatory approval for our first product, COMETRIQ, on November 29, 2012.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Equipment and furniture	5 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of lease life or 7 years
Capitalized software includes certain internal use computer software development costs.
Repairs and maintenance costs are charged to expense as incurred.
Goodwill
Goodwill amounts have been recorded as the excess purchase price over tangible assets, liabilities and intangible assets acquired based on their estimated fair value, by applying the purchase method. Goodwill is not subject to amortization. We evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. When evaluating goodwill for impairment we must determine the reporting units that exist within Exelixis. We have determined that we have one reporting unit consistent with our single business segment as of December 31, 2013 and 2012.
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
See “Note 4 - Restructurings” for further information on write-downs of property and equipment resulting from our Restructurings.
Revenue Recognition
We recognize revenue from the sale of COMETRIQ and from license fees, milestones and contingent payments earned on research and collaboration arrangements.
License, Contract and Collaboration Reimbursement Revenues
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
We enter into corporate collaborations under which we may obtain upfront license fees, research funding, contingent, milestone and royalty payments. Our deliverables under these arrangements typically consist of intellectual property rights and research and development services. We evaluate whether the delivered elements under these arrangements have value to our collaboration partner on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered item exists. If we determine that multiple deliverables exist, the consideration is allocated to one or more units of accounting based upon the best estimate of the selling price of each deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a combined unit of accounting, non-refundable upfront fees and milestones are recognized in a manner consistent with the final deliverable, which has generally been ratably over the period of the research and development obligation.
Contingency payments (received upon the achievement of certain events by our collaborators) and milestone payments (received upon the achievement of certain events by us) are non-refundable and recognized as revenues over the period of the research arrangement. This typically results in a portion of the payments being recognized at the date the contingency or milestone is achieved, which portion is equal to the applicable percentage of the research term that has elapsed at the date of achievement, and the balance being recognized over the remaining research term of the agreement. In certain situations, we may receive contingent payments after the end of our period of continued involvement. In such circumstances, we would recognize 100% of the contingent revenues when the contingency is achieved. Contingency and milestones payments, when recognized as revenue, are classified as contract revenues in our Consolidated Statements of Operations.
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
Net Product Revenues
We recognize revenue when it is both realized or realizable and earned, meaning persuasive evidence of an arrangement exists, delivery has occurred, title has transferred, the price is fixed or determinable, there are no remaining customer acceptance requirements, and collectability of the resulting receivable is reasonably assured. For product sales in the United States, this generally occurs upon shipment of the product to the patient by our distributor. For product sales in Europe, this occurs when our European distribution partner has accepted the product.
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
Cost of Goods Sold
Cost of goods sold is related to our product revenues and in 2013 consisted primarily of 3% royalty we are required to pay GlaxoSmithKline and indirect labor costs, and to a lesser extent, the cost of manufacturing and other third party logistics costs of our product. A significant portion of the manufacturing costs for 2013 product sales were incurred prior to regulatory approval of COMETRIQ for the treatment of progressive, metastatic MTC and, therefore, were expensed as research and development costs when those costs were incurred, rather than capitalized as inventory.
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
Substantial portions of our preclinical studies and all of our clinical trials have been executed with support from by third-party contract research organizations (“CROs”) and other vendors. We accrue expenses for preclinical studies performed by our vendors based on certain estimates over the term of the service period and adjust our estimates as required. We accrue expenses for clinical trial activities performed by CROs based upon the estimated amount of work completed on each trial. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites, and the duration for which the patients will be enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms. We base our estimates on the best information available at the time. However, additional information may become available to us which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period first known. For example, during the years ended December 31, 2013, 2012 and 2011, we recorded a reduction related to prior periods of approximately $0.8 million, $2.7 million, and $1.6 million, respectively, to our accrued clinical trial liabilities and research and development expenses primarily related to our phase 2 and phase 3 clinical trials for cabozantinib.
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
Foreign Currency Translation and Remeasurement
Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured using exchange rates in effect at the end of the period and related gains or losses are recorded in interest income and other, net. Gains and losses on the remeasurement of monetary assets and liabilities were not material for any of the years presented. We do not have any nonmonetary assets or liabilities denominated in currencies other than the U.S. dollar.
Stock-Based Compensation
Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated using the Black-Scholes Merton option pricing model. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. We estimate the term using historical data and peer data. We recognize compensation expense on a straight-line basis over the requisite service period. Compensation expense relating to awards subject to performance conditions is recognized if it is probable that the performance goals will be achieved. The probability of achievement is assessed on a quarterly basis. The total number of awards expected to vest is adjusted for estimated forfeitures. We have elected to use the simplified method to calculate the beginning pool of excess tax benefits.
Need to Raise Additional Capital
We have incurred annual net losses since inception through the year ended December 31, 2013, with the exception of the fiscal year ended December 31, 2011. In 2011, we had net income primarily as a result of the acceleration of revenue recognized under our 2008 collaboration agreement with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”) that terminated in October 2011 and under our 2009 discovery collaboration agreement with Sanofi that terminated in December 2011. We anticipate net losses and negative operating cash flow for the foreseeable future. For the year ended December 31, 2013, we had a net loss of $244.8 million; as of December 31, 2013, we had an accumulated deficit of $1.5 billion. We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013. From the commercial launch through December 31, 2013, we have generated $15.0 million in net revenues from the sale of COMETRIQ. We have derived substantially all of our revenues since inception from collaborative research and development agreements. Revenues from research and development collaborations depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ for progressive, metastatic MTC, license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues for each year other than 2011, and we expect to spend significant additional amounts to fund the continued development of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve future profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
Recently Adopted Accounting Pronouncements
In July 2012, Accounting Standards Codification (“ASC”) Topic 350, Testing Indefinite-Lived Intangible Assets for Impairment was amended to permit a reporting entity to first assess qualitative factors to determine whether it is necessary to perform the annual quantitative impairment test for indefinite-lived intangible assets. This guidance was effective January 1, 2013. The adoption of this amendment did not affect our financial position or results of operations.
In February 2013, ASC Topic 220, Comprehensive Income was amended to require additional information about amounts reclassified out of accumulated other comprehensive income. We adopted this guidance beginning January 1, 2013, and will provide the additional information when such reclassifications occur. The adoption of this amendment did not affect our financial position or results of operations.
NOTE 2. RESEARCH AND COLLABORATION AGREEMENTS
Cobimetinib Collaboration
In December 2006, we entered into a worldwide co-development agreement with Genentech for the development and commercialization of cobimetinib. Cobimetinib is a potent, highly selective inhibitor of MEK, a serine/threonine kinase that is a component of the RAS/RAF/MEK/ERK pathway. This pathway mediates signaling downstream of growth factor receptors, and is prominently activated in a wide variety of human tumors. In preclinical studies, oral dosing of cobimetinib resulted in potent and sustained inhibition of MEK in RAS- or BRAF-mutant tumor models. Exelixis discovered cobimetinib internally and advanced the compound to investigational new drug (“IND”), status.
Genentech paid upfront and milestone payments of $25.0 million in December 2006 and $15.0 million in January 2007 upon signing of the co-development agreement and with the submission of the IND for cobimetinib. Under the terms of the agreement, we were responsible for developing cobimetinib through the end of a phase 1 clinical trial, and Genentech had the option to co-develop cobimetinib, which Genentech could exercise after receipt of certain phase 1 data from us. In March 2008, Genentech exercised its option, triggering a payment to us of $3.0 million, which we received in April 2008. We were responsible for the phase 1 clinical trial until the point that a maximum tolerated dose (“MTD”) was determined. After MTD was determined, we granted to Genentech an exclusive worldwide revenue-bearing license to cobimetinib in March 2009, at which point Genentech became responsible for completing the phase 1 clinical trial and subsequent clinical development. We received an additional $7.0 million payment in March 2010.
Preliminary results from BRIM7, an ongoing phase 1b dose escalation study conducted by Roche and Genentech of the BRAF inhibitor vemurafenib in combination with cobimetinib in patients with locally advanced/unresectable or metastatic melanoma carrying a BRAFV600 mutation were presented at the 2012 European Society of Medical Oncologists Annual Meeting. Updated data from BRIM7 reported at the European Cancer Congress 2013 suggest that the preliminary safety profile and activity of the investigational combination of cobimetinib and vemurafenib are encouraging in BRAF inhibitor-naïve patients. Although the phase 1b dose escalation study was designed to evaluate the safety and tolerability of cobimetinib in combination with vemurafenib, objective responses (comprising complete or partial responses) were observed in 85% of the patients who had not been previously treated with a BRAF inhibitor.
As disclosed on ClinicalTrials.gov (NCT01689519), a multicenter, randomized, double-blind, placebo-controlled phase 3 clinical trial evaluating the combination of vemurafenib with cobimetinib versus vemurafenib in previously untreated BRAFV600 mutation positive patients with unresectable locally advanced or metastatic melanoma was initiated on November 1, 2012. On January 14, 2013, we received notice from Genentech that the first patient was dosed in this phase 3 pivotal trial. Roche and Genentech have provided guidance that they expect top-line data from this trial in 2014.
In addition, as disclosed on ClinicalTrials.gov, on the basis of strong scientific rationale and encouraging preclinical data, Genentech is initiating the following new clinical trials of cobimetinib in combination with other agents under the agreement:

•
A Phase 1b, Open-Label, Dose-Escalation Study of the Safety, Tolerability, and Pharmacokinetics of MEHD7945A and Cobimetinib in Patients with Locally Advanced or Metastatic Solid Tumors with Mutant KRAS (NCT01986166);

•
A Phase 1b, Open-Label Study Evaluating the Safety, Tolerability, and Pharmacokinetics of Onartuzumab in Combination with Vemurafenib and/or Cobimetinib in Patients with Advanced Solid Malignancies (NCT01974258); and

•	A Phase 1b Study of the Safety and Pharmacology of MPDL3280A Administered with Cobimetinib in Patients with Locally Advanced or Metastatic Solid Tumors (NCT01988896).
Under the terms of our agreement with Genentech, we are entitled to an initial equal share of U.S. profits and losses for cobimetinib, which will decrease as sales increase, and will share equally in the U.S. marketing and commercialization costs. The profit share has multiple tiers--we are entitled to 50% of profits from the first $200 million of U.S. actual sales, decreasing to 30% of profits from U.S. actual sales in excess of $400 million. We are entitled to low double-digit royalties on

ex-U.S. net sales. In November 2013, we exercised our option to co-promote in the U.S. We will provide up to 25% of the total sales force for cobimetinib in the U.S. if commercialized, and will call on customers and otherwise engage in promotional activities using that sales force, consistent with the terms of the co-development agreement and a co-promotion agreement to be entered into by the parties. If Genentech terminates the co-development agreement without cause, all licenses that were granted to Genentech under the agreement terminate and revert to us. Additionally, we would receive, subject to certain conditions, licenses from Genentech to research, develop and commercialize reverted product candidates.
We did not any recognize any revenue under our current agreement with Genentech during the three years ended December 31, 2013.
Other Collaborations
We have established collaborations with other leading pharmaceutical and biotechnology companies, including GlaxoSmithKline, Bristol-Myers Squibb, Sanofi, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo Company Limited, (“Daiichi Sankyo”), for various compounds and programs in our portfolio. Pursuant to these collaborations, we have out-licensed compounds or programs to a partner for further development and commercialization, have no further development cost obligations related to such compounds or programs and may be entitled to receive contingent payments and royalties or a share of profits from commercialization. Several of these out-licensed compounds are in multiple phase 2 studies. These partnered compounds could potentially be of significant value to us if their development progresses successfully.
With respect to these partnered compounds, we are eligible to receive potential contingent payments under our collaborations totaling approximately $2.4 billion in the aggregate on a non-risk adjusted basis, of which approximately 10% are related to clinical development milestones, approximately 41% are related to regulatory milestones and approximately 49% are related to commercial milestones, all to be achieved by the various licensees.
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
GlaxoSmithKline continues to develop foretinib (XL880), and as disclosed on ClinicalTrials.gov, is currently recruiting patients into phase 1/2 trials studying the activity of foretinib in metastatic breast cancer both as a single agent
(NCT01147484) and in combination with lapatinib (NCT01138384), and in NSCLC as a single agent and in combination with erlotinib (NCT02034097).
In connection with the sales of COMETRIQ, during the year ended December 31, 2013 we recorded $0.4 million in royalty expense, which is included in Cost of Goods Sold on our Consolidated Statements of Operations. We did not recognize any revenue under our agreement with GlaxoSmithKline during the three years ended December 31, 2013.
The $85.0 million loan we received from GlaxoSmithKline was repayable in three annual installments. We paid the final installment of principal and accrued interest under the loan in shares of our common stock on October 27, 2011 and GlaxoSmithKline subsequently released its related security interest in certain of our patents.

Bristol-Myers Squibb
ROR Collaboration Agreement
In October 2010, we entered into a worldwide collaboration with Bristol-Myers Squibb pursuant to which each party granted to the other certain intellectual property licenses to enable the parties to discover, optimize and characterize ROR antagonists that may subsequently be developed and commercialized by Bristol-Myers Squibb. In November 2010 we received a nonrefundable upfront cash payment of $5.0 million from Bristol-Myers Squibb. Additionally, for each product developed by Bristol-Myers Squibb under the collaboration, we will be eligible to receive payments upon the achievement by Bristol-Myers Squibb of development and regulatory milestones of up to $255.0 million in the aggregate and commercialization milestones of up to $150.0 million in the aggregate, as well as royalties on commercial sales of any such products. The collaboration agreement was amended and restated in April 2011 in connection with an assignment of patents to a wholly-owned subsidiary.
Under the terms of the collaboration agreement, we were responsible for activities related to the discovery, optimization and characterization of the ROR antagonists during the collaborative research period. In July 2011, we earned a $2.5 million milestone payment for achieving certain lead optimization criteria. The collaborative research period began on October 8, 2010 and ended on July 8, 2013. Since the end of the collaborative research period, Bristol-Myers Squibb has and will continue to have sole responsibility for any further research, development, manufacture and commercialization of products developed under the collaboration and will bear all costs and expenses associated with those activities.
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
We recognized license and contract revenues of $1.5 million, $2.9 million and $2.8 million during the years ended December 31, 2013, 2012 and 2011, respectively, under our ROR collaboration agreement with Bristol-Myers Squibb.
LXR Collaboration Agreement
In December 2005, we entered into a collaboration agreement with Bristol-Myers Squibb for the discovery, development and commercialization of novel therapies targeted against LXR, a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic disorders. This agreement became effective in January 2006, at which time we granted Bristol-Myers Squibb an exclusive worldwide license with respect to certain intellectual property primarily relating to compounds that modulate LXR, including BMS-852927 (XL041). During the research term, we jointly identified drug candidates with Bristol-Myers Squibb that were ready for IND-enabling studies. After the selection of a drug candidate for further clinical development by Bristol-Myers Squibb, Bristol-Myers Squibb agreed to be solely responsible for further preclinical development as well as clinical development, regulatory, manufacturing and sales/marketing activities for the selected drug candidate. We do not have rights to reacquire the drug candidates selected by Bristol-Myers Squibb. The research term expired in January 2010 and we transferred the technology to Bristol-Myers Squibb in 2011 to enable it to continue the LXR program. BMS has terminated development of XL041 and we have been advised that BMS is continuing additional preclinical research on the program. The collaboration agreement was amended and restated in April 2011 in connection with an assignment of patents to a wholly-owned subsidiary.
Under the collaboration agreement, Bristol-Myers Squibb paid us a nonrefundable upfront cash payment in the amount of $17.5 million and was obligated to provide research and development funding of $10.0 million per year for an initial research period of two years. In September 2007, the collaboration was extended at Bristol-Myers Squibb’s request through January 12, 2009, and in November 2008, the collaboration was further extended at Bristol-Myers Squibb’s request through January 12, 2010. Under the collaboration agreement, Bristol-Myers Squibb is required to pay us contingent amounts associated with development and regulatory milestones of up to $138.0 million per product for up to two products from the collaboration. In addition, we are also entitled to receive payments associated with sales milestones of up to $225.0 million and royalties on sales of any products commercialized under the collaboration. In connection with the extension of the collaboration through January 2009 and subsequently through January 2010, Bristol-Myers Squibb paid us additional research funding of approximately $7.7 million and approximately $5.8 million, respectively. In December 2007, we received $5.0 million in connection with the achievement by Bristol-Myers Squibb, of a development milestone with respect to BMS-852927 (XL041).

We did not any recognize any revenue under our LXR collaboration agreement with Bristol-Myers Squibb during the three years ended December 31, 2013.
Terminated Agreements
During 2013 and 2011, a number of additional license and collaboration agreements with Bristol-Myers Squibb were terminated or concluded, including a October 2010 license agreement for our small-molecule TGR5 agonist program, a December 2008 collaboration to develop and commercialize cabozantinib and XL281 (BMS-908662), a RAF inhibitor, and a January 2007 agreement to discover, develop and commercialize novel targeted therapies for the treatment of cancer. As a result of the termination, Bristol-Myers Squibb’s license relating to cabozantinib terminated and its rights to cabozantinib reverted to us, and we received, subject to certain terms and conditions, licenses from Bristol-Myers Squibb to research, develop and commercialize cabozantinib. We have no continuing obligations under these terminated agreements.
We recognized license and contract revenues of $14.8 million, $28.4 million and $168.9 million during the years ended December 31, 2013, 2012 and 2011, respectively, under these terminated agreements with Bristol-Myers Squibb.
Sanofi
In May 2009, we entered into a global license agreement with Sanofi for SAR245408 (XL147) and SAR245409 (XL765), leading inhibitors of phosphoinositide-3 kinase (“PI3K”), and a broad collaboration for the discovery of inhibitors of PI3K for the treatment of cancer. The license agreement and collaboration agreement became effective on July 7, 2009. In connection with the effectiveness of the license and collaboration, on July 20, 2009, we received upfront payments of $140.0 million ($120.0 million for the license and $20.0 million for the collaboration), less applicable withholding taxes of $7.0 million, for a net receipt of $133.0 million. We received a refund payment in December 2011 with respect to the withholding taxes previously withheld.
Under the license agreement, Sanofi received a worldwide exclusive license to SAR245408 (XL147) and SAR245409 (XL765), which are in phase 1, phase 1b/2 and phase 2 clinical trials, and has sole responsibility for all subsequent clinical, regulatory, commercial and manufacturing activities. Sanofi is responsible for funding all development activities with respect to SAR245408 (XL147) and SAR245409 (XL765), including our activities. Following the effectiveness of the license agreement, we conducted the majority of the clinical trials for SAR245408 (XL147) and SAR245409 (XL765) at the expense of Sanofi. As provided for under the license agreement, however, the parties transitioned all development activities for these compounds to Sanofi in 2011. As disclosed on ClinicalTrials.gov, SAR245408 (XL147) is currently being studied in a clinical trial evaluating pharmacokinetics of a tablet formulation in patients with solid tumors or lymphoma (NCT01943838). As disclosed on ClinicalTrials.gov, SAR245409 (XL765) is currently being studied in clinical trials in patients with lymphoma either as a single agent (NCT01403636) or in combination with bendamustine and/or rituximab (NCT01410513). In addition SAR245409 (XL765) is being studied in combination with a MEK inhibitor in patients with locally advanced or metastatic solid tumors (NCT01390818).
We will be eligible to receive contingent payments associated with development, regulatory and commercial milestones under the license agreement of $745.0 million in the aggregate, as well as royalties on sales of any products commercialized under the license.
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
In December 2011, we and Sanofi entered into an agreement pursuant to which the parties terminated the discovery collaboration agreement and released each other from any potential liabilities arising under the collaboration agreement prior to effectiveness of the termination in December 2011. Each party retains ownership of the intellectual property that it generated under the collaboration agreement, and we granted Sanofi covenants not-to-enforce with respect to certain of our intellectual property rights. The termination agreement also provided that Sanofi would make a payment to us of $15.3 million, which we received in January 2012. If either party or its affiliate or licensee develops and commercializes a therapeutic product containing an isoform-selective PI3K inhibitor that arose from such party’s work (or was derived from such work) under the collaboration agreement, then such party will be obligated to pay royalties to the other party based upon the net sales of such products. The termination agreement provides that Sanofi will make a one-time payment to us upon the first receipt by Sanofi or its affiliate or licensee of marketing approval for the first therapeutic product containing an isoform-selective PI3K inhibitor that arose from Sanofi’s work (or was derived from such work) under the collaboration agreement.

We recognized license, contract and collaboration reimbursement revenues of $113.9 million during the year ended December 31, 2011 under our collaboration agreement with Sanofi. We did not any recognize any revenue during the years ended December 31, 2013 or 2012.
Merck
In December 2011, we entered into an agreement with Merck pursuant to which we granted Merck an exclusive worldwide license to our PI3K-delta (“PI3K-d”) program, including XL499 and other related compounds. Pursuant to the terms of the agreement, Merck has sole responsibility to research, develop, and commercialize compounds from our PI3K-d program. The agreement became effective in December 2011.
Merck paid us an upfront cash payment of $12.0 million in January 2012 in connection with the agreement. We will be eligible to receive payments associated with the successful achievement of potential development and regulatory milestones for multiple indications of up to $239.0 million. We will also be eligible to receive payments for combined sales performance milestones and royalties on net-sales of products emerging from the agreement. Contingent payments associated with milestones achieved by Merck and royalties are payable on compounds emerging from our PI3K-d program or from certain compounds that arise from Merck’s internal discovery efforts targeting PI3K-d during a certain period.
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
We recognized license revenues of $10.7 million and $1.3 million during the years ended December 31, 2012 and 2011, respectively, under our collaboration agreement with Merck. We did not any recognize any revenue during the year ended December 31, 2013.
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
We recognized contract revenues of $5.5 million during the year ended December 31, 2012 under our collaboration agreement with Daiichi Sankyo. We did not any recognize any revenue during the years ended December 31, 2013 or 2011.

NOTE 3. DISPOSITION OF ARTEMIS PHARMACEUTICALS
In November 2007 we entered into a share sale and transfer agreement with Taconic Farms, Inc., (“Taconic”), pursuant to which Taconic acquired from us, for $19.8 million in cash, 80.1% of the outstanding share capital in our wholly-owned subsidiary, Artemis Pharmaceuticals GmbH (“Artemis”), located in Cologne, Germany. Subsequent to the transaction, Artemis was renamed TaconicArtemis GmbH. In September 2011 we exercised our right to sell our remaining 19.9% interest in Artemis to Taconic. We received $3.0 million in consideration of our remaining 19.9% interest in December 2011, and we recognized a gain of $2.3 million after consideration of the impact of foreign currency exchange rates and the write off of the carrying value of our investment in Artemis.
NOTE 4. RESTRUCTURINGS
Between March 2010 and May 2013, we implemented five restructurings, which we refer to collectively as the Restructurings, as a consequence of our decision to focus our proprietary resources and development efforts on the development and commercialization of cabozantinib and strategy to manage costs. The aggregate reduction in headcount from the Restructurings was 429 employees. We recorded charges and credits related to the Restructurings in periods other than those in which the Restructurings were implemented as a result of sublease activities for our buildings in South San Francisco, California, changes in assumptions regarding anticipated sublease activities, the effect of the passage of time on our discounted cash flow computations, previously planned employee terminations, and sales of excess equipment and other assets.
We have recorded aggregate restructuring charges of $53.3 million from inception through December 31, 2013 in connection with the Restructurings, of which $29.2 million related to facility charges, $21.7 million related to termination benefits, $2.3 million related to the impairment of excess equipment and other assets, and an additional minor amount related to legal and other fees. Asset impairment charges, net were partially offset by cash proceeds of $2.7 million from the sale of such assets.
For the years ended December 31, 2013, 2012, and 2011 we recorded restructuring charges of $1.2 million, $9.2 million, and $10.1 million, respectively, which related primarily to termination benefits and facility charges in connection with the exit of portions of certain of our buildings in South San Francisco.

The total outstanding restructuring liability related to the Restructurings is included in current and long-term portion of restructuring on our Consolidated Balance Sheets. The components and changes of these liabilities during the annual periods from inception of the restructuring activities through December 31, 2013 are summarized in the following table (in thousands):

	Employee Severance And Other Benefits	Facility Charges	Asset Impairment	Legal and Other Fees	Total
Restructuring charge	$17,677	$11,814	$3,173	$80	$32,744
Cash payments	(10,528)	(3,739)	—	(10)	(14,277)
Adjustments or non-cash credits including stock compensation expense	(1,626)	613	(3,341)	—	(4,354)
Proceeds from sale of assets	—	—	168	—	168
Ending accrual balance as of December 31, 2010	5,523	8,688	—	70	14,281
Restructuring charge	2,566	8,480	(907)	(3)	10,136
Cash payments	(7,366)	(3,469)	—	(16)	(10,851)
Adjustments or non-cash credits including stock compensation expense	(717)	222	(619)	—	(1,114)
Proceeds from sale of assets	—	—	1,526	—	1,526
Ending accrual balance as of December 31, 2011	6	13,921	—	51	13,978
Restructuring charge	970	8,276	(47)	(28)	9,171
Cash payments	(965)	(5,299)	—	(3)	(6,267)
Adjustments or non-cash credits including stock compensation expense	(11)	2,304	(891)	—	1,402
Proceeds from sale of assets	—	—	938	—	938
Restructuring liability as of December 31, 2012	—	19,202	—	20	19,222
Restructuring charge (credit)	496	662	88	(15)	1,231
Cash payments	(434)	(6,331)	—	—	(6,765)
Adjustments or non-cash credits including stock compensation expense	(55)	(73)	(183)	—	(311)
Proceeds from sale of assets	—	—	95	—	95
Restructuring liability as of December 31, 2013	$7	$13,460	$—	$5	$13,472
We expect to pay accrued facility charges of $13.5 million, net of cash received from our subtenants, through the end of our lease terms of the buildings, the last of which ends in 2017. With respect to our Restructurings, we expect to incur additional restructuring charges of approximately $0.9 million which relate to the exit, in prior periods, of certain of our South San Francisco buildings. These charges will be recorded through the end of the building lease terms, the last of which ends in 2017.
The Restructurings have resulted in aggregate cash expenditures of $35.4 million, net of $10.2 million in cash received from subtenants and $2.7 million in cash received in connection with the sale of excess equipment and other assets. Net cash expenditures for the Restructurings were $6.7 million, $5.3 million and $9.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.
The restructuring charges that we expect to incur in connection with the Restructurings are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the Restructurings.

NOTE 5. CASH AND INVESTMENTS
The following table summarizes cash and cash equivalents, investments, and restricted cash and investments by balance sheet line item as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash and cash equivalents	$103,978	$—	$—	$103,978
Short-term investments	138,403	94	(22)	138,475
Short-term restricted cash and investments	12,173	40	—	12,213
Long-term investments	144,226	106	(33)	144,299
Long-term restricted cash and investments	16,837	60	—	16,897
Total cash and investments	$415,617	$300	$(55)	$415,862

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As reported:
Cash and cash equivalents	$170,070	$—	$(1)	$170,069
Short-term investments	241,391	46	(66)	241,371
Short-term restricted cash and investments	12,242	4	—	12,246
Long-term investments	182,407	28	(124)	182,311
Long-term restricted cash and investments	27,943	21	—	27,964
Total cash and investments	$634,053	$99	$(191)	$633,961
Under our loan and security agreement with Silicon Valley Bank, we are required to maintain compensating balances on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates. The total collateral balances as of December 31, 2013 and 2012 were $83.7 million and $87.0 million, respectively and are reflected in our Consolidated Balance Sheets in Short- and Long-term investments. See “Note 8 - Debt” for more information regarding the collateral balance requirements under our Silicon Valley Bank loan and security agreement.

All of our cash equivalents and investments are classified as available-for-sale. The following table summarizes our cash equivalents and investments by security type as of December 31, 2013 and 2012. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$24,813	$—	$—	$24,813
Commercial paper	94,682	—	—	94,682
Corporate bonds	239,937	190	(55)	240,072
U.S. Treasury and government sponsored enterprises	44,284	102	—	44,386
Municipal bonds	6,005	8		6,013
Total investments	$409,721	$300	$(55)	$409,966

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$76,048	$—	$—	$76,048
Commercial paper	167,223	10	—	167,233
Corporate bonds	222,106	30	(187)	221,949
U.S. Treasury and government sponsored enterprises	132,933	59	(1)	132,991
Municipal bonds	30,047	—	(3)	30,044
Total investments	$628,357	$99	$(191)	$628,265
There were no gains or losses on the sales of investments during the years ended December 31, 2013, 2012 and 2011.
All of our investments are subject to a quarterly impairment review. During the year ended December 31, 2013 and 2012, we did not record any other-than-temporary impairment charges on our available-for-sale securities. As of December 31, 2013, there were 38 investments in an unrealized loss position with an aggregate fair value $65.3 million. All of investments in an unrealized loss position are corporate bonds. All investments in an unrealized loss position have been so for less than one year and the unrealized losses were not attributed to credit risk, but rather associated with the changes in interest rates. Based on the scheduled maturities of our investments, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The following summarizes the fair value of securities classified as available-for-sale by contractual maturity as of December 31, 2013 (in thousands):

	Mature within One Year	After One Year through Two Years	Fair Value
Money market funds	$24,813	$—	$24,813
Commercial paper	94,682	—	94,682
Corporate bonds	155,290	84,782	240,072
U.S. Treasury and government sponsored enterprises	32,216	12,170	44,386
Municipal bonds	—	6,013	6,013
Total	$307,001	$102,965	$409,966
Cash is excluded from the table above. The classification of certain compensating balances and restricted investments are dependent upon the term of the underlying restriction on the asset and not the maturity date of the investment. Therefore, certain long-term investments and long-term restricted cash and investments have contractual maturities within one year.

NOTE 6. INVENTORY
Inventory consists of the following (in thousands):

December 31,
2013
Raw materials	$529
Work in process	2,280
Finished goods	81
Total	$2,890
We received regulatory approval for our first product, COMETRIQ, on November 29, 2012. As of December 31, 2012, our recorded inventory balance was $0 as we did not incur any costs that would be recorded as inventory subsequent to the receipt of regulatory approval and prior to year end.

NOTE 7. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Laboratory equipment	$15,453	$19,504
Computer equipment and software	14,462	11,897
Furniture and fixtures	3,691	3,230
Leasehold improvements	17,031	16,572
Construction-in-progress	68	1,409
	50,705	52,612
Less: accumulated depreciation and amortization	(45,795)	(46,553)
Property and equipment, net	$4,910	$6,059
For the years ended December 31, 2013, 2012 and 2011, we recorded depreciation expense of $3.1 million, $4.8 million and $6.8 million, respectively.
In 2013, 2012 and 2011, we recorded gross asset impairment charges in the amounts of approximately $0.1 million, $0.3 million and $0.5 million, respectively, in connection with the Restructurings. The amount recorded as a restructuring charge for asset impairment, as presented in “Note 4 - Restructurings,” was net of the gain on the sale of such assets. In 2012 and 2011, the gain on the sale of such assets was $0.3 million and $1.4 million, respectively. There were no such gains in 2013. Cash proceeds on those sales were $0.1 million, $0.9 million and $1.5 million during 2013, 2012 and 2011, respectively.
NOTE 8. DEBT
The amortized carrying amount of our debt consists of the following (in thousands):

	December 31,
	2013	2012
Convertible Senior Subordinated Notes due 2019	$165,296	$149,800
Secured Convertible Notes due 2015	99,851	100,676
Silicon Valley Bank term loan	80,000	80,000
Silicon Valley Bank line of credit	2,090	5,260
Total debt	347,237	335,736
Less: current portion	(11,762)	(13,170)
Long-term debt	$335,475	$322,566

Convertible Senior Subordinated Notes due 2019 and Related Concurrent Offering of Our Common Stock
On August 14, 2012, we issued and sold $287.5 million aggregate principal amount of 4.25% convertible senior subordinated notes due 2019 (the “2019 Notes”). On that date we completed concurrent registered underwritten public offerings in which we sold the 2019 Notes and 34.5 million shares of common stock at a price of $4.25 per share, generating aggregate net proceeds of $416.1 million. The convertible debt offering resulted in net proceeds of $277.7 million after deducting the underwriting discount and offering expenses of $9.3 million and $0.5 million, respectively. The equity offering resulted in net proceeds of $138.4 million after deducting the underwriting discount of $7.7 million and other expenses of $0.5 million.
The 2019 Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture with Wells Fargo Bank, National Association, as trustee (the “Trustee”), and mature on August 15, 2019, unless earlier converted, redeemed or repurchased. The 2019 Notes bear interest at the rate of 4.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2013. Subject to certain terms and conditions, at any time on or after August 15, 2016, we may redeem for cash all or a portion of the 2019 Notes. The redemption price will equal 100% of the principal amount of the 2019 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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
In connection with the offering of the 2019 Notes, $36.5 million of the proceeds were deposited into an escrow account which contains an amount of permitted securities sufficient to fund, when due, the total aggregate amount of the first six scheduled semi-annual interest payments on the 2019 Notes. As of December 31, 2013, we have used $12.3 million of the amounts held in the escrow account to pay the required semi-annual interest payments. The short- and long-term amounts held in the escrow account as of December 31, 2013 were $12.2 million and $16.9 million, respectively, and are included in short- and long-term restricted cash and investments. We have pledged our interest in the escrow account to the Trustee as security for our obligations under the 2019 Notes.
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

The following is a summary of the liability component of the 2019 Notes as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Net carrying amount of the liability component	$165,296	$149,800
Unamortized discount of the liability component	122,204	137,700
Principal amount of the 2019 Notes	$287,500	$287,500
The debt discount and debt issuance costs will be amortized as interest expense through August 15, 2019. During the years ended December 31, 2013 and 2012 total interest expense for the 2019 Notes was $28.4 million, and $10.3 million, respectively, including stated coupon interest of $12.2 million and $4.6 million, respectively, and the amortization of the debt discount and debt issuance costs of $16.2 million and $5.7 million, respectively. The balance of unamortized fees and costs was $4.0 million and $4.7 million as of December 31, 2013 and 2012, respectively, which is recorded in the accompanying Consolidated Balance Sheet as Other assets.
Secured Convertible Notes due June 2015
In June 2010, we entered into a note purchase agreement with Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P., (the “Original Deerfield Purchasers”), pursuant to which, on July 1, 2010, we sold to the Original Deerfield Purchasers an aggregate of $124.0 million initial principal amount our Secured Convertible Notes due July 1, 2015 (the “Deerfield Notes”) for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. As of December 31, 2013 and 2012, the remaining outstanding principal balance on the Deerfield Notes was $114.0 million and $124.0 million, respectively. We refer to the Original Deerfield Purchasers and the New Deerfield Purchasers (identified below) collectively as Deerfield.
The outstanding principal amount of the Deerfield Notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. During the years ended December 31, 2013, 2012, and 2011, total interest expense for the Deerfield Notes was $16.1 million, $15.9 million, and $14.3 million, respectively, including the stated coupon rate and the amortization of the debt discount and debt issuance costs. The non-cash expense relating to the amortization of the debt discount and debt issuance costs were $10.1 million, $9.9 million, and $8.3 million, respectively, during those periods. The balance of unamortized fees and costs was $1.4 million and $2.3 million as of December 31, 2013 and 2012, respectively, which is recorded in the Consolidated Balance Sheet as Other assets.
On August 6, 2012, the parties amended the note purchase agreement to permit the issuance of the 2019 Notes and modify certain optional prepayment rights. The amendment became effective upon the issuance of the 2019 Notes and the payment to the Original Deerfield Purchasers of a $1.5 million consent fee. On August 1, 2013, the parties further amended the note purchase agreement to clarify certain of our other rights under the note purchase agreement.
On January 22, 2014, the note purchase agreement was further amended to provide us with an option to extend the maturity date of our indebtedness under the note purchase agreement to July 1, 2018. Under the terms of the extension option, we have the right to require Deerfield Partners, L.P. and Deerfield International Master Fund, L.P., (the “New Deerfield Purchasers”), to acquire $100 million principal amount of the Deerfield Notes and extend the maturity date thereof to July 1, 2018. We are under no obligation to exercise the extension option. To exercise the extension option, we must provide a notice of exercise to Deerfield prior to March 31, 2015. If we exercise the extension option, the Deerfield Notes would mature on July 1, 2018 and bear interest on and after July 2, 2015 at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum.
In each of January 2014 and 2013, we made mandatory prepayments of $10.0 million on the Deerfield Notes. We will be required to make an additional mandatory prepayment on the Deerfield Notes in 2015 equal to 15% of certain revenues from collaborative arrangements (“Development/Commercialization Revenue”) received during the prior fiscal year, subject to a maximum prepayment amount of $27.5 million. There is no minimum prepayment due in 2015. Our obligation to make annual mandatory prepayments equal to 15% of Development/Commercialization Revenue received by us during the prior fiscal year will apply in each of 2016, 2017 and 2018 if we exercise the extension option. However, we will only be obligated to make any such annual mandatory prepayment after exercise of the extension option if the New Deerfield Purchasers provide notice to us of their election to receive the prepayment. Mandatory prepayments relating to Development/Commercialization Revenue will continue to be subject to a maximum annual prepayment amount of $27.5 million. The definition of “Development/Commercialization Revenue” expressly excludes any sale or distribution of drug or pharmaceutical products in the ordinary course of our business, and any proceeds from any Intellectual Property Sales (as further described below).

As a result of the January 2014 amendment, we are required to notify the applicable Deerfield entities of certain sales, assignments, grants of exclusive licenses or other transfers of our intellectual property pursuant to which we transfer all or substantially all of our legal or economic interests, defined as an Intellectual Property Sale, and the Deerfield entities may elect to require us to prepay the principal amount of the Deerfield Notes in an amount equal to (i) 100% of the cash proceeds of any Intellectual Property Sale relating to cabozantinib and (ii) 50% of the cash proceeds of any other Intellectual Property Sale. Under the note purchase agreement as amended, we may voluntarily prepay the principal amount of the Deerfield Notes as follows (the amount at which we repay in each case below is referred to as the Prepayment Price):

•
Prior to July 1, 2015: we may prepay all of the principal amount of the Deerfield Notes at any time at a prepayment price equal to the outstanding principal amount, plus accrued and unpaid interest through the date of such prepayment, plus all interest that would have accrued on the principal amount of the Deerfield Notes between the date of such prepayment and the applicable maturity date of the Deerfield Notes if the outstanding principal amount of the Deerfield Notes as of such prepayment date had remained outstanding through the applicable maturity date, plus all other accrued and unpaid obligations; and

•
If we exercise the extension option: we may prepay all of the principal amount of the Deerfield Notes at a prepayment price equal to 105% of the outstanding principal amount of the Deerfield Notes, plus all accrued and unpaid interest through the date of such prepayment, plus, if prior to July 1, 2017, all interest that would have accrued on the principal amount of the Deerfield Notes between the date of such prepayment and July 1, 2017, if the outstanding principal amount of the Deerfield Notes as of such prepayment date had remained outstanding through July 1, 2017, plus all other accrued and unpaid obligations, collectively referred to as the Prepayment Price.

In lieu of making any portion of the Prepayment Price or mandatory prepayment in cash, subject to certain limitations (including a cap on the number of shares issuable under the note purchase agreement), we have the right to convert all or a portion of the principal amount of the Deerfield Notes into, or satisfy all or any portion of the Prepayment Price amounts or mandatory prepayment amounts with shares of our common stock. Additionally, in lieu of making any payment of accrued and unpaid interest in respect of the Deerfield Notes in cash, subject to certain limitations, we may elect to satisfy any such payment with shares of our common stock. The number of shares of our common stock issuable upon conversion or in settlement of principal and interest obligations will be based upon the discounted trading price of our common stock over a specified trading period. Upon certain changes of control of our company, a sale or transfer of assets in one transaction or a series of related transactions for a purchase price of more than (i) $400 million or (ii) 50% of our market capitalization, Deerfield may require us to prepay the Deerfield Notes at the Prepayment Price. Upon an event of default, Deerfield may declare all or a portion of the Prepayment Price to be immediately due and payable.
In connection with the January 2014 amendment to the note purchase agreement, on January 22, 2014 we issued to the New Deerfield Purchasers two-year warrants (the “2014 Deerfield Warrants”) to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $9.70 per share. If we exercise the extension option, the exercise price will be reset to the lower of (x) the existing exercise price and (y) 120% of the volume weighted average price of our common stock for the ten trading days immediately following the date of such extension election. The 2014 Deerfield Warrants are exercisable for a term of two years, subject to a two year extension if we exercise the extension option, and contain certain limitations that prevent the holder of the 2014 Deerfield Warrants from acquiring shares upon exercise of a Warrant that would result in the number of shares beneficially owned by the holder to exceed 9.98% of the total number of shares of our common stock then issued and outstanding. The number of shares for which the 2014 Deerfield Warrants are exercisable and the associated exercise prices are subject to certain adjustments as set forth in the 2014 Deerfield Warrants. In addition, upon certain changes in control of our company, to the extent the 2014 Deerfield Warrants are not assumed by the acquiring entity, or upon certain defaults under the 2014 Deerfield Warrants, the holder has the right to net exercise the 2014 Deerfield Warrants for shares of common stock, or be paid an amount in cash in certain circumstances where the current holders of our common stock would also receive cash, equal to the Black-Scholes Merton value of the 2014 Deerfield Warrants.
In connection with the issuance of the 2014 Deerfield Warrants, we entered into a registration rights agreement with Deerfield, pursuant to which we agreed to file, no later than February 21, 2014, a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the shares of common stock issuable upon exercise of the 2014 Deerfield Warrants.
In connection with the note purchase agreement, we also entered into a security agreement in favor of Deerfield which provides that our obligations under the Deerfield Notes will be secured by substantially all of our assets except intellectual property. On August 1, 2013, the security agreement was amended to limit the extent to which voting equity interests in any of our foreign subsidiaries shall be secured assets.

The note purchase agreement as amended and the security agreement include customary representations and warranties and covenants made by us, including restrictions on the incurrence of additional indebtedness.
Silicon Valley Bank Loan and Security Agreement
The outstanding principal obligation under the Silicon Valley Bank Loan and Security Agreement, as amended, was $82.1 million and $85.3 million as of December 31, 2013 and 2012, respectively.
Silicon Valley Bank Line of Credit
In December 2007, we entered into a loan modification agreement to a loan and security agreement originally entered into in May 2002 with Silicon Valley Bank. The terms associated with the original line of credit under the May 2002 agreement and the subsequent loan modifications were not modified. The December 2007 loan modification agreement provides for an additional equipment line of credit in the amount of up to $30.0 million with a draw down period of approximately two years (the “Line of Credit”). Each advance must be repaid in 48 equal, monthly installments of principal, plus accrued interest, at an annual rate of 0.75% fixed. In December 2009, we amended the agreement and extended the draw down period on the Line-of-Credit for an additional 18 months through June 2011 and increased the available principal amount under the line of credit from $30.0 million to $33.6 million. Pursuant to the terms of the amendment, we were required to make minimum draws of $2.5 million every 6 months through June 2011, for total additional draws of $7.5 million. The loan facility requires security for the Line of Credit in the form of a non-interest bearing certificate of deposit account with the bank, in an amount equal to at least 100% of the outstanding obligations under the line of credit. In June 2008, we drew down $13.6 million under this agreement, in December 2009, we drew down $5.0 million, and we drew down an additional $2.5 million in each of June 2010, December 2010 and June 2011 in accordance with the terms of the modified agreement. In accordance with the amended loan terms, the Line of Credit has expired and we have no further draw down obligations under the line of credit. The outstanding principal obligation under the Silicon Valley Bank Line of Credit was $2.1 million and $5.3 million as of December 31, 2013 and 2012, respectively.
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
In August 2011, we amended our term loan agreement to allow for the compensating balance to be maintained on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates. This compensating balance is to have a value equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all lines of credit associated with Silicon Valley Bank. We are entitled to retain income earned on the amounts maintained in such investment account(s). Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.0%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement. The total collateral balance as of December 31, 2013 and 2011 was $83.7 million and $87.0 million, respectively, and is reflected in our Consolidated Balance Sheet in Short- and Long-term Investments as the amounts are not restricted as to withdrawal. However, withdrawal of some or all of this amount such that the collateral balance falls below the required level could result in Silicon Valley Bank declaring the obligation immediately due and payable.

Future Principal Payments
Aggregate expected future principal payments of our debt were as follows as of December 31, 2013 (in thousands):

Year Ending December 31, (1)
2014	$11,762
2015	104,328
2016	—
2017	80,000
2018	—
Thereafter	287,500
 ____________________

(1)
Amounts include principal payments associated with the accretion of discounts and debt issuance costs. For the Deerfield Notes, this table is presented based the actual minimum mandatory prepayment we made in January 2014 as required by the note purchase agreement and assuming we do not make the election to extend the maturity of those notes and the remaining principal balance will be paid at the current July 2015 maturity date. The actual timing of payments made may differ materially.

NOTE 9. COMMON STOCK AND WARRANTS
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
In August 2012, we completed a registered underwritten public offering of 34.5 million shares of our common stock at a price of $4.25 per share pursuant to a shelf registration statement previously filed with the SEC, which the SEC declared effective on June 8, 2012. We received $138.4 million in net proceeds after deducting the underwriting discount of $7.7 million and related offering expenses of $0.5 million. Concurrent with the issuance of the common stock, we sold $287.5 million aggregate principal amount of the Convertible Senior Subordinated Notes due 2019 pursuant to the same registered public offering. See “Note 8 - Debt” for more information regarding the 2019 Notes.
In January 2014, subsequent to date of these financial statements, we completed a registered underwritten public offering of 10.0 million shares of our common stock at a price of $8.00 per share pursuant to a shelf registration statement previously filed with the SEC, which the SEC declared effective on June 8, 2012. We received approximately $75.6 million in net proceeds from the offering after deducting the underwriting discount and related offering expenses. We also granted the underwriter a 30-day option to purchase up to an additional 1,500,000 shares of common stock in connection with the offering which will expire on February 22, 2014.
Conversion of Debt into Common Stock
In October 2011, we elected to repay the third and final installment of an outstanding loan in shares of our common stock. The shares issued in connection with this repayment were valued at $6.66 per share, resulting in the issuance of 5,537,906 shares of our common stock as satisfaction in full of our remaining $36.9 million repayment obligation, including $8.0 million in accrued interest.
The 2019 Notes and the Deerfield Notes are, under certain circumstances, convertible into shares of our common stock. See “Note 8 - Debt” for more information regarding the conversion features of these instruments.

Warrants
At December 31, 2013, the following warrants to purchase common stock were outstanding and exercisable:

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
On January 22, 2014 we issued Deerfield two-year warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $9.70 per share in connection with an amendment the note purchase agreement for the Deerfield Notes. The term and possibly the exercise price of the warrants will be change if we elect to exercise the extension option under the amendment. See “Note 8 - Debt” for further information on the warrants, possible changes to the warrant terms and the related amendments to the Deerfield Notes.
The warrants granted to Deerfield are Participating Securities, as defined in the glossary to the ASC. The warrant holders do not have a contractual obligation to share in our losses.
NOTE 10. FAIR VALUE MEASUREMENTS
The following table sets forth the fair value of our financial assets that were measured and recorded on a recurring basis as of December 31, 2013 and 2012. We did not have any Level 3 investments during the periods presented. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	December 31, 2013
	Level 1	Level 2	Total
Money market funds	$24,813	$—	$24,813
Commercial paper	—	94,682	94,682
Corporate bonds	—	240,072	240,072
U.S. Treasury and government sponsored enterprises	—	44,386	44,386
Municipal bonds	—	6,013	6,013
Total	$24,813	$385,153	$409,966

	December 31, 2012
	Level 1	Level 2	Total
Money market funds	$76,050	$—	$76,050
Commercial paper	—	167,231	167,231
Corporate bonds	—	221,949	221,949
U.S. Treasury and government sponsored enterprises	—	132,991	132,991
Municipal bonds	—	30,044	30,044
Total	$76,050	$552,215	$628,265
There were no transfers between any of the fair value hierarchies, as determined at the end of each reporting period.

The estimated fair value of our financial instruments that are carried at amortized cost for which it is practicable to determine a fair value was as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Notes	$165,296	$339,883	$149,800	$280,111
Silicon Valley Bank Term Loan	$80,000	$79,946	$80,000	$79,542
Silicon Valley Bank Line of Credit	$2,090	$2,090	$5,260	$5,253

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

•
The fair value of the 2019 Notes is based on the average trading prices, which is a Level 2 input. The 2019 Notes are not carried at fair value and are shown at their initial fair value less unamortized discount; the portion of the value allocated to the conversion option is included in stockholders’ equity in the Consolidated Balance Sheets. See “Note 8 - Debt” for further information regarding the 2019 Notes.

•
We have estimated the fair value of our other debt instruments, where possible, using the net present value of the payments discounted at an interest rate that is consistent with money-market rates that would have been earned on our non-interest-bearing compensating balances, which is a Level 2 input.

NOTE 11. EMPLOYEE BENEFIT PLANS
Equity Incentive Plans
We have several equity incentive plans under which we have granted incentive stock options, non-qualified stock options and RSUs to employees, directors and consultants. The Board of Directors or a designated Committee of the Board is responsible for administration of our employee equity incentive plans and determines the term, exercise price and vesting terms of each option. Prior to 2011, options issued to our employees had a four-year vesting term, an exercise price equal to the fair market value on the date of grant, and a ten year life from the date of grant (6.2 years for options issued in exchange for options cancelled under our 2009 option exchange program). On May 18, 2011, at the annual meeting of stockholders, the Exelixis, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) was approved and adopted as the successor plan to the certain other equity incentive plans. Stock options issued under the 2011 Plan have a four-year vesting term, an exercise price equal to the fair market value on the date of grant, and a seven year life from the date of grant. Of the stock options outstanding as of December 31, 2013, 3,720,752 were granted subject to performance objectives tied to the achievement of clinical goals set by the Compensation Committee of our Board of Directors and will vest in full or part based on achievement of such goals. As of December 31, 2013, we expect that achievement of some of those performance objectives is probable and have, therefore, included stock-based compensation for such awards. We have not included any stock-based compensation expense for stock options with performance objectives where the performance goals cannot be reasonably assured of achievement. RSUs vest over a four year term; RSUs issued after September 29, 2011 vest annually and the remaining portion of unvested RSUs issued prior to September 29, 2011 vest quarterly.
In December 2005, our Board of Directors adopted a Change in Control and Severance Benefit Plan for executives and certain non-executives. Eligible Change in Control and Severance Benefit Plan participants include our employees with the title of vice president and higher. If a participant’s employment is terminated without cause during a period commencing one month before and ending thirteen months following a change in control, then the Change in Control and Severance Benefit Plan participant is entitled to have the vesting of all of such participant’s stock options accelerated with the exercise period being extended to no more than one year.

Employee Stock Purchase Plan
In January 2000, we adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each six month purchase period. Compensation expense related to our ESPP was $0.6 million, $0.4 million, and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had 2,040,839 shares available for grant under our ESPP. We issued 345,828 shares, 298,533 shares, and 375,305 shares of common stock during the years ended December 31, 2013, 2012 and 2011, respectively, pursuant to the ESPP at an average price per share of $4.13, $4.08 and $4.62, respectively.
Stock-Based Compensation
We recorded and allocated employee stock-based compensation expense for our equity incentive plans and our ESPP as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Research and development expense	$6,021	$4,536	$5,935
General and administrative expense	5,948	4,245	5,459
Restructuring-related stock compensation expense	49	—	625
Total employee stock-based compensation expense	$12,018	$8,781	$12,019
In addition, we recognized stock-based compensation expense of $0.1 million relating to non-employees in each of the years ended December 31, 2012 and 2011. Such expense was nominal for the year ended December 31, 2013.
We use the Black-Scholes Merton option pricing model to value our stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. We considered implied volatility as well as our historical volatility in developing our estimate of expected volatility. The fair value of employee stock option awards and ESPP purchases was estimated using the following assumptions and weighted average fair values:

	Stock Options
	2013	2012	2011
Weighted average grant-date fair value	$2.97	$3.24	$3.50
Risk-free interest rate	1.51%	0.81%	1.07%
Dividend yield	—%	—%	—%
Volatility	61%	69%	70%
Expected life	5.6 years	5.6 years	5.5 years

	ESPP
	2013	2012	2011
Weighted average grant-date fair value	$1.64	$2.07	$2.85
Risk-free interest rate	0.11%	0.10%	0.11%
Dividend yield	—%	—%	—%
Volatility	66%	68%	68%
Expected life	6 months	6 months	6 months

A summary of all option activity was as follows for the periods presented (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	19,630,030	$7.52
Granted	2,545,625	$5.86
Exercised	(2,161,804)	$5.75
Forfeited	(1,021,323)	$6.22
Expired	(1,556,150)	$12.13
Options outstanding at December 31, 2011	17,436,378	$7.16
Granted	3,442,696	$5.45
Exercised	(181,979)	$5.09
Forfeited	(358,360)	$5.88
Expired	(1,890,185)	$7.54
Options outstanding at December 31, 2012	18,448,550	$6.85
Granted	6,694,174	$5.44
Exercised	(13,311)	$5.06
Forfeited	(79,942)	$5.27
Expired	(1,066,196)	$6.45
Options outstanding at December 31, 2013	23,983,275	$6.48	4.63 years	$8,079
Exercisable at December 31, 2013	13,818,615	$7.21	3.44 years	$3,458
At December 31, 2013, a total of 1,709,233 shares were available for grant under our stock option plans.
The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2013 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. Total intrinsic value of options exercised was $4,000, $0.1 million, and $7.0 million during 2013, 2012 and 2011, respectively. Total fair value of employee options vested and expensed in 2013, 2012 and 2011 was $7.4 million, $5.6 million and $8.4 million, respectively.
The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Outstanding and Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Exercisable	Weighted Average Exercise Price
$3.05 - $5.50	4,735,373	5.18 years	$5.07	2,841,746	$5.04
$5.51 - $5.63	10,369,851	5.25 years	$5.55	3,004,560	$5.62
$5.65 - $8.86	3,877,697	5.06 years	$6.97	2,971,955	$7.32
$8.88 - $12.10	5,000,354	2.50 years	$9.34	5,000,354	$9.34
	23,983,275	4.63 years	$6.48	13,818,615	$7.21
As of December 31, 2013, $17.1 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.62 years.
Cash received from option exercises and purchases under the ESPP in 2013 and 2012 was $1.5 million and $2.1 million, respectively.

A summary of all RSU activity was as follows for all periods presented (dollars in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Awards outstanding at December 31, 2010	2,172,431	$7.31
Awarded	356,498	$6.17
Released	(648,437)	$7.43
Forfeited	(488,801)	$7.45
Awards outstanding at December 31, 2011	1,391,691	$6.92
Awarded	733,958	$5.50
Released	(596,397)	$7.15
Forfeited	(234,631)	$6.62
Awards outstanding at December 31, 2012	1,294,621	$6.07
Awarded	1,119,733	$5.45
Released	(517,874)	$6.60
Forfeited	(85,959)	$5.49
Awards outstanding at December 31, 2013	1,810,521	$5.56	2.05 years	$10,736
As of December 31, 2013, $7.3 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 3.28 years.
401(k) Retirement Plan
We sponsor a 401(k) Retirement Plan (the “401(k) Plan”) whereby eligible employees may elect to contribute up to the lesser of 50% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) Plan permits us to make matching contributions on behalf of all participants. Beginning in 2002 through 2010, we matched 50% of the first 4% of participant contributions into the 401(k) Plan in the form of our common stock. Beginning in January 2011, we matched 100% of the first 3% of participant contributions into the 401(k) Plan in the form of our common stock. We recorded expense of $0.8 million, $0.6 million, and $0.8 million related to the stock match for the years ended December 31, 2013, 2012 and 2011, respectively.
NOTE 12. INCOME TAXES
The income tax (benefit) provision is based on the following (loss) income before income taxes (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$(236,076)	$(147,538)	$76,992
Foreign	(8,780)	—	—
Total	$(244,856)	$(147,538)	$76,992

Income tax expense (benefit) consists of the following for the periods shown below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$32	$636
State	12	75	659
Total current tax expense	12	107	1,295
Deferred:
Federal	(106)	—	—
State	(2)	—	—
Total deferred tax expense	(108)	—	—
Income tax (benefit) provision	$(96)	$107	$1,295
The $0.1 million income tax benefit in 2013 resulted from the exception to the general intra-period allocation rules required by ASC 740-20-45-7, and is related to the income tax effect of unrealized gains on available-for-sale investments included in other comprehensive income. $0.1 million and $0.6 million of the 2012 and 2011 income tax provision, respectively, related to an adjustment resulting from a further evaluation of qualified expenses for refunds received in 2009 and 2010 as a result of the enactment of the Housing and Economy Recovery Act of 2008 and the American Recovery and Reinvestment Tax Act of 2009. The remaining $0.7 million of the 2011 provision related to a tax deferred revenue adjustment that resulted in a state tax liability due to state net operating loss carryover limitations.
During 2013, Exelixis Bermuda acquired the existing and future intellectual property rights to exploit cabozantinib in jurisdictions outside of the United States. The transfer of the existing rights created a taxable gain in the U.S. and state jurisdictions. For tax purposes, that gain is primarily offset by current fiscal year losses and the remainder through the utilization of an insignificant amount of net operating loss carry-forwards for which there is a corresponding reduction to our valuation allowance. Because this was an intercompany transaction, ASC 740-10-25-3(e) applies, however, there was no impact to tax expense due to the full valuation allowance and therefore no deferred prepaid charge was recorded to the balance sheet.
A reconciliation of income taxes at the statutory federal income tax rate to our income tax (benefit) provision included in the Consolidated Statements of Operations is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S. federal income tax (benefit) provision at statutory rate	$(83,251)	$(50,163)	$26,177
Unutilized net operating losses	(3,438)	46,324	(29,650)
Non-deductible interest	3,380	3,297	2,809
Stock-based compensation	393	504	627
State tax expense	10	74	660
Refundable tax credit	—	32	636
Available-for-sale investments	(106)	—	—
Impact of intellectual property rights transfer	82,858	—	—
Other	58	39	36
Income tax (benefit) provision	$(96)	$107	$1,295
Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Our deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry-forwards	$358,372	$374,200
Tax credit carry-forwards	64,635	65,232
Amortization of deferred stock compensation – non-qualified	24,279	26,469
Accruals and reserves not currently deductible	10,107	13,732
Deferred revenue	502	6,501
Book over tax depreciation and amortization	4,499	5,140
Total deferred tax assets	462,394	491,274
Valuation allowance	(421,426)	(438,266)
Net deferred tax assets	40,968	53,008
Deferred tax liabilities:
Convertible debt	(40,968)	(53,008)
Total deferred tax liabilities	(40,968)	(53,008)
Net deferred taxes	$—	$—
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $16.8 million, increased by $6.8 million, and decreased by $49.7 million during 2013, 2012 and 2011, respectively.
At December 31, 2013, we had federal net operating loss carry-forwards of approximately $988 million which expire in the years 2018 through 2032, and federal business tax credits of approximately $75 million which expire in the years 2020 through 2029. We also had state net operating loss carry-forwards of approximately $918 million, which expire in the years 2014 through 2033, California research and development tax credits of approximately $25 million which have no expiration, and California Manufacturing Investment Credits of approximately $1 million that expire in 2014. Included in the federal and state carry-forwards is $15.7 million related to deductions from the exercise of stock options and the related tax benefit that will result in an increase in additional paid-in capital if and when realized through a reduction of taxes paid in cash.
Under the Internal Revenue Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carry-forwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carry-forwards before utilization. We completed a Section 382 study through December 31, 2013, and concluded that an ownership change, as defined under Section 382, had not occurred.
ASC Topic 740-10 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$47,298	$39,310	$46,381
(Decrease) increase relating to prior year provision	(112)	5,894	(9,782)
Increase relating to current year provision	7,891	2,094	2,711
Ending balance	$55,077	$47,298	$39,310
Included in the balance of unrecognized tax benefits as of December 31, 2013, 2012 and 2011 are $0.1 million, $0.1 million and $0.1 million, respectively, of tax benefits that if recognized would affect the effective tax rate. All of our deferred tax assets are subject to a valuation allowance. As of December 31, 2013, 2012 and 2011, we had an accrued interest balance of $20,000, $15,000 and $9,000, respectively, related to tax contingencies. Interest expense related to those tax contingencies was $4,000, $6,000 and $9,000 during the years ended December 31, 2013, 2012 and 2011, respectively. There were no penalties recognized or accrued during any of the periods presented. Any tax-related interest and penalties are included in income tax (benefit) provision in the Consolidated Statements of Operations. We do not anticipate that the amount of unrecognized tax benefits existing as of December 31, 2013 will significantly decrease over the next 12 months.
We file U.S. and state income tax returns in jurisdictions with varying statues of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 1998 through 2012 years generally remain subject to examination by federal and most state tax authorities to the extent of net operating losses and credits generated during these periods and are being utilized in the open tax periods.
It is our intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of December 31, 2013, there were no undistributed foreign earnings of our only non-U.S. subsidiary, Exelixis Bermuda.
NOTE 13. NET (LOSS) INCOME PER SHARE
The following table sets forth a reconciliation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net (loss) income	$(244,760)	$(147,645)	$75,697
Denominator:
Shares used in computing basic (loss) income per share amounts	184,062	160,138	126,018
Add effect of dilutive securities:
Shares issuable upon exercise of outstanding stock options	—	—	2,064
Shares issuable upon exercise of warrants	—	—	1,858
Shares issuable upon vesting of RSUs	—	—	515
Shares issuable upon purchase from ESPP contributions	—	—	24
Total dilutive securities	—	—	4,461
Shares used in computing diluted (loss) income per share amounts	184,062	160,138	130,479
Net (loss) income per share, basic	$(1.33)	$(0.92)	$0.60
Net (loss) income per share, diluted	$(1.33)	$(0.92)	$0.58
The following table sets forth outstanding potential shares of common stock outstanding as of dates presented that are not included in the computation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	December 31,
	2013	2012	2011
2019 Notes	54,123	54,123	—
Outstanding stock options, unvested RSUs and ESPP contributions	21,401	16,568	9,085
Warrants	1,441	1,441	—
Total potentially dilutive shares	76,965	72,132	9,085

NOTE 14. COMMITMENTS
Leases
We lease office and research space and certain equipment under operating leases that expire at various dates through the year 2018. Certain operating leases contain renewal provisions and require us to pay other expenses. As a result of the Restructurings, we exited certain facilities in South San Francisco. Aggregate future minimum lease payments under our operating leases are as follows (in thousands):

Year Ending December 31,	Operating Leases (1)
2014	$19,896
2015	20,152
2016	16,431
2017	9,104
2018	2,806
Thereafter	—
$68,389
 ____________________

(1)	Minimum payments have not been reduced by minimum sublease rentals of $16.1 million due in the future under noncancelable subleases.
The following is a summary of aggregate future minimum lease payments under operating leases at December 31, 2013 by operating lease agreements (in thousands):

	Original Term (Expiration)	Renewal Options	Future Minimum Lease Payments
Building Lease #1 and 2	May 2017	2 additional periods of 5 years	$38,483
Building Lease #3	July 2018	1 additional period of 5 years	21,070
Building Lease #4	December 2015	1 additional period of 3 years	8,692
Other			144
Total			$68,389
Rent expense under operating leases was $9.1 million, $17.8 million, and $21.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Rent expense was net of sublease rentals of $4.1 million, $3.8 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Letters of Credit and Restricted Cash
We entered into a standby letter of credit with a bank in July 2004, which is related to a building lease, with a credit limit of $0.5 million at both December 31, 2013 and 2012. We entered into two standby letters of credit with a bank in May 2007, which is related to our workers compensation insurance policy, for a combined credit limit of $0.7 million and $0.6 million at December 31, 2013 and 2012, respectively. All three letters of credit are fully collateralized by long-term restricted cash and investments. As of December 31, 2013, the full amount of our three letters of credit was still available.
As part of a purchasing card program with a bank we initiated during 2007, we were required to provide collateral in the form of a non-interest bearing certificate of deposit. The collateral at December 31, 2013 and 2012 was $3.5 million and $2.5 million, respectively. We recorded these amounts in the Consolidated Balance Sheet as Long-term restricted cash and investments as the certificates of deposit were restricted as to withdrawal.
Indemnification Agreements
In connection with the sale of our plant trait business, we agreed to indemnify the purchaser and its affiliates up to a specified amount if they incur damages due to any infringement or alleged infringement of certain patents. We have certain collaboration licensing agreements that contain standard indemnification clauses. Such clauses typically indemnify the customer or vendor for an adverse judgment in a lawsuit in the event of our misuse or negligence. We consider the likelihood of an adverse judgment related to any of our indemnification agreements to be remote. Furthermore, in the event of an adverse judgment, any losses under such an adverse judgment may be substantially offset by corporate insurance.
NOTE 15. CONCENTRATIONS OF CREDIT RISK
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
Trade and other receivables are unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception. As of December 31, 2013, 87% of our trade receivables are with the specialty pharmacy that sells COMETRIQ in the United States. This customer pays promptly and within their respective payment terms.
We have operations primarily in the United States, while some of our collaboration partners have headquarters outside of the United States and certain of our clinical trials for cabozantinib are conducted outside of the United States. During the years ended December 31, 2012 and 2011, 100% of our revenues were earned in the United States. During the 2013, we initiated a Named Patient Use (“NPU”) program through our distribution partner, Swedish Orphan Biovitrum, to support the distribution and commercialization of COMETRIQ for metastatic MTC primarily in the European Union and potentially other countries. During the year ended December 31, 2013, 97% of our revenues were earned in the United States; the remainder of our revenues were earned in the European Union under this NPU program. All of our long-lived assets are located in the United States.
The following table sets forth the percentage of revenues recognized under our collaboration agreements and product sales to the specialty pharmacy that represent 10% or more of total revenues during the years ending December 31, 2013, 2012 and 2011:

Collaborator	2013	2012	2011
Bristol-Myers Squibb	52%	66%	59%
Diplomat Specialty Pharmacy	45%	—%	—%
Merck	—%	22%	—%
Daiichi Sankyo	—%	12%	—%
Sanofi	—%	—%	39%
NOTE 16. SUBSEQUENT EVENTS
Amendment to Deerfield Note Purchase Agreement and Issuance of 2014 Deerfield Warrants
On January 22, 2014, we and Deerfield amended the note purchase agreement for the Deerfield Notes to provide us with an option to extend the maturity date of our indebtedness under the note purchase agreement to July 1, 2018. Under the terms of the extension option, we have the right to require the New Deerfield Purchasers to acquire $100 million principal amount of the Deerfield Notes and extend the maturity date thereof to July 1, 2018. We are under no obligation to exercise the extension option.
In connection with the January 2014 amendment to the note purchase agreement, on January 22, 2014 we issued Deerfield two-year warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $9.70 per share.
See “Note 8 - Debt” for further information on amended the note purchase agreement the related 2014 Deerfield Warrants.
Issuance of Common Stock
In January 2014, we completed a registered underwritten public offering of 10.0 million shares of our common stock at a price of $8.00 per share pursuant to a shelf registration statement previously filed with the SEC, which the SEC declared effective on June 8, 2012. We received approximately $75.6 million in net proceeds from the offering after deducting the underwriting discount and related offering expenses. We also granted the underwriter a 30-day option to purchase up to an additional 1,500,000 shares of common stock in connection with the offering which will expire on February 22, 2014.
NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
2013:
Revenues	$4,347	$5,466	$11,856	$9,669
Gross profit	$4,084	$5,176	$11,571	$9,389
Loss from operations	$(59,514)	$(55,913)	$(51,295)	$(34,010)
Net loss	$(70,746)	$(67,124)	$(62,161)	$(44,729)
Net loss per share, basic and diluted	$(0.38)	$(0.36)	$(0.34)	$(0.24)
2012:
Revenues	$7,814	$13,313	$7,813	$18,510
Loss from operations	$(41,974)	$(25,443)	$(32,723)	$(22,296)
Net loss	$(52,193)	$(32,814)	$(36,487)	$(26,151)
Net loss per share, basic and diluted	$(0.28)	$(0.20)	$(0.25)	$(0.18)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
As of the end of our 2013 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the original Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2013 was effective. There were no material weaknesses in internal control over financial reporting identified by management.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Exelixis, Inc.
We have audited Exelixis, Inc.’s internal control over financial reporting as of December 27, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Exelixis, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Exelixis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Exelixis, Inc. as of December 27, 2013 and December 28, 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended December 27, 2013, of Exelixis, Inc. and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Redwood City, California
February 20, 2014

ITEM 9B.	OTHER INFORMATION
Not applicable
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item relating to our directors and nominees, including information with respect to our audit committee, audit committee financial experts and procedures by which stockholders may recommend nominees to our board of directors, is incorporated by reference to the section entitled “Proposal 1 –Election of Class III Directors” appearing in our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or SEC, within 120 days after December 27, 2013, which we refer to as our 2014 Proxy Statement. The information required by this item regarding our executive officers is incorporated by reference to the section entitled “Executive Officers” appearing in our 2014 Proxy Statement. The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our 2014 Proxy Statement.
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
The information required by this item is incorporated by reference to the sections entitled “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” appearing in our 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item relating to security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in our 2014 Proxy Statement.
Equity Compensation Plan Information
The following table provides certain information about our common stock that may be issued upon the exercise of stock options and other rights under all of our existing equity compensation plans as of December 31, 2013, which consists of our 2000 Equity Incentive Plan, or the 2000 Plan, our 2000 Non-Employee Directors’ Stock Option Plan, or the Director Plan, our 2000 Employee Stock Purchase Plan, or the ESPP, our 2010 Inducement Award Plan, or the 2010 Plan, our 2011 Equity Incentive Plan, or the 2011 Plan, and our 401(k) Retirement Plan, or the 401(k) Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (2)	25,779,649	$6.48	3,750,072
Equity compensation plans not approved by stockholders (3)	14,147	n/a	857,396
Total	25,793,796	$6.48	4,607,468
____________________

(1)	The weighted average exercise price does not take into account the shares subject to outstanding restricted stock units, or RSUs, which have no exercise price.

(2)	Represents shares of our common stock issuable pursuant to the 2000 Plan, the 2011 Plan, the Director Plan and the ESPP.
The 2000 Plan was originally adopted by our Board of Directors in January 2000 and approved by our stockholders in March 2000. The 2000 Plan was amended and restated by our Board of Directors in December 2006 to require that the exercise price for options granted pursuant to the 2000 Plan be equal to the fair market value as of the determination date. The 2000 Plan is administered by the Compensation Committee of our Board of Directors. The 2000 Plan expired in January 2010 and there are no shares available for future issuance. As of December 31, 2013, there were options outstanding to purchase 10,812,808 shares of our common stock under the 2000 Plan at a weighted average exercise price of $7.47 per share. The weighted average exercise price does not take into account the shares subject to outstanding RSUs which have no exercise price. As of December 31, 2013, there were 68,081 shares reserved for issuance upon the vesting of outstanding RSUs under the 2000 Plan.
The Director Plan was originally adopted by our Board of Directors in January 2000 and approved by our stockholders in March 2000. The Director Plan provides for the automatic grant of options to purchase shares of common stock to non-employee directors. The Director Plan was amended by our Board of Directors in February 2004 to increase the annual automatic option grant to each non-employee director from 5,000 shares to 10,000 shares, which amendment was approved by our stockholders in April 2004. The Director Plan was further amended by our Board of Directors in February 2008 to increase the annual automatic option grant to each non-employee director from 10,000 shares to 15,000 shares and again in December 2010 to extend the post-termination exercise period for future granted options. Stockholder approval of the February 2008 and December 2010 amendments was not required. The Director Plan was further amended by our Board of Directors in February 2011 to reduce the number of shares available for future grant to 1,227,656 shares, which amendment became effective in May 2011 in connection with stockholder approval of the 2011 Plan. The Director Plan was further amended by our Board of Directors in February 2013 to increase the initial grant to new non-employee directors from 25,000 shares to 50,000 shares and the annual automatic option grant to each non-employee director from 15,000 shares to 30,000 shares. Stockholder approval of the February 2013 amendments was not required. The Director Plan was further amended by our Board of Directors in December 2013 to provide for discretionary grants. Stockholder approval of the December 2013 amendment was not required. The Director Plan is administered by the Compensation Committee of our Board of Directors. As of December 31, 2013, there were no shares available for future issuance under the Director Plan. As of December 31, 2013, there were options outstanding to purchase 2,113,906 shares of our common stock under the Director Plan at a weighted average exercise price of $6.70.
The ESPP was originally adopted by our Board of Directors in January 2000 and approved by our stockholders in March 2000. The ESPP allows for qualified employees to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each purchase period. The ESPP is implemented by one offering period during each six-month period; provided, however, our Board of Directors may alter the duration of an offering period without stockholder approval. Employees may authorize up to 15% of their compensation for the purchase of stock under the ESPP; provided, that an employee may not accrue the right to purchase stock at a rate of more than $25,000 of the fair market value of our common stock for each calendar year in which the purchase right is outstanding. The ESPP was amended by our Board of Directors in January 2005 and February 2009, each time to increase the number of shares available for issuance under the ESPP. Each increase in the ESPP share reserve was approved by our stockholders in April 2005 and May 2009, respectively. As of December 31, 2013, there were 2,040,839 shares available for future issuance under the ESPP.
The 2011 Plan was originally adopted by our Board of Directors on February 16, 2011 and amended by the Compensation Committee on March 18, 2011, subject to stockholder approval. The 2011 Plan was approved by our stockholders in May 2011. As of December 31, 2013, there were 1,709,233 shares available for future issuance under the 2011 Plan. As of December 31, 2013, there were options outstanding to purchase 11,056,561 shares of our common stock under the 2011 Plan at a weighted average exercise price of $5.47 per share. The weighted average exercise price does not take into account the shares subject to outstanding RSUs which have no exercise price. As of December 31, 2013, there were 1,728,293 shares reserved for issuance upon the vesting of outstanding RSUs under the 2011 Plan.

(3)	Represents shares of our common stock issuable pursuant to the 2010 Plan and the 401(k) Plan.
In December 2009, we adopted the 2010 Plan to replace the 2000 Plan, which expired in January 2010. A total of 1,000,000 shares of our common stock were authorized for issuance under the 2010 Plan. Following stockholder approval of the 2011 Plan in May 2011, no further stock awards have been or will be granted under the 2010 Plan. The 2010 Plan is administered by the Compensation Committee. As of December 31, 2013, there were 14,147 shares reserved for issuance upon the vesting of outstanding RSUs under the 2010 Plan. As of December 31, 2013, there were no remaining options outstanding under the 2010 Plan.
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
The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Proposal 1 – Election of Class III Directors” appearing in our 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the section entitled “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm” appearing in our 2014 Proxy Statement.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on February 20, 2014.

EXELIXIS, INC.
By:	/s/ MICHAEL M. MORRISSEY
Michael M. Morrissey, Ph.D.
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints MICHAEL M. MORRISSEY, FRANK KARBE and JAMES B. BUCHER and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL M. MORRISSEY	Director, President and	February 20, 2014
Michael M. Morrissey, Ph.D.	Chief Executive Officer (Principal Executive Officer)

/s/ FRANK KARBE	Executive Vice President and Chief Financial Officer	February 20, 2014
Frank Karbe	(Principal Financial and Accounting Officer)

/s/ STELIOS PAPADOPOULOS	Chairman of the Board	February 20, 2014
Stelios Papadopoulos, Ph.D.

/s/ CHARLES COHEN	Director	February 20, 2014
Charles Cohen, Ph.D.

/s/ CARL B. FELDBAUM	Director	February 20, 2014
Carl B. Feldbaum, Esq.

/s/ ALAN M. GARBER	Director	February 20, 2014
Alan M. Garber, M.D., Ph.D.

/s/ VINCENT T. MARCHESI	Director	February 20, 2014
Vincent T. Marchesi, M.D., Ph.D.

Signatures	Title	Date

/s/ FRANK MCCORMICK	Director	February 20, 2014
Frank McCormick, Ph.D.

/s/ GEORGE POSTE	Director	February 20, 2014
George Poste, D.V.M., Ph.D.

/s/ GEORGE A. SCANGOS	Director	February 20, 2014
George A. Scangos, Ph.D.

/s/ LANCE WILLSEY	Director	February 20, 2014
Lance Willsey, M.D.

/s/ JACK L. WYSZOMIERSKI	Director	February 20, 2014
Jack L. Wyszomierski

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011
4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	4/7/2000
4.2	Form of Warrant, dated June 10, 2009, to purchase 500,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	10-Q, as amended	000-30235	4.4	7/30/2009
4.3	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC.	10-Q	000-30235	4.4	8/5/2010
4.4*	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited	8-K	000-30235	4.9	6/9/2008
4.5	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design International, L.P.	10-Q	000-30235	10.1 (Exhibit A-1)	8/5/2010
4.6	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design Fund, L.P.	10-Q	000-30235	10.1 (Exhibit A-2)	8/5/2010
4.7	Form of Amended and Restated Secured Convertible Note issuable to entities affiliated with Deerfield Management Company, L.P.	8-K	000-30235	10.1 (Exhibit A)	1/22/2014
4.8	Registration Rights Agreement dated January 22, 2014 by and among Exelixis, Inc., Deerfield Partners, L.P. and Deerfield International Master Fund, L.P.	8-K	000-30235	4.2	1/22/2014
4.9	Form of Warrant to Purchase Common Stock of Exelixis, Inc. issued to Deerfield Partners, L.P. and Deerfield International Master Fund, L.P.	8-K	000-30235	4.1	1/22/2014
4.10	Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.1	8/14/2012
4.11	First Supplemental Indenture dated August 14, 2012 to Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.2	8/14/2012
4.12	Form of 4.25% Convertible Senior Subordinated Note due 2019	8-K	000-30235	4.2 (Exhibit A)	8/14/2012

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.1†	Form of Indemnity Agreement.	S-1, as amended	333-96335	10.1	3/17/2000
10.2†	2000 Equity Incentive Plan.	10-Q	000-30235	10.1	5/3/2007
10.3†	Form of Stock Option Agreement under the 2000 Equity Incentive Plan (early exercise permissible).	10-Q	000-30235	10.2	11/8/2004
10.4†	Form of Stock Option Agreement under the 2000 Equity Incentive Plan (early exercise may be restricted).	8-K	000-30235	10.1	12/15/2004
10.5†	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.	10-K	000-30235	10.6	3/10/2010
10.6†	2000 Non-Employee Directors’ Stock Option Plan.					X
10.7†	Form of Stock Option Agreement under the 2000 Non-Employee Directors’ Stock Option Plan.	10-K	000-30235	10.7	2/22/2011
10.8†	2000 Employee Stock Purchase Plan.	Schedule 14A	000-30235	A	4/13/2009
10.9†	2010 Inducement Award Plan	10-K	000-30235	10.10	3/10/2010
10.10†	Form of Stock Option Agreement under the 2010 Inducement Award Plan.	10-K	000-30235	10.11	3/10/2010
10.11†	Form of Restricted Stock Unit Agreement under the 2010 Inducement Award Plan.	10-K	000-30235	10.12	3/10/2010
10.12†	2011 Equity Incentive Plan.	8-K	000-30235	10.1	5/24/2011
10.13†	Form of Stock Option Agreement under the 2011 Equity Incentive Plan	10-Q	000-30235	10.3	8/4/2011
10.14†	Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-Q	000-30235	10.4	8/4/2011
10.15†	Exelixis, Inc. 401(k) Plan.	10-K	000-30235	10.13	3/10/2010
10.16†	Exelixis, Inc. 401(k) Plan Adoption Agreement.	10-K	000-30235	10.14	3/10/2010
10.17†	Offer Letter Agreement, dated February 3, 2000, between Michael Morrissey, Ph.D., and Exelixis, Inc.	10-Q	000-30235	10.43	8/5/2004
10.18†	Offer Letter Agreement, dated November 20, 2003, between Frank Karbe and Exelixis, Inc.	10-Q	000-30235	10.46	8/5/2004
10.19†	Employment Agreement, dated September 19, 2013, between Pamela Simonton, J.D., L.L.M. and Exelixis, Inc.	10-Q	000-30235	10.3	10/30/2013
10.20†	Offer Letter Agreement, dated June 20, 2006, between Exelixis, Inc. and Gisela M. Schwab, M.D.	8-K	000-30235	10.1	6/26/2006
10.21†	Offer Letter Agreement, dated October 6, 2011, between Exelixis, Inc. and J. Scott Garland.	10-K	000-30235	10.21	2/22/2012
10.22†	Resignation Agreement dated July 22, 2010, by and between Exelixis, Inc. and George A. Scangos	10-Q	000-30235	10.1	11/4/2010

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.23†	Special One-Time Cash Bonus Information for Named Executive Officers	8-K	000-30235	10.1	12/7/2012
10.24†	Compensation Information for Named Executive Officers.	8-K	000-30235	10.1	2/8/2013
10.25†	Compensation Information for Non-Employee Directors.	10-K	000-30235	10.25	2/21/2013
10.26†	Exelixis, Inc. Change in Control and Severance Benefit Plan, as amended and restated.	10-Q	000-30235	10.2	10/27/2011
10.27	Product Development and Commercialization Agreement, dated as of October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-Q	000-30235	10.1	8/6/2013
10.28*	First Amendment, dated January 10, 2005, to the Product Development and Commercialization Agreement, dated October 28, 2002, by and between SmithKlineBeecham Corporation and Exelixis, Inc.	10-K	000-30235	10.24	3/15/2005
10.29*	Second Amendment, dated June 13, 2008, to the Product Development and Commercialization Agreement, dated October 28, 2002, by and between SmithKlineBeecham Corporation d/b/a GlaxoSmithKline and Exelixis, Inc.	10-Q	000-30235	10.3	8/5/2008
10.30*	Letter Agreement, dated February 17, 2009, between Exelixis, Inc. and SmithKlineBeecham Corporation d/b/a GlaxoSmithKline.	10-Q, as amended	000-30235	10.1	5/7/2009
10.31*	Amended and Restated Collaboration Agreement, dated April 15, 2011, by and between Exelixis, Inc., Exelixis Patent Company, LLC., and Bristol-Myers Squibb Company.	10-Q	000-30235	10.5	8/4/2011
10.32*	Collaboration Agreement, dated December 22, 2006, between Exelixis, Inc. and Genentech, Inc.	10-K	000-30235	10.39	2/27/2007
10.33*	First Amendment, dated March 13, 2008, to the Collaboration Agreement, dated December 22, 2006, between Exelixis, Inc. and Genentech, Inc.	10-Q	000-30235	10.1	5/6/2008
10.34	Second Amendment, dated April 30, 2010, to the Collaboration Agreement, dated December 22, 2006, between Exelixis, Inc. and Genentech, Inc.	10-Q	000-30235	10.5	8/5/2010
10.35	Lease, dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	S-1, as amended	333-96335	10.11	2/7/2000
10.36	First Amendment, dated March 29, 2000, to Lease, dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-Q	000-30235	10.1	5/15/2000
10.37	Second Amendment, dated January 31, 2001, to Lease dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	S-1, as amended	333-152166	10.44	7/7/2008

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.38	Third Amendment, dated May 24, 2001, to Lease dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-K	000-30235	10.46	2/22/2011
10.39	Lease Agreement, dated May 24, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-Q	000-30235	10.48	8/5/2004
10.40	First Amendment, dated February 28, 2003, to Lease, dated May 24, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	S-1, as amended	333-152166	10.46	7/7/2008
10.41	Second Amendment, dated July 20, 2004, to Lease, dated May 24, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-Q	000-30235	10.49	8/5/2004
10.42	Lease Agreement, dated May 27, 2005, between Exelixis, Inc. and Britannia Pointe Grand Limited Partnership.	8-K	000-30235	10.1	5/27/2005
10.43	Sublease, dated July 25, 2011, between Exelixis, Inc. and Nodality, Inc.	10-Q	000-30235	10.3	10/27/2011
10.44	Consent to Sublease, dated August 16, 2011, by and among HCP Life Science REIT, Inc., Exelixis, Inc., and Nodality, Inc.	10-Q	000-30235	10.4	10/27/2011
10.45	Side Letter dated April 12, 2012 to Sublease between Exelixis, Inc. and Nodality, Inc.	10-Q	000-30235	10.1	8/2/2012
10.46	First Amendment to Sublease dated effective June 1, 2012 by and between Exelixis, Inc. and Nodality, Inc.	10-Q	000-30235	10.2	8/2/2012
10.47	Consent of Landlord dated June 1, 2012 to First Amendment to Sublease dated effective June 1, 2012 by and between Exelixis, Inc. and Nodality, Inc.	10-Q	000-30235	10.3	8/2/2012
10.48	Sublease, dated July 25, 2011, between Exelixis, Inc. and Threshold Pharmaceuticals, Inc.	10-Q	000-30235	10.5	10/27/2011
10.49	Consent to Sublease, dated August 19, 2011, by and among HCP Life Science REIT, Inc., Exelixis, Inc., and Threshold Pharmaceuticals, Inc.	10-Q	000-30235	10.6	10/27/2011
10.50	Lease Agreement, dated September 14, 2007, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-Q	000-30235	10.5	11/5/2007
10.51	First Amendment, dated May 31, 2008, to Lease Agreement, dated September 14, 2007, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-Q	000-30235	10.1	8/5/2008
10.52	Second Amendment, dated October 23, 2008, to Lease Agreement, dated September 14, 2007, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-K	000-30235	10.62	3/10/2009

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.53	Third Amendment, dated October 24, 2008, to Lease Agreement, dated September 14, 2007, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-K	000-30235	10.63	3/10/2009
10.54	Fourth Amendment, dated July 9, 2010, to Lease Agreement, dated September 14, 2007, between ARE-San Francisco No. 12, LLC and Exelixis, Inc.	10-Q	000-30235	10.2	11/4/2010
10.55	Sublease Agreement, dated July 9, 2010, by and between Exelixis, Inc. and Onyx Pharmaceuticals, Inc.	10-Q	000-30235	10.4	11/4/2010
10.56	Consent to Sublease dated July 9, 2010 by and among ARE-San Francisco No. 12, LLC, Exelixis, Inc. and Onyx Pharmaceuticals, Inc.	10-Q	000-30235	10.3	11/4/2010
10.57	Sublease Agreement, dated August 5, 2013, by and between Exelixis, Inc. and Sutro Biopharma, Inc.	10-Q	000-30235	10.2	10/30/2013
10.58	Consent to Sublease Agreement, dated August 5, 2013, by and among Britannia Pointe Limited Grand Partnership, Exelixis, Inc. and Sutro Biopharma, Inc.	10-Q	000-30235	10.3	10/30/2013
10.59	Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc.	10-Q	000-30235	10.34	8/6/2002
10.60	Loan Modification Agreement, dated December 21, 2004, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/23/2004
10.61	Amendment No. 7, dated December 21, 2006, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/27/2006
10.62	Amendment No. 8, dated December 21, 2007, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/26/2007
10.63	Amendment No. 9, dated December 22, 2009, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/23/2009
10.64*	Amendment No. 10, dated June 2, 2010, to the Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc.	10-Q	000-30235	10.3	8/5/2010
10.65*	Amendment No. 11, dated August 18, 2011, to the Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc.	10-Q	000-30235	10.7	10/27/2011

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.66	Pledge and Escrow Agreement dated August 14, 2012 by and among Exelixis, Inc., Wells Fargo Bank, National Association and Wells Fargo Bank, National Association	8-K	000-30235	10.1	8/14/2012
10.67*	Amended and Restated Collaboration Agreement, dated April 15, 2011, by and between Exelixis, Inc., Exelixis Patent Company, LLC., and Bristol-Myers Squibb Company.	10-Q	000-30235	10.6	8/4/2011
10.68*	License Agreement, dated May 27, 2009, between Exelixis, Inc. and Sanofi.	10-Q, as amended	000-30235	10.1	7/30/2009
10.69*	Collaboration Agreement, dated May 27, 2009, between Exelixis, Inc. and Sanofi.	10-Q, as amended	000-30235	10.2	7/30/2009
10.70*	Termination Agreement, dated December 22, 2011, between Exelixis, Inc. and Sanofi.	10-K	000-30235	10.83	2/22/2012
10.70	Letter, dated May 27, 2009, relating to regulatory filings for the Collaboration Agreement, dated May 27, 2009, between Exelixis, Inc. and Sanofi.	10-Q, as amended	000-30235	10.3	7/30/2009
10.71	Note Purchase Agreement, dated June 2, 2010, by and between Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P. and Exelixis, Inc.	10-Q	000-30235	10.1	8/5/2010
10.72	Consent and Amendment dated as of August 6, 2012 to Note Purchase Agreement, dated as of June 2, 2010, between Exelixis, Inc., Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.	8-K	000-30235	10.1	8/6/2012
10.73	Amendment No. 2 dated as of August 1, 2013 to Note Purchase Agreement, dated as of June 2, 2010, between Exelixis, Inc., Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.	10-Q	000-30235	10.1	10/30/2013
10.74	Amendment No. 3 dated as of January 22, 2013 to Note Purchase Agreement, dated as of June 2, 2010, by and among Exelixis, Inc., Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners L.P. and Deerfield International Master Fund, L.P.	8-K	000-30235	10.1	1/22/2014
10.75	Security Agreement, dated July 1, 2010, by and between Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P. and Exelixis, Inc.	10-Q	000-30235	10.2	8/5/2010
10.76*	Amended and Restated License Agreement, dated April 15, 2011, by and between Exelixis, Inc., Exelixis Patent Company, LLC, and Bristol-Myers Squibb Company.	10-Q	000-30235	10.7	8/4/2011

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.77*	Amended and Restated Collaboration Agreement, dated April 15, 2011, by and between Exelixis, Inc., Exelixis Patent Company, LLC, and Bristol-Myers Squibb Company.	10-Q	000-30235	10.8	8/4/2011
10.78*	Exclusive License Agreement, dated December 20, 2011, between Exelixis, Inc. and Merck.	10-K	000-30235	10.91	2/22/2012
12.1	Statement Re Computation of Earnings to Fixed Charges					X
21.1	Subsidiaries of Exelixis, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (contained on signature page).					X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
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