Form 10-Q
period 2014-03-28
EXELIXIS, INC.
filed 2014-05-01
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2014, there were 194,694,949 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$157,539	$103,978
Short-term investments	116,033	138,475
Short-term restricted cash and investments	12,208	12,213
Trade and other receivables	4,457	3,941
Inventory	2,686	2,890
Prepaid expenses and other current assets	5,386	5,112
Total current assets	298,309	266,609
Long-term investments	111,155	144,299
Long-term restricted cash and investments	10,814	16,897
Property and equipment, net	4,685	4,910
Goodwill	63,684	63,684
Other assets	8,918	6,888
Total assets	$497,565	$503,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,943	$9,345
Accrued clinical trial liabilities	39,118	34,958
Accrued compensation and benefits	8,088	12,797
Other accrued liabilities	11,974	13,116
Current portion of convertible notes	—	10,000
Current portion of loans payable	1,392	1,762
Current portion of restructuring	4,298	4,425
Deferred revenue	1,243	1,450
Total current liabilities	71,056	87,853
Long-term portion of convertible notes	261,408	255,147
Long-term portion of loans payable	80,219	80,328
Long-term portion of restructuring	7,933	9,047
Other long-term liabilities	5,467	4,674
Total liabilities	426,083	437,049
Commitments
Stockholders’ equity:
Preferred stock	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding: 194,652,943 and 184,533,651 shares at March 31, 2014 and December 31, 2013, respectively	194	184
Additional paid-in capital	1,644,516	1,564,670
Accumulated other comprehensive income	153	146
Accumulated deficit	(1,573,381)	(1,498,762)
Total stockholders’ equity	71,482	66,238
Total liabilities and stockholders’ equity	$497,565	$503,287

*	The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date.

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Net product revenues	$4,905	$1,856
License and contract revenues	—	7,813
Total revenues	4,905	9,669
Operating expenses:
Cost of goods sold	309	280
Research and development	54,847	32,735
Selling, general and administrative	14,691	10,545
Restructuring charge	46	119
Total operating expenses	69,893	43,679
Loss from operations	(64,988)	(34,010)
Other income (expense), net:
Interest income and other, net	2,131	338
Interest expense	(11,762)	(11,057)
Total other income (expense), net	(9,631)	(10,719)
Net loss	$(74,619)	$(44,729)
Net loss per share, basic and diluted	$(0.39)	$(0.24)
Shares used in computing basic and diluted net loss per share	191,699	183,742
The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(74,619)	$(44,729)
Other comprehensive income (1)	7	194
Comprehensive loss	$(74,612)	$(44,535)
____________________

(1)
Other comprehensive income consisted solely of unrealized gains or losses, net on available for sale securities arising during the periods presented. There were no reclassification adjustments to net loss resulting from realized gains or losses on the sale of securities and there was no income tax expense related to other comprehensive income during those periods.

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(74,619)	$(44,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	498	842
Stock-based compensation expense	3,758	2,679
Accretion of debt discount	6,988	6,314
Gain on warrants	(1,739)	—
Other	1,475	1,733
Changes in assets and liabilities:
Trade and other receivables	(516)	(1,114)
Inventory	204	(280)
Prepaid expenses and other current assets	(359)	(4,757)
Other assets	(5)	—
Accounts payable, accrued compensation, and other accrued liabilities	(10,254)	(4,769)
Clinical trial liabilities	4,160	(703)
Restructuring liability	(1,241)	(2,378)
Other long-term liabilities	(229)	(143)
Deferred revenue	(207)	(7,110)
Net cash used in operating activities	(72,086)	(54,415)
Cash flows from investing activities:
Purchases of property and equipment	(384)	(729)
Proceeds from sale of property and equipment	276	—
Proceeds from maturities of restricted cash and investments	6,598	6,647
Purchase of restricted cash and investments	(504)	(504)
Proceeds from maturities of investments	90,311	157,096
Purchases of investments	(35,937)	(96,157)
Net cash provided by investing activities	60,360	66,353
Cash flows from financing activities:
Proceeds from issuance of common stock, net	75,646	—
Proceeds from exercise of stock options and warrants	120	16
Principal payments on debt	(10,479)	(10,791)
Net cash provided by (used in) financing activities	65,287	(10,775)
Net increase in cash and cash equivalents	53,561	1,163
Cash and cash equivalents at beginning of period	103,978	170,069
Cash and cash equivalents at end of period	$157,539	$171,232
Supplemental cash flow disclosure - non-cash financing activity:
Issuance of warrants in connection with amendment to convertible notes	$2,762	$—
The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biopharmaceutical company committed to developing small molecule therapies for the treatment of cancer. Our two most advanced assets, COMETRIQ® (cabozantinib), our wholly-owned inhibitor of multiple receptor tyrosine kinases, and cobimetinib (GDC-0973/XL518), a potent, highly selective inhibitor of MEK, which we out-licensed to Genentech, Inc. (a member of the Roche Group) (“Genentech”), are currently the subject of six ongoing phase 3 pivotal trials.
We are focusing our development and commercialization efforts primarily on COMETRIQ (cabozantinib), which was approved by the U.S. Food and Drug Administration (“FDA”) on November 29, 2012, for the treatment of progressive, metastatic medullary thyroid cancer (“MTC”) in the United States, where it became commercially available in late January 2013. In March 2014, the European Commission approved COMETRIQ for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC. The European Commission granted conditional marketing authorization following a positive opinion from the European Committee for Medicinal Products for Human Use (“CHMP”) issued in December 2013.
Basis of Consolidation
The consolidated financial statements include the accounts of Exelixis and those of our wholly-owned subsidiaries. These entities’ functional currency is the U.S. dollar. All intercompany balances and transactions have been eliminated.
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
Exelixis adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2013, a 52-week year, ended on December 27, 2013, and fiscal year 2014, a 53-week year, will end on January 2, 2015. For convenience, references in this report as of and for the fiscal quarters ended March 29, 2013 and March 28, 2014, and as of the fiscal year ended December 27, 2013, are indicated as ended March 31, 2013, March 31, 2014, and December 31, 2013, respectively.
Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2015 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC on February 20, 2014.
Segment Information
We operate as a single reportable segment.
Use of Estimates
The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to inventory, revenue recognition, valuation of long-lived assets, certain accrued liabilities including clinical trial accruals and restructuring liability, valuation of warrants, share-based compensation and the valuation of the debt and equity components of our convertible debt at issuance. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Revenue Recognition
We recognize revenue from the sale of COMETRIQ and from license fees and milestones earned on research and collaboration arrangements. See “Note 1 - Organization and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of our policies for revenue recognition on research and collaboration agreements. We did not enter into any new collaboration agreements during the three months ended March 31, 2014. See “Note 2 - Research and Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of our existing collaboration agreements.
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
Product sales to our European distribution partner are generally not subject to customer incentives, rights of return or discounts and allowances. We record revenue at the time our European distribution partner has accepted the product, a method also known as the “sell-in” revenue recognition model.
Product Sales Discounts and Allowances
We calculate gross product revenues based on the price that we charge our United States specialty pharmacy and our European distribution partner. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, and (c) estimated costs of patient assistance programs. We initially record estimates for these deductions at the time we recognize the gross revenue. We update our estimates on a recurring basis as new information becomes available. These discounts and allowances apply only to gross product revenues earned in the United States. See “Note 1 - Organization and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a further description of those discounts and allowances.
Cost of Goods Sold
Cost of goods sold is related to our product revenues and consisted primarily of a 3% royalty and indirect labor costs, and to a lesser extent, the cost of manufacturing and other third party logistics costs of our product. A significant portion of the manufacturing costs for product sales were incurred prior to regulatory approval of COMETRIQ for the treatment of progressive, metastatic MTC and, therefore, were expensed as research and development costs when those costs were incurred, rather than capitalized as inventory.
In accordance with our product development and commercialization agreement with GlaxoSmithKline, we are required to pay GlaxoSmithKline a 3% royalty on the Net Sales of any product incorporating cabozantinib, including COMETRIQ. Net Sales is defined in the product development and commercialization agreement generally as the gross invoiced sales price less customer credits, rebates, chargebacks, shipping costs, customs duties, and sales tax and other similar tax payments we are required to make.

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
We have recorded aggregate restructuring charges of $53.3 million in connection with the Restructurings, of which $29.4 million related to facility charges, $21.7 million related to termination benefits, $2.2 million related to the impairment of excess equipment and other assets, and an additional minor amount related to legal and other fees.
For the three months ended March 31, 2014 and 2013, we recorded restructuring charges of $46 thousand and $0.1 million, respectively. The charges for both periods presented were related to the effect of the passage of time on our discounted cash flow computations. During the three months ended March 31, 2014, those charges were partially offset by $0.1 million in recoveries recorded in connection with the sale of excess equipment and other assets.
The total outstanding restructuring liability related to the Restructurings is included in the current and long-term portion of restructuring on the accompanying Consolidated Balance Sheets. The components and changes of these liabilities during the annual periods from inception of the restructuring activities through the year ended December 31, 2013 and during the three months ended March 31, 2014 are summarized in the following table (in thousands):

	Facility Charges	Other	Total
Restructuring liability as of December 31, 2012	$19,202	$20	$19,222
Restructuring charge	662	569	1,231
Cash payments	(6,331)	(434)	(6,765)
Adjustments or non-cash credits including stock compensation expense	(73)	(238)	(311)
Proceeds from sale of assets	—	95	95
Restructuring liability as of December 31, 2013	13,460	12	13,472
Restructuring charge (credit)	159	(113)	46
Cash payments	(1,403)	(6)	(1,409)
Adjustments or non-cash credits	9	(86)	(77)
Proceeds from sale of assets	—	199	199
Restructuring liability as of March 31, 2014	$12,225	$6	$12,231
We expect to pay accrued facility charges of $12.2 million, net of cash received from our subtenants, through the end of our lease terms of the buildings, the last of which ends in 2017. With respect to our Restructurings, we expect to incur additional restructuring charges of approximately $2.5 million which relates to the effect of the passage of time on our discounted cash flow computations for the exit, in prior periods, of certain of our South San Francisco buildings. These charges will be recorded through the end of the building lease terms, the last of which ends in 2017.
The Restructurings have resulted in aggregate cash expenditures of $36.6 million, net of $11.3 million in cash received from subtenants and $2.9 million in cash received in connection with the sale of excess equipment and other assets. Net cash expenditures for the Restructurings were $1.2 million and $2.4 million during the three months ended March 31, 2014 and 2013, respectively.
The restructuring charges that we expect to incur in connection with the Restructurings are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the Restructurings.

NOTE 3. CASH AND INVESTMENTS
The following table summarizes cash and cash equivalents, investments, and restricted cash and investments by balance sheet line item as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$157,538	$1	$—	$157,539
Short-term investments	115,931	119	(17)	116,033
Short-term restricted cash and investments	12,142	66	—	12,208
Long-term investments	111,110	54	(9)	111,155
Long-term restricted cash and investments	10,768	46	—	10,814
Total cash and investments	$407,489	$286	$(26)	$407,749

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$103,978	$—	$—	$103,978
Short-term investments	138,403	94	(22)	138,475
Short-term restricted cash and investments	12,173	40	—	12,213
Long-term investments	144,226	106	(33)	144,299
Long-term restricted cash and investments	16,837	60	—	16,897
Total cash and investments	$415,617	$300	$(55)	$415,862
Under our loan and security agreement with Silicon Valley Bank, we are required to maintain compensating balances on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates. The total collateral balances as of March 31, 2014 and December 31, 2013 were $83.2 million and $83.7 million, respectively, and are reflected on the accompanying Consolidated Balance Sheets in short- and long-term investments. See “Note 8 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, for more information regarding the collateral balance requirements under our Silicon Valley Bank loan and security agreement.
All of our cash equivalents and investments are classified as available-for-sale. The following table summarizes our cash equivalents and investments by security type as of March 31, 2014 and December 31, 2013. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$71,150	$—	$—	$71,150
Commercial paper	103,273	—	—	103,273
Corporate bonds	208,208	166	(26)	208,348
U.S. Treasury and government sponsored enterprises	21,372	116	—	21,488
Municipal bonds	2,752	4	—	2,756
Total investments	$406,755	$286	$(26)	$407,015

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$24,813	$—	$—	$24,813
Commercial paper	94,682	—	—	94,682
Corporate bonds	239,937	190	(55)	240,072
U.S. Treasury and government sponsored enterprises	44,284	102	—	44,386
Municipal bonds	6,005	8		6,013
Total investments	$409,721	$300	$(55)	$409,966
There were no gains or losses on the sales of investments during the three months ended March 31, 2014 and 2013.
All of our investments are subject to a quarterly impairment review. During the three months ended March 31, 2014 and 2013, we did not record any other-than-temporary impairment charges on our available-for-sale securities. As of March 31, 2014, there were 27 investments in an unrealized loss position with an aggregate fair value $39.5 million. All of our investments in an unrealized loss position are corporate bonds. All of our investments in an unrealized loss position have been so for less than one year and the unrealized losses were not attributed to credit risk, but rather associated with the changes in interest rates. Based on the scheduled maturities of our investments, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The following summarizes the fair value of securities classified as available-for-sale by contractual maturity as of March 31, 2014 (in thousands):

	Mature within One Year	After One Year through Two Years	Fair Value
Money market funds	$71,150	$—	$71,150
Commercial paper	103,273	—	103,273
Corporate bonds	168,772	39,576	208,348
U.S. Treasury and government sponsored enterprises	15,400	6,088	21,488
Municipal bonds	—	2,756	2,756
Total investments	$358,595	$48,420	$407,015
Cash is excluded from the table above. The classification of certain compensating balances and restricted investments are dependent upon the term of the underlying restriction on the asset and not the maturity date of the investment. Therefore, certain long-term investments and long-term restricted cash and investments have contractual maturities within one year.
NOTE 4. INVENTORY
Inventory consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$678	$529
Work in process	1,665	2,280
Finished goods	343	81
Total	$2,686	$2,890
We received regulatory approval for our first product, COMETRIQ, on November 29, 2012. A significant portion of the manufacturing costs for our inventory were incurred prior to regulatory approval of COMETRIQ for the treatment of progressive, metastatic MTC and, therefore, were expensed as research and development costs when those costs were incurred, rather than capitalized as inventory.

NOTE 5. DEBT
The amortized carrying amount of our debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Convertible Senior Subordinated Notes due 2019	$169,415	$165,296
Secured Convertible Notes due 2015	91,993	99,851
Silicon Valley Bank term loan	80,000	80,000
Silicon Valley Bank line of credit	1,611	2,090
Total debt	343,019	347,237
Less: current portion	(1,392)	(11,762)
Long-term debt	$341,627	$335,475
See “Note 8 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information on the terms of our debt, including a description of the conversion features of the of 4.25% Convertible Senior Subordinated Notes due 2019 (the “2019 Notes”) and our Secured Convertible Notes due June 2015 (the “Deerfield Notes”).
Convertible Senior Subordinated Notes due 2019
In August 2012, we issued and sold $287.5 million aggregate principal amount the 2019 Notes. As of March 31, 2014, the entire principal balance remains outstanding. The following is a summary of the liability component of the 2019 Notes (in thousands):

	March 31, 2014	December 31, 2013
Net carrying amount of the liability component	$169,415	$165,296
Unamortized discount of the liability component	118,085	122,204
Face amount of the 2019 Notes	$287,500	$287,500
The debt discount and debt issuance costs will be amortized as interest expense through August 2019. During the three months ended March 31, 2014, total interest expense was $7.4 million, including stated coupon interest of $3.1 million and the amortization of the debt discount and debt issuance costs of $4.3 million. During the three months ended March 31, 2013, total interest expense was $7.0 million including stated coupon interest of $3.1 million and the amortization of the debt discount and debt issuance costs of $3.9 million. The balance of unamortized fees and costs was $3.8 million and $4.0 million as of March 31, 2014 and December 31, 2013, respectively, which is included in Other assets on the accompanying Consolidated Balance Sheets.
Secured Convertible Notes due June 2015
In June 2010, we entered into a note purchase agreement with entities affiliated with Deerfield Management Company, L.P. (“Deerfield”), pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million initial principal amount of the Deerfield Notes. As of March 31, 2014 and December 31, 2013, the remaining outstanding principal balance on the Deerfield Notes was $104.0 million and $114.0 million, respectively, which, subject to certain limitations, is payable in cash or in stock at our discretion. During the three months ended March 31, 2014, and 2013, total interest expense for the Deerfield Notes was $4.2 million and $3.9 million, respectively, including the stated coupon rate and the amortization of the debt discount and debt issuance costs. The non-cash expense relating to the amortization of the debt discount and debt issuance costs was $2.7 million and $2.4 million, during the three months ended March 31, 2014 and 2013, respectively. The balance of unamortized fees and costs was $3.6 million and $1.4 million as of March 31, 2014 and December 31, 2013, respectively, which is included in Other assets on the accompanying Consolidated Balance Sheets.
On January 22, 2014, the note purchase agreement was amended to provide us with an option to extend the maturity date of our indebtedness under the note purchase agreement to July 1, 2018 (the “Extension Option”). Under the terms of the Extension Option, which expires on March 31, 2015, we have the right to require Deerfield Partners, L.P. and Deerfield International Master Fund, L.P. (the “New Deerfield Purchasers”) to acquire $100 million principal amount of the Deerfield Notes and extend the maturity date to July 1, 2018. If we exercise the Extension Option, the Deerfield Notes would bear interest on and after July 2, 2015 at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum. We are under no obligation to exercise the Extension Option.
In connection with the amendment to the note purchase agreement, on January 22, 2014 we issued to the New Deerfield Purchasers two-year warrants (the “2014 Deerfield Warrants”) to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $9.70 per share, which exercise price is subject to change in the event we exercise the Extension Option. See “Note 6 - Common Stock and Warrants” for further information on those warrants.
We determined that the amendment resulted in the Deerfield Notes being modified. In connection with the amendment, we recorded a $2.8 million deferred commitment fee upon the issuance of the 2014 Deerfield Warrants. See “Note 6 - Common Stock and Warrants” for further information on those warrants. The deferred commitment fee is included in Other assets and will be amortized into interest expense as a yield adjustment through the current maturity date of the Deerfield Notes, July 1, 2015. Third-party expenses, comprised primarily of legal and accounting fees, were expensed as of the date of the amendment.
NOTE 6. COMMON STOCK AND WARRANTS
Sale of Shares of Common Stock
In January 2014 we completed a registered underwritten public offering of 10.0 million shares of our common stock at a price of $8.00 per share pursuant to a shelf registration statement previously filed with the SEC, which the SEC declared effective on June 8, 2012. We received $75.6 million in net proceeds from the offering after deducting the underwriting discount and related offering expenses.
Warrants
On January 22, 2014, in connection with the amendment to the note purchase agreement to provide us with the Extension Option, we issued to the New Deerfield Purchasers the 2014 Deerfield Warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $9.70 per share. If we exercise the Extension Option, the term of the 2014 Deerfield Warrants will be extended by two years and the exercise price will be reset to the lower of (i) the existing exercise price and (ii) 120% of the volume weighted average price of our common stock for the ten trading days immediately following the date of such extension election. Due to the potential increase in term and decrease of the exercise price, the 2014 Deerfield Warrants were recorded as a liability which is included in Other long-term liabilities. The 2014 Deerfield Warrants are recorded at fair value, on a recurring basis, which was $1.0 million and $2.8 million as of March 31, 2014 and January 22, 2014, respectively. We recorded an unrealized gain on the warrants of $1.7 million during the three months ended March 31, 2014 which is included in Interest income and other, net. See “Note 7 - Fair Value Measurements” for more information on the valuation of these warrants.
At March 31, 2014, the following warrants to purchase common stock were outstanding and exercisable:

Date Issued	Exercise Price per Share	Expiration Date	Number of Shares
June 4, 2008	$7.40	June 4, 2014	1,000,000
June 10, 2009	$6.05	June 10, 2014	186,362
January 22, 2014	$9.70	January 22, 2016	1,000,000
			2,186,362
The warrants issued in June 2008 and January 2014 are Participating Securities. The warrant holders do not have a contractual obligation to share in our losses.

NOTE 7. FAIR VALUE MEASUREMENTS
The following table sets forth the fair value of our financial assets and liabilities that were measured and recorded on a recurring basis as of March 31, 2014 and December 31, 2013. We did not have any financial liabilities that were measured and recorded on a recurring basis or Level 3 investments as of December 31, 2013. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$71,150	$—	$—	$71,150
Commercial paper	—	103,273	—	103,273
Corporate bonds	—	208,348	—	208,348
U.S. Treasury and government sponsored enterprises	—	21,488	—	21,488
Municipal bonds	—	2,756	—	2,756
Total financial assets	$71,150	$335,865	$—	$407,015
Financial liabilities:
Warrants	$—	$—	$1,022	$1,022
Total financial liabilities	$—	$—	$1,022	$1,022

	December 31, 2013
	Level 1	Level 2	Total
Money market funds	$24,813	$—	$24,813
Commercial paper	—	94,682	94,682
Corporate bonds	—	240,072	240,072
U.S. Treasury and government sponsored enterprises	—	44,386	44,386
Municipal bonds	—	6,013	6,013
Total financial assets	$24,813	$385,153	$409,966
There were no transfers between any of the fair value hierarchies, as determined at the end of each reporting period.
The estimated fair values of our financial instruments that are carried at amortized cost for which it is practicable to determine a fair value were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Notes	$169,415	$255,731	$165,296	$339,883
Silicon Valley Bank term loan	$80,000	$79,900	$80,000	$79,946
Silicon Valley Bank line of credit	$1,611	$1,611	$2,090	$2,090
We believe it is not practicable to determine the fair value of the Deerfield Notes due to the unique structure of the instrument that was financed by entities affiliated with Deerfield.
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

•
The 2019 Notes are valued using a third-party pricing model that is based in part on average trading prices, which is a Level 2 input. The 2019 Notes are not marked-to-market and are shown at their initial fair value less the unamortized discount; the portion of the value allocated to the conversion option is included in Stockholders’ equity on the accompanying Consolidated Balance Sheets.

•
We estimate the fair value of our other debt instruments, where possible, using the net present value of the payments discounted at an interest rate that is consistent with money-market rates that would have been earned on our non-interest-bearing compensating balances, which is a Level 2 input.

•
The 2014 Deerfield Warrants are valued using a Monte Carlo simulation model. The expected life is based on the contractual terms of the 2014 Deerfield Warrants, and in certain simulations, assumes the two year extension that would result from our exercise of the Extension Option. We consider implied volatility as well as our historical volatility in developing our estimate of expected volatility. The fair value of the 2014 Deerfield Warrants were estimated using the following assumptions, which, except for risk-free interest rate, are Level 3 inputs (dollars in thousands):

		January 22, 2014
	March 31, 2014	(issuance date)
Fair value of warrants	$1,022	$2,762
Risk-free interest rate	0.98%	0.95%
Dividend yield	—%	—%
Volatility	84%	57%
Average expected life	3.0 years	3.2 years
NOTE 8. STOCK-BASED COMPENSATION
We recorded and allocated employee stock-based compensation expenses for our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”) as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development expense	$1,565	$1,407
Selling, general and administrative expense	2,193	1,268
Total employee stock-based compensation expense	$3,758	$2,675
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

	Stock Options
	Three Months Ended March 31,
	2014	2013
Weighted average grant-date fair value	$4.70	$2.45
Risk-free interest rate	1.59%	0.78%
Dividend yield	—%	—%
Volatility	81%	62%
Expected life	5.5 years	5.2 years

	Employee Stock Purchase Plan
	Three Months Ended March 31,
	2014	2013
Weighted average grant-date fair value	$1.59	$1.59
Risk-free interest rate	0.08%	0.15%
Dividend yield	—%	—%
Volatility	62%	67%
Expected life	6 months	6 months
Of the stock options outstanding as of March 31, 2014, 3,720,752 were granted subject to performance objectives tied to the achievement of goals set by the Compensation Committee of our Board of Directors and will vest in full or part based on achievement of such goals. As of March 31, 2014, we expect that achievement of some of those performance objectives is probable and have, therefore, recorded for stock-based compensation expense in connection with such awards. We have not included any stock-based compensation expense for stock options with performance objectives where the performance goals cannot be reasonably assured of achievement; the grant date fair value of such awards was $6.9 million.
A summary of all stock option activity for the three months ended March 31, 2014 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	23,983,275	$6.48
Granted	626,290	$6.96
Exercised	(19,090)	$6.28
Forfeited	(5,979)	$5.73
Expired	(352,342)	$7.75
Options outstanding at March 31, 2014	24,232,154	$6.47	4.46	$2
Exercisable at March 31, 2014	14,057,195	$7.12	3.35	$2
As of March 31, 2014, $26.6 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 2.52 years.
A summary of all restricted stock unit (“RSU”) activity for the three months ended March 31, 2014 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Awards outstanding at December 31, 2013	1,810,521	$5.56
Awarded	32,096	$6.77
Released	(81,590)	$7.11
Forfeited	(14,687)	$5.56
Awards outstanding at March 31, 2014	1,746,340	$5.51	3.18	$5,903
As of March 31, 2014, $6.7 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 3.18 years.

NOTE 9. NET LOSS PER SHARE
The following table sets forth a reconciliation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss	$(74,619)	$(44,729)
Denominator:
Shares used in computing basic and diluted net loss per share	191,699	183,742
Net loss per share, basic and diluted	$(0.39)	$(0.24)
The following table sets forth outstanding potential shares of common stock that are not included in the computation of diluted net loss per share because, to do so would be anti-dilutive (in thousands):

	March 31
	2014	2013
Convertible debt	54,123	54,123
Outstanding stock options, unvested RSUs and ESPP contributions	26,302	18,181
Warrants	2,186	1,441
Total potentially dilutive shares	82,611	73,745
NOTE 10. CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject us to concentrations of credit risk are primarily trade and other receivables and investments. Investments consist of money market funds, taxable commercial paper, corporate bonds with high credit quality, U.S. Treasury and government sponsored enterprises, and municipal bonds. All investments are maintained with financial institutions that management believes are creditworthy.
Trade and other receivables are unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception. As of March 31, 2014, 70% of our trade receivables are with the specialty pharmacy that sells COMETRIQ in the United States and 6% are with our European distribution partner. Both of these customers pay promptly and within their respective payment terms.
We have operations primarily in the United States, while some of our collaboration partners have headquarters outside of the United States and certain of our clinical trials for cabozantinib are conducted outside of the United States. During the three months ended March 31, 2013, 100% of our revenues were earned in the United States. During the second quarter of 2013, we initiated a Named Patient Use (“NPU”) program through our distribution partner, Swedish Orphan Biovitrum, to support the distribution and commercialization of COMETRIQ for metastatic MTC primarily in the European Union and potentially other countries. During the three months ended March 31, 2014, 98%, of our revenues were earned in the United States; the remainder of our revenues were earned in the European Union under this NPU program. All of our long-lived assets are located in the United States.
The following table sets forth the percentage of revenues recognized under our collaboration agreements and product sales to the specialty pharmacy that represent 10% or more of total revenues during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Collaboration agreement:
Bristol-Myers Squibb	—%	81%
Product sales:
Diplomat Specialty Pharmacy	98%	19%

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
This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission, or SEC, on February 20, 2014. Operating results are not necessarily indicative of results that may occur in future periods. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
Overview
We are a biopharmaceutical company committed to developing small molecule therapies for the treatment of cancer. Our two most advanced assets, COMETRIQ® (cabozantinib), our wholly-owned inhibitor of multiple receptor tyrosine kinases, and cobimetinib (GDC-0973/XL518), a potent, highly selective inhibitor of MEK, which we out-licensed to Genentech, Inc. (a member of the Roche Group), or Genentech, are currently the subject of six ongoing phase 3 pivotal trials. Top-line results from four of these pivotal trials are expected in 2014.
We are focusing our development and commercialization efforts primarily on COMETRIQ (cabozantinib), which was approved by the U.S. Food and Drug Administration, or FDA, on November 29, 2012, for the treatment of progressive, metastatic medullary thyroid cancer, or MTC, in the United States, where it became commercially available in late January 2013. In March 2014, the European Commission approved COMETRIQ for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC. The European Commission granted conditional marketing authorization following a positive opinion from the European Committee for Medicinal Products for Human Use, or CHMP, issued in December 2013.
Cabozantinib is being evaluated in a broad development program, comprising over fifty clinical trials, including two ongoing phase 3 pivotal trials in metastatic castration-resistant prostate cancer, or CRPC, an ongoing phase 3 pivotal trial in metastatic renal cell cancer, or RCC, and an ongoing phase 3 pivotal trial in advanced hepatocellular cancer, or HCC. We believe cabozantinib has the potential to be a broadly-active and differentiated anti-cancer agent that can make a meaningful difference in the lives of patients. Our objective is to develop cabozantinib into a major oncology franchise, and we believe that the initial regulatory approvals of COMETRIQ (cabozantinib) for the approved MTC indications provide us with the opportunity to establish a commercial presence to further this objective. We currently expect top-line results from our two phase 3 pivotal trials of cabozantinib in CRPC, and from the overall survival analysis of our phase 3 pivotal trial of cabozantinib in progressive, metastatic MTC, in 2014.
Cobimetinib is also being evaluated in a broad development program, including a phase 3 clinical trial evaluating the combination of cobimetinib with vemurafenib versus vemurafenib alone in previously untreated BRAFV600 mutation positive patients with unresectable locally advanced or metastatic melanoma, which was initiated on November 1, 2012. Roche and Genentech have announced that they expect top-line results from this trial in 2014 and if the data are positive, to file a new drug application, or NDA, with the FDA in 2014.
We believe we are in a unique position as an independent biopharmaceutical company with a wholly-owned drug that has been approved in its first indication in both the United States and the European Union and has the potential to be a broadly active anti-cancer agent, and with a total of six ongoing phase 3 pivotal trials of two of our lead drug candidates. If the outcome from one or more of these pivotal clinical development programs is positive and subsequently leads to regulatory filings seeking marketing approval, our business could be positively impacted and create value for our stockholders. We therefore believe 2014 will be a critically important year for the company.
Our Strategy
We believe that the available clinical data demonstrate that cabozantinib has the potential to be a broadly active anti-cancer agent, and our objective is to build cabozantinib into a major oncology franchise. The initial regulatory approvals of COMETRIQ (cabozantinib) for the approved MTC indications in the United States and European Union provide a niche market opportunity that allows us to gain commercialization experience while providing a solid foundation for potential expansion into larger cancer indications.
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
Beyond our efforts regarding cabozantinib, under the terms of our various collaboration agreements, we are working with our corporate partners to realize the potential value of the compounds and programs we have out-licensed to them. Most notable of these is cobimetinib, which is being evaluated by Roche and Genentech in a broad development program, including a phase 3 pivotal trial. In the aggregate, these partnered compounds could potentially be of significant value to us if their development progresses successfully.
Collaborations

We have established a collaboration with Genentech for cobimetinib and other collaborations with leading pharmaceutical companies, including Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Sanofi, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo Company Limited, or Daiichi Sankyo, for compounds and programs in our portfolio. Pursuant to these collaborations, we have out-licensed compounds or programs to a partner for further development and commercialization, have no further development cost obligations related to such compounds or programs and may be entitled to receive milestones and royalties or a share of profits from commercialization. With respect to our partnered compounds, we are eligible to receive potential contingent payments under our collaborations totaling approximately $2.3 billion in the aggregate on a non-risk adjusted basis, of which 10% are related to clinical development milestones, 42% are related to regulatory milestones and 48% are related to commercial milestones, all to be achieved by the various licensees.
Our collaboration with Genentech for cobimetinib continues to be of increasing importance to us in 2014 since cobimetinib is our most advanced partnered compound in development and has the greatest near-term potential for commercialization. As noted above, a multicenter, randomized, double-blind, placebo-controlled phase 3 clinical trial evaluating the combination of cobimetinib with vemurafenib versus vemurafenib alone in previously untreated BRAFV600 mutation positive patients with unresectable locally advanced or metastatic melanoma, known as coBRIM, was initiated on November 1, 2012. Roche and Genentech have announced that they expect top-line results from this trial and if the data are positive, to file a NDA with the FDA in 2014.
Preliminary results from BRIM7, an ongoing phase 1b dose escalation study conducted by Roche and Genentech of the BRAF inhibitor vemurafenib in combination with cobimetinib in patients with locally advanced/unresectable or metastatic melanoma carrying a BRAFV600 mutation were presented at the 2012 European Society for Medical Oncology Annual Meeting. Updated data from BRIM7 reported at the European Cancer Congress 2013 suggest that the preliminary safety profile and activity of the investigational combination of cobimetinib and vemurafenib are encouraging in BRAF inhibitor-naïve patients. Although the phase 1b dose escalation study was designed to evaluate the safety and tolerability of cobimetinib in combination with vemurafenib, objective responses (comprising complete or partial responses) were observed in 85% of the patients who had not been previously treated with a BRAF inhibitor. Roche and Genentech have announced that additional data from BRIM7 will be presented at the 10th European Association of Dermato-Oncology Congress (May 7-10, 2014) and at the 2014 American Society of Clinical Oncology Annual Meeting (May 30-June 3, 2014).
In addition, on the basis of strong scientific rationale and encouraging preclinical data, Genentech has initiated the following clinical trials of cobimetinib in combination with other agents:

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
Under the terms of our co-development agreement with Genentech for cobimetinib, we are entitled to an initial equal share of U.S. profits and losses for cobimetinib, which will decrease as sales increase, and will share equally in the U.S. marketing and commercialization costs. The profit share has multiple tiers: we are entitled to 50% of profits from the first $200 million of U.S. actual sales, decreasing to 30% of profits from U.S. actual sales in excess of $400 million. We are entitled to low double-digit royalties on ex-U.S. net sales. In November 2013, we exercised an option under the co-development agreement to co-promote in the United States. Under the co-promote agreement, we are allowed to provide up to 25% of the total sales force for cobimetinib in the United States if commercialized, and will call on customers and otherwise engage in promotional activities using that sales force, consistent with the terms of the co-development agreement and a co-promotion agreement to be entered into by the parties.
A development involving our collaboration with GlaxoSmithKline for foretinib (XL880) occurred subsequent to the end of the period covered by this report. In April 2014, we received a notice from GlaxoSmithKline of its intent to terminate the development of foretinib and to return it to us pursuant to the terms and conditions of the product development and commercialization agreement between the parties. We continue to work with GlaxoSmithKline on the transition of the program, which we expect will be completed in the third quarter of 2014. It is contemplated that in connection with the return of foretinib, the product development and commercialization agreement will terminate, although GlaxoSmithKline will continue to be entitled to a 3% royalty on net sales of any product incorporating cabozantinib, including COMETRIQ, and a 4% royalty on net sales of any product incorporating foretinib.
Business Highlights for the Three Months Ended March 31, 2014 and Recent Developments
Approval of COMETRIQ(R) (cabozantinib) by the European Commission
In March 2014, the European Commission approved COMETRIQ for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC. The European Commission granted conditional marketing authorization following a positive opinion from CHMP, issued in December 2013. Similar to another drug approved in this setting, the approved indication for the European Union states that for patients in whom RET mutation status is not known or is negative, a possible lower benefit should be taken into account before individual treatment decisions.
Additionally, the Committee for Orphan Medicinal Products (COMP) during its January 2014 meeting reviewed the designation for COMETRIQ (cabozantinib) as an orphan medicinal product for the treatment of MTC and recommended maintenance of orphan drug designation at the time of marketing authorization.
Pursuant to the terms of a commercialization and distribution agreement between Exelixis and Swedish Orphan Biovitrum, or Sobi, signed in February 2013, Sobi will support the commercialization of COMETRIQ in the European Union for the approved MTC indication through the end of 2015.
Interim Analysis of COMET-1
In March 2014, we were notified by the Independent Data Monitoring Committee, or IDMC, that a planned interim analysis of our COMET-1 phase 3 pivotal trial had been completed, and that the IDMC recommended the trial proceed to its final analysis, which we expect to read out in 2014.
Appointment of New Executive Vice President and General Counsel
In February 2014, we appointed Jeffrey J. Hessekiel, J.D., a veteran legal professional with more than a decade of corporate and commercial experience specific to the biopharmaceutical industry, as Executive Vice President and General Counsel.
Amendment of Deerfield Facility
In January 2014, we entered into an amendment to our financing arrangement with Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P. to provide us with an option to extend to July 1, 2018 from July 1, 2015 the maturity date of the indebtedness incurred by us under the financing arrangement. See “Certain Factors Important to Understanding Our Financial Condition and Results of Operations - Deerfield Facility” below for additional information on this financing arrangement.

Completion of Underwritten Public Offering
In January 2014, we completed an underwritten public offering of 10.0 million shares of common stock, raising net proceeds of $75.6 million after deducting the underwriting discount and related offering expenses.
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
Limited Sources of Revenues
COMETRIQ was approved by the FDA for the treatment of progressive, metastatic MTC in the United States on November 29, 2012. We commercially launched COMETRIQ in the United States in late January 2013. We currently estimate that there are between 500 and 700 first- and second-line progressive, metastatic MTC patients diagnosed each year in the United States who will be eligible for COMETRIQ, and as a result we only expect to generate limited revenues from U.S. sales of COMETRIQ in MTC. Effective October 29, 2013, the wholesale acquisition price for COMETRIQ is $10,395 for a 28-day supply of all dosage strengths. Prior to the approval of COMETRIQ, we had no pharmaceutical product that had received marketing approval, and from the commercial launch through March 31, 2014, we generated $19.9 million in net revenues from the sale of COMETRIQ.
On March 25, 2014, the European Commission approved COMETRIQ for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC. We currently believe that the patient population for the approved MTC indication in the European Union who will be eligible for COMETRIQ is similar to that in the United States, and as a result, we only expect to generate limited revenues from European Union sales of COMETRIQ in MTC. Timelines for securing reimbursement in the individual EU countries can vary considerably, with some countries taking twelve to eighteen months to approve products for reimbursement. We are working with Sobi, our distribution partner, on activities in preparation for the commercial launch of COMETRIQ in the approved MTC indication in the European Union. These activities include preparing submissions for securing reimbursement in individual countries of the European Union, undertaking promotional activities to raise awareness of COMETRIQ as a treatment for the approved MTC indication, and preparing the supply chain for distribution of COMETRIQ in the European Union.
We have derived substantially all of our revenues since inception from collaborative research and development agreements. Revenues from research and development collaborations depend on research funding, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. During 2013, we completed the recognition of deferred revenue derived from research funding under our existing collaborative research and development agreements. Any future revenue derived from our existing collaborative research and development agreements will depend on the achievement of milestones and royalties we earn from any future products developed from the collaborations. We do not expect any significant contingent or milestone payments in 2014.
Our collaborative research and development agreements may be terminated or allowed to expire. In April 2014, we received a notice from GlaxoSmithKline of its intent to terminate the development of foretinib and return the compound to us pursuant to the terms and conditions of the product development and commercialization agreement between the parties. Once foretinib is returned to us, we will no longer be eligible to receive milestones or royalties from our collaborative arrangement with GlaxoSmithKline.

Clinical Development and Commercialization of COMETRIQ (cabozantinib)

                We have focused our development and commercialization efforts primarily on COMETRIQ (cabozantinib).  However, the product candidate may fail to show adequate safety or efficacy in clinical testing. Furthermore, predicting the timing of the initiation or completion of clinical trials is difficult, and our trials may be delayed due to many factors, including factors outside of our control. The future development path of cabozantinib depends upon the results of each stage of clinical development. We expect to incur increased expenses for the development of cabozantinib as it advances in clinical development.

The commercial success of COMETRIQ will depend upon the degree of market acceptance of COMETRIQ among physicians, patients, health care payors, and the medical community. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportional compared to the revenues we may be able to generate on sales of COMETRIQ and have an adverse impact on our results of operations.  We expect to incur increased expenses for the commercialization of COMETRIQ in connection with the approved MTC indications and any future indications for which COMETRIQ may be approved.
Liquidity
As of March 31, 2014, we had $407.7 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $10.8 million, respectively, and short- and long-term unrestricted investments of $116.0 million and $111.2 million, respectively. We are required to maintain on deposit with Silicon Valley Bank or one of its affiliates short- and long-term unrestricted investments of $1.4 million and $81.8 million, respectively, pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, short- and long-term investments and product revenues will enable us to maintain our operations for a period of at least 12 months following the end of the first quarter of 2014. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate.
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
In connection with the offering of the 2019 Notes, $36.5 million of the proceeds were deposited into an escrow account which contains an amount of permitted securities sufficient to fund, when due, the total aggregate amount of the first six scheduled semi-annual interest payments on the 2019 Notes. As of March 31, 2014, we have used $18.4 million of the amounts held in the escrow account to pay the required semi-annual interest payments. The short- and long-term amounts held in the escrow account as of March 31, 2014 were $12.2 million and $6.1 million, respectively, and are included in short- and long-term restricted cash and investments. We have pledged our interest in the escrow account to the Trustee as security for our obligations under the 2019 Notes.
Deerfield Facility
In June 2010, we entered into a note purchase agreement with Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P., or the Original Deerfield Purchasers, pursuant to which, on July 1, 2010, we sold to the Original Deerfield Purchasers an aggregate of $124.0 million initial principal amount our Secured Convertible Notes due July 1, 2015, which we refer as the Deerfield Notes, for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. As of March 31, 2014 and December 31, 2013, the remaining outstanding principal balance on the Deerfield Notes was $104.0 million and $114.0 million, respectively, which, subject to certain restrictions, is payable in cash or in stock at our discretion. We refer to the Original Deerfield Purchasers and the New Deerfield Purchasers (identified below) collectively as Deerfield.
The outstanding principal amount of the Deerfield Notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. During the three months ended March 31, 2014 and 2013, total interest expense for the Deerfield Notes was $4.2 million and $3.9 million, respectively, including the stated coupon rate and the amortization of the debt discount and debt issuance costs. The non-cash expense relating to the amortization of the debt discount and debt issuance costs was $2.7 million and $2.4 million, respectively, during those periods. The balance of unamortized fees and costs was $3.6 million and $1.4 million as of March 31, 2014 and December 31, 2013, respectively, which is included in Other assets on the accompanying Consolidated Balance Sheets.
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
On January 22, 2014, the note purchase agreement was further amended to provide us with an option to extend the maturity date of our indebtedness under the note purchase agreement to July 1, 2018. Under the terms of the extension option, which expires on March 31, 2015, we have the right to require Deerfield Partners, L.P. and Deerfield International Master Fund, L.P., or the New Deerfield Purchasers, to acquire $100 million principal amount of the Deerfield Notes and extend the maturity date to July 1, 2018. We are under no obligation to exercise the extension option. To exercise the extension option, we must provide a notice of exercise to Deerfield prior to March 31, 2015. If we exercise the extension option, the Deerfield Notes would mature on July 1, 2018 and bear interest on and after July 2, 2015 at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum.
In each of January 2014 and 2013, we made mandatory prepayments of $10.0 million on the Deerfield Notes. We will be required to make an additional mandatory prepayment on the Deerfield Notes in 2015 equal to 15% of certain revenues from collaborative arrangements, which we refer to as Development/Commercialization Revenue, received during the prior fiscal year, subject to a maximum prepayment amount of $27.5 million. We have received no such revenue during the three months ended March 31, 2014. There is no minimum prepayment due in 2015. Our obligation to make annual mandatory prepayments equal to 15% of Development/Commercialization Revenue received by us during the prior fiscal year will apply in each of 2016, 2017 and 2018 if we exercise the extension option. However, we will only be obligated to make any such annual mandatory prepayment after exercise of the extension option if the New Deerfield Purchasers provide notice to us of their election to receive the prepayment. Mandatory prepayments relating to Development/Commercialization Revenue will continue to be subject to a maximum annual prepayment amount of $27.5 million. The definition of “Development/Commercialization Revenue” expressly excludes any sale or distribution of drug or pharmaceutical products in the ordinary course of our business, and any proceeds from any Intellectual Property Sales (as further described below).
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
In connection with the January 2014 amendment to the note purchase agreement, on January 22, 2014 we issued to the New Deerfield Purchasers two-year warrants, which we refer to as the 2014 Deerfield Warrants, to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $9.70 per share. If we exercise the extension option, the exercise price will be reset to the lower of (i) the existing exercise price and (ii) 120% of the volume weighted average price of our common stock for the ten trading days immediately following the date of such extension election. The 2014 Deerfield Warrants are exercisable for a term of two years, subject to a two year extension if we exercise the extension option, and contain certain limitations that prevent the holder of the 2014 Deerfield Warrants from acquiring shares upon exercise of a Warrant that would result in the number of shares beneficially owned by the holder to exceed 9.98% of the total number of shares of our common stock then issued and outstanding. The number of shares for which the 2014 Deerfield Warrants are exercisable and the associated exercise prices are subject to certain adjustments as set forth in the 2014 Deerfield Warrants. In addition, upon certain changes in control of our company, to the extent the 2014 Deerfield Warrants are not assumed by the acquiring entity, or upon certain defaults under the 2014 Deerfield Warrants, the holder has the right to net exercise the 2014 Deerfield Warrants for shares of common stock, or be paid an amount in cash in certain circumstances where the current holders of our common stock would also receive cash, equal to the Black-Scholes Merton value of the 2014 Deerfield Warrants.
In connection with the issuance of the 2014 Deerfield Warrants, we entered into a registration rights agreement with Deerfield, pursuant to which we filed a registration statement with the SEC in February 2014 covering the resale of the shares of common stock issuable upon exercise of the 2014 Deerfield Warrants.
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
Loan Agreement with Silicon Valley Bank
On May 22, 2002, we entered into a loan and security agreement with Silicon Valley Bank for an equipment line of credit. On December 21, 2004, December 21, 2006 and December 21, 2007, we amended the loan and security agreement to provide for additional equipment lines of credit and on June 2, 2010, we further amended the loan and security agreement to provide for a new seven-year term loan in the amount of $80.0 million. As of March 31, 2014, the combined outstanding principal balance due under the lines of credit and term loan was $81.6 million, compared to $82.1 million as of December 31, 2013. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We are required to repay any advances under an equipment line of credit in 48 equal monthly payments of principal and interest. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. We have the option to prepay without penalty any advance under an equipment line of credit other than advances under a single equipment line of credit, which has a 1.0% prepayment penalty, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment. In accordance with the terms of the loan and security agreement, we are required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement (although we are entitled to retain income earned or the amounts maintained in such accounts). Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.0%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement.
Restructurings
Between March 2010 and May 2013, we implemented five restructurings, referred to collectively as the Restructurings, as a consequence of our decision to focus our proprietary resources and development efforts on the development and commercialization of cabozantinib and strategy to manage costs. The aggregate reduction in headcount from the Restructurings was 429 employees. Charges and credits related to the Restructurings were recorded in periods other than those in which the Restructurings were implemented as a result of sublease activities for certain of our buildings in South San Francisco, California, changes in assumptions regarding anticipated sublease activities, the effect of the passage of time on our discounted cash flow computations, previously planned employee terminations, and sales of excess equipment and other assets.
We have recorded aggregate restructuring charges of $53.3 million in connection with the Restructurings, of which $29.4 million related to facility charges, $21.7 million related to termination benefits, $2.2 million related to the impairment of excess equipment and other assets, and an additional minor amount related to legal and other fees.
For the three months ended March 31, 2014 and 2013, we recorded restructuring charges of $46,000 and $0.1 million, respectively. The charges for both periods presented were related to the effect of the passage of time on our discounted cash flow computations. During the three months ended March 31, 2014, those charges were partially offset by $0.1 million in recoveries recorded in connection with the sale of excess equipment and other assets.
We expect to pay accrued facility charges of $12.2 million, net of cash received from our subtenants, through the end of our lease terms of the buildings, the last of which ends in 2017. With respect to our Restructurings, we expect to incur additional restructuring charges of approximately $2.5 million which relates to the effect of the passage of time on our discounted cash flow computations for the exit, in prior periods, of certain of our South San Francisco buildings. These charges will be recorded through the end of the building lease terms, the last of which ends in 2017.
The Restructurings have resulted in aggregate cash expenditures of $36.6 million, net of $11.3 million in cash received from subtenants and $2.9 million in cash received in connection with the sale of excess equipment and other assets. Net cash expenditures for the Restructurings were $1.2 million and $2.4 million during the three months ended March 31, 2014 and 2013, respectively.
The restructuring charges that we expect to incur in connection with the Restructurings are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the Restructurings.
Critical Accounting Estimates
The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to inventory, revenue recognition, valuation of long-lived assets, certain accrued liabilities including clinical trial accruals and restructuring liability, valuation of warrants, share-based compensation and the valuation of the debt and equity components of our convertible debt at issuance. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results could differ materially from these estimates.
An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. We believe our critical accounting policies relating to inventory, revenue recognition, cost of goods sold, clinical trial accruals, restructuring liability, share based compensation and warrant valuation reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Other than the addition of warrant valuation, there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2014, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Warrant Valuation
Our estimate of the fair value of the 2014 Deerfield Warrants, requires us to determine the appropriate fair value model and a number of complex and subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the warrant. The value of the warrant is derived from its potential for appreciation. The more volatile the stock, the more valuable the warrant becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected term of the warrant also has a significant effect on the value of the warrant. The longer the term, the more time the warrant holder has to allow the stock price to increase without a cash investment and thus, the more valuable the warrant. Further, lengthier warrant terms provide more opportunity to exploit market highs. Based on the terms of the warrant and evidence of warrant holder activity, we estimate the expected term of the warrant to be equal to the underlying contractual term. We are also required to estimate the likelihood of a two year extension that would result from our exercise of the extension option. We remeasure this warrant liability at each reporting date and review our valuation assumptions at each respective valuation date. The assumptions used in calculating the fair value of the warrant represents management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our warrant valuation could be materially different in the future.
Fiscal Year Convention
Exelixis adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2013, a 52-week year, ended on December 27, 2013, and fiscal year 2014, a 53-week year, will end on January 2, 2015. For convenience, references in this report as of and for the fiscal quarters ended March 29, 2013 and March 28, 2014, and as of the fiscal year ended December 27, 2013, are indicated as ended March 31, 2013, March 31, 2014, and December 31, 2013, respectively.
Results of Operations
Revenues
Total revenues by category were as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Net product revenues	$4,905	$1,856
License revenues (1)	—	4,012
Contract revenues (2)	—	3,801
Total revenues	$4,905	$9,669
Dollar change	$(4,764)
Percentage change	(49)%
____________________

(1)	Includes amortization of upfront payments.

(2)	Includes contingent and milestone payments.
Total revenues by customer were as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Diplomat Specialty Pharmacy	$4,825	$1,856
Other	80	—
Bristol-Myers Squibb	—	7,813
Total revenues	$4,905	$9,669
Dollar change	$(4,764)
Percentage change	(49)%

Revenues for the three months ended March 31, 2014 were $4.9 million, consisting entirely of product revenue related to the sale of COMETRIQ, compared to $9.7 million for the comparable period in 2013, consisting of $1.9 million of product revenue related to the sale of COMETRIQ and $7.8 million of license and contact revenue. The increase in product revenue reflects the increase in sales of COMETRIQ following its commercial launch in the United States in January 2013. The decrease in license and contract revenue was the result of having fully recognized all revenues from our collaboration agreements with Bristol-Myers Squibb in the prior period.
Cost of Goods Sold
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty we are required to pay GlaxoSmithKline, and to a lesser extent, indirect labor costs, the cost of manufacturing and other third party logistics costs for our product. A significant portion of the manufacturing costs for product sales was incurred prior to regulatory approval of COMETRIQ for the treatment of progressive, metastatic MTC and, therefore, was expensed as research and development costs when those costs were incurred, rather than capitalized as inventory.
The cost of goods sold was $0.3 million for both the three months ended March 31, 2014 and 2013. Our gross margin was 94% and 85%, for the three months ended March 31, 2014 and 2013, respectively. The cost of goods sold and product gross margins we have experienced in this early stage of our product launch may not be representative of what we may experience going forward.
Research and Development Expenses
Total research and development expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development expenses	$54,847	$32,735
Dollar change	$22,112
Percentage change	68%
Research and development expenses consist primarily of clinical trial expenses, personnel expenses, allocation of general corporate costs, consulting and outside services, expenses for temporary employees and stock-based compensation.
The increase for the three months ended March 31, 2014, as compared to the comparable period in 2013, was predominantly driven by an increase in clinical trial costs, which includes services performed by third-party contract research organizations and other vendors who support our clinical trials. The increase in clinical trial costs was $18.2 million, or 118%, for the three months ended March 31, 2014 as compared to the comparable period in 2013. The increase in clinical trial costs related predominantly to clinical trial activities for METEOR, our phase 3 pivotal trial in metastatic RCC and to a lesser degree COMET-1, our phase 3 pivotal trial in metastatic CRPC, as well as start-up costs incurred in connection with CELESTIAL, our phase 3 pivotal trial in advanced HCC. Clinical trial costs for METEOR included a $7.5 million comparator drug purchase during the three months ended March 31, 2014. The increases in costs for those trials was partially offset by lower clinical trial expenses as a result of the continued wind down of various studies for cabozantinib, most notably our randomized discontinuation trial and EXAM, our phase 3 pivotal trial in MTC.
There were additional increases in research and development expenses for three months ended March 31, 2014 related to personnel, temporary personnel, and consulting and outside services. Personnel increased by $2.1 million primarily due to hiring undertaken as a result of increased clinical trial activities, as well as wage increases. Temporary personnel increased by $1.0 million primarily due to increased clinical trial activities. Consulting and outside services increased by $0.8 million primarily as a result of the engagement of additional medical science liaisons required to support our increased clinical trial activities.
Historically, we grouped our research and development expenses into three categories: development, drug discovery and other. As noted under “Overview”, we are focusing our development and commercialization efforts primarily on cabozantinib to maximize the therapeutic and commercial potential of this compound, and as a result, we expect nearly all of our future research and development expenses to relate to the clinical development of cabozantinib. Additionally, as a consequence of our focus on cabozantinib, we have discontinued all of our drug discovery efforts. As a result of this shift in business strategy and the limited relevance of the disclosure with respect to our current operations, we no longer disclose the breakdown of our research and development expenses by category.

We expect to continue to incur significant development costs for cabozantinib in future periods as we evaluate its potential in a variety of cancer indications through a broad development program, including two ongoing phase 3 pivotal trials in metastatic CRPC, a phase 3 pivotal trial in metastatic RCC, and an ongoing phase 3 pivotal trial in advanced HCC. We also expect to expand the cabozantinib development program to other solid tumor indications, based on encouraging interim data that have emerged from our phase 2 randomized discontinuation trial, as well as other clinical trials. In addition, postmarketing commitments in connection with the approval of COMETRIQ in progressive, metastatic MTC dictate that we conduct additional studies in that indication.
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
Selling, General and Administrative Expenses
Total selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Selling, general and administrative expenses	$14,691	$10,545
Dollar change	$4,146
Percentage change	39%
Selling, general and administrative expenses consist primarily of personnel expenses, consulting and outside services, facility costs, employee stock-based compensation expense, marketing and patent costs.
Of the increase for the three months ended March 31, 2014, as compared to the comparable period in 2013, $2.1 million was the result of increased personnel expenses, the majority of which reflects the expansion of our U.S. sales force. The remaining increases were related to an increase of $0.9 million of employee stock-based compensation expenses, and an increase of $0.5 million of marketing expenses, which includes an increase in expenses for cobimetinib under our collaboration agreement with Genentech.
Total Other Income (Expense), Net
Total other income (expense), net, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Interest income and other, net	$2,131	$338
Interest expense	(11,762)	(11,057)
Total other expense, net	$(9,631)	$(10,719)
Dollar change	$1,088
Percentage change	(10)%
Total other income (expense), net consists primarily of interest expense incurred on our debt, partially offset by interest income earned on our cash and investments and other non-operating gains and losses. Interest expense includes aggregate non-cash interest expense on both the 2019 Notes and the Deerfield Notes of $7.0 million for the three months ended March 31, 2014 as compared to $6.3 million for the three months ended March 31, 2013. The overall decrease in total other income (expense), net was due in part to a $1.7 million unrealized gain on the March 31, 2014 revaluation of the 2014 Deerfield Warrants issued to the New Deerfield Purchasers in connection with the January 2014 amendment to our note purchase agreement with Deerfield.

Liquidity and Capital Resources
Sources and Uses of Cash
The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2014	2013
Net loss	$(74,619)	$(44,729)
Adjustments to reconcile net loss to net cash used in operating activities	10,980	11,568
Changes in operating assets and liabilities	(8,447)	(21,254)
Net cash used in operating activities	(72,086)	(54,415)
Net cash provided by (used in) investing activities	60,360	66,353
Net cash (used in) provided by financing activities	65,287	(10,775)
Net (decrease) increase in cash and cash equivalents	53,561	1,163
Cash and cash equivalents at beginning of period	103,978	170,069
Cash and cash equivalents at end of period	$157,539	$171,232
To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators and banks, debt financing arrangements and equipment financing facilities. We have also financed certain of our research and development activities under our agreements with various collaborators. As of March 31, 2014, we had $407.7 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $10.8 million, respectively, and short- and long-term unrestricted investments of $116.0 million and $111.2 million, respectively, compared to $415.9 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $16.9 million and short- and long-term unrestricted investments of $1.8 million and $81.9 million, respectively, as of December 31, 2013. As of March 31, 2014, we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates short- and long-term unrestricted investments of $1.4 million and $81.8 million, respectively, pursuant to covenants in our loan and security agreement with Silicon Valley Bank, compared with $1.8 million and $81.9 million, respectively, as of December 31, 2013.
Operating Activities
Our operating activities used cash of $72.1 million for the three months ended March 31, 2014, compared to $54.4 million for the three months ended March 31, 2013.
Cash used in operating activities for the three months ended March 31, 2014 related primarily to our $65.0 million operating losses for the period, and cash payments that resulted in a $10.3 million reduction in accounts payable and other accrued expenses, which was offset by non-cash expenses for accretion of debt discount totaling $7.0 million, stock-based compensation totaling $3.8 million, investment amortization totaling $1.5 million, and depreciation and amortization totaling $0.5 million. Our operating expenses were largely attributable to the development of cabozantinib. In addition, we paid $1.4 million for restructuring activities during the period.
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

Investing Activities
Our investing activities provided cash of $60.4 million for the three months ended March 31, 2014, compared $66.4 million for the three months ended March 31, 2013.
Cash provided by investing activities for the 2014 period was primarily due to the maturity of investments of $90.3 million, less investment purchases of $35.9 million.
Cash provided by investing activities for the 2013 period was primarily due to the maturity of investments of $157.1 million, less investment purchases of $96.2 million.
Financing Activities
Our financing activities provided cash of $65.3 million for the three months ended March 31, 2014, compared to cash used of $10.8 million for the three months ended March 31, 2013.
Cash provided by our financing activities for 2014 was primarily due to the issuance of 10.0 million shares of common stock in January 2014 for net proceeds of $75.6 million. The cash provided by the issuance of common stock was partially offset by principal payments on debt of $10.5 million.
Cash used for financing activities for 2013 was primarily due to principal payments on debt of $10.8 million.
Proceeds from common stock and debt issuances are used for general working capital purposes, such as research and development activities and other general corporate purposes. Over the next several years, we are required to make certain payments on notes and bank obligations. See “--Certain Factors Important to Understanding Our Financial Condition and Results of Operations,” for a description of those payment obligations.
Cash Requirements
We have incurred net losses since inception through the quarter ended March 31, 2014, with the exception of the 2011 fiscal year. We anticipate net losses and negative operating cash flow for the foreseeable future. For the three months ended March 31, 2014, we had a net loss of $74.6 million; as of March 31, 2014, we had an accumulated deficit of $1.6 billion. We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013. From the commercial launch through March 31, 2014, we have generated $19.9 million in net revenues from the sale of COMETRIQ. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ, license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each year other than 2011, and we expect to spend significant additional amounts to fund the continued development of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve future profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
We anticipate that our current cash and cash equivalents, short- and long-term investments and product revenues will enable us to maintain our operations for a period of at least 12 months following the end of the first quarter of 2014. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks at March 31, 2014 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 20, 2014.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. As of March 31, 2014, and December 31, 2013, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $8.3 million and $8.2 million, respectively.
In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. As of March 31, 2014, and December 31, 2013, approximately $4.6 million and $4.9 million, respectively, of our clinical accrual balance was owed in foreign currencies. An adverse change of one percentage point in the foreign currency exchange rates would have not resulted in a material impact for any periods presented.

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

•
fund the U.S. marketing and commercialization costs for cobimetinib we are obligated to share under our collaboration with Genentech or any similar costs we are obligated to fund under collaborations we may enter into in the future.

As of March 31, 2014, we had $407.7 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $10.8 million, respectively, and short- and long-term unrestricted investments of $116.0 million and $111.2 million, respectively. We are required to maintain on deposit with Silicon Valley Bank or one of its affiliates short- and long-term unrestricted investments of $1.4 million and $81.8 million, respectively, pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, short- and long-term investments and product revenues will enable us to maintain our operations for a period of at least 12 months following the end of the first quarter of 2014. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

•	the progress and scope of the development and commercialization activities with respect to COMETRIQ® (cabozantinib);

•	repayment of our $287.5 million aggregate principal amount of the 2019 Notes, that mature on August 15, 2019, unless earlier converted, redeemed or repurchased;

•
repayment of the $104.0 million principal amount outstanding of the Deerfield Notes, for which we will be required to make a mandatory prepayment in 2015 equal to 15% of certain revenues from collaborative arrangements (other than intercompany arrangements) received during the prior fiscal year, subject to a maximum prepayment amount of $27.5 million, and if we exercise our Extension option, for which we may be subject to similar mandatory prepayment obligations in 2016, 2017 and 2018, in each case unless we are able to repay the Deerfield Notes with our common stock, which we are only able to do under specified conditions;

•	repayment of our term loan and line of credit from Silicon Valley Bank, which had an outstanding balance at March 31, 2014, of $81.6 million;

•	the commercial success of COMETRIQ and the revenues we generate;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	the degree to which we conduct funded development activity on behalf of partners to whom we have out-licensed compounds or programs;

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including, in particular, with respect to cabozantinib) that provide additional capital;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents, short- and long-term investments that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	our obligation to share U.S. marketing and commercialization costs for cobimetinib under our collaboration with Genentech;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost of any acquisitions of or investments in businesses, products and technologies.

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
We have incurred annual net losses since inception through the year ended March 31, 2014, with the exception of the 2011 fiscal year. We anticipate net losses and negative operating cash flow for the foreseeable future. For the three months ended March 31, 2014, we had a net loss of $74.6 million; as of March 31, 2014, we had an accumulated deficit of $1.6 billion. We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013. From the commercial launch through March 31, 2014, we have generated $19.9 million in net revenues from the sale of COMETRIQ. We have derived substantially all of our revenues since inception from collaborative research and development agreements. Revenues from research and development collaborations depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ, license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues for each year other than 2011, and we expect to spend significant additional amounts to fund the continued development of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve future profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all.

Our significant level of indebtedness could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.
We incurred significant additional indebtedness and substantial debt service requirements as a result of our offering of the 2019 Notes in August 2012. As of March 31, 2014, our total consolidated indebtedness through maturity was $473.1 million (excluding trade payables). We may also incur additional indebtedness to meet future financing needs. If we incur additional indebtedness, it would increase our interest expense, leverage and operating and financial costs.
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
Managing costs is a key element of our business strategy. Consistent with this element of our strategy, and as a consequence of our decision to focus our proprietary resources and development efforts on the late-stage development and commercialization of cabozantinib, between March 2010 and May 2013 we implemented five restructurings, which resulted in an aggregate reduction in headcount of 429 employees. We have recorded aggregate restructuring charges of $53.3 million from inception through March 31, 2014 in connection with the restructurings and anticipate that we will incur additional restructuring charges related to the exit of all or portions of certain of our buildings in South San Francisco, California. These charges will be recorded through the end of the building lease terms, the last of which ends in 2017.
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
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this report we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since March 31, 2014, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.

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
The success of our business is dependent upon the successful development and commercialization of COMETRIQ. As part of our strategy, we are dedicating substantially all of our proprietary resources to advance COMETRIQ as aggressively as possible. On November 29, 2012, the FDA approved COMETRIQ for the treatment of progressive, metastatic MTC in the United States and we commercially launched COMETRIQ in late January 2013. In March 2014, the European Commission approved COMETRIQ for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC. The European Commission granted conditional marketing authorization following a positive opinion from CHMP, issued in December 2013. We view the approvals of COMETRIQ by the FDA and European Commission for the applicable MTC indications as transitional events towards our objective of developing COMETRIQ into a major oncology franchise. Our ability to realize this objective is contingent on, among other things, successful clinical development, regulatory approval and market acceptance of COMETRIQ. If we encounter difficulties in the development of COMETRIQ in other indications beyond the approved MTC indications due to any of the factors discussed in this “Risk Factors” section or otherwise, or we do not receive regulatory approval in such indications or are unable to successfully commercialize cabozantinib in such other indications if approved, we will not have the resources necessary to continue our business in its current form.
The commercial success of COMETRIQ will depend upon the degree of market acceptance of COMETRIQ among physicians, patients, health care payors, and the medical community.
Our ability to commercialize COMETRIQ for the approved MTC indications and potentially other indications, if approved, will be highly dependent upon the extent to which COMETRIQ gains market acceptance among physicians, patients, health care payors such as Medicare and Medicaid, and the medical community. If COMETRIQ does not achieve an adequate level of acceptance, we may not generate significant future product revenues, and we may not become profitable. The degree of market acceptance of COMETRIQ will depend upon a number of factors, including:

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
We have established a small internal commercial organization that we believe is commensurate with the size of the market opportunity for the applicable approved MTC indications in the United States and European Union. We have also designed our commercial organization to maintain flexibility, and to enable us to quickly scale up if additional indications are approved in the future. We believe we have created an efficient commercial organization, taking advantage of outsourcing options where prudent to maximize the effectiveness of our commercial expenditures. However, we may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution necessary to successfully market and sell COMETRIQ. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportional compared to the revenues we may be able to generate on sales of COMETRIQ and have an adverse impact on our results of operations. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenues and our business may be adversely affected.
We currently rely on a single third party logistics provider to handle shipping and warehousing of our commercial supply of COMETRIQ and a single specialty pharmacy to dispense COMETRIQ to patients in fulfillment of prescriptions in the United States. We will also rely on a third party, Sobi, to distribute and commercialize COMETRIQ for the treatment of the applicable approved MTC indication primarily in the European Union and potentially other countries in the event that COMETRIQ is approved for commercial sale in those jurisdictions. Sobi is currently supporting access to cabozantinib under a NPU program in the European Union and other regions outside of the United States. Our current and anticipated future dependence upon these or other third parties may adversely affect our future profit margins and our ability to supply COMETRIQ to the marketplace on a timely and competitive basis. For example, if our third party logistics provider’s warehouse suffers a fire or damage from another type of disaster, the commercial supply of COMETRIQ could be destroyed, resulting in a disruption in our commercialization efforts. These or other third parties may not be able to provide services in the time we require to meet our commercial timelines and objectives or to meet regulatory requirements. We may not be able to maintain or renew our arrangements with third parties, or enter into new arrangements, on acceptable terms, or at all. Third parties could terminate or decline to renew our arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for logistics services or distribution of COMETRIQ on acceptable terms, our commercialization efforts may be delayed or otherwise adversely affected.
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
The pharmaceutical industry is highly fragmented and is characterized by rapid technological change. In particular, the area of kinase-targeted therapies is a rapidly evolving and competitive field. We face, and will continue to face, intense competition from biotechnology, biopharmaceutical and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. Some of our competitors are further along in the development of their products than we are. In addition, delays in the development of cabozantinib for the treatment of additional tumor types beyond progressive, metastatic MTC could allow our competitors to bring products to market before us, which would impair our ability to commercialize cabozantinib in such tumor types. Our future success will depend upon our ability to maintain a competitive position with respect to technological advances. The markets for which we intend to pursue regulatory approval of cabozantinib are highly competitive. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and commercial capabilities than we do. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive. There may also be drug candidates of which we are not aware at an earlier stage of development that may compete with cabozantinib. In addition, cabozantinib may compete with existing therapies that have long histories of use, such as chemotherapy and radiation treatments in cancer indications.
We believe that the principal competing anti-cancer therapy to COMETRIQ in progressive, metastatic MTC is AstraZeneca’s RET, VEGFR and EGFR inhibitor vandetanib, which has been approved by the FDA and the European Commission for the treatment of symptomatic or progressive MTC in patients with unresectable, locally advanced or metastatic disease. In addition, we believe that COMETRIQ also faces competition as a treatment for progressive, metastatic MTC from off-label use of Bayer’s and Onyx Pharmaceuticals’ (a wholly-owned subsidiary of Amgen) multikinase inhibitor sorafenib, Pfizer’s multikinase inhibitor sunitinib, and Ariad Pharmaceutical’s multikinase inhibitor ponatinib.
We believe that if cabozantinib is approved for the treatment of the indications for which we currently have ongoing phase 3 pivotal trials, its potential principal competition in such indications may include the following:

•
CRPC (castration-resistant prostate cancer): Bayer’s and Algeta’s alpha-pharmaceutical radium 223; Janssen Biotech’s CYP17 inhibitor abiraterone; Medivation’s androgen receptor inhibitor enzalutamide; and chemotherapeutic agents, including Sanofi’s cabazitaxel and generic docetaxel;

•	RCC (renal cell cancer): Pfizer’s axitinib, sunitinib and temsirolimus; Novartis’ everolimus; Bayer’s and Onyx Pharmaceuticals’ sorafenib; GlaxoSmithKline’s pazopanib; and Genentech’s bevacizumab; and

•	HCC (hepatocellular): Bayer’s and Onyx Pharmaceuticals’ sorafenib; Bayer’s regorafenib; ImClone System’s ramucirumab; and ArQule’s tivantinib.
Examples of potential competition for cabozantinib in other cancer indications include: other VEGF pathway inhibitors, including Genentech’s bevacizumab; other RET inhibitors including Eisai’s lenvatinib; other MET inhibitors, including Amgen’s AMG 208, Pfizer’s crizotinib and Genentech’s onartuzumab; and other agents such as ArQule’s tivantinib.

We lack the manufacturing capabilities and experience necessary to enable us to produce COMETRIQ for clinical development or for commercial sale and rely on third parties to do so, which subjects us to various risks.
We do not have the manufacturing capabilities or experience necessary to enable us to produce materials for our clinical trials or for commercial sale of COMETRIQ and rely on third party contractors to do so. These third parties must comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or GMP. Our current and anticipated future dependence upon these third parties may adversely affect our future profit margins and our ability to develop and commercialize COMETRIQ on a timely and competitive basis. These third parties may not be able to produce material on a timely basis or manufacture material at the quality or in the quantity required to meet our development and commercial timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third party manufacturing and supply arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third party manufacturers and suppliers could terminate or decline to renew our manufacturing and supply arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our clinical trials and commercialization efforts may be delayed or otherwise adversely affected.
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
We may experience numerous unforeseen events, during or as a result of clinical testing, that could delay or prevent commercialization of cabozantinib for the treatment of CRPC, RCC, HCC and other indications, including:

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
If third parties upon which we rely do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize cabozantinib for the treatment of additional indications beyond the approved MTC indications.
We do not have the ability to independently conduct clinical trials for cabozantinib, including our postmarketing commitments for COMETRIQ for the treatment of progressive, metastatic MTC, and we rely on third parties we do not control such as the federal government (including NCI-CTEP, with whom we have our CRADA), third-party contract research organizations, or CROs, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or commercialize cabozantinib for additional indications beyond the applicable approved MTC indications in the United States and European Union.
Cabozantinib is subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize cabozantinib.
Cabozantinib, as well as the activities associated with its research, development and commercialization, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for cabozantinib would prevent us from promoting its use. We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals in the United States and other foreign jurisdictions is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. For example, before an NDA or NDA supplement can be submitted to the FDA, or Marketing Authorization Application to the European Medicines Agency or any application or submission to regulatory authorities in other jurisdictions, the product candidate must undergo extensive clinical trials, which can take many years and require substantial expenditures.
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
We have established collaborations with leading pharmaceutical and biotechnology companies, including Genentech, Bristol-Myers Squibb, Sanofi, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo, for the development and ultimate commercialization of certain compounds generated from our research and development efforts. We may pursue collaborations for selected unpartnered preclinical and clinical programs and compounds. Our dependence on our relationships with existing collaborators for the development and commercialization of compounds under the collaborations subjects us to, and our dependence on future collaborators for development and commercialization of additional compounds will subject us to, a number of risks, including:

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

•	business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;

•	a collaborator could independently move forward with a competing drug candidate developed either independently or in collaboration with others, including our competitors;

•	we may be precluded from entering into additional collaboration arrangements with other parties in an area or field of exclusivity;

•	future collaborators may require us to relinquish some important rights, such as marketing and distribution rights; and

•	collaborations may be terminated or allowed to expire, which would delay, and may increase the cost of development of our drug candidates.
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
Our success will depend in part upon our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biopharmaceutical companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will continue to apply for patents covering our technologies and products as, where and when we deem appropriate. However, these applications may be challenged or may fail to result in issued patents. In addition, because patent applications can take many years to issue, there may be pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our product candidates. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patents. In addition, our patents may be challenged or invalidated or may fail to provide us with any competitive advantages, if, for example, others were the first to invent or to file patent applications for closely related inventions.
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
Many of our employees and independent contractors were previously employed at universities or other biotechnology, biopharmaceutical or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, independent contractors or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers, or used or sought to use patent inventions belonging to their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and divert management’s attention. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key research personnel and/or their work product could hamper or prevent our ability to commercialize certain product candidates, which could severely harm our business.

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
We may be held liable if any product we or our collaborators develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, product liability claims could result in decreased demand for our product candidates, injury to our reputation, withdrawal of patients from our clinical trials, substantial monetary awards to third parties and the inability to commercialize any products that we may develop. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling or testing our products. We have obtained limited product liability insurance coverage for our clinical trials and commercial activities for cabozantinib in the amount of $15.0 million per occurrence and $15.0 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, if insurance coverage becomes more expensive, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, juries have awarded large judgments in class action lawsuits for claims based on drugs that had unanticipated side effects. In addition, the pharmaceutical, biopharmaceutical and biotechnology industries, in general, have been subject to significant medical malpractice litigation. A successful product liability claim or series of claims brought against us could harm our reputation and business and would decrease our cash reserves.
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

•	actions taken by regulatory agencies with respect to cabozantinib or our clinical trials for cabozantinib;

•	the announcement of new products by our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	developments in our relationships with our collaborators, including the termination or modification of our agreements;

•	conflicts or litigation with our collaborators;

•	litigation, including intellectual property infringement and product liability lawsuits, involving us;

•	failure to achieve operating results projected by securities analysts;

•	changes in earnings estimates or recommendations by securities analysts;

•	financing transactions;

•	developments in the biotechnology, biopharmaceutical or pharmaceutical industry;

•	sales of large blocks of our common stock or sales of our common stock by our executive officers, directors and significant stockholders;

•	departures of key personnel or board members;

•	developments concerning current or future collaborations;

•	FDA or international regulatory actions;

•	third-party reimbursement policies;

•	disposition of any of our subsidiaries, technologies or compounds; and

•	general market, economic and political conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 26, 2014, an accredited investor transferee cashless exercised a warrant and pursuant thereto we issued an aggregate of 31,097 shares of common stock.  The warrant was originally issued to Symphony Evolution Holdings LLC in June 2009 in connection with a clinical development financing arrangement. The warrants issued in June 2009 were exercisable for an aggregate of 254,853 shares of common stock and had an exercise price of $6.05 per share. The number of shares issued upon exercise of the June 2009 warrants was reduced by an aggregate of 223,756 shares to effect the cashless exercise of such warrants in accordance with their terms. All of the shares of common stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, afforded by Section 3(a)(9) of the Securities Act. We received no cash proceeds from such issuances of common stock.
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

EXELIXIS, INC.

May 1, 2014	/s/ FRANK KARBE
Date	Frank Karbe
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011
4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	4/7/2000
4.2	Form of Warrant, dated June 10, 2009, to purchase 500,000 shares of Exelixis, Inc. common stock in favor of Symphony Evolution Holdings LLC.	10-Q, as amended	000-30235	4.4	7/30/2009
4.3	Warrant Purchase Agreement, dated June 9, 2005, between Exelixis, Inc. and Symphony Evolution Holdings LLC.	10-Q	000-30235	4.4	8/5/2010
4.4*	Form Warrant to Purchase Common Stock of Exelixis, Inc. issued or issuable to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P. and Deerfield International Limited	8-K	000-30235	4.9	6/9/2008
4.5	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design International, L.P.	10-Q	000-30235	10.1 (Exhibit A-1)	8/5/2010
4.6	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design Fund, L.P.	10-Q	000-30235	10.1 (Exhibit A-2)	8/5/2010
4.7	Form of Amended and Restated Secured Convertible Note issuable to entities affiliated with Deerfield Management Company, L.P.	8-K	000-30235	10.1 (Exhibit A)	1/22/2014
4.8	Registration Rights Agreement dated January 22, 2014 by and among Exelixis, Inc., Deerfield Partners, L.P. and Deerfield International Master Fund, L.P.	8-K	000-30235	4.2	1/22/2014
4.9	Form of Warrant to Purchase Common Stock of Exelixis, Inc. issued to Deerfield Partners, L.P. and Deerfield International Master Fund, L.P.	8-K	000-30235	4.1	1/22/2014
4.10	Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.1	8/14/2012
4.11	First Supplemental Indenture dated August 14, 2012 to Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.2	8/14/2012
4.12	Form of 4.25% Convertible Senior Subordinated Note due 2019	8-K	000-30235	4.2 (Exhibit A)	8/14/2012

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.1	Amendment No. 3 dated as of January 22, 2014 to Note Purchase Agreement, dated as of June 2, 2010, by and among Exelixis, Inc., Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners L.P. and Deerfield International Master Fund, L.P.	8-K	000-30235	10.1	1/22/2014
10.2	Compensation Information for Named Executive Officers.	8-K	000-30235	10.1	2/28/2014
10.3	Compensation Information for Non-Employee Directors.					X
10.4	Offer Letter Agreement, dated February 10, 2014, between Exelixis, Inc. and Jeffrey J. Hessekiel.					X
12.1	Statement Re Computation of Earnings to Fixed Charges					X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
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