Form 10-Q
period 2014-06-27
EXELIXIS, INC.
filed 2014-07-31
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2014, there were 195,109,967 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$147,340	$103,978
Short-term investments	86,177	138,475
Short-term restricted cash and investments	12,214	12,213
Trade and other receivables	5,034	3,941
Inventory	3,026	2,890
Prepaid expenses and other current assets	4,792	5,112
Total current assets	258,583	266,609
Long-term investments	95,513	144,299
Long-term restricted cash and investments	10,781	16,897
Property and equipment, net	4,052	4,910
Goodwill	63,684	63,684
Other assets	8,022	6,888
Total assets	$440,635	$503,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,638	$9,345
Accrued clinical trial liabilities	41,367	34,958
Accrued compensation and benefits	9,856	12,797
Other accrued liabilities	15,859	13,116
Current portion of convertible notes	94,207	10,000
Current portion of loans payable	1,077	1,762
Current portion of restructuring	3,726	4,425
Deferred revenue	1,127	1,450
Total current liabilities	171,857	87,853
Long-term portion of convertible notes	173,635	255,147
Long-term portion of loans payable	80,055	80,328
Long-term portion of restructuring	6,743	9,047
Other long-term liabilities	5,102	4,674
Total liabilities	437,392	437,049
Commitments
Stockholders’ equity:
Preferred stock	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding: 195,088,645 and 184,533,651 shares at June 30, 2014 and December 31, 2013, respectively	195	184
Additional paid-in capital	1,649,662	1,564,670
Accumulated other comprehensive income	177	146
Accumulated deficit	(1,646,791)	(1,498,762)
Total stockholders’ equity	3,243	66,238
Total liabilities and stockholders’ equity	$440,635	$503,287

*	The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date.

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Net product revenues	$6,562	$4,043	$11,467	$5,899
License and contract revenues	—	7,813	—	15,626
Total revenues	6,562	11,856	11,467	21,525
Operating expenses:
Cost of goods sold	477	285	786	565
Research and development	50,976	49,077	105,823	81,812
Selling, general and administrative	16,466	13,180	31,157	23,725
Restructuring charge	331	609	377	728
Total operating expenses	68,250	63,151	138,143	106,830
Loss from operations	(61,688)	(51,295)	(126,676)	(85,305)
Other income (expense), net:
Interest income and other, net	359	373	2,490	711
Interest expense	(12,081)	(11,239)	(23,843)	(22,296)
Total other income (expense), net	(11,722)	(10,866)	(21,353)	(21,585)
Net loss	$(73,410)	$(62,161)	$(148,029)	$(106,890)
Net loss per share, basic and diluted	$(0.38)	$(0.34)	$(0.77)	$(0.58)
Shares used in computing basic and diluted net loss per share	194,929	183,981	193,323	183,861
The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(73,410)	$(62,161)	$(148,029)	$(106,890)
Other comprehensive income (loss) (1)	24	(365)	31	(171)
Comprehensive loss	$(73,386)	$(62,526)	$(147,998)	$(107,061)
____________________

(1)
Other comprehensive income (loss) consisted solely of unrealized gains or losses, net on available for sale securities arising during the periods presented. There were no reclassification adjustments to net loss resulting from realized gains or losses on the sale of securities and there was no income tax expense related to other comprehensive income during those periods.

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(148,029)	$(106,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,093	1,628
Stock-based compensation expense	7,740	5,605
Accretion of debt discount	14,316	12,793
Changes in the fair value of warrants	(1,854)	—
Other	2,615	3,642
Changes in assets and liabilities:
Trade and other receivables	(1,093)	(1,458)
Inventory	(136)	(681)
Prepaid expenses and other assets	226	224
Accounts payable, accrued compensation, and other accrued liabilities	(4,905)	379
Clinical trial liabilities	6,409	8,846
Restructuring liability	(3,003)	(3,349)
Other long-term liabilities	(479)	(374)
Deferred revenue	(323)	(14,814)
Net cash used in operating activities	(127,423)	(94,449)
Cash flows from investing activities:
Purchases of property and equipment	(344)	(1,402)
Proceeds from sale of property and equipment	281	—
Proceeds from maturities of restricted cash and investments	10,777	9,868
Purchase of restricted cash and investments	(4,643)	(3,784)
Proceeds from maturities of investments	181,258	209,889
Purchases of investments	(82,280)	(147,751)
Net cash provided by investing activities	105,049	66,820
Cash flows from financing activities:
Proceeds from issuance of common stock, net	75,646	—
Proceeds from exercise of stock options and warrants	120	22
Proceeds from employee stock purchase plan	928	894
Principal payments on debt	(10,958)	(11,582)
Net cash provided by (used in) financing activities	65,736	(10,666)
Net increase (decrease) in cash and cash equivalents	43,362	(38,295)
Cash and cash equivalents at beginning of period	103,978	170,069
Cash and cash equivalents at end of period	$147,340	$131,774
Supplemental cash flow disclosure - non-cash financing activity:
Issuance of warrants in connection with amendment to convertible notes	$2,762	$—
The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biopharmaceutical company committed to developing small molecule therapies for the treatment of cancer. Our two most advanced assets are cabozantinib, our wholly-owned inhibitor of multiple receptor tyrosine kinases, and cobimetinib (GDC-0973/XL518), a potent, highly selective inhibitor of MEK, which we out-licensed to Genentech (a member of the Roche Group) (“Genentech”). We are evaluating cabozantinib in a broad development program, including five ongoing phase 3 pivotal trials. We currently expect top-line results in 2014 from our two phase 3 pivotal trials of cabozantinib in metastatic castration-resistant prostate cancer, and from the overall survival analysis of our phase 3 EXAM pivotal trial of cabozantinib in progressive metastatic medullary thyroid cancer (“MTC”). Genentech is evaluating cobimetinib in a broad development program. On July 14, 2014, we reported positive top-line results from Genentech’s coBRIM study, a phase 3 pivotal trial evaluating cobimetinib in combination with vemurafenib in previously untreated patients with unresectable locally advanced or metastatic melanoma harboring a BRAFV600 mutation.
We are focusing our development and commercialization efforts primarily on cabozantinib. Cabozantinib was approved by the U.S. Food and Drug Administration (“FDA”), on November 29, 2012, for the treatment of progressive, metastatic MTC, in the United States under the brand name COMETRIQ(R). COMETRIQ became commercially available in the United States in late January 2013. In March 2014, the European Commission approved cabozantinib for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC, also under the brand name COMETRIQ. The European Commission granted conditional marketing authorization following a positive opinion from the European Committee for Medicinal Products for Human Use (“CHMP”), issued in December 2013.
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
Exelixis adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2013, a 52-week year, ended on December 27, 2013, and fiscal year 2014, a 53-week year, will end on January 2, 2015. For convenience, references in this report as of and for the fiscal periods ended June 27, 2014 and June 28, 2013, and as of the fiscal year ended December 27, 2013, are indicated as ended June 30, 2014, June 30, 2013, and December 31, 2013, respectively.
Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2015 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC on February 20, 2014.
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
Revenue Recognition
We recognize revenue from the sale of COMETRIQ and from license fees and milestones earned on research and collaboration arrangements. See “Note 1 - Organization and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of our policies for revenue recognition on research and collaboration agreements. We did not enter into any new collaboration agreements during the six months ended June 30, 2014. See “Note 2 - Research and Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of our existing collaboration agreements.
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
Product Sales Discounts and Allowances
We calculate gross product revenues based on the price that we charge our United States specialty pharmacy and our European distribution partner. We estimate our domestic net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, and (c) estimated costs of patient assistance programs. We initially record estimates for these deductions at the time we recognize the gross revenue. We update our estimates on a recurring basis as new information becomes available. Our European distribution partner is entitled to receive a project management fee based upon the achievement of a pre-specified revenue goal which, when deemed probable, is ratably accrued as a reduction to gross revenue. See “Note 1 - Organization and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a further description of our discounts and allowances.
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

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Adoption will be permitted using either a retrospective or modified retrospective approach, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of adopting this ASU, inclusive of available transitional methods on our consolidated financial statements and related disclosures.
NOTE 2: RESTRUCTURINGS
Between March 2010 and May 2013, we implemented five restructurings (referred to collectively as the “Restructurings”) to manage costs and as a consequence of our decision to focus our proprietary resources and development efforts on the development and commercialization of cabozantinib. The aggregate reduction in headcount from the Restructurings was 429 employees. Charges and credits related to the Restructurings were recorded in periods other than those in which the Restructurings were implemented as a result of sublease activities for certain of our buildings in South San Francisco, California, changes in assumptions regarding anticipated sublease activities, the effect of the passage of time on our discounted cash flow computations, previously planned employee terminations, and sales of excess equipment and other assets.
We have recorded aggregate restructuring charges of $53.7 million in connection with the Restructurings, of which $29.7 million related to facility charges, $21.7 million related to termination benefits, $2.2 million related to the impairment of excess equipment and other assets, and an additional minor amount related to legal and other fees.
For the six months ended June 30, 2014 and 2013, we recorded restructuring charges of $0.4 million and $0.7 million, respectively. The charges for both periods presented were related to the effect of the passage of time on our discounted cash flow computations for the exit, in prior periods, of certain of our South San Francisco buildings. During the six months ended June 30, 2014, those charges were partially offset by $0.1 million in recoveries recorded in connection with the sale of excess equipment and other assets.
The total outstanding restructuring liability related to the Restructurings is included in the current and long-term portion of restructuring on the accompanying Consolidated Balance Sheets. The components and changes of these liabilities during the annual periods from inception of the restructuring activities through the year ended December 31, 2013 and during the six months ended June 30, 2014 are summarized in the following table (in thousands):

	Facility Charges	Other	Total
Restructuring liability as of December 31, 2012	$19,202	$20	$19,222
Restructuring charge	662	569	1,231
Cash payments	(6,331)	(434)	(6,765)
Adjustments or non-cash credits including stock compensation expense	(73)	(238)	(311)
Proceeds from sale of assets	—	95	95
Restructuring liability as of December 31, 2013	13,460	12	13,472
Restructuring charge (credit)	490	(113)	377
Cash payments	(3,496)	(6)	(3,502)
Adjustments or non-cash credits	9	(86)	(77)
Proceeds from sale of assets	—	199	199
Restructuring liability as of June 30, 2014	$10,463	$6	$10,469
We expect to pay accrued facility charges of $10.5 million, net of cash received from our subtenants, through the end of our lease terms of the buildings, the last of which ends in 2017. With respect to our Restructurings, we expect to incur additional restructuring charges of approximately $1.1 million which relates to the effect of the passage of time on our discounted cash flow computations for the exit, in prior periods, of certain of our South San Francisco buildings. These charges will be recorded through the end of the building lease terms, the last of which ends in 2017.

The Restructurings have resulted in aggregate cash expenditures of $38.7 million, net of $12.2 million in cash received from subtenants and $2.9 million in cash received in connection with the sale of excess equipment and other assets. Net cash expenditures for the Restructurings were $3.3 million and $4.0 million during the six months ended June 30, 2014 and 2013, respectively.
The restructuring charges that we expect to incur in connection with the Restructurings are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the Restructurings.
NOTE 3. CASH AND INVESTMENTS
The following table summarizes cash and cash equivalents, investments, and restricted cash and investments by balance sheet line item as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$147,339	$2	$(1)	$147,340
Short-term investments	86,046	140	(9)	86,177
Short-term restricted cash and investments	12,143	71	—	12,214
Long-term investments	95,489	47	(23)	95,513
Long-term restricted cash and investments	10,726	55	—	10,781
Total cash and investments	$351,743	$315	$(33)	$352,025

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$103,978	$—	$—	$103,978
Short-term investments	138,403	94	(22)	138,475
Short-term restricted cash and investments	12,173	40	—	12,213
Long-term investments	144,226	106	(33)	144,299
Long-term restricted cash and investments	16,837	60	—	16,897
Total cash and investments	$415,617	$300	$(55)	$415,862
Under our loan and security agreement with Silicon Valley Bank, we are required to maintain compensating balances on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates. The total collateral balances as of June 30, 2014 and December 31, 2013 were $82.8 million and $83.7 million, respectively, and are reflected on the accompanying Consolidated Balance Sheets in short- and long-term investments. See “Note 8 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, for more information regarding the collateral balance requirements under our Silicon Valley Bank loan and security agreement.
All of our cash equivalents and investments are classified as available-for-sale. The following table summarizes our cash equivalents and investments by security type as of June 30, 2014 and December 31, 2013. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$49,184	$—	$—	$49,184
Commercial paper	97,856	—	—	97,856
Corporate bonds	150,828	178	(32)	150,974
U.S. Treasury and government sponsored enterprises	26,186	126	(1)	26,311
Municipal bonds	24,246	11	—	24,257
Total investments	$348,300	$315	$(33)	$348,582

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$24,813	$—	$—	$24,813
Commercial paper	94,682	—	—	94,682
Corporate bonds	239,937	190	(55)	240,072
U.S. Treasury and government sponsored enterprises	44,284	102	—	44,386
Municipal bonds	6,005	8		6,013
Total investments	$409,721	$300	$(55)	$409,966
There were no realized gains or losses on the sales of investments during the six months ended June 30, 2014 and 2013.
All of our investments are subject to a quarterly impairment review. During the six months ended June 30, 2014 and 2013, we did not record any other-than-temporary impairment charges on our available-for-sale securities. As of June 30, 2014, there were 25 investments in an unrealized loss position with an aggregate fair value $50.1 million. The investments in an unrealized loss position are primarily corporate bonds. All of our investments in an unrealized loss position have been so for less than one year and the unrealized losses were not attributed to credit risk, but rather associated with the changes in interest rates. Based on the scheduled maturities of our investments, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The following summarizes the fair value of securities classified as available-for-sale by contractual maturity as of June 30, 2014 (in thousands):

	Mature within One Year	After One Year through Two Years	Fair Value
Money market funds	$49,184	$—	$49,184
Commercial paper	97,856	—	97,856
Corporate bonds	111,449	39,525	150,974
U.S. Treasury and government sponsored enterprises	20,215	6,096	26,311
Municipal bonds	24,257	—	24,257
Total investments	$302,961	$45,621	$348,582
Cash is excluded from the table above. The classification of certain compensating balances and restricted investments are dependent upon the term of the underlying restriction on the asset and not the maturity date of the investment. Therefore, certain long-term investments and long-term restricted cash and investments have contractual maturities within one year.
NOTE 4. INVENTORY
Inventory consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$643	$529
Work in process	1,871	2,280
Finished goods	512	81
Total	$3,026	$2,890
We received regulatory approval in the United States for our first product, COMETRIQ, on November 29, 2012. A significant portion of the manufacturing costs for our inventory were incurred prior to regulatory approval of COMETRIQ for the treatment of progressive, metastatic MTC and, therefore, were expensed as research and development costs when those costs were incurred, rather than capitalized as inventory.

NOTE 5. DEBT
The amortized carrying amount of our debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Convertible Senior Subordinated Notes due 2019	$173,635	$165,296
Secured Convertible Notes due 2015	94,207	99,851
Silicon Valley Bank term loan	80,000	80,000
Silicon Valley Bank line of credit	1,132	2,090
Total debt	348,974	347,237
Less: current portion	(95,284)	(11,762)
Long-term debt	$253,690	$335,475
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
Convertible Senior Subordinated Notes due 2019
In August 2012, we issued and sold $287.5 million aggregate principal amount of the 2019 Notes. As of June 30, 2014, the entire principal balance remains outstanding. The following is a summary of the liability component of the 2019 Notes (in thousands):

	June 30, 2014	December 31, 2013
Net carrying amount of the liability component	$173,635	$165,296
Unamortized discount of the liability component	113,865	122,204
Face amount of the 2019 Notes	$287,500	$287,500
The debt discount and debt issuance costs will be amortized as interest expense through August 2019. The following is a summary of interest expense for the 2019 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stated coupon interest	$3,054	$3,054	$6,143	$6,109
Amortization of debt discount and debt issuance costs	4,397	4,001	8,692	7,910
Total interest expense	$7,451	$7,055	$14,835	$14,019
The balance of unamortized fees and costs was $3.6 million and $4.0 million as of June 30, 2014 and December 31, 2013, respectively, which is included in Other assets on the accompanying Consolidated Balance Sheets.
Secured Convertible Notes due June 2015
In June 2010, we entered into a note purchase agreement with entities affiliated with Deerfield Management Company, L.P. (“Deerfield”), pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million in principal amount of the Deerfield Notes. As of June 30, 2014 and December 31, 2013, the remaining outstanding principal balance on the Deerfield Notes was $104.0 million and $114.0 million, respectively, which, subject to certain limitations, is payable in cash or in stock at our discretion. The following is a summary of interest expense for the Deerfield Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stated coupon interest	$1,495	$1,496	$2,975	$2,975
Amortization of debt discount and debt issuance costs	2,931	2,478	5,626	4,883
Total interest expense	$4,426	$3,974	$8,601	$7,858

The balance of unamortized fees and costs was $2.9 million and $1.4 million as of June 30, 2014 and December 31, 2013, respectively, which is included in Other assets on the accompanying Consolidated Balance Sheets.
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
Warrants
On January 22, 2014, in connection with the amendment to the note purchase agreement to provide us with the Extension Option, we issued to the New Deerfield Purchasers the 2014 Deerfield Warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $9.70 per share. If we exercise the Extension Option, the term of the 2014 Deerfield Warrants will be extended by two years and the exercise price will be reset to the lower of (i) the existing exercise price and (ii) 120% of the volume weighted average price of our common stock for the ten trading days immediately following the date of such extension election. Due to the potential increase in term and decrease of the exercise price, the 2014 Deerfield Warrants were recorded as a liability which is included in Other long-term liabilities. The 2014 Deerfield Warrants are recorded at fair value, on a recurring basis, which was $0.9 million and $2.8 million as of June 30, 2014 and January 22, 2014, respectively. We recorded an unrealized gain on the warrants of $0.1 million and $1.9 million during the three and six months ended June 30, 2014, respectively, which is included in Interest income and other, net. See “Note 7 - Fair Value Measurements” for more information on the valuation of these warrants.
At June 30, 2014, the following warrants to purchase common stock were outstanding and exercisable:

Date Issued	Exercise Price per Share	Expiration Date	Number of Shares
January 22, 2014	$9.70	January 22, 2016	1,000,000
The warrants are participating securities. The warrant holders do not have a contractual obligation to share in our losses.

NOTE 7. FAIR VALUE MEASUREMENTS
The following table sets forth the fair value of our financial assets and liabilities that were measured and recorded on a recurring basis as of June 30, 2014 and December 31, 2013. We did not have any financial liabilities that were measured and recorded on a recurring basis or Level 3 investments as of December 31, 2013. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$49,184	$—	$—	$49,184
Commercial paper	—	97,856	—	97,856
Corporate bonds	—	150,974	—	150,974
U.S. Treasury and government sponsored enterprises	—	26,311	—	26,311
Municipal bonds	—	24,257	—	24,257
Total financial assets	$49,184	$299,398	$—	$348,582
Financial liabilities:
Warrants	$—	$—	$908	$908
Total financial liabilities	$—	$—	$908	$908

	December 31, 2013
	Level 1	Level 2	Total
Money market funds	$24,813	$—	$24,813
Commercial paper	—	94,682	94,682
Corporate bonds	—	240,072	240,072
U.S. Treasury and government sponsored enterprises	—	44,386	44,386
Municipal bonds	—	6,013	6,013
Total financial assets	$24,813	$385,153	$409,966
There were no transfers between any of the fair value hierarchies, as determined at the end of each reporting period.
The estimated fair values of our financial instruments that are carried at amortized cost for which it is practicable to determine a fair value were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Notes	$173,635	$245,640	$165,296	$339,883
Silicon Valley Bank term loan	$80,000	$79,954	$80,000	$79,946
Silicon Valley Bank line of credit	$1,132	$1,132	$2,090	$2,090
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

		January 22, 2014
	June 30, 2014	(issuance date)
Fair value of warrants	$908	$2,762
Risk-free interest rate	0.98%	0.95%
Dividend yield	—%	—%
Volatility	81%	57%
Average expected life	2.8 years	3.2 years
NOTE 8. STOCK-BASED COMPENSATION
We recorded and allocated employee stock-based compensation expenses for our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development expense	$1,471	$1,553	$3,036	$2,960
Selling, general and administrative expense	2,511	1,370	4,704	2,638
Total employee stock-based compensation expense	$3,982	$2,923	$7,740	$5,598
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

	Stock Options
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average grant-date fair value	$2.33	$2.56	$3.65	$2.52
Risk-free interest rate	1.75%	0.98%	1.66%	0.92%
Dividend yield	—%	—%	—%	—%
Volatility	80%	62%	81%	62%
Expected life	5.8 years	5.6 years	5.6 years	5.5 years

	Employee Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average grant-date fair value	$1.32	$1.65	$1.44	$1.63
Risk-free interest rate	0.06%	0.12%	0.07%	0.13%
Dividend yield	—%	—%	—%	—%
Volatility	67%	67%	64%	67%
Expected life	6 months	6 months	6 months	6 months
Of the stock options outstanding as of June 30, 2014, 3,640,752 were granted subject to performance objectives tied to the achievement of goals set by the Compensation Committee of our Board of Directors and will vest in full or part based on achievement of such goals. As of June 30, 2014, we expect that achievement of some of those performance objectives is probable and have, therefore, recorded stock-based compensation expense in connection with such awards. We have not included any stock-based compensation expense for stock options with performance objectives for which the achievement of the performance goals is not considered probable; the grant date fair value of such awards outstanding was $6.7 million.
A summary of all stock option activity for the six months ended June 30, 2014 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	23,983,275	$6.48
Granted	1,120,530	$5.40
Exercised	(19,090)	$6.28
Forfeited	(166,405)	$5.52
Expired	(423,467)	$7.85
Options outstanding at June 30, 2014	24,494,843	$6.41	4.30 years	$37
Exercisable at June 30, 2014	14,527,591	$7.05	3.21 years	$2
As of June 30, 2014, $16.6 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 2.30 years.
A summary of all restricted stock unit (“RSU”) activity for the six months ended June 30, 2014 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Awards outstanding at December 31, 2013	1,810,521	$5.56
Awarded	61,842	$5.19
Released	(101,600)	$6.78
Forfeited	(62,540)	$5.52
Awards outstanding at June 30, 2014	1,708,223	$5.48	2.96 years	$5,928
As of June 30, 2014, $6.2 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 2.96 years.

NOTE 9. NET LOSS PER SHARE
The following table sets forth a reconciliation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(73,410)	$(62,161)	$(148,029)	$(106,890)
Denominator:
Shares used in computing basic and diluted net loss per share	194,929	183,981	193,323	183,861
Net loss per share, basic and diluted	$(0.38)	$(0.34)	$(0.77)	$(0.58)
The following table sets forth outstanding potential shares of common stock that are not included in the computation of diluted net loss per share because, to do so would be anti-dilutive (in thousands):

	June 30
	2014	2013
Convertible debt	54,123	54,123
Outstanding stock options, unvested RSUs and ESPP contributions	26,308	18,147
Warrants	1,000	1,441
Total potentially dilutive shares	81,431	73,711
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
Trade and other receivables are unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception. As of June 30, 2014, 78% of our trade and other receivables are with the specialty pharmacy that sells COMETRIQ in the United States and 12% are with our European distribution partner. Both of these customers pay promptly and within their respective payment terms. All of our long-lived assets are located in the United States.
We have operations primarily in the United States, while some of our collaboration partners have headquarters outside of the United States and certain of our clinical trials for cabozantinib are conducted outside of the United States. During the second quarter of 2013, we initiated a Named Patient Use (“NPU”) program through our distribution partner, Swedish Orphan Biovitrum (“Sobi”), to support the distribution and commercialization of COMETRIQ for metastatic MTC primarily in the European Union and potentially other countries. In March 2014, the European Commission approved cabozantinib for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC, also under the brand name COMETRIQ. In June 2014, we began selling COMETRIQ to Sobi in preparation for commercial sales in certain countries in the European Union. The following table shows the percentage of revenues earned in the United States. The remainder of our revenues were earned in the European Union.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Percentage of revenues earned in the United States	93%	98%	96%	99%

The following table sets forth the percentage of revenues recognized under our collaboration agreements and product sales to the specialty pharmacy that represent 10% or more of total revenues during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Collaboration agreement:
Bristol-Myers Squibb	—%	66%	—%	73%
Product sales:
Diplomat Specialty Pharmacy	93%	32%	96%	26%

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
Overview
We are a biopharmaceutical company committed to developing small molecule therapies for the treatment of cancer. Our two most advanced assets are cabozantinib, our wholly-owned inhibitor of multiple receptor tyrosine kinases, and cobimetinib (GDC-0973/XL518), a potent, highly selective inhibitor of MEK, which we out-licensed to Genentech (a member of the Roche Group), or Genentech. We are evaluating cabozantinib in a broad development program, including five ongoing phase 3 pivotal trials. We currently expect top-line results in 2014 from two of our phase 3 pivotal trials of cabozantinib in metastatic castration-resistant prostate cancer, or CRPC, and from the overall survival analysis of our EXAM phase 3 pivotal trial of cabozantinib in progressive, metastatic medullary thyroid cancer, or MTC. Genentech is evaluating cobimetinib in a broad development program. On July 14, 2014, we reported positive top-line results from Genentech’s coBRIM study, a phase 3 pivotal trial evaluating cobimetinib in combination with vemurafenib in previously untreated patients with unresectable locally advanced or metastatic melanoma harboring a BRAFV600 mutation.
We are focusing our development and commercialization efforts primarily on cabozantinib. Cabozantinib was approved by the U.S. Food and Drug Administration, or FDA, on November 29, 2012, for the treatment of progressive, metastatic MTC in the United States under the brand name COMETRIQ(R). COMETRIQ became commercially available in the United States in late January 2013. In March 2014, the European Commission approved cabozantinib for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC, also under the brand name COMETRIQ. The European Commission granted conditional marketing authorization following a positive opinion from the European Committee for Medicinal Products for Human Use, or CHMP, issued in December 2013.
The cabozantinib development program comprises over fifty clinical trials, including two ongoing phase 3 pivotal trials in metastatic CRPC, an ongoing phase 3 pivotal trial in metastatic renal cell cancer, or RCC, and an ongoing phase 3 pivotal trial in advanced hepatocellular cancer, or HCC. We believe cabozantinib has the potential to be a broadly-active and differentiated anti-cancer agent that can make a meaningful difference in the lives of patients. Our objective is to develop cabozantinib into a major oncology franchise, and we believe that the initial regulatory approvals of COMETRIQ for MTC provide us with the opportunity to establish a commercial presence to further this objective. We currently expect top-line results in 2014 from our two phase 3 pivotal trials of cabozantinib in metastatic CRPC, and from the overall survival analysis of our EXAM phase 3 pivotal trial of cabozantinib in progressive, metastatic MTC.
Our Strategy
We believe that the available clinical data demonstrate that cabozantinib has the potential to be a broadly active anti-cancer agent, and our objective is to build cabozantinib into a major oncology franchise. The initial regulatory approvals of COMETRIQ for MTC in the United States and European Union provide a niche market opportunity that allows us to gain commercialization experience while providing a solid foundation for potential expansion into larger cancer indications.
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
Beyond our efforts regarding cabozantinib, under the terms of our various collaboration agreements, we are working with our corporate partners to realize the potential value of the compounds and programs we have out-licensed to them. Most notable of these is cobimetinib, which is being evaluated by Roche and Genentech in a broad development program, including a phase 3 pivotal trial which has recently yielded positive top-line results. In the aggregate, these partnered compounds could potentially be of significant value to us if their development progresses successfully.
Collaborations

We have established a collaboration with Genentech for cobimetinib and other collaborations with leading pharmaceutical companies, including Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Sanofi, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo Company Limited, or Daiichi Sankyo, for compounds and programs in our portfolio. Pursuant to these collaborations, we have fully out-licensed compounds or programs to a partner for further development and commercialization, although in the case of cobimetinib, if the compound is commercialized, we will provide up to 25% of the total sales force for cobimetinib in the United States, under the terms of our co-development agreement with Genentech. We have no further development cost obligations under our collaborations and may be entitled to receive milestones and royalties, or in the case of cobimetinib, a share of profits (or losses) from commercialization.
With respect to our partnered compounds, we are eligible to receive potential contingent payments totaling approximately $2.3 billion in the aggregate on a non-risk adjusted basis, of which 10% are related to clinical development milestones, 42% are related to regulatory milestones and 48% are related to commercial milestones, all to be achieved by the various licensees.
Our collaboration with Genentech for cobimetinib continues to be of increasing importance to us in 2014 since cobimetinib is our most advanced partnered compound in development and has the greatest near-term commercial potential. On July 11, 2014, Genentech informed us that it received positive top-line results from coBRIM, a phase 3 pivotal trial evaluating cobimetinib in combination with vemurafenib in previously untreated patients with unresectable locally advanced or metastatic melanoma harboring a BRAFV600 mutation. Roche has announced that the coBRIM data are planned for presentation at the European Society for Medical Oncology, or ESMO, 2014 Congress taking place in Madrid, Spain, September 26 - 30, 2014. They have also stated that they plan to initiate regulatory filings for the combination before year end.
Preliminary results from BRIM7, an ongoing phase 1b dose escalation study conducted by Roche and Genentech of the BRAF inhibitor vemurafenib in combination with cobimetinib in patients with locally advanced/unresectable or metastatic melanoma carrying a BRAFV600 mutation were presented at the 2012 European Society for Medical Oncology Annual Meeting. Final data from BRIM7 reported at the 10th European Association of Dermato-Oncology, or EADO, Congress in May 2014 suggest that the preliminary safety profile and activity of the investigational combination of cobimetinib and vemurafenib are encouraging in BRAF inhibitor-naïve patients. Although the phase 1b dose escalation study was designed to evaluate the safety and tolerability of cobimetinib in combination with vemurafenib, objective responses (comprising complete or partial responses) were observed in 87% of the patients who had not been previously treated with a BRAF inhibitor.
In addition, the following clinical trials of cobimetinib in combination with other agents are ongoing, as disclosed on clinicaltrials.gov:

•	A Study of MEHD7945A and Cobimetinib (GDC-0973) in Patients With Locally Advanced or Metastatic Cancers With Mutant KRAS (NCT01986166);

•	Safety, Tolerability, and Pharmacokinetics of Onartuzumab Combined With Vemurafenib and/or Cobimetinib in Cancer Patients (NCT01974258);

•	A Phase 1b Study of MPDL3280A (an Engineered Anti-PDL1 Antibody) in Combination With Cobimetinib in Patients With Locally Advanced or Metastatic Solid Tumors (NCT01988896); and

•	A Study Evaluating the Safety, Tolerability, and Pharmacokinetics of GDC-0973 in Combination With GDC-0068 When Administered in Patients With Locally Advanced or Metastatic Solid Tumors (NCT01562275).
Under the terms of our co-development agreement with Genentech for cobimetinib, we are entitled to an initial equal share of U.S. profits and losses for cobimetinib, which will decrease as sales increase, and will share equally in the U.S. marketing and commercialization costs. The profit share has multiple tiers: we are entitled to 50% of profits from the first $200 million of U.S. actual sales, decreasing to 30% of profits from U.S. actual sales in excess of $400 million. We are entitled to low double-digit royalties on ex-U.S. net sales. In November 2013, we exercised an option under the co-development agreement to co-promote in the United States. As a result of exercising our option to co-promote, we are allowed to provide up to 25% of the total sales force for cobimetinib in the United States if commercialized, and will call on customers and otherwise engage in promotional activities using that sales force, consistent with the terms of the co-development agreement and a co-promotion agreement to be entered into by the parties.
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
Business Highlights for the Three Months Ended June 30, 2014 and Recent Developments

Positive Top-Line Results for Phase 3 Pivotal Trial of Cobimetinib in Combination with Vemurafenib in Patients with BRAFV600 Mutation-Positive Advanced Melanoma
On July 11, 2014, Genentech informed us that the coBRIM study, a phase 3 pivotal trial evaluating cobimetinib in combination with vemurafenib in previously untreated patients with unresectable locally advanced or metastatic melanoma harboring a BRAFV600 mutation had met its primary endpoint, delivering a statistically significant increase in progression-free survival for the combination of cobimetinib with vemurafenib as compared to vemurafenib alone. Genentech further informed us that adverse events associated with the coBRIM study were consistent with those observed in a previous study of the combination. Roche has announced that the coBRIM data are planned for presentation at the ESMO 2014 Congress taking place in Madrid, Spain, September 26 - 30, 2014. They have also stated that they plan to initiate regulatory filings for the combination before year end.
Data Presented at the 2014 Annual Meeting of the American Society of Clinical Oncology
In May 2014, clinical data from cabozantinib and cobimetinib was the subject of ten separate data presentations at the 2014 Annual Meeting of the American Society of Clinical Oncology, including, among others, “Trials in Progress” poster presentations describing the trial design of our ongoing phase 3 pivotal trial comparing cabozantinib to placebo in patients with advanced HCC who have previously been treated with sorafenib, and our ongoing phase 3 pivotal trial comparing cabozantinib to everolimus in patients with metastatic RCC who have experienced disease progression following treatment with at least one prior VEGFR tyrosine kinase inhibitor. Additionally, phase 1 and phase 2 data from ongoing trials conducted under the CRADA with NCI-CTEP and our investigator sponsored trial program were presented. Cobimetinib was the subject of one oral presentation highlighting positive data from BRIM7, an ongoing phase 1b clinical trial, conducted by Roche and Genentech of vemurafenib in combination with cobimetinib in patients with locally advanced/unresectable or metastatic melanoma carrying a BRAFV600 mutation.
Final Phase 1b Data for Cobimetinib in Combination with Vemurafenib Presented at the 10th European Association of Dermato-Oncology Congress
In May 2014, final data from BRIM7 was reported at the 10th EADO Congress. The final data provide encouraging signs of clinical activity in BRAF inhibitor naïve patients. Although the phase 1b dose escalation study was designed to evaluate the safety and tolerability of cobimetinib in combination with vemurafenib, objective responses (comprising complete or partial responses) were observed in 87% of the patients who had not been previously treated with a BRAF inhibitor.
Certain Factors Important to Understanding Our Financial Condition and Results of Operations
Successful development of drugs is inherently difficult and uncertain. Our business requires significant investments in research and development over many years, and products often fail during the research and development process. Our long-term prospects depend upon our ability, and the ability of our partners, to successfully commercialize new therapeutics in highly competitive areas such as cancer treatment. Our financial performance is driven by many factors, including those described below.
Limited Sources of Revenues
COMETRIQ was approved by the FDA for the treatment of progressive, metastatic MTC in the United States on November 29, 2012. We commercially launched COMETRIQ in the United States in late January 2013. We currently estimate that there are between 500 and 700 first- and second-line progressive, metastatic MTC patients diagnosed each year in the United States who will be eligible for COMETRIQ, and as a result we only expect to generate limited revenues from U.S. sales of COMETRIQ in MTC. Effective July 1, 2014, the wholesale acquisition price for COMETRIQ is $10,915 for a 28-day supply of all dosage strengths. Prior to the approval of COMETRIQ, we had no pharmaceutical product that had received marketing approval, and from the commercial launch through June 30, 2014, we generated $26.5 million in net revenues from the sale of COMETRIQ.
On March 25, 2014, the European Commission approved COMETRIQ for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC. We currently believe that the patient population for the approved MTC indication in the European Union who will be eligible for COMETRIQ is similar to that in the United States, and as a result, we only expect to generate limited revenues from European Union sales of COMETRIQ in MTC. Timelines for securing reimbursement in the individual European Union countries can vary considerably, with some countries taking twelve to eighteen months to approve products for reimbursement. In July 2014, Swedish Orphan Biovitrum, or Sobi, our distribution partner, initiated commercialization activities for COMETRIQ in the approved MTC indication in the United Kingdom. We are working with Sobi on activities in preparation for the commercial launch of COMETRIQ in the approved MTC indication in other European Union countries. These activities include preparing submissions for securing reimbursement in such countries, undertaking promotional activities to raise awareness of COMETRIQ as a treatment for the approved MTC indication, and preparing the supply chain for distribution of COMETRIQ.
Prior to the commercialization of COMETRIQ, we derived substantially all of our revenues since inception from collaborative research and development agreements. Revenues from research and development collaborations depend on the achievement of milestones and royalties we earn from any future products developed from the collaborative research. During 2013, we completed the recognition of deferred revenue under our existing collaborative research and development agreements. Any future revenue derived from our existing collaborative research and development agreements will depend on the achievement of milestones and royalties we earn from any future products developed from the collaborations. We do not expect any significant contingent or milestone payments in 2014.
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

Clinical Development and Commercialization of Cabozantinib

Our primary development and commercialization program is focused on cabozantinib, our wholly-owned inhibitor of multiple receptor tyrosine kinases, currently-approved under the brand name COMETRIQ® in the United States and the European Union for the treatment of metastatic MTC. However, cabozantinib may fail to show adequate safety or efficacy as an anti-cancer drug in clinical testing in other types of cancer. Furthermore, predicting the timing of the initiation or completion of clinical trials is difficult, and our trials may be delayed due to many factors, including factors outside of our control. The future development path of cabozantinib depends upon the results of each stage of clinical development. We expect to incur increased expenses for the development of cabozantinib as it advances in clinical development.

The commercial success of COMETRIQ will depend upon the degree of market acceptance of COMETRIQ among physicians, patients, health care payors, and the medical community. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportional compared to the revenues we may be able to generate on sales of COMETRIQ and have an adverse impact on our results of operations. We expect to incur increased expenses for the commercialization of COMETRIQ in connection with the approved MTC indication and any future indications for which cabozantinib may be approved.
Liquidity
As of June 30, 2014, we had $352.0 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $10.8 million, respectively, and short- and long-term unrestricted investments of $86.2 million and $95.5 million, respectively. We are required to maintain on deposit with Silicon Valley Bank or one of its affiliates short- and long-term unrestricted investments of $1.1 million and $81.7 million, respectively, pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, short- and long-term investments and product revenues will enable us to maintain our operations for a period of at least 12 months following the end of the second quarter of 2014. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate.

Our minimum liquidity needs are also determined by financial covenants in our loan and security agreement with Silicon Valley Bank as well as other factors, which are described under “– Liquidity and Capital Resources – Cash Requirements.”
Our ability to raise additional funds may be severely impaired if cabozantinib fails to show adequate safety or efficacy in clinical testing.
Convertible Senior Subordinated Notes
In August 2012, we issued and sold $287.5 million aggregate principal amount of the 4.25% Convertible Senior Subordinated Notes due 2019, or the 2019 Notes, for net proceeds of $277.7 million. The 2019 Notes mature on August 15, 2019, unless earlier converted, redeemed or repurchased, and bear interest at a rate of 4.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2013. Subject to certain terms and conditions, at any time on or after August 15, 2016, we may redeem for cash all or a portion of the 2019 Notes. The redemption price will equal 100% of the principal amount of the 2019 Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Upon the occurrence of certain circumstances, holders may convert their 2019 Notes prior to the close of business on the business day immediately preceding May 15, 2019. On or after May 15, 2019, until the close of business on the second trading day immediately preceding August 15, 2019, holders may surrender their 2019 Notes for conversion at any time. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate of 188.2353 shares of common stock per $1,000 principal amount of the 2019 Notes is equivalent to a conversion price of approximately $5.31 per share of common stock and is subject to adjustment in connection with certain events. If a “Fundamental Change” (as defined in the indenture governing the 2019 Notes) occurs, holders of the 2019 Notes may require us to purchase for cash all or any portion of their 2019 Notes at a purchase price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change purchase date. In addition, if certain specified bankruptcy and insolvency-related events of default occur, the principal of, and accrued and unpaid interest on, all of the then outstanding notes will automatically become due and payable. If an event of default other than certain specified bankruptcy and insolvency-related events of default occurs and is continuing, the Trustee by notice to us or the holders of at least 25% in principal amount of the outstanding 2019 Notes by notice to us and the Trustee, may declare the principal of, and accrued and unpaid interest on, all of the then outstanding 2019 Notes to be due and payable.
In connection with the offering of the 2019 Notes, $36.5 million of the proceeds were deposited into an escrow account which contains an amount of permitted securities sufficient to fund, when due, the total aggregate amount of the first six scheduled semi-annual interest payments on the 2019 Notes. As of June 30, 2014, we have used $18.4 million of the amounts held in the escrow account to pay the required semi-annual interest payments. The short- and long-term amounts held in the escrow account as of June 30, 2014 were $12.2 million and $6.1 million, respectively, and are included in short- and long-term restricted cash and investments. We have pledged our interest in the escrow account to the Trustee as security for our obligations under the 2019 Notes.
Deerfield Facility
In June 2010, we entered into a note purchase agreement with Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P., or the Original Deerfield Purchasers, pursuant to which, on July 1, 2010, we sold to the Original Deerfield Purchasers an aggregate of $124.0 million principal amount of our Secured Convertible Notes due July 1, 2015, which we refer to as the Deerfield Notes, for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. As of June 30, 2014 and December 31, 2013, the remaining outstanding principal balance on the Deerfield Notes was $104.0 million and $114.0 million, respectively, which, subject to certain restrictions, is payable in cash or in stock at our discretion. We refer to the Original Deerfield Purchasers and the New Deerfield Purchasers (identified below) collectively as Deerfield.
The outstanding principal amount of the Deerfield Notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. During the six months ended June 30, 2014 and 2013, total interest expense for the Deerfield Notes was $8.6 million and $7.9 million, respectively, including the stated coupon rate and the amortization of the debt discount and debt issuance costs. The non-cash expense relating to the amortization of the debt discount and debt issuance costs was $5.6 million and $4.9 million, respectively, during those periods. The balance of unamortized fees and costs was $2.9 million and $1.4 million as of June 30, 2014 and December 31, 2013, respectively, which is included in Other assets on the accompanying Consolidated Balance Sheets.
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
In each of January 2014 and 2013, we made mandatory prepayments of $10.0 million on the Deerfield Notes. We will be required to make an additional mandatory prepayment on the Deerfield Notes in 2015 equal to 15% of certain revenues from collaborative arrangements, which we refer to as Development/Commercialization Revenue, received during the prior fiscal year, subject to a maximum prepayment amount of $27.5 million. We have received no such revenue during the six months ended June 30, 2014. There is no minimum prepayment due in 2015. Our obligation to make annual mandatory prepayments equal to 15% of Development/Commercialization Revenue received by us during the prior fiscal year will apply in each of 2016, 2017 and 2018 if we exercise the extension option. However, we will only be obligated to make any such annual mandatory prepayment after exercise of the extension option if the New Deerfield Purchasers provide notice to us of their election to receive the prepayment. Mandatory prepayments relating to Development/Commercialization Revenue will continue to be subject to a maximum annual prepayment amount of $27.5 million. The definition of “Development/Commercialization Revenue” expressly excludes any sale or distribution of drug or pharmaceutical products in the ordinary course of our business, and any proceeds from any Intellectual Property Sales (as further described below).
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
Under the note purchase agreement as amended, we may voluntarily prepay the principal amount of the Deerfield Notes as follows (the amount at which we repay in each case below is referred to as the Prepayment Price):

•
Prior to July 1, 2015: we may prepay all of the principal amount of the Deerfield Notes at any time at a prepayment price equal to the outstanding principal amount, plus accrued and unpaid interest through the date of such prepayment, plus all interest that would have accrued on the principal amount of the Deerfield Notes between the date of such prepayment and the applicable maturity date of the Deerfield Notes if the outstanding principal amount of the Deerfield Notes had remained outstanding through the applicable maturity date, plus all other accrued and unpaid obligations; and

•
If we exercise the extension option: we may prepay all of the principal amount of the Deerfield Notes at a prepayment price equal to 105% of the outstanding principal amount of the Deerfield Notes, plus all accrued and unpaid interest through the date of such prepayment, plus, if prior to July 1, 2017, all interest that would have accrued on the principal amount of the Deerfield Notes between the date of such prepayment and July 1, 2017, if the outstanding principal amount of the Deerfield Notes as of such prepayment date had remained outstanding through July 1, 2017, plus all other accrued and unpaid obligations, collectively referred to as the Prepayment Price.

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

In connection with the January 2014 amendment to the note purchase agreement, on January 22, 2014 we issued to the New Deerfield Purchasers two-year warrants, which we refer to as the 2014 Deerfield Warrants, to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $9.70 per share. If we exercise the extension option, the exercise price will be reset to the lower of (i) the existing exercise price and (ii) 120% of the volume weighted average price of our common stock for the ten trading days immediately following the date of such extension election. The 2014 Deerfield Warrants are exercisable for a term of two years, subject to a two year extension if we exercise the extension option, and contain certain limitations that prevent the holder of the 2014 Deerfield Warrants from acquiring shares upon exercise of a 2014 Deerfield Warrant that would result in the number of shares beneficially owned by the holder to exceed 9.98% of the total number of shares of our common stock then issued and outstanding. The number of shares for which the 2014 Deerfield Warrants are exercisable and the associated exercise prices are subject to certain adjustments as set forth in the 2014 Deerfield Warrants. In addition, upon certain changes in control of our company, to the extent the 2014 Deerfield Warrants are not assumed by the acquiring entity, or upon certain defaults under the 2014 Deerfield Warrants, the holder has the right to net exercise the 2014 Deerfield Warrants for shares of common stock, or be paid an amount in cash in certain circumstances where the current holders of our common stock would also receive cash, equal to the Black-Scholes Merton value of the 2014 Deerfield Warrants.
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
Loan Agreement with Silicon Valley Bank
On May 22, 2002, we entered into a loan and security agreement with Silicon Valley Bank for an equipment line of credit. On December 21, 2004, December 21, 2006 and December 21, 2007, we amended the loan and security agreement to provide for additional equipment lines of credit and on June 2, 2010, we further amended the loan and security agreement to provide for a new seven-year term loan in the amount of $80.0 million. As of June 30, 2014, the combined outstanding principal balance due under the lines of credit and term loan was $81.1 million, compared to $82.1 million as of December 31, 2013. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We are required to repay any advances under an equipment line of credit in 48 equal monthly payments of principal and interest. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. We have the option to prepay without penalty any advance under an equipment line of credit other than advances under a single equipment line of credit, which has a 1.0% prepayment penalty, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment. In accordance with the terms of the loan and security agreement, we are required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement (although we are entitled to retain income earned or the amounts maintained in such accounts). Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.0%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement.
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
An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. We believe our critical accounting policies relating to inventory, revenue recognition, clinical trial accruals, restructuring liability, share based compensation and warrant valuation reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.
Other than the addition of warrant valuation, there have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2014, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Warrant Valuation
Our estimate of the fair value of the 2014 Deerfield Warrants requires us to determine the appropriate fair value model and a number of complex and subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the warrant. The value of the warrant is derived from its potential for appreciation. The more volatile the stock, the more valuable the warrant becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected term of the warrant also has a significant effect on the value of the warrant. The longer the term, the more time the warrant holder has to allow the stock price to increase without a cash investment and thus, the more valuable the warrant. Further, lengthier warrant terms provide more opportunity to exploit market highs. Based on the terms of the warrant and evidence of warrant holder activity, we estimate the expected term of the warrant to be equal to the underlying contractual term. We are also required to estimate the likelihood of a two year extension that would result from our exercise of the extension option. We remeasure this warrant liability at each reporting date and review our valuation assumptions at each respective valuation date. The assumptions used in calculating the fair value of the warrant represents management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our warrant valuation could be materially different in the future.
Fiscal Year Convention
Exelixis adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2013, a 52-week year, ended on December 27, 2013, and fiscal year 2014, a 53-week year, will end on January 2, 2015. For convenience, references in this report as of and for the fiscal periods ended June 27, 2014 and June 28, 2013, and as of the fiscal year ended December 27, 2013, are indicated as ended June 30, 2014, June 30, 2013, and December 31, 2013, respectively.

Results of Operations
Revenues
Total revenues by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net product revenues	$6,562	$4,043	$11,467	$5,899
License revenues (1)	—	3,803	—	7,604
Contract revenues (2)	—	4,010	—	8,022
Total revenues	$6,562	$11,856	$11,467	$21,525
Dollar change	$(5,294)		$(10,058)
Percentage change	(45)%		(47)%
____________________

(1)	Includes amortization of upfront payments.

(2)	Includes contingent and milestone payments.
Net product revenues relate to the sale of COMETRIQ. The increase in net product revenues reflects the continued ramp up in sales of COMETRIQ following its commercial launch in the United States in January 2013. We estimate our domestic net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, and (c) estimated costs of patient assistance programs. Discounts and allowances were $0.3 million and $0.7 million for the three and six months ended June 30, 2014, respectively, as compared to $0.2 million and $0.3 million for the comparable periods in 2013. Our European distribution partner is entitled to receive a project management fee based upon the achievement of a pre-specified revenue goal which, when deemed probable, is ratably accrued as a reduction to gross revenue.
The decrease in license and contract revenue reflects our having fully recognized all revenues from our collaboration agreements with Bristol-Myers Squibb in 2013.
Total revenues by customer were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Diplomat Specialty Pharmacy	$6,126	$3,767	$10,951	$5,623
Other	436	276	516	276
Bristol-Myers Squibb	—	7,813	—	15,626
Total revenues	$6,562	$11,856	$11,467	$21,525
Dollar change	$(5,294)		$(10,058)
Percentage change	(45)%		(47)%
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
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of goods sold	$477	$285	$786	$565
Gross margin	93%	93%	93%	90%

The cost of goods sold increased as a result of our increased sales of COMETRIQ. The cost of goods sold and product gross margins we have experienced in this early stage of our product launch may not be representative of what we may experience going forward.
Research and Development Expenses
Total research and development expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development expenses	$50,976	$49,077	$105,823	$81,812
Dollar change	$1,899		$24,011
Percentage change	4%		29%
Research and development expenses consist primarily of clinical trial expenses, personnel expenses, allocation of general corporate costs, consulting and outside services, expenses for temporary employees and stock-based compensation.
The increase in research and development expenses for the six months ended June 30, 2014, as compared to the comparable period in 2013, was predominantly driven by an increase in clinical trial costs, which includes services performed by third-party contract research organizations and other vendors who support our clinical trials. The increase in clinical trial costs was $16.5 million, or 36%, for the six months ended June 30, 2014 as compared to the comparable period in 2013. The increase in clinical trial costs related predominantly to clinical trial activities for METEOR, our phase 3 pivotal trial in metastatic RCC; COMET-2, one of our two our phase 3 pivotal trial in metastatic CRPC; CELESTIAL, our phase 3 pivotal trial in advanced HCC; and a new phase 2 trial of cabozantinib. The increases in costs for those trials was partially offset by lower clinical trial expenses as a result of the continued wind down of various studies for cabozantinib, most notably our randomized discontinuation trial and EXAM, our phase 3 pivotal trial in MTC.
For the three months ended June 30, 2014, as compared to the comparable period in 2013, there was a $1.6 million, or 5%, decrease in clinical trial costs, predominantly due to a $6.5 million comparator drug purchase during the second quarter of 2013 for METEOR as well as a decrease in activities for COMET-1 and the continued wind down of various other studies for cabozantinib, including our randomized discontinuation trial and EXAM. The decrease was offset in part by increases in other clinical trial costs for METEOR and COMET-2, our other phase 3 pivotal trial in metastatic CRPC.
There were additional increases in research and development expenses for the three and six months ended June 30, 2014 related to personnel, temporary personnel, and consulting and outside services. Personnel increased by $1.4 million and $3.5 million for the three and six months ended June 30, 2014, respectively, as compared to the comparable periods in 2013 primarily due to hiring undertaken as a result of increased clinical trial activities, as well as wage increases. Temporary personnel increased by $1.3 million and $2.3 million for the three and six months ended June 30, 2014, respectively, as compared to the comparable periods in 2013 primarily due to increased clinical trial activities. Consulting and outside services increased by $1.0 million and $1.8 million for the three and six months ended June 30, 2014, respectively, as compared to the comparable periods in 2013 primarily as a result of the engagement of additional medical science liaisons required to support our increased clinical trial activities.
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
We expect to continue to incur significant development costs for cabozantinib in future periods as we evaluate its potential in a variety of cancer indications through a broad development program, including two ongoing phase 3 pivotal trials in metastatic CRPC, a phase 3 pivotal trial in metastatic RCC, and an ongoing phase 3 pivotal trial in advanced HCC. We also expect to expand the cabozantinib development program to other solid tumor indications, based on encouraging interim data that have emerged from our phase 2 randomized discontinuation trial, as well as other clinical trials. In addition, postmarketing commitments in connection with the approvals of COMETRIQ in MTC dictate that we conduct additional studies in that indication.

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
Selling, General and Administrative Expenses
Total selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Selling, general and administrative expenses	$16,466	$13,180	$31,157	$23,725
Dollar change	$3,286		$7,432
Percentage change	25%		31%
Selling, general and administrative expenses consist primarily of personnel expenses, consulting and outside services, facility costs, employee stock-based compensation expense, marketing and patent costs.
Of the increases for the three and six months ended June 30, 2014, as compared to the comparable period in 2013, $1.9 million and $4.0 million, respectively, reflects increased personnel expenses, the majority of which is connected with the expansion of our U.S. sales force. The remaining increases for the three and six months ended June 30, 2014, as compared to the comparable period in 2013, were primarily the result of increases of $1.1 million and $2.1 million, respectively, of stock-based compensation expenses related to stock option grants to members of our Board of Directors and two separation agreements, and increases of $0.4 million and $1.0 million, respectively, of marketing expenses, including an increase in marketing expenses for cobimetinib under our collaboration agreement with Genentech.
Total Other Income (Expense), Net
Total other income (expense), net, were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income and other, net	$359	$373	$2,490	$711
Interest expense	(12,081)	(11,239)	(23,843)	(22,296)
Total other expense, net	$(11,722)	$(10,866)	$(21,353)	$(21,585)
Dollar change	$(856)		$232
Percentage change	8%		(1)%
Total other income (expense), net consists primarily of interest expense incurred on our debt, partially offset by interest income earned on our cash and investments and other non-operating gains and losses. Interest expense includes aggregate non-cash interest expense on both the 2019 Notes and the Deerfield Notes of $7.3 million and $14.3 million for the three and six months ended June 30, 2014, respectively, as compared to $6.5 million and $12.8 million for the same periods in 2013. Interest income and other, net for the three and six months ended June 30, 2014 includes $0.1 million and $1.9 million, respectively, in unrealized gain on the revaluation of the 2014 Deerfield Warrants.

Liquidity and Capital Resources
Sources and Uses of Cash
The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2014	2013
Net loss	$(148,029)	$(106,890)
Adjustments to reconcile net loss to net cash used in operating activities	23,910	23,668
Changes in operating assets and liabilities	(3,304)	(11,227)
Net cash used in operating activities	(127,423)	(94,449)
Net cash provided by investing activities	105,049	66,820
Net cash provided by (used in) financing activities	65,736	(10,666)
Net increase (decrease) in cash and cash equivalents	43,362	(38,295)
Cash and cash equivalents at beginning of period	103,978	170,069
Cash and cash equivalents at end of period	$147,340	$131,774
To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators and banks, debt financing arrangements and equipment financing facilities. We have also financed certain of our research and development activities under our agreements with various collaborators. As of June 30, 2014, we had $352.0 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $10.8 million, respectively, and short- and long-term unrestricted investments of $86.2 million and $95.5 million, respectively, compared to $415.9 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $16.9 million and short- and long-term unrestricted investments of $138.5 million and $144.3 million, respectively, as of December 31, 2013. As of June 30, 2014, we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates short- and long-term unrestricted investments of $1.1 million and $81.7 million, respectively, pursuant to covenants in our loan and security agreement with Silicon Valley Bank, compared with $1.8 million and $81.9 million, respectively, as of December 31, 2013.
Operating Activities
Cash used in operating activities for the six months ended June 30, 2014 related primarily to our $138.1 million operating expenses for the period, less non-cash expenses for accretion of debt discount totaling $14.3 million on the Deerfield Notes and the 2019 Notes, stock-based compensation totaling $7.7 million, investment amortization totaling $2.1 million, and depreciation and amortization totaling $1.1 million. Our operating expenses were largely attributable to the development of cabozantinib. In addition, we paid $3.5 million for restructuring activities and made cash payments that resulted in a $4.9 million reduction in accounts payable and other accrued expenses during the period.
Cash used in operating activities for the six months ended June 30, 2013 related primarily to our $106.9 million operating expenses for the period, less non-cash expenses for stock-based compensation and depreciation and amortization totaling $5.6 million and $1.6 million, respectively. Our operating expenses were largely attributable to the development of cabozantinib. In addition, we paid $4.0 million for restructuring activities during the period. All of our license and contract revenues during the six months ended June 30, 2013 were non-cash, which was reflected in the $14.8 million reduction in deferred revenue during the period. Cash paid for interest was significantly lower than our interest expense due to non-cash expenses for accretion of $12.8 million.
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
Investing Activities
Cash provided by investing activities for the six months ended June 30, 2014 was primarily due to the maturity of unrestricted and restricted investments of $192.0 million, less investment purchases of $86.9 million.

Cash provided by investing activities for the six months ended June 30, 2013 was primarily due to the maturity of unrestricted and restricted investments of $219.8 million, less investment purchases of $151.5 million.
Financing Activities
Cash provided by our financing activities for the six months ended June 30, 2014 was primarily due to the issuance of 10.0 million shares of common stock in January 2014 for net proceeds of $75.6 million. The cash provided by the issuance of common stock was partially offset by principal payments on debt of $11.0 million.
Cash used for financing activities for the six months ended June 30, 2013 was primarily due to principal payments on debt of $11.6 million.
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
Cash Requirements
We have incurred net losses since inception through the quarter ended June 30, 2014, with the exception of the 2011 fiscal year. We anticipate net losses and negative operating cash flow for the foreseeable future. For the six months ended June 30, 2014, we had a net loss of $148.0 million; as of June 30, 2014, we had an accumulated deficit of $1.6 billion. We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013. From the commercial launch through June 30, 2014, we have generated $26.5 million in net revenues from the sale of COMETRIQ. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ, license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each year other than 2011, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve future profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
We anticipate that our current cash and cash equivalents, short- and long-term investments and product revenues will enable us to maintain our operations for a period of at least 12 months following the end of the second quarter of 2014. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks at June 30, 2014 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 20, 2014.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. As of June 30, 2014, and December 31, 2013, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $8.2 million and $8.2 million, respectively.
In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. As of June 30, 2014, and December 31, 2013, approximately $5.4 million and $4.9 million, respectively, of our clinical accrual balance was owed in foreign currencies. An adverse change of one percentage point in the foreign currency exchange rates would not have resulted in a material impact for any periods presented.
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
We have marked with an asterisk (*) those risk factors below that reflect substantive changes in risks facing us from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on February 20, 2014.
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

As of June 30, 2014, we had $352.0 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $10.8 million, respectively, and short- and long-term unrestricted investments of $86.2 million and $95.5 million, respectively. We are required to maintain on deposit with Silicon Valley Bank or one of its affiliates short- and long-term unrestricted investments of $1.1 million and $81.7 million, respectively, pursuant to covenants in our loan and security agreement with Silicon Valley Bank. We anticipate that our current cash and cash equivalents, short- and long-term investments and product revenues will enable us to maintain our operations for a period of at least 12 months following the end of the second quarter of 2014. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

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

•	repayment of our term loan and line of credit from Silicon Valley Bank, which had an outstanding balance at June 30, 2014, of $81.1 million;

•	the commercial success of COMETRIQ and the revenues we generate;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including, in particular, with respect to cabozantinib) that provide additional capital;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents, short- and long-term investments that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies of our product candidates;

•	our obligation to share U.S. marketing and commercialization costs for cobimetinib under our collaboration with Genentech;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost of any acquisitions of or investments in businesses, products and technologies.

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
We have incurred annual net losses since inception through the year ended June 30, 2014, with the exception of the 2011 fiscal year. We anticipate net losses and negative operating cash flow for the foreseeable future. For the six months ended June 30, 2014, we had a net loss of $148.0 million; as of June 30, 2014, we had an accumulated deficit of $1.6 billion. We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013. From the commercial launch through June 30, 2014, we have generated $26.5 million in net revenues from the sale of COMETRIQ. We have derived substantially all of our revenues since inception from collaborative research and development agreements. Revenues from research and development collaborations depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ, license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues for each year other than 2011, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve future profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all.

Our significant level of indebtedness could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.
We incurred significant additional indebtedness and substantial debt service requirements as a result of our offering of the 2019 Notes in August 2012. As of June 30, 2014, our total consolidated indebtedness through maturity was $472.6 million (excluding trade payables). We may also incur additional indebtedness to meet future financing needs. If we incur additional indebtedness, it would increase our interest expense, leverage and operating and financial costs.
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
Managing costs is a key element of our business strategy. Consistent with this element of our strategy, and as a consequence of our decision to focus our proprietary resources and development efforts on the late-stage development and commercialization of cabozantinib, between March 2010 and May 2013 we implemented five restructurings, which resulted in an aggregate reduction in headcount of 429 employees. We have recorded aggregate restructuring charges of $53.7 million from inception through June 30, 2014 in connection with the restructurings and anticipate that we will incur additional restructuring charges related to the exit of all or portions of certain of our buildings in South San Francisco, California. These charges will be recorded through the end of the building lease terms, the last of which ends in 2017.
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
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this report we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since June 30, 2014, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.

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

Risks Related to Cabozantinib
We are dependent on the successful development and commercialization of cabozantinib.
The success of our business is dependent upon the successful development and commercialization of cabozantinib. As part of our strategy, we are dedicating substantially all of our proprietary resources to advance cabozantinib as aggressively as possible. On November 29, 2012, the FDA approved cabozantinib for the treatment of progressive, metastatic MTC in the United States under the brand name COMETRIQ(R) and we commercially launched COMETRIQ in late January 2013. In March 2014, the European Commission approved cabozantinib for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC, also under the brand name COMETRIQ. The European Commission granted conditional marketing authorization following a positive opinion from CHMP, issued in December 2013. We view the approvals of COMETRIQ by the FDA and European Commission for MTC as transitional events towards our objective of developing cabozantinib into a major oncology franchise. Our ability to realize this objective is contingent on, among other things, successful clinical development, regulatory approval and market acceptance of cabozantinib. If we encounter difficulties in the development of cabozantinib in other indications beyond MTC due to any of the factors discussed in this “Risk Factors” section or otherwise, or we do not receive regulatory approval in such indications or are unable to successfully commercialize cabozantinib in such other indications if approved, we will not have the resources necessary to continue our business in its current form.
The commercial success of cabozantinib will depend upon the degree of market acceptance of cabozantinib among physicians, patients, health care payors, and the medical community.
Our ability to commercialize cabozantinib for the approved MTC indication and potentially other indications, if approved, will be highly dependent upon the extent to which cabozantinib gains market acceptance among physicians, patients, health care payors such as Medicare and Medicaid, and the medical community. If cabozantinib does not achieve an adequate level of acceptance, we may not generate significant future product revenues, and we may not become profitable. The degree of market acceptance of cabozantinib will depend upon a number of factors, including:

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
If we are unable to establish and maintain adequate sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to do so, we may be unable to successfully commercialize cabozantinib.
We have established a small internal commercial organization that we believe is commensurate with the size of the market opportunity for the applicable approved MTC indication in the United States and European Union. We have also designed our commercial organization to maintain flexibility, and to enable us to quickly scale up if additional indications are approved in the future. We believe we have created an efficient commercial organization, taking advantage of outsourcing options where prudent to maximize the effectiveness of our commercial expenditures. However, we may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution necessary to successfully market and sell cabozantinib. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportional compared to the revenues we may be able to generate on sales of cabozantinib and have an adverse impact on our results of operations. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenues and our business may be adversely affected.
We currently rely on a single third party logistics provider to handle shipping and warehousing of our commercial supply of COMETRIQ and a single specialty pharmacy to dispense COMETRIQ to patients in fulfillment of prescriptions in the United States. We also rely on a third party, Sobi, to distribute and commercialize COMETRIQ for the treatment of the approved MTC indication primarily in the European Union and potentially other countries in the event that COMETRIQ is approved for commercial sale in those jurisdictions. Our current and anticipated future dependence upon the activities, and legal and regulatory compliance, of these or other third parties may adversely affect our future profit margins and our ability to supply COMETRIQ to the marketplace on a timely and competitive basis. For example, if our third party logistics provider’s warehouse suffers a fire or damage from another type of disaster, the commercial supply of COMETRIQ could be destroyed, resulting in a disruption in our commercialization efforts. These or other third parties may not be able to provide services in the time we require to meet our commercial timelines and objectives or to meet regulatory requirements. We may not be able to maintain or renew our arrangements with third parties, or enter into new arrangements, on acceptable terms, or at all. Third parties could terminate or decline to renew our arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for logistics services or distribution of COMETRIQ on acceptable terms, our commercialization efforts may be delayed or otherwise adversely affected.
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
We are subject to certain healthcare laws and regulations and enforcement by the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, without limitation:

•
the federal Anti-Kickback Law, which constrains our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

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

In addition, certain marketing practices, including off-label promotion, may also violate federal and state false claims laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we, or our officers or employees, may be subject to penalties, including civil and criminal penalties, damages, fines, withdrawal of regulatory approval, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to sell COMETRIQ or operate our business and also adversely affect our financial results.
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
Our ability to successfully commercialize cabozantinib will be highly dependent on the extent to which coverage and reimbursement for it is, and will be, available from third-party payors, including governmental payors, such as Medicare and Medicaid, and private health insurers. Many patients will not be capable of paying for cabozantinib themselves and will rely on third-party payors to pay for, or subsidize, their medical needs. If third-party payors do not provide coverage or reimbursement for cabozantinib, our revenues and prospects for profitability will suffer. In addition, even if third-party payors provide some coverage or reimbursement for cabozantinib, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans often varies based on the type of contract or plan purchased.
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
Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may affect our ability to sell cabozantinib profitably.*
The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell cabozantinib profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.
For example, under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the PPACA, enacted in March 2010, substantial changes have been made to the way healthcare is financed by both governmental and private insurers, and those changes are significantly impacting the pharmaceutical industry. Provisions of the PPACA relevant to the pharmaceutical industry include the following:

•
an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, not including orphan drug sales;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively;

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts on negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•
new requirements to report annually certain financial arrangements with physicians and teaching hospitals, as defined in ACA and its implementing regulations, including reporting any payment or “transfer of value” provided to physicians and teaching hospitals and any ownership and investment interests held by physicians and their immediate family members during the preceding calendar year;

•
expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.
The PPACA may change in the future.
As a result of the overall trend towards cost-effectiveness criteria and managed healthcare in the United States, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. They may use tiered reimbursement and may adversely affect demand for cabozantinib by placing it in an expensive tier. They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly approved drugs, which in turn will put pressure on the pricing of drugs. Further, we do not have experience in ensuring approval by applicable third-party payors outside of the United States for coverage and reimbursement of cabozantinib. We also anticipate pricing pressures in connection with the sale of cabozantinib due to the increasing influence of health maintenance organizations and additional legislative proposals.
Our competitors may develop products and technologies that make cabozantinib obsolete.*
The pharmaceutical industry is highly fragmented and is characterized by rapid technological change. In particular, the area of kinase-targeted therapies is a rapidly evolving and competitive field. We face, and will continue to face, intense competition from biotechnology, biopharmaceutical and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. Some of our competitors are further along in the development of their products than we are. In addition, delays in the development of cabozantinib for the treatment of additional tumor types beyond the approved MTC indication could allow our competitors to bring products to market before us, which would impair our ability to commercialize cabozantinib in such tumor types. Our future success will depend upon our ability to maintain a competitive position with respect to technological advances. The markets for which we intend to pursue regulatory approval of cabozantinib are highly competitive. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and commercial capabilities than we do. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive. There may also be drug candidates of which we are not aware at an earlier stage of development that may compete with cabozantinib. In addition, cabozantinib may compete with existing therapies that have long histories of use, such as chemotherapy and radiation treatments in cancer indications.
We believe that the principal competing anti-cancer therapy to COMETRIQ in the approved MTC indication is AstraZeneca’s RET, VEGFR and EGFR inhibitor vandetanib, which has been approved by the FDA and the European Commission for the treatment of symptomatic or progressive MTC in patients with unresectable, locally advanced or metastatic disease. In addition, we believe that COMETRIQ also faces competition as a treatment for the approved MTC indication from off-label use of Bayer’s and Onyx Pharmaceuticals’ (a wholly-owned subsidiary of Amgen) multikinase inhibitor sorafenib, Pfizer’s multikinase inhibitor sunitinib, and Ariad Pharmaceutical’s multikinase inhibitor ponatinib.
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

•	RCC (renal cell cancer): Pfizer’s axitinib, sunitinib and temsirolimus; Novartis’ everolimus; Bayer’s and Onyx Pharmaceuticals’ sorafenib; GlaxoSmithKline’s pazopanib; and Genentech’s bevacizumab; and

•	HCC (hepatocellular cancer): Bayer’s and Onyx Pharmaceuticals’ sorafenib; Bayer’s regorafenib; and ArQule’s tivantinib.
Examples of potential competition for cabozantinib in other cancer indications include: other VEGF pathway inhibitors, including Genentech’s bevacizumab; other RET inhibitors including Eisai’s lenvatinib; other MET inhibitors, including Amgen’s AMG 208, Pfizer’s crizotinib and Genentech’s onartuzumab; and immune checkpoint agents such as ipilimumab, nivolimab and pembrolizumab.
We lack the manufacturing capabilities and experience necessary to enable us to produce cabozantinib for clinical development or for commercial sale and rely on third parties to do so, which subjects us to various risks.
We do not have the manufacturing capabilities or experience necessary to enable us to produce materials for our clinical trials or for commercial sale of cabozantinib and rely on third party contractors to do so. These third parties must comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or cGMP. Our current and anticipated future dependence upon these third parties may adversely affect our future profit margins and our ability to develop and commercialize cabozantinib on a timely and competitive basis. These third parties may not be able to produce material on a timely basis or manufacture material at the quality or in the quantity required to meet our development and commercial timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third party manufacturing and supply arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third party manufacturers and suppliers could terminate or decline to renew our manufacturing and supply arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our clinical trials and commercialization efforts may be delayed or otherwise adversely affected.
Our third-party manufacturers may not be able to comply with the cGMP regulations, other applicable FDA regulatory requirements or similar regulations applicable outside of the United States. Additionally, if we are required to enter into new manufacturing or supply arrangements, we may not be able to obtain approval from the FDA of any alternate manufacturer or supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of cabozantinib. Failure of our third party manufacturers or suppliers or us to obtain approval from the FDA or to comply with applicable regulations could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of cabozantinib, injunctions, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, any of which could have a significant adverse effect on our business. In addition, cabozantinib requires precise, high-quality manufacturing. The failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could have also a significant adverse effect on our business.
Clinical testing of cabozantinib is a lengthy, costly, complex and uncertain process and may fail to demonstrate safety and efficacy.
Cabozantinib is being evaluated in a comprehensive development program for the treatment of CRPC, RCC, HCC and a variety of other indications beyond the approved MTC indication. Clinical trials are inherently risky and may reveal that cabozantinib is ineffective or has unacceptable toxicity or other side effects that may significantly decrease the likelihood of regulatory approval in such indications.
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
If third parties upon which we rely do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize cabozantinib for the treatment of additional indications beyond the approved MTC indication.
We do not have the ability to independently conduct clinical trials for cabozantinib, including our postmarketing commitments in connection with the approvals of COMETRIQ in MTC, and we rely on third parties we do not control such as the federal government (including NCI-CTEP, with whom we have our CRADA), third-party contract research organizations, or CROs, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or commercialize cabozantinib for additional indications beyond the approved MTC indication in the United States and European Union.
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
If any of these risks materialize, we may not receive collaboration revenue or otherwise realize anticipated benefits from such collaborations, our product development efforts could be delayed and our business, operating results and financial condition could be adversely affected.
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
Our success will depend in part upon our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biopharmaceutical companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will continue to apply for patents covering our technologies and products as, where and when we deem appropriate. However, these applications may be challenged or may fail to result in issued patents. In addition, because patent applications can take many years to issue, third parties may have pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our product candidates. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patents. In addition, our patents may be challenged or invalidated or may fail to provide us with any competitive advantages, if, for example, others were the first to invent or to file patent applications for closely related inventions.

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

•
the timing of achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the filing for regulatory approval or the establishment of collaborative arrangements for cabozantinib or any of our other programs or compounds;

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

EXELIXIS, INC.

July 31, 2014	/s/ DEBORAH BURKE
Date	Deborah Burke
Vice President and Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011
4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	4/7/2000
4.2	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design International, L.P.	10-Q	000-30235	10.1 (Exhibit A-1)	8/5/2010
4.3	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design Fund, L.P.	10-Q	000-30235	10.1 (Exhibit A-2)	8/5/2010
4.4	Form of Amended and Restated Secured Convertible Note issuable to entities affiliated with Deerfield Management Company, L.P.	8-K	000-30235	10.1 (Exhibit A)	1/22/2014
4.5	Registration Rights Agreement dated January 22, 2014 by and among Exelixis, Inc., Deerfield Partners, L.P. and Deerfield International Master Fund, L.P.	8-K	000-30235	4.2	1/22/2014
4.6	Form of Warrant to Purchase Common Stock of Exelixis, Inc. issued to Deerfield Partners, L.P. and Deerfield International Master Fund, L.P.	8-K	000-30235	4.1	1/22/2014
4.7	Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.1	8/14/2012
4.8	First Supplemental Indenture dated August 14, 2012 to Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.2	8/14/2012
4.9	Form of 4.25% Convertible Senior Subordinated Note due 2019	8-K	000-30235	4.2 (Exhibit A)	8/14/2012
10.1	Exelixis, Inc. 2014 Equity Incentive Plan	8-K	000-30235	10.1	5/29/2014
10.2	Form of Stock Option Agreement under the Exelixis, Inc. 2014 Equity Incentive Plan					X
10.3	Form of Stock Option Agreement (International) under the Exelixis, Inc. 2014 Equity Incentive Plan					X
10.4	Form of Stock Option Agreement (Non-Employee Director) under the Exelixis, Inc. 2014 Equity Incentive Plan					X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.5	Form of Restricted Stock Unit Agreement under the Exelixis, Inc. 2014 Equity Incentive Plan					X
10.6	Form of Stock Option Agreement (International) under the Exelixis, Inc. 2011 Equity Incentive Plan					X
10.7	Transition and Consulting Agreement, dated May 7, 2014, between Exelixis, Inc. and Frank Karbe					X
10.8	Offer Letter Agreement, dated May 9, 2005, between Exelixis, Inc. and Deborah Burke					X
10.9	Special One-Time Bonus Memorandum for Deborah Burke dated May 15, 2014					X
10.10*	Collaboration Agreement, dated May 27, 2009, between Exelixis, Inc. and Sanofi					X
12.1	Statement Re Computation of Earnings to Fixed Charges					X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1‡
Certification by the Chief Executive Officer and the Chief Financial Officer of Exelixis, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Confidential treatment requested for certain portions of this exhibit.

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