Form 10-Q
period 2014-09-26
EXELIXIS, INC.
filed 2014-11-04
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2014, there were 195,215,795 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,065	$103,978
Short-term investments	91,937	138,475
Short-term restricted cash and investments	12,210	12,213
Trade and other receivables	4,722	3,941
Inventory	3,876	2,890
Prepaid expenses and other current assets	7,860	5,112
Total current assets	220,670	266,609
Long-term investments	84,589	144,299
Long-term restricted cash and investments	4,684	16,897
Property and equipment, net	2,928	4,910
Goodwill	63,684	63,684
Other assets	7,101	6,888
Total assets	$383,656	$503,287
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,362	$9,345
Accrued clinical trial liabilities	45,102	34,958
Accrued compensation and benefits	6,441	12,797
Other accrued liabilities	13,855	13,116
Current portion of convertible notes	96,496	10,000
Current portion of loans payable	757	1,762
Current portion of restructuring	6,580	4,425
Deferred revenue	1,319	1,450
Total current liabilities	173,912	87,853
Long-term portion of convertible notes	177,962	255,147
Long-term portion of loans payable	80,000	80,328
Long-term portion of restructuring	5,521	9,047
Other long-term liabilities	4,772	4,674
Total liabilities	442,167	437,049
Commitments
Stockholders’ (deficit) equity:
Preferred stock	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding: 195,179,456 and 184,533,651 shares at September 30, 2014 and December 31, 2013, respectively	195	184
Additional paid-in capital	1,650,621	1,564,670
Accumulated other comprehensive income	24	146
Accumulated deficit	(1,709,351)	(1,498,762)
Total stockholders’ (deficit) equity	(58,511)	66,238
Total liabilities and stockholders’ (deficit) equity	$383,656	$503,287

*	The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date.

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Net product revenues	$6,291	$4,771	$17,758	$10,670
License and contract revenues	—	695	—	16,321
Total revenues	6,291	5,466	17,758	26,991
Operating expenses:
Cost of goods sold	573	290	1,359	855
Research and development	43,628	47,354	149,451	129,166
Selling, general and administrative	9,906	13,598	41,063	37,323
Restructuring charge	3,758	137	4,135	865
Total operating expenses	57,865	61,379	196,008	168,209
Loss from operations	(51,574)	(55,913)	(178,250)	(141,218)
Other income (expense), net:
Interest income and other, net	1,296	219	3,786	930
Interest expense	(12,282)	(11,430)	(36,125)	(33,726)
Total other income (expense), net	(10,986)	(11,211)	(32,339)	(32,796)
Net loss	$(62,560)	$(67,124)	$(210,589)	$(174,014)
Net loss per share, basic and diluted	$(0.32)	$(0.36)	$(1.09)	$(0.95)
Shares used in computing basic and diluted net loss per share	195,126	184,149	193,855	183,957
The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(62,560)	$(67,124)	$(210,589)	$(174,014)
Other comprehensive income (loss) (1)	(153)	443	(122)	272
Comprehensive loss	$(62,713)	$(66,681)	$(210,711)	$(173,742)
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

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(210,589)	$(174,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,014	2,382
Stock-based compensation expense	8,454	8,503
Restructuring charge for property and equipment	667	—
Accretion of debt discount	21,826	19,445
Gain on sale of business	(838)	—
Changes in the fair value of warrants	(1,916)	—
Other	3,602	5,243
Changes in assets and liabilities:
Trade and other receivables	(781)	(2,420)
Inventory	(986)	(1,764)
Prepaid expenses and other assets	(2,834)	(1,495)
Accounts payable, accrued compensation, and other accrued liabilities	(11,600)	(652)
Clinical trial liabilities	10,144	14,482
Restructuring liability	(2,705)	(5,320)
Other long-term liabilities	(756)	(530)
Deferred revenue	(131)	(15,304)
Net cash used in operating activities	(185,429)	(151,444)
Cash flows from investing activities:
Purchases of property and equipment	(452)	(2,079)
Proceeds from sale of property and equipment	286	40
Proceeds from sale of business	838	—
Proceeds from maturities of restricted cash and investments	20,397	15,968
Purchase of restricted cash and investments	(8,184)	(3,785)
Proceeds from maturities of investments	212,506	251,470
Purchases of investments	(109,237)	(176,768)
Net cash provided by investing activities	116,154	84,846
Cash flows from financing activities:
Proceeds from issuance of common stock, net	75,646	—
Proceeds from exercise of stock options and warrants	120	25
Proceeds from employee stock purchase plan	929	894
Principal payments on debt	(11,333)	(12,374)
Net cash provided by (used in) financing activities	65,362	(11,455)
Net decrease in cash and cash equivalents	(3,913)	(78,053)
Cash and cash equivalents at beginning of period	103,978	170,069
Cash and cash equivalents at end of period	$100,065	$92,016
Supplemental cash flow disclosure - non-cash financing activity:
Issuance of warrants in connection with amendment to convertible notes	$2,762	$—
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
We are focusing our development and commercialization efforts primarily on cabozantinib. We are evaluating cabozantinib in a broad development program comprising over forty-five clinical trials, including three ongoing phase 3 pivotal trials across multiple indications, with particular focus on our phase 3 pivotal trials in metastatic renal cell carcinoma (“RCC”) and advanced hepatocellular carcinoma (“HCC”).
Cabozantinib was approved by the United States Food and Drug Administration (“FDA”) on November 29, 2012 for the treatment of progressive, metastatic medullary thyroid cancer (“MTC”) in the United States under the brand name COMETRIQ(R). COMETRIQ became commercially available in the United States in late January 2013. In March 2014, the European Commission approved cabozantinib for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC, also under the brand name COMETRIQ. The European Commission granted conditional marketing authorization following a positive opinion from the European Committee for Medicinal Products for Human Use, issued in December 2013.
Our second oncology asset, cobimetinib, is being evaluated by Genentech in a broad development program, including coBRIM, a phase 3 pivotal trial evaluating cobimetinib in combination with vemurafenib in previously untreated patients with unresectable locally advanced or metastatic melanoma harboring a BRAFV600 mutation. On September 29, 2014, positive results from this trial were reported at the European Society for Medical Oncology 2014 Congress. The trial met its primary endpoint of demonstrating a statistically significant increase in investigator-determined progression-free survival. Roche has completed the Marketing Authorization Application for the combination of cobimetinib and vemurafenib in the European Union. In the United States, cobimetinib has received Fast Track Designation from the FDA, and Genentech expects to complete its New Drug Application filing for the combination before the end of this year.
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
Exelixis adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2013, a 52-week year, ended on December 27, 2013, and fiscal year 2014, a 53-week year, will end on January 2, 2015. For convenience, references in this report as of and for the fiscal periods ended September 26, 2014 and September 27, 2013, and as of the fiscal year ended December 27, 2013, are indicated as ended September 30, 2014, September 30, 2013, and December 31, 2013, respectively.
Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2015 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC on February 20, 2014.

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
Revenue Recognition
We recognize revenue from the sale of COMETRIQ and from license fees and milestones earned on research and collaboration arrangements. See “Note 1 - Organization and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of our policies for revenue recognition on research and collaboration agreements. We did not enter into any new collaboration agreements during the nine months ended September 30, 2014. See “Note 2 - Research and Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of our existing collaboration agreements.
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
Cost of Goods Sold
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty and indirect labor costs, and to a lesser extent, the cost of manufacturing and other third party logistics costs of our product. A significant portion of the manufacturing costs for product sales were incurred prior to regulatory approval of COMETRIQ for the treatment of progressive, metastatic MTC and, therefore, were expensed as research and development costs when those costs were incurred, rather than capitalized as inventory.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Adoption will be permitted using either a retrospective or modified retrospective approach, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of adopting this ASU, inclusive of available transitional methods on our consolidated financial statements and related disclosures.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued, and about related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating the impact of adopting ASU 2014-15 and its related disclosures.
NOTE 2: RESTRUCTURINGS
The restructuring charges that we expect to incur in connection with our restructurings are subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the restructurings.
2014 Restructuring
On September 2, 2014, we initiated a restructuring plan (the “2014 Restructuring”) to reduce our workforce and made personnel reductions across our entire organization. As a result of the 2014 Restructuring, we currently expect our workforce to reduce by approximately 65%, or approximately 150 employees, resulting in approximately 80 remaining employees. Personnel reductions were made across our entire organization. The 2014 Restructuring is a consequence of the failure of COMET-1, one of our two phase 3 pivotal trials of cabozantinib in metastatic castration-resistant prostate cancer, to meet its primary endpoint of demonstrating a statistically significant increase in overall survival for patients treated with cabozantinib as compared to prednisone. The principal objective of the 2014 Restructuring is to enable us to focus our financial resources on the phase 3 pivotal trials of cabozantinib in metastatic RCC and advanced HCC.
We expect to record an aggregate restructuring charge related to one-time termination benefits in the range of $6 million to $7 million, of which approximately 95% is expected in 2014 and the remainder is expected in the first quarter of 2015. We expect to incur additional charges as a result of the 2014 Restructuring, including facility-related charges, property and equipment write-downs and other charges, and expect to record the majority of these expenses during fiscal year 2014 as they become determinable and as we exit certain facilities. Except for employee severance and other benefits, we are currently unable to estimate the total amount or range of amounts expected to be incurred in connection with the 2014 Restructuring for each major type of cost or in the aggregate.
We have recorded a $3.3 million restructuring charge for the 2014 Restructuring during the three months ended September 30, 2014. The restructuring charge includes $2.6 million of employee severance and other benefits that are recognized ratably during the period from the implementation date of the 2014 Restructuring through the employees’ termination dates. In addition, we recorded $0.7 million of property and equipment write-downs. The total restructuring liability related to the 2014 Restructuring is included in the current portion of restructuring on the accompanying Consolidated

Balance Sheets. The components and changes of these liabilities since initiation of the plan are summarized in the following table (in thousands):

	Employee Severance and Other Benefits	Asset Impairment and Other	Total
Restructuring charge	$2,591	$717	$3,308
Cash payments	(62)	—	(62)
Adjustments or non-cash credits	22	(667)	(645)
Restructuring liability for 2014 Restructuring as of September 30, 2014	$2,551	$50	$2,601

2010 Restructurings
Between March 2010 and May 2013, we implemented five restructurings (referred to collectively as the “2010 Restructurings”) to manage costs and as a consequence of our decision in 2010 to focus our proprietary resources and development efforts on the development and commercialization of cabozantinib. The aggregate reduction in headcount from the 2010 Restructurings was 429 employees. Charges and credits related to the 2010 Restructurings were recorded in periods other than those in which the 2010 Restructurings were implemented as a result of sublease activities for certain of our buildings in South San Francisco, California, changes in assumptions regarding anticipated sublease activities, the effect of the passage of time on our discounted cash flow computations, previously planned employee terminations, and sales of excess equipment and other assets.
For the nine months ended September 30, 2014 and 2013, we recorded restructuring charges of $0.8 million and $0.8 million, respectively for the 2010 Restructurings. The charges for both periods presented were related to the effect of the passage of time on our discounted cash flow computations for the exit, in prior periods, of certain of our South San Francisco buildings. During the nine months ended September 30, 2014, those charges were partially offset by $0.1 million in recoveries recorded in connection with the sale of excess equipment and other assets. The total outstanding restructuring liability related to the 2010 Restructurings is included in the current and long-term portion of restructuring on the accompanying Consolidated Balance Sheets. The components and changes of these liabilities during the nine months ended September 30, 2014 are summarized in the following table (in thousands):

	Facility Charges	Other	Total
Restructuring liability as of December 31, 2013	$13,460	$12	$13,472
Restructuring charge (credit)	940	(113)	827
Cash payments	(4,914)	(6)	(4,920)
Adjustments or non-cash credits	8	(86)	(78)
Proceeds from sale of assets	—	199	199
Restructuring liability for 2010 Restructurings as of September 30, 2014	$9,494	$6	$9,500
We expect to pay accrued facility charges of $9.5 million, net of cash received from our subtenants, through the end of our lease terms of the buildings, the last of which ends in 2017. We expect to incur additional restructuring charges of approximately $0.9 million relating to the effect of the passage of time on our discounted cash flow computations used to determine the accrued facilities charges through the end of the building lease terms.

NOTE 3: CASH AND INVESTMENTS
The following table summarizes cash and cash equivalents, investments, and restricted cash and investments by balance sheet line item as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$100,065	$—	$—	$100,065
Short-term investments	91,898	88	(49)	91,937
Short-term restricted cash and investments	12,105	105	—	12,210
Long-term investments	84,601	20	(32)	84,589
Long-term restricted cash and investments	4,684	—	—	4,684
Total cash and investments	$293,353	$213	$(81)	$293,485

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$103,978	$—	$—	$103,978
Short-term investments	138,403	94	(22)	138,475
Short-term restricted cash and investments	12,173	40	—	12,213
Long-term investments	144,226	106	(33)	144,299
Long-term restricted cash and investments	16,837	60	—	16,897
Total cash and investments	$415,617	$300	$(55)	$415,862
Under our loan and security agreement with Silicon Valley Bank, we are required to maintain compensating balances on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates. The total collateral balances as of September 30, 2014 and December 31, 2013 were $82.4 million and $83.7 million, respectively, and are reflected on the accompanying Consolidated Balance Sheets in short- and long-term investments. See “Note 8 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, for more information regarding the collateral balance requirements under our Silicon Valley Bank loan and security agreement.
All of our cash equivalents and investments are classified as available-for-sale. The following table summarizes our cash equivalents and investments by security type as of September 30, 2014 and December 31, 2013. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$41,853	$—	$—	$41,853
Commercial paper	72,346	—	—	72,346
Corporate bonds	155,078	101	(81)	155,098
U.S. Treasury and government sponsored enterprises	12,105	105	—	12,210
Municipal bonds	8,229	7	—	8,236
Total investments	$289,611	$213	$(81)	$289,743

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$24,813	$—	$—	$24,813
Commercial paper	94,682	—	—	94,682
Corporate bonds	239,937	190	(55)	240,072
U.S. Treasury and government sponsored enterprises	44,284	102	—	44,386
Municipal bonds	6,005	8		6,013
Total investments	$409,721	$300	$(55)	$409,966
There were no realized gains or losses on the sales of investments during the nine months ended September 30, 2014 and 2013.
All of our investments are subject to a quarterly impairment review. During the nine months ended September 30, 2014 and 2013, we did not record any other-than-temporary impairment charges on our available-for-sale securities. As of September 30, 2014, there were 35 investments in an unrealized loss position with an aggregate fair value $64.6 million. The investments in an unrealized loss position consist solely of corporate bonds. All of our investments in an unrealized loss position have been so for less than one year and the unrealized losses were not attributed to credit risk, but rather associated with the changes in interest rates. Based on the scheduled maturities of our investments, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The following summarizes the fair value of securities classified as available-for-sale by contractual maturity as of September 30, 2014 (in thousands):

	Mature within One Year	After One Year through Two Years	Fair Value
Money market funds	$41,853	$—	$41,853
Commercial paper	72,346	—	72,346
Corporate bonds	133,306	21,792	155,098
U.S. Treasury and government sponsored enterprises	12,210	—	12,210
Municipal bonds	8,236	—	8,236
Total investments	$267,951	$21,792	$289,743
Cash is excluded from the table above. The classification of certain compensating balances and restricted investments are dependent upon the term of the underlying restriction on the asset and not the maturity date of the investment. Therefore, certain long-term investments and long-term restricted cash and investments have contractual maturities within one year.
NOTE 4. INVENTORY
Inventory consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$787	$529
Work in process	2,501	2,280
Finished goods	588	81
Total	$3,876	$2,890
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

NOTE 5. DEBT
The amortized carrying amount of our debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Convertible Senior Subordinated Notes due 2019	$177,962	$165,296
Secured Convertible Notes due 2015	96,496	99,851
Silicon Valley Bank term loan	80,000	80,000
Silicon Valley Bank line of credit	757	2,090
Total debt	355,215	347,237
Less: current portion	(97,253)	(11,762)
Long-term debt	$257,962	$335,475
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
Convertible Senior Subordinated Notes due 2019
In August 2012, we issued and sold $287.5 million aggregate principal amount of the 2019 Notes. As of September 30, 2014, the entire principal balance remains outstanding. The following is a summary of the liability component of the 2019 Notes (in thousands):

	September 30, 2014	December 31, 2013
Net carrying amount of the liability component	$177,962	$165,296
Unamortized discount of the liability component	109,538	122,204
Face amount of the 2019 Notes	$287,500	$287,500
The debt discount and debt issuance costs will be amortized as interest expense through August 2019. The following is a summary of interest expense for the 2019 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stated coupon interest	$3,055	$3,055	$9,198	$9,164
Amortization of debt discount and debt issuance costs	4,502	4,097	13,194	12,007
Total interest expense	$7,557	$7,152	$22,392	$21,171
The balance of unamortized fees and costs was $3.4 million and $4.0 million as of September 30, 2014 and December 31, 2013, respectively, which is included in Other assets on the accompanying Consolidated Balance Sheets.
Secured Convertible Notes due June 2015
In June 2010, we entered into a note purchase agreement with entities affiliated with Deerfield Management Company, L.P. (“Deerfield”), pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million in principal amount of the Deerfield Notes. As of September 30, 2014 and December 31, 2013, the remaining outstanding principal balance on the Deerfield Notes was $104.0 million and $114.0 million, respectively, which, subject to certain limitations, is payable in cash or in stock at our discretion. The following is a summary of interest expense for the Deerfield Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stated coupon interest	$1,512	$1,513	$4,487	$4,488
Amortization of debt discount and debt issuance costs	3,005	2,555	8,631	7,438
Total interest expense	$4,517	$4,068	$13,118	$11,926

The balance of unamortized fees and costs was $2.1 million and $1.4 million as of September 30, 2014 and December 31, 2013, respectively, which is included in Other assets on the accompanying Consolidated Balance Sheets.
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
Warrants
On January 22, 2014, in connection with the amendment to the note purchase agreement to provide us with the Extension Option, we issued to the New Deerfield Purchasers the 2014 Deerfield Warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $9.70 per share. If we exercise the Extension Option, the term of the 2014 Deerfield Warrants will be extended by two years and the exercise price will be reset to the lower of (i) the existing exercise price and (ii) 120% of the volume weighted average price of our common stock for the ten trading days immediately following the date of such extension election. Due to the potential increase in term and decrease of the exercise price, the 2014 Deerfield Warrants were recorded as a liability which is included in Other long-term liabilities. The 2014 Deerfield Warrants are recorded at fair value, on a recurring basis, which was $0.8 million and $2.8 million as of September 30, 2014 and January 22, 2014, respectively. We recorded an unrealized gain on the warrants of $0.1 million and $1.9 million during the three and nine months ended September 30, 2014, respectively, which is included in Interest income and other, net. See “Note 7 - Fair Value Measurements” for more information on the valuation of these warrants.
At September 30, 2014, the following warrants to purchase common stock were outstanding and exercisable:

Date Issued	Exercise Price per Share	Expiration Date	Number of Shares
January 22, 2014	$9.70	January 22, 2016	1,000,000
The warrants are participating securities. The warrant holders do not have a contractual obligation to share in our losses.

NOTE 7. FAIR VALUE MEASUREMENTS
The following table sets forth the fair value of our financial assets and liabilities that were measured and recorded on a recurring basis as of September 30, 2014 and December 31, 2013. We did not have any financial liabilities that were measured and recorded on a recurring basis or Level 3 investments as of December 31, 2013. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$41,853	$—	$—	$41,853
Commercial paper	—	72,346	—	72,346
Corporate bonds	—	155,098	—	155,098
U.S. Treasury and government sponsored enterprises	—	12,210	—	12,210
Municipal bonds	—	8,236	—	8,236
Total financial assets	$41,853	$247,890	$—	$289,743
Financial liabilities:
Warrants	$—	$—	$846	$846
Total financial liabilities	$—	$—	$846	$846

	December 31, 2013
	Level 1	Level 2	Total
Money market funds	$24,813	$—	$24,813
Commercial paper	—	94,682	94,682
Corporate bonds	—	240,072	240,072
U.S. Treasury and government sponsored enterprises	—	44,386	44,386
Municipal bonds	—	6,013	6,013
Total financial assets	$24,813	$385,153	$409,966
There were no transfers between any of the fair value hierarchies, as determined at the end of each reporting period.
The estimated fair values of our financial instruments that are carried at amortized cost for which it is practicable to determine a fair value were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Notes	$177,962	$159,850	$165,296	$339,883
Silicon Valley Bank term loan	$80,000	$79,958	$80,000	$79,946
Silicon Valley Bank line of credit	$757	$757	$2,090	$2,090
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

•
The 2014 Deerfield Warrants are valued using a Monte Carlo simulation model. The expected life is based on the contractual terms of the 2014 Deerfield Warrants, and in certain simulations, assumes the two year extension that would result from our exercise of the Extension Option; as of September 30, 2014, we have estimated that is it probable that we will exercise this two-year extension. We consider implied volatility as well as our historical volatility in developing our estimate of expected volatility. The fair value of the 2014 Deerfield Warrants were estimated using the following assumptions, which, except for risk-free interest rate, are Level 3 inputs (dollars in thousands):

	September 30, 2014	January 22, 2014 (issuance date)
Fair value of warrants	$846	$2,762
Risk-free interest rate	0.99%	0.95%
Dividend yield	—%	—%
Volatility	95%	57%
Average expected life	3.3 years	3.2 years
NOTE 8. STOCK-BASED COMPENSATION
We recorded and allocated employee stock-based compensation expenses for our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development expense	$112	$1,415	$3,148	$4,326
Selling, general and administrative expense	624	1,478	5,328	4,115
Restructuring-related stock-based compensation (recovery) expense	(22)	—	(22)	49
Total employee stock-based compensation expense	$714	$2,893	$8,454	$8,490
We use the Black-Scholes option pricing model to value our stock options. The expected life computation is based on historical, exercise patterns and post-vesting termination behavior. We considered implied volatility as well as our historical volatility in developing our estimate of expected volatility. The fair value of employee stock option awards and ESPP purchases was estimated using the following assumptions and weighted average fair values:

	Stock Options
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average grant-date fair value	$1.19	$2.99	$1.47	$2.92
Risk-free interest rate	1.83%	1.57%	1.81%	1.47%
Dividend yield	—%	—%	—%	—%
Volatility	86%	60%	85%	60%
Expected life	5.5 years	5.6 years	5.5 years	5.6 years

	Employee Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average grant-date fair value	$1.21	$1.74	$1.35	$1.66
Risk-free interest rate	0.05%	0.08%	0.06%	0.12%
Dividend yield	—%	—%	—%	—%
Volatility	68%	67%	66%	67%
Expected life	6 months	6 months	6 months	6 months
Of the stock options outstanding as of September 30, 2014, options with respect to 11,359,106 shares were granted subject to performance objectives tied to the achievement of goals set by the Compensation Committee of our Board of Directors and will vest in full or in part based on achievement of such goals. We do not record any stock-based compensation expense for stock options with performance objectives for which the achievement of the goals is not considered probable; as of September 30, 2014, the grant date fair value of awards outstanding for which we have determined that it is not probable that we will achieve the goals was $19.0 million. As a consequence of the failure of COMET-1, we determined that achievement of certain performance objectives previously considered to be probable were no longer probable; as a result, during the three months ended September 30, 2014, we reversed $2.1 million of previously recorded stock-based compensation expense in connection with such awards and cancelled 692,896 stock options with performance objectives which could no longer be achieved; if COMET-2 meets its primary endpoint, we will record $1.1 million in stock-based compensation for those stock options in the period those trial results are determined.
A summary of all stock option activity for the nine months ended September 30, 2014 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	23,983,275	$6.48
Granted	9,653,615	$2.13
Exercised	(19,090)	$6.28
Forfeited	(882,864)	$5.53
Expired	(669,778)	$7.31
Options outstanding at September 30, 2014	32,065,158	$5.18	4.81 years	$—
Exercisable September 30, 2014	15,478,788	$6.93	3.21 years	$—
As of September 30, 2014, $28.3 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 2.70 years.
A summary of all restricted stock unit (“RSU”) activity for the nine months ended September 30, 2014 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Awards outstanding at December 31, 2013	1,810,521	$5.56
Awarded	64,637	$5.11
Released	(114,704)	$6.68
Forfeited	(98,073)	$5.44
Awards outstanding at September 30, 2014	1,662,381	$5.48	2.72 years	$2,593
As of September 30, 2014, $2.0 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 2.72 years.

NOTE 9. NET LOSS PER SHARE
The following table sets forth a reconciliation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(62,560)	$(67,124)	$(210,589)	$(174,014)
Denominator:
Shares used in computing basic and diluted net loss per share	195,126	184,149	193,855	183,957
Net loss per share, basic and diluted	$(0.32)	$(0.36)	$(1.09)	$(0.95)
The following table sets forth outstanding potentially dilutive shares of common stock that are not included in the computation of diluted net loss per share because, to do so would be anti-dilutive (in thousands):

	September 30
	2014	2013
Convertible debt	75,734	54,123
Outstanding stock options, unvested RSUs and ESPP contributions	34,243	25,694
Warrants	1,000	1,441
Total potentially dilutive shares	110,977	81,258
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
Trade and other receivables are unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception. As of September 30, 2014, 74% of our trade and other receivables are with the specialty pharmacy that sells COMETRIQ in the United States and 15% are with our European distribution partner. Both of these customers pay promptly and within their respective payment terms. All of our long-lived assets are located in the United States.
We have operations primarily in the United States, while some of our collaboration partners have headquarters outside of the United States and some of our clinical trials for cabozantinib are conducted outside of the United States. During the second quarter of 2013, we initiated a Named Patient Use (“NPU”) program through our distribution partner, Swedish Orphan Biovitrum (“Sobi”), to support the distribution and commercialization of COMETRIQ for metastatic MTC primarily in the European Union and potentially other countries. In March 2014, the European Commission approved cabozantinib for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC, also under the brand name COMETRIQ. In June 2014, we began selling COMETRIQ to Sobi in preparation for commercial sales in certain countries in the European Union. The following table shows the percentage of revenues earned in the United States and the European Union.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Percentage of revenues earned in the United States	108%	87%	100%	96%
Percentage of revenues earned in the European Union	(8)%	13%	—%	4%
Net product revenues in the European Union for the three months ended September 30, 2014 included a $1.8 million reduction to revenue for a project management fee payable to our European distributor upon their achievement of a cumulative revenue goal. As a result, for the three months ended September 30, 2014 discounts and allowances exceeded gross revenues for the European Union causing the percentage of revenues earned in the United States to exceed 100% during the period.

The following table sets forth the percentage of revenues recognized under our collaboration agreements and product sales to the specialty pharmacy that represent 10% or more of total revenues during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Collaboration agreement:
Bristol-Myers Squibb	—%	13%	—%	60%
Product sales:
Diplomat Specialty Pharmacy	108%	74%	100%	36%
NOTE 11. DISPOSITION OF ARTEMIS PHARMACEUTICALS
In November 2007, we entered into a share sale and transfer agreement with Taconic Farms, Inc., (“Taconic”), pursuant to which Taconic acquired from us, 80.1% of the outstanding share capital in our wholly-owned subsidiary, Artemis Pharmaceuticals GmbH (“Artemis”). In September 2011, we exercised our right to sell our remaining 19.9% interest in Artemis to Taconic.
In September 2014, we received an $0.8 million purchase price adjustment resulting from the resolution of contingencies from the September 2011 sale of our remaining interest in Artemis to Taconic. This $0.8 million gain on sale of a business is included in interest income and other, net on our Condensed Consolidated Statements of Operations.

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
We are focusing our development and commercialization efforts primarily on cabozantinib. We are evaluating cabozantinib in a broad development program comprising over forty-five clinical trials, including three ongoing phase 3 pivotal trials across multiple indications, with particular focus on our phase 3 pivotal trials in metastatic renal cell carcinoma, or RCC, and advanced hepatocellular carcinoma, or HCC. Enrollment in METEOR, our phase 3 pivotal trial in metastatic RCC is nearly complete and we expect top-line results for the trial’s primary endpoint, progression-free survival, or PFS, in the second quarter of 2015. We expect top-line results from CELESTIAL, our phase 3 pivotal trial in advanced HCC, in 2017.
On September 1, 2014, we reported top-line results from COMET-1, one of our two phase 3 pivotal trials of cabozantinib in metastatic castration-resistant prostate cancer, or CRPC. The trial did not meet its primary endpoint of demonstrating a statistically significant increase in overall survival for patients treated with cabozantinib as compared to prednisone. As a result of the outcome of COMET-1, we deprioritized the development of cabozantinib in metastatic CRPC and on September 2, 2014, initiated a restructuring plan, or the 2014 Restructuring, to enable us to focus our financial resources on the phase 3 pivotal trials of cabozantinib in metastatic RCC and advanced HCC. We continue to expect top-line results in 2014 from COMET-2, our second phase 3 pivotal trial of cabozantinib in metastatic CRPC, and based upon the totality of the data from the COMET program, we will discuss with regulatory authorities the potential regulatory path, if any, of cabozantinib in metastatic CRPC.
On November 4, 2014, we reported the overall survival (OS) results, a secondary endpoint in EXAM, our phase 3 pivotal trial of cabozantinib in progressive, metastatic medullary thyroid cancer, or MTC. Results were generally consistent with those observed in an earlier interim analysis conducted in 2012, and did not reach statistical significance. We will submit the final results for publication at an upcoming scientific forum, and to regulatory authorities to satisfy post-marketing commitments.
Cabozantinib was approved by the United States Food and Drug Administration, or FDA, on November 29, 2012 for the treatment of progressive, metastatic MTC in the United States under the brand name COMETRIQ(R). COMETRIQ became commercially available in the United States in late January 2013. In March 2014, the European Commission approved cabozantinib for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC, also under the brand name COMETRIQ. The European Commission granted conditional marketing authorization following a positive opinion from the European Committee for Medicinal Products for Human Use, or CHMP, issued in December 2013.
We believe cabozantinib has the potential to be a broadly-active and differentiated anti-cancer agent that can make a meaningful difference in the lives of patients. Our objective is to develop cabozantinib into a significant oncology franchise, and we believe that the initial regulatory approvals of COMETRIQ for MTC provide us with the opportunity to establish a commercial presence to further this objective.
Our second oncology asset, cobimetinib, is being evaluated by Genentech in a broad development program, including coBRIM, a phase 3 pivotal trial evaluating cobimetinib in combination with vemurafenib in previously untreated patients with unresectable locally advanced or metastatic melanoma harboring a BRAFV600 mutation. On September 29, 2014, positive results from this trial were reported at the European Society for Medical Oncology, or ESMO, 2014 Congress. The trial met its primary endpoint of demonstrating a statistically significant increase in investigator-determined progression-free survival, or PFS. Roche has completed the Marketing Authorization Application, or MAA, for the combination of cobimetinib and vemurafenib in the European Union. In the United States, cobimetinib has received Fast Track Designation from the FDA, and Genentech expects to complete its New Drug Application, or NDA, filing for the combination before the end of this year.
Our Strategy
We believe that the available clinical data demonstrate that cabozantinib has the potential to be a broadly active anti-cancer agent, and our objective is to build cabozantinib into a significant oncology franchise. The initial regulatory approvals of COMETRIQ for MTC in the United States and European Union provide a niche market opportunity that allows us to gain commercialization experience while providing a solid foundation for potential expansion into larger cancer indications.
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
Beyond our efforts regarding cabozantinib, under the terms of our various collaboration agreements, we are working with our corporate partners to realize the potential value of the compounds and programs we have out-licensed to them. Most notable of these is cobimetinib, which is being evaluated by Genentech in a broad development program, including a phase 3 pivotal trial which has recently yielded positive top-line results. In the aggregate, these partnered compounds could potentially be of significant value to us if their development progresses successfully.
Collaborations

We have established a collaboration with Genentech for cobimetinib and other collaborations with leading pharmaceutical companies, including Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Sanofi, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo Company Limited, or Daiichi Sankyo, for compounds and programs in our portfolio. Pursuant to these collaborations, we have fully out-licensed compounds or programs to a partner for further development and commercialization, although in the case of cobimetinib, if the compound is commercialized, we may provide up to 25% of the total sales force for cobimetinib in the United States, under the terms of our co-development agreement with Genentech. We have no further development cost obligations under our collaborations and may be entitled to receive milestones and royalties, or in the case of cobimetinib, a share of profits (or losses) from commercialization.
With respect to our partnered compounds, other than cobimetinib, we are eligible to receive potential contingent payments totaling approximately $2.3 billion in the aggregate on a non-risk adjusted basis, of which 10% are related to clinical development milestones, 42% are related to regulatory milestones and 48% are related to commercial milestones, all to be achieved by the various licensees.
Our collaboration with Genentech for cobimetinib continues to be of increasing importance to us in 2014 as cobimetinib is our most advanced partnered compound in development and has the greatest near-term commercial potential. On September 29, 2014, positive results for coBRIM, a phase 3 pivotal trial evaluating cobimetinib in combination with vemurafenib in previously untreated patients with unresectable locally advanced or metastatic melanoma harboring a BRAFV600 mutation were reported at the ESMO 2014 Congress. The trial met its primary endpoint of demonstrating a statistically significant increase in investigator-determined PFS. Roche has completed the MAA for the combination of cobimetinib and vemurafenib in the European Union. In the United States, cobimetinib has received Fast Track Designation from the FDA, and Genentech expects to complete its NDA filing for the combination before the end of this year.
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
Under the terms of our co-development agreement with Genentech for cobimetinib, we are entitled to an initial equal share of U.S. profits and losses for cobimetinib, which will decrease as sales increase, and will share equally in the U.S. marketing and commercialization costs. The profit share has multiple tiers: we are entitled to 50% of profits from the first $200 million of U.S. actual sales, decreasing to 30% of profits from U.S. actual sales in excess of $400 million. We are entitled to low double-digit royalties on ex-U.S. net sales. In November 2013, we exercised an option under the co-development agreement to co-promote in the United States. As a result of exercising our option to co-promote, we may provide up to 25% of the total sales force for cobimetinib in the United States if commercialized, and will call on customers and otherwise engage in promotional activities using that sales force, consistent with the terms of the co-development agreement and a co-promotion agreement to be entered into by the parties.
In April 2014, we received a notice from GlaxoSmithKline of its intent to terminate the development of foretinib and to return it to us pursuant to the terms and conditions of the product development and commercialization agreement between the parties. We continue to work with GlaxoSmithKline on the transition of the program, which we expect will be completed in the fourth quarter of 2014. It is contemplated that in connection with the return of foretinib, the product development and commercialization agreement will terminate, although GlaxoSmithKline will continue to be entitled to a 3% royalty on net sales of any product incorporating cabozantinib, including COMETRIQ, and a 4% royalty on net sales of any product incorporating foretinib.
Business Highlights for the Three Months Ended September 30, 2014 and Recent Developments

Top-Line Results for COMET-1, Exelixis’ Phase 3 Pivotal Trial of Cabozantinib in Patients with Metastatic Castration-Resistant Prostate Cancer
On September 1, 2014, we announced top-line results from the final analysis of COMET-1, our phase 3 pivotal trial of cabozantinib in men with metastatic CRPC whose disease progressed after treatment with docetaxel as well as abiraterone and/or enzalutamide. The trial did not meet its primary endpoint of demonstrating a statistically significant increase in overall survival, or OS, for patients treated with cabozantinib as compared to prednisone. The median OS for the cabozantinib arm of the trial was 11.0 months versus 9.8 months for the prednisone arm (hazard ratio [HR] 0.90; 95% confidence interval 0.76 - 1.06; p value 0.212). The COMET-1 results are the subject of ongoing analyses. We plan to submit additional data, including secondary and exploratory endpoints, for presentation at a future medical conference. Besides OS, the exploratory endpoint of progression-free survival, or PFS, as assessed by the investigators is the only time-to-event-based endpoint for which data currently are available. Median PFS was 5.5 months for the cabozantinib arm of the trial versus 2.8 months for the prednisone arm (hazard ratio 0.50; 95% confidence interval 0.42 - 0.60; p value <0.0001). Safety data were consistent with those observed in earlier-stage trials of cabozantinib in metastatic CRPC.

Initiation of Restructuring Plan

On September 2, 2014, we initiated the 2014 Restructuring to reduce our workforce and made personnel reductions across our entire organization. As a result of the 2014 Restructuring, we currently expect our workforce to reduce by approximately 65%, or approximately 150 employees, resulting in approximately 80 remaining employees. Personnel reductions were made across our entire organization. The 2014 Restructuring is a consequence of the failure of COMET-1 to meet its primary endpoint of demonstrating a statistically significant increase in OS for patients treated with cabozantinib as compared to prednisone. The principal objective of the 2014 Restructuring is to enable us to focus our financial resources on the phase 3 pivotal trials of cabozantinib in metastatic RCC and advanced HCC, for which we expect top-line results in the second quarter of 2015 and 2017, respectively. See “--Certain Factors Important to Understanding Our Financial Condition and Results of Operations - Restructuring,” for additional information related to the 2014 Restructuring.

Appointment of Senior Vice President and Chief Financial Officer

On September 19, 2014, we promoted Deborah Burke to the position of Senior Vice President and Chief Financial Officer from her previous position of Vice President and Interim Chief Financial Officer.

Positive Results for Phase 3 Pivotal Trial of Cobimetinib in Combination with Vemurafenib in Patients with BRAFV600 Mutation-Positive Advanced Melanoma
On September 29, 2014, positive results for coBRIM, a phase 3 pivotal trial evaluating cobimetinib in combination with vemurafenib in previously untreated patients with unresectable locally advanced or metastatic melanoma harboring a BRAFV600 mutation were reported at the ESMO 2014 Congress. The trial met its primary endpoint of demonstrating a statistically significant increase in investigator-determined PFS. The median PFS was 9.9 months for the combination of cobimetinib and vemurafenib versus 6.2 months for vemurafenib alone (HR=0.51, 95 percent CI 0.39-0.68; p<0.0001), demonstrating the combination reduced the risk of the disease worsening by half (49 percent). The median PFS by independent review committee, a secondary endpoint, was 11.3 months for the combination arm compared to 6.0 months for the control arm (HR=0.60, 95 percent CI 0.45-0.79; p=0.0003). Objective response rate, another secondary endpoint, was 68% for the combination versus 45% for vemurafenib alone (p<0.0001). OS data are not yet mature (HR=0.65, 95 percent CI 0.42-1.00; p=0.046), and at the interim analysis the p-value did not cross the prespecified boundary for significance. The safety profile of the combination was consistent with that observed in a previous study. Roche has completed the MAA for the combination of cobimetinib and vemurafenib in the European Union. In the United States, cobimetinib has received Fast Track Designation from the FDA, and Genentech expects to complete its NDA filing for the combination before the end of this year.

Overall Survival Analysis for EXAM, Exelixis’ Phase 3 Pivotal Trial of Cabozantinib in Patients with Metastatic Medullary Thyroid Cancer

EXAM is the phase 3 pivotal trial that served as the basis for the regulatory approval of COMETRIQ to treat progressive, metastatic MTC in the U.S. (November 2012) and EU (March 2014). The primary endpoint of the study is PFS and the previously-reported data from this study demonstrated that treatment with cabozantinib resulted in a 2.8-fold increase in PFS compared with placebo. OS is the secondary endpoint of the trial, and the final analysis required at least 217 events to have occurred. Exelixis has now completed the OS analysis and the estimated median OS for the cabozantinib arm is 26.6 months versus 21.1 months for the placebo arm (HR=0.85; 95 percent CI 0.64-1.12; p=0.2409). These data results were generally consistent with those observed in an earlier interim analysis conducted in 2012, and did not reach statistical significance. The subgroup analysis by RET M918T mutation, a known negative prognostic factor in MTC, revealed a large and statistically significant improvement in OS of 25.4 months with cabozantinib for the RET M918T positive population (HR = 0.60, p=0.0260). We will submit the final results for publication at an upcoming scientific forum, and to regulatory authorities to satisfy post-marketing commitments.

XL888 Late-breaking Oral Presentation at 2014 Society for Melanoma Research Congress

XL888 is a novel, synthetic orally bioavailable HSP90 inhibitor discovered and wholly owned by us. We advanced XL888 through phase 1 testing and then placed the program on hold to allow us to focus our resources on the development of cabozantinib. Based on compelling preclinical data showing that resistance to vemurafenib can arise due to the activity of multiple HSP90 client proteins, investigators at the Moffitt Cancer Center initiated an ongoing phase 1 investigator-sponsored trial evaluating XL888 in combination with vemurafenib in BRAF inhibitor naïve patients with metastatic BRAFV600 mutant melanoma. We were recently notified by the investigators that results from this trial will be the subject of a late-breaking oral presentation at the 2014 Society for Melanoma Research Congress from November 13-16, 2014, in Zurich, Switzerland. Based upon these data, plans are underway by the investigators to initiate a phase 1b triple combination trial evaluating vemurafenib, cobimetinib, and XL888 in a similar patient population.
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
Limited Sources of Revenues
COMETRIQ was approved by the FDA for the treatment of progressive, metastatic MTC in the United States on November 29, 2012. We commercially launched COMETRIQ in the United States in late January 2013. We currently estimate that there are between 500 and 700 first- and second-line progressive, metastatic MTC patients diagnosed each year in the United States who will be eligible for COMETRIQ, and as a result we only expect to generate limited revenues from U.S. sales of COMETRIQ in MTC. Effective July 1, 2014, the wholesale acquisition price for COMETRIQ is $10,915 for a 28-day supply of all dosage strengths. Prior to the approval of COMETRIQ, we had no pharmaceutical product that had received marketing approval, and from the commercial launch through September 30, 2014, we generated $32.8 million in net revenues from the sale of COMETRIQ.

On March 25, 2014, the European Commission approved COMETRIQ for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC. We currently believe that the patient population for the approved MTC indication in the European Union who will be eligible for COMETRIQ is similar to that in the United States, and as a result, we only expect to generate limited revenues from European Union sales of COMETRIQ in MTC. Timelines for securing reimbursement in the individual European Union countries can vary considerably, with some countries taking twelve to eighteen months to approve products for reimbursement. Swedish Orphan Biovitrum, or Sobi, our distribution partner, has initiated commercialization activities for COMETRIQ in the approved MTC indication in the United Kingdom, Germany and the Nordic countries. We are working with Sobi on activities in preparation for the commercial launch of COMETRIQ in the approved MTC indication in other European Union countries. These activities include preparing submissions for securing reimbursement in such countries, undertaking promotional activities to raise awareness of COMETRIQ as a treatment for the approved MTC indication, and preparing the supply chain for distribution of COMETRIQ.
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

Clinical Development and Commercialization of Cabozantinib

Our primary development and commercialization program is focused on cabozantinib, our wholly-owned inhibitor of multiple receptor tyrosine kinases, currently-approved under the brand name COMETRIQ in the United States and the European Union for the treatment of metastatic MTC. However, cabozantinib may fail to show adequate safety or efficacy as an anti-cancer drug in clinical testing in other types of cancer. For example, COMET-1, one of our two phase 3 pivotal trials of cabozantinib in men with metastatic CRPC failed to meet its primary endpoint of demonstrating a statistically significant increase in OS for patients treated with cabozantinib as compared to prednisone. Based on the outcome of COMET-1, we have deprioritized the clinical development of cabozantinib in metastatic CRPC.

Furthermore, predicting the timing of the initiation or completion of clinical trials is difficult, and our trials may be delayed due to many factors, including factors outside of our control. The future development path of cabozantinib depends upon the results of each stage of clinical development. We continue to incur significant expenses for the development of cabozantinib as it advances in clinical development.

The commercial success of COMETRIQ will depend upon the degree of market acceptance of COMETRIQ among physicians, patients, health care payors, and the medical community. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportional compared to the revenues we may be able to generate on sales of COMETRIQ and have an adverse impact on our results of operations. Further, if cabozantinib is approved for the treatment of an indication beyond the approved MTC indication, we expect to incur an increase in commercialization expenses in connection with any such approval.
Liquidity
As of September 30, 2014, we had $293.5 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $4.7 million, respectively, and short- and long-term unrestricted investments of $91.9 million and $84.6 million, respectively. We are required to maintain on deposit with Silicon Valley Bank or one of its affiliates short- and long-term unrestricted investments of $0.8 million and $81.6 million, respectively, pursuant to covenants in our loan and security agreement with Silicon Valley Bank. Taking into account our cost saving measures, including the 2014 Restructuring, and the expected extension of the maturity date of our indebtedness under our note purchase agreement with Deerfield to July 1, 2018 (as described under “-Deerfield Facility”), we anticipate that our current cash and cash equivalents, short- and long-term investments and product revenues will enable us to maintain our operations through the end of 2015. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate.
Our minimum liquidity needs are also determined by financial covenants in our loan and security agreement with Silicon Valley Bank as well as other factors, which are described under “– Liquidity and Capital Resources – Cash Requirements.”
Our ability to raise additional funds may be severely impaired by the results of COMET-1 and if cabozantinib fails to show adequate safety or efficacy in other clinical testing.
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
In connection with the offering of the 2019 Notes, $36.5 million of the proceeds were deposited into an escrow account which contains an amount of permitted securities sufficient to fund, when due, the total aggregate amount of the first six scheduled semi-annual interest payments on the 2019 Notes. As of September 30, 2014, we have used $24.5 million of the amounts held in the escrow account to pay the required semi-annual interest payments. The amounts held in the escrow account as of September 30, 2014 were $12.2 million and are included in short-term restricted cash and investments. We have pledged our interest in the escrow account to the Trustee as security for our obligations under the 2019 Notes.
Deerfield Facility
In June 2010, we entered into a note purchase agreement with Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P., or the Original Deerfield Purchasers, pursuant to which, on July 1, 2010, we sold to the Original Deerfield Purchasers an aggregate of $124.0 million principal amount of our Secured Convertible Notes due July 1, 2015, which we refer to as the Deerfield Notes, for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. As of September 30, 2014 and December 31, 2013, the remaining outstanding principal balance on the Deerfield Notes was $104.0 million and $114.0 million, respectively, which, subject to certain restrictions, is payable in cash or in stock at our discretion. We refer to the Original Deerfield Purchasers and the New Deerfield Purchasers (identified below) collectively as Deerfield.
The outstanding principal amount of the Deerfield Notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. During the nine months ended September 30, 2014 and 2013, total interest expense for the Deerfield Notes was $13.1 million and $11.9 million, respectively, including the stated coupon rate and the amortization of the debt discount and debt issuance costs. The non-cash expense relating to the amortization of the debt discount and debt issuance costs was $8.6 million and $7.4 million, respectively, during those periods. The balance of unamortized fees and costs was $2.1 million and $1.4 million as of September 30, 2014 and December 31, 2013, respectively, which is included in Other assets on the accompanying Consolidated Balance Sheets.

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
On January 22, 2014, the note purchase agreement was further amended to provide us with an option to extend the maturity date of our indebtedness under the note purchase agreement to July 1, 2018. Under the terms of the extension option, which expires on March 31, 2015, we have the right to require Deerfield Partners, L.P. and Deerfield International Master Fund, L.P., or the New Deerfield Purchasers, to acquire $100 million principal amount of the Deerfield Notes and extend the maturity date to July 1, 2018. To exercise the extension option, we must provide a notice of exercise to Deerfield prior to March 31, 2015. If we exercise the extension option, the Deerfield Notes would mature on July 1, 2018 and bear interest on and after July 2, 2015 at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum. We currently expect that we will exercise the extension option in accordance with the notice requirements set forth in the note purchase agreement prior to the expiration of the option on March 31, 2015. Any exercise of the extension option by us will be subject to customary conditions, including, the absence of an event of default by us and the accuracy of certain of our representations and warranties set forth in the note purchase agreement, each as of the exercise date and July 1, 2015.
On July 10, 2014, the parties further amended the note purchase agreement to clarify certain provisions of the note purchase agreement.
In each of January 2014 and 2013, we made mandatory prepayments of $10.0 million on the Deerfield Notes. We will be required to make an additional mandatory prepayment on the Deerfield Notes in 2015 equal to 15% of certain revenues from collaborative arrangements, which we refer to as Development/Commercialization Revenue, received during the prior fiscal year, subject to a maximum prepayment amount of $27.5 million. We have received no such revenue during the nine months ended September 30, 2014. There is no minimum prepayment due in 2015. Our obligation to make annual mandatory prepayments equal to 15% of Development/Commercialization Revenue received by us during the prior fiscal year will apply in each of 2016, 2017 and 2018 if we exercise the extension option. However, we will only be obligated to make any such annual mandatory prepayment after exercise of the extension option if the New Deerfield Purchasers provide notice to us of their election to receive the prepayment. Mandatory prepayments relating to Development/Commercialization Revenue will continue to be subject to a maximum annual prepayment amount of $27.5 million. The definition of “Development/Commercialization Revenue” expressly excludes any sale or distribution of drug or pharmaceutical products in the ordinary course of our business, and any proceeds from any Intellectual Property Sales (as further described below).
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
Loan Agreement with Silicon Valley Bank
On May 22, 2002, we entered into a loan and security agreement with Silicon Valley Bank for an equipment line of credit. On December 21, 2004, December 21, 2006 and December 21, 2007, we amended the loan and security agreement to provide for additional equipment lines of credit and on June 2, 2010, we further amended the loan and security agreement to provide for a new seven-year term loan in the amount of $80.0 million. As of September 30, 2014, the combined outstanding principal balance due under the lines of credit and term loan was $80.8 million, compared to $82.1 million as of December 31, 2013. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We are required to repay any advances under an equipment line of credit in 48 equal monthly payments of principal and interest. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. We have the option to prepay without penalty any advance under an equipment line of credit other than advances under a single equipment line of credit, which has a 1.0% prepayment penalty, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment. In accordance with the terms of the loan and security agreement, we are required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement (although we are entitled to retain income earned or the amounts maintained in such accounts). Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.0%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement.

Restructuring

On September 2, 2014, we initiated the 2014 Restructuring to reduce our workforce and made personnel reductions across our entire organization. As a result of the 2014 Restructuring, we currently expect our workforce to reduce by approximately 65%, or approximately 150 employees, resulting in approximately 80 remaining employees. The 2014 Restructuring is a consequence of the failure of COMET-1, one of our two phase 3 pivotal trials of cabozantinib in metastatic CRPC, to meet its primary endpoint of demonstrating a statistically significant increase in overall survival for patients treated with cabozantinib as compared to prednisone. The principal objective of the 2014 Restructuring is to enable us to focus our financial resources on the phase 3 pivotal trials of cabozantinib in metastatic RCC and advanced HCC, for which we expect top-line results in the second quarter of 2015 and 2017, respectively.

We expect to record an aggregate restructuring charge related to one-time termination benefits in the range of $6 million to $7 million, of which approximately 95% is expected in 2014 and the remainder is expected in the first quarter of 2015. We expect to incur additional charges as a result of the 2014 Restructuring, including facility-related charges, property and equipment write-downs and other charges, and expect to record the majority of these expenses during fiscal year 2014 as they become determinable and as we exit certain facilities. Except for employee severance and other benefits, we are currently unable to estimate the total amount or range of amounts expected to be incurred in connection with the 2014 Restructuring for each major type of cost or in the aggregate.

For the three months ended September 30, 2014, we incurred cash expenditures of $2.4 million paid to employees terminated under the 2014 Restructuring and expect to incur additional cash expenditures of approximately $13 million, of which approximately $11 million is expected in the fourth quarter of 2014 and the remainder is expected in the first quarter of 2015. These cash expenditures consist of: (i) salary and benefits to be paid to terminated employees during the period beginning on the implementation date of the 2014 Restructuring and ending on November 3, 2014, which reflects the 60-day notice period required under the federal Worker Adjustment and Retraining Notification Act, or the WARN Period; and (ii) payments for cash severance, accrued vacation, outplacement services, and other benefits expected to paid to terminated employees upon the employees’ termination dates, which commenced on November 3, 2014. Salary and benefits paid to terminated employees during the WARN Period and accrued vacation are recorded as operating expenses.
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
Other than the addition of warrant valuation, there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2014, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Warrant Valuation
Our estimate of the fair value of the 2014 Deerfield Warrants requires us to determine the appropriate fair value model and a number of complex and subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the warrant. The estimated fair value of the warrant is derived from its potential for appreciation. The more volatile the stock, the more valuable the warrant becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected term of the warrant also has a significant effect on the estimated fair value of the warrant. The longer the term, the more time the warrant holder has to allow the stock price to increase without a cash investment and thus, the more valuable the warrant. Further, lengthier warrant terms provide more opportunity to exploit market highs. Based on the terms of the warrant and evidence of warrant holder activity, we estimate the expected term of the warrant to be equal to the underlying contractual term. We are also required to estimate the likelihood of a two year extension that would result from our exercise of the extension option; as of September 30, 2014, we have estimated that is it probable that we will exercise this two-year extension. We remeasure this warrant liability at each reporting date and review our valuation assumptions at each respective valuation date. The assumptions used in calculating the estimated fair value of the warrant represents management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our warrant valuation could be materially different in the future.
Fiscal Year Convention
Exelixis adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2013, a 52-week year, ended on December 27, 2013, and fiscal year 2014, a 53-week year, will end on January 2, 2015. For convenience, references in this report as of and for the fiscal periods ended September 26, 2014 and September 27, 2013, and as of the fiscal year ended December 27, 2013, are indicated as ended September 30, 2014, September 30, 2013, and December 31, 2013, respectively.
Results of Operations
Revenues
Total revenues by category were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross product revenues	$8,616	$4,984	$20,761	$11,183
Discounts and allowances	(2,325)	(213)	(3,003)	(513)
Net product revenues	6,291	4,771	17,758	10,670
License revenues (1)	—	358	—	8,380
Contract revenues (2)	—	337	—	7,941
Total revenues	$6,291	$5,466	$17,758	$26,991
Dollar change	$825		$(9,233)
Percentage change	15%		(34)%
____________________

(1)	Includes amortization of upfront payments.

(2)	Includes contingent and milestone payments.
Product revenues relate to the sale of COMETRIQ. The increase in gross product revenues reflects the continued ramp up in sales of COMETRIQ following its commercial launch in the United States in January 2013. We estimate our net product revenues by deducting discounts and allowances from our gross product revenues. Discounts and allowances for domestic sales include (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, and (c) estimated costs of patient assistance programs. Discounts and allowances for foreign sales for both the three and nine months ended September 30, 2014 included a portion of a one-time project management fee payable to our European distribution partner upon their achievement of a cumulative revenue goal; no such fee was recognized during the comparable periods in 2013. During the three months ended September 30, 2014, we determined that the achievement of the revenue goal was probable and therefore we recorded $1.8 million of the project management fee. $1.0 million of the $1.8 million we recorded represents amounts that would have been previously recorded had the cumulative revenue goal been determined to be probable in those periods. We expect to recognize the remaining $0.6 million of the one-time project management fee which totals $2.4 million during the three months ended December 31, 2014.
The decrease in license and contract revenue reflects our full recognition of all revenues from our collaboration agreements with Bristol-Myers Squibb in 2013.

Total revenues by customer were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Diplomat Specialty Pharmacy	$6,791	$4,034	$17,742	$9,657
Others (1)	(500)	737	16	1,013
Bristol-Myers Squibb	—	695	—	16,321
Total revenues	$6,291	$5,466	$17,758	$26,991
Dollar change	$825		$(9,233)
Percentage change	15%		(34)%

(1)
Revenues for others for the three months ended September 30, 2014 are net of a $1.8 million project management fee payable to our European distribution partner. $1.0 million of the $1.8 million we recorded represents amounts that would have been previously recorded had the cumulative revenue goal been determined to be probable in those periods.

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
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of goods sold	$573	$290	$1,359	$855
Gross margin	91%	94%	92%	92%

The increase in the cost of goods sold for the three and nine months ended September 30, 2014, as compared to the comparable periods in 2013, was a result of increased sales of COMETRIQ. The decrease in the gross margin for the three and nine months ended September 30, 2014, as compared to the comparable periods in 2013, was a result of a project management fee payable to our European distribution partner upon their anticipated achievement in 2014 of a cumulative revenue goal. The cost of goods sold and gross margin we have experienced in this early stage of our product launch may not be representative of what we may experience going forward.
Research and Development Expenses
Total research and development expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development expenses	$43,628	$47,354	$149,451	$129,166
Dollar change	$(3,726)		$20,285
Percentage change	(8)%		16%
Research and development expenses consist primarily of clinical trial expenses, personnel expenses, allocation of general corporate costs, consulting and outside services, temporary personnel expenses and stock-based compensation.
The decrease in research and development expenses for the three months ended September 30, 2014, as compared to the comparable period in 2013, was primarily related to a $2.0 million reversal of accrued employee bonuses and a $1.0 million reversal of stock-based compensation recognized in prior periods on stock options granted subject to performance objectives, both as consequence of the failure of COMET-1; if COMET-2 meets its primary endpoint, we will record $0.5 million in stock-based compensation for those stock options in the period those trial results are determined. In addition, there was a $0.6 million, or 2%, net decrease in clinical trial costs, which includes services performed by third-party contract research organizations and other vendors who support our clinical trials. The decrease in clinical trial costs was predominantly due to decreases in costs related to COMET-1 which was offset in part by increases in costs related to METEOR, our phase 3 pivotal trial in metastatic RCC, and CELESTIAL, our phase 3 pivotal trial in advanced HCC. There were also increases in temporary personnel expenses of $1.0 million for the three months ended September 30, 2014, as compared to the comparable period in 2013, primarily to support clinical trial activities.
The increase in research and development expenses for the nine months ended September 30, 2014, as compared to the comparable period in 2013, was predominantly driven by an increase in clinical trial costs. The increase in clinical trial costs was $15.9 million, or 22%, for the nine months ended September 30, 2014 as compared to the comparable period in 2013. The increase in clinical trial costs related predominantly to clinical trial activities for METEOR, CELESTIAL and a new phase 2 trial of cabozantinib. The increases in costs for those trials was partially offset by lower clinical trial expenses for COMET-1 and as a result of the continued wind down of various other studies for cabozantinib, most notably our randomized discontinuation trial and EXAM, our phase 3 pivotal trial in MTC.
There were additional increases in research and development expenses for the nine months ended September 30, 2014 related to temporary personnel expenses, consulting and outside services and personnel expenses, which were partially offset by a decrease in stock-based compensation. Temporary personnel expenses increased by $3.4 million for the nine months ended September 30, 2014 as compared to the comparable period in 2013 primarily due to increased clinical trial activities. Consulting and outside services increased by $2.2 million for the nine months ended September 30, 2014, as compared to the comparable period in 2013 primarily as a result of the engagement of additional medical science liaisons required to support our increased clinical trial activities. Personnel expenses increased by $1.0 million for the nine months ended September 30, 2014 as compared to the comparable period in 2013 primarily due to hiring undertaken as a result of increased clinical trial activities, as well as wage increases; those increases were partially offset by the elimination of employee bonus accruals as a consequence of the failure of COMET-1. Stock-based compensation decreased by $1.2 million for the nine months ended September 30, 2014 as compared to the comparable period in 2013 due to the reversal of compensation recognized in prior periods on stock options granted subject to performance objectives.
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
We expect to continue to incur significant development costs for cabozantinib in future periods as we evaluate its potential in a broad development program comprising over forty-five clinical trials, including three ongoing phase 3 pivotal trials across multiple indications, with particular focus on our phase 3 pivotal trials in metastatic RCC and advanced HCC. In addition, postmarketing commitments in connection with the approvals of COMETRIQ in MTC dictate that we conduct additional studies in that indication. However, we expect our research and development expenses to decrease for the near term relative to prior periods as a result of our cost-saving initiatives, including, the 2014 Restructuring. It is difficult to predict the magnitude of our research and development expenses for the longer term, as such expenses will be dependent on the outcome of our ongoing phase 3 clinical trials.
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

Selling, General and Administrative Expenses
Total selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Selling, general and administrative expenses	$9,906	$13,598	$41,063	$37,323
Dollar change	$(3,692)		$3,740
Percentage change	(27)%		10%
Selling, general and administrative expenses consist primarily of personnel expenses, consulting and outside services, facility costs, employee stock-based compensation expense, marketing and patent costs.
The decrease in selling, general and administrative expenses for the three months ended September 30, 2014, as compared to the comparable period in 2013, was primarily related to legal costs, and the reversal of accrued employee bonuses and stock-based compensation. Legal costs decreased by $2.3 million for the three months ended September 30, 2014 as compared to the comparable period in 2013, primarily due to decreases in activities related to patent filings and defense. During the three months ended September 30, 2014 we recorded a $1.2 million reversal of accrued employee bonuses, and the reversal of $1.1 million in stock-based compensation recognized in prior periods on stock options granted subject to performance objectives, both as a result of the outcome of COMET-1; if COMET-2 meets its primary endpoint, we will record $0.4 million in stock-based compensation for those stock options in the period those trial results are determined. Those decreases were partially offset by increased personnel expenses, the majority of which is connected with the expansion of the company’s U.S. sales force, and marketing expenses, including an increase in pre-commercial preparation expenses for cobimetinib under our collaboration agreement with Genentech.
The increase in selling, general and administrative expenses for the nine months ended September 30, 2014, as compared to the comparable period in 2013, related to personnel expenses, marketing expenses and stock-based compensation. Personnel expenses increased by $3.4 million for the nine months ended September 30, 2014 as compared to the comparable period in 2013, the majority of which is connected with the expansion of our U.S. sales force; that increase was partially offset by the elimination of employee bonus accruals as consequence of the failure of COMET-1. Marketing expenses increased by $1.7 million for the nine months ended September 30, 2014 as compared to the comparable period in 2013, which relates primarily to an increase in pre-commercial preparation expenses for cobimetinib under our collaboration agreement with Genentech. Stock-based compensation increased by $1.2 million for the nine months ended September 30, 2014 as compared to the comparable period in 2013, primarily due to stock option grants to members of our Board of Directors and two separation agreements; those increases were partially offset by the reversal of compensation recognized in prior periods on stock options granted subject to performance objectives.
We expect our selling, general and administrative expenses to decrease for the near term relative to prior periods as a result of our cost-saving initiatives, including, the 2014 Restructuring. We are unable to predict the magnitude of our selling, general and administrative expenses for the longer term, as such expenses will be dependent on the outcome of our ongoing phase 3 clinical trials.
Restructuring Charge
On September 2, 2014, we initiated the 2014 Restructuring to reduce our workforce and made personnel reductions across our entire organization. As a result of the 2014 Restructuring, we currently expect our workforce to reduce by approximately 65%, or approximately 150 employees, resulting in approximately 80 remaining employees. The 2014 Restructuring is a consequence of the failure of COMET-1, one of our two phase 3 pivotal trials of cabozantinib in metastatic CRPC, to meet its primary endpoint of demonstrating a statistically significant increase in overall survival for patients treated with cabozantinib as compared to prednisone. The principal objective of the 2014 Restructuring is to enable us to focus our financial resources on the phase 3 pivotal trials of cabozantinib in metastatic RCC and advanced HCC, for which we expect top-line results in the second quarter of 2015 and 2017, respectively.

Total restructuring charge was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restructuring charge	$3,758	$137	$4,135	$865
Dollar change	$3,621		$3,270
Percentage change	2,643%		378%
We have recorded a $3.3 million restructuring charge for the 2014 Restructuring during the three months ended September 30, 2014. The restructuring charge includes $2.6 million of employee severance and other benefits that are recognized ratably during the period from the implementation date of the 2014 Restructuring through the employees’ termination dates. In addition, we recorded $0.7 million of property and equipment write-downs.
For the nine months ended September 30, 2014 and 2013, we also recorded restructuring charges of $0.8 million and $0.9 million, respectively, for restructurings initiated in 2010 (the “2010 Restructurings”). The charges for the 2010 Restructurings in both periods related to the effect of the passage of time on our discounted cash flow computations for the exit, in prior periods, of certain of our South San Francisco buildings. During the nine months ended September 30, 2014, those charges were partially offset by $0.1 million in recoveries recorded in connection with the sale of excess equipment and other assets.
Total Other Income (Expense), Net
Total other income (expense), net, were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income and other, net	$1,296	$219	$3,786	$930
Interest expense	(12,282)	(11,430)	(36,125)	(33,726)
Total other expense, net	$(10,986)	$(11,211)	$(32,339)	$(32,796)
Dollar change	$225		$457
Percentage change	(2)%		(1)%
Total other income (expense), net consists primarily of interest expense incurred on our debt, partially offset by interest income earned on our cash and investments and other non-operating gains and losses. Interest expense includes aggregate non-cash interest expense on both the 2019 Notes and the Deerfield Notes of $7.5 million and $21.8 million for the three and nine months ended September 30, 2014, respectively, as compared to $6.7 million and $19.4 million for the same periods in 2013. Interest income and other, net for the three and nine months ended September 30, 2014 includes $0.1 million and $1.9 million, respectively, in unrealized gain on the revaluation of the 2014 Deerfield Warrants. Interest income and other, net for both the three and nine months ended September 30, 2014 also includes an $0.8 million gain for a purchase price adjustment resulting from the resolution of contingencies related to the September 2011 sale of our remaining interest in Artemis Pharmaceuticals GmbH to Taconic Farms, Inc.
Liquidity and Capital Resources
Sources and Uses of Cash
The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net loss	$(210,589)	$(174,014)
Net cash used in operating activities	(185,429)	(151,444)
Net cash provided by investing activities	116,154	84,846
Net cash provided by (used in) financing activities	65,362	(11,455)
Net decrease in cash and cash equivalents	(3,913)	(78,053)
Cash and cash equivalents at beginning of period	103,978	170,069
Cash and cash equivalents at end of period	$100,065	$92,016

To date, we have financed our operations primarily through the sale of equity, payments and loans from collaborators and banks, debt financing arrangements and equipment financing facilities. We have also financed certain of our research and development activities under our agreements with various collaborators. As of September 30, 2014, we had $293.5 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $4.7 million, respectively, and short- and long-term unrestricted investments of $91.9 million and $84.6 million, respectively, compared to $415.9 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $16.9 million and short- and long-term unrestricted investments of $138.5 million and $144.3 million, respectively, as of December 31, 2013. As of September 30, 2014, we are required to maintain on deposit with Silicon Valley Bank or one of its affiliates short- and long-term unrestricted investments of $0.8 million and $81.6 million, respectively, pursuant to covenants in our loan and security agreement with Silicon Valley Bank, compared with $1.8 million and $81.9 million, respectively, as of December 31, 2013.
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2014 related primarily to our $196.0 million operating expenses for the period, less non-cash expenses for accretion of debt discount totaling $21.8 million on the Deerfield Notes and the 2019 Notes, stock-based compensation totaling $8.5 million and depreciation and amortization totaling $3.0 million. Our operating expenses were largely attributable to the development of cabozantinib. In addition, we made cash payments that resulted in an $11.6 million reduction in accounts payable and other accrued expenses during the period and paid $5.0 million for restructuring activities; those cash payments were offset by a $10.1 million increase in accrued clinical trial liabilities.
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
Except for 2011, we have been in a net loss position since inception and our cash used in operating activities has been primarily driven by our net loss. Operating cash flows can differ from our consolidated net loss as a result of differences in the timing of cash receipts and earnings recognition and non-cash charges. Going forward for at least the next several years, we expect to continue to use cash for operating activities as we incur net losses associated with our research and development activities, primarily with respect to manufacturing and development expenses for cabozantinib and our share of U.S. commercial expenses for cobimetinib.
Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2014 was primarily due to the maturity of unrestricted and restricted investments of $232.9 million, less investment purchases of $117.4 million.
Cash provided by investing activities for the nine months ended September 30, 2013 was primarily due to the maturity of unrestricted and restricted investments of $267.4 million, less investment purchases of $180.6 million.
Financing Activities
Cash provided by our financing activities for the nine months ended September 30, 2014 was primarily due to the issuance of 10.0 million shares of common stock in January 2014 for net proceeds of $75.6 million. The cash provided by the issuance of common stock was partially offset by principal payments on debt of $11.3 million.
Cash used for financing activities for the nine months ended September 30, 2013 was primarily due to principal payments on debt of $12.4 million.
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

Cash Requirements
We have incurred net losses since inception through the quarter ended September 30, 2014, with the exception of the 2011 fiscal year. We anticipate net losses and negative operating cash flow for the foreseeable future. For the nine months ended September 30, 2014, we had a net loss of $210.6 million; as of September 30, 2014, we had an accumulated deficit of $1.7 billion. We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013. From the commercial launch through September 30, 2014, we have generated $32.8 million in net revenues from the sale of COMETRIQ. We have derived substantially all of our revenues to date from collaborative research and development agreements. Revenues from research and development collaborations depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ, license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each year other than 2011, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve future profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

Taking into account our cost saving measures, including the 2014 Restructuring, and the expected extension of the maturity date of the Deerfield Notes to July 1, 2018, we anticipate that our current cash and cash equivalents, short- and long-term investments and product revenues will enable us to maintain our operations through the end of 2015. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

•	the progress and scope of the development and commercialization activities with respect to cabozantinib;

•	repayment of the 2019 Notes;

•	repayment of, and our ability to exercise the extension option with respect to, the Deerfield Notes;

•	repayment of our loan from Silicon Valley Bank;

•	the commercial success of COMETRIQ and the revenues we generate;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including, in particular, with respect to cabozantinib) that provide additional capital;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents, short- and long-term investments that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies for our clinical trials;

•	our obligation to share U.S. marketing and commercialization costs for cobimetinib under our collaboration with Genentech;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost of any acquisitions of or investments in businesses, products and technologies.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks at September 30, 2014 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 20, 2014.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. As of September 30, 2014, and December 31, 2013, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $8.0 million and $8.2 million, respectively.
In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. As of September 30, 2014, and December 31, 2013, approximately $4.0 million and $4.9 million, respectively, of our clinical accrual balance was owed in foreign currencies. An adverse change of one percentage point in the foreign currency exchange rates would not have resulted in a material impact for any periods presented.
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

As of September 30, 2014, we had $293.5 million in cash and investments, which included short- and long-term restricted cash and investments of $12.2 million and $4.7 million, respectively, and short- and long-term unrestricted investments of $91.9 million and $84.6 million, respectively. We are required to maintain on deposit with Silicon Valley Bank or one of its affiliates short- and long-term unrestricted investments of $0.8 million and $81.6 million, respectively, pursuant to covenants in our loan and security agreement with Silicon Valley Bank. Taking into account our cost saving measures, including the 2014 Restructuring, and the expected extension of the maturity date of the Deerfield Notes to July 1, 2018, we anticipate that our current cash and cash equivalents, short- and long-term investments and product revenues will enable us to maintain our operations through the end of 2015. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

•	the progress and scope of the development and commercialization activities with respect to cabozantinib;

•	repayment of our $287.5 million aggregate principal amount of the 2019 Notes, which mature on August 15, 2019, unless earlier converted, redeemed or repurchased;

•
repayment of the $104.0 million principal amount outstanding of the Deerfield Notes, which mature on July 1, 2015, for which we will be required to make a mandatory prepayment in 2015 equal to 15% of certain revenues from collaborative arrangements (other than intercompany arrangements) received during the prior fiscal year, subject to a maximum prepayment amount of $27.5 million, unless we exercise our extension option, for which we may be subject to similar mandatory prepayment obligations in 2016, 2017 and 2018;

•	our ability to exercise the extension option with respect to the Deerfield Notes in accordance with, and subject to, the terms and conditions of the note purchase agreement;

•	our ability to repay the Deerfield Notes with our common stock, which we are only able to do under specified conditions;

•	repayment of our term loan and line of credit from Silicon Valley Bank, which had an outstanding balance at September 30, 2014, of $80.8 million;

•	the commercial success of COMETRIQ and the revenues we generate;

•	the level of payments received under existing collaboration agreements, licensing agreements and other arrangements;

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements (including, in particular, with respect to cabozantinib) that provide additional capital;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents, short- and long-term investments that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research supplies for our clinical trials;

•	our obligation to share U.S. marketing and commercialization costs for cobimetinib under our collaboration with Genentech;

•	our ability to share the costs of our clinical development efforts with third parties;

•	the effect of competing technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost of any acquisitions of or investments in businesses, products and technologies.

We may seek to raise funds through the sale of equity or debt securities or through external borrowings. In addition, we may enter into additional strategic partnerships, collaborative arrangements or other strategic transactions. It is unclear whether any such partnership, arrangement or transaction will occur, on satisfactory terms or at all, or what the timing and nature of such a partnership, arrangement or transaction may be. The sale of equity or convertible debt securities in the future may be substantially dilutive to our stockholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms or we may be required to relinquish rights to technology or product candidates or to grant licenses on terms that are unfavorable to us.

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
We have incurred annual net losses since inception through the year ended September 30, 2014, with the exception of the 2011 fiscal year. We anticipate net losses and negative operating cash flow for the foreseeable future. For the nine months ended September 30, 2014, we had a net loss of $210.6 million; as of September 30, 2014, we had an accumulated deficit of $1.7 billion. We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013. From the commercial launch through September 30, 2014, we have generated $32.8 million in net revenues from the sale of COMETRIQ. We have derived substantially all of our revenues since inception from collaborative research and development agreements. Revenues from research and development collaborations depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ, license and contract revenues and on the level of our expenses. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our research and development expenditures and general and administrative expenses have exceeded our revenues for each year other than 2011, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve future profitability. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all.
Our significant level of indebtedness could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.
We incurred significant additional indebtedness and substantial debt service requirements as a result of our offering of the 2019 Notes in August 2012. As of September 30, 2014, our total consolidated indebtedness through maturity was $472.3 million (excluding trade payables). We may also incur additional indebtedness to meet future financing needs. If we incur additional indebtedness, it would increase our interest expense, leverage and operating and financial costs.
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
We may not realize the expected benefits of our cost-saving initiatives.*
Reducing costs is a key element of our business strategy. Consistent with this element of our strategy, and as a consequence of the failure of COMET-1 to meet its primary endpoint, on September 2, 2014, we initiated the 2014

Restructuring to reduce our workforce and made personnel reductions across our entire organization. As a result of the 2014 Restructuring, we currently expect our workforce to reduce by approximately 65%, or approximately 150 employees, resulting in approximately 80 remaining employees. We have recorded restructuring charges of $3.3 million from inception of the 2014 Restructuring through September 30, 2014 and anticipate that we will incur additional restructuring charges related to the exit of all or portions of certain of our buildings in South San Francisco, California. These charges will be recorded through the end of the building lease terms, the last of which ends in 2017.
As a consequence of the workforce reductions as well as potential for sublease income, we are actively marketing portions of our facilities for sublease. Estimates for sublease income would require significant assumptions regarding the time required to contract with subtenants, the amount of idle space we would be able to sublease and potential future sublease rates. If we are able to vacate portions of our facilities, we would need to continue to update our estimate of the lease exit costs in our financial statements until we were able to negotiate an exit to the lease or negotiate a sublease for the remaining term of the lease.
If we experience excessive unanticipated inefficiencies or incremental costs in connection with restructuring activities, such as unanticipated inefficiencies caused by reducing headcount or failure to find acceptable subtenants, we may be unable to meaningfully realize cost savings and we may incur expenses in excess of what we anticipate. Either of these outcomes could prevent us from meeting our strategic objectives and could adversely impact our results of operations and financial condition.
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
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this report we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since September 30, 2014, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.

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

Risks Related to Cabozantinib and Cobimetinib
We are dependent on the successful development and commercialization of cabozantinib.*
The success of our business is dependent upon the successful development and commercialization of cabozantinib. As part of our strategy, we are dedicating substantially all of our proprietary resources to advance cabozantinib as aggressively as possible. On November 29, 2012, the FDA approved cabozantinib for the treatment of progressive, metastatic MTC in the United States under the brand name COMETRIQ(R), and we commercially launched COMETRIQ in late January 2013. In March 2014, the European Commission approved cabozantinib for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC, also under the brand name COMETRIQ. The European Commission granted conditional marketing authorization following a positive opinion from CHMP, issued in December 2013. We view the approvals of COMETRIQ by the FDA and European Commission for MTC as transitional events towards our objective of developing cabozantinib into a significant oncology franchise. Our ability to realize this objective is contingent on, among other things, successful clinical development, regulatory approval and market acceptance of cabozantinib. The failure of COMET-1, one of our two phase 3 pivotal trials of cabozantinib in metastatic CRPC, to meet its primary endpoint has impacted our ability to achieve our development and commercialization goals for cabozantinib. If we encounter additional difficulties in the development of cabozantinib in other indications beyond MTC due to any of the factors discussed in this “Risk Factors” section or otherwise, or we do not receive regulatory approval in such indications or are unable to successfully commercialize cabozantinib in such other indications if approved, we will not have the resources necessary to continue our business in its current form.
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
For example, under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, enacted in March 2010, substantial changes have been made to the way healthcare is financed by both governmental and private insurers, and those changes are significantly impacting the pharmaceutical industry. Provisions of the ACA relevant to the pharmaceutical industry include the following:

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

•
new requirements to report annually under the federal Open Payments program certain financial arrangements with physicians and teaching hospitals, as defined in ACA and its implementing regulations, including reporting any payment or “transfer of value” provided to physicians and teaching hospitals and any ownership and investment interests held by physicians and their immediate family members during the preceding calendar year;

•
expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.
The ACA may change in the future. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. Further, under the recently enacted Drug Quality and Security Act, drug manufacturers will be subject to a number of requirements, including, product identification, tracing and verification, among others, that are designed to improve the detection and removal of counterfeit, stolen, contaminated or otherwise potentially harmful drugs from the U.S. drug supply chain. These requirements will be phased in over several years and compliance with this new law will likely increase the costs of the manufacture and distribution of drug products, which could have an adverse effect on our financial condition.
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
Our competitors may develop products and technologies that impair the value of cabozantinib and cobimetinib.*
The pharmaceutical industry is highly fragmented and is characterized by rapid technological change. In particular, the area of kinase-targeted therapies is a rapidly evolving and competitive field. We face, and will continue to face, intense competition from biotechnology, biopharmaceutical and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. Some of our competitors are further along in the development of their products than we are. In addition, delays in the development of cobimetinib, and cabozantinib for the treatment of additional tumor types beyond the approved MTC indication, could allow our competitors to bring products to market before us, which would impair the commercialization of cobimetinib or cabozantinib in such tumor types. Our future success will depend upon our ability to maintain a competitive position with respect to technological advances. The markets for which we intend to pursue regulatory approval of cabozantinib and for which Roche and Genentech intend to pursue regulatory approval for cobimetinib are highly competitive. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and commercial capabilities than we do. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive. There may also be drug candidates of which we are not aware at an earlier stage of development that may compete with cobimetinib and cabozantinib. In addition, cobimetinib and cabozantinib may compete with existing therapies that have long histories of use, such as chemotherapy and radiation treatments in cancer indications.

Competition for cabozantinib
We believe that the principal competing anti-cancer therapy to COMETRIQ in the approved MTC indication is AstraZeneca’s RET, VEGFR and EGFR inhibitor vandetanib, which has been approved by the FDA and the European Commission for the treatment of symptomatic or progressive MTC in patients with unresectable, locally advanced or metastatic disease. In addition, we believe that COMETRIQ also faces competition as a treatment for the approved MTC indication from off-label use of Bayer’s and Onyx Pharmaceuticals’ (a wholly-owned subsidiary of Amgen) multikinase inhibitor sorafenib, Pfizer’s multikinase inhibitor sunitinib, GlaxoSmithKline’s multikanse inhibitor pazopanib, Ariad Pharmaceutical’s multikinase inhibitor ponatinib, and Eisai’s multikinase inhibitor lenvatinib.
We believe that if cabozantinib is approved for the treatment of the indications for which we currently have ongoing phase 3 pivotal trials, its potential principal competition in such indications may include the following:

•
RCC (renal cell cancer): Pfizer’s axitinib, sunitinib and temsirolimus; Novartis’ everolimus; Bayer’s and Onyx Pharmaceuticals’ sorafenib; GlaxoSmithKline’s pazopanib; Genentech’s bevacizumab and Bristol-Myers Squibb’s nivolumab;

•	HCC (hepatocellular cancer): Bayer’s and Onyx Pharmaceuticals’ sorafenib; Bayer’s regorafenib; and ArQule’s tivantinib; and

•
CRPC (castration-resistant prostate cancer): Bayer’s and Algeta’s alpha-pharmaceutical radium 223; Janssen Biotech’s CYP17 inhibitor abiraterone; Medivation’s androgen receptor inhibitor enzalutamide; and chemotherapeutic agents, including Sanofi’s cabazitaxel and generic docetaxel.

Examples of potential competition for cabozantinib in other cancer indications include: other VEGF pathway inhibitors, including Genentech’s bevacizumab; other RET inhibitors including Eisai’s lenvatinib; other MET inhibitors, including Amgen’s AMG 208, Pfizer’s crizotinib and Genentech’s onartuzumab; and immune checkpoint agents such as Bristol-Myers Squibb’s ipilimumab and nivolimab and Merck’s pembrolizumab.
Competition for cobimetinib
We believe that if cobimetinib is approved for the treatment of advanced melanoma, its potential principal competition may include GlaxoSmithKline’s trametinib and dabrafenib, Bristol-Myers Squibb’s ipilimumab and nivolumab, and Merck’s pembrolizumab.
We lack the manufacturing capabilities and experience necessary to enable us to produce cabozantinib for clinical development or for commercial sale and rely on third parties to do so, which subjects us to various risks.
We do not have the manufacturing capabilities or experience necessary to enable us to produce materials for our clinical trials or for commercial sale of cabozantinib and rely on third party contractors to do so. These third parties must comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or cGMP and the European Commission’s Guidelines on Good Distribution Practice. Our current and anticipated future dependence upon these third parties may adversely affect our future profit margins and our ability to develop and commercialize cabozantinib on a timely and competitive basis. These third parties may not be able to produce material on a timely basis or manufacture material at the quality or in the quantity required to meet our development and commercial timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third party manufacturing and supply arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third party manufacturers and suppliers could terminate or decline to renew our manufacturing and supply arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our clinical trials and commercialization efforts may be delayed or otherwise adversely affected.
Our third-party manufacturers may not be able to comply with the cGMP regulations, other applicable FDA regulatory requirements or similar regulations applicable outside of the United States. Additionally, if we are required to enter into new manufacturing or supply arrangements, we may not be able to obtain approval from the FDA of any alternate manufacturer or supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of cabozantinib. Failure of our third party manufacturers or suppliers or us to obtain approval from the FDA or to comply with applicable regulations could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of cabozantinib, injunctions, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, any of which could have a significant adverse effect on our business. In addition, cabozantinib requires manufacturing to appropriate cGMP and quality standards. The failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could have also a significant adverse effect on our business.
Clinical testing of cabozantinib is a lengthy, costly, complex and uncertain process and may fail to demonstrate safety and efficacy.*
Cabozantinib is being evaluated in a comprehensive development program for the treatment of RCC, HCC, CRPC and a variety of other indications beyond the approved MTC indication. Clinical trials are inherently risky and may reveal that cabozantinib is ineffective or has unacceptable toxicity or other side effects that may significantly decrease the likelihood of regulatory approval in such indications. For example, COMET-1, one of our two phase 3 pivotal trials of cabozantinib in metastatic CRPC, failed to meet its primary endpoint of demonstrating a statistically significant increase in OS for patients treated with cabozantinib as compared to prednisone. Based on the outcome of COMET-1 we have deprioritized the clinical development of cabozantinib in metastatic CRPC.
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
We may experience numerous unforeseen events, during or as a result of clinical testing, that could delay or prevent commercialization of cabozantinib for the treatment of metastatic RCC, advanced HCC, metastatic CRPC and other indications, including:

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
Cabozantinib is subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize cabozantinib.*
Cabozantinib, as well as the activities associated with its research, development and commercialization, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for cabozantinib would prevent us from promoting its use. We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals in the United States and other foreign jurisdictions is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. For example, before an NDA or NDA supplement can be submitted to the FDA, or MAA to the EMA or any application or submission to regulatory authorities in other jurisdictions, the product candidate must undergo extensive clinical trials, which can take many years and require substantial expenditures.
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

In the context of its consideration of a SPA for the COMET-2 trial, the FDA also recommended that overall survival be the primary efficacy endpoint. The final FDA response prior to our discontinuation of the SPA process stated that we could choose to conduct the trial in the absence of a SPA agreement. We elected to proceed with initiation of the COMET-2 trial and the COMET-1 trial, and to discontinue further attempts to secure a SPA agreement with respect to the COMET-2 trial. We initiated the COMET-2 trial with a pain palliation endpoint in December 2011 and the COMET-1 trial with an overall survival, or OS, endpoint in May 2012. On September 1, 2014 we reported top-line results from COMET-1. The trial did not meet its primary endpoint of demonstrating a statistically significant increase in OS for patients treated with cabozantinib as compared to prednisone. We expect top-line results in 2014 from COMET-2, and based upon the totality of the data from the COMET program, we will discuss with regulatory authorities the potential regulatory path, if any, of cabozantinib in metastatic CRPC.
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
Even if the FDA or a comparable authority in another jurisdiction approves cabozantinib, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, distribution, advertising, promotion, marketing and/or production of cabozantinib and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. For example, in connection with the FDA’s approval of COMETRIQ for the treatment of progressive, metastatic MTC, we are subject to the various postmarketing requirements, including a requirement to conduct a phase 2 clinical trial comparing a lower dose of COMETRIQ to the approved dose of 140 mg daily COMETRIQ in progressive, metastatic MTC and to conduct other clinical pharmacology and preclinical studies. Failure to complete any postmarketing requirements in accordance with the timelines and conditions set forth by the FDA could significantly increase costs or delay, limit or eliminate the commercialization of cabozantinib. Further, these agencies may also impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.
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
Risks Related to Employees and Location
The loss of key personnel or the inability to retain and, where necessary, attract additional personnel could impair our ability to expand our operations.*
We are highly dependent upon the principal members of our management, clinical and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. Also, we may not have sufficient personnel to execute our business plan. Retaining and, where necessary, recruiting qualified clinical and scientific personnel will be critical to support activities related to advancing our clinical and preclinical development programs, and supporting our collaborative arrangements and our internal proprietary research and development efforts. The 2014 Restructuring could have an adverse impact on our ability to retain and recruit qualified personnel. Competition is intense for experienced clinical personnel, and we may be unable to retain or recruit clinical personnel with the expertise or experience necessary to allow us to pursue collaborations, develop our products and core technologies or expand our operations to the extent otherwise possible. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.
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

Certain provisions applicable to the 2019 Notes and the Deerfield Notes could delay or prevent an otherwise beneficial takeover or takeover attempt
Certain provisions applicable to the 2019 Notes and the indenture pursuant to which the 2019 Notes were issued, and the Deerfield Notes and the note purchase agreement governing the Deerfield Notes, could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a Fundamental Change under the indenture for the 2019 Notes or a Major Transaction under the note purchase agreement governing the Deerfield Notes, holders of the 2019 Notes or the Deerfield Notes, as applicable, will have the right to require us to purchase their notes in cash. In addition, if an acquisition event constitutes a Make-Whole Fundamental Change under the indenture for the 2019 Notes, we may be required to increase the conversion rate for holders who convert their 2019 Notes in connection with such Make-Whole Fundamental Change. In any of these cases, and in other cases, our obligations under the 2019 Notes and the indenture pursuant to which such notes were issued and the Deerfield Notes and the note purchase agreement governing the Deerfield Notes, as well as provisions of our organizational documents and other agreements, could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.
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

EXELIXIS, INC.

November 4, 2014	/s/ DEBORAH BURKE
Date	Deborah Burke
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Certificate of Ownership and Merger Merging X-Ceptor Therapeutics, Inc. with and into Exelixis, Inc.	8-K	000-30235	3.1	10/15/2014
3.5	Certificate of Change of Registered Agent and/or Registered Office of Exelixis, Inc.	8-K	000-30235	3.2	10/15/2014
3.4	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011
4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	4/7/2000
4.2	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design International, L.P.	10-Q	000-30235	10.1 (Exhibit A-1)	8/5/2010
4.3	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design Fund, L.P.	10-Q	000-30235	10.1 (Exhibit A-2)	8/5/2010
4.4	Form of Amended and Restated Secured Convertible Note issuable to entities affiliated with Deerfield Management Company, L.P.	8-K	000-30235	10.1 (Exhibit A)	1/22/2014
4.5	Registration Rights Agreement dated January 22, 2014 by and among Exelixis, Inc., Deerfield Partners, L.P. and Deerfield International Master Fund, L.P.	8-K	000-30235	4.2	1/22/2014
4.6	Form of Warrant to Purchase Common Stock of Exelixis, Inc. issued to Deerfield Partners, L.P. and Deerfield International Master Fund, L.P.	8-K	000-30235	4.1	1/22/2014
4.7	Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.1	8/14/2012
4.8	First Supplemental Indenture dated August 14, 2012 to Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.2	8/14/2012
4.9	Form of 4.25% Convertible Senior Subordinated Note due 2019	8-K	000-30235	4.2 (Exhibit A)	8/14/2012
10.1
Amendment No. 4 dated as of July 10, 2014 to Note Purchase Agreement, dated as of June 2, 2010, by and among Exelixis, Inc., Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners L.P. and Deerfield International Master Fund, L.P.
						X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.2	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the 2014 Equity Incentive Plan	8-K	000-30235	3.1	10/16/2014
10.3	Non-Employee Director Equity Compensation Policy	8-K	000-30235	3.1	1016/2014
12.1	Statement Re Computation of Earnings to Fixed Charges					X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
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