Form 10-Q
period 2015-04-03
EXELIXIS, INC.
filed 2015-04-30
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 23, 2015, there were 196,026,599 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,987	$80,395
Short-term investments	22,258	63,890
Short-term restricted cash and investments	6,108	12,212
Trade and other receivables	3,882	4,882
Inventory	2,593	2,381
Prepaid expenses and other current assets	5,212	3,481
Total current assets	125,040	167,241
Long-term investments	81,597	81,579
Long-term restricted cash and investments	2,684	4,684
Property and equipment, net	2,158	2,432
Goodwill	63,684	63,684
Other assets	7,771	8,340
Total assets	$282,934	$327,960
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,303	$6,413
Accrued clinical trial liabilities	30,976	41,545
Accrued compensation and benefits	3,459	3,350
Other accrued liabilities	13,867	12,282
Current portion of convertible notes	3,911	98,880
Current portion of loans payable	164	381
Current portion of restructuring	4,993	6,426
Deferred revenue	7	2,583
Total current liabilities	58,680	171,860
Long-term portion of convertible notes	284,355	182,395
Long-term portion of loans payable	80,000	80,000
Long-term portion of restructuring	3,697	4,365
Other long-term liabilities	2,961	4,169
Total liabilities	429,693	442,789
Commitments
Stockholders’ deficit:
Preferred stock	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding: 196,020,856 and 195,895,769 shares at March 31, 2015 and December 31, 2014, respectively	196	196
Additional paid-in capital	1,655,580	1,652,400
Accumulated other comprehensive loss	(61)	(121)
Accumulated deficit	(1,802,474)	(1,767,304)
Total stockholders’ deficit	(146,759)	(114,829)
Total liabilities and stockholders’ deficit	$282,934	$327,960

*	The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Net product revenues	$9,388	$4,905
Operating expenses:
Cost of goods sold	766	309
Research and development	22,282	54,847
Selling, general and administrative	9,531	14,691
Restructuring (recovery) charge	(431)	46
Total operating expenses	32,148	69,893
Loss from operations	(22,760)	(64,988)
Other income (expense), net:
Interest income and other, net	(7)	2,131
Interest expense	(12,403)	(11,762)
Total other income (expense), net	(12,410)	(9,631)
Net loss	$(35,170)	$(74,619)
Net loss per share, basic and diluted	$(0.18)	$(0.39)
Shares used in computing basic and diluted net loss per share	195,904	191,699

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(35,170)	$(74,619)
Other comprehensive income (1)	60	7
Comprehensive loss	$(35,110)	$(74,612)
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

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(35,170)	$(74,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	297	498
Stock-based compensation expense	1,660	3,758
Accretion of debt discount	7,675	6,988
Gain on sale of equity investment	(95)	—
Change in the fair value of warrants	549	(1,739)
Other	637	1,475
Changes in assets and liabilities:
Trade and other receivables	1,292	(516)
Inventory	(212)	204
Prepaid expenses and other assets	(1,846)	(364)
Accounts payable, accrued compensation, and other accrued liabilities	(3,416)	(10,254)
Clinical trial liabilities	(10,569)	4,160
Restructuring liability	(3,024)	(1,241)
Other long-term liabilities	(288)	(229)
Deferred revenue	(2,576)	(207)
Net cash used in operating activities	(45,086)	(72,086)
Cash flows from investing activities:
Purchases of property and equipment	(31)	(384)
Proceeds from sale of property and equipment	639	276
Proceeds from sale of equity investment	95	—
Proceeds from maturities of restricted cash and investments	10,748	6,598
Purchase of restricted cash and investments	(2,684)	(504)
Proceeds from maturities of investments	54,410	90,311
Purchases of investments	(13,282)	(35,937)
Net cash provided by investing activities	49,895	60,360
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	75,646
Proceeds from exercise of stock options and warrants	—	120
Principal payments on debt	(217)	(10,479)
Net cash (used in) provided by financing activities	(217)	65,287
Net increase in cash and cash equivalents	4,592	53,561
Cash and cash equivalents at beginning of period	80,395	103,978
Cash and cash equivalents at end of period	$84,987	$157,539

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biopharmaceutical company committed to developing small molecule therapies for the treatment of cancer. Our two most advanced assets are cabozantinib, our wholly-owned inhibitor of multiple receptor tyrosine kinases, and cobimetinib (GDC-0973/XL518), a selective inhibitor of MEK, a serine/threonine kinase, which we out-licensed to Genentech (a member of the Roche Group), (“Genentech”).
Our development and commercialization efforts are focused primarily on cabozantinib. We are evaluating cabozantinib in a broad development program comprising over forty-five clinical trials, across multiple indications, including two ongoing phase 3 pivotal trials focusing on metastatic renal cell carcinoma (“mRCC”), and advanced hepatocellular carcinoma (“HCC”). On April 8, 2015, the United States Food and Drug Administration, (“FDA”), granted Fast Track designation to cabozantinib for the treatment of patients with advanced RCC who have received one prior therapy. Cabozantinib is being evaluated in METEOR, our phase 3 pivotal trial in mRCC.
Cabozantinib was approved by the FDA on November 29, 2012, for the treatment of progressive, metastatic medullary thyroid cancer (“MTC”) in the United States under the brand name COMETRIQ(R). COMETRIQ became commercially available in the United States in January 2013. In March 2014, the European Commission granted cabozantinib conditional marketing authorization for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC, also under the brand name COMETRIQ.
Our second most advanced oncology asset, cobimetinib, is being evaluated by Genentech in a broad development program, including coBRIM, a phase 3 pivotal trial evaluating cobimetinib in combination with vemurafenib in previously untreated patients with unresectable locally advanced melanoma harboring a BRAF V600 mutation. On September 29, 2014, positive results from this trial were reported at the European Society for Medical Oncology, or ESMO, 2014 Congress. The trial met its primary endpoint of demonstrating a statistically significant increase in investigator-determined progression-free survival (“PFS”). Roche has completed the Marketing Authorization Application for cobimetinib in combination with vemurafenib in the European Union. In the United States, Genentech submitted its New Drug Application (“NDA”) in December 2014, and the FDA has granted the NDA priority review, with a projected action date of August 11, 2015.
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
Exelixis adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2015, a 52-week year, will end on January 1, 2016, and fiscal year 2014, a 53-week year, ended on January 2, 2015. For convenience, references in this report as of and for the fiscal periods ended April 3, 2015 and March 28, 2014, and as of and for the fiscal years ended January 1, 2016 and January 2, 2015, are indicated as being as of and for the periods ended March 31, 2015, March 31, 2014, December 31, 2015, and December 31, 2014, respectively.
Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2016 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the SEC on March 2, 2015.

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
Need to Access Additional Capital
We have incurred net losses since inception through the three months ended March 31, 2015, with the exception of the 2011 fiscal year. We anticipate net losses and negative operating cash flow for the foreseeable future. For the three months ended March 31, 2015, we incurred a net loss of $35.2 million and as of March 31, 2015, we had an accumulated deficit of $1.8 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each year other than 2011, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013 and from the commercial launch through March 31, 2015, we have generated $49.5 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research.
The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ, our share of the net profits and losses for the commercialization for cobimetinib in the U.S., if any, the receipt of royalties from cobimetinib sales outside the U.S., if any, partnering activities for cabozantinib, other license and contract revenues, and the level of expenses primarily with respect to development and commercialization activities for cabozantinib.
As of March 31, 2015, we had $197.6 million in cash and investments, which included $107.2 million available for operations, $6.1 million of short-term restricted investments available for public debt service obligations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $2.7 million of long-term restricted investments. Taking into account our cost saving measures, including the planned effects of the 2014 Restructuring that we initiated on September 2, 2014, and the expected extension of the maturity date of the Deerfield Notes to July 1, 2018, we anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues will enable us to maintain our operations through the first quarter of 2016. While a forecast of future events is inherently uncertain, our ability to sustain our business operations through the first quarter of 2016 is highly dependent on the results of METEOR, the commercial success of COMETRIQ and the revenues we generate as well as the commercial success of cobimetinib and our share of related net profits and losses, and royalties under our collaboration with Genentech. Consistent with the actions we have taken in the past, we will prioritize necessary and appropriate steps to ensure the continued operation of our business and preservation of the value of our assets beyond the first quarter of 2016, including but not limited to actions such as further reductions in headcount, additional consolidation of administrative functions, asset sales and additional curtailment of our development activities. However, our future capital requirements will be substantial, and we may need to access additional capital. We may seek additional capital to support future operations through licensing, partnering or other strategic collaborative arrangements, and we may pursue the issuance of equity or debt securities or external borrowings. It is unclear when any such transactions will occur, on satisfactory terms or at all. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of pharmaceutical development and business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us.
Revenue Recognition
We recognize revenue from the sale of COMETRIQ and have historically recognized revenue from license fees and milestones earned on research and collaboration arrangements. See “Note 1 - Organization and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a description of our policies for revenue recognition on research and collaboration agreements. We did not enter into any new collaboration agreements during the three months ended March 31, 2015. See “Note 2 - Research and Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a description of our existing collaboration agreements.
Net Product Revenues
We recognize revenue when it is both realized or realizable and earned, meaning persuasive evidence of an arrangement exists, delivery has occurred, title has transferred, the price is fixed or determinable, there are no remaining customer acceptance requirements, and collectability of the resulting receivable is reasonably assured. For product sales in the United States, this generally occurs upon delivery of the product at the specialty pharmacy. For product sales in Europe, this generally occurs when our European distribution partner has accepted the product, at which time they are no longer able to return the product.
We sell our product, COMETRIQ, in the United States to a specialty pharmacy that benefits from customer incentives and has a right of return. During previous periods, COMETRIQ had limited sales history and we could not reliably estimate expected future returns, discounts and rebates of the product at the time the product was sold to the specialty pharmacy, therefore we recognized revenue when the specialty pharmacy provided the product to a patient based on the fulfillment of a prescription, frequently referred to as the “sell-through” revenue recognition model. Recently we have established sufficient historical experience and data to reasonably estimate expected future returns of the product and the discounts and rebates due to payors at the time of shipment to the specialty pharmacy. Accordingly, beginning in January 2015 we began to recognize revenue upon delivery to our U.S. specialty pharmacy. This approach is frequently referred to as the “sell-in” revenue recognition model. In connection with the change in the timing of recognition of U. S. COMETRIQ sales, we recorded a one-time adjustment to recognize revenue and related costs that had previously been deferred at December 31, 2014, resulting in additional net product revenues of $2.6 million and a nominal amount of cost of goods sold for the three months ended March 31, 2015.
We also utilize the “sell-in” revenue recognition model for sales to our European distribution partner. Once the European distributer has accepted the product, the product is no longer subject to return; therefore, we record revenue at the time our European distribution partner has accepted the product.
Product Sales Discounts and Allowances
We calculate gross product revenues based on the price that we charge our United States specialty pharmacy and our European distribution partner. We estimate our domestic net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, and (c) estimated costs of patient assistance programs. We estimate our European net product revenues by deducting from our gross product revenues an estimated credit for product originally delivered with expiry of 18 months or less. European net product revenues for the three months ended March 31, 2015 also included the remaining $0.1 million of the $2.4 million project management fee payable to our European distributor upon their achievement of a cumulative revenue goal; no such fees or credits were recognized during the comparable period in 2014. We first determined that the achievement of the revenue goal was probable in the third quarter of 2014 and therefore we recorded project management fees beginning in that period.
We initially record estimates for these deductions at the time we recognize the gross revenue. We update our estimates on a recurring basis as new information becomes available. See “Note 1 - Organization and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a further description of our discounts and allowances.
Cost of Goods Sold
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty on net sales of any product incorporating cabozantinib payable to GlaxoSmithKline and indirect labor costs, the cost of manufacturing and other third party logistics costs of our product. A portion of the manufacturing costs for product sales were incurred prior to regulatory approval of COMETRIQ for the treatment of progressive, metastatic MTC and, therefore, were expensed as research and development costs when those costs were incurred, rather than capitalized as inventory. See “Note 2 - Research and Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information related to the 3% royalty payable to GlaxoSmithKline.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On April 1, 2015, the FASB proposed deferring the effective date by one year for public entities for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted for periods after December 15, 2016. We are currently evaluating the impact of adopting ASU 2014-09, inclusive of available transitional methods on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs which Changes the Presentation of Debt Issuance Costs in Financial Statements (“ASU 2015-03”), which requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 will be effective for annual reporting periods beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016, with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. If we had adopted ASU 2015-03, as of March 31, 2015, it would have resulted in a reduction of Other assets and total debt by $4.0 million and $4.7 million as March 31, 2015, and December 31, 2014, respectively.
NOTE 2: RESTRUCTURINGS
The restructuring charges that we expect to incur in connection with our restructurings are subject to a number of assumptions, including facility exit activity, sublease activity, the results of asset sales and the timing of employee terminations, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the restructurings.
2014 Restructuring
On September 2, 2014, as a consequence of the failure of COMET-1, one of our two phase 3 pivotal trials of cabozantinib in metastatic castration-resistant prostate cancer to meet its primary endpoint of demonstrating a statistically significant increase in overall survival for patients treated with cabozantinib as compared to prednisone, we initiated the 2014 Restructuring to reduce our workforce. Personnel reductions were initiated across our entire organization and have resulted in an ongoing workforce of approximately 85 full-time employees. The principal objective of the 2014 Restructuring was to enable us to focus our financial resources on the phase 3 pivotal trials of cabozantinib in mRCC and advanced HCC.
We expect to record an aggregate restructuring charge related to one-time employee termination benefits of approximately $6.0 million, of which approximately 95% has been recorded from inception of the 2014 Restructuring through March 31, 2015 and the remainder is expected to be recorded during the three months ended June 30, 2015. Although we do not yet have contractual commitments in place, we have made progress towards subleasing our facilities and we currently expect to incur between $2 million and $6 million in additional facility-related charges as we exit certain facilities. We expect to record these facility-related charges during the remainder of fiscal year 2015 as they become determinable and as we exit certain facilities. We will not be able to predict our long-term facilities requirements with certainty until top-line results from METEOR become available, and we intend to re-evaluate and update such requirements upon the occurrence of this event.
We have recorded a $5.2 million restructuring charge for the 2014 Restructuring from inception to date. The restructuring charge includes $5.8 million of employee severance and other benefits, $0.7 million in recoveries related to the sale of fully depreciated assets net of asset impairments, and $0.2 million in other restructuring related charges. Employee severance and other benefits are recognized ratably during the period from the implementation date of the 2014 Restructuring through the employees’ termination dates.

The restructuring liability related to the 2014 Restructuring is included in the current portion of restructuring on the accompanying Consolidated Balance Sheets. The components of and changes to this liability during the three months ended March 31, 2015 are summarized in the following table (in thousands):

	Employee Severance and Other Benefits	Asset Impairment and Other	Total
Restructuring liability as of December 31, 2014	$1,290	$47	$1,337
Restructuring (recovery) charge	5	(853)	(848)
Cash (payments) receipts, net	(1,003)	552	(451)
Other non-cash items	—	298	298
Restructuring liability for 2014 Restructuring as of March 31, 2015	$292	$44	$336
2010 Restructurings
Between March 2010 and May 2013, we implemented five restructurings (referred to collectively as the “2010 Restructurings”) to manage costs and as a consequence of our decision in 2010 to focus our proprietary resources and development efforts on the development and commercialization of cabozantinib. The aggregate reduction in headcount from the 2010 Restructurings was 429 employees. Charges and recoveries related to the 2010 Restructurings were recorded in periods other than those in which the 2010 Restructurings were implemented as a result of sublease activities for certain of our buildings in South San Francisco, California, changes in assumptions regarding anticipated sublease activities, the effect of the passage of time on our discounted cash flow computations, previously planned employee terminations, and sales of excess equipment and other assets.
For the three months ended March 31, 2015 and 2014, we recorded restructuring charges of $0.4 million and $46 thousand, respectively for the 2010 Restructurings. The charges for both periods presented were related to the effect of the passage of time on our discounted cash flow computations (“accretion expense”) for the exit, in prior periods, of certain of our South San Francisco buildings. During the three months ended March 31, 2015 we recorded $0.3 million in additional charges due to changes in assumptions regarding anticipated sublease activities. During the three months ended March 31, 2014, restructuring charges were partially offset by $0.1 million in recoveries recorded in connection with the sale of excess equipment and other assets. The total outstanding restructuring liability related to the 2010 Restructurings is included in the current and long-term portion of restructuring on the accompanying Consolidated Balance Sheets. The changes to these liabilities during the three months ended March 31, 2015 is summarized in the following table (in thousands):

Facility Charges
Restructuring liability as of December 31, 2014	$9,454
Restructuring charge	415
Cash payments	(1,515)
Restructuring liability for 2010 Restructurings as of March 31, 2015	$8,354
We expect to pay accrued facility charges of $8.4 million, net of cash received from our subtenants, through the end of our lease terms of the buildings, the last of which ends in 2017. We expect to incur additional restructuring charges of approximately $0.6 million relating to the effect of accretion expense through to the end of the building lease terms.

NOTE 3: CASH AND INVESTMENTS
The following table summarizes cash and cash equivalents, investments, and restricted cash and investments by balance sheet line item as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$84,988	$—	$(1)	$84,987
Short-term investments	22,274	31	(47)	22,258
Short-term restricted cash and investments	6,041	67	—	6,108
Long-term investments	81,600	—	(3)	81,597
Long-term restricted cash and investments	2,684	—	—	2,684
Total cash and investments	$197,587	$98	$(51)	$197,634

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$80,395	$—	$—	$80,395
Short-term investments	63,988	37	(135)	63,890
Short-term restricted cash and investments	12,105	107	—	12,212
Long-term investments	81,600	1	(22)	81,579
Long-term restricted cash and investments	4,684	—	—	4,684
Total cash and investments	$242,772	$145	$(157)	$242,760
Under our loan and security agreement with Silicon Valley Bank, we are required to maintain compensating balances on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates. The total collateral balances as of March 31, 2015 and December 31, 2014 were $81.8 million and $82.0 million, respectively, and are reflected in our Consolidated Balance Sheets in short- and long-term investments. See “Note 8 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, for more information regarding the collateral balance requirements under our Silicon Valley Bank loan and security agreement.
All of our cash equivalents and investments are classified as available-for-sale. The following table summarizes our cash equivalents and investments by security type as of March 31, 2015 and December 31, 2014. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$36,841	$—	$—	$36,841
Commercial paper	52,724	—	(1)	52,723
Corporate bonds	98,280	32	(50)	98,262
U.S. Treasury and government sponsored enterprises	6,041	66	—	6,107
Total investments	$193,886	$98	$(51)	$193,933

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$23,376	$—	$—	$23,376
Commercial paper	56,714	—	—	56,714
Corporate bonds	143,444	35	(157)	143,322
U.S. Treasury and government sponsored enterprises	12,105	107	—	12,212
Municipal bonds	2,659	3	—	2,662
Total investments	$238,298	$145	$(157)	$238,286
There were no gains or losses on the sale of investments during the three months ended March 31, 2015 and 2014.
All of our investments are subject to a quarterly impairment review. During the three months ended March 31, 2015 and 2014, we did not record any other-than-temporary impairment charges on our available-for-sale securities. As of March 31, 2015, there were 62 investments in an unrealized loss position with an aggregate fair value $103.3 million. All of our investments in an unrealized loss position are corporate bonds. All of our investments in an unrealized loss position have been so for less than one year and the unrealized losses were not attributed to credit risk, but rather associated with the changes in interest rates. Based on the scheduled maturities of our investments, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The following summarizes the fair value of securities classified as available-for-sale by contractual maturity as of March 31, 2015 (in thousands):

	Mature within One Year	After One Year through Two Years	Fair Value
Money market funds	$36,841	$—	$36,841
Commercial paper	52,723	—	52,723
Corporate bonds	95,529	2,733	98,262
U.S. Treasury and government sponsored enterprises	6,107	—	6,107
Total investments	$191,200	$2,733	$193,933
Cash is excluded from the table above. The classification of certain compensating balances and restricted investments are dependent upon the term of the underlying restriction on the asset and not the maturity date of the investment. Therefore, certain long-term investments and long-term restricted cash and investments have contractual maturities within one year.
NOTE 4. INVENTORY
Inventory consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$1,076	$1,118
Work in process	2,964	2,845
Finished goods	787	559
Total	4,827	4,522
Less: non-current portion included in other assets	(2,234)	(2,141)
Inventory	$2,593	$2,381
We generally relieve inventory on a first-expiry, first-out basis. Write-downs related to expiring inventory are charged to cost of goods sold. Such write-downs were nominal for three months ended March 31, 2015 and March 31, 2014. The non-current portion of inventory recorded as other assets is comprised of a portion of the active pharmaceutical ingredient that is included in raw materials and work in process inventories. There were no other write-downs for obsolete or excess inventory.

NOTE 5. DEBT
The amortized carrying amount of our debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Convertible Senior Subordinated Notes due 2019	$186,940	$182,395
Secured Convertible Notes due 2015	101,326	98,880
Silicon Valley Bank term loan	80,000	80,000
Silicon Valley Bank line of credit	164	381
Total debt	368,430	361,656
Less: current portion	(4,075)	(99,261)
Long-term debt	$364,355	$262,395
See “Note 8 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, for additional information on the terms of our debt, including a description of the conversion features of the of 4.25% Convertible Senior Subordinated Notes due 2019 (the “2019 Notes”) and our Secured Convertible Notes due June 2015 (the “Deerfield Notes”).
Convertible Senior Subordinated Notes due 2019
In August 2012, we issued and sold $287.5 million aggregate principal amount of the 2019 Notes. As of March 31, 2015, the entire principal balance remains outstanding. The following is a summary of the liability component of the 2019 Notes (in thousands):

	March 31, 2015	December 31, 2014
Net carrying amount of the liability component	$186,940	$182,395
Unamortized discount of the liability component	100,560	105,105
Face amount of the 2019 Notes	$287,500	$287,500
The debt discount and debt issuance costs will be amortized as interest expense through August 2019. The following is a summary of interest expense for the 2019 Notes (in thousands):

	Three Months Ended March 31,
	2015	2014
Stated coupon interest	$3,055	$3,089
Amortization of debt discount and debt issuance costs	4,721	4,295
Total interest expense	$7,776	$7,384
The balance of unamortized fees and costs was $3.1 million and $3.3 million as of March 31, 2015 and December 31, 2014, respectively, which is included in Other assets on the accompanying Consolidated Balance Sheets.
Secured Convertible Notes due June 2015
In June 2010, we entered into a note purchase agreement with entities affiliated with Deerfield Management Company, L.P. (“Deerfield”), pursuant to which, on July 1, 2010, we sold to Deerfield an aggregate of $124.0 million in principal amount of the Deerfield Notes. As of both March 31, 2015 and December 31, 2014, the remaining outstanding principal balance on the Deerfield Notes was $104.0 million which, subject to certain limitations, is payable in cash or in stock at our discretion.
The outstanding principal amount of the Deerfield Notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. The following is a summary of interest expense for the Deerfield Notes (in thousands):

	Three Months Ended March 31,
	2015	2014
Stated coupon interest	$1,479	$1,480
Amortization of debt discount and debt issuance costs	2,947	2,695
Total interest expense	$4,426	$4,175

The balance of unamortized fees and costs was $0.9 million and $1.4 million as of March 31, 2015 and December 31, 2014, respectively, which is included in Other assets on the accompanying Consolidated Balance Sheets.
On January 22, 2014, the note purchase agreement was amended to provide us with an option to extend the maturity date of our indebtedness under the note purchase agreement to July 1, 2018 (the “Extension Option”). Pursuant to the Extension Option, Deerfield Partners, L.P. and Deerfield International Master Fund, L.P. (the “New Deerfield Purchasers”) would acquire $100 million principal amount of the Deerfield Notes, the maturity date of the Deerfield Notes would be extended to July 1, 2018, and the Deerfield Notes would bear interest on and after July 2, 2015 at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum. On March 4, 2015, we provided Deerfield notice of our election to extend the maturity date of the Deerfield Notes. The acquisition and extension of the Deerfield Notes is expected to occur on July 1, 2015 and will be subject to customary closing conditions, including the absence of an event of default by us and the accuracy of certain of our representations and warranties set forth in the note purchase agreement, each as of July 1, 2015. As a result of our election to extend the maturity date of the Deerfield Notes to 2018, $97.4 million of the outstanding principal has been classified as long-term debt as of March 31, 2015.
In connection with the amendment to the note purchase agreement, on January 22, 2014 we issued to the New Deerfield Purchasers two-year warrants (the “2014 Deerfield Warrants”) to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $9.70 per share. Upon our election to extend the maturity date of the Deerfield Notes, the exercise price of the 2014 Deerfield Warrants was reset to $3.445 per share and the term will be extended by two years to January 22, 2018. See “Note 6 - Warrants” for further information on the 2014 Deerfield Warrants.
We determined that the January 22, 2014 amendment to the note purchase agreement resulted in the Deerfield Notes being modified. In connection with the amendment, we recorded a $2.8 million deferred commitment fee as a debt discount upon the issuance of the 2014 Deerfield Warrants. See “Note 6 - Warrants” for further information on those warrants. The deferred commitment fee is included in Other assets. Third-party expenses, comprised primarily of legal and accounting fees, were expensed as of the date of the amendment.
Prior to March 4, 2015, the unamortized discount, fees and costs were amortized into interest expense as a yield adjustment through July 1, 2015. Effective upon the March 4, 2015 notification of our election to require the New Deerfield Purchasers to acquire the Deerfield Notes and extend the maturity date to July 1, 2018, we began to amortize the remaining unamortized discount, fees and costs through July 1, 2018 using the effective interest method and an effective interest rate of 15.26%.
NOTE 6. WARRANTS
On January 22, 2014, in connection with the amendment to the note purchase agreement to provide us with the Extension Option, we issued to the New Deerfield Purchasers the 2014 Deerfield Warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $9.70 per share. Under the terms of the Extension Option, the term of the 2014 Deerfield Warrants will be extended by two years and the exercise price will be reset to the lower of (i) the existing exercise price and (ii) 120% of the volume weighted average price of our common stock for the ten trading days immediately following the date of such extension election. Due to the potential increase in term and decrease of the exercise price, the 2014 Deerfield Warrants were recorded as a liability upon issuance which was included in Other long-term liabilities. The 2014 Deerfield Warrants were recorded at their estimated fair value, on a recurring basis, which was $1.5 million and $0.9 million as of March 18, 2015 and December 31, 2014, respectively. Upon our election to extend the maturity date of the Deerfield Notes, the exercise price of the 2014 Deerfield Warrants was reset to $3.445 per share and the term was extended by two years to January 22, 2018. Subsequent to our notification of our election to require the New Deerfield Purchasers to acquire the Deerfield Notes and extend the maturity date to July 1, 2018, the terms of the 2014 Deerfield Warrants became fixed on March 18, 2015. The 2014 Deerfield Warrants were transferred to Additional paid-in capital as of that date at their then estimated fair value of $1.5 million. We recorded an unrealized loss of $0.5 million and an unrealized gain of $1.7 million on the 2014 Deerfield Warrants during the three months ended March 31, 2015 and March 31, 2014, respectively, which is included in Interest income and other, net. See “Note 7 - Fair Value Measurements” for more information on the valuation of 2014 Deerfield Warrants. The 2014 Deerfield Warrants are participating securities. The warrant holders do not have a contractual obligation to share in our losses.

NOTE 7. FAIR VALUE MEASUREMENTS
The following table sets forth the fair value of our financial assets and liabilities that were measured and recorded on a recurring basis as of March 31, 2015 and December 31, 2014. We did not have any financial liabilities that were measured and recorded on a recurring basis or Level 3 investments as of March 31, 2015. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	March 31, 2015
	Level 1	Level 2	Total
Money market funds	$36,841	$—	$36,841
Commercial paper	—	52,723	52,723
Corporate bonds	—	98,262	98,262
U.S. Treasury and government sponsored enterprises	—	6,107	6,107
Total financial assets	$36,841	$157,092	$193,933

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$23,376	$—	$—	$23,376
Commercial paper	—	56,714	—	56,714
Corporate bonds	—	143,322	—	143,322
U.S. Treasury and government sponsored enterprises	—	12,212	—	12,212
Municipal bonds	—	2,662	—	2,662
Total financial assets	$23,376	$214,910	$—	$238,286
Financial liabilities:
Warrants	$—	$—	$921	$921
Total financial liabilities	$—	$—	$921	$921
The following is a reconciliation of changes in the net fair value of warrants which are classified as Level 3 in the fair value hierarchy (in thousands):

Balance at December 31, 2014	$921
Unrealized loss at final re-measurement of warrants on March 18, 2015, included in Interest income and other, net	549
Transfer of warrant from Other long-term liabilities to Additional paid-in capital at their estimated fair value upon warrant repricing on March 18, 2015	(1,470)
Balance at March 31, 2015	$—
The estimated fair value of our financial instruments that are carried at amortized cost for which it is practicable to determine a fair value was as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Notes	$186,940	$217,034	$182,395	$156,889
Silicon Valley Bank term loan	$80,000	$79,916	$80,000	$79,943
Silicon Valley Bank line of credit	$164	$164	$381	$381
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

•
The 2019 Notes are valued using a third-party pricing model that is based in part on average trading prices, which is a Level 2 input. The 2019 Notes are not marked-to-market and are shown at their initial fair value less the unamortized discount; the portion of the value allocated to the conversion option is included in Stockholders’ deficit on the accompanying Consolidated Balance Sheets.

•
We estimate the fair value of our other debt instruments, where possible, using the net present value of the payments discounted at an interest rate that is consistent with money-market rates that would have been earned on our non-interest-bearing compensating balances, which is a Level 2 input.

•
The 2014 Deerfield Warrants are valued using a Monte Carlo simulation model until December 31, 2014 and the Black-Scholes Merton option pricing model on March 18, 2015. The expected life is based on the contractual terms of the 2014 Deerfield Warrants, and in certain simulations, assumes the two year extension that would result from our exercise of the Extension Option; as of and subsequent to September 30, 2014, we estimated that it was probable that we would exercise this two-year extension. We consider implied volatility as well as our historical volatility in developing our estimate of expected volatility. The fair value of the 2014 Deerfield Warrants was estimated using the following assumptions, which, except for risk-free interest rate, are Level 3 inputs (dollars in thousands):

	March 18, 2015	December 31, 2014	January 22, 2014 (issuance date)
Fair value of warrants	$1,470	$921	$2,762
Risk-free interest rate	0.87%	1.07%	0.95%
Dividend yield	—%	—%	—%
Volatility	95%	96%	57%
Average expected life	2.8 years	3.1 years	3.2 years
NOTE 8. STOCK-BASED COMPENSATION
We recorded and allocated employee stock-based compensation expense for our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”) as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development expense	$627	$1,565
Selling, general and administrative expense	1,033	2,193
Total employee stock-based compensation expense	$1,660	$3,758
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

	Stock Options
	Three Months Ended March 31,
	2015	2014
Weighted average grant-date fair value	$1.35	$4.70
Risk-free interest rate	1.20%	1.59%
Dividend yield	—%	—%
Volatility	95%	81%
Expected life	4.5 years	5.5 years

	Employee Stock Purchase Plan
	Three Months Ended March 31,
	2015	2014
Weighted average grant-date fair value	$0.70	$1.59
Risk-free interest rate	0.11%	0.08%
Dividend yield	—%	—%
Volatility	96%	62%
Expected life	6 months	6 months
A summary of all stock option activity for the three months ended March 31, 2015 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	27,811,992	$5.00
Granted	4,235,450	$1.94
Forfeited	(291,543)	$4.13
Expired	(3,154,051)	$6.06
Options outstanding at March 31, 2015	28,601,848	$4.44	4.89 years	$11,313
Exercisable March 31, 2015	12,737,971	$6.86	3.02 years	$—
As of March 31, 2015, a total of 10,190,819 shares were available for grant under our stock option plans.
As of March 31, 2015, $23.6 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 2.60 years.
Of the stock options outstanding as of March 31, 2015, 13,090,165 were granted subject to performance objectives tied to the achievement of clinical goals set by the Compensation Committee of our Board of Directors and will vest in full or part based on achievement of such goals. As of March 31, 2015, we do not consider achievement of those performance objectives to be probable and therefore we have not included any stock-based compensation expense for those stock options. As of March 31, 2015, the grant date fair value of awards outstanding for which we have determined that it is not probable that we will achieve the goals was $17.2 million.
A summary of all restricted stock unit (“RSU”) activity for the three months ended March 31, 2015 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Awards outstanding at December 31, 2014	961,469	$3.82
Awarded	65,124	$2.88
Released	(111,334)	$1.95
Forfeited	(89,773)	$5.29
Awards outstanding at March 31, 2015	825,486	$3.84	1.84 years	$2,196
As of March 31, 2015, $2.1 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 1.84 years.
NOTE 9. NET LOSS PER SHARE
The following table sets forth a reconciliation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(35,170)	$(74,619)
Denominator:
Shares used in computing basic and diluted net loss per share	195,904	191,699
Net loss per share, basic and diluted	$(0.18)	$(0.39)

The following table sets forth outstanding potentially dilutive shares of common stock that are not included in the computation of diluted net loss per share because, to do so would be anti-dilutive (in thousands):

	March 31,
	2015	2014
Convertible debt	88,008	54,123
Outstanding stock options, unvested RSUs and ESPP contributions	29,591	26,302
Warrants	1,000	2,186
Total potentially dilutive shares	118,599	82,611
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
Trade and other receivables are unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception. As of March 31, 2015, 54% of our trade and other receivables are with the specialty pharmacy that sells COMETRIQ in the United States and 31% are with our European distribution partner. Both of these customers pay promptly and within their respective payment terms. All of our long-lived assets are located in the United States.
We have operations primarily in the United States, while some of our collaboration partners have headquarters outside of the United States and some of our clinical trials for cabozantinib are conducted outside of the United States. During the second quarter of 2013, we initiated a Named Patient Use program through our distribution partner, Swedish Orphan Biovitrum (“Sobi”), to support the distribution and commercialization of COMETRIQ for metastatic MTC primarily in the European Union and potentially other countries. In March 2014, the European Commission approved cabozantinib for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC, also under the brand name COMETRIQ. In June 2014, we began selling COMETRIQ to Sobi in preparation for commercial sales in certain countries in the European Union. The following table shows the percentage of revenues earned in the United States and the European Union.

	Three Months Ended March 31,
	2015	2014
Percentage of revenues earned in the United States	86%	98%
Percentage of revenues earned in the European Union	14%	2%
We recorded a $0.2 million gain and a $44 thousand loss relating to foreign exchange fluctuations for the three months ended March 31, 2015 and 2014.
The following table sets forth the percentage of revenues recognized under our collaboration agreements and product sales to the specialty pharmacy that represent 10% or more of total revenues:

	Three Months Ended March 31,
	2015	2014
Diplomat Specialty Pharmacy	86%	98%
Swedish Orphan Biovitrum	14%	2%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis contains forward-looking statements. These statements are based on Exelixis, Inc.’s (“Exelixis,” “we,” “our” or “us”) current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “planned,” “focus,” “objective,” “will,” “may,” “could,” “would,” “estimate,” “potential,” “continue,” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Part II, Item 1A of this Form 10-Q, as well as those discussed elsewhere in this report.
This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission, or SEC, on March 2, 2015. Operating results are not necessarily indicative of results that may occur in future periods. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
Overview
We are a biopharmaceutical company committed to developing small molecule therapies for the treatment of cancer. Our two most advanced assets are cabozantinib, our wholly-owned inhibitor of multiple receptor tyrosine kinases, and cobimetinib (GDC-0973/XL518), a selective inhibitor of MEK, a serine/threonine kinase, which we out-licensed to Genentech (a member of the Roche Group), or Genentech.
Our development and commercialization efforts are focused primarily on cabozantinib. We are evaluating cabozantinib in a broad development program comprising over forty-five clinical trials, across multiple indications, including two ongoing phase 3 pivotal trials focusing on metastatic renal cell carcinoma, or mRCC, and advanced hepatocellular carcinoma, or HCC. On April 8, 2015, the United States Food and Drug Administration, or FDA, granted Fast Track designation to cabozantinib for the treatment of patients with advanced RCC who have received one prior therapy. Cabozantinib is being evaluated in METEOR, our phase 3 pivotal trial in mRCC. We previously announced that we expected top-line results from METEOR to be available in the second quarter of 2015. However, based on the slowing rate at which events associated with the primary endpoint of progression-free survival, or PFS, are occurring, we now expect top-line results to be available late in the second quarter or early in the third quarter of 2015. We also expect top-line results from CELESTIAL, our phase 3 pivotal trial in advanced HCC, in 2017.
Cabozantinib was approved by the FDA on November 29, 2012, for the treatment of progressive, metastatic medullary thyroid cancer, or MTC, in the United States under the brand name COMETRIQ(R). COMETRIQ became commercially available in the United States in January 2013. In March 2014, the European Commission granted cabozantinib conditional marketing authorization for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC, also under the brand name COMETRIQ.
Our second most advanced oncology asset, cobimetinib, is being evaluated by Genentech in a broad development program, including coBRIM, a phase 3 pivotal trial evaluating cobimetinib in combination with vemurafenib in previously untreated patients with unresectable locally advanced melanoma harboring a BRAF V600 mutation. On September 29, 2014, positive results from this trial were reported at the European Society for Medical Oncology, or ESMO, 2014 Congress. The trial met its primary endpoint of demonstrating a statistically significant increase in investigator-determined PFS. Roche has completed the Marketing Authorization Application, or MAA, for cobimetinib in combination with vemurafenib in the European Union. In the United States, Genentech submitted its New Drug Application, or NDA, in December 2014 and the FDA has granted the NDA priority review, with a projected action date of August 11, 2015.
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
Cobimetinib Collaboration
Our collaboration with Genentech for cobimetinib continues to be of increasing importance to us as cobimetinib is our most advanced partnered compound in development and has the greatest near-term commercial potential. On September 29, 2014, positive results for coBRIM, a phase 3 pivotal trial evaluating cobimetinib in combination with vemurafenib in previously untreated patients with unresectable locally advanced melanoma harboring a BRAF V600 mutation were reported at the ESMO 2014 Congress. The trial met its primary endpoint of demonstrating a statistically significant increase in investigator-determined progression-free survival, or PFS. On the basis of data from the coBRIM trial, Roche submitted a Marketing Authorization Application, or MAA, for cobimetinib in combination with vemurafenib in previously untreated patients with unresectable locally advanced melanoma harboring a BRAF V600 mutation to the European Medicines Agency in September 2014. On December 15, 2014, Genentech completed the submission of its NDA with the FDA for cobimetinib. The FDA has granted priority review to the NDA, with a PDUFA date of August 11, 2015. Priority Review is granted to a pharmaceutical product that, if approved, would meet an unmet medical need for a serious and life-threatening condition. Cobimetinib previously received Fast Track designation from the FDA for this indication.
In addition, the following clinical trials of cobimetinib in combination with other agents are ongoing, as disclosed on clinicaltrials.gov:

•	A Study of MEHD7945A and Cobimetinib (GDC-0973) in Patients With Locally Advanced or Metastatic Cancers With Mutant KRAS (NCT01986166);

•	A Phase 1b Study of MPDL3280A (an Engineered Anti-PDL1 Antibody) in Combination With Cobimetinib in Patients With Locally Advanced or Metastatic Solid Tumors (NCT01988896);

•	Trial of Vemurafenib/Cobimetinib With or Without Bevacizumab in Patients With Stage IV BRAF V600 Mutant Melanoma (NCT01495988);

•
A Phase 1b Study of MPDL3280A (an Engineered Anti-PDL1 Antibody) in Combination With Vemurafenib (Zelboraf®) or Vemurafenib Plus Cobimetinib in Patients With Previously Untreated BRAF V600-Mutation Positive Metastatic Melanoma (NCT01656642);

•	A Study of Cobimetinib in Combination With Paclitaxel as First-line Treatment for Patients With Metastatic Triple-negative Breast Cancer (NCT02322814);

•	A Study of Neo-adjuvant Use of Vemurafenib Plus Cobimetinib for BRAF Mutant Melanoma With Palpable Lymph Node Metastases (NCT02036086);

•	A Phase II Study of Cobimetinib in Combination with Vemurafenib in Active Melanoma Brain Metastases (CoBRIM-B) (NCT02230306);

•	Neoadjuvant Vemurafenib + Cobimetinib in Melanoma: NEO-VC (NCT02303951); and

•	Vemurafenib Plus Cobimetinib in Metastatic Melanoma (REPOSIT) (NCT02414750).
Under the terms of our collaboration agreement with Genentech for cobimetinib, we are entitled to an initial equal share of U.S. profits and losses for cobimetinib, with our share decreasing as sales increase, and we will share equally in the U.S. marketing and commercialization costs. The profit share has multiple tiers: we are entitled to 50% of profits from the first $200 million of U.S. actual sales, decreasing to 30% of profits from U.S. actual sales in excess of $400 million. We are entitled to low double-digit royalties on ex-U.S. net sales. In November 2013, we exercised an option under the collaboration agreement to co-promote in the United States. As a result of exercising our option to co-promote, we may provide up to 25% of the total sales force for cobimetinib in the United States if commercialized, and will call on customers and otherwise engage in promotional activities using that sales force, consistent with the terms of the collaboration agreement and a co-promotion agreement to be entered into by the parties.
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
Business Highlights for the Three Months Ended March 31, 2015 and Recent Developments
Cabozantinib Granted Fast Track Designation by the FDA for Advanced Renal Cell Carcinoma
On April 8, 2015, the FDA granted Fast Track designation to cabozantinib for the treatment of patients with advanced RCC who have received one prior therapy. Cabozantinib is being evaluated in METEOR, our phase 3 pivotal trial in mRCC. The FDA created the Fast Track process to facilitate the development and expedite the review of drugs to treat serious diseases and address unmet medical needs. Fast Track designation confers important benefits, including the potential eligibility for Priority Review of a NDA, if relevant criteria defined by the FDA are met. We previously announced that we expected top-line results from METEOR to be available in the second quarter of 2015. However, based on the slowing rate at which events associated with the primary endpoint of PFS are occurring, we now expect top-line results to be available late in the second quarter or early in the third quarter of 2015.
Enrollment Target Met for Randomized Phase 2 Study of Cabozantinib Versus Sunitinib in the First-Line Setting
In April 2015 The Alliance for Clinical Trials in Oncology, or The Alliance, notified us that CABOSUN, the randomized phase 2 study of cabozantinib versus sunitinib in the first-line RCC setting, being conducted by The Alliance as part of our collaboration with NCI-CTEP, met its enrollment target of 150 patients who were determined to be intermediate or poor risk by the Heng criteria. The primary endpoint of CABOSUN is PFS. Given the historical PFS duration for sunitinib in similar patients in the first-line setting, we anticipate data from the trial in 2016.
Top-Line Results for Phase 2 Trial of Cabozantinib Versus Paclitaxel in Patients with Persistent or Recurrent Epithelial Ovarian, Fallopian Tube or Primary Peritoneal Cavity Cancer
In April 2015 NCI-CTEP notified us of top-line results from its randomized phase 2 trial (Study GOG-0186K) of cabozantinib versus paclitaxel (1:1) in 111 patients with persistent or recurrent epithelial ovarian, fallopian tube, or primary peritoneal cavity cancer. The trial did not meet its primary endpoint of demonstrating a statistically significant improvement in PFS for patients treated with cabozantinib as compared to paclitaxel. Safety data were consistent with those observed in other trials of cabozantinib. The results of the study are the subject of ongoing analyses and will be submitted by the investigators for presentation at a future medical conference.
Exercise of Option to Extend Maturity Date of our Indebtedness Under our Note Purchase Agreement with Deerfield
On March 4, 2015, pursuant to the terms of our note purchase agreement with Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P., we provided notice of our election to extend the maturity date of the Deerfield Notes (as defined in “--Certain Factors Important to Understanding Our Financial Condition and Results of Operations - Deerfield Facility”) to July 1, 2018. The extension of the Deerfield Notes is expected to occur on July 1, 2015 and will be subject to customary closing conditions. See “--Certain Factors Important to Understanding Our Financial Condition and Results of Operations - Deerfield Facility,” for additional information related to our exercise of the extension option.

Acceptance of New Drug Application for Cobimetinib in Combination with Vemurafenib in Patients with BRAF V600 Mutation-Positive Advanced Melanoma
In February 2015, the FDA accepted for review Genentech’s NDA for cobimetinib in combination with vemurafenib in previously untreated patients with unresectable locally advanced melanoma harboring a BRAF V600 mutation. The FDA has granted priority review to the NDA, with a PDUFA date of August 11, 2015. Priority Review is granted to a pharmaceutical product that, if approved, would meet an unmet medical need for a serious and life-threatening condition. Cobimetinib previously received Fast Track designation from the FDA for this indication. See “--Collaborations - Cobimetinib Collaboration,” for additional information related to our collaboration with Genentech.
Certain Factors Important to Understanding Our Financial Condition and Results of Operations
Successful development of drugs is inherently difficult and uncertain. Our business requires significant investments in research and development over many years, and products often fail during the research and development process. Our long-term prospects depend upon our ability, and the ability of our partners, to successfully commercialize new therapeutics in highly competitive areas such as cancer treatment. Our financial performance is driven by many factors, including those described below, and is subject to the risks set forth in Part II, Item 1A - Risk Factors.
Limited Sources of Revenues and the Need to Raise Additional Capital
We have incurred net losses since inception through the three months ended March 31, 2015, with the exception of the 2011 fiscal year. We anticipate net losses and negative operating cash flow for the foreseeable future. For the three months ended March 31, 2015, we incurred a net loss of $35.2 million and as of March 31, 2015, we had an accumulated deficit of $1.8 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year other than the 2011 fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013 and from the commercial launch through March 31, 2015, we have generated $49.5 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research.
The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ, our share of the net profits and losses for the commercialization for cobimetinib in the U.S., if any, the receipt of royalties from cobimetinib sales outside the U.S., if any, partnering activities for cabozantinib, other license and contract revenues, and the level of expenses primarily with respect to development and commercialization activities for cabozantinib.
As of March 31, 2015, we had $197.6 million in cash and investments, which included $107.2 million available for operations, $6.1 million of short-term restricted investments available for public debt service obligations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $2.7 million of long-term restricted investments. Taking into account our cost saving measures, including the planned effects of the 2014 Restructuring that we initiated on September 2, 2014, and the expected extension of the maturity date of the Deerfield Notes to July 1, 2018, we anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues will enable us to maintain our operations through the first quarter of 2016. While a forecast of future events is inherently uncertain, our ability to sustain our business operations through the first quarter of 2016 is highly dependent on the results of METEOR, the commercial success of COMETRIQ and the revenues we generate as well as the commercial success of cobimetinib and our share of related net profits and losses, and royalties under our collaboration with Genentech. Consistent with the actions we have taken in the past, we will prioritize necessary and appropriate steps to ensure the continued operation of our business and preservation of the value of our assets beyond the first quarter of 2016, including but not limited to actions such as further reductions in headcount, additional consolidation of administrative functions, asset sales and additional curtailment of our development activities. However, our future capital requirements will be substantial, and we may need to access additional capital. We may seek additional capital to support future operations through licensing, partnering or other strategic collaborative arrangements, and we may pursue the issuance of equity or debt securities or external borrowings. It is unclear when any such transactions will occur, on satisfactory terms or at all. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of pharmaceutical development and business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us.
For a description of the factors upon which our capital requirements depend, please see “– Liquidity and Capital Resources – Capital Requirements.”
Clinical Development and Commercialization of Cabozantinib
Our primary development and commercialization program is focused on cabozantinib, our wholly-owned inhibitor of multiple receptor tyrosine kinases, currently approved under the brand name COMETRIQ in the United States and the European Union for the treatment of metastatic MTC. However, cabozantinib may fail to show adequate safety or efficacy as an anti-cancer drug in clinical testing in other types of cancer. For example, our two phase 3 clinical trials (COMET-1 and COMET-2) of cabozantinib in metastatic castration-resistant prostate cancer, or mCRPC failed to meet their primary endpoints. Based on the outcomes of the COMET trials, we have terminated the clinical development of cabozantinib in mCRPC, and other studies in mCRPC sponsored by us, including a randomized phase 2 study of cabozantinib in combination with abiraterone, have been halted.
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
The commercial success of COMETRIQ depends upon the degree of market acceptance of COMETRIQ among physicians, patients, health care payers, and the medical community. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportional compared to the revenues we may be able to generate on sales of COMETRIQ and have an adverse impact on our results of operations. Further, if cabozantinib is approved for the treatment of an indication beyond the approved MTC indication, we expect to incur an increase in commercialization expenses in connection with any such approval.
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
In connection with the offering of the 2019 Notes, $36.5 million of the proceeds were deposited into an escrow account which contains an amount of permitted securities sufficient to fund, when due, the total aggregate amount of the first six scheduled semi-annual interest payments on the 2019 Notes. As of March 31, 2015, we have used $30.6 million of the amount held in the escrow account to pay the required semi-annual interest payments. The amount held in the escrow account as of March 31, 2015, was $6.1 million and is included in short-term restricted cash and investments. We have pledged our interest in the escrow account to the Trustee as security for our obligations under the 2019 Notes.

Deerfield Facility
In June 2010, we entered into a note purchase agreement with Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P., or the Original Deerfield Purchasers, pursuant to which, on July 1, 2010, we sold to the Original Deerfield Purchasers an aggregate of $124.0 million principal amount of our Secured Convertible Notes due July 1, 2015, which we refer to as the Deerfield Notes, for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. As of both March 31, 2015 and December 31, 2014, the remaining outstanding principal balance on the Deerfield Notes was $104.0 million which, subject to certain restrictions, is payable in cash or in stock at our discretion. We refer to the Original Deerfield Purchasers and the New Deerfield Purchasers (identified below) collectively as Deerfield.
The outstanding principal amount of the Deerfield Notes bears interest in the annual amount of $6.0 million, payable quarterly in arrears. During the three months ended March 31, 2015 and 2014, total interest expense for the Deerfield Notes was $4.4 million and $4.2 million, respectively, including the stated coupon rate and the amortization of the debt discount and debt issuance costs. The non-cash expense relating to the amortization of the debt discount and debt issuance costs was $2.9 million and $2.7 million, respectively, during those periods. The balance of unamortized fees and costs was $0.9 million and $1.4 million as of March 31, 2015 and December 31, 2014, respectively, which is included in Other assets on the accompanying Consolidated Balance Sheets.
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
On January 22, 2014, the note purchase agreement was further amended to provide us with an option to extend the maturity date of our indebtedness under the note purchase agreement. Upon our election to extend the maturity date, Deerfield Partners, L.P. and Deerfield International Master Fund, L.P., or the New Deerfield Purchasers, would acquire $100 million principal amount of the Deerfield Notes, the maturity date of the Deerfield Notes would be extended to July 1, 2018, and, the Deerfield Notes would bear interest on and after July 2, 2015 at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum. On March 4, 2015, we provided Deerfield notice of our election to extend the maturity date of the Deerfield Notes.  The acquisition and extension of the Deerfield Notes is expected to occur on July 1, 2015 and will be subject to customary closing conditions, including the absence of an event of default by us and the accuracy of certain of our representations and warranties set forth in the note purchase agreement, each as of July 1, 2015.
On July 10, 2014, the parties further amended the note purchase agreement to clarify certain provisions of the note purchase agreement.
In each of January 2014 and 2013, we made mandatory prepayments of $10.0 million on the Deerfield Notes. We were required to make an additional mandatory prepayment on the Deerfield Notes in January 2015 equal to 15% of certain revenues from collaborative arrangements, which we refer to as Development/Commercialization Revenue, received during the prior fiscal year, subject to a maximum prepayment amount of $27.5 million. We received no such revenues during the fiscal year ended December 31, 2014 and therefore made no minimum prepayment in January 2015. If the expected extension of the Deerfield Notes occurs, our obligation to make annual mandatory prepayments equal to 15% of Development/Commercialization Revenue received by us during the prior fiscal year will apply in each of 2016, 2017 and 2018. However, we will only be obligated to make any such annual mandatory prepayment if the New Deerfield Purchasers provide notice to us of their election to receive the prepayment. Mandatory prepayments relating to Development/Commercialization Revenue will continue to be subject to a maximum annual prepayment amount of $27.5 million. The definition of “Development/Commercialization Revenue” expressly excludes any sale or distribution of drug or pharmaceutical products in the ordinary course of our business, and any proceeds from any Intellectual Property Sales (as further described below).
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
Under the note purchase agreement, we may voluntarily prepay the principal amount of the Deerfield Notes as follows (the amount at which we repay in each case below is referred to as the Prepayment Price):

•
Prior to July 1, 2015: we may prepay all of the principal amount of the Deerfield Notes at any time at a prepayment price equal to the outstanding principal amount, plus accrued and unpaid interest through the date of such prepayment, plus all interest that would have accrued on the principal amount of the Deerfield Notes between the date of such prepayment and the applicable maturity date of the Deerfield Notes if the outstanding principal amount of the Deerfield Notes had remained outstanding through the applicable maturity date, plus all other accrued and unpaid obligations; and

•
If the expected extension occurs: we may at our sole discretion, prepay all of the principal amount of the Deerfield Notes at a prepayment price equal to 105% of the outstanding principal amount of the Deerfield Notes, plus all accrued and unpaid interest through the date of such prepayment, plus, if prior to July 1, 2017, all interest that would have accrued on the principal amount of the Deerfield Notes between the date of such prepayment and July 1, 2017, if the outstanding principal amount of the Deerfield Notes as of such prepayment date had remained outstanding through July 1, 2017, plus all other accrued and unpaid obligations, collectively referred to as the Prepayment Price.

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
In connection with the January 2014 amendment to the note purchase agreement, on January 22, 2014 we issued to the New Deerfield Purchasers two-year warrants, which we refer to as the 2014 Deerfield Warrants, to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $9.70 per share. Upon our election to extend the maturity date of the Deerfield Notes occurs, the exercise price of the 2014 Deerfield Warrants was reset to $3.445 per share and the term was extended by two years to January 22, 2018. The 2014 Deerfield Warrants contain certain limitations that prevent the holder of the 2014 Deerfield Warrants from acquiring shares upon exercise of a 2014 Deerfield Warrant that would result in the number of shares beneficially owned by the holder to exceed 9.98% of the total number of shares of our common stock then issued and outstanding. The number of shares for which the 2014 Deerfield Warrants are exercisable and the associated exercise prices are subject to certain adjustments as set forth in the 2014 Deerfield Warrants. In addition, upon certain changes in control of Exelixis, to the extent the 2014 Deerfield Warrants are not assumed by the acquiring entity, or upon certain defaults under the 2014 Deerfield Warrants, the holder has the right to net exercise the 2014 Deerfield Warrants for shares of common stock, or be paid an amount in cash in certain circumstances where the current holders of our common stock would also receive cash, equal to the Black-Scholes Merton value of the 2014 Deerfield Warrants.
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
Loan Agreement with Silicon Valley Bank
On May 22, 2002, we entered into a loan and security agreement with Silicon Valley Bank for an equipment line of credit. On December 21, 2004, December 21, 2006 and December 21, 2007, we amended the loan and security agreement to provide for additional equipment lines of credit and on June 2, 2010, we further amended the loan and security agreement to provide for a new seven-year term loan in the amount of $80.0 million. As of March 31, 2015, the combined outstanding principal balance due under the lines of credit and term loan was $80.2 million, compared to $80.4 million as of December 31, 2014. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We are required to repay any advances under an equipment line of credit in 48 equal monthly payments of principal and interest. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. We have the option to prepay without penalty any advance under an equipment line of credit other than advances under a single equipment line of credit, which has a 1.0% prepayment penalty, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment. In accordance with the terms of the loan and security agreement, we are required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement (although we are entitled to retain income earned or the amounts maintained in such accounts). Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.0%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement.
2014 Restructuring
On September 2, 2014, as a consequence of the failure of COMET-1, one of our two phase 3 pivotal trials of cabozantinib in mCRPC, to meet its primary endpoint of demonstrating a statistically significant increase in overall survival for patients treated with cabozantinib as compared to prednisone, we initiated the 2014 Restructuring to reduce our workforce. Personnel reductions were initiated across our entire organization and have resulted in an ongoing workforce of approximately 85 full-time employees. The principal objective of the 2014 Restructuring was to enable us to focus our financial resources on the phase 3 pivotal trials of cabozantinib in mRCC and advanced HCC.
We expect to record an aggregate restructuring charge related to one-time employee termination benefits of approximately $6.0 million, of which approximately 95% has been recorded from inception of the 2014 Restructuring through March 31, 2015 and the remainder is expected to be recorded during the three months ended June 30, 2015. Although we do not yet have contractual commitments in place, we have made progress towards subleasing our facilities and we currently expect to incur between $2 million and $6 million in additional facility-related charges as we exit certain facilities. We expect to record these facility-related charges during the remainder of fiscal year 2015 as they become determinable and as we exit certain facilities. We will not be able to predict our long-term facilities requirements with certainty until top-line results from METEOR become available, and we intend to re-evaluate and update such requirements upon the occurrence of this event.
We have recorded a $0.4 million restructuring recovery during the three months ended March 31, 2015.
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

Revenue Recognition
Product Sales
We recognize revenue when it is both realized or realizable and earned, meaning persuasive evidence of an arrangement exists, delivery has occurred, title has transferred, the price is fixed or determinable, there are no remaining customer acceptance requirements, and collectability of the resulting receivable is reasonably assured. For product sales in the United States, this generally occurs upon delivery of the product at the specialty pharmacy. For product sales in Europe, this generally occurs when our European distribution partner has accepted the product, at which time they are no longer able to return the product.
We sell our product, COMETRIQ, in the United States to a specialty pharmacy that benefits from customer incentives and has a right of return. During previous periods, COMETRIQ had limited sales history and we could not reliably estimate expected future returns, discounts and rebates of the product at the time the product was sold to the specialty pharmacy, therefore we recognized revenue when the specialty pharmacy provided the product to a patient based on the fulfillment of a prescription, frequently referred to as the “sell-through” revenue recognition model. Recently we have established sufficient historical experience and data to reasonably estimate expected future returns of the product and the discounts and rebates due to payors at the time of shipment to the specialty pharmacy. Accordingly, beginning in January 2015 we began to recognize revenue upon delivery to our U.S. specialty pharmacy. This approach is frequently referred to as the “sell-in” revenue recognition model. In connection with the change in the timing of recognition of U. S. COMETRIQ sales, we recorded a one-time adjustment to recognize revenue and related costs that had previously been deferred at December 31, 2014, resulting in additional net product revenues of $2.6 million and a nominal amount of cost of goods sold for the three months ended March 31, 2015.
We also utilize the “sell-in” revenue recognition model for sales to our European distribution partner. Once the European distributer has accepted the product, the product is no longer subject to return; therefore, we record revenue at the time our European distribution partner has accepted the product.
Product Sales Discounts and Allowances
We calculate gross product revenues based on the price that we charge our United States specialty pharmacy and our European distribution partner. We estimate our domestic net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, and (c) estimated costs of patient assistance programs. We estimate our European net product revenues by deducting from our gross product revenues an estimated credit for product originally delivered with expiry of 18 months or less. European net product revenues for the three months ended March 31, 2015 also included the remaining $0.1 million of the $2.4 million project management fee payable to our European distributor upon their achievement of a cumulative revenue goal; no such fees or credits were recognized during the comparable period in 2014. We first determined that the achievement of the revenue goal was probable in the third quarter of 2014 and therefore we recorded project management fees beginning in that period.
We initially record estimates for these deductions at the time we recognize the gross revenue. We update our estimates on a recurring basis as new information becomes available. See “Note 1 - Organization and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a further description of our discounts and allowances.
Other than changes to revenue recognition, there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2015, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Fiscal Year Convention
Exelixis adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2015, a 52-week year, will end on January 1, 2016, and fiscal year 2014, a 53-week year, ended on January 2, 2015. For convenience, references in this report as of and for the fiscal periods ended April 3, 2015 and March 28, 2014, and as of and for the fiscal years ended January 1, 2016 and January 2, 2015, are indicated as being as of and for the periods ended March 31, 2015, March 31, 2014, December 31, 2015, and December 31, 2014, respectively.

Results of Operations – Comparison of Three Month Ended March 31, 2015 and 2014
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Gross product revenues	$10,133	$5,241
Discounts and allowances	(745)	(336)
Total revenues	$9,388	$4,905
Dollar change	$4,483
Percentage change	91%
Revenues relate to the sale of COMETRIQ. The increase in gross product revenues reflects the impact of a change to the “sell-in” method which resulted in the one-time recognition of $2.6 million of deferred revenue attributable to sales to the specialty pharmacy that sells COMETRIQ in the United States as well as the continued ramp up in sales of COMETRIQ following its commercial launch in the United States in January 2013.
For domestic sales, we have transitioned from the “sell-through” method to the “sell-in” method of recognizing product revenue as we have established sufficient history to reasonably estimate expected returns of the product and the discounts and rebates due to payers.
For foreign sales, we also utilize the “sell-in” method to recognize product revenue.
We estimate our net product revenues by deducting discounts and allowances from our gross product revenues. Discounts and allowances for domestic sales include (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, and (c) estimated costs of patient assistance programs. Discounts and allowances for foreign sales for the three months ended March 31, 2015 included the remaining $0.1 million of the $2.4 million one-time project management fee payable to Swedish Orphan Biovitrum (“Sobi”) upon their achievement of a cumulative revenue goal and an estimated credit on product originally delivered within 18 months of expiry; no such fees or credits were recognized during the comparable period in 2014. We first determined that the achievement of the revenue goal was probable in the third quarter of 2014 and therefore we recorded project management fees beginning in that period.
Total revenues by customer were as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Diplomat Specialty Pharmacy	$8,075	$4,825
Sobi	1,313	80
Total revenues	$9,388	$4,905
Dollar change	$4,483
Percentage change	91%
Cost of Goods Sold
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty on net sales of any product incorporating cabozantinib we are required to pay GlaxoSmithKline, indirect labor costs, the cost of manufacturing and other third party logistics costs for our product. A portion of the manufacturing costs for product sales were incurred prior to regulatory approval of COMETRIQ for the treatment of progressive, metastatic MTC and, therefore, were expensed as research and development costs when those costs were incurred, rather than capitalized as inventory.
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of goods sold	$766	$309
Gross margin	92%	94%

The increase in the cost of goods sold for the three months ended March 31, 2015, as compared to the comparable period in 2014, was a result of increased sales of COMETRIQ and increased period costs as well as decreases in the amount of product sold that had been expensed as research and development expense prior to regulatory approval. The cost of goods sold and gross margin we have experienced since our product launch may not be representative of what we may experience going forward. Gross margin percentage is net revenues less cost of goods sold, divided by net revenues.
Research and Development Expenses
Total research and development expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development expenses	$22,282	$54,847
Dollar change	$(32,565)
Percentage change	(59)%
Research and development expenses consist primarily of clinical trial expenses, personnel expenses, allocation of general corporate costs, consulting and outside services, temporary personnel expenses and stock-based compensation.
The decrease in research and development expenses for the three months ended March 31, 2015, as compared to the comparable period in 2014, was primarily related to a $21.3 million, or 63%, net decrease in clinical trial costs, which includes services performed by third-party contract research organizations and other vendors who support our clinical trials. The decrease in clinical trial costs was predominantly due to decreases in costs related to COMET-1 and COMET-2, our phase 3 pivotal trials in metastatic CRPC which we terminated in September 2014, a reduction of general program level costs, and a $7.5 million comparator drug purchase that occurred during for the three months ended March 31, 2014 for METEOR, our phase 3 pivotal trial in mRCC; there was no such purchase for the three months ended March 31, 2015. Those decreases were partially offset by increases in other costs related to METEOR for the three months ended March 31, 2015.
Decreases in research and development expenses for the three months ended March 31, 2015 also related to personnel expenses, consulting and outside services and stock-based compensation. Personnel expenses decreased by $5.8 million for the three months ended March 31, 2015 as compared to the comparable period in 2014 primarily due to workforce reductions undertaken as a consequence of the failure of COMET-1. Consulting and outside services decreased by $1.4 million for the three months ended March 31, 2015, as compared to the comparable period in 2014 primarily as a result of decreases in clinical development consulting activities and the use of outside medical safety liaisons. Stock-based compensation decreased by $0.9 million for the three months ended March 31, 2015 as compared to the comparable period in 2014 due to a decrease in outstanding awards and unvested options without performance objectives.
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
We expect to continue to incur significant development costs for cabozantinib in future periods as we evaluate its potential in a broad development program comprising over forty-five clinical trials, across multiple indications, including two ongoing phase 3 pivotal trials focusing on mRCC and advanced HCC. In addition, postmarketing commitments in connection with the approvals of COMETRIQ in MTC dictate that we conduct additional studies in that indication. It is difficult to predict the magnitude of our research and development expenses as such expenses will be dependent on the outcome of our ongoing phase 3 clinical trials.
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
Selling, General and Administrative Expenses
Total selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Selling, general and administrative expenses	$9,531	$14,691
Dollar change	$(5,160)
Percentage change	(35)%
Selling, general and administrative expenses consist primarily of personnel expenses, consulting and outside services, facility costs, employee stock-based compensation expense, marketing, and legal and accounting costs.
The decrease in selling, general and administrative expenses for the three months ended March 31, 2015, as compared to the comparable period in 2014, was primarily related to personnel expenses, consulting and outside services, legal and accounting costs and stock-based compensation. Those decreases were partially offset by an increase in marketing costs. Personnel expenses decreased by $3.5 million for the three months ended March 31, 2015 as compared to the comparable period in 2014 primarily due to workforce reductions undertaken as a consequence of the failure of COMET-1. Consulting and outside services decreased by $1.4 million for the three months ended March 31, 2015, as compared to the comparable period in 2014 primarily as a result of decreases in marketing research activities, a reduction in fixed fees paid to Sobi, reductions in outside services for facilities we are no longer occupying and our Board of Director’s decision to receive stock awards in lieu of cash compensation for services rendered during the fourth quarter of 2014 and all of 2015. Legal and accounting costs decreased by $1.2 million for the three months ended March 31, 2015 as compared to the comparable period in 2014 primarily due to decreases in activities related to patent filings and defense. Stock-based compensation decreased by $1.2 million for the three months ended March 31, 2015 as compared to the comparable period in 2014 due to a decrease in outstanding awards and unvested options without performance objectives. Those decreases were partially offset by a $1.5 million increase in marketing expenses, which include our share of the pre-commercial preparation expenses for cobimetinib under our collaboration agreement with Genentech.
We are unable to predict the magnitude of our selling, general and administrative expenses as such expenses will be dependent on the outcome of our ongoing phase 3 clinical trials.
Restructuring Charge
On September 2, 2014, as a consequence of the failure of COMET-1, one of our two phase 3 pivotal trials of cabozantinib in mCRPC, to meet its primary endpoint of demonstrating a statistically significant increase in overall survival for patients treated with cabozantinib as compared to prednisone, we initiated the 2014 Restructuring to reduce our workforce. Personnel reductions were initiated across our entire organization and have resulted in an ongoing workforce of approximately 85 full-time employees. The principal objective of the 2014 Restructuring was to enable us to focus our financial resources on the phase 3 pivotal trials of cabozantinib in mRCC and advanced HCC.
We expect to record an aggregate restructuring charge related to one-time employee termination benefits of approximately $6.0 million, of which approximately 95% has been recorded from inception of the 2014 Restructuring through March 31, 2015 and the remainder is expected to be recorded during the three months ended June 30, 2015. Although we do not yet have contractual commitments in place, we have made progress towards subleasing our facilities and we currently expect to incur between $2 million and $6 million in additional facility-related charges as we exit certain facilities. We expect to record these facility-related charges during the remainder of fiscal year 2015 as they become determinable and as we exit certain facilities. We will not be able to predict our long-term facilities requirements with certainty until top-line results from METEOR become available, and we intend to re-evaluate and update such requirements upon the occurrence of this event.

Total restructuring (recovery) charge for both for restructurings initiated in 2010 (the “2010 Restructurings”) and 2014 Restructuring was as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Restructuring (recovery) charge	$(431)	$46
Dollar change	$(477)
Percentage change	(1,037)%
The restructuring recovery for the three months ended March 31, 2015 was primarily related to recoveries on the sale of assets removed from service as a result of our restructuring plans. For the three months ended March 31, 2015 and 2014, we recorded restructuring charges of $0.4 million and $46 thousand, respectively the 2010 Restructurings related to the effect of the passage of time on our discounted cash flow computations for the exit, in prior periods, of certain of our South San Francisco buildings. During the three months ended March 31, 2015 we also recorded $0.3 million in additional charges due to changes in assumptions regarding anticipated sublease activities. During the three months ended March 31, 2014, restructuring charges were partially offset by $0.1 million in recoveries recorded in connection with the sale of excess equipment and other assets.
Total Other Income (Expense), Net
Total other income (expense), net, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Interest income and other, net	$(7)	$2,131
Interest expense	(12,403)	(11,762)
Total other expense, net	$(12,410)	$(9,631)
Dollar change	$(2,779)
Percentage change	29%
Total other income (expense), net consists primarily of interest expense incurred on our debt, partially offset by interest income earned on our cash and investments and other non-operating gains and losses. Interest expense includes aggregate non-cash interest expense on both the 2019 Notes and the Deerfield Notes of $7.7 million and $7.0 million for the three months ended March 31, 2015 and 2014, respectively. Interest income and other, net for the three months ended March 31, 2015 and 2014 includes $0.5 million in unrealized losses and $1.7 million in unrealized gains, respectively, on the revaluation of the 2014 Deerfield Warrants.
Liquidity and Capital Resources
Sources and Uses of Cash
The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss	$(35,170)	$(74,619)
Net cash used in operating activities	(45,086)	(72,086)
Net cash provided by investing activities	49,895	60,360
Net cash (used in) provided by financing activities	(217)	65,287
Net increase in cash and cash equivalents	4,592	53,561
Cash and cash equivalents at beginning of period	80,395	103,978
Cash and cash equivalents at end of period	$84,987	$157,539
We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013 and from the commercial launch through March 31, 2015, we have generated $49.5 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. For a discussion of potential future capital requirements, please see “– Liquidity and Capital Resources – Capital Requirements.”
Operating Activities
Our operating activities used cash of $45.1 million for the three months ended March 31, 2015, compared to $72.1 million for the same period in 2014.
Cash used in operating activities for the three months ended March 31, 2015 related primarily to our $32.1 million operating expenses for the period, less non-cash expenses for accretion of debt discount totaling $7.7 million on the Deerfield Notes and the 2019 Notes and stock-based compensation totaling $1.7 million. Our operating expenses were largely attributable to the development of cabozantinib. In addition, we made cash payments that resulted in a $10.6 million reduction in accrued clinical trial liabilities, a $3.4 million reduction in accounts payable and other accrued expenses, and a $1.8 million increase in prepaid expenses and other assets during the period. We also paid $2.0 million for restructuring activities.
Cash used in operating activities for the three months ended March 31, 2014 related primarily to our $69.9 million operating expenses for the period, less non-cash expenses for accretion of debt discount totaling $7.0 million and stock-based compensation totaling $3.8 million. We also made cash payments that resulted in a $10.3 million reduction in accounts payable and other accrued expenses. In addition, we paid $1.4 million for restructuring activities during the period.
Operating cash flows can differ from our consolidated net loss as a result of differences in the timing of cash receipts and earnings recognition and non-cash charges
Investing Activities
Our investing activities provided cash of $49.9 million for the three months ended March 31, 2015, compared to cash provided of $60.4 million for the same period in 2014.
Cash provided by investing activities for the three months ended March 31, 2015 was primarily due to the maturity of unrestricted and restricted investments of $65.2 million, less investment purchases of $16.0 million.
Cash provided by investing activities for the three months ended March 31, 2014 was primarily due to the maturity of unrestricted and restricted investments of $96.9 million, less investment purchases of $36.4 million.
Financing Activities
Our financing activities used cash of $0.2 million for the three months ended March 31, 2015, compared to cash provided of $65.3 million for the same period in 2014.
Cash used for financing activities for the three months ended March 31, 2015 was due to principal payments on debt of $0.2 million.
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
Capital Requirements
We have incurred net losses since inception through the three months ended March 31, 2015, with the exception of the 2011 fiscal year. We anticipate net losses and negative operating cash flow for the foreseeable future. For the three months ended March 31, 2015, we incurred a net loss of $35.2 million and as of March 31, 2015, we had an accumulated deficit of $1.8 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each year other than 2011, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013 and from the commercial launch through March 31, 2015, we have generated $49.5 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research.
The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ, our share of the net profits and losses for the commercialization for cobimetinib in the U.S., if any, the receipt of royalties from cobimetinib sales outside the U.S., if any, partnering activities for cabozantinib, other license and contract revenues, and the level of expenses primarily with respect to development and commercialization activities for cabozantinib.
As of March 31, 2015, we had $197.6 million in cash and investments, which included $107.2 million available for operations, $6.1 million of short-term restricted investments available for public debt service obligations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $2.7 million of long-term restricted investments. Taking into account our cost saving measures, including the planned effects of the 2014 Restructuring that we initiated on September 2, 2014, and the expected extension of the maturity date of the Deerfield Notes to July 1, 2018, we anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues will enable us to maintain our operations through the first quarter of 2016. While a forecast of future events is inherently uncertain, our ability to sustain our business operations through the first quarter of 2016 is highly dependent on the results of METEOR, the commercial success of COMETRIQ and the revenues we generate as well as the commercial success of cobimetinib and our share of related net profits and losses, and royalties under our collaboration with Genentech. Consistent with the actions we have taken in the past, we will prioritize necessary and appropriate steps to ensure the continued operation of our business and preservation of the value of our assets beyond the first quarter of 2016, including but not limited to actions such as further reductions in headcount, additional consolidation of administrative functions, asset sales and additional curtailment of our development activities. However, our future capital requirements will be substantial, and we may need to access additional capital. We seek additional capital to support future operations through licensing, partnering or other strategic collaborative arrangements, and we may pursue the issuance of equity or debt securities or external borrowings. It is unclear when any such transactions will occur, on satisfactory terms or at all. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of pharmaceutical development and business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us.
Our capital requirements will depend on many factors including but not limited to:

•	the progress and scope of the development and commercialization activities with respect to cabozantinib;

•	the commercial success of COMETRIQ and the revenues we generate;

•	our obligation to share U.S. marketing and commercialization costs for cobimetinib under our collaboration with Genentech;

•
the commercial success of cobimetinib and our share of related profits and losses for the commercialization of cobimetinib in the U.S. and receipt of royalties from cobimetinib sales outside the U.S. under our collaboration with Genentech;

•
repayment of the $104.0 million principal amount outstanding of the Deerfield Notes, which mature on July 1, 2015, unless the expected extension occurs, in which case we will also be required to make a mandatory prepayment in each of 2016, 2017 and 2018 equal to 15% of certain revenues from collaborative arrangements (other than intercompany arrangements) received during the prior fiscal year, subject to a maximum prepayment amount of $27.5 million;

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
Contractual Obligations
We have contractual obligations in the form of debt, loans payable, operating leases, purchase obligations and other long-term liabilities. As a result of our election to extend the maturity date of the Deerfield Notes to 2018, $97.4 million the outstanding principal has been reclassified from current to long-term liabilities as of March 31, 2015. There were no other material changes outside of the ordinary course of business in our contractual obligations from those as of December 31, 2014.
Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks at March 31, 2015 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. As of both March 31, 2015, and December 31, 2014, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $7.8 million.
In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. As of March 31, 2015, and December 31, 2014, approximately $4.3 million and $5.5 million, respectively, of our clinical accrual balance was owed in foreign currencies. An adverse change of one percentage point in the foreign currency exchange rates would not have resulted in a material impact for any periods presented. We recorded a $0.2 million gain and a $44 thousand loss relating to foreign exchange fluctuations for the three months ended March 31, 2015 and 2014, respectively.
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
We have marked with an asterisk (*) those risk factors below that reflect substantive changes in risks facing us from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2015 filed with the Securities and Exchange Commission on March 2, 2015.
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

As of March 31, 2015, we had $197.6 million in cash and investments, which included $107.2 million available for operations, $6.1 million of short-term restricted investments available for public debt service obligations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $2.7 million of long-term restricted investments. Taking into account our cost saving measures, including the planned effects of the 2014 Restructuring that we initiated on September 2, 2014, and the expected extension of the maturity date of the Deerfield Notes to July 1, 2018, we anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues will enable us to maintain our operations through the first quarter of 2016. While a forecast of future events is inherently uncertain, our ability to sustain our business operations the first quarter of 2016 is highly dependent on the results of METEOR, the commercial success of COMETRIQ and the revenues we generate as well as the commercial success of cobimetinib and our share of related net profits and losses, and royalties under our collaboration with Genentech. Consistent with the actions we have taken in the past, we will prioritize necessary and appropriate steps to ensure the continued operation of our business and preservation of the value of our assets beyond the first quarter of 2016, including but not limited to actions such as further reductions in headcount, additional consolidation of administrative functions, asset sales and additional curtailment of our development activities. However, our future capital requirements will be substantial, and we may need to access additional capital. We may seek additional capital to support future operations through licensing, partnering or other strategic collaborative arrangements, and we may pursue the issuance of equity or debt securities or external borrowings. It is unclear when any such transactions will occur, on satisfactory terms or at all. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of pharmaceutical development and business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us.
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

•
the commercial success of cobimetinib and our share of related profits and losses for the commercialization of cobimetinib in the U.S. and receipt of royalties from cobimetinib sales outside the U.S. under our collaboration with Genentech;

•
repayment of the $104.0 million principal amount outstanding of the Deerfield Notes, which mature on July 1, 2015, unless the expected extension occurs, in which case we will also be required to make a mandatory prepayment in each of 2016, 2017 and 2018 equal to 15% of certain revenues from collaborative arrangements (other than intercompany arrangements) received during the prior fiscal year, subject to a maximum prepayment amount of $27.5 million;

•	our ability to repay the Deerfield Notes with our common stock, which we are only able to do under specified conditions;

•	repayment of our $287.5 million aggregate principal amount of the 2019 Notes, which mature on August 15, 2019, unless earlier converted, redeemed or repurchased;

•
whether we enter into new collaboration agreements, licensing agreements or other arrangements (including, in particular, with respect to cabozantinib outside of the U.S.) that provide additional capital;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the amount of our cash and cash equivalents, short- and long-term investments that serve as collateral for bank lines of credit;

•	future clinical trial results;

•	our need to expand our product and clinical development efforts;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research drug supply for our clinical trials;

•	the effect of competing technological and market developments; and

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights.
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
We have incurred net losses since inception through the three months ended March 31, 2015, with the exception of the 2011 fiscal year. We anticipate net losses and negative operating cash flow for the foreseeable future. For the three months ended March 31, 2015, we incurred a net loss of $35.2 million and as of March 31, 2015, we had an accumulated deficit of $1.8 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each year other than 2011, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013 and from the commercial launch through March 31, 2015, we have generated $49.5 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research.
The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ, our share of the net profits and losses for the commercialization for cobimetinib in the U.S., if any, the receipt of royalties from cobimetinib sales outside the U.S., if any, partnering activities for cabozantinib, other license and contract revenues, and the level of expenses primarily with respect to development and commercialization activities for cabozantinib.
Our significant level of indebtedness could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.
We have significant amount of additional indebtedness and substantial debt service requirements as a result of the Deerfield Notes, our loan and security agreement with Silicon Valley Bank and the 2019 Notes. As of March 31, 2015, our total consolidated indebtedness through maturity was $471.7 million (excluding trade payables). We may also incur additional indebtedness to meet future financing needs. If we incur additional indebtedness, it would increase our interest expense, leverage and operating and financial costs.
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
We may not realize the expected benefits of our cost-saving initiatives.*
Reducing costs is a key element of our current business strategy. On September 2, 2014, as a consequence of the failure of COMET-1, one of our two phase 3 pivotal trials of cabozantinib in mCRPC, to meet its primary endpoint of demonstrating a statistically significant increase in overall survival for patients treated with cabozantinib as compared to prednisone, we initiated the 2014 Restructuring to reduce our workforce. Personnel reductions were initiated across our entire organization and have resulted in an ongoing workforce of approximately 85 full-time employees. The principal objective of the 2014 Restructuring was to enable us to focus our financial resources on the phase 3 pivotal trials of cabozantinib in mRCC and advanced HCC.
We expect to record an aggregate restructuring charge related to one-time employee termination benefits of approximately $6.0 million, of which approximately 95% has been recorded from inception of the 2014 Restructuring through March 31, 2015 and the remainder is expected to be recorded during the three months ended June 30, 2015. Although we do not yet have contractual commitments in place, we have made progress towards subleasing our facilities and we currently expect to incur between $2 million and $6 million in additional facility-related charges as we exit certain facilities. We expect to record these facility-related charges during the remainder of fiscal year 2015 as they become determinable and as we exit certain facilities. We will not be able to predict our long-term facilities requirements with certainty until top-line results from METEOR become available, and we intend to re-evaluate and update such requirements upon the occurrence of this event.
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
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this report we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since March 31, 2015, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.
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
The success of our business is dependent upon the successful development and commercialization of cabozantinib. As part of our strategy, we are dedicating substantially all of our proprietary resources to advance cabozantinib as aggressively as possible. On November 29, 2012, the FDA approved cabozantinib for the treatment of progressive, metastatic MTC in the United States under the brand name COMETRIQ(R), and we commercially launched COMETRIQ in late January 2013. In March 2014, the European Commission approved cabozantinib for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC, also under the brand name COMETRIQ. The European Commission granted conditional marketing authorization following a positive opinion from CHMP, issued in December 2013. We view the approvals of COMETRIQ by the FDA and European Commission for MTC as transitional events towards our objective of developing cabozantinib into a significant oncology franchise. Our ability to realize this objective is contingent on, among other things, successful clinical development, regulatory approval and market acceptance of cabozantinib. The failure of COMET-1 and COMET-2, our two phase 3 pivotal trials of cabozantinib in mCRPC, to meet their respective primary endpoints has impacted our ability to achieve our development and commercialization goals for cabozantinib. If we encounter additional difficulties in the development of cabozantinib in other indications beyond MTC due to any of the factors discussed in this “Risk Factors” section or otherwise, or we do not receive regulatory approval in such indications or are unable to successfully commercialize cabozantinib in such other indications, if approved, we will not have the resources necessary to continue our business in its current form.
We are dependent on the successful development and commercialization of cobimetinib, and rely heavily on our partner, Genentech, for achieving that success.*
We have entered into a worldwide collaboration agreement with Genentech for the development and commercialization of cobimetinib, a compound discovered by Exelixis and licensed to Genentech in 2009 after determination of the maximum tolerated dose in a phase 1 clinical trial. Genentech is responsible for cobimetinib’s clinical development and, if cobimetinib is approved, for worldwide commercialization. Under the terms of our collaboration agreement, we are entitled to an initial equal share of U.S. profits and losses for cobimetinib, with our share decreasing as sales increase, and we will share equally in the U.S. marketing and commercialization costs. Pursuant to our collaboration agreement, we may provide up to 25% of the total sales force for cobimetinib in the United States, if cobimetinib is commercialized.
On September 29, 2014, positive results from coBRIM, a phase 3 pivotal trial evaluating cobimetinib in combination with vemurafenib in previously untreated patients with unresectable locally advanced melanoma harboring a BRAF V600 mutation, were reported at the ESMO 2014 Congress. The trial met its primary endpoint of demonstrating a statistically significant increase in investigator-determined PFS. On the basis of data from the coBRIM trial, Roche submitted a MAA for cobimetinib in combination with vemurafenib in the European Union in September 2014. In the United States, Genentech submitted its NDA in December 2014 and the FDA has granted the NDA priority review, with a projected action date of August 11, 2015.
Under the terms of our collaboration agreement, we rely heavily upon Genentech’s leadership and expertise to further develop cobimetinib. Any significant changes to Genentech’s business strategy and priorities, over which we have no control, could adversely affect Genentech’s willingness or ability to complete their obligations under our agreement and result in harm to our business and operations. Genentech has complete financial responsibility for cobimetinib’s development program, and we are not able to control the amount or timing of resources that Genentech will devote to the product. Of particular significance are Genentech’s development efforts with respect to the combination of cobimetinib with immune-oncology agents, a promising and competitive area of clinical research. While Genentech is currently conducting a phase 1b clinical trial combining cobimetinib with the Genentech PD-L1 antibody (MPDL3280A), we are dependent on Genentech for all future development of cobimetinib in combination with MPDL3280A or any other immune-oncology agents. Regardless of Genentech’s efforts toward the further development of cobimetinib, such additional clinical investigation may not provide positive data supporting product label expansions or approval in additional indications.
We are similarly dependent upon Genentech’s strategic and tactical planning and decision-making with regard to the commercialization of cobimetinib; and, in addition, during the period prior to commercialization, we are obligated to reimburse half of Genentech’s costs for commercializing the drug in the U.S.  Regardless of the level of Genentech’s investment in cobimetinib, the compound may not be accepted by physicians, patients, health care payers, such as Medicare and Medicaid, and the medical community.
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

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information;

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
Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who are expected to prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business. International laws, such as the EU Data Privacy Directive (95/46/EC) and Swiss Federal Act on Data Protection, regulate the processing of personal data within Europe and between European countries and the United States. Failure to provide adequate privacy protections and maintain compliance with safe harbor mechanisms could jeopardize business transactions across borders and result in significant penalties.
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

Competition for cabozantinib
We believe that the principal competing anti-cancer therapy to COMETRIQ in progressive, metastatic MTC is AstraZeneca’s RET, VEGFR and EGFR inhibitor vandetanib, which has been approved by the FDA and the EMA for the treatment of symptomatic or progressive MTC in patients with unresectable, locally advanced, or metastatic disease. In addition, we believe that COMETRIQ also faces competition as a treatment for progressive, metastatic MTC from off-label use of Bayer’s and Onyx Pharmaceuticals’ (a wholly-owned subsidiary of Amgen) multikinase inhibitor sorafenib, Pfizer’s multikinase inhibitor sunitinib, Ariad Pharmaceutical’s multikinase inhibitor ponatinib, Novartis’ multikinase inhibitor pazopanib and Eisai’s multikinase inhibitor lenvatinib.
We believe that if cabozantinib is approved for the treatment of the indications for which we currently have ongoing phase 3 pivotal trials, its potential principal competition in such indications may include the following:

•
RCC: Pfizer’s axitinib, sunitinib and temsirolimus; Novartis’ everolimus and pazopanib; Bayer’s and Onyx Pharmaceuticals’ sorafenib; Genentech’s bevacizumab; Eisai’s lenvatinib; and Bristol-Myers Squibb’s nivolumab; and

•	HCC: Bayer’s and Onyx Pharmaceuticals’ sorafenib; Bayer’s regorafenib; ArQule’s tivantinib; and Eisai’s lenvatinib.
Examples of potential competition for cabozantinib in other cancer indications include: other VEGF pathway inhibitors, including Genentech’s bevacizumab; other RET inhibitors including Eisai’s lenvatinib and Ariad’s ponatinib; and other MET inhibitors, including Amgen’s AMG 208, Pfizer’s crizotinib, ArQule’s tivantinib, and Mirati’s MGCD265; and immune-oncology agents such as Bristol-Myers Squibb’s ipilimumab and nivolimab and Merck’s pembrolizumab.
Competition for cobimetinib
We believe that if cobimetinib is approved for the treatment of advanced melanoma, its potential principal competition amongst targeted agent's may include Novartis’ trametinib and dabrafenib, and Array’s ecorafenib and binimetinib; and within the class of immune-oncology agents, Bristol-Myers Squibb’s ipilimumab and nivolumab and Merck’s pembrolizumab. The second category, immune-oncology agents, are of particular competitive importance vis-a-vis cobimetinib in advanced melanoma as they are already FDA approved in melanoma patient populations that overlap with those that may be eligible for cobimetinib, they have been rapidly incorporated into the National Comprehensive Cancer Network treatment guidelines, and they are viewed with a high degree of enthusiasm by physicians and key opinion leaders. Ongoing and future trials incorporating immune-oncology agents, including combination trials, may further impact usage of cobimetinib in melanoma and potentially in additional tumor types in which cobimetinib may ultimately gain approval.
We lack the manufacturing capabilities and experience necessary to enable us to produce cabozantinib for clinical development or for commercial sale and rely on third parties to do so, which subjects us to various risks.
We do not have the manufacturing capabilities or expertise necessary to enable us to produce materials for our clinical trials or for commercial sale of COMETRIQ and rely on third party contractors to do so. These third parties must comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or cGMP and the European Commission’s Guidelines on Good Distribution Practice. Our current and anticipated future dependence upon these third parties may adversely affect our future profit margins and our ability to develop and commercialize cabozantinib on a timely and competitive basis. These third parties may not be able to produce material on a timely basis or manufacture material at the quality or in the quantity required to meet our development and commercial timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third party manufacturing and supply arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third party manufacturers and suppliers could terminate or decline to renew our manufacturing and supply arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our clinical trials and commercialization efforts may be delayed or otherwise adversely affected.
The manufacturing process for pharmaceutical products is highly regulated and our third party vendors are subject to cGMP. Our third-party manufacturers may not be able to comply with the cGMP regulations, other applicable FDA regulatory requirements or similar regulations applicable outside of the United States. Additionally, if we are required to enter into new manufacturing or supply arrangements, we may not be able to obtain approval from the FDA of any alternate manufacturer or supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of cabozantinib. Failure of our third party manufacturers or suppliers or us to obtain approval from the FDA or to comply with applicable regulations could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of cabozantinib, injunctions, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, any of which could have a significant adverse effect on our business. Our third party manufacturers are subject to routine regulatory inspections. Failure of our third party manufacturers to meet these appropriate standards and/or perform manufacturing as required could result in a batch not passing quality inspection or meeting regulatory approval. This could result in product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could have also a significant adverse effect on our business.
Clinical testing of cabozantinib is a lengthy, costly, complex and uncertain process and may fail to demonstrate safety and efficacy.
Cabozantinib is being evaluated in a comprehensive development program for the treatment of RCC, HCC and a variety of other indications beyond the approved MTC indication. Clinical trials are inherently risky and may reveal that cabozantinib is ineffective or has unacceptable toxicity or other side effects that may significantly decrease the likelihood of regulatory approval in such indications. For example, COMET-1 and COMET-2, our two phase 3 pivotal trials of cabozantinib in mCRPC, failed to meet their respective primary endpoints of demonstrating a statistically significant increase in overall survival for patients treated with cabozantinib as compared to prednisone and to demonstrate improvement in pain response for patients treated by cabozantinib as compared to mitoxantrone/prednisone. Based on the outcome of the COMET trials, we deprioritized the clinical development of cabozantinib in mCRPC.
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
We do not have the ability to independently conduct clinical trials for cabozantinib, including our post-marketing commitments in connection with the approvals of COMETRIQ in MTC, and we rely on third parties we do not control such as the federal government (including NCI-CTEP, with whom we have our CRADA), third-party contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or commercialize cabozantinib for additional indications beyond the approved MTC indication in the United States and European Union.
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
Even if the FDA or a comparable authority in another jurisdiction approves cabozantinib, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, distribution, advertising, promotion, marketing and/or production of cabozantinib and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. For example, in connection with the FDA’s approval of COMETRIQ for the treatment of progressive, metastatic MTC, we are subject to the various post-marketing requirements, including a requirement to conduct a clinical study comparing a lower dose of cabozantinib to the approved dose of 140 mg daily cabozantinib in progressive, metastatic MTC and to conduct other clinical pharmacology and preclinical studies. Failure to complete any post-marketing requirements in accordance with the timelines and conditions set forth by the FDA could significantly increase costs or delay, limit or eliminate the commercialization of cabozantinib. Further, these agencies may also impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.
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
We may be unable to establish a collaboration for cabozantinib outside of the U.S. or other collaborations for selected preclinical and clinical compounds.*
To enable us to capitalize on the RCC and other potential cabozantinib opportunities most effectively, we intend to seek a partner for cabozantinib outside of the U.S. We may also pursue new collaborations with leading pharmaceutical and biotechnology companies for the development and ultimate commercialization of selected preclinical and clinical programs and compounds, particularly those drug candidates for which we believe that the capabilities and resources of a partner can accelerate development and help to fully realize their therapeutic and commercial potential. However, we may not be able to negotiate additional collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional collaborations because of the numerous risks and uncertainties associated with establishing additional collaborations. If we are unable to negotiate additional collaborations, we may not be able to realize value from a particular drug candidate.
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
We are highly dependent upon the principal members of our management, clinical and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. Also, we may not have sufficient personnel to execute our business plan. Retaining and, where necessary, recruiting qualified clinical and scientific personnel will be critical to support activities related to advancing our clinical and preclinical development programs, and supporting our collaborative arrangements and our internal proprietary research and development efforts. The restructurings that we have experienced since 2010 have had and may continue to have an adverse impact on our ability to retain and recruit qualified personnel. Competition is intense for experienced clinical personnel, and we may be unable to retain or recruit clinical personnel with the expertise or experience necessary to allow us to pursue collaborations, develop our products and core technologies or expand our operations to the extent otherwise possible. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.
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

EXELIXIS, INC.

April 30, 2015	/s/ DEBORAH BURKE
Date	Deborah Burke
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Certificate of Ownership and Merger Merging X-Ceptor Therapeutics, Inc. with and into Exelixis, Inc.	8-K	000-30235	3.1	10/15/2014
3.5	Certificate of Change of Registered Agent and/or Registered Office of Exelixis, Inc.	8-K	000-30235	3.2	10/15/2014
3.4	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011
4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	4/7/2000
4.2	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design International, L.P.	10-Q	000-30235	10.1 (Exhibit A-1)	8/5/2010
4.3	Form of Note, dated July 1, 2010, in favor of Deerfield Private Design Fund, L.P.	10-Q	000-30235	10.1 (Exhibit A-2)	8/5/2010
4.4	Form of Amended and Restated Secured Convertible Note issuable to entities affiliated with Deerfield Management Company, L.P.	8-K	000-30235	10.1 (Exhibit A)	1/22/2014
4.5	Registration Rights Agreement dated January 22, 2014 by and among Exelixis, Inc., Deerfield Partners, L.P. and Deerfield International Master Fund, L.P.	8-K	000-30235	4.2	1/22/2014
4.6	Form of Warrant to Purchase Common Stock of Exelixis, Inc. issued to Deerfield Partners, L.P. and Deerfield International Master Fund, L.P.	8-K	000-30235	4.1	1/22/2014
4.7	Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.1	8/14/2012
4.8	First Supplemental Indenture dated August 14, 2012 to Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.2	8/14/2012
4.9	Form of 4.25% Convertible Senior Subordinated Note due 2019	8-K	000-30235	4.2 (Exhibit A)	8/14/2012
10.1	Compensation Information for Named Executive Officers	8-K	000-30235	5.02 Disclosure	2/11/2015
10.2	Compensation Information for Non-Employee Directors	8-K	000-30235	10.2	10/16/2014

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
12.1	Statement Re Computation of Earnings to Fixed Charges					X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
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