Form 10-Q
period 2015-07-03
EXELIXIS, INC.
filed 2015-08-11
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2015, there were 225,431,074 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,949	$80,395
Short-term investments	14,648	63,890
Short-term restricted cash and investments	6,109	12,212
Trade and other receivables	3,758	4,882
Inventory	2,608	2,381
Prepaid expenses and other current assets	2,731	3,481
Total current assets	91,803	167,241
Long-term investments	81,598	81,579
Long-term restricted cash and investments	2,684	4,684
Property and equipment, net	1,812	2,432
Goodwill	63,684	63,684
Other assets	7,197	8,340
Total assets	$248,778	$327,960
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,398	$6,413
Accrued clinical trial liabilities	32,572	41,545
Accrued compensation and benefits	3,249	3,350
Other accrued liabilities	15,803	12,282
Current portion of convertible notes	—	98,880
Current portion of loans payable	—	381
Current portion of restructuring	5,294	6,426
Deferred revenue	—	2,583
Total current liabilities	60,316	171,860
Long-term portion of convertible notes	291,225	182,395
Long-term portion of loans payable	80,000	80,000
Long-term portion of restructuring	3,080	4,365
Other long-term liabilities	2,345	4,169
Total liabilities	436,966	442,789
Commitments
Stockholders’ deficit:
Preferred stock	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding: 196,381,220 and 195,895,769 shares at June 30, 2015 and December 31, 2014, respectively	196	196
Additional paid-in capital	1,657,626	1,652,400
Accumulated other comprehensive loss	(174)	(121)
Accumulated deficit	(1,845,836)	(1,767,304)
Total stockholders’ deficit	(188,188)	(114,829)
Total liabilities and stockholders’ deficit	$248,778	$327,960

*	The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Net product revenues	$7,992	$6,562	$17,380	$11,467
Operating expenses:
Cost of goods sold	686	477	1,452	786
Research and development	24,506	50,976	46,788	105,823
Selling, general and administrative	12,789	16,466	22,320	31,157
Restructuring charge	1,291	331	860	377
Total operating expenses	39,272	68,250	71,420	138,143
Loss from operations	(31,280)	(61,688)	(54,040)	(126,676)
Other income (expense), net:
Interest income and other, net	(123)	359	(130)	2,490
Interest expense	(11,959)	(12,081)	(24,362)	(23,843)
Total other income (expense), net	(12,082)	(11,722)	(24,492)	(21,353)
Net loss	$(43,362)	$(73,410)	$(78,532)	$(148,029)
Net loss per share, basic and diluted	$(0.22)	$(0.38)	$(0.40)	$(0.77)
Shares used in computing basic and diluted net loss per share	196,201	194,929	196,052	193,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(43,362)	$(73,410)	$(78,532)	$(148,029)
Other comprehensive (loss) income (1)	(113)	24	(53)	31
Comprehensive loss	$(43,475)	$(73,386)	$(78,585)	$(147,998)
____________________

(1)
Other comprehensive (loss) income consisted solely of unrealized losses or gains, net on available for sale securities arising during the periods presented. There were no reclassification adjustments to net loss resulting from realized losses or gains on the sale of securities and there was no income tax expense related to other comprehensive (loss) income during those periods.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(78,532)	$(148,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	684	1,093
Stock-based compensation expense	3,394	7,740
Accretion of debt discount	14,891	14,316
Gain on sale of equity investment	(95)	—
Change in the fair value of warrants	549	(1,854)
Other	1,093	2,615
Changes in assets and liabilities:
Trade and other receivables	746	(1,093)
Inventory	(227)	(136)
Prepaid expenses and other assets	953	226
Accounts payable, accrued compensation, and other accrued liabilities	405	(4,905)
Clinical trial liabilities	(8,973)	6,409
Restructuring liability	(3,321)	(3,003)
Other long-term liabilities	(903)	(479)
Deferred revenue	(2,583)	(323)
Net cash used in operating activities	(71,919)	(127,423)
Cash flows from investing activities:
Purchases of property and equipment	(94)	(344)
Proceeds from sale of property and equipment	1,295	281
Proceeds from sale of equity investment	95	—
Proceeds from maturities of restricted cash and investments	12,247	10,777
Purchase of restricted cash and investments	(4,184)	(4,643)
Proceeds from maturities of investments	94,438	181,258
Purchases of investments	(46,217)	(82,280)
Net cash provided by investing activities	57,580	105,049
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	75,646
Proceeds from exercise of stock options and warrants	—	120
Proceeds from employee stock purchase plan	274	928
Principal payments on debt	(4,381)	(10,958)
Net cash (used in) provided by financing activities	(4,107)	65,736
Net (decrease) increase in cash and cash equivalents	(18,446)	43,362
Cash and cash equivalents at beginning of period	80,395	103,978
Cash and cash equivalents at end of period	$61,949	$147,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biopharmaceutical company committed to developing small molecule therapies for the treatment of cancer. Our two most advanced assets are cabozantinib, our wholly-owned inhibitor of multiple receptor tyrosine kinases, and cobimetinib (GDC-0973/XL518), a selective inhibitor of MEK, a dual-specificity kinase, which we out-licensed to Genentech, Inc. (a member of the Roche Group), (“Genentech”).
Our development and commercialization efforts are focused primarily on cabozantinib. Cabozantinib was approved by the United States Food and Drug Administration (“FDA”) on November 29, 2012, for the treatment of progressive, metastatic medullary thyroid cancer (“MTC”), in the United States under the brand name COMETRIQ®. COMETRIQ became commercially available in the United States in January 2013. In March 2014, the European Commission granted cabozantinib conditional marketing authorization for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC, also under the brand name COMETRIQ. We are evaluating cabozantinib in a broad development program comprising over forty-five clinical trials across multiple indications, including two ongoing phase 3 pivotal trials focusing on advanced renal cell carcinoma (“RCC”), and advanced hepatocellular carcinoma (“HCC”). On July 20, 2015, we announced positive top-line results from the primary analysis of METEOR, the phase 3 pivotal trial comparing cabozantinib to everolimus in 658 patients who experienced disease progression following treatment with a VEGF receptor tyrosine kinase inhibitor. Based on the data from the trial, we expect to complete U.S. and EU regulatory filings in early 2016.
Our second most advanced oncology asset, cobimetinib, is being evaluated by Genentech in a broad development program, including coBRIM, a phase 3 pivotal trial evaluating cobimetinib in combination with vemurafenib versus vemurafenib alone in previously untreated patients with unresectable locally advanced melanoma harboring a BRAF V600 mutation. On September 29, 2014, positive results from this trial were reported at the European Society for Medical Oncology (“ESMO”) 2014 Congress. The trial met its primary endpoint of demonstrating a statistically significant increase in investigator-determined progression free survival for cobimetinib in combination with vemurafenib versus vemurafenib alone. Roche has completed the Marketing Authorization Application for cobimetinib in combination with vemurafenib in the European Union. In the United States, Genentech submitted its New Drug Application (“NDA”) in December 2014, and the FDA granted the NDA priority review with a projected action date of August 11, 2015. On June 30, 2015, Genentech informed us that, in order to accommodate its review of a supplemental data submission, the FDA extended the projected action date for its review of the cobimetinib NDA by the standard extension period of three months, to November 11, 2015.
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
Exelixis adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2015, a 52-week year, will end on January 1, 2016, and fiscal year 2014, a 53-week year, ended on January 2, 2015. For convenience, references in this report as of and for the fiscal periods ended July 3, 2015 and June 27, 2014, and as of and for the fiscal years ended January 1, 2016 and January 2, 2015, are indicated as being as of and for the periods ended June 30, 2015, June 30, 2014, December 31, 2015, and December 31, 2014, respectively.
Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2016 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the SEC on March 2, 2015.
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
Need to Access Additional Capital
We have incurred net losses since inception through June 30, 2015, with the exception of the 2011 fiscal year. We anticipate net losses and negative operating cash flow for the foreseeable future. For the six months ended June 30, 2015, we incurred a net loss of $78.5 million and as of June 30, 2015, we had an accumulated deficit of $1.8 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year other than the 2011 fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013, and from the commercial launch through June 30, 2015 we have generated $57.5 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research.
The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ; our share of the net profits and losses for the commercialization for cobimetinib in the U.S., if any; the receipt of royalties from cobimetinib sales outside the U.S., if any; partnering activities for cabozantinib; other license and contract revenues; and, the level of expenses primarily with respect to development and commercialization activities for cabozantinib.
As of June 30, 2015, we had $167.0 million in cash and investments, which included $76.6 million available for operations, $6.1 million of short-term restricted investments available for public debt service obligations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $2.7 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, together with the proceeds from our July 2015 public offering, will enable us to maintain our operations for a period of at least 12 months following the end of the second quarter of 2015. See “Note 11 - Subsequent Events” for more information on our July 2015 sale of shares of common stock. While a forecast of future events is inherently uncertain, our ability to sustain our business operations for this time period is highly dependent on the commercial success of COMETRIQ and the revenues we generate, as well as the commercial success of cobimetinib and our share of related net profits and losses, and royalties under our collaboration with Genentech. Consistent with the actions we have taken in the past, we will prioritize necessary and appropriate steps to ensure the continued operation of our business and preservation of the value of our assets. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate.
Revenue Recognition
We recognize revenue from the sale of COMETRIQ and have historically recognized revenue from license fees and milestones earned on research and collaboration arrangements. See “Note 1 - Organization and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a description of our policies for revenue recognition on research and collaboration agreements. We did not enter into any new collaboration agreements during the six months ended June 30, 2015. See “Note 2 - Research and Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a description of our existing collaboration agreements.
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
We sell our product, COMETRIQ, in the United States to a specialty pharmacy that benefits from customer incentives and has a right of return. Prior to 2015, COMETRIQ had limited sales history and we could not reliably estimate expected future returns, discounts and rebates of the product at the time the product was sold to the specialty pharmacy, therefore we recognized revenue when the specialty pharmacy provided the product to a patient based on the fulfillment of a prescription, frequently referred to as the “sell-through” revenue recognition model. Recently we have established sufficient historical experience and data to reasonably estimate expected future returns of the product and the discounts and rebates due to payors at the time of shipment to the specialty pharmacy. Accordingly, beginning in January 2015 we began to recognize revenue upon delivery to our U.S. specialty pharmacy. This approach is frequently referred to as the “sell-in” revenue recognition model. In connection with the change in the timing of recognition of U.S. COMETRIQ sales, we recorded a one-time adjustment to recognize revenue and related costs that had previously been deferred at December 31, 2014, resulting in additional gross product revenues of $2.6 million and a nominal amount of cost of goods sold for the six months ended June 30, 2015; there were no such adjustments recorded for the three months ended June 30, 2015.
We also utilize the “sell-in” revenue recognition model for sales to our European distribution partner for all periods presented. Once the European distributer has accepted the product, the product is no longer subject to return; therefore, we record revenue at the time our European distribution partner has accepted the product.
Product Sales Discounts and Allowances
We calculate gross product revenues based on the price that we charge our United States specialty pharmacy and our European distribution partner. We estimate our domestic net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, and (c) estimated costs of patient assistance programs. We estimate our European net product revenues by deducting from our gross product revenues an estimated credit for product originally delivered with expiry of 18 months or less. European net product revenues for the six months ended June 30, 2015 also included the remaining $0.1 million of the $2.4 million project management fee payable to our European distributor upon their achievement of a cumulative revenue goal; no such fees or credits were recognized during the three months ended June 30, 2015 or the comparable periods in 2014. We first determined that the achievement of the revenue goal was probable in the third quarter of 2014 and therefore we recorded project management fees beginning in that period.
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
Cost of Goods Sold
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty on net sales of any product incorporating cabozantinib payable to GlaxoSmithKline, and to a lesser extent, indirect labor costs, the cost of manufacturing and other third party logistics costs of our product. A portion of the manufacturing costs for product sales were incurred prior to regulatory approval of COMETRIQ for the treatment of progressive, metastatic MTC and, therefore, were expensed as research and development costs when those costs were incurred, rather than capitalized as inventory. See “Note 2 - Research and Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information related to the 3% royalty payable to GlaxoSmithKline.

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date by one year for public entities for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted for periods after December 15, 2016. We are currently evaluating the impact of adopting ASU 2014-09, inclusive of available transitional methods on our consolidated financial statements and related disclosures.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and earlier application is permitted. The adoption of this guidance will not have any impact on the Company’s financial position and results of operations and, at this time, we do not expect any impact on its disclosures.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs which Changes the Presentation of Debt Issuance Costs in Financial Statements (“ASU 2015-03”), which requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 will be effective for annual reporting periods beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016, with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. If we had adopted ASU 2015-03, as of June 30, 2015, it would have resulted in a reduction of Other assets and total debt by $3.8 million and $4.7 million as June 30, 2015 and December 31, 2014, respectively.
In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which provide that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses, and if a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. We are currently evaluating the impact of adopting ASU 2015-05, inclusive of available transitional methods on our consolidated financial statements and related disclosures.
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
2014 Restructuring
On September 2, 2014, as a consequence of the failure of COMET-1, one of our two phase 3 pivotal trials of cabozantinib in metastatic castration-resistant prostate cancer, we initiated the 2014 Restructuring to reduce our workforce. Personnel reductions were initiated across our entire organization that resulted in an aggregate reduction in headcount of 143 full-time employees as of June 30, 2015. The principal objective of the 2014 Restructuring was to enable us to focus our financial resources on the phase 3 pivotal trials of cabozantinib in advanced RCC and advanced HCC.
For the six months ended June 30, 2015, we recorded restructuring charges of $0.3 million for the 2014 Restructurings. The restructuring charge included $1.2 million in additional charges due to the partial termination of one of our building leases and additional facility-related charges related to the decommissioning and exit of certain buildings. The restructuring charge was partially offset by $0.9 million in recoveries recorded in connection with the sale of excess equipment and other assets. Employee severance and other benefits are recognized ratably during the period from the implementation date of the 2014 Restructuring through the employees’ termination dates.
The restructuring liability related to the 2014 Restructuring is included in the current and long-term portion of restructuring on the accompanying Consolidated Balance Sheets. The components of and changes to these liabilities during the six months ended June 30, 2015 are summarized in the following table (in thousands):

	Employee Severance and Other Benefits	Facility Charges	Asset Sales	Legal and Other Fees	Total
Restructuring liability as of December 31, 2014	$1,290	$—	$—	$47	$1,337
Restructuring charge (recovery)	(28)	1,220	(905)	—	287
Cash (payments) receipts, net	(1,022)	(207)	1,284	—	55
Other non-cash items	—	278	(379)	3	(98)
Restructuring liability as of June 30, 2015	$240	$1,291	$—	$50	$1,581
We expect to pay the accrued facility charges of $1.3 million through April 2017.
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
For the six months ended June 30, 2015 and 2014, we recorded restructuring charges of $0.6 million and $0.4 million, respectively, for the 2010 Restructurings. The charges for both periods presented were related to the effect of the passage of time on our discounted cash flow computations (“accretion expense”) for the exit, in prior periods, of certain of our South San Francisco buildings. During the six months ended June 30, 2015, the restructuring charge also included the impact of a new sublease executed in June 2015 and additional changes in assumptions regarding anticipated sublease activities. During the six months ended June 30, 2014 restructuring charges were partially offset by $0.1 million in recoveries recorded in connection with the sale of excess equipment and other assets.
The total outstanding restructuring liability related to the 2010 Restructurings is included in the current and long-term portion of restructuring on the accompanying Consolidated Balance Sheets. The changes to this liability during the six months ended June 30, 2015 is summarized in the following table (in thousands):

Facility Charges
Restructuring liability as of December 31, 2014	$9,454
Restructuring charge	573
Cash payments	(3,559)
Adjustments or non-cash credits	325
Restructuring liability as of June 30, 2015	$6,793
We expect to pay accrued facility charges of $6.8 million, net of cash received from our subtenants, through the end of our lease terms of the buildings, the last of which ends in 2017. We expect to incur additional restructuring charges of approximately $0.5 million relating to the effect of accretion expense through to the end of the building lease terms.

NOTE 3: CASH AND INVESTMENTS
The following tables summarize cash and cash equivalents, investments, and restricted cash and investments by balance sheet line item as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$61,949	$—	$—	$61,949
Short-term investments	14,780	8	(140)	14,648
Short-term restricted cash and investments	6,041	68	—	6,109
Long-term investments	81,600	—	(2)	81,598
Long-term restricted cash and investments	2,684	—		2,684
Total cash and investments	$167,054	$76	$(142)	$166,988

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$80,395	$—	$—	$80,395
Short-term investments	63,988	37	(135)	63,890
Short-term restricted cash and investments	12,105	107	—	12,212
Long-term investments	81,600	1	(22)	81,579
Long-term restricted cash and investments	4,684	—	—	4,684
Total cash and investments	$242,772	$145	$(157)	$242,760
Under our loan and security agreement with Silicon Valley Bank, we are required to maintain compensating balances on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates. The total collateral balances as of June 30, 2015 and December 31, 2014 were $81.6 million and $82.0 million, respectively, and are reflected in our Consolidated Balance Sheets in short- and long-term investments. See “Note 8 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, for more information regarding the collateral balance requirements under our Silicon Valley Bank loan and security agreement.
All of our cash equivalents and investments are classified as available-for-sale. The following tables summarize our cash equivalents and investments by security type as of June 30, 2015 and December 31, 2014. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$67,922	$—	$—	$67,922
Commercial paper	30,354	—	—	30,354
Corporate bonds	60,646	8	(142)	60,512
U.S. Treasury and government sponsored enterprises	6,041	68	—	6,109
Total investments	$164,963	$76	$(142)	$164,897

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$23,376	$—	$—	$23,376
Commercial paper	56,714	—	—	56,714
Corporate bonds	143,444	35	(157)	143,322
U.S. Treasury and government sponsored enterprises	12,105	107	—	12,212
Municipal bonds	2,659	3	—	2,662
Total investments	$238,298	$145	$(157)	$238,286
There were no sales of investments during the six months ended June 30, 2015 and 2014.
All of our investments are subject to a quarterly impairment review. During the six months ended June 30, 2015 and 2014, we did not record any other-than-temporary impairment charges on our available-for-sale securities. As of June 30, 2015, there were 23 investments in an unrealized loss position with an aggregate fair value $43.4 million. Investments in an unrealized loss position are all corporate bonds. All of our investments in an unrealized loss position have been so for less than one year and the unrealized losses were not attributed to credit risk, but rather associated with the changes in interest rates. Based on the scheduled maturities of our investments, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The following table summarizes the fair value of securities classified as available-for-sale by contractual maturity as of June 30, 2015 (in thousands):

	Mature within One Year	After One Year through Two Years	Fair Value
Money market funds	$67,922	$—	$67,922
Commercial paper	30,354	—	30,354
Corporate bonds	59,190	1,322	60,512
U.S. Treasury and government sponsored enterprises	6,109	—	6,109
Total investments	$163,575	$1,322	$164,897
Cash is excluded from the table above. The classification of certain compensating balances and restricted investments are dependent upon the term of the underlying restriction on the asset and not the maturity date of the investment. Therefore, certain long-term investments and long-term restricted cash and investments have contractual maturities within one year.
NOTE 4. INVENTORY
Inventory consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$1,030	$1,118
Work in process	2,605	2,845
Finished goods	890	559
Total	4,525	4,522
Less: non-current portion included in Other assets	(1,917)	(2,141)
Inventory	$2,608	$2,381
We generally relieve inventory on a first-expiry, first-out basis. Write-downs related to expiring inventory are charged to cost of goods sold. Such write-downs were $0.2 million for the six months ended June 30, 2015 and were nominal for the six months ended June 30, 2014. The non-current portion of inventory is recorded within Other assets on the accompanying Condensed Consolidated Balance Sheets and is comprised of a portion of the active pharmaceutical ingredient that is included in raw materials and work in process inventories. There were no other write-downs for obsolete or excess inventory.

NOTE 5. DEBT
The amortized carrying amount of our debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Convertible Senior Subordinated Notes due 2019	$191,597	$182,395
Secured Convertible Notes due 2018	99,627	98,880
Silicon Valley Bank term loan	80,000	80,000
Silicon Valley Bank line of credit	—	381
Total debt	371,224	361,656
Less: current portion	—	(99,261)
Long-term debt	$371,224	$262,395
See “Note 8 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, for additional information on the terms of our debt, including a description of the conversion features of the of 4.25% Convertible Senior Subordinated Notes due 2019 (the “2019 Notes”) and our Secured Convertible Notes due June 2018 (the “Deerfield Notes”).
Convertible Senior Subordinated Notes due 2019
In August 2012, we issued and sold $287.5 million aggregate principal amount of the 2019 Notes. As of June 30, 2015, the entire principal balance remains outstanding. The following is a summary of the liability component of the 2019 Notes (in thousands):

	June 30, 2015	December 31, 2014
Net carrying amount of the liability component	$191,597	$182,395
Unamortized discount of the liability component	95,903	105,105
Face amount of the 2019 Notes	$287,500	$287,500
The debt discount and debt issuance costs will be amortized as interest expense through August 2019. The following is a summary of interest expense for the 2019 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stated coupon interest	$3,055	$3,054	$6,110	$6,143
Amortization of debt discount and debt issuance costs	4,833	4,397	9,554	8,692
Total interest expense	$7,888	$7,451	$15,664	$14,835
The balance of unamortized fees and costs was $2.9 million and $3.3 million as of June 30, 2015 and December 31, 2014, respectively, which is included in Other assets on the accompanying Condensed Consolidated Balance Sheets.
Secured Convertible Notes due June 2018
In June 2010, we entered into a note purchase agreement with Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P., (the “Original Deerfield Purchasers”), pursuant to which, on July 1, 2010, we sold to the Original Deerfield Purchasers an aggregate of $124.0 million principal amount of our Secured Convertible Notes due July 1, 2015, which we refer to as the Original Deerfield Notes, for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. On July 1, 2015, we made a $4.0 million principal payment and then extended the maturity date of the Original Deerfield Notes from July 1, 2015 to July 1, 2018. In connection with the extension, Deerfield Partners, L.P. and Deerfield International Master Fund, L.P. (the “New Deerfield Purchasers”) acquired the $100.0 million principal amount of the Original Deerfield Notes and we entered into the Restated Deerfield Notes with each of the New Deerfield Purchasers, representing the $100.0 million principal amount. We refer to the Original Deerfield Purchasers and the New Deerfield Purchasers collectively as “Deerfield”, and to the Original Deerfield Notes and Restated Deerfield Notes, collectively as the “Deerfield Notes”.

As of June 30, 2015 and December 31, 2014, the outstanding principal balance on the Deerfield Notes was $100.0 million and $104.0 million, respectively, which, subject to certain limitations, is payable in cash or in stock at our discretion. Beginning on July 2, 2015, the outstanding principal amount of the Deerfield Notes bears interest at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum. Through July 1, 2015, the outstanding principal amount of the Deerfield Notes bore interest in the annual amount of $6.0 million, payable quarterly in arrears.
The following is a summary of interest expense for the Deerfield Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stated coupon interest	$1,496	$1,495	$2,975	$2,975
Amortization of debt discount and debt issuance costs	2,373	2,931	5,320	5,626
Total interest expense	$3,869	$4,426	$8,295	$8,601
The balance of unamortized fees and costs was $0.9 million and $1.4 million as of June 30, 2015 and December 31, 2014, respectively, which is included in Other assets on the accompanying Condensed Consolidated Balance Sheets. Prior to March 4, 2015, the unamortized discount, fees and costs were amortized into interest expense as a yield adjustment through July 1, 2015. Effective March 4, 2015, upon notification of our election to require the New Deerfield Purchasers to acquire the Deerfield Notes and extend the maturity date to July 1, 2018, we began to amortize the remaining unamortized discount, fees and costs through July 1, 2018 using the effective interest method and an effective interest rate of 15.26%.
In connection with the amendment to the note purchase agreement, on January 22, 2014 we issued to the New Deerfield Purchasers two-year warrants (the “2014 Deerfield Warrants”) to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $9.70 per share. Upon the March 4, 2015 notification of our election to extend the maturity date of the Deerfield Notes, the exercise price of the 2014 Deerfield Warrants was reset to $3.445 per share and the term was extended by two years to January 22, 2018. See “Note 6 - Common Stock and Warrants” for further information on the 2014 Deerfield Warrants.
NOTE 6. COMMON STOCK AND WARRANTS
Sale of Shares of Common Stock
On July 29, 2015 we completed a registered underwritten public offering of 28,750,000 shares of our common stock, including 3,750,000 shares issued under the underwriters’ 30-day option to buy shares, at a price of $5.40 per share. We received $145.5 million in net proceeds from the offering after deducting the underwriting discount and other estimated expenses. See “Note 11 - Subsequent Events” for more information on our July 2015 sale of shares of common stock.
Warrants
On January 22, 2014, in connection with the amendment to the note purchase agreement to provide us with the Extension Option, we issued to the New Deerfield Purchasers the 2014 Deerfield Warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $9.70 per share. Under the terms of the Extension Option, the term of the 2014 Deerfield Warrants would be extended by two years and the exercise price would be reset to the lower of (i) the existing exercise price and (ii) 120% of the volume weighted average price of our common stock for the ten trading days immediately following the date of such extension election. Due to the potential increase in term and decrease of the exercise price, the 2014 Deerfield Warrants were recorded as a liability upon issuance which was included in Other long-term liabilities. The 2014 Deerfield Warrants were recorded at their estimated fair value, on a recurring basis, which was $1.5 million and $0.9 million as of March 18, 2015 and December 31, 2014, respectively. Upon our election to extend the maturity date of the Deerfield Notes, the exercise price of the 2014 Deerfield Warrants was reset to $3.445 per share and the term was extended by two years to January 22, 2018. Subsequent to our notification of our election to require the New Deerfield Purchasers to acquire the Deerfield Notes and extend the maturity date to July 1, 2018, the terms of the 2014 Deerfield Warrants became fixed on March 18, 2015. The 2014 Deerfield Warrants were transferred to Additional paid-in capital as of that date at their then estimated fair value of $1.5 million. We recorded an unrealized loss of $0.5 million and an unrealized gain of $1.9 million on the 2014 Deerfield Warrants during the six months ended June 30, 2015 and June 30, 2014, respectively, which is included in Interest income and other, net. See “Note 7 - Fair Value Measurements” for more information on the valuation of the 2014 Deerfield Warrants. The 2014 Deerfield Warrants are participating securities. The warrant holders do not have a contractual obligation to share in our losses.

NOTE 7. FAIR VALUE MEASUREMENTS
The following table sets forth the fair value of our financial assets and liabilities that were measured and recorded on a recurring basis as of June 30, 2015 and December 31, 2014. We did not have any financial liabilities that were measured and recorded on a recurring basis or Level 3 investments as of June 30, 2015. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	June 30, 2015
	Level 1	Level 2	Total
Money market funds	$67,922	$—	$67,922
Commercial paper	—	30,354	30,354
Corporate bonds	—	60,512	60,512
U.S. Treasury and government sponsored enterprises	—	6,109	6,109
Total financial assets	$67,922	$96,975	$164,897

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$23,376	$—	$—	$23,376
Commercial paper	—	56,714	—	56,714
Corporate bonds	—	143,322	—	143,322
U.S. Treasury and government sponsored enterprises	—	12,212	—	12,212
Municipal bonds	—	2,662	—	2,662
Total financial assets	$23,376	$214,910	$—	$238,286
Financial liabilities:
Warrants	$—	$—	$921	$921
Total financial liabilities	$—	$—	$921	$921
The following is a reconciliation of changes in the fair value of warrants which are classified as Level 3 in the fair value hierarchy (in thousands):

Balance at December 31, 2014	$921
Unrealized loss at final re-measurement of warrants on March 18, 2015, included in Interest income and other, net	549
Transfer of warrant from Other long-term liabilities to Additional paid-in capital at their estimated fair value upon warrant repricing on March 18, 2015	(1,470)
Balance at June 30, 2015	$—
The estimated fair value of our financial instruments that are carried at amortized cost for which it is practicable to determine a fair value was as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Notes	$191,597	$245,180	$182,395	$156,889
Silicon Valley Bank term loan	$80,000	$79,926	$80,000	$79,943
Silicon Valley Bank line of credit	$—	$—	$381	$381
As of June 30, 2015, we estimated fair value of our Deerfield Notes as $95.2 million. As of December 31, 2014, we had determined that it was not practicable to determine the fair value of the Deerfield Notes due to the unique structure of the instrument, including the Extension Option, which was exercised in March 2015, and was financed by entities affiliated with Deerfield.

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

•
The 2019 Notes are valued using a third-party pricing model that is based in part on average trading prices, which is a Level 2 input. The 2019 Notes are not marked-to-market and are shown at their initial fair value less the unamortized discount; the portion of the value allocated to the conversion option is included in Stockholders’ deficit on the accompanying Condensed Consolidated Balance Sheets.

•
We estimate the fair value of our other debt instruments, where possible, using the net present value of the payments. For the Silicon Valley Bank term loan and line of credit, we use an interest rate that is consistent with money-market rates that would have been earned on our non-interest-bearing compensating balances as our discount rate, which is a Level 2 input. For the Deerfield Notes, we used a discount rate of 18%, which we estimate as our current borrowing rate for similar debt, which is a Level 3 input.

•
The 2014 Deerfield Warrants were valued using a Monte Carlo simulation model until December 31, 2014 and the Black-Scholes Merton option pricing model on March 18, 2015. The expected life is based on the contractual terms of the 2014 Deerfield Warrants, and in certain simulations, assumes the two year extension that would result from our exercise of the Extension Option; as of and subsequent to September 30, 2014, we estimated that it was probable that we would exercise this two-year extension. We consider implied volatility as well as our historical volatility in developing our estimate of expected volatility. The fair value of the 2014 Deerfield Warrants was estimated using the following assumptions, which, except for risk-free interest rate, are Level 3 inputs (dollars in thousands):

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
NOTE 8. STOCK-BASED COMPENSATION
We recorded and allocated employee stock-based compensation expense for our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development expense	$746	$1,471	$1,373	$3,036
Selling, general and administrative expense	988	2,511	2,021	4,704
Total employee stock-based compensation expense	$1,734	$3,982	$3,394	$7,740

We use the Black-Scholes Merton option pricing model to value our stock options. The expected life computation is based on historical, exercise patterns and post-vesting termination behavior. We considered implied volatility as well as our historical volatility in developing our estimate of expected volatility. The fair value of employee stock option awards and ESPP purchases was estimated using the following assumptions and resulted in the following weighted average fair values:

	Stock Options
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average grant-date fair values	$2.41	$2.33	$1.28	$3.65
Assumptions:
Risk-free interest rate	1.27%	1.75%	1.20%	1.66%
Dividend yield	—%	—%	—%	—%
Volatility	106%	80%	89%	81%
Expected life	4.5 years	5.8 years	4.5 years	5.6 years

	Employee Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average grant-date fair values	$1.11	$1.32	$0.85	$1.44
Assumptions:
Risk-free interest rate	0.07%	0.06%	0.10%	0.07%
Dividend yield	—%	—%	—%	—%
Volatility	104%	67%	99%	64%
Expected life	6 months	6 months	6 months	6 months
A summary of all stock option activity for the six months ended June 30, 2015 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	27,811,992	$5.00
Granted	4,940,850	$2.11
Forfeited	(510,043)	$4.72
Expired	(3,692,827)	$6.08
Options outstanding at June 30, 2015	28,549,972	$4.37	4.70 years	$21,476
Exercisable June 30, 2015	12,605,226	$6.83	2.75 years	$31
As of June 30, 2015, a total of 10,063,358 shares were available for grant under our stock option plans.
As of June 30, 2015, $20.9 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 2.41 years.
Of the stock options outstanding as of June 30, 2015, 13,255,165 were granted subject to performance objectives tied to the achievement of clinical goals set by the Compensation Committee of our Board of Directors and will vest in full or part based on achievement of such goals. As of June 30, 2015, we did not consider achievement of those performance objectives to be probable and therefore we did not include any stock-based compensation expense for those stock options. As of June 30, 2015, the grant date fair value of awards outstanding for which we determined that it was not probable that we will achieve the goals was $17.3 million. On July 20, 2015, as a result of positive top-line results from the primary analysis of METEOR, the Compensation Committee of the Board of Directors of Exelixis convened to determine we had met certain of the performance objectives for those performance-based stock options. See “Note 11 - Subsequent Events” for additional information on our achievement of those performance goals.

A summary of all restricted stock unit (“RSU”) activity for the six months ended June 30, 2015 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Awards outstanding at December 31, 2014	961,469	$3.82
Awarded	205,253	$3.08
Released	(268,400)	$2.11
Forfeited	(89,773)	$5.29
Awards outstanding at June 30, 2015	808,549	$4.04	1.79 years	$2,781
As of June 30, 2015, $2.1 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 1.79 years.
NOTE 9. NET LOSS PER SHARE
The following table sets forth a reconciliation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(43,362)	$(73,410)	$(78,532)	$(148,029)
Denominator:
Shares used in computing basic and diluted net loss per share	196,201	194,929	196,052	193,323
Net loss per share, basic and diluted	$(0.22)	$(0.38)	$(0.40)	$(0.77)
The 28,750,000 shares of our common stock that were issued July 29, 2015 pursuant to a registered underwritten public offering were not included in the computation of diluted net loss per share for the periods presented. See “Note 6 - Common Stock and Warrants” for more information on our July 2015 sale of shares of common stock. The following table sets forth outstanding potentially dilutive shares of common stock that are not included in the computation of diluted net loss per share because, to do so would be anti-dilutive (in thousands):

	June 30
	2015	2014
Convertible debt	88,008	54,123
Outstanding stock options, unvested RSUs and ESPP contributions	29,049	26,308
Warrants	1,000	1,000
Total potentially dilutive shares	118,057	81,431
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
Trade and other receivables are unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception. As of June 30, 2015, 85% of our trade and other receivables are with the specialty pharmacy that sells COMETRIQ in the United States and 8% are with our European distribution partner. Both of these customers pay promptly and within their respective payment terms. All of our long-lived assets are located in the United States.

We have operations primarily in the United States, while some of our collaboration partners have headquarters outside of the United States and some of our clinical trials for cabozantinib are also conducted outside of the United States. During the second quarter of 2013, we initiated a Named Patient Use program through our distribution partner, Swedish Orphan Biovitrum (“Sobi”), to support the distribution and commercialization of COMETRIQ for metastatic MTC primarily in the European Union and potentially other countries. In March 2014, the European Commission approved cabozantinib for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC, also under the brand name COMETRIQ. In June 2014, we began selling COMETRIQ to Sobi in preparation for commercial sales in certain countries in the European Union. The following table shows the percentage of revenues earned in the United States and the European Union.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Percentage of revenues earned in the United States	88%	93%	87%	96%
Percentage of revenues earned in the European Union	12%	7%	13%	4%
We recorded a $54 thousand gain and a $34 thousand loss relating to foreign exchange fluctuations for the six months ended June 30, 2015 and 2014, respectively.
The following table sets forth the percentage of revenues recognized to the specialty pharmacies that represent 10% or more of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Diplomat Specialty Pharmacy	88%	93%	87%	96%
Swedish Orphan Biovitrum	12%	7%	13%	4%
NOTE 11. SUBSEQUENT EVENTS
Positive Top-Line Results from METEOR Trial and Vesting of Performance-Based Stock Options
On July 20, 2015, we announced positive top-line results from the primary analysis of METEOR, our phase 3 pivotal trial comparing cabozantinib to everolimus in patients with advanced RCC who have experienced disease progression following treatment with at least one prior VEGF receptor tyrosine kinase inhibitor. On July 20, 2015, the Compensation Committee of the Board of Directors of Exelixis convened to determine that top-line efficacy data received from METEOR met its primary endpoint at the level specified and within the time period permitted by the performance goals set by the Compensation Committee for performance-based stock options granted to employees in 2013, 2014 and 2015. As a result of this determination, 6,982,603 performance-based stock options granted to Exelixis employees, including executive officers, vested on July 20, 2015 and we will therefore record $9.7 million in employee stock-based compensation expense related to those options in the third quarter of 2015.
Sale of Shares of Common Stock
On July 29, 2015 we completed a registered underwritten public offering of 28,750,000 shares of our common stock, including 3,750,000 shares issued under the underwriters’ 30-day option to buy shares, at a price of $5.40 per share pursuant to a shelf registration statement previously filed with the SEC, which was filed and automatically became effective on July 1, 2015. We received $145.5 million in net proceeds from the offering after deducting the underwriting discount and other estimated expenses. We estimate that the expenses of the offering, excluding underwriting discount, will be approximately $0.4 million, and are payable by us. The shares of common stock were listed on The NASDAQ Global Select Market. All of the shares in the offering were sold by the Company.
The Underwriting Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the Underwriter, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties.

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
Overview
We are a biopharmaceutical company committed to developing small molecule therapies for the treatment of cancer. Our two most advanced assets are cabozantinib, our wholly-owned inhibitor of multiple receptor tyrosine kinases, and cobimetinib (GDC-0973/XL518), a selective inhibitor of MEK, a dual-specificity kinase, which we out-licensed to Genentech, Inc. (a member of the Roche Group), or Genentech.
Our development and commercialization efforts are focused primarily on cabozantinib. We are evaluating cabozantinib in a broad development program comprising over forty-five clinical trials across multiple indications, including two ongoing phase 3 pivotal trials focusing on advanced renal cell carcinoma, or RCC, and advanced hepatocellular carcinoma, or HCC.
On April 8, 2015, the United States Food and Drug Administration, or FDA, granted Fast Track designation to cabozantinib for the treatment of patients with advanced RCC, who have received one prior therapy. On July 20, 2015, we announced positive top-line results from the primary analysis of METEOR, the phase 3 pivotal trial comparing cabozantinib to everolimus in 658 patients who experienced disease progression following treatment with a VEGF receptor tyrosine kinase inhibitor, or TKI. The trial demonstrated a statistically significant increase in progression free survival, or PFS, for cabozantinib, reduced the risk of disease progression or death by 42 percent compared to everolimus, and showed a positive trend for a secondary endpoint of overall survival, or OS. The trial will continue to the final analysis of OS, anticipated in 2016. A review of serious adverse event, or SAE, data demonstrated that the frequency of SAEs of any Grade regardless of causality was approximately balanced between study arms, and the rate of treatment discontinuation due to adverse events was low (10%) in both study arms. Detailed results will be submitted for presentation at an upcoming medical conference. Based on the data from the trial, we expect to complete U.S. and EU regulatory filings in early 2016.
Enrollment continues in CELESTIAL, our phase 3 pivotal trial in advanced HCC, from which we expect top-line results in 2017.
Cabozantinib was approved by the FDA on November 29, 2012, for the treatment of progressive, metastatic medullary thyroid cancer, or MTC, in the United States under the brand name COMETRIQ®. COMETRIQ became commercially available in the United States in January 2013. In March 2014, the European Commission granted cabozantinib conditional marketing authorization for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC, also under the brand name COMETRIQ.
Our second most advanced oncology asset, cobimetinib, is being evaluated by Genentech in a broad development program, including coBRIM, a phase 3 pivotal trial evaluating cobimetinib in combination with vemurafenib versus vemurafenib alone in previously untreated patients with unresectable locally advanced melanoma harboring a BRAF V600 mutation. On September 29, 2014, positive results from this trial were reported at the European Society for Medical Oncology, or ESMO, 2014 Congress. The trial met its primary endpoint of demonstrating a statistically significant increase in investigator-determined PFS for cobimetinib in combination with vemurafenib versus vemurafenib alone. Roche has completed the Marketing Authorization Application, or MAA, for cobimetinib in combination with vemurafenib in the European Union. In the United States, Genentech submitted its New Drug Application, or NDA, in December 2014, and the FDA granted the NDA priority review with a projected action date of August 11, 2015. On June 30, 2015, Genentech informed us that, in order to accommodate its review of a supplemental data submission, the FDA extended the projected action date for its review of the cobimetinib NDA by the standard extension period of three months, to November 11, 2015.
Our Strategy
Our business strategy focuses predominantly on two Exelixis discovered compounds, cabozantinib and cobimetinib. Cabozantinib is wholly owned by Exelixis. We are pursuing development and commercialization of these compounds in multiple tumor indications. Cobimetinib is partnered with Genentech, which is solely responsible for its development and commercialization, although we have exercised our option to co-promote the drug with Genentech in the U.S.
Cabozantinib is an inhibitor of tyrosine kinases, including MET, VEGF receptors, AXL and RET. These receptor tyrosine kinases are involved in both normal cellular function and in pathologic processes such as oncogenesis, metastasis, tumor angiogenesis, and maintenance of the tumor microenvironment. We believe that cabozantinib has the potential to make a meaningful difference in the lives of patients and that the emerging clinical data support such a view. Our objective, therefore, is to build cabozantinib into a significant oncology franchise as a single agent, and potentially in combination with other therapies.
Cabozantinib’s first regulatory approvals, both in the U.S. and EU as COMETRIQ capsules for MTC, presented us with a valuable opportunity to gain experience commercializing this new compound. The results of METEOR in advanced RCC now offer an opportunity to commercialize cabozantinib more broadly with a tablet formulation in a significantly larger market. We are seeking to partner cabozantinib with a global pharmaceutical organization whose international resources will permit us to explore and exploit the potential opportunity cabozantinib presents on its own and in combination with other agents, in RCC, HCC, and other potential indications.
On the development front, our Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute’s Cancer Therapy Evaluation Program, or NCI-CTEP, and investigator sponsored trials, or ISTs, have permitted us to engage with leading clinicians to expand our collective understanding of cabozantinib’s potential, while also conserving our internal resources for late stage trials. We believe this staged approach to building cabozantinib’s value with a far lesser upfront expenditure of funds has been rational and cost-effective.
A second Exelixis discovered compound, cobimetinib, a selective inhibitor of MEK, is being developed under a collaboration with Genentech. Following the positive results from the coBRIM phase 3 trial of cobimetinib plus vemurafenib versus vemurafenib alone in BRAF mutation positive metastatic melanoma patients, we exercised our option to co-promote cobimetinib in the U.S. to provide the opportunity for us to further build our commercialization experience in oncology. Genentech continues to pursue a broad development program for cobimetinib in combination with multiple agents in its oncology pipeline, including immuno-oncology agents. These studies seek to expand the potential use of cobimetinib in additional melanoma patient populations and into other significant tumor types including non-small cell lung cancer, or NSCLC, and KRAS mutant metastatic colorectal cancer. We believe that cobimetinib has the potential to provide us with a second significant source of revenue.
Beyond our efforts regarding cabozantinib and cobimetinib, we are working with our corporate partners under the terms of our various collaboration agreements to realize the potential value of the compounds and programs we have out-licensed to them. In the aggregate, these partnered compounds could potentially be of significant value to us if their development programs progress successfully.
Collaborations
We have established a collaboration with Genentech for cobimetinib, and other collaborations with leading pharmaceutical companies including Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Sanofi, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo Company Limited, or Daiichi Sankyo, for compounds and programs in our portfolio. Pursuant to these collaborations, we have fully out-licensed compounds or programs to a partner for further development and commercialization. We have no further development cost obligations under our collaborations and may be entitled to receive milestones and royalties, or in the case of cobimetinib, a share of profits (or losses) from commercialization.
Cobimetinib Collaboration
Our collaboration with Genentech for cobimetinib continues to be of increasing importance to us as cobimetinib is our most advanced partnered compound in development and has the greatest near-term commercial potential. In addition to the coBRIM trial, of which data has been submitted for regulatory approval and marketing authorizations in the U.S. and EU, the following clinical trials of cobimetinib in combination with other agents are active, as disclosed on clinicaltrials.gov:

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

•	A Study of Cobimetinib in Combination with Paclitaxel as First-line Treatment for Patients with Metastatic Triple-negative Breast Cancer (NCT02322814);

•	A Study of Neo-adjuvant Use of Vemurafenib Plus Cobimetinib for BRAF Mutant Melanoma with Palpable Lymph Node Metastases (NCT02036086);

•	A Phase II Study of Cobimetinib in Combination with Vemurafenib in Active Melanoma Brain Metastases (CoBRIM-B) (NCT02230306);

•	Neoadjuvant Vemurafenib + Cobimetinib in Melanoma: NEO-VC (NCT02303951);

•	Vemurafenib Plus Cobimetinib in Metastatic Melanoma (REPOSIT) (NCT02414750);

•	A Phase Ib, Open-Label, Dose-Escalation Study Of The Safety, Tolerability, and Pharmacokinetics of Cobimetinib and GDC-0994 In Patients with Locally Advanced or Metastatic Solid Tumors (NCT02457793);

•	A trial of Vemurafenib and Cobimetinib in Patients with Advanced BRAF V500 Mutant Melanoma (NCT2427893);

•	A Study of GDC-0973/XL518 in Patients With Solid Tumors (NCT00467779);

•	A Study to Evaluate the Pharmacokinetics and Safety of Cobimetinib in Volunteers With and Without Liver Damage (NCT02300025); and

•	A Study of Vemurafenib And GDC-0973 in Patients With BRAF-Mutation Positive Metastatic Melanoma (NCT01271803).
Under the terms of our collaboration agreement with Genentech for cobimetinib, we are entitled to an initial equal share of U.S. profits and losses for cobimetinib, with our share decreasing as sales increase, and we will share equally in the U.S. marketing and commercialization costs. The profit share has multiple tiers: we are entitled to 50% of profits from the first $200 million of U.S. actual sales, decreasing to 30% of profits from U.S. actual sales in excess of $400 million. The tiers for the profit share reset each calendar year. We are entitled to low double-digit royalties on ex-U.S. net sales. In November 2013, we exercised an option under the collaboration agreement to co-promote in the U.S. As a result of exercising our option to co-promote, we may provide up to 25% of the total sales force for cobimetinib in the United States if commercialized, and will call on customers and otherwise engage in promotional activities using that sales force, consistent with the terms of the collaboration agreement and a co-promotion agreement to be entered into by the parties.
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
Business Highlights for the Three Months Ended June 30, 2015 and Recent Developments
Completion of Underwritten Public Offering
On July 29, 2015 we completed a registered underwritten public offering of 28,750,000 shares of our common stock, including 3,750,000 shares issued under the underwriters’ 30-day option to buy shares, at a price of $5.40 per share. We received $145.5 million in net proceeds from the offering after deducting the underwriting discount and other estimated expenses. We estimate that the expenses of the offering, excluding underwriting discount, will be approximately $0.4 million, and are payable by us.
Positive Top-Line Results from METEOR, the Phase 3 Pivotal Trial of Cabozantinib vs. Everolimus in Patients with Advanced RCC
On July 20, 2015, we announced positive top-line results from the primary analysis of METEOR, our phase 3 pivotal trial comparing cabozantinib to everolimus in patients with advanced RCC who have experienced disease progression following treatment with at least one prior VEGF receptor TKI. The trial met its primary endpoint of demonstrating a statistically significant increase in PFS for cabozantinib versus everolimus in the first 375 randomized patients as determined by an independent radiology committee. Cabozantinib reduced the risk of disease progression or death by 42 percent compared to the everolimus arm (hazard ratio [HR]=0.58, 95 percent CI 0.45 - 0.75, p<0.0001). Data pertaining to OS in the entire study population of 658 patients, a secondary endpoint of the trial, were immature at the data cutoff. A prespecified interim analysis, triggered by the primary analysis for PFS, showed a trend in OS favoring cabozantinib (HR = 0.67, unadjusted 95 percent CI 0.51 - 0.89; p = 0.005). At the time of the interim analysis, the pre-specified p-value of 0.0019 to achieve statistical significance was not reached. The trial will continue to the final analysis of OS anticipated in 2016. METEOR’s primary analysis included a review of SAE data. Based on this analysis the frequency of SAEs of any Grade regardless of causality was approximately balanced between study arms. The rate of treatment discontinuation due to adverse events was low (10%) in both study arms. Detailed results of the METEOR trial will be submitted for presentation at an upcoming medical conference. Based on the data from the trial, we expect to complete U.S. and EU regulatory filings in early 2016.
Appointment of Executive Vice President and Chief Financial Officer
On July 15, 2015, Christopher J. Senner was appointed as our Executive Vice President and Chief Financial Officer. Concurrent with Mr. Senner’s appointment, we mutually agreed with Deborah Burke that Ms. Burke would cease to be our Chief Financial Officer, but would continue to serve as our Senior Vice President, Finance and Controller.
Initiation of Phase 1 Trial of Cabozantinib in Combination with Nivolumab or Nivolumab Plus Ipilimumab in Patients with Advanced/Metastatic Urothelial Carcinoma and Other Genitourinary Tumors
On July 13, 2015, we announced the initiation of a phase 1 trial of cabozantinib in combination with nivolumab alone or in combination with nivolumab plus ipilimumab in patients with genitourinary tumors, including advanced/metastatic urothelial (bladder) cancer and RCC. The study is being sponsored through our CRADA with NCI-CTEP with our support and support from Bristol-Myers Squibb. The study was initiated based upon preliminary data on objective tumor responses presented at the Annual Meeting of the American Society of Clinical Oncology, or ASCO, conference in June 2014. The primary endpoint of the trial is the determination of dose-limiting toxicities and a recommended phase 2 dose for the combination of cabozantinib and nivolumab, and separately, for the combination of cabozantinib, nivolumab and ipilimumab, in patients with genitourinary solid tumors. Secondary endpoints include evaluating the activity of the two combinations by objective response rate, as well as PFS and OS, in cohorts of patients with urothelial carcinoma of the bladder, urethra, ureter or renal pelvis.
Extension of Maturity Date of our Indebtedness under our Note Purchase Agreement with Deerfield
On July 1, 2015, we extended the maturity date of the Deerfield Notes (as defined in “--Certain Factors Important to Understanding Our Financial Condition and Results of Operations - Deerfield Facility” below) from July 1, 2015 to July 1, 2018. In connection with the extension, Deerfield Partners, L.P. and Deerfield International Master Fund, L.P., or the New Deerfield Purchasers, acquired the $100 million principal amount of the Deerfield Notes and we entered into amended and restated secured convertible notes, or the Restated Deerfield Notes, with each of the New Deerfield Purchasers, representing the $100 million principal amount. The Restated Deerfield Notes will bear interest on and after July 2, 2015, at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum and will mature on July 1, 2018.
Extension of Action Date for NDA for Cobimetinib in Combination with Vemurafenib
On June 30, 2015, our partner Genentech informed us that the FDA extended the action date for its review of Genentech’s NDA for cobimetinib by the standard extension period of three months, from August 11, 2015 to November 11, 2015. The FDA extended its review after Genentech submitted, at FDA request, additional analysis of previously submitted data from coBRIM, the phase 3 registrational trial of cobimetinib and vemurafenib in patients with BRAF V600 mutation-positive advanced melanoma.

Data Presented at the 2015 Annual Meeting of the American Society of Clinical Oncology
In May and June 2015, clinical data from cabozantinib and cobimetinib were the subject of fourteen separate data presentations at the 2015 ASCO Annual Meeting. Clinical data from cabozantinib, included, among others, oral presentations from a phase 2 trial of cabozantinib in patients with EGFR wild-type NSCLC conducted under our CRADA with NCI-CTEP and from a phase 2 IST of cabozantinib in patients with advanced RET-rearranged lung cancers. Clinical data from cobimetinib, included, among others, an oral presentation updating the PFS from coBRIM, a phase 3 pivotal trial evaluating cobimetinib in combination with vemurafenib versus vemurafenib alone in previously untreated patients with unresectable locally advanced melanoma harboring a BRAF V600 mutation and a poster presentation covering extended follow-up results from BRIM7, an ongoing phase 1b clinical trial, conducted by Roche and Genentech of vemurafenib in combination with cobimetinib in patients with locally advanced/unresectable or metastatic melanoma carrying a BRAFV600 mutation.
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
Limited Sources of Revenues and the Need to Raise Additional Capital
We have incurred net losses since inception through June 30, 2015, with the exception of the 2011 fiscal year. We anticipate net losses and negative operating cash flow for the foreseeable future. For the six months ended June 30, 2015, we incurred a net loss of $78.5 million and as of June 30, 2015, we had an accumulated deficit of $1.8 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year other than the 2011 fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013, and from the commercial launch through June 30, 2015 we have generated $57.5 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research.
The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ; our share of the net profits and losses for the commercialization for cobimetinib in the U.S., if any; the receipt of royalties from cobimetinib sales outside the U.S., if any; partnering activities for cabozantinib; other license and contract revenues; and, the level of expenses primarily with respect to development and commercialization activities for cabozantinib.
As of June 30, 2015, we had $167.0 million in cash and investments, which included $76.6 million available for operations, $6.1 million of short-term restricted investments available for public debt service obligations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $2.7 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, together with the proceeds from our July 2015 public offering, will enable us to maintain our operations for a period of at least 12 months following the end of the second quarter of 2015. While a forecast of future events is inherently uncertain, our ability to sustain our business operations for this time period is highly dependent on the commercial success of COMETRIQ and the revenues we generate, as well as the commercial success of cobimetinib and our share of related net profits and losses, and royalties under our collaboration with Genentech. Consistent with the actions we have taken in the past, we will prioritize necessary and appropriate steps to ensure the continued operation of our business and preservation of the value of our assets. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate.
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
The commercial success of COMETRIQ depends upon the degree of market acceptance of COMETRIQ among physicians, patients, health care payers, and the medical community. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportional compared to the revenues we may be able to generate on sales of COMETRIQ and have an adverse impact on our results of operations. Further, if cabozantinib is approved for the treatment of an indication beyond the approved MTC indication, including advanced RCC, we expect to incur an increase in commercialization expenses in connection with any such approval.
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
In connection with the offering of the 2019 Notes, $36.5 million of the proceeds were deposited into an escrow account which contains an amount of permitted securities sufficient to fund, when due, the total aggregate amount of the first six scheduled semi-annual interest payments on the 2019 Notes. As of June 30, 2015, we have used $30.6 million of the amount held in the escrow account to pay the required semi-annual interest payments. The amount held in the escrow account as of June 30, 2015, was $6.1 million and is included in short-term restricted cash and investments. We have pledged our interest in the escrow account to the Trustee as security for our obligations under the 2019 Notes.
Deerfield Facility
In June 2010, we entered into a note purchase agreement with Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P., or the Original Deerfield Purchasers, pursuant to which, on July 1, 2010, we sold to the Original Deerfield Purchasers an aggregate of $124.0 million principal amount of our Secured Convertible Notes due July 1, 2015, which we refer to as the Original Deerfield Notes, for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. On July 1, 2015, we made a $4.0 million principal payment and then extended the maturity date of the Original Deerfield Notes from July 1, 2015 to July 1, 2018. In connection with the extension, the New Deerfield Purchasers acquired the $100.0 million principal amount of the Original Deerfield Notes and we entered into the Restated Deerfield Notes with each of the New Deerfield Purchasers, representing the $100.0 million principal amount. We refer to the Original Deerfield Purchasers and the New Deerfield Purchasers collectively as Deerfield, and to the Original Deerfield Notes and Restated Deerfield Notes, collectively as the Deerfield Notes.
As of June 30, 2015 and December 31, 2014, the outstanding principal balance on the Deerfield Notes was $100.0 million and $104.0 million, respectively, which, subject to certain limitations, is payable in cash or in stock at our discretion. Beginning on July 2, 2015, the outstanding principal amount of the Deerfield Notes bears interest at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum. Through July 1, 2015, the outstanding principal amount of the Deerfield Notes bore interest in the annual amount of $6.0 million, payable quarterly in arrears.
The following is a summary of interest expense for the Deerfield Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stated coupon interest	$1,496	$1,495	$2,975	$2,975
Amortization of debt discount and debt issuance costs	2,373	2,931	5,320	5,626
Total interest expense	$3,869	$4,426	$8,295	$8,601
The balance of unamortized fees and costs was $0.9 million and $1.4 million as of June 30, 2015 and December 31, 2014, respectively, which is included in Other assets on the accompanying Condensed Consolidated Balance Sheets. Prior to March 4, 2015, the unamortized discount, fees and costs were amortized into interest expense as a yield adjustment through July 1, 2015. Effective March 4, 2015, upon notification of our election to require the New Deerfield Purchasers to acquire the Deerfield Notes and extend the maturity date to July 1, 2018, we began to amortize the remaining unamortized discount, fees and costs through July 1, 2018 using the effective interest method and an effective interest rate of 15.26%.
On August 6, 2012, the parties amended the note purchase agreement to permit the issuance of the 2019 Notes and modify certain optional prepayment rights. The amendment became effective upon the issuance of the 2019 Notes and the payment to the Original Deerfield Purchasers of a $1.5 million consent fee. On August 1, 2013, the parties further amended the note purchase agreement to clarify certain of our other rights under the note purchase agreement. On January 22, 2014, the note purchase agreement was amended to provide us with an option to extend the maturity date of our indebtedness under the note purchase agreement to July 1, 2018, which extension was completed on July 1, 2015. On July 10, 2014, the parties further amended the note purchase agreement to clarify certain provisions of the note purchase agreement.
In each of January 2014 and 2013, we made mandatory prepayments of $10.0 million on the Deerfield Notes. We were required to make an additional mandatory prepayment on the Deerfield Notes in January 2015 equal to 15% of certain revenues from collaborative arrangements, which we refer to as Development/Commercialization Revenue, received during the prior fiscal year, subject to a maximum prepayment amount of $27.5 million. We received no such revenues during the fiscal year ended December 31, 2014 and therefore made no minimum prepayment in January 2015. As a result of the extension of the maturity date of the Deerfield Notes to July 1, 2018, our obligation to make annual mandatory prepayments equal to 15% of Development/Commercialization Revenue received by us during the prior fiscal year will continue to apply in each of 2016, 2017 and 2018. However, we will only be obligated to make any such annual mandatory prepayment if the New Deerfield Purchasers provide notice to us of their election to receive the prepayment. Mandatory prepayments relating to Development/Commercialization Revenue will continue to be subject to a maximum annual prepayment amount of $27.5 million. The definition of “Development/Commercialization Revenue” expressly excludes any sale or distribution of drug or pharmaceutical products in the ordinary course of our business, and any proceeds from any Intellectual Property Sales (as further described below).
Under the note purchase agreement, we may at our sole discretion, prepay all of the principal amount of the Deerfield Notes at a prepayment price equal to 105% of the outstanding principal amount of the Deerfield Notes, plus all accrued and unpaid interest through the date of such prepayment, plus, if prior to July 1, 2017, all interest that would have accrued on the principal amount of the Deerfield Notes between the date of such prepayment and July 1, 2017, if the outstanding principal amount of the Deerfield Notes as of such prepayment date had remained outstanding through July 1, 2017, plus all other accrued and unpaid obligations, collectively referred to as the Prepayment Price.
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
In connection with the January 2014 amendment to the note purchase agreement, on January 22, 2014, we issued to the New Deerfield Purchasers two-year warrants, which we refer to as the 2014 Deerfield Warrants, to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $9.70 per share. Upon our election to extend the maturity date of the Deerfield Notes occurs, the exercise price of the 2014 Deerfield Warrants was reset to $3.445 per share and the term was extended by two years to January 22, 2018. The 2014 Deerfield Warrants contain certain limitations that prevent the holder of the 2014 Deerfield Warrants from acquiring shares upon exercise of a 2014 Deerfield Warrant that would result in the number of shares beneficially owned by the holder to exceed 9.98% of the total number of shares of our common stock then issued and outstanding. The number of shares for which the 2014 Deerfield Warrants are exercisable and the associated exercise prices are subject to certain adjustments as set forth in the 2014 Deerfield Warrants. In addition, upon certain changes in control of Exelixis, to the extent the 2014 Deerfield Warrants are not assumed by the acquiring entity, or upon certain defaults under the 2014 Deerfield Warrants, the holder has the right to net exercise the 2014 Deerfield Warrants for shares of common stock, or be paid an amount in cash in certain circumstances where the current holders of our common stock would also receive cash, equal to the Black-Scholes Merton value of the 2014 Deerfield Warrants.
In connection with the issuance of the 2014 Deerfield Warrants, we entered into a registration rights agreement with Deerfield, pursuant to which we filed a registration statement with the SEC covering the resale of the shares of common stock issuable upon exercise of the 2014 Deerfield Warrants.
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
Loan Agreement with Silicon Valley Bank
On May 22, 2002, we entered into a loan and security agreement with Silicon Valley Bank for an equipment line of credit. On December 21, 2004, December 21, 2006 and December 21, 2007, we amended the loan and security agreement to provide for additional equipment lines of credit and on June 2, 2010, we further amended the loan and security agreement to provide for a new seven-year term loan in the amount of $80.0 million. As of June 30, 2015, the combined outstanding principal balance due under the lines of credit and term loan was $80.0 million, compared to $80.4 million as of December 31, 2014. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We are required to repay any advances under an equipment line of credit in 48 equal monthly payments of principal and interest. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. We have the option to prepay without penalty any advance under an equipment line of credit other than advances under a single equipment line of credit, which has a 1.0% prepayment penalty, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment. In accordance with the terms of the loan and security agreement, we are required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement (although we are entitled to retain income earned or the amounts maintained in such accounts). Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.0%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement.
2014 Restructuring
On September 2, 2014, as a consequence of the failure of COMET-1, one of our two phase 3 pivotal trials of cabozantinib in mCRPC, we initiated the 2014 Restructuring to reduce our workforce. Personnel reductions were initiated across our entire organization and have resulted in and aggregate reduction in headcount of 143 full-time employees as of June 30, 2015. The principal objective of the 2014 Restructuring was to enable us to focus our financial resources on the phase 3 pivotal trials of cabozantinib in advanced RCC and advanced HCC.
For the six months ended June 30, 2015, we recorded restructuring charges of $0.3 million for the 2014 Restructurings. The restructuring charge included $1.2 million in additional charges due to the partial termination of one of our building leases and additional facility-related charges related to the decommissioning and exit of certain buildings. The restructuring charge was partially offset by $0.9 million in recoveries recorded in connection with the sale of excess equipment and other assets. Employee severance and other benefits are recognized ratably during the period from the implementation date of the 2014 Restructuring through the employees’ termination dates.
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
We sell our product, COMETRIQ, in the United States to a specialty pharmacy that benefits from customer incentives and has a right of return. Prior to 2015, COMETRIQ had limited sales history and we could not reliably estimate expected future returns, discounts and rebates of the product at the time the product was sold to the specialty pharmacy, therefore we recognized revenue when the specialty pharmacy provided the product to a patient based on the fulfillment of a prescription, frequently referred to as the “sell-through” revenue recognition model. Recently we have established sufficient historical experience and data to reasonably estimate expected future returns of the product and the discounts and rebates due to payors at the time of shipment to the specialty pharmacy. Accordingly, beginning in January 2015 we began to recognize revenue upon delivery to our U.S. specialty pharmacy. This approach is frequently referred to as the “sell-in” revenue recognition model. In connection with the change in the timing of recognition of U.S. COMETRIQ sales, we recorded a one-time adjustment to recognize revenue and related costs that had previously been deferred at December 31, 2014, resulting in additional gross product revenues of $2.6 million and a nominal amount of cost of goods sold for the six months ended June 30, 2015; there were no such adjustments recorded for the three months ended June 30, 2015.
We also utilize the “sell-in” revenue recognition model for sales to our European distribution partner. Once the European distributer has accepted the product, the product is no longer subject to return; therefore, we record revenue at the time our European distribution partner has accepted the product.
Product Sales Discounts and Allowances
We calculate gross product revenues based on the price that we charge our United States specialty pharmacy and our European distribution partner. We estimate our domestic net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, and (c) estimated costs of patient assistance programs. We estimate our European net product revenues by deducting from our gross product revenues an estimated credit for product originally delivered with expiry of 18 months or less. European net product revenues for the six months ended June 30, 2015 also included the remaining $0.1 million of the $2.4 million project management fee payable to our European distributor upon their achievement of a cumulative revenue goal; no such fees or credits were recognized during the three months ended June 30, 2015 or the comparable periods in 2014. We first determined that the achievement of the revenue goal was probable in the third quarter of 2014 and therefore we recorded project management fees beginning in that period.
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
Other than changes to revenue recognition, there have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2015, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Fiscal Year Convention
Exelixis adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2015, a 52-week year, will end on January 1, 2016, and fiscal year 2014, a 53-week year, ended on January 2, 2015. For convenience, references in this report as of and for the fiscal periods ended July 3, 2015 and June 27, 2014, and as of and for the fiscal years ended January 1, 2016 and January 2, 2015, are indicated as being as of and for the periods ended June 30, 2015, June 30, 2014, December 31, 2015, and December 31, 2014, respectively.
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross product revenues	$8,431	$6,904	$18,564	$12,145
Discounts and allowances	(439)	(342)	(1,184)	(678)
Total revenues	$7,992	$6,562	$17,380	$11,467
Dollar change	$1,430		$5,913
Percentage change	22%		52%
Revenues relate to the sale of COMETRIQ. The increase in gross product revenues for the three and six months ended June 30, 2015 reflects the continued ramp up in sales of COMETRIQ following its commercial launch in the United States in January 2013. The increase in gross product revenues for the six months ended June 30, 2015 also reflects the impact of a change to the “sell-in” method which resulted in the one-time recognition of $2.6 million of deferred revenue attributable to sales to the specialty pharmacy that sells COMETRIQ in the United States; there was no such adjustment recorded for the three months ended June 30, 2015 or during the comparable periods in 2014.

For domestic sales, we have transitioned from the “sell-through” method to the “sell-in” method of recognizing product revenue as we have established sufficient history to reasonably estimate expected returns of the product and the discounts and rebates due to payers.
For foreign sales, we continue to utilize the “sell-in” method to recognize product revenue for all periods presented.
We calculate gross product revenues based on the price that we charge our United States specialty pharmacy and our European distribution partner. We estimate our domestic net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, and (c) estimated costs of patient assistance programs. We estimate our European net product revenues by deducting from our gross product revenues an estimated credit for product originally delivered with expiry of 18 months or less. European net product revenues for the six months ended June 30, 2015 also included the remaining $0.1 million of the $2.4 million project management fee payable to our European distributor upon their achievement of a cumulative revenue goal; no such fees or credits were recognized during the three months ended June 30, 2015 or the comparable periods in 2014. We first determined that the achievement of the revenue goal was probable in the third quarter of 2014 and therefore we recorded project management fees beginning in that period.
Total revenues by customer were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Diplomat Specialty Pharmacy	$7,035	$6,126	$15,110	$10,951
Sobi	957	436	2,270	516
Total revenues	$7,992	$6,562	$17,380	$11,467
Dollar change	$1,430		$5,913
Percentage change	22%		52%
Cost of Goods Sold
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty on net sales of any product incorporating cabozantinib we are required to pay GlaxoSmithKline, and to a lesser extent, indirect labor costs, the cost of manufacturing and other third party logistics costs for our product. A portion of the manufacturing costs for product sales were incurred prior to regulatory approval of COMETRIQ for the treatment of progressive, metastatic MTC and, therefore, were expensed as research and development costs when those costs were incurred, rather than capitalized as inventory.
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of goods sold	$686	$477	$1,452	$786
Gross margin	91%	93%	92%	93%
The increase in the cost of goods sold for the three and six months ended June 30, 2015, as compared to the comparable periods in 2014, was a result of increased sales of COMETRIQ as well as decreases in the amount of product sold that had been expensed as research and development expense prior to regulatory approval. The cost of goods sold and gross margin we have experienced since our product launch may not be representative of what we may experience going forward. Gross margin percentage is net revenues less cost of goods sold, divided by net revenues.
Research and Development Expenses
Total research and development expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development expenses	$24,506	$50,976	$46,788	$105,823
Dollar change	$(26,470)		$(59,035)
Percentage change	(52)%		(56)%

Research and development expenses consist primarily of clinical trial expenses, personnel expenses, allocation of general corporate costs, consulting and outside services, temporary personnel expenses and stock-based compensation.
The decrease in research and development expenses for the three and six months ended June 30, 2015, as compared to the comparable periods in 2014, was primarily related to a decrease in clinical trial costs, which includes services performed by third-party contract research organizations and other vendors who support our clinical trials. The decrease in clinical trial costs was $14.1 million, or 50%, for the three months ended June 30, 2015 and $35.3 million, or 57%, for the six months ended June 30, 2015, as compared to the comparable periods in 2014. The decrease in clinical trial costs for both the three and six months ended June 30, 2015, as compared to the comparable periods in 2014 was predominantly due to decreases in costs related to COMET-1 and COMET-2, our phase 3 pivotal trials in metastatic CRPC which we terminated in September 2014, and a reduction of general program level costs; the decrease in clinical trial costs for the six months ended June 30, 2015 also included the impact of a $4.6 million decrease in comparator drug purchases for METEOR, our phase 3 pivotal trial in advanced RCC.
Decreases in research and development expenses for the three and six months ended June 30, 2015 also related to personnel expenses, consulting and outside services and temporary personnel. Personnel expenses decreased by $6.1 million and $11.9 million for the three and six months ended June 30, 2015, respectively, as compared to the comparable periods in 2014 primarily due to workforce reductions undertaken as a consequence of the failure of COMET-1. Consulting and outside services decreased by $1.9 million and $3.3 million for the three and six months ended June 30, 2015, respectively, as compared to the comparable periods in 2014 primarily as a result of decreases in clinical development consulting activities and the use of outside medical safety liaisons. Temporary personnel decreased by $1.1 million and $1.7 million for the three and six months ended June 30, 2015, respectively, as compared to the comparable periods in 2014 due to a decrease in clinical trial activities performed by those personnel.
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
We expect to continue to incur significant development costs for cabozantinib in future periods as we evaluate its potential in a broad development program comprising over forty-five clinical trials across multiple indications, including two ongoing phase 3 pivotal trials focusing on advanced RCC and advanced HCC. In addition, postmarketing commitments in connection with the approvals of COMETRIQ in MTC dictate that we conduct additional studies in that indication.
We anticipate that research and development expenses will not increase during the second half of 2015 as compared to the six months ended June 30, 2015 as a result of the shift from clinical trial activities to activities necessary to complete regulatory filings in the United States and European Union for cabozantinib in the treatment of advanced RCC. However, we anticipate non-cash stock-based compensation will increase due to the July 2015 vesting of performance-based stock options with performance objectives tied to METEOR.
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

Selling, General and Administrative Expenses
Total selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Selling, general and administrative expenses	$12,789	$16,466	$22,320	$31,157
Dollar change	$(3,677)		$(8,837)
Percentage change	(22)%		(28)%
Selling, general and administrative expenses consist primarily of personnel expenses, consulting and outside services, facility costs, employee stock-based compensation expense, marketing, and legal and accounting costs.
The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2015, as compared to the comparable periods in 2014, was primarily related to personnel expenses, consulting and outside services, stock-based compensation and legal and accounting costs. Those decreases were partially offset by an increase in marketing costs. Personnel expenses decreased by $2.9 million and $6.5 million for the three and six months ended June 30, 2015, respectively, as compared to the comparable periods in 2014 primarily due to workforce reductions undertaken as a consequence of the failure of COMET-1. Consulting and outside services decreased by $1.5 million and $2.9 million for the three and six months ended June 30, 2015, respectively, as compared to the comparable periods in 2014 primarily as a result of decreases in marketing research activities, a reduction in fixed fees paid to Sobi, reductions in outside services for buildings we are no longer occupying and our Board of Director’s decision to receive stock awards in lieu of cash compensation for services rendered during the fourth quarter of 2014 and all of 2015. Stock-based compensation decreased by $1.5 million and $2.7 million for the three and six months ended June 30, 2015, respectively, as compared to the comparable periods in 2014 due to a decrease in outstanding awards and unvested options without performance objectives. Legal and accounting costs decreased by $1.2 million and $2.5 million for the three and six months ended June 30, 2015, respectively, as compared to the comparable periods in 2014 primarily due to decreases in activities related to patent filings and defense. Those decreases were partially offset by a $2.6 million and $4.1 million increase in marketing expenses for the three and six months ended June 30, 2015, respectively, as compared to the comparable periods in 2014, which includes our share of the pre-commercial preparation expenses for cobimetinib under our collaboration agreement with Genentech.
Following the announcement of positive top-line results from the primary analysis of METEOR and the potential approval of cobimetinib in combination with vemurafenib for previously untreated patients with unresectable locally advanced or metastatic melanoma harboring a BRAF V600 mutation in the fourth quarter of 2015, we anticipate selling, general and administrative expenses will increase during the second half of 2015 as we increase our commercial activities in preparation for the potential launch of cobimetinib and cabozantinib to patients for the treatment of advanced RCC. We also anticipate non-cash stock-based compensation will increase due to the July 2015 vesting of performance-based stock options with performance objectives tied to METEOR.
Restructuring Charge
On September 2, 2014, as a consequence of the failure of COMET-1, one of our two phase 3 pivotal trials of cabozantinib in metastatic castration-resistant prostate cancer, we initiated the 2014 Restructuring to reduce our workforce. Personnel reductions were initiated across our entire organization that resulted in an aggregate reduction in headcount of 143 full-time employees as of June 30, 2015. The principal objective of the 2014 Restructuring was to enable us to focus our financial resources on the phase 3 pivotal trials of cabozantinib in advanced RCC and advanced HCC.
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

Total restructuring charge for both for restructurings 2010 Restructurings and 2014 Restructuring was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restructuring charge	$1,291	$331	$860	$377
Dollar change	$960		$483
Percentage change	290%		128%
The charges for each of the periods presented include the effect of the passage of time on our discounted cash flow computations (“accretion expense”) for the exit, in prior periods, of certain of our South San Francisco buildings. The restructuring charge for the six months ended June 30, 2015 included $1.2 million in additional charges due to the early termination of one of our building leases, the impact of a new sublease executed in June 2015 and additional changes in assumptions regarding anticipated sublease activities, and additional facility-related charges related to the decommissioning and exit of certain buildings. The restructuring charge for the six months ended June 30, 2015 was partially offset by $0.9 million in recoveries recorded in connection with the sale of excess equipment and other assets, as compared to $0.1 million for the comparable period in 2014.
Total Other Income (Expense), Net
Total other income (expense), net, were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income and other, net	$(123)	$359	$(130)	$2,490
Interest expense	(11,959)	(12,081)	(24,362)	(23,843)
Total other expense, net	$(12,082)	$(11,722)	$(24,492)	$(21,353)
Dollar change	$(360)		$(3,139)
Percentage change	3%		15%
Total other income (expense), net consists primarily of interest expense incurred on our debt, partially offset by interest income earned on our cash and investments and gains and losses on derivatives and foreign exchange fluctuations. Interest expense includes aggregate non-cash interest expense on both the 2019 Notes and the Deerfield Notes of $7.2 million and $14.9 million for the three and six months ended June 30, 2015, respectively, as compared to $7.3 million and $14.3 million for the comparable periods in 2014, respectively. Interest income and other, net for the six months ended June 30, 2015 and 2014 includes $0.5 million in unrealized losses and $1.9 million in unrealized gains, respectively, on the revaluation of the 2014 Deerfield Warrants
Liquidity and Capital Resources
Sources and Uses of Cash
The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2015	2014
Net loss	$(78,532)	$(148,029)
Net cash used in operating activities	(71,919)	(127,423)
Net cash provided by investing activities	57,580	105,049
Net cash (used in) provided by financing activities	(4,107)	65,736
Net (decrease) increase in cash and cash equivalents	(18,446)	43,362
Cash and cash equivalents at beginning of period	80,395	103,978
Cash and cash equivalents at end of period	$61,949	$147,340
We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013, and from the commercial launch through June 30, 2015 we have generated $57.5 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. For a discussion of potential future capital requirements, please see “– Liquidity and Capital Resources – Capital Requirements.”
Operating Activities
Our operating activities used cash of $71.9 million for the six months ended June 30, 2015, compared to $127.4 million for the same period in 2014.
Operating cash flows can differ from our consolidated net loss as a result of differences in the timing of cash receipts and earnings recognition and non-cash charges.
Cash used in operating activities for the six months ended June 30, 2015 related primarily to our $71.4 million operating expenses for the period, less non-cash expenses for accretion of debt discount totaling $14.9 million on the Deerfield Notes and the 2019 Notes and stock-based compensation totaling $3.4 million. Our operating expenses were largely attributable to the development of cabozantinib. In addition, we made cash payments that resulted in a $9.0 million reduction in accrued clinical trial liabilities. We also paid $4.8 million for restructuring activities.
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
Investing Activities
Our investing activities provided cash of $57.6 million for the six months ended June 30, 2015, compared to cash provided of $105.0 million for the same period in 2014.
Cash provided by investing activities for the six months ended June 30, 2015 was primarily due to the maturity of unrestricted and restricted investments of $106.7 million, less investment purchases of $50.4 million.
Cash provided by investing activities for the six months ended June 30, 2014 was primarily due to the maturity of unrestricted and restricted investments of $192.0 million, less investment purchases of $86.9 million.
Financing Activities
Our financing activities used cash of $4.1 million for the six months ended June 30, 2015, compared to cash provided of $65.7 million for the same period in 2014.
Cash used for financing activities for the six months ended June 30, 2015 was due to principal payments on debt of $4.4 million.
Cash provided by our financing activities for the six months ended June 30, 2014 was primarily due to the issuance of 10.0 million shares of common stock in January 2014 for net proceeds of $75.6 million. The cash provided by the issuance of common stock was partially offset by principal payments on debt of $11.0 million.
Proceeds from common stock and debt issuances are used for general working capital purposes, including for clinical trials, build-out of commercial infrastructure, research and development, capital expenditures and working capital. Over the next several years, we are required to make certain payments on notes and bank obligations. See “--Certain Factors Important to Understanding Our Financial Condition and Results of Operations,” for a description of those payment obligations.
Capital Requirements
We have incurred net losses since inception through June 30, 2015, with the exception of the 2011 fiscal year. We anticipate net losses and negative operating cash flow for the foreseeable future. For the six months ended June 30, 2015, we incurred a net loss of $78.5 million and as of June 30, 2015, we had an accumulated deficit of $1.8 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each year other than the 2011 fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013, and from the commercial launch through June 30, 2015 we have generated $57.5 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research.
The amount of our net losses will depend, in part, on the rate of growth, if any, in our sales of COMETRIQ; our share of the net profits and losses for the commercialization for cobimetinib in the U.S., if any; the receipt of royalties from cobimetinib sales outside the U.S., if any; partnering activities for cabozantinib; other license and contract revenues; and, the level of expenses primarily with respect to development and commercialization activities for cabozantinib.
As of June 30, 2015, we had $167.0 million in cash and investments, which included $76.6 million available for operations, $6.1 million of short-term restricted investments available for public debt service obligations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $2.7 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, together with the proceeds from our July 2015 public offering, will enable us to maintain our operations for a period of at least 12 months following the end of the second quarter of 2015. While a forecast of future events is inherently uncertain, our ability to sustain our business operations for this time period is highly dependent on the commercial success of COMETRIQ and the revenues we generate, as well as the commercial success of cobimetinib and our share of related net profits and losses, and royalties under our collaboration with Genentech. Consistent with the actions we have taken in the past, we will prioritize necessary and appropriate steps to ensure the continued operation of our business and preservation of the value of our assets. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

•	the progress and scope of the cabozantinib development and commercialization activities;

•	the commercial success of COMETRIQ and the revenues we generate;

•	our obligation to share U.S. marketing and commercialization costs for cobimetinib under our collaboration with Genentech;

•
the commercial success of cobimetinib and our share of related profits and losses for the commercialization of cobimetinib in the U.S. and receipt of royalties from cobimetinib sales outside the U.S. under our collaboration with Genentech;

•	our ability to obtain regulatory approval for cabozantinib for the treatment of advanced RCC and other indications;

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements with respect to cabozantinib or other product candidates that provide additional capital;

•	future clinical trial results, notably the results from CELESTIAL, our phase 3 pivotal trial in patients with advanced HCC;

•
repayment of the Deerfield Notes which mature on July 1, 2018, subject to a requirement to make a mandatory prepayment in each of 2016, 2017 and 2018 equal to 15% of certain revenues from collaborative arrangements (other than intercompany arrangements) received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million;

•	our ability to repay the Deerfield Notes with our common stock, which we are only able to do under specified conditions;

•	repayment of our $287.5 million aggregate principal amount of the 2019 Notes, which mature on August 15, 2019, unless earlier converted, redeemed or repurchased;

•	repayment of our term loan and line of credit from Silicon Valley Bank, which had an outstanding balance at June 30, 2015, of $80.0 million;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	our need to expand our product and clinical development efforts;

•	the cost and timing of regulatory approvals;

•	the cost of clinical drug supply for our clinical trials;

•	the effect of economic and scientific developments in the market for oncologic therapeutics and the timing of regulatory approvals for competing oncologic therapies; and

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights.
In addition, we may need to obtain additional funding in order to stay in compliance with covenants contained in our loan and security agreement with Silicon Valley Bank. This agreement contains covenants or events of default requiring us to maintain specified collateral balances. The failure to comply with these covenants could result in an acceleration of the underlying debt obligations. If we are unable to remain in compliance with such covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.
Contractual Obligations
We have contractual obligations in the form of debt, loans payable, operating leases, purchase obligations and other long-term liabilities. As a result of our extension of the maturity date of the Deerfield Notes to 2018, the outstanding principal has been reclassified from current to long-term liabilities as of June 30, 2015. There were no other material changes outside of the ordinary course of business in our contractual obligations from those as of December 31, 2014.
Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks at June 30, 2015 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. As of June 30, 2015, and December 31, 2014, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $7.6 million and $7.8 million, respectively.
In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. As of June 30, 2015, and December 31, 2014, approximately $3.6 million and $5.5 million, respectively, of our clinical accrual balance was owed in foreign currencies. An adverse change of one percentage point in the foreign currency exchange rates would not have resulted in a material impact for any periods presented. We recorded a $54 thousand gain and a $34 thousand loss relating to foreign exchange fluctuations for the six months ended June 30, 2015 and 2014, respectively.
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
We have marked with an asterisk (*) those risk factors below that reflect substantive changes in risks facing us from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2015 filed with the Securities and Exchange Commission on March 2, 2015. In addition, the risk factors in our Annual Report on Form 10-K for the fiscal year ended January 2, 2015, relating to potentially not achieving the benefits of our cost savings initiatives and the changes to our corporate structure have been removed.
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

•
fund the portion of U.S. marketing and commercialization costs for cobimetinib that we are obligated to fund under our collaboration with Genentech, or any similar costs we are obligated to fund under collaborations we may enter into in the future.

As of June 30, 2015, we had $167.0 million in cash and investments, which included $76.6 million available for operations, $6.1 million of short-term restricted investments available for public debt service obligations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $2.7 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, together with the proceeds from our July 2015 public offering, will enable us to maintain our operations for a period of at least 12 months following the end of the second quarter of 2015. While a forecast of future events is inherently uncertain, our ability to sustain our business operations for this time period is highly dependent on the commercial success of COMETRIQ and the revenues we generate, as well as the commercial success of cobimetinib and our share of related net profits and losses, and royalties under our collaboration with Genentech. Consistent with the actions we have taken in the past, we will prioritize necessary and appropriate steps to ensure the continued operation of our business and preservation of the value of our assets. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

•	the progress and scope of the cabozantinib development and commercialization activities;

•	the commercial success of COMETRIQ and the revenues we generate;

•	our obligation to share U.S. marketing and commercialization costs for cobimetinib under our collaboration with Genentech;

•
the commercial success of cobimetinib and our share of related profits and losses for the commercialization of cobimetinib in the U.S. and receipt of royalties from cobimetinib sales outside the U.S. under our collaboration with Genentech;

•	our ability to obtain regulatory approval for cabozantinib for the treatment of advanced RCC and other indications;

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements with respect to cabozantinib or other product candidates that provide additional capital;

•	future clinical trial results, notably the results from CELESTIAL, our phase 3 pivotal trial in patients with advanced HCC;

•
repayment of the Deerfield Notes which mature on July 1, 2018, subject to a requirement to make a mandatory prepayment in each of 2016, 2017 and 2018 equal to 15% of certain revenues from collaborative arrangements (other than intercompany arrangements) received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million;

•	our ability to repay the Deerfield Notes with our common stock, which we are only able to do under specified conditions;

•	repayment of our $287.5 million aggregate principal amount of the 2019 Notes, which mature on August 15, 2019, unless earlier converted, redeemed or repurchased;

•	repayment of our term loan and line of credit from Silicon Valley Bank, which had an outstanding balance at June 30, 2015, of $80.0 million;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	our need to expand our product and clinical development efforts;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research drug supply for our clinical trials;

•	the effect of economic and scientific developments in the market for oncologic therapeutics and the timing of regulatory approvals for competing oncologic therapies; and

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights.
In addition, we may need to obtain additional funding in order to stay in compliance with covenants contained in our loan and security agreement with Silicon Valley Bank. This agreement contains covenants or events of default requiring us to maintain specified collateral balances. The failure to comply with these covenants could result in an acceleration of the underlying debt obligations. If we are unable to remain in compliance with such covenants or if we are unable to renegotiate such covenants and the lender exercises its remedies under the agreement, we would not be able to operate under our current operating plan.
We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*
We have incurred net losses since inception through June 30, 2015, with the exception of the 2011 fiscal year. We anticipate net losses and negative operating cash flow for the foreseeable future. For the six months ended June 30, 2015, we incurred a net loss of $78.5 million and as of June 30, 2015, we had an accumulated deficit of $1.8 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each year other than the 2011 fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013, and from the commercial launch through June 30, 2015 we have generated $57.5 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. If the amount of research funding we receive from our collaborators decreases, if our collaborators fail to develop successful products, if we are unable to successfully achieve the milestones under our collaboration agreements, or if sales of products to which we are entitled to royalties under such agreements are weak, our revenues and financial condition would be materially adversely affected.

The amount of our net losses will depend, in part, on our sales of COMETRIQ, our share of the net profits and losses for the commercialization for cobimetinib in the U.S., if any, the receipt of royalties from cobimetinib sales outside the U.S., if any, partnering activities for cabozantinib, other license and contract revenues, and the level of expenses with respect to development and commercialization activities, including for cabozantinib.
Our significant level of indebtedness could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.
We have significant indebtedness and substantial debt service requirements as a result of the Deerfield Notes, our loan and security agreement with Silicon Valley Bank and the 2019 Notes. As of June 30, 2015, our total consolidated indebtedness through maturity was $492.4 million (excluding trade payables). We may also incur additional indebtedness to meet future financing needs. If we incur additional indebtedness, it would increase our interest expense, leverage and operating and financial costs.
Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

•	making it more difficult for us to meet our payment and other obligations under the 2019 Notes, the Deerfield Notes, our loan and security agreement with Silicon Valley Bank or our other indebtedness;

•	resulting in an event of default if we fail to comply with the covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable;

•	increasing our vulnerability to adverse economic and industry conditions;

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
If a Fundamental Change, as defined in the indenture governing the 2019 Notes, occurs, holders of the 2019 Notes may require us to purchase for cash all or any portion of their 2019 Notes at a purchase price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change purchase date. We may not have sufficient funds to purchase the notes upon a Fundamental Change. In addition, the terms of any borrowing agreements that we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a Fundamental Change. Furthermore, any repurchase of 2019 Notes by us may be considered an event of default under such borrowing agreements.

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
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this report we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since June 30, 2015, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.
Risks Related to Cabozantinib and Cobimetinib
We are dependent on the successful development and commercialization of cabozantinib.*
The success of our business is dependent upon the successful development and commercialization of cabozantinib. As part of our strategy, we are dedicating substantially all of our proprietary resources to advance cabozantinib as aggressively as possible and are seeking to partner cabozantinib with a global pharmaceutical organization whose international resources will permit us to explore and exploit fully the potential opportunity cabozantinib presents on its own and in combination with other agents, in advanced RCC, advanced HCC, and other potential indications. On November 29, 2012, the FDA approved a capsule formulation of cabozantinib for the treatment of progressive, metastatic MTC, also in a capsule formulation in the United States under the brand name COMETRIQ, and we commercially launched COMETRIQ in late January 2013. In March 2014, the European Commission approved cabozantinib for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC, also under the brand name COMETRIQ. The European Commission granted conditional marketing authorization following a positive opinion from the Committee for Medicinal Products for Human Use, issued in December 2013. We view the approvals of COMETRIQ by the FDA and European Commission for MTC as transitional events towards our objective of developing cabozantinib capsules and tablets into a significant oncology franchise. Our ability to realize this objective is contingent on, among other things, successful clinical development, regulatory approval and market acceptance of cabozantinib. The failure of COMET-1 and COMET-2, our two phase 3 pivotal trials of cabozantinib in mCRPC, to meet their respective primary endpoints negatively impacted our ability to achieve our development and commercialization goals for cabozantinib in prostate cancer.
On July 20, 2015, we announced that METEOR, a phase 3 pivotal trial comparing cabozantinib to everolimus in patients with advanced RCC who have experienced disease progression following treatment with at least one prior VEGFR TKI, met its primary endpoint of demonstrating a statistically significant increase in PFS for cabozantinib versus everolimus in the first 375 randomized patients as determined by an IRC. Data pertaining to OS in the entire study population of 658 patients, a secondary endpoint of the trial, were immature at the data cutoff, and we cannot be certain that the final analysis of OS anticipated in 2016 will be consistent with the trend in OS favoring cabozantinib that was observed in our interim analysis. Although we plan to complete regulatory filings in the United States and European Union in early 2016 for treatment of such patients with advanced RCC, we cannot be certain that such filings will be made when expected, or at all, or that we will ultimately receive regulatory approval for cabozantinib for that indication by the FDA or the EMA.
In addition, even if such approvals are obtained, the commercial potential of cabozantinib for the treatment of such patients will be affected by a variety of factors, including the final analysis of OS expected in 2016, the perceived benefits associated with the median PFS of patients receiving cabozantinib as compared to everolimus, and the availability and benefits of competitive treatments. We believe that if cabozantinib is approved for the treatment of 2nd or later-line advanced RCC, its potential principal competition in this indication could include axitinib and everolimus, which are already approved in this indication, as well as other agents approved for 1st-line advanced RCC including sunitinib, sorafenib, pazopanib, temsirolimus, and bevacizumab. Other agents being investigated in 2nd line advanced RCC, including nivolumab, may also become competitive treatments if they are approved for advanced RCC. In particular, on July 20, 2015, Bristol-Myers Squibb announced that the phase 3 trial comparing nivolumab to everolimus in 2nd or later-line advanced RCC patients (Checkmate 025) had met its primary endpoint of showing an improvement in overall survival for patients treated with nivolumab. We anticipate that nivolumab may be approved for use in 2nd or later-line patients in 2016 and will provide immediate direct competition for cabozantinib in this market. In addition, if we fail to enter into a suitable collaboration agreement with respect to cabozantinib for indications beyond MTC, or otherwise encounter additional difficulties in the development of cabozantinib in such other indications due to any of the factors discussed in this “Risk Factors” section or otherwise, or if we do not receive regulatory approval in such indications, including advanced RCC, or are unable to successfully commercialize cabozantinib in such other indications, if approved, we will not have the resources necessary to continue our business in its current form.
In addition, if we fail to enter into a suitable collaboration agreement with respect to cabozantinib for indications beyond MTC, or otherwise encounter additional difficulties in the development of cabozantinib in such other indications beyond MTC due to any of the factors discussed in this “Risk Factors” section or otherwise, or if we do not receive regulatory approval in such indications, including advanced RCC, or are unable to successfully commercialize cabozantinib in such other indications, if approved, we will not have the resources necessary to continue our business in its current form.
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
On September 29, 2014, positive results from coBRIM, a phase 3 pivotal trial evaluating cobimetinib in combination with vemurafenib in previously untreated patients with unresectable locally advanced melanoma harboring a BRAF V600 mutation, were reported at the ESMO 2014 Congress. The trial met its primary endpoint of demonstrating a statistically significant increase in investigator-determined PFS for the combination of cobimetinib and vemurafenib versus vemurafenib alone. On the basis of data from the coBRIM trial, Roche submitted a MAA for cobimetinib in combination with vemurafenib in the European Union in September 2014. In the United States, Genentech submitted its NDA in December 2014 and the FDA has granted the NDA priority review, with a projected action date of August 11, 2015. On June 30, 2015, Genentech informed us that, in order to accommodate its review of a supplemental data submission, the FDA extended the projected action date for its review of the cobimetinib NDA by the standard extension period of three months, to November 11, 2015.
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
We are similarly dependent upon Genentech’s strategic and tactical planning and decision-making with regard to the commercialization of cobimetinib; and, in addition, during the period prior to commercialization, we are obligated to reimburse half of Genentech’s costs for commercializing the drug in the U.S.  Furthermore, regardless of the level of Genentech’s investment in cobimetinib, the compound may not be accepted by physicians, patients, health care payers, such as Medicare and Medicaid, and the medical community.
The commercial success of cabozantinib, as COMETRIQ capsules for MTC or if approved in a tablet formulation for additional indications in the future, will depend upon the degree of market acceptance of cabozantinib among physicians, patients, health care payers, and the medical community.*
Our ability to commercialize cabozantinib, as COMETRIQ capsules for the approved MTC indication or if approved in a tablet formulation for additional indications, will be highly dependent upon the extent to which cabozantinib gains market acceptance among physicians, patients, health care payers such as Medicare and Medicaid, and the medical community. If cabozantinib does not achieve an adequate level of acceptance, we may not generate significant future product revenues, and we may not become profitable. The degree of market acceptance of COMETRIQ and other cabozantinib products, if approved, will depend upon a number of factors, including:

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
If we are unable to maintain adequate sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to do so, we may be unable to commercialize cabozantinib successfully.*
We have designed our commercial organization and strategic commercial approach to maintain flexibility in response to market opportunities. At present, our U.S. commercial organization is sized at a level commensurate with the size of the market opportunity for progressive, metastatic MTC. We expect to be able to scale up quickly if additional indications for cabozantinib are approved in the future, or to scale down if necessary. Our distribution arrangements with Sobi are also right-sized for the EU MTC opportunity and retain strategic flexibility. Overall, we believe the design of our commercial organization, and our strategic commercial approach, are efficient, taking advantage of outsourcing options where prudent to maximize the effectiveness of our commercial expenditures.
However, should the commercial opportunity for cabozantinib grow over time, we may not correctly judge the proper size and level of and experience of the sales and marketing force or the scale of distribution necessary to market and sell cabozantinib successfully. Maintaining sales, marketing, and distribution capabilities is expensive and time-consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of cabozantinib and have an adverse impact on our results of operations. If we are unable to maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenues and our business may be adversely affected.
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
For example, under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the PPACA, enacted in March 2010, substantial changes have been made, and may continue to be made, to the way healthcare is financed by both governmental and private insurers, and those changes are significantly impacting the pharmaceutical industry. Provisions of the PPACA relevant to the pharmaceutical industry include the following:

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
Our competitors may develop products and technologies that impair the value of cabozantinib and cobimetinib.*
The pharmaceutical, biopharmaceutical and biotechnology industries are highly fragmented and are characterized by rapid technological change. In particular, the area of kinase-targeted therapies is a rapidly evolving and competitive field. We face, and will continue to face, intense competition from biotechnology, biopharmaceutical and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. Some of our competitors are further along in the development of their products than we are. In addition, delays in the development of cobimetinib, and cabozantinib for the treatment of additional tumor types, could allow our competitors to bring products to market before us, which would impair the commercialization of cobimetinib or cabozantinib in such tumor types. Our future success will depend upon our ability to maintain a competitive position with respect to technological advances. The markets for which we intend to pursue regulatory approval of cabozantinib and for which Roche and Genentech intend to pursue regulatory approval for cobimetinib are highly competitive. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and commercial capabilities than we do. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive. There may also be drug candidates of which we are not aware at an earlier stage of development that may compete with cobimetinib and cabozantinib. In addition, cobimetinib and cabozantinib may compete with existing therapies that have long histories of use, such as chemotherapy and radiation treatments in cancer indications.
Competition for cabozantinib
We believe that the principal competing anti-cancer therapy to COMETRIQ in progressive, metastatic MTC is AstraZeneca’s RET, VEGFR and EGFR inhibitor vandetanib, which has been approved by the FDA and the EMA for the treatment of symptomatic or progressive MTC in patients with unresectable, locally advanced, or metastatic disease. On July 27, 2015, Genzyme announced that it entered into a definitive agreement with AstraZeneca to acquire vandetanib. If the proposed sale is completed, we anticipate the potential for increased competition for COMETRIQ in progressive, metastatic MTC as a result of the consolidation of vandetanib into Genzyme’s endocrinology portfolio and the company’s rare disease expertise. In addition, we believe that COMETRIQ also faces competition as a treatment for progressive, metastatic MTC from off-label use of Bayer’s and Onyx Pharmaceuticals’ (a wholly-owned subsidiary of Amgen) multikinase inhibitor sorafenib, Pfizer’s multikinase inhibitor sunitinib, Ariad Pharmaceutical’s multikinase inhibitor ponatinib, Novartis’ multikinase inhibitor pazopanib and Eisai’s multikinase inhibitor lenvatinib.
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
Examples of potential competition for cabozantinib in other cancer indications include: other VEGF pathway inhibitors, including Genentech’s bevacizumab; other RET inhibitors including Eisai’s lenvatinib and Ariad’s ponatinib; and other MET inhibitors, including Amgen’s AMG 208, Pfizer’s crizotinib, ArQule’s tivantinib, and Mirati’s MGCD265; and immunotherapies such as Bristol-Myers Squibb’s ipilimumab and nivolimab and Merck’s pembrolizumab.
Competition for cobimetinib
We believe that if cobimetinib is approved for the treatment of advanced melanoma, its potential principal competition amongst targeted agent’s may include Novartis’ trametinib and dabrafenib, and Array’s encorafenib and binimetinib; and within the class of immunotherapies, Bristol-Myers Squibb’s ipilimumab and nivolumab and Merck’s pembrolizumab. The second category, immunotherapies, are of particular competitive importance vis-a-vis cobimetinib in advanced melanoma as they are already FDA approved in melanoma patient populations that overlap with those that may be eligible for cobimetinib, they have been rapidly incorporated into the National Comprehensive Cancer Network treatment guidelines, and they are viewed with a high degree of enthusiasm by physicians and key opinion leaders. Ongoing and future trials incorporating immune-oncology agents, including combination trials, may further impact usage of cobimetinib in melanoma and potentially in additional tumor types in which cobimetinib may ultimately gain approval.
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
Cabozantinib is being evaluated in a comprehensive development program for the treatment of advanced RCC, advanced HCC and a variety of other indications beyond the approved MTC indication. Clinical trials are inherently risky and may reveal that cabozantinib is ineffective or has unacceptable toxicity or other side effects that may significantly decrease the likelihood of regulatory approval in such indications. For example, COMET-1 and COMET-2, our two phase 3 pivotal trials of cabozantinib in mCRPC, failed to meet their respective primary endpoints of demonstrating a statistically significant increase in overall survival for patients treated with cabozantinib as compared to prednisone and to demonstrate improvement in pain response for patients treated by cabozantinib as compared to mitoxantrone/prednisone. Based on the outcome of the COMET trials, we deprioritized the clinical development of cabozantinib in mCRPC.
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
We may experience numerous unforeseen events, during or as a result of clinical testing, that could delay or prevent commercialization of cabozantinib for the treatment of advanced RCC, advanced HCC, and other indications, including:

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

•
disputes may arise between us and our collaborators that result in the delay or termination of the research, development or commercialization of our drug candidates, or that diminish or delay receipt of the economic benefits we are entitled to receive under the collaboration, or that result in costly litigation or arbitration that diverts management’s attention and resources;

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
We may be unable to establish a collaboration for cabozantinib outside of the U.S. or other collaborations for selected preclinical and clinical compounds.*
To enable us to capitalize on a potential indication in advanced RCC and other potential cabozantinib opportunities most effectively, we intend to seek a partner for cabozantinib outside of the U.S. We may also pursue new collaborations with leading pharmaceutical and biotechnology companies for the development and ultimate commercialization of selected preclinical and clinical programs and compounds, particularly those drug candidates for which we believe that the capabilities and resources of a partner can accelerate development and help to fully realize their therapeutic and commercial potential. However, we may not be able to negotiate additional collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional collaborations because of the numerous risks and uncertainties associated with establishing additional collaborations. If we are unable to negotiate additional collaborations, we may not be able to realize value from a particular drug candidate.

Risks Related to Our Intellectual Property
Data breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business and reputation.*
In the ordinary course of our business, we collect, maintain and transmit sensitive data on our networks and systems, including our intellectual property and proprietary or confidential business information (such as research data and personal information) and confidential information with respect to our customers, clinical trial patients and our business partners. We have also outsourced significant elements of our information technology infrastructure and, as a result, third parties may or could have access to our confidential information. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack and motive (including corporate espionage). Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past year, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications and those of our vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A data security breach could also lead to public exposure of personal information of our clinical trial patients, customers and others. Cyber-attacks could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. Our network security and data recovery measures and those of our vendors may not be adequate to protect against such security breaches and disruptions. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.
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
Risks Related to Employees and Location
The loss of key personnel or the inability to retain and, where necessary, attract additional personnel could impair our ability to operate and expand our operations.*
We are highly dependent upon the principal members of our management, clinical and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. Also, we may not have sufficient personnel to execute our business plan. Retaining and, where necessary, recruiting qualified clinical and scientific personnel will be critical to support activities related to advancing our clinical and preclinical development programs, and supporting our collaborative arrangements and our internal proprietary research and development efforts. The restructurings that we have experienced since 2010 have had and may continue to have an adverse impact on our ability to retain and recruit qualified personnel. Competition is intense for experienced clinical personnel, and we may be unable to retain or recruit clinical personnel with the expertise or experience necessary to allow us to pursue collaborations, develop our products and core technologies or expand our operations to the extent otherwise possible. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.
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
Facility security breaches may disrupt our operations, subject us to liability and harm our operating results.*
Any break-in or trespass at our facilities that results in the misappropriation, theft, sabotage or any other type of security breach with respect to our proprietary and confidential information, including research or clinical data, or that results in damage to our research and development equipment and assets, could subject us to liability and have a material adverse impact on our business, operating results and financial condition.
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
Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results to volatility, including:

•	the progress and scope of the development and commercialization activities for cabozantinib and our other compounds;

•	the commercial success of COMETRIQ and the revenues we generate;

•	future clinical trial results, notably the results from CELESTIAL, our phase 3 pivotal trial in patients with advanced HCC;

•	the inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;

•	recognition of upfront licensing or other fees or revenues;

•	payments of non-refundable upfront or licensing fees, or payment for cost-sharing expenses, to third parties;

•	acceptance of our technologies and platforms;

•	the success rate of our efforts leading to milestone payments and royalties;

•	the introduction of new technologies or products by our competitors;

•	the timing and willingness of collaborators to further develop or, if approved, commercialize our product candidates out-licensed to them;

•	whether we enter into new collaboration agreements, licensing agreements or other arrangements with respect to cabozantinib or other product candidates;

•	the termination or non-renewal of existing collaborations or third party vendor relationships;

•	regulatory actions with respect to our product candidates and any approved products or our competitors’ products;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	the timing and amount of expenses incurred for clinical development and manufacturing of cabozantinib;

•	adjustments to expenses accrued in prior periods based on management’s estimates after the actual level of activity relating to such expenses becomes more certain;

•	the impairment of acquired goodwill and other assets;

•	the impact of our restructuring activities;

•	additions and departures of key personnel;

•	general and industry-specific economic conditions that may affect our or our collaborators’ research and development expenditures; and

•	other factors described in this “Risk Factors” section
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
Certain provisions applicable to the 2019 Notes and the Deerfield Notes could delay or prevent an otherwise beneficial takeover or takeover attempt.
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
Our ability to use net operating losses to offset future taxable income may be subject to limitations.
Under the Internal Revenue Code, or the Code, and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss carry-forwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carry-forwards before utilization. We concluded, as of December 31, 2014, that an ownership change, as defined under Section 382, had not occurred. However, if there is an ownership change in connection with or after our July 2015 public offering under Section 382 of the Code, we may not be able to utilize a material portion of our NOLs. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating United States federal taxable income. As described above, we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the United States federal taxable income necessary to utilize our NOLs. A full valuation allowance has been provided for the entire amount of our NOLs.

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

EXELIXIS, INC.

August 11, 2015	/s/ CHRISTOPHER J. SENNER
Date	Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Certificate of Ownership and Merger Merging X-Ceptor Therapeutics, Inc. with and into Exelixis, Inc.	8-K	000-30235	3.1	10/15/2014
3.5	Certificate of Change of Registered Agent and/or Registered Office of Exelixis, Inc.	8-K	000-30235	3.2	10/15/2014
3.6	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011
4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	4/7/2000
4.2	Amended and Restated Secured Convertible Note dated July 1, 2015 in favor of Deerfield Partners, L.P.					X
4.3	Amended and Restated Secured Convertible Note dated July 1, 2015 in favor of Deerfield International Master Fund, L.P.					X
4.4	Registration Rights Agreement dated January 22, 2014 by and among Exelixis, Inc., Deerfield Partners, L.P. and Deerfield International Master Fund, L.P.	8-K	000-30235	4.2	1/22/2014
4.5	Form of Warrant to Purchase Common Stock of Exelixis, Inc. issued to Deerfield Partners, L.P. and Deerfield International Master Fund, L.P.	8-K	000-30235	4.1	1/22/2014
4.6	Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.1	8/14/2012
4.7	First Supplemental Indenture dated August 14, 2012 to Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.2	8/14/2012
4.8	Form of 4.25% Convertible Senior Subordinated Note due 2019	8-K	000-30235	4.2 (Exhibit A)	8/14/2012
10.1	Partial Lease Termination Agreement dated June 30, 2015, by and between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.					X
10.2	Second Amendment to Sublease dated effective July 1, 2015 by and between Exelixis, Inc. and Nodality, Inc.					X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.3	First Amendment to Consent to Sublease Agreement dated effective July 1, 2015 by and among Britannia Pointe Grand Limited Partnership, Exelixis, Inc. and Nodality, Inc.					X
10.4	First Amendment to Sublease dated effective October 1, 2013 by and between Exelixis, Inc. and Threshold Pharmaceuticals, Inc.					X
10.5	First Amendment to Consent to Sublease Agreement dated effective October 1, 2013 by and among Britannia Pointe Grand Limited Partnership, Exelixis, Inc. and Threshold Pharmaceuticals, Inc.					X
10.6	Second Amendment to Sublease dated effective July 1, 2015 by and between Exelixis, Inc. and Threshold Pharmaceuticals, Inc.					X
10.7	Second Amendment to Consent to Sublease Agreement dated effective July 1, 2015 by and among Britannia Pointe Grand Limited Partnership, Exelixis, Inc. and Threshold Pharmaceuticals, Inc.					X
10.8	Offer Letter Agreement, dated June 30, 2015, between Exelixis, Inc. and Christopher J. Senner					X
10.9*	Termination Agreement dated December 23, 2014 and effective as of July 17, 2014 by and between Exelixis, Inc. and GlazoSmithKline, LLC					X
12.1	Statement Re Computation of Earnings to Fixed Charges					X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
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