Form 10-Q
period 2015-10-02
EXELIXIS, INC.
filed 2015-11-10
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2015, there were 227,216,551 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$145,642	$80,395
Short-term investments	52,169	63,890
Short-term restricted cash and investments	—	12,212
Trade and other receivables	3,470	4,882
Inventory	2,121	2,381
Prepaid expenses and other current assets	3,949	3,481
Total current assets	207,351	167,241
Long-term investments	81,600	81,579
Long-term restricted cash and investments	2,650	4,684
Property and equipment, net	1,448	2,432
Goodwill	63,684	63,684
Other assets	6,508	8,340
Total assets	$363,241	$327,960
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,256	$6,413
Accrued clinical trial liabilities	29,788	41,545
Accrued compensation and benefits	3,725	3,350
Other accrued liabilities	15,969	12,282
Current portion of convertible notes	450	98,880
Current portion of loans payable	—	381
Current portion of restructuring	3,734	6,426
Deferred revenue	—	2,583
Total current liabilities	55,922	171,860
Long-term portion of convertible notes	297,436	182,395
Long-term portion of loans payable	80,000	80,000
Long-term portion of restructuring	2,230	4,365
Other long-term liabilities	1,881	4,169
Total liabilities	437,469	442,789
Commitments
Stockholders’ deficit:
Preferred stock	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding: 226,154,354 and 195,895,769 shares at September 30, 2015 and December 31, 2014, respectively	225	196
Additional paid-in capital	1,818,988	1,652,400
Accumulated other comprehensive loss	(41)	(121)
Accumulated deficit	(1,893,400)	(1,767,304)
Total stockholders’ deficit	(74,228)	(114,829)
Total liabilities and stockholders’ deficit	$363,241	$327,960

*	The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Net product revenues	$6,854	$6,291	$24,234	$17,758
Contract revenues	3,000	—	3,000	—
Total revenues	9,854	6,291	27,234	17,758
Operating expenses:
Cost of goods sold	1,420	573	2,872	1,359
Research and development	26,091	43,628	72,879	149,451
Selling, general and administrative	17,842	9,906	40,162	41,063
Restructuring charge	282	3,758	1,142	4,135
Total operating expenses	45,635	57,865	117,055	196,008
Loss from operations	(35,781)	(51,574)	(89,821)	(178,250)
Other income (expense), net:
Interest income and other, net	276	1,296	146	3,786
Interest expense	(12,059)	(12,282)	(36,421)	(36,125)
Total other income (expense), net	(11,783)	(10,986)	(36,275)	(32,339)
Net loss	$(47,564)	$(62,560)	$(126,096)	$(210,589)
Net loss per share, basic and diluted	$(0.22)	$(0.32)	$(0.62)	$(1.09)
Shares used in computing basic and diluted net loss per share	217,587	195,126	203,153	193,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(47,564)	$(62,560)	$(126,096)	$(210,589)
Other comprehensive income (loss) (1)	133	(153)	80	(122)
Comprehensive loss	$(47,431)	$(62,713)	$(126,016)	$(210,711)
____________________

(1)
Other comprehensive income (loss) consisted solely of unrealized losses or gains, net on available for sale securities arising during the periods presented. There were no reclassification adjustments to net loss resulting from realized losses or gains on the sale of securities and there was no income tax expense related to other comprehensive income (loss) during those periods.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(126,096)	$(210,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,063	3,014
Stock-based compensation expense	15,420	8,454
Restructuring charge for property and equipment	—	667
Accretion of debt discount	20,194	21,826
Accrual of interest paid in kind	1,890	—
Gain on sale of business and other equity investment	(95)	(838)
Change in the fair value of warrants	549	(1,916)
Other	1,338	3,602
Changes in assets and liabilities:
Trade and other receivables	1,034	(781)
Inventory	259	(986)
Prepaid expenses and other assets	(108)	(2,834)
Accounts payable, accrued compensation, and other accrued liabilities	(162)	(11,600)
Clinical trial liabilities	(11,757)	10,144
Restructuring liability	(5,731)	(2,705)
Other long-term liabilities	(1,367)	(756)
Deferred revenue	(2,583)	(131)
Net cash used in operating activities	(106,152)	(185,429)
Cash flows from investing activities:
Purchases of property and equipment	(114)	(452)
Proceeds from sale of property and equipment	1,300	286
Proceeds from sale of business and other equity investment	95	838
Proceeds from maturities of restricted cash and investments	16,754	20,397
Purchase of restricted cash and investments	(2,616)	(8,184)
Proceeds from maturities of investments	130,341	212,506
Purchases of investments	(119,692)	(109,237)
Net cash provided by investing activities	26,068	116,154
Cash flows from financing activities:
Proceeds from issuance of common stock, net	145,651	75,646
Proceeds from exercise of stock options and warrants	3,787	120
Proceeds from employee stock purchase plan	274	929
Principal payments on debt	(4,381)	(11,333)
Net cash provided by financing activities	145,331	65,362
Net increase (decrease) in cash and cash equivalents	65,247	(3,913)
Cash and cash equivalents at beginning of period	80,395	103,978
Cash and cash equivalents at end of period	$145,642	$100,065

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
Our development and commercialization efforts are focused primarily on cabozantinib. Cabozantinib was approved by the United States Food and Drug Administration (“FDA”) on November 29, 2012, for the treatment of progressive, metastatic medullary thyroid cancer (“MTC”) in the United States under the brand name COMETRIQ®. COMETRIQ became commercially available in the United States in January 2013. In March 2014, the European Commission granted cabozantinib conditional marketing authorization for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC, also under the brand name COMETRIQ.
We are evaluating cabozantinib in a broad development program comprising over 40 clinical trials across multiple indications, including ongoing phase 3 pivotal trials focusing on advanced renal cell carcinoma (“RCC”) and advanced hepatocellular carcinoma (“HCC”).
In July 2015, we announced that the phase 3 pivotal trial for RCC met its primary endpoint of demonstrating a statistically significant increase in progression free survival (“PFS”) for cabozantinib, as determined by an independent radiology review committee. In August 2015 the FDA granted Breakthrough Therapy Designation for cabozantinib as a potential treatment for patients with advanced RCC. In October 2015, we initiated rolling submission of our U.S. New Drug Application (“NDA”) with the FDA.
On November 10, 2015, our second most advanced oncology asset, cobimetinib, was approved in the U.S. by the FDA under the brand name COTELLICTM in combination with vemurafenib as a treatment for patients with BRAF V600 mutation-positive advanced melanoma. In Switzerland, cobimetinib in combination with vemurafenib was approved in August 2015 as a treatment for patients with BRAF V600 mutation-positive advanced melanoma. Roche also filed a Marketing Authorization Application for cobimetinib in combination with vemurafenib for the same indication with the European Medicines Agency and anticipates a regulatory decision before the end of 2015 following a positive opinion issued by the European Committee for Medicinal Products for Human Use, announced in late September 2015. Cobimetinib is subject to a collaboration agreement we entered into with Genentech in December 2006. Pursuant to the collaboration agreement’s financial terms, we believe that cobimetinib has the potential to provide us with a second significant source of revenue.
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
Exelixis adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2015, a 52-week year, will end on January 1, 2016, and fiscal year 2014, a 53-week year, ended on January 2, 2015. For convenience, references in this report as of and for the fiscal periods ended October 2, 2015 and September 26, 2014, and as of and for the fiscal years ended January 1, 2016 and January 2, 2015, are indicated as being as of and for the periods ended September 30, 2015, September 30, 2014, December 31, 2015, and December 31, 2014, respectively.
Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the SEC on March 2, 2015.
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
Need to Access Additional Capital
We have incurred net losses since inception through September 30, 2015, with the exception of the 2011 fiscal year. We anticipate net losses and negative operating cash flow for the foreseeable future. For the nine months ended September 30, 2015, we incurred a net loss of $126.1 million and as of September 30, 2015, we had an accumulated deficit of $1.9 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year other than the 2011 fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013, and from the commercial launch through September 30, 2015 we have generated $64.4 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research.
The amount of our net losses will depend, in part, on: the rate of growth, if any, in our sales of COMETRIQ; our share of the net profits and losses for the commercialization for cobimetinib in the U.S., if any; the receipt of royalties from cobimetinib sales outside the U.S., if any; partnering activities for cabozantinib; other license and contract revenues; and, the level of expenses primarily with respect to development and commercialization activities for cabozantinib.
As of September 30, 2015, we had $282.1 million in cash and investments, which included $197.8 million available for operations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $2.7 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, will enable us to maintain our operations for a period of at least 12 months following the end of the third quarter of 2015. While a forecast of future events is inherently uncertain, our ability to sustain our business operations for this time period without additional financing is highly dependent upon the commercial success of COMETRIQ and the revenues we generate, as well as the commercial success of COTELLIC and our share of related net profits and losses and royalties under our collaboration with Genentech. It is also dependent upon whether and when we partner cabozantinib with a global pharmaceutical organization for further development and sales outside the U.S., and the upfront payments and milestones associated with any such transaction. Consistent with the actions we have taken in the past, we will prioritize necessary and appropriate steps to ensure the continued operation of our business and preservation of the value of our assets. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate.
Revenue Recognition
We recognize revenue from the sale of COMETRIQ and have historically recognized revenue from license fees and milestones earned on research and collaboration arrangements. During the three months ended September 30, 2015, we recognized $3.0 million in contract revenues from a milestone payment received from Merck related to its worldwide license of our PI3K-delta program. See “Note 1 - Organization and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a description of our policies for revenue recognition on research and collaboration agreements. We did not enter into any new collaboration agreements during the nine months ended September 30, 2015. See “Note 2 - Research and Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a description of our existing collaboration agreements.
Net Product Revenues
We recognize revenue when it is both realized or realizable and earned, meaning persuasive evidence of an arrangement exists, delivery has occurred, title has transferred, the price is fixed or determinable, there are no remaining customer acceptance requirements, and collectability of the resulting receivable is reasonably assured. For product sales in the United States, this generally occurs upon delivery of the product to the specialty pharmacy. For product sales in Europe, this generally occurs when our European distribution partner has accepted the product, at which time they are no longer able to return the product.
We sell our product, COMETRIQ, in the United States to a specialty pharmacy that benefits from customer incentives and has a right of return. Prior to 2015, COMETRIQ had limited sales history and we could not reliably estimate expected future returns, discounts and rebates of the product at the time the product was sold to the specialty pharmacy, therefore we recognized revenue when the specialty pharmacy provided the product to a patient based on the fulfillment of a prescription, frequently referred to as the “sell-through” revenue recognition model. Recently we have established sufficient historical experience and data to reasonably estimate expected future returns of the product and the discounts and rebates due to payors at the time of shipment to the specialty pharmacy. Accordingly, beginning in January 2015 we began to recognize revenue upon delivery to our U.S. specialty pharmacy. This approach is frequently referred to as the “sell-in” revenue recognition model. In connection with the change in the timing of recognition of U.S. COMETRIQ sales, we recorded a one-time adjustment to recognize revenue and related costs that had previously been deferred at December 31, 2014, resulting in additional gross product revenues of $2.6 million and a nominal amount of cost of goods sold for the nine months ended September 30, 2015; there were no such adjustments recorded for the three months ended September 30, 2015 or during the comparable periods in 2014.
We also utilize the “sell-in” revenue recognition model for sales to our European distribution partner for all periods presented. Once the European distributer has accepted the product, the product is no longer subject to return; therefore, we record revenue at the time our European distribution partner has accepted the product.
Product Sales Discounts and Allowances
We calculate gross product revenues based on the price that we charge our United States specialty pharmacy and our European distribution partner. We estimate our domestic net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, and (c) estimated costs of patient assistance programs. Discounts and allowances for foreign sales for the nine months ended September 30, 2015 and three and nine months ended September 30, 2014 included portions of a one-time $2.4 million project management fee payable to our European distribution partner upon its achievement of a cumulative revenue goal. During the three months ended September 30, 2014, we determined that the achievement of the revenue goal was probable and therefore we recorded $1.8 million of the project management fee. $1.0 million of the $1.8 million we recorded during the three months ended September 30, 2014 represented amounts that would have been previously recorded had the cumulative revenue goal been determined to be probable in those periods. During the nine months ended September 30, 2015 we recorded an additional $0.1 million of the project management fee; no such fees were recognized within product sales during the three months ended September 30, 2015. We also deduct from gross product revenues an estimated credit for product originally delivered with expiry of 18 months or less that is potentially payable to our European distribution partner; such deductions were nominal during the three and nine months ended September 30, 2015 and 2014.
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

Cost of Goods Sold
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty on net sales of any product incorporating cabozantinib payable to GlaxoSmithKline, and to a lesser extent, indirect labor costs, the cost of manufacturing, write-downs related to expiring and excess inventory, and other third party logistics costs of our product. A portion of the manufacturing costs for product sales were incurred prior to regulatory approval of COMETRIQ for the treatment of progressive, metastatic MTC and, therefore, were expensed as research and development costs when those costs were incurred, rather than capitalized as inventory. See “Note 2 - Research and Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information related to the 3% royalty payable to GlaxoSmithKline.
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
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs which Changes the Presentation of Debt Issuance Costs in Financial Statements (“ASU 2015-03”), which requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 will be effective for annual reporting periods beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016, with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. If we had adopted ASU 2015-03, as of September 30, 2015, it would have resulted in a reduction of Other assets and total debt by $3.5 million and $4.7 million as September 30, 2015 and December 31, 2014, respectively.
NOTE 2: RESTRUCTURINGS
The restructuring charges that we expect to incur in connection with our restructurings are subject to a number of assumptions, including facility exit activity, sublease activity, the results of asset sales and the timing of employee terminations, and actual results may materially differ.
2014 Restructuring
On September 2, 2014, as a consequence of the failure of COMET-1, one of our two phase 3 pivotal trials of cabozantinib in metastatic castration-resistant prostate cancer, we initiated the 2014 Restructuring to reduce our workforce. Personnel reductions were initiated across our entire organization that resulted in an aggregate reduction in headcount of 143 full-time employees as of September 30, 2015. The principal objective of the 2014 Restructuring was to enable us to focus our financial resources on the phase 3 pivotal trials of cabozantinib in advanced RCC and advanced HCC.
For the nine months ended September 30, 2015 and 2014, we recorded restructuring charges of $0.5 million and $3.3 million, respectively, for the 2014 Restructurings. The restructuring charge for the nine months ended September 30, 2015 included $1.5 million in additional charges due to the partial termination of one of our building leases and additional facility-related charges related to the decommissioning and exit of certain buildings. The restructuring charge for the nine months ended September 30, 2015 was partially offset by $0.9 million in recoveries recorded in connection with the sale of excess equipment and other assets. The restructuring charge for the nine months ended September 30, 2014 includes $2.6 million of employee severance and other benefits that are recognized ratably during the period from the implementation date of the 2014 Restructuring through the employees’ termination dates. In addition, during the nine months ended September 30, 2014 we recorded $0.7 million of property and equipment write-downs. Employee severance and other benefits are recognized ratably during the period from the implementation date of the 2014 Restructuring through the employees’ termination dates.
The restructuring liability related to the 2014 Restructuring is included in the current and long-term portion of restructuring on the accompanying Consolidated Balance Sheets. The components of and changes to these liabilities during the nine months ended September 30, 2015 are summarized in the following table (in thousands):

	Employee Severance and Other Benefits	Facility Charges	Asset Sales	Legal and Other Fees	Total
Restructuring liability as of December 31, 2014	$1,290	$—	$—	$47	$1,337
Restructuring charge (recovery)	(150)	1,542	(905)	—	487
Cash (payments) receipts, net	(1,021)	(1,020)	1,284	—	(757)
Other non-cash items	—	278	(379)	3	(98)
Restructuring liability as of September 30, 2015	$119	$800	$—	$50	$969
We expect to pay the accrued facility charges of $0.8 million through April 2017.
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
For the nine months ended September 30, 2015 and 2014, we recorded restructuring charges of $0.7 million and $0.8 million, respectively, for the 2010 Restructurings. The charges for both periods presented were related to the effect of the passage of time on our discounted cash flow computations (“accretion expense”) for the exit, in prior periods, of certain of our South San Francisco buildings. During the nine months ended September 30, 2015, the restructuring charge also included the impact of a new sublease executed in June 2015 and additional changes in assumptions regarding anticipated sublease activities.
The total outstanding restructuring liability related to the 2010 Restructurings is included in the current and long-term portion of restructuring on the accompanying Consolidated Balance Sheets. The changes to this liability during the nine months ended September 30, 2015 is summarized in the following table (in thousands):

Facility Charges
Restructuring liability as of December 31, 2014	$9,454
Restructuring charge	655
Cash payments	(5,439)
Adjustments or non-cash credits	325
Restructuring liability as of September 30, 2015	$4,995
We expect to pay accrued facility charges of $5.0 million, net of cash received from our subtenants, through the end of our lease terms of the buildings, the last of which ends in 2017. We expect to incur additional restructuring charges of approximately $0.4 million relating to the effect of accretion expense through to the end of the building lease terms.

NOTE 3: CASH AND INVESTMENTS
All of our cash equivalents and investments are classified as available-for-sale. The following tables summarize cash and cash equivalents, investments, and restricted cash and investments by balance sheet line item as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$145,642	$—	$—	$145,642
Short-term investments	52,142	38	(11)	52,169
Long-term investments	81,559	43	(2)	81,600
Long-term restricted cash and investments	2,650	—	—	2,650
Total cash and investments	$281,993	$81	$(13)	$282,061

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$80,395	$—	$—	$80,395
Short-term investments	63,988	37	(135)	63,890
Short-term restricted cash and investments	12,105	107	—	12,212
Long-term investments	81,600	1	(22)	81,579
Long-term restricted cash and investments	4,684	—	—	4,684
Total cash and investments	$242,772	$145	$(157)	$242,760
Under our loan and security agreement with Silicon Valley Bank, we are required to maintain compensating balances on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates. The total collateral balances as of September 30, 2015 and December 31, 2014 were $81.6 million and $82.0 million, respectively, and are reflected in our Consolidated Balance Sheets in short- and long-term investments. See “Note 8 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, for more information regarding the collateral balance requirements under our Silicon Valley Bank loan and security agreement.
The following tables summarize our cash equivalents and investments by security type as of September 30, 2015 and December 31, 2014. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$34,895	$—	$—	$34,895
Commercial paper	140,144	—	—	140,144
Corporate bonds	89,778	79	(13)	89,844
U.S. government sponsored entities	14,978	1	—	14,979
Total investments	$279,795	$80	$(13)	$279,862

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$23,376	$—	$—	$23,376
Commercial paper	56,714	—	—	56,714
Corporate bonds	143,444	35	(157)	143,322
U.S. government sponsored entities	12,105	107	—	12,212
Municipal bonds	2,659	3	—	2,662
Total investments	$238,298	$145	$(157)	$238,286
There were no sales of investments during the nine months ended September 30, 2015 and 2014.
All of our investments are subject to a quarterly impairment review. During the nine months ended September 30, 2015 and 2014, we did not record any other-than-temporary impairment charges on our available-for-sale securities. As of September 30, 2015, there were 14 investments in an unrealized loss position with gross unrealized losses of $13 thousand and an aggregate fair value $27.9 million. Investments in an unrealized loss position are all corporate bonds. All of our investments in an unrealized loss position have been so for less than one year and the unrealized losses were not attributed to credit risk, but rather associated with the changes in interest rates. Based on the scheduled maturities of our investments, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The following table summarizes the fair value of securities classified as available-for-sale by contractual maturity as of September 30, 2015 (in thousands):

	Mature within One Year	After One Year through Two Years	Fair Value
Money market funds	$34,895	$—	$34,895
Commercial paper	140,144	—	140,144
Corporate bonds	60,658	29,186	89,844
U.S. government sponsored entities	14,979	—	14,979
Total investments	$250,676	$29,186	$279,862
Cash is excluded from the table above. The classification of certain compensating balances and restricted investments are dependent upon the term of the underlying restriction on the asset and not the maturity date of the investment. Therefore, certain long-term investments and long-term restricted cash and investments have contractual maturities within one year.
NOTE 4. INVENTORY
Inventory consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$1,063	$1,118
Work in process	2,203	2,845
Finished goods	745	559
Total	4,011	4,522
Less: non-current portion included in Other assets	(1,890)	(2,141)
Inventory	$2,121	$2,381

We generally relieve inventory on a first-expiry, first-out basis. Write-downs related to expiring and excess inventory are charged to cost of goods sold. Such write-downs were $1.1 million for the nine months ended September 30, 2015 and were nominal for the nine months ended September 30, 2014. The non-current portion of inventory is recorded within Other assets on the accompanying Condensed Consolidated Balance Sheets and is comprised of a portion of the active pharmaceutical ingredient that is included in raw materials and work in process inventories. There were no other write-downs for obsolete inventory.
NOTE 5. DEBT
The amortized carrying amount of our debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Convertible Senior Subordinated Notes due 2019	$196,371	$182,395
Secured Convertible Notes due 2018	101,515	98,880
Silicon Valley Bank term loan	80,000	80,000
Silicon Valley Bank line of credit	—	381
Total debt	377,886	361,656
Less: current portion	(450)	(99,261)
Long-term debt	$377,436	$262,395
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
Convertible Senior Subordinated Notes due 2019
In August 2012, we issued and sold $287.5 million aggregate principal amount of the 2019 Notes. As of September 30, 2015, the entire principal balance remains outstanding. The following is a summary of the liability component of the 2019 Notes (in thousands):

	September 30, 2015	December 31, 2014
Net carrying amount of the liability component	$196,371	$182,395
Unamortized discount of the liability component	91,129	105,105
Face amount of the 2019 Notes	$287,500	$287,500
The debt discount and debt issuance costs will be amortized as interest expense through August 2019. The following is a summary of interest expense for the 2019 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stated coupon interest	$3,054	$3,055	$9,164	$9,198
Amortization of debt discount and debt issuance costs	4,951	4,502	14,505	13,194
Total interest expense	$8,005	$7,557	$23,669	$22,392
The balance of unamortized fees and costs was $2.7 million and $3.3 million as of September 30, 2015 and December 31, 2014, respectively, which is included in Other assets on the accompanying Condensed Consolidated Balance Sheets.
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
As of September 30, 2015 and December 31, 2014, the outstanding principal balance on the Deerfield Notes was $101.9 million and $104.0 million, respectively, which, subject to certain limitations, is payable in cash or in stock at our discretion. Beginning on July 2, 2015, the outstanding principal amount of the Deerfield Notes bears interest at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum. Through July 1, 2015, the outstanding principal amount of the Deerfield Notes bore interest in the annual amount of $6.0 million, payable quarterly in arrears.
The following is a summary of interest expense for the Deerfield Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stated coupon interest paid in cash	$1,891	$1,512	$4,866	$4,487
Amortization of debt discount, debt issuance costs and accrual of interest paid in kind	1,959	3,005	7,279	8,631
Total interest expense	$3,850	$4,517	$12,145	$13,118
The balance of unamortized fees and costs was $0.8 million and $1.4 million as of September 30, 2015 and December 31, 2014, respectively, which is included in Other assets on the accompanying Condensed Consolidated Balance Sheets. Prior to March 4, 2015, the unamortized discount, fees and costs were amortized into interest expense as a yield adjustment through July 1, 2015. Effective March 4, 2015, upon notification of our election to require the New Deerfield Purchasers to acquire the Deerfield Notes and extend the maturity date to July 1, 2018, we began to amortize the remaining unamortized discount, fees and costs through July 1, 2018 using the effective interest method and an effective interest rate of 15.27%.
We were required to make an additional mandatory prepayment on the Deerfield Notes in January 2015 equal to 15% of certain revenues from collaborative arrangements, which we refer to as Development/Commercialization Revenue, received during the prior fiscal year, subject to a maximum prepayment amount of $27.5 million. As a result of the extension of the maturity date of the Deerfield Notes to July 1, 2018, our obligation to make annual mandatory prepayments equal to 15% of Development/Commercialization Revenue received by us during the prior fiscal year will continue to apply in each of 2016, 2017 and 2018. However, we will only be obligated to make any such annual mandatory prepayment if the New Deerfield Purchasers provide notice to us of their election to receive the prepayment. Pursuant to this requirement, we may be required make a mandatory prepayment of $450,000 in January 2016 as a result of to the $3.0 million milestone payment received from Merck during the three months ended September 30, 2015. That portion of the Deerfield Notes is included in current liabilities. Mandatory prepayments relating to Development/Commercialization Revenue will continue to be subject to a maximum annual prepayment amount of $27.5 million. The definition of “Development/Commercialization Revenue” expressly excludes any sale or distribution of drug or pharmaceutical products in the ordinary course of our business, and any proceeds from any Intellectual Property Sale, but would include our share of the net profits from the commercialization of cobimetinib in the U.S. and the receipt of royalties from cobimetinib sales outside the U.S., if any.
In connection with the amendment to the note purchase agreement, in January 2014 we issued to the New Deerfield Purchasers two-year warrants (the “2014 Deerfield Warrants”) to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $9.70 per share. Subsequent to our March 4, 2015 notification of our election to extend the maturity date of the Deerfield Notes, the exercise price of the 2014 Deerfield Warrants was reset to $3.445 per share and the term was extended by two years to January 22, 2018. See “Note 6 - Common Stock and Warrants” for further information on the 2014 Deerfield Warrants.
NOTE 6. COMMON STOCK AND WARRANTS
Sale of Shares of Common Stock
On July 29, 2015 we completed a registered underwritten public offering of 28,750,000 shares of our common stock, including 3,750,000 shares issued under the underwriters’ 30-day option to buy shares, at a price of $5.40 per share pursuant to a shelf registration statement previously filed with the SEC, which was filed and automatically became effective on July 1, 2015. We received approximately $145.6 million in net proceeds from the offering after deducting the underwriting discount and other estimated expenses. We estimate that the expenses of the offering, excluding underwriting discount, will be approximately $0.4 million, and are payable by us. The shares of common stock were listed on The NASDAQ Global Select Market. All of the shares in the offering were sold by the Company.
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
Warrants
In connection with an amendment to the note purchase agreement for the Original Deerfield Notes, in January 2014 we issued to the New Deerfield Purchasers two-year warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $9.70 per share. Under the terms of the 2014 Deerfield Warrants, the warrants would be extended by two years and the exercise price would be reset to the lower of (i) the existing exercise price and (ii) 120% of the volume weighted average price of our common stock for the ten trading days following our election to extend the maturity date of the Deerfield Notes. Subsequent to our March 2015 notification of our election to extend the maturity date of the Deerfield Notes, the exercise price of the 2014 Deerfield Warrants was reset to $3.445 per share and the term was extended by two years to January 22, 2018.
Due to the potential increase in term and decrease of the exercise price, the 2014 Deerfield Warrants were included in Other long-term liabilities at their current estimated fair value, which was $1.5 million and $0.9 million as of March 18, 2015 and December 31, 2014, respectively. We recorded an unrealized loss of $0.5 million and an unrealized gain of $1.9 million on the 2014 Deerfield Warrants during the nine months ended September 30, 2015 and 2014, respectively, which is included in Interest income and other, net. Subsequent to our March 4, 2015 notification of our election to extend the maturity date of the Deerfield Notes, the terms of the 2014 Deerfield Warrants became fixed as of March 18, 2015 and the 2014 Deerfield Warrants were transferred to Additional paid-in capital as of that date at their then estimated fair value of $1.5 million. See “Note 7 - Fair Value Measurements” for more information on the valuation of the 2014 Deerfield Warrants.
NOTE 7. FAIR VALUE MEASUREMENTS
The following table sets forth the fair value of our financial assets and liabilities that were measured and recorded on a recurring basis as of September 30, 2015 and December 31, 2014. We did not have any financial liabilities that were measured and recorded on a recurring basis or Level 3 investments as of September 30, 2015. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	September 30, 2015
	Level 1	Level 2	Total
Money market funds	$34,895	$—	$34,895
Commercial paper	—	140,144	140,144
Corporate bonds	—	89,844	89,844
U.S. government sponsored entities	—	14,979	14,979
Total financial assets	$34,895	$244,967	$279,862

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$23,376	$—	$—	$23,376
Commercial paper	—	56,714	—	56,714
Corporate bonds	—	143,322	—	143,322
U.S. government sponsored entities	—	12,212	—	12,212
Municipal bonds	—	2,662	—	2,662
Total financial assets	$23,376	$214,910	$—	$238,286
Financial liabilities:
Warrants	$—	$—	$921	$921
The following is a reconciliation of changes in the fair value of warrants which are classified as Level 3 in the fair value hierarchy (in thousands):

Balance at December 31, 2014	$921
Unrealized loss at final re-measurement of warrants on March 18, 2015, included in Interest income and other, net	549
Transfer of warrants from Other long-term liabilities to Additional paid-in capital at their estimated fair value upon warrant repricing on March 18, 2015	(1,470)
Balance at September 30, 2015	$—
The estimated fair value of our financial instruments that are carried at amortized cost for which it is practicable to determine a fair value was as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Notes	$196,371	$355,638	$182,395	$156,889
Silicon Valley Bank term loan	$80,000	$79,884	$80,000	$79,943
Silicon Valley Bank line of credit	$—	$—	$381	$381
As of September 30, 2015, the carrying value and estimated fair value of our Deerfield Notes was $101.5 million and $103.9 million, respectively. As of December 31, 2014, we had determined that it was not practicable to determine the fair value of the Deerfield Notes due to the unique structure of the instrument, including the Extension Option, which was exercised in March 2015, and was financed by entities affiliated with Deerfield.
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

•
We estimate the fair value of our other debt instruments, where possible, using the net present value of the payments. For the Silicon Valley Bank term loan and line of credit, we use an interest rate that is consistent with money-market rates that would have been earned on our non-interest-bearing compensating balances as our discount rate, which is a Level 2 input. For the Deerfield Notes, we used a discount rate of 15%, which we estimate as our current borrowing rate for similar debt as of September 30, 2015, which is a Level 3 input.

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

	March 18, 2015	December 31, 2014

Risk-free interest rate	0.87%	1.07%
Dividend yield	—%	—%
Volatility	95%	96%
Average expected life	2.8 years	3.1 years
NOTE 8. STOCK-BASED COMPENSATION
We recorded and allocated employee stock-based compensation expense for our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development expense	$6,676	$112	$8,049	$3,148
Selling, general and administrative expense	5,350	624	7,371	5,328
Restructuring-related stock-based compensation (recovery) expense	—	(22)	—	(22)
Total employee stock-based compensation expense	$12,026	$714	$15,420	$8,454
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

	Stock Options
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average grant-date fair values	$3.92	$1.19	$2.51	$1.47
Assumptions:
Risk-free interest rate	1.18%	1.83%	1.20%	1.81%
Dividend yield	—%	—%	—%	—%
Volatility	88%	86%	93%	85%
Expected life	4.6 years	5.5 years	4.5 years	5.5 years

	Employee Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average grant-date fair values	$1.26	$1.21	$0.97	$1.35
Assumptions:
Risk-free interest rate	0.06%	0.05%	0.09%	0.06%
Dividend yield	—%	—%	—%	—%
Volatility	107%	68%	101%	66%
Expected life	6 months	6 months	6 months	6 months

A summary of all stock option activity for the nine months ended September 30, 2015 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	27,811,992	$5.00
Granted	8,505,300	$3.70
Exercised	(875,504)	$4.33
Forfeited	(924,890)	$3.67
Expired	(4,403,827)	$6.52
Options outstanding at September 30, 2015	30,113,071	$4.48	4.83 years	$58,332
Exercisable September 30, 2015	18,385,413	$5.06	3.89 years	$29,649
As of September 30, 2015, a total of 6,980,194 shares were available for grant under our stock option plans.
As of September 30, 2015, $23.5 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 2.73 years.
On July 20, 2015, as a result of positive top-line results from the primary analysis of METEOR, the Compensation Committee of the Board of Directors of Exelixis convened to determine we had met certain performance objectives for performance-based stock options granted to employees in 2013, 2014 and 2015. As a result of this determination, 6,982,613 performance-based stock options vested on July 20, 2015. Previously, we had not considered achievement of those performance objectives to be probable and therefore, we recorded $9.4 million in employee stock-based compensation expense during the three months ended September 30, 2015 related to those options.
We have an additional 5,934,063 outstanding unvested stock options as of September 30, 2015 which were granted to employees in 2014 and 2015 and are subject to performance objectives tied to the achievement of clinical and regulatory goals set by the Compensation Committee of our Board of Directors and will vest in full or part based on achievement of such goals. As of September 30, 2015, we did not consider achievement of those performance objectives to be probable and therefore we have not recorded any stock-based compensation expense for those stock options. The grant date fair value of the outstanding unvested performance-based stock options was $7.4 million.
A summary of all restricted stock unit (“RSU”) activity for the nine months ended September 30, 2015 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Awards outstanding at December 31, 2014	961,469	$3.82
Awarded	673,785	$4.84
Released	(414,694)	$3.62
Forfeited	(124,865)	$5.32
Awards outstanding at September 30, 2015	1,095,695	$4.35	2.11 years	$6,476
As of September 30, 2015, $3.5 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 2.11 years.

NOTE 9. NET LOSS PER SHARE
The following table sets forth a reconciliation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(47,564)	$(62,560)	$(126,096)	$(210,589)
Denominator:
Shares used in computing basic and diluted net loss per share	217,587	195,126	203,153	193,855
Net loss per share, basic and diluted	$(0.22)	$(0.32)	$(0.62)	$(1.09)
The following table sets forth outstanding potentially dilutive shares of common stock that are not included in the computation of diluted net loss per share because, to do so would be anti-dilutive (in thousands):

	September 30
	2015	2014
Convertible Senior Subordinated Notes due 2019	54,118	54,118
Secured Convertible Notes due 2018	33,890	21,616
Outstanding stock options, unvested RSUs and ESPP contributions	31,331	34,243
2014 Deerfield Warrants	1,000	1,000
Total potentially dilutive shares	120,339	110,977
The 2014 Deerfield Warrants are participating securities and the warrant holders do not have a contractual obligation to share in our losses.
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
Trade and other receivables are unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception. As of September 30, 2015, 87% of our trade and other receivables are with the specialty pharmacy that sells COMETRIQ in the United States and 13% are with our European distribution partner. Both of these customers pay promptly and within their respective payment terms. All of our long-lived assets are located in the United States.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Percentage of revenues earned in the United States	96%	108%	90%	100%
Percentage of revenues earned in the European Union	4%	(8)%	10%	—%
Net product revenues in the European Union for the three months and nine months ended September 30, 2014 included a $1.8 million reduction to revenue for a project management fee payable to our European distributor upon its achievement of a cumulative revenue goal. As a result, for the three months ended September 30, 2014 discounts and allowances exceeded gross revenues for the European Union causing the percentage of revenues earned in the United States to exceed 100% during the period.
We recorded a $0.1 million gain relating to foreign exchange fluctuations for both the nine months ended September 30, 2015 and 2014.
The following table sets forth the percentage of revenues recognized under our collaboration agreements and product sales to the specialty pharmacies that represent 10% or more of total revenues during one or more of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collaboration agreements:
Merck	30%	—%	11%	—%
Product sales:
Diplomat Specialty Pharmacy	66%	108%	79%	100%
Swedish Orphan Biovitrum	4%	(8)%	10%	—%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis contains forward-looking statements. These statements are based on Exelixis, Inc.’s (“Exelixis,” “we,” “our” or “us”) current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “progress toward,” “objectives,” “priority,” “expedite,” “augment,” “potential,” “rolling out,” “expects,” “may be,” “initiate,” “believes,” “suggesting,” “could,” “continues,” “potential,” “will be,” “plan,” “priority,” “committed,” “entitled,” “trend,” “embark” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Part II, Item 1A of this Form 10-Q, as well as those discussed elsewhere in this report.
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
Cabozantinib
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
We are evaluating cabozantinib in a broad development program comprising over 40 clinical trials across multiple indications, including ongoing phase 3 pivotal trials focusing on advanced renal cell carcinoma, or RCC, and advanced hepatocellular carcinoma, or HCC.
RCC
On April 8, 2015, the FDA granted Fast Track designation to cabozantinib for the treatment of patients with advanced RCC, who have received one prior therapy. On September 26, 2015, the complete, detailed positive top-line results from the primary analysis of METEOR, the phase 3 pivotal trial comparing cabozantinib to everolimus in 658 patients who experienced disease progression following treatment with a VEGF receptor tyrosine kinase inhibitor, or TKI, were published in The New England Journal of Medicine and also presented during the Presidential Session I at the European Cancer Congress 2015. The trial met its primary endpoint, demonstrating a statistically significant increase in progression free survival, or PFS, for cabozantinib, as determined by an independent radiology review committee. The median PFS was 7.4 months for the cabozantinib arm versus 3.8 months for the everolimus arm, corresponding to a 42% reduction in the rate of disease progression or death for cabozantinib compared to everolimus (hazard ratio [HR]=0.58, 95% confidence interval [CI] 0.45-0.75, p<001). The trial also showed a positive trend for a secondary endpoint of overall survival, or OS, although at the time of the interim analysis the p-value to achieve statistical significance was not reached, and therefore the trial will continue to the final analysis of OS, which is anticipated in 2016. A review of serious adverse events, or SAEs, data demonstrated that the frequency of SAEs of any Grade regardless of causality was approximately balanced between study arms, and the rate of treatment discontinuation due to adverse events were 9% and 10% for cabozantinib and everolimus, respectively. In August 2015 the FDA granted Breakthrough Therapy Designation for cabozantinib as a potential treatment for patients with advanced RCC. In October 2015, we initiated rolling submission of our U.S. New Drug Application, or NDA. Based on the data from the trial and the Breakthrough Therapy Designation, we expect to complete our NDA in the United States by the end of 2015. In the European Union, where the European Medicines Agency’s Committee for Medicinal Products for Human Use has granted accelerated assessment, we expect to complete our filing in early 2016.
HCC
Enrollment continues in CELESTIAL, our phase 3 pivotal trial in advanced HCC, from which we expect top-line results in 2017.
Cobimetinib
On November 10, 2015, our second most advanced oncology asset, cobimetinib, was approved in the U.S. by the FDA under the brand name COTELLIC in combination with vemurafenib as a treatment for patients with BRAF V600 mutation-positive advanced melanoma. In Switzerland, cobimetinib in combination with vemurafenib was approved in August 2015 as a treatment for patients with BRAF V600 mutation-positive advanced melanoma. Roche also filed a Marketing Authorization Application for cobimetinib in combination with vemurafenib for the same indication with the European Medicines Agency and anticipates a regulatory decision before the end of 2015 following a positive opinion issued by the European Committee for Medicinal Products for Human Use, announced in late September 2015. Cobimetinib is subject to a collaboration agreement we entered into with Genentech, in December 2006. Pursuant to the collaboration agreement’s financial terms, we believe that cobimetinib has the potential to provide us with a second significant source of revenue.
Our Strategy
Our business strategy focuses predominantly on two Exelixis discovered compounds, cabozantinib and cobimetinib. Cabozantinib is wholly owned by Exelixis and Cobimetinib is partnered with Genentech. We are pursuing commercialization and development of these compounds in multiple tumor indications.
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
Cobimetinib, a selective inhibitor of MEK discovered by us, is being developed and commercialized under a collaboration with Genentech. Based on results from the coBRIM phase 3 clinical trial, cobimetinib was recently approved in the U.S. and Switzerland, and it is under regulatory review in the EU. The coBRIM phase 3 trial evaluated cobimetinib plus vemurafenib versus vemurafenib alone in previously untreated patients with unresectable locally advanced or metastatic melanoma carrying a BRAF V600 mutation. It has returned statistically significant and clinically meaningful results for the combination, both with respect to its primary endpoint of progression free survival, and more recently, with respect to its secondary endpoint of overall survival. Long-term safety data are expected later this year. Beyond coBRIM, Genentech continues to pursue a broad development program for cobimetinib in combination with multiple agents in its oncology pipeline, including immuno-oncology agents. These studies seek to expand the potential use of cobimetinib in additional melanoma patient populations and into other significant tumor types including non-small cell lung cancer, or NSCLC, and KRAS mutant metastatic colorectal cancer.
In the U.S., we are fielding 25% of the sales force promoting cobimetinib, having exercised our option to co-promote the drug. We view this as a valuable opportunity to enhance our commercialization experience in oncology.
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
Cobimetinib Collaboration
Our collaboration with Genentech for cobimetinib continues to be of increasing importance to us as cobimetinib in combination with vemurafenib has been approved in Switzerland as a treatment for patients with advanced melanoma, and is the subject of multiple other regulatory submissions. Cobimetinib is our most advanced partnered compound in development and has the greatest near-term commercial potential. In addition to the coBRIM trial, the following clinical trials of cobimetinib in combination with other agents are active, as disclosed on clinicaltrials.gov:

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

•	A Study of Cobimetinib in Combination with Paclitaxel as First-line Treatment for Patients with Metastatic Triple-negative Breast Cancer (NCT02322814);

•	A Study of Neo-adjuvant Use of Vemurafenib Plus Cobimetinib for BRAF Mutant Melanoma with Palpable Lymph Node Metastases (NCT02036086);

•	A Phase II Study of Cobimetinib in Combination with Vemurafenib in Active Melanoma Brain Metastases (CoBRIM-B) (NCT02230306);

•	Neoadjuvant Vemurafenib + Cobimetinib in Melanoma: NEO-VC (NCT02303951);

•	Vemurafenib Plus Cobimetinib in Metastatic Melanoma (REPOSIT) (NCT02414750);

•	A Phase Ib, Open-Label, Dose-Escalation Study Of The Safety, Tolerability, and Pharmacokinetics of Cobimetinib and GDC-0994 In Patients with Locally Advanced or Metastatic Solid Tumors (NCT02457793);

•	A trial of Vemurafenib and Cobimetinib in Patients with Advanced BRAF V600 Mutant Melanoma (NCT2427893);

•	A Study of GDC-0973/XL518 in Patients With Solid Tumors (NCT00467779);

•	A Study to Evaluate the Pharmacokinetics and Safety of Cobimetinib in Volunteers With and Without Liver Damage (NCT02300025);

•	A Trial of Vemurafenib and Cobimetinib in Patients With Advanced BRAFV600 Mutant Melanoma (NCT02427893);

•	Evaluation of Vemurafenib and Cobimetinib Combination in BRAF Mutated Melanoma With Brain Metastasis (CONVERCE) (NCT02537600);

•
A Clinical Trial to Evaluate the Efficacy of Vemurafenib in Combination With Cobimetinib (Continuous and Intermittent) in BRAFV600-mutation Positive Patients With Unresectable Locally Advanced or Metastatic Melanoma (NCT02583516); and

•	A Study of Vemurafenib and GDC-0973 in Patients With BRAF-Mutation Positive Metastatic Melanoma (NCT01271803).
Under the terms of our collaboration agreement with Genentech for cobimetinib, we are entitled to an initial equal share of U.S. profits and losses for cobimetinib, with our share decreasing as sales increase, and we will share in the U.S. sales and marketing costs. The profit share has multiple tiers: we are entitled to 50% of profits from the first $200 million of U.S. actual sales, decreasing to 30% of profits from U.S. actual sales in excess of $400 million. The tiers for the profit share reset each calendar year. We are entitled to low double-digit royalties on ex-U.S. net sales. As a result of exercising our option to co-promote cobimetinib in the U.S., we are prepared to provide up to 25% of the total sales force for cobimetinib in the U.S. if commercialized, and will call on customers and otherwise engage in promotional activities using that sales force, consistent with the terms of the collaboration agreement and a co-promotion agreement to be entered into by the parties.
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
Business Highlights for the Three Months Ended September 30, 2015 and Recent Events
Cabozantinib Highlights
Positive Results from METEOR, the Phase 3 Pivotal Trial of Cabozantinib vs. Everolimus in Patients with Advanced RCC Lead to Initiation of Our U.S. New Drug Application
The METEOR trial met its primary endpoint of demonstrating a statistically significant increase in PFS for cabozantinib as compared to everolimus, as determined by an independent radiology committee. Per the trial protocol, the primary analysis was conducted among the first 375 patients randomized to ensure sufficient follow up and a PFS profile that would not be primarily weighted toward early events. The median PFS was 7.4 months for the cabozantinib arm versus 3.8 months for the everolimus arm, corresponding to a 42% reduction in the rate of disease progression or death for cabozantinib as compared to the everolimus arm (hazard ratio [HR]=0.58, 95% confidence interval [CI] 0.45-0.75, p<0.001). Cabozantinib effects were favorable across patient stratification subgroups including the number of prior VEGF receptor TKI therapies and commonly applied RCC risk criteria developed by Motzer et al.
In a post-hoc subset analysis of patients who had received sunitinib, the most commonly used first-line therapy, as their only prior VEGF receptor TKI, the median PFS for cabozantinib-treated patients (n=76) was 9.1 months versus 3.7 months for everolimus-treated patients (n=77). This corresponds to a 59% reduction in the rate of disease progression or death for patients treated with cabozantinib (HR=0.41, 95% CI 0.28-0.61).
Data pertaining to overall survival (OS) in the entire study population of 658 patients, a secondary endpoint of the trial, were immature at the data cutoff. A pre-specified interim analysis triggered by the primary analysis for PFS showed a strong trend in OS favoring cabozantinib (HR=0.67, 95% CI 0.51-0.89, p=0.005). At the time of the interim analysis, the p-value of 0.0019 to achieve statistical significance was not reached, and the trial will continue to the final analysis of OS anticipated in 2016. Objective response rate among the first 375 patients was significantly higher with cabozantinib (21%) as compared with everolimus (5%; p < 0.001).
Treatment discontinuations for adverse events unrelated to progressive disease were 9% and 10% for cabozantinib and everolimus, respectively. 653 patients were evaluable for safety. Median duration of exposure was 7.6 months for cabozantinib and 4.4 months for everolimus. Investigators employed dose reductions to manage adverse events (AEs), and 60% of patients on the cabozantinib arm and 25% of patients on the everolimus arm had dose reductions. The median average daily dose was 44 mg for cabozantinib and 9 mg for everolimus. The incidence of AEs (any grade), regardless of causality, was 100% with cabozantinib and more than 99% with everolimus. Serious AEs occurred in 40% of cabozantinib patients and 43% of everolimus patients. The most common AEs regardless of causality, grade 3 or higher, for cabozantinib were: hypertension (15%), diarrhea (11%), fatigue (9%), and hand-foot syndrome (8%). The most common AEs regardless of causality, grade 3 or higher, for everolimus were: anemia (16%), fatigue (7%), hyperglycemia (5%), and dyspnea (4%). Grade 5 adverse events occurred in 6.6% of patients in the cabozantinib arm and in 7.8% of patients in the everolimus arm, and were primarily related to disease progression. Treatment-related grade 5 events occurred in one patient (0.3%; death not otherwise specified) in the cabozantinib arm and 2 patients (0.6%; aspergillus infection and aspiration pneumonia) in the everolimus arm.
Based on the data from the trial, the FDA granted cabozantinib Breakthrough Therapy Designation, a classification that can confer benefits such as the involvement of FDA senior managers in the review process, allowance for a rolling submission process and potential Priority Review of a sponsor’s NDA. In October 2015, we initiated our rolling NDA submission for cabozantinib for the treatment of advanced RCC patients who have received one prior therapy. We expect to complete the submission before the end of 2015.
We are also preparing a European regulatory filing, which we expect to complete in early 2016. In October 2015, the European Medicines Agency’s Committee for Medicinal Products for Human Use, or CHMP, notified us that it had granted accelerated assessment to cabozantinib for advanced RCC. As a result, we may be eligible for a 150-day review of our Marketing Authorization Application, versus the standard review time of 210 days (excluding clock stops when written or oral information is requested from CHMP).
Initiation of Phase 1 Trial of Cabozantinib in Combination with Nivolumab or Nivolumab Plus Ipilimumab in Patients with Advanced/Metastatic Urothelial Carcinoma and Other Genitourinary Tumors
On July 13, 2015, we announced the initiation of a phase 1 trial of cabozantinib in combination with Bristol-Myers Squibb’s nivolumab alone or in combination with nivolumab plus another Bristol-Myers Squibb agent, ipilimumab, in patients with genitourinary tumors including advanced/metastatic urothelial (bladder) cancer and RCC. The study is being sponsored through our CRADA with NCI-CTEP with our support and support from Bristol-Myers Squibb. The study was initiated based upon preliminary data on objective tumor responses presented at the Annual Meeting of the American Society of Clinical Oncology, or ASCO, conference in June 2014. The primary endpoint of the trial is the determination of dose-limiting toxicities and a recommended phase 2 dose for the combination of cabozantinib and nivolumab, and separately, for the combination of cabozantinib, nivolumab and ipilimumab, in patients with genitourinary solid tumors. Secondary endpoints include evaluating the activity of the two combinations by objective response rate, as well as PFS and OS, in cohorts of patients with urothelial carcinoma of the bladder, urethra, ureter or renal pelvis.
Cobimetinib Highlights
Cobimetinib, in Combination With Vemurafenib For the Treatment of Advanced Melanoma, Makes Significant Advances in Europe, Receiving Regulatory Approval in Switzerland and European CHMP Positive Opinion
On August 27, 2015, we announced that Swissmedic, the Swiss licensing and supervisory authority of Switzerland, approved cobimetinib for use in combination with vemurafenib as a treatment for patients with advanced melanoma. The brand name for cobimetinib in Switzerland is COTELLIC.
On September 25, 2015, we announced that the European Medicines Agency’s CHMP adopted a positive opinion of the Marketing Authorization Application for cobimetinib in combination with vemurafenib for the treatment of BRAF V600 mutation-positive unresectable or metastatic melanoma. The CHMP's positive opinion will be reviewed by the European Commission, which has the authority to approve medicines for the European Union. The European Commission is expected to release its final decision regarding the approval of the combination of cobimetinib and vemurafenib by the end of 2015.
Cobimetinib, in Combination With Vemurafenib, Receives Regulatory Approval in the United States as a Treatment for Patients with BRAF V600 Mutation-Positive Advanced Melanoma
On November 10, 2015, the U.S. FDA approved cobimetinib under the brand name COTELLIC for use in combination with vemurafenib as a treatment for patients with BRAF V600 mutation-positive advanced melanoma. We are fielding 25% of the U.S. sales force promoting COTELLIC in the United States alongside our partner Genentech.
Corporate Highlights
Appointment of Key Senior Management
On September 24, 2015, we announced three high-level appointments as we prepare for the potential approval of cabozantinib for the treatment of RCC following positive results from the METEOR pivotal phase 3 trial. William Berg, M.D. has joined the company as Senior Vice President of Medical Affairs, Jonathan Berndt as Vice President of Sales, and Gregg Bernier as Vice President of Marketing.

Completion of Underwritten Public Offering
On July 29, 2015 we completed a registered underwritten public offering of 28,750,000 shares of our common stock, including 3,750,000 shares issued under the underwriters’ 30-day option to buy shares, at a price of $5.40 per share. We received approximately $145.6 million in net proceeds from the offering after deducting the underwriting discount and other estimated expenses. We estimate that the expenses of the offering, excluding underwriting discount, will be approximately $0.4 million, and are payable by us.
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
Limited Sources of Revenues and the Need to Raise Additional Capital
We have incurred net losses since inception through September 30, 2015, with the exception of the 2011 fiscal year. We anticipate net losses and negative operating cash flow for the foreseeable future. For the nine months ended September 30, 2015, we incurred a net loss of $126.1 million and as of September 30, 2015, we had an accumulated deficit of $1.9 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year other than the 2011 fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013, and from the commercial launch through September 30, 2015 we have generated $64.4 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research.
The amount of our net losses will depend, in part, on: the rate of growth, if any, in our sales of COMETRIQ; our share of the net profits and losses for the commercialization for cobimetinib in the U.S., if any; the receipt of royalties from cobimetinib sales outside the U.S., if any; partnering activities for cabozantinib; other license and contract revenues; and, the level of expenses primarily with respect to development and commercialization activities for cabozantinib.
As of September 30, 2015, we had $282.1 million in cash and investments, which included $197.8 million available for operations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $2.7 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, will enable us to maintain our operations for a period of at least 12 months following the end of the third quarter of 2015. While a forecast of future events is inherently uncertain, our ability to sustain our business operations for this time period without additional financing is highly dependent upon the commercial success of COMETRIQ and the revenues we generate, as well as the commercial success of COTELLIC and our share of related net profits and losses and royalties under our collaboration with Genentech. It is also dependent upon whether and when we partner cabozantinib with a global pharmaceutical organization for further development and sales outside the U.S., and the upfront payments and milestones associated with any such transaction. Consistent with the actions we have taken in the past, we will prioritize necessary and appropriate steps to ensure the continued operation of our business and preservation of the value of our assets. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate.
For a description of the factors upon which our capital requirements depend, please see “– Liquidity and Capital Resources – Capital Requirements.”

Clinical Development and Commercialization of Cabozantinib
Our primary development and commercialization program is focused on cabozantinib, our wholly-owned inhibitor of multiple receptor tyrosine kinases, currently approved under the brand name COMETRIQ in the United States and the European Union for the treatment of metastatic MTC. However, cabozantinib may fail to show adequate safety or efficacy as an anti-cancer drug in clinical testing in other types of cancer. For example, our two phase 3 clinical trials (COMET-1 and COMET-2) of cabozantinib in metastatic castration-resistant prostate cancer, or mCRPC failed to meet their primary endpoints. Based on the outcomes of the COMET trials, we terminated the clinical development of cabozantinib in mCRPC, and other studies in mCRPC sponsored by us, including a randomized phase 2 study of cabozantinib in combination with abiraterone, have been halted.
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
The commercial success of cabozantinib depends upon the degree of market acceptance of COMETRIQ among physicians, patients, health care payers, and the MTC-treating medical community. It also depends upon how COMETRIQ fares in competition with another product for the treatment of MTC, vandetanib. Looking ahead, as a result of the positive results obtained in the METEOR trial, we are currently ramping up our sales, marketing, and distribution capabilities in anticipation of the FDA’s potential approval for cabozantinib for the treatment of patients with advanced RCC who have received one prior therapy. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportional compared to the revenues we may be able to generate and may have an adverse impact on our results of operations.
For a description of the competition cabozantinib faces in the market for products treating MTC, and may face in the future should it be approved for other indications, please see “- Risks Related to Cabozantinib and Cobimetinib - Our competitors may develop products and technologies that impair the value of cabozantinib and cobimetinib - Competition for cabozantinib.”
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
In connection with the offering of the 2019 Notes, $36.5 million of the proceeds were deposited into an escrow account which contained an amount of permitted securities sufficient to fund, when due, the total aggregate amount of the first six scheduled semi-annual interest payments on the 2019 Notes. As of September 30, 2015, we have used all of the amount held in the escrow account to pay the required semi-annual interest payments and future semi-annual interest payments will be made from unrestricted cash and investments.

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
As of September 30, 2015 and December 31, 2014, the outstanding principal balance on the Deerfield Notes was $101.9 million and $104.0 million, respectively, which, subject to certain limitations, is payable in cash or in stock at our discretion. Beginning on July 2, 2015, the outstanding principal amount of the Deerfield Notes bears interest at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum. Through July 1, 2015, the outstanding principal amount of the Deerfield Notes bore interest in the annual amount of $6.0 million, payable quarterly in arrears.
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
The following is a summary of interest expense for the Deerfield Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stated coupon interest paid in cash	$1,891	$1,512	$4,866	$4,487
Amortization of debt discount, debt issuance costs and accrual of interest paid in kind	1,959	3,005	7,279	8,631
Total interest expense	$3,850	$4,517	$12,145	$13,118
The balance of unamortized fees and costs was $0.8 million and $1.4 million as of September 30, 2015 and December 31, 2014, respectively, which is included in Other assets on the accompanying Condensed Consolidated Balance Sheets. Prior to March 4, 2015, the unamortized discount, fees and costs were amortized into interest expense as a yield adjustment through July 1, 2015. Effective March 4, 2015, upon notification of our election to require the New Deerfield Purchasers to acquire the Deerfield Notes and extend the maturity date to July 1, 2018, we began to amortize the remaining unamortized discount, fees and costs through July 1, 2018 using the effective interest method and an effective interest rate of 15.27%.
In each of January 2014 and 2013, we made mandatory prepayments of $10.0 million on the Deerfield Notes. We were required to make an additional mandatory prepayment on the Deerfield Notes in January 2015 equal to 15% of certain revenues from collaborative arrangements, which we refer to as Development/Commercialization Revenue, received during the prior fiscal year, subject to a maximum prepayment amount of $27.5 million. We received no such revenues during the fiscal year ended December 31, 2014 and therefore made no minimum prepayment in January 2015. As a result of the extension of the maturity date of the Deerfield Notes to July 1, 2018, our obligation to make annual mandatory prepayments equal to 15% of Development/Commercialization Revenue received by us during the prior fiscal year will continue to apply in each of 2016, 2017 and 2018. However, we will only be obligated to make any such annual mandatory prepayment if the New Deerfield Purchasers provide notice to us of their election to receive the prepayment. Pursuant to this requirement, we may be required make a mandatory prepayment of $450,000 in January 2016 as a result of to the $3.0 million milestone payment received from Merck during the three months ended September 30, 2015. That portion of the Deerfield Notes is included in current liabilities. Mandatory prepayments relating to Development/Commercialization Revenue will continue to be subject to a maximum annual prepayment amount of $27.5 million. The definition of “Development/Commercialization Revenue” expressly excludes any sale or distribution of drug or pharmaceutical products in the ordinary course of our business, and any proceeds from any Intellectual Property Sales (as further described below), but would include our share of the net profits from the commercialization of cobimetinib in the U.S. and the receipt of royalties from cobimetinib sales outside the U.S., if any.
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
In connection with the January 2014 amendment to the note purchase agreement, on January 22, 2014, we issued to the New Deerfield Purchasers two-year warrants, which we refer to as the 2014 Deerfield Warrants, to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $9.70 per share. Subsequent to our election to extend the maturity date of the Deerfield Notes, the exercise price of the 2014 Deerfield Warrants was reset to $3.445 per share and the term was extended by two years to January 22, 2018. In August 2015 the New Deerfield Purchases assigned 2014 Deerfield Warrants to OTA LLC. The 2014 Deerfield Warrants contain certain limitations that prevent the holder of the 2014 Deerfield Warrants from acquiring shares upon exercise of a 2014 Deerfield Warrant that would result in the number of shares beneficially owned by the holder to exceed 9.98% of the total number of shares of our common stock then issued and outstanding. The number of shares for which the 2014 Deerfield Warrants are exercisable and the associated exercise prices are subject to certain adjustments as set forth in the 2014 Deerfield Warrants. In addition, upon certain changes in control of Exelixis, to the extent the 2014 Deerfield Warrants are not assumed by the acquiring entity, or upon certain defaults under the 2014 Deerfield Warrants, the holder has the right to net exercise the 2014 Deerfield Warrants for shares of common stock, or be paid an amount in cash in certain circumstances where the current holders of our common stock would also receive cash, equal to the Black-Scholes Merton value of the 2014 Deerfield Warrants.
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
Loan Agreement with Silicon Valley Bank
On May 22, 2002, we entered into a loan and security agreement with Silicon Valley Bank for an equipment line of credit. On December 21, 2004, December 21, 2006 and December 21, 2007, we amended the loan and security agreement to provide for additional equipment lines of credit and on June 2, 2010, we further amended the loan and security agreement to provide for a new seven-year term loan in the amount of $80.0 million. As of September 30, 2015, the combined outstanding principal balance due under the lines of credit and term loan was $80.0 million, compared to $80.4 million as of December 31, 2014. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We are required to repay any advances under an equipment line of credit in 48 equal monthly payments of principal and interest. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. We have the option to prepay without penalty any advance under an equipment line of credit other than advances under a single equipment line of credit, which has a 1.0% prepayment penalty, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment. In accordance with the terms of the loan and security agreement, we are required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement (although we are entitled to retain income earned or the amounts maintained in such accounts). Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.0%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement.
2014 Restructuring
On September 2, 2014, as a consequence of the failure of COMET-1, one of our two phase 3 pivotal trials of cabozantinib in mCRPC, we initiated the 2014 Restructuring to reduce our workforce. Personnel reductions were initiated across our entire organization and have resulted in an aggregate reduction in headcount of 143 full-time employees as of September 30, 2015. The principal objective of the 2014 Restructuring was to enable us to focus our financial resources on the phase 3 pivotal trials of cabozantinib in advanced RCC and advanced HCC.
For the nine months ended September 30, 2015 and 2014, we recorded restructuring charges of $0.5 million and $3.3 million, respectively, for the 2014 Restructurings. The restructuring charge for the nine months ended September 30, 2015 included $1.5 million in additional charges due to the partial termination of one of our building leases and additional facility-related charges related to the decommissioning and exit of certain buildings. The restructuring charge for the nine months ended September 30, 2015 was partially offset by $0.9 million in recoveries recorded in connection with the sale of excess equipment and other assets. The restructuring charge for the nine months ended September 30, 2014 includes $2.6 million of employee severance and other benefits that are recognized ratably during the period from the implementation date of the 2014 Restructuring through the employees’ termination dates. In addition, during the nine months ended 2014 we recorded $0.7 million of property and equipment write-downs. Employee severance and other benefits are recognized ratably during the period from the implementation date of the 2014 Restructuring through the employees’ termination dates.
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

Revenue Recognition
Product Sales
We recognize revenue when it is both realized or realizable and earned, meaning persuasive evidence of an arrangement exists, delivery has occurred, title has transferred, the price is fixed or determinable, there are no remaining customer acceptance requirements, and collectability of the resulting receivable is reasonably assured. For product sales in the United States, this generally occurs upon delivery of the product to the specialty pharmacy. For product sales in Europe, this generally occurs when our European distribution partner has accepted the product, at which time they are no longer able to return the product.
We sell our product, COMETRIQ, in the United States to a specialty pharmacy that benefits from customer incentives and has a right of return. Prior to 2015, COMETRIQ had limited sales history and we could not reliably estimate expected future returns, discounts and rebates of the product at the time the product was sold to the specialty pharmacy, therefore we recognized revenue when the specialty pharmacy provided the product to a patient based on the fulfillment of a prescription, frequently referred to as the “sell-through” revenue recognition model. Recently we have established sufficient historical experience and data to reasonably estimate expected future returns of the product and the discounts and rebates due to payors at the time of shipment to the specialty pharmacy. Accordingly, beginning in January 2015 we began to recognize revenue upon delivery to our U.S. specialty pharmacy. This approach is frequently referred to as the “sell-in” revenue recognition model. In connection with the change in the timing of recognition of U.S. COMETRIQ sales, we recorded a one-time adjustment to recognize revenue and related costs that had previously been deferred at December 31, 2014, resulting in additional gross product revenues of $2.6 million and a nominal amount of cost of goods sold for the nine months ended September 30, 2015; there were no such adjustments recorded for the three months ended September 30, 2015.
We also utilize the “sell-in” revenue recognition model for sales to our European distribution partner. Once the European distributer has accepted the product, the product is no longer subject to return; therefore, we record revenue at the time our European distribution partner has accepted the product.
Product Sales Discounts and Allowances
We calculate gross product revenues based on the price that we charge our United States specialty pharmacy and our European distribution partner. We estimate our domestic net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, and (c) estimated costs of patient assistance programs. Discounts and allowances for foreign sales for the nine months ended September 30, 2015 and three and nine months ended September 30, 2014 included portions of a one-time $2.4 million project management fee payable to our European distribution partner upon its achievement of a cumulative revenue goal. During the three months ended September 30, 2014, we determined that the achievement of the revenue goal was probable and therefore we recorded $1.8 million of the project management fee. $1.0 million of the $1.8 million we recorded during the three months ended September 30, 2014 represented amounts that would have been previously recorded had the cumulative revenue goal been determined to be probable in those periods. During the nine months ended September 30, 2015 we recorded an additional $0.1 million of the project management fee; no such fees were recognized within product sales during the three months ended September 30, 2015. We also deduct from gross product revenues an estimated credit for product originally delivered with expiry of 18 months or less that is potentially payable to our European distribution partner; such deductions were nominal during the three and nine months ended September 30, 2015 and 2014.
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
Other than changes to revenue recognition, there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2015, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Fiscal Year Convention
Exelixis adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2015, a 52-week year, will end on January 1, 2016, and fiscal year 2014, a 53-week year, ended on January 2, 2015. For convenience, references in this report as of and for the fiscal periods ended October 2, 2015 and September 26, 2014, and as of and for the fiscal years ended January 1, 2016 and January 2, 2015, are indicated as being as of and for the periods ended September 30, 2015, September 30, 2014, December 31, 2015, and December 31, 2014, respectively.
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross product revenues	$7,230	$8,616	$25,794	$20,761
Discounts and allowances	(376)	(2,325)	(1,560)	(3,003)
Net product revenues	6,854	6,291	24,234	17,758
Contract revenues	3,000	—	3,000	—
Total revenues	$9,854	$6,291	$27,234	$17,758
Dollar change	$3,563		$9,476
Percentage change	57%		53%
Product revenues relate to the sale of COMETRIQ. The decrease in gross product revenue for the three months ended September 30, 2015 reflects a decline in shipments of COMETRIQ partially offset by an increase in our average selling price. The increase in gross product revenues for the nine months ended September 30, 2015 reflects an overall increase in shipments of COMETRIQ and the impact of a change to the “sell-in” method which resulted in the one-time recognition of $2.6 million of deferred revenue attributable to sales to the specialty pharmacy that sells COMETRIQ in the United States in the first quarter of 2015; there was no such adjustment recorded for the three months ended September 30, 2015 or during the comparable periods in 2014.
For domestic sales, we have transitioned from the “sell-through” method to the “sell-in” method of recognizing product revenue as we have established sufficient history to reasonably estimate expected returns of the product and the discounts and rebates due to payers. For foreign sales, we continue to utilize the “sell-in” method to recognize product revenue for all periods presented.
We calculate gross product revenues based on the price that we charge our United States specialty pharmacy and our European distribution partner. We estimate our domestic net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, and (c) estimated costs of patient assistance programs. Discounts and allowances for foreign sales for the nine months ended September 30, 2015 and three and nine months ended September 30, 2014 included portions of a one-time $2.4 million project management fee payable to our European distribution partner upon its achievement of a cumulative revenue goal. During the three months ended September 30, 2014, we determined that the achievement of the revenue goal was probable and therefore we recorded $1.8 million of the project management fee. $1.0 million of the $1.8 million we recorded during the three months ended September 30, 2014 represented amounts that would have been previously recorded had the cumulative revenue goal been determined to be probable in those periods. During the nine months ended September 30, 2015 we recorded an additional $0.1 million of the project management fee; no such fees were recognized within product sales during the three months ended September 30, 2015. We also deduct from gross product revenues an estimated credit for product originally delivered with expiry of 18 months or less that is potentially payable to our European distribution partner.
Contract revenues reflect a $3.0 million milestone payment received from Merck related to its worldwide license of our PI3K-delta program.

Total revenues by customer were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collaboration agreements:
Merck	$3,000	$—	$3,000	$—
Product sales:
Diplomat Specialty Pharmacy	6,457	6,791	21,567	17,742
Swedish Orphan Biovitrum (1)	397	(500)	2,667	16
Total revenues	$9,854	$6,291	$27,234	$17,758
Dollar change	$3,563		$9,476
Percentage change	57%		53%

(1)
Revenues from Swedish Orphan Biovitrum for the three and nine months ended September 30, 2014 are net of a $1.8 million project management fee payable to our European distribution partner. $1.0 million of the $1.8 million we recorded represents amounts that would have been previously recorded had the cumulative revenue goal been determined to be probable in those periods.

Cost of Goods Sold
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty on net sales of any product incorporating cabozantinib we are required to pay GlaxoSmithKline, and to a lesser extent, indirect labor costs, the cost of manufacturing, write-downs related to expiring and excess inventory, and other third party logistics costs for our product. A portion of the manufacturing costs for product sales were incurred prior to regulatory approval of COMETRIQ for the treatment of progressive, metastatic MTC and, therefore, were expensed as research and development costs when those costs were incurred, rather than capitalized as inventory.
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of goods sold	$1,420	$573	$2,872	$1,359
Gross margin	79%	91%	88%	92%
The increase in the cost of goods sold for the three and nine months ended September 30, 2015, as compared to the comparable periods in 2014, was a result of write-downs related to expiring and excess inventory of $0.9 million and $1.1 million for the three and nine months ended September 30, 2015, respectively, increased sales of COMETRIQ, as well as decreases in the amount of product sold that had been expensed as research and development expense prior to regulatory approval. Write-downs related to expiring and excess inventory were nominal for the comparable periods in 2014.
Gross margin is net revenues less cost of goods sold, divided by net revenues. Gross margin decreased for the three and nine months ended September 30, 2015, for the reasons described above. The cost of goods sold and gross margin we have experienced since our product launch may not be representative of what we may experience going forward.
Research and Development Expenses
Total research and development expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development expenses	$26,091	$43,628	$72,879	$149,451
Dollar change	$(17,537)		$(76,572)
Percentage change	(40)%		(51)%
Research and development expenses consist primarily of clinical trial expenses, personnel expenses, allocation of general corporate costs, stock-based compensation expense, consulting and outside services, and temporary personnel expenses.

The decrease in research and development expenses for the three and nine months ended September 30, 2015, as compared to the comparable periods in 2014, was primarily related to a decrease in clinical trial costs, which includes services performed by third-party contract research organizations and other vendors that support our clinical trials. The decrease in clinical trial costs was $16.8 million, or 62%, for the three months ended September 30, 2015 and $52.2 million, or 59%, for the nine months ended September 30, 2015, as compared to the comparable periods in 2014. The decrease in clinical trial costs for both the three and nine months ended September 30, 2015, as compared to the comparable periods in 2014 was predominantly due to decreases in costs related to COMET-1 and COMET-2, our phase 3 pivotal trials in metastatic CRPC which we terminated in September 2014, METEOR, our phase 3 pivotal trial in advanced RCC, and a reduction of general program level costs; the decrease in clinical trial costs for the nine months ended September 30, 2015 included the impact of a $4.9 million decrease in comparator drug purchases for METEOR.
Decreases in research and development expenses for the three and nine months ended September 30, 2015 also related to personnel expenses, consulting and outside services and temporary personnel. Personnel expenses decreased by $2.5 million and $14.4 million for the three and nine months ended September 30, 2015, respectively, as compared to the comparable periods in 2014 primarily due to workforce reductions undertaken as a consequence of the failure of COMET-1. Consulting and outside services decreased by $0.7 million and $4.0 million for the three and nine months ended September 30, 2015, respectively, as compared to the comparable periods in 2014 primarily as a result of decreases in clinical development consulting activities and the use of outside medical safety liaisons. Temporary personnel decreased by $1.2 million and $2.9 million for the three and nine months ended September 30, 2015, respectively, as compared to the comparable periods in 2014 due to a decrease in clinical trial activities performed by those personnel. Those decreases were partially offset by an increase in stock-based compensation, which increased by $6.6 million and $4.9 million for the three and nine months ended September 30, 2015, respectively, as compared to the comparable periods in 2014, primarily due to the vesting of performance-based stock options that have performance goals which were achieved in July 2015 when it was determined that top-line data received from METEOR met its primary endpoint.
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
We expect to continue to incur significant development costs for cabozantinib in future periods as we evaluate its potential in a broad development program comprising over forty clinical trials across multiple indications, including two ongoing phase 3 pivotal trials focusing on advanced RCC and advanced HCC. In addition, postmarketing commitments in connection with the approvals of COMETRIQ in MTC dictate that we conduct additional studies in that indication.
We anticipate that research and development expenses will increase during the fourth quarter of 2015 as compared to the third quarter of 2015 as a result of our continuing shift from clinical trial activities for METEOR to activities necessary to complete regulatory filings in the U.S. and EU for cabozantinib in the treatment of advanced RCC.
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

Selling, General and Administrative Expenses
Total selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Selling, general and administrative expenses	$17,842	$9,906	$40,162	$41,063
Dollar change	$7,936		$(901)
Percentage change	80%		(2)%
Selling, general and administrative expenses consist primarily of marketing, personnel expenses, employee stock-based compensation, facility costs, consulting and outside services, and legal and accounting costs.
The change in selling, general and administrative expenses for the three and nine months ended September 30, 2015, as compared to the comparable periods in 2014, was primarily related to increases in marketing costs and stock-based compensation. Marketing expenses increased by $2.5 million and $6.6 million for the three and nine months ended September 30, 2015, respectively, as compared to the comparable periods in 2014, which includes our share of the pre-commercial preparation expenses for cobimetinib under our collaboration agreement with Genentech. Stock-based compensation, increased by $4.7 million and $2.0 million for the three and nine months ended September 30, 2015, respectively, as compared to the comparable periods in 2014, primarily due to the vesting of performance-based stock options that have performance goals which were achieved in July 2015 when it was determined that top-line data received from METEOR met its primary endpoint. Those increases were partially offset by decreases in consulting and outside services, facilities costs and personnel costs. Consulting and outside services decreased by $0.9 million and $3.8 million for the three and nine months ended September 30, 2015, respectively, as compared to the comparable periods in 2014, primarily as a result of decreases in marketing research activities, a reduction in fixed fees paid to Sobi, reductions in outside services for buildings we are no longer occupying and our Board of Directors’ decision to receive stock awards in lieu of cash compensation for services rendered during the fourth quarter of 2014 and all of 2015. Facilities costs decreased by $1.1 million and $1.7 million for the three and nine months ended September 30, 2015, respectively, as compared to the comparable periods in 2014, primarily as a result of facilities we have vacated in connection with the 2014 Restructuring. Personnel expenses decreased by $6.6 million for the nine months ended September 30, 2015, as compared to the comparable period in 2014, primarily due to workforce reductions undertaken as a consequence of the failure of COMET-1; personal expenses increased $0.2 million for the three months ended September 30, 2015, as compared to the comparable period in 2014, in part due to a $1.2 million reversal of accrued employee bonuses that occurred in 2014 which offset the impact of workforce reductions described above.
Following the announcement of positive top-line results from the primary analysis of METEOR and the U.S. FDA’s approved cobimetinib under the brand name COTELLIC for use in combination with vemurafenib as a treatment for patients with BRAF V600 mutation-positive advanced melanoma, on November 10, 2015, we anticipate selling, general and administrative expenses will increase during the fourth quarter of 2015 as we increase our commercial activities in preparation for the potential launch of cobimetinib and cabozantinib.
Restructuring Charge
On September 2, 2014, as a consequence of the failure of COMET-1, one of our two phase 3 pivotal trials of cabozantinib in metastatic castration-resistant prostate cancer, we initiated the 2014 Restructuring to reduce our workforce. Personnel reductions were initiated across our entire organization that resulted in an aggregate reduction in headcount of 143 full-time employees as of September 30, 2015. The principal objective of the 2014 Restructuring was to enable us to focus our financial resources on the phase 3 pivotal trials of cabozantinib in advanced RCC and advanced HCC.
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

Total restructuring charge for both for restructurings 2010 Restructurings and 2014 Restructuring was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restructuring charge	$282	$3,758	$1,142	$4,135
Dollar change	$(3,476)		$(2,993)
Percentage change	(92)%		(72)%
The charges for each of the periods presented include the effect of the passage of time on our discounted cash flow computations (“accretion expense”) for the exit, in prior periods, of certain of our South San Francisco buildings. The restructuring charge for the nine months ended September 30, 2015 also included $2.2 million in additional charges due to the early termination of one of our building leases, the impact of a new sublease executed in June 2015, additional changes in assumptions regarding anticipated sublease activities, and additional facility-related charges related to the decommissioning and exit of certain buildings. The restructuring charge for the nine months ended September 30, 2015 was partially offset by $0.9 million in recoveries recorded in connection with the sale of excess equipment and other assets. The restructuring charge during the three and nine months ended September 30, 2014 includes $2.6 million of employee severance and other benefits from the implementation of the 2014 Restructuring, $0.8 million related to the effect of the passage of time on our discounted cash flow computations for the exit, in prior periods, of certain of our South San Francisco buildings, and $0.7 million of property and equipment write-downs.
Total Other Income (Expense), Net
Total other income (expense), net, was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income and other, net	$276	$1,296	$146	$3,786
Interest expense	(12,059)	(12,282)	(36,421)	(36,125)
Total other expense, net	$(11,783)	$(10,986)	$(36,275)	$(32,339)
Dollar change	$(797)		$(3,936)
Percentage change	7%		12%
Total other income (expense), net consists primarily of interest expense incurred on our debt, partially offset by interest income earned on our cash and investments and gains and losses on derivatives and foreign exchange fluctuations. Interest expense includes aggregate non-cash interest expense on both the 2019 Notes and the Deerfield Notes of $6.9 million and $21.8 million for the three and nine months ended September 30, 2015, respectively, as compared to $7.5 million and $21.8 million for the comparable periods in 2014, respectively. Interest income and other, net for the nine months ended September 30, 2015 and 2014 includes $0.5 million in unrealized losses and $1.9 million in unrealized gains, respectively, on the revaluation of the 2014 Deerfield Warrants. Interest income and other, net for both the three and nine months ended September 30, 2014 also includes an $0.8 million gain for a purchase price adjustment resulting from the resolution of contingencies related to the September 2011 sale of our remaining interest in Artemis Pharmaceuticals GmbH to Taconic Farms, Inc.

Liquidity and Capital Resources
Sources and Uses of Cash
The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net loss	$(126,096)	$(210,589)
Net cash used in operating activities	(106,152)	(185,429)
Net cash provided by investing activities	26,068	116,154
Net cash provided by financing activities	145,331	65,362
Net increase (decrease) in cash and cash equivalents	65,247	(3,913)
Cash and cash equivalents at beginning of period	80,395	103,978
Cash and cash equivalents at end of period	$145,642	$100,065
We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013, and from the commercial launch through September 30, 2015 we have generated $64.4 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. For a discussion of potential future capital requirements, please see “– Liquidity and Capital Resources – Capital Requirements.”
Operating Activities
Our operating activities used cash of $106.2 million for the nine months ended September 30, 2015, compared to $185.4 million for the same period in 2014. Operating cash flows can differ from our consolidated net loss as a result of differences in the timing of cash receipts and earnings recognition and non-cash charges.
Cash used in operating activities for the nine months ended September 30, 2015 related primarily to our $117.1 million operating expenses for the period, less non-cash expenses for accretion of debt discount totaling $20.2 million on the Deerfield Notes, the 2019 Notes and stock-based compensation totaling $15.4 million and revenues totaling $27.2 million. Our operating expenses were largely attributable to the development of cabozantinib. In addition to current period operating expenses, we made cash payments that resulted in an $11.8 million reduction in accrued clinical trial liabilities. We also paid $6.2 million for restructuring activities.
Cash used in operating activities for the nine months ended September 30, 2014 related primarily to our $196.0 million operating expenses for the period, less non-cash expenses for accretion of debt discount totaling $21.8 million on the Deerfield Notes and the 2019 Notes, stock-based compensation totaling $8.5 million, depreciation and amortization totaling $3.0 million and revenues totaling $17.8 million. Our operating expenses were largely attributable to the development of cabozantinib. In addition, we made cash payments that resulted in an $11.6 million reduction in accounts payable and other accrued expenses during the period and paid $5.0 million for restructuring activities; those cash payments were offset by a $10.1 million increase in accrued clinical trial liabilities.
Investing Activities
Our investing activities provided cash of $26.1 million for the nine months ended September 30, 2015, compared to $116.2 million for the same period in 2014.
Cash provided by investing activities for the nine months ended September 30, 2015 was primarily due to the maturity of unrestricted and restricted investments of $147.1 million, less investment purchases of $122.3 million.
Cash provided by investing activities for the nine months ended September 30, 2014 was primarily due to the maturity of unrestricted and restricted investments of $232.9 million, less investment purchases of $117.4 million.
Financing Activities
Cash provided by financing activities was $145.3 million for the nine months ended September 30, 2015, compared to $65.4 million for the same period in 2014.

Cash provided by our financing activities for the nine months ended September 30, 2015 was primarily due to the issuance of 28,750,000 shares of common stock in July 2015 for net proceeds of $145.7 million. The cash provided by the issuance of common stock was partially offset by principal payments on debt of $4.4 million.
Cash provided by our financing activities for the nine months ended September 30, 2014 was primarily due to the issuance of 10,000,000 shares of common stock in January 2014 for net proceeds of $75.6 million. The cash provided by the issuance of common stock was partially offset by principal payments on debt of $11.3 million.
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
Capital Requirements
We have incurred net losses since inception through September 30, 2015, with the exception of the 2011 fiscal year. We anticipate net losses and negative operating cash flow for the foreseeable future. For the nine months ended September 30, 2015, we incurred a net loss of $126.1 million and as of September 30, 2015, we had an accumulated deficit of $1.9 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year other than the 2011 fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013, and from the commercial launch through September 30, 2015 we have generated $64.4 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research.
The amount of our net losses will depend, in part, on: the rate of growth, if any, in our sales of COMETRIQ; our share of the net profits and losses for the commercialization for cobimetinib in the U.S., if any; the receipt of royalties from cobimetinib sales outside the U.S., if any; partnering activities for cabozantinib; other license and contract revenues; and, the level of expenses primarily with respect to development and commercialization activities for cabozantinib.
As of September 30, 2015, we had $282.1 million in cash and investments, which included $197.8 million available for operations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $2.7 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, will enable us to maintain our operations for a period of at least 12 months following the end of the third quarter of 2015. While a forecast of future events is inherently uncertain, our ability to sustain our business operations for this time period without additional financing is highly dependent upon the commercial success of COMETRIQ and the revenues we generate, as well as the commercial success of COTELLIC and our share of related net profits and losses and royalties under our collaboration with Genentech. It is also dependent upon whether and when we partner cabozantinib with a global pharmaceutical organization for further development and sales outside the U.S., and the upfront payments and milestones associated with any such transaction. Consistent with the actions we have taken in the past, we will prioritize necessary and appropriate steps to ensure the continued operation of our business and preservation of the value of our assets. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

•
the pace and progress of our current ramping up of sales, marketing, and distribution capabilities in anticipation of obtaining FDA approval for cabozantinib for the potential treatment of advanced RCC patients;

•	the commercial success of COMETRIQ and COTELLIC and the revenues we generate;

•	the progress and scope of other development and commercialization activities for cabozantinib and our other compounds;

•	our obligation to share U.S. sales and marketing costs for cobimetinib under our collaboration with Genentech;

•
the commercial success of cobimetinib and our share of related profits and losses for the commercialization of cobimetinib in the U.S. and receipt of royalties from cobimetinib sales outside the U.S. under our collaboration with Genentech;

•	our ability to obtain regulatory approval for cabozantinib for the treatment of advanced RCC and other indications;

•	the amount of expenses we incur in the build-out of our sales, marketing and distribution capabilities;

•
whether, when and the terms upon which we partner cabozantinib with a global pharmaceutical organization for further development and sales outside the U.S., and the sufficiency of upfront payments and milestones associated with any such transaction to meet our capital needs;

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

•	our ability to repay the Deerfield Notes with our common stock, which we are only able to do under specified conditions;

•	repayment of our $287.5 million aggregate principal amount of the 2019 Notes, which mature on August 15, 2019, unless earlier converted, redeemed or repurchased;

•	repayment of our term loan and line of credit from Silicon Valley Bank, which had an outstanding balance at September 30, 2015, of $80.0 million;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	our need to expand our product and clinical development efforts;

•	the cost and timing of regulatory approvals;

•	the cost of clinical drug supply for our clinical trials;

•	the effect of economic and scientific developments in the market for oncologic therapeutics and the timing of regulatory approvals for competing oncologic therapies; and

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights.
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
Contractual Obligations
We have contractual obligations in the form of debt, loans payable, operating leases, purchase obligations and other long-term liabilities. As a result of our extension of the maturity date of the Deerfield Notes to 2018, the outstanding principal has been reclassified from current to long-term liabilities as of September 30, 2015. There were no other material changes outside of the ordinary course of business in our contractual obligations from those as of December 31, 2014.
Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks at September 30, 2015 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. As of September 30, 2015, and December 31, 2014, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $7.0 million and $7.8 million, respectively.
In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. As of September 30, 2015, and December 31, 2014, approximately $3.7 million and $5.5 million, respectively, of our clinical accrual balance was owed in foreign currencies. An adverse change of one percentage point in the foreign currency exchange rates would not have resulted in a material impact for any periods presented. We recorded a $0.1 million gain relating to foreign exchange fluctuations for both the nine months ended September 30, 2015 and 2014.
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
We may need to access additional capital to:

•	fund our operations and clinical trials;

•	continue our research and development efforts;

•	expand our sales, marketing and distribution capabilities;

•	commercialize cabozantinib or any other future product candidates, if any such candidates receive regulatory approval for commercial sale; and

•
fund the portion of U.S. sales and marketing costs for cobimetinib that we are obligated to fund under our collaboration with Genentech, or any similar costs we are obligated to fund under collaborations we may enter into in the future.

As of September 30, 2015, we had $282.1 million in cash and investments, which included $197.8 million available for operations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $2.7 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, will enable us to maintain our operations for a period of at least 12 months following the end of the third quarter of 2015. While a forecast of future events is inherently uncertain, our ability to sustain our business operations for this time period without additional financing is highly dependent upon the commercial success of COMETRIQ and the revenues we generate, as well as the commercial success of COTELLIC and our share of related net profits and losses and royalties under our collaboration with Genentech. It is also dependent upon whether and when we partner cabozantinib with a global pharmaceutical organization for further development and sales outside the U.S., and the upfront payments and milestones associated with any such transaction. Consistent with the actions we have taken in the past, we will prioritize necessary and appropriate steps to ensure the continued operation of our business and preservation of the value of our assets. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. These factors include:

•	the progress and scope of the cabozantinib development and commercialization activities;

•	the commercial success of COMETRIQ and the revenues we generate;

•	our obligation to share U.S. sales and marketing costs for cobimetinib under our collaboration with Genentech;

•
the commercial success of cobimetinib and our share of related profits and losses for the commercialization of cobimetinib in the U.S. and receipt of royalties from cobimetinib sales outside the U.S. under our collaboration with Genentech;

•	our ability to obtain regulatory approval for cabozantinib for the treatment of advanced RCC and other indications;

•	the amount of expenses we incur in the build-out of our sales, marketing and distribution capabilities;

•
whether, when and the terms upon which we partner cabozantinib with a global pharmaceutical organization for further development and sales outside the U.S., and the sufficiency of upfront payments and milestones associated with any such transaction to meet our capital needs;

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

•	our ability to repay the Deerfield Notes with our common stock, which we are only able to do under specified conditions;

•	repayment of our $287.5 million aggregate principal amount of the 2019 Notes, which mature on August 15, 2019, unless earlier converted, redeemed or repurchased;

•	repayment of our term loan and line of credit from Silicon Valley Bank, which had an outstanding balance at September 30, 2015, of $80.0 million;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	our need to expand our product and clinical development efforts;

•	the cost and timing of regulatory approvals;

•	the cost of clinical and research drug supply for our clinical trials;

•	the effect of economic and scientific developments in the market for oncologic therapeutics and the timing of regulatory approvals for competing oncologic therapies; and

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights.
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
We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*
We have incurred net losses since inception through September 30, 2015, with the exception of the 2011 fiscal year. We anticipate net losses and negative operating cash flow for the foreseeable future. For the nine months ended September 30, 2015, we incurred a net loss of $126.1 million and as of September 30, 2015, we had an accumulated deficit of $1.9 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each year other than the 2011 fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013, and from the commercial launch through September 30, 2015 we have generated $64.4 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. If the amount of research funding we receive from our collaborators decreases, if our collaborators fail to develop successful products, if we are unable to successfully achieve the milestones under our collaboration agreements, or if sales of products to which we are entitled to royalties under such agreements are weak, our revenues and financial condition would be materially adversely affected.
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
We have significant indebtedness and substantial debt service requirements as a result of the Deerfield Notes, our loan and security agreement with Silicon Valley Bank and the 2019 Notes. As of September 30, 2015, our total consolidated indebtedness through maturity was $492.4 million (excluding trade payables). We may also incur additional indebtedness to meet future financing needs. If we incur additional indebtedness, it would increase our interest expense, leverage and operating and financial costs.
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
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this report we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since September 30, 2015, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.
Risks Related to Cabozantinib and Cobimetinib
In the short-term, our prospects are critically dependent upon our ability to obtain FDA approval for cabozantinib in advanced RCC and then undertake a successful commercial launch of the product in the U.S.*
The success of our business is dependent upon the successful development and commercialization of cabozantinib. Of greatest short-term importance is the development and commercialization of cabozantinib for advanced RCC.  On July 20, 2015, we announced that METEOR, a phase 3 pivotal trial comparing cabozantinib to everolimus in patients with advanced RCC who have experienced disease progression following treatment with at least one prior VEGFR TKI, met its primary endpoint of demonstrating a statistically significant increase in PFS for cabozantinib versus everolimus in the first 375 randomized patients as determined by an IRC. Data pertaining to OS in the entire study population of 658 patients, a secondary endpoint of the trial, were immature at the data cutoff, and we cannot be certain that the final analysis of OS anticipated in 2016 will be consistent with the trend in OS favoring cabozantinib that was observed in our interim analysis. In August 2015 the FDA granted Breakthrough Therapy Designation to cabozantinib as a potential treatment for RCC.  Although we plan to complete regulatory filings in the United States before the end of 2015 for treatment of advanced RCC, we cannot be certain that this filing will be made when expected, or at all, or that the FDA will ultimately approve cabozantinib for advanced RCC.  If we are ultimately unsuccessful in obtaining FDA approval for cabozantinib for advanced RCC we will not have the resources necessary to continue our business in its current form.
In addition, even if such approval is obtained, the commercial potential of cabozantinib for the treatment of advanced RCC remains subject to a variety of factors, including the final analysis of OS expected in 2016, the perceived benefits associated with the median PFS of patients receiving cabozantinib as compared to everolimus, and the availability and benefits of competitive treatments. We believe that if cabozantinib is approved for the treatment of 2nd or later-line advanced RCC, its potential principal competition in this indication could include axitinib and everolimus, which are already approved in this indication, as well as other agents currently approved for 1st-line RCC including sunitinib, sorafenib, pazopanib, temsirolimus, and bevacizumab. Other agents being investigated in 2nd line advanced RCC, including Bristol-Myers Squibb’s nivolumab, may also become competitive treatments if they are approved. In particular, on July 20, 2015, Bristol-Myers Squibb announced that the phase 3 trial comparing nivolumab to everolimus in advanced RCC patients who had received previous antiangiogenic therapy (Checkmate 025) had met its primary endpoint of showing an improvement in overall survival for patients treated with nivolumab. We anticipate that nivolumab may be approved for use in 2nd or later-line patients before cabozantinib and, should cabozantinib be approved for a similar indication, nivolumab will provide immediate direct competition for cabozantinib in this market.
Our longer-term prospects remain dependent on cabozantinib’s further clinical development and commercial success in additional indications beyond advanced RCC.*

We are dedicating substantially all of our proprietary resources to developing cabozantinib into a broad and significant oncology franchise.  Even assuming cabozantinib’s approval in the U.S. and EU for the treatment of advanced RCC, our longer-term success remains contingent upon, among other things, successful clinical development, regulatory approval and market acceptance of cabozantinib in additional indications, such as HCC, first-line RCC, NSCLC, and other forms of cancer.  In 2014, the failure of COMET-1 and COMET-2, our two phase 3 pivotal trials of cabozantinib in mCRPC, to meet their respective primary endpoints negatively impacted our ability to achieve our development and commercialization goals for cabozantinib in prostate cancer.  These failures demonstrate that cabozantinib will not likely be successful in all future clinical trials. Should we prove unsuccessful in the further development of cabozantinib beyond MTC and advanced RCC, our longer-term prospects, revenues and financial condition would be materially adversely affected.
We are dependent on the successful commercialization and development of cobimetinib, and rely heavily on our partner, Genentech, for achieving that success.*
In 2009, we entered into a worldwide collaboration agreement with Genentech for the development and commercialization of cobimetinib, a compound discovered by Exelixis and licensed to Genentech after determination of the maximum tolerated dose in a phase 1 clinical trial. Genentech is solely responsible for cobimetinib’s commercialization and development. Under the terms of the collaboration agreement, we are entitled to an initial equal share of U.S. profits and losses for cobimetinib, with our share decreasing as sales increase, and we will share in the U.S. sales and marketing costs. We have exercised a co-promotion option in the collaboration agreement, and so will provide 25% of the total sales force for cobimetinib in the United States.
Following positive results from coBRIM a phase 3 pivotal trial, on November 10, 2015, cobimetinib was approved in the U.S. by the FDA under the brand name COTELLIC in combination with vemurafenib as a treatment for patients with BRAF V600 mutation-positive advanced melanoma. In Switzerland, cobimetinib in combination with vemurafenib was approved in August 2015 as a treatment for patients with BRAF V600 mutation-positive advanced melanoma. Roche also filed a Marketing Authorization Application for cobimetinib in combination with vemurafenib for the same indication with the European Medicines Agency in late 2014. Roche anticipates a regulatory decision before the end of 2015 following a positive opinion issued by the European Committee for Medicinal Products for Human Use, announced in late September.
Under the terms of our collaboration agreement, we depend upon Genentech’s strategic and tactical planning, decision-making, and execution with regard to the worldwide commercialization of cobimetinib and, during the period prior to commercialization, we have been obligated to reimburse half of Genentech’s costs for commercializing the drug in the U.S.  Genentech, and its parent, the Roche group, may not fund or otherwise resource and prioritize the commercialization of cobimetinib for the indication currently approved in the U.S. and Switzerland and under review in the EU sufficient to achieve the product’s full commercial potential. And, regardless of the level of Genentech’s investment in cobimetinib, the compound may not be accepted by physicians, patients, health care payers, such as Medicare and Medicaid, and the medical community.
We similarly rely heavily upon Genentech’s leadership and expertise to further develop cobimetinib. Any significant changes to Genentech’s business strategy and priorities, over which we have no control, could adversely affect Genentech’s willingness or ability to complete their obligations under our agreement and result in harm to our business and operations. Genentech has complete financial responsibility for cobimetinib’s development program, and we are not able to control the amount or timing of resources that Genentech will devote to the product. Of particular significance are Genentech’s development efforts with respect to the combination of cobimetinib with immuno-oncology agents, a promising and competitive area of clinical research. While Genentech is currently conducting a phase 1b clinical trial combining cobimetinib with the Genentech PD-L1 antibody (MPDL3280A), we are dependent on Genentech for all future development of cobimetinib in combination with MPDL3280A or any other immuno-oncology agents. Regardless of Genentech’s efforts toward the further development of cobimetinib, such additional clinical investigation may not provide positive data supporting product label expansions or approval in additional indications.
The commercial success of cabozantinib, as COMETRIQ capsules for MTC or if approved in a tablet formulation for additional indications in the future, will depend upon the degree of market acceptance for cabozantinib among physicians, patients, health care payers, and the medical community.*
Our ability to commercialize cabozantinib, as COMETRIQ capsules for the approved MTC indication or if approved in a tablet formulation for additional indications, will be highly dependent upon the extent to which cabozantinib gains market acceptance among physicians, patients, health care payers such as Medicare and Medicaid, and the medical community. If cabozantinib does not achieve an adequate level of acceptance, we may not generate significant future product revenues, and we may not become profitable. The degree of market acceptance of COMETRIQ and other cabozantinib products, if approved, will depend upon a number of factors, including:

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
If we are unable to maintain or scale adequate sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to do so, we may be unable to commercialize cabozantinib successfully.*
We have designed our commercial organization and strategic commercial approach to maintain flexibility in response to market opportunities. We are currently ramping up our sales, marketing, and distribution capabilities in anticipation of obtaining FDA approval for cabozantinib for the potential treatment for patients with RCC who have received one prior therapy as a result of the positive results obtained in the METEOR trial. We expect to be able to scale up quickly if additional indications for cabozantinib are approved in the future, or to scale down if necessary. Our distribution arrangements with Sobi are also right-sized for the EU MTC opportunity and retain strategic flexibility. Overall, we believe the design of our commercial organization, and our strategic commercial approach, are efficient, taking advantage of outsourcing options where prudent to maximize the effectiveness of our commercial expenditures.
However, should the commercial opportunity for cabozantinib grow over time, we may not correctly judge the proper size and level of and experience of the commercialization team or the scale of distribution necessary to market and sell cabozantinib successfully. Maintaining sales, marketing, and distribution capabilities is expensive and time-consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of cabozantinib and have an adverse impact on our results of operations. If we are unable to maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenues and our business may be adversely affected.
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

In addition, certain marketing practices, including off-label promotion, may also violate certain federal and state health regulatory fraud and abuse laws as well as false claims laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we, or our officers or employees, may be subject to penalties, including administrative civil and criminal penalties, damages, fines, withdrawal of regulatory approval, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to sell our products or operate our business and also adversely affect our financial results.
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
Our competitors may develop products and technologies that impair the value of cabozantinib and cobimetinib.*
The pharmaceutical, biopharmaceutical and biotechnology industries are highly fragmented and are characterized by rapid technological change. In particular, the area of kinase-targeted therapies is a rapidly evolving and competitive field. We face, and will continue to face, intense competition from biotechnology, biopharmaceutical and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. Some of our competitors are further along in the development of their products than we are. In addition, delays in the development of cobimetinib, and cabozantinib for the treatment of additional tumor types, could allow our competitors to bring products to market before us, which would impair the commercialization of cobimetinib or cabozantinib in such tumor types. Our future success will depend upon our ability to maintain a competitive position with respect to technological advances. The markets for which we intend to pursue regulatory approval of cabozantinib and for which Roche and Genentech intend to pursue regulatory approval for cobimetinib are highly competitive. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and commercial capabilities than we do. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive. There may also be drug candidates of which we are not aware at an earlier stage of development that may compete with cabozantinib and cobimetinib. In addition, cabozantinib and cobimetinib may compete with existing therapies that have long histories of use, such as chemotherapy and radiation treatments in cancer indications.
Competition for cabozantinib
We believe that the principal competing anti-cancer therapy to COMETRIQ in progressive, metastatic MTC is AstraZeneca’s RET, VEGFR and EGFR inhibitor vandetanib, which has been approved by the FDA and the EMA for the treatment of symptomatic or progressive MTC in patients with unresectable, locally advanced, or metastatic disease. On October 21, 2015, AstraZeneca announced the global completion of the sale of vandetanib to Genzyme, a Sanofi company. We anticipate the potential for increased competition for COMETRIQ in progressive, metastatic MTC as a result of the consolidation of vandetanib into Genzyme’s endocrinology portfolio and the company’s rare disease expertise. In addition, we believe that COMETRIQ also faces competition as a treatment for progressive, metastatic MTC from off-label use of Bayer’s and Onyx Pharmaceuticals’ (a wholly-owned subsidiary of Amgen) multikinase inhibitor sorafenib, Pfizer’s multikinase inhibitor sunitinib, Ariad Pharmaceutical’s multikinase inhibitor ponatinib, Novartis’ multikinase inhibitor pazopanib, and Eisai’s multikinase inhibitor lenvatinib.
Should cabozantinib be approved for the treatment of advanced RCC as a result of positive results from the METEOR trial, we believe its principal competition may include: Pfizer’s axitinib, sunitinib and temsirolimus; Novartis’ everolimus and pazopanib; Bayer’s and Onyx Pharmaceuticals’ sorafenib; Genentech’s bevacizumab; Eisai’s lenvatinib; and Bristol-Myers Squibb’s nivolumab. The potential for immediate competition from Bristol-Myers Squibb’s nivolumab is particularly significant. On July 20, 2015, Bristol-Myers Squibb announced that the phase 3 trial comparing nivolumab to everolimus in patients who had received previous antiangiogenic therapy for advanced RCC (Checkmate 025) had met its primary endpoint of showing an improvement in overall survival for patients treated with nivolumab. Nivolumab is the first drug to show a statistically-significant improvement in overall survival over everolimus, a current standard of care for the treatment of second line RCC patients. Nivolumab also demonstrated an acceptable safety profile. We anticipate that nivolumab may be approved for use in 2nd or later-line patients before cabozantinib and that it may be rapidly adopted by physicians for the treatment of advanced RCC.
Should cabozantinib be approved for the treatment of HCC, the other indication for which we have an ongoing phase 3 pivotal trial, we believe its principal competition may include Bayer’s and Onyx Pharmaceuticals’ sorafenib; Bayer’s regorafenib; ArQule’s tivantinib; and Eisai’s lenvatinib.
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
Competition for cobimetinib
We believe that cobimetinib’s principal competition amongst targeted agents includes Novartis’ trametinib and dabrafenib, and Array’s encorafenib and binimetinib; and within the class of immunotherapies, Bristol-Myers Squibb’s ipilimumab and nivolumab and Merck’s pembrolizumab. The second category, immunotherapies, are of particular competitive importance vis-a-vis cobimetinib in advanced melanoma as they are already FDA approved in melanoma patient populations that overlap with those that may be eligible for cobimetinib, they have been rapidly incorporated into the National Comprehensive Cancer Network treatment guidelines, and they are viewed with a high degree of enthusiasm by physicians and key opinion leaders. Ongoing and future trials incorporating immune-oncology agents, including combination trials, may further impact usage of cobimetinib in melanoma and potentially in additional tumor types in which cobimetinib may ultimately gain approval.
We lack the manufacturing capabilities and experience necessary to enable us to produce cabozantinib for clinical development or for commercial sale and rely on third parties to do so, which subjects us to various risks.*
We do not have the manufacturing capabilities or expertise necessary to enable us to produce materials for our clinical trials or for commercial sale of cabozantinib in either its capsule formulation or tablet formulation, should a tablet formulation be approved for sale, and rely on third party contractors to do so. These third parties must comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or cGMP and the European Commission’s Guidelines on Good Distribution Practice. Our current and anticipated future dependence upon these third parties may adversely affect our future profit margins and our ability to develop and commercialize cabozantinib on a timely and competitive basis. These third parties may not be able to produce material on a timely basis or manufacture material at the quality or in the quantity required to meet our development and commercial timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third party manufacturing and supply arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third party manufacturers and suppliers could terminate or decline to renew our manufacturing and supply arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our clinical trials and commercialization efforts may be delayed or otherwise adversely affected. This risk is especially acute during the current period as we ramp up production plans in anticipation of a potential commercial launch in advanced RCC.
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
We have established collaborations with leading pharmaceutical and biotechnology companies, including Genentech, Bristol-Myers Squibb, Sanofi, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo, for the development and ultimate commercialization of certain compounds generated from our research and development efforts. Our dependence on our relationships with existing collaborators for the development and commercialization of compounds under the collaborations subjects us to, and our dependence on future collaborators for development and commercialization of additional compounds will subject us to, a number of risks, including:

•	we may not be able to control the amount of U.S. sales and marketing costs for cobimetinib we are obligated to share under our collaboration with Genentech;

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

•
the pace and progress of our current ramping up of sales, marketing, and distribution capabilities in anticipation of obtaining FDA approval for cabozantinib for the potential treatment of advanced RCC patients;

•	the commercial success of COMETRIQ and the revenues we generate;

•	the progress and scope of other development and commercialization activities for cabozantinib and our other compounds;

•	future clinical trial results, notably the results from CELESTIAL, our phase 3 pivotal trial in patients with advanced HCC;

•	the inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;

•	recognition of upfront licensing or other fees or revenues;

•	payments of non-refundable upfront or licensing fees, or payment for cost-sharing expenses, to third parties;

•	acceptance of our technologies and platforms;

•	the success rate of our efforts leading to milestone payments and royalties;

•	the introduction of new technologies or products by our competitors;

•	the timing and willingness of collaborators to further develop or, if approved, commercialize our product candidates out-licensed to them;

•	the amount of expenses we incur in the build-out of our sales, marketing and distribution capabilities;

•
whether, when and the terms upon which we partner cabozantinib with a global pharmaceutical organization for further development and sales outside the U.S., and the sufficiency of upfront payments and milestones associated with any such transaction to meet our capital needs;

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

EXELIXIS, INC.

November 10, 2015	/s/ CHRISTOPHER J. SENNER
Date	Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Certificate of Ownership and Merger Merging X-Ceptor Therapeutics, Inc. with and into Exelixis, Inc.	8-K	000-30235	3.1	10/15/2014
3.5	Certificate of Change of Registered Agent and/or Registered Office of Exelixis, Inc.	8-K	000-30235	3.2	10/15/2014
3.6	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011
4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	4/7/2000
4.2	Amended and Restated Secured Convertible Note dated July 1, 2015 in favor of Deerfield Partners, L.P.	10-Q	000-30235	4.1	9/11/2015
4.3	Amended and Restated Secured Convertible Note dated July 1, 2015 in favor of Deerfield International Master Fund, L.P.	10-Q	000-30235	4.2	9/11/2015
4.4	Registration Rights Agreement dated January 22, 2014 by and among Exelixis, Inc., Deerfield Partners, L.P. and Deerfield International Master Fund, L.P.	8-K	000-30235	4.2	1/22/2014
4.5	Form of Warrant to Purchase Common Stock of Exelixis, Inc. issued to OTA LLC					X
4.6	Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.1	8/14/2012
4.7	First Supplemental Indenture dated August 14, 2012 to Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.2	8/14/2012
4.8	Form of 4.25% Convertible Senior Subordinated Note due 2019	8-K	000-30235	4.2 (Exhibit A)	8/14/2012
10.1	Second Amendment to Sublease dated effective July 1, 2015 by and between Exelixis, Inc. and Nodality, Inc.	10-Q	000-30235	10.2	9/11/2015
10.2	First Amendment to Consent to Sublease Agreement dated effective July 1, 2015 by and among Britannia Pointe Grand Limited Partnership, Exelixis, Inc. and Nodality, Inc.	10-Q	000-30235	10.3	9/11/2015

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.3	Second Amendment to Sublease dated effective July 1, 2015 by and between Exelixis, Inc. and Threshold Pharmaceuticals, Inc.	10-Q	000-30235	10.6	9/11/2015
10.4	Second Amendment to Consent to Sublease Agreement dated effective July 1, 2015 by and among Britannia Pointe Grand Limited Partnership, Exelixis, Inc. and Threshold Pharmaceuticals, Inc.	10-Q	000-30235	10.7	9/11/2015
10.5	Offer Letter Agreement, dated June 30, 2015, between Christopher Senner, and Exelixis, Inc.					X
12.1	Statement Re Computation of Earnings to Fixed Charges					X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
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