Form 10-K
period 2016-01-01
EXELIXIS, INC.
filed 2016-02-29
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 1, 2016, or

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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $663,207,633 (Based on the closing sales price of the registrant’s common stock on that date. Excludes an aggregate of 3,588,303 shares of the registrant’s common stock held by persons who were directors and/or executive officers of the registrant at July 3, 2015 on the basis that such persons may be deemed to have been affiliates of the registrant at such date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.)
As of February 19, 2016, there were 228,191,131 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 30, 2016, in connection with the registrant’s 2016 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

EXELIXIS, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Annual Report on Form 10-K are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “focus,” “assume,” “goal,” “objective,” “will,” “may,” “would,” “could,” “estimate,” “predict,” “target,” “potential,” “continue,” “encouraging” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Item 1A. Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
Exelixis has adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2011, a 52-week year, ended on December 30, 2011, fiscal year 2012, a 23-week year, ended on December 28, 2012, fiscal year 2013, a 52-week year, ended on December 27, 2013, fiscal year 2014, a 53-week year, ended on January 2, 2015, fiscal year 2015, a 52-week year, ended on January 1, 2016, and fiscal year 2016 will end on December 30, 2016. For convenience, references in this report as of and for the fiscal years ended December 30, 2011, December 28, 2012, December 27, 2013, January 2, 2015 and January 1, 2016, are indicated on a calendar year basis, ended December 31, 2011, 2012, 2013, 2014 and 2015, respectively. The quarter ended January 2, 2015 is a 14-week fiscal quarter; all other interim periods presented are 13-week fiscal quarters.

ITEM 1.	BUSINESS
Overview
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biopharmaceutical company that discovers, develops and commercializes small molecule therapies for the treatment of cancer. Our business focuses predominantly on the development and commercialization of cabozantinib, an internally-discovered inhibitor of multiple receptor tyrosine kinases, in various tumor indications. Cabozantinib is currently approved in the United States and European Union for the treatment of progressive, metastatic medullary thyroid cancer, or MTC, and is marketed under the brand name COMETRIQ®.
In the past year, we obtained positive clinical results from our phase 3 pivotal trial METEOR (Metastatic RCC Phase 3 Study Evaluating Cabozantinib vs. Everolimus), suggesting that cabozantinib also has the potential to make a meaningful difference in the lives of patients suffering from advanced renal cell carcinoma, or RCC, a serious form of cancer with a significantly larger patient population than MTC. Following the positive results from METEOR, the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy and Fast Track designations for cabozantinib in RCC. These data from METEOR ultimately formed the basis of a New Drug Application, or NDA, submission to the FDA, which was completed in December 2015. On January 27, 2016, the FDA granted priority review to the NDA, with a Prescription Drug User Fee Act, or PDUFA, action date of June 22, 2016. We are actively preparing for a potential commercial launch of cabozantinib in advanced RCC, and we are now launch-ready, from a staffing perspective, for this indication should a positive regulatory decision come in the United States.
In January 2016, our Marketing Authorization Application, or MAA, for cabozantinib as a treatment for patients with advanced RCC who have received one prior therapy was accepted for review and granted accelerated assessment by the European Medicines Agency, or EMA. On February 29, 2016, we entered into a collaboration and license agreement with Ipsen Pharma SAS, or Ipsen, pursuant to which Ipsen has exclusive commercialization rights for current and potential future cabozantinib indications outside of the United States, Canada and Japan. The companies have agreed to collaborate on the development of cabozantinib for current and potential future indications. With respect to remaining markets, we are evaluating opportunities to partner cabozantinib in Japan and intend to seek regulatory approval for cabozantinib in Canada and commercialize the drug there ourselves.
Beyond MTC and RCC, we are engaged in a broad development program to explore the clinical potential of cabozantinib in additional tumor types. This program includes late stage trials that we conduct ourselves, such as CELESTIAL (Cabozantinib Phase 3 Controlled Study In Hepatocellular Carcinoma), our phase 3 trial of cabozantinib in advanced hepatocellular carcinoma, or HCC, and earlier stage trials conducted through our Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute’s Cancer Therapy Evaluation Program, or NCI-CTEP, or our

investigator sponsored trial, or IST, program. We intend to use these earlier stage trials to prioritize our later stage development program.
During 2015, there was also significant progress with respect to the clinical development, regulatory status and commercial potential of certain of our partnered compounds. For example, cobimetinib, a compound we out-licensed in 2006 to Genentech, Inc. (a member of the Roche Group), or Genentech, was approved by the FDA on November 10, 2015, under the brand name COTELLICTM, in combination with vemurafenib, as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma. COTELLIC in combination with vemurafenib has also been approved in Switzerland, the European Union and Canada for use in the same indication. Genentech has launched COTELLIC in these markets, and in the United States we contribute 25% of the sales force to the commercialization effort. Pursuant to the terms of our collaboration agreement with Roche/Genentech for cobimetinib, we are entitled to an initial equal share of U.S. profits and losses for cobimetinib, with our share decreasing as sales increase. We are entitled to low double-digit royalties on ex-U.S. net sales. Cobimetinib is also being evaluated in a broad development program comprising several clinical trials investigating cobimetinib in combination with a variety of agents in multiple tumor types.
Our Strategy
Our primary objective is to build cabozantinib into a significant oncology franchise as a single agent, and potentially in combination with other therapies. The strategy to achieve this objective comprises the following elements:

•	Capitalizing on the Opportunity for the Potential Commercialization of Cabozantinib in Advanced RCC.

The second and later-line RCC market is large and growing. Published studies suggest that these settings encompass approximately 17,000 drug-eligible patients in the United States and 37,000 globally. However, only modest progress has been made in treating this disease. Everolimus and axitinib, the most frequently prescribed treatment options for patients suffering from second or later line RCC, were approved on the basis of modest improvements in progression free-survival, or PFS. These agents did not demonstrate a benefit in overall survival, or OS. Despite this limitation, however, these products continue to generate significant sales.

In November of 2015, the FDA approved nivolumab, an immune-oncology agent, for the treatment of patients with RCC who have received prior anti-angiogenic therapy. FDA’s approval was based on nivolumab improving the duration of OS as compared with everolimus; however, nivolumab did not show an improvement in the duration of PFS, the measure of therapeutic benefit familiar to RCC-treating physicians based on the historic standard of care.

On February 1, 2016, we announced that a second interim analysis of OS, a secondary endpoint in the METEOR pivotal trial, showed a highly statistically significant and clinically meaningful increase in OS for patients randomized to cabozantinib as compared to everolimus. These data built upon previously reported positive results that demonstrated that cabozantinib, as compared to everolimus, had nearly doubled PFS, the primary endpoint, and showed a consistent benefit in objective response rate, or ORR. As a result, among all the existing agents evaluated in large pivotal trials in patients with advanced RCC, including nivolumab, cabozantinib is the first and only therapy to unequivocally demonstrate robust and statistically-significant improvements in all three key efficacy parameters of OS, PFS, and ORR. Cabozantinib’s safety profile in the METEOR study was consistent with that of other tyrosine kinase inhibitors, or TKIs, approved in RCC, and the rate of treatment discontinuation for adverse events unrelated to disease progression was low and similar to that of everolimus. Based on the strength and consistency of the clinical benefits demonstrated in the METEOR trial by cabozantinib, we believe that, if it is approved, physicians who treat patients with advanced RCC may view cabozantinib as a therapeutic option that is uniquely differentiated from the other medicines that are available or in late-stage development for this disease.
Given the strength of cabozantinib’s clinical profile in advanced RCC, we have rapidly expanded our commercialization capabilities in anticipation of this medicine’s potential approvals in the United States and European Union. In the United States, once approved, we intend to make cabozantinib accessible to previously treated patients with advanced RCC with our own commercial efforts as quickly as possible. For territories outside the United States, Canada and Japan, our collaboration with Ipsen, a company already engaged in global distribution of oncology medicines, will enable us to make the compound more broadly available around the world and fully capitalize on its potential.

•Exploring the Opportunity for Cabozantinib in Advanced HCC.
Published studies indicate that an estimated 700,000 new cases of HCC present each year worldwide, with 39,000 of these cases resident in the United States. While, patients with localized disease may be candidates for surgery or other therapies such as embolization, treatment options for advanced disease are limited. Currently, sorafenib is the only approved agent for treatment of advanced, unresectable HCC. However, patients typically progress despite sorafenib treatment, at which point there is no approved therapy available to them. While a number of vascular endothelial growth factor, or VEGF, receptor targeting agents have been tested in phase 2/3 trials in the post-sorafenib setting, none have shown benefit vs placebo. Thus, second-line advanced HCC represents an area of substantial unmet medical need.

The receptor tyrosine kinase MET is the receptor for hepatocyte growth factor, and plays a crucial role in liver development and regeneration. Expression of MET is elevated in HCC, particularly in metastatic HCC, and high MET levels are associated with reduced OS and resistance to sorafenib treatment. In preclinical models, upregulation of MET has been shown to drive escape from VEGF receptor inhibition, and to promote an increase in invasion and metastases. Consistent with this, treatment of HCC patients with sorafenib can result in increases in tumor MET expression. These findings provide a strong parallel with the RCC setting, where high levels of MET expression and activation are also associated with poor prognosis and resistance to and escape from first-line treatment with VEGF receptor inhibitors.

We believe that targeting both MET and VEGF receptors with cabozantinib in HCC may provide benefit in second-line HCC by maintaining VEGF receptor inhibition while also targeting MET, which is thought to be a key oncogenic and resistance pathway. In an initial test of this hypothesis, a cohort of HCC patients, including a subset whose disease had progressed despite prior sorafenib treatment, was enrolled in our phase 2 randomized discontinuation study, or RDT. Based on the encouraging data that emerged from this trial, we launched CELESTIAL, our phase 3 pivotal trial comparing cabozantinib to placebo in patients with advanced HCC who had received previous treatment with sorafenib. We anticipate top-line results from CELESTIAL in 2017.
•Developing Cabozantinib in Other Indications by Leveraging External Resources.
In an effort to broadly survey the activity of cabozantinib both as a single agent and in combination with other therapies, we have engaged in a CRADA with NCI-CTEP and an IST program. This approach has enabled us to investigate cabozantinib for the treatment of a wide variety of cancer indications in over 45 ongoing or planned clinical trials. In this manner, we engage with leading clinicians in the United States and internationally to expand our collective understanding of cabozantinib’s potential, while conserving our internal resources for late stage trials based on the signals that may emerge from these earlier trials. We believe this staged approach to building cabozantinib’s value with a far lesser upfront expenditure of funds has been rational and cost-effective. We expect results this year from several clinical studies being conducted under our collaboration with NCI-CTEP, including a phase 2 trial comparing cabozantinib to sunitinib in the first-line treatment of intermediate or poor risk RCC patients, a phase 1b trial of cabozantinib plus nivolumab alone, or in combination with ipilimumab, in patients with genitourinary tumors, including bladder cancer and RCC and a phase 2 trial evaluating single agent cabozantinib in recurrent endometrial cancer.

•	Continuing to Execute Successfully on the COMETRIQ commercialization plan for MTC.
As COMETRIQ, cabozantinib is an important treatment option for patients suffering from progressive, metastatic MTC. Although this patient population is relatively small, the COMETRIQ opportunity in MTC has afforded us valuable commercialization experience, and revenue from COMETRIQ sales contributes to the working capital we require to operate our day-to-day business activities. We therefore intend to continue to execute on our COMETRIQ commercialization plans in the U.S. and internationally, with our collaboration partner, Ipsen, by promoting this medicine’s use appropriately and ensuring that patients have access.
Beyond our efforts for cabozantinib, we are working with our corporate partners under the terms of our various collaboration agreements to realize the potential value of the compounds and programs we have out-licensed to them. In the aggregate, these partnered compounds could be of significant value to us if their development programs progress successfully. For additional information regarding our work with our corporate partners, please see the section entitled Collaborations.

Cabozantinib Development Program
Cabozantinib inhibits the activity of tyrosine kinases, including VEGF receptors, MET, AXL and RET. These receptor tyrosine kinases are involved in both normal cellular function and in pathologic processes such as oncogenesis, metastasis, tumor angiogenesis, and maintenance of the tumor microenvironment. We are evaluating cabozantinib in a broad development program comprising over 45 ongoing or planned clinical trials across multiple indications. We are the sponsor of some of those trials, including our two pivotal studies in advanced RCC and HCC, with the remaining trials being conducted through our CRADA with NCI-CTEP or our IST program. Based on the widespread interest we observe among clinical oncologists in taking part in further investigation of cabozantinib, we believe the drug’s therapeutic profile continues to be attractive to this community as a potential improvement over existing therapies for many types of cancer.
RCC
In July 2015, we announced positive results of METEOR, a phase 3 pivotal trial comparing cabozantinib in a tablet formulation to everolimus in patients with advanced RCC who have experienced disease progression following treatment with at least one prior VEGF receptor inhibitor. The METEOR results now offer us the potential opportunity to commercialize cabozantinib in a market with a significantly larger patient population than that for MTC. We have expanded our medical affairs and commercial capabilities so that we are in a position to execute successfully on the potential RCC opportunity, while continuing to build a foundation that will permit us to take advantage of potential future approved indications for cabozantinib.
METEOR was initiated in May 2013. The trial was designed to enroll 650 patients at approximately 200 sites. Patients were stratified based on the number of prior VEGF receptor inhibitors received, and on commonly applied RCC risk criteria. Patients were randomized 1:1 to receive 60 mg of cabozantinib daily or 10 mg of everolimus daily, and no cross-over was allowed between the study arms. The METEOR trial was designed to provide adequate power to assess both the primary endpoint of PFS, and the secondary endpoint of OS. The trial protocol specified that the primary analysis of PFS would be conducted among the first 375 patients randomized while the secondary endpoint of OS would be conducted among all 650 patients randomized. This design was employed to ensure sufficient follow up and a PFS profile that would not be primarily weighted toward early events. Such disproportionate weighting of events was a potential risk if the entire study population required for the secondary endpoint analysis of OS had also served as the population for the primary analysis of PFS. On September 26, 2015, The New England Journal of Medicine published the complete, detailed positive top-line results from the primary analysis of METEOR, and these results were also presented during the Presidential Session I at the European Cancer Congress 2015. The trial met its primary endpoint, demonstrating a statistically significant increase in PFS for cabozantinib, as determined by an independent radiology review committee, or IRRC, among the first 375 patients enrolled. The median PFS was 7.4 months for the cabozantinib arm versus 3.8 months for the everolimus arm, and the hazard ratio [HR] was 0.58 (95% confidence interval [CI] 0.45-0.75, p<001), corresponding to a 42% reduction in the rate of disease progression or death for cabozantinib compared to everolimus. The trial also showed a strong positive trend for the secondary endpoint of OS, although at the time of the July 2015 interim analysis, the p-value to achieve statistical significance was not reached. On February 1, 2016, we announced that in a second interim analysis for OS, the results showed a highly statistically significant and clinically meaningful increase in OS for patients randomized to cabozantinib as compared to everolimus.
In January 2016, an analysis of PFS among all 658 patients enrolled was presented at the 2016 Genitourinary Cancers Symposium, and revealed consistent results with the primary analysis showing a median PFS of 7.4 months for the cabozantinib arm versus 3.9 months for the everolimus arm, and a HR of 0.52 (95% CI 0.43-0.64, p<0.001), corresponding to a 48% reduction in the rate of disease progression or death for cabozantinib as compared to everolimus. In addition, subgroup analyses for PFS showed consistent beneficial effect of cabozantinib versus everolimus; subgroups included: ECOG performance status; commonly applied RCC risk groups as described by Motzer et al.; organ involvement, including bone and visceral metastases and overall tumor burden; extent and type of prior VEGF receptor inhibitor therapy; and prior PD-1/PD-L1 therapy. For patients without prior PD-1/PD-L1 therapy, median PFS was 7.4 months for cabozantinib and 3.9 months for everolimus (HR = 0.54, 95% CI 0.44-0.66). For patients who had received prior PD-1/PD-L1 therapy, the median PFS for cabozantinib was not reached, and the median PFS for everolimus was 4.1 months (HR = 0.22, 95% CI 0.07-0.65). Subgroup analyses for ORR also showed consistent benefit for cabozantinib as compared to everolimus. A review of adverse events, or AEs, demonstrated that the frequency of AEs of any grade regardless of causality was approximately balanced between study arms, and the rate of treatment discontinuation due to adverse events was 9% and 10% for cabozantinib and everolimus, respectively.
On the basis of the data from the METEOR trial, we completed the submission of our rolling NDA with the FDA in December 2015, and on January 27, 2016, the FDA granted priority review to the NDA, with a PDUFA action date of June 22, 2016. The FDA previously granted both Breakthrough Therapy and Fast Track designations to cabozantinib for the treatment of patients with advanced RCC who have received one prior therapy. In January 2016, the EMA accepted for review our MAA for cabozantinib as a treatment for patients with advanced RCC who have received one prior therapy. The EMA’s Committee for

Medicinal Products for Human Use previously granted accelerated assessment to cabozantinib for RCC, and as a result, our MAA will be eligible for accelerated review.
We have designed our commercial and medical affairs organizations and strategic commercial approach to maintain flexibility in response to market opportunities. In the United States, we have increased our sales, marketing, medical affairs and distribution capabilities and we are now ready, from a staffing perspective, to launch cabozantinib for the treatment of patients with advanced RCC. Internationally, our collaboration with Ipsen provides us with the ability to capitalize on cabozantinib’s international clinical and commercial potential.
HCC
The most advanced clinical program for cabozantinib beyond progressive, metastatic MTC and advanced RCC is focused on the treatment of advanced HCC. Based on the encouraging data that emerged from a cohort of HCC patients treated with cabozantinib in our phase 2 RDT, we launched CELESTIAL, our phase 3 pivotal trial comparing cabozantinib to placebo in patients with advanced HCC who had received previous treatment with sorafenib. The trial is designed to enroll 760 patients at approximately 200 sites. Patients are being randomized 2:1 to receive 60 mg of cabozantinib daily or placebo. The primary endpoint for CELESTIAL is OS, and the secondary endpoints include ORR and PFS. We anticipate top-line results from CELESTIAL in 2017.
Trials Conducted through our CRADA with NCI-CTEP and our IST Program
We have initiated or are evaluating the initiation of pivotal trials exploring cabozantinib’s potential in other tumor types, based on our belief that these investigations will increase the value of the cabozantinib asset, spread the development and commercialization risk for cabozantinib across multiple opportunities, and eventually enhance future revenue growth. Our CRADA with NCI-CTEP, which commenced in November 2011, and our IST program initiated in October 2010 have enabled us to expand the cabozantinib development program beyond our internal development efforts. We intend to continue to expand the cabozantinib development program based on encouraging interim data that emerge from these programs, in addition to data that have emerged from our phase 2 RDT. Objective tumor responses have been observed in patients treated with cabozantinib in more than 20 individual tumor types investigated in phase 1 and 2 clinical trials to date, reflecting the medicine’s broad clinical potential. In addition, we have observed resolution of metastatic bone lesions on bone scan in patients with metastatic castration-resistant prostate cancer, or mCRPC, metastatic breast cancer or melanoma in the RDT, in patients with RCC or differentiated thyroid cancer in a phase 1 clinical trial, and in patients with bladder cancer in an NCI-CTEP-sponsored phase 2 clinical trial.
To support the future development of cabozantinib, our Medical Affairs department is responsible for responding to unsolicited physician inquiries with appropriate scientific and medical education and information, supporting scientific presentations and publications, and overseeing the IST process. Our IST program helps us to continue to evaluate cabozantinib across a broad range of tumor types, including non-small cell lung cancer, or NSCLC, bladder cancer, melanoma, breast cancer, differentiated thyroid cancer and others, to support further prioritization of our clinical and commercial options.
NSCLC
In November 2014, we announced positive top-line results from a randomized phase 2 trial of cabozantinib and erlotinib alone or in combination as second- or third-line therapy in patients with stage IV EGFR wild-type NSCLC. This trial (Study E1512) is sponsored through our CRADA with NCI-CTEP. Study E1512 was designed and is being conducted by the ECOG-ACRIN Cancer Research Group. Study E1512 enrolled 125 patients with EGFR wild-type metastatic NSCLC who had received at least one or two prior chemotherapy regimens; of these, 113 patients were evaluable for efficacy and 118 patients were evaluable for safety. Patients were randomized 1:1:1 to receive erlotinib (150 mg daily), cabozantinib (60 mg daily), or the combination of erlotinib plus cabozantinib (150 mg plus 40 mg daily).
On May 31, 2015, positive results from this trial were reported at the American Society of Clinical Oncology, or ASCO, 2015 Congress. The study met its primary endpoint, demonstrating significant increases in PFS for cabozantinib and the combination of cabozantinib plus erlotinib when individually compared to the erlotinib arm. The median PFS for the combination of cabozantinib and erlotinib was 4.7 months versus 1.9 months for erlotinib alone, a more than two-fold increase that corresponds to a 65% reduction in the risk of disease worsening (HR=0.35, 80% CI 0.23-0.52, p=0.0005). The median PFS for cabozantinib monotherapy was 4.2 months versus 1.9 months for erlotinib alone, and the HR was 0.38 (80% CI 0.27-0.55, p=0.0004), corresponding to a 62% reduction in the rate of disease worsening. OS was a secondary endpoint of the trial. Median OS was 13.3 months for the combination of cabozantinib and erlotinib, and 9.2 months for cabozantinib alone, as compared to 4.1 months for erlotinib alone. When individually compared to the erlotinib arm, HR for OS was 0.44 (p=0.004), corresponding to a 56% reduction in the rate of death for the combination of cabozantinib plus erlotinib, and 0.59 (p=0.03), corresponding to a 41% reduction in the rate of death for the cabozantinib monotherapy arm. ORR, another secondary endpoint, was 8% for the combination arm (2 partial responses [PR]), 14% (4 PRs) for the cabozantinib monotherapy arm, and 3% (1 PR) for the erlotinib arm. Stable disease as a best response was observed in 47% of patients in the combination arm and 42% in the cabozantinib monotherapy arm, compared with 17% in the erlotinib arm. One hundred and eighteen patients were evaluable for safety. The most common treatment-related adverse events, or AEs, grade 3 or higher, for the combination arm (n=39) were: diarrhea (27%), fatigue (15%), and syncope (8%). For the cabozantinib monotherapy arm, the most common AEs, grade 3 or higher, were: hypertension (26%), fatigue (15%), mucositis (10%) and thromboembolic events (8%). The most common AEs, grade 3 or higher, for the erlotinib arm were fatigue (12%) and diarrhea (8%). Overall, the rate of grade 3 or higher adverse events was 72% in the combination arm and 67% in the cabozantinib monotherapy arm, compared with the erlotinib arm (35%).
Informed by these clinical results, we are actively working with clinical collaborators to explore cabozantinib’s further development in NSCLC, including potential combination approaches with immune-oncology agents.
Other Cancer Indications
Clinical trials approved to date under the CRADA include the following:

•
Phase 2 or phase 1/2 clinical trials to help prioritize future pivotal trials of cabozantinib in disease settings where there is substantial unmet medical need and in which cabozantinib has previously demonstrated clinical activity, consisting of randomized phase 2 clinical trials in first line RCC (CABOSUN), ocular melanoma, prostate cancer and second/third line EGFR-wt NSCLC;

•
Additional phase 2 or phase 1/2 clinical trials to explore cabozantinib’s potential utility in other tumor types, including endometrial cancer, bladder cancer, sarcomas, NSCLC (EGFR-activating mutation positive), differentiated thyroid cancer, triple-negative breast cancer, hormone-receptor-positive breast cancer, cutaneous melanoma (molecularly selected patients), pancreatic neuroendocrine and carcinoid tumors. Positive results in these indications could lead to further study in randomized phase 2 or phase 3 clinical trials; and

•
Additional phase 1 clinical trials to further evaluate cabozantinib, consisting of a combination trial of cabozantinib and immune-oncology agents (nivolumab with or without ipilumumab) in genitourinary tumors, a trial to evaluate the safety and pharmacokinetics of cabozantinib in pediatric patients, and a trial of cabozantinib in patients with advanced solid tumors and human immunodeficiency virus.

Commencement of each of the proposed trials approved under the CRADA is subject to protocol development and satisfaction of certain other conditions. The proposed trials approved under the CRADA will be conducted under an investigational new drug, or IND, application held by NCI-CTEP. We believe our CRADA reflects a major commitment by NCI-CTEP to support the broad exploration of cabozantinib’s potential in a wide variety of cancers, each representing a substantial unmet medical need. NCI-CTEP provides funding for as many as 20 active clinical trials each year for a five-year period. We believe the agreement will enable us to broadly expand the cabozantinib development program in a cost-efficient manner.
We expect results this year from the following clinical studies being conducted under our collaboration with NCI-CTEP:

•
CABOSUN, the randomized phase 2 trial comparing cabozantinib to sunitinib in the treatment of intermediate or poor risk first-line RCC patients, which completed enrollment in early 2015 and is being conducted by The Alliance for Clinical Trials in Oncology;

•	A phase 1b trial of cabozantinib plus nivolumab alone, or in combination with ipilimumab, in patients with genitourinary tumors, including bladder cancer and RCC; and

•	A phase 2 trial evaluating single agent cabozantinib in recurrent endometrial cancer.
Cabozantinib is also being evaluated in a variety of indications under our IST program. Patients have enrolled in 28 trials, 18 of which are currently accruing patients. An additional study is expected to initiate accrual soon.

COMETRIQ (cabozantinib) capsules for MTC
MTC is a rare form of thyroid cancer. We currently estimate that there are between 500 and 700 first and second line metastatic MTC patients diagnosed in the United States each year who will be eligible for COMETRIQ. Following FDA approval on November 29, 2012, COMETRIQ capsules became commercially available in the United States in January 2013. In March 2014, the European Commission granted COMETRIQ conditional marketing authorization for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC.
EXAM Pivotal Trial
COMETRIQ’s safety and efficacy were assessed in an international, multi-center, randomized double-blinded controlled trial of 330 patients with progressive, metastatic MTC, known as EXAM (Efficacy of XL184 (Cabozantinib) in Advanced Medullary Thyroid Cancer). Patients were required to have evidence of actively progressive disease within 14 months prior to study entry. This assessment was performed by an IRRC, in 89% of patients and by the treating physicians in 11% of patients. Patients were randomized 2:1 to receive COMETRIQ 140 mg (n = 219) or placebo (n = 111) orally, once daily until disease progression determined by the treating physician or until intolerable toxicity. Randomization was stratified by age (≤ 65 years vs. > 65 years) and prior use of a TKI. No cross-over was allowed at the time of progression. The primary endpoint was to compare PFS in patients receiving COMETRIQ versus patients receiving placebo. Secondary endpoints included ORR and OS. The main efficacy outcome measures of PFS, ORR and response duration were based on IRRC-confirmed events using modified Response Evaluation Criteria in Solid Tumors (RECIST), which is a widely used set of rules that define when cancer patients improve (“respond”), stay the same (“stabilize”) or worsen (“progress”) during treatments.
EXAM served as the basis for the regulatory approval of COMETRIQ in the United States and European Union. A statistically significant prolongation in PFS was demonstrated among COMETRIQ-treated patients compared to those receiving placebo [HR 0.28 (95% CI: 0.19-0.40); p<0.0001], with median PFS of 11.2 months in the COMETRIQ arm and 4.0 months in the placebo arm. Partial responses were observed only among patients in the COMETRIQ arm (27% vs. 0%; p<0.0001). The median duration of objective response was 14.7 months (95% CI: 11.1-19.3) for patients treated with COMETRIQ. In November 2014, we announced completion of the OS analysis, the secondary endpoint of the study. Consistent with an earlier interim analysis, there was no statistically significant difference in OS between the treatment arms. The median OS was 26.6 months for the COMETRQ arm and 21.1 months for the placebo arm (HR = 0.85; 95% CI 0.64-1.12; p = 0.2409). The subgroup analysis by RET M918T mutation status, a known negative prognostic factor in MTC, revealed a large improvement in OS of 25.4 months for COMETRIQ-treated patients positive for the RET M918T mutation; the median OS was 44.3 months for the COMETRIQ arm and 18.9 months for the placebo arm (HR = 0.60; 95% CI 0.38-0.95; p = 0.026, not adjusted for multiple subgroup testing). We presented the final results at the ASCO 2015 Congress and submitted the results to regulatory authorities to satisfy post-marketing commitments.
Post-marketing Commitments
In connection with the approval of COMETRIQ for the treatment of progressive, metastatic MTC, we are subject to the following post-marketing requirements:

•	A clinical study comparing a lower dose of COMETRIQ with the labeled dose of 140 mg. This study is evaluating safety and PFS in progressive, metastatic MTC patients.

•	Submission of the OS analysis from the EXAM study (see above).

•
Two clinical pharmacology studies assessing the pharmacokinetics of COMETRIQ, one to address the effect of administering COMETRIQ in conjunction with agents that increase gastric pH such as proton pump inhibitors, and the other study to assess the pharmacokinetics of COMETRIQ in patients with hepatic impairment. Both studies have been completed.

•
Four non-clinical studies to further assess the carcinogenicity, mutagenicity and teratogenicity of COMETRIQ. The mutagenicity and teratogenicity studies and one of the two carcinogenicity studies have been completed.

Commercialization
We market COMETRIQ in the United States using an internal commercial team.
To help ensure that all eligible progressive, metastatic MTC patients have appropriate access to COMETRIQ, we have established a comprehensive reimbursement and support program called Exelixis Access Services. Through Exelixis Access Services, we: provide co-pay assistance to qualified, commercially insured patients to help minimize out-of-pocket costs; provide free drug to uninsured patients who meet certain clinical and financial criteria; and make contributions to an independent co-pay assistance charity to help patients who do not qualify for our co-pay assistance program. In addition, Exelixis Access Services is designed to provide comprehensive reimbursement support services, such as prior authorization support, benefits investigation and, if needed, appeals support. COMETRIQ is distributed in the United States exclusively through Diplomat Specialty Pharmacy, an independent specialty pharmacy that allows for efficient delivery of the medication by mail directly to patients.
To respond to external inquiries regarding the appropriate clinical use of COMETRIQ, our Medical Affairs department is responsible for responding to physician inquiries with regularly updated and well-substantiated scientific, medical education and information.
COMETRIQ in the European Union
In February 2009, COMETRIQ received orphan drug designation in the European Union from the Committee for Orphan Medicinal Products for the treatment of MTC. The European Commission granted COMETRIQ conditional approval for the treatment of adult patients with progressive, unresectable, locally advanced or metastatic MTC in March 2014.
During 2013, we entered into an agreement with Swedish Orphan Biovitrum, or Sobi, to support the distribution and commercialization of COMETRIQ for the approved MTC indication primarily in the European Union, Switzerland, Norway, Russia and Turkey, and potentially other countries in the event that COMETRIQ is approved for commercial sale in such jurisdictions. In January 2015, the parties amended and restructured their agreement, which was due to expire on December 31, 2015, extending its term to December 31, 2019. The agreement remains limited to the approved MTC indication in the indicated territories, and we continue to maintain commercial rights for all other potential cabozantinib oncology indications on a global basis. Under the amended terms, however, our payments to Sobi transitioned from fixed fees paid by Exelixis to Sobi to support initial build out of the COMETRIQ European infrastructure to a sales margin-based approach.
The terms of our commercialization agreement with Sobi provide us with the ability to terminate the agreement at will upon payment of certain pre-determined termination fees. In connection with the establishment of our collaboration with Ipsen, we intend to provide Sobi with notice of termination and following a transition period, Ipsen will become responsible for the continued distribution and commercialization of COMETRIQ for the approved MTC indication in territories currently supported by Sobi and potentially other countries in the event that COMETRIQ is approved for commercial sale in such territories.
Named Patient Use Program
Through our agreement with Sobi, we established the infrastructure to make COMETRIQ available upon request under a named patient use, or NPU, program in countries of the European Union and in other regions outside of the United States where it is not yet commercially approved. An NPU program provides access to drugs unapproved in that country, but approved elsewhere, for a single patient or a group of patients in a particular country.
Following a transition period our NPU program will be transferred to Ipsen.
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
In November 2014, we announced positive preliminary results from this phase 1 trial, which evaluated the safety and activity of XL888 in combination with vemurafenib in patients with unresectable stage III/IV BRAF V600 mutation-positive melanoma. The primary endpoint of the trial was to determine the safety and tolerability of the combination, including determination of a maximum tolerated dose, or MTD, for XL888. Secondary endpoints included objective response rate (RECIST-1 criteria), estimates of PFS and OS, and analysis of pharmacodynamic biomarkers. The trial had enrolled fifteen subjects, and at the time of data cut-off, objective tumor regression was observed in 11 of 12 response-evaluable patients (two complete responses and nine partial responses), for an objective response rate of 92%. Safety data for the combination identified tolerable dose levels of XL888 with full dose vemurafenib.
Based on these results, as well as findings from coBRIM, the phase 3 pivotal trial of cobimetinib, an Exelixis-discovered MEK inhibitor, and vemurafenib in previously untreated metastatic melanoma patients with a BRAF V600E or V600K mutation, investigators at the Moffitt Cancer Center plan to initiate a phase 1b IST of the triple combination of vemurafenib, cobimetinib, and XL888 in a similar patient population.

Collaborations
Cabozantinib Collaboration
On February 29, 2016, we entered into a collaboration and license agreement with Ipsen for the commercialization and further development of cabozantinib. Pursuant to the terms of this agreement, Ipsen will have exclusive commercialization rights for current and potential future cabozantinib indications outside of the United States, Canada and Japan. The companies have agreed to collaborate on the development of cabozantinib for current and potential future indications.
The parties’ efforts will be governed through a joint steering committee and appropriate subcommittees established to guide and oversee the collaboration’s operation and strategic direction; provided, however, that we will retain final decision-making authority with respect to cabozantinib’s ongoing development. The agreement anticipates the transfer to Ipsen of sponsorship of our MAA for cabozantinib in RCC, currently on file with the EMA. It also anticipates transfer of Marketing Authorization Holder status for COMETRIQ for the MTC indication approved in the European Union to Ipsen and the transition of rights regarding COMETRIQ outside the United States from Sobi, our current international partner for COMETRIQ, to Ipsen, in accordance with the terms of our agreement with Sobi.
In consideration for the exclusive license and other rights contained in the agreement, Ipsen will pay us an upfront payment of $200.0 million. We will be eligible to receive regulatory milestones, including a $60.0 million milestone payment upon approval of cabozantinib by the EMA in second-line RCC and milestone payments of $10.0 million upon the filing and $40.0 million upon the approval of cabozantinib in second-line HCC, as well as additional regulatory milestones payments for potential further indications. The agreement also provides that we will be eligible to receive payments of up to $545.0 million associated with potential commercial milestone payments, including two $10.0 million milestone payments upon the launch of the product in the first two of the following countries: Germany, France, Italy, Spain and the United Kingdom. Exelixis will also receive royalties on net sales of cabozantinib outside of the United States, Canada and Japan. We will receive a 2% royalty on the initial $50 million of net sales, and 12% royalty on the next $100 million of net sales. After this initial period, Exelixis will receive a tiered royalty of 22% to 26% on annual net sales. These tiers will reset each calendar year. Exelixis is responsible for funding cabozantinib related development costs for existing trials; development costs for potential future trials will be shared between the parties, with Ipsen to reimburse us for 35% of such costs. Pursuant to the terms of the agreement, we will remain responsible for the manufacture and supply of cabozantinib for all development and commercialization activities under the collaboration. As part of the collaboration, we entered into a supply agreement which provides that through the end of the second quarter of 2018, we will supply finished, labeled product to Ipsen for distribution in the territories outside of the United States, Canada and Japan, and from the end of the second quarter of 2018 forward, we will supply primary packaged bulk tablets to Ipsen.
Unless terminated earlier, the agreement has a term that continues, on a product-by-product and country-by-country basis, until the latter of (i) the expiration of patent claims related to cabozantinib, (ii) the expiration of regulatory exclusivity covering cabozantinib or (iii) ten years after the first commercial sale of cabozantinib, other than COMETRIQ. The agreement may be terminated for cause by either party based on uncured material breach by the other party, bankruptcy of the other party or for safety reasons. We may terminate the agreement if Ipsen challenges or opposes any patent covered by the agreement. Ipsen may terminate the agreement if the FDA or EMA orders or requires substantially all cabozantinib clinical trials to be terminated or if the EMA refuses to approve our MAA for cabozantinib in advanced RCC in such region. Ipsen also has the right to terminate the agreement on a region-by-region basis after the first commercial sale of cabozantinib in advanced RCC in the given region. Upon termination by either party, all licenses granted by us to Ipsen will automatically terminate, and, except in the event of a termination by Ipsen for our material breach, the licenses granted by Ipsen to us shall survive such termination and shall automatically become worldwide, or, if Ipsen terminated only for a particular region, then for the terminated region. Following termination by us for Ipsen’s material breach, or termination by Ipsen without cause or because we undergo a change of control by a party engaged in a competing program, Ipsen is prohibited from competing with us for a period of time.

Cobimetinib Collaboration
Our second most advanced asset is cobimetinib (GDC-0973/XL518) which we discovered. Cobimetinib is a potent, highly selective inhibitor of MEK, a kinase that is a component of the RAS/RAF/MEK/ERK pathway. This pathway mediates signaling downstream of growth factor receptors, and is prominently activated in a wide variety of human tumors. In December 2006, we out-licensed the development and commercialization of cobimetinib to Genentech pursuant to a worldwide collaboration agreement. The FDA approved cobimetinib in the United States under the brand name COTELLIC on November 10, 2015. It is indicated in combination with vemurafenib as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma. COTELLIC in combination with vemurafenib has also been approved in Switzerland, the European Union and Canada for use in the same indication.
Genentech paid upfront and milestone payments of $25.0 million in December 2006 and $15.0 million in January 2007 upon signing of the collaboration agreement and with the submission of the IND application for cobimetinib. Under the terms of the agreement, we were responsible for developing cobimetinib through the determination of the maximum-tolerated dose, or MTD in a phase 1 clinical trial, and Genentech had the option to co-develop cobimetinib, which Genentech could exercise after receipt of certain phase 1 data from us. In March 2008, Genentech exercised its option to co-develop cobimetinib, triggering a payment to us of $3.0 million. In March 2009, we granted to Genentech an exclusive worldwide revenue-bearing license to cobimetinib, at which point Genentech became responsible for completing the phase 1 clinical trial and subsequent clinical development. We received an additional $7.0 million payment in March 2010.
In July 2014, we announced positive top-line results from coBRIM, the phase 3 pivotal trial conducted by Genentech evaluating cobimetinib in combination with vemurafenib in previously untreated patients with unresectable locally advanced or metastatic melanoma harboring a BRAF V600E or V600K mutation. Data were subsequently presented at European Society for Medical Oncology in September 2014. The trial met its primary endpoint of demonstrating a statistically significant increase in investigator-determined PFS. The median PFS was 9.9 months for the combination of cobimetinib and vemurafenib versus 6.2 months for vemurafenib alone (HR=0.51, 95 percent CI 0.39-0.68; p<0.0001), demonstrating the combination reduced the risk of the disease worsening by half (49 percent). The median PFS as established by an IRRC, a secondary endpoint, was 11.3 months for the combination arm compared to 6.0 months for the control arm (HR=0.60, 95 percent CI 0.45-0.79; p=0.0003). Objective response rate, another secondary endpoint, was 68% for the combination versus 45% for vemurafenib alone (p<0.0001). Updated results for PFS and ORR from coBRIM were presented at the 2015 Annual Meeting of the ASCO and showed a median PFS of 12.3 months for vemurafenib plus cobimetinib versus 7.2 months for vemurafenib alone (HR=0.58, 95 percent CI 0.46-0.72) and an ORR of 70% for the combination of vemurafenib and cobimetinib versus 50% for vemurafenib alone. In November 2015, we announced that the coBRIM trial also met its OS secondary endpoint, demonstrating a statistically significant increase in OS for the combination of cobimetinib and vemurafenib compared to vemurafenib monotherapy. The median OS was 22.3 months for the combination of cobimetinib and vemurafenib versus 17.4 months for vemurafenib alone, corresponding to a 30% reduction in the rate of death for the combination as compared to vemurafenib alone (HR=0.70, 95 percent CI 0.55-0.90, p= 0.005). The safety profile of the combination was consistent with that observed in a previous study.
coBRIM served as the basis for the regulatory approval of COTELLIC in combination with vemurafenib as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma in the United States, Switzerland, the European Union and Canada.
In addition to the coBRIM trial, additional Phase 1 and Phase 2 clinical trials are ongoing studying the combination of cobimetinib with a variety of agents in multiple tumor types. These include:

•	The combination of cobimetinib and vemuarfenib in additional melanoma patient populations and settings;

•	A phase 2 trial of cobimetinib in combination with paclitaxel in triple negative breast cancer; and

•
Phase 1 studies of cobimetinib in combination with atezolizumab in melanoma, NSCLC and colorectal cancer, in combination with MEHD7945A in KRAS mutant solid tumors including NSCLC and colorectal cancer and in combination with GDC-0994 in advanced metastatic solid tumors.

A complete listing of all ongoing trials can be found at www.clinicaltrials.gov.
Under the terms of our collaboration agreement with Genentech for cobimetinib, we are entitled to a share of U.S. profits and losses for cobimetinib. The profit share has multiple tiers: we are entitled to 50% of profits and losses from the first $200 million of U.S. actual sales, decreasing to 30% of profits and losses from U.S. actual sales in excess of $400 million. We are entitled to low double-digit royalties on ex-U.S. net sales. In November 2013, we exercised an option under the collaboration agreement to co-promote in the United States, if commercialized. Following the approval of COTELLIC in the

United States in November 2015, we began fielding 25% of the sales force promoting COTELLIC in combination with vemurafenib as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma.
We believe that cobimetinib has the potential to provide us with a second meaningful source of revenue. Our objective, therefore, is to continue to work with Genentech on the execution of the U.S. COTELLIC commercial plan and maximize the revenue potential of cobimetinib under our collaboration with Genentech. We have accrued for our COTELLIC expense obligations under the collaboration agreement, but are in discussions with Genentech over the level and type of expenses that have been allocated to COTELLIC under the collaboration.
Other Collaborations
We have established collaborations with other leading pharmaceutical and biotechnology companies, including, Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Sanofi, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo Company Limited, or Daiichi Sankyo, for various compounds and programs in our portfolio. Pursuant to these collaborations, we have fully out-licensed compounds or programs to a partner for further development and commercialization. We have no further development cost obligations under our collaborations and may be entitled to receive milestones and royalties, or in the case of cobimetinib, a share of profits (or losses) from commercialization.
With respect to our partnered compounds, other than cabozantinib and cobimetinib, we are eligible to receive potential contingent payments totaling approximately $2.3 billion in the aggregate on a non-risk adjusted basis, of which 10% are related to clinical development milestones, 42% are related to regulatory milestones and 48% are related to commercial milestones, all to be achieved by the various licensees, which may not be paid, if at all, until certain conditions are met.
Bristol-Myers Squibb - ROR Collaboration Agreement
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
Bristol-Myers Squibb - LXR Collaboration
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
Under the license agreement, Sanofi received a worldwide exclusive license to SAR245408 (XL147) and SAR245409 (XL765), which are in phase 1, phase 1b/2 or phase 2 clinical trials, and has sole responsibility, including funding, for all subsequent clinical, regulatory, commercial and manufacturing activities. We will be eligible to receive contingent payments associated with development, regulatory and commercial milestones under the license agreement of $745.0 million in the aggregate, as well as royalties on sales of any products commercialized under the license. Sanofi may, upon certain prior notice to us, terminate the license as to products containing SAR245408 (XL147) and SAR245409 (XL765). In the event of such termination election, Sanofi’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms, conditions and potential payment obligations, licenses from Sanofi to research, develop and commercialize such products.
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
Merck paid us an upfront cash payment of $12.0 million in January 2012 in connection with the agreement. We will be eligible to receive payments associated with the successful achievement of potential development and regulatory milestones for multiple indications of up to $239.0 million. We will also be eligible to receive payments for combined sales performance milestones of up to $375.0 million and royalties on net-sales of products emerging from the agreement. Contingent payments associated with milestones achieved by Merck and royalties are payable on compounds emerging from our PI3K-d program or from certain compounds that arise from Merck’s internal discovery efforts targeting PI3K-d during a certain period. In July 2015 we received a $3.0 million milestone payment from Merck in connection with Merck’s selection of a compound from our PI3K-d program to advance into clinical trials.
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
Daiichi Sankyo
In March 2006, we entered into a collaboration agreement with Daiichi Sankyo for the discovery, development and commercialization of novel therapies targeted against the mineralocorticoid receptor, or MR, a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic diseases. Under the terms of the agreement, we granted to Daiichi Sankyo an exclusive, worldwide license to certain intellectual property primarily relating to compounds that modulate MR, including CS-3150 (an isomer of XL550). Daiichi Sankyo is responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds and we do not have rights to reacquire such compounds, except as described below.
Daiichi Sankyo paid us a nonrefundable upfront payment in the amount of $20.0 million and was obligated to provide research and development funding of $3.8 million over a 15-month research term. In June 2007, our collaboration agreement with Daiichi Sankyo was amended to extend the research term by six months over which Daiichi Sankyo was required to provide $1.5 million in research and development funding. In November 2007, the parties decided not to further extend the research term. For each product from the collaboration, we are also entitled to receive payments upon attainment of pre-specified development, regulatory and commercialization milestones. In December 2010, we received a milestone payment of $5.0 million in connection with an IND filing made by Daiichi Sankyo for CS-3150 and, in August 2012, we received a milestone payment of $5.5 million in connection with the initiation of a phase 2 clinical trial for CS-3150. CS-3150 is currently the subject of Phase 2 trials for patients in Japan with hypertension, hypertension with renal impairment, and hypertension with diabetic nephropathy. We are eligible to receive additional development, regulatory and commercialization milestone payments of up to $145.0 million. In addition, we are also entitled to receive royalties on any sales of certain products commercialized under the collaboration. Daiichi Sankyo may terminate the agreement upon 90 days’ written notice in which case Daiichi Sankyo’s payment obligations would cease, its license relating to compounds that modulate MR would terminate and revert to us and we would receive, subject to certain terms and conditions, licenses from Daiichi Sankyo to research, develop and commercialize compounds, that were discovered under the collaboration.
Manufacturing and Distribution
We do not own or operate manufacturing or distribution facilities or resources for clinical or commercial production and distribution of COMETRIQ. Instead, we deploy internal resources to manage and oversee third parties working on our behalf under contract. These third parties manufacture raw materials, the active pharmaceutical ingredient, or API, and finished drug product for use in clinical studies and for commercial distribution. All manufacturing occurs at facilities that comply with FDA requirements and the requirements of regulatory agencies from the other jurisdictions where we have obtained approval or are seeking approval.
The suppliers of our clinical and commercial supplies are located in multiple countries. Raw materials are sourced from multiple third-party suppliers in Asia and North America. Contract manufacturers in Europe and North America then convert these raw materials into API for clinical and commercial purposes. We use different contract manufacturers to supply finished drug product for clinical purposes and for commercial purposes. We use a single third party logistics provider to handle shipping and warehousing of our commercial supply of COMETRIQ in the United States and a single specialty pharmacy to dispense COMETRIQ to patients in fulfillment of prescriptions. Should cabozantinib be approved by the FDA for advanced RCC, our warehousing and distribution model will expand appropriately for commercial supply of that larger market. Outside the U.S., we currently rely on Sobi, to distribute and commercialize COMETRIQ; however, following a transition period, the responsibility for distribution and commercialization of COMETRIQ, and for the COMETRIQ NPU program, will transfer to Ipsen under the terms of our collaboration.
We are confident in the reliability of this supply chain and intend to continue to rely upon it for the foreseeable future.

Government Regulation
The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, distribution, export, import, record keeping, approval, advertising and promotion of our products.
The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	preclinical laboratory and animal tests that must be conducted in accordance with Good Laboratory Practices;

•	submission of an IND, which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug candidate for its intended use;

•	pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with Good Manufacturing Practices, or GMP, and Good Clinical Practices, or GCP; and

•	FDA approval of a NDA for commercial marketing, or of an NDA supplement, for approval of a new indication if the product is already approved for another indication.
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
The United States Orphan Drug Act promotes the development of products that demonstrate promise for the diagnosis and treatment of diseases or conditions that affect fewer than 200,000 people in the United States. Upon FDA receipt of Orphan Drug Designation, the sponsor is eligible for tax credits of up to 50% for qualified clinical trial expenses, the ability to apply for annual grant funding, waiver of PDUFA application fee, and upon approval, the potential for seven years of market exclusivity for the orphan-designated product for the orphan-designated indication.
The FDA has various programs, including Fast Track, priority review and accelerated approval, which are intended to expedite or simplify the process for developing and reviewing promising drugs, or to provide for the approval of a drug on the basis of a surrogate endpoint. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious or life-threatening diseases or conditions and fill unmet medical needs. Priority review is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months of NDA filing as compared to a standard review time of 10 months from NDA filing. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval provides for an earlier approval for a new drug that is intended to treat a serious or life-threatening disease or condition and that fills an unmet medical need based on a surrogate endpoint. As a condition of approval, the FDA may require that a sponsor of a product candidate receiving accelerated approval perform post-marketing clinical trials to confirm the clinically meaningful outcome as predicted by the surrogate marker trial. In addition to the Fast Track, accelerated approval and priority review programs, the FDA also designates Breakthrough Therapy status to drugs that are intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives: intensive guidance on an efficient drug development program; intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review; and rolling review.
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
In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the PPACA, created a federal requirement under the federal Open Payments program, that requires certain manufacturers to track and report to the Centers for Medicare and Medicaid Services, or CMS, annually certain payments and other transfers of value provided to physicians and teaching hospitals made in the previous calendar year. In addition, there are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.
For those marketed products which are covered in the United States by the Medicaid programs, we have various obligations, including government price reporting and rebate requirements, which generally require products be offered at substantial rebates/discounts to Medicaid and certain purchasers (including “covered entities” purchasing under the 340B Drug Discount Program). We are also required to discount such products to authorized users of the Federal Supply Schedule of the General Services Administration, under which additional laws and requirements apply. These programs require submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations, and the guidance governing such calculations is not always clear. Compliance with such requirements can require significant investment in personnel, systems and resources, but failure to properly calculate our prices, or offer required discounts or rebates could subject us to substantial penalties. One component of the rebate and discount calculations under the Medicaid and 340B programs, respectively, is the “additional rebate”, a complex calculation which is based, in part, on the rate at which a branded drug price increases over time more than the rate of inflation (based on the CPI-U). This comparison is based on the baseline pricing data for the first full quarter of sales associated with a branded drug’s NDA, and baseline data cannot generally be reset, even on transfer of the NDA to another manufacturer. This “additional rebate” calculation can, in some cases where price increase have been relatively high versus the first quarter of sales of the NDA, result in Medicaid rebates up to 100% of a drug’s “average manufacturer price” and 340B prices of one penny. Subject to the control of Directive 89/105/EEC, pricing and reimbursement in the EU/EEA is governed by national rules and policy and may vary from Member State to Member State.
Reimbursement
Sales of COMETRIQ, COTELLIC and any future products of ours will depend, in part, on the extent to which their costs will be covered by third-party payers, such as government health programs, commercial insurance and managed healthcare organizations. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Third-party payers may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. Moreover, a third-party payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Additionally, one third-party payer’s decision to cover a particular drug product does not ensure that other payers will also provide coverage for the drug product, or will provide coverage at an adequate reimbursement rate.
In the United States and other potentially significant markets for our products, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the United States and on country-specific and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.
The United States and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. There has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices over the course of 2015, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. There have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In the United States, the pharmaceutical industry has already been significantly affected by major legislative initiatives, including, for example, the PPACA. The PPACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business. The PPACA, compounded by the intense public scrutiny of drug pricing in the United States, is likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Other legislative changes have also been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to 2% per fiscal year, starting in 2013, and the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding. In the future, there will likely continue to be additional proposals relating to the reform of the United States healthcare system, some of which could further limit coverage and reimbursement of drug products, including our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
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
Competition for Cabozantinib
We believe that our ability to successfully compete will depend on, among other things:

•	efficacy, safety and reliability of cabozantinib;

•	timing and scope of regulatory approval;

•	the speed at which we develop cabozantinib for the treatment of additional tumor types beyond progressive, metastatic MTC;

•	our ability to complete preclinical testing and clinical development and obtain regulatory approvals for cabozantinib;

•	our ability to manufacture and sell commercial quantities of cabozantinib to the market;

•	our ability to successfully commercialize cabozantinib and secure coverage and adequate reimbursement in approved indications;

•	product acceptance by physicians and other health care providers;

•	skills of our employees and our ability to recruit and retain skilled employees;

•	protection of our intellectual property; and

•	the availability of substantial capital resources to fund development and commercialization activities.
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
The markets for which we intend to pursue regulatory approval of cabozantinib are highly competitive. We are aware of products in research or development by our competitors that are intended to treat all of the tumor types we are targeting, and should they demonstrate suitable clinical evidence, any of these products may compete with cabozantinib.
Should cabozantinib be approved for the treatment of advanced RCC as a result of positive results from the METEOR trial, its principal competition may include: Pfizer’s axitinib, sunitinib and temsirolimus; Novartis’ everolimus and pazopanib; Bristol-Myers Squibb’s nivolumab; Bayer’s and Onyx Pharmaceuticals’ sorafenib; Genentech’s bevacizumab; and Eisai’s lenvatinib. The potential for immediate competition from Bristol-Myers Squibb’s nivolumab is particularly significant. Nivolumab was approved for the treatment of advanced RCC on November 23, 2015, following a rapid review by the FDA. That approval was based in large part on the results of Bristol-Myers Squibb’s phase 3 trial comparing nivolumab to everolimus in patients who had received previous antiangiogenic therapy for advanced RCC (Checkmate 025), in which nivolumab met its primary endpoint of showing a statistically-significant improvement in OS over everolimus, a current standard of care for the treatment of second line RCC patients. Nivolumab failed to demonstrate a statistically-significant PFS benefit over everolimus. Nivolumab also demonstrated an acceptable safety profile and may be rapidly adopted by physicians for the treatment of advanced RCC.
Should cabozantinib be approved for the treatment of HCC, the other indication for which we have an ongoing phase 3 pivotal trial, its principal competition may include: Bayer’s and Onyx Pharmaceuticals’ sorafenib; Bayer’s regorafenib; ArQule’s tivantinib; Eisai’s lenvatinib; Bristol-Myers Squibb’s nivolumab; and Eli Lilly and Company’s ramucirumab.
The principal competing anti-cancer therapy to COMETRIQ in progressive, metastatic MTC is AstraZeneca’s RET, VEGFR and EGFR inhibitor vandetanib, approved by the FDA and the EMA for the treatment of symptomatic or progressive MTC in patients with unresectable, locally advanced, or metastatic disease. On October 21, 2015, AstraZeneca announced the global completion of the sale of vandetanib to Genzyme, a Sanofi company. We anticipate the potential for increased competition for COMETRIQ in progressive, metastatic MTC as a result of the consolidation of vandetanib into Genzyme’s endocrinology portfolio and the company’s rare disease expertise. In addition, COMETRIQ also faces competition as a treatment for progressive, metastatic MTC from off-label use of Bayer’s and Onyx Pharmaceuticals’ (a wholly-owned subsidiary of Amgen) multikinase inhibitor sorafenib, Pfizer’s multikinase inhibitor sunitinib, Ariad Pharmaceutical’s multikinase inhibitor ponatinib, Novartis’ multikinase inhibitor pazopanib, and Eisai’s multikinase inhibitor lenvatinib.
Examples of potential competition for cabozantinib in other cancer indications include: other VEGF pathway inhibitors, including Genentech’s bevacizumab; other RET inhibitors including Eisai’s lenvatinib and Ariad’s ponatinib; and other MET inhibitors, including Amgen’s AMG 208, Pfizer’s crizotinib, ArQule’s tivantinib, and Mirati’s MGCD265; and immunotherapies such as Bristol-Myers Squibb’s ipilimumab and nivolimab, Merck’s pembrolizumab and Genentech’s atezolizumab.
Competition for Cobimetinib
Cobimetinib’s principal competition amongst targeted agents may include: Novartis’ trametinib and dabrafenib, and Array’s encorafenib and binimetinib; and within the class of immunotherapies, Bristol-Myers Squibb’s ipilimumab and nivolumab and Merck’s pembrolizumab. The second category, immunotherapies, are of particular competitive importance vis-a-vis cobimetinib in advanced melanoma as they are already FDA approved in melanoma patient populations that overlap with those that may be eligible for cobimetinib, they have been rapidly incorporated into the National Comprehensive Cancer Network treatment guidelines, and they are viewed with a high degree of enthusiasm by physicians and key opinion leaders. Ongoing and future trials incorporating immune-oncology agents, including combination trials, may further impact usage of cobimetinib in melanoma and potentially in additional tumor types in which cobimetinib may ultimately gain approval.
Financial Information and Significant Customers
We operate as a single business segment and have operations primarily in the United States. In 2015, we derived 83% of our revenues from Diplomat Specialty Pharmacy, which is located in the United States. Information regarding total revenues, including geographic regions in which they are earned, net loss and total assets is set forth in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Research and development expenses were $96.4 million or the year ended December 31, 2015, compared to $189.1 million for the year ended December 31, 2014 and $178.8 million for the year ended December 31, 2013. Additional information about our research and development expenses in each of the last three fiscal years is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Cabozantinib is covered by an issued patent in the United States (U.S. Pat. No. 7,579,473) for the composition-of-matter of cabozantinib and pharmaceutical compositions thereof. Cabozantinib is also covered by an additional issued patent in the United States (covering certain methods of use) and also by an issued patent in Europe (covering cabozantinib’s composition-of-matter and certain methods of use) and an issued patent in Japan (covering cabozantinib composition-of-matter). These issued patents would normally expire in September 2024, but we have applied for patent term extension in the United States to extend the term to 2026, a Supplementary Protection Certificate in the Europe to extend the term to 2029 and a patent term extension in Japan to extend the term to 2029. Foreign counterparts of the issued United States and European patents are pending in Australia and Canada, which, if issued, are anticipated to expire in 2024. We have patent applications pending in the United States, the European Union, Australia, Japan and Canada covering certain synthetic methods related to making cabozantinib, which, if issued, are anticipated to expire in 2024. We have filed patent applications in the United States and other selected countries covering certain salts, polymorphs and formulations of cabozantinib that, if issued, are anticipated to expire in approximately 2030. We have filed several patent applications in the United States and other selected countries relating to combinations of cabozantinib with certain other anti-cancer agents that, if issued, are anticipated to expire in approximately 2030.
Cobimetinib is covered by an issued patent in the United States (U. S. Pat. No 7,803,839) for the composition of matter of cobimetinib and pharmaceutical compositions thereof. Cobimetinib is also covered by an additional issued patent in the United States (covering certain methods of use) and also by an issued patent in Europe (covering cobimetinib’s composition-of-matter and certain methods of use). These issued patents will expire October 5, 2026, subject to any available extensions. Foreign counterparts of the issued United States and European patents are issued or pending in Australia, Brazil, Canada, China, Colombia, the Eurasian Patent Organization, Georgia, Hong Kong, India, Indonesia, Israel, Japan, Mexico, Malaysia, New Zealand, Philippines, Singapore, South Africa, South Korea, and Ukraine. We have filed patent applications in the United States and other selected countries covering certain synthetic methods related to making cobimetinib, which if, issued, are anticipated to expire in approximately 2033. Cobimetinib is licensed to Genentech in the United States and to Roche outside of the United States.
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
Employees
As of December 31, 2015, we had 115 full-time employees worldwide, 19 of whom held Ph.D. and/or M.D. degrees, most of whom were engaged in full-time research and development activities. None of our employees are represented by a labor union, and we consider our employee relations to be good.
Corporate Information
We were incorporated in Delaware in November 1994 as Exelixis Pharmaceuticals, Inc. and changed our name to Exelixis, Inc. in February 2000. Our principal executive offices are located at 210 East Grand Ave., South San Francisco, California 94080. Our telephone number is (650) 837-7000. We maintain a site on the worldwide web at www.exelixis.com; however, information found on our website is not incorporated by reference into this report.
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

As of December 31, 2015, we had $253.3 million in cash and investments, which included $169.0 million available for operations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $2.7 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. Our capital requirements will depend on many factors including but not limited to:

•	the commercial success of COMETRIQ and the revenues we generate from that approved product;

•
the pace and progress of our current increase in sales, marketing, medical affairs and distribution capabilities in anticipation of obtaining FDA approval for cabozantinib for the potential treatment of advanced RCC patients;

•
the successful establishment of the distribution and commercialization network for COMETRIQ in the approved MTC indication and cabozantinib for the potential treatment of advanced RCC patients, as well as the achievement of stated regulatory and commercial milestones, under our collaboration with Ipsen;

•
the commercial success of COTELLIC and the calculation of our share of related profits and losses for the commercialization of COTELLIC in the U.S. and royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech;

•	the speed of a potential regulatory approval for cabozantinib for the treatment of advanced RCC and other indications;

•	future clinical trial results, notably the results from CELESTIAL, our phase 3 pivotal trial in patients with advanced HCC;

•
repayment of the Deerfield Notes (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Important to Understanding Our Financial Condition and Results of Operations - Deerfield Facility” for a description of these notes) which mature on July 1, 2018, subject to a requirement to make a mandatory prepayment in each of 2017 and 2018 equal to 15% of certain revenues from collaborative arrangements (other than intercompany arrangements) received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million;

•	our ability to repay the Deerfield Notes with our common stock, which we are only able to do under specified conditions;

•
repayment of our $287.5 million aggregate principal amount of the 4.25% Convertible Senior Subordinated Notes due 2019, or the 2019 Notes, (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Important to Understanding Our Financial Condition and Results of Operations - Convertible Senior Subordinated Notes” for a description of these notes), which mature on August 15, 2019, unless earlier converted, redeemed or repurchased;

•	repayment of our term loan from Silicon Valley Bank, which had an outstanding balance at December 31, 2015, of $80.0 million;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the cost of clinical drug supply for our clinical trials;

•	trends and developments in the pricing of oncologic therapeutics in the United States and abroad, especially in the EU;

•	scientific developments in the market for oncologic therapeutics and the timing of regulatory approvals for competing oncologic therapies; and

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights.
We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.
We have incurred net losses since inception through December 31, 2015, with the exception of the 2011 fiscal year. We anticipate net losses and negative operating cash flow for the foreseeable future. For the year ended December 31, 2015, we incurred a net loss of $169.7 million and as of December 31, 2015, we had an accumulated deficit of $1.9 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Excluding fiscal 2011, our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013, and from the commercial launch through December 31, 2015, we have generated $74.3 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research.
The amount of our net losses will depend, in part, on: the rate of growth, if any, in our sales of COMETRIQ; the level of sales of cabozantinib in the United States for the treatment of advanced RCC, if approved by the FDA for such indication; receipt of the upfront payment, achievement of clinical, regulatory and commercial milestones and the amount of royalties from sales of cabozantinib for the treatment of advanced RCC in the European Union and elsewhere, if approved for such indication under our collaboration with Ipsen; our share of the net profits and losses for the commercialization of COTELLIC in the U.S.; the amount of royalties from COTELLIC sales outside the U.S.; other license and contract revenues; and, the level of expenses primarily with respect to expanded commercialization activities for cabozantinib.
Our significant level of indebtedness could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.
We have significant indebtedness and substantial debt service requirements as a result of the Deerfield Notes, our loan and security agreement with Silicon Valley Bank and the 2019 Notes. As of December 31, 2015, our total consolidated indebtedness through maturity was $492.5 million (excluding trade payables). We may also incur additional indebtedness to meet future financing needs. If we incur additional indebtedness, it would increase our interest expense, leverage and operating and financial costs.
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
Most of our foreign expenses incurred are associated with establishing and conducting clinical trials for cabozantinib. The amount of these expenses will be impacted by fluctuations in the currencies of those countries in which we conduct clinical trials. Our agreements with the foreign sites that conduct such clinical trials generally provide that payments for the services provided will be calculated in the currency of that country, and converted into U.S. dollars using various exchange rates based upon when services are rendered or the timing of invoices. When the U.S. dollar weakens against foreign currencies, the U.S. dollar value of the foreign-currency denominated expense increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated expense decreases. Consequently, changes in exchange rates may affect our financial position and results of operations.
Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives.
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this report we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since December 31, 2015, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.

Risks Related to Cabozantinib and Cobimetinib
In the short-term, our prospects are critically dependent upon our ability to obtain regulatory approvals for cabozantinib in advanced RCC and then undertake a successful commercial launch of the product in the United States and European Union.
The success of our business is dependent upon the successful development and commercialization of cabozantinib. Of greatest short-term importance is the commercialization of cabozantinib for advanced RCC. On July 20, 2015, we announced that METEOR, a phase 3 pivotal trial comparing cabozantinib to everolimus in patients with advanced RCC who have experienced disease progression following treatment with at least one prior VEGFR TKI, met its primary endpoint of demonstrating a statistically significant increase in PFS for cabozantinib versus everolimus in the first 375 randomized patients as determined by an IRC. The trial also showed a positive trend for the secondary endpoint of OS, although at the time of the July 2015 interim analysis the p-value to achieve statistical significance was not reached. On February 1, 2016, we announced that in a second interim analysis of the entire study population of 658 patients, the results showed a highly statistically significant and clinically meaningful increase in OS for patients randomized to cabozantinib as compared to everolimus. In August 2015 the FDA granted Breakthrough Therapy Designation to cabozantinib as a potential treatment for RCC. Although we completed our regulatory filings in the United States for treatment of advanced RCC and the FDA has granted priority review for our filing and set a PDUFA action date of June 22, 2016, we cannot be certain that the FDA will ultimately approve cabozantinib for the treatment of previously treated patients with advanced RCC. If we are ultimately unsuccessful in obtaining FDA approval for cabozantinib for advanced RCC, we will not have the resources necessary to continue our business in its current form.
In addition, even if such approval is obtained, the commercial potential of cabozantinib for the treatment of advanced RCC remains subject to a variety of factors, including the perceived benefit/risk profile associated with cabozantinib as compared to everolimus, and the availability and benefit/risk profiles of competitive treatments. If cabozantinib is approved for the treatment of 2nd or later-line advanced RCC, its potential principal competition in this indication includes nivolumab, axitinib and everolimus, which are already approved in this indication, as well as other agents currently approved for 1st-line RCC including sunitinib, sorafenib, pazopanib, temsirolimus, and bevacizumab. Other agents being investigated in 2nd line advanced RCC, including Eisai’s lenvatinib, may also become competitive treatments if they are approved.
With respect to regulatory and commercialization activities for cabozantinib in the European Union and elsewhere internationally, in January 2016, our MAA for cabozantinib as a treatment for patients with advanced RCC who have received one prior therapy was accepted for review and granted accelerated assessment by the EMA. In February 2016, we entered into a collaboration with Ipsen to enable us to capitalize on the potential opportunity of cabozantinib in advanced RCC and potentially other indications, if approved by the EMA and elsewhere internationally outside of the U.S., Canada, and Japan. As a result, we now rely heavily upon Ipsen’s regulatory, commercial, medical affairs, and other expertise and resources. If Ipsen is unable to, or does not invest the resources necessary to, obtain regulatory approvals for cabozantinib in the European Union and elsewhere; and then, if Ipsen is not able to, or does not invest the resources necessary to, successfully commercialize cabozantinib in those international territories where it is approved, this will minimize our potential revenue under the collaboration agreement, thus resulting in harm to our business and operations.
Our longer-term prospects remain dependent on cabozantinib’s further clinical development and commercial success in additional indications beyond advanced RCC.

We are dedicating substantially all of our proprietary resources to developing cabozantinib into a broad and significant oncology franchise. Even assuming cabozantinib’s approval in the United States and European Union for the treatment of advanced RCC, our longer-term success remains contingent upon, among other things, successful clinical development, regulatory approval and market acceptance of cabozantinib in additional indications, such as advanced HCC, first-line RCC, NSCLC, and other forms of cancer. In 2014, the failure of COMET-1 and COMET-2, our two phase 3 pivotal trials of cabozantinib in mCRPC, to meet their respective primary endpoints negatively impacted our ability to achieve our development and commercialization goals for cabozantinib in prostate cancer. These failures demonstrate that cabozantinib will not likely be successful in all future clinical trials. Should we prove unsuccessful in the further development of cabozantinib beyond MTC or advanced RCC, our longer-term prospects, revenues and financial condition would be materially adversely affected. With top-line results from CELESTIAL, our phase 3 pivotal trial comparing cabozantinib to placebo in patients with advanced HCC, expected in 2017, the successful development of cabozantinib in advanced HCC is of increasing importance to our long-term success.

We are dependent on the successful commercialization and development of cobimetinib, and rely heavily on our partner, Genentech, for achieving that success.
Under the terms of our collaboration agreement with Genentech for the development and commercialization of cobimetinib, we depend upon Genentech’s strategic and tactical planning, decision-making, and execution with regard to the worldwide commercialization of cobimetinib. The collaboration agreement provides that we are entitled to an initial equal share of U.S. profits and losses for cobimetinib, with our share decreasing as sales increase. However, Genentech, and its parent, the Roche group, may not fund or otherwise resource and prioritize the commercialization of cobimetinib for the indication currently approved in the U.S., Switzerland, the European Union and Canada sufficient to achieve the product’s full commercial potential. Furthermore, expense allocations for COTELLIC, as determined by Genentech, and its parent, the Roche group, may exceed our estimated accruals. If we are unable to agree upon the level and type of expenses that have been allocated to COTELLIC under the collaboration, we may be forced to initiate a dispute in accordance with the terms of the collaboration. And, regardless of the level of Genentech’s investment in cobimetinib, the compound may not be accepted by physicians, patients, health care payers, such as Medicare and Medicaid, and the medical community.
We similarly rely heavily upon Genentech’s leadership and expertise to develop cobimetinib further. Any significant changes to Genentech’s business strategy and priorities, over which we have no control, could adversely affect Genentech’s willingness or ability to complete their obligations under our agreement and result in harm to our business and operations. Genentech has complete financial responsibility for cobimetinib’s development program and regulatory strategy, and we are not able to control the amount or timing of resources that Genentech will devote to the product. Of particular significance are Genentech’s development efforts with respect to the combination of cobimetinib with immuno-oncology agents, a promising and competitive area of clinical research. While Genentech is currently conducting a phase 1b clinical trial combining cobimetinib with the Genentech PD-L1 antibody (MPDL3280A), we are dependent on Genentech for all future development of cobimetinib in combination with MPDL3280A or any other immuno-oncology agents. Regardless of Genentech’s efforts toward the further development of cobimetinib, such additional clinical investigation may not provide positive results supporting product label expansions or approval in additional indications.
The commercial success of cabozantinib, as COMETRIQ capsules for MTC or if approved in a tablet formulation for additional indications in the future, will depend upon the degree of market acceptance for cabozantinib among physicians, patients, health care payers, and the medical community.
Our ability to commercialize cabozantinib, as COMETRIQ capsules for the approved MTC indication or if approved in a tablet formulation for advanced RCC or additional indications, will be highly dependent upon the extent to which cabozantinib gains market acceptance among physicians, patients, health care payers such as Medicare and Medicaid, and the medical community. If cabozantinib does not achieve an adequate level of acceptance, we may not generate significant future product revenues, and we may not become profitable. The degree of market acceptance of COMETRIQ and other cabozantinib products, if approved, will depend upon a number of factors, including:

•	the effectiveness, or perceived effectiveness, of cabozantinib in comparison to competing products;

•	the existence of any significant side effects of cabozantinib, as well as their severity in comparison to those of any competing products;

•	cabozantinib’s potential advantages or disadvantages in relation to alternative treatments;

•	the timing of market entry relative to competitive treatments;

•	indications for which cabozantinib is approved;

•	the ability to offer cabozantinib for sale at competitive prices;

•	relative convenience and ease of administration;

•	the strength of sales, marketing, medical affairs and distribution support; and

•	sufficient third-party coverage and reimbursement.
If we are unable to maintain or scale adequate sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to do so, we may be unable to commercialize cabozantinib successfully.
We have designed our commercial organization and strategic commercial approach to maintain flexibility in response to market opportunities. We are currently increasing our sales, marketing, medical affairs, and distribution capabilities in anticipation of obtaining FDA approval for cabozantinib for the treatment for patients with RCC who have received one prior therapy. We expect to be able to scale up our commercialization capabilities quickly if additional indications for cabozantinib are approved in the future, or to scale down, if necessary. Our ex-US distribution arrangements with Sobi are also right-sized for the European Union MTC opportunity and retain strategic flexibility. Overall, we believe the design of our commercial organization, and our strategic commercial approach, are efficient, taking advantage of outsourcing options where prudent to maximize the effectiveness of our commercial expenditures.
However, we believe the commercial opportunity for cabozantinib will grow over time, but we may not properly judge the requisite size, and experience of the commercialization team or the scale of distribution necessary to market and sell cabozantinib successfully. Maintaining sales, marketing, medical affairs, and distribution capabilities is expensive and time-consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of cabozantinib and could have an adverse impact on our results of operations. If we are unable to maintain adequate sales, marketing, medical affairs, and distribution capabilities, independently or with others, we may not be able to generate product revenues and our business may be adversely affected.
We currently rely on a single third party logistics provider to handle shipping and warehousing of our commercial supply of COMETRIQ and a single specialty pharmacy to dispense COMETRIQ to patients in fulfillment of prescriptions in the United States. Should cabozantinib be approved by the FDA for advanced RCC, we intend to expand our U.S. distribution and pharmacy channels appropriately. Outside the U.S., we currently rely on a third party, Sobi, to distribute and commercialize COMETRIQ for the MTC indication primarily in the European Union, but also in other countries through the NPU program.
The terms of our commercialization agreement with Sobi provide us with the ability to terminate the agreement at will upon payment of certain pre-determined termination fees. In connection with the establishment of our collaboration with Ipsen, we intend to provide Sobi with notice of termination and following a transition period, Ipsen will become responsible for the continued distribution and commercialization of COMETRIQ for the approved MTC indication in territories currently supported by Sobi and potentially other countries in the event that COMETRIQ is approved for commercial sale in such territories, as well as access and distribution activities for COMETRIQ under our NPU program.
Our current and anticipated future dependence upon the activities, and legal and regulatory compliance, of these or other third parties may adversely affect our future profit margins and our ability to supply cabozantinib to the marketplace on a timely and competitive basis. For example, if our third party logistics provider’s warehouse suffers a fire or damage from another type of disaster, the commercial supply of COMETRIQ could be destroyed, resulting in a disruption in our commercialization efforts. These or other third parties may not be able to provide services in the time we require to meet our commercial timelines and objectives or to meet regulatory requirements. We may not be able to maintain or renew our arrangements with third parties, or enter into new arrangements, on acceptable terms, or at all. Third parties could terminate or decline to renew our arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for logistics services or distribution of cabozantinib on acceptable terms, our commercialization efforts may be delayed or otherwise adversely affected.
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
Our ability to successfully commercialize cabozantinib will be highly dependent on the extent to which coverage and reimbursement for it is, and will be, available from third-party payers, including governmental payers, such as Medicare and Medicaid, and private health insurers. Many patients will not be capable of paying for cabozantinib themselves and will rely on third-party payers to pay for, or subsidize, their medical needs. If third-party payers do not provide coverage or reimbursement for cabozantinib, our revenues and prospects for profitability will suffer. In addition, even if third-party payers provide some coverage or reimbursement for cabozantinib, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans often varies based on the type of contract or plan purchased. There has been recent negative publicity regarding the use of specialty pharmacies and drug pricing, which may result in physicians being less willing to participate in our patient access programs and thereby limit our ability to increase patient access and adoption of cabozantinib.
In addition, in some foreign countries, particularly the countries in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, price negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product, which has the potential to substantially delay broad availability of the product in some of those countries. To obtain reimbursement and/or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of cabozantinib to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in the commercialization of cabozantinib. Third-party payers are challenging the prices charged for medical products and services, and many third-party payers limit reimbursement for newly-approved health care products. In particular, third-party payers may limit the indications for which they will reimburse patients who use cabozantinib. Cost-control initiatives could decrease the price we might establish for cabozantinib, which would result in lower product revenues to us.
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
We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using our products, reduce product utilization and adversely affect our business and results of operations. It is unclear whether and to what extent, if at all, other potential developments resulting from the PPACA may provide us with additional revenue to offset the annual excise tax (on certain drug product sales) enacted under the PPACA, subject to limited exceptions. It is possible that the tax burden, if ours is not excepted, would adversely affect our financial performance. The PPACA, among other things, also established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Moreover, certain politicians, including presidential candidates, have announced plans to regulate the prices of pharmaceutical products. We cannot know what form any such legislation may take or the market’s perception of how such legislation would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current products and/or those for which we may receive regulatory approval in the future.
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
The pharmaceutical, biopharmaceutical and biotechnology industries are highly fragmented and are characterized by rapid technological change. In particular, the area of kinase-targeted therapies is a rapidly evolving and competitive field. We face, and will continue to face, intense competition from biotechnology, biopharmaceutical and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. Some of our competitors are further along in the development of their products than we are. In addition, delays in the further development of cabozantinib or cobimetinib for the treatment of additional tumor types, could allow our competitors to bring products to market before us. Our future success will depend upon our ability to maintain a competitive position with respect to technological advances. The markets for which we intend to pursue regulatory approval of cabozantinib and for which Roche and Genentech intend to pursue regulatory approval for cobimetinib are highly competitive. Further, our competitors may be more effective at using their technologies to develop commercial products. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and commercial capabilities than we do. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive. There may also be drug candidates of which we are not aware at an earlier stage of development that may compete with cabozantinib and cobimetinib. In addition, cabozantinib and cobimetinib may compete with existing therapies that have long histories of use, such as chemotherapy and radiation treatments in cancer indications.
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
Should cabozantinib be approved for the treatment of advanced RCC as a result of positive results from the METEOR trial, we believe its principal competition may include: Pfizer’s axitinib, sunitinib and temsirolimus; Novartis’ everolimus and pazopanib; Bristol-Myers Squibb’s nivolumab, Bayer’s and Onyx Pharmaceuticals’ sorafenib; Genentech’s bevacizumab; and, Eisai’s lenvatinib.
The potential for immediate competition from Bristol-Myers Squibb’s nivolumab is particularly significant. Nivolumab was approved for the treatment of advanced RCC on November 23, 2015, following a rapid review by the FDA. That approval was based in large part on the results of Bristol-Myers Squibb’s phase 3 trial comparing nivolumab to everolimus in patients who had received previous antiangiogenic therapy for advanced RCC (Checkmate 025), in which nivolumab met its primary endpoint of showing a statistically-significant improvement in OS over everolimus, a current standard of care for the treatment of second line RCC patients. Nivolumab failed to demonstrate a statistically-significant PFS benefit over everolimus. Nivolumab also demonstrated an acceptable safety profile. We anticipate that nivolumab may be rapidly adopted by physicians for the treatment of advanced RCC.
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
We do not have the manufacturing capabilities or expertise necessary to enable us to produce materials for our clinical trials or for commercial sale of cabozantinib in either its capsule formulation or tablet formulation, and rely on third party contractors to do so. These third parties must comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or cGMP and the European Commission’s Guidelines on Good Distribution Practice. Our current and anticipated future dependence upon these third parties may adversely affect our future profit margins and our ability to develop and commercialize cabozantinib on a timely and competitive basis. These third parties may not be able to produce material on a timely basis or manufacture material at the quality or in the quantity required to meet our development and commercial timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third party manufacturing and supply arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third party manufacturers and suppliers could terminate or decline to renew our manufacturing and supply arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our clinical trials and commercialization efforts may be delayed or otherwise adversely affected. This risk is especially acute during the current period as we ramp up production plans in anticipation of a potential commercial launch in advanced RCC.
The manufacturing process for pharmaceutical products is highly regulated and our third party vendors are subject to cGMP. Our third-party manufacturers may not be able to comply with the cGMP regulations, other applicable FDA regulatory requirements or similar regulations applicable outside of the United States. Additionally, if we are required to enter into new manufacturing or supply arrangements, we may not be able to obtain approval from the FDA of any alternate manufacturer or supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of cabozantinib. Failure of our third party manufacturers or suppliers or us to obtain approval from the FDA or to comply with applicable regulations could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of cabozantinib, injunctions, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, any of which could have a significant adverse effect on our business. Our third party manufacturers are subject to routine regulatory inspections. Failure of our third party manufacturers to meet these appropriate standards and/or perform manufacturing as required could result in a batch not passing quality inspection or meeting regulatory approval. This could result in product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could have also a significant adverse effect on our business.
Clinical testing of cabozantinib is a lengthy, costly, complex and uncertain process and may fail to demonstrate safety and efficacy.
Cabozantinib is being evaluated in a comprehensive development program for the treatment of advanced HCC and a variety of other indications beyond the approved MTC indication and the pending advanced RCC indication. Clinical trials are inherently risky and may reveal that cabozantinib is ineffective or has unacceptable toxicity or other side effects that may significantly decrease the likelihood of regulatory approval in such indications. For example, COMET-1 and COMET-2, our two phase 3 pivotal trials of cabozantinib in mCRPC, failed to meet their respective primary endpoints of demonstrating a statistically significant increase in OS for patients treated with cabozantinib as compared to prednisone and to demonstrate improvement in pain response for patients treated by cabozantinib as compared to mitoxantrone/prednisone. Based on the outcome of the COMET trials, we deprioritized the clinical development of cabozantinib in mCRPC.
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
We may experience numerous unforeseen events, during or as a result of clinical testing, that could delay or prevent commercialization of cabozantinib for the treatment of advanced HCC, and other indications, including:

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
The activities associated with cabozantinib’s research, development and commercialization, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for cabozantinib would prevent us from promoting its use. We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals in the United States and other foreign jurisdictions is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. For example, before an NDA or NDA supplement can be submitted to the FDA, or MAA to the EMA or any application or submission to regulatory authorities in other jurisdictions, the product candidate must undergo extensive clinical trials, which can take many years and require substantial expenditures.
Any clinical trial may fail to produce results satisfactory to the FDA or regulatory authorities in other jurisdictions. For example, the FDA could determine that the design of a clinical trial is inadequate to produce reliable results. The regulatory process also requires preclinical testing, and data obtained from preclinical and clinical activities are susceptible to varying interpretations. The FDA has substantial discretion in the approval process and may refuse to approve any NDA or decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. For example, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of cabozantinib for any individual, additional indications.
In addition, delays or rejections may be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review. Changes in regulatory approval policy, regulations or statutes governing the process for regulatory review during the development or review periods for cabozantinib may cause delays in the approval or rejection of an application.
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
We have established collaborations with leading pharmaceutical and biotechnology companies, including, Ipsen, Genentech, Bristol-Myers Squibb, Sanofi, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo, for the development and ultimate commercialization of certain compounds generated from our research and development efforts. Our dependence on our relationships with existing collaborators for the development and commercialization of compounds under the collaborations subjects us to, and our dependence on future collaborators for development and commercialization of additional compounds will subject us to, a number of risks, including:

•
we are not able to control the amount and timing of resources that our collaborators or potential future collaborators will devote to the development or commercialization of drug candidates or to their marketing and distribution;

•
we are not able to control the U.S. commercial resourcing decisions made and resulting costs incurred by Genentech for cobimetinib, which reasonable costs we are obligated to share, in part, under our collaboration agreement with Genentech;

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
We may pursue new collaborations with leading pharmaceutical and biotechnology companies for the development and ultimate commercialization of selected preclinical and clinical programs and compounds, particularly those drug candidates for which we believe that the capabilities and resources of a partner can accelerate development and help to fully realize their therapeutic and commercial potential. However, we may not be able to close any such additional collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional collaborations because of the numerous risks and uncertainties associated with establishing additional collaborations. If we are unable to close additional collaborations on mutually-advantageous terms with partners qualified to achieve the collaboration’s objectives, we may not be able to realize value from a particular drug candidate.
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
Our success will depend in part upon our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biopharmaceutical companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will continue to apply for patents covering our technologies and products as, where and when we deem appropriate. However, these applications may be challenged or may fail to result in issued patents. Our issued patents have been and may in the future be challenged by third parties as invalid or unenforceable under U.S. or foreign laws, or they may be infringed by third parties. As a result, we are from time to time involved in the defense and enforcement of our patent or other intellectual property rights in a court of law, U.S. Patent and Trademark Office inter partes review or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the United States and elsewhere. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation may be substantial and the outcome can be uncertain. An adverse outcome may allow third parties to use our intellectual property without a license and negatively impact our business.
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
Risks Related to Employees and Location
The loss of key personnel or the inability to retain and, where necessary, attract additional personnel could impair our ability to operate and expand our operations.
We are highly dependent upon the principal members of our management, as well as clinical and commercial staff, the loss of whose services might adversely impact the achievement of our objectives. Also, we may not have sufficient personnel to execute our business plan. Retaining and, where necessary, recruiting qualified clinical and commercial personnel will be critical to support activities related to advancing the development program for cabozantinib and our other compounds, and successfully executing upon our commercialization plan for cabozantinib. Competition is intense for experienced clinical personnel, and we may be unable to retain or recruit clinical and commercial personnel with the expertise or experience necessary to allow us to successfully develop and commercialize our products. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

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
We may be held liable if any product we or our collaborators develop or commercialize causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, product liability claims could result in decreased demand for our products and product candidates, injury to our reputation, withdrawal of patients from our clinical trials, product recall, substantial monetary awards to third parties and the inability to commercialize any products that we may develop. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling or testing our products. We have obtained limited product liability insurance coverage for our clinical trials and commercial activities for cabozantinib in the amount of $20.0 million per occurrence and $20.0 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, if insurance coverage becomes more expensive, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, juries have awarded large judgments in class action lawsuits for claims based on drugs that had unanticipated side effects. In addition, the pharmaceutical, biopharmaceutical and biotechnology industries, in general, have been subject to significant medical malpractice litigation. A successful product liability claim or series of claims brought against us could harm our reputation and business and would decrease our cash reserves.
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
Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results to volatility, including:

•
the pace and progress of our current increase in sales, marketing, medical affairs and distribution capabilities in anticipation of obtaining FDA approval for cabozantinib for the potential treatment of advanced RCC patients;

•	the commercial success of COMETRIQ and the revenues we generate;

•
the successful establishment of the distribution and commercialization network for COMETRIQ in the approved MTC indication and cabozantinib for the potential treatment of advanced RCC patients, as well as the achievement of stated development and commercial milestones, under our collaboration with Ipsen;

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

•	actions taken by regulatory agencies with respect to cabozantinib or our clinical trials for cabozantinib;

•	the announcement of new products by our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	developments in our relationships with our collaborators, including the termination or modification of our agreements;

•	conflicts or litigation with our collaborators;

•	litigation, including intellectual property infringement and product liability lawsuits, involving us;

•	failure to achieve operating results projected by securities analysts;

•	changes in earnings estimates or recommendations by securities analysts;

•	financing transactions;

•	developments in the biotechnology, biopharmaceutical or pharmaceutical industry;

•	sales of large blocks of our common stock or sales of our common stock by our executive officers, directors and significant stockholders;

•	departures of key personnel or board members;

•	FDA or international regulatory actions;

•	third-party coverage and reimbursement policies;

•	disposition of any of our technologies or compounds; and

•	general market, economic and political conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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
A substantial number of shares of our common stock is reserved for issuance upon conversion of the 2019 Notes, upon the exercise of stock options, upon vesting of restricted stock unit awards, upon sales under our employee stock purchase program, upon exercise of certain outstanding warrants and upon conversion of the Deerfield Notes. The issuance and sale of substantial amounts of our common stock, including upon conversion of the 2019 Notes or the Deerfield Notes, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-related securities in the future at a time and price that we deem appropriate. Trading of the 2019 Notes is likely to influence and be influenced by the market for our common stock. For example, the price of our common stock could be affected by possible sales of common stock by investors who view the 2019 Notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity that we expect to occur involving our common stock.
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
Certain provisions applicable to the 2019 Notes and the indenture pursuant to which the 2019 Notes were issued, and the Deerfield Notes and the note purchase agreement governing the Deerfield Notes, could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a Fundamental Change under the indenture for the 2019 Notes or a Major Transaction under the note purchase agreement governing the Deerfield Notes, holders of the 2019 Notes or the Deerfield Notes, as applicable, will have the right to require us to purchase their notes in cash. In addition, if an acquisition event constitutes a Make-Whole Fundamental Change under the indenture for the 2019 Notes, we may be required to increase the conversion rate for holders who convert their 2019 Notes in connection with such Make-Whole Fundamental Change. In any of these cases, and in other cases, our obligations under the 2019 Notes and the indenture pursuant to which such notes were issued and the Deerfield Notes and the note purchase agreement governing the Deerfield Notes, could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.
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
Under the Internal Revenue Code, or the Code, and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss carry-forwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carry-forwards before utilization. We concluded, as of December 31, 2015, that an ownership change, as defined under Section 382, had not occurred. However, if there is an ownership change under Section 382 of the Code in the future, we may not be able to utilize a material portion of our NOLs. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating United States federal taxable income. As described above, we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the United States federal taxable income necessary to utilize our NOLs. A full valuation allowance has been provided for the entire amount of our NOLs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We lease a total of 226,027 square feet of office and laboratory facilities in South San Francisco, California. The leased premises comprise four buildings and are covered by three lease agreements, as follows:

•
The first two leases cover two buildings for a total of 130,964 square feet and expire in 2017, with two five-year options to extend their respective terms prior to expiration. We have subleased a total of 107,594 square feet of portions of these buildings to five different subtenants. The terms of the subleases expire at the end of our lease terms.

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
Our common stock has traded on the NASDAQ Global Select Market (formerly the NASDAQ National Market) under the symbol “EXEL” since April 11, 2000. The following table sets forth, for the periods indicated, the high and low intraday sales prices for our common stock as reported by the NASDAQ Global Select Market:

	Common Stock Price
	High	Low
Year ended January 1, 2016:
Quarter ended April 3, 2015	$3.16	$1.54
Quarter ended July 3, 2015	$4.18	$2.51
Quarter ended October 2, 2015	$6.81	$3.31
Quarter ended January 1, 2016	$6.42	$4.70
Year ended January 2, 2015:
Quarter ended March 28, 2014	$8.41	$3.37
Quarter ended June 27, 2014	$3.84	$3.02
Quarter ended September 26, 2014	$4.55	$1.51
Quarter ended January 2, 2015	$1.88	$1.26
On February 19, 2016, the last reported sale price on the NASDAQ Global Select Market for our common stock was $4.09 per share.
Holders
On February 19, 2016, there were approximately 465 holders of record of our common stock.
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
The following graph compares, for the five year period ended December 31, 2015, the cumulative total stockholder return for our common stock, the NASDAQ Stock Market (U.S. companies) Index, or the NASDAQ Market Index, and the NASDAQ Biotechnology Index. The graph assumes that $100 was invested on December 31, 2010 in each of our common stock, the NASDAQ Market Index and the NASDAQ Biotechnology Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	December 31,
	2010	2011	2012	2013	2014	2015
Exelixis, Inc.	100	58	55	72	20	69
NASDAQ Market Index	100	98	112	157	178	189
NASDAQ Biotechnology Index	100	112	145	243	330	365

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial information has been derived from our audited consolidated financial statements. The financial information as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015, are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The financial information as of December 31, 2013, 2012 and 2011, and for each of the two years in the period ended December 31, 2012, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$37,172	$25,111	$31,338	$47,450	$289,636
Operating expenses:
Cost of goods sold	3,895	2,043	1,118	—	—
Research and development	96,351	189,101	178,763	128,878	156,836
Selling, general and administrative	57,305	50,829	50,958	31,837	33,129
Restructuring charge	1,042	7,596	1,231	9,171	10,136
Total operating expenses	158,593	249,569	232,070	169,886	200,101
(Loss) income from operations	(121,421)	(224,458)	(200,732)	(122,436)	89,535
Other income (expense), net	(48,261)	(44,266)	(44,124)	(25,102)	(12,543)
(Loss) income before taxes	(169,682)	(268,724)	(244,856)	(147,538)	76,992
Income tax provision (benefit)	55	(182)	(96)	107	1,295
Net (loss) income	$(169,737)	$(268,542)	$(244,760)	$(147,645)	$75,697
Net loss per share, basic	$(0.81)	$(1.38)	$(1.33)	$(0.92)	$0.60
Net loss per share, diluted	$(0.81)	$(1.38)	$(1.33)	$(0.92)	$0.58
Shares used in computing basic loss per share amounts	209,227	194,299	184,062	160,138	126,018
Shares used in computing diluted loss per share amounts	209,227	194,299	184,062	160,138	130,479

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash and investments	$253,310	$242,760	$415,862	$633,961	$283,720
Working (deficit) capital (1)	$126,414	$(3,188)	$178,756	$350,837	$136,500
Total assets (1)	$332,342	$323,269	$497,951	$714,142	$391,862
Long-term obligations (1)	$384,395	$267,669	$343,860	$336,004	$192,583
Accumulated deficit	$(1,937,041)	$(1,767,304)	$(1,498,762)	$(1,254,002)	$(1,106,357)
Total stockholders’ (deficit) equity	$(104,304)	$(114,829)	$66,238	$296,434	$90,632
____________________

(1)
Prior periods have been adjusted to reflect the early adoption of Accounting Standards Update No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” or ASU 2015-03. See “Note 1. Organization and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a further description of the early adoption of ASU 2015-03.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the statements under in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “focus,” “assume,” “goal,” “objective,” “will,” “may” “would,” “could,” “estimate,” “predict,” “target,” “potential,” “continue,” “encouraging” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Item 1A. Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
Overview
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biopharmaceutical company that discovers, develops and commercializes small molecule therapies for the treatment of cancer. Our business focuses predominantly on the development and commercialization of cabozantinib, an internally-discovered inhibitor of multiple receptor tyrosine kinases, in various tumor indications. Cabozantinib is currently approved in the United States and European Union for the treatment of progressive, metastatic medullary thyroid cancer, or MTC, and is marketed under the brand name COMETRIQ®.
In the past year, we obtained positive clinical results from our phase 3 pivotal trial METEOR (Metastatic RCC Phase 3 Study Evaluating Cabozantinib vs. Everolimus), suggesting that cabozantinib also has the potential to make a meaningful difference in the lives of patients suffering from advanced renal cell carcinoma, or RCC, a serious form of cancer with a significantly larger patient population than MTC. Following the positive results from METEOR, the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy and Fast Track designations for cabozantinib in RCC. These data from METEOR ultimately formed the basis of a New Drug Application, or NDA, submission to the FDA, which was completed in December 2015. On January 27, 2016, the FDA granted priority review to the NDA, with a Prescription Drug User Fee Act action date of June 22, 2016. We are actively preparing for a potential commercial launch of cabozantinib in advanced RCC, and will soon be launch-ready for this indication should a positive regulatory decision come in the United States.
In January 2016, our Marketing Authorization Application, or MAA, for cabozantinib as a treatment for patients with advanced RCC who have received one prior therapy was accepted for review and granted accelerated assessment by the European Medicines Agency, or EMA. On February 29, 2016, we entered into a collaboration and license agreement with Ipsen Pharma SAS, or Ipsen, pursuant to which Ipsen has exclusive commercialization rights for current and potential future cabozantinib indications outside of the United States, Canada and Japan. The companies have agreed to collaborate on the development of cabozantinib for current and potential future indications. With respect to remaining markets, we are evaluating opportunities to partner cabozantinib in Japan and intend to seek regulatory approval for cabozantinib in Canada and commercialize the drug there ourselves.
Beyond MTC and RCC, we are engaged in a broad development program to explore the clinical potential of cabozantinib in additional tumor types. This program includes late stage trials that we conduct ourselves, such as CELESTIAL (Cabozantinib Phase 3 Controlled Study In Hepatocellular Carcinoma), our phase 3 trial of cabozantinib in advanced hepatocellular carcinoma, or HCC, and earlier stage trials conducted through our Cooperative Research and Development Agreement with the National Cancer Institute’s Cancer Therapy Evaluation Program or our investigator sponsored trial program. We intend to use these earlier stage trials to prioritize our later stage development program.
During 2015, there was also significant progress with respect to the clinical development, regulatory status and commercial potential of certain of our partnered compounds. For example, cobimetinib, a compound we out-licensed in 2006 to Genentech, Inc. (a member of the Roche Group), or Genentech, was approved by the FDA on November 10, 2015, under the brand name COTELLICTM, in combination with vemurafenib, as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma. COTELLIC in combination with vemurafenib has also been approved in Switzerland, the European Union and Canada for use in the same indication. Genentech has launched COTELLIC in these markets, and in the United States, we contribute 25% of the sales force to the commercialization effort. Pursuant to the terms of our collaboration agreement with Roche/Genentech for cobimetinib, we are entitled to an initial equal share of U.S. profits and losses for cobimetinib, with our share decreasing as sales increase. We are entitled to low double-digit royalties on ex-U.S. net sales. Cobimetinib is also being evaluated in a broad development program comprising several clinical trials investigating cobimetinib in combination with a variety of agents in multiple tumor types.
Collaborations
We have established a collaboration with Ipsen for cabozantinib, Genentech for cobimetinib, and other collaborations with leading pharmaceutical companies including Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Sanofi, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo Company Limited, or Daiichi Sankyo, for compounds and programs in our portfolio. Excluding our collaboration agreement with Ipsen for cabozantinib, we have fully out-licensed compounds or programs to a partner for further development and commercialization under these collaborations and have no further development cost obligations under our collaborations. Under each of our collaborations, we are entitled to receive milestones and royalties, or in the case of cobimetinib, a share of profits (or losses) from commercialization.
Cabozantinib Collaboration
On February 29, 2016, we entered into a collaboration and license agreement with Ipsen Pharma SAS, or Ipsen, pursuant to which Ipsen has exclusive commercialization rights for current and potential future cabozantinib indications outside of the United States, Canada, and Japan. The companies have agreed to collaborate on the development of cabozantinib for current and potential future indications.
In consideration for the exclusive license and other rights contained in the agreement, Ipsen will pay us an upfront payment of $200.0 million. We will be eligible to receive regulatory milestones, including a $60.0 million milestone payment upon approval of cabozantinib by the EMA in second-line RCC and milestone payments of $10.0 million upon the filing and $40.0 million upon the approval of cabozantinib in second-line HCC, as well as additional regulatory milestone payments for potential further indications. The agreement also provides that we will be eligible to receive payments of up to $545.0 million associated with potential commercial milestone payments, including two $10.0 million milestone payments upon the launch of the product in the first two of the following countries: Germany, France, Italy, Spain and the United Kingdom. Exelixis will also receive royalties on net sales of cabozantinib outside of the United States, Canada and Japan. We will receive a 2% royalty on the initial $50 million of net sales, and 12% royalty on the next $100 million of net sales. After this initial period, Exelixis will receive a tiered royalty of 22% to 26% on annual net sales. These tiers will reset each calendar year. Pursuant to the terms of the agreement, we will remain responsible for the manufacture and supply of cabozantinib for all development and commercialization activities under the collaboration. As part of the collaboration, we entered into a supply agreement which provides that through the end of the second quarter of 2018, we will supply finished, labeled product to Ipsen for distribution in the territories outside of the United States, Canada and Japan, and from the end of the second quarter of 2018 forward, we will supply primary packaged bulk tablets to Ipsen.
Cobimetinib Collaboration

Cobimetinib in combination with vemurafenib has been approved in the United States, Switzerland, the European Union and Canada as a treatment for patients with advanced melanoma, and is marketed as COTELLIC. Results from coBRIM, the phase 3 pivotal trial conducted by Genentech evaluating cobimetinib in combination with vemurafenib, in previously untreated patients with unresectable locally advanced or metastatic melanoma harboring a BRAF V600E or V600K mutation served as the basis for such regulatory approvals.
In addition to the coBRIM trial, additional Phase 1 and Phase 2 clinical trials are ongoing studying the combination of cobimetinib with a variety of agents in multiple tumor types. These include:

•	The combination of cobimetinib and vemuarfenib in additional melanoma patient populations and settings;

•	A phase 2 trial of cobimetinib in combination with paclitaxel in triple negative breast cancer; and

•
Phase 1 studies of cobimetinib in combination with atezolizumab in melanoma, non-small cell lung cancer, or NSCLC, and colorectal cancer, in combination with MEHD7945A in KRAS mutant solid tumors including NSCLC and colorectal cancer and in combination with GDC-0994 in advanced metastatic solid tumors.

A complete listing of all ongoing trials can be found at www.clinicaltrials.gov.
Under the terms of our collaboration agreement with Genentech for cobimetinib, we are entitled to a share of U.S. profits and losses for cobimetinib. The profit and loss share has multiple tiers: we are entitled to 50% of profit and losses from the first $200 million of U.S. actual sales, decreasing to 30% of profit and losses from U.S. actual sales in excess of $400 million. We are entitled to low double-digit royalties on ex-U.S. net sales. In November 2013, we exercised an option under the collaboration agreement to co-promote in the United States, if commercialized. Following the approval of COTELLIC in the United States in November 2015, we began fielding 25% of the sales force promoting COTELLIC in combination with vemurafenib as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma.
We believe that cobimetinib has the potential to provide us with a second meaningful source of revenue. Our objective, therefore, is to continue to work with Genentech on the execution of the U.S. COTELLIC commercial plan and maximize the revenue potential of cobimetinib under our collaboration with Genentech. We have accrued for our COTELLIC expense obligations under the collaboration agreement, but are in discussions with Genentech over the level and type of expenses that have been allocated to COTELLIC under the collaboration.
Other Collaborations
With respect to our partnered compounds, other than cabozantinib and cobimetinib, we are eligible to receive potential contingent payments totaling approximately $2.3 billion in the aggregate on a non-risk adjusted basis, of which 10% are related to clinical development milestones, 42% are related to regulatory milestones and 48% are related to commercial milestones, all to be achieved by the various licensees, which may not be paid, if at all, until certain conditions are met.
Certain Factors Important to Understanding Our Financial Condition and Results of Operations
Successful development of drugs is inherently difficult and uncertain. Our business requires significant investments in research and development over many years, and products often fail during the research and development process. Our long-term prospects depend upon our ability, and the ability of our partners, to successfully commercialize new therapeutics in highly competitive areas such as cancer treatment. Our financial performance is driven by many factors, including those described below, and is subject to the risks set forth in “Item 1A - Risk Factors”.
Limited Sources of Revenues and the Need to Raise Additional Capital
We have incurred net losses since inception through December 31, 2015, with the exception of the 2011 fiscal year. We anticipate net losses and negative operating cash flow for the foreseeable future. For the year ended December 31, 2015, we incurred a net loss of $169.7 million and as of December 31, 2015, we had an accumulated deficit of $1.9 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Excluding fiscal 2011, our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013, and from the commercial launch through December 31, 2015, we have generated $74.3 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research.
The amount of our net losses will depend, in part, on: the rate of growth, if any, in our sales of COMETRIQ; the level of sales of cabozantinib in the United States for the treatment of advanced RCC, if approved by the FDA for such indication; receipt of the upfront payment, achievement of clinical, regulatory and commercial milestones and the amount of royalties from sales of cabozantinib for the treatment of advanced RCC in the European Union and elsewhere, if approved for such indication under our collaboration with Ipsen; our share of the net profits and losses for the commercialization of COTELLIC in the U.S.; the amount of royalties from COTELLIC sales outside the U.S.; other license and contract revenues; and, the level of expenses primarily with respect to expanded commercialization activities for cabozantinib.
As of December 31, 2015, we had $253.3 million in cash and investments, which included $169.0 million available for operations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $2.7 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate.

For a description of the factors upon which our capital requirements depend, please see “– Liquidity and Capital Resources – Capital Requirements.”
Clinical Development and Commercialization of Cabozantinib
Our primary development and commercialization program is focused on cabozantinib, an inhibitor of multiple receptor tyrosine kinases, currently approved under the brand name COMETRIQ in the United States and the European Union for the treatment of metastatic MTC. However, cabozantinib may fail to show adequate safety or efficacy as an anti-cancer drug in clinical testing in other types of cancer. For example, our two phase 3 clinical trials (COMET-1 and COMET-2) of cabozantinib in metastatic castration-resistant prostate cancer, or mCRPC, failed to meet their primary endpoints. Based on the outcomes of the COMET trials, we terminated the clinical development of cabozantinib in mCRPC, and other studies in mCRPC sponsored by us, including a randomized phase 2 study of cabozantinib in combination with abiraterone, have been halted.
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
The commercial success of cabozantinib depends upon the degree of market acceptance of COMETRIQ among physicians, patients, health care payers, and the MTC-treating medical community. It also depends upon how COMETRIQ fares in competition with another product for the treatment of MTC, vandetanib. Looking ahead, as a result of the positive results obtained in the METEOR trial, we are currently increasing our sales, marketing, and distribution capabilities in anticipation of the FDA’s potential approval for cabozantinib for the treatment of patients with advanced RCC who have received one prior therapy. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Such expenses may be disproportional compared to the revenues we may be able to generate and may have an adverse impact on our results of operations.
For a description of the competition cabozantinib faces in the market for products treating MTC, and may face in the future should it be approved for other indications, please see “Item 1A. Risk Factors - Risks Related to Cabozantinib and Cobimetinib - Our competitors may develop products and technologies that impair the value of cabozantinib and cobimetinib - Competition for cabozantinib.”
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
In connection with the offering of the 2019 Notes, $36.5 million of the proceeds were deposited into an escrow account which contained an amount of permitted securities sufficient to fund, when due, the total aggregate amount of the first six scheduled semi-annual interest payments on the 2019 Notes. As of December 31, 2015, we have used all of the remaining amount held in the escrow account to pay the required semi-annual interest payments and therefore future semi-annual interest payments will be made from unrestricted cash and investments.
Deerfield Facility
In June 2010, we entered into a note purchase agreement with Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P., or the Original Deerfield Purchasers, pursuant to which, on July 1, 2010, we sold to the Original Deerfield Purchasers an aggregate of $124.0 million principal amount of our Secured Convertible Notes due July 1, 2015, which we refer to as the Original Deerfield Notes, for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. On January 22, 2014, the note purchase agreement was amended to provide us with an option to extend the maturity date of our indebtedness under the note purchase agreement to July 1, 2018. On July 1, 2015, we made a $4.0 million principal payment and then extended the maturity date of the Original Deerfield Notes from July 1, 2015 to July 1, 2018. In connection with the extension, affiliates of the Original Deerfield Purchasers, which we refer to as the New Deerfield Purchasers acquired the $100.0 million principal amount of the Original Deerfield Notes and we entered into the restated notes, which we refer to as the Restated Deerfield Notes with each of the New Deerfield Purchasers, representing the $100.0 million principal amount. We refer to the Original Deerfield Purchasers and the New Deerfield Purchasers collectively as Deerfield, and to the Original Deerfield Notes and Restated Deerfield Notes, collectively as the Deerfield Notes.
As of December 31, 2015 and December 31, 2014, the outstanding principal balance on the Deerfield Notes was $103.8 million and $104.0 million, respectively, which, subject to certain limitations, is payable in cash or in stock at our discretion. Beginning on July 2, 2015, the outstanding principal amount of the Deerfield Notes bears interest at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum. Through July 1, 2015, the outstanding principal amount of the Deerfield Notes bore interest in the annual amount of $6.0 million, payable quarterly in arrears.
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
The following is a summary of interest expense for the Deerfield Notes (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stated coupon interest	$6,792	$6,000	$6,000
Amortization of debt discount and debt issuance costs	9,278	11,731	10,089
Total interest expense	$16,070	$17,731	$16,089
The balance of unamortized debt issuance costs was $0.7 million and $1.4 million as of December 31, 2015 and December 31, 2014, respectively, which, pursuant to the early adoption of ASU 2015-03, is recorded as a reduction of the carrying amount of the 2019 Notes on the accompanying Consolidated Balance Sheets. See “Note 1 - Organization and Summary of Significant Accounting Policies” for more information regarding the early adoption ASU 2015-03. Prior to our exercise of the option to extend the maturity date to July 1, 2018, the unamortized discount, fees and costs were amortized into interest expense as a yield adjustment through July 1, 2015. Effective March 4, 2015, upon notification of our election to require the New Deerfield Purchasers to acquire the Deerfield Notes and extend the maturity date to July 1, 2018, we began to amortize the remaining unamortized discount, fees and costs through July 1, 2018 using the effective interest method and an effective interest rate of 15.26%.
In each of January 2014 and 2013, we made mandatory prepayments of $10.0 million on the Deerfield Notes. We were required to make an additional mandatory prepayment on the Deerfield Notes in January 2015 equal to 15% of certain revenues from collaborative arrangements, which we refer to as Development/Commercialization Revenue, received during the prior fiscal year, subject to a maximum prepayment amount of $27.5 million. We received no such revenues during the fiscal year ended December 31, 2014 and therefore made no minimum prepayment in January 2015. As a result of the extension of the maturity date of the Deerfield Notes to July 1, 2018, our obligation to make annual mandatory prepayments equal to 15% of Development/Commercialization Revenue received by us during the prior fiscal year will continue to apply in each of 2016, 2017 and 2018. However, we will only be obligated to make any such annual mandatory prepayment if the New Deerfield Purchasers provide notice to us of their election to receive the prepayment. Pursuant to this requirement, we notified Deerfield that they were entitled to a mandatory prepayment of $450,000 as a result of to the $3.0 million milestone payment received from Merck during 2015; the New Deerfield Purchasers elected not to receive a mandatory prepayment in January 2016. Mandatory prepayments relating to Development/Commercialization Revenue will continue to be subject to a maximum annual prepayment amount of $27.5 million. The definition of “Development/Commercialization Revenue” expressly excludes any sale or distribution of drug or pharmaceutical products in the ordinary course of our business, and any proceeds from any Intellectual Property Sales (as further described below), but would include our share of the net profits from the commercialization of cobimetinib in the U.S. and the receipt of royalties from cobimetinib sales outside the U.S., if any.
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
In connection with the January 2014 amendment to the note purchase agreement, on January 22, 2014, we issued to the New Deerfield Purchasers two-year warrants, which we refer to as the 2014 Warrants, to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $9.70 per share. Subsequent to our election to extend the maturity date of the Deerfield Notes, the exercise price of the 2014 Warrants was reset to $3.445 per share and the term was extended by two years to January 22, 2018. In August 2015 the New Deerfield Purchasers assigned the 2014 Warrants to OTA LLC. The 2014 Warrants contain certain limitations that prevent the holder from acquiring shares upon exercise that would result in the number of shares beneficially owned by the holder to exceed 9.98% of the total number of shares of our common stock then issued and outstanding. In addition, upon certain changes in control of Exelixis, to the extent the 2014 Warrants are not assumed by the acquiring entity, or upon certain defaults under the 2014 Warrants, the holder has the right to net exercise the 2014 Warrants for shares of common stock, or be paid an amount in cash in certain circumstances where the current holders of our common stock would also receive cash, equal to the Black-Scholes Merton value of the 2014 Warrants.
In connection with the issuance of the 2014 Warrants, we entered into a registration rights agreement with Deerfield, pursuant to which we filed a registration statement with the Securities and Exchange Commission, or SEC. covering the resale of the shares of common stock issuable upon exercise of the 2014 Warrants.
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
Loan Agreement with Silicon Valley Bank
On May 22, 2002, we entered into a loan and security agreement with Silicon Valley Bank for an equipment line of credit. On December 21, 2004, December 21, 2006 and December 21, 2007, we amended the loan and security agreement to provide for additional equipment lines of credit and on June 2, 2010, we further amended the loan and security agreement to provide for a new seven-year term loan in the amount of $80.0 million. As of both December 31, 2015 and 2014, the outstanding principal balance due under the term loan was $80.0 million. As of December 31, 2015 and 2014, the outstanding principal balance under the lines of credit was $0 and $0.4 million, respectively. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. In accordance with the terms of the loan and security agreement, we are required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement (although we are entitled to retain income earned or the amounts maintained in such accounts). Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.0%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement.
2014 Restructuring
On September 2, 2014, as a consequence of the failure of COMET-1, one of our two phase 3 pivotal trials of cabozantinib in mCRPC, we initiated the 2014 Restructuring to reduce our workforce. The aggregate reduction in headcount from the 2014 Restructuring was 143 employees. The principal objective of the 2014 Restructuring was to enable us to focus our financial resources on the phase 3 pivotal trials of cabozantinib in advanced RCC and advanced HCC.
For the years ended December 31, 2015 and 2014, we recorded restructuring charges of $0.3 million and $6.1 million, respectively, for the 2014 Restructuring. The restructuring charge for the year ended December 31, 2015 included $1.6 million in additional charges due to the partial termination of one of our building leases and additional facility-related charges related to the decommissioning and exit of certain buildings. The restructuring charge for the year ended December 31, 2015 was partially offset by $1.0 million in recoveries recorded in connection with the sale of excess equipment and other assets that had previously been fully depreciated. The restructuring charge for the year ended December 31, 2014 includes $5.8 million of employee severance and other benefits that are recognized ratably during the period from the implementation date of the 2014 Restructuring through the employees’ termination dates. In addition, we recorded charges of $0.3 million for property and equipment write-downs and other charges, which were partially offset by recoveries recorded in connection with the sale of excess equipment and other assets that were previously fully impaired and the reversal of severance charges recorded in 2014 for employees that were recalled in 2015.
Critical Accounting Estimates
The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make judgments. The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, including for deductions from revenues (such as rebates, chargebacks, sales returns and sales allowances), recoverability of inventory, certain accrued liabilities including clinical trial accruals and restructuring liabilities, share-based compensation and valuation of warrants. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.
An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. We believe our critical accounting policies relating to revenue recognition, clinical trial accruals, inventory, stock option valuation, convertible debt valuation and restructuring liability reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

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
We sell our product, COMETRIQ, in the United States to a specialty pharmacy that benefits from customer incentives and has a right of return. Prior to 2015, COMETRIQ had limited sales history and we could not reliably estimate expected future returns, discounts and rebates of the product at the time the product was sold to the specialty pharmacy, therefore we recognized revenue when the specialty pharmacy provided the product to a patient based on the fulfillment of a prescription, frequently referred to as the “sell-through” revenue recognition model. Recently we have established sufficient historical experience and data to reasonably estimate expected future returns of the product and the discounts and rebates due to payors at the time of shipment to the specialty pharmacy. Accordingly, beginning in January 2015 we began to recognize revenue upon delivery to our U.S. specialty pharmacy. This approach is frequently referred to as the “sell-in” revenue recognition model. In connection with the change in the timing of recognition of U.S. COMETRIQ sales, we recorded a one-time adjustment to recognize revenue and related costs that had previously been deferred at December 31, 2014, resulting in additional gross product revenues of $2.6 million and a nominal amount of cost of goods sold for the year ended December 31, 2015; there were no such adjustments recorded for the three months ended December 31, 2015.
We also utilize the “sell-in” revenue recognition model for sales to our European distribution partner. Once the European distributer has accepted the product, the product is no longer subject to return; therefore, we record revenue at the time our European distribution partner has accepted the product.
Product Sales Discounts and Allowances
We calculate gross product revenues based on the price that we charge our United States specialty pharmacy and our European distribution partner. We estimate our domestic net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, (c) estimated costs of patient assistance programs, and (d) certain other fees paid to the U.S specialty pharmacy. Discounts and allowances for foreign sales for the years ended December 31, 2015 and 2014 included portions of a one-time $2.4 million project management fee payable to our European distribution partner upon its achievement of a cumulative revenue goal. During 2014, we determined that the achievement of the revenue goal was probable and therefore we recorded $2.3 million of the $2.4 million project management fee, of which $0.7 million would have been recorded in 2013 had the cumulative revenue goal been determined to be probable in that period. During 2015 we recorded an additional $0.1 million of the project management fee.
We initially record estimates for these deductions at the time we recognize the gross revenue. We update our estimates on a recurring basis as new information becomes available. See “Note 1 - Organization and Summary of Significant Accounting Policies” to our Consolidated Financial Statements for a further description of our discounts and allowances.
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
Some of our research and licensing arrangements have multiple deliverables in order to meet our customer’s needs. For example, the arrangements may include a combination of intellectual property rights and research and development services. We evaluate whether the delivered elements under these arrangements have value to our collaboration partner on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered item exists. If we determine that multiple deliverables exist, the consideration is allocated to one or more units of accounting based upon the best estimate of the selling price of each deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement shall be combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue then shall be determined for those combined deliverables as a single unit of accounting. A delivered item or items that do not have stand-alone value to our collaboration partner shall be combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue then shall be determined for those combined deliverables as a single unit of accounting. For a combined unit of accounting, non-refundable upfront fees and milestones are recognized in a manner consistent with the final deliverable, which has generally been ratably over the period of the research and development obligation. For certain arrangements, the period of time over which certain deliverables will be provided is not contractually defined. Accordingly, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.
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
Inventory is valued at the lower of cost or net realizable value. We determine the cost of inventory using the standard-cost method, which approximates actual cost based on a first-in, first-out method. We analyze our inventory levels quarterly and write down inventory subject to expiry in excess of expected requirements, or that has a cost basis in excess of its expected net realizable value. The related costs are recognized as cost of goods sold in the Consolidated Statements of Operations.
We analyze our estimated production levels for the following twelve month period, which is our normal operating cycle, quarterly and reclassify inventory we do not expect to use within the next twelve months into Other long-term assets in the Consolidated Balance Sheets.
Clinical Trial Accruals
All of our clinical trials have been executed with support from contract research organizations, or CROs, and other vendors. We accrue costs for clinical trial activities performed by CROs based upon the estimated amount of work completed on each trial. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the activities to be performed for each patient, the number of active clinical sites, and the duration for which the patients will be enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms. We base our estimates on the best information available at the time. However, additional information may become available to us, which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period first known. During the year ended December 31, 2013, we recorded a reduction related to the accrual for prior periods of approximately $0.8 million; there were no such significant reductions during the year ended December 31, 2015 or 2014.

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
If the actual amounts differ from our estimates, the amount of restructuring charges could be materially impacted. See “Note 3 - Restructurings” of the Notes to Consolidated Financial Statements for a further discussion on our Restructurings.
Stock Option Valuation
Our estimate of compensation expense requires us to determine the appropriate fair value model and a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures and related tax effects. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. In addition, we are required to estimate the expected forfeiture rate, including assessing the likelihood of achieving our goals for performance-based stock options, and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data show that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, companies are required to estimate the expected term of the option for input to an option-pricing model. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to value stock based awards granted in future periods. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. As of December 31, 2015, $19.5 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.56 years and $3.4 million of total unrecognized compensation expense relating to restricted stock units was expected to be recognized over 2.50 years. See “Note 10 - Employee Benefit Plans” of the Notes to Consolidated Financial Statements for a further discussion on stock-based compensation.
Exelixis International (Bermuda) Ltd.
Effective July 2013, Exelixis engaged in intercompany transactions with its wholly-owned subsidiary Exelixis International (Bermuda) Ltd., or Exelixis Bermuda, pursuant to which Exelixis Bermuda acquired the existing and future intellectual property rights to exploit cabozantinib in jurisdictions outside of the United States.
Fiscal Year Convention
Exelixis has adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2013, a 52-week year, ended on December 27, 2013, fiscal year 2014, a 53-week year, ended on January 2, 2015, fiscal year 2015, a 52-week year, ended on January 1, 2016, and fiscal year 2016 will end on December 30, 2016. For convenience, references in this report as of and for the fiscal years ended December 27, 2013, January 2, 2015 and January 1, 2016, are indicated on a calendar year basis, ended December 31, 2013, 2014 and 2015, respectively. The quarter ended January 2, 2015 is a 14-week fiscal quarter; all other interim periods presented are 13-week fiscal quarters.
Results of Operations – Comparison of Years Ended December 31, 2015, 2014 and 2013
Revenues
Total revenues by category were as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Gross product revenues	$36,650	$28,963	$15,702
Discounts and allowances	(2,492)	(3,852)	(685)
Net product revenues	34,158	25,111	15,017
License revenues (1)	14	—	8,380
Contract revenues (2)	3,000	—	7,941
Total revenues	$37,172	$25,111	$31,338
Dollar change	$12,061	$(6,227)
Percentage change	48%	(20)%
____________________

(1)	Includes royalties and amortization of upfront payments.

(2)	Includes contingent and milestone payments.
Product revenues relate to the sale of COMETRIQ. The increase in gross product revenues for the year ended December 31, 2015, reflects an overall increase in shipments of COMETRIQ and the impact of a change to the “sell-in” method which resulted in the one-time recognition of $2.6 million of deferred revenue attributable to sales to the specialty pharmacy that sells COMETRIQ in the United States in the first quarter of 2015; there was no such adjustment recorded during the comparable periods in 2014 or 2013.
For domestic sales, we have transitioned from the “sell-through” method to the “sell-in” method of recognizing product revenue as we have established sufficient history to reasonably estimate expected returns of the product and the discounts and rebates due to payers. For foreign sales, we continue to utilize the “sell-in” method to recognize product revenue for all periods presented.
We calculate gross product revenues based on the price that we charge our United States specialty pharmacy and our European distribution partner. We estimate our domestic net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, (c) estimated costs of patient assistance programs, and (d) certain other fees paid to the U.S specialty pharmacy. Discounts and allowances for foreign sales for the years ended December 31, 2015 and 2014 included portions of a one-time $2.4 million project management fee payable to our European distribution partner upon its achievement of a cumulative revenue goal. During 2014, we determined that the achievement of the revenue goal was probable and therefore we recorded $2.3 million of the $2.4 million project management fee, of which $0.7 million would have been recorded in 2013 had the cumulative revenue goal been determined to be probable in that period. During 2015 we recorded an additional $0.1 million of the project management fee. We also deduct from gross product revenues an estimated credit for product originally delivered with expiry of 18 months or less that is potentially payable to our European distribution partner; such deductions were nominal during the year ended December 31, 2015, and zero for 2014 and 2013.

We initially record estimates for these deductions at the time we recognize the gross revenue. We update our estimates on a recurring basis as new information becomes available.
Contract revenues for the year ended December 31, 2015 reflect a $3.0 million milestone payment received from Merck related to its worldwide license of our phosphoinositide-3 kinase-delta program. The $16.3 million in license and contract revenue for the year ended December 31, 2013 reflects the completion of the recognition of revenues resulting from certain collaboration agreements with Bristol-Myers Squibb.
Net revenues by customer were as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Diplomat Specialty Pharmacy	$30,856	$24,832	$14,004
Swedish Orphan Biovitrum (1)	3,303	279	1,013
Merck	3,000	—	—
Bristol-Myers Squibb	—	—	16,321
Other	13	—	—
Total revenues	$37,172	$25,111	$31,338
Dollar change	$12,061	$(6,227)
Percentage change	48%	(20)%
____________________

(1)
Revenues from Swedish Orphan Biovitrum for the years ended December 31, 2015 and 2014 included a $0.1 million and $2.3 million reduction, respectively, to revenue for a project management fee payable to our European distributor upon their achievement of a cumulative revenue goal. $0.7 million of the $2.3 million we recorded during 2014 represented amounts that would have been recorded in 2013 had the cumulative revenue goal been determined to be probable in that period.

Cost of Goods Sold
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty on net sales of any product incorporating cabozantinib we are required to pay GlaxoSmithKline pursuant to the terms of our product development and commercialization agreement that terminated during 2014, indirect labor costs, the cost of manufacturing, write-downs related to expiring and excess inventory, and other third party logistics costs for our product. A portion of the manufacturing costs for product sales were incurred prior to regulatory approval of COMETRIQ for the treatment of progressive, metastatic MTC and, therefore, were expensed as research and development costs when those costs were incurred, rather than capitalized as inventory.
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of goods sold	$3,895	$2,043	$1,118
Gross margin	89%	92%	93%
The increase in the cost of goods sold for the year ended December 31, 2015, as compared to 2014, was a result of write-downs related to expiring and excess inventory of $1.2 million for the year ended December 31, 2015, as compared to $0.2 million for 2014, increased sales of COMETRIQ, as well as decreases in the amount of product sold that had been expensed as research and development expense prior to regulatory approval.
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

Research and Development Expenses
Total research and development expenses were as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development expenses	$96,351	$189,101	$178,763
Dollar change	$(92,750)	$10,338
Percentage change	(49)%	6%
Research and development expenses consist primarily of clinical trial expenses, personnel expenses, stock-based compensation expenses, allocation of general corporate costs, consulting and outside services expenses, temporary employee expenses and regulatory filing fees.
The decrease in research and development expenses for the year ended December 31, 2015, as compared to 2014, was primarily related to a decrease in clinical trial costs, which includes services performed by third-party CROs and other vendors that support our clinical trials. The decrease in clinical trial costs was $70.3 million, or 61%, for the year ended December 31, 2015, as compared to 2014. The decrease in clinical trial costs was predominantly due to decreases in costs related to COMET-1 and COMET-2, our phase 3 pivotal trials in metastatic CRPC which we terminated in September 2014, METEOR, our phase 3 pivotal trial in advanced RCC, and a reduction of general program level costs; the decrease in costs related to METEOR included the impact of a $9.8 million decrease in comparator drug purchases.
Decreases in research and development expenses for the year ended December 31, 2015, also related to personnel expenses, consulting and outside services and temporary personnel. Personnel expenses decreased by $16.6 million for the year ended December 31, 2015, as compared to 2014 primarily due to workforce reductions undertaken as a consequence of the failure of COMET-1. Consulting and outside services decreased by $3.6 million primarily as a result of decreases in clinical development consulting activities and the use of outside medical safety liaisons. Temporary personnel decreased by $2.9 million due to a decrease in clinical trial activities performed by those personnel. Those decreases were partially offset by increases in stock-based compensation and regulatory filing fees. Stock-based compensation increased by $8.4 million primarily due to expense recognized for performance-based stock-options tied to the positive top-line data received from the METEOR trial and the anticipated acceptance of our NDA filing with the FDA. Regulatory filing fees of $2.4 million were paid to the FDA in 2015 in connection with the filing of our NDA.
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
There were additional increases in research and development expenses for 2014 related to temporary personnel expenses, consulting and outside services, which were partially offset by decreases in personnel expenses and stock-based compensation. Temporary personnel expenses increased by $2.9 million primarily due to increased clinical trial activities. Consulting and outside services increased by $1.1 million primarily as a result of the engagement of additional medical science liaisons required to support our increased clinical trial activities. Personnel expenses decreased by $2.8 million due primarily to the restructuring activities in the third quarter of 2014 and the elimination of employee bonus accruals as a consequence of the failure of the COMET-1 trial; the decrease was partially offset by higher wages in 2014. Stock-based compensation decreased by $2.8 million primarily due to the reversal of compensation recognized in prior periods on stock options granted subject to performance objectives and forfeitures triggered by terminations resulting from the negative COMET-1 and COMET-2 results.
As noted under “Overview”, we are focusing our development and commercialization efforts primarily on cabozantinib to maximize the therapeutic and commercial potential of this compound, and as a result, we expect nearly all of our future research and development expenses to relate to the clinical development of cabozantinib. We expect to continue to incur significant development costs for cabozantinib in future periods as we evaluate its potential in a broad development program comprising over 45 ongoing or planned clinical trials across multiple indications, including two ongoing phase 3 pivotal trials focusing on advanced RCC and advanced HCC. In addition, postmarketing commitments in connection with the approvals of COMETRIQ in MTC dictate that we conduct additional studies in that indication.
We anticipate that research and development expenses will stay flat during 2016 with a decrease in clinical trial costs offset by an increase in costs associated with Medical Affairs to support the anticipated launch of cabozantinib for the treatment of advanced RCC.

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
Selling, General and Administrative Expenses
Total selling, general and administrative expenses were as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Selling, general and administrative expenses	$57,305	$50,829	$50,958
Dollar change	$6,476	$(129)
Percentage change	13%	—%
Selling, general and administrative expenses consist primarily of marketing, personnel expenses, employee stock-based compensation, facility costs, consulting and outside services, and legal and accounting costs.
The increase in selling, general and administrative expenses for the year ended December 31, 2015, as compared to the comparable period in 2014, was primarily related to increases in marketing costs and stock-based compensation. Marketing expenses increased by $10.2 million, which includes $16.6 million that represents our share of losses under our collaboration agreement with Genentech. Stock-based compensation, increased by $3.5 million primarily due to expense recognized for performance-based stock-options tied to the positive top-line data received from the METEOR trial and the anticipated acceptance of our NDA filing with the FDA. Those increases were partially offset by decreases in personnel costs, consulting and outside services, facilities costs and patent and other legal and accounting fees. Personnel expenses decreased by $5.7 million primarily due to workforce reductions undertaken as a consequence of the failure of COMET-1. Consulting and outside services decreased by $3.3 million as a result of decreases in marketing research activities and reductions in outside services for buildings we are no longer occupying. Facilities costs decreased by $2.8 million primarily as a result of facilities we have vacated in connection with the 2014 Restructuring. Patent and other legal and accounting fees decreased by $2.0 million primarily due to decreases in activities related to patent filings and defense.
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
We anticipate selling, general and administrative expenses will increase during 2016 due to investments in our commercial infrastructure to support the anticipated launch of cabozantinib for the treatment of advanced RCC, as well as our share of net losses under our collaboration agreement with Genentech for COTELLIC.

.
Restructuring Charge
On September 2, 2014, as a consequence of the failure of COMET-1, one of our two phase 3 pivotal trials of cabozantinib in mCRPC, we initiated a restructuring, which we refer to as the 2014 Restructuring, to reduce our workforce. The aggregate reduction in headcount from the 2014 Restructuring was 143 employees. The principal objective of the 2014 Restructuring was to enable us to focus our financial resources on the phase 3 pivotal trials of cabozantinib in advanced RCC and advanced HCC.
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
Total restructuring charge was as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Restructuring charge	$1,042	$7,596	$1,231
Dollar change	$(6,554)	$6,365
Percentage change	(86)%	517%
For the years ended December 31, 2015 and 2014, we recorded restructuring charges of $0.3 million and $6.1 million, respectively, for the 2014 Restructuring. The restructuring charge for the year ended December 31, 2015 included $1.6 million in additional charges due to the partial termination of one of our building leases and additional facility-related charges related to the decommissioning and exit of certain buildings. The restructuring charge for the year ended December 31, 2015 was partially offset by $1.0 million in recoveries recorded in connection with the sale of excess equipment and other assets that had previously been fully depreciated. The restructuring charge for the year ended December 31, 2014 includes $5.8 million of employee severance and other benefits that are recognized ratably during the period from the implementation date of the 2014 Restructuring through the employees’ termination dates. In addition, we recorded charges of $0.3 million for property and equipment write-downs and other charges, which were partially offset by recoveries recorded in connection with the sale of excess equipment and other assets that were previously fully impaired and the reversal of severance charges recorded in 2014 for employees that were recalled in 2015.
For the years ended December 31, 2015, 2014 and 2013, we recorded restructuring charges of $0.8 million, $1.5 million and $1.2 million, respectively, for the 2010 Restructurings. The charges for the periods presented were related to the effect of the passage of time on our discounted cash flow computations for the exit, in prior periods, of certain of our South San Francisco buildings and changes in estimates regarding future subleases. During the year ended December 31, 2014, those charges were partially offset by $0.1 million in recoveries recorded in connection with the sale of excess equipment and other assets.
Total Other Income (Expense), net
Total other income (expense), net, were as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest income and other, net	$412	$4,341	$1,223
Interest expense	(48,673)	(48,607)	(45,347)
Total other income (expense), net	$(48,261)	$(44,266)	$(44,124)
Dollar change	$(3,995)	$(142)
Percentage change	9%	—%

Total other income (expense), net consists primarily of interest expense incurred on our debt, partially offset by interest income earned on our cash and investments and gains and losses on derivatives and foreign exchange fluctuations.
Interest expense on the 2019 Notes and the Deerfield Notes includes aggregate non-cash interest expense of $28.9 million, $29.5 million and $26.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Interest income and other, net for the years ended December 31, 2015 and 2014 includes $0.5 million in unrealized losses and $1.8 million in unrealized gains, respectively, on the revaluation of the 2014 Warrants.
Interest income and other, net for 2014 also includes an $0.8 million gain for a purchase price adjustment resulting from the resolution of contingencies related to the September 2011 sale of our remaining interest in another business.
Liquidity and Capital Resources
Sources and Uses of Cash
The following table summarizes our cash flow activities (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net loss	$(169,737)	$(268,542)	$(244,760)
Adjustments to reconcile net loss to net cash used in operating activities	53,997	43,414	48,255
Changes in operating assets and liabilities	(25,845)	(10,277)	(2,268)
Net cash used in operating activities	(141,585)	(235,405)	(198,773)
Net cash provided by investing activities	50,077	146,330	144,351
Net cash provided by (used in) financing activities	152,747	65,492	(11,669)
Net increase (decrease) in cash and cash equivalents	61,239	(23,583)	(66,091)
Cash and cash equivalents at beginning of year	80,395	103,978	170,069
Cash and cash equivalents at end of year	$141,634	$80,395	$103,978
We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013 and from the commercial launch through December 31, 2015, we have generated $74.3 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements which depend on research funding, the achievement of milestones and royalties we earn from any future products developed from the collaborative research. For a discussion of potential future capital requirements, please see “– Liquidity and Capital Resources – Capital Requirements.”
Operating Activities
Our operating activities used cash of $141.6 million for the year ended December 31, 2015, compared to $235.4 million for 2014 and $198.8 million for 2013.
Cash used in operating activities for the year ended December 31, 2015 related primarily to our $158.6 million operating expenses for the period, less $37.2 million in revenues for the period and non-cash expenses for accretion of debt discount and interest paid in kind totaling $28.9 million on the Deerfield Notes and the 2019 Notes and stock-based compensation totaling $22.0 million. In addition to current period operating expenses, we made cash payments that resulted in a $23.5 million reduction in accrued clinical trial liabilities and a $8.8 million reduction in restructuring liabilities, which was partially offset by a $10.2 million increase in our accrued collaboration liability.
Cash used in operating activities for the year ended December 31, 2014 related primarily to our $249.6 million in operating expenses for the period, less non-cash expenses for accretion of debt discount totaling $29.5 million on the Deerfield Notes and the 2019 Notes, stock-based compensation totaling $10.0 million and depreciation and amortization totaling $2.4 million. Our operating expenses were largely attributable to the development of cabozantinib. In addition, we made cash payments that resulted in a $13.2 million reduction in accounts payable and other accrued expenses during the period and paid $10.2 million for restructuring activities, which was partially offset by a $6.6 million increase in accrued clinical trial liabilities.
Cash used in operating activities for the year ended December 31, 2013 related primarily to our $232.1 million in operating expenses, less non-cash expenses for accretion of debt discount totaling $26.3 million, stock-based compensation totaling $12.0 million, amortization of discounts and premiums on investments totaling $6.8 million, and depreciation and amortization totaling $3.1 million. Our operating expenses were primarily attributable to the development of cabozantinib. In addition, we paid $6.8 million for restructuring activities during the period. All of our license and contract revenues during 2013 were non-cash, which was reflected in the $14.9 million reduction in deferred revenue during the period.
Operating cash flows can differ from our consolidated net loss as a result of differences in the timing of cash receipts and earnings recognition and non-cash charges.
Investing Activities
Our investing activities provided cash of $50.1 million for the year ended December 31, 2015, as compared to $146.3 million for 2014 and $144.4 million for 2013.
Cash provided by investing activities for the year ended December 31, 2015 was primarily due to the maturity of unrestricted and restricted investments of $198.7 million, less investment purchases of $149.6 million.
Cash provided by investing activities for the year ended December 31, 2014 was primarily due to the maturity of unrestricted and restricted investments of $273.2 million, less investment purchases of $127.7 million.
Cash provided by investing activities for the year ended December 31, 2013 was primarily due to the maturity of unrestricted and restricted investments of $342.4 million, partially offset by investment purchases of $196.1 million.
Financing Activities
Our financing activities provided cash of $152.7 million for the year ended December 31, 2015, compared to cash provided of $65.5 million for 2014, and cash used of $11.7 million for 2013.
Cash provided by our financing activities for the year ended December 31, 2015 was primarily due to the issuance of 28,750,000 shares of common stock in July 2015 for net proceeds of $145.6 million and $10.9 million in proceeds from the exercise of stock options, which was partially offset by principal payments on debt of $4.4 million.
Cash provided by our financing activities for the year ended December 31, 2014 was primarily due to the issuance of 10.0 million shares of common stock in January 2014 for net proceeds of $75.6 million. The cash provided by the issuance of common stock was partially offset by principal payments on debt of $11.7 million.
Cash used for financing activities for the year ended December 31, 2013 was primarily due to principal payments on debt of $13.2 million.
Proceeds from these financing activities are used for general working capital purposes, such as research and development activities and other general corporate purposes. Over the next several years, we are required to make certain payments on notes and bank obligations. On May 31, 2017 we will be required to pay the principal balance of $80.0 million plus accrued and unpaid interest on our term loan with Silicon Valley Bank. On July 1, 2018 we will be required to pay the principal balance of $125.0 million including interest paid in kind, plus accrued and unpaid coupon interest on the Deerfield Notes. On August 15, 2019 we will be required to pay the principal balance of $287.5 million plus accrued and unpaid interest on the 2019 Notes. See “--Certain Factors Important to Understanding Our Financial Condition and Results of Operations” above and “Note 7 - Debt” of the Notes to the Consolidated Financial Statements for additional details on these agreements.
Capital Requirements
We have incurred net losses since inception through December 31, 2015, with the exception of the 2011 fiscal year. We anticipate net losses and negative operating cash flow for the foreseeable future. For the year ended December 31, 2015, we incurred a net loss of $169.7 million and as of December 31, 2015, we had an accumulated deficit of $1.9 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Excluding fiscal 2011, our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013 and from the commercial launch through December 31, 2015, we have generated $74.3 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research.
The amount of our net losses will depend, in part, on: the rate of growth, if any, in our sales of COMETRIQ; the level of sales of cabozantinib in the United States for the treatment of advanced RCC, if approved by the FDA for such indication; receipt of the upfront payment, achievement of clinical, regulatory and commercial milestones and the amount of royalties from sales of cabozantinib for the treatment of advanced RCC in the European Union and elsewhere, if approved for such indication under our collaboration with Ipsen; our share of the net profits and losses for the commercialization of COTELLIC in the U.S.; the amount of royalties from COTELLIC sales outside the U.S.; other license and contract revenues; and, the level of expenses primarily with respect to expanded commercialization activities for cabozantinib.
As of December 31, 2015, we had $253.3 million in cash and investments, which included $169.0 million available for operations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $2.7 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. However, our future capital requirements will be substantial, and we may need to raise additional capital in the future. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. Our capital requirements will depend on many factors including but not limited to:

•	the commercial success of COMETRIQ and the revenues we generate from that approved product;

•
the pace and progress of our current increase in sales, marketing, medical affairs and distribution capabilities in anticipation of obtaining FDA approval for cabozantinib for the potential treatment of advanced RCC patients;

•
the successful establishment of the distribution and commercialization network for COMETRIQ in the approved MTC indication and cabozantinib for the potential treatment of advanced RCC patients, as well as the achievement of stated regulatory and commercial milestones, under our collaboration with Ipsen;

•
the commercial success of COTELLIC and the calculation of our share of related profits and losses for the commercialization of COTELLIC in the U.S. and royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech;

•	the speed of a potential regulatory approval for cabozantinib for the treatment of advanced RCC and other indications;

•	future clinical trial results, notably the results from CELESTIAL, our phase 3 pivotal trial in patients with advanced HCC;

•
repayment of the Deerfield Notes which mature on July 1, 2018, subject to a requirement to make a mandatory prepayment in each of 2017 and 2018 equal to 15% of certain revenues from collaborative arrangements (other than intercompany arrangements) received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million;

•	our ability to repay the Deerfield Notes with our common stock, which we are only able to do under specified conditions;

•	repayment of our $287.5 million aggregate principal amount of the 2019 Notes, which mature on August 15, 2019, unless earlier converted, redeemed or repurchased;

•	repayment of our term loan from Silicon Valley Bank, which had an outstanding balance at December 31, 2015, of $80.0 million;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the cost of clinical drug supply for our clinical trials;

•	trends and developments in the pricing of oncologic therapeutics in the United States and abroad, especially in the EU;

•	scientific developments in the market for oncologic therapeutics and the timing of regulatory approvals for competing oncologic therapies; and

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights.

Contractual Obligations
We have contractual obligations in the form of debt, loans payable, operating leases, purchase obligations and other long-term liabilities. The following chart details our contractual obligations, including any potential accrued or accreted interest, as of December 31, 2015 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	More than 3 years
Convertible notes (1)	$412,472	$—	$412,472	$—
Loans payable (2)	80,000	—	80,000	—
Operating leases (3)	25,717	14,236	11,481	—
Purchase obligations (4)	907	907	—	—
Other long-term liabilities	106	—	106	—
Total contractual cash obligations	$519,202	$15,143	$504,059	$—
____________________

(1)
Includes our obligations under the Deerfield Notes and the 2019 Notes. See “---Certain Factors Important to Understanding Our Financial Condition and Results of Operations” and “Note 7 - Debt” of the Notes to Consolidated Financial Statements regarding the terms of the Deerfield Notes and the 2019 Notes.

(2)
Includes our obligations under our loan from Silicon Valley Bank. See “---Certain Factors Important to Understanding Our Financial Condition and Results of Operations” and “Note 7 - Debt” of the Notes to Consolidated Financial Statements regarding the terms of our loan from Silicon Valley Bank.

(3)	The operating lease payments do not include $6.1 million to be received through 2017 in connection with the subleases for three of our South San Francisco buildings.

(4)
At December 31, 2015, we had firm purchase commitments related to manufacturing and maintenance of inventory. These commitments include a portion of our 2015 contractual minimum purchase obligation. Our actual purchases are expected to significantly exceed these amounts.

In connection with the sale of our plant trait business, we agreed to indemnify the purchaser and its affiliates up to a specified amount if they incur damages due to any infringement or alleged infringement of certain patents. We have certain collaboration licensing agreements, which contain standard indemnification clauses. Such clauses typically indemnify the customer or vendor for an adverse judgment in a lawsuit in the event of our misuse or negligence. We consider the likelihood of an adverse judgment related to an indemnification agreement to be remote. Furthermore, in the event of an adverse judgment, any losses under such an adverse judgment may be substantially offset by applicable corporate insurance.
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. We have early adopted this standard in the fourth quarter of 2015 on a prospective basis. Prior periods have not been adjusted.

In April 2015, the FASB issued Accounting Standards Update 2015-03 Simplifying the Presentation of Debt Issuance Costs which Changes the Presentation of Debt Issuance Costs in Financial Statements , or ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company early adopted ASU 2015-03 as of December 31, 2015, as permitted. There is no impact of early adoption of ASU 2015-03 on the consolidated statements of operations and comprehensive loss. The impact of early adoption on the consolidated balance sheets as of the dates presented is noted in the table below (in thousands):

	December 31, 2015			December 31, 2014
	Prior to Adoption of ASU 2015-03	ASU 2015-03 Adjustment	As Adopted	Prior to Adoption of ASU 2015-03 (as previously reported)	ASU 2015-03 Adjustment	As Adopted
Other long-term assets	5,579	(3,270)	2,309	8,340	(4,691)	3,649
Total assets	335,612	(3,270)	332,342	327,960	(4,691)	323,269

Current portion of convertible notes	—	—	—	98,880	(1,431)	97,449
Current liabilities	52,251	—	52,251	171,860	(1,431)	170,429

Long-term portion of convertible notes	304,705	(3,270)	301,435	182,395	(3,260)	179,135
Total liabilities	439,916	(3,270)	436,646	442,789	(4,691)	438,098
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB deferred the effective date by one year for public entities for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted for periods after December 15, 2016. We are currently evaluating the impact of adopting ASU 2014-09, inclusive of available transitional methods on our consolidated financial statements and related disclosures.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and earlier application is permitted. The adoption of this guidance will not have any impact on the Company’s financial position and results of operations and, at this time, we do not expect any impact on its disclosures.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases, or ASU 2016-02. ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.
Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. As of December 31, 2015 and 2014, we had cash and investments of $253.3 million and $242.8 million, respectively. Our investments are subject to interest rate risk, and our interest income may fluctuate due to changes in U.S. interest rates. We manage market risk through diversification requirements mandated by our investment policy, which limits the amount of our portfolio that can be invested in a single issuer. We limit our credit risk by limiting purchases to high-quality issuers. At December 31, 2015 and 2014, we had debt outstanding of $381.4 million and $357.0 million, respectively. Our payment commitments associated with these debt instruments are primarily fixed and consist of interest payments, principal payments, or a combination of both. The fair value of our investments and our debt will fluctuate with movements of interest rates. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of December 31, 2015 and 2014. For our investments, the estimated effects of hypothetical interest rate changes are obtained from the same third-party pricing sources we use to value our investments. For debt instruments, we determine the estimated effects of hypothetical interest rate changes using the same present value model we use to determine the fair of value of those instruments. As of December 31, 2015 and 2014, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $8.7 million and $7.8 million, respectively. The decrease as of December 31, 2015 includes all of our debt outstanding. The decrease as of December 31, 2014 excludes the Deerfield Notes as we believed it was not practicable to determine the fair value of the Deerfield Notes as of December 31, 2014, and therefore were unable to determine the impact on fair value of decrease in the interest rates of one percentage point for those notes.
In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. Most of our foreign expenses incurred were associated with establishing and conducting clinical trials for cabozantinib at sites outside of the United States. Our agreements with the foreign sites that conduct such clinical trials generally provide that payments for the services provided will be calculated in the currency of that country, and converted into U.S. dollars using various exchange rates based upon when services are rendered or the timing of invoices. When the U.S. dollar weakens against foreign currencies, the U.S. dollar value of the foreign-currency denominated expense increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated expense decreases. As of December 31, 2015 and 2014, approximately $3.2 million and $5.5 million, respectively, of our clinical accrual balance was owed in foreign currencies. An adverse change of one percentage point in the foreign currency exchange rates would not have resulted in a material impact for any periods presented.
We recorded a $0.1 million and $0.5 million gain relating to foreign exchange fluctuations for the years ended December 31, 2015 and 2014, respectively. Such gains and losses were nominal in 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EXELIXIS, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Exelixis, Inc.
We have audited the accompanying consolidated balance sheets of Exelixis, Inc. as of January 1, 2016 and January 2, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three fiscal years in the period ended January 1, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exelixis, Inc. at January 1, 2016 and January 2, 2015, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Exelixis, Inc.’s internal control over financial reporting as of January 1, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Redwood City, California
February 29, 2016

EXELIXIS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$141,634	$80,395
Short-term investments	25,426	63,890
Short-term restricted cash and investments	—	12,212
Trade and other receivables	5,183	4,882
Inventory	2,616	2,381
Prepaid expenses and other current assets	3,806	3,481
Total current assets	178,665	167,241
Long-term investments	83,600	81,579
Long-term restricted cash and investments	2,650	4,684
Property and equipment, net	1,434	2,432
Goodwill	63,684	63,684
Other long-term assets	2,309	3,649
Total assets	$332,342	$323,269
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,401	$6,413
Accrued clinical trial liabilities	18,071	41,545
Accrued collaboration liability	10,938	732
Accrued compensation and benefits	3,629	3,350
Other accrued liabilities	10,007	11,550
Current portion of restructuring	3,205	6,426
Current portion of convertible notes	—	97,449
Current portion of loans payable	—	381
Deferred revenue	—	2,583
Total current liabilities	52,251	170,429
Long-term portion of convertible notes	301,435	179,135
Long-term portion of loans payable	80,000	80,000
Long-term portion of restructuring	1,385	4,365
Other long-term liabilities	1,575	4,169
Total liabilities	436,646	438,098
Commitments (Note 13)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding: 227,960,943 and 195,895,769 shares at December 31, 2015 and 2014, respectively	228	196
Additional paid-in capital	1,832,741	1,652,400
Accumulated other comprehensive loss	(232)	(121)
Accumulated deficit	(1,937,041)	(1,767,304)
Total stockholders’ deficit	(104,304)	(114,829)
Total liabilities and stockholders’ deficit	$332,342	$323,269

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Net product revenues	$34,158	$25,111	$15,017
License and contract revenues	3,014	—	16,321
Total revenues	37,172	25,111	31,338
Operating expenses:
Cost of goods sold	3,895	2,043	1,118
Research and development	96,351	189,101	178,763
Selling, general and administrative	57,305	50,829	50,958
Restructuring charges	1,042	7,596	1,231
Total operating expenses	158,593	249,569	232,070
Loss from operations	(121,421)	(224,458)	(200,732)
Other income (expense), net:
Interest income and other, net	412	4,341	1,223
Interest expense	(48,673)	(48,607)	(45,347)
Total other income (expense), net	(48,261)	(44,266)	(44,124)
Loss before income taxes	(169,682)	(268,724)	(244,856)
Income tax provision (benefit)	55	(182)	(96)
Net loss	$(169,737)	$(268,542)	$(244,760)
Net loss per share, basic and diluted	$(0.81)	$(1.38)	$(1.33)
Shares used in computing basic and diluted net loss per share amounts	209,227	194,299	184,062
The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(169,737)	$(268,542)	$(244,760)
Other comprehensive (loss) income, net of tax of $0, $0 and $106 (1)	(111)	(267)	238
Comprehensive loss	$(169,848)	$(268,809)	$(244,522)
____________________

(1)
Other comprehensive (loss) income consisted solely of unrealized losses or gains, net on available for sale securities arising during the periods presented. There were no reclassification adjustments to net loss resulting from realized losses or gains on the sale of securities.

The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2012	183,697,213	$183	$1,550,345	$(92)	$(1,254,002)	$296,434
Net loss	—	—	—	—	(244,760)	(244,760)
Other comprehensive income	—	—	—	238	—	238
Issuance of common stock under stock plans	836,438	1	2,294	—	—	2,295
Stock-based compensation expense	—	—	12,031	—	—	12,031
Balance at December 31, 2013	184,533,651	184	1,564,670	146	(1,498,762)	66,238
Net loss	—	—	—	—	(268,542)	(268,542)
Other comprehensive loss	—	—	—	(267)	—	(267)
Sale of shares of common stock, net	10,000,000	10	75,633	—	—	75,643
Issuance of common stock under stock plans	1,362,118	2	2,091	—	—	2,093
Stock-based compensation expense	—	—	10,006	—	—	10,006
Balance at December 31, 2014	195,895,769	196	1,652,400	(121)	(1,767,304)	(114,829)
Net loss	—	—	—	—	(169,737)	(169,737)
Other comprehensive loss	—	—	—	(111)	—	(111)
Sale of shares of common stock, net	28,750,000	29	145,620	—	—	145,649
Warrants transferred from other long-term liabilities	—	—	1,470	—	—	1,470
Issuance of common stock under stock plans	3,315,174	3	11,274	—	—	11,277
Stock-based compensation expense	—	—	21,977	—	—	21,977
Balance at December 31, 2015	227,960,943	$228	$1,832,741	$(232)	$(1,937,041)	$(104,304)
The accompanying notes are an integral part of these consolidated financial statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(169,737)	$(268,542)	$(244,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,406	2,391	3,147
Stock-based compensation expense	21,977	10,006	12,031
Accretion of debt discount	25,034	29,534	26,290
Accrual of interest paid in kind	3,817	—	—
Gain on sale of business and other equity investment	(112)	(838)	—
Changes in the fair value of warrants	548	(1,840)	—
Other	1,327	4,161	6,787
Changes in assets and liabilities:
Trade and other receivables	(646)	(941)	(1,190)
Inventory	(235)	509	(2,890)
Prepaid expenses and other current assets	(325)	1,526	1,034
Other long-term assets	1,340	(2,149)	—
Accounts payable, accrued compensation, and other accrued liabilities	(1,276)	(13,945)	8,691
Clinical trial liability	(23,474)	6,587	14,398
Accrued collaboration liability	10,206	732	—
Restructuring liability	(7,180)	(2,302)	(5,750)
Deferred revenue	(2,582)	1,133	(14,871)
Other long-term liabilities	(1,673)	(1,427)	(1,690)
Net cash used in operating activities	(141,585)	(235,405)	(198,773)
Cash flows from investing activities:
Purchases of property and equipment	(447)	(474)	(2,171)
Proceeds from sale of property and equipment	1,346	392	143
Proceeds from sale of business and other equity investment	95	838	—
Proceeds from maturities of restricted cash and investments	19,789	20,354	17,268
Purchase of restricted cash and investments	(5,650)	(8,143)	(6,085)
Proceeds from maturities of investments	178,936	252,891	325,171
Purchases of investments	(143,992)	(119,528)	(189,975)
Net cash provided by investing activities	50,077	146,330	144,351
Cash flows from financing activities:
Proceeds from issuance of common stock, net	145,649	75,643	—
Proceeds from exercise of stock options and warrants	10,911	120	72
Proceeds from employee stock purchase plan	568	1,438	1,429
Principal payments on debt	(4,381)	(11,709)	(13,170)
Net cash provided by (used in) financing activities	152,747	65,492	(11,669)
Net increase (decrease) in cash and cash equivalents	61,239	(23,583)	(66,091)
Cash and cash equivalents at beginning of year	80,395	103,978	170,069
Cash and cash equivalents at end of year	$141,634	$80,395	$103,978
Supplemental cash flow disclosure:
Cash paid for interest	$19,822	$19,109	$19,160
Cash paid for taxes	$192	$60	$—
Non-cash financing activity:
Issuance of warrants in connection with amendment to convertible notes	$—	$2,762	$—
The accompanying notes are an integral part of these consolidated financial statements

EXELIXIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biopharmaceutical company that discovers, develops and commercializes small molecule therapies for the treatment of cancer. Our business focuses predominantly on the development and commercialization of cabozantinib, an internally-discovered inhibitor of multiple receptor tyrosine kinases, in various tumor indications. Cabozantinib is currently approved in the United States and European Union for the treatment of progressive, metastatic medullary thyroid cancer (“MTC”), and is marketed under the brand name COMETRIQ®.
Basis of Consolidation
The consolidated financial statements include the accounts of Exelixis and those of our wholly-owned subsidiaries. These entities’ functional currency is the U.S. dollar. All intercompany balances and transactions have been eliminated.
Basis of Presentation
Exelixis has adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2013, a 52-week year, ended on December 27, 2013, fiscal year 2014, a 53-week year, ended on January 2, 2015, fiscal year 2015, a 52-week year, ended on January 1, 2016, and fiscal year 2016 will end on December 30, 2016. For convenience, references in this report as of and for the fiscal years ended December 27, 2013, January 2, 2015 and January 1, 2016, are indicated on a calendar year basis, ended December 31, 2013, 2014 and 2015, respectively. The quarter ended January 2, 2015 is a 14-week fiscal quarter; all other interim periods presented are 13-week fiscal quarters.
Segment Information
We operate as a single reportable segment.
Use of Estimates
The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make judgments. The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, including for deductions from revenues (such as rebates, chargebacks, sales returns and sales allowances), recoverability of inventory, certain accrued liabilities including clinical trial accruals and restructuring liabilities, share-based compensation and valuation of warrants. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Reclassifications
Certain prior period amounts in the consolidated balance sheet have been reclassified to conform to current period presentation. We reclassified $0.7 million of Other accrued liabilities as of December 31, 2014 to Accrued collaboration liability in the accompanying consolidated balance sheets.
Limited Sources of Revenues and the Need to Raise Additional Capital
We have incurred net losses since inception through December 31, 2015, with the exception of the 2011 fiscal year. We anticipate net losses and negative operating cash flow for the foreseeable future. For the year ended December 31, 2015, we incurred a net loss of $169.7 million and as of December 31, 2015, we had an accumulated deficit of $1.9 billion. We expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
We commercially launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in late January 2013, and from the commercial launch through December 31, 2015, we have generated $74.3 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research.
The amount of our net losses will depend, in part, on: the rate of growth, if any, in our sales of COMETRIQ; the level of sales of cabozantinib in the United States for the treatment of advanced RCC, if approved by the FDA for such indication; receipt of the upfront payment, achievement of clinical, regulatory and commercial milestones and the amount of royalties from sales of cabozantinib for the treatment of advanced RCC in the European Union and elsewhere, if approved for such indication under our collaboration with Ipsen; our share of the net profits and losses for the commercialization of COTELLIC in the U.S.; the amount of royalties from COTELLIC sales outside the U.S.; other license and contract revenues; and, the level of expenses primarily with respect to expanded commercialization activities for cabozantinib.
As of December 31, 2015, we had $253.3 million in cash and investments, which included $169.0 million available for operations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $2.7 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate.
Cash and Investments
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in high-grade, short-term money market funds, commercial paper and municipal securities, which are subject to minimal credit and market risk.
We have designated all investments as available-for-sale and therefore, such investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss. For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in interest and other income, net.
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
All of our investments are subject to a quarterly impairment review. We recognize an impairment charge when a decline in the fair value of an investment below its cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, our intent to sell the security and whether or not we will be required to sell the security before the recovery of its amortized cost. During the years ended December 31, 2015, 2014, and 2013, we did not record any other-than-temporary impairment charges on our available-for-sale securities.
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
Level 3 – unobservable inputs.

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain investments within the fair value hierarchy. During the years ended December 31, 2015, 2014, and 2013, there were no such reclassifications.
Inventory
Inventory is valued at the lower of cost or net realizable value. We determine the cost of inventory using the standard-cost method, which approximates actual cost based on a first-in, first-out method. We analyze our inventory levels quarterly and write down inventory subject to expiry in excess of expected requirements, or that has a cost basis in excess of its expected net realizable value. The related costs are recognized as cost of goods sold in the Consolidated Statements of Operations.
We analyze our estimated production levels for the following twelve month period , which is our normal operating cycle, quarterly and reclassify inventory we do not expect to use within the next twelve months into Other long-term assets in the Consolidated Balance Sheets.
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
Goodwill
Goodwill amounts have been recorded as the excess purchase price over tangible assets, liabilities and intangible assets acquired based on their estimated fair value. Goodwill is not subject to amortization. We evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. We continue to operate in one segment, which is also considered to be our sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level as of December 31, 2015 and 2014.
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
Revenue Recognition
We recognize revenue from product sales and from license fees, milestones, contingent payments and royalties earned on research and collaboration arrangements.
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

We sell our product, COMETRIQ, in the United States to a specialty pharmacy that benefits from customer incentives and has a right of return. Prior to 2015, COMETRIQ had limited sales history and we could not reliably estimate expected future returns, discounts and rebates of the product at the time the product was sold to the specialty pharmacy, therefore we recognized revenue when the specialty pharmacy provided the product to a patient based on the fulfillment of a prescription, frequently referred to as the “sell-through” revenue recognition model. Recently we have established sufficient historical experience and data to reasonably estimate expected future returns of the product and the discounts and rebates due to payors at the time of shipment to the specialty pharmacy. Accordingly, beginning in January 2015 we began to recognize revenue upon delivery to our U.S. specialty pharmacy. This approach is frequently referred to as the “sell-in” revenue recognition model. In connection with the change in the timing of recognition of U.S. COMETRIQ sales, we recorded a one-time adjustment to recognize revenue and related costs that had previously been deferred at December 31, 2014, resulting in additional gross product revenues of $2.6 million and a nominal amount of cost of goods sold for the year ended December 31, 2015; there were no such adjustments recorded during 2014 and 2013.
We also utilize the “sell-in” revenue recognition model for sales to our European distribution partner for all periods presented. Once the European distributer has accepted the product, the product is no longer subject to return; therefore, we record revenue at the time our European distribution partner has accepted the product.
Product Sales Discounts and Allowances
We calculate gross product revenues based on the price that we charge our United States specialty pharmacy and our European distribution partner. We estimate our domestic net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, (c) estimated costs of patient assistance programs, and (d) certain other fees paid to the U.S specialty pharmacy. Discounts and allowances for foreign sales for the years ended December 31, 2015 and 2014 included portions of a one-time $2.4 million project management fee payable to our European distribution partner upon its achievement of a cumulative revenue goal. During 2014, we determined that the achievement of the revenue goal was probable and therefore we recorded $2.3 million of the $2.4 million project management fee, of which $0.7 million would have been recorded in 2013 had the cumulative revenue goal been determined to be probable in that period. During 2015 we recorded an additional $0.1 million of the project management fee.
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
Mandated Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and other government programs. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for the expected utilization of rebates are based on customer and payer data received from the United States specialty pharmacy and historical utilization rates. Rebates are generally invoiced by the payer and paid in arrears, such that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s shipments to patients, plus an accrual balance for known prior quarter’s unpaid rebates. If actual future rebates vary from estimates, we may need to adjust our accruals, which would affect net revenue in the period of adjustment.
Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty pharmacy. Contracted customers, which currently consist primarily of Public Health Service institutions, non-profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The United States specialty pharmacy, in turn, charges back to us the difference between the price initially paid by the specialty pharmacy and the discounted price paid to the specialty pharmacy by the customer. The allowance for chargebacks is based on an estimate of sales to contracted customers.
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
License and Contract Revenues
Under the terms of our collaboration agreement with Genentech, Inc. (a member of the Roche Group) (“Genentech”) for cobimetinib, we are entitled to a share of U.S. profits and losses for cobimetinib. We are entitled to low double-digit royalties on ex-U.S. net sales. See “Note 2 - Research and Collaboration Agreements” for additional information about our collaboration agreement with Genentech. We record our share of profits and royalties under the collaboration agreement when reported to us by our collaboration partner; losses under the collaboration agreement are recorded in the period incurred based on our estimate of those losses. Profits and royalties are classified as license revenues in our Consolidated Statements of Operations. As of December 31, 2015, we have not recognized any profits from the commercialization of cobimetinib in the U.S. Until we have recognized such a profit under the agreement, losses are recognized as Selling, General and Administrative expenses in our Consolidated Statements of Operations. We have determined that we are an agent under the agreement and therefore revenues are recorded net of costs incurred.
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
Patient Assistance Program
We provide COMETRIQ at no cost to eligible patients who have no insurance and meet certain financial and clinical criteria through our Patient Assistance Program (“PAP”). We record the cost of the product as a selling, general and administrative expense at the time the product is shipped to the specialty pharmacy for PAP use.

Cost of Goods Sold
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty on net sales of any product incorporating cabozantinib payable to GlaxoSmithKline, indirect labor costs, the cost of manufacturing, write-downs related to expiring and excess inventory, and other third party logistics costs of our product. A portion of the manufacturing costs for product sales were incurred prior to regulatory approval of COMETRIQ for the treatment of progressive, metastatic MTC and, therefore, were expensed as research and development costs when those costs were incurred, rather than capitalized as inventory.
In accordance with our product development and commercialization agreement with GlaxoSmithKline, we are required to pay GlaxoSmithKline a 3% royalty on the Net Sales of any product incorporating cabozantinib, including COMETRIQ. Net Sales is defined in the product development and commercialization agreement as the gross invoiced sales price less customer credits, rebates, chargebacks, shipping costs, customs duties, and sales tax and other similar tax payments we are required to make.
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
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to potential incremental common shares issuable upon the exercise of stock options and warrants, and shares issuable pursuant to restricted stock units (“RSUs”) (calculated based on the treasury stock method), and upon conversion of our convertible debt (calculated using an as-if-converted method) as long as such shares are not anti-dilutive. The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.
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
Stock-Based Compensation
Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated using the Black-Scholes Merton option pricing model. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. We estimate the term using historical data. We recognize compensation expense on a straight-line basis over the requisite service period. Compensation expense relating to awards subject to performance conditions is recognized if it is probable that the performance goals will be achieved. The probability of achievement is assessed on a quarterly basis. The total number of awards expected to vest is adjusted for estimated forfeitures. We have elected to use the simplified method to calculate the beginning pool of excess tax benefits.
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. We have early adopted this standard in the fourth quarter of 2015 on a prospective basis. Prior periods have not been adjusted.
In April 2015, the FASB issued Accounting Standards Update 2015-03 Simplifying the Presentation of Debt Issuance Costs which Changes the Presentation of Debt Issuance Costs in Financial Statements (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company early adopted ASU 2015-03 as of December 31, 2015, as permitted. There is no impact of early adoption of ASU 2015-03 on the consolidated statements of operations and comprehensive loss. The impact of early adoption on the consolidated balance sheets as of the dates presented is noted in the table below (in thousands):

	December 31, 2015			December 31, 2014
	Prior to Adoption of ASU 2015-03	ASU 2015-03 Adjustment	As Adopted	Prior to Adoption of ASU 2015-03 (as previously reported)	ASU 2015-03 Adjustment	As Adopted
Other long-term assets	5,579	(3,270)	2,309	8,340	(4,691)	3,649
Total assets	335,612	(3,270)	332,342	327,960	(4,691)	323,269

Current portion of convertible notes	—	—	—	98,880	(1,431)	97,449
Current liabilities	52,251	—	52,251	171,860	(1,431)	170,429

Long-term portion of convertible notes	304,705	(3,270)	301,435	182,395	(3,260)	179,135
Total liabilities	439,916	(3,270)	436,646	442,789	(4,691)	438,098
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB deferred the effective date by one year for public entities for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted for periods after December 15, 2016. We are currently evaluating the impact of adopting ASU 2014-09, inclusive of available transitional methods on our consolidated financial statements and related disclosures.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, (“ASU 2014-15”). ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and earlier application is permitted. The adoption of this guidance will not have any impact on the Company’s financial position and results of operations and, at this time, we do not expect any impact on its disclosures.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases, (“ASU 2016-02”). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.
NOTE 2. RESEARCH AND COLLABORATION AGREEMENTS
Ipsen Collaboration
On February 29, 2016, we entered into a collaboration and license agreement with Ipsen Pharma SAS, (“Ipsen”) pursuant to which Ipsen has exclusive commercialization rights for current and potential future cabozantinib indications outside of the United States, Canada and Japan. The companies have agreed to collaborate on the development of cabozantinib for current and potential future indications. See “Note 15 - Subsequent Events” for more information regarding our Ipsen collaboration.
Genentech Collaboration
In December 2006, we out-licensed the development and commercialization of cobimetinib to Genentech pursuant to a worldwide collaboration agreement. Exelixis discovered cobimetinib internally and advanced the compound to investigational new drug (“IND”), status.
Genentech paid upfront and milestone payments of $25.0 million in December 2006 and $15.0 million in January 2007 upon signing of the collaboration agreement and with the submission of the IND application for cobimetinib. Under the terms of the agreement, we were responsible for developing cobimetinib through the determination of the maximum-tolerated dose in a phase 1 clinical trial, and Genentech had the option to co-develop cobimetinib, which Genentech could exercise after receipt of certain phase 1 data from us. In March 2008, Genentech exercised its option to co-develop cobimetinib. In March 2009, we granted to Genentech an exclusive worldwide revenue-bearing license to cobimetinib, at which point Genentech became responsible for completing the phase 1 clinical trial and subsequent clinical development.
The U.S. Food and Drug Administration approved cobimetinib in the United States under the brand name COTELLICTM on November 10, 2015. It is indicated in combination with vemurafenib as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma. COTELLIC in combination with vemurafenib has also been approved in Switzerland, the European Union and Canada for use in the same indication.
Under the terms of our collaboration agreement with Genentech for cobimetinib, we are entitled to a share of U.S. profits and losses for cobimetinib. The profit and loss share has multiple tiers: we are entitled to 50% of profits and losses from the first $200 million of U.S. actual sales, decreasing to 30% of profits and losses from U.S. actual sales in excess of $400 million. We are entitled to low double-digit royalties on ex-U.S. net sales. In November 2013, we exercised an option under the collaboration agreement to co-promote in the United States, if commercialized. Following the approval of COTELLIC in the United States in November 2015, we began fielding 25% of the sales force promoting COTELLIC in combination with vemurafenib as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma.
We recorded net losses of $16.6 million, $2.9 million and $0.7 million under the collaboration agreement during the years ended December 31, 2015, 2014 and 2013, respectively; those costs are included in Selling, General and Administrative expenses on the accompanying Consolidated Statement of Operations. A portion of the liability for those costs, identified as Accrued collaboration liability on the accompanying Consolidated Balance Sheets, includes commercialization expenses that Genentech has allocated to the collaboration but remain under discussion between us and Genentech. We also recognized license revenues of $14 thousand for royalties on ex-U.S. net sales of COTELLIC during the year ended December 31, 2015. We recognized no such royalties during the years ended December 31, 2014 and 2013.
Other Collaborations
We have established collaborations with other leading pharmaceutical and biotechnology companies, including GlaxoSmithKline, Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), Sanofi, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo Company Limited (“Daiichi Sankyo”), for various compounds and programs in our portfolio. With the exception of collaboration with Ipsen, we have fully out-licensed compounds or programs to a partner for further development and commercialization under these collaborations and have no further development cost obligations under our collaborations. Under each of our collaborations, we are entitled to receive milestones and royalties, or in the case of cobimetinib, a share of profits (or losses) from commercialization.
With respect to our partnered compounds, other than cabozantinib and cobimetinib, we are eligible to receive potential contingent payments totaling approximately $2.3 billion in the aggregate on a non-risk adjusted basis, of which 10% are related to clinical development milestones, 42% are related to regulatory milestones and 48% are related to commercial milestones, all to be achieved by the various licensees, which may not be paid, if at all, until certain conditions are met.
Bristol-Myers Squibb
ROR Collaboration Agreement
In October 2010, we entered into a worldwide collaboration with Bristol-Myers Squibb pursuant to which each party granted to the other certain intellectual property licenses to enable the parties to discover, optimize and characterize ROR antagonists that may subsequently be developed and commercialized by Bristol-Myers Squibb. Since the collaborative research period ended in July 2013, Bristol-Myers Squibb has and will continue to have sole responsibility for any further research, development, manufacture and commercialization of products developed under the collaboration and will bear all costs and expenses associated with those activities.
For each product developed by Bristol-Myers Squibb under the collaboration, we will be eligible to receive payments upon the achievement by Bristol-Myers Squibb of development and regulatory milestones of up to $252.5 million in the aggregate and commercialization milestones of up to $150.0 million in the aggregate, as well as royalties on commercial sales of any such products.
We recognized contract revenues of $1.5 million during the year ended December 31, 2013 under our ROR collaboration agreement with Bristol-Myers Squibb. We recognized no such revenue during the years ended December 31, 2015 and 2014.
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
We did not any recognize any revenue under our LXR collaboration agreement with Bristol-Myers Squibb during the three years ended December 31, 2015.
Terminated Agreements
During 2013, additional license and collaboration agreements with Bristol-Myers Squibb were terminated or concluded. We recognized license and contract revenues of $14.8 million during the year ended December 31, 2013 under these terminated agreements with Bristol-Myers Squibb.
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

We did not recognize any revenue under our collaboration agreement with Sanofi during the three years ended December 31, 2015.
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
We will be eligible to receive payments associated with the successful achievement of potential development and regulatory milestones for multiple indications of up to $236.0 million. We will also be eligible to receive payments for combined sales performance milestones of up to $375.0 million and royalties on net-sales of products emerging from the agreement. Contingent payments associated with milestones achieved by Merck and royalties are payable on compounds emerging from our PI3K-d program or from certain compounds that arise from Merck’s internal discovery efforts targeting PI3K-d during a certain period.
We recognized contract revenues of $3.0 million from a milestone payment during the year ended December 31, 2015 under our collaboration agreement with Merck. We did not any recognize any such revenue during the years ended December 31, 2014 and 2013.
Daiichi Sankyo
In March 2006, we entered into a collaboration agreement with Daiichi Sankyo for the discovery, development and commercialization of novel therapies targeted against the mineralocorticoid receptor (“MR”), a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic diseases. Under the terms of the agreement, we granted to Daiichi Sankyo an exclusive, worldwide license to certain intellectual property primarily relating to compounds that modulate MR, including CS-3150 (an isomer of XL550). Daiichi Sankyo is responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds and we do not have rights to reacquire such compounds, except as described below.
We are eligible to receive additional development, regulatory and commercialization milestone payments of up to $145.0 million. In addition, we are also entitled to receive royalties on any sales of certain products commercialized under the collaboration.
We did not recognize any revenue under our collaboration agreement with Daiichi Sankyo during the three years ended December 31, 2015.
GlaxoSmithKline
In October 2002, we established a collaboration with GlaxoSmithKline to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. Under the terms of the product development and commercialization agreement, GlaxoSmithKline had the right to choose cabozantinib for further development and commercialization, but notified us in October 2008 that it had waived its right to select the compound for such activities. As a result, we retained the rights to develop, commercialize, and/or license cabozantinib, subject to payment to GlaxoSmithKline of a 3% royalty on net sales of any product incorporating cabozantinib. The product development and commercialization agreement has terminated during 2014, although GlaxoSmithKline will continue to be entitled to a 3% royalty on net sales of any product incorporating cabozantinib, including COMETRIQ.
In connection with the sales of COMETRIQ, during the years ended December 31, 2015, 2014 and 2013 we recorded $1.0 million, $0.7 million and $0.4 million, respectively in royalty expense to GlaxoSmithKline; the royalty expense is included in Cost of goods sold in the accompanying Consolidated Statements of Operations.
NOTE 3. RESTRUCTURINGS
2014 Restructuring
On September 2, 2014, as a consequence of the failure of COMET-1, one of our two phase 3 pivotal trials of cabozantinib in metastatic castration-resistant prostate cancer, we initiated a restructuring, which we refer to as the 2014 Restructuring, to reduce our workforce. The aggregate reduction in headcount from the 2014 Restructuring was 143 employees.

The principal objective of the 2014 Restructuring was to enable us to focus our financial resources on the phase 3 pivotal trials of cabozantinib in advanced renal cell carcinoma and advanced hepatocellular carcinoma.
For the years ended December 31, 2015 and 2014, we recorded restructuring charges of $0.3 million and $6.1 million, respectively, for the 2014 Restructuring. The restructuring charge for the year ended December 31, 2015 included $1.6 million in additional charges due to the partial termination of one of our building leases and additional facility-related charges related to the decommissioning and exit of certain buildings. The restructuring charge for the year ended December 31, 2015 was partially offset by $1.0 million in recoveries recorded in connection with the sale of excess equipment and other assets that had previously been fully depreciated. The restructuring charge for the year ended December 31, 2014 includes $5.8 million of employee severance and other benefits that are recognized ratably during the period from the implementation date of the 2014 Restructuring through the employees’ termination dates. In addition, we recorded charges of $0.3 million for property and equipment write-downs and other charges, which were partially offset by recoveries recorded in connection with the sale of excess equipment and other assets that were previously fully impaired and the reversal of severance charges recorded in 2014 for employees that were recalled in 2015.
The restructuring liability related to the 2014 Restructuring is included in the current and long-term portion of restructuring liability on the accompanying Consolidated Balance Sheets. The components of and changes to these liabilities during the year ended December 31, 2015 are summarized in the following table (in thousands):

	Employee Severance and Other Benefits	Facility Charges	Asset Impairment and Sales	Legal and Other Fees	Total
Restructuring charge	$5,775	$65	$188	$59	$6,087
Proceeds from sale of assets	—	—	100	—	100
Cash payments, net	(4,507)	(65)	—	(12)	(4,584)
Other items	22	—	(288)	—	(266)
Restructuring liability as of December 31, 2014	1,290	—	—	47	1,337
Restructuring charge (recovery)	(269)	1,582	(981)	(47)	285
Proceeds from sale of assets	—	—	1,325	—	1,325
Cash payments, net	(1,021)	(1,357)	—	—	(2,378)
Other items	—	278	(344)	—	(66)
Restructuring liability as of December 31, 2015	$—	$503	$—	$—	$503
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
For the years ended December 31, 2015, 2014 and 2013, we recorded restructuring charges of $0.8 million, $1.5 million and $1.2 million, respectively, for the 2010 Restructurings. The charges for the periods presented were related to the effect of the passage of time on our discounted cash flow computations for the exit, in prior periods, of certain of our South San Francisco buildings and changes in estimates regarding future subleases. During the year ended December 31, 2014, those charges were partially offset by $0.1 million in recoveries recorded in connection with the sale of excess equipment and other assets.

The total outstanding restructuring liability related to the 2010 Restructurings is included in the current and long-term portion of restructuring liability on the accompanying Consolidated Balance Sheets. The changes of these liabilities, all of which related to facility charges during the year ended December 31, 2015, are summarized in the following table (in thousands):

	Facility Charges	Other	Total
Restructuring liability as of December 31, 2012	$19,202	$20	$19,222
Restructuring charge	662	569	1,231
Proceeds from sale of assets	—	95	95
Cash payments, net	(6,331)	(434)	(6,765)
Other items	(73)	(238)	(311)
Restructuring liability as of December 31, 2013	13,460	12	13,472
Restructuring charge (recovery)	1,626	(117)	1,509
Proceeds from sale of assets	—	199	199
Cash payments, net	(5,644)	(8)	(5,652)
Other items	12	(86)	(74)
Restructuring liability as of December 31, 2014	9,454	—	9,454
Restructuring charge	757	—	757
Cash payments, net	(6,449)	—	(6,449)
Other items	325	—	325
Restructuring liability as of December 31, 2015	$4,087	$—	$4,087
We expect to pay the combined accrued facility charges for both the 2014 Restructuring and the 2010 Restructurings of $4.6 million, net of $6.1 million to be received from our subtenants, through the end of our lease terms of the buildings, the last of which ends in 2017. We expect to incur additional restructuring charges for both restructuring plans of approximately $0.3 million relating to the effect of the passage of time on our discounted cash flow computations used to determine the accrued facilities charges through the end of the building lease terms.
NOTE 4. CASH AND INVESTMENTS
The following table summarizes cash and cash equivalents, investments, and restricted cash and investments by balance sheet line item as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$141,634	$—	$—	$141,634
Short-term investments	25,484	5	(63)	25,426
Long-term investments	83,665	2	(67)	83,600
Long-term restricted cash and investments	2,650	—	—	2,650
Total cash and investments	$253,433	$7	$(130)	$253,310

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$80,395	$—	$—	$80,395
Short-term investments	63,988	37	(135)	63,890
Short-term restricted cash and investments	12,105	107	—	12,212
Long-term investments	81,600	1	(22)	81,579
Long-term restricted cash and investments	4,684	—	—	4,684
Total cash and investments	$242,772	$145	$(157)	$242,760

Under our loan and security agreement with Silicon Valley Bank, we are required to maintain compensating balances on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates. The total collateral balances as of December 31, 2015 and 2014 were $81.6 million and $82.0 million, respectively and are reflected in our Consolidated Balance Sheets in Long-term investments. See “Note 7 - Debt” for more information regarding the collateral balance requirements under our Silicon Valley Bank loan and security agreement.
All of our cash equivalents and investments are classified as available-for-sale. The following table summarizes our cash equivalents and investments by security type as of December 31, 2015 and 2014. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$72,000	$—	$—	$72,000
Commercial paper	78,155	—	—	78,155
Corporate bonds	72,205	4	(118)	72,091
U.S. Treasury and government sponsored enterprises	28,434	1	(12)	28,423
Marketable equity securities	16	2	—	18
Total investments	$250,810	$7	$(130)	$250,687

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$23,376	$—	$—	$23,376
Commercial paper	56,714	—	—	56,714
Corporate bonds	143,444	35	(157)	143,322
U.S. Treasury and government sponsored enterprises	12,105	107	—	12,212
Municipal bonds	2,659	3	—	2,662
Total investments	$238,298	$145	$(157)	$238,286
There were no gains or losses on the sales of investments during the years ended December 31, 2015, 2014 and 2013.
All of our investments are subject to a quarterly impairment review. During the years ended December 31, 2015, 2014, and 2013 we did not record any other-than-temporary impairment charges on our available-for-sale securities. As of December 31, 2015, there were 62 investments in an unrealized loss position with gross unrealized losses of $130 thousand and an aggregate fair value $109.5 million. We had a single investment with a gross unrealized loss of $3 thousand and an aggregate fair value of $1.4 million that has been in an unrealized loss position for more than one year. Investments in an unrealized loss position are primarily comprised of corporate bonds. The unrealized losses were not attributed to credit risk, but rather associated with the changes in interest rates. Based on the scheduled maturities of our investments, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The following summarizes the fair value of securities classified as available-for-sale by contractual maturity as of December 31, 2015 (in thousands):

	Mature within One Year	After One Year through Two Years	Fair Value
Money market funds	$72,000	$—	$72,000
Commercial paper	78,155	—	78,155
Corporate bonds	49,483	22,608	72,091
U.S. Treasury and government sponsored enterprises	22,427	5,996	28,423
Total	$222,065	$28,604	$250,669
Cash and marketable equity securities are excluded from the table above. The classification of certain compensating balances and restricted investments are dependent upon the term of the underlying restriction on the asset and not the maturity date of the investment. Therefore, certain long-term investments and long-term restricted cash and investments have contractual maturities within one year.
NOTE 5. INVENTORY
Inventory consists of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$1,037	$1,118
Work in process	2,251	2,845
Finished goods	583	559
Total	3,871	4,522
Less: non-current portion included in Other long-term assets	(1,255)	(2,141)
Inventory	$2,616	$2,381
We generally relieve inventory on a first-expiry, first-out basis. Write-downs related to expiring and excess inventory are charged to cost of goods sold. Such write-downs were $1.2 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively. The non-current portion of inventory is recorded within Other long-term assets on the accompanying Consolidated Balance Sheets and is comprised of a portion of the active pharmaceutical ingredient that is included in raw materials and work in process inventories. There were no other write-downs for obsolete inventory.
NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Laboratory equipment	$4,749	$13,677
Computer equipment and software	11,890	14,840
Furniture and fixtures	2,253	3,701
Leasehold improvements	6,395	16,364
Construction-in-progress	456	120
	25,743	48,702
Less: accumulated depreciation and amortization	(24,309)	(46,270)
Property and equipment, net	$1,434	$2,432
For the years ended December 31, 2015, 2014 and 2013, we recorded depreciation expense of $1.4 million, $2.4 million and $3.1 million, respectively.
In 2014 and 2013, we recorded gross asset impairment charges in the amounts of $0.7 million and $0.1 million, respectively, in connection with the Restructurings. There were no such charges in 2015. The amount recorded as a restructuring charge for asset impairment, as presented in “Note 3 - Restructurings,” was net of the gain on the sale of such assets. In 2015 and 2014, the gain on the sale of excess equipment was $1.0 million and $0.6 million, respectively. There were no such gains in 2013. Cash proceeds on those sales were $1.3 million, $0.3 million and $0.1 million during 2015, 2014 and 2013, respectively.

NOTE 7. DEBT
The amortized carrying amount of our debt consists of the following (in thousands):

	December 31,
	2015	2014
Convertible Senior Subordinated Notes due 2019	$198,708	$179,135
Secured Convertible Notes due 2018	102,727	97,449
Silicon Valley Bank term loan	80,000	80,000
Silicon Valley Bank line of credit	—	381
Total debt	381,435	356,965
Less: current portion	—	(97,830)
Long-term debt	$381,435	$259,135
Convertible Senior Subordinated Notes due 2019
In August 2012, we issued and sold $287.5 million aggregate principal amount of the 4.25% Convertible Senior Subordinated Notes due 2019, (the “2019 Notes”), for net proceeds of $277.7 million. The 2019 Notes mature on August 15, 2019, unless earlier converted, redeemed or repurchased, and bear interest at a rate of 4.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2013. Subject to certain terms and conditions, at any time on or after August 15, 2016, we may redeem for cash all or a portion of the 2019 Notes. The redemption price will equal 100% of the principal amount of the 2019 Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Upon the occurrence of certain circumstances, holders may convert their 2019 Notes prior to the close of business on the business day immediately preceding May 15, 2019. On or after May 15, 2019, until the close of business on the second trading day immediately preceding August 15, 2019, holders may surrender their 2019 Notes for conversion at any time. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate of 188.2353 shares of common stock per $1,000 principal amount of the 2019 Notes is equivalent to a conversion price of approximately $5.31 per share of common stock and is subject to adjustment in connection with certain events. If a Fundamental Change, as defined in the indenture governing the 2019 Notes, occurs, holders of the 2019 Notes may require us to purchase for cash all or any portion of their 2019 Notes at a purchase price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change purchase date. In addition, if certain specified bankruptcy and insolvency-related events of default occur, the principal of, and accrued and unpaid interest on, all of the then outstanding notes will automatically become due and payable. If an event of default other than certain specified bankruptcy and insolvency-related events of default occurs and is continuing, the Trustee of the 2019 Notes by notice to us or the holders of at least 25% in principal amount of the outstanding 2019 Notes by notice to us and the Trustee, may declare the principal of, and accrued and unpaid interest on, all of the then outstanding 2019 Notes to be due and payable.
In connection with the offering of the 2019 Notes, $36.5 million of the proceeds were deposited into an escrow account which contained an amount of permitted securities sufficient to fund, when due, the total aggregate amount of the first six scheduled semi-annual interest payments on the 2019 Notes. As of December 31, 2015, we have used all of the remaining amount held in the escrow account to pay the required semi-annual interest payments and therefore future semi-annual interest payments will be made from unrestricted cash and investments.
The debt discount and debt issuance costs will be amortized as interest expense through August 2019. The following is a summary of interest expense for the 2019 Notes (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stated coupon interest	$12,218	$12,253	$12,219
Amortization of debt discount and debt issuance costs	19,573	17,804	16,201
Total interest expense	$31,791	$30,057	$28,420
The balance of unamortized debt costs was $2.6 million and $3.3 million as of December 31, 2015 and December 31, 2014, respectively, which, pursuant to the early adoption of ASU 2015-03, is recorded as a reduction of the carrying amount of the 2019 Notes on the accompanying Consolidated Balance Sheets. See “Note 1 - Organization and Summary of Significant Accounting Policies” for more information regarding the early adoption ASU 2015-03.
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
As of December 31, 2015 and 2014, the outstanding principal balance on the Deerfield Notes was $103.8 million and $104.0 million, respectively, which, subject to certain limitations, is payable in cash or in stock at our discretion. Beginning on July 2, 2015, the outstanding principal amount of the Deerfield Notes bears interest at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum. Through July 1, 2015, the outstanding principal amount of the Deerfield Notes bore interest in the annual amount of $6.0 million, payable quarterly in arrears.
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
The following is a summary of interest expense for the Deerfield Notes (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stated coupon interest	$6,792	$6,000	$6,000
Amortization of debt discount, debt issuance costs and interest paid in kind	9,278	11,731	10,089
Total interest expense	$16,070	$17,731	$16,089
The balance of unamortized debt issuance costs was $0.7 million and $1.4 million as of December 31, 2015 and December 31, 2014, respectively, which, pursuant to the early adoption of ASU 2015-03, is recorded as a reduction of the carrying amount of the 2019 Notes on the accompanying Consolidated Balance Sheets. See “Note 1 - Organization and Summary of Significant Accounting Policies” for more information regarding the early adoption ASU 2015-03. Prior to our exercise of the option to extend the maturity date to July 1, 2018, the unamortized discount, fees and costs were amortized into interest expense as a yield adjustment through July 1, 2015. Effective March 4, 2015, upon notification of our election to require the New Deerfield Purchasers to acquire the Deerfield Notes and extend the maturity date to July 1, 2018, we began to amortize the remaining unamortized discount, fees and costs through July 1, 2018 using the effective interest method and an effective interest rate of 15.26%.
In each of January 2014 and 2013, we made mandatory prepayments of $10.0 million on the Deerfield Notes. We were required to make an additional mandatory prepayment on the Deerfield Notes in January 2015 equal to 15% of certain revenues from collaborative arrangements, which we refer to as Development/Commercialization Revenue, received during the prior fiscal year, subject to a maximum prepayment amount of $27.5 million. We received no such revenues during the fiscal year ended December 31, 2014 and therefore made no minimum prepayment in January 2015. As a result of the extension of the maturity date of the Deerfield Notes to July 1, 2018, our obligation to make annual mandatory prepayments equal to 15% of Development/Commercialization Revenue received by us during the prior fiscal year will continue to apply in each of 2016, 2017 and 2018. However, we will only be obligated to make any such annual mandatory prepayment if the New Deerfield

Purchasers provide notice to us of their election to receive the prepayment. Pursuant to this requirement, we notified Deerfield that they were entitled to a mandatory prepayment of $450,000 as a result of to the $3.0 million milestone payment received from Merck during 2015; the New Deerfield Purchasers elected not to receive a mandatory prepayment in January 2016. Mandatory prepayments relating to Development/Commercialization Revenue will continue to be subject to a maximum annual prepayment amount of $27.5 million. The definition of “Development/Commercialization Revenue” expressly excludes any sale or distribution of drug or pharmaceutical products in the ordinary course of our business, and any proceeds from any Intellectual Property Sales (as further described below), but would include our share of the net profits from the commercialization of cobimetinib in the U.S. and the receipt of royalties from cobimetinib sales outside the U.S., if any.
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
In connection with the January 2014 amendment to the note purchase agreement, on January 22, 2014, we issued to the New Deerfield Purchasers two-year warrants, which we refer to as the 2014 Warrants, to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $9.70 per share. Subsequent to our election to extend the maturity date of the Deerfield Notes, the exercise price of the 2014 Warrants was reset to $3.445 per share and the term was extended by two years to January 22, 2018. See “Note 8 - Common Stock and Warrants” for more information on the valuation of the 2014 Warrants.
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
Silicon Valley Bank Loan and Security Agreement
On May 22, 2002, we entered into a loan and security agreement with Silicon Valley Bank for an equipment line of credit. On December 21, 2004, December 21, 2006 and December 21, 2007, we amended the loan and security agreement to provide for additional equipment lines of credit and on June 2, 2010, we further amended the loan and security agreement to provide for a new seven-year term loan in the amount of $80.0 million. As of both December 31, 2015 and 2014, the outstanding principal balance due under the term loan was $80.0 million. As of December 31, 2015 and 2014, the outstanding principal balance under the lines of credit was $0 and $0.4 million, respectively. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. In accordance with the terms of the loan and security agreement, we are required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement (although we are entitled to retain income earned or the amounts maintained in such accounts). Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.0%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement.
The total collateral balance as of December 31, 2015 and 2014 was $81.6 million and $82.0 million, respectively, and is reflected in our Consolidated Balance Sheet in Long-term Investments as the amounts are not restricted as to withdrawal. However, withdrawal of some or all of this amount such that the collateral balance falls below the required level could result in Silicon Valley Bank declaring the obligation immediately due and payable.
Future Principal Payments
Aggregate contractual future principal payments of our debt were as follows as of December 31, 2015 (in thousands):

Year Ending December 31, (1)
2016	$—
2017	80,000
2018	124,972
2019	287,500
Thereafter	—
 ____________________

(1)	The actual timing of payments made may differ materially.
NOTE 8. COMMON STOCK AND WARRANTS
Sale of Shares of Common Stock
In July 2015, we completed a registered underwritten public offering of 28,750,000 shares of our common stock, including 3,750,000 shares issued under the underwriters’ 30-day option to buy shares, at a price of $5.40 per share pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission (“SEC”), which was filed and automatically became effective on July 1, 2015. We received $145.6 million in net proceeds from the offering after deducting the underwriting discount and other estimated expenses. The shares of common stock were listed on The NASDAQ Global Select Market. All of the shares in the offering were sold by the Company.
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
In January 2014, we completed a registered underwritten public offering of 10,000,000 shares of our common stock at a price of $8.00 per share pursuant to a shelf registration statement previously filed with the SEC, which the SEC declared effective on June 8, 2012. We received $75.6 million in net proceeds from the offering after deducting the underwriting discount and related offering expenses.
Conversion of Debt into Common Stock
The 2019 Notes and the Deerfield Notes are, under certain circumstances, convertible into shares of our common stock. See “Note 7 - Debt” for more information regarding the conversion features of these instruments.
2014 Warrants
In connection with an amendment to the note purchase agreement for the Original Deerfield Notes, in January 2014 we issued to the New Deerfield Purchasers two-year warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $9.70 per share. Subsequent to our March 2015 notification of our election to extend the maturity date of the Deerfield Notes, the exercise price of the 2014 Warrants was reset to $3.445 per share and the term was extended by two years to January 22, 2018.
The 2014 Warrants contain certain limitations that prevent the holder from acquiring shares upon exercise that would result in the number of shares beneficially owned by the holder to exceed 9.98% of the total number of shares of our common stock then issued and outstanding. In addition, upon certain changes in control of Exelixis, to the extent the 2014 Warrants are not assumed by the acquiring entity, or upon certain defaults under the 2014 Warrants, the holder has the right to net exercise the 2014 Warrants for shares of common stock, or be paid an amount in cash in certain circumstances where the current holders of our common stock would also receive cash, equal to the Black-Scholes Merton value of the 2014 Warrants.
In connection with the issuance of the 2014 Warrants, we entered into a registration rights agreement with Deerfield, pursuant to which we filed a registration statement with the SEC covering the resale of the shares of common stock issuable upon exercise of the 2014 Warrants.
Due to the potential increase in term and decrease of the exercise price, the 2014 Warrants were included in Other long-term liabilities at their current estimated fair value, which was $1.5 million and $0.9 million as of March 18, 2015 and December 31, 2014, respectively. We recorded an unrealized loss of $0.5 million and an unrealized gain of $1.8 million on the 2014 Warrants during the years ended December 31, 2015 and 2014, respectively, which is included in Interest income and other, net. Subsequent to our March 2015 notification of our election to extend the maturity date of the Deerfield Notes, the terms of the 2014 Warrants became fixed as of March 18, 2015 and the 2014 Warrants were transferred to Additional paid-in capital as of that date at their then estimated fair value of $1.5 million. See “Note 9 - Fair Value Measurements” for more information on the valuation of the 2014 Warrants.
The warrants are participating securities. The warrant holders do not have a contractual obligation to share in our losses.
NOTE 9. FAIR VALUE MEASUREMENTS
The following table sets forth the fair value of our financial assets and liabilities that were measured and recorded on a recurring basis as of December 31, 2015 and 2014. We did not have any financial liabilities that were measured and recorded on a recurring basis or Level 3 investments as of December 31, 2015. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	December 31, 2015
	Level 1	Level 2	Total
Money market funds	$72,000	$—	$72,000
Commercial paper	—	78,155	78,155
Corporate bonds	—	72,091	72,091
U.S. Treasury and government sponsored enterprises	—	28,423	28,423
Marketable equity securities	18	—	18
Total financial assets	$72,018	$178,669	$250,687

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$23,376	$—	$—	$23,376
Commercial paper	—	56,714	—	56,714
Corporate bonds	—	143,322	—	143,322
U.S. Treasury and government sponsored enterprises	—	12,212	—	12,212
Municipal bonds	—	2,662	—	2,662
Total financial assets	$23,376	$214,910	$—	$238,286
Financial liabilities:
Warrants	$—	$—	$921	$921

The following is a reconciliation of changes in the fair value of warrants which are classified as Level 3 in the fair value hierarchy (in thousands):

Balance at December 31, 2014	$921
Unrealized loss at final re-measurement of warrants on March 18, 2015, included in Interest income and other, net	549
Transfer of warrants from Other long-term liabilities to Additional paid-in capital at their estimated fair value upon warrant repricing on March 18, 2015	(1,470)
Balance at December 31, 2015	$—
The estimated fair value of our financial instruments that are carried at amortized cost for which it is practicable to determine a fair value was as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Notes	$198,708	$336,260	$179,135	$156,889
Silicon Valley Bank Term Loan	$80,000	$79,815	$80,000	$79,943
Silicon Valley Bank Line of Credit	$—	$—	$381	$381
As of December 31, 2015, the carrying value and estimated fair value of our Deerfield Notes was $102.7 million and $101.1 million, respectively. As of December 31, 2014, we had determined that it was not practicable to determine the fair value of the Deerfield Notes due to the unique structure of the instrument, including the Extension Option, which was exercised in March 2015, and was financed by entities affiliated with Deerfield.
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

•
We estimate the fair value of our other debt instruments, where possible, using the net present value of the payments. For the Silicon Valley Bank term loan and line of credit, we use an interest rate that is consistent with money-market rates that would have been earned on our non-interest-bearing compensating balances as our discount rate, which is a Level 2 input. For the Deerfield Notes, we used a discount rate of 17%, which we estimate as our current borrowing rate for similar debt as of December 31, 2015, which is a Level 3 input.

•
The 2014 Warrants were valued using a Monte Carlo simulation model until December 31, 2014 and the Black-Scholes Merton option pricing model on March 18, 2015. The expected life was based on the contractual terms of the 2014 Warrants, and in certain simulations, assumed the two year extension that would result from our exercise of the Extension Option; as of and subsequent to September 30, 2014, we estimated that it was probable that we would exercise this two-year extension. We considered implied volatility as well as our historical volatility in developing our estimate of expected volatility. The fair value of the 2014 Warrants was estimated using the following assumptions, which, except for risk-free interest rate, are Level 3 inputs (dollars in thousands):

	March 18, 2015	December 31, 2014
Risk-free interest rate	0.87%	1.07%
Dividend yield	—%	—%
Volatility	95%	96%
Average expected life	2.8 years	3.1 years

NOTE 10. EMPLOYEE BENEFIT PLANS
Equity Incentive Plans
We have several equity incentive plans under which we have granted incentive stock options, non-qualified stock options and RSUs to employees, directors and consultants. The Board of Directors or a designated Committee of the Board is responsible for administration of our employee equity incentive plans and determines the term, exercise price and vesting terms of each option. Prior to May 2011, options issued to our employees had a four-year vesting term, an exercise price equal to the fair market value on the date of grant, and a ten year life from the date of grant (6.2 years for options issued in exchange for options cancelled under our 2009 option exchange program). Stock options issued after May 2011 have a four-year vesting term, an exercise price equal to the fair market value on the date of grant, and a seven year life from the date of grant. RSUs granted to our employees vest over a four year term; RSUs issued after September 29, 2011 vest annually; the remaining unvested portion of RSUs issued prior to September 29, 2011 vested quarterly.
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
Employee Stock Purchase Plan
In January 2000, we adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each six month purchase period. Compensation expense related to our ESPP was $0.4 million, $0.8 million, and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had 1,046,959 shares available for issuance under our ESPP. We issued 324,315 shares, 669,565 shares, and 345,828 shares of common stock during the years ended December 31, 2015, 2014 and 2013, respectively, pursuant to the ESPP at an average price per share of $1.75, $2.14 and $4.13, respectively.
Stock-Based Compensation
We recorded and allocated employee stock-based compensation expense for our equity incentive plans and our ESPP as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development expense	$11,691	$3,245	$6,021
Selling, general and administrative	10,286	6,783	5,948
Restructuring-related stock compensation expense (recovery)	—	(22)	49
Total employee stock-based compensation expense	$21,977	$10,006	$12,018
We use the Black-Scholes Merton option pricing model to value our stock options. The weighted average grant-date fair value of our stock options and ESPP purchases was as follows:

	2015	2014	2013
Stock options	$2.55	$1.46	$2.97
ESPP	$1.20	$1.28	$1.64

The fair value of employee stock option awards and ESPP purchases was estimated using the following assumptions:

	Stock Options
	2015	2014	2013
Risk-free interest rate	1.22%	1.80%	1.51%
Dividend yield	—%	—%	—%
Volatility	93%	85%	61%
Expected life	4.5 years	5.5 years	5.6 years

	ESPP
	2015	2014	2013
Risk-free interest rate	0.15%	0.06%	0.11%
Dividend yield	—%	—%	—%
Volatility	98%	69%	66%
Expected life	6 months	6 months	6 months
The expected life computation is based on historical exercise patterns and post-vesting termination behavior. We considered implied volatility as well as our historical volatility in developing our estimate of expected volatility.
A summary of all option activity was as follows for the periods presented (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	27,811,992	$5.00
Granted	8,894,800	$3.78
Exercised	(2,340,963)	$4.66
Forfeited	(924,890)	$3.67
Expired	(6,015,085)	$7.12
Options outstanding at December 31, 2015	27,425,854	$4.22	5.09 years	$51,501
Exercisable at December 31, 2015	15,666,177	$4.68	4.38 years	$25,532
At December 31, 2015, a total of 8,041,842 shares were available for grant under our stock option plans.
The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2015 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. The total intrinsic value of options exercised was $2.9 million during the year ended December 31, 2015 and nominal in 2014 and 2013. The total estimated fair value of employee options vested and recorded as expense in 2015, 2014 and 2013 was $18.9 million, $8.6 million and $7.4 million, respectively.
On July 20, 2015, as a result of positive top-line results from the primary analysis of METEOR, the Compensation Committee of the Board of Directors of Exelixis convened to determine we had met certain performance objectives for performance-based stock options granted to employees in 2013, 2014 and 2015. As a result of this determination, 6,982,613 performance-based stock options vested on July 20, 2015. Previously, we had not considered achievement of those performance objectives to be probable and therefore, we recorded $9.9 million in employee stock-based compensation expense during 2015 related to those options.
We have an additional 5,934,052 outstanding unvested stock options as of December 31, 2015 which were granted to employees in 2014 and 2015 and are subject to performance objectives tied to the achievement of regulatory goals set by the Compensation Committee of our Board of Directors and will vest in part based on achievement of such goals. As of

December 31, 2015, we expect that achievement of the performance objectives tied to 2,967,026 performance-based stock options with a fair value of $3.7 million is probable and have, therefore, recorded $3.3 million of stock-based compensation expense in connection with such awards; the remainder of the expense for these awards will be recognized on a straight-line basis through the anticipated achievement date of the performance objectives. We have not included any stock-based compensation expense for the remaining 2,967,026 stock options with performance objectives for which the achievement of the performance goals is not considered probable; the grant date fair value of such awards outstanding was $3.7 million.
The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding				Options Outstanding and Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.46 - $1.87	7,997,474	5.78 years		$1.70	3,857,469	$1.70
$1.90	3,738,000	6.07 years		$1.90	1,826,502	$1.90
$2.57 - $4.88	2,772,796	5.27 years		$3.80	1,681,199	$3.98
$5.01 - $5.51	4,043,479	4.02 years	3,186,063	$5.44	3,186,063	$5.44
$5.55 - $6.02	2,600,943	4.70 years		$5.73	1,890,661	$5.70
$6.21	2,822,900	6.69 years		$6.21	—
$6.25 - $11.66	3,450,262	2.53 years		$8.71	3,224,283	$8.82
	27,425,854	5.09 years		$4.22	15,666,177	$4.68
As of December 31, 2015, $19.5 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.56 years.
Cash received from option exercises and purchases under the ESPP in 2015, 2014 and 2013 was $11.5 million, $1.6 million and $1.5 million, respectively.
A summary of all RSU activity was as follows for all periods presented (dollars in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Awards outstanding at December 31, 2014	961,469	$3.82
Awarded	838,535	$5.01
Vested and released	(672,951)	$5.62
Forfeited	(124,865)	$5.32
Awards outstanding at December 31, 2015	1,002,188	$5.16	2.50 years	$5,652
As of December 31, 2015, $3.4 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 2.50 years.
401(k) Retirement Plan
We sponsor a 401(k) Retirement Plan (the “401(k) Plan”) whereby eligible employees may elect to contribute up to the lesser of 50% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) Plan permits us to make matching contributions on behalf of all participants. We matched 100% of the first 3% of participant contributions into the 401(k) Plan in the form of our common stock. We recorded expense of $0.4 million, $1.1 million, and $0.8 million related to the stock match for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had 450,042 shares available for issuance under our 401(k) Plan.

NOTE 11. INCOME TAXES
The income tax (benefit) provision is based on the following loss before income taxes (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$(158,839)	$(237,780)	$(236,076)
Foreign	(10,843)	(30,944)	(8,780)
Total	$(169,682)	$(268,724)	$(244,856)
Income tax expense (benefit) consists of the following for the periods shown below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	55	(182)	12
Total current tax expense	55	(182)	12
Deferred:
Federal	—	—	(106)
State	—	—	(2)
Total deferred tax expense	—	—	(108)
Income tax provision (benefit)	$55	$(182)	$(96)
The 2015 income tax provision of $0.1 million relates to state minimum and franchise tax expenses as well as true ups related to prior year tax entries. The 2014 income tax benefit of $0.2 million resulted from the lapse of the applicable statute of limitations in California for the 2009 tax year, offset by current year state income tax expense. The 2013 income tax benefit of $0.1 million resulted from the exception to the general intra-period allocation rules required by ASC 740-20-45-7, and is related to the income tax effect of unrealized gains on available-for-sale investments included in other comprehensive income.
During 2013, Exelixis International (Bermuda) Ltd. (“Exelixis Bermuda”) acquired the existing and future intellectual property rights to exploit cabozantinib in jurisdictions outside of the United States. The transfer of the existing rights created a taxable gain in the U.S. and state jurisdictions. For tax purposes, that gain is primarily offset by current fiscal year losses and the remainder through the utilization of an insignificant amount of net operating loss carry-forwards for which there is a corresponding reduction to our valuation allowance. Because this was an intercompany transaction, ASC 740-10-25-3(e) applies, however, there was no impact to tax expense due to the full valuation allowance and therefore no deferred prepaid charge was recorded to the balance sheet.
A reconciliation of income taxes at the statutory federal income tax rate to our income tax (benefit) provision included in the Consolidated Statements of Operations is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S. federal income tax benefit at statutory rate	$(57,692)	$(91,366)	$(83,251)
Unutilized net operating losses	54,139	87,448	(3,438)
Non-deductible interest	3,308	3,598	3,380
Stock-based compensation	195	255	393
State tax expense	55	(182)	10
Available-for-sale investments	—	—	(106)
Impact of intellectual property rights transfer	—	—	82,858
Other	50	65	58
Income tax (benefit) provision	$55	$(182)	$(96)

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.
Our deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry-forwards	$464,504	$446,343
Tax credit and charitable contribution carry-forwards	64,350	64,368
Amortization of deferred stock compensation – non-qualified	14,615	27,500
Accruals and reserves not currently deductible	7,775	6,521
Book over tax depreciation and amortization	1,752	5,118
Deferred revenue	—	988
Total deferred tax assets	552,996	550,838
Valuation allowance	(523,574)	(511,171)
Net deferred tax assets	29,422	39,667
Deferred tax liabilities:
Unrealized gain on derivatives	(497)	(704)
Convertible debt	(28,925)	(38,963)
Total deferred tax liabilities	(29,422)	(39,667)
Net deferred taxes	$—	$—
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $12.4 million, increased by $89.7 million and decreased by $16.8 million during 2015, 2014 and 2013, respectively.
At December 31, 2015, we had federal net operating loss carry-forwards of approximately $1,323 million which expire in the years 2019 through 2035, and federal business tax credits of approximately $75 million which expire in the years 2020 through 2029. We also had state net operating loss carry-forwards of approximately $692 million, which expire in the years 2016 through 2035, California research and development tax credits of approximately $25 million which have no expiration. Included in the federal and state carry-forwards is $18 million related to deductions from the exercise of stock options and the related tax benefit that will result in an increase in additional paid-in capital if and when realized through a reduction of taxes paid in cash.
Under the Internal Revenue Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carry-forwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carry-forwards before utilization. We completed a Section 382 study through December 31, 2015, and concluded that an ownership change, as defined under Section 382, had not occurred.
ASC Topic 740-10 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$58,215	$55,077	$47,298
Increase (decrease) relating to prior year provision	21,696	719	(112)
Increase relating to current year provision	8,727	2,706	7,891
Reductions based on the lapse of the applicable statutes of limitations	—	(287)	—
Ending balance	$88,638	$58,215	$55,077

Included in the balance of unrecognized tax benefits as of December 31, 2013 was $0.1 million of tax benefits that if recognized would affect the effective tax rate. There were no such unrecognized benefits as of December 31, 2015 or 2014. All of our deferred tax assets are subject to a valuation allowance. As of December 31, 2013 we had an accrued interest balance of $20 thousand related to tax contingencies. Interest expense related to those tax contingencies was $4 thousand during the year ended December 31, 2013. There were no such interest accruals or expenses during the years ended December 31, 2015 and 2014. There were no penalties recognized or accrued during any of the periods presented. Any tax-related interest and penalties are included in income tax (benefit) provision in the Consolidated Statements of Operations. We do not anticipate that the amount of unrecognized tax benefits existing as of December 31, 2015, will significantly decrease over the next 12 months.
We file U.S. and state income tax returns in jurisdictions with varying statues of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 1998 through 2014 years generally remain subject to examination by federal and most state tax authorities to the extent of net operating losses and credits generated during these periods and are being utilized in the open tax periods.
It is our intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of December 31, 2015, there were no undistributed foreign earnings of our only non-U.S. subsidiary, Exelixis Bermuda.
NOTE 12. NET LOSS PER SHARE
The following table sets forth a reconciliation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(169,737)	$(268,542)	$(244,760)
Denominator:
Shares used in computing basic and diluted net loss per share	209,227	194,299	184,062
Net loss per share, basic and diluted	$(0.81)	$(1.38)	$(1.33)
The following table sets forth outstanding potential shares of common stock outstanding as of dates presented that are not included in the computation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	December 31,
	2015	2014	2013
Convertible debt	88,008	75,734	54,123
Outstanding stock options, unvested RSUs and ESPP contributions	28,470	28,930	21,401
Warrants	1,000	1,000	1,441
Total potentially dilutive shares	117,478	105,664	76,965
NOTE 13. COMMITMENTS
Leases
We lease office and research space under operating leases that expire at various dates through the year 2018. Certain operating leases contain renewal provisions and require us to pay other expenses. As a result of the Restructurings, we exited certain facilities in South San Francisco. Aggregate future minimum lease payments under our operating leases are as follows (in thousands):

Year Ending December 31,	Operating Leases (1)
2016	$14,236
2017	8,474
2018	3,007
$25,717
 ____________________

(1)	Minimum payments have not been reduced by minimum sublease rentals of $6.1 million due in the future under noncancelable subleases.
The following is a summary of aggregate future minimum lease payments under operating leases at December 31, 2015, by operating lease agreements (in thousands):

	Original Term (Expiration)	Renewal Options	Future Minimum Lease Payments
Building Lease #1 and 2	May 2017	2 additional periods of 5 years	$12,732
Building Lease #3	July 2018	1 additional period of 5 years	12,985
Total			$25,717
Rent expense under operating leases was $8.7 million, $10.3 million, and $9.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Rent expense was recorded net of sublease rental incomes of $5.2 million, $4.9 million and $4.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Letters of Credit and Restricted Cash
We entered into a standby letter of credit with a bank in July 2004, which is related to a building lease, with a credit limit of $0.5 million at both December 31, 2015 and 2014. We entered into two standby letters of credit with a bank in May 2007, which is related to our workers compensation insurance policy, for a combined credit limit of $0.6 million and $0.7 million at December 31, 2015 and 2014, respectively. All three letters of credit are fully collateralized by long-term restricted cash and investments. As of December 31, 2015, the full amount of our three letters of credit was still available.
As part of a purchasing card program with a bank we initiated during 2007, we were required to provide collateral in the form of a non-interest bearing certificate of deposit. The collateral at December 31, 2015 and 2014 was $1.5 million and $3.5 million, respectively. We recorded these amounts in the Consolidated Balance Sheet as Long-term restricted cash and investments as the certificates of deposit were restricted as to withdrawal.
Indemnification Agreements
In connection with the sale of our plant trait business, we agreed to indemnify the purchaser and its affiliates up to a specified amount if they incur damages due to any infringement or alleged infringement of certain patents. We have certain collaboration licensing agreements that contain standard indemnification clauses. Such clauses typically indemnify the customer or vendor for an adverse judgment in a lawsuit in the event of our misuse or negligence. We consider the likelihood of an adverse judgment related to any of our indemnification agreements to be remote. Furthermore, in the event of an adverse judgment, any losses under such an adverse judgment may be substantially offset by applicable corporate insurance.
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
Trade and other receivables are unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception. As of December 31, 2015, 95% of our trade and other receivables are with the specialty pharmacy that sells COMETRIQ in the United States and 5% are with our European distribution partner. Both of these customers pay promptly and within their respective payment terms. All of our long-lived assets are located in the United States.
We have operations primarily in the United States, while some of our collaboration partners have headquarters outside of the United States and some of our clinical trials for cabozantinib are also conducted outside of the United States. During the second quarter of 2013, we initiated a Named Patient Use program through our distribution partner, Swedish Orphan Biovitrum (“Sobi”), to support the distribution and commercialization of COMETRIQ for metastatic MTC primarily in the European Union and potentially other countries. In March 2014, the European Commission approved cabozantinib for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC, also under the brand name COMETRIQ. In June 2014, we began selling COMETRIQ to Sobi in preparation for commercial sales in certain countries in the European Union. The following table shows the percentage of revenues earned in the United States and European Union.

	Year Ended December 31,
	2015	2014	2013
Percentage of revenues earned in the United States	91%	99%	97%
Percentage of revenues earned in the European Union (1)	9%	1%	3%
____________________
(1) Net product revenues in the European Union for the year ended December 31, 2015 and 2014 included a $0.1 million and $2.3 million reduction, respectively, to revenue for a project management fee payable to our European distributor upon their achievement of a cumulative revenue goal.
We recorded a $0.1 million and $0.5 million gain relating to foreign exchange fluctuations for the year ended December 31, 2015 and 2014, respectively. Such gains were nominal in 2013.

The following table sets forth the percentage of revenues recognized under our collaboration agreements and product sales to the specialty pharmacy that represent 10% or more of total revenues:

	Year Ended December 31,
	2015	2014	2013
Product sales:
Diplomat Specialty Pharmacy	83%	99%	45%
Collaboration agreement:
Bristol-Myers Squibb	—%	—%	52%
NOTE 15. SUBSEQUENT EVENT
On February 29, 2016, we entered into a collaboration and license agreement with Ipsen for the commercialization and further development of cabozantinib. Pursuant to the terms of this agreement, Ipsen will have exclusive commercialization rights for current and potential future cabozantinib indications outside of the United States, Canada and Japan. The companies have agreed to collaborate on the development of cabozantinib for current and potential future indications.
In consideration for the exclusive license and other rights contained in the agreement, Ipsen will pay us an upfront payment of $200.0 million. We will be eligible to receive regulatory milestones, including a $60.0 million milestone payment upon approval of cabozantinib by the EMA in second-line RCC and milestone payments of $10.0 million upon the filing and $40.0 million upon the approval of cabozantinib in second-line HCC, as well as additional regulatory milestone payments for potential further indications. The agreement also provides that we will be eligible to receive payments of up to $545.0 million associated with potential commercial milestone payments, including two $10.0 million milestone payments upon the launch of the product in the first two of the following countries: Germany, France, Italy, Spain and the United Kingdom. Exelixis will also receive royalties on net sales of cabozantinib outside of the United States, Canada and Japan. We will receive a 2% royalty on the initial $50 million of net sales, and 12% royalty on the next $100 million of net sales. After this initial period, Exelixis will receive a tiered royalty of 22% to 26% on annual net sales. These tiers will reset each calendar year. Exelixis is responsible for funding cabozantinib related development costs for existing trials; development costs for potential future trials will be shared between the parties, with Ipsen to reimburse us for 35% of such costs. Pursuant to the terms of the agreement, we will remain responsible for the manufacture and supply of cabozantinib for all development and commercialization activities under the collaboration. As part of the collaboration, we entered into a supply agreement which provides that through the end of the second quarter of 2018, we will supply finished, labeled product to Ipsen for distribution in the territories outside of the United States, Canada and Japan, and from the end of the second quarter of 2018 forward, we will supply primary packaged bulk tablets to Ipsen.
In connection with the establishment of our collaboration with Ipsen, we intend to provide Sobi with notice of termination and following a transition period, Ipsen will become responsible for the continued distribution and commercialization of COMETRIQ for the approved MTC indication in territories currently supported by Sobi.

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
2015:
Revenues	$9,938	$9,854	$7,992	$9,388
Gross profit	$8,915	$8,434	$7,306	$8,622
Loss from operations	$(31,600)	$(35,781)	$(31,280)	$(22,760)
Net loss	$(43,641)	$(47,564)	$(43,362)	$(35,170)
Net loss per share, basic and diluted	$(0.19)	$(0.22)	$(0.22)	$(0.18)
2014:
Revenues	$7,353	$6,291	$6,562	$4,905
Gross profit	$6,669	$5,718	$6,085	$4,596
Loss from operations	$(46,208)	$(51,574)	$(61,688)	$(64,988)
Net loss	$(57,953)	$(62,560)	$(73,410)	$(74,619)
Net loss per share, basic and diluted	$(0.30)	$(0.32)	$(0.38)	$(0.39)

On September 2, 2014, as a consequence of the failure of COMET-1, we initiated the 2014 Restructuring to reduce our workforce. The aggregate reduction in headcount from the 2014 Restructuring was 143 employees. The 2014 Restructuring, along with associated reductions in clinical trial costs related to COMET-1 and COMET-2, resulted in a decrease in operating expenses and a corresponding decrease the loss from operations and net loss. See “Note 2 - Restructurings” for more information on the 2014 Restructuring.

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
As of the end of our 2015 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the original Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of January 1, 2016 was effective. There were no material weaknesses in internal control over financial reporting identified by management.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Exelixis, Inc.
We have audited Exelixis, Inc.’s internal control over financial reporting as of January 1, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Exelixis, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Exelixis, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Exelixis, Inc. as of January 1, 2016 and January 2, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended January 1, 2016, of Exelixis, Inc. and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Redwood City, California
February 29, 2016

ITEM 9B.	OTHER INFORMATION

On February 29, 2016, we entered into a collaboration and license agreement with Ipsen for the commercialization and further development of cabozantinib. Pursuant to the terms of this agreement, Ipsen will have exclusive commercialization rights for current and potential future cabozantinib indications outside of the United States, Canada and Japan. The companies have agreed to collaborate on the development of cabozantinib for current and potential future indications.
The parties’ efforts will be governed through a joint steering committee and appropriate subcommittees established to guide and oversee the collaboration’s operation and strategic direction; provided, however, that we will retain final decision-making authority with respect to cabozantinib’s ongoing development. The agreement anticipates the transfer to Ipsen of sponsorship of our MAA for cabozantinib in RCC, currently on file with the EMA. It also anticipates transfer of Marketing Authorization Holder status for COMETRIQ for the MTC indication approved in the European Union to Ipsen and the transition of rights regarding COMETRIQ outside the United States from Sobi, our current international partner for COMETRIQ, to Ipsen, in accordance with the terms of our agreement with Sobi.
In consideration for the exclusive license and other rights contained in the agreement, Ipsen will pay us an upfront payment of $200.0 million. We will be eligible to receive regulatory milestones, including a $60.0 million milestone payment upon approval of cabozantinib by the EMA in second-line RCC and milestone payments of $10.0 million upon the filing and $40.0 million upon the approval of cabozantinib in second-line HCC, as well as additional regulatory milestones payments for potential further indications. The agreement also provides that we will be eligible to receive payments of up to $545.0 million associated with potential commercial milestone payments, including two $10.0 million milestone payments upon the launch of the product in the first two of the following countries: Germany, France, Italy, Spain and the United Kingdom. Exelixis will also receive royalties on net sales of cabozantinib outside of the United States, Canada and Japan. We will receive a 2% royalty on the initial $50 million of net sales, and 12% royalty on the next $100 million of net sales. After this initial period, Exelixis will receive a tiered royalty of 22% to 26% on annual net sales. These tiers will reset each calendar year. Exelixis is responsible for funding cabozantinib related development costs for existing trials; development costs for potential future trials will be shared between the parties, with Ipsen to reimburse us for 35% of such costs. Pursuant to the terms of the agreement, we will remain responsible for the manufacture and supply of cabozantinib for all development and commercialization activities under the collaboration. As part of the collaboration, we entered into a supply agreement which provides that through the end of the second quarter of 2018, we will supply finished, labeled product to Ipsen for distribution in the territories outside of the United States, Canada and Japan, and from the end of the second quarter of 2018 forward, we will supply primary packaged bulk tablets to Ipsen.
Unless terminated earlier, the agreement has a term that continues, on a product-by-product and country-by-country basis, until the latter of (i) the expiration of patent claims related to cabozantinib, (ii) the expiration of regulatory exclusivity covering cabozantinib or (iii) ten years after the first commercial sale of cabozantinib, other than COMETRIQ. The agreement may be terminated for cause by either party based on uncured material breach by the other party, bankruptcy of the other party or for safety reasons. We may terminate the agreement if Ipsen challenges or opposes any patent covered by the agreement. Ipsen may terminate the agreement if the FDA or EMA orders or requires substantially all cabozantinib clinical trials to be terminated or if the EMA refuses to approve our MAA for cabozantinib in advanced RCC in such region. Ipsen also has the right to terminate the agreement on a region-by-region basis after the first commercial sale of cabozantinib in advanced RCC in the given region. Upon termination by either party, all licenses granted by us to Ipsen will automatically terminate, and, except in the event of a termination by Ipsen for our material breach, the licenses granted by Ipsen to us shall survive such termination and shall automatically become worldwide, or, if Ipsen terminated only for a particular region, then for the terminated region. Following termination by us for Ipsen’s material breach, or termination by Ipsen without cause or because we undergo a change of control by a party engaged in a competing program, Ipsen is prohibited from competing with us for a period of time.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item relating to our directors and nominees, including information with respect to our audit committee, audit committee financial experts and procedures by which stockholders may recommend nominees to our board of directors, is incorporated by reference to the section entitled “Proposal 1 –Election of Class II Directors” appearing in our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or SEC, within 120 days after January 1, 2016, which we refer to as our 2016 Proxy Statement. The information required by this item regarding our executive officers is incorporated by reference to the section entitled “Executive Officers” appearing in our 2016 Proxy Statement. The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our 2016 Proxy Statement.

Code of Ethics
We have adopted a Corporate Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Corporate Code of Conduct is posted on our website at www.exelixis.com under the caption “Investors & Media -- Corporate Governance.”
We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Corporate Code of Conduct by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of the NASDAQ Stock Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the sections entitled “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” appearing in our 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item relating to security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in our 2016 Proxy Statement.
Equity Compensation Plan Information
The following table provides certain information about our common stock that may be issued upon the exercise of stock options and other rights under all of our existing equity compensation plans as of December 31, 2015, which consists of our 2000 Equity Incentive Plan, or the 2000 Plan, our 2000 Non-Employee Directors’ Stock Option Plan, or the Director Plan, our 2000 Employee Stock Purchase Plan, or the ESPP, our 2010 Inducement Award Plan, or the 2010 Plan, our 2011 Equity Incentive Plan, or the 2011 Plan, our 2014 Equity Incentive Plan, or the 2014 Plan, and our 401(k) Retirement Plan, or the 401(k) Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (2)	29,428,042	$4.19	9,088,801
Equity compensation plans not approved by stockholders (3)	—	n/a	450,042
Total	29,428,042	$4.19	9,538,843
____________________

(1)	The weighted average exercise price does not take into account the shares subject to outstanding restricted stock units, or RSUs, which have no exercise price.

(2)	Represents shares of our common stock issuable pursuant to the 2000 Plan, the 2011 Plan, the Director Plan and the ESPP.

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
The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Proposal 1 – Election of Class II Directors” appearing in our 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the section entitled “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm” appearing in our 2016 Proxy Statement.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized
Date: February 29, 2016.

EXELIXIS, INC.
By:	/s/ MICHAEL M. MORRISSEY
Michael M. Morrissey, Ph.D.
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints MICHAEL M. MORRISSEY, CHRISTOPHER SENNER and JEFFREY J. HESSEKIEL and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL M. MORRISSEY	Director, President and	February 29, 2016
Michael M. Morrissey, Ph.D.	Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER SENNER	Executive Vice President and Chief Financial Officer	February 29, 2016
Christopher Senner	(Principal Financial and Accounting Officer)

/s/ STELIOS PAPADOPOULOS	Chairman of the Board	February 29, 2016
Stelios Papadopoulos, Ph.D.

/s/ CHARLES COHEN	Director	February 29, 2016
Charles Cohen, Ph.D.

/s/ CARL B. FELDBAUM	Director	February 29, 2016
Carl B. Feldbaum, Esq.

/s/ ALAN M. GARBER	Director	February 29, 2016
Alan M. Garber, M.D., Ph.D.

Signatures	Title	Date

/s/ VINCENT T. MARCHESI	Director	February 29, 2016
Vincent T. Marchesi, M.D., Ph.D.

/s/ GEORGE POSTE	Director	February 29, 2016
George Poste, D.V.M., Ph.D.

/s/ GEORGE A. SCANGOS	Director	February 29, 2016
George A. Scangos, Ph.D.

/s/ LANCE WILLSEY	Director	February 29, 2016
Lance Willsey, M.D.

/s/ JACK L. WYSZOMIERSKI	Director	February 29, 2016
Jack L. Wyszomierski

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Certificate of Ownership and Merger Merging X-Ceptor Therapeutics, Inc. with and into Exelixis, Inc.	8-K	000-30235	3.1	10/15/2014
3.5	Certificate of Change of Registered Agent and/or Registered Office of Exelixis, Inc.	8-K	000-30255	3.2	10/15/2014
3.6	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011
4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	4/7/2000
4.2	Amended and Restated Secured Convertible Note dated July 1, 2015 in favor of Deerfield Partners, L.P.	10-Q	000-30235	4.2	8/11/2015
4.3	Amended and Restated Secured Convertible Note dated July 1, 2015 in favor of Deerfield International Master Fund, L.P.	10-Q	000-30235	4.3	8/11/2015
4.4	Registration Rights Agreement dated January 22, 2014 by and among Exelixis, Inc., Deerfield Partners, L.P. and Deerfield International Master Fund, L.P.	8-K	000-30235	4.2	1/22/2014
4.5	Form of Warrant to Purchase Common Stock of Exelixis, Inc. issued to OTA LLC	10-Q	000-30235	4.5	11/10/2015
4.6	Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.1	8/14/2012
4.7	First Supplemental Indenture dated August 14, 2012 to Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.2	8/14/2012
4.8	Form of 4.25% Convertible Senior Subordinated Note due 2019	8-K	000-30235	4.2 (Exhibit A)	8/14/2012
10.1†	Form of Indemnity Agreement.	S-1, as amended	333-96335	10.1	3/17/2000
10.2†	2000 Equity Incentive Plan.	10-Q	000-30235	10.1	5/3/2007
10.3†	Form of Stock Option Agreement under the 2000 Equity Incentive Plan (early exercise permissible).	10-Q	000-30235	10.2	11/8/2004
10.4†	Form of Stock Option Agreement under the 2000 Equity Incentive Plan (early exercise may be restricted).	8-K	000-30235	10.1	12/15/2004

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.5†	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.	10-K	000-30235	10.6	3/10/2010
10.6†	2000 Non-Employee Directors’ Stock Option Plan.	10-K	000-30235	10.6	2/20/2014
10.7†	Form of Stock Option Agreement under the 2000 Non-Employee Directors’ Stock Option Plan.	10-K	000-30235	10.7	2/22/2011
10.8†	2000 Employee Stock Purchase Plan.	Schedule 14A	000-30235	A	4/13/2009
10.9†	2011 Equity Incentive Plan.	8-K	000-30235	10.1	5/24/2011
10.10†	Form of Stock Option Agreement under the 2011 Equity Incentive Plan	10-Q	000-30235	10.3	8/4/2011
10.11†	Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-Q	000-30235	10.4	8/4/2011
10.12†	Form of Stock Option Agreement (International) under the Exelixis, Inc. 2011 Equity Incentive Plan	10-Q	000-30235	10.6	7/31/2014
10.13†	Exelixis, Inc. 2014 Equity Incentive Plan	8-K	000-30235	10.1	5/29/2014
10.14†	Form of Stock Option Agreement under the Exelixis, Inc. 2014 Equity Incentive Plan	10-Q	000-30235	10.2	7/31/2014
10.15†	Form of Stock Option Agreement (International) under the Exelixis, Inc. 2014 Equity Incentive Plan	10-Q	000-30235	10.3	7/31/2014
10.16†	Form of Stock Option Agreement (Non-Employee Director) under the Exelixis, Inc. 2014 Equity Incentive Plan	10-Q	000-30235	10.4	7/31/2014
10.17†	Form of Restricted Stock Unit Agreement under the Exelixis, Inc. 2014 Equity Incentive Plan	10-Q	000-30235	10.5	7/31/2014
1018†	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the 2014 Equity Incentive Plan	8-K	000-30235	10.1	10/16/2014
10.19†	Non-Employee Director Equity Compensation Policy under the 2014 Equity Incentive Plan					X
10.20†	Offer Letter Agreement, dated February 3, 2000, between Michael Morrissey, Ph.D., and Exelixis, Inc.	10-Q	000-30235	10.43	8/5/2004
10.21†	Offer Letter Agreement, dated June 30, 2015, between Christopher Senner, and Exelixis, Inc.	10-Q	000-30235	10.5	11/10/2015
10.22†	Offer Letter Agreement, dated June 20, 2006, between Exelixis, Inc. and Gisela M. Schwab, M.D.	8-K	000-30235	10.1	6/26/2006
10.23†	Offer Letter Agreement, dated February 10, 2014, between Exelixis, Inc. and Jeffrey J. Hessekiel.	10-Q	000-30235	10.4	5/1/2014
10.24†	Offer Letter Agreement, dated August 11, 2000, between Exelixis, Inc. and Peter Lamb.					X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.25†	Transition and Consulting Agreement, dated May 7, 2014, between Exelixis, Inc. and Frank Karbe	10-Q	000-30235	10.7	7/31/2014
10.26†	Offer Letter Agreement, dated May 9, 2005, between Exelixis, Inc. and Deborah Burke	10-Q	000-30235	10.8	7/31/2014
10.27†	Special One-Time Bonus Memorandum for Deborah Burke dated May 15, 2014	10-Q	000-30235	10.9	7/31/2014
10.28†	Resignation Agreement dated July 22, 2010, by and between Exelixis, Inc. and George A. Scangos	10-Q	000-30235	10.1	11/4/2010
10.29†	Compensation Information for Named Executive Officers (2015 cash bonus and 2016 compensation)	8-K	000-30235	Item 5.02 disclosure	2/16/2016
10.30†	Compensation Information for Non-Employee Directors.	10-Q	000-30235	10.3	5/1/2014
10.31†	Exelixis, Inc. Change in Control and Severance Benefit Plan, as amended and restated.	10-Q	000-30235	10.2	10/27/2011
10.32	Lease, dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	S-1, as amended	333-96335	10.11	2/7/2000
10.33	First Amendment, dated March 29, 2000, to Lease, dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-Q	000-30235	10.1	5/15/2000
10.34	Second Amendment, dated January 31, 2001, to Lease dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	S-1, as amended	333-152166	10.44	7/7/2008
10.35	Third Amendment, dated May 24, 2001, to Lease dated May 12, 1999, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-K	000-30235	10.46	2/22/2011
10.36	Partial Lease Termination Agreement dated June 30, 2015, by and between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-Q	000-30235	10.1	8/11/2015
10.37	Lease Agreement, dated May 24, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-Q	000-30235	10.48	8/5/2004
10.38	First Amendment, dated February 28, 2003, to Lease, dated May 24, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	S-1, as amended	333-152166	10.46	7/7/2008
10.39	Second Amendment, dated July 20, 2004, to Lease, dated May 24, 2001, between Britannia Pointe Grand Limited Partnership and Exelixis, Inc.	10-Q	000-30235	10.49	8/5/2004
10.40	Lease Agreement, dated May 27, 2005, between Exelixis, Inc. and Britannia Pointe Grand Limited Partnership.	8-K	000-30235	10.1	5/27/2005
10.41	Sublease, dated July 25, 2011, between Exelixis, Inc. and Nodality, Inc.	10-Q	000-30235	10.3	10/27/2011

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.42	Consent to Sublease, dated August 16, 2011, by and among HCP Life Science REIT, Inc., Exelixis, Inc., and Nodality, Inc.	10-Q	000-30235	10.4	10/27/2011
10.43	Side Letter dated April 12, 2012 to Sublease between Exelixis, Inc. and Nodality, Inc.	10-Q	000-30235	10.1	8/2/2012
10.44	First Amendment to Sublease dated effective June 1, 2012 by and between Exelixis, Inc. and Nodality, Inc.	10-Q	000-30235	10.2	8/2/2012
10.45	Consent of Landlord dated June 1, 2012 to First Amendment to Sublease dated effective June 1, 2012 by and between Exelixis, Inc. and Nodality, Inc.	10-Q	000-30235	10.3	8/2/2012
10.46	Second Amendment to Sublease dated effective July 1, 2015 by and between Exelixis, Inc. and Nodality, Inc.	10-Q	000-30235	10.2	8/11/2015
10.47	First Amendment to Consent to Sublease Agreement dated effective July 1, 2015 by and among Britannia Pointe Grand Limited Partnership, Exelixis, Inc. and Nodality, Inc.	10-Q	000-30235	10.3	8/11/2015
10.48	Sublease, dated July 25, 2011, between Exelixis, Inc. and Threshold Pharmaceuticals, Inc.	10-Q	000-30235	10.5	10/27/2011
10.49	Consent to Sublease, dated August 19, 2011, by and among HCP Life Science REIT, Inc., Exelixis, Inc., and Threshold Pharmaceuticals, Inc.	10-Q	000-30235	10.6	10/27/2011
10.50	First Amendment to Sublease dated effective October 1, 2013 by and between Exelixis, Inc. and Threshold Pharmaceuticals, Inc.	10-Q	000-30235	10.4	8/11/2015
10.51	First Amendment to Consent to Sublease Agreement dated effective October 1, 2013 by and among Britannia Pointe Grand Limited Partnership, Exelixis, Inc. and Threshold Pharmaceuticals, Inc.	10-Q	000-30235	10.5	8/11/2015
10.52	Second Amendment to Sublease dated effective July 1, 2015 by and between Exelixis, Inc. and Threshold Pharmaceuticals, Inc.	10-Q	000-30235	10.6	8/11/2015
10.53	Second Amendment to Consent to Sublease Agreement dated effective July 1, 2015 by and among Britannia Pointe Grand Limited Partnership, Exelixis, Inc. and Threshold Pharmaceuticals, Inc.	10-Q	000-30235	10.7	8/11/2015
10.54	Sublease Agreement, dated August 5, 2013, by and between Exelixis, Inc. and Sutro Biopharma, Inc.	10-Q	000-30235	10.2	10/30/2013
10.55	Consent to Sublease Agreement, dated August 5, 2013, by and among Britannia Pointe Limited Grand Partnership, Exelixis, Inc. and Sutro Biopharma, Inc.	10-Q	000-30235	10.3	10/30/2013
10.56	Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc.	10-Q	000-30235	10.34	8/6/2002

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.57	Loan Modification Agreement, dated December 21, 2004, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/23/2004
10.58	Amendment No. 7, dated December 21, 2006, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/27/2006
10.59	Amendment No. 8, dated December 21, 2007, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/26/2007
10.60	Amendment No. 9, dated December 22, 2009, to the Loan and Security Agreement, dated May 22, 2002, between Silicon Valley Bank and Exelixis, Inc.	8-K	000-30235	10.1	12/23/2009
10.61*	Amendment No. 10, dated June 2, 2010, to the Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc.	10-Q	000-30235	10.3	8/5/2010
10.62*	Amendment No. 11, dated August 18, 2011, to the Loan and Security Agreement, dated May 22, 2002, by and between Silicon Valley Bank and Exelixis, Inc.	10-Q	000-30235	10.7	10/27/2011
10.63	Note Purchase Agreement, dated June 2, 2010, by and between Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P. and Exelixis, Inc.	10-Q	000-30235	10.1	8/5/2010
10.64	Consent and Amendment dated as of August 6, 2012 to Note Purchase Agreement, dated as of June 2, 2010, between Exelixis, Inc., Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.	8-K	000-30235	10.1	8/6/2012
10.65	Amendment No. 2 dated as of August 1, 2013 to Note Purchase Agreement, dated as of June 2, 2010, between Exelixis, Inc., Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.	10-Q	000-30235	10.1	10/30/2013
10.66	Amendment No. 3 dated as of January 22, 2013 to Note Purchase Agreement, dated as of June 2, 2010, by and among Exelixis, Inc., Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners L.P. and Deerfield International Master Fund, L.P.	8-K	000-30235	10.1	1/22/2014
10.67	Amendment No. 4 dated as of July 10, 2014 to Note Purchase Agreement, dated as of June 2, 2010, by and among Exelixis, Inc., Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners L.P. and Deerfield International Master Fund, L.P.	10-Q	000-30235	10.1	11/4/2014

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.68	Security Agreement, dated July 1, 2010, by and between Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P. and Exelixis, Inc.	10-Q	000-30235	10.2	8/5/2010
10.69*	Collaboration Agreement, dated December 22, 2006, between Exelixis, Inc. and Genentech, Inc.	10-K	000-30235	10.39	2/27/2007
10.70*	First Amendment, dated March 13, 2008, to the Collaboration Agreement, dated December 22, 2006, between Exelixis, Inc. and Genentech, Inc.	10-Q	000-30235	10.1	5/6/2008
10.71	Second Amendment, dated April 30, 2010, to the Collaboration Agreement, dated December 22, 2006, between Exelixis, Inc. and Genentech, Inc.	10-Q	000-30235	10.5	8/5/2010
10.72*	License Agreement, dated May 27, 2009, between Exelixis, Inc. and Sanofi.	10-Q, as amended	000-30235	10.1	7/30/2009
10.73*	Collaboration Agreement, dated May 27, 2009, between Exelixis, Inc. and Sanofi	10-Q	000-30235	10.1	7/31/2014
10.74	Letter, dated May 27, 2009, relating to regulatory filings for the Collaboration Agreement, dated May 27, 2009, between Exelixis, Inc. and Sanofi.	10-Q, as amended	000-30235	10.3	7/30/2009
10.75*	Termination Agreement, dated December 22, 2011, between Exelixis, Inc. and Sanofi.	10-K	000-30235	10.83	2/22/2012
10.76*	Amended and Restated Collaboration Agreement, dated April 15, 2011, by and between Exelixis, Inc., Exelixis Patent Company, LLC., and Bristol-Myers Squibb Company.	10-Q	000-30235	10.6	8/4/2011
10.77*	Amended and Restated Collaboration Agreement, dated April 15, 2011, by and between Exelixis, Inc., Exelixis Patent Company, LLC., and Bristol-Myers Squibb Company.	10-Q	000-30235	10.5	8/4/2011
10.78*	Amended and Restated License Agreement, dated April 15, 2011, by and between Exelixis, Inc., Exelixis Patent Company, LLC, and Bristol-Myers Squibb Company.	10-Q	000-30235	10.7	8/4/2011
10.79*	Amended and Restated Collaboration Agreement, dated April 15, 2011, by and between Exelixis, Inc., Exelixis Patent Company, LLC, and Bristol-Myers Squibb Company.	10-Q	000-30235	10.8	8/4/2011
10.80*	Exclusive License Agreement, dated December 20, 2011, between Exelixis, Inc. and Merck.	10-K	000-30235	10.91	2/22/2012
12.1	Statement Re Computation of Earnings to Fixed Charges					X
21.1	Subsidiaries of Exelixis, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (contained on signature page).					X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
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