Form 10-Q
period 2016-04-01
EXELIXIS, INC.
filed 2016-05-04
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2016, there were 228,739,657 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$276,882	$141,634
Short-term investments	45,235	25,426
Trade and other receivables	10,088	5,183
Inventory	2,472	2,616
Prepaid expenses and other current assets	4,791	3,806
Total current assets	339,468	178,665
Long-term investments	82,850	83,600
Long-term restricted cash and investments	2,650	2,650
Property and equipment, net	1,813	1,434
Goodwill	63,684	63,684
Other long-term assets	2,068	2,309
Total assets	$492,533	$332,342
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,657	$6,401
Accrued clinical trial liabilities	16,135	18,071
Accrued collaboration liability	14,674	10,938
Accrued compensation and benefits	6,042	3,629
Other accrued liabilities	13,671	10,007
Current portion of convertible notes	27,500	—
Current portion of deferred revenue	14,371	—
Current portion of restructuring	3,017	3,205
Total current liabilities	101,067	52,251
Long-term portion of convertible notes	281,156	301,435
Term loan payable	80,000	80,000
Long-term portion of deferred revenue	184,431	—
Long-term portion of restructuring	516	1,385
Other long-term liabilities	1,317	1,575
Total liabilities	648,487	436,646
Commitments
Stockholders’ deficit:
Preferred stock	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding: 228,681,197 and 227,960,943 shares at March 31, 2016 and December 31, 2015, respectively	228	228
Additional paid-in capital	1,842,248	1,832,741
Accumulated other comprehensive loss	(42)	(232)
Accumulated deficit	(1,998,388)	(1,937,041)
Total stockholders’ deficit	(155,954)	(104,304)
Total liabilities and stockholders’ deficit	$492,533	$332,342

*	The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Net product revenues	$9,099	$9,388
License and contract revenues	6,328	—
Total revenues	15,427	9,388
Operating expenses:
Cost of goods sold	685	766
Research and development	28,926	22,282
Selling, general and administrative	34,857	9,531
Restructuring charge (recovery)	94	(431)
Total operating expenses	64,562	32,148
Loss from operations	(49,135)	(22,760)
Other income (expense), net:
Interest income and other, net	202	(7)
Interest expense	(12,414)	(12,403)
Total other income (expense), net	(12,212)	(12,410)
Net loss	$(61,347)	$(35,170)
Net loss per share, basic and diluted	$(0.27)	$(0.18)
Shares used in computing basic and diluted net loss per share	228,304	195,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(61,347)	$(35,170)
Other comprehensive income (1)	190	60
Comprehensive loss	$(61,157)	$(35,110)
____________________

(1)
Other comprehensive income consisted solely of unrealized losses or gains, net on available for sale securities arising during the periods presented. There were no reclassification adjustments to net loss resulting from realized losses or gains on the sale of securities and there was no income tax expense related to other comprehensive income during those periods.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(61,347)	$(35,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	229	297
Stock-based compensation expense	11,185	1,660
Accretion of debt discount	5,285	7,675
Accrual of interest paid in kind	1,936	—
Gain on sale of equity investment	—	(95)
Change in the fair value of warrants	—	549
Other	(1,474)	637
Changes in assets and liabilities:
Trade and other receivables	(4,938)	1,292
Inventory	144	(212)
Prepaid expenses and other current assets	(985)	(1,731)
Other long term assets	241	(115)
Accounts payable, accrued compensation and benefits, and other accrued liabilities	5,333	(6,382)
Clinical trial liabilities	(1,936)	(10,569)
Accrued collaboration liability	3,736	2,966
Restructuring liability	(1,057)	(3,024)
Other long-term liabilities	(258)	(288)
Deferred revenue	198,802	(2,576)
Net cash provided by (used in) operating activities	154,896	(45,086)
Cash flows from investing activities:
Purchases of property and equipment	(682)	(31)
Proceeds from sale of property and equipment	107	639
Proceeds from equity investment	—	95
Proceeds from maturities of restricted cash and investments	2,004	10,748
Purchase of restricted cash and investments	(2,004)	(2,684)
Proceeds from sale of investments	17	—
Proceeds from maturities of investments	30,108	54,410
Purchases of investments	(49,235)	(13,282)
Net cash (used in) provided by investing activities	(19,685)	49,895
Cash flows from financing activities:
Proceeds from issuance of common stock, net	37	—
Principal payments on debt	—	(217)
Net cash provided by (used in) financing activities	37	(217)
Net increase in cash and cash equivalents	135,248	4,592
Cash and cash equivalents at beginning of period	141,634	80,395
Cash and cash equivalents at end of period	$276,882	$84,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biopharmaceutical company committed to the discovery, development and commercialization of new medicines with the potential to improve care and outcomes for people with cancer. Since its founding in 1994, three medicines discovered at Exelixis have progressed through clinical development to receive regulatory approval. Currently, we are focused on advancing cabozantinib, an inhibitor of multiple tyrosine kinases including MET, AXL and VEGF receptors, which has shown clinical anti-tumor activity in more than 20 forms of cancer and is the subject of a broad clinical development program. Two separate formulations of cabozantinib have received regulatory approval to treat certain forms of kidney and thyroid cancer and are marketed for those purposes as CABOMETYX™ tablets in the United States and COMETRIQ® capsules in both the Unites States and European Union, respectively. Another Exelixis-discovered compound, cobimetinib, a selective inhibitor of MEK marketed as COTELLIC™ has been approved in major territories including the United States and European Union, and is being evaluated for further potential indications by Roche and Genentech (a member of the Roche Group) under a collaboration with Exelixis.
Basis of Consolidation
The condensed consolidated financial statements include the accounts of Exelixis and those of our wholly-owned subsidiaries. These entities’ functional currency is the U.S. dollar. All intercompany balances and transactions have been eliminated.
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
We adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2016 will end on December 30, 2016, and fiscal year 2015, ended on January 1, 2016. For convenience, references in this report as of and for the fiscal periods ended April 1, 2016 and March 28, 2015, and as of and for the fiscal years ended December 30, 2016 and January 1, 2016, are indicated as being as of and for the periods ended March 31, 2016, March 31, 2015, December 31, 2016, and December 31, 2015, respectively.
Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the SEC on February 29, 2016.
Segment Information
We operate as a single reportable segment.
Use of Estimates
The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, including for deductions from revenues (such as rebates, chargebacks, sales returns and sales allowances) and the period of performance, identification of deliverables and evaluation of milestones with respect to our collaborations, recoverability of inventory, certain accrued liabilities including clinical trial and collaboration liability accruals, and share-based compensation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Limited Sources of Revenues and the Need to Raise Additional Capital
We have incurred net losses since inception through March 31, 2016, with the exception of the 2011 fiscal year. We anticipate net losses for the foreseeable future. For the three months ended March 31, 2016, we incurred a net loss of $61.3 million and as of March 31, 2016, we had an accumulated deficit of $2.0 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Excluding fiscal 2011, our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
We launched COMETRIQ for the treatment of progressive, metastatic medullary thyroid cancer (“MTC”) in the United States in January 2013, and from the commercial launch through March 31, 2016, we have generated $83.4 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. Furthermore, while CABOMETYX was approved by the FDA for the treatment of advanced renal cell carcinoma (“RCC”) on April 25, 2016, and was shipped to wholesalers and pharmacies within three days of such approval, we have only just begun to generate revenue from the sale of CABOMETYX.
The amount of our net losses will depend, in part, on: the level of sales of CABOMETYX in the U.S. for the treatment of advanced RCC; our sales of COMETRIQ; achievement of clinical, regulatory and commercial milestones and the amount of royalties, if any, from sales of cabozantinib under our collaboration with Ipsen Pharma SAS (“Ipsen”); our share of the net profits and losses for the commercialization of COTELLIC in the U.S. under our collaboration with Genentech (a member of the Roche group); the amount of royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech; other license and contract revenues; and, the level of our expenses, primarily with respect to expanded commercialization activities for cabozantinib.
As of March 31, 2016, we had $407.6 million in cash and investments, which included $323.3 million available for operations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $2.7 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate.
Revenue Recognition
We recognize revenue from product sales and from license fees, milestones, contingent payments and royalties earned on research, collaboration and license arrangements.
See “Note 1 - Organization and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of our revenue recognition policies for product sales discounts and allowances, license and contract revenues under our collaboration agreement with Genentech, Inc. and our Patient Assistance Program.
Net Product Revenues
We recognize revenue when it is both realized or realizable and earned, meaning persuasive evidence of an arrangement exists, delivery has occurred, title has transferred, the price is fixed or determinable, there are no remaining customer acceptance requirements, and collectability of the resulting receivable is reasonably assured. For product sales in the United States, this generally occurs upon delivery of the product to the specialty pharmacy. For product sales in Europe, this generally occurs when our European distribution partner, Swedish Orphan Biovitrum (“Sobi”), has accepted the product.
We sell our product, COMETRIQ, in the United States to a specialty pharmacy that benefits from customer incentives and has a right of return. Prior to 2015, COMETRIQ had limited sales history and we could not reliably estimate expected future returns, discounts and rebates of the product at the time the product was sold to the specialty pharmacy, therefore we recognized revenue when the specialty pharmacy provided the product to a patient based on the fulfillment of a prescription, frequently referred to as the “sell-through” revenue recognition model. We have established sufficient historical experience and data to reasonably estimate expected future returns of the product and the discounts and rebates due to payors at the time of shipment to the specialty pharmacy. Accordingly, beginning in January 2015 we began to recognize revenue upon delivery to our U.S. specialty pharmacy. This approach is frequently referred to as the “sell-in” revenue recognition model. In connection with the change in the timing of recognition of U.S. COMETRIQ sales, we recorded a one-time adjustment to recognize revenue and related costs that had previously been deferred under the “sell-through” revenue recognition model, resulting in the additional recognition of gross product revenues of $2.6 million and a nominal amount of cost of goods sold for the three months ended March 31, 2015; there were no such additional amounts recorded during the comparable period in 2016.
We also utilize the “sell-in” revenue recognition model for sales to Sobi for all periods presented. Once Sobi has accepted the product, the product is generally no longer subject to return; therefore, we record revenue at the time Sobi has accepted the product. As described further in “Note 2 - Research and Collaboration Agreements”, we are required to provide Sobi with notice of termination under the terms of our collaboration and license agreement with Ipsen for the commercialization and further development of cabozantinib. Pursuant to our commercialization agreement with Sobi, we expect to repurchase the remaining product on hand from Sobi at the termination of that agreement.
During the three months ended March 31, 2016, we recorded reserves for expected future returns from Sobi and our specialty pharmacy in the United States totaling $0.5 million; there were no such reserves recorded during the comparable period in 2015.
License and Contract Revenues
We enter into corporate collaboration and license agreements under which we may obtain upfront license fees, research funding, and contingent, milestone and royalty payments. Our deliverables under these arrangements may include intellectual property rights, distribution rights, delivery of manufactured product, participation on joint steering committees and/or research and development services. In order to account for the multiple-element arrangements, we identify the deliverables included within the arrangement and evaluate whether the delivered elements under these arrangements have value to our collaboration partner on a stand-alone basis and represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver future goods or services, a right or license to use an asset, or another performance obligation. If we determine that multiple deliverables exist, the consideration is allocated to one or more units of accounting based upon the best estimate of the selling price of each deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement shall be combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue then shall be determined for those combined deliverables as a single unit of accounting. For a combined unit of accounting, non-refundable upfront fees are recognized in a manner consistent with the final deliverable, which has generally been ratably over the period of continued involvement. Amounts received in advance of performance are recorded as deferred revenue. Upfront fees are classified as license revenues in our consolidated statements of operations.
We consider sales-based contingent payments to be royalty revenue which is generally recognized at the date the contingency is achieved. Royalties are classified as license revenues in our consolidated statements of operations.
For certain contingent payments under collaboration and license arrangements, we recognize revenue using the milestone method. Under the milestone method a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event: (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive requires estimation and judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is: (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) reasonable relative to all deliverables and payment terms in the arrangement. In making the determination as to whether a milestone is substantive or not, we consider all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether any portion of the milestone consideration is related to future performance or deliverables.

Recently Issued Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”). ASU 2016-09 is aimed at the simplification of several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for all interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, (“ASU 2015-05”). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 was effective for all interim and annual reporting periods beginning after December 15, 2015 and therefore we adopted ASU 2015-05 in the three months ended March 31, 2016 on a prospective basis. The adoption of ASU 2015-05 did not have a material impact on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and is not expected to have a material effect on our Consolidated Financial Statements in future periods.
NOTE 2: RESEARCH AND COLLABORATION AGREEMENTS
Ipsen Collaboration
On February 29, 2016, we entered into a collaboration and license agreement (the “Agreement”) with Ipsen for the commercialization and further development of cabozantinib. Pursuant to the terms of the Agreement, Ipsen will have exclusive commercialization rights for current and potential future cabozantinib indications outside of the United States, Canada and Japan. We have agreed to collaborate on the development of cabozantinib for current and potential future indications.
In consideration for the exclusive license and other rights contained in the Agreement, Ipsen paid us an upfront nonrefundable payment of $200.0 million in March 2016. We will be eligible to receive development and regulatory milestones, totaling up to $252.5 million, including a $60.0 million milestone payment upon approval of cabozantinib by the EMA in second-line RCC, milestone payments of $10.0 million and $40.0 million upon the filing and the approval of cabozantinib in second-line hepatocellular carcinoma, and additional milestones for other future indications. We will also be eligible to receive two $10.0 million milestone payments upon the launch of the product in the first two of the following countries: Germany, France, Italy, Spain and the United Kingdom. The Agreement also provides that we will be eligible to receive contingent payments of up to $525.0 million associated with the achievement of specified sales volumes. We will also receive royalties on net sales of cabozantinib outside of the United States, Canada and Japan. We will receive a 2% royalty on the initial $50.0 million of net sales, and a 12% royalty on the next $100.0 million of net sales. After the initial $150.0 million of sales, we will receive a tiered royalty of 22% to 26% on annual net sales; these tiers will reset each calendar year. We are primarily responsible for funding cabozantinib related development costs for existing trials; global development costs for potential future trials will be shared between the parties, with Ipsen to reimburse us for 35% of such costs. Pursuant to the terms of the Agreement, we will remain responsible for the manufacture and supply of cabozantinib for all development and commercialization activities under the Agreement. As part of the Agreement, we entered into a supply agreement which provides that through the end of the second quarter of 2018, we will supply finished, labeled product to Ipsen for distribution in the territories outside of the United States, Canada and Japan, and from the end of the second quarter of 2018 forward, we will supply primary packaged bulk tablets to Ipsen. No manufacturing rights were granted to Ipsen.
The agreement contains multiple elements, and the deliverables under the Agreement consist of intellectual property licenses, delivery of cabozantinib to Ipsen for all development and commercial activities, research and development services, and participation on the joint steering and development committees (as defined in the Agreement) with Ipsen. These deliverables are non-contingent in nature. The Company determined that these deliverables do not have stand-alone value, because each one of them has value only if the Company meets its obligation to provide Ipsen with cabozantinib, which the Company deems to be the predominant deliverable under the Agreement. The Company also determined that the level of effort required of the Company to meet its obligations under the Agreement is not expected to vary significantly over the life of the Agreement. Accordingly, the Company combined these deliverables into a single unit of accounting and allocated the entire arrangement consideration to that combined unit of accounting. As a result, the upfront payment of $200.0 million, received in the first quarter of 2016 is being recognized ratably over the effective term of the agreement, which is early 2030, the current estimated patent expiration of cabozantinib in the European Union. We have also determined that the $60.0 million milestone payment we are eligible to receive upon the approval of cabozantinib by the EMA in second-line RCC is not substantive due to the relatively low degree of uncertainty and relatively low amount of effort required on our part to achieve the milestone as of the date the agreement; Upon achieving the milestone, the $60.0 million to which we are contractually entitled will be deferred and recognized ratably over the remaining term of the Agreement. We have determined that the remaining development and regulatory milestones are substantive and will be recognized as revenue in the periods in which they are achieved. We consider the contingent payments due to us upon the achievement of specified sales volumes to be similar to royalty payments. During the three months ended March 31, 2016, we have recognized $1.2 million in license revenue under the Agreement. As of March 31, 2016, short- and long-term deferred revenue relating to the Agreement was $14.4 million and $184.4 million, respectively.
In connection with the establishment of the Agreement with Ipsen, we are required to provide Sobi with notice of termination as Ipsen will become responsible for the continued distribution and commercialization of COMETRIQ for the approved MTC indication in territories supported by Sobi. Pursuant to our commercialization agreement with Sobi we are required to pay a termination fee. During the three months ended March 31, 2016, we recorded a $2.8 million accrual for the estimated termination fee to be paid to Sobi, which is included in Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Additionally, pursuant to our commercialization agreement with Sobi, we expect to repurchase unsold product from Sobi and have recorded a returns reserve of $0.4 million during the three months ended March 31, 2016, which is included in Net product revenues in the accompanying Condensed Consolidated Statements of Operations.
Genentech Collaboration
In December 2006, we out-licensed the development and commercialization of cobimetinib to Genentech (a member of the Roche group) pursuant to a worldwide collaboration agreement. We discovered cobimetinib internally and advanced the compound to investigational new drug (“IND”) status.
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
The U.S. Food and Drug Administration approved cobimetinib in the United States under the brand name COTELLIC on November 10, 2015. It is indicated in combination with vemurafenib as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma. COTELLIC in combination with vemurafenib has also been approved in multiple other territories including the European Union and Canada.
Under the terms of our collaboration agreement with Genentech for cobimetinib, we are entitled to a share of U.S. profits and losses for cobimetinib. The profit and loss share has multiple tiers: we are entitled to 50% of profits and losses from the first $200.0 million of U.S. actual sales, decreasing to 30% of profits and losses from U.S. actual sales in excess of $400.0 million. We are entitled to low double-digit royalties on ex-U.S. net sales. In November 2013, we exercised an option under the collaboration agreement to co-promote in the United States, if commercialized. Following the approval of COTELLIC in the United States in November 2015, we began fielding 25% of the sales force promoting COTELLIC in combination with vemurafenib as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma.
We recorded net losses of $7.3 million and $3.0 million under the collaboration agreement during the three months ended March 31, 2016 and 2015, respectively; those costs are included in Selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations. A portion of the liability for those costs, identified as Accrued collaboration liability on the accompanying Condensed Consolidated Balance Sheets, includes commercialization expenses that Genentech has allocated to the collaboration but are in dispute. To date, we believe Genentech’s cost and revenue allocations for COTELLIC, as determined exclusively by Genentech, have been contrary to the applicable terms of the collaboration agreement. We have raised this concern with Genentech, along with other material concerns regarding Genentech’s performance under the collaboration agreement, but thus far have been unable to come to resolution on any of these issues. Accordingly, on May 3, 2016, we issued a formal notice of dispute to Genentech, per the collaboration agreement’s dispute resolution procedures. This notice asserts claims against Genentech related to its clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the United States. If the dispute is not resolved within thirty days of Genentech’s receipt of this notice, we intend to initiate an arbitration.

We also recognized license revenues of $0.1 million for royalties on ex-U.S. net sales of COTELLIC during the three months ended March 31, 2016. We recognized no such royalties during the same period in 2015.
Other Collaborations
During the three months ended March 31, 2016, we recognized $5.0 million in contract revenues from a contingent payment received from Merck related to its worldwide license of our PI3K-delta program. See “Note 2 - Research and Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of our existing collaboration agreements.
NOTE 3: RESTRUCTURINGS
Between March 2010 and May 2013, we implemented five restructurings (which we refer to collectively as the “2010 Restructurings”) to manage costs and as a consequence of our decision in 2010 to focus our proprietary resources and development efforts on the development and commercialization of cabozantinib. In September 2014, as a consequence of the failure of COMET-1, one of our two phase 3 pivotal trials of cabozantinib in metastatic castration-resistant prostate cancer, we initiated a restructuring (which we refer to as the “2014 Restructuring”) to enable us to focus our financial resources on the phase 3 pivotal trials of cabozantinib in advanced renal cell carcinoma and advanced hepatocellular carcinoma. See “Note 3 - Restructurings” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information about the restructurings.
For the three months ended March 31, 2016 and 2015, we recorded a restructuring charge of $0.1 million and a recovery of $0.4 million, respectively, for the restructurings. Both periods included the effect of the passage of time on our discounted cash flow computations (“accretion expense”) for the exit, in prior periods, of certain of our South San Francisco buildings. During the three months ended March 31, 2015 we recorded $0.9 million in recoveries related to the sale of fully depreciated assets, net of asset impairments, which was partially offset by $0.3 million in additional charges due to changes in assumptions regarding anticipated sublease activities.
The total outstanding restructuring liability is included in the current and long-term portion of restructuring on the accompanying Condensed Consolidated Balance Sheets. The changes of these liabilities, which related primarily to facility charges during the three months ended March 31, 2016, are summarized in the following table (in thousands):

	2010 Restructurings	2014 Restructuring	Total
Restructuring liability as of December 31, 2015	$4,087	$503	$4,590
Restructuring charge	87	7	94
Proceeds from sale of assets	—	34	34
Cash payments, net	(846)	(305)	(1,151)
Other items	—	(34)	(34)
Restructuring liability as of March 31, 2016	$3,328	$205	$3,533
We expect to pay accrued facility charges of $3.5 million, net of cash received from our subtenants, through the end of our lease terms of the buildings, the last of which ends in 2017. We expect to incur additional restructuring charges of approximately $0.2 million relating to the effect of accretion expense through to the end of the building lease terms.
NOTE 4: CASH AND INVESTMENTS
All of our cash equivalents and investments are classified as available-for-sale. The following tables summarize cash and cash equivalents, investments, and restricted cash and investments by balance sheet line item as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$276,881	$1	$—	$276,882
Short-term investments	45,179	74	(18)	45,235
Long-term investments	82,841	9		82,850
Long-term restricted cash and investments	2,650	—		2,650
Total cash and investments	$407,551	$84	$(18)	$407,617

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$141,634	$—	$—	$141,634
Short-term investments	25,484	5	(63)	25,426
Long-term investments	83,665	2	(67)	83,600
Long-term restricted cash and investments	2,650	—	—	2,650
Total cash and investments	$253,433	$7	$(130)	$253,310
Under our loan and security agreement with Silicon Valley Bank, we are required to maintain compensating balances on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates. The total collateral balances were $81.6 million as of both March 31, 2016 and December 31, 2015 and are reflected in our Condensed Consolidated Balance Sheets in short- and long-term investments. See “Note 7 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, for more information regarding the collateral balance requirements under our Silicon Valley Bank loan and security agreement.
The following tables summarize our cash equivalents and investments by security type as of March 31, 2016 and December 31, 2015. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$129,887	$—	$—	$129,887
Commercial paper	177,934	1	—	177,935
Corporate bonds	68,297	46	(18)	68,325
U.S. Treasury and government sponsored enterprises	29,073	37	—	29,110
Total investments	$405,191	$84	$(18)	$405,257

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$72,000	$—	$—	$72,000
Commercial paper	78,155	—	—	78,155
Corporate bonds	72,205	4	(118)	72,091
U.S. Treasury and government sponsored enterprises	28,434	1	(12)	28,423
Marketable equity security	16	2	—	18
Total investments	$250,810	$7	$(130)	$250,687
During the three months ended March 31, 2016, we sold a single marketable equity security; we realized a loss on the sale of less than $1,000. There were no other sales of investments during the three months ended March 31, 2016 and 2015.
All of our investments are subject to a quarterly impairment review. During the three months ended March 31, 2016 and 2015, we did not record any other-than-temporary impairment charges on our available-for-sale securities. As of March 31, 2016, there were 19 investments in an unrealized loss position with gross unrealized losses of $18 thousand and an aggregate fair value $37.9 million. Investments in an unrealized loss position are primarily comprised of corporate bonds. The unrealized losses were not attributed to credit risk, but rather associated with the changes in interest rates. Based on the scheduled maturities of our investments, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.

The following table summarizes the fair value of securities classified as available-for-sale by contractual maturity as of March 31, 2016 (in thousands):

	Mature within One Year	After One Year through Two Years	Fair Value
Money market funds	$129,887	$—	$129,887
Commercial paper	177,935	—	177,935
Corporate bonds	66,323	2,002	68,325
U.S. Treasury and government sponsored enterprises	27,860	1,250	29,110
Total investments	$402,005	$3,252	$405,257
Cash is excluded from the table above. The classification of certain compensating balances and restricted investments are dependent upon the term of the underlying restriction on the asset and not the maturity date of the investment. Therefore, certain long-term investments and long-term restricted cash and investments have contractual maturities within one year.
NOTE 5. INVENTORY
Inventory consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$1,032	$1,037
Work in process	1,720	2,251
Finished goods	734	583
Total	3,486	3,871
Less: non-current portion included in Other assets	(1,014)	(1,255)
Inventory	$2,472	$2,616
We generally relieve inventory on a first-expiry, first-out basis. Write-downs related to expiring inventory are charged to cost of goods sold. Such write-downs were nominal for three months ended March 31, 2016 and 2015. The non-current portion of inventory recorded as other assets consists of raw materials and a portion of the active pharmaceutical ingredient which is included in work in process. There were no other write-downs for obsolete or excess inventory.
NOTE 6. DEBT
The amortized carrying amount of our debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Convertible Senior Subordinated Notes due 2019	$203,900	$198,708
Secured Convertible Notes due 2018	104,756	102,727
Term loan payable	80,000	80,000
Total debt	388,656	381,435
Less: current portion	(27,500)	—
Long-term debt	$361,156	$381,435
See “Note 7 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, for additional information on the terms of our debt, including a description of the conversion features of the of 4.25% Convertible Senior Subordinated Notes due 2019 (the “2019 Notes”) and our Secured Convertible Notes due June 2018 (the “Deerfield Notes”).
Convertible Senior Subordinated Notes due 2019
In August 2012, we issued and sold $287.5 million aggregate principal amount of the 2019 Notes. As of both March 31, 2016 and December 31, 2015, $287.5 million of aggregate principal amount of the 2019 Notes remains outstanding. The 2019 Notes bear interest at a rate of 4.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year.
The following is a summary of the liability component of the 2019 Notes (in thousands):

	March 31, 2016	December 31, 2015
Net carrying amount of the liability component	$203,900	$198,708
Unamortized discount of the liability component	83,600	88,792
Face amount of the 2019 Notes	$287,500	$287,500

The debt discount and debt issuance costs will be amortized as interest expense through August 2019. The following is a summary of interest expense for the 2019 Notes (in thousands):

	Three Months Ended March 31,
	2016	2015
Stated coupon interest	$3,055	$3,055
Amortization of debt discount and debt issuance costs	5,191	4,721
Total interest expense	$8,246	$7,776
The balance of unamortized fees and costs was $2.4 million and $2.6 million as of March 31, 2016 and December 31, 2015, respectively, which is recorded as a reduction of the carrying amount of the 2019 Notes on the accompanying Condensed Consolidated Balance Sheets.
Secured Convertible Notes due June 2018
As of March 31, 2016 and December 31, 2015, the outstanding principal balance on the Deerfield Notes was $105.8 million and $103.8 million, respectively, which, subject to certain limitations, is payable in cash or in stock at our discretion. Beginning on July 2, 2015, the outstanding principal amount of the Deerfield Notes bears interest at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum. Through July 1, 2015, the outstanding principal amount of the Deerfield Notes bore interest in the annual amount of $6.0 million, payable quarterly in arrears.
The following is a summary of interest expense for the Deerfield Notes (in thousands):

	Three Months Ended March 31,
	2016	2015
Stated coupon interest paid in cash	$1,936	$1,479
Amortization of debt discount, debt issuance costs and accrual of interest paid in kind	2,029	2,947
Total interest expense	$3,965	$4,426
The balance of unamortized fees and costs was $0.6 million and $0.7 million as of March 31, 2016 and December 31, 2015, respectively, which is recorded as a reduction of the carrying amount of the Deerfield Notes on the accompanying Condensed Consolidated Balance Sheets. Effective March 4, 2015, upon notification of our election to extend the maturity date to July 1, 2018, we began to amortize the remaining unamortized discount, fees and costs through July 1, 2018 using the effective interest method and an effective interest rate of 15.3%.
We were required to make an additional mandatory prepayment on the Deerfield Notes in January 2015 and 2016 equal to 15% of certain revenues from collaborative arrangements, which we refer to as Development/Commercialization Revenue, received during the prior fiscal year, subject to a maximum prepayment amount of $27.5 million. We made no such mandatory prepayments due to the fact that we received no such revenues during the fiscal year ended December 31, 2014 and Deerfield’s election not to receive the mandatory prepayment in January 2016. As a result of the extension of the maturity date of the Deerfield Notes to July 1, 2018, our obligation to make annual mandatory prepayments equal to 15% of Development/Commercialization Revenue received by us during the prior fiscal year will continue to apply in January 2017 and January 2018. However, we will only be obligated to make any such annual mandatory prepayment if the note holders provide notice to us of their election to receive the prepayment. Pursuant to this requirement, we may be required make a mandatory prepayment of $27.5 million in January 2017 as a result of the upfront payment of $200.0 million received in March 2016 in consideration for the exclusive license and other rights contained in the collaboration and license agreement with Ipsen. That portion of the Deerfield Notes is included in current liabilities. The definition of “Development/Commercialization Revenue” expressly excludes any sale or distribution of drug or pharmaceutical products in the ordinary course of our business, and any proceeds from any Intellectual Property Sale, but would include our share of the net profits from the commercialization of cobimetinib in the U.S. and the receipt of royalties from cobimetinib sales outside the U.S., if any.
NOTE 7. FAIR VALUE MEASUREMENTS
The following table sets forth the fair value of our financial assets and liabilities that were measured and recorded on a recurring basis as of March 31, 2016 and December 31, 2015. We did not have any financial liabilities that were measured and recorded on a recurring basis or Level 3 investments as of March 31, 2016. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	March 31, 2016
	Level 1	Level 2	Total
Money market funds	$129,887	$—	$129,887
Commercial paper	—	177,935	177,935
Corporate bonds	—	68,325	68,325
U.S. Treasury and government sponsored enterprises	—	29,110	29,110
Total financial assets	$129,887	$275,370	$405,257

	December 31, 2015
	Level 1	Level 2	Total
Money market funds	$72,000	$—	$72,000
Commercial paper	—	78,155	78,155
Corporate bonds	—	72,091	72,091
U.S. Treasury and government sponsored enterprises	—	28,423	28,423
Marketable equity securities	18	—	18
Total financial assets	$72,018	$178,669	$250,687
The estimated fair value of our financial instruments that are carried at amortized cost for which it is practicable to determine a fair value was as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Notes	$203,900	$286,149	$198,708	$336,260
Deerfield Notes	$104,756	$105,166	$102,727	$101,096
Term loan payable	$80,000	$79,929	$80,000	$79,815
The carrying amounts of cash, trade and other receivables, accounts payable, accrued clinical trial liabilities, accrued compensation and benefits, accrued collaboration liability, and other accrued liabilities approximate their fair values and are excluded from the tables above.
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

•
We estimate the fair value of our other debt instruments, where possible, using the net present value of the payments. For the term loan, we use an interest rate that is consistent with money-market rates that would have been earned on our non-interest-bearing compensating balances as our discount rate, which is a Level 2 input. For the Deerfield Notes, we used a discount rate of 16.1%, which we estimate as our current borrowing rate for similar debt as of March 31, 2016, which is a Level 3 input.

NOTE 8. STOCK-BASED COMPENSATION
We recorded and allocated employee stock-based compensation expense for our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”) as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development expense	$5,564	$627
Selling, general and administrative expense	5,621	1,033
Total employee stock-based compensation expense	$11,185	$1,660
We use the Black-Scholes Merton option pricing model to value our stock options. The weighted average grant-date fair value of our stock options and ESPP purchases was as follows:

	Three Months Ended March 31,
	2016	2015
Stock options	$2.51	$1.35
ESPP	$2.31	$0.70
The fair value of employee stock option awards and ESPP purchases was estimated using the following assumptions:

	Stock Options
	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.16%	1.20%
Dividend yield	—%	—%
Volatility	79%	95%
Expected life	4.3 years	4.5 years

	Employee Stock Purchase Plan
	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	0.51%	0.11%
Dividend yield	—%	—%
Volatility	81%	96%
Expected life	6 months	6 months
The expected life computation is based on historical exercise patterns and post-vesting termination behavior. We considered implied volatility as well as our historical volatility in developing our estimate of expected volatility.
A summary of all stock option activity for the three months ended March 31, 2016 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	27,425,854	$4.22
Granted	2,062,850	$4.17
Exercised	(21,500)	$1.70
Forfeited	(116,788)	$3.26
Options outstanding at March 31, 2016	29,350,416	$4.22	4.97 years	$28,038
Exercisable at March 31, 2016	18,979,572	$4.23	4.34 years	$20,380
As of March 31, 2016, a total of 3,439,435 shares were available for grant under our stock option plans.

As of March 31, 2016, $18.0 million of total unrecognized compensation expense related to employee stock options was expected to be recognized over a weighted-average period of 2.82 years.
On March 7, 2016, as a result of the FDA’s acceptance of our NDA submission, the Compensation Committee of the Board of Directors of Exelixis convened to determine we had met certain performance objectives related to performance-based stock options granted to employees in 2014 and 2015. As a result of this determination, 2,955,464 performance-based stock options vested on March 7, 2016. Previously, we had expensed $3.3 million in employee stock-based compensation expense related to those options, and we recorded an additional $0.4 million during the three months ended March 31, 2016.
We have an additional 2,914,839 outstanding unvested stock options as of March 31, 2016 with an estimated grant date fair value of $3.7 million which were granted to employees in 2014 and 2015 and are subject to performance objectives set by the Compensation Committee of our Board of Directors. As of March 31, 2016, we considered the achievement of the performance objectives was probable and had, therefore, recorded $3.4 million of stock-based compensation expense in connection with such awards. On April 28, 2016, as a result of the FDA’s approval of our NDA submission, the Compensation Committee of the Board of Directors of Exelixis convened to determine we had met those performance objectives. The remaining $0.3 million of the expense for these awards will be recognized during the three months ended June 30, 2016.
A summary of all restricted stock unit (“RSU”) activity for the three months ended March 31, 2016 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Awards outstanding at December 31, 2015	1,002,188	$5.16
Awarded	1,996,441	$4.23
Released	(1,110,549)	$4.25
Forfeited	(3,559)	$5.87
Awards outstanding at March 31, 2016	1,884,521	$4.71	1.80 years	$7,632
As of March 31, 2016, $4.1 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 2.92 years.
During the three months ended March 31, 2016, we made a bonus payment made to our employees in the form of 1,072,833 shares of fully-vested restricted stock units which have a grant date fair value of $4.5 million.
NOTE 9. NET LOSS PER SHARE
The following table sets forth a reconciliation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(61,347)	$(35,170)
Denominator:
Shares used in computing basic and diluted net loss per share	228,304	195,904
Net loss per share, basic and diluted	$(0.27)	$(0.18)
The following table sets forth outstanding potentially dilutive shares of common stock that are not included in the computation of diluted net loss per share because, to do so would be anti-dilutive (in thousands):

	March 31
	2016	2015
Convertible Senior Subordinated Notes due 2019	54,118	54,118
Secured Convertible Notes due 2018	33,890	33,890
Outstanding stock options, unvested RSUs and ESPP contributions	31,364	29,591
Warrants	1,000	1,000
Total potentially dilutive shares	120,372	118,599
The warrants are participating securities and the warrant holders do not have a contractual obligation to share in our losses.
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
Trade and other receivables are unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception. As of March 31, 2016, 40% of our trade receivables are with the specialty pharmacy that sells COMETRIQ in the United States and 4% are with our European distribution partner. Both of these customers pay promptly and within their respective payment terms. All of our long-lived assets are located in the United States.
We have operations primarily in the United States, while some of our collaboration partners have headquarters outside of the United States and some of our clinical trials for cabozantinib are also conducted outside of the United States. The following table shows the percentage of revenues earned in the United States and European Union.

	Three Months Ended March 31,
	2016	2015
Percentage of revenues earned in the United States	88%	86%
Percentage of revenues earned in the European Union	12%	14%
We recorded a $0.2 million loss and a $0.2 million gain relating to foreign exchange fluctuations for three months ended March 31, 2016 and 2015, respectively.
The following table sets forth the percentage of revenues recognized by customer that represent 10% or more of total revenues:

	Three Months Ended March 31,
	2016	2015
Product sales:
Diplomat Specialty Pharmacy	55%	86%
Swedish Orphan Biovitrum	4%	14%
Collaboration agreements:
Merck	32%	—%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis contains forward-looking statements. These statements are based on Exelixis, Inc.’s (“Exelixis,” “we,” “our” or “us”) current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “expect,” “potential,” “will,” “intend,” “continues,” “objective,” “anticipate,” “may be,” “initiate,” “believe,” “could,” “plan,” “trend,” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Part II, Item 1A of this Form 10-Q, as well as those discussed elsewhere in this report.
This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission, or SEC, on February 29, 2016. Operating results are not necessarily indicative of results that may occur in future periods. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
Overview
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biopharmaceutical company committed to the discovery, development and commercialization of new medicines with the potential to improve care and outcomes for people with cancer. Since its founding in 1994, three medicines discovered at Exelixis have progressed through clinical development to receive regulatory approval. Currently, we are focused on advancing cabozantinib, an inhibitor of multiple tyrosine kinases including MET, AXL and VEGF receptors, which has shown clinical anti-tumor activity in more than 20 forms of cancer and is the subject of a broad clinical development program. Two separate formulations of cabozantinib have received regulatory approval to treat certain forms of kidney and thyroid cancer and are marketed for those purposes as CABOMETYX™ tablets in the United States and COMETRIQ® capsules in both the Unites States and European Union, respectively. Another Exelixis-discovered compound, cobimetinib, a selective inhibitor of MEK marketed as COTELLIC™ has been approved in major territories including the United States and European Union, and is being evaluated for further potential indications by Roche and Genentech (a member of the Roche Group) under a collaboration with Exelixis.
The U.S. Food and Drug Administration, or FDA, approved cabozantinib tablets for the treatment of patients with advanced renal cell carcinoma, or RCC, who have received prior anti-angiogenic therapy, under the brand name CABOMETYXTM on April 25, 2016, and was shipped to wholesalers and pharmacies within three days of approval. The approval of CABOMETYX is based on results of our phase 3 pivotal trial METEOR (Metastatic RCC Phase 3 Study Evaluating Cabozantinib vs. Everolimus), which met its primary endpoint of improving progression-free survival, or PFS. The median PFS was 7.4 months for the cabozantinib arm versus 3.8 months for the everolimus arm, and the hazard ratio [HR] was 0.58 (95% confidence interval [CI] 0.45-0.74, p<0.0001), corresponding to a 42% reduction in the rate of disease progression or death for cabozantinib compared to everolimus. CABOMETYX also significantly improved the objective response rate, or ORR, and demonstrated a statistically significant and clinically meaningful increase in overall survival, or OS. Compared with everolimus, CABOMETYX was associated with a 34% reduction in the rate of death and median OS was 21.4 months for patients receiving CABOMETYX versus 16.5 months for those receiving everolimus (HR=0.66, 95% CI 0.53-0.83, P=0.0003). CABOMETYX, which was granted Fast Track and Breakthrough Therapy designations by the FDA, is the first therapy to demonstrate in a phase 3 trial for patients with advanced RCC, robust and clinically meaningful improvements in all three key efficacy parameters - OS, PFS and ORR. A review of adverse events, or AEs, demonstrated that the frequency of AEs of any grade regardless of causality was approximately balanced between study arms, and the rate of treatment discontinuation due to adverse events was 10% for each of the cabozantinib and everolimus arms. Given the strength of cabozantinib’s clinical profile in advanced RCC, we rapidly expanded our commercialization capabilities in the United States and shipped CABOMETYX to wholesalers and pharmacies within three days of such approval.
In January 2016, our Marketing Authorization Application, or MAA, for cabozantinib as a treatment for patients with advanced RCC who have received prior anti-angiogenic therapy was accepted for review and granted accelerated assessment by the European Medicines Agency, or EMA. On February 29, 2016, we entered into a collaboration and license agreement, or the Agreement, with Ipsen Pharma SAS, or Ipsen, for the commercialization and further development of cabozantinib. Pursuant to the terms of the Agreement, Ipsen will have exclusive commercialization rights for current and potential future cabozantinib indications outside of the United States, Canada and Japan. We have agreed to collaborate on the development of cabozantinib for current and potential future indications. With respect to remaining markets, we are evaluating opportunities to partner cabozantinib in Japan and intend to seek regulatory approval for cabozantinib in Canada and commercialize the drug there ourselves.
Beyond the FDA-approved indications of RCC and MTC, we are engaged in a broad development program comprising over 45 ongoing or planned clinical trials to explore the clinical potential of cabozantinib in additional tumor types. The most notable study of this program is our company-sponsored phase 3 trial of cabozantinib in advanced hepatocellular carcinoma, or HCC, called CELESTIAL (Cabozantinib Phase 3 Controlled Study In Hepatocellular Carcinoma). In addition, we support earlier stage trials conducted through our Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute’s Cancer Therapy Evaluation Program, or NCI-CTEP, or our investigator sponsored trial, or IST, program. We intend to use these earlier stage trials to prioritize decision-making for our late stage development program.
Significant progress continues to be made with respect to the clinical development, regulatory status and commercial potential of certain of our other partnered compounds. For example, cobimetinib, a compound we out-licensed in 2006 to Genentech, Inc. (a member of the Roche Group), or Genentech, was approved by the FDA on November 10, 2015, under the brand name COTELLIC, in combination with vemurafenib, as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma. COTELLIC in combination with vemurafenib has also been approved in multiple other territories including the European Union and Canada. Genentech has launched COTELLIC in these markets, and in the United States we contribute 25% of the sales force to the commercialization effort. Cobimetinib is also being evaluated in a broad development program comprising several clinical trials investigating cobimetinib in combination with a variety of agents in multiple tumor types. On May 3, 2016, we issued a formal notice of dispute to Genentech asserting claims against Genentech related to its clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the United States. For additional information on our dispute with Genentech please see, “– Collaborations – Cobimetinib Collaboration.”
Our Strategy
Our immediate objective is to build cabozantinib into a significant oncology franchise as a single agent, and potentially in combination with other therapies. The FDA approval of CABOMETYX is a very significant advance for us because we will now be able to commercialize cabozantinib in the large and growing advanced RCC market in the United States. The collaboration we announced with Ipsen in February 2016 is also highly significant because Ipsen is already engaged in the global distribution of oncology medicines and will enable the commercialization of cabozantinib in other territories outside the United States, Canada, and Japan, if and when regulatory approvals are secured in those territories.
The next major therapeutic opportunity that we are currently exploring with cabozantinib is in advanced HCC, a sizable second-line market that represents an area of substantial unmet medical need due to the lack of any existing second-line treatment. We anticipate top-line results from CELESTIAL in 2017.
Beyond HCC, we expect results in 2016 from several earlier stage clinical studies being conducted under our collaboration with NCI-CTEP, including a phase 2 trial comparing cabozantinib to sunitinib in the first-line treatment of intermediate or poor risk RCC patients, a phase 1b trial of cabozantinib plus nivolumab alone, or in combination with ipilimumab, in patients with genitourinary tumors, including bladder cancer and RCC and a phase 2 trial evaluating single agent cabozantinib in recurrent endometrial cancer.
Cabozantinib was approved in the United States in 2012 as COMETRIQ, for patients suffering from progressive, metastatic medullary thyroid cancer, or MTC, and in the European Union in 2014 for patients suffering from progressive, unresectable, locally advanced, or metastatic medullary thyroid cancer under the same COMETRIQ brand name. We refer to these indications together as the “approved MTC indications.” Although the combined patient population is relatively small, COMETRIQ has become an important treatment option for these patients and the COMETRIQ opportunity in the approved MTC indications has afforded us valuable commercialization experience. In addition, revenue from COMETRIQ sales contributes to the working capital we require to operate our day-to-day business activities. We therefore intend to continue to execute on our COMETRIQ commercialization plans in the United States, and internationally with our collaboration partner, Ipsen, by promoting this medicine’s use appropriately and ensuring that patients have access.
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

Collaborations
We have established collaborations with Ipsen for cabozantinib, Genentech (a member of the Roche group) for cobimetinib, and other collaborations with leading pharmaceutical companies including Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Sanofi, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo Company Limited, or Daiichi Sankyo, for compounds and programs in our portfolio. Excluding our collaboration agreement with Ipsen for cabozantinib and our co-promotion agreement with Genentech, we have fully out-licensed compounds or programs to a partner for further development and commercialization under these collaborations and have no further development cost obligations under our collaborations. Under each of our collaborations, we are entitled to receive milestones and royalties or, in the case of cobimetinib, a share of profits (or losses) from commercialization.
Cabozantinib Collaboration
On February 29, 2016, we entered into a collaboration and license agreement, or the Agreement, with Ipsen for the commercialization and further development of cabozantinib. Pursuant to the terms of the Agreement, Ipsen will have exclusive commercialization rights for current and potential future cabozantinib indications outside of the United States, Canada and Japan. We have agreed to collaborate on the development of cabozantinib for current and potential future indications.
In consideration for the exclusive license and other rights contained in the Agreement, Ipsen paid us an upfront nonrefundable payment of $200.0 million in March 2016. We will be eligible to receive development and regulatory milestones, totaling up to $252.5 million, including a $60.0 million milestone payment upon approval of cabozantinib by the EMA in second-line RCC, milestone payments of $10.0 million and $40.0 million upon the filing and the approval of cabozantinib in second-line hepatocellular carcinoma, and additional milestones for other future indications. We will also be eligible to receive two $10.0 million milestone payments upon the launch of the product in the first two of the following countries: Germany, France, Italy, Spain and the United Kingdom. The Agreement also provides that we will be eligible to receive contingent payments of up to $525.0 million associated with the achievement of specified sales volumes. We will also receive royalties on net sales of cabozantinib outside of the United States, Canada and Japan. We will receive a 2% royalty on the initial $50.0 million of net sales, and a 12% royalty on the next $100.0 million of net sales. After the initial $150.0 million of sales, we will receive a tiered royalty of 22% to 26% on annual net sales; these tiers will reset each calendar year. We are primarily responsible for funding cabozantinib related development costs for existing trials; global development costs for potential future trials will be shared between the parties, with Ipsen to reimburse us for 35% of such costs. Pursuant to the terms of the Agreement, we will remain responsible for the manufacture and supply of cabozantinib for all development and commercialization activities under the Agreement. As part of the Agreement, we entered into a supply agreement which provides that through the end of the second quarter of 2018, we will supply finished, labeled product to Ipsen for distribution in the territories outside of the United States, Canada and Japan, and from the end of the second quarter of 2018 forward, we will supply primary packaged bulk tablets to Ipsen. No manufacturing rights were granted to Ipsen.
Cobimetinib Collaboration
Cobimetinib in combination with vemurafenib has been approved in multiple territories, including the United States, European Union and Canada as a treatment for patients with advanced melanoma harboring a BRAF V600E or V600K mutation, and is marketed as COTELLIC. Results from coBRIM, the phase 3 pivotal trial conducted by Genentech (a member of the Roche group) evaluating cobimetinib in combination with vemurafenib in previously untreated patients with unresectable locally advanced or metastatic melanoma harboring a BRAF V600E or V600K mutation served as the basis for such regulatory approvals.
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
Under the terms of our collaboration agreement with Genentech for cobimetinib, we are entitled to a share of U.S. profits and losses for cobimetinib. The profit share has multiple tiers: we are entitled to 50% of profits and losses from the first

$200.0 million of U.S. actual sales, decreasing to 30% of profits and losses from U.S. actual sales in excess of $400.0 million. We are entitled to low double-digit royalties on ex-U.S. net sales. In November 2013, we exercised an option under the collaboration agreement to co-promote in the United States, if commercialized. Following the approval of COTELLIC in the United States in November 2015, we began fielding 25% of the sales force promoting COTELLIC in combination with vemurafenib as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma.
We believe that cobimetinib has the potential to provide us with a second meaningful source of revenue. Our objective, therefore, is and has been to work with Genentech on the execution of the U.S. COTELLIC commercial plan in order to maximize the product’s revenue potential. However, to date, we believe Genentech’s cost and revenue allocations for COTELLIC, as determined exclusively by Genentech, have been contrary to the applicable terms of the collaboration agreement. We have raised this concern with Genentech, along with other material concerns regarding Genentech’s performance under the collaboration agreement, but thus far have been unable to come to resolution on any of these issues. Accordingly, on May 3, 2016, we issued a formal notice of dispute to Genentech, per the collaboration agreement’s dispute resolution procedures. This notice asserts claims against Genentech related to its clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the United States.  If the dispute is not resolved within thirty days of Genentech’s receipt of this notice, we intend to initiate an arbitration.
Other Collaborations
With respect to our partnered compounds, other than cabozantinib and cobimetinib, we are eligible to receive potential contingent payments totaling approximately $3.1 billion in the aggregate on a non-risk adjusted basis, of which 8% are related to clinical development milestones, 39% are related to regulatory milestones and 53% are related to commercial milestones, all to be achieved by the various licensees, which may not be paid, if at all, until certain conditions are met.
Business Highlights for the Three Months Ended March 31, 2016 and Recent Events
FDA Approves CABOMETYX Tablets for Patients with Previously Treated Advanced RCC.
On April 25, 2016, the FDA approved CABOMETYX tablets for the treatment of patients with advanced RCC who have received prior anti-angiogenic therapy. The approval of CABOMETYX is based on results of our phase 3 pivotal trial METEOR, which met its primary endpoint of improving PFS. CABOMETYX also significantly improved the ORR, and demonstrated a statistically significant and clinically meaningful increase in OS.
Positive Data Presented from Subgroup Analyses from METEOR Trial.
In January 2016, positive results from subgroup analyses of the METEOR trial were presented at the American Society of Clinical Oncology 2016 Genitourinary Cancers Symposium. This analysis contributed important details to the previously-released results conducted at the time of primary endpoint, demonstrating that the PFS and ORR benefits derived from cabozantinib treatment were consistent across various prespecified and post-hoc analysis subgroups. Importantly, observed benefits were independent of the location and number of organ metastases, tumor burden, the type, duration and number of prior VEGF receptor TKI therapies, and prior PD-1/PD-L1 therapy.
EMA Validates MAA for Cabozantinib for Advanced RCC and Grants Accelerated Assessment.
In January 2016, our MAA for cabozantinib as a treatment for patients with advanced RCC who have received one prior therapy was accepted for review; CHMP had previously granted accelerated assessment for the application. The MAA is eligible for a 150-day review, versus the standard 210 days (excluding clock stops when information is requested by the EMA).
Additional Regulatory Approvals for COTELLIC.
In April and May 2016, Australia’s Therapeutic Goods Administration and Brazil’s ANVISA, respectively, approved COTELLIC in combination with vemurafenib for the treatment of patients with unresectable or metastatic melanoma with a BRAF V600 mutation. As previously announced, in February 2016 Health Canada approved COTELLIC in combination with vemurafenib for the treatment of patients with unresectable or metastatic melanoma with a BRAF V600 mutation.
Entry into Exclusive Licensing Agreement with Ipsen to Commercialize and Develop Cabozantinib
On February 29, 2016, we entered into a collaboration and license agreement with Ipsen, for the commercialization and further development of cabozantinib. Pursuant to the terms of this agreement, Ipsen will have exclusive commercialization rights for current and potential future cabozantinib indications outside of the United States, Canada and Japan. The companies have agreed to collaborate on the development of cabozantinib for current and potential future indications.

Certain Factors Important to Understanding Our Financial Condition and Results of Operations
Successful development and commercialization of drugs is inherently difficult and uncertain. Products often fail during the research and development process and, if and when they are approved by regulatory authorities, they must then compete in highly competitive therapeutic areas, such as cancer treatment. Our financial performance is driven by many factors, including those described below, and is subject to the risks set forth in “Item 1A - Risk Factors” below.
Limited Sources of Revenues and the Need to Raise Additional Capital
We have incurred net losses since inception through March 31, 2016, with the exception of the 2011 fiscal year. We anticipate net losses for the foreseeable future. For the three months ended March 31, 2016, we incurred a net loss of $61.3 million and as of March 31, 2016, we had an accumulated deficit of $2.0 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Excluding fiscal 2011, our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
We launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in January 2013, and from the commercial launch through March 31, 2016, we have generated $83.4 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. Furthermore, while CABOMETYX was approved by the FDA for the treatment of advanced RCC on April 25, 2016, and was shipped to wholesalers and pharmacies within three days of such approval, we have only just begun to generate revenue from the sale of CABOMETYX.
The amount of our net losses will depend, in part, on: the level of sales of CABOMETYX in the U.S. for the treatment of advanced RCC; our sales of COMETRIQ; achievement of clinical, regulatory and commercial milestones and the amount of royalties, if any, from sales of cabozantinib under our collaboration with Ipsen; our share of the net profits and losses for the commercialization of COTELLIC in the U.S. under our collaboration with Genentech (a member of the Roche group); the amount of royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech; other license and contract revenues; and, the level of our expenses, primarily with respect to expanded commercialization activities for cabozantinib.
As of March 31, 2016, we had $407.6 million in cash and investments, which included $323.3 million available for operations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $2.7 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. For a description of the factors upon which our capital requirements depend, please see “– Liquidity and Capital Resources – Capital Requirements.”
Clinical Development and Commercialization of Cabozantinib
Our primary development and commercialization program is focused on cabozantinib, an inhibitor of multiple receptor tyrosine kinases, currently approved under the brand name CABOMETYX for the treatment of advanced RCC in the United States and under the brand name COMETRIQ in the United States and the European Union for the treatment of the approved MTC indications. However, cabozantinib may fail to show adequate safety or efficacy as an anti-cancer drug in clinical testing in other types of cancer. For example, our two phase 3 clinical trials (COMET-1 and COMET-2) of cabozantinib in metastatic castration-resistant prostate cancer, or mCRPC, failed to meet their primary endpoints. Based on the outcomes of the COMET trials, we terminated the clinical development of cabozantinib in mCRPC, and other studies in mCRPC sponsored by us, including a randomized phase 2 study of cabozantinib in combination with abiraterone, have been halted.
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
The commercial success of cabozantinib depends upon the degree of market acceptance of both CABOMETYX and COMETRIQ among physicians, patients, health care payers such as Medicare and Medicaid, and the medical community. It also depends upon how cabozantinib fares in competition with other products. We view nivolumab as the principal competition for CABOMETYX for the treatment of advanced RCC and vandetanib as the principal competition for COMETRIQ for the treatment of the approved MTC indications. In anticipation of the FDA’s approval for cabozantinib for the treatment of patients with advanced RCC who have received prior anti-angiogenic therapy, we increased our sales, marketing and distribution capabilities. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Such expenses may be disproportional compared to the revenues we may be able to generate and may have an adverse impact on our results of operations.
For a description of the competition CABOMETYX and COMETRIQ face in the market for products treating advanced RCC and the approved MTC indications, respectively, and may face in the future should cabozantinib be approved for other indications, please see “Part II, Item 1A. Risk Factors - Risks Related to Cabozantinib and Cobimetinib - Our competitors may develop products and technologies that impair the value of cabozantinib and cobimetinib - Competition for cabozantinib.”
Convertible Senior Subordinated Notes
In August 2012, we issued and sold $287.5 million aggregate principal amount of the 4.25% Convertible Senior Subordinated Notes due 2019, or the 2019 Notes, for net proceeds of $277.7 million. The 2019 Notes mature on August 15, 2019, unless earlier converted, redeemed or repurchased, and bear interest at a rate of 4.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. Subject to certain terms and conditions, at any time on or after August 15, 2016, we may redeem for cash all or a portion of the 2019 Notes. The redemption price will equal 100% of the principal amount of the 2019 Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Upon the occurrence of certain circumstances, holders may convert their 2019 Notes prior to the close of business on the business day immediately preceding May 15, 2019. On or after May 15, 2019, until the close of business on the second trading day immediately preceding August 15, 2019, holders may surrender their 2019 Notes for conversion at any time. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate of 188.2353 shares of common stock per $1,000 principal amount of the 2019 Notes is equivalent to a conversion price of approximately $5.31 per share of common stock and is subject to adjustment in connection with certain events. If a Fundamental Change, as defined in the indenture governing the 2019 Notes, occurs, holders of the 2019 Notes may require us to purchase for cash all or any portion of their 2019 Notes at a purchase price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change purchase date. In addition, if certain specified bankruptcy and insolvency-related events of default occur, the principal of, and accrued and unpaid interest on, all of the then outstanding notes will automatically become due and payable. If an event of default other than certain specified bankruptcy and insolvency-related events of default occurs and is continuing, the Trustee by notice to us or the holders of at least 25% in principal amount of the outstanding 2019 Notes by notice to us and the Trustee, may declare the principal of, and accrued and unpaid interest on, all of the then outstanding 2019 Notes to be due and payable.
Deerfield Facility
In June 2010, we entered into a note purchase agreement with Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P., or the Original Deerfield Purchasers, pursuant to which, on July 1, 2010, we sold to the Original Deerfield Purchasers an aggregate of $124.0 million principal amount of our Secured Convertible Notes due July 1, 2015, which we refer to as the Original Deerfield Notes, for an aggregate purchase price of $80.0 million, less closing fees and expenses of approximately $2.0 million. On January 22, 2014, the note purchase agreement was amended to provide us with an option to extend the maturity date of our indebtedness under the note purchase agreement to July 1, 2018. On July 1, 2015, we made a $4.0 million principal payment and then extended the maturity date of the Original Deerfield Notes from July 1, 2015 to July 1, 2018. In connection with the extension, affiliates of the Original Deerfield Purchasers, which we refer to as the New Deerfield Purchasers, acquired the $100.0 million principal amount of the Original Deerfield Notes and we issued restated notes, which we refer to as the Restated Deerfield Notes with each of the New Deerfield Purchasers, representing the $100.0 million principal amount. We refer to the Original Deerfield Purchasers and the New Deerfield Purchasers collectively as Deerfield, and to the Original Deerfield Notes and Restated Deerfield Notes, collectively as the Deerfield Notes.
As of March 31, 2016 and December 31, 2015, the outstanding principal balance on the Deerfield Notes was $105.8 million and $103.8 million, respectively, which, subject to certain limitations, is payable in cash or in stock at our discretion. Beginning on July 2, 2015, the outstanding principal amount of the Deerfield Notes bears interest at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum. Through July 1, 2015, the outstanding principal amount of the Deerfield Notes bore interest in the annual amount of $6.0 million, payable quarterly in arrears.

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
The following is a summary of interest expense for the Deerfield Notes (in thousands):

	Three Months Ended March 31,
	2016	2015
Stated coupon interest	$1,936	$1,479
Amortization of debt discount and debt issuance costs	2,029	2,947
Total interest expense	$3,965	$4,426
The balance of unamortized fees and costs was $0.6 million and $0.7 million as of March 31, 2016 and December 31, 2015, respectively, which is recorded as a reduction of the carrying amount of the 2019 Notes on the accompanying Condensed Consolidated Balance Sheets. Effective March 4, 2015, upon notification of our election to require the New Deerfield Purchasers to acquire the Deerfield Notes and extend the maturity date to July 1, 2018, we began to amortize the remaining unamortized discount, fees and costs through July 1, 2018 using the effective interest method and an effective interest rate of 15.34%.
In each of January 2014 and 2013, we made mandatory prepayments of $10.0 million on the Deerfield Notes. We were required to make an additional mandatory prepayment on the Deerfield Notes in January 2015 and 2016 equal to 15% of certain revenues from collaborative arrangements, which we refer to as Development/Commercialization Revenue, received during the prior fiscal year, subject to a maximum prepayment amount of $27.5 million. We made no such mandatory prepayments due to the fact that we received no such revenues during the fiscal year ended December 31, 2014 and Deerfield’s election not to receive the mandatory prepayment in January 2016. As a result of the extension of the maturity date of the Deerfield Notes to July 1, 2018, our obligation to make annual mandatory prepayments equal to 15% of Development/Commercialization Revenue received by us during the prior fiscal year will continue to apply in January 2017 and January 2018. However, we will only be obligated to make any such annual mandatory prepayment if the note holders provide notice to us of their election to receive the prepayment. Pursuant to this requirement, we may be required make a mandatory prepayment of $27.5 million in January 2017 as a result of the upfront nonrefundable payment of $200.0 million received in March 2016 in consideration for the exclusive license and other rights contained in the collaboration and license agreement with Ipsen. That portion of the Deerfield Notes is included in current liabilities. The definition of “Development/Commercialization Revenue” expressly excludes any sale or distribution of drug or pharmaceutical products in the ordinary course of our business, and any proceeds from any Intellectual Property Sale, but would include our share of the net profits from the commercialization of cobimetinib in the U.S. and the receipt of royalties from cobimetinib sales outside the U.S., if any.
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
In connection with the issuance of the 2014 Warrants, we entered into a registration rights agreement with Deerfield, pursuant to which we filed a registration statement with the Securities and Exchange Commission, or SEC, covering the resale of the shares of common stock issuable upon exercise of the 2014 Warrants.
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
Loan Agreement with Silicon Valley Bank
On May 22, 2002, we entered into a loan and security agreement with Silicon Valley Bank for an equipment line of credit. On June 2, 2010, we amended the loan and security agreement to provide for a new seven-year term loan in the amount of $80.0 million. As of both March 31, 2016 and December 31, 2015, the outstanding principal balance due under the term loan was $80.0 million. All other amounts due under the agreement were repaid prior to December 31, 2015. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. In accordance with the terms of the loan and security agreement, we are required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement, if any, on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement (although we are entitled to retain income earned or the amounts maintained in such accounts). Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.0%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement.
Critical Accounting Estimates
The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, including for deductions from revenues (such as rebates, chargebacks, sales returns and sales allowances) and the period of performance, identification of deliverables and evaluation of milestones with respect to our collaborations, recoverability of inventory, certain accrued liabilities including clinical trial and collaboration liability accruals, and share-based compensation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
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
Revenue Recognition
Licenses and Contracts
We enter into corporate collaboration and license agreements under which we may obtain upfront license fees, research funding, and contingent, milestone and royalty payments. Our deliverables under these arrangements may include intellectual property rights, distribution rights, delivery of manufactured product, participation on joint steering committees and/or research and development services. In order to account for the multiple-element arrangements, we identify the deliverables included within the arrangement and evaluate whether the delivered elements under these arrangements have value to our collaboration partner on a stand-alone basis and represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver future goods or services, a right or license to use an asset, or another performance obligation. If we determine that multiple deliverables exist, the consideration is allocated to one or more units of accounting based upon the best estimate of the selling price of each deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-

party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement shall be combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue then shall be determined for those combined deliverables as a single unit of accounting. For a combined unit of accounting, non-refundable upfront fees are recognized in a manner consistent with the final deliverable, which has generally been ratably over the period of continued involvement. Amounts received in advance of performance are recorded as deferred revenue. Upfront fees are classified as license revenues in our consolidated statements of operations.
We consider sales-based contingent payments to be royalty revenue which is generally recognized at the date the contingency is achieved. Royalties are classified as license revenues in our consolidated statements of operations.
For certain contingent payments under collaboration and license arrangements, we recognize revenue using the milestone method. Under the milestone method a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event: (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive requires estimation and judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is: (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) reasonable relative to all deliverables and payment terms in the arrangement. In making the determination as to whether a milestone is substantive or not, we consider all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether any portion of the milestone consideration is related to future performance or deliverables.
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2016, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Fiscal Year Convention
We adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2016 will end on December 30, 2016, and fiscal year 2015, ended on January 1, 2016. For convenience, references in this report as of and for the fiscal periods ended April 1, 2016 and March 28, 2015, and as of and for the fiscal years ended December 30, 2016 and January 1, 2016, are indicated as being as of and for the periods ended March 31, 2016, March 31, 2015, December 31, 2016, and December 31, 2015, respectively.
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Gross product revenues	$10,614	$10,133
Discounts and allowances	(1,515)	(745)
Net product revenues	9,099	9,388
License revenues (1)	1,328	—
Contract revenues (2)	5,000	—
Total revenues	$15,427	$9,388
Dollar change	$6,039
Percentage change	64%
____________________

(1)	Includes royalties and amortization of upfront payments.

(2)	Includes contingent and milestone payments.
Product revenues relate to the sale of COMETRIQ. The increase in gross product revenues for the three months ended March 31, 2016, as compared to the same period in 2015, reflects the impact of an increase in sales volume and average sales price which was partially offset by the impact of a change during three months ended March 31, 2015 to the “sell-in” method which resulted in the one-time recognition of $2.6 million of deferred revenue attributable to sales to the specialty pharmacy that sells COMETRIQ in the United States during the period.
The increase in discounts and allowances during the three months ended March 31, 2016 was primarily related to reserves recorded for expected future returns of COMETRIQ from Sobi and our specialty pharmacy in the United States totaling $0.5 million; there were no such reserves recorded during the comparable period in 2015.
License revenues for the three months ended March 31, 2016 primarily related to the amortization of $1.2 million for the three months ended March 31, 2016 from the non-refundable up-front payment of $200.0 million we received during March 2016 pursuant to our collaboration and license agreement with Ipsen. Contract revenues for the three months ended March 31, 2016 reflects a $5.0 million milestone earned from Merck related to its worldwide license of our PI3K-delta program. There was no such license or contract revenue during the comparable period in 2015.
Total revenues by customer were as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Diplomat Specialty Pharmacy	$8,464	$8,075
Merck	5,000	—
Ipsen	1,198	—
Sobi	635	1,313
Other	130	—
	$15,427	$9,388
Dollar change	$6,039
Percentage change	64%

Cost of Goods Sold
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty on net sales of any product incorporating cabozantinib we are required to pay GlaxoSmithKline pursuant to the terms of our product development and commercialization agreement that terminated during 2014, indirect labor costs, the cost of manufacturing, write-downs related to expiring and excess inventory, and other third party logistics costs for our product. A portion of the manufacturing costs for product sales were incurred prior to regulatory approval of COMETRIQ for the treatment of progressive, metastatic MTC in the United States and, therefore, were expensed as research and development costs when those costs were incurred, rather than capitalized as inventory.
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of goods sold	$685	$766
Gross margin	92%	92%
The cost of goods sold and gross margin we have experienced in this early stage of our product launch may not be representative of what we may experience going forward.
Research and Development Expenses
Total research and development expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development expenses	$28,926	$22,282
Dollar change	$6,644
Percentage change	30%
Research and development expenses consist primarily of clinical trial expenses, stock-based compensation, personnel expenses, consulting and outside services, the allocation of general corporate costs, and temporary personnel expenses.
The increase in research and development expenses for the three months ended March 31, 2016 primarily related to stock-based compensation, personnel expenses, and consulting and outside services. Stock-based compensation increased by $4.9 million for the three months ended March 31, 2016 as compared to the comparable period in 2015 primarily due to performance-based stock-options tied to the acceptance and anticipated approval of our NDA filing with the FDA and a bonus to our employees in the form of fully-vested restricted stock units. Personnel expenses increased by $1.1 million for the three months ended March 31, 2016 as compared to the comparable period in 2015 primarily due to the hiring of medical science liaisons in anticipation of the launch of CABOMETYX. Consulting and outside services increased by $1.1 million for the three months ended March 31, 2016 as compared to the comparable period in 2015 primarily due to increases in activities related to medical affairs and drug safety. Those increases were partially offset by a decrease in the allocation of general corporate costs, which decreased by $1.4 million for the three months ended March 31, 2016 as compared to the comparable period in 2015, primarily due to the decrease in allocable administrative costs.
We are focusing our development and commercialization efforts primarily on cabozantinib to maximize the therapeutic and commercial potential of this compound, and as a result, we expect nearly all of our future research and development expenses to relate to the clinical development of cabozantinib. We expect to continue to incur significant development costs for cabozantinib in future periods as we evaluate its potential in a broad development program comprising over 45 ongoing or planned clinical trials across multiple indications. The most notable study of this program is our company-sponsored phase 3 trial of cabozantinib in advanced hepatocellular carcinoma, or HCC, called CELESTIAL. In addition, postmarketing commitments in connection with the approval of COMETRIQ in progressive, metastatic MTC dictate that we conduct an additional study in that indication.
We anticipate that research and development expenses will stay flat during 2016 with a decrease in clinical trial costs offset by an increase in costs associated with Medical Affairs to support the launch of CABOMETYX for the treatment of advanced RCC.
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
Selling, General and Administrative Expenses
Total selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Selling, general and administrative expenses	$34,857	$9,531
Dollar change	$25,326
Percentage change	266%
Selling, general and administrative expenses consist primarily of personnel expenses, marketing, consulting and outside services, employee stock-based compensation, facility costs, travel and entertainment and legal and accounting costs.
The increase in selling, general and administrative expenses for the three months ended March 31, 2016 related to personnel expenses, marketing, consulting and outside services and stock-based compensation. Personnel expenses increased by $8.2 million for the three months ended March 31, 2016 as compared to the comparable period in 2015 primarily due to the expansion of our U.S. sales force in anticipation of the launch of CABOMETYX. Marketing expenses increased by $5.4 million for the three months ended March 31, 2016 as compared to the comparable period in 2015 due to an increase in COTELLIC commercialization expenses under the collaboration with Genentech and pre-launch marketing activities for CABOMETYX. Consulting and outside services increased by $5.3 million for the three months ended March 31, 2016 as compared to the comparable period in 2015, which includes our accrual for a termination fee to be paid to Sobi and additional pre-launch activities for CABOMETYX. Stock-based compensation increased by $4.6 million for the three months ended March 31, 2016 as compared to the comparable period in 2015 primarily due to performance-based stock-options tied to the acceptance and anticipated approval of our NDA filing with the FDA and a bonus to our employees in the form of fully-vested restricted stock units.
We anticipate selling, general and administrative expenses for the remainder of 2016 will be in-line with our first quarter results.
Total Other Income (Expense), Net
Total other income (expense), net, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Interest income and other, net	$202	$(7)
Interest expense	(12,414)	(12,403)
Total other expense, net	$(12,212)	$(12,410)
Dollar change	$198
Percentage change	(2)%
Total other income (expense), net consists primarily of interest expense incurred on our debt, partially offset by interest income earned on our cash and investments and gains and losses on derivatives and foreign exchange fluctuations.

Liquidity and Capital Resources
Sources and Uses of Cash
The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2016	2015
Net loss	$(61,347)	$(35,170)
Net cash provided by (used in) operating activities	154,896	(45,086)
Net cash (used in) provided by investing activities	(19,685)	49,895
Net cash provided by (used in) financing activities	37	(217)
Net increase in cash and cash equivalents	135,248	4,592
Cash and cash equivalents at beginning of period	141,634	80,395
Cash and cash equivalents at end of period	$276,882	$84,987
We launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in January 2013, and from the commercial launch through March 31, 2016 we have generated $83.4 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. For a discussion of potential future capital requirements, please see “– Liquidity and Capital Resources – Capital Requirements.”
Operating Activities
Our operating activities provided cash of $154.9 million for the three months ended March 31, 2016, compared to cash used of $45.1 million for the same period in 2015. Operating cash flows can differ from our consolidated net loss as a result of differences in the timing of cash receipts and non-cash charges.
Cash provided by operating activities for the three months ended March 31, 2016 was primarily the result of the $200.0 million upfront payment Ipsen paid us in consideration for the exclusive license and other rights contained in the collaboration and license agreement we entered into on February 29, 2016 and cash receipts from net product revenues. Those proceeds were partially offset by operating expenses of $64.6 million for the period, excluding non-cash expenses for stock-based compensation totaling $11.2 million and the accretion of debt discounts totaling $5.3 million. Our operating expenses were largely attributable to the development and commercialization of cabozantinib. In addition, cash provided by operating activities also increased as a result a $5.3 million increase in accounts payable, accrued compensation, and other accrued liabilities and a $3.7 million increase in our accrued collaboration liability, and was partially offset by a $4.9 million increase of other receivables, a $1.9 million reduction in accrued clinical trial liabilities and a $1.1 million reduction in restructuring liabilities.
Cash used in operating activities for the three months ended March 31, 2015 related primarily to our $32.1 million operating expenses for the period, excluding non-cash expenses for accretion of debt discount totaling $7.7 million on the Deerfield Notes and the 2019 Notes and stock-based compensation totaling $1.7 million. Our operating expenses were largely attributable to the development of cabozantinib. In addition, we made cash payments that resulted in a $10.6 million reduction in accrued clinical trial liabilities, a $6.4 million reduction in accounts payable and other accrued expenses, and a $1.8 million increase in prepaid expenses and other assets during the period. We also paid $2.0 million for restructuring activities.
Investing Activities
Our investing activities used cash of $19.7 million for the three months ended March 31, 2016, compared to $49.9 million cash provided for the same period in 2015.
Cash used by investing activities for the three months ended March 31, 2016 was primarily due to investment purchases of $51.2 million, less cash from the maturity of unrestricted and restricted investments of $32.1 million.
Cash provided by investing activities for the three months ended March 31, 2015 was primarily due to the maturity of unrestricted and restricted investments of $65.2 million, less investment purchases of $16.0 million.

Financing Activities
Cash provided by financing activities was $37,000 for the three months ended March 31, 2016, compared to $0.2 million cash used for the same period in 2015.
Cash provided by financing activities for the three months ended March 31, 2016 was a result of the issuance of common stock under our equity incentive plans.
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
Capital Requirements
We have incurred net losses since inception through March 31, 2016, with the exception of the 2011 fiscal year. We anticipate net losses for the foreseeable future. For the three months ended March 31, 2016, we incurred a net loss of $61.3 million and as of March 31, 2016, we had an accumulated deficit of $2.0 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Excluding fiscal 2011, our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
We launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in January 2013, and from the commercial launch through March 31, 2016, we have generated $83.4 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. Furthermore, while CABOMETYX was approved by the FDA for the treatment of advanced RCC on April 25, 2016, and was shipped to wholesalers and pharmacies within three days of such approval, we have only just begun to generate revenue from the sale of CABOMETYX.
The amount of our net losses will depend, in part, on: the level of sales of CABOMETYX in the U.S. for the treatment of advanced RCC; our sales of COMETRIQ; achievement of clinical, regulatory and commercial milestones and the amount of royalties, if any, from sales of cabozantinib under our collaboration with Ipsen; our share of the net profits and losses for the commercialization of COTELLIC in the U.S. under our collaboration with Genentech (a member of the Roche group); the amount of royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech; other license and contract revenues; and, the level of our expenses, primarily with respect to expanded commercialization activities for cabozantinib.
As of March 31, 2016, we had $407.6 million in cash and investments, which included $323.3 million available for operations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $2.7 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. Our capital requirements will depend on many factors including but not limited to:

•	the commercial success of both CABOMETYX and COMETRIQ and the revenues we generate from those approved products;

•	costs associated with maintaining our expanded sales, marketing, medical affairs and distribution capabilities for CABOMETYX in advanced RCC and COMETRIQ in the approved MTC indications;

•	the achievement of stated regulatory and commercial milestones, under our collaboration with Ipsen;

•
the commercial success of COTELLIC and the calculation of our share of related profits and losses for the commercialization of COTELLIC in the U.S. and royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech (a member of the Roche group);

•	the speed of a potential regulatory approval for cabozantinib for the treatment of advanced RCC in the European Union and in other indications both in the United States and abroad;

•	future clinical trial results, notably the results from CELESTIAL, our phase 3 pivotal trial in patients with advanced HCC;

•
repayment of the Deerfield Notes (see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Important to Understanding Our Financial Condition and Results of Operations - Deerfield Facility” for a description of these notes) which mature on July 1, 2018, subject to a requirement to make a mandatory prepayment in each of 2017 and 2018 equal to 15% of certain revenues from collaborative arrangements (other than intercompany arrangements) received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million;

•	our ability to repay the Deerfield Notes with our common stock, which we are only able to do under specified conditions;

•
repayment of our $287.5 million aggregate principal amount of the 4.25% Convertible Senior Subordinated Notes due 2019, or the 2019 Notes, (see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Important to Understanding Our Financial Condition and Results of Operations - Convertible Senior Subordinated Notes” for a description of these notes), which mature on August 15, 2019, unless earlier converted, redeemed or repurchased;

•	repayment of our term loan from Silicon Valley Bank, which had an outstanding balance at March 31, 2016, of $80.0 million;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the cost of clinical drug supply for our clinical trials;

•	trends and developments in the pricing of oncologic therapeutics in the United States and abroad, especially in the European Union;

•	scientific developments in the market for oncologic therapeutics and the timing of regulatory approvals for competing oncologic therapies; and

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights.
Contractual Obligations
We have contractual obligations in the form of debt, operating leases, purchase obligations and other long-term liabilities. There were no material changes outside of the ordinary course of business in our contractual obligations from those as of December 31, 2015.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks at March 31, 2016 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. As of March 31, 2016, and December 31, 2015, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $8.2 million and $8.7 million, respectively.
In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. As of March 31, 2016, and December 31, 2015, approximately $3.3 million and $3.2 million, respectively, of our clinical accrual balance was owed in foreign currencies. An adverse change of one percentage point in the foreign currency exchange rates would not have resulted in a material impact for any periods presented. We recorded a $0.2 million loss and a $0.2 million gain relating to foreign exchange fluctuations for three months ended March 31, 2016 and 2015, respectively.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
In addition to the factors discussed elsewhere in this report and our other reports filed with the SEC, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by us or on our behalf. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occurs, our business could be harmed.
We have marked with an asterisk (*) those risk factors below that reflect substantive changes in risks facing us from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2016 filed with the Securities and Exchange Commission on February 29, 2016.
Risks Related to Cabozantinib and Cobimetinib
In the short-term, our prospects are critically dependent upon our ability to undertake a successful commercial launch of CABOMETYX for advanced RCC in the United States and obtain regulatory approval for cabozantinib in the same indication in the European Union.*
The success of our business is dependent upon the successful development and commercialization of cabozantinib. Of greatest short-term importance is the commercialization of CABOMETYX for advanced RCC in the United States following approval by the FDA on April 25, 2016. The commercial potential of CABOMETYX for the treatment of advanced RCC remains subject to a variety of factors, most importantly, CABOMETYX’s perceived benefit/risk profile as compared to the benefit/risk profiles of other available competitive treatments. The principal competition for CABOMETYX for the treatment of advanced RCC includes nivolumab, axitinib and everolimus, which are already approved in this indication, as well as other agents currently approved for 1st-line RCC including sunitinib, sorafenib, pazopanib, temsirolimus, and bevacizumab. Other agents being investigated in 2nd line advanced RCC, including Eisai’s lenvatinib, may also become competitive treatments if they are approved.
With respect to regulatory and commercialization activities for cabozantinib in the European Union, in January 2016, our MAA for cabozantinib as a treatment for patients with advanced RCC who have received prior anti-angiogenic therapy was accepted for review; CHMP had previously granted accelerated assessment for the application. In February 2016, we entered into a collaboration with Ipsen to enable us to capitalize on the potential opportunity of cabozantinib in advanced RCC and potentially other indications, if approved by the EMA and elsewhere internationally outside of the U.S., Canada, and Japan. As a result, we now rely heavily upon Ipsen’s regulatory, commercial, medical affairs, and other expertise and resources. If Ipsen is unable to, or does not invest the resources necessary to, obtain regulatory approvals for cabozantinib in the European Union and elsewhere; and then, if Ipsen is not able to, or does not invest the resources necessary to, successfully commercialize cabozantinib in those international territories where it is approved, this will minimize our potential revenue under the collaboration agreement, thus resulting in harm to our business and operations.
Our longer-term prospects remain dependent on cabozantinib’s further clinical development and commercial success in additional indications beyond advanced RCC.*

We are dedicating substantially all of our proprietary resources to developing cabozantinib into a broad and significant oncology franchise. Even following the approval of CABOMETYX for the treatment of advanced RCC in the United States and assuming cabozantinib’s approval in the European Union for the same indication, our longer-term success remains contingent upon, among other things, successful clinical development, regulatory approval and market acceptance of cabozantinib in additional indications, such as advanced HCC, first-line RCC, NSCLC, and other forms of cancer. In 2014, the failure of COMET-1 and COMET-2, our two phase 3 pivotal trials of cabozantinib in mCRPC, to meet their respective primary endpoints negatively impacted our ability to achieve our development and commercialization goals for cabozantinib in prostate cancer. The failure in mCRPC demonstrates that cabozantinib will not likely be successful in all future clinical trials. Should we prove unsuccessful in the further development of cabozantinib beyond MTC or advanced RCC, our longer-term prospects, revenues and financial condition would be materially adversely affected. With top-line results from CELESTIAL, our phase 3 pivotal trial comparing cabozantinib to placebo in patients with advanced HCC, expected in 2017, the successful development of cabozantinib in advanced HCC is of increasing importance to our long-term success.
We are heavily dependent on our partner, Genentech (a member of the Roche group), for the successful development and commercialization of cobimetinib.*
            The terms of our collaboration agreement with Genentech provide Genentech with exclusive authority over the global development and commercialization plans for cobimetinib and the execution of those plans. We have no effective influence over those plans and are heavily dependent on Genentech’s decision making. The collaboration agreement provides that we are entitled to an initial equal share of U.S. profits and losses for cobimetinib, with our share decreasing as sales increase. We are also entitled to low double-digit royalties on ex-U.S. net sales of cobimetinib. In both cases, we are heavily dependent on Genentech’s internal accounting procedures for determining how much, if any, profit we may derive from the collaboration. To date, we believe Genentech’s cost and revenue allocations for COTELLIC, as determined exclusively by Genentech, have been contrary to the applicable terms of the collaboration agreement. We have raised this concern with Genentech, along with other material concerns regarding Genentech’s performance under the collaboration agreement, but thus far have been unable to come to resolution on any of these issues. Accordingly, on May 3, 2016, we issued a formal notice of dispute to Genentech, per the collaboration agreement’s dispute resolution procedures. This notice asserts claims against Genentech related to its clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the United States. If the dispute is not resolved within thirty days of Genentech’s receipt of this notice, we intend to initiate an arbitration. If we are unable to successfully resolve the dispute with Genentech, our business, operating results and financial condition could be adversely affected.
We are also heavily dependent upon Genentech’s leadership and expertise to develop cobimetinib further. Any significant changes to Genentech’s business strategy and priorities, over which we have no control, could adversely affect Genentech’s willingness or ability to complete their obligations under our collaboration agreement and result in harm to our business and operations. Genentech has complete financial responsibility for cobimetinib’s development program and regulatory strategy, and we are not able to control the amount or timing of resources that Genentech will devote to the product. Of particular significance are Genentech’s development efforts with respect to the combination of cobimetinib with immuno-oncology agents, a promising and competitive area of clinical research. While Genentech is currently conducting a phase 1b clinical trial combining cobimetinib with the Genentech PD-L1 antibody (MPDL3280A), we are dependent on Genentech for all future development of cobimetinib in combination with MPDL3280A or any other immuno-oncology agents. Regardless of Genentech’s efforts toward the further development of cobimetinib, such additional clinical investigation may not provide positive results supporting product label expansions or approval in additional indications.
The commercial success of cabozantinib, as CABOMETYX tablets for advanced RCC and as COMETRIQ capsules for MTC, or if approved in a tablet formulation for additional indications, will depend upon the degree of market acceptance among physicians, patients, health care payers, and the medical community.*
Our ability to commercialize cabozantinib, as CABOMETYX tablets for the approved advanced RCC indication, COMETRIQ capsules for the approved MTC indications, or if approved in a tablet formulation for additional indications, will be highly dependent upon the extent to which cabozantinib gains market acceptance among physicians, patients, health care payers such as Medicare and Medicaid, and the medical community. If cabozantinib does not achieve an adequate level of acceptance, we may not generate significant future product revenues, and we may not become profitable. The degree of market acceptance of CABOMETYX, COMETRIQ and other cabozantinib products, if approved, will depend upon a number of factors, including:

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

If we are unable to maintain or scale adequate sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to do so, we may be unable to commercialize cabozantinib successfully.*
We have designed our commercial organization and strategic commercial approach to maintain flexibility in response to market opportunities. In anticipation of the FDA’s approval of CABOMETYX for the treatment of patients with advanced RCC, we increased our sales, marketing and distribution capabilities. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate and may have an adverse impact on our results of operations. We expect to be able to scale up our commercialization capabilities quickly if additional indications for cabozantinib are approved in the future, or to scale down, if necessary. Our ex-US distribution arrangements with Sobi are also right-sized for the European Union MTC opportunity and retain strategic flexibility. Overall, we believe the design of our commercial organization, and our strategic commercial approach, are efficient, taking advantage of outsourcing options where prudent to maximize the effectiveness of our commercial expenditures.
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
We currently rely on a single third party logistics provider to handle shipping and warehousing of our commercial supply of both CABOMETYX and COMETRIQ. While we have expanded our U.S. distribution and pharmacy channels in connection with the approval of CABOMETYX by the FDA for the treatment of patients with advanced RCC in the United States, we still rely on a single specialty pharmacy to dispense COMETRIQ to patients in fulfillment of prescriptions in the United States. Outside the U.S., we currently rely on a third party, Sobi, to distribute and commercialize COMETRIQ for the approved MTC indications primarily in the European Union, but also in other countries through the NPU program.
The terms of our commercialization agreement with Sobi provide us with the ability to terminate the agreement at will upon payment of certain pre-determined termination fees. In connection with the establishment of our collaboration with Ipsen, we intend to provide Sobi with notice of termination and following a transition period, Ipsen will become responsible for the continued distribution and commercialization of COMETRIQ for the approved MTC indications in territories currently supported by Sobi and potentially other countries in the event that COMETRIQ is approved for commercial sale in such territories, as well as access and distribution activities for COMETRIQ under our NPU program.
Our current and anticipated future dependence upon the activities, and legal and regulatory compliance, of these or other third parties may adversely affect our future profit margins and our ability to supply cabozantinib to the marketplace on a timely and competitive basis. For example, if our third party logistics provider’s warehouse suffers a fire or damage from another type of disaster, the commercial supply of CABOMETYX and COMETRIQ could be destroyed, resulting in a disruption in our commercialization efforts. These or other third parties may not be able to provide services in the time we require to meet our commercial timelines and objectives or to meet regulatory requirements. We may not be able to maintain or renew our arrangements with third parties, or enter into new arrangements, on acceptable terms, or at all. Third parties could terminate or decline to renew our arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for logistics services or distribution of cabozantinib on acceptable terms, our commercialization efforts may be delayed or otherwise adversely affected.
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

•
the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information;

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
If we are unable to obtain both adequate coverage and adequate reimbursement from third-party payers for CABOMETYX or COMETRIQ, our revenues and prospects for profitability will suffer.*
Our ability to commercialize CABOMETYX or COMETRIQ successfully is highly dependent on the extent to which coverage and reimbursement for it is, and will be, available from third-party payers, including governmental payers, such as Medicare and Medicaid, and private health insurers. Many patients will not be capable of paying for CABOMETYX or

COMETRIQ themselves and will rely on third-party payers to pay for, or subsidize, their medical needs. If third-party payers do not provide coverage or reimbursement for CABOMETYX or COMETRIQ, our revenues and prospects for profitability will suffer. In addition, even if third-party payers provide some coverage or reimbursement for CABOMETYX or COMETRIQ, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans often varies based on the type of contract or plan purchased. There has been recent negative publicity regarding the use of specialty pharmacies and drug pricing, which may result in physicians being less willing to participate in our patient access programs and thereby limit our ability to increase patient access and adoption of cabozantinib.
In addition, in some foreign countries, particularly the countries in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, price negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product, which has the potential to substantially delay broad availability of the product in some of those countries. To obtain reimbursement and/or pricing approval in some countries, we and our collaboration partner, Ipsen, may be required to conduct a clinical trial that compares the cost effectiveness of CABOMETYX to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in the commercialization of CABOMETYX. Third-party payers are challenging the prices charged for medical products and services, and many third-party payers limit reimbursement for newly-approved health care products. In particular, third-party payers may limit the indications for which they will reimburse patients who use CABOMETYX or COMETRIQ. Cost-control initiatives could decrease the price we and our collaboration partner, Ipsen, might establish for CABOMETYX, which would result in lower product revenues to us.
Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may affect our ability to sell CABOMETYX and COMETRIQ profitably.*
The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell CABOMETYX and COMETRIQ profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.
We expect that the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using our products, reduce product utilization and adversely affect our business and results of operations. It is unclear whether and to what extent, if at all, other potential developments resulting from the PPACA may provide us with additional revenue to offset the annual excise tax (on certain drug product sales) enacted under the PPACA, subject to limited exceptions. It is possible that the tax burden, if ours is not excepted, would adversely affect our financial performance. The PPACA, among other things, also established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Moreover, certain politicians, including presidential candidates, have announced plans to regulate the prices of pharmaceutical products. We cannot know what form any such legislation may take or the market’s perception of how such legislation would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current products and/or those for which we may receive regulatory approval in the future.
As a result of the overall trend towards cost-effectiveness criteria and managed healthcare in the United States, third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. They may use tiered reimbursement and may adversely affect demand for CABOMETYX or COMETRIQ by placing a particular product in an expensive tier. They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payers will reimburse for newly approved drugs, which in turn will put pressure on the pricing of drugs. Further, we do not have experience in ensuring approval by applicable third-party payers outside of the United States for coverage and reimbursement of COMETRIQ. We also anticipate pricing pressures in connection with the sale of CABOMETYX and COMETRIQ due to the increasing influence of health maintenance organizations and additional legislative proposals.

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
Competition for cabozantinib
We believe the principal competition for CABOMETYX in advanced RCC includes: Bristol-Myers Squibb’s nivolumab; Pfizer’s axitinib, sunitinib and temsirolimus; Novartis’ everolimus and pazopanib; Bayer’s and Onyx Pharmaceuticals’ sorafenib; Genentech’s bevacizumab; and Eisai’s lenvatinib.
The potential for immediate competition from Bristol-Myers Squibb’s nivolumab is particularly significant. Nivolumab was approved for the treatment of advanced RCC on November 23, 2015, following a rapid review by the FDA. That approval was based in large part on the results of Bristol-Myers Squibb’s phase 3 trial comparing nivolumab to everolimus in patients who had received previous antiangiogenic therapy for advanced RCC (Checkmate 025), in which nivolumab met its primary endpoint of showing a statistically-significant improvement in OS over everolimus, a current standard of care for the treatment of second line RCC patients. Nivolumab failed to demonstrate a statistically-significant PFS benefit over everolimus. Nivolumab also demonstrated an acceptable safety profile. Based on publicly available information, it appears nivolumab is being rapidly adopted by physicians for the treatment of advanced RCC.
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
We lack the manufacturing capabilities and experience necessary to enable us to produce cabozantinib for clinical development or for commercial sale and rely on third parties to do so, which subjects us to various risks.*
We do not have the manufacturing capabilities or expertise necessary to enable us to produce materials for our clinical trials or for commercial sale of cabozantinib in either its capsule formulation or tablet formulation, and rely on third party contractors to do so. These third parties must comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or cGMP and the European Commission’s Guidelines on Good Distribution Practice. Our current and anticipated future dependence upon these third parties may adversely affect our future profit margins and our ability to develop and commercialize cabozantinib on a timely and competitive basis. These third parties may not be able to produce material on a timely basis or manufacture material at the quality or in the quantity required to meet our development and commercial timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third party manufacturing and supply arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third party manufacturers and suppliers could terminate or decline to renew our manufacturing and supply arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our clinical trials and commercialization efforts may be delayed or otherwise adversely affected. This risk is especially acute during the current period as we ramp up production in connection with the commercial launch of CABOMETYX for the treatment of patients advanced RCC in the United States.
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
Clinical testing of cabozantinib is a lengthy, costly, complex and uncertain process and may fail to demonstrate safety and efficacy.*
Cabozantinib is being evaluated in a comprehensive development program for the treatment of advanced HCC and a variety of other indications beyond advanced RCC and MTC. Clinical trials are inherently risky and may reveal that cabozantinib is ineffective or has unacceptable toxicity or other side effects that may significantly decrease the likelihood of regulatory approval in such indications. For example, COMET-1 and COMET-2, our two phase 3 pivotal trials of cabozantinib in mCRPC, failed to meet their respective primary endpoints of demonstrating a statistically significant increase in OS for patients treated with cabozantinib as compared to prednisone and to demonstrate improvement in pain response for patients treated by cabozantinib as compared to mitoxantrone/prednisone. Based on the outcome of the COMET trials, we deprioritized the clinical development of cabozantinib in mCRPC.
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
If third parties upon which we rely do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize cabozantinib for the treatment of additional indications beyond advanced RCC and MTC.*
We do not have the ability to independently conduct clinical trials for cabozantinib, including our post-marketing commitments in connection with the approvals of CABOMETYX in advanced RCC and COMETRIQ in progressive, metastatic MTC, and we rely on third parties we do not control such as the federal government (including NCI-CTEP, with whom we have our CRADA), third-party contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or commercialize cabozantinib for additional indications beyond advanced RCC in the United States and the approved MTC indications in the United States and European Union.
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

As of March 31, 2016, we had $407.6 million in cash and investments, which included $323.3 million available for operations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $2.7 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. Our capital requirements will depend on many factors including but not limited to:

•	the commercial success of both CABOMETYX and COMETRIQ and the revenues we generate from those approved products;

•	costs associated with maintaining our expanded sales, marketing, medical affairs and distribution capabilities for CABOMETYX in advanced RCC and COMETRIQ in the approved MTC indications;

•	the achievement of stated regulatory and commercial milestones under our collaboration with Ipsen;

•
the commercial success of COTELLIC and the calculation of our share of related profits and losses for the commercialization of COTELLIC in the U.S. and royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech (a member of the Roche group);

•	the speed of a potential regulatory approval for cabozantinib for the treatment of advanced RCC in the European Union and in other indications both in the United States and abroad;

•	future clinical trial results, notably the results from CELESTIAL, our phase 3 pivotal trial in patients with advanced HCC;

•
repayment of the Deerfield Notes (see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Important to Understanding Our Financial Condition and Results of Operations - Deerfield Facility” for a description of these notes) which mature on July 1, 2018, subject to a requirement to make a mandatory prepayment in each of 2017 and 2018 equal to 15% of certain revenues from collaborative arrangements (other than intercompany arrangements) received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million;

•	our ability to repay the Deerfield Notes with our common stock, which we are only able to do under specified conditions;

•
repayment of our $287.5 million aggregate principal amount of the 4.25% Convertible Senior Subordinated Notes due 2019, or the 2019 Notes, (see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Important to Understanding Our Financial Condition and Results of Operations - Convertible Senior Subordinated Notes” for a description of these notes), which mature on August 15, 2019, unless earlier converted, redeemed or repurchased;

•	repayment of our term loan from Silicon Valley Bank, which had an outstanding balance at March 31, 2016, of $80.0 million;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the cost of clinical drug supply for our clinical trials;

•	trends and developments in the pricing of oncologic therapeutics in the United States and abroad, especially in the European Union;

•	scientific developments in the market for oncologic therapeutics and the timing of regulatory approvals for competing oncologic therapies; and

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights.
We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*
We have incurred net losses since inception through March 31, 2016, with the exception of the 2011 fiscal year. We anticipate net losses for the foreseeable future. For the three months ended March 31, 2016, we incurred a net loss of $61.3 million and as of March 31, 2016, we had an accumulated deficit of $2.0 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Excluding fiscal 2011, our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
We launched COMETRIQ for the treatment of progressive, metastatic MTC in the United States in January 2013, and from the commercial launch through March 31, 2016, we have generated $83.4 million in net revenues from the sale of COMETRIQ. Other than revenues from COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on research funding, the achievement of milestones, and royalties we earn from any future products developed from the collaborative research. Furthermore, while CABOMETYX was approved by the FDA for the treatment of advanced RCC on April 25, 2016, and was shipped to wholesalers and pharmacies within three days of such approval, we have only just begun to generate revenue from the sale of CABOMETYX.

The amount of our net losses will depend, in part, on: the level of sales of CABOMETYX in the U.S. for the treatment of advanced RCC; our sales of COMETRIQ; achievement of clinical, regulatory and commercial milestones and the amount of royalties, if any, from sales of cabozantinib under our collaboration with Ipsen; our share of the net profits and losses for the commercialization of COTELLIC in the U.S. under our collaboration with Genentech (a member of the Roche group); the amount of royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech; other license and contract revenues; and, the level of our expenses, primarily with respect to expanded commercialization activities for cabozantinib.
Our significant level of indebtedness could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.
We have significant indebtedness and substantial debt service requirements as a result of the Deerfield Notes, our loan and security agreement with Silicon Valley Bank and the 2019 Notes. As of March 31, 2016, our total consolidated indebtedness through maturity was $492.5 million (excluding trade payables). We may also incur additional indebtedness to meet future financing needs. If we incur additional indebtedness, it would increase our interest expense, leverage and operating and financial costs.
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
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this report we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since March 31, 2016, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.
Risks Related to Our Relationships with Third Parties
We are dependent upon our collaborations with major companies, which subjects us to a number of risks.*
We have established collaborations with leading pharmaceutical and biotechnology companies, including, Ipsen, Genentech (a member of the Roche group), Bristol-Myers Squibb, Sanofi, Merck (known as MSD outside of the United States and Canada) and Daiichi Sankyo, for the development and ultimate commercialization of certain compounds generated from our research and development efforts. Our dependence on our relationships with existing collaborators for the development and commercialization of compounds under the collaborations subjects us to, and our dependence on future collaborators for development and commercialization of additional compounds will subject us to, a number of risks, including:

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

•
disputes may arise between us and our collaborators that result in the delay or termination of the research, development or commercialization of our drug candidates, or that diminish or delay receipt of the economic benefits we are entitled to receive under the collaboration, or that result in costly litigation or arbitration that diverts management’s attention and resources, such as the notice of dispute we issued to Genentech on May 3, 2016 asserting claims against Genentech for breaches of the collaboration agreement connected with its clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the United States;

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
Our success will depend in part upon our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biopharmaceutical companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will continue to apply for patents covering our technologies and products as, where and when we deem appropriate. However, these applications may be challenged or may fail to result in issued patents. Our issued patents have been and may in the future be challenged by third parties as invalid or unenforceable under U.S. or foreign laws, or they may be infringed by third parties. As a result, we are from time to time involved in the defense and enforcement of our patents or other intellectual property rights in a court of law, U.S. Patent and

Trademark Office inter partes review or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the United States and elsewhere. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation may be substantial and the outcome can be uncertain. An adverse outcome may allow third parties to use our intellectual property without a license and negatively impact our business.
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
We are highly dependent upon the principal members of our management, as well as clinical and commercial staff, the loss of whose services might adversely impact the achievement of our objectives. Also, we may not have sufficient personnel to execute our business plan. Retaining and, where necessary, recruiting qualified clinical and commercial personnel will be critical to support activities related to advancing the development program for cabozantinib and our other compounds, and successfully executing upon our commercialization plan for cabozantinib. Competition is intense for experienced clinical and commercial personnel, and we may be unable to retain or recruit clinical and commercial personnel with the expertise or experience necessary to allow us to successfully develop and commercialize our products. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.
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

•	the commercial success of both CABOMETYX and COMETRIQ and the revenues we generate from those approved products;

•	costs associated with maintaining our expanded sales, marketing, medical affairs and distribution capabilities for CABOMETYX in advanced RCC and COMETRIQ in the approved MTC indications;

•	the achievement of stated regulatory and commercial milestones, under our collaboration with Ipsen;

•	the progress and scope of other development and commercialization activities for cabozantinib and our other compounds;

•	future clinical trial results, notably the results from CELESTIAL, our phase 3 pivotal trial in patients with advanced HCC;

•	the inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;

•	recognition of upfront licensing or other fees or revenues;

•	payments of non-refundable upfront or licensing fees, or payment for cost-sharing expenses, to third parties;

•	the success rate of our efforts leading to milestone payments and royalties;

•	the introduction of new technologies or products by our competitors;

•	the timing and willingness of collaborators to further develop or, if approved, commercialize our product candidates out-licensed to them;

•	the termination or non-renewal of existing collaborations or third party vendor relationships;

•	regulatory actions with respect to our product candidates and any approved products or our competitors’ products;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	the timing and amount of expenses incurred for clinical development and manufacturing of cabozantinib;

•	adjustments to expenses accrued in prior periods based on management’s estimates after the actual level of activity relating to such expenses becomes more certain;

•	the impairment of acquired goodwill and other assets;

•	the impact of our restructuring activities;

•	additions and departures of key personnel;

•	general and industry-specific economic conditions that may affect our or our collaborators’ research and development expenditures; and

•	other factors described in this “Risk Factors” section.
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

•	the commercial success of both CABOMETYX and COMETRIQ and the revenues we generate from those approved products;

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

EXELIXIS, INC.

May 4, 2016	/s/ CHRISTOPHER J. SENNER
Date	Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Certificate of Ownership and Merger Merging X-Ceptor Therapeutics, Inc. with and into Exelixis, Inc.	8-K	000-30235	3.1	10/15/2014
3.5	Certificate of Change of Registered Agent and/or Registered Office of Exelixis, Inc.	8-K	000-30235	3.2	10/15/2014
3.6	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011
4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	4/7/2000
4.2	Amended and Restated Secured Convertible Note dated July 1, 2015 in favor of Deerfield Partners, L.P.	10-Q	000-30235	4.2	8/11/2015
4.3	Amended and Restated Secured Convertible Note dated July 1, 2015 in favor of Deerfield International Master Fund, L.P.	10-Q	000-30235	4.3	8/11/2015
4.4	Registration Rights Agreement dated January 22, 2014 by and among Exelixis, Inc., Deerfield Partners, L.P. and Deerfield International Master Fund, L.P.	8-K	000-30235	4.2	1/22/2014
4.5	Form of Warrant to Purchase Common Stock of Exelixis, Inc. issued to OTA LLC	10-Q	000-30235	4.5	11/10/2015
4.6	Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.1	8/14/2012
4.7	First Supplemental Indenture dated August 14, 2012 to Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.2	8/14/2012
4.8	Form of 4.25% Convertible Senior Subordinated Note due 2019	8-K	000-30235	4.2 (Exhibit A)	8/14/2012
10.1	Non-Employee Director Equity Compensation Policy under the 2014 Equity Incentive Plan	10-K	000-30235	10.19	2/29/2016
10.2	Compensation Information for Named Executive Officers (2015 cash bonus and 2016 compensation)	8-K	000-30235	Item 5.02 disclosure	2/16/2016
10.3*	Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS					X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.4*	Supply Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS					X
12.1	Statement Re Computation of Earnings to Fixed Charges					X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
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