Form 10-Q
period 2016-07-01
EXELIXIS, INC.
filed 2016-08-03
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2016, there were 230,325,741 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129,827	$141,634
Short-term investments	198,292	25,426
Trade and other receivables	17,799	5,183
Inventory	2,808	2,616
Prepaid expenses and other current assets	4,657	3,806
Total current assets	353,383	178,665
Long-term investments	51,727	83,600
Long-term restricted cash and investments	4,150	2,650
Property and equipment, net	1,982	1,434
Goodwill	63,684	63,684
Other long-term assets	2,210	2,309
Total assets	$477,136	$332,342
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,435	$6,401
Accrued collaboration liability	16,993	10,938
Accrued clinical trial liabilities	15,681	18,071
Accrued compensation and benefits	10,307	3,629
Current portion of term loan payable	80,000	—
Current portion of convertible notes	27,500	—
Current portion of deferred revenue	14,631	—
Other accrued liabilities	22,248	13,212
Total current liabilities	192,795	52,251
Long-term portion of convertible notes	288,555	301,435
Long-term portion of term loan payable	—	80,000
Long-term portion of deferred revenue	180,838	—
Other long-term liabilities	1,082	2,960
Total liabilities	663,270	436,646
Commitments
Stockholders’ deficit:
Preferred stock	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding: 230,241,106 and 227,960,943 shares at June 30, 2016 and December 31, 2015, respectively	230	228
Additional paid-in capital	1,848,910	1,832,741
Accumulated other comprehensive income (loss)	129	(232)
Accumulated deficit	(2,035,403)	(1,937,041)
Total stockholders’ deficit	(186,134)	(104,304)
Total liabilities and stockholders’ deficit	$477,136	$332,342

*	The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Net product revenues	$31,618	$7,992	$40,717	$17,380
Royalty, license and contract revenues	4,634	—	10,962	—
Total revenues	36,252	7,992	51,679	17,380
Operating expenses:
Cost of goods sold	1,560	686	2,245	1,452
Research and development	22,984	24,506	51,910	46,788
Selling, general and administrative	35,823	12,789	70,680	22,320
Restructuring charge	1,021	1,291	1,115	860
Total operating expenses	61,388	39,272	125,950	71,420
Loss from operations	(25,136)	(31,280)	(74,271)	(54,040)
Other income (expense), net:
Interest income and other, net	749	(123)	951	(130)
Interest expense	(12,628)	(11,959)	(25,042)	(24,362)
Total other income (expense), net	(11,879)	(12,082)	(24,091)	(24,492)
Net loss	$(37,015)	$(43,362)	$(98,362)	$(78,532)
Net loss per share, basic and diluted	$(0.16)	$(0.22)	$(0.43)	$(0.40)
Shares used in computing basic and diluted net loss per share	229,310	196,201	228,860	196,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(37,015)	$(43,362)	$(98,362)	$(78,532)
Other comprehensive income (loss) (1)	171	(113)	361	(53)
Comprehensive loss	$(36,844)	$(43,475)	$(98,001)	$(78,585)
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

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(98,362)	$(78,532)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	456	684
Stock-based compensation expense	14,743	3,394
Accretion of debt discount and debt issuance costs	10,712	14,891
Accrual of interest paid in kind	3,908	—
Gain on sale of equity investment	—	(95)
Change in the fair value of warrants	—	549
Other	(1,138)	1,093
Changes in assets and liabilities:
Trade and other receivables	(12,361)	746
Inventory	(192)	(227)
Prepaid expenses and other current assets	(851)	751
Other long term assets	99	202
Accounts payable, accrued compensation and benefits, and other accrued liabilities	14,289	(6,563)
Accrued collaboration liability	6,055	6,968
Clinical trial liabilities	(2,390)	(8,973)
Restructuring liability	(927)	(3,321)
Deferred revenue	195,469	(2,583)
Other long-term liabilities	(493)	(903)
Net cash provided by (used in) operating activities	129,017	(71,919)
Cash flows from investing activities:
Purchases of property and equipment	(1,083)	(94)
Proceeds from sale of property and equipment	112	1,295
Proceeds from equity investment	—	95
Proceeds from maturities of restricted cash and investments	2,650	12,247
Purchase of restricted cash and investments	(4,150)	(4,184)
Proceeds from sale of investments	17	—
Proceeds from maturities of investments	58,340	94,438
Purchases of investments	(199,396)	(46,217)
Net cash (used in) provided by investing activities	(143,510)	57,580
Cash flows from financing activities:
Proceeds from exercise of stock options	2,207	—
Proceeds from employee stock purchase plan	479	274
Principal payments on debt	—	(4,381)
Net cash provided by (used in) financing activities	2,686	(4,107)
Net decrease in cash and cash equivalents	(11,807)	(18,446)
Cash and cash equivalents at beginning of period	141,634	80,395
Cash and cash equivalents at end of period	$129,827	$61,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biopharmaceutical company committed to the discovery, development and commercialization of new medicines that will improve care and outcomes for people with cancer. Since its founding in 1994, three products discovered at Exelixis have progressed through clinical development, received regulatory approval, and entered the commercial marketplace. This portfolio includes two products derived from cabozantinib, an inhibitor of multiple tyrosine kinases including MET, AXL and VEGF receptors. They are CABOMETYX™ tablets for the treatment of advanced kidney cancer in the United States and COMETRIQ® capsules for the treatment of certain forms of thyroid cancer in both the United States and European Union. The third product is COTELLIC®, a product derived from cobimetinib, a selective inhibitor of MEK, marketed under a collaboration with Roche and Genentech (a member of the Roche Group) that has been approved in combination with ZELBORAF® (vemurafenib) to treat advanced melanoma in several major territories, including the United States and European Union.
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
We adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2016 will end on December 30, 2016, and fiscal year 2015, ended on January 1, 2016. For convenience, references in this report as of and for the fiscal periods ended September 30, 2016, July 1, 2016 and July 3, 2015, and as of and for the fiscal years ended December 30, 2016 and January 1, 2016, are indicated as being as of and for the periods ended September 30, 2016, June 30, 2016, June 30, 2015, and the years ended December 31, 2016, and December 31, 2015, respectively.
Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the SEC on February 29, 2016.
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
Limited Sources of Revenues and the Need to Raise Additional Capital
We have incurred net losses since inception through June 30, 2016, with the exception of the 2011 fiscal year. We anticipate annual net losses for the foreseeable future. For the six months ended June 30, 2016, we incurred a net loss of $98.4 million and as of June 30, 2016, we had an accumulated deficit of $2.0 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Excluding fiscal 2011, our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
Since the launch of our first commercial product in January 2013, through June 30, 2016, we have generated an aggregate of $115.0 million in net product revenues. Other than sales of CABOMETYX and COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on royalties, license fees, the achievement of milestones, and research funding we earn from any products developed from the collaborative research.
The amount of our net losses will depend, in part, on: the level of sales of CABOMETYX in the U.S. for the treatment of advanced renal cell carcinoma (“RCC”); our sales of COMETRIQ; achievement of clinical, regulatory and commercial milestones and the amount of royalties, if any, from sales of cabozantinib under our collaboration with Ipsen Pharma SAS (“Ipsen”); our share of the net profits and losses for the commercialization of COTELLIC in the U.S. under our collaboration with Genentech (a member of the Roche group); the amount of royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech; other license and contract revenues; and, the level of our expenses, primarily with respect to expanded commercialization activities for cabozantinib.
As of June 30, 2016, we had $384.0 million in cash and investments, which included $298.2 million available for operations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $4.2 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate.
Revenue Recognition
We recognize revenue from product sales and from license fees, milestones, contingent payments and royalties earned on research, collaboration and license arrangements.
See “Note 1 - Organization and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of our revenue recognition policies for product sales discounts and allowances, license and contract revenues under our collaboration agreement with Genentech and our Patient Assistance Program.
Net Product Revenues
We recognize revenue when it is both realized or realizable and earned, meaning persuasive evidence of an arrangement exists, delivery has occurred, title has transferred, the price is fixed or determinable, there are no remaining customer acceptance requirements, and collectability of the resulting receivable is reasonably assured. For product sales in the United States, this generally occurs upon delivery of the product to a specialty pharmacy or distributor. For product sales in Europe, this generally occurs when our European distribution partner, Swedish Orphan Biovitrum (“Sobi”), has accepted the product.
In the United States, we sell our products, CABOMETYX and COMETRIQ, to specialty pharmacies and distributors that benefit from customer incentives and have a right of return. Prior to 2015, COMETRIQ had limited sales history and we could not reliably estimate expected future returns, discounts and rebates of the product at the time the product was sold to a single specialty pharmacy, therefore we recognized revenue when the specialty pharmacy provided the product to a patient based on the fulfillment of a prescription, which is frequently referred to as the “sell-through” revenue recognition model. In January 2015, we established that we had sufficient historical experience and data to reasonably estimate expected future returns of COMETRIQ and the discounts and rebates due to payors at the time of shipment to the specialty pharmacy. Accordingly, beginning in January 2015 we began to recognize revenue upon delivery to the specialty pharmacy. This approach is frequently referred to as the “sell-in” revenue recognition model. In connection with the change in the timing of recognition of U.S. COMETRIQ sales, we recorded a one-time adjustment to recognize revenue that had previously been deferred under the “sell-through” revenue recognition model, resulting in the additional recognition of gross product revenues of $2.6 million for the six months ended June 30, 2015; there were no such additional amounts recorded during the comparable period in 2016.
In determining discounts and allowances for the initial launch and sale of CABOMETYX, in addition to using payer data received from the specialty pharmacies and distributors that sell CABOMETYX and historical data for COMETRIQ, we also utilized claims data from third party sources for competitor products for the treatment of advanced RCC. Based in part on the availability of this third party data, we made the determination that we had sufficient experience and data to reasonably estimate expected future returns and the discounts and allowances due to payers at the time of shipment to the specialty pharmacy or distributor, and therefore record revenue for the product using the “sell-in” revenue recognition model. Net product revenues during the three and six months ended June 30, 2016 was impacted by the build of channel inventory related to the initial launch period for CABOMETYX.
We also utilize the “sell-in” revenue recognition model for sales to Sobi for all periods presented. Once Sobi has accepted the product, the product is generally no longer subject to return; therefore, we record revenue at the time Sobi has accepted the product. As described further in “Note 2 - Research and Collaboration Agreements”, under the terms of our collaboration and license agreement with Ipsen for the commercialization and further development of cabozantinib, we provided Sobi with a notice of termination of our distribution and commercial agreement for COMETRIQ which will become effective during the fourth quarter of 2016. Pursuant to our commercialization agreement with Sobi, we expect to repurchase the remaining product on hand from Sobi at the termination of that agreement.
As of June 30, 2016, we recorded reserves for expected future returns totaling $0.7 million; there were no such reserves recorded as of December 31, 2015 or June 30, 2015.
Royalty, License and Contract Revenues
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
We consider sales-based contingent payments to be royalty revenue which is generally recognized at the date the contingency is achieved. Royalties are recorded based on sales amounts reported to us for the preceding quarter.
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
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, (“ASU 2015-05”). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 was effective for all interim and annual reporting periods beginning after December 15, 2015 and therefore we adopted ASU 2015-05 in the three months ended March 31, 2016 on a prospective basis. The adoption of ASU 2015-05 did not have a material impact on our Condensed Consolidated Statements of Operations during the period of adoption and is not expected to have a material effect on our Consolidated Financial Statements in future periods.
Recently Issued Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”). ASU 2016-09 is aimed at the simplification of several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for all interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our consolidated financial statements and related disclosures.
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
In consideration for the exclusive license and other rights contained in the Agreement, Ipsen paid us an upfront nonrefundable payment of $200.0 million in March 2016. We will be eligible to receive development and regulatory milestones, totaling up to $252.5 million, including a $60.0 million milestone payment upon approval of cabozantinib by the European Medicines Agency (“EMA”) in second-line RCC, milestone payments of $10.0 million and $40.0 million upon the filing and the approval of cabozantinib in second-line hepatocellular carcinoma, and additional milestones for other future indications. We will also be eligible to receive two $10.0 million milestone payments upon the launch of the product in the first two of the following countries: Germany, France, Italy, Spain and the United Kingdom. The Agreement also provides that we will be eligible to receive contingent payments of up to $525.0 million associated with the achievement of specified sales levels. We will also receive royalties on net sales of cabozantinib outside of the United States, Canada and Japan. We will receive a 2% royalty on the initial $50.0 million of net sales, and a 12% royalty on the next $100.0 million of net sales. After the initial $150.0 million of sales, we will receive a tiered royalty of 22% to 26% on annual net sales; these tiers will reset each calendar year. We are primarily responsible for funding cabozantinib related development costs for existing trials; global development costs for potential future trials will be shared between the parties, with Ipsen to reimburse us for 35% of such costs. Pursuant to the terms of the Agreement, we will remain responsible for the manufacture and supply of cabozantinib for all development and commercialization activities under the Agreement. As part of the Agreement, we entered into a supply agreement which provides that through the end of the second quarter of 2018, we will supply finished, labeled product to Ipsen for distribution in the territories outside of the United States, Canada and Japan, and from the end of the second quarter of 2018 forward, we will supply primary packaged bulk tablets to Ipsen. No manufacturing rights were granted to Ipsen.
The agreement contains multiple elements, and the deliverables under the Agreement consist of intellectual property licenses, delivery of cabozantinib to Ipsen for all development and commercial activities, research and development services, and participation on the joint steering and development committees (as defined in the Agreement) with Ipsen. These deliverables are non-contingent in nature. The Company determined that these deliverables do not have stand-alone value, because each one of them has value only if the Company meets its obligation to provide Ipsen with cabozantinib, which the Company deems to be the predominant deliverable under the Agreement. The Company also determined that the level of effort required of the Company to meet its obligations under the Agreement is not expected to vary significantly over the life of the Agreement. Accordingly, the Company combined these deliverables into a single unit of accounting and allocated the entire arrangement consideration to that combined unit of accounting. As a result, the upfront payment of $200.0 million, received in the first quarter of 2016 is being recognized ratably over the effective term of the agreement, which is early 2030, the current estimated patent expiration of cabozantinib in the European Union. We have also determined that the $60.0 million milestone payment we are eligible to receive upon the approval of cabozantinib by the EMA in second-line RCC is not substantive due to the relatively low degree of uncertainty and relatively low amount of effort required on our part to achieve the milestone as of the date the agreement; upon achieving the milestone, the $60.0 million to which we are contractually entitled will be deferred and recognized ratably over the remaining term of the Agreement. We have determined that the remaining development and regulatory milestones are substantive and will be recognized as revenue in the periods in which they are achieved. We consider the contingent payments due to us upon the achievement of specified sales volumes to be similar to royalty payments. Subsequent to February 29, 2016, we transferred the intellectual property rights to Ipsen, and participated in steering committee meetings which activities included regulatory filing activities, and planning for the production, delivery and distribution of manufactured product and therefore have begun recognition of the upfront payment under the Agreement. During the three and six months ended June 30, 2016, we have recognized $3.6 million and $4.8 million, respectively, in license revenue under the Agreement. As of June 30, 2016, short-term and long-term deferred revenue relating to the Agreement was $14.4 million and $180.8 million, respectively.
In connection with the establishment of the Agreement with Ipsen, we provided Sobi with a notice of termination of our distribution and commercialization agreement for COMETRIQ which will become effective during the fourth quarter of 2016, as Ipsen will become responsible for the continued distribution and commercialization of COMETRIQ for the approved medullary thyroid cancer indication in territories supported by Sobi. Pursuant to our commercialization agreement with Sobi we are required to pay a termination fee. As of June 30, 2016, we had a $2.7 million accrual for the estimated termination fee to be paid to Sobi, the related expense, which was recorded during the three months ended March 31, 2016, is included in Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Additionally, pursuant to our commercialization agreement with Sobi, we expect to repurchase unsold product from Sobi and have recorded a returns reserve of $0.5 million as of June 30, 2016, the related charge for which is included in Net product revenues in the accompanying Condensed Consolidated Statements of Operations.
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
The U.S. Food and Drug Administration (“FDA”) approved cobimetinib in the United States under the brand name COTELLIC on November 10, 2015. It is indicated in combination with vemurafenib as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma. COTELLIC in combination with vemurafenib has also been approved in multiple other territories including the European Union and Canada.
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

We recorded net losses of $4.6 million and $11.9 million under the collaboration agreement during the three and six months ended June 30, 2016, respectively as compared to $4.0 million and $7.0 million for the comparable periods in 2015; those costs are included in Selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations. A portion of the liability for those costs, identified as Accrued collaboration liability on the accompanying Condensed Consolidated Balance Sheets, includes commercialization expenses that Genentech has allocated to the collaboration but are in dispute. On June 3, 2016, we filed a Demand for Arbitration before JAMS in San Francisco, California asserting claims against Genentech related to its clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the United States.
Our arbitration demand asserts that Genentech has breached the parties’ contract for, amongst other breaches, failing to meet its diligence and good faith obligations. The demand seeks various forms of declaratory, monetary, and equitable relief, including without limitation that the cost and revenue allocations for COTELLIC be shared equitably consistent with the collaboration agreement’s terms, along with attorneys’ fees and costs of the arbitration. Genentech has asserted a counterclaim for breach of contract, which seeks monetary damages and interest related to the cost allocations under the collaboration agreement. While the ultimate outcome of the arbitration is difficult to predict, a resolution of the matter adverse to us could result in, among other things, significant payments and higher than expected commercialization costs, which may have a material adverse effect on our results of operations, cash flows or financial condition.
We also recognized license revenues of $1.0 million and $1.2 million for royalties on ex-U.S. net sales of COTELLIC during the three and six months ended June 30, 2016, respectively, based on sales amounts reported by Genentech for the preceding quarter. We recognized no such royalties during the comparable periods in 2015.
Other Collaborations
During the six months ended June 30, 2016, we recognized $5.0 million in contract revenues from a contingent payment received from Merck related to its worldwide license of our phosphoinositide-3 kinase-delta program. There was no such contract revenue during the three months ended June 30, 2016 or the comparable periods in 2015.
See “Note 2 - Research and Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of our existing collaboration agreements.
NOTE 3: RESTRUCTURINGS
Between March 2010 and May 2013, we implemented five restructurings (which we refer to collectively as the “2010 Restructurings”) to manage costs and as a consequence of our decision in 2010 to focus our proprietary resources and development efforts on the development and commercialization of cabozantinib. In September 2014, as a consequence of the failure of COMET-1, one of our two phase 3 pivotal trials of cabozantinib in metastatic castration-resistant prostate cancer, we initiated a restructuring (which we refer to as the “2014 Restructuring”) to enable us to focus our financial resources on the phase 3 pivotal trials of cabozantinib in advanced RCC and advanced hepatocellular carcinoma. See “Note 3 - Restructurings” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information about the restructurings.
For the six months ended June 30, 2016 and 2015, we recorded a restructuring charge of $1.1 million and $0.9 million, respectively, for the restructurings. Both periods included the effect of the passage of time on our discounted cash flow computations (“accretion expense”) for the exit, in prior periods, of certain of our South San Francisco buildings. During the three and six months ended June 30, 2016, the restructuring charge also included $1.0 million in additional charges related to a decrease in anticipated proceeds under one of our existing subleases due to a tenant’s default on the sublease. During the six months ended June 30, 2015, the restructuring charge also included $1.8 million in additional charges due to the partial termination of one of our building leases, the impact of a new sublease executed in June 2015, changes in assumptions regarding anticipated sublease activities and additional facility-related charges related to the decommissioning and exit of certain buildings; the 2015 restructuring charge was partially offset by $0.9 million in recoveries recorded in connection with the sale of excess equipment and other assets.

The total outstanding restructuring liability is included in the current and long-term portion of restructuring on the accompanying Condensed Consolidated Balance Sheets. The changes of these liabilities during the six months ended June 30, 2016, which related primarily to facilities, are summarized in the following table (in thousands):

	2010 Restructurings	2014 Restructuring	Total
Restructuring liability as of December 31, 2015	$4,087	$503	$4,590
Restructuring charge	1,106	9	1,115
Proceeds from sale of assets	—	34	34
Cash payments, net	(1,694)	(347)	(2,041)
Other items	—	(34)	(34)
Restructuring liability as of June 30, 2016	$3,499	$165	$3,664
We expect to pay accrued facility charges of $3.7 million, net of cash received from our subtenants, through the end of the lease terms of the buildings, all of which end in May 2017. We expect to incur additional restructuring charges of approximately $0.1 million relating to the effect of accretion expense through to the end of the lease terms of the buildings.
NOTE 4: CASH AND INVESTMENTS
All of our cash equivalents and investments are classified as available-for-sale. The following tables summarize cash and cash equivalents, investments, and restricted cash and investments by balance sheet line item as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$129,827	$—	$—	$129,827
Short-term investments	198,148	150	(6)	198,292
Long-term investments	51,636	96	(5)	51,727
Long-term restricted cash and investments	4,150	—	—	4,150
Total cash and investments	$383,761	$246	$(11)	$383,996

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$141,634	$—	$—	$141,634
Short-term investments	25,484	5	(63)	25,426
Long-term investments	83,665	2	(67)	83,600
Long-term restricted cash and investments	2,650	—	—	2,650
Total cash and investments	$253,433	$7	$(130)	$253,310
Under our loan and security agreement with Silicon Valley Bank, we are required to maintain compensating balances on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates. The total collateral balances were $81.6 million as of both June 30, 2016 and December 31, 2015 and are reflected in our Condensed Consolidated Balance Sheets in short-term investments as of June 30, 2016 and long-term investments as of December 31, 2015; the change in classification from long-term to short-term was the result of a corresponding change in the classification for our term loan payable to Silicon Valley Bank which matures in May 2017. See “Note 7 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, for more information regarding the collateral balance requirements under our Silicon Valley Bank loan and security agreement.
As part of a purchasing card program with a bank we initiated during 2007, we are required to provide collateral in the form of a non-interest bearing certificate of deposit. Long-term restricted cash and investments includes a $1.5 million certificate of deposit acquired during the three months ended June 30, 2016 in order to expand the program which we expect to pledge as collateral under the program shortly after June 30, 2016.

The following tables summarize our cash equivalents and investments by security type as of June 30, 2016 and December 31, 2015. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$27,517	$—	$—	$27,517
Commercial paper	163,062	—	—	163,062
Corporate bonds	120,389	150	(11)	120,528
U.S. Treasury and government sponsored enterprises	63,587	96	—	63,683
Total investments	$374,555	$246	$(11)	$374,790

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$72,000	$—	$—	$72,000
Commercial paper	78,155	—	—	78,155
Corporate bonds	72,205	4	(118)	72,091
U.S. Treasury and government sponsored enterprises	28,434	1	(12)	28,423
Marketable equity security	16	2	—	18
Total investments	$250,810	$7	$(130)	$250,687
All of our investments are subject to a quarterly impairment review. During the six months ended June 30, 2016 and 2015, we did not record any other-than-temporary impairment charges on our available-for-sale securities. As of June 30, 2016, there were six investments in an unrealized loss position with gross unrealized losses of $11,000 and an aggregate fair value of $13.1 million. The investments in an unrealized loss position are comprised of corporate bonds. The unrealized losses were not attributed to credit risk, but rather associated with the changes in interest rates. Based on the scheduled maturities of our investments, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The following table summarizes the fair value of securities classified as available-for-sale by contractual maturity as of June 30, 2016 (in thousands):

	Mature within One Year	After One Year through Two Years	Fair Value
Money market funds	$27,517	$—	$27,517
Commercial paper	163,062	—	163,062
Corporate bonds	72,806	47,722	120,528
U.S. Treasury and government sponsored enterprises	59,678	4,005	63,683
Total investments	$323,063	$51,727	$374,790
Cash is excluded from the table above.

NOTE 5. INVENTORY
Inventory consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$973	$1,037
Work in process	2,277	2,251
Finished goods	714	583
Total	3,964	3,871
Less: non-current portion included in Other assets	(1,156)	(1,255)
Inventory	$2,808	$2,616
We generally relieve inventory on a first-expiry, first-out basis. A portion of the manufacturing costs for inventory was incurred prior to regulatory approval of CABOMETYX and COMETRIQ and, therefore, were expensed as research and development costs when those costs were incurred, rather than capitalized as inventory. Write-downs related to expiring inventory are charged to cost of goods sold. Such write-downs were nominal for the six months ended June 30, 2016 as compared to $0.2 million for the comparable period in 2015. The non-current portion of inventory recorded as other assets consists of raw materials and a portion of the active pharmaceutical ingredient which is included in work in process. There were no other write-downs for obsolete or excess inventory.
NOTE 6. DEBT
The amortized carrying amount of our debt consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Convertible Senior Subordinated Notes due 2019	$209,214	$198,708
Secured Convertible Notes due 2018	106,841	102,727
Term loan payable	80,000	80,000
Total debt	396,055	381,435
Less: current portion	(107,500)	—
Long-term debt	$288,555	$381,435
See “Note 7 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, for additional information on the terms of our debt, including a description of the conversion features of the of 4.25% Convertible Senior Subordinated Notes due 2019 (the “2019 Notes”) and our Secured Convertible Notes due 2018 (the “Deerfield Notes”).
Convertible Senior Subordinated Notes due 2019
In August 2012, we issued and sold $287.5 million aggregate principal amount of the 2019 Notes. As of both June 30, 2016 and December 31, 2015, $287.5 million of aggregate principal amount of the 2019 Notes remains outstanding. The 2019 Notes bear interest at a rate of 4.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year.
The following is a summary of the liability component of the 2019 Notes (in thousands):

	June 30, 2016	December 31, 2015
Net carrying amount of the liability component	$209,214	$198,708
Unamortized discount of the liability component	78,286	88,792
Face amount of the 2019 Notes	$287,500	$287,500

The 2019 Notes are convertible at the note-holder’s option during the quarter ending September 30, 2016 as one of the conversion criteria has been met. Specifically, the price of our common stock exceeded $6.91 for 20 of the last 30 consecutive trading days during the quarter ended June 30, 2016. The continuance of such conversion rights subsequent to September 30, 2016 is subject to the occurrence of certain circumstances. The 2019 Notes are convertible at a conversion rate of 188.2353 shares of common stock per $1,000 principal amount of the 2019 Notes, subject to adjustment in connection with certain events. Upon conversion, we have the option to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Because we have the intent and ability to deliver shares of our common stock upon conversion, the 2019 Notes remain classified as long-term debt. Subject to the occurrence of certain circumstances, on or after August 15, 2016, we may redeem for cash all or a portion of the 2019 Notes. The redemption price will equal 100% of the principal amount of the 2019 Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The following is a summary of the interest expense for the 2019 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stated coupon interest	$3,054	$3,055	$6,109	$6,110
Amortization of debt discount and debt issuance costs	5,315	4,833	10,506	9,554
Total interest expense	$8,369	$7,888	$16,615	$15,664
The balance of unamortized fees and costs was $2.2 million and $2.6 million as of June 30, 2016 and December 31, 2015, respectively, which is recorded as a reduction of the carrying amount of the 2019 Notes on the accompanying Condensed Consolidated Balance Sheets. The debt discount and debt issuance costs will be amortized as interest expense through August 2019.
Secured Convertible Notes due 2018
As of June 30, 2016 and December 31, 2015, the outstanding principal balance on the Deerfield Notes was $107.7 million and $103.8 million, respectively, which, subject to certain limitations, is payable in cash or in stock at our discretion. Beginning on July 2, 2015, the outstanding principal amount of the Deerfield Notes bears interest at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum. Through July 1, 2015, the outstanding principal amount of the Deerfield Notes bore interest in the annual amount of $6.0 million, payable quarterly in arrears.
The following is a summary of the interest expense for the Deerfield Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stated coupon interest paid in cash	$1,972	$1,496	$3,908	$2,975
Amortization of debt discount, debt issuance costs and accrual of interest paid in kind	2,085	2,373	4,114	5,320
Total interest expense	$4,057	$3,869	$8,022	$8,295
The balance of unamortized fees and costs was $0.6 million and $0.7 million as of June 30, 2016 and December 31, 2015, respectively, which is recorded as a reduction of the carrying amount of the Deerfield Notes on the accompanying Condensed Consolidated Balance Sheets. Effective March 4, 2015, upon notification of our election to extend the maturity date to July 1, 2018, we began to amortize the remaining unamortized discount, fees and costs through July 1, 2018 using the effective interest method and an effective interest rate of 15.3%.
We were required to make an additional mandatory prepayment on the Deerfield Notes in January 2015 and 2016 equal to 15% of certain revenues from collaborative arrangements, which we refer to as Development/Commercialization Revenue, received during the prior fiscal year, subject to a maximum prepayment amount of $27.5 million. We made no such mandatory prepayments due to the fact that we received no such revenues during the fiscal year ended December 31, 2014 and Deerfield’s election not to receive the mandatory prepayment in January 2016 related to development/commercialization revenue received during the year ended December 31, 2015. As a result of the extension of the maturity date of the Deerfield Notes to July 1, 2018, our obligation to make annual mandatory prepayments equal to 15% of Development/Commercialization Revenue received by us during the prior fiscal year will continue to apply in January 2017 and January 2018. However, we will only be obligated to make any such annual mandatory prepayment if the note holders provide notice to us of their election to receive the prepayment. Pursuant to this requirement, we may be required make a mandatory prepayment of $27.5 million in

January 2017 as a result of the upfront payment of $200.0 million received in March 2016 in consideration for the exclusive license and other rights contained in the collaboration and license agreement with Ipsen. That portion of the Deerfield Notes is included in current liabilities. The definition of “Development/Commercialization Revenue” expressly excludes any sale or distribution of drug or pharmaceutical products in the ordinary course of our business, and any proceeds from any Intellectual Property Sale, but would include our share of the net profits from the commercialization of cobimetinib in the U.S. and the receipt of royalties from cobimetinib sales outside the U.S., if any.
NOTE 7. FAIR VALUE MEASUREMENTS
The following table sets forth the fair value of our financial assets and liabilities that were measured and recorded on a recurring basis as of June 30, 2016 and December 31, 2015. We did not have any financial liabilities that were measured and recorded on a recurring basis or Level 3 investments as of June 30, 2016. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	June 30, 2016
	Level 1	Level 2	Total
Money market funds	$27,517	$—	$27,517
Commercial paper	—	163,062	163,062
Corporate bonds	—	120,529	120,529
U.S. Treasury and government sponsored enterprises	—	63,683	63,683
Total financial assets	$27,517	$347,274	$374,791

	December 31, 2015
	Level 1	Level 2	Total
Money market funds	$72,000	$—	$72,000
Commercial paper	—	78,155	78,155
Corporate bonds	—	72,091	72,091
U.S. Treasury and government sponsored enterprises	—	28,423	28,423
Marketable equity securities	18	—	18
Total financial assets	$72,018	$178,669	$250,687
The estimated fair value of our financial instruments that are carried at amortized cost is as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Notes	$209,214	$427,283	$198,708	$336,260
Deerfield Notes	$106,841	$111,226	$102,727	$101,096
Term loan payable	$80,000	$79,717	$80,000	$79,815
The carrying amounts of cash, trade and other receivables, accounts payable, accrued clinical trial liabilities, accrued compensation and benefits, accrued collaboration liability, and other accrued liabilities approximate their fair values and are excluded from the tables above.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

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

•
We estimate the fair value of our other debt instruments, where possible, using the net present value of the payments. For the term loan, we use an interest rate that is consistent with money-market rates that would have been earned on our non-interest-bearing compensating balances as our discount rate, which is a Level 2 input. For the Deerfield Notes, we used a discount rate of 15%, which we estimate as our current borrowing rate for similar debt as of June 30, 2016, which is a Level 3 input.
NOTE 8. STOCK-BASED COMPENSATION
We recorded and allocated employee stock-based compensation expense for our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development expense	$1,165	$746	$6,729	$1,373
Selling, general and administrative expense	2,393	988	8,014	2,021
Total employee stock-based compensation expense	$3,558	$1,734	$14,743	$3,394
We use the Black-Scholes Merton option pricing model to value our stock options. The weighted average grant-date fair value of our stock options and ESPP purchases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$3.17	$2.41	$2.67	$1.28
ESPP	$1.60	$1.11	$1.79	$0.85
The fair value of employee stock option awards and ESPP purchases was estimated using the following assumptions:

	Stock Options
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	0.90%	1.27%	1.10%	1.20%
Dividend yield	—%	—%	—%	—%
Volatility	67%	106%	76%	89%
Expected life	4.4 years	4.5 years	4.4 years	4.5 years

	Employee Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	0.39%	0.07%	0.42%	0.10%
Dividend yield	—%	—%	—%	—%
Volatility	65%	104%	69%	99%
Expected life	6 months	6 months	6 months	6 months
The expected life computation is based on historical exercise patterns and post-vesting termination behavior. We considered implied volatility as well as our historical volatility in developing our estimate of expected volatility.

A summary of all stock option activity for the six months ended June 30, 2016 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	27,425,854	$4.22
Granted	2,727,350	$4.63
Exercised	(1,321,802)	$1.89
Forfeited	(197,038)	$4.32
Expired	(80,516)	$10.89
Options outstanding at June 30, 2016	28,553,848	$4.35	4.68 years	$112,155
Exercisable at June 30, 2016	20,872,344	$4.02	4.13 years	$89,643
As of June 30, 2016, a total of 2,790,649 shares were available for grant under our stock option plans.
As of June 30, 2016, we had $17.7 million of unrecognized compensation expense related to employee stock options that is expected to be recognized over a weighted-average period of 3.02 years.
On March 7, 2016, as a result of the FDA acceptance of our New Drug Application “NDA” submission and on April 28, 2016, as a result of the FDA’s approval of our NDA submission, the Compensation Committee of the Board of Directors of Exelixis convened to determine we had met certain performance objectives related to performance-based stock options granted to employees in 2014 and 2015. As a result of these determinations, 5,870,303 performance-based stock options vested during the six months ended June 30, 2016 and we recorded an additional $4.1 million in stock-based compensation expense during the period related to those options. During 2015, we recorded $3.3 million in employee stock-based compensation expense related to those options.
A summary of all restricted stock unit (“RSU”) activity for the six months ended June 30, 2016 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Awards outstanding at December 31, 2015	1,002,188	$5.16
Awarded	2,126,191	$4.32
Vested and released	(1,215,756)	$4.22
Forfeited	(10,059)	$5.64
Awards outstanding at June 30, 2016	1,902,564	$4.82	1.71 years	$15,544
As of June 30, 2016, we had $3.7 million of unrecognized compensation expense related to employee RSUs that is expected to be recognized over a weighted-average period of 2.88 years.
During the six months ended June 30, 2016, we made a bonus payment to our employees in the form of 1,072,833 shares of fully-vested restricted stock units which have a grant date fair value of $4.5 million.

NOTE 9. NET LOSS PER SHARE
The following table sets forth a reconciliation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(37,015)	$(43,362)	$(98,362)	$(78,532)
Denominator:
Shares used in computing basic and diluted net loss per share	229,310	196,201	228,860	196,052
Net loss per share, basic and diluted	$(0.16)	$(0.22)	$(0.43)	$(0.40)
The following table sets forth potentially dilutive shares of common stock that are not included in the computation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	June 30
	2016	2015
Convertible Senior Subordinated Notes due 2019	54,118	54,118
Secured Convertible Notes due 2018	33,890	33,890
Outstanding stock options, unvested RSUs and ESPP contributions	30,637	29,049
Warrants	1,000	1,000
Total potentially dilutive shares	119,645	118,057
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
Trade and other receivables are unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception. As of June 30, 2016, 43%, 17% and 10% of our trade receivables are with Diplomat Specialty Pharmacy, Caremark L.L.C. and affiliates of McKesson Corporation, respectively. All of these customers pay promptly and within their respective payment terms.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Percentage of revenues earned in the United States	89%	88%	89%	87%
Percentage of revenues earned in the European Union	11%	12%	11%	13%

The following table sets forth the percentage of revenues recognized by customer that represent 10% or more of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Product sales:
Diplomat Specialty Pharmacy	52%	88%	53%	87%
Sobi	1%	12%	2%	13%
Collaboration agreements:
Merck	—%	—%	10%	—%
Ipsen	10%	—%	9%	—%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis contains forward-looking statements. These statements are based on Exelixis, Inc.’s (“Exelixis,” “we,” “our” or “us”) current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “expect,” “potential,” “will,” “goal,” “would,” “intend,” “continues,” “objective,” “anticipate,” “may be,” “initiate,” “believe,” “could,” “plan,” “trend,” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Part II, Item 1A of this Form 10-Q, as well as those discussed elsewhere in this report.
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
Overview
Exelixis, Inc. is a biopharmaceutical company committed to the discovery, development and commercialization of new medicines that will improve care and outcomes for people with cancer. Since its founding in 1994, three products discovered at Exelixis have progressed through clinical development, received regulatory approval, and entered the commercial marketplace. This portfolio includes two products derived from cabozantinib, an inhibitor of multiple tyrosine kinases including MET, AXL and VEGF receptors. They are CABOMETYX™ tablets for the treatment of advanced kidney cancer in the United States and COMETRIQ® capsules for the treatment of certain forms of thyroid cancer in both the United States and European Union. The third product is COTELLIC®, a product derived from cobimetinib, a selective inhibitor of MEK, marketed under a collaboration with Roche and Genentech (a member of the Roche Group) that has been approved in combination with ZELBORAF® (vemurafenib) to treat advanced melanoma in several major territories, including the United States and European Union.
The approval of CABOMETYX on April 25, 2016 as a treatment for patients with advanced renal cell carcinoma, or RCC, who have received prior anti-angiogenic therapy was a significant advance for us because of the substantial commercial opportunity that the advanced RCC market represents in the United States. Based upon cabozantinib’s potential in this sizable market, we were able to attract top talent and build commercial and medical affairs organizations of considerable size and strength in advance of its approval for this indication. Upon approval from the United States Food and Drug Administration, or FDA, our sales team immediately commenced calling on the appropriate clinicians to promote the availability of CABOMETYX consistent with its FDA-approved labeling, our marketing and access service teams put into motion well-laid plans for enabling compliant communications and the prompt availability of CABOMETYX for all appropriate patients, and our expanded medical information group began to respond to questions arising from physicians and patients. The execution of these efforts enabled the first prescriptions for CABOMETYX to be filled within three days of approval. As our now fully integrated and robust organization builds on collective expertise and experience, it will support the further clinical development and commercial growth of cabozantinib, as well as other anti-cancer therapies that we may develop and market over time.
With the early strength of the launch, the realization of our goal to drive the business to become cash flow positive is increasingly achievable, through growth of our revenue streams both from product revenues, as well as anticipated partnership royalty and contract revenue and vigilant expense management. This would provide us with the opportunity at the appropriate time to reinvest in our drug discovery efforts and evaluate in-licensing opportunities to identify new molecules for our pipeline.
The approval of CABOMETYX was based on results of our phase 3 pivotal trial METEOR (Metastatic RCC Phase 3 Study Evaluating Cabozantinib vs. Everolimus), which met its primary endpoint of improving progression-free survival, or PFS. The median PFS was 7.4 months for the cabozantinib arm versus 3.8 months for the everolimus arm, and the hazard ratio [HR] was 0.58 (95% confidence interval [CI] 0.45-0.74, p<0.0001), corresponding to a 42% reduction in the rate of disease progression or death for cabozantinib compared to everolimus. CABOMETYX also significantly improved the objective response rate, or ORR, and demonstrated a statistically significant and clinically meaningful increase in overall survival, or OS. Compared with everolimus, CABOMETYX was associated with a 34% reduction in the rate of death and median OS was 21.4 months for patients receiving CABOMETYX versus 16.5 months for those receiving everolimus (HR=0.66, 95% CI 0.53-0.83, P=0.0003). CABOMETYX, which was granted Fast Track and Breakthrough Therapy designations by the FDA, is the first therapy to demonstrate in a phase 3 trial for patients with advanced RCC, robust and clinically meaningful improvements in all three key efficacy parameters - OS, PFS and ORR. A review of adverse events, or AEs, demonstrated that the frequency of AEs of any grade regardless of causality was approximately balanced between study arms, and the rate of treatment discontinuation due to adverse events was 10% for each of the cabozantinib and everolimus arms.
We believe that cabozantinib’s prospects for improving the lives of patients living with cancer reaches beyond the United States. Thus, on February 29, 2016, we entered into a collaboration and license agreement with Ipsen Pharma SAS, or Ipsen, focused on the further development of cabozantinib and the exclusive commercialization of current and potential future cabozantinib indications outside of the United States, Canada and Japan, if and when additional regulatory approvals are secured in those territories. A key reason we chose Ipsen as a partner was because the company is established and engaged in the global distribution of oncology medicines. Following the July 22, 2016 positive opinion issued by the European Committee for Medicinal Products for Human Use, or CHMP, on our Marketing Authorization Application, or MAA, for cabozantinib as a treatment for adult patients with advanced RCC following prior VEGF-targeted therapy, we and our partner, Ipsen, are one step closer to potential approval in the European Union, and are poised to capitalize on the sizable European commercial opportunity. At the same time, we are engaged in an effort to determine the most effective means to obtain cabozantinib’s approval and launch in Japan and Canada, either by partnering in those territories or potentially launching the product ourselves.
Beyond the FDA-approved indications of cabozantinib for second-line RCC and progressive, metastatic medullary thyroid carcinoma, or MTC, we are engaged in a broad development program composed of over 45 ongoing or planned clinical trials in additional tumor types, many of which are conducted through our Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute’s Cancer Therapy Evaluation Program, or NCI-CTEP, or our investigator sponsored trial program. The most notable studies at this time are our company-sponsored phase 3 trial of cabozantinib in advanced hepatocellular carcinoma, or HCC, called CELESTIAL (Cabozantinib Phase 3 Controlled Study In Hepatocellular Carcinoma) and CABOSUN, a randomized phase 2 trial comparing cabozantinib to sunitinib in the first-line treatment of intermediate- or poor-risk RCC patients. We anticipate top-line results from CELESTIAL in 2017. The CABOSUN trial is being conducted by The Alliance for Clinical Trials in Oncology, or The Alliance, through our CRADA with NCI-CTEP. In May 2016, The Alliance informed us that CABOSUN met its primary endpoint demonstrating a statistically significant and clinically meaningful improvement of PFS compared with sunitinib. Results from the CABOSUN trial are being discussed with regulators and if reviewed favorably, these data could significantly expand cabozantinib’s potential to treat patients with advanced RCC in the front-line setting. We also expect results in 2016 from a phase 1b trial of cabozantinib plus nivolumab alone, or in combination with ipilimumab, in patients with genitourinary tumors, including bladder cancer and RCC, which is being conducted under our collaboration with NCI-CTEP.
In addition to these advances connected with cabozantinib, significant progress continues to be made with respect to the clinical development, regulatory status and commercial potential of certain of our other partnered compounds. In the aggregate, these partnered compounds could be of significant value to us if their development programs progress successfully. For example, cobimetinib, a compound we out-licensed in 2006 to Genentech was approved by the FDA on November 10, 2015, under the brand name COTELLIC, in combination with vemurafenib, as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma. It was launched in the United States soon thereafter and in the United States we contribute 25% of the sales force to the commercialization effort. COTELLIC in combination with vemurafenib has also been approved and launched by Genentech in multiple other territories, including the European Union, Canada, Australia and Brazil. Cobimetinib is also being evaluated in a broad development program comprising several clinical trials investigating cobimetinib in combination with a variety of agents in multiple tumor types. Owing to disagreements over clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the United States, on June 3, 2016, we filed a demand for arbitration against Genentech. For additional information on our arbitration with Genentech please see, “- Part II - Other Information - Legal Proceedings.”
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
In consideration for the exclusive license and other rights contained in the Agreement, Ipsen paid us an upfront nonrefundable payment of $200.0 million in March 2016. We will be eligible to receive development and regulatory milestones, totaling up to $252.5 million, including a $60.0 million milestone payment upon approval of cabozantinib by the European Medicines Agency, or EMA, in second-line RCC, milestone payments of $10.0 million and $40.0 million upon the filing and the approval of cabozantinib in second-line HCC, and additional milestones for other future indications. We will also be eligible to receive two $10.0 million milestone payments upon the launch of the product in the first two of the following countries: Germany, France, Italy, Spain and the United Kingdom. The Agreement also provides that we will be eligible to receive contingent payments of up to $525.0 million associated with the achievement of specified sales levels. We will also receive royalties on net sales of cabozantinib outside of the United States, Canada and Japan. We will receive a 2% royalty on the initial $50.0 million of net sales, and a 12% royalty on the next $100.0 million of net sales. After the initial $150.0 million of sales, we will receive a tiered royalty of 22% to 26% on annual net sales; these tiers will reset each calendar year. We are primarily responsible for funding cabozantinib related development costs for existing trials; global development costs for potential future trials will be shared between the parties, with Ipsen to reimburse us for 35% of such costs. Pursuant to the terms of the Agreement, we will remain responsible for the manufacture and supply of cabozantinib for all development and commercialization activities under the Agreement. As part of the Agreement, we entered into a supply agreement which provides that through the end of the second quarter of 2018, we will supply finished, labeled product to Ipsen for distribution in the territories outside of the United States, Canada and Japan, and from the end of the second quarter of 2018 forward, we will supply primary packaged bulk tablets to Ipsen. No manufacturing rights were granted to Ipsen.
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
In addition to the coBRIM trial, additional clinical trials are ongoing studying the combination of cobimetinib with a variety of agents in multiple tumor types. These include:

•
COTEZO, a phase 3 pivotal trial evaluating the combination of cobimetinib and atezolizumab, an anti-PD-L1 antibody, or atezolizumab alone versus regorafenib, in unresectable locally advanced or metastatic colorectal cancer, or CRC. COTEZO is expected to enroll 360 patients who have received at least two prior chemotherapies in the metastatic disease setting, and the primary endpoint of the trial is OS. The decision to start COTEZO was informed by results from the ongoing phase 1b trial of the combination in advanced solid tumors;

•	The combination of cobimetinib and vemuarfenib in additional melanoma patient populations and settings;

•	A phase 2 trial of cobimetinib in combination with paclitaxel in triple negative breast cancer; and

•
Phase 1 studies of cobimetinib in combination with atezolizumab in melanoma and non-small cell lung cancer, or NSCLC, in combination with GDC-0994 in advanced metastatic solid tumors, and in combination with venetoclax in relapsed or refractory acute myeloid leukemia.

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

We believe that cobimetinib has the potential to provide us with an additional meaningful source of revenue. Our objective, therefore, is and has been to work with Genentech on the execution of the U.S. COTELLIC commercial plan in order to maximize the product’s revenue potential. However, to date, we believe Genentech’s pricing of and cost and revenue allocations for COTELLIC, as determined exclusively by Genentech, have been contrary to the applicable terms of the collaboration agreement. We raised this concern with Genentech, along with other material concerns regarding Genentech’s performance under the collaboration agreement, but were unable to come to resolution on any of these issues. Accordingly, on June 3, 2016, following a 30 day dispute resolution period, we filed a demand for arbitration asserting claims against Genentech related to its clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the United States.
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
Business Highlights for the Three Months Ended June 30, 2016 and Recent Events

European CHMP Adopts Positive Opinion for cabozantinib for the Treatment of Advanced RCC

On July 22, 2016, CHMP adopted a positive opinion of our MAA for cabozantinib for the treatment of adult patients with advanced RCC following prior VEGF-targeted therapy. The CHMP's positive opinion will now be reviewed by the European Commission, or EC, which has the authority to approve medicines for the European Union. Along with our collaboration partner Ipsen, we anticipate a decision from the EC before the end of this year.
Positive Top-Line Results from CABOSUN Randomized Phase 2 Trial
On May 23, 2016, we announced that CABOSUN, a randomized phase 2 trial of cabozantinib in patients with previously untreated advanced RCC being conducted by The Alliance for Clinical Trials in Oncology as part of our collaboration with NCI-CTEP, met its primary endpoint, demonstrating a statistically significant and clinically meaningful improvement in PFS compared with sunitinib in patients with advanced intermediate- or poor-risk RCC. Results from the CABOSUN trial are being discussed with regulators and if reviewed favorably, these data could significantly expand cabozantinib’s potential to treat patients with advanced RCC in the front-line setting. Presentation of the results is planned for an upcoming medical meeting.

Cabozantinib, Cobimetinib and XL888 Data Presentations at the 2016 Annual Meeting of the American Society of Clinical Oncology, or 2016 ASCO Annual Meeting

Exelixis-discovered compounds were the subject of 18 presentations at the 2016 ASCO Annual Meeting, including an oral presentation of the OS results from our phase 3 pivotal trial METEOR study advanced RCC, as well as a poster presentation from the same trial on outcomes based on prior therapy and a poster focusing on outcomes in patients with bone metastases. Additional presentations highlighted results from early and mid-stage trials of cabozantinib in other disease settings, including, CRC, endometrial cancer and metastatic urothelial carcinomas. Cobimetinib data included updates on combination trials of the compound in metastatic melanoma, triple-negative breast cancer, and CRC.
FDA Approval and launch of CABOMETYX Tablets for Patients with Previously Treated Advanced RCC
On April 25, 2016, the FDA approved CABOMETYX tablets for the treatment of patients with advanced RCC who have received prior anti-angiogenic therapy. The approval of CABOMETYX is based on results of METEOR, which met its primary endpoint of improving PFS. CABOMETYX also significantly improved the ORR, and demonstrated a statistically significant and clinically meaningful increase in OS. We are now focused on continuing to execute on the launch of CABOMETYX as a treatment for patients with advanced RCC who have received prior anti-angiogenic therapy. The first prescriptions for CABOMETYX were filled within three days of approval.
Additional Regulatory Approvals for COTELLIC
In April and May 2016, Australia’s Therapeutic Goods Administration and Brazil’s ANVISA, respectively, approved COTELLIC in combination with vemurafenib for the treatment of patients with unresectable or metastatic melanoma with a BRAF V600 mutation.

Initiation of COTEZO Phase 3 Pivotal Trial in Advanced CRC
In June 2016, our partner Genentech (a member of the Roche Group) announced the initiation of COTEZO, a phase 3 pivotal trial of the combination of cobimetinib and atezolizumab, an anti-PD-L1 antibody, in unresectable locally advanced or metastatic CRC. COTEZO is expected to enroll 360 patients who have received at least two prior chemotherapies in the metastatic disease setting, and the primary endpoint of the trial is OS. The decision to start COTEZO was informed by results from the ongoing phase 1b trial of the combination in advanced solid tumors.
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
Limited Sources of Revenues and the Need to Raise Additional Capital
We have incurred net losses since inception through June 30, 2016, with the exception of the 2011 fiscal year. We anticipate annual net losses for the foreseeable future. For the six months ended June 30, 2016, we incurred a net loss of $98.4 million and as of June 30, 2016, we had an accumulated deficit of $2.0 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Excluding fiscal 2011, our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
Since the launch of our first commercial product in January 2013, through June 30, 2016, we have generated an aggregate of $115.0 million in net product revenues. Other than sales of CABOMETYX and COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on royalties, license fees, the achievement of milestones, and research funding we earn from any products developed from the collaborative research.
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
As of June 30, 2016, we had $384.0 million in cash and investments, which included $298.2 million available for operations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $4.2 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. For a description of the factors upon which our capital requirements depend, please see “– Liquidity and Capital Resources – Capital Requirements.”
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
In connection with the FDA’s approval of cabozantinib for the treatment of patients with advanced RCC who have received prior anti-angiogenic therapy, we increased our sales, marketing and distribution capabilities. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Such expenses may be disproportional compared to the revenues we may be able to generate and may have an adverse impact on our results of operations.
Convertible Senior Subordinated Notes
In August 2012, we issued and sold $287.5 million aggregate principal amount of the 4.25% Convertible Senior Subordinated Notes due 2019, or the 2019 Notes, for net proceeds of $277.7 million. The 2019 Notes mature on August 15, 2019, unless earlier converted, redeemed or repurchased, and bear interest at a rate of 4.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. Subject to the occurrence of certain circumstances, on or after August 15, 2016, we may redeem for cash all or a portion of the 2019 Notes. The redemption price will equal 100% of the principal amount of the 2019 Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date. On or after May 15, 2019, until the close of business on the second trading day immediately preceding August 15, 2019, holders may surrender their 2019 Notes for conversion. Upon the occurrence of certain circumstances, holders may convert their 2019 Notes prior to the close of business on the business day immediately preceding May 15, 2019. The 2019 Notes are convertible at the note-holder’s option during the quarter ending September 30, 2016 as to one of the conversion criteria has been met. Specifically, the price of our common stock exceeded $6.91 for 20 of the last 30 consecutive trading days during the quarter ended June 30, 2016. The continuance of such conversion rights subsequent to September 30, 2016 is subject to the occurrence of certain circumstances. The 2019 Notes are convertible at a conversion rate of 188.2353 shares of common stock per $1,000 principal amount of the 2019 Notes, subject to adjustment in connection with certain events. Upon conversion, we have the option to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Because we have the intent and ability to deliver shares of our common stock upon conversion, the 2019 Notes remain classified as long-term debt. If a Fundamental Change, as defined in the indenture governing the 2019 Notes, occurs, holders of the 2019 Notes may require us to purchase for cash all or any portion of their 2019 Notes at a purchase price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change purchase date. In addition, if certain specified bankruptcy and insolvency-related events of default occur, the principal of, and accrued and unpaid interest on, all of the then outstanding notes will automatically become due and payable. If an event of default other than certain specified bankruptcy and insolvency-related events of default occurs and is continuing, the Trustee by notice to us or the holders of at least 25% in principal amount of the outstanding 2019 Notes by notice to us and the Trustee, may declare the principal of, and accrued and unpaid interest on, all of the then outstanding 2019 Notes to be due and payable.
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

As of June 30, 2016 and December 31, 2015, the outstanding principal balance on the Deerfield Notes was $107.7 million and $103.8 million, respectively, which, subject to certain limitations, is payable in cash or in stock at our discretion. Beginning on July 2, 2015, the outstanding principal amount of the Deerfield Notes bears interest at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum. Through July 1, 2015, the outstanding principal amount of the Deerfield Notes bore interest in the annual amount of $6.0 million, payable quarterly in arrears.
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
The following is a summary of the interest expense for the Deerfield Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stated coupon interest	$1,972	$1,496	$3,908	$2,975
Amortization of debt discount, debt issuance costs and accrual of interest paid in kind	2,085	2,373	4,114	5,320
Total interest expense	$4,057	$3,869	$8,022	$8,295
The balance of unamortized fees and costs was $0.6 million and $0.7 million as of June 30, 2016 and December 31, 2015, respectively, which is recorded as a reduction of the carrying amount of the 2019 Notes on the accompanying Condensed Consolidated Balance Sheets. Effective March 4, 2015, upon notification of our election to require the New Deerfield Purchasers to acquire the Deerfield Notes and extend the maturity date to July 1, 2018, we began to amortize the remaining unamortized discount, fees and costs through July 1, 2018 using the effective interest method and an effective interest rate of 15.3%.
In each of January 2014 and 2013, we made mandatory prepayments of $10.0 million on the Deerfield Notes. We were required to make an additional mandatory prepayment on the Deerfield Notes in January 2015 and 2016 equal to 15% of certain revenues from collaborative arrangements, which we refer to as Development/Commercialization Revenue, received during the prior fiscal year, subject to a maximum prepayment amount of $27.5 million. We made no such mandatory prepayments due to the fact that we received no such revenues during the fiscal year ended December 31, 2014 and Deerfield’s election not to receive the mandatory prepayment in January 2016 related to development/commercialization revenue received during the year ended December 31, 2015. As a result of the extension of the maturity date of the Deerfield Notes to July 1, 2018, our obligation to make annual mandatory prepayments equal to 15% of Development/Commercialization Revenue received by us during the prior fiscal year will continue to apply in January 2017 and January 2018. However, we will only be obligated to make any such annual mandatory prepayment if the note holders provide notice to us of their election to receive the prepayment. Pursuant to this requirement, we may be required make a mandatory prepayment of $27.5 million in January 2017 as a result of the $200.0 million upfront nonrefundable payment received in March 2016 in consideration for the exclusive license and other rights contained in the collaboration and license agreement with Ipsen. That portion of the Deerfield Notes is included in current liabilities. The definition of “Development/Commercialization Revenue” expressly excludes any sale or distribution of drug or pharmaceutical products in the ordinary course of our business, and any proceeds from any Intellectual Property Sale, but would include our share of the net profits from the commercialization of cobimetinib in the U.S. and the receipt of royalties from cobimetinib sales outside the U.S., if any.
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
Loan Agreement with Silicon Valley Bank
On May 22, 2002, we entered into a loan and security agreement with Silicon Valley Bank for an equipment line of credit. On June 2, 2010, we amended the loan and security agreement to provide for a new seven-year term loan in the amount of $80.0 million. As of both June 30, 2016 and December 31, 2015, the outstanding principal balance due under the term loan was $80.0 million. All other amounts due under the agreement were repaid prior to December 31, 2015. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017, and therefore have classified the term loan as a current liability as of June 30, 2016. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. In accordance with the terms of the loan and security agreement, we are required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement, if any, on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement (although we are entitled to retain income earned or the amounts maintained in such accounts). Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.0%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement.

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
Revenue Recognition
Net Product Revenues including Discounts and Allowances
In the United States, we sell our products, CABOMETYX and COMETRIQ, to specialty pharmacies and distributors that benefit from customer incentives and have a right of return. Historically we have relied on payer data received from the specialty pharmacy that sells COMETRIQ in the United States and historical utilization rates in determining our discounts and allowances. In determining discounts and allowances for the sale of CABOMETYX, in addition to using payer data received from the specialty pharmacies and distributors that sell CABOMETYX and historical data for COMETRIQ, we also utilized claims data from third party sources for competitor products for the treatment of advanced RCC. Based in part on the availability of this third party data, we made the determination that we had sufficient experience and data to reasonably estimate expected future returns and the discounts and allowances due to payers at the time of shipment to the specialty pharmacy or distributor, and therefore record revenue for the product using the “sell-in” revenue recognition model.
Royalty, License and Contract Revenues
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
We consider sales-based contingent payments to be royalty revenue which is generally recognized at the date the contingency is achieved. Royalties are recorded based on sales amounts reported to us for the preceding quarter.
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
There have been no other significant changes in our critical accounting policies and estimates during the six months ended June 30, 2016, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, or ASU 2015-05. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 was effective for all interim and annual reporting periods beginning after December 15, 2015 and therefore we adopted ASU 2015-05 in the three months ended March 31, 2016 on a prospective basis. The adoption of ASU 2015-05 did not have a material impact on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and is not expected to have a material effect on our Consolidated Financial Statements in future periods.
Recently Issued Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. ASU 2016-09 is aimed at the simplification of several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for all interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our consolidated financial statements and related disclosures.
Fiscal Year Convention
We adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2016 will end on December 30, 2016, and fiscal year 2015, ended on January 1, 2016. For convenience, references in this report as of and for the fiscal periods ended September 30, 2016, July 1, 2016 and July 3, 2015, and as of and for the fiscal years ended December 30, 2016 and January 1, 2016, are indicated as being as of and for the periods ended September 30, 2016, June 30, 2016, June 30, 2015, and the years ended December 31, 2016, and December 31, 2015, respectively.

Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross product revenues	$35,049	$8,431	$45,663	$18,564
Discounts and allowances	(3,431)	(439)	(4,946)	(1,184)
Net product revenues	31,618	7,992	40,717	17,380
Royalty and license revenues (1)	4,634	—	5,962	—
Contract revenues (2)	—	—	5,000	—
Total revenues	$36,252	$7,992	$51,679	$17,380
Dollar change	$28,260		$34,299
Percentage change	354%		197%
____________________

(1)	Includes royalties and amortization of upfront payments.

(2)	Includes contingent and milestone payments.
Revenues by product were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
COMETRIQ	$14,044	$7,992	$23,143	$17,380
CABOMETYX	17,574	—	17,574	—
Net product revenues	$31,618	$7,992	$40,717	$17,380
Dollar change	$23,626		$23,337
Percentage change	296%		134%
The increase in net product revenues for the three and six months ended June 30, 2016, as compared to the comparable periods in 2015, reflects the impact of the commercial launch of CABOMETYX in late April 2016. CABOMETYX was approved by the FDA on April 25, 2016 as a treatment for patients with advanced RCC who have received prior anti-angiogenic therapy.
Net product revenues for both CABOMETYX and COMETRIQ are recorded using the “sell-in” method of revenue recognition. Net product revenues during the three and six months ended June 30, 2016 were impacted by the build of channel inventory related to the initial launch period for CABOMETYX. Net product revenues during the six months ended June 30, 2015 were impacted by a change to the “sell-in” method for COMETRIQ, which resulted in the one-time recognition of $2.6 million of deferred revenue during the period.
Royalty and license revenues for the three and six months ended June 30, 2016 included recognition of $3.6 million and $4.8 million, respectively, of the $200.0 million upfront nonrefundable payment received in March 2016 in consideration for the exclusive license and other rights contained in the collaboration and license agreement with Ipsen. During the three and six months ended June 30, 2016, we also recognized $1.0 million and $1.2 million, respectively, of royalties on ex-U.S. net sales of COTELLIC. There were no such royalty and license revenue during the comparable periods in 2015.
Contract revenues for the six months ended June 30, 2016 reflect a $5.0 million milestone earned from Merck related to its worldwide license of our phosphoinositide-3 kinase-delta program. There was no such contract revenue during the three months ended June 30, 2016 or during the comparable periods in 2015.

Total revenues by significant customer were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Diplomat Specialty Pharmacy	$18,916	$7,035	$27,380	$15,110
Merck	—	—	5,000	—
Ipsen	3,592	—	4,790	—
Swedish Orphan Biovitrum	468	957	1,103	2,270
Others, individually less than 10% of total revenues for all periods presented	13,276	—	13,406	—
Total revenues	$36,252	$7,992	$51,679	$17,380
Dollar change	$28,260		$34,299
Percentage change	354%		197%
Cost of Goods Sold
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty on net sales of any product incorporating cabozantinib payable to GlaxoSmithKline, indirect labor costs, the cost of manufacturing, write-downs related to expiring and excess inventory, and other third party logistics costs of our product. A portion of the manufacturing costs for inventory was incurred prior to regulatory approval of CABOMETYX and COMETRIQ and, therefore, were expensed as research and development costs when those costs were incurred, rather than capitalized as inventory.
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of goods sold	$1,560	$686	$2,245	$1,452
Gross margin	95%	91%	94%	92%
The increase in gross margins for the three and six months ended June 30, 2016 as compared to the comparable period in 2015, was primarily related to the launch of CABOMETYX which has lower manufacturing costs than COMETRIQ. The cost of goods sold and gross margin we have experienced in this early stage of the CABOMETYX product launch may not be representative of what we may experience going forward.
Research and Development Expenses
Total research and development expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development expenses	$22,984	$24,506	$51,910	$46,788
Dollar change	$(1,522)		$5,122
Percentage change	(6)%		11%
Research and development expenses consist primarily of clinical trial expenses, personnel expenses, stock-based compensation, consulting and outside services, the allocation of general corporate costs, and temporary personnel expenses.
The decrease in research and development expenses for the three months ended June 30, 2016 as compared to the comparable period in 2015, was primarily related to a decrease in clinical trial costs, which includes services performed by third-party contract research organizations and other vendors who support our clinical trials, and a decrease in the allocation of general corporate costs; those decreases were partially offset by increases in personnel expenses and consulting and outside services. The decrease in clinical trial costs was $6.3 million, or 44%, for the three months ended June 30, 2016 as compared to the comparable period in 2015. The decrease in clinical trial costs was predominantly due to decreases in costs related to METEOR, our phase 3 pivotal trial in advanced RCC and a reduction of general program level costs. The allocation of general corporate costs decreased by $1.6 million for the three months ended June 30, 2016 as compared to the comparable period in 2015, primarily due to the increase in allocations to sales as a result of headcount changes and the overall decrease in allocable administrative costs. Personnel expenses increased by $3.8 million for the three months ended June 30, 2016 as compared to the comparable period in 2015 primarily due to the hiring of medical science liaisons as a result of the launch of

CABOMETYX and an increase in the accrual for corporate bonuses. Consulting and outside services increased by $1.1 million for the three months ended June 30, 2016 as compared to the comparable period in 2015 primarily due to increases in activities related to medical affairs and drug safety.
The increase in research and development expenses for the six months ended June 30, 2016 as compared to the comparable period in 2015, was primarily related to stock-based compensation, personnel expenses, and consulting and outside services; those increases were partially offset by decreases in clinical trial costs and a decrease in the allocation of general corporate costs. Stock-based compensation increased by $5.3 million for the six months ended June 30, 2016 as compared to the comparable period in 2015 primarily due to performance-based stock-options tied to the acceptance and approval of our New Drug Application, or NDA, filing with the FDA and a bonus to our employees in the form of fully-vested restricted stock units. Personnel expenses increased by $4.9 million for the six months ended June 30, 2016 as compared to the comparable period in 2015 primarily due to the hiring of medical science liaisons as a result of the launch of CABOMETYX and an increase in the accrual for corporate bonuses. Consulting and outside services increased by $2.2 million for the six months ended June 30, 2016 as compared to the comparable period in 2015 primarily due to increases in activities related to medical affairs and drug safety. The decrease in clinical trial costs was $6.3 million, or 24%, for the six months ended June 30, 2016 as compared to the comparable period in 2015. The decrease in clinical trial costs was predominantly due to decreases in costs related METEOR, our phase 3 pivotal trial in advanced RCC and a reduction of general program level costs. The allocation of general corporate costs decreased by $3.0 million for the six months ended June 30, 2016 as compared to the comparable period in 2015, primarily due to the increase in allocations to sales as a result of headcount changes and the overall decrease in allocable administrative costs.
We are focusing our development and commercialization efforts primarily on cabozantinib to maximize the therapeutic and commercial potential of this compound, and as a result, we expect nearly all of our future research and development expenses to relate to the clinical development of cabozantinib. We expect to continue to incur significant development costs for cabozantinib in future periods as we evaluate its potential in a broad development program comprising over 45 ongoing or planned clinical trials across multiple indications. The most notable study of this program is our company-sponsored phase 3 trial of cabozantinib in advanced HCC called CELESTIAL. In addition, postmarketing commitments in connection with the approval of COMETRIQ in progressive, metastatic MTC dictate that we conduct an additional study in that indication.
We anticipate that research and development expenses will increase during the second half of 2016 with an increase in costs associated with Medical Affairs to support the launch of CABOMETYX.
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
Selling, General and Administrative Expenses
Total selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Selling, general and administrative expenses	$35,823	$12,789	$70,680	$22,320
Dollar change	$23,034		$48,360
Percentage change	180%		217%
Selling, general and administrative expenses consist primarily of personnel expenses, marketing, consulting and outside services, employee stock-based compensation, facility costs, travel and entertainment and legal and accounting costs.

The increase in selling, general and administrative expenses for the three and six months ended June 30, 2016 was primarily related to personnel expenses, consulting and outside services, marketing, and to a lesser extent, stock-based compensation, and travel and entertainment costs. Personnel expenses increased by $11.3 million and $19.5 million for the three and six months ended June 30, 2016, respectively, as compared to the comparable periods in 2015 primarily due to the expansion of our U.S. sales force as a result of the launch of CABOMETYX as well as an increase in the accrual for corporate bonuses and incentive compensation. Consulting and outside services increased by $4.3 million and $9.6 million for the three and six months ended June 30, 2016, respectively, as compared to the comparable periods in 2015, which includes costs supporting the commercialization and launch of CABOMETYX, and also for the six months ended June 30, 2016, our accrual for a termination fee to be paid to Swedish Orphan Biovitrum, or Sobi. Marketing expenses increased by $3.0 million and $8.4 million for the three and six months ended June 30, 2016, respectively, as compared to the comparable periods in 2015 due to an increase in marketing activities for CABOMETYX; for the six months ended June 30, 2016, the increase in marketing expenses was also a result of an increase in COTELLIC commercialization expenses under the collaboration with Genentech (a member of the Roche Group). Stock-based compensation increased by $1.4 million and $6.0 million for the three and six months ended June 30, 2016, respectively, as compared to the comparable periods in 2015 primarily due to new-hire grants; for the six months ended June 30, 2016, the increase in stock-based compensation was also a result of performance-based stock-options tied to the acceptance and approval of our NDA filing with the FDA and a bonus to our employees in the form of fully-vested restricted stock units. Travel and entertainment costs increased by $1.8 million and $2.7 million for the three and six months ended June 30, 2016, respectively, as compared to the comparable periods in 2015, primarily due to the increase in activities of our U.S. sales force following the launch of CABOMETYX.
We anticipate selling, general and administrative expenses will increase for the remainder of 2016 due to increases in personnel costs and CABOMETYX marketing expenses.
Total Other Income (Expense), Net
Total other income (expense), net, was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income and other, net	$749	$(123)	$951	$(130)
Interest expense	(12,628)	(11,959)	(25,042)	(24,362)
Total other income (expense), net	$(11,879)	$(12,082)	$(24,091)	$(24,492)
Dollar change	$203		$401
Percentage change	(2)%		(2)%
Total other income (expense), net consists primarily of interest expense incurred on our debt, partially offset by interest income earned on our cash and investments and gains and losses on derivatives and foreign exchange fluctuations.
Liquidity and Capital Resources
Sources and Uses of Cash
The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2016	2015
Net loss	$(98,362)	$(78,532)
Net cash provided by (used in) operating activities	129,017	(71,919)
Net cash (used in) provided by investing activities	(143,510)	57,580
Net cash provided by (used in) financing activities	2,686	(4,107)
Net decrease in cash and cash equivalents	(11,807)	(18,446)
Cash and cash equivalents at beginning of period	141,634	80,395
Cash and cash equivalents at end of period	$129,827	$61,949
Since the launch of our first commercial product in January 2013, through June 30, 2016, we have generated an aggregate of $115.0 million in net product revenues. Other than sales of CABOMETYX and COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on royalties, license fees, the achievement of milestones, and research funding we earn from any products developed from the collaborative research. For a discussion of potential future capital requirements, please see “– Liquidity and Capital Resources – Capital Requirements.”
Operating Activities
Our operating activities provided cash of $129.0 million for the six months ended June 30, 2016, compared to cash used of $71.9 million for the same period in 2015. Operating cash flows can differ from our consolidated net loss as a result of differences in the timing of cash receipts and non-cash charges.
Cash provided by operating activities for the six months ended June 30, 2016 was primarily a result of the $200.0 million upfront payment Ipsen paid us in consideration for the exclusive license and other rights contained in the collaboration and license agreement we entered into on February 29, 2016 and cash receipts from net product revenues. Those proceeds were partially offset by operating expenses of $126.0 million for the period, less non-cash expenses for stock-based compensation totaling $14.7 million and the amortization of debt discount, debt issuance costs and accrual of interest paid in kind totaling $14.6 million. Our operating expenses were largely attributable to the development and commercialization of cabozantinib. In addition, cash provided by operating activities also increased as a result of a $14.3 million increase in accounts payable, accrued compensation, and other accrued liabilities and a $6.1 million increase in our accrued collaboration liability, and was partially offset by a $12.4 million increase of trade and other receivables and a $2.4 million reduction in accrued clinical trial liabilities.
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
Investing Activities
Our investing activities used cash of $143.5 million for the six months ended June 30, 2016, compared to $57.6 million of cash provided for the same period in 2015.
Cash used by investing activities for the six months ended June 30, 2016 was primarily due to investment purchases of $203.5 million, less cash from the maturity of unrestricted and restricted investments of $61.0 million.
Cash provided by investing activities for the six months ended June 30, 2015 was primarily due to the maturity of unrestricted and restricted investments of $106.7 million, less investment purchases of $50.4 million.
Financing Activities
Cash provided by financing activities was $2.7 million for the six months ended June 30, 2016, compared to $4.1 million of cash used for the same period in 2015.
Cash provided by financing activities for the six months ended June 30, 2016 was a result of the issuance of common stock under our equity incentive plans.
Cash used for financing activities for the six months ended June 30, 2015 was primarily due to principal payments on our debt of $4.4 million.
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
Capital Requirements
We have incurred net losses since inception through June 30, 2016, with the exception of the 2011 fiscal year. We anticipate annual net losses for the foreseeable future. For the six months ended June 30, 2016, we incurred a net loss of $98.4 million and as of June 30, 2016, we had an accumulated deficit of $2.0 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Excluding fiscal 2011, our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
Since the launch of our first commercial product in January 2013, through June 30, 2016, we have generated an aggregate of $115.0 million in net product revenues. Other than sales of CABOMETYX and COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on royalties, license fees, the achievement of milestones, and research funding we earn from any products developed from the collaborative research.
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
As of June 30, 2016, we had $384.0 million in cash and investments, which included $298.2 million available for operations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $4.2 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. Our capital requirements will depend on many factors including but not limited to:

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

•
the outcome of our arbitration demand asserting claims against Genentech related to its clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the United States;

•
the speed of a potential regulatory approval of cabozantinib for the treatment of advanced RCC in the European Union, following the CHMP’s positive opinion, and in other indications both in the United States and abroad;

•	the outcome of discussions with regulatory authorities regarding the development and submission strategy for cabozantinib as a treatment of previously untreated advanced RCC;

•	future clinical trial results, notably the results from CELESTIAL, our phase 3 pivotal trial in patients with advanced HCC;

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

•	repayment of our term loan from Silicon Valley Bank, which had an outstanding balance at June 30, 2016, of $80.0 million and is due in May 2017;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the cost of clinical drug supply for our clinical trials;

•	trends and developments in the pricing of oncologic therapeutics in the United States and abroad, especially in the European Union;

•	scientific developments in the market for oncologic therapeutics and the timing of regulatory approvals for competing oncologic therapies; and

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights.
Contractual Obligations
We have contractual obligations in the form of debt, operating leases, purchase obligations and other long-term liabilities. There were no material changes outside of the ordinary course of business in our contractual obligations from those as of December 31, 2015.
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks at June 30, 2016 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. As of June 30, 2016, and December 31, 2015, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $7.0 million and $8.7 million, respectively.
In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. As of June 30, 2016, and December 31, 2015, approximately $3.5 million and $3.2 million, respectively, of our accrued clinical trial liability was owed in foreign currencies. An adverse change of one percentage point in the foreign currency exchange rates would not have resulted in a material impact for any periods presented. We recorded a $0.1 million loss and a $0.1 million gain relating to foreign exchange fluctuations for six months ended June 30, 2016 and 2015, respectively.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On June 3, 2016, we filed a Demand for Arbitration before JAMS in San Francisco, California asserting claims against Genentech (a member of the Roche Group) related to its clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the United States.
In December 2006, we entered into a worldwide collaboration for the development and commercialization of cobimetinib with Genentech. The terms of the collaboration agreement provide Genentech with authority over the global development and commercialization plans for cobimetinib and the execution of those plans. The collaboration agreement further provides that we are entitled to an initial equal share of U.S. profits and losses for cobimetinib, with our share decreasing as sales increase, as well as low double-digit royalties on ex-U.S. net sales of cobimetinib. To date, cobimetinib has been approved for use exclusively in combination with vemurafenib (ZELBORAF) and launched by Genentech in the United States and multiple other territories, including the European Union, Canada, Australia and Brazil as a treatment for patients with advanced melanoma harboring a BRAF V600E or V600K mutation. It is marketed as COTELLIC.
Our arbitration demand asserts that Genentech has breached the parties’ contract for, amongst other breaches, failing to meet its diligence and good faith obligations. The demand seeks various forms of declaratory, monetary, and equitable relief, including without limitation that the cost and revenue allocations for COTELLIC be shared equitably consistent with the collaboration agreement’s terms, along with attorneys’ fees and costs of the arbitration. Genentech has asserted a counterclaim for breach of contract, which seeks monetary damages and interest related to the cost allocations under the collaboration agreement. While the ultimate outcome of the arbitration is difficult to predict, a resolution of the matter adverse to us could result in, among other things, significant payments and higher than expected commercialization costs, which may have a material adverse effect on our results of operations, cash flows or financial condition.
We may from time to time become a party to other legal proceedings arising in the ordinary course of business.
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
Risks Related to Cabozantinib and Cobimetinib
In the short-term, our prospects are critically dependent upon the commercial success of CABOMETYX for advanced RCC in the United States and our ability to obtain regulatory approval for cabozantinib in the same indication in the European Union.*
The success of our business is dependent upon the successful development and commercialization of cabozantinib. Of greatest short-term importance is the commercialization of CABOMETYX for advanced RCC in the United States following approval by the FDA on April 25, 2016. The commercial potential of CABOMETYX for the treatment of advanced RCC remains subject to a variety of factors, most importantly, CABOMETYX’s perceived benefit/risk profile as compared to the benefit/risk profiles of other available competitive treatments. The principal competition for CABOMETYX for the treatment of advanced RCC includes nivolumab, lenvatinib, axitinib and everolimus, which are already approved in this indication, as well as other agents currently approved for 1st-line RCC including sunitinib, sorafenib, pazopanib, temsirolimus, and bevacizumab.
With respect to regulatory and commercialization activities for cabozantinib in the European Union, on July 22, 2016, the EMA’s CHMP adopted a positive opinion of our MAA for cabozantinib as a treatment for adult patients with advanced RCC following prior VEGF-targeted therapy. The CHMP's positive opinion will now be reviewed by the EC, which has the authority to approve medicines for the European Union. Failure to obtain regulatory approval for cabozantinib in advanced RCC in the European Union, or the imposition of significant restrictions or limitations on use in the terms of approval, may negatively affect our business, results of operations and financial condition. Furthermore, in February 2016, we entered into a collaboration with Ipsen to enable us to capitalize on the potential opportunity of cabozantinib in advanced RCC and potentially other indications, if approved by the EMA and elsewhere internationally outside of the U.S., Canada, and Japan. As a result, we now rely heavily upon Ipsen’s regulatory, commercial, medical affairs, and other expertise and resources. If Ipsen is unable to, or does not invest the resources necessary to, obtain regulatory approvals for cabozantinib in the European Union and elsewhere; or, if Ipsen is not able to, or does not invest the resources necessary to, successfully commercialize cabozantinib in those international territories where it is approved, this will minimize our potential revenue under the collaboration agreement, thus resulting in harm to our business and operations.
Our longer-term prospects remain dependent on cabozantinib’s further clinical development and commercial success in additional indications beyond advanced RCC.*

We are dedicating substantially all of our proprietary resources to developing cabozantinib into a broad and significant oncology franchise. Even following the approval of CABOMETYX for the treatment of advanced RCC in the United States and assuming cabozantinib’s approval in the European Union for the same indication, our longer-term success remains contingent upon, among other things, successful clinical development, regulatory approval and market acceptance of cabozantinib in additional indications, such as advanced HCC, first-line RCC, NSCLC, and other forms of cancer. In 2014, the failure of COMET-1 and COMET-2, our two phase 3 pivotal trials of cabozantinib in mCRPC, to meet their respective primary endpoints negatively impacted our ability to achieve our development and commercialization goals for cabozantinib in prostate cancer. The failure in mCRPC demonstrates that cabozantinib will not likely be successful in all future clinical trials. Should we prove unsuccessful in the further development of cabozantinib beyond MTC or advanced RCC, our longer-term prospects, revenues and financial condition would be materially adversely affected. With top-line results from CELESTIAL, our phase 3 pivotal trial comparing cabozantinib to placebo in patients with advanced HCC, expected in 2017, the successful development of cabozantinib in advanced HCC is important to our long-term success.
We are heavily dependent on our partner, Genentech (a member of the Roche group), for the successful development and commercialization of cobimetinib.*
            The terms of our collaboration agreement with Genentech provide them with exclusive authority over the global development and commercialization plans for cobimetinib and the execution of those plans. We have no effective influence over those plans and are heavily dependent on Genentech’s decision making. The collaboration agreement provides that we are entitled to an initial equal share of U.S. profits and losses for cobimetinib, with our share decreasing as sales increase. We are also entitled to low double-digit royalties on ex-U.S. net sales of cobimetinib. In both cases, we are heavily dependent on Genentech’s internal accounting procedures for determining how much, if any, profit we may derive from the collaboration. To date, we believe Genentech’s pricing of, and cost and revenue allocations for, COTELLIC, as determined exclusively by Genentech, have been contrary to the applicable terms of the collaboration agreement. We raised this concern with Genentech, along with other material concerns regarding Genentech’s performance under the collaboration agreement, but were unable to come to resolution on any of these issues. Accordingly, on June 3, 2016, following a 30 day dispute resolution period, we filed a demand for arbitration asserting claims against Genentech related to its clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the United States. If we are unable to successfully resolve the dispute with Genentech, our business, operating results and financial condition could be adversely affected.
We are also heavily dependent upon Genentech’s leadership and expertise to develop cobimetinib further. Any significant changes to Genentech’s business strategy and priorities, over which we have no control, could adversely affect Genentech’s willingness or ability to complete their obligations under our collaboration agreement and result in harm to our business and operations. Genentech has complete financial responsibility for cobimetinib’s development program and regulatory strategy, and we are not able to control the amount or timing of resources that Genentech will devote to the product. Of particular significance are Genentech’s development efforts with respect to the combination of cobimetinib with immuno-oncology agents, a promising and competitive area of clinical research. While Genentech recently initiated a phase 3 pivotal trial combining cobimetinib with its anti-PD-L1 antibody atezolizumab, we are dependent on Genentech for all future development of cobimetinib in combination with atezolizumab or any other immuno-oncology agents. Regardless of Genentech’s efforts toward the further development of cobimetinib, such additional clinical investigation may not provide positive results supporting product label expansions or approval in additional indications.
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
If we are unable to maintain or scale adequate sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to do so, we may be unable to commercialize cabozantinib successfully.*
We have designed our commercial organization and strategic commercial approach to maintain flexibility in response to market opportunities. In connection with the FDA’s approval of CABOMETYX for the treatment of patients with advanced RCC, we increased our sales, marketing, market access and distribution capabilities. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate and may have an adverse impact on our results of operations. We expect to be able to scale up our commercialization capabilities quickly if additional indications for cabozantinib are approved in the future, or to scale down, if necessary. Our ex-US distribution arrangements with Sobi are also right-sized for the European Union MTC opportunity and retain strategic flexibility. Overall, we believe the design of our commercial organization, and our strategic commercial approach, are efficient, taking advantage of outsourcing options where prudent to maximize the effectiveness of our commercial expenditures.
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
We currently rely on a single third party logistics provider to handle shipping and warehousing for our commercial supply of both CABOMETYX and COMETRIQ. While we have expanded our U.S. distribution and pharmacy channels in connection with the approval of CABOMETYX by the FDA for the treatment of patients with advanced RCC in the United States, we still rely on a single specialty pharmacy to dispense COMETRIQ to patients in fulfillment of prescriptions in the United States. Outside the U.S., we currently rely on a third party, Sobi, to distribute and commercialize COMETRIQ for the approved MTC indications primarily in the European Union, but also in other countries through the named patient use, or NPU, program.
The terms of our commercialization agreement with Sobi provide us with the ability to terminate the agreement at will upon payment of certain pre-determined termination fees. In connection with the establishment of our collaboration with Ipsen, we provided Sobi with notice of termination and following a transition period expected to conclude in 2016, Ipsen will become responsible for the continued distribution and commercialization of COMETRIQ for the approved MTC indications in territories currently supported by Sobi and potentially other countries in the event that COMETRIQ is approved for commercial sale in such territories, as well as access and distribution activities for COMETRIQ under our NPU program.
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
The immediate competition we face from Bristol-Myers Squibb’s nivolumab is particularly significant. Nivolumab was approved for the treatment of advanced RCC on November 23, 2015, following a rapid review by the FDA. That approval was based in large part on the results of Bristol-Myers Squibb’s phase 3 trial comparing nivolumab to everolimus in patients who had received previous antiangiogenic therapy for advanced RCC (Checkmate 025), in which nivolumab met its primary endpoint of showing a statistically-significant improvement in OS over everolimus, a current standard of care for the treatment of second line RCC patients. Nivolumab failed to demonstrate a statistically-significant PFS benefit over everolimus. Nivolumab also demonstrated an acceptable safety profile. Based on publicly available information, it appears nivolumab is being rapidly adopted by physicians for the treatment of advanced RCC.
We believe that the principal competing anti-cancer therapy to COMETRIQ in progressive, metastatic MTC is Genzyme’s RET, VEGFR and EGFR inhibitor vandetanib, which has been approved by the FDA and the EMA for the treatment of symptomatic or progressive MTC in patients with unresectable, locally advanced, or metastatic disease. On October 21, 2015, AstraZeneca announced the global completion of the sale of vandetanib to Genzyme, a Sanofi company. We anticipate the potential for increased competition for COMETRIQ in progressive, metastatic MTC as a result of the consolidation of vandetanib into Genzyme’s endocrinology portfolio and the company’s rare disease expertise. In addition, we believe that COMETRIQ also faces competition as a treatment for progressive, metastatic MTC from off-label use of Bayer’s and Onyx Pharmaceuticals’ (a wholly-owned subsidiary of Amgen) multikinase inhibitor sorafenib, Pfizer’s multikinase inhibitor sunitinib, Ariad Pharmaceutical’s multikinase inhibitor ponatinib, Novartis’ multikinase inhibitor pazopanib, and Eisai’s multikinase inhibitor lenvatinib.
Should cabozantinib be approved for the treatment of HCC, the other indication for which we have an ongoing phase 3 pivotal trial, we believe its principal competition may include Bayer’s and Onyx Pharmaceuticals’ sorafenib, Bayer’s regorafenib, ArQule’s tivantinib, Eisai’s lenvatinib, Bristol-Myers Squibb’s nivolumab and Merck’s pembrolizumab. In particular, Bayer recently announced positive results from a Phase 3 trial that compared regorafenib to placebo in the same HCC patient population that is being enrolled in our Phase 3 trial.
Examples of potential competition for cabozantinib in other cancer indications include: other VEGF pathway inhibitors, including Genentech’s bevacizumab; other RET inhibitors including Eisai’s lenvatinib and Ariad’s ponatinib; and other MET inhibitors, including Amgen’s AMG 208, Pfizer’s crizotinib, ArQule’s tivantinib, and Mirati’s MGCD265; and immunotherapies such as Bristol-Myers Squibb’s ipilimumab and nivolimab, Merck’s pembrolizumab and Roche’s atezolizumab.
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
We lack the manufacturing capabilities necessary to enable us to produce cabozantinib for clinical development or for commercial sale and rely on third parties to do so, which subjects us to various risks.*
We do not have the manufacturing capabilities necessary to enable us to produce materials for our clinical trials or for commercial sale of cabozantinib in either its capsule formulation or tablet formulation, and rely on third party contractors to do so. These third parties must comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices and the European Commission’s Guidelines on Good Distribution Practice. Our current and anticipated future dependence upon these third parties may adversely affect our future profit margins and our ability to develop and commercialize cabozantinib on a timely and competitive basis. These third parties may not be able to produce material on a timely basis or manufacture material at the quality or in the quantity required to meet our development and commercial timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third party manufacturing and supply arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third party manufacturers and suppliers could terminate or decline to renew our manufacturing and supply arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our clinical trials and commercialization efforts may be delayed or otherwise adversely affected. This risk is especially acute during the current period as we continue to ramp up production of CABOMETYX for the treatment of patients advanced RCC in the United States.
Furthermore, if we are required to enter into new manufacturing or supply arrangements, we may not be able to obtain approval from the FDA of any alternate manufacturer or supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of cabozantinib. Failure of our third party manufacturers or suppliers or us to obtain approval from the FDA or to comply with applicable regulations could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of cabozantinib, injunctions, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, any of which could have a significant adverse effect on our business. Our third party manufacturers are subject to routine regulatory inspections. Failure of our third party manufacturers to meet these appropriate standards and/or perform manufacturing as required could result in a batch not passing quality inspection or meeting regulatory approval. This could result in product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could have also a significant adverse effect on our business.

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

•
fund the portion of U.S. sales and marketing costs for cobimetinib that we are obligated to fund under our collaboration with Genentech (a member of the Roche Group), or any similar costs we are obligated to fund under collaborations we may enter into in the future.

As of June 30, 2016, we had $384.0 million in cash and investments, which included $298.2 million available for operations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $4.2 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. Our capital requirements will depend on many factors including but not limited to:

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

•
the outcome of our arbitration demand asserting claims against Genentech related to its clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the United States;

•
the speed of a potential regulatory approval of cabozantinib for the treatment of advanced RCC in the European Union, following the CHMP’s positive opinion, and in other indications both in the United States and abroad;

•	future clinical trial results, notably the results from CELESTIAL, our phase 3 pivotal trial in patients with advanced HCC;

•	the outcome of discussions with regulatory authorities regarding the development and submission strategy for cabozantinib as a treatment of previously untreated advanced RCC;

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

•	repayment of our term loan from Silicon Valley Bank, which had an outstanding balance at June 30, 2016, of $80.0 million and is due in May 2017;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the cost of clinical drug supply for our clinical trials;

•	trends and developments in the pricing of oncologic therapeutics in the United States and abroad, especially in the European Union;

•	scientific developments in the market for oncologic therapeutics and the timing of regulatory approvals for competing oncologic therapies; and

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*
We have incurred net losses since inception through June 30, 2016, with the exception of the 2011 fiscal year. We anticipate annual net losses for the foreseeable future. For the six months ended June 30, 2016, we incurred a net loss of $98.4 million and as of June 30, 2016, we had an accumulated deficit of $2.0 billion. These losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Excluding fiscal 2011, our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
Since the launch of our first commercial product in January 2013, through June 30, 2016, we have generated an aggregate of $115.0 million in net product revenues. Other than sales of CABOMETYX and COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on royalties, license fees, the achievement of milestones, and research funding we earn from any products developed from the collaborative research.
The amount of our net losses will depend, in part, on: the level of sales of CABOMETYX in the U.S. for the treatment of advanced renal cell carcinoma (“RCC”); our sales of COMETRIQ; achievement of clinical, regulatory and commercial milestones and the amount of royalties, if any, from sales of cabozantinib under our collaboration with Ipsen; our share of the net profits and losses for the commercialization of COTELLIC in the U.S. under our collaboration with Genentech (a member of the Roche group); the amount of royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech; other license and contract revenues; and, the level of our expenses, primarily with respect to expanded commercialization activities for cabozantinib.
Our significant level of indebtedness could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.
We have significant indebtedness and substantial debt service requirements as a result of the Deerfield Notes, our loan and security agreement with Silicon Valley Bank and the 2019 Notes. As of June 30, 2016, our total consolidated indebtedness through maturity was $492.5 million (excluding trade payables). We may also incur additional indebtedness to meet future financing needs. If we incur additional indebtedness, it would increase our interest expense, leverage and operating and financial costs.
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
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this report we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since June 30, 2016, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.
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

•
disputes may arise between us and our collaborators that result in the delay or termination of the research, development or commercialization of our drug candidates, or that diminish or delay receipt of the economic benefits we are entitled to receive under the collaboration, or that result in costly litigation or arbitration that diverts management’s attention and resources, such as the demand for arbitration we filed on June 3, 2016 asserting claims against Genentech for breaches of the collaboration agreement connected with its clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the United States;

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

•	the commercial success of both CABOMETYX and COMETRIQ and the revenues we generate from those approved products;

•	customer ordering patterns for CABOMETYX and COMETRIQ, which may vary significantly from period to period;

•	the overall level of demand for CABOMETYX and COMETRIQ, including the impact of any competitive products and the duration of therapy for patients receiving CABOMETYX or COMETRIQ;

•	costs associated with maintaining our expanded sales, marketing, medical affairs and distribution capabilities for CABOMETYX in advanced RCC and COMETRIQ in the approved MTC indications;

•	the achievement of stated regulatory and commercial milestones, under our collaboration with Ipsen;

•	the outcome of our arbitration with Genentech regarding COTELLIC;

•	the progress and scope of other development and commercialization activities for cabozantinib and our other compounds;

•	future clinical trial results, notably the results from CELESTIAL, our phase 3 pivotal trial in patients with advanced HCC;

•	the inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;

•	recognition of upfront licensing or other fees or revenues;

•	payments of non-refundable upfront or licensing fees, or payment for cost-sharing expenses, to third parties;

•	the success rate of our efforts leading to milestone payments and royalties;

•	the introduction of new technologies or products by our competitors;

•	the timing and willingness of collaborators to further develop or, if approved, commercialize our product candidates out-licensed to them;

•	the termination or non-renewal of existing collaborations or third party vendor relationships;

•	regulatory actions with respect to our product candidates and any approved products or our competitors’ products;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	the timing and amount of expenses incurred for clinical development and manufacturing of cabozantinib;

•	adjustments to expenses accrued in prior periods based on management’s estimates after the actual level of activity relating to such expenses becomes more certain;

•	the impairment of acquired goodwill and other assets;

•	additions and departures of key personnel;

•	general and industry-specific economic conditions that may affect our or our collaborators’ research and development expenditures; and

•	other factors described in this “Risk Factors” section.
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

•	actions taken by regulatory agencies with respect to cabozantinib or our clinical trials for cabozantinib;

•	the announcement of new products by our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	developments in our relationships with our collaborators, including the termination or modification of our agreements;

•	conflicts or litigation with our collaborators, including the outcome of our arbitration with Genentech regarding COTELLIC;

•	litigation, including intellectual property infringement and product liability lawsuits, involving us;

•	failure to achieve operating results projected by securities analysts;

•	changes in earnings estimates or recommendations by securities analysts;

•	financing transactions;

•	developments in the biotechnology, biopharmaceutical or pharmaceutical industry;

•	sales of large blocks of our common stock or sales of our common stock by our executive officers, directors and significant stockholders;

•	departures of key personnel or board members;

•	FDA or international regulatory actions;

•	third-party coverage and reimbursement policies;

•	disposition of any of our technologies or compounds; and

•	general market, economic and political conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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
The accounting method for convertible debt securities that may be settled in cash, such as the 2019 Notes, could have a material effect on our reported financial results.*
Under Accounting Standards Codification, or ASC, Subtopic 470-20, issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. As a result of the application of ASC 470-20, we recognized $143.2 million as the initial debt discount with a corresponding increase to paid-in capital, the equity component, for the 2019 Notes. We will be required to record the amortization of this debt discount over the terms of the 2019 Notes, which may adversely affect our reported or future financial results and the market price of our common stock. In addition, under certain circumstances, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2019 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Finally, we use the if-converted method to compute earnings per share, which could be more dilutive than using the treasury stock method.
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

EXELIXIS, INC.

August 3, 2016	/s/ CHRISTOPHER J. SENNER
Date	Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Certificate of Ownership and Merger Merging X-Ceptor Therapeutics, Inc. with and into Exelixis, Inc.	8-K	000-30235	3.1	10/15/2014
3.5	Certificate of Change of Registered Agent and/or Registered Office of Exelixis, Inc.	8-K	000-30235	3.2	10/15/2014
3.6	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011
4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	4/7/2000
4.2	Amended and Restated Secured Convertible Note dated July 1, 2015 in favor of Deerfield Partners, L.P.	10-Q	000-30235	4.2	8/11/2015
4.3	Amended and Restated Secured Convertible Note dated July 1, 2015 in favor of Deerfield International Master Fund, L.P.	10-Q	000-30235	4.3	8/11/2015
4.4	Registration Rights Agreement dated January 22, 2014 by and among Exelixis, Inc., Deerfield Partners, L.P. and Deerfield International Master Fund, L.P.	8-K	000-30235	4.2	1/22/2014
4.5	Form of Warrant to Purchase Common Stock of Exelixis, Inc. issued to OTA LLC	10-Q	000-30235	4.5	11/10/2015
4.6	Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.1	8/14/2012
4.7	First Supplemental Indenture dated August 14, 2012 to Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.2	8/14/2012
4.8	Form of 4.25% Convertible Senior Subordinated Note due 2019	8-K	000-30235	4.2 (Exhibit A)	8/14/2012
10.1	Exelixis, Inc. 2000 Employee Stock Purchase Plan, as amended and restated	DEF 14A	000-30235	Appendix A	4/13/2016

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.2*
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

*	Confidential treatment requested for certain portions of this exhibit.