Form 10-Q/A
period 2016-04-01
EXELIXIS, INC.
filed 2016-09-30
CIK 939767

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

EXPLANATORY NOTE

Exelixis, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2016 (the “Form 10-Q”) as an exhibit-only filing in response to comments received from the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibits 10.3 and 10.4 originally filed with the Form 10-Q. This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed solely to re-file Exhibits 10.3 and 10.4. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.
Except as described above, this Amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIXIS, INC.

September 30, 2016	/s/ CHRISTOPHER J. SENNER
Date	Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10-Q/A

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.3*	Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS					X
10.4*	Supply Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS					X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

*	Confidential treatment requested for certain portions of this exhibit.