Form 10-Q
period 2016-09-30
EXELIXIS, INC.
filed 2016-11-03
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2016, there were 286,455,917 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,219	$141,634
Short-term investments	208,462	25,426
Trade and other receivables	91,207	5,183
Inventory	3,292	2,616
Prepaid expenses and other current assets	7,148	3,806
Total current assets	421,328	178,665
Long-term investments	55,817	83,600
Long-term restricted cash and investments	4,150	2,650
Property and equipment, net	1,737	1,434
Goodwill	63,684	63,684
Other long-term assets	1,774	2,309
Total assets	$548,490	$332,342
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,965	$6,401
Accrued collaboration liability	18,710	10,938
Accrued compensation and benefits	15,986	3,629
Accrued clinical trial liabilities	14,887	18,071
Current portion of convertible notes	29,365	—
Current portion of term loan payable	80,000	—
Current portion of deferred revenue	18,939	—
Other accrued liabilities	19,791	13,212
Total current liabilities	201,643	52,251
Long-term portion of convertible notes	81,493	337,937
Long-term portion of term loan payable	—	80,000
Long-term portion of deferred revenue	232,573	—
Other long-term liabilities	759	2,960
Total liabilities	516,468	473,148
Commitments
Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding: 286,123,166 and 227,960,943 shares at September 30, 2016 and December 31, 2015, respectively	286	228
Additional paid-in capital	2,050,086	1,772,123
Accumulated other comprehensive loss	(80)	(232)
Accumulated deficit	(2,018,270)	(1,912,925)
Total stockholders’ equity (deficit)	32,022	(140,806)
Total liabilities and stockholders’ equity (deficit)	$548,490	$332,342

*	The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Net product revenues	$42,742	$6,854	$83,459	$24,234
Royalty, license and contract revenues	19,452	3,000	30,414	3,000
Total revenues	62,194	9,854	113,873	27,234
Operating expenses:
Cost of goods sold	2,455	1,420	4,700	2,872
Research and development	20,256	26,091	72,166	72,879
Selling, general and administrative	32,463	17,842	103,143	40,162
Restructuring (recovery) charge	(244)	282	871	1,142
Total operating expenses	54,930	45,635	180,880	117,055
Income (loss) from operations	7,264	(35,781)	(67,007)	(89,821)
Other income (expense), net:
Interest income and other, net	3,059	276	4,010	146
Interest expense	(7,834)	(10,037)	(28,575)	(30,501)
Loss on extinguishment of debt	(13,773)	—	(13,773)	—
Total other income (expense), net	(18,548)	(9,761)	(38,338)	(30,355)
Net loss	$(11,284)	$(45,542)	$(105,345)	$(120,176)
Net loss per share, basic and diluted	$(0.04)	$(0.21)	$(0.44)	$(0.59)
Shares used in computing basic and diluted net loss per share	256,319	217,587	238,024	203,153
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(11,284)	$(45,542)	$(105,345)	$(120,176)
Other comprehensive income (loss) (1)	(209)	133	152	80
Comprehensive loss	$(11,493)	$(45,409)	$(105,193)	$(120,096)
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

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(105,345)	$(120,176)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	754	1,063
Stock-based compensation expense	18,346	15,420
Accretion of debt discount and debt issuance costs	8,295	14,274
Accrual of interest paid in kind	5,939	1,890
Gain on sale of equity investment	(2,494)	(95)
Loss on extinguishment of debt	13,773	—
Change in the fair value of warrants	—	549
Other	(1,381)	1,338
Changes in assets and liabilities:
Trade and other receivables	(85,923)	1,034
Inventory	(676)	259
Prepaid expenses and other current assets	(3,342)	(1,940)
Other long term assets	535	1,832
Accounts payable, accrued compensation and benefits, and other accrued liabilities	18,816	(14,293)
Accrued collaboration liability	7,772	8,400
Clinical trial liabilities	(3,184)	(11,757)
Deferred revenue	251,512	(2,583)
Other long-term liabilities	(815)	(1,367)
Net cash provided by (used in) operating activities	122,582	(106,152)
Cash flows from investing activities:
Purchases of property and equipment	(1,116)	(114)
Proceeds from sale of property and equipment	92	1,300
Proceeds from sale of equity investments	2,494	95
Proceeds from maturities of restricted cash and investments	2,650	16,754
Purchase of restricted cash and investments	(4,150)	(2,616)
Proceeds from sale of investments	2,266	—
Proceeds from maturities of investments	100,635	130,341
Purchases of investments	(258,509)	(119,692)
Net cash (used in) provided by investing activities	(155,638)	26,068
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	145,651
Proceeds from exercise of stock options	9,296	3,787
Proceeds from employee stock purchase plan	479	274
Principal payments on debt	—	(4,381)
Payments on conversion of convertible notes	(7,134)	—
Net cash provided by financing activities	2,641	145,331
Net (decrease) increase in cash and cash equivalents	(30,415)	65,247
Cash and cash equivalents at beginning of period	141,634	80,395
Cash and cash equivalents at end of period	$111,219	$145,642
Supplemental cash flow disclosure - non-cash financing activity:
Issuance of common stock in settlement of convertible notes	$285,308	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biopharmaceutical company committed to the discovery, development and commercialization of new medicines that will improve care and outcomes for people with cancer. Since its founding in 1994, three products discovered at Exelixis have progressed through clinical development, received regulatory approval, and entered the commercial marketplace. This portfolio includes two products derived from cabozantinib, an inhibitor of multiple tyrosine kinases including MET, AXL, and VEGF receptors. They are CABOMETYX™ tablets for the treatment of advanced kidney cancer and COMETRIQ® capsules for the treatment of certain forms of thyroid cancer, each approved both in the United States and European Union. The third product is COTELLIC®, a product derived from cobimetinib, a selective inhibitor of MEK, marketed under a collaboration with Roche and Genentech (a member of the Roche Group) that has been approved in combination with ZELBORAF® (vemurafenib) to treat advanced melanoma in several major territories, including the United States and European Union.
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
We adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2016 will end on December 30, 2016, and fiscal year 2015, ended on January 1, 2016. For convenience, references in this report as of and for the fiscal periods ended September 30, 2016, and October 2, 2015, and as of and for the fiscal years ended December 30, 2016 and January 1, 2016, are indicated as being as of and for the periods ended September 30, 2016, September 30, 2015, and the years ended December 31, 2016, and December 31, 2015, respectively.
Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the SEC on February 29, 2016.
Correction of an Immaterial Error
During the third quarter of 2016, we identified errors in the Consolidated Balance Sheets and Consolidated Statements of Operations, Comprehensive Loss and Cash Flows for 2015, 2014, 2013, and 2012, and in the unaudited interim Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, Comprehensive Loss and Cash Flows for all prior interim fiscal periods from September 30, 2012 through June 30, 2016. Specifically, in 2012 we incorrectly calculated 1) the allocation between Additional paid-in capital and Convertible notes of the $287.5 million aggregate principal amount from our 4.25% Convertible Subordinated Notes due 2019 (“2019 Notes”); and 2) the amortization of the debt discount associated with the 2019 Notes during 2012 and all subsequent periods.
Having evaluated the materiality of these errors from a quantitative and qualitative perspective, management has concluded that although the accumulation of these errors was significant to the three and nine months ended September 30, 2016, the correction of these errors would not be material to any individual prior period, and did not have an effect on the trend of financial results, taking into account the requirements of the SEC Staff Accounting Bulletin No. 99, Materiality and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Because management has concluded that these errors are not material, we will correct them prospectively when the consolidated balance sheets, statements of operations, comprehensive loss and cash flows for such periods are included in future filings.
Following are the amounts (in thousands, except per share amounts) that should have been reported for the affected line items of the statements of operations, statements of comprehensive loss and statements of cash flows:

	Three months ended September 30, 2015	Nine months ended September 30, 2015	Year ended December 31,
			2015	2014	2013	2012
Statements of Operations:
Interest expense, overstated by $2,022, $5,920, $7,993, $7,245, $6,568, $2,310 for the three and nine months ended September 30, 2015 and the years ended December 31, 2015, 2014, 2013 and 2012, respectively	$(10,037)	$(30,501)	$(40,680)	$(41,362)	$(38,779)	$(24,778)
Total other income (expense), net, overstated by $2,022, $5,920, $7,993, $7,245, $6,568, $2,310 for the three and nine months ended September 30, 2015 and the years ended December 31, 2015, 2014, 2013 and 2012, respectively	$(9,761)	$(30,355)	$(40,268)	$(37,021)	$(37,556)	$(22,792)
Net loss, overstated by $2,022, $5,920, $7,993, $7,245, $6,568, $2,310 for the three and nine months ended September 30, 2015 and the years ended December 31, 2015, 2014, 2013 and 2012, respectively	$(45,542)	$(120,176)	$(161,744)	$(261,297)	$(238,192)	$(145,335)
Net loss per share, basic and diluted, overstated by $0.01, $0.03, $0.04, $0.04, $0.04, $0.01 for the three and nine months ended September 30, 2015 and the years ended December 31, 2015, 2014, 2013 and 2012, respectively	$(0.21)	$(0.59)	$(0.77)	$(1.34)	$(1.29)	$(0.91)
Statements of Comprehensive Loss:
Comprehensive loss, overstated by $2,022, $5,920, $7,993, $7,245, $6,568, $2,310 for the three and nine months ended September 30, 2015 and the years ended December 31, 2015, 2014, 2013 and 2012, respectively	$(45,409)	$(120,096)	$(161,855)	$(261,564)	$(237,954)	$(145,289)
Statements of Cash Flows(1):
Net loss, overstated by $5,920, $7,993, $7,245, $6,568, $2,310 for the nine months ended September 30, 2015 and the years ended December 31, 2015, 2014, 2013 and 2012, respectively	Not reported	$(120,176)	$(161,744)	$(261,297)	$(238,192)	$(145,335)
Accretion of debt discount and debt issuance costs, overstated by $5,920, $7,993, $7,245, $6,568, $2,310 for the nine months ended September 30, 2015 and the years ended December 31, 2015, 2014, 2013 and 2012, respectively	Not reported	$14,274	$17,041	$22,289	$19,722	$12,442

(1)	The error did not impact our net cash provided by or used in operating activities, financing activities or investing activities for any of the periods presented.

Following are the amounts (in thousands) that should have been reported for the affected line items of the balance sheets and statements of stockholders’ (deficit) equity:

	December 31,
	2015	2014	2013	2012
Balance Sheets:
Long-term portion of convertible notes, understated by $36,502, $44,494, $51,739, $58,307 as of December 31, 2015, 2014, 2013 and 2012, respectively	$337,937	$223,629	$301,550	$291,828
Liabilities, understated by $36,502, $44,494, $51,739, $58,307 as of December 31, 2015, 2014, 2013 and 2012, respectively	$473,148	$482,592	$483,452	$476,015
Additional paid-in capital, overstated by $60,618 as of all dates presented	$1,772,123	$1,591,782	$1,504,052	$1,489,727
Accumulated deficit, overstated by $24,116, $16,124, $8,879, $2,310 as of December 31, 2015, 2014, 2013 and 2012, respectively	$(1,912,925)	$(1,751,180)	$(1,489,883)	$(1,251,692)
Stockholders’ (deficit) equity, misstated by $36,502, $44,494, $51,739, $58,307 as of December 31, 2015, 2014, 2013 and 2012, respectively	$(140,806)	$(159,323)	$14,499	$238,127
Statements of Stockholders’ (Deficit) Equity:
Net loss, overstated by $7,993, $7,245, $6,568, $2,310 for the years ended December 31, 2015, 2014, 2013 and 2012, respectively	$(161,744)	$(261,297)	$(238,192)	$(145,335)
Additional paid-in capital, overstated by $60,618 as of all dates presented	$1,772,123	$1,591,782	$1,504,052	$1,489,727
Accumulated deficit, overstated by $24,116, $16,124, $8,879, $2,310 as of December 31, 2015, 2014, 2013 and 2012, respectively	$(1,912,925)	$(1,751,180)	$(1,489,883)	$(1,251,692)
Stockholders’ (deficit) equity, misstated by $36,502, $44,494, $51,739, $58,307 as of December 31, 2015, 2014, 2013 and 2012, respectively	$(140,806)	$(159,323)	$14,499	$238,127
These errors did not affect any other caption or total in our unaudited condensed or annual consolidated financial statements.
Segment Information
We operate as a single reportable segment.
Use of Estimates
The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States that requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, including for deductions from revenues (such as rebates, chargebacks, sales returns and sales allowances) and the period of performance, identification of deliverables and evaluation of milestones with respect to our collaborations, recoverability of inventory, certain accrued liabilities including clinical trial and collaboration liability accruals, the valuation of the debt and equity components of our convertible debt and share-based compensation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Limited Sources of Revenues and the Need to Raise Additional Capital
We have incurred net losses since inception through September 30, 2016, with the exception of the 2011 fiscal year. For the nine months ended September 30, 2016, we incurred a net loss of $105.3 million and as of September 30, 2016, we had an accumulated deficit of $2.0 billion. These losses have had an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable. Excluding fiscal 2011, our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. In addition, we are evaluating the expansion of our pipeline through drug discovery and corporate development activities. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
Other than sales of CABOMETYX and COMETRIQ, which have totaled $157.7 million in net product revenues since the first commercial launch in January 2013, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on royalties, license fees, the achievement of milestones, and research funding we earn from any products developed from the collaborative research.
The amount of our net losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the United States; achievement of clinical, regulatory and commercial milestones and the amount of royalties, if any, from sales of CABOMETYX and COMETRIQ under our collaboration with Ipsen Pharma SAS (“Ipsen”); our share of the net profits and losses for the commercialization of COTELLIC in the U.S. under our collaboration with Genentech (a member of the Roche group); the amount of royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech; other license and contract revenues; and, the level of our expenses, including commercialization activities for cabozantinib and any pipeline expansion efforts.
As of September 30, 2016, we had $379.6 million in cash and investments, which included $293.8 million available for operations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $4.2 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate.
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
Net Product Revenues
We recognize revenue when it is both realized or realizable and earned, meaning persuasive evidence of an arrangement exists, delivery has occurred, title has transferred, the price is fixed or determinable, there are no remaining customer acceptance requirements, and collectability of the resulting receivable is reasonably assured. For product sales in the United States, this generally occurs upon delivery of the product to a specialty pharmacy or distributor. For product sales to our distribution partner, Swedish Orphan Biovitrum (“Sobi”), this generally occurs when Sobi has accepted the product. For product sales to our collaboration partner Ipsen, this generally occurs upon delivery.
In the United States, we sell our products, CABOMETYX and COMETRIQ, to specialty pharmacies and distributors that benefit from customer incentives and have a right of return under certain circumstances. Prior to 2015, COMETRIQ had limited sales history and we could not reliably estimate expected future returns, discounts and rebates of the product at the time the product was sold to a single specialty pharmacy, therefore we recognized revenue when the specialty pharmacy provided the product to a patient based on the fulfillment of a prescription. This is frequently referred to as the “sell-through” revenue recognition model. In January 2015, we established that we had sufficient historical experience and data to reasonably estimate expected future returns of COMETRIQ and the discounts and rebates due to payors at the time of shipment to the specialty pharmacy. Accordingly, beginning in January 2015 we began to recognize revenue upon delivery to the specialty pharmacy. This approach is frequently referred to as the “sell-in” revenue recognition model. In connection with the change in the timing of recognition of U.S. COMETRIQ sales, we recorded a one-time adjustment to recognize revenue that had previously been deferred under the “sell-through” revenue recognition model, resulting in the additional recognition of gross product revenues of $2.6 million for the nine months ended September 30, 2015; there were no such additional amounts recorded during the comparable period in 2016.

In determining discounts and allowances for the initial launch and sale of CABOMETYX, in addition to using payer data received from the specialty pharmacies and distributors that sell CABOMETYX and historical data for COMETRIQ, we also utilized claims data from third party sources for competitor products for the treatment of advanced renal cell carcinoma (“RCC”). Based in part on the availability of this third party data, we made the determination that we had sufficient experience and data to reasonably estimate expected future returns and the discounts and allowances due to payers at the time of shipment to the specialty pharmacy or distributor, and therefore record revenue for the product using the “sell-in” revenue recognition model. Net product revenues during the nine months ended September 30, 2016 were impacted by the build of channel inventory related to the initial launch period for CABOMETYX.
We also utilize the “sell-in” revenue recognition model for product sales to Sobi for all periods presented. Once Sobi has accepted the product, the product is generally no longer subject to return; therefore, we record revenue at the time Sobi has accepted the product. As described further in “Note 2 - Research and Collaboration Agreements”, under the terms of our collaboration and license agreement with Ipsen for the commercialization and further development of cabozantinib, we provided Sobi with a notice of termination of our commercialization agreement for COMETRIQ which will become effective November 1, 2016. We expect to repurchase the remaining product on hand from Sobi following the termination. As of September 30, 2016, we recorded allowances for expected future returns totaling $0.4 million; there were no such allowances recorded as of December 31, 2015 or September 30, 2015.
For product sales to Ipsen, which began during the three months ended September 30, 2016, we utilize the “sell-in” revenue recognition model. Once title has transferred to Ipsen, the product is generally no longer subject to return; therefore, we record revenue at the time product is delivered.
Royalty, License and Contract Revenues
We enter into corporate collaboration and license agreements under which we may obtain upfront license fees, research funding, and contingent, milestone and royalty payments. These arrangements have multiple elements and our deliverables may include intellectual property rights, distribution rights, delivery of manufactured product, and participation on joint steering, commercial and development committees. In order to account for these arrangements, we identify the deliverables and evaluate whether the delivered elements have value to our collaboration partner on a stand-alone basis and represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver future goods or services, a right or license to use an asset, or another performance obligation. If we determine that multiple deliverables exist, the consideration is allocated to one or more units of accounting based upon the best estimate of the selling price of each deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement shall be combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue then shall be determined for those combined deliverables as a single unit of accounting. For a combined unit of accounting, non-refundable upfront fees are recognized in a manner consistent with the final deliverable, which has generally been ratably over the period of continued involvement. Amounts received in advance of performance are recorded as deferred revenue. Upfront fees are classified as license revenues in our consolidated statements of operations.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”). ASU 2014-09 will replace most existing revenue recognition guidance when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update to defer the effective date of this update by one year. ASU 2014-09, as amended, becomes effective for us in the first quarter of fiscal year 2018, but allows us to adopt the standard one year earlier if we so choose. We currently plan to adopt this accounting standard in the first quarter of fiscal year 2018. We have not yet selected a transition method and are evaluating the effect that ASU 2014-09 will have on our Consolidated Financial Statements and related disclosures.
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
In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU No. 2015-11”). ASU No. 2015-11 requires inventory measurement at the lower of cost and net realizable value. ASU No. 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted by all entities as of the beginning of an interim or annual reporting period. We are in the process of assessing the impact, if any, of ASU No. 2015-11 on our condensed consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”). ASU 2016-09 is aimed at the simplification of several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for all interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of ASU 2016-09 to have a material impact on our Consolidated Financial Statements.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing and contingent consideration payments made after a business combination. We do not expect the adoption of ASU 2016-15 to have a material impact on our Consolidated Statements of Cash Flows.
NOTE 2: RESEARCH AND COLLABORATION AGREEMENTS
Ipsen Collaboration
On February 29, 2016, we entered into a collaboration and license agreement (the “Agreement”) with Ipsen for the commercialization and further development of cabozantinib. Pursuant to the terms of the Agreement, Ipsen will have exclusive commercialization rights for current and potential future cabozantinib indications outside of the United States, Canada and Japan. We have also agreed to collaborate with Ipsen on the development of cabozantinib for current and potential future indications.
In consideration for the exclusive license and other rights contained in the Agreement, Ipsen paid us an upfront nonrefundable payment of $200.0 million in March 2016. As a result of the approval of cabozantinib by the European Medicines Agency (“EMA”) in second-line RCC in September 2016, we achieved a $60.0 million milestone which we expect to receive in November 2016. We will be eligible to receive additional development and regulatory milestones, totaling up to $240.0 million, including milestone payments of $10.0 million and $40.0 million upon the filing and the approval of cabozantinib in second-line hepatocellular carcinoma, and additional milestones for other future indications. We will also be eligible to receive two $10.0 million milestone payments upon the launch of the product in the first two of the following countries: Germany, France, Italy, Spain and the United Kingdom. The Agreement also provides that we will be eligible to receive contingent payments of up to $525.0 million associated with the achievement of specified levels of Ipsen sales to end users. We will also receive royalties on net sales of cabozantinib outside of the United States, Canada and Japan. We will receive a 2% royalty on the initial $50.0 million of net sales, and a 12% royalty on the next $100.0 million of net sales. After the initial $150.0 million of sales, we will receive a tiered royalty of 22% to 26% on annual net sales; these tiers will reset each calendar year. We are primarily responsible for funding cabozantinib related development costs for existing trials; global development costs for potential future trials will be shared between the parties, with Ipsen to reimburse us for 35% of such costs. Pursuant to the terms of the Agreement, we will remain responsible for the manufacture and supply of cabozantinib for all development and commercialization activities under the Agreement. As part of the Agreement, we entered into a supply agreement which provides that through the end of the second quarter of 2018, we will supply finished, labeled product to Ipsen for distribution in the territories outside of the United States, Canada and Japan. From the end of the second quarter of 2018 forward, we will continue to manufacture CABOMETYX tablets, while Ipsen will be responsible for packaging and labeling the product in territories where it has been approved outside of the United States, Canada and Japan, as applicable.
The Agreement contains multiple elements, and the deliverables under the Agreement consist of intellectual property licenses, delivery of products and/or materials containing cabozantinib to Ipsen for all development and commercial activities, research and development services, and participation on the joint steering and development committees (as defined in the Agreement) with Ipsen. These deliverables are non-contingent in nature. The Company determined that these deliverables do not have stand-alone value, because each one of them has value only if the Company meets its obligation to provide Ipsen with cabozantinib, which the Company deems to be the predominant deliverable under the Agreement. The Company also determined that the level of effort required of the Company to meet its obligations under the Agreement is not expected to vary significantly over the life of the Agreement. Accordingly, the Company combined these deliverables into a single unit of accounting and allocated the entire arrangement consideration to that combined unit of accounting. As a result, the upfront payment of $200.0 million, received in the first quarter of 2016 is being recognized ratably over the effective term of the Agreement, which continues through early 2030, the current estimated patent expiration of cabozantinib in the European Union. At the time we entered into the agreement, we also determined that the $60.0 million milestone we achieved upon the approval of cabozantinib by the EMA in second-line RCC was not substantive due to the relatively low degree of uncertainty and relatively low amount of effort required on our part to achieve the milestone as of the date of the Agreement; the $60.0 million was deferred as of the date of the EMA’s approval of cabozantinib in second-line RCC in September 2016, which we expect to receive in November 2016, and is being recognized ratably over the remaining term of the Agreement. We determined that the remaining development and regulatory milestones are substantive and will be recognized as revenue in the periods in which they are achieved. We consider the contingent payments due to us upon the achievement of specified sales volumes to be similar to royalty payments. Subsequent to February 29, 2016, we transferred the intellectual property rights to Ipsen, and participated in s regulatory filing activities and planning for the production, delivery and distribution of manufactured product. As a result of these activities, we began to recognize of the upfront payment under the Agreement. During the three and nine months ended September 30, 2016, we have recognized $3.8 million and $8.6 million, respectively, in license revenue under the Agreement. As of September 30, 2016, short-term and long-term deferred revenue relating to the Agreement was $18.9 million and $232.6 million, respectively.
In connection with the establishment of the Agreement with Ipsen, we provided Sobi with a notice of termination of our distribution and commercialization agreement for COMETRIQ. Effective November 1, 2016, Ipsen will become responsible for the distribution and commercialization of COMETRIQ for the approved medullary thyroid cancer indication in territories previously supported by Sobi. Pursuant to our commercialization agreement with Sobi we are required to pay a termination fee. As of September 30, 2016, we had a $2.7 million accrual for the estimated termination fee to be paid to Sobi and the related expense, which was recorded during the three months ended March 31, 2016, is included in Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016. Additionally, pursuant to our commercialization agreement with Sobi, we expect to repurchase unsold product from Sobi and have recorded a returns allowance of $0.4 million as of September 30, 2016, the related charge for which is included as a reduction to Net product revenues in the accompanying Condensed Consolidated Statements of Operations.
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
Under the terms of our collaboration agreement with Genentech for cobimetinib, we are entitled to a share of U.S. profits and losses in connection with the commercialization of cobimetinib. The profit and loss share has multiple tiers: we are entitled to 50% of profits and losses from the first $200.0 million of U.S. actual sales, decreasing to 30% of profits and losses from U.S. actual sales in excess of $400.0 million. We are entitled to low double-digit royalties on ex-U.S. net sales. In November 2013, we exercised an option under the collaboration agreement to co-promote in the United States. Following the approval of COTELLIC in the United States in November 2015, we began fielding 25% of the sales force promoting COTELLIC in combination with vemurafenib as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma.
We recorded net losses of $2.9 million and $14.8 million under the collaboration agreement during the three and nine months ended September 30, 2016, respectively, as compared to $4.3 million and $11.8 million for the comparable periods in 2015; those costs are included in Selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations. A majority of the liability for those costs which consists of commercialization expenses that Genentech has allocated to the collaboration, but are in dispute, is identified as Accrued collaboration liability on the accompanying Condensed Consolidated Balance Sheets. On June 3, 2016, we filed a Demand for Arbitration before JAMS in San Francisco, California asserting claims against Genentech related to its clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations in connection with COTELLIC’s commercialization in the United States.
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
We also recognized license revenues of $0.7 million and $1.8 million for royalties on ex-U.S. net sales of COTELLIC during the three and nine months ended September 30, 2016, respectively, based on sales amounts reported by Genentech for the preceding quarter. We recognized no such royalties during the comparable periods in 2015.
Other Collaborations
During the three and nine months ended September 30, 2016, we recognized $15.0 million in contract revenues from a milestone payment earned from Daiichi Sankyo related to its worldwide license of our compounds that modulate mineralocorticoid receptor (“MR”), including CS-3150 (an isomer of XL550). During the nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, we recognized $5.0 million, $3.0 million and $3.0 million, respectively, in contract revenues from milestone payments earned from Merck related to its worldwide license of our phosphoinositide-3 kinase-delta program.
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
For the nine months ended September 30, 2016 and 2015, we recorded a restructuring charge of $0.9 million and $1.1 million, respectively, for the restructurings. Both periods included the effect of the passage of time on our discounted cash flow computations (“accretion expense”) for the exit, in prior periods, of certain of our South San Francisco buildings. During the nine months ended September 30, 2016, the restructuring charge included $0.8 million in charges related to a tenant’s default on an existing sublease which was partially offset by a $0.1 million recovery related to a new sublease executed in July 2016. The restructuring charge for the nine months ended September 30, 2015 included $1.5 million in additional charges due to the partial termination of one of our building leases and additional facility-related charges related to the decommissioning and exit of certain buildings which was partially offset by $0.9 million in recoveries recorded in connection with the sale of excess equipment and other assets.
The total outstanding restructuring liability is included in the current and long-term portion of restructuring on the accompanying Condensed Consolidated Balance Sheets. The changes of these liabilities during the nine months ended September 30, 2016, which related primarily to facilities, are summarized in the following table (in thousands):

	2010 Restructurings	2014 Restructuring	Total
Restructuring liability as of December 31, 2015	$4,087	$503	$4,590
Restructuring charge	862	9	871
Proceeds from sale of assets	—	34	34
Cash payments, net	(3,774)	(437)	(4,211)
Other items	975	(34)	941
Restructuring liability as of September 30, 2016	$2,150	$75	$2,225
We expect to pay accrued facility charges of $2.2 million, net of cash received from our subtenants, through the end of the lease terms of the buildings, all of which end in May 2017. We expect to incur additional restructuring charges of approximately $0.1 million relating to the effect of accretion expense through to the end of the lease terms of the buildings.
NOTE 4: CASH AND INVESTMENTS
All of our cash equivalents and investments are classified as available-for-sale. The following tables summarize cash and cash equivalents, investments, and restricted cash and investments by balance sheet line item as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$111,219	$—	$—	$111,219
Short-term investments	208,412	70	(20)	208,462
Long-term investments	55,840	28	(51)	55,817
Long-term restricted cash and investments	4,150	—	—	4,150
Total cash and investments	$379,621	$98	$(71)	$379,648

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$141,634	$—	$—	$141,634
Short-term investments	25,484	5	(63)	25,426
Long-term investments	83,665	2	(67)	83,600
Long-term restricted cash and investments	2,650	—	—	2,650
Total cash and investments	$253,433	$7	$(130)	$253,310
Under our loan and security agreement with Silicon Valley Bank, we are required to maintain compensating balances on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates. The total collateral balances were $81.6 million as of both September 30, 2016 and December 31, 2015 and are reflected in our Condensed Consolidated Balance Sheets in short-term investments as of September 30, 2016 and long-term investments as of December 31, 2015; the change in classification from long-term to short-term was the result of a corresponding change in the classification for our term loan payable to Silicon Valley Bank which matures in May 2017. See “Note 7 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, for more information regarding the collateral balance requirements under our Silicon Valley Bank loan and security agreement.

The following tables summarize our cash equivalents and investments by security type as of September 30, 2016 and December 31, 2015. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$47,148	$—	$—	$47,148
Commercial paper	133,309	—	—	133,309
Corporate bonds	124,346	44	(67)	124,323
U.S. Treasury and government sponsored enterprises	61,228	54	(4)	61,278
Total investments	$366,031	$98	$(71)	$366,058

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$72,000	$—	$—	$72,000
Commercial paper	78,155	—	—	78,155
Corporate bonds	72,205	4	(118)	72,091
U.S. Treasury and government sponsored enterprises	28,434	1	(12)	28,423
Marketable equity security	16	2	—	18
Total investments	$250,810	$7	$(130)	$250,687
All of our investments are subject to a quarterly impairment review. During the nine months ended September 30, 2016 and 2015, we did not record any other-than-temporary impairment charges on our available-for-sale securities. As of September 30, 2016, there were 37 investments in an unrealized loss position with gross unrealized losses of $71,000 and an aggregate fair value of $67.3 million. The investments in an unrealized loss position comprise corporate and government sponsored enterprise bonds. The unrealized losses were not attributed to credit risk, but rather associated with the changes in interest rates. Based on the scheduled maturities of our investments, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The following table summarizes the fair value of securities classified as available-for-sale by contractual maturity as of September 30, 2016 (in thousands):

	Mature within One Year	After One Year through Two Years	Fair Value
Money market funds	$47,148	$—	$47,148
Commercial paper	133,309	—	133,309
Corporate bonds	74,661	49,662	124,323
U.S. Treasury and government sponsored enterprises	55,123	6,155	61,278
Total investments	$310,241	$55,817	$366,058
Cash is excluded from the table above.

NOTE 5. INVENTORY
Inventory consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$890	$1,037
Work in process	2,540	2,251
Finished goods	582	583
Total	4,012	3,871
Less: non-current portion included in Other assets	(720)	(1,255)
Inventory	$3,292	$2,616
We generally relieve inventory on a first-expiry, first-out basis. A portion of the manufacturing costs for inventory was incurred prior to regulatory approval of CABOMETYX and COMETRIQ and, therefore, were expensed as research and development costs when those costs were incurred, rather than capitalized as inventory. Write-downs related to excess and expiring inventory are charged to cost of goods sold. Such write-downs were $0.4 million for both the three and nine months ended September 30, 2016 as compared to $1.1 million and $0.9 million for the comparable periods in 2015. The non-current portion of inventory recorded as other assets consists of raw materials and a portion of the active pharmaceutical ingredient which is included in work in process.
NOTE 6. DEBT
The amortized carrying amount of our debt consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Convertible Senior Subordinated Notes due 2019 (“2019 Notes”)	$1,865	$235,210
Secured Convertible Notes due 2018 (“Deerfield Notes”)	108,993	102,727
Term loan payable	80,000	80,000
Total debt	190,858	417,937
Less: current portion	(109,365)	—
Long-term debt	$81,493	$417,937
Prior period balances in this Note reflect revisions due to a correction of an immaterial error with regards to the 2019 Notes. The immaterial error resulted in an overstatement of the discount on the 2019 Notes and therefore understated the amortized carrying amount of the 2019 Notes and overstated the related interest expense. See “Note 1 - Organization and Summary of Significant Accounting Policies - Correction of an Immaterial Error” for additional information on the correction of the immaterial error.
See “Note 7 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, for additional information on the terms of our debt, including a description of the conversion features of the 2019 Notes and the Deerfield Notes.
2019 Notes
In August 2012, we issued and sold $287.5 million aggregate principal amount of the 2019 Notes, for net proceeds of $277.7 million, all of which remained outstanding at December 31, 2015. The 2019 Notes bear interest at a rate of 4.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. On August 9, 2016 and August 19, 2016 we entered into separate, privately negotiated exchange agreements with certain holders of the 2019 Notes. Under the terms of the exchange agreements, the holders agreed to convert an aggregate principal amount of $239.4 million of 2019 Notes held by them in exchange for an aggregate of 45,064,456 shares of the Company’s common stock. In addition, the holders received inducements of $6.0 million which included an aggregate cash payment of $2.4 million and the forgiveness of the repayment of interest payments of $3.6 million. Further, under the terms of the indenture for the 2019 Notes, upon conversion the holders that entered into exchange agreements on August 9, 2016 were required to repay $3.6 million in interest payments that the holders of record on August 1, 2016 received on or about August 15, 2016. Under the terms of the exchange agreements, we forgave the repayment of such interest. We have included those interest payments as financing activities in our Condensed Consolidated Statement of Cash Flows. Inducements are included in the loss on extinguishment of debt.

Following the completion of the exchange transactions, on August 24, 2016, we provided public notice of the redemption of $48.1 million of the 2019 Notes, representing all remaining notes outstanding. Following a required redemption period, which ended on November 2, 2016, holders of the 2019 Notes had the option to convert their notes into shares of our common stock, plus cash in lieu of any fractional share, at a conversion rate of 188.2353 shares of common stock per $1,000 principal amount of the remaining 2019 Notes at any time before close of business on October 31, 2016. Subsequent to the announcement of the redemption of all remaining 2019 Notes outstanding, on various dates in August and September of 2016, $45.9 million of additional aggregate principal amount of 2019 Notes were converted by the holders into an aggregate of 8,640,455 shares of the Company’s common stock.
The combined issuance of 53,704,911 shares of the Company’s common stock pursuant to the conversions resulted in an increase to common stock and additional paid-in capital of $589.2 million. We recognized an additional loss on extinguishment of debt of $7.3 million, representing the difference between the total settlement consideration transferred to the holders that was attributed to the liability component of the 2019 Notes, based on the fair value of that component at the time of conversion, and the net carrying value of the liability. The remaining settlement consideration transferred was allocated to the reacquisition of the embedded conversion option and recognized as a $340.5 million reduction of additional paid-in capital. Transaction costs incurred with third parties related to the settlement of the 2019 Notes were allocated between the liability and equity components and resulted in an additional $0.5 million of loss on extinguishment of debt and a $0.7 million reduction of additional paid-in capital.
As of September 30, 2016, $2.2 million aggregate principal amount the 2019 Notes remained outstanding. Unless converted earlier, those notes will be redeemed on November 2, 2016 in cash for 100% of the principal amount thereof, plus accrued and unpaid interest.
The following is a summary of the liability component of the 2019 Notes (in thousands):

	September 30, 2016	December 31, 2015
Net carrying amount of the liability component	$1,865	$235,210
Unamortized discount of the liability component	327	52,290
Face amount of the 2019 Notes	$2,192	$287,500
The following is a summary of the interest expense for the 2019 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stated coupon interest	$1,683	$3,054	$7,793	$9,164
Amortization of debt discount and debt issuance costs	1,763	2,929	7,968	8,585
Total interest expense	$3,446	$5,983	$15,761	$17,749
The balance of unamortized fees and costs was $26,000 and $4.2 million as of September 30, 2016 and December 31, 2015, respectively, which is recorded as a reduction of the carrying amount of the 2019 Notes on the accompanying Condensed Consolidated Balance Sheets.
Deerfield Notes
As of September 30, 2016 and December 31, 2015, the outstanding principal balance on the Deerfield Notes was $109.8 million and $103.8 million, respectively, which, subject to certain limitations, is payable in cash or in stock at our discretion. Beginning on July 2, 2015, the outstanding principal amount of the Deerfield Notes bears interest at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum. Through July 1, 2015, the outstanding principal amount of the Deerfield Notes bore interest in the annual amount of $6.0 million, payable quarterly in arrears.

The following is a summary of the interest expense for the Deerfield Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stated coupon interest paid in cash	$2,031	$1,891	$5,939	$4,866
Amortization of debt discount, debt issuance costs and accrual of interest paid in kind	2,152	1,959	6,266	7,279
Total interest expense	$4,183	$3,850	$12,205	$12,145
The balance of unamortized fees and costs was $0.5 million and $0.7 million as of September 30, 2016 and December 31, 2015, respectively, which is recorded as a reduction of the carrying amount of the Deerfield Notes on the accompanying Condensed Consolidated Balance Sheets. Effective March 4, 2015, upon notification of our election to extend the maturity date to July 1, 2018, we began to amortize the remaining unamortized discount, fees and costs through July 1, 2018 using the effective interest method and an effective interest rate of 15.3%.
We were required to make an additional mandatory prepayment on the Deerfield Notes in January 2015 and 2016 equal to 15% of certain revenues from collaborative arrangements, which we refer to as Development/Commercialization Revenue, received during the prior fiscal year, subject to a maximum prepayment amount of $27.5 million. We made no such mandatory prepayments due to the fact that we received no such revenues during the fiscal year ended December 31, 2014 and Deerfield elected not to receive the mandatory prepayment in January 2016 related to development/commercialization revenue received during the year ended December 31, 2015. As a result of the extension of the maturity date of the Deerfield Notes to July 1, 2018, our obligation to make annual mandatory prepayments equal to 15% of Development/Commercialization Revenue received by us during the prior fiscal year will continue to apply in January 2017 and January 2018. However, we will only be obligated to make any such annual mandatory prepayment if the note holders provide notice to us of their election to receive the prepayment. Pursuant to this requirement, we may be required make a mandatory prepayment of $27.5 million in January 2017 as a result of the upfront payment of $200.0 million upfront nonrefundable payment received in March 2016 in consideration for the exclusive license and other rights contained in the collaboration and license agreement with Ipsen and the $5.0 million milestone payment from Merck we received in the first quarter of 2016 related to its worldwide license of our phosphoinositide-3 kinase-delta program. That portion of the Deerfield Notes is included in current liabilities. The definition of “Development/Commercialization Revenue” expressly excludes any sale or distribution of drug or pharmaceutical products in the ordinary course of our business, and any proceeds from any Intellectual Property Sale, but would include our share of the net profits from the commercialization of cobimetinib in the U.S. and the receipt of royalties from cobimetinib sales outside the U.S., if any.
NOTE 7. FAIR VALUE MEASUREMENTS
Financial Assets Measured on a Recurring Basis
The following table sets forth the fair value of our financial assets that were measured and recorded on a recurring basis as of September 30, 2016 and December 31, 2015. We did not have any Level 3 investments as of September 30, 2016 or December 31, 2015. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	September 30, 2016
	Level 1	Level 2	Total
Money market funds	$47,148	$—	$47,148
Commercial paper	—	133,309	133,309
Corporate bonds	—	124,323	124,323
U.S. Treasury and government sponsored enterprises	—	61,278	61,278
Total financial assets	$47,148	$318,910	$366,058

	December 31, 2015
	Level 1	Level 2	Total
Money market funds	$72,000	$—	$72,000
Commercial paper	—	78,155	78,155
Corporate bonds	—	72,091	72,091
U.S. Treasury and government sponsored enterprises	—	28,423	28,423
Marketable equity securities	18	—	18
Total financial assets	$72,018	$178,669	$250,687
The estimated fair value of our financial instruments that are carried at amortized cost is as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Notes	$1,865	$5,277	$235,210	$336,260
Deerfield Notes	$108,993	$110,806	$102,727	$101,096
Term loan payable	$80,000	$79,828	$80,000	$79,815
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

•
On August 24, 2016, we announced the redemption of $48.1 million of the 2019 Notes, representing all remaining 2019 Notes outstanding. As of September 30, 2016, the 2019 Notes were convertible into shares of our common stock, plus cash in lieu of any fractional share, at a conversion rate of 188.2353 shares of common stock per $1,000 principal amount of the 2019 Notes at any time before close of business on October 31, 2016. Following our issuance of the notice of redemption of the 2019 Notes, the third-party pricing source we historically used to value the 2019 Notes was no longer available. Based on the terms of the redemption and the related conversion feature, we estimated that the value of the shares issuable pursuant to a conversion by the holder approximates the fair value of the 2019 Notes, which represents a Level 3 input.

•
We estimate the fair value of our other debt instruments, where possible, using the net present value of the payments. For the term loan, we use an interest rate that is consistent with money-market rates that would have been earned on our non-interest-bearing compensating balances as our discount rate, which is a Level 2 input. For the Deerfield Notes, we used a discount rate of 15%, which we estimate as our current borrowing rate for similar debt as of September 30, 2016, which is a Level 3 input.

Financial Assets, Liabilities and Equity Measured on a Nonrecurring Basis
In connection with the conversions for our 2019 Note during the three months ended September 30, 2016, we were required to determine the fair value of the settlement consideration received by the holders and the fair value of the liability component of the 2019 Notes, as of the various settlement dates of the conversions. The following methods and assumptions were used to estimate the fair value of those financial instruments:

•
The settlement consideration comprises, in part, shares of our Common Stock. The fair value of our Common Stock was determined based on the closing market price of our Common Stock on the various settlement dates of the conversions, which are level 1 inputs;

•	The carrying value of the remaining settlement consideration, which includes cash and the forgiveness of the repayment of certain prior interest payments, approximates fair value;

•
We estimated the fair value of the liability component of the 2019 Notes using the net present value of estimated future cash flows through maturity. We used a discount rate of 9.50%, which we estimate as our current borrowing rate for straight debt as of September 30, 2016, which is a Level 3 input.

NOTE 8. STOCK-BASED COMPENSATION
We recorded and allocated employee stock-based compensation expense for our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development expense	$1,165	$6,676	$7,894	$8,049
Selling, general and administrative expense	2,438	5,350	10,452	7,371
Total employee stock-based compensation expense	$3,603	$12,026	$18,346	$15,420
We use the Black-Scholes Merton option pricing model to value our stock options. The weighted average grant-date fair value of our stock options and ESPP purchases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$8.59	$3.92	$4.31	$2.51
ESPP	$1.51	$1.26	$1.65	$0.97
The fair value of employee stock option awards and ESPP purchases was estimated using the following assumptions:

	Stock Options
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Risk-free interest rate	1.07%	1.18%	1.09%	1.20%
Dividend yield	—%	—%	—%	—%
Volatility	76%	88%	76%	93%
Expected life	4.5 years	4.6 years	4.4 years	4.5 years

	Employee Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Risk-free interest rate	0.37%	0.06%	0.39%	0.09%
Dividend yield	—%	—%	—%	—%
Volatility	63%	107%	66%	101%
Expected life	6 months	6 months	6 months	6 months
The expected life computation is based on historical exercise patterns and post-vesting termination behavior. We considered implied volatility as well as our historical volatility in developing our estimate of expected volatility.
A summary of all stock option activity for the nine months ended September 30, 2016 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	27,425,854	$4.22
Granted	3,771,250	$7.35
Exercised	(3,360,248)	$2.81
Forfeited	(307,601)	$4.67
Expired	(80,516)	$10.49
Options outstanding at September 30, 2016	27,448,739	$4.80	4.58 years	$221,332
Exercisable at September 30, 2016	20,042,258	$4.19	4.02 years	$172,458
As of September 30, 2016, a total of 574,885 shares were available for grant under our stock option plans.

As of September 30, 2016, we had $22.9 million of unrecognized compensation expense related to employee stock options that is expected to be recognized over a weighted-average period of 3.01 years.
On March 7, 2016, as a result of the FDA acceptance of our New Drug Application “NDA” submission and on April 28, 2016, as a result of the FDA’s approval of our NDA submission, the Compensation Committee of the Board of Directors of Exelixis convened to determine we had met certain performance objectives related to performance-based stock options granted to employees in 2014 and 2015. As a result of these determinations, 5,870,303 performance-based stock options vested during the nine months ended September 30, 2016 and we recorded an additional $4.1 million in stock-based compensation expense during the period related to those options. During 2015, we recorded $3.3 million in employee stock-based compensation expense related to those options.
A summary of all restricted stock unit (“RSU”) activity for the nine months ended September 30, 2016 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Awards outstanding at December 31, 2015	1,002,188	$5.16
Awarded	3,038,386	$7.38
Vested and released	(1,390,654)	$5.55
Forfeited	(30,309)	$4.77
Awards outstanding at September 30, 2016	2,619,611	$8.21	1.97 years	$33,505
As of September 30, 2016, we had $13.9 million of unrecognized compensation expense related to employee RSUs that is expected to be recognized over a weighted-average period of 3.30 years.
During the nine months ended September 30, 2016, we made a bonus payment to our employees in the form of 1,072,833 shares of fully-vested restricted stock units which had a grant date fair value of $4.5 million.
NOTE 9. NET LOSS PER SHARE
The following table sets forth a reconciliation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(11,284)	$(45,542)	$(105,345)	$(120,176)
Denominator:
Shares used in computing basic and diluted net loss per share	256,319	217,587	238,024	203,153
Net loss per share, basic and diluted	$(0.04)	$(0.21)	$(0.44)	$(0.59)
The following table sets forth potentially dilutive shares of common stock that are not included in the computation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	September 30
	2016	2015
Convertible Senior Subordinated Notes due 2019	413	54,118
Secured Convertible Notes due 2018	33,890	33,890
Outstanding stock options, unvested RSUs and ESPP contributions	30,474	31,331
Warrants	1,000	1,000
Total potentially dilutive shares	65,777	120,339
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
Trade and other receivables are unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception. As of September 30, 2016, 38%, 17%, 12% and 10% of our trade receivables are with Diplomat Specialty Pharmacy, Caremark L.L.C., Accredo Health, Incorporated and affiliates of McKesson Corporation, respectively. All of these customers pay promptly. As of September 30, 2016, we had also had other receivables for milestone payments totaling $60.0 million due from Ipsen and $15.0 million due from Daiichi Sankyo. We received the full amount due from Daiichi Sankyo subsequent to September 30, 2016 and expect to receive the payment from Ipsen in mid-November 2016 in accordance with the terms of our collaboration and license agreement with Ipsen.
All of our long-lived assets are located in the United States.
We have operations primarily in the United States, while some of our collaboration partners have headquarters outside of the United States and some of our clinical trials for cabozantinib are also conducted outside of the United States. The following table shows the percentage of revenues earned in the United States and Europe:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Percentage of revenues earned in the United States	98%	96%	98%	90%
Percentage of revenues earned in Europe	2%	4%	2%	10%
The following table sets forth the percentage of revenues recognized by customer that represent 10% or more of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Product sales:
Diplomat Specialty Pharmacy	31%	66%	41%	79%
Sobi	2%	4%	2%	10%
Collaboration agreements:
Merck	—%	30%	4%	11%
Daiichi Sankyo	24%	—%	13%	—%

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
Overview
Exelixis, Inc. is a biopharmaceutical company committed to the discovery, development and commercialization of new medicines that will improve care and outcomes for people with cancer. Since its founding in 1994, three products discovered at Exelixis have progressed through clinical development, received regulatory approval, and entered the commercial marketplace. This portfolio includes two products derived from cabozantinib, an inhibitor of multiple tyrosine kinases including MET, AXL, and VEGF receptors. They are CABOMETYX™ tablets for the treatment of advanced kidney cancer and COMETRIQ® capsules for the treatment of certain forms of thyroid cancer, each approved both in the United States and the European Union. The third product is COTELLIC®, a product derived from cobimetinib, a selective inhibitor of MEK, marketed under a collaboration with Roche and Genentech (a member of the Roche Group) that has been approved in combination with ZELBORAF® (vemurafenib) to treat advanced melanoma in several major territories, including the United States and European Union.
The approval of CABOMETYX by the United States Food and Drug Administration, or FDA, as a treatment for patients with advanced renal cell carcinoma, or RCC, who have received prior anti-angiogenic therapy was a significant milestone for us because of the substantial commercial opportunity that the advanced RCC market represents in the United States. From a financial perspective, the early strength of the launch has made the realization of our goal to drive the business to become cash flow positive is increasingly achievable, while operationally, cabozantinib’s significant commercial potential has enabled us to attract top talent and build commercial and medical affairs organizations of considerable size and strength. Having fully integrated these functions within our corporate structure, we are better equipped to support the growth of cabozantinib. Our commercial team markets the availability of CABOMETYX consistent with its FDA-approved labeling and maximizes accessibility for the patient populations for which it is indicated for treatment. Separately, our medical affairs organization engages and collaborates with clinicians and medical institutions towards a complete understanding of how cabozantinib may best be deployed in the fight against cancer. Looking to the future, the growth of our product revenue stream, as well as anticipated partnership royalty and contract revenue, and vigilant expense management, has provided us with the opportunity to begin to evaluate the expansion of our pipeline through reinvestment in drug discovery, in-licensing opportunities, and other corporate development activities.
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
On February 29, 2016, we entered into a collaboration and license agreement with Ipsen Pharma SAS, or Ipsen, focused on the further development of cabozantinib and the exclusive commercialization of current and potential future cabozantinib indications outside of the United States, Canada and Japan, if and when additional regulatory approvals are secured in those territories. A key reason we chose Ipsen as a partner was because Ipsen is established and engaged in the global distribution of oncology medicines. With the European Commission’s, or EC, approval of CABOMETYX tablets for the treatment of adult patients with advanced RCC following prior vascular endothelial growth factor (VEGF)-targeted therapy on September 9, 2016, we and our partner Ipsen are poised to capitalize on the sizable European commercial opportunity. At the same time, we are engaged in an effort to determine the most effective means to obtain cabozantinib’s approval and launch in Japan and Canada, either by partnering in those territories or potentially launching the product ourselves.
Beyond the FDA-approved indications of cabozantinib for second-line RCC and progressive, metastatic medullary thyroid carcinoma, or MTC, we are engaged in a broad development program composed of over 45 ongoing or planned clinical trials in additional tumor types, many of which are conducted through our Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute’s Cancer Therapy Evaluation Program, or NCI-CTEP, or our investigator sponsored trial program. The most notable studies at this time are our company-sponsored phase 3 trial of cabozantinib in advanced hepatocellular carcinoma, or HCC, called CELESTIAL (Cabozantinib Phase 3 Controlled Study In Hepatocellular Carcinoma) and CABOSUN, a randomized phase 2 trial comparing cabozantinib to sunitinib in the first-line treatment of intermediate- or poor-risk RCC patients. In September 2016, following the first planned interim analysis for CELESTIAL, the trial’s Independent Data Monitoring Committee, or IDMC, determined that the study should continue without modifications per the study protocol. We anticipate top-line results from CELESTIAL in 2017. The CABOSUN trial is being conducted by The Alliance for Clinical Trials in Oncology, or The Alliance, through our CRADA with NCI-CTEP. In May 2016, The Alliance informed us that CABOSUN met its primary endpoint demonstrating a statistically significant and clinically meaningful improvement of PFS compared with sunitinib. Based on these results, we plan to submit a Supplemental New Drug Application, or sNDA, for cabozantinib as a treatment for first-line advanced RCC. Additionally, results from a phase 1b trial of cabozantinib plus nivolumab alone, or in combination with ipilimumab, in patients with genitourinary tumors being conducted under our collaboration with NCI-CTEP, continue to support further investigation of cabozantinib in combination with immunotherapies to treat genitourinary and other tumors.
In addition to these advances connected with cabozantinib, significant progress continues to be made with respect to the clinical development, regulatory status and commercial potential of certain other partnered compounds. In the aggregate, these partnered compounds could be of significant value to us if their development programs progress successfully. For example, cobimetinib, a compound we out-licensed in 2006 to Genentech, was approved by the FDA on November 10, 2015, under the brand name COTELLIC, in combination with vemurafenib as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma. It was launched in the United States soon thereafter and in the United States we contribute 25% of the sales force to the commercialization effort. COTELLIC in combination with vemurafenib has also been approved and launched by Genentech in multiple other territories, including the European Union, Canada, Australia and Brazil. Cobimetinib is also being evaluated in a broad development program comprising a Phase 3 trial of cobimetinib in combination with atezolizumab in patients with colorectal carcinoma, as well as several earlier stage clinical trials investigating cobimetinib in combination with a variety of agents in multiple tumor types. Owing to disagreements over clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the United States, on June 3, 2016, we filed a demand for arbitration against Genentech, and shortly thereafter, Genentech filed a counterclaim against us. For additional information on our arbitration with Genentech please see, “- Part II - Other Information - Legal Proceedings.”
Collaborations
We have established collaborations with Ipsen for cabozantinib, Genentech (a member of the Roche group) for cobimetinib, and other collaborations with leading pharmaceutical companies including Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Sanofi, Merck (known as MSD outside of the United States and Canada), and Daiichi Sankyo Company Limited, or Daiichi Sankyo, for compounds and programs in our portfolio. Excluding our collaboration agreement with Ipsen for cabozantinib and our co-promotion agreement with Genentech, we have fully out-licensed compounds or programs to a partner for further development and commercialization under these collaborations and have no further development cost obligations under our collaborations. Under each of our collaborations, we are entitled to receive milestones and royalties or, in the case of cobimetinib, a share of profits (or losses) from commercialization.
Cabozantinib Collaboration
On February 29, 2016, we entered into a collaboration and license agreement, or the Agreement, with Ipsen for the commercialization and further development of cabozantinib. Pursuant to the terms of the Agreement, Ipsen will have exclusive commercialization rights for current and potential future cabozantinib indications outside of the United States, Canada and

Japan. We have also agreed to collaborate with Ipsen on the development of cabozantinib for current and potential future indications.
In consideration for the exclusive license and other rights contained in the Agreement, Ipsen paid us an upfront nonrefundable payment of $200.0 million in March 2016. As a result of the approval of cabozantinib by the European Medicines Agency, or EMA, in second-line RCC in September 2016, we achieved a $60.0 million milestone which we expect to receive in November 2016. We are also eligible to receive additional development and regulatory milestones, totaling up to $240.0 million, including, milestone payments of $10.0 million and $40.0 million upon the filing and the approval of cabozantinib in second-line HCC with the EMA, and additional milestones for other future indications. We will also be eligible to receive two $10.0 million milestone payments upon the launch of the product in the first two of the following countries: Germany, France, Italy, Spain and the United Kingdom. The Agreement also provides that we will be eligible to receive contingent payments of up to $525.0 million associated with the achievement of specified levels of Ipsen sales to end users. We will also receive royalties on net sales of cabozantinib outside of the United States, Canada and Japan. We will receive a 2% royalty on the initial $50.0 million of net sales, and a 12% royalty on the next $100.0 million of net sales. After the initial $150.0 million of sales, we will receive a tiered royalty of 22% to 26% on annual net sales; these tiers will reset each calendar year. We are primarily responsible for funding cabozantinib related development costs for existing trials; global development costs for potential future trials will be shared between the parties, with Ipsen to reimburse us for 35% of such costs. Pursuant to the terms of the Agreement, we will remain responsible for the manufacture and supply of cabozantinib for all development and commercialization activities under the Agreement. As part of the Agreement, we entered into a supply agreement which provides that through the end of the second quarter of 2018, we will supply finished, labeled product to Ipsen for distribution in the territories outside of the United States, Canada and Japan. From the end of the second quarter of 2018 forward, we will continue to manufacture CABOMETYX tablets, while Ipsen will be responsible for packaging and labeling the product in territories where it has been approved outside of the United States, Canada and Japan, as applicable.
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

•
Phase 1 studies of cobimetinib in combination with atezolizumab in melanoma and non-small cell lung cancer, or NSCLC, in combination with vemurafenib and atezolizumab in melanoma, and in combination with venetoclax in relapsed or refractory acute myeloid leukemia; and

•	A phase 1b study evaluating the safety, tolerability and pharmacokinetics of cobimetinib in combination with atezolizumab and bevacizumab in patients with metastatic colorectal cancer.
On the basis of encouraging anti-tumor activity and acceptable tolerability observed in the phase 1b trial combining cobimetinib, atezolizumab and vemurafenib in patients with previously untreated BRAF V600 mutation-positive advanced melanoma, a phase 3 pivotal trial, Trilogy is planned by Roche, details of which have been posted to www.ClinicalTrials.gov.
A complete listing of all ongoing trials can be found at www.ClinicalTrials.gov.
Under the terms of our collaboration agreement with Genentech for cobimetinib, we are entitled to a share of U.S. profits and losses received in connection with commercialization of cobimetinib. The profit share has multiple tiers: we are entitled to 50% of profits and losses from the first $200.0 million of U.S. actual sales, decreasing to 30% of profits and losses from U.S. actual sales in excess of $400.0 million. We are entitled to low double-digit royalties on ex-U.S. net sales. In November 2013, we exercised an option under the collaboration agreement to co-promote in the United States. Following the approval of COTELLIC in the United States in November 2015, we began fielding 25% of the sales force promoting COTELLIC in combination with vemurafenib as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma.
We believe that cobimetinib has the potential to provide us with an additional meaningful source of revenue. Our objective, therefore, is and has been to work with Genentech on the execution of the U.S. COTELLIC commercial plan in order to maximize the product’s revenue potential. However, to date, we believe Genentech’s pricing of and cost and revenue allocations for COTELLIC, as determined exclusively by Genentech, have been contrary to the applicable terms of the collaboration agreement. We raised this concern with Genentech, along with other material concerns regarding Genentech’s performance under the collaboration agreement, but were unable to come to resolution on any of these issues. Accordingly, on June 3, 2016, following a 30 day dispute resolution period, we filed a demand for arbitration asserting claims against Genentech related to its clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations in connection with COTELLIC’s commercialization in the United States, and shortly thereafter, Genentech filed a counterclaim against us.
Other Collaborations
With respect to our partnered compounds, other than cabozantinib and cobimetinib, we are eligible to receive potential contingent payments totaling approximately $3.1 billion in the aggregate on a non-risk adjusted basis, of which 8% are related to clinical development milestones, 38% are related to regulatory milestones and 54% are related to commercial milestones, all to be achieved by the various licensees, which may not be paid, if at all, until certain conditions are met.
Business Highlights for the Three Months Ended September 30, 2016 and Recent Events
Data Presented at the 2016 European Society of for Medical Oncology (ESMO) Congress
In October 2016, clinical data from cabozantinib and cobimetinib was the subject of 15 separate data presentations at the 2016 ESMO Congress, including a Presidential Symposium session covering data from CABOSUN, a randomized phase 2 trial comparing cabozantinib to sunitinib in the first-line treatment of intermediate- or poor-risk RCC patients being conducted by The Alliance through our CRADA with NCI-CTEP. CABOSUN met its primary endpoint demonstrating a statistically significant and clinically meaningful improvement of PFS compared with sunitinib. Based on these results, we plan to submit an sNDA for cabozantinib as a treatment for first-line advanced RCC. Additionally, data from a phase 1 trial of cabozantinib in combination with nivolumab in patients with previously treated genitourinary tumors and preliminary results from a phase 1b clinical trial evaluating the safety and clinical activity of the triple combination of cobimetinib, vemurafenib, and atezolizumab in patients with previously untreated BRAF V600 mutation-positive advanced melanoma were also presented in poster discussion presentations.
Initiation of Phase 3 Clinical Development for CS-3150 by Daiichi Sankyo
On September 26, 2016, we announced that our collaboration partner, Daiichi Sankyo, had initiated a phase 3 pivotal trial to evaluate CS-3150, an oral, non-steroidal, selective mineralocorticoid receptor antagonist, as a treatment for essential hypertension in Japanese patients. As a result of Daiichi Sankyo enrolling the first patient in the phase 3 pivotal trial, we became eligible for a $15.0 million milestone payment, which we received in October 2016.
Election of Julie Anne Smith to the Board of Directors
On September 22, 2016, accomplished biopharmaceutical executive Julie Anne Smith was elected to our Board of Directors. Ms. Smith has nearly two decades of operational leadership experience in high growth public, private, startup, and established biopharmaceutical businesses. She served as president and chief executive officer of Raptor Pharmaceuticals, a commercial-stage, global innovator in the development and commercialization of orphan disease therapies, from January 2015 through the company’s acquisition by Horizon Pharma plc, or Horizon. Ms. Smith is continuing to provide transition services to Horizon through December 31, 2016. Ms. Smith previously held key commercial and strategic leadership positions at companies including Enobia Pharma, Jazz Pharmaceuticals, and Genzyme.
EC Approval of CABOMETYX for the Treatment of Advanced RCC Following VEGF-Targeted Therapy
On September 9, 2016, the EC approved CABOMETYX tablets for the treatment of advanced RCC in adults following prior VEGF targeted therapy. This approval allows for the marketing of CABOMETYX in all 28 member states of the European Union, Norway and Iceland.

Outcome of First Planned Interim Analysis of CELESTIAL
On September 6, 2016, we announced the outcome from the first planned interim analysis of CELESTIAL, a randomized global phase 3 trial of cabozantinib compared with placebo in patients with advanced HCC who have been previously treated with sorafenib. Following this interim analysis, which was scheduled to take place when 50% of the events for the primary endpoint of OS had occurred, the trial’s IDMC determined that the study should continue without modifications per the study protocol. The trial protocol calls for a second interim analysis to take place once 75% of events have been observed.

Conversion and Redemption of 4.25% Convertible Senior Subordinated Notes

On August 9, 2016 and August 19, 2016, respectively, we entered into separate, privately negotiated exchange transactions with certain holders of the 4.25% Convertible Senior Subordinated Notes due 2019, or the 2019 Notes. Under the terms of the associated exchange agreements, the holders agreed to convert an aggregate principal amount of $239.4 million of 2019 Notes held by them in exchange for an aggregate of 45,064,456 shares of our common stock and an aggregate cash payment of approximately $2.4 million. Following completion of the exchange transactions, on August 24, 2016, we provided public notice of the redemption of the final $48.1 million of the 2019 Notes, representing all remaining notes outstanding. Following a required redemption period, holders of the remaining 2019 Notes had the option to convert their notes into shares of our common stock, plus cash in lieu of any fractional share, at a conversion rate of 188.2353 shares of common stock per $1,000 principal amount of their notes at any time before close of business on October 31, 2016. During the required redemption period, $47.5 million of the 2019 Notes were converted into shares of our common stock and the remaining $0.6 million of the 2019 Notes outstanding on November 2, 2016 were redeemed in cash for 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding such date.
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
Limited Sources of Revenues and the Need to Raise Additional Capital
We have incurred net losses since inception through September 30, 2016, with the exception of the 2011 fiscal year. For the nine months ended September 30, 2016, we incurred a net loss of $105.3 million and as of September 30, 2016, we had an accumulated deficit of $2.0 billion. These losses have had an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable. Excluding fiscal 2011, our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. In addition, we are evaluating the expansion of our pipeline through drug discovery and corporate development activities. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
Since the launch of our first commercial product in January 2013, through September 30, 2016, we have generated an aggregate of $157.7 million in net product revenues. Other than sales of CABOMETYX and COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on royalties, license fees, the achievement of milestones, and research funding we earn from any products developed from the collaborative research.
The amount of our net losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the United States; achievement of clinical, regulatory and commercial milestones and the amount of royalties, if any, from sales of CABOMETYX and COMETRIQ under our collaboration with Ipsen; our share of the net profits and losses for the commercialization of COTELLIC in the U.S. under our collaboration with Genentech (a member of the Roche group); the amount of royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech; other license and contract revenues; and, the level of our expenses, including commercialization activities for cabozantinib and any pipeline expansion efforts.
As of September 30, 2016, we had $379.6 million in cash and investments, which included $293.8 million available for operations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $4.2 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. For a description of the factors upon which our capital requirements depend, please see “– Liquidity and Capital Resources – Capital Requirements.”
Clinical Development and Commercialization of Cabozantinib
Our primary development and commercialization program is focused on cabozantinib, currently approved under the brand name CABOMETYX for the treatment of advanced RCC and COMETRIQ for the treatment of MTC, in the United States and the European Union. The future development path of cabozantinib beyond advanced RCC and MTC will depend upon the results of each stage of clinical development. We have and expect to continue to incur significant expenses for the development of cabozantinib as it advances in clinical development.
The commercial success of cabozantinib depends upon the degree of market acceptance of both CABOMETYX and COMETRIQ among physicians, patients, health care payers such as Medicare and Medicaid, and the medical community. It also depends upon how cabozantinib fares in competition with other products. In connection with the FDA’s approval of cabozantinib for the treatment of patients with advanced RCC who have received prior anti-angiogenic therapy, we increased our sales, marketing and distribution capabilities. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming and may be disproportional compared to the revenues we may be able to generate.
Convertible Senior Subordinated Notes
In August 2012, we issued and sold $287.5 million aggregate principal amount of the 2019 Notes, for net proceeds of $277.7 million, all of which remained outstanding at December 31, 2015. On August 9, 2016 and August 19, 2016, respectively, we entered into separate, privately negotiated exchange transactions with certain holders of the 2019 Notes. Under the terms of the associated exchange agreements, the holders agreed to convert an aggregate principal amount of $239.4 million of 2019 Notes held by them in exchange for an aggregate of 45,064,456 shares of our common stock. In addition, the holders received inducements of $6.0 million, including an aggregate cash payment of approximately $2.4 million, which is included in the loss on extinguishment of debt. Following the completion of the exchange transactions, on August 24, 2016, we provided public notice of the redemption of the final $48.1 million of the 2019 Notes, representing all remaining notes outstanding. Following a required redemption period, holders of the remaining 2019 Notes had the option to convert their notes into shares of our common stock, plus cash in lieu of any fractional share, at a conversion rate of 188.2353 shares of common stock per $1,000 principal amount of the 2019 Notes at any time before close of business on October 31, 2016. During the required redemption period, $47.5 million of the 2019 Notes were converted into shares of our common stock and the remaining $0.6 million of the 2019 Notes outstanding on November 2, 2016 were redeemed in cash for 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding such date.
Deerfield Notes
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
As of September 30, 2016 and December 31, 2015, the outstanding principal balance on the Deerfield Notes was $109.8 million and $103.8 million, respectively, which, subject to certain limitations, is payable in cash or in stock at our discretion. Beginning on July 2, 2015, the outstanding principal amount of the Deerfield Notes bears interest at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum. Through July 1, 2015, the outstanding principal amount of the Deerfield Notes bore interest in the annual amount of $6.0 million, payable quarterly in arrears.

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
The following is a summary of the interest expense for the Deerfield Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stated coupon interest	$2,031	$1,891	$5,939	$4,866
Amortization of debt discount, debt issuance costs and accrual of interest paid in kind	2,152	1,959	6,266	7,279
Total interest expense	$4,183	$3,850	$12,205	$12,145
The balance of unamortized fees and costs was $0.5 million and $0.7 million as of September 30, 2016 and December 31, 2015, respectively, which is recorded as a reduction of the carrying amount of the 2019 Notes on the accompanying Condensed Consolidated Balance Sheets. Effective March 4, 2015, upon notification of our election to require the New Deerfield Purchasers to acquire the Deerfield Notes and extend the maturity date to July 1, 2018, we began to amortize the remaining unamortized discount, fees and costs through July 1, 2018 using the effective interest method and an effective interest rate of 15.3%.
In each of January 2014 and 2013, we made mandatory prepayments of $10.0 million on the Deerfield Notes. We were required to make an additional mandatory prepayment on the Deerfield Notes in January 2015 and 2016 equal to 15% of certain revenues from collaborative arrangements, which we refer to as Development/Commercialization Revenue, received during the prior fiscal year, subject to a maximum prepayment amount of $27.5 million. We made no such mandatory prepayments due to the fact that we received no such revenues during the fiscal year ended December 31, 2014 and Deerfield’s election not to receive the mandatory prepayment in January 2016 related to development/commercialization revenue received during the year ended December 31, 2015. As a result of the extension of the maturity date of the Deerfield Notes to July 1, 2018, our obligation to make annual mandatory prepayments equal to 15% of Development/Commercialization Revenue received by us during the prior fiscal year will continue to apply in January 2017 and January 2018. However, we will only be obligated to make any such annual mandatory prepayment if the note holders provide notice to us of their election to receive the prepayment. Pursuant to this requirement, we may be required make a mandatory prepayment of $27.5 million in January 2017 as a result of the $200.0 million upfront nonrefundable payment received in March 2016 in consideration for the exclusive license and other rights contained in the collaboration and license agreement with Ipsen and the $5.0 million milestone payment from Merck we received in the first quarter of 2016 related to its worldwide license of our phosphoinositide-3 kinase-delta program. That portion of the Deerfield Notes is included in current liabilities. The definition of “Development/Commercialization Revenue” expressly excludes any sale or distribution of drug or pharmaceutical products in the ordinary course of our business, and any proceeds from any Intellectual Property Sale, but would include our share of the net profits from the commercialization of cobimetinib in the U.S. and the receipt of royalties from cobimetinib sales outside the U.S., if any.
Under the note purchase agreement, we may at our sole discretion prepay all of the principal amount of the Deerfield Notes at a prepayment price equal to 105% of the outstanding principal amount of the Deerfield Notes, plus all accrued and unpaid interest through the date of such prepayment, plus, if prior to July 1, 2017, all interest that would have accrued on the principal amount of the Deerfield Notes between the date of such prepayment and July 1, 2017, if the outstanding principal amount of the Deerfield Notes as of such prepayment date had remained outstanding through July 1, 2017, plus all other accrued and unpaid obligations, collectively referred to as the Prepayment Price.
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
Loan Agreement with Silicon Valley Bank
On May 22, 2002, we entered into a loan and security agreement with Silicon Valley Bank for an equipment line of credit. On June 2, 2010, we amended the loan and security agreement to provide for a new seven-year term loan in the amount of $80.0 million. As of both September 30, 2016 and December 31, 2015, the outstanding principal balance due under the term loan was $80.0 million. All other amounts due under the agreement were repaid prior to December 31, 2015. The principal amount outstanding under the term loan accrues interest at 1.0% per annum, which interest is due and payable monthly. We are required to repay the term loan in one balloon principal payment, representing 100% of the principal balance and accrued and unpaid interest, on May 31, 2017, and therefore have classified the term loan as a current liability as of September 30, 2016. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we pay all unpaid accrued interest thereon that is due through the date of such prepayment and the interest on the entire principal balance of the term loan that would otherwise have been paid after such prepayment date until the maturity date of the term loan. In accordance with the terms of the loan and security agreement, we are required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan and all equipment lines of credit under the loan and security agreement, if any, on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement (although we are entitled to retain income earned or the amounts maintained in such accounts). Any amounts outstanding under the term loan during the continuance of an event of default under the loan and security agreement will, at the election of Silicon Valley Bank, bear interest at a per annum rate equal to 6.0%. If one or more events of default under the loan and security agreement occurs and continues beyond any applicable cure period, Silicon Valley Bank may declare all or part of the obligations under the loan and security agreement to be immediately due and payable and stop advancing money or extending credit to us under the loan and security agreement.
Critical Accounting Estimates
The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States that requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, including for deductions from revenues (such as rebates, chargebacks, sales returns and sales allowances) and the period of performance, identification of deliverables and evaluation of milestones with respect to our collaborations, recoverability of inventory, certain accrued liabilities including clinical trial and collaboration liability accruals, the valuation of the debt and equity components of our convertible debt and share-based compensation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
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
Revenue Recognition
Net Product Revenues including Discounts and Allowances
In the United States, we sell our products, CABOMETYX and COMETRIQ, to specialty pharmacies and distributors that benefit from customer incentives and have a right of return under certain circumstance. Historically we have relied on payer data received from the specialty pharmacy that sells COMETRIQ in the United States and historical utilization rates in determining our discounts and allowances. In determining discounts and allowances for the sale of CABOMETYX, in addition to using payer data received from the specialty pharmacies and distributors that sell CABOMETYX and historical data for COMETRIQ, we also utilized claims data from third party sources for competitor products for the treatment of advanced RCC. Based in part on the availability of this third party data, we made the determination that we had sufficient experience and data to reasonably estimate expected future returns and the discounts and allowances due to payers at the time of shipment to the specialty pharmacy or distributor, and therefore record revenue for the product using the “sell-in” revenue recognition model.
Royalty, License and Contract Revenues
We enter into corporate collaboration and license agreements under which we may obtain upfront license fees, research funding, and contingent, milestone and royalty payments. Our deliverables under these arrangements may include intellectual property rights, distribution rights, delivery of manufactured product, and participation on joint steering committees and/or research and development services. In order to account for the multiple-element arrangements, we identify the deliverables included within the arrangement and evaluate whether the delivered elements under these arrangements have value to our collaboration partner on a stand-alone basis and represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver future goods or services, a right or license to use an asset, or another performance obligation. If we determine that multiple deliverables exist, the consideration is allocated to one or more units of accounting based upon the best estimate of the selling price of each deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement shall be combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue then shall be determined for those combined deliverables as a single unit of accounting. For a combined unit of accounting, non-refundable upfront fees are recognized in a manner consistent with the final deliverable, which has generally been ratably over the period of continued involvement. Amounts received in advance of performance are recorded as deferred revenue. Upfront fees are classified as license revenues in our consolidated statements of operations.
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
Valuation of Debt and Equity Instruments issued in Connection with August 2012 Offering
The 2019 Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Under ASC Subtopic 470-20, issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument at issuance and the total settlement consideration transferred to the holders upon conversion. The effective interest rate used in determining the original component of the 2019 Notes was 10.09% when issued in August 2012 and 9.50% during the three months ended September 30, 2016. See “Note 6 - Debt” of the Note to Consolidated Financial Statements for further information regarding the 2019 Notes.
There have been no other significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2016, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Updates, or ASU, No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09 will replace most existing revenue recognition guidance when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update to defer the effective date of this update by one year. ASU 2014-09, as amended, becomes effective for us in the first quarter of fiscal year 2018, but allows us to adopt the standard one year earlier if we so choose. We currently plan to adopt this accounting standard in the first quarter of fiscal year 2018. We have not yet selected a transition method and are evaluating the effect that ASU 2014-09 will have on our Consolidated Financial Statements and related disclosures.
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
In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory, or ASU No. 2015-11”). ASU No. 2015-11 requires inventory measurement at the lower of cost and net realizable value. ASU No. 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted by all entities as of the beginning of an interim or annual reporting period. We are in the process of assessing the impact, if any, of ASU No. 2015-11 on our condensed consolidated financial statements.
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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15. ASU 2016-15 addresses eight specific cash flow issues including, debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing and contingent consideration payments made after a business combination. We do not expect the adoption of ASU 2016-15 to have a material impact on our Consolidated Statements of Cash Flows.

Fiscal Year Convention
We adopted a 52- or 53-week fiscal year that generally ends on the Friday closest to December 31st. Fiscal year 2016 will end on December 30, 2016, and fiscal year 2015, ended on January 1, 2016. For convenience, references in this report as of and for the fiscal periods ended September 30, 2016, and October 2, 2015, and as of and for the fiscal years ended December 30, 2016 and January 1, 2016, are indicated as being as of and for the periods ended September 30, 2016, September 30, 2015, and the years ended December 31, 2016, and December 31, 2015, respectively.
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross product revenues	$46,720	$7,230	$92,383	$25,794
Discounts and allowances	(3,978)	(376)	(8,924)	(1,560)
Net product revenues	42,742	6,854	83,459	24,234
Royalty and license revenues (1)	4,452	—	10,414	—
Contract revenues (2)	15,000	3,000	20,000	3,000
Total revenues	$62,194	$9,854	$113,873	$27,234
Dollar change	$52,340		$86,639
Percentage change	531%		318%
____________________

(1)	Includes royalties and amortization of upfront payments.

(2)	Includes contingent and milestone payments.
Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
CABOMETYX	$31,238	$—	$48,812	$—
COMETRIQ	11,504	6,854	34,647	24,234
Net product revenues	$42,742	$6,854	$83,459	$24,234
Dollar change	$35,888		$59,225
Percentage change	524%		244%
The increase in net product revenues for the three and nine months ended September 30, 2016, as compared to the comparable periods in 2015, reflects the impact of the commercial launch of CABOMETYX in late April 2016. CABOMETYX was approved by the FDA on April 25, 2016 as a treatment for patients with advanced RCC who have received prior anti-angiogenic therapy. Net product revenues during the nine months ended September 30, 2016 were impacted by the build of channel inventory related to the initial launch period for CABOMETYX. Net product revenues for both CABOMETYX and COMETRIQ are recorded using the “sell-in” method of revenue recognition.
Royalty and license revenues for the three and nine months ended September 30, 2016 included recognition of $3.8 million and $8.6 million, respectively, of the $200.0 million upfront nonrefundable payment received in March 2016 in consideration for the exclusive license and other rights contained in the collaboration and license agreement with Ipsen and the $60.0 million milestone we achieved upon the approval of cabozantinib by the EMA in second-line RCC in September 2016. During the three and nine months ended September 30, 2016, we also recognized $0.7 million and $1.8 million, respectively, of royalties on ex-U.S. net sales of COTELLIC. There were no such royalty and license revenue during the comparable periods in 2015.
Contract revenues for the three and nine months ended September 30, 2016 reflect recognition of $15.0 million from a milestone payment earned from Daiichi Sankyo related to its worldwide license of our compounds that modulate mineralocorticoid receptor (“MR”), including CS-3150 (an isomer of XL550) in September 2016 and $5.0 million from a milestone payment earned from Merck related to its worldwide license of our phosphoinositide-3 kinase-delta program in July 2016. Contract revenues for the three and nine months ended September 30, 2015 reflect an additional $3.0 million contingent payment earned in March 2016 from Merck related to that same license.
Total revenues by significant customer were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Diplomat Specialty Pharmacy	$19,392	$6,457	$46,770	$21,567
Daiichi Sankyo	15,000	—	15,000	—
Merck	—	3,000	5,000	3,000
Swedish Orphan Biovitrum	1,350	397	2,453	2,667
Others, individually less than 10% of total revenues for all periods presented	26,452	—	44,650	—
Total revenues	$62,194	$9,854	$113,873	$27,234
Dollar change	$52,340		$86,639
Percentage change	531%		318%
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
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of goods sold	$2,455	$1,420	$4,700	$2,872
Gross margin	94%	79%	94%	88%
The increase in gross margins for the three and nine months ended September 30, 2016 as compared to the comparable period in 2015, was primarily related to the launch of CABOMETYX which has lower manufacturing costs than COMETRIQ. Cost of goods sold also include write-downs related to excess and expiring inventory. Such write-downs were $0.4 million for both the three and nine months ended September 30, 2016 as compared to $1.1 million and $0.9 million for the comparable periods in 2015. The cost of goods sold and gross margin we have experienced in this early stage of the CABOMETYX product launch may not be representative of what we may experience going forward.
Research and Development Expenses
Total research and development expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development expenses	$20,256	$26,091	$72,166	$72,879
Dollar change	$(5,835)		$(713)
Percentage change	(22)%		(1)%
Research and development expenses consist primarily of clinical trial expenses, personnel expenses, stock-based compensation, consulting and outside services, the allocation of general corporate costs, and temporary personnel expenses.

The decrease in research and development expenses for the three months ended September 30, 2016 as compared to the comparable period in 2015, was primarily related to decreases in stock-based compensation, clinical trial costs, which includes services performed by third-party contract research organizations and other vendors who support our clinical trials , which was partially offset by increases in personnel expenses. The decrease in stock-based compensation of $5.5 million for the three months ended September 30, 2016 as compared to the comparable period in 2015 was primarily related to the vesting of performance-based stock options tied to top-line METEOR data received in July 2015 and was expensed during the three months ended months ended September 30, 2015. The decrease in clinical trial costs of $2.9 million for the three months ended September 30, 2016 as compared to the comparable period in 2015 was predominantly due to decreases in costs related to METEOR and was partially offset by increases in costs related to CELESTIAL. Personnel expenses increased by $2.6 million for the three months ended September 30, 2016 as compared to the comparable period in 2015 primarily due to the hiring of medical science liaisons as a result of the launch of CABOMETYX and an increase in the accrual for corporate bonuses.
The decrease in research and development expenses for the nine months ended September 30, 2016 as compared to the comparable period in 2015, was primarily related to clinical trial costs, which includes services performed by third-party contract research organizations and other vendors who support our clinical trials, and a decrease in the allocation of general corporate costs; those decreases were partially offset by increases in personnel expenses and consulting and outside services. The decrease in clinical trial costs was $9.2 million for the nine months ended September 30, 2016 as compared to the comparable period in 2015. The decrease in clinical trial costs was predominantly due to decreases in costs related to METEOR, our phase 3 pivotal trial in advanced RCC and was partially offset by increases in costs related to CELESTIAL, our phase 3 pivotal trial in advanced HCC. The allocation of general corporate costs decreased by $3.7 million for the nine months ended September 30, 2016 as compared to the comparable period in 2015, primarily due to headcount growth in the selling, general and administrative functions. Personnel expenses increased by $7.6 million for the nine months ended September 30, 2016 as compared to the comparable period in 2015 primarily due to the hiring of medical science liaisons as a result of the launch of CABOMETYX and an increase in the accrual for corporate bonuses. Consulting and outside services increased by $2.3 million for the nine months ended September 30, 2016 as compared to the comparable period in 2015 primarily due to increases in activities related to medical affairs and drug safety.
We are focusing our development and commercialization efforts primarily on cabozantinib to maximize the therapeutic and commercial potential of this compound, and as a result, we expect our near-term research and development expenses to relate to the clinical development of cabozantinib. We expect to continue to incur significant development costs for cabozantinib in future periods as we evaluate its potential in a broad development program comprising over 45 ongoing or planned clinical trials across multiple indications. The most notable study of this program is our company-sponsored phase 3 trial of cabozantinib in advanced HCC called CELESTIAL. In addition, postmarketing commitments in connection with the approval of COMETRIQ in progressive, metastatic MTC dictate that we conduct an additional study in that indication.
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
Selling, General and Administrative Expenses
Total selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Selling, general and administrative expenses	$32,463	$17,842	$103,143	$40,162
Dollar change	$14,621		$62,981
Percentage change	82%		157%
Selling, general and administrative expenses consist primarily of personnel expenses, marketing, consulting and outside services, employee stock-based compensation, facility costs, travel and entertainment and legal and accounting costs.

The increase in selling, general and administrative expenses for the three months ended September 30, 2016 was primarily related to increases in personnel expenses, marketing and consulting and outside services; those increases were partially offset by a decrease in stock-based compensation. Personnel expenses increased by $11.1 million for the three months ended September 30, 2016 as compared to the comparable period in 2015 primarily due an increase in headcount connected with the build-out of our U.S. commercial organization as a result of the launch of CABOMETYX as well as an increase in incentive compensation and the accrual for corporate bonuses. Consulting and outside services increased by $2.7 million and Marketing expenses increased by $1.3 million for the three months ended September 30, 2016 as compared to the comparable period in 2015, primarily due to costs incurred supporting the commercialization and launch of CABOMETYX. The decrease in stock-based compensation was $2.9 million in the three months ended September 30, 2016 as compared to the comparable period in 2015 primarily as a result of the vesting of performance-based stock options tied to top-line data received in July 2015 from METEOR which met its primary endpoint and were expensed during the three months ended September 30, 2015.
The increase in selling, general and administrative expenses for the nine months ended September 30, 2016 as compared to the comparable period in 2015 was primarily related to personnel expenses, consulting and outside services and marketing. Personnel expenses increased by $30.6 million for the nine months ended September 30, 2016 as compared to the comparable period in 2015 primarily due to an increase in headcount connected with the build-out of our U.S. commercial organization as a result of the launch of CABOMETYX as well as an increase in incentive compensation and the accrual for corporate bonuses. Consulting and outside services increased by $12.3 million and Marketing expenses increased by $9.7 million for the nine months ended September 30, 2016 as compared to the comparable period in 2015, primarily due to costs incurred supporting the commercialization and launch of CABOMETYX.
Total Other Income (Expense), Net
Certain historical amounts in other income (expense), net have been revised to reflect the correction of the accounting for non-cash interest expense associated with the 2019 Notes. See “Note 1 - Organization and Summary of Significant Accounting Policies - Correction of an Immaterial Error” in the Notes to the Condensed Consolidated Financial Statements for additional information on the correction.
Total other income (expense), net, was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income and other, net	$3,059	$276	$4,010	$146
Interest expense	(7,834)	(10,037)	(28,575)	(30,501)
Loss on extinguishment of debt	(13,773)	—	(13,773)	—
Total other income (expense), net	$(18,548)	$(9,761)	$(38,338)	$(30,355)
Dollar change	$(8,787)		$(7,983)
Percentage change	90%		26%
Total other income (expense), net consists primarily of the loss on extinguishment of debt, interest expense incurred on our debt, gains on the sale of equity investments, gains and losses on derivatives, foreign exchange fluctuations and interest income earned on our cash and investments.
The increase in net expense in the three and nine months ended September 30, 2016 was primarily related to the $13.8 million loss associated with the conversion of $285.3 million in aggregate principal amount of the 2019 Notes for 53,704,911 shares of our Common Stock. See “Note 6 - Debt” in our “Notes to Condensed Consolidated Financial Statements” for more information on the conversions. Interest expenses decreased by $2.2 million and $1.9 million for the three and nine months ended September 30, 2016, respectively, as compared to the comparable periods in 2015 primarily due those conversions.
During the three and nine months ended September 30, 2016 we also recognized a $2.5 million gain on the sale of our 9% interest in Akarna Therapeutics, Ltd, which we acquired in 2015 in exchange for intellectual property rights related to XL335.

Liquidity and Capital Resources
Sources and Uses of Cash
The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net loss	$(105,345)	$(120,176)
Net cash provided by (used in) operating activities	122,582	(106,152)
Net cash (used in) provided by investing activities	(155,638)	26,068
Net cash provided by financing activities	2,641	145,331
Net (decrease) increase in cash and cash equivalents	(30,415)	65,247
Cash and cash equivalents at beginning of period	141,634	80,395
Cash and cash equivalents at end of period	$111,219	$145,642
Since the launch of our first commercial product in January 2013, through September 30, 2016, we have generated an aggregate of $157.7 million in net product revenues. Other than sales of CABOMETYX and COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on royalties, license fees, the achievement of milestones, and research funding we earn from any products developed from the collaborative research. For a discussion of potential future capital requirements, please see “– Liquidity and Capital Resources – Capital Requirements.”
Operating Activities
Our operating activities provided cash of $122.6 million for the nine months ended September 30, 2016, compared to cash used of $106.2 million for the same period in 2015. Operating cash flows can differ from our consolidated net loss as a result of differences in the timing of cash receipts and non-cash charges.
Cash provided by operating activities for the nine months ended September 30, 2016 was primarily a result of the $200.0 million upfront payment Ipsen paid us in consideration for the exclusive license and other rights contained in the collaboration and license agreement we entered into on February 29, 2016 and cash receipts from net product revenues. Those proceeds were partially offset by operating expenses of $180.9 million for the period, less non-cash expenses for stock-based compensation totaling $18.3 million and the amortization of debt discount, debt issuance costs and accrual of interest paid in kind totaling $14.2 million. Our operating expenses were largely attributable to the development and commercialization of cabozantinib. In addition, cash provided by operating activities also increased as a result of a $18.8 million increase in accounts payable, accrued compensation, and other accrued liabilities and a $7.8 million increase in our accrued collaboration liability, and was partially offset by a $3.3 million increase in prepaid expenses and other current assets and a $3.2 million reduction in accrued clinical trial liabilities. Trade receivables increased by $85.9 million primarily due to the $60.0 million milestone achieved under our collaboration with Ipsen that we expect to receive in November 2016. That milestone resulted in a corresponding increase to deferred revenue and as a result did not impact cash provided by operating activities for the nine months ended September 30, 2016.
Cash used in operating activities for the nine months ended September 30, 2015 related primarily to our $117.1 million operating expenses for the period, less non-cash expenses for accretion of debt discount totaling $14.3 million on the Deerfield Notes, the 2019 Notes and stock-based compensation totaling $15.4 million and revenues totaling $27.2 million. Our operating expenses were largely attributable to the development of cabozantinib. In addition to current period operating expenses, we made cash payments that resulted in an $11.8 million reduction in accrued clinical trial liabilities. We also paid $6.2 million for restructuring activities.
Investing Activities
Our investing activities used cash of $155.6 million for the nine months ended September 30, 2016, compared to $26.1 million of cash provided for the same period in 2015.
Cash used by investing activities for the nine months ended September 30, 2016 was primarily due to investment purchases of $262.7 million, less cash from the maturity of unrestricted and restricted investments of $103.3 million.

Cash provided by investing activities for the nine months ended September 30, 2015 was primarily due to the maturity of unrestricted and restricted investments of $147.1 million, less investment purchases of $122.3 million.
Financing Activities
Cash provided by financing activities was $2.6 million for the nine months ended September 30, 2016, compared to $145.3 million of cash used for the same period in 2015.
Cash provided by financing activities for the nine months ended September 30, 2016 was primarily a result of the issuance of common stock under our equity incentive plans which was partially offset by cash payments from the conversions of the 2019 Notes.
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
Capital Requirements
We have incurred net losses since inception through September 30, 2016, with the exception of the 2011 fiscal year. For the nine months ended September 30, 2016, we incurred a net loss of $105.3 million and as of September 30, 2016, we had an accumulated deficit of $2.0 billion. These losses have had an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable. Excluding fiscal 2011, our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. In addition, we are evaluating the expansion of our pipeline through drug discovery and corporate development activities. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
Since the launch of our first commercial product in January 2013, through September 30, 2016, we have generated an aggregate of $157.7 million in net product revenues. Other than sales of CABOMETYX and COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on royalties, license fees, the achievement of milestones, and research funding we earn from any products developed from the collaborative research.
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
As of September 30, 2016, we had $379.6 million in cash and investments, which included $293.8 million available for operations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $4.2 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. Our capital requirements will depend on many factors including but not limited to:

•	the commercial success of both CABOMETYX and COMETRIQ and the revenues we generate from those approved products;

•
costs associated with maintaining our expanded sales, marketing, medical affairs and distribution capabilities for CABOMETYX in the approved advanced RCC indications and COMETRIQ in the approved MTC indications;

•	the achievement of stated regulatory and commercial milestones under our collaboration with Ipsen;

•
the commercial success of COTELLIC and the calculation of our share of related profits and losses for the commercialization of COTELLIC in the U.S. and royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech;

•
the outcome of our arbitration against Genentech in which we have asserted claims related to Genentech’s clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the United States and Genentech’s counterclaim for breach of contract, seeking monetary damages and interest related to the cost allocations under the collaboration agreement;

•	the potential regulatory approval of cabozantinib as a treatment for previously untreated advanced RCC in the United States, and in other indications both in the United States and abroad;

•	future clinical trial results, notably the results from CELESTIAL, our phase 3 pivotal trial in patients with advanced HCC;

•	our future investments in the expansion of our pipeline through drug discovery and corporate development activities;

•
repayment of the Deerfield Notes (see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Important to Understanding Our Financial Condition and Results of Operations - Deerfield Notes” for a description of these notes) which mature on July 1, 2018, subject to a requirement to make a mandatory prepayment in each of 2017 and 2018 equal to 15% of certain revenues from collaborative arrangements (other than intercompany arrangements) received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million;

•	our ability to repay the Deerfield Notes with our common stock, which we are only able to do under specified conditions;

•	repayment of our term loan from Silicon Valley Bank, which had an outstanding balance at September 30, 2016, of $80.0 million and is due in May 2017;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the cost of clinical drug supply for our clinical trials;

•	trends and developments in the pricing of oncologic therapeutics in the United States and abroad, especially in the European Union;

•	scientific developments in the market for oncologic therapeutics and the timing of regulatory approvals for competing oncologic therapies; and

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights.
Contractual Obligations
We have contractual obligations in the form of debt, operating leases, purchase obligations and other long-term liabilities. During the three months ended September 30, 2016, $285.3 million in aggregate principal amount of the 2019 Notes were converted into 53,704,911 shares of our Common Stock. On August 24, 2016, we provided public notice of the redemption of all remaining 2019 Notes outstanding on November 2, 2016. See “Note 6 - Debt” in the accompanying Notes to the Condensed Consolidated Financial Statements for more information on the conversions and redemption of the 2019 Notes. There were no other material changes outside of the ordinary course of business in our contractual obligations from those as of December 31, 2015.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks at September 30, 2016 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. As of September 30, 2016, and December 31, 2015, a decrease in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $1.2 million and $7.0 million, respectively.
In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. As of September 30, 2016, and December 31, 2015, approximately $3.5 million and $3.7 million, respectively, of our accrued clinical trial liability was owed in foreign currencies. An adverse change of one percentage point in the foreign currency exchange rates would not have resulted in a material impact for any periods presented. We recorded a $0.2 million loss and a $0.1 million gain relating to foreign exchange fluctuations for nine months ended September 30, 2016 and 2015, respectively.
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
Our arbitration demand asserts that Genentech has breached the parties’ contract for, amongst other breaches, failing to meet its diligence and good faith obligations. The demand seeks various forms of declaratory, monetary, and equitable relief, including without limitation that the cost and revenue allocations for COTELLIC be shared equitably consistent with the collaboration agreement’s terms, along with attorneys’ fees and costs of the arbitration. Genentech has asserted a counterclaim for breach of contract, which seeks monetary damages and interest related to the cost allocations under the collaboration agreement. While the ultimate outcome of the arbitration is difficult to predict, a resolution of the matter adverse to us could result in, among other things, higher than expected commercialization costs, which may have a material adverse effect on our results of operations, cash flows or financial condition.
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
Risks Related to Cabozantinib and Cobimetinib
In the short-term, our prospects are critically dependent upon the commercial success of CABOMETYX for advanced RCC in the United States and the European Union.*
The success of our business is dependent upon the successful development and commercialization of cabozantinib. Of greatest short-term importance is the commercialization of CABOMETYX for the treatment of advanced RCC in the United States and European Union. The commercial potential of CABOMETYX for the treatment of advanced RCC remains subject to a variety of factors, most importantly, CABOMETYX’s perceived benefit/risk profile as compared to the benefit/risk profiles of other treatments available for the treatment of advanced RCC. If we are unable to successfully commercialize CABOMETYX, we may need to reduce our operating expenses or raise additional funds, which would have a material adverse effect on our business and financial condition, results of operations and growth prospects. Furthermore, as a consequence of our exclusive collaboration agreement with Ipsen, we rely heavily upon Ipsen’s regulatory, commercial, medical affairs, and other expertise and resources for commercialization of CABOMETYX in territories outside of the United States, Canada, and Japan. If Ipsen is unable to, or does not invest the resources necessary to, successfully commercialize CABOMETYX for the treatment of advanced RCC in the European Union and other international territories where it may be approved, this could diminish the amount of revenue we are due to receive under our collaboration agreement with Ipsen, thus resulting in harm to our business and operations.

Our longer-term prospects remain dependent on cabozantinib’s further clinical development and commercial success in additional indications beyond advanced RCC.*

We are dedicating substantially all of our proprietary resources to developing cabozantinib into a broad and significant oncology franchise. Even following the approval of CABOMETYX for the treatment of advanced RCC in the United States and European Union, our longer-term success remains contingent upon, among other things, successful clinical development, regulatory approval and market acceptance of cabozantinib in additional indications, such as first-line RCC, advanced HCC, NSCLC, and other forms of cancer. In 2014, the failure of COMET-1 and COMET-2, our two phase 3 pivotal trials of cabozantinib in mCRPC, to meet their respective primary endpoints negatively impacted our ability to achieve our development and commercialization goals for cabozantinib in prostate cancer. The failure in mCRPC demonstrates that cabozantinib will not likely be successful in all future clinical trials. Should we prove unsuccessful in the further development of cabozantinib beyond MTC or advanced RCC, our longer-term prospects, revenues and financial condition would be materially adversely affected. With top-line results from CELESTIAL, our phase 3 pivotal trial comparing cabozantinib to placebo in patients with advanced HCC, expected in 2017, the successful development of cabozantinib in advanced HCC is important to our long-term success.
We are heavily dependent on our partner, Genentech (a member of the Roche group), for the successful development, regulatory approval and commercialization of cobimetinib.*
            The terms of our collaboration agreement with Genentech provide them with exclusive authority over the global development and commercialization plans for cobimetinib and the execution of those plans. We have no effective influence over those plans and are heavily dependent on Genentech’s decision making. The collaboration agreement provides that we are entitled to an initial equal share of U.S. profits and losses in connection with the commercialization of cobimetinib, with our share decreasing as sales increase. We are also entitled to low double-digit royalties on ex-U.S. net sales of cobimetinib. In both cases, we are heavily dependent on Genentech’s internal accounting procedures for determining how much, if any, profit we may derive from the collaboration. To date, we believe Genentech’s pricing of, and cost and revenue allocations for, COTELLIC, as determined exclusively by Genentech, have been contrary to the applicable terms of the collaboration agreement. We raised this concern with Genentech, along with other material concerns regarding Genentech’s performance under the collaboration agreement, but were unable to come to resolution on any of these issues. Accordingly, on June 3, 2016, following a 30 day dispute resolution period, we filed a demand for arbitration asserting claims against Genentech related to its clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations in connection with COTELLIC’s commercialization in the United States. Soon thereafter, Genentech asserted a counterclaim for breach of contract seeking monetary damages and interest related to the cost allocations under the collaboration agreement. While the ultimate outcome of the arbitration is difficult to predict, a resolution of the matter adverse to us could result in, among other things, significant payments and higher than expected commercialization costs, which may have a material adverse effect on our results of operations, cash flows or financial condition.
We are also heavily dependent upon Genentech’s leadership and expertise to develop cobimetinib further. Any significant changes to Genentech’s business strategy and priorities, over which we have no control, could adversely affect Genentech’s willingness or ability to complete their obligations under our collaboration agreement and result in harm to our business and operations. Genentech has complete financial responsibility for cobimetinib’s development program and regulatory strategy and execution, and we are not able to control the amount or timing of resources that Genentech will devote to the product. Of particular significance are Genentech’s development efforts with respect to the combination of cobimetinib with immuno-oncology agents, a promising and competitive area of clinical research. While Genentech recently initiated a phase 3 pivotal trial combining cobimetinib with its anti-PD-L1 antibody atezolizumab, we are dependent on Genentech for all future development of cobimetinib in combination with atezolizumab or any other immuno-oncology agents. Regardless of Genentech’s efforts toward the further development of cobimetinib, such additional clinical investigation may not provide positive results supporting product label expansions or approval in additional indications.
The commercial success of cabozantinib, as CABOMETYX tablets for advanced RCC and as COMETRIQ capsules for MTC, or if approved for additional indications, will depend upon the degree of market acceptance among physicians, patients, health care payers, and the medical community.*
Our ability to commercialize cabozantinib, as CABOMETYX tablets for the approved advanced RCC indications, COMETRIQ capsules for the approved MTC indications, or if approved for additional indications, will be highly dependent upon the extent to which cabozantinib gains market acceptance among physicians, patients, health care payers such as Medicare and Medicaid, and the medical community. If cabozantinib does not achieve an adequate level of acceptance, we may not generate significant future product revenues, and we may not become profitable. The degree of market acceptance of CABOMETYX, COMETRIQ and other cabozantinib products, if approved, will depend upon a number of factors, including:

•	the effectiveness, or perceived effectiveness, of cabozantinib in comparison to competing products;

•	the existence of any significant side effects of cabozantinib, as well as their severity in comparison to those of any competing products;

•	cabozantinib’s potential advantages or disadvantages in relation to alternative treatments;

•	the timing of market entry relative to competitive treatments;

•	indications for which cabozantinib is approved;

•	the ability to offer cabozantinib for sale at competitive prices;

•	relative convenience and ease of administration;

•	the strength of sales, marketing, medical affairs and distribution support; and

•	sufficient third-party coverage and by government and commercial and other payers.
If we are unable to maintain or scale adequate sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to do so, we may be unable to commercialize cabozantinib successfully.*
We have designed our commercial organization and strategic commercial approach to maintain flexibility in response to market opportunities. In connection with the FDA’s approval of CABOMETYX for the treatment of patients with advanced RCC, we increased our sales, marketing, market access and distribution capabilities. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Such expenses may be disproportionate compared to the revenues we may be able to generate and may have an adverse impact on our results of operations. We expect to be able to scale up our commercialization capabilities quickly if additional indications for cabozantinib are approved in the future, or to scale down, if necessary. Overall, we believe the design of our commercial organization, and our strategic commercial approach, are efficient, taking advantage of outsourcing options where prudent to maximize the effectiveness of our commercial expenditures. However, we believe the commercial opportunity for cabozantinib will grow over time, but we may not properly judge the requisite size, and experience of the commercialization teams or the scale of distribution necessary to market and sell cabozantinib successfully. Maintaining sales, marketing, medical affairs, and distribution capabilities is expensive and time-consuming. Such expenses may be eventually prove to be disproportionate compared to the revenues we may be able to generate on sales of cabozantinib, which could have an adverse impact on our results of operations. If we are unable to maintain adequate sales, marketing, medical affairs, and distribution capabilities, independently or with others, we may not be able to generate product revenues and our business may be adversely affected.
We currently rely on a single third party logistics provider to handle shipping and warehousing for our commercial supply of both CABOMETYX and COMETRIQ in the U.S. While we have expanded our U.S. distribution and pharmacy channels in connection with the approval of CABOMETYX by the FDA for the treatment of patients with advanced RCC in the United States, we still rely on a single specialty pharmacy to dispense COMETRIQ to patients in fulfillment of prescriptions in the United States. Furthermore, we rely on Ipsen for the commercialization and distribution of CABOMETYX and COMETRIQ in territories outside of the United States, Canada and Japan, as well as for access and distribution activities for the approved products under our named patient use, or NPU, program.
Our current and anticipated future dependence upon the activities, and legal and regulatory compliance, of these or other third parties may adversely affect our future profit margins and our ability to supply cabozantinib to the marketplace on a timely and competitive basis. For example, if one of the warehouses of our third party logistics provider suffers a fire or damage from another type of disaster, a significant portion of the commercial supply of CABOMETYX and COMETRIQ could be destroyed, resulting in a disruption in our commercialization efforts. These or other third parties may not be able to provide services in the time we require to meet our commercial timelines and objectives or to meet regulatory requirements. We may not be able to maintain or renew our arrangements with third parties, or enter into new arrangements, on acceptable terms, or at all. Third parties could terminate or decline to renew our arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for logistics services or distribution of cabozantinib on acceptable terms, our commercialization efforts may be delayed or otherwise adversely affected.
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
We expect that the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using our products, reduce product utilization and adversely affect our business and results of operations. It is unclear whether and to what extent, if at all, other potential developments resulting from the PPACA may provide us with additional revenue to offset the annual excise tax (on certain drug product sales) enacted under the PPACA, subject to limited exceptions. It is possible that the tax burden, if ours is not excepted, would adversely affect our financial performance. The PPACA, among other things, also established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D and expanded manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations. Moreover, certain politicians, including presidential candidates, have announced plans to regulate the prices of pharmaceutical products. We cannot know what form any such legislation may take or the market’s perception of how such legislation would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current products and/or those for which we may receive regulatory approval in the future.
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
Our competitors may develop products and technologies that impair the value of cabozantinib and cobimetinib.*
The pharmaceutical, biopharmaceutical and biotechnology industries are highly fragmented and are characterized by rapid technological change. In particular, the area of kinase-targeted therapies is a rapidly evolving and competitive field. We face, and will continue to face, intense competition from biotechnology, biopharmaceutical and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. Some of our competitors are further along in the development of their products than we are. In addition, delays in the further development of cabozantinib or cobimetinib for the treatment of additional tumor types, could allow our competitors to bring products to market before us. Our future success will depend upon our ability to maintain a competitive position with respect to technological advances and the shifting landscape of therapeutic strategy following the advent of immunotherapy. Our products may become less marketable if we are unable to successfully adapt our development strategy to address the likelihood that this new approach to treating cancer with immuno-oncoloy agents will become prevalent in indications for which our products are approved, most notably advanced RCC, and in additional indications where we may seek regulatory approval. Furthermore, the complexities of such a strategy may require collaboration with some of our competitors.
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
We lack the manufacturing capabilities necessary to enable us to produce cabozantinib for clinical development or for commercial sale and rely on third parties to do so, which subjects us to various risks.*
We do not have the manufacturing capabilities necessary to enable us to produce materials for our clinical trials or for commercial sale of cabozantinib in either its capsule formulation or tablet formulation, and rely on third party manufacturers to do so. These third parties must comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices and the European Commission’s Guidelines on Good Distribution Practice. Our current and anticipated future dependence upon these third parties may adversely affect our future profit margins and our ability to develop and commercialize cabozantinib on a timely and competitive basis. These third parties may not be able to produce material on a timely basis or manufacture material at the quality or in the quantity required to meet our development and commercial timelines and applicable regulatory requirements. We may not be able to maintain or renew our existing third party manufacturing and supply arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third party manufacturers and suppliers could terminate or decline to renew our manufacturing and supply arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our clinical trials and commercialization efforts may be delayed or otherwise adversely affected. This risk is especially acute during the current period as we continue to ramp up production of CABOMETYX for the treatment of patients advanced RCC in the United States.
Furthermore, if we are required to enter into new manufacturing or supply arrangements, we may not be able to obtain approval from the FDA of any alternate manufacturer or supplier in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of cabozantinib. Failure of our third party manufacturers or suppliers or us to obtain approval from the FDA or to comply with applicable regulations could result in sanctions being imposed on us, including fines, civil penalties, delays in or failure to grant marketing approval of cabozantinib, injunctions, suspension or withdrawal of approvals, license revocation, seizures or recalls of products and compounds, operating restrictions and criminal prosecutions, any of which could have a significant adverse effect on our business. Our third party manufacturers are subject to routine regulatory inspections. Failure of our third party manufacturers to meet these appropriate standards and/or perform manufacturing as required could result in a batch not passing quality inspection or meeting regulatory standards. This could result in product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could have also a significant adverse effect on our business.
Clinical testing of cabozantinib beyond advanced RCC and MTC is a lengthy, costly, complex and uncertain process and may fail to demonstrate safety and efficacy.*
Cabozantinib is being evaluated in a comprehensive development program for the treatment of advanced HCC and a variety of other indications beyond advanced RCC and MTC. Clinical trials are inherently risky and may reveal that cabozantinib is ineffective or has unacceptable toxicity or other side effects that may significantly decrease the likelihood of regulatory approval in such indications. For example, COMET-1 and COMET-2, our two phase 3 pivotal trials of cabozantinib in mCRPC, failed to meet their respective primary endpoints of demonstrating a statistically significant increase in OS for patients treated with cabozantinib as compared to prednisone and to demonstrate improvement in pain response for patients treated by cabozantinib as compared to mitoxantrone/prednisone. Based on the outcome of the COMET trials, we deprioritized the clinical development of cabozantinib in mCRPC.
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
If third parties upon which we rely do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize cabozantinib for the treatment of additional indications beyond advanced RCC and MTC.*
We do not have the ability to independently conduct clinical trials for cabozantinib, including our post-marketing commitments in connection with the approvals of CABOMETYX in advanced RCC and COMETRIQ in progressive, metastatic MTC, and we rely on third parties we do not control such as the federal government (including NCI-CTEP, with whom we have our CRADA), third-party contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or commercialize cabozantinib for additional indications beyond the approved advanced RCC indications and MTC indications in the United States and European Union.

Cabozantinib is subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize cabozantinib.
The activities associated with cabozantinib’s research, development and commercialization, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain additional regulatory approval for cabozantinib would prevent us from promoting its use in those indications. We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals in the United States and other foreign jurisdictions is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. For example, before an NDA or NDA supplement can be submitted to the FDA, or MAA to the EMA or any application or submission to regulatory authorities in other jurisdictions, the product candidate must undergo extensive clinical trials, which can take many years and require substantial expenditures.
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

As of September 30, 2016, we had $379.6 million in cash and investments, which included $293.8 million available for operations, $81.6 million of compensating balance investments that we are required to maintain on deposit with Silicon Valley Bank, and $4.2 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, and product revenues, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. Our capital requirements will depend on many factors, and we may need to use available capital resources and raise additional capital significantly earlier than we currently anticipate. Our capital requirements will depend on many factors including but not limited to:

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

•
the outcome of our arbitration against Genentech in which we have asserted claims related to Genentech’s clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the United States and Genentech’s counterclaim for breach of contract, seeking monetary damages and interest related to the cost allocations under the collaboration agreement;

•	the potential regulatory approval of cabozantinib as a treatment for previously untreated advanced RCC and in other indications, both in the United States and abroad;

•	future clinical trial results, notably the results from CELESTIAL, our phase 3 pivotal trial in patients with advanced HCC;

•	our future investments in the expansion of our pipeline through drug discovery and corporate development activities;

•
repayment of the Deerfield Notes (see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Important to Understanding Our Financial Condition and Results of Operations - Deerfield Notes” for a description of these notes) which mature on July 1, 2018, subject to a requirement to make a mandatory prepayment in each of 2017 and 2018 equal to 15% of certain revenues from collaborative arrangements (other than intercompany arrangements) received during the prior fiscal year, subject to a maximum annual prepayment amount of $27.5 million;

•	our ability to repay the Deerfield Notes with our common stock, which we are only able to do under specified conditions;

•	repayment of our term loan from Silicon Valley Bank, which had an outstanding balance at September 30, 2016, of $80.0 million and is due in May 2017;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the cost of clinical drug supply for our clinical trials;

•	trends and developments in the pricing of oncologic therapeutics in the United States and abroad, especially in the European Union;

•	scientific developments in the market for oncologic therapeutics and the timing of regulatory approvals for competing oncologic therapies; and

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights.
We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.*
We have incurred net losses since inception through September 30, 2016, with the exception of the 2011 fiscal year. For the nine months ended September 30, 2016, we incurred a net loss of $105.3 million and as of September 30, 2016, we had an accumulated deficit of $2.0 billion. These losses have had an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or when we will become profitable. Excluding fiscal 2011, our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. In addition, we are evaluating the expansion of our pipeline through drug discovery and corporate development activities. As a result, we expect to continue to incur substantial operating expenses and, consequently, we will need to generate significant additional revenues to achieve future profitability.
Since the launch of our first commercial product in January 2013, through September 30, 2016, we have generated an aggregate of $157.7 million in net product revenues. Other than sales of CABOMETYX and COMETRIQ, we have derived substantially all of our revenues since inception from collaborative research and development agreements, which depend on royalties, license fees, the achievement of milestones, and research funding we earn from any products developed from the collaborative research.
The amount of our net losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the United States; achievement of clinical, regulatory and commercial milestones and the amount of royalties, if any, from sales of CABOMETYX and COMETRIQ under our collaboration with Ipsen; our share of the net profits and losses for the commercialization of COTELLIC in the U.S. under our collaboration with Genentech (a member of the Roche group); the amount of royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech; other license and contract revenues; and, the level of our expenses, including commercialization activities for cabozantinib and any pipeline expansion efforts.
Our significant level of indebtedness could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.*
We have significant indebtedness and substantial debt service requirements as a result of the Deerfield Notes and our loan and security agreement with Silicon Valley Bank. As of September 30, 2016, our total consolidated indebtedness through maturity was $204.1 million (excluding trade payables). We may also incur additional indebtedness to meet future financing needs. If we incur additional indebtedness, it would increase our interest expense, leverage and operating and financial costs.
Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

•	making it more difficult for us to meet our payment and other obligations under the Deerfield Notes and our loan and security agreement with Silicon Valley Bank or our other indebtedness;

•	resulting in an event of default if we fail to comply with the covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable;

•	increasing our vulnerability to adverse economic and industry conditions;

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

•	limiting our flexibility in planning for, or reacting to, changes in our business;

•	dilution experienced by our existing stockholders as a result of the conversion of the Deerfield Notes into shares of common stock; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.
We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of the Deerfield Notes, our loan and security agreement with Silicon Valley Bank, or any indebtedness which we have incurred or may incur in the future, we would be in default, which would permit the holders of the Deerfield Notes or other indebtedness to accelerate the maturity of such notes or other indebtedness and could cause defaults under the Deerfield Notes, our loan and security agreement with Silicon Valley Bank or our other indebtedness. Any default under the Deerfield Notes, our loan and security agreement with Silicon Valley Bank, or any indebtedness that we have incurred or may incur in the future could have a material adverse effect on our business, results of operations and financial condition.
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
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this report we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since September 30, 2016, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.
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

•	the commercial success of both CABOMETYX and COMETRIQ and the revenues we generate from those approved products;

•	customer ordering patterns for CABOMETYX and COMETRIQ, which may vary significantly from period to period;

•	the overall level of demand for CABOMETYX and COMETRIQ, including the impact of any competitive products and the duration of therapy for patients receiving CABOMETYX or COMETRIQ;

•	costs associated with maintaining our expanded sales, marketing, medical affairs and distribution capabilities for CABOMETYX and COMETRIQ;

•	our ability to obtain regulatory approval for cabozantinib as a treatment of first-line advanced RCC;

•	the achievement of stated regulatory and commercial milestones, under our collaboration with Ipsen;

•
the outcome of our arbitration against Genentech in which we have asserted claims related to Genentech’s clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the United States and Genentech’s counterclaim for breach of contract, seeking monetary damages and interest related to the cost allocations under the collaboration agreement;

•	the progress and scope of other development and commercialization activities for cabozantinib and our other compounds;

•	future clinical trial results, notably the results from CELESTIAL, our phase 3 pivotal trial in patients with advanced HCC;

•	our future investments in the expansion of our pipeline through drug discovery and corporate development activities;

•	the inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;

•	recognition of upfront licensing or other fees or revenues;

•	payments of non-refundable upfront or licensing fees, or payment for cost-sharing expenses, to third parties;

•	the success rate of our efforts leading to milestone payments and royalties;

•	the introduction of new technologies or products by our competitors;

•	the timing and willingness of collaborators to further develop or, if approved, commercialize our product candidates out-licensed to them;

•	the termination or non-renewal of existing collaborations or third party vendor relationships;

•	regulatory actions with respect to our product candidates and any approved products or our competitors’ products;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	the timing and amount of expenses incurred for clinical development and manufacturing of cabozantinib;

•	adjustments to expenses accrued in prior periods based on management’s estimates after the actual level of activity relating to such expenses becomes more certain;

•	the impairment of acquired goodwill and other assets;

•	additions and departures of key personnel;

•	general and industry-specific economic conditions that may affect our or our collaborators’ research and development expenditures; and

•	other factors described in this “Risk Factors” section.
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

Future sales of our common stock or conversion of the Deerfield Notes, or the perception that such sales or conversions may occur, may depress our stock price.
A substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, upon vesting of restricted stock unit awards, upon sales under our employee stock purchase program, upon exercise of certain outstanding warrants and upon conversion of the Deerfield Notes. The issuance and sale of substantial amounts of our common stock, including upon conversion of the Deerfield Notes, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-related securities in the future at a time and price that we deem appropriate.
Certain provisions applicable to the Deerfield Notes could delay or prevent an otherwise beneficial takeover or takeover attempt.
Certain provisions applicable to the Deerfield Notes and the note purchase agreement governing the Deerfield Notes, could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a Major Transaction under the note purchase agreement governing the Deerfield Notes, holders of the Deerfield Notes will have the right to require us to purchase their notes in cash. In this case, and in other cases, our obligations under the Deerfield Notes and the note purchase agreement governing the Deerfield Notes, could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.
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
Our ability to use net operating losses to offset future taxable income may be subject to limitations.*
Under the Internal Revenue Code, or the Code, and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss carry-forwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carry-forwards before utilization. We concluded, as of December 31, 2015, that an ownership change, as defined under Section 382, had not occurred. However, if there is an ownership change under Section 382 of the Code in the future, we may not be able to utilize a material portion of our NOLs. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating United States federal taxable income. As described above, we have incurred significant net losses since our inception; thus, we do not know whether or when we will generate the United States federal taxable income necessary to utilize our NOLs. A full valuation allowance has been provided for the entire amount of our NOLs.
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

EXELIXIS, INC.

November 3, 2016	/s/ CHRISTOPHER J. SENNER
Date	Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Certificate of Ownership and Merger Merging X-Ceptor Therapeutics, Inc. with and into Exelixis, Inc.	8-K	000-30235	3.1	10/15/2014
3.5	Certificate of Change of Registered Agent and/or Registered Office of Exelixis, Inc.	8-K	000-30235	3.2	10/15/2014
3.6	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011
4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	4/7/2000
4.2	Amended and Restated Secured Convertible Note dated July 1, 2015 in favor of Deerfield Partners, L.P.	10-Q	000-30235	4.2	8/11/2015
4.3	Amended and Restated Secured Convertible Note dated July 1, 2015 in favor of Deerfield International Master Fund, L.P.	10-Q	000-30235	4.3	8/11/2015
4.4	Registration Rights Agreement dated January 22, 2014 by and among Exelixis, Inc., Deerfield Partners, L.P. and Deerfield International Master Fund, L.P.	8-K	000-30235	4.2	1/22/2014
4.5	Form of Warrant to Purchase Common Stock of Exelixis, Inc. issued to OTA LLC	10-Q	000-30235	4.5	11/10/2015
4.6	Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.1	8/14/2012
4.7	First Supplemental Indenture dated August 14, 2012 to Indenture dated August 14, 2012 by and between Exelixis, Inc. and Wells Fargo Bank, National Association	8-K	000-30235	4.2	8/14/2012
4.8	Form of 4.25% Convertible Senior Subordinated Note due 2019	8-K	000-30235	4.2 (Exhibit A)	8/14/2012
10.1	Form of Exchange Agreement Related to 4.25% Convertible Senior Subordinated Notes	8-K	000-30235	99.1	8/9/2016
10.2	Form of Exchange Agreement Related to 4.25% Convertible Senior Subordinated Notes	8-K	000-30235	99.1	8/22/2016
12.1	Statement Re Computation of Earnings to Fixed Charges					X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
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