Form 10-Q
period 2017-03-31
EXELIXIS, INC.
filed 2017-05-01
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2017, there were 292,512,348 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2017	December 31, 2016*
ASSETS
Current assets:
Cash and cash equivalents	$183,179	$151,686
Short-term investments	241,094	268,117
Trade and other receivables	34,076	40,444
Inventory	3,304	3,338
Prepaid expenses and other current assets	6,297	5,416
Total current assets	467,950	469,001
Long-term investments	47,351	55,601
Long-term restricted cash and investments	4,150	4,150
Property and equipment, net	2,594	2,071
Goodwill	63,684	63,684
Other long-term assets	1,251	1,232
Total assets	$586,980	$595,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,649	$6,565
Accrued compensation and benefits	14,490	20,334
Accrued clinical trial liabilities	14,478	14,131
Convertible notes	113,349	109,122
Term loan payable	—	80,000
Current portion of deferred revenue	30,662	19,665
Other current liabilities	24,659	18,969
Total current liabilities	202,287	268,786
Long-term portion of deferred revenue	261,236	237,094
Other long-term liabilities	3,707	541
Total liabilities	467,230	506,421
Commitments
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding: 292,302,330 and 289,923,798 at March 31, 2017 and December 31, 2016, respectively	292	290
Additional paid-in capital	2,086,483	2,072,591
Accumulated other comprehensive loss	(326)	(416)
Accumulated deficit	(1,966,699)	(1,983,147)
Total stockholders’ equity	119,750	89,318
Total liabilities and stockholders’ equity	$586,980	$595,739

*	The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Net product revenues	$68,877	$9,099
Collaboration revenues	12,010	6,328
Total revenues	80,887	15,427
Operating expenses:
Cost of goods sold	3,203	685
Research and development	23,210	28,926
Selling, general and administrative	34,260	34,857
Restructuring charges	28	94
Total operating expenses	60,701	64,562
Income (loss) from operations	20,186	(49,135)
Other expense, net:
Interest income and other, net	1,068	202
Interest expense	(4,420)	(10,290)
Total other expense, net	(3,352)	(10,088)
Income (loss) before income taxes	16,834	(59,223)
Income tax expense	134	—
Net income (loss)	$16,700	$(59,223)
Net income (loss) per share, basic	$0.06	$(0.26)
Net income (loss) per share, diluted	$0.05	$(0.26)
Shares used in computing net income (loss) per share, basic	290,870	228,304
Shares used in computing net income (loss) per share, diluted	309,535	228,304
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$16,700	$(59,223)
Other comprehensive income (1)	90	190
Comprehensive income (loss)	$16,790	$(59,033)
____________________

(1)
Other comprehensive income consisted solely of unrealized gains or losses, net on available-for-sale securities arising during the periods presented. There were nominal or no reclassification adjustments to net income (loss) resulting from realized gains or losses on the sale of securities and there was no income tax expense related to other comprehensive income during those periods.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$16,700	$(59,223)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	281	229
Stock-based compensation expense	4,713	11,185
Amortization of debt discounts and debt issuance costs	89	3,161
Accrual of interest paid in kind	2,068	1,936
Other	680	440
Changes in assets and liabilities:
Trade and other receivables	6,541	(4,956)
Inventory	34	144
Prepaid expenses and other current assets	(881)	(985)
Other long-term assets	(19)	241
Accounts payable	(1,916)	(744)
Accrued compensation and benefits	(5,844)	2,413
Accrued clinical trial liabilities	347	(1,936)
Accrued collaboration liability	—	3,736
Deferred revenue	35,139	198,802
Other current and long-term liabilities	10,926	2,367
Net cash provided by operating activities	68,858	156,810
Cash flows from investing activities:
Purchases of property and equipment	(808)	(682)
Proceeds from sale of property and equipment	4	107
Proceeds from maturities of restricted cash and investments	3,504	2,004
Purchase of restricted cash and investments	(3,504)	(2,004)
Proceeds from sale of investments	37,294	17
Proceeds from maturities of investments	122,507	30,108
Purchases of investments	(124,494)	(49,235)
Net cash provided by (used in) investing activities	34,503	(19,685)
Cash flows from financing activities:
Proceeds from exercise of stock options	9,675	37
Taxes paid related to net share settlement of equity awards	(1,543)	(1,914)
Principal payments on debt	(80,000)	—
Net cash used in financing activities	(71,868)	(1,877)
Net increase in cash and cash equivalents	31,493	135,248
Cash and cash equivalents at beginning of year	151,686	141,634
Cash and cash equivalents at end of year	$183,179	$276,882
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biopharmaceutical company committed to the discovery, development and commercialization of new medicines to improve care and outcomes for people with cancer. Since our founding in 1994, three products discovered at Exelixis have progressed through clinical development, received regulatory approval, and entered the commercial marketplace. Two are derived from cabozantinib, an inhibitor of multiple tyrosine kinases including MET, AXL, and VEGF receptors: CABOMETYX™ tablets approved for previously treated advanced kidney cancer and COMETRIQ® capsules approved for progressive, metastatic medullary thyroid cancer. The third product, COTELLIC®, is a formulation of cobimetinib, a selective inhibitor of MEK, marketed under a collaboration with Genentech (a member of the Roche Group), and is approved as part of a combination regimen to treat advanced melanoma.
Basis of Consolidation
The condensed consolidated financial statements include the accounts of Exelixis and those of our wholly-owned subsidiaries. These entities’ functional currency is the U.S. dollar. All intercompany balances and transactions have been eliminated.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included.
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2017 will end on December 29, 2017 and fiscal year 2016 ended on December 30, 2016. For convenience, references in this report as of and for the fiscal periods ended March 31, 2017 and April 1, 2016, and as of and for the fiscal years ended December 29, 2017 and December 30, 2016, are indicated as being as of and for the periods ended March 31, 2017 and March 31, 2016, and the years ended December 31, 2017 and December 31, 2016, respectively.
Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the SEC on February 27, 2017.
Use of Estimates
The preparation of our condensed consolidated financial statements conforms to accounting principles generally accepted in the U.S. which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, including deductions from revenues (such as rebates, chargebacks, sales returns and sales allowances), the period of performance, identification of deliverables and evaluation of milestones with respect to our collaborations, the amounts of revenues and expenses under our profit and loss sharing agreement, recoverability of inventory, certain accrued liabilities including accrued clinical trial liability, and stock-based compensation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

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
Following are the amounts (in thousands, except per share amounts) that should have been reported for the affected line items of the statement of operations, statement of comprehensive loss and statement of cash flows:

Three Months Ended March 31, 2016
Statement of Operations:
Interest expense, overstated by $2,124 for the three months ended March 31, 2016	$(10,290)
Total other expense, net, overstated by $2,124 for the three months ended March 31, 2016	$(10,088)
Net loss, overstated by $2,124 for the three months ended March 31, 2016	$(59,223)
Net loss per share, basic and diluted, overstated by $0.01 for the three months ended March 31, 2016	$(0.26)
Statements of Comprehensive Loss:
Comprehensive loss, overstated by $2,124 for the three months ended March 31, 2016	$(59,033)
Statements of Cash Flows (1):
Net loss, overstated by $2,124 for the three months ended March 31, 2016	$(59,223)
Accretion of debt discount and debt issuance costs, overstated by $2,124 for the three months ended March 31, 2016	$3,161
____________________

(1)	The error did not impact our net cash provided by or used in operating activities, financing activities or investing activities for any of the periods presented.
These errors did not affect any other caption or total in our unaudited condensed or annual consolidated financial statements as of and for the three months ended March 31, 2016. See “Note 1 - Organization and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for the amounts of the corrections and the amounts that should have been reported for 2015, 2014, 2013, and 2012 in the affected line items of the statements of operations, statements of comprehensive loss and statements of cash flows.
Reclassifications
Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to current period presentation. We reclassified $1.8 million in accrued product sales discounts payable to our customers as of December 31, 2016 from Other current liabilities to Trade and other receivables in the accompanying Condensed Consolidated Balance Sheets. We have also reclassified the related balances between the Changes in assets and liabilities line items in the accompanying Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 to conform the presentation of those line items to the corresponding presentation of assets and liabilities in our accompanying Condensed Consolidated Balance Sheets.

Segment Information
We operate as a single reportable segment.
Stock-Based Compensation
In January 2017, we adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”). ASU 2016-09 is aimed at the simplification of several aspects of the accounting for employee share-based payment transactions, including accounting for forfeitures, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.
Pursuant to the adoption of ASU 2016-09, we have made an election to record forfeitures when they occur. Previously, stock-based compensation was based on the number of awards expected to vest after considering estimated forfeitures. The change in accounting principle with regards to forfeitures was adopted using a modified retrospective approach, and no prior periods were restated as a result of this change in accounting principle, with a cumulative adjustment of $0.3 million to accumulated deficit and additional paid-in-capital as of January 1, 2017.
As a result of the adoption of ASU 2016-09, we also recorded an increase to the federal and state net operating losses of $56.9 million for excess tax benefits previously not included. The resulting increase to the deferred tax assets of approximately $21.2 million is offset by a corresponding increase to the valuation allowance, resulting in a net impact of zero on our income tax expense and our Condensed Consolidated Balance Sheets.
ASU 2016-09 also requires that cash paid to taxing authorities when directly withholding shares for tax withholding purposes should be classified as a financing activity. Previously, we classified such payments as operating cash flows. The change in accounting principle with regards to such cash flows was adopted using a retrospective approach. Accordingly, we reclassified $1.9 million in our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 to reflect a $1.9 million increase in Cash provided by operating activities and a corresponding increase to Cash used in financing activities.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended, becomes effective for us in the first quarter of fiscal year 2018, but allows us to adopt the standard one year earlier. We will adopt ASU 2014-09 in the first quarter of fiscal year 2018. ASU 2014-09 also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We will adopt ASU 2014-09 using the modified retrospective method.
The core principle of ASU 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. generally accepted accounting pronouncements. We do not expect that ASU 2014-09 will have a material impact on the recognition of revenue from product sales. We are still in the process of evaluating the effect that this guidance will have on revenue recognition from our collaboration agreements such as our arrangements with Ipsen Pharma SAS (“Ipsen”), Takeda Pharmaceutical Company Ltd. (“Takeda”) and Genentech. We expect our evaluation to be completed by the end of the second quarter of 2017.
NOTE 2: COLLABORATION AGREEMENTS
Ipsen Collaboration
In February 2016, we entered into a collaboration and license agreement with Ipsen (the “Ipsen Collaboration Agreement”) for the commercialization and further development of cabozantinib. Pursuant to the terms of the Ipsen Collaboration Agreement, Ipsen received exclusive commercialization rights for current and potential future cabozantinib indications outside of the U.S., Canada and Japan (the “Ipsen Territory”). The Ipsen Collaboration Agreement was

subsequently amended in December 2016 (the “Amendment”) to include commercialization rights in Canada in the Ipsen Territory. We have also agreed to collaborate with Ipsen on the development of cabozantinib for current and potential future indications.
In consideration for the exclusive license and other rights contained in the Ipsen Collaboration Agreement, Ipsen paid us an upfront nonrefundable payment of $200.0 million in March 2016. Additionally, as a result of the Amendment, we received a $10.0 million upfront nonrefundable payment from Ipsen in December 2016 and, as a result of the approval of cabozantinib in second-line renal cell carcinoma (“RCC”) by the European Commission (“EC”) in September 2016, we received a $60.0 million milestone in November 2016. We are receiving a 2% royalty on the initial $50.0 million of net sales by Ipsen, and are entitled to receive a 12% royalty on the next $100.0 million of net sales by Ipsen. After the initial $150.0 million of sales, we are entitled to receive a tiered royalty of 22% to 26% on annual net sales by Ipsen; these tiers will reset each calendar year. We are primarily responsible for funding cabozantinib-related development costs for those trials in existence at the time we entered into the Ipsen Collaboration Agreement; global development costs for additional trials will be shared between the parties, with Ipsen reimbursing us for 35% of such costs, provided Ipsen opts in to participate in such additional trials. Pursuant to the terms of the Ipsen Collaboration Agreement, we will remain responsible for the manufacture and supply of cabozantinib for all development and commercialization activities. As part of the collaboration agreement, we entered into a supply agreement pursuant to which we will supply finished, labeled product to Ipsen for distribution in the Ipsen Territories at our cost, as defined in the agreement, which excludes the 3% royalty we are required to pay GlaxoSmithKline on Ipsen’s Net Sales of any product incorporating cabozantinib.
The Ipsen Collaboration Agreement contains multiple deliverables consisting of intellectual property licenses, delivery of products and/or materials containing cabozantinib to Ipsen for all development and commercial activities, research and development services, and participation on the joint steering, development and commercialization committees (as defined in the Ipsen Collaboration Agreement). We determined that these deliverables do not have stand-alone value and accordingly, combined these deliverables into a single unit of accounting and allocated the entire arrangement consideration to that combined unit of accounting. As a result, the upfront payment of $200.0 million, received in the first quarter of 2016 and the $10.0 million upfront payment received in December 2016 in consideration for the development and commercialization rights in Canada are being recognized ratably over the term of the Ipsen Collaboration Agreement, through early 2030, which is the current estimated patent expiration of cabozantinib in the European Union. At the time we entered into the Ipsen Collaboration Agreement, we also determined that the $60.0 million milestone we achieved upon the approval of cabozantinib by the EC in second-line RCC was not substantive due to the relatively low degree of uncertainty and relatively low amount of effort required on our part to achieve the milestone as of the date of the collaboration agreement; the $60.0 million was deferred as of the date of the European Medicines Agency’s approval of cabozantinib in second-line RCC in September 2016 and is being recognized ratably over the term of the Ipsen Collaboration Agreement. The two $10.0 million milestones for the first commercial sales of CABOMETYX in Germany and the United Kingdom were determined to be substantive at the time we entered into the Ipsen Collaboration Agreement and were recognized as collaboration revenues in the fourth quarter of 2016. We determined that the remaining development and regulatory milestones are substantive and will be recognized as revenue in the periods in which they are achieved. We consider the contingent payments due to us upon the achievement of specified sales volumes to be similar to royalty payments. Reimbursements for development costs are classified as revenue as the development services represent our ongoing major or central operations.
During the quarter ended March 31, 2017, we reclassified $9.0 million of deferred revenue to Other current and long-term liabilities, and accordingly adjusted our amortization of the upfront payment of $200.0 million as a result of a change in operational responsibilities for certain clinical programs in the Ipsen Territory. As of March 31, 2017, we had paid $1.1 million toward the $9.0 million of reimbursements due to Ipsen for these clinical programs.
See “Note 2 - Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 27, 2017 for additional description of our collaboration agreement with Ipsen.

During the three months ended March 31, 2017 and 2016, collaboration revenues under the Ipsen Collaboration Agreement were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Amortization of upfront payments and deferred milestone	$4,305	$1,198
Royalty revenue	224	—
Development cost reimbursements	337	—
Product supply agreement revenue	991	—
Cost of supplied product	(991)	—
Royalty payable to GlaxoSmithKline on net sales by Ipsen	(336)	—
Collaboration revenues under the Ipsen Collaboration Agreement	$4,530	$1,198
As of March 31, 2017, short-term and long-term deferred revenue relating to the Ipsen Collaboration Agreement was $19.0 million and $224.4 million, respectively.
Genentech Collaboration
In December 2006, we out-licensed the development and commercialization of cobimetinib to Genentech pursuant to a worldwide collaboration agreement. Under the terms of our collaboration agreement with Genentech for cobimetinib, we are entitled to a share of U.S. profits and losses received in connection with the commercialization of cobimetinib. The profit and loss share has multiple tiers: we are entitled to 50% of profits and losses from the first $200.0 million of U.S. actual sales, decreasing to 30% of profits and losses from U.S. actual sales in excess of $400.0 million. In addition, we are entitled to low double-digit royalties on ex-U.S. net sales. In November 2013, we exercised an option under the collaboration agreement to co-promote in the U.S. In 2015, we began fielding 25% of the sales force promoting COTELLIC in combination with Zelboraf as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma.
In January 2017, we announced that Genentech had withdrawn its counterclaim against us in the ongoing JAMS arbitration concerning alleged breaches of the parties’ collaboration agreement. Genentech had asserted a counterclaim for breach of contract, which sought monetary damages and interest related to cost allocations under the collaboration agreement. When notifying the arbitral panel, and us, of this unilateral action, Genentech further stated that it is changing the manner in which it allocates promotional expenses of the COTELLIC plus Zelboraf (vemurafenib) combination therapy. Genentech’s revised allocation applies retrospectively and prospectively and substantially reduces our exposure to costs associated with promotion of the COTELLIC plus Zelboraf combination in the U.S. Notwithstanding Genentech’s change of approach, other significant issues remain in dispute between the parties. As a result, we will continue to press our position before the arbitral panel to obtain a just resolution of these claims. The ultimate outcome and timing of the arbitration is difficult to predict.
During the three months ended March 31, 2017 and 2016, ex-U.S. royalty revenues and U.S. losses under the collaboration agreement with Genentech were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Royalty revenues on ex-U.S. sales of COTELLIC included in Collaboration revenues	$2,298	$130
U.S. losses included in Selling, general and administrative expenses	$(626)	$(7,293)
The U.S. losses under the collaboration agreement include personnel and other costs we have incurred to co-promote COTELLIC plus Zelboraf in the U.S.
Royalty revenues from the collaboration agreement with Genentech are based on amounts reported to us by our collaboration partner and are recorded when such information becomes available to us; for 2017 such information is expected to be available in the current quarter and for 2016 such information was not available until the following quarter, meaning that in 2016 we recorded royalty revenues on a one quarter lag. As a result of this change, during the three months ended March 31, 2017 we recorded royalty revenues earned for both the fourth quarter of 2016 and the first quarter of 2017 of $1.1 million and $1.2 million, respectively.

Takeda Collaboration
On January 30, 2017, we entered into a collaboration and license agreement (the “Takeda Collaboration Agreement”) with Takeda for the commercialization and further clinical development of cabozantinib in Japan. Pursuant to the terms of the Takeda Collaboration Agreement, Takeda will have exclusive commercialization rights for current and potential future cabozantinib indications in Japan. The companies have also agreed to collaborate on the clinical development of cabozantinib in Japan. The operation and strategic direction of the parties’ collaboration will be governed through a joint executive committee and appropriate subcommittees.
In consideration for the exclusive license and other rights contained in the Takeda Collaboration Agreement, Takeda paid us an upfront nonrefundable payment of $50.0 million in February 2017. We will be eligible to receive development, regulatory and first-sales milestones of up to $95.0 million related to second-line RCC, first-line RCC and second-line hepatocellular carcinoma (“HCC”), as well as additional development, regulatory and first-sales milestone payments for potential future indications. The Takeda Collaboration Agreement also provides that we will be eligible to receive pre-specified payments of up to $83.0 million associated with potential sales milestones. We will also receive royalties on net sales of cabozantinib in Japan at an initial tiered rate of 15% to 24% on net sales for the first $300.0 million of cumulative net sales. Thereafter, the royalty rate will be adjusted to 20% to 30% on annual net sales.
Takeda will be responsible for 20% of the costs associated with the global cabozantinib development plan’s current and future trials, provided Takeda opts to participate in such future trials, and 100% of costs associated with the cabozantinib development activities that are exclusively for the benefit of Japan. Pursuant to the terms of the Takeda Collaboration Agreement, we will remain responsible for the manufacture and supply of cabozantinib for all development and commercialization activities under the collaboration. As part of the collaboration, the parties will enter into clinical and commercial supply agreements covering the manufacture and supply of cabozantinib for Takeda and a quality agreement setting forth in detail the quality assurance arrangements and procedures for our manufacture of cabozantinib.
The Takeda Collaboration Agreement may be terminated for cause by either party based on uncured material breach by the other party, bankruptcy of the other party or for safety reasons. For clarity, Takeda’s failure to achieve specified levels of commercial performance, based upon sales volume and/or promotional effort, during the first six years of the collaboration shall constitute a material breach of the Takeda Collaboration Agreement. We may terminate the agreement if Takeda challenges or opposes any patent covered by the Takeda Collaboration Agreement. At any time prior to August 1, 2023, the parties may mutually agree to terminate the Takeda Collaboration Agreement if Japan’s Pharmaceuticals and Medical Devices Agency is unlikely to grant approval of the marketing authorization application in any cancer indication in Japan. After the commercial launch of cabozantinib in Japan, Takeda may terminate the Takeda Collaboration Agreement upon twelve months’ prior written notice following the third anniversary of the first commercial sale of cabozantinib in Japan. Upon termination by either party, all licenses granted by us to Takeda will automatically terminate, and the licenses granted by Takeda to us shall survive such termination and shall automatically become worldwide.
The Takeda Collaboration Agreement contains multiple deliverables consisting of intellectual property licenses, delivery of products and/or materials containing cabozantinib to Takeda for all development and commercial activities, research and development services, and participation on the joint executive, development and commercialization committees (as defined in the Takeda Collaboration Agreement). We determined that these deliverables, other than the commercial supply and joint commercialization committee participation, are non-contingent in nature. The commercial supply deliverable was deemed contingent, primarily due to the fact that there is uncertainty around approval in Japan, which is dependent on successful bridging study results. We also determined that the non-contingent deliverables do not have stand-alone value, because each one of them has value only if we meet our obligation as a whole to provide Takeda with research and development services, including clinical supply of cabozantinib under the Takeda Collaboration Agreement. Accordingly, we combined the non-contingent deliverables into a single unit of accounting and allocated the $50.0 million upfront fee to that combined unit of accounting. We also determined that the level of effort required of us to meet our obligations under the Takeda Collaboration Agreement is not expected to vary significantly over the development period of the Takeda Collaboration Agreement. As a result, the upfront payment of $50.0 million, received in the first quarter of 2017, will be recognized ratably over the development period of the Takeda Collaboration Agreement of approximately four years. We determined that the development and regulatory milestones are substantive and will be recognized as revenue in the periods in which they are achieved. We consider the contingent payments due to us upon the achievement of specified sales volumes to be similar to royalty payments. We will record reimbursements for development costs as revenue as the development services represent a part of our ongoing major or central operations.

During the three months ended March 31, 2017, collaboration revenues under the Takeda Collaboration Agreement were as follows (in thousands):

Three Months Ended March 31, 2017
Amortization of upfront payment	$1,887
Development cost reimbursements	795
Collaboration revenues under the Takeda Collaboration Agreement	$2,682
As of March 31, 2017, short-term and long-term deferred revenue relating to the Takeda Collaboration Agreement was $11.3 million and $36.8 million, respectively.
Bristol-Myers Squibb Collaboration - First-Line Advanced RCC, Bladder Cancer and HCC Combination Studies
In February 2017, we entered into a clinical trial collaboration agreement with Bristol-Myers Squibb Company (“BMS Collaboration Agreement”) for the purpose of evaluating the combination of cabozantinib with nivolumab or of cabozantinib with nivolumab and ipilimumab in various tumor types, including, in a pivotal phase 3 trial in first-line advanced RCC, and in potential additional trials in bladder cancer and HCC. Pursuant to the terms of the BMS Collaboration Agreement, each party will grant to the other a non-exclusive, worldwide (within the collaboration territory as defined in the BMS Collaboration Agreement), non-transferable, royalty-free license to use the other party’s compounds in the conduct of each clinical trial. The parties’ efforts will be governed through a joint development committee established to guide and oversee the collaboration’s operation. Each trial will be conducted under a combination Investigational New Drug application, unless otherwise required by a regulatory authority. Each party will be responsible for supplying drug product for the applicable clinical trial and costs for each such trial will be shared equally between the parties, unless two Bristol-Myers Squibb Company (“BMS”) compounds will be utilized in such trial, in which case BMS will bear two-thirds of the costs for such study treatment arms and we will bear one-third of the costs. Unless earlier terminated, the BMS Collaboration Agreement will remain in effect until the completion of all clinical trials under the collaboration, all related trial data has been delivered to both parties and the completion of any then agreed upon analysis. Ipsen has opted in to participate in the phase 3 pivotal trial in first-line advanced RCC and will have access to the results to support potential future regulatory submissions. Ipsen may also participate in future studies at their choosing.
The Roche Group Collaboration
In February 2017, we entered into a clinical trial collaboration agreement with The Roche Group (“Roche”) for the purpose of evaluating the safety and tolerability of cabozantinib in combination with Roche’s atezolizumab in patients with locally advanced or metastatic solid tumors. Based on the dose-escalation results, the trial has the potential to enroll up to four expansion cohorts, including a cohort of patients with previously untreated advanced clear cell RCC and three cohorts of urothelial carcinoma, namely platinum eligible first-line patients, first or second-line platinum ineligible patients and patients previously treated with platinum-containing chemotherapy. Enrollment for this trial is scheduled to begin mid-year 2017. We will be the sponsor of the trial, and Roche will provide atezolizumab. Ipsen will participate in the study and have access to the results for potential future development in its territories.
GlaxoSmithKline Collaboration
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
In connection with the sales of COMETRIQ and CABOMETYX, during the three months ended March 31, 2017 and 2016, we recorded $2.7 million and $0.3 million, respectively, in royalties payable to GlaxoSmithKline. Royalty expense is included in Cost of goods sold for sales by us and as a reduction of Collaboration revenue for sales by Ipsen in the accompanying Condensed Consolidated Statements of Operations.

Other Collaborations
During the three months ended March 31, 2017, we recognized $2.5 million in contract revenues from a contingent payment received from BMS related to its ROR gamma program, and during the three months ended March 31, 2016, we recognized $5.0 million in contract revenues from a contingent payment received from Merck related to its worldwide license of our phosphoinositide-3 kinase-delta program. See “Note 2 - Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 27, 2017 for a description of our existing collaboration agreements.
NOTE 3: CASH AND INVESTMENTS
All of our cash equivalents and investments are classified as available-for-sale. The following tables summarize cash and cash equivalents, investments, and restricted cash and investments by balance sheet line item as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$183,179	$—	$—	$183,179
Short-term investments	241,247	22	(175)	241,094
Long-term investments	47,416	15	(80)	47,351
Long-term restricted cash and investments	4,150	—	—	4,150
Total cash and investments	$475,992	$37	$(255)	$475,774

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$151,686	$—	$—	$151,686
Short-term investments	268,234	13	(130)	268,117
Long-term investments	55,792	1	(192)	55,601
Long-term restricted cash and investments	4,150	—	—	4,150
Total cash and investments	$479,862	$14	$(322)	$479,554
Under our loan and security agreement with Silicon Valley Bank, we were required to maintain compensating balances on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates. The total collateral balance of $81.6 million as of December 31, 2016 is reflected in our Condensed Consolidated Balance Sheets in short-term investments; as a result of our repayment of the term-loan with Silicon Valley Bank, the compensating balance requirement was terminated as of March 29, 2017. See “Note 7 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 27, 2017 for more information regarding the collateral balance requirements under our Silicon Valley Bank loan and security agreement.
The following tables summarize our cash equivalents and investments by security type as of March 31, 2017 and December 31, 2016. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$44,641	$—	$—	$44,641
Commercial paper	193,968	—	—	193,968
Corporate bonds	175,244	37	(220)	175,061
U.S. Treasury and government sponsored enterprises	43,321	—	(35)	43,286
Total investments	$457,174	$37	$(255)	$456,956

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$71,457	$—	$—	$71,457
Commercial paper	165,375	—	—	165,375
Corporate bonds	152,712	3	(308)	152,407
U.S. Treasury and government sponsored enterprises	70,730	11	(14)	70,727
Total investments	$460,274	$14	$(322)	$459,966
Gains and losses on the sales of investments available-for-sale were nominal or zero during the three months ended March 31, 2017 and 2016.
All of our investments are subject to a quarterly impairment review. During the three months ended March 31, 2017 and 2016 we did not record any other-than-temporary impairment charges on our available-for-sale securities. As of March 31, 2017, there were 96 investments in an unrealized loss position with gross unrealized losses of $0.3 million and an aggregate fair value of $184.4 million. The investments in an unrealized loss position comprise corporate bonds with an aggregate fair value of $142.2 million and the remainder comprises securities issued by U.S. Treasury and government sponsored enterprises. The unrealized losses were not attributed to credit risk, but rather associated with the changes in interest rates. Based on the scheduled maturities of our investments, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The following table summarizes the fair value of securities classified as available-for-sale by contractual maturity as of March 31, 2017 (in thousands):

	Mature within One Year	After One Year through Two Years	Fair Value
Money market funds	$44,641	$—	$44,641
Commercial paper	193,968	—	193,968
Corporate bonds	132,355	42,706	175,061
U.S. Treasury and government sponsored enterprises	40,639	2,647	43,286
Total investments	$411,603	$45,353	$456,956
Cash is excluded from the table above. The classification of certain restricted investments is dependent upon the term of the underlying restriction on the asset and not the maturity date of the investment. Therefore, certain long-term restricted cash and investments have contractual maturities within one year.
NOTE 4. INVENTORY
Inventory consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$692	$863
Work in process	2,462	2,343
Finished goods	774	738
Total	3,928	3,944
Less: non-current portion included in Other assets	(624)	(606)
Inventory	$3,304	$3,338
We generally relieve inventory on a first-expiry, first-out basis. A portion of the manufacturing costs for inventory was incurred prior to regulatory approval of CABOMETYX and COMETRIQ and, therefore, was expensed as research and development costs when those costs were incurred, rather than capitalized as inventory. Write-downs related to excess and expiring inventory are charged to either Cost of goods sold or the cost of supplied product included in Collaboration revenues. Such write-downs were $0.5 million for the three months ended March 31, 2017; these amounts were nominal for the comparable period in 2016. The non-current portion of inventory consists of raw materials and a portion of active pharmaceutical ingredient which is included in work in process.
NOTE 5. DEBT
The amortized carrying amount of our debt consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Secured Convertible Notes due 2018 (“Deerfield Notes”)	$113,349	$109,122
Term loan payable	—	80,000
Total debt	$113,349	$189,122
See “Note 7 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 27, 2017 for additional information on the terms of our debt, including a description of the material features of the Deerfield Notes.
Deerfield Notes
As of March 31, 2017 and December 31, 2016, the outstanding principal balance on the Deerfield Notes was $113.9 million and $109.8 million, respectively, which, subject to certain limitations, is payable in cash or in stock at our discretion. The outstanding principal amount of the Deerfield Notes bears interest at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum.
Under the note purchase agreement, we may at our sole discretion, prepay all of the principal amount of the Deerfield Notes at a prepayment price equal to 105% of the outstanding principal amount of the Deerfield Notes, plus all accrued and unpaid interest through the date of such prepayment, plus, if prepaid prior to July 1, 2017, all interest that would have accrued on the principal amount of the Deerfield Notes between the date of such prepayment and July 1, 2017, if the outstanding principal amount of the Deerfield Notes as of such prepayment date had remained outstanding through July 1, 2017, plus all other accrued and unpaid obligations, collectively referred to as the Prepayment Price.
The Deerfield Notes are classified as a current liability as of March 31, 2017 and December 31, 2016 because we intend to repay the Deerfield Notes on or about July 1, 2017 at the Prepayment Price. We expect that cash and cash equivalents and short-term investments held at March 31, 2017 will be used to repay the Deerfield Notes.
The following is a summary of interest expense for the Deerfield Notes (in thousands):

	Three Months Ended March 31,
	2017	2016
Stated coupon interest	$2,068	$1,936
Interest paid in kind	2,068	1,936
Amortization of debt discount and debt issuance costs	89	93
Total interest expense	$4,225	$3,965
The balance of unamortized fees and costs was $0.4 million as of both March 31, 2017 and December 31, 2016, which is recorded as a reduction of the carrying amount of the Deerfield Notes on the accompanying Condensed Consolidated Balance Sheets. We are amortizing the remaining unamortized debt discount and debt issuance costs through the July 1, 2018 maturity date using the effective interest method at an effective interest rate of 15.2%.
Although we currently intend to repay the Deerfield Notes on or about July 1, 2017, if we do not prepay the Deerfield Notes by December 31, 2017, we may be required to make an additional mandatory prepayment in January 2018 equal to 15% of certain revenues from collaborative arrangements, which we refer to as Development/Commercialization Revenue, received during the fiscal year ending December 31, 2017, subject to a maximum prepayment amount of $27.5 million. However, we will only be obligated to make any such annual mandatory prepayment if the holders of the Deerfield Notes provide notice to us of their election to receive the prepayment. The definition of “Development/Commercialization

Revenue” expressly excludes any sale or distribution of drug or pharmaceutical products in the ordinary course of our business, and any proceeds from any sale of our intellectual property, subject to limited exceptions, but would include our share of the net profits from the commercialization of cobimetinib in the U.S. and the receipt of royalties from cobimetinib sales outside the U.S., if any. Pursuant to this requirement, if we do not prepay the Deerfield Notes by December 31, 2017, we may be required to make a mandatory prepayment of $8.2 million in January 2018.
Silicon Valley Bank Loan and Security Agreement
On March 29, 2017, we repaid all amounts outstanding under our term loan with Silicon Valley Bank which was initiated in June 2010 under our loan and security agreement with Silicon Valley Bank. The payment included $80.0 million in principal plus $0.1 million in accrued and unpaid interest. There was no gain or loss on the extinguishment of debt as a result of the repayment of the term loan. As of December 31, 2016, the outstanding principal balance due under the term loan was $80.0 million. Prior to our early repayment of the term loan, the principal amount outstanding under the term loan had accrued interest at 1.0% per annum, which was due and payable monthly.
In accordance with the terms of the loan and security agreement, we were required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement. We were entitled to retain income earned or the amounts maintained in such accounts. The total collateral balance as of December 31, 2016 was $81.6 million and is reflected in our Condensed Consolidated Balance Sheet in Short-term investments as the amounts were not restricted as to withdrawal. As a result of our repayment of the term-loan, the compensating balance requirement was terminated as of March 29, 2017.
NOTE 6. FAIR VALUE MEASUREMENTS
The following table sets forth the classification of our financial assets within the fair value hierarchy that were measured and recorded at fair value on a recurring basis as of March 31, 2017 and December 31, 2016. We did not have any financial liabilities measured and recorded at fair value on a recurring basis as of those dates. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	March 31, 2017
	Level 1	Level 2	Total
Money market funds	$44,641	$—	$44,641
Commercial paper	—	193,968	193,968
Corporate bonds	—	175,061	175,061
U.S. Treasury and government sponsored enterprises	—	43,286	43,286
Total financial assets	$44,641	$412,315	$456,956

	December 31, 2016
	Level 1	Level 2	Total
Money market funds	$71,457	$—	$71,457
Commercial paper	—	165,375	165,375
Corporate bonds	—	152,407	152,407
U.S. Treasury and government sponsored enterprises	—	70,727	70,727
Total financial assets	$71,457	$388,509	$459,966
We did not have any financial assets classified as Level 3 in the fair value hierarchy as of March 31, 2017 or December 31, 2016 and there were no transfers of financial assets classified as Level 3 during the three months ended March 31, 2017 or the year ended December 31, 2016.

The estimated fair value of our financial instruments that are carried at amortized cost is as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Deerfield Notes	$113,349	$121,895	$109,122	$121,220
Term loan payable	$—	$—	$80,000	$79,784
The carrying amounts of cash, trade and other receivables, accounts payable, accrued clinical trial liabilities, accrued compensation and benefits, and other liabilities approximate their fair values and are excluded from the tables above.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

•
When available, we value investments based on quoted prices for those financial instruments, which is a Level 1 input. Our remaining investments are valued using third-party pricing sources, which use observable market prices, interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing, which are Level 2 inputs.

•
We estimate the fair value of our debt instruments using the net present value of the payments. For the Deerfield Notes, we used a discount rate of 9.5%, which we estimate as our current borrowing rate for similar debt as of March 31, 2017, which is a Level 3 input. For the term loan payable, we used an interest rate that is consistent with money-market rates that would have been earned on our non-interest-bearing compensating balances as our discount rate, which is a Level 2 input.

NOTE 7. STOCK-BASED COMPENSATION
We recorded and allocated employee stock-based compensation expense for our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”) as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development expense	$1,478	$5,564
Selling, general and administrative expense	3,235	5,621
Total stock-based compensation expense	$4,713	$11,185
We use the Black-Scholes Merton option pricing model to value our stock options and ESPP purchases. The weighted average grant-date fair value of our stock options and ESPP purchases was as follows:

	Three Months Ended March 31,
	2017	2016
Stock options	$9.92	$2.51
ESPP	$3.71	$2.31
The fair value of stock options and ESPP purchases was estimated using the following assumptions:

	Stock Options
	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	1.62%	1.16%
Dividend yield	—%	—%
Expected volatility	64%	79%
Expected life	4.0 years	4.3 years

	Employee Stock Purchase Plan
	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	0.62%	0.51%
Dividend yield	—%	—%
Expected volatility	68%	81%
Expected life	6 months	6 months
We considered implied volatility as well as our historical volatility in developing our estimate of expected volatility. The expected life computation is based on historical exercise patterns and post-vesting termination behavior.
A summary of stock option activity for the three months ended March 31, 2017 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	24,999,665	$4.91
Granted	288,120	$20.16
Exercised	(2,297,358)	$4.29
Forfeited	(141,021)	$7.23
Options outstanding at March 31, 2017	22,849,406	$5.15	4.46 years	$377,392
Exercisable at March 31, 2017	16,456,810	$4.02	3.94 years	$290,400
As of March 31, 2017, a total of 1,548,149 shares were available for grant under our stock option plans
A summary of restricted stock unit (“RSU”) activity for the three months ended March 31, 2017 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Awards outstanding at December 31, 2016	2,469,791	$8.69
Awarded	135,750	$20.06
Vested and released	(178,898)	$4.42
Forfeited	(73,495)	$10.36
Awards outstanding at March 31, 2017	2,353,148	$9.62	1.87 years	$50,993
NOTE 8. INCOME TAXES
During the first quarter, we recorded income tax expense of $0.1 million, which is comprised of our computed income tax expense of $1.0 million reduced by $0.9 million of excess benefits associated with equity compensation. The income tax expense for the three months ended March 31, 2017 primarily relates to state taxes in jurisdictions outside of California, for which we have a limited operating history.

NOTE 9. NET INCOME (LOSS) PER SHARE
The following table sets forth a reconciliation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$16,700	$(59,223)
Net income allocated to participating securities - 2014 Warrants	(57)	—
Net income allocable to common stock for basic net income (loss) per share	16,643	(59,223)
Adjustment to net income allocated to participating securities	3	—
Net income allocable to common stock for diluted net income (loss) per share	$16,646	$(59,223)

Weighted-average shares of common stock outstanding	290,870	228,304
Dilutive securities:
Outstanding stock options, unvested RSUs and ESPP contributions	18,665	—
Weighted-average shares of common stock outstanding and dilutive securities	309,535	228,304

Net income (loss) per share, basic	$0.06	$(0.26)
Net income (loss) per share, diluted	$0.05	$(0.26)
The 2014 Warrants are participating securities and the warrant holders do not have a contractual obligation to share in our losses. See “Note 8 - Common Stock and Warrants” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 27, 2017 for a description of the 2014 Warrants.
The following table sets forth potentially dilutive shares of common stock that are not included in the computation of diluted net income (loss) per share because to do so would be anti-dilutive (in thousands):

	March 31
	2017	2016
2019 Notes	—	54,118
Deerfield Notes	33,890	33,890
Outstanding stock options, unvested RSUs and ESPP contributions	1,396	31,364
Warrants	—	1,000
Total potentially dilutive shares	35,286	120,372
The 2019 Notes were converted and redeemed between August and November 2016.
NOTE 10. CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject us to concentrations of credit risk are primarily trade and other receivables and investments. Investments consist of money market funds, commercial paper, corporate bonds with high credit quality, and U.S. Treasury and government sponsored enterprises. All investments are maintained with financial institutions that management believes are creditworthy.
Trade and other receivables are unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception. As of March 31, 2017, 21%, 18%, 16%, and 12% of our trade receivables are with Diplomat Specialty Pharmacy, Caremark L.L.C., affiliates of McKesson Corporation, and Accredo Health, Incorporated, respectively. All of these customers have historically paid promptly.

The following table sets forth the percentage of total revenues recognized by customer that represent 10% or more of total revenues:

	Three Months Ended March 31,
	2017	2016
Diplomat Specialty Pharmacy	25%	55%
Caremark L.L.C.	17%	—%
Affiliates of McKesson Corporation	14%	—%
Accredo Health, Incorporated	12%	—%
Merck	—%	32%
We have operations solely in the U.S., while some of our collaboration partners have headquarters outside of the U.S. and some of our clinical trials for cabozantinib are also conducted outside of the U.S. All of our long-lived assets are located in the U.S.
The following table shows the revenues earned by geographic region. Net product revenues are attributed to regions based on the delivery location. Collaboration revenues are attributed to regions based on where the collaboration partner is headquartered (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
U.S.	$73,675	$13,594
Europe	4,530	1,833
Japan	2,682	—
We recorded losses of $0.1 million and $0.2 million relating to foreign exchange fluctuations for three months ended March 31, 2017 and 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis contains forward-looking statements. These statements are based on Exelixis, Inc.’s (“Exelixis,” “we,” “our” or “us”) current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “expect,” “potential,” “will,” “goal,” “would,” “intend,” “continues,” “objective,” “anticipate,” “initiate,” “believe,” “could,” “plan,” “trend,” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Part II, Item 1A of this Form 10-Q, as well as those discussed elsewhere in this report.
This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission, or SEC, on February 27, 2017. Operating results are not necessarily indicative of results that may occur in future periods. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
Overview
We are a biopharmaceutical company committed to the discovery, development and commercialization of new medicines to improve care and outcomes for people with cancer. Since our founding in 1994, three products discovered at Exelixis have progressed through clinical development, received regulatory approval, and entered the commercial marketplace. Two are derived from cabozantinib, an inhibitor of multiple tyrosine kinases including MET, AXL, and VEGF receptors: CABOMETYX™ tablets approved for previously treated advanced kidney cancer and COMETRIQ® capsules approved for progressive, metastatic medullary thyroid cancer, or MTC. The third product, COTELLIC®, is a formulation of cobimetinib, a selective inhibitor of MEK, marketed under a collaboration with Genentech (a member of the Roche Group), and is approved as part of a combination regimen to treat advanced melanoma. Both cabozantinib and cobimetinib have shown potential in a variety of forms of cancer and are the subjects of broad clinical development programs.
While our commercialization efforts for CABOMETYX and COMETRIQ are focused in the U.S., we have licensed development and commercialization rights to cabozantinib outside of the U.S. to Ipsen Pharma SAS, or Ipsen, and Takeda Pharmaceutical Company Ltd., or Takeda. Ipsen has been granted rights to cabozantinib outside of the U.S. and Japan, and Takeda has been granted rights to cabozantinib in Japan. We are also closely working with Ipsen and Takeda on the further global development and commercialization of cabozantinib in other potential indications.
Beyond the U.S. Food and Drug Administration, or FDA, approved indications of cabozantinib for second-line advanced renal cell carcinoma, or RCC, and progressive, metastatic MTC, we are engaged in a broad development program composed of over 45 ongoing or planned clinical trials in additional tumor types, many of which are conducted through our Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute’s Cancer Therapy Evaluation Program, or NCI-CTEP or our investigator sponsored trial program. The most notable studies at this time are CELESTIAL, our company-sponsored phase 3 trial of cabozantinib in advanced hepatocellular carcinoma, or HCC, for which we anticipate the planned second interim analysis with 75% of all required events to take place in the second half of 2017, and CABOSUN, a randomized phase 2 trial comparing cabozantinib to sunitinib in the first-line treatment of intermediate- or poor-risk RCC patients, being conducted by The Alliance for Clinical Trials in Oncology, or The Alliance, through our CRADA with NCI-CTEP. In May 2016, The Alliance informed us that CABOSUN met its primary endpoint demonstrating a statistically significant and clinically meaningful improvement of progression-free survival compared with sunitinib. Based on these results, we are working towards the submission of a supplemental New Drug Application, or sNDA, in the third quarter of 2017 for cabozantinib as a treatment for first-line advanced RCC.
Cabozantinib has demonstrated clinical activity as a single agent in advanced RCC, and we are interested in further examining its potential in combination with immunotherapies to determine if outcomes for patients may be further improved. Building on preclinical and clinical observations that cabozantinib creates a more immune-permissive tumor environment potentially resulting in the cooperative activity of cabozantinib in combination with immune checkpoint inhibitors, we, in collaboration with Bristol-Myers Squibb Company, or BMS, plan to evaluate the combination of cabozantinib with nivolumab or with nivolumab and ipilimumab in various tumor types. This is expected to include a phase 3 trial in first-line advanced RCC, as well as studies in bladder cancer and HCC. We are also planning to initiate a phase 1b dose escalation study mid-year 2017 that will evaluate the safety and tolerability of cabozantinib in combination with Roche’s atezolizumab in patients with locally advanced or metastatic solid tumors.
In addition to these advances connected with cabozantinib, significant progress continues to be made with respect to the clinical development, regulatory status and commercial potential of cobimetinib under our collaboration agreement with Genentech. Genentech is now conducting two phase 3 pivotal trials exploring the combination of cobimetinib with atezolizumab in melanoma and colorectal carcinoma, and has announced plans to initiate a third phase 3 trial of cobimetinib in combination with atezolizumab in a distinct melanoma population in the second quarter of 2017. Roche recently announced that enrollment in the phase 3 trial of cobimetinib plus atzolizumab in colorectal carcinoma (IMblaze370) was completed in the first quarter of 2017.
First Quarter 2017 Business Development Updates and Financial Highlights
During the first quarter of 2017, we continued to build the infrastructure that will support our anticipated growth and evolution beyond our current product pipeline. Significant business development updates and financial highlights for the quarter include:
Business Development Updates

•	In January 2017, we entered into a collaboration and license agreement with Takeda for the commercialization and further clinical development of cabozantinib in Japan.

•
In February 2017, we announced results from a phase 1 trial evaluating the combination of cabozantinib with nivolumab or cabozantinib with nivolumab and ipilimumab in refractory metastatic urothelial carcinoma and other genitourinary tumors being conducted under our CRADA with NCI-CTEP. The primary endpoint of the trial was to determine the dose limiting toxicity and recommended phase 2 doses of the doublet and triplet combinations. The recommended doses for the ongoing expansion cohorts, based on encouraging tolerability, safety and activity profile were determined to be cabozantinib 40 mg daily plus nivolumab 3 mg/kg once every 2 weeks for the doublet and cabozantinib 40 mg daily, nivolumab 3 mg/kg plus ipilimumab 1 mg/kg every 3 weeks for 4 doses, then nivolumab 3 mg/kg every 2 weeks for the triplet.

•
In February 2017, we entered into a clinical trial collaboration agreement with BMS for the purpose of evaluating the combination of cabozantinib with nivolumab or cabozantinib with nivolumab and ipilimumab in various tumor types, including a planned phase 3 trial in first-line advanced RCC, and potential additional trials in bladder cancer and HCC. Ipsen has opted in to participate in the phase 3 pivotal trial in first-line advanced RCC and will have access to the results to support potential future regulatory submissions. Ipsen may also participate in future studies at their choosing.

•
In February 2017, we entered into a clinical trial collaboration with Roche pursuant to which we will evaluate cabozantinib and atezolizumab in locally advanced or metastatic solid tumors. Ipsen will participate in the study and have access to the results for potential future development in its territories.

•	In March 2017, the FDA granted orphan drug designation to cabozantinib for the treatment of HCC.
Financial Highlights

•
Net income for the first quarter 2017 was $16.7 million, or $0.06 per share, basic, and $0.05 per share, diluted, compared to a net loss of $(59.2) million, or $(0.26) per share, basic and fully diluted, for the first quarter of 2016.

•	Total revenues for the first quarter 2017 increased to $80.9 million, compared to $15.4 million for the first quarter of 2016.

•	Cost of goods sold for the first quarter 2017 increased to $3.2 million, compared to $0.7 million for the first quarter of 2016.

•	Research and development expenses for the first quarter 2017 decreased to $23.2 million, compared to $28.9 million for the first quarter of 2016.

•	Selling, general and administrative expenses for the first quarter 2017 decreased to $34.3 million, compared to $34.9 million for the first quarter of 2016.

•	Total other expense, net for the first quarter 2017 decreased to $3.4 million, compared to $10.1 million for the first quarter of 2016.

•	Cash and investments decreased to $475.8 million at March 31, 2017 as compared to $479.6 million at December 31, 2016.

•	In March 2017, we repaid all amounts outstanding under our term loan with Silicon Valley Bank, which was initiated in 2010 with an original maturity date of May 31, 2017.
See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.
Although we reported net income of $16.7 million for the three months ended March 31, 2017, we may not be able to maintain or increase profitability on a quarterly or annual basis and we are otherwise unable to accurately predict the extent of long-range future profits or losses. Excluding fiscal 2011 and the three months ended March 31, 2017, our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib during 2017. In addition, we intend to expand our product pipeline through the measured resumption of drug discovery and the evaluation of in-licensing and acquisition opportunities that align with our oncology drug expertise, which efforts could involve substantial costs. As a result, we are unable to predict the extent of any future profits or losses because we expect to continue to incur substantial operating expenses and, consequently, we will need to generate substantial revenues to maintain or increase profitability.
Challenges and Risks
We anticipate that we will continue to face a number of challenges and risks to our business that may impact our ability to execute on our 2017 business objectives. In particular, we anticipate that for the foreseeable future our ability to generate meaningful revenue to fund our commercial operations and our development and discovery programs is dependent upon the successful commercialization of CABOMETYX for the treatment of advanced RCC in territories where it has been or may be approved. The commercial potential of CABOMETYX for the treatment of advanced RCC remains subject to a variety of factors, most importantly, CABOMETYX’s perceived benefit/risk profile as compared to the benefit/risk profiles of other treatments available or currently in development for the treatment of advanced RCC. Our ability to generate meaningful product revenue from CABOMETYX is also affected by a number of other factors, including the extent to which coverage and reimbursement for CABOMETYX is available from government and other third-party payers. Obtaining and maintaining appropriate coverage and reimbursement for CABOMETYX is increasingly challenging due to, among other things, efforts by payors to contain and slow increases in healthcare costs in the U.S. and worldwide, as well as increasing policy interest in the U.S. with respect to controlling pharmaceutical drug pricing practices. Our ability to fulfill the commercial potential of cabozantinib also depends on our ability to expand the compound’s use by generating data in clinical development that will support regulatory approval of cabozantinib in additional indications. Our immediate focus in this regard is a potential regulatory approval of our sNDA for cabozantinib for first-line advanced RCC based upon data from CABOSUN. This approval represents a greater challenge than others because CABOSUN was not originally designed as a registrational trial. However, given the positive nature of CABOSUN results, we are planning to submit a sNDA to the FDA. Achievement of our 2017 business objectives will also depend on our ability to adapt our development and commercialization strategy to navigate the increasing prevalence of immunotherapy, which is both a competitive threat and a potential opportunity due to interest in the use of combination therapy to treat cancer. Furthermore, our research and development objectives may be curtailed as a result of operational challenges related to organizational growth as we resume drug discovery activities, and we may be unable to successfully identify appropriate candidates for in-licensing or acquisition.
Some of these challenges and risks are specific to our business, and others are common to companies in the pharmaceutical industry with development and commercial operations. For a complete discussion of challenges and risks we face, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2017 will end on December 29, 2017 and fiscal year 2016 ended on December 30, 2016. For convenience, references in this report as of and for the fiscal periods ended March 31, 2017 and April 1, 2016, and as of and for the fiscal years ended December 29, 2017 and December 30, 2016, are indicated as being as of and for the periods ended March 31, 2017 and March 31, 2016, and the years ended December 31, 2017 and December 31, 2016, respectively.

Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Product revenues:
Gross product revenues	$77,959	$10,614
Discounts and allowances	(9,082)	(1,515)
Net product revenues	68,877	9,099
Collaboration revenues:
License revenues (1)	6,192	1,198
Contract revenues (2)	2,500	5,000
Royalty and product supply revenues, net	2,186	130
Development cost reimbursements	1,132	—
Total collaboration revenues	12,010	6,328
Total revenues	$80,887	$15,427
Dollar change	$65,460
Percentage change	424%
____________________

(1)	Includes amortization of upfront payments.

(2)	Includes milestone payments.
Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
CABOMETYX	$62,359	$—
COMETRIQ	6,518	9,099
Net product revenues	$68,877	$9,099
Dollar change	$59,778
Percentage change	657%
The increase in net product revenues for the three months ended March 31, 2017, as compared to the comparable period in 2016, was primarily due to the impact of the commercial launch of CABOMETYX in late April 2016. CABOMETYX was approved by the FDA on April 25, 2016 as a treatment for patients with advanced RCC who have received prior anti-angiogenic therapy. The 28% decrease in net product revenues for COMETRIQ for the three months ended March 31, 2017, as compared to the comparable period in 2016, was primarily due to a 24% decrease in the number of COMETRIQ units sold in the U.S., as well as a decrease in units sold related to the termination of our agreement with SOBI, which was partially offset by an increase in the average selling price of the product. The decrease in COMETRIQ sales volume was primarily driven by the adoption of CABOMETYX by our customers.
License revenues for the three months ended March 31, 2017 consisted of the recognition of $4.3 million and $1.9 million of the upfront payments and non-substantive milestone received in 2016 in connection with our collaboration agreements with Ipsen and Takeda, respectively. License revenues during the comparable period in 2016 were $1.2 million and solely related to the collaboration agreement with Ipsen.
Contract revenues for the three months ended March 31, 2017 reflect recognition of the $2.5 million milestone earned from BMS related to the ROR Gamma program. Contract revenues for the comparable period in 2016 reflect a $5.0 million milestone earned from Merck related to its worldwide license of our phosphoinositide-3 kinase-delta program.

Royalty and product supply revenues, net, for the three months ended March 31, 2017 and 2016 primarily consisted of royalties on ex-U.S. net sales of COTELLIC under our collaboration agreement with Genentech for cobimetinib totaling $2.3 million and $0.1 million, respectively.
Development cost reimbursements for the three months ended March 31, 2017 consisted of $0.8 million and $0.3 million of reimbursements pursuant to our collaboration and license agreements with Takeda and Ipsen, respectively. There was no such development cost reimbursements during the comparable period in 2016.
Total revenues by significant customer were as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Diplomat Specialty Pharmacy	$19,850	$8,464
Caremark L.L.C.	13,819	—
Affiliates of McKesson Corporation	11,278	—
Accredo Health, Incorporated	9,440	—
Merck	—	5,000
Others, individually less than 10% of total revenues for all periods presented	26,500	1,963
Total revenues	$80,887	$15,427
We recognize net product revenue net of discounts and allowances that are further described in “Note 1. Organization and Summary of Significant Accounting Policies” to our “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on February 27, 2017. The activities and ending reserve balances for each significant category of discount and allowance were as follows (dollars in thousands):

	Chargebacks and discounts for prompt payment	Other customer credits and co-pay assistance	Rebates	Returns	Total
Balance at December 31, 2016	$1,802	$794	$2,627	$351	$5,574
Provision related to sales made in:
Current period	5,461	1,640	2,331	—	9,432
Prior periods	—	—	(350)	—	(350)
Payments and customer credits issued	(5,548)	(1,693)	(1,589)	—	(8,830)
Balance at March 31, 2017	$1,715	$741	$3,019	$351	$5,826
Chargebacks and discounts for prompt payment are recorded as a reduction of trade receivables and the remaining reserve balances are classified as Other current liabilities in the accompanying Condensed Consolidated Balance Sheets. Amounts presented as of December 31, 2016 have been restated to reflect that classification.
The increase in the reserve balance at March 31, 2017 was primarily the result of an increase in product sales volume. We expect our discounts and allowances as a percentage of gross product revenue to increase during the remainder of 2017 as our business evolves.
Cost of Goods Sold
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of goods sold	$3,203	$685
Gross margin	95%	92%
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty payable to GlaxoSmithKline on net sales of any product incorporating cabozantinib, indirect labor costs, the cost of manufacturing, write-downs related to expiring and excess inventory, and other third party logistics costs. Portions of the manufacturing costs for inventory were incurred prior to the regulatory approval of CABOMETYX and COMETRIQ and, therefore, were expensed as research and development costs when those costs were incurred, rather than capitalized as inventory. The sale of products containing previously expensed materials resulted in a 10% and 3% reduction in the Cost of goods sold during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, our inventory includes approximately $1.0 million of materials that were previously expensed, are not capitalized, and will not be charged to Costs of goods sold in future periods. Cost of goods sold also includes write-downs related to excess and expiring inventory. Such write-downs were $0.4 million for the three months ended March 31, 2017 and nominal for the comparable period in 2016.
The increase in Cost of goods sold was primarily related to the growth in sales of CABOMETYX due to the commercial launch of CABOMETYX in late April 2016.
Gross margin percentage is net product revenues less cost of goods sold, divided by net product revenues. The increase in gross margin for the three months ended March 31, 2017, as compared to the comparable period in 2016, was related to the change in product mix as CABOMETYX has a lower manufacturing cost than COMETRIQ.
Research and Development Expenses
Total research and development expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development expenses	$23,210	$28,926
Dollar change	$(5,716)
Percentage change	(20)%
Research and development expenses consist primarily of clinical trial expenses, personnel expenses, consulting and outside services, stock-based compensation, the allocation of general corporate costs, and temporary personnel expenses.
The decrease in research and development expenses for the three months ended March 31, 2017, as compared to the comparable period in 2016, was primarily related to clinical trial costs, which includes services performed by third-party contract research organizations and other vendors who support our clinical trials, and stock-based compensation; these decreases were partially offset by an increase in personnel expenses. The decrease in clinical trial costs was $4.4 million for the three months ended March 31, 2017, as compared to the comparable period in 2016. The decrease in clinical trial costs was predominantly due to decreases in costs related to METEOR, our phase 3 pivotal trial in advanced RCC and was partially offset by increases in costs related to CABOSUN, a randomized phase 2 trial of cabozantinib in patients with previously untreated advanced RCC with intermediate- or poor-risk disease conducted by The Alliance under our CRADA with NCI-CTEP. Stock-based compensation decreased by $4.1 million for the three months ended March 31, 2017 as compared to the comparable period in 2016, primarily due to the 2016 recognition of stock-based compensation expense pertaining to the performance-based stock-options tied to the acceptance and anticipated approval of our CABOMETYX New Drug Application, or NDA, filing with the FDA and a 2016 bonus to our employees in the form of fully-vested restricted stock units. These decreases were partially offset by personnel expenses which increased by $3.2 million for the three months ended March 31, 2017 as compared to the comparable period in 2016, primarily due to the hiring of medical science liaisons as a result of the launch of CABOMETYX and an increase in the accrual for bonuses.
We are focusing our development and commercialization efforts primarily on cabozantinib to maximize the therapeutic and commercial potential of this compound, and as a result, we expect our near-term research and development expenses to relate to the clinical development of cabozantinib. We expect to continue to incur significant development costs for cabozantinib in future periods as we evaluate its potential in a broad development program comprising approximately 45 ongoing or planned clinical trials across multiple indications. The most notable study of this program is CELESTIAL, our company-sponsored phase 3 trial of cabozantinib in advanced HCC. In addition, postmarketing commitments in connection with the approval of COMETRIQ in progressive, metastatic MTC dictate that we conduct an additional study in that indication. As a result, we expect our research and development expenses to increase as we continue to develop cabozantinib and our pipeline.
The length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, our decisions to develop a product candidate for additional indications, and whether we pursue development of the product candidate or a particular indication with a collaborator or independently. For example, cabozantinib is being developed in multiple indications, and we do not yet know how many of those indications we will ultimately pursue regulatory approval for. In this regard, our decisions to pursue regulatory approval of cabozantinib for additional indications depend on several variables outside of our control, including the strength of the data generated in our prior, ongoing and potential future clinical trials. Furthermore, the scope and number of clinical trials required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential indications that we may elect to pursue, and even after having given such input applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. As a condition to any regulatory approval, we may also be subject to postmarketing development commitments, including additional clinical trial requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs for cabozantinib or for any other research and development projects.
In any event, our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in receipt of the necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected, including cabozantinib in any additional indications. In addition, clinical trials of our potential product candidates may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Selling, General and Administrative Expenses
Total selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Selling, general and administrative expenses	$34,260	$34,857
Dollar change	$(597)
Percentage change	(2)%
Selling, general and administrative expenses consist primarily of personnel expenses, consulting and outside services, employee stock-based compensation, legal and accounting costs, travel and entertainment, marketing and facility costs.
The decrease in selling, general and administrative expenses for the three months ended March 31, 2017, as compared to the comparable period in 2016, was primarily related to decreases in marketing costs and stock-based compensation; those decreases were almost entirely offset by increases in personnel expenses and legal and accounting costs. Marketing costs decreased by $6.7 million for the three months ended March 31, 2017, as compared to the comparable period in 2016, primarily due to a decrease in losses under our collaboration agreement with Genentech. Stock-based compensation decreased by $2.4 million for the three months ended March 31, 2017, as compared to the comparable period in 2016, primarily due to the 2016 recognition of stock-based compensation expense pertaining to the performance-based stock-options tied to the acceptance and anticipated approval of our CABOMETYX NDA filing with the FDA and a 2016 bonus to our employees in the form of fully-vested restricted stock units. Personnel expenses increased by $6.6 million for the three months ended March 31, 2017, as compared to the comparable period in 2016, primarily due to an increase in headcount connected with the build-out of our U.S. commercial organization as a result of the launch of CABOMETYX, as well as an increase in incentive compensation and the accrual for bonuses. Legal and accounting expenses increased by $1.3 million for the three months ended March 31, 2017, as compared to the comparable period in 2016, primarily due to increases in legal costs related to our dispute with Genentech.
Other Expense, Net
Certain historical amounts in Other expense, net have been revised to reflect the correction of the accounting for non-cash interest expense associated with our previously-outstanding 4.25% Convertible Senior Subordinated Notes due 2019, or the 2019 Notes. See “Note 1 - Organization and Summary of Significant Accounting Policies - Correction of an Immaterial Error” in the Notes to the Condensed Consolidated Financial Statements for additional information on the correction.

Other expense, net, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Interest income and other, net	$1,068	$202
Interest expense	(4,420)	(10,290)
Total other expense, net	$(3,352)	$(10,088)
Dollar change	$6,736
Percentage change	(67)%
Other expense, net consists primarily of interest expense incurred on our debt and interest income earned on our cash and investments.
Interest expense decreased by $5.9 million for the three months ended March 31, 2017, as compared to the comparable period in 2016, primarily due to conversions and the redemption of the 2019 Notes during the third and fourth quarters of 2016. We expect our interest expense will continue to decrease as a result of interest savings from the repayment of the Silicon Valley Bank term loan in March 2017 and the anticipated prepayment of the Secured Convertible Notes due 2018, or the Deerfield Notes, on or about July 1, 2017.
Interest income increased by $0.7 million for the three months ended March 31, 2017, as compared to the comparable period in 2016, primarily due to both an increase in our investment balances and an increase in the yield earned on those investments.
Income Tax Expense
Income tax expense was as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Income tax expense	$134	$—
Income tax expense for the three months ended March 31, 2017 primarily relates to state taxes in jurisdictions outside of California, for which we have a limited operating history. Our historical losses are sufficient to fully offset any federal taxable income.
Liquidity and Capital Resources
We have incurred net losses in every fiscal year since our inception, with the exception of the 2011 fiscal year, and as of March 31, 2017, we had an accumulated deficit of $2.0 billion. Although we reported net income of $16.7 million for the three months ended March 31, 2017, we may not be able to maintain or increase profitability on a quarterly or annual basis and we are otherwise unable to accurately predict the extent of long-range future profits or losses. Excluding fiscal 2011 and the three months ended March 31, 2017, our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib during 2017. In addition, we intend to expand our product pipeline through the measured resumption of drug discovery and the evaluation of in-licensing and acquisition opportunities that align with our oncology drug expertise, which efforts could involve substantial costs. As a result, we are unable to predict the extent of any future profits or losses because we expect to continue to incur substantial operating expenses and, consequently, we will need to generate substantial revenues to maintain or increase profitability.
Since the launch of our first commercial product in January 2013, through March 31, 2017, we have generated an aggregate of $278.5 million in net product revenues, including $68.9 million for the three months ended March 31, 2017. Other than sales of CABOMETYX and COMETRIQ, we have derived substantially all of our revenues since inception from collaborative arrangements, including upfront and milestone payments and research funding we earn from any products developed from the collaborative research. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; achievement of clinical, regulatory and commercial milestones and the amount of royalties, if any, from sales of CABOMETYX and COMETRIQ under our collaboration with Ipsen; our share of the net profits and losses for the commercialization of COTELLIC in the U.S. under our collaboration with Genentech; the amount of royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech; other license and contract revenues; and the level of our expenses, including commercialization activities for cabozantinib and any pipeline expansion efforts.
As of March 31, 2017, we had $475.8 million in cash and investments, which included $471.6 million available for operations and $4.2 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, product revenues and collaboration revenues, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. The sufficiency of our cash resources depends on numerous assumptions, including assumptions related to product sales and operating expenses, as well as the other factors set forth in “Risk Factors” under the headings “Risks Related to our Capital Requirements and Financial Results,” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we may not have the cash resources to fund our current and future operating plans, which could have a material adverse effect on our business. In addition, we intend to prepay the Deerfield Notes in full on or about July 1, 2017, which will require the use of a substantial portion of our cash resources. Our commitment of cash resources to the prepayment of the Deerfield Notes could limit our ability to fund our current and future operating plans, which in turn could require us to raise additional funds, which we may be unable to do. We may also choose to raise additional funds through the issuance of equity or debt to meet our business objectives.
Sources and Uses of Cash
The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities:
Net income (loss)	$16,700	$(59,223)
Adjustments to reconcile net income (loss) to net cash used in operating activities	7,831	16,951
Changes in operating assets and liabilities	44,327	199,082
Net cash provided by operating activities	68,858	156,810
Net cash provided by (used in) investing activities	34,503	(19,685)
Net cash used in financing activities	(71,868)	(1,877)
Net increase in cash and cash equivalents	31,493	135,248
Cash and cash equivalents at beginning of period	151,686	141,634
Cash and cash equivalents at end of period	$183,179	$276,882
Operating Activities
Cash flows provided by operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash provided by operating activities is derived by adjusting our net income (loss) for: non-cash operating items such as depreciation and amortization, non-cash interest expense and share-based compensation charges; and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our Condensed Consolidated Results of Operations. Our operating activities provided cash of $68.9 million for the three months ended March 31, 2017, compared to $156.8 million for the same period in 2016. The decrease in cash provided by operating activities was primarily due to the upfront nonrefundable payment of $200.0 million received from Ipsen in the three months ended March 31, 2016 in consideration for the exclusive license and other rights contained our collaboration and license agreement with Ipsen. That decrease was partially offset by a $59.8 million increase in net product revenues and the upfront nonrefundable payment of $50.0 million received from Takeda in the three months ended March 31, 2017 in consideration for the exclusive license and other rights contained in our collaboration and license agreement with Takeda.
Investing Activities
Our investing activities provided cash of $34.5 million for the three months ended March 31, 2017, compared to $19.7 million of cash used for investing activities during same period in 2016.

Cash provided by investing activities for the three months ended March 31, 2017 was primarily due to cash provided by the maturity of investments of $126.0 million and the sale of investments of $37.3 million, less cash used for investment purchases of $128.0 million.
Cash used in investing activities for the three months ended March 31, 2016 was primarily due to the use of cash for investment purchases of $51.2 million, less cash provided by the maturity of unrestricted and restricted investments of $32.1 million.
Financing Activities
Cash used in financing activities was $71.9 million for the three months ended March 31, 2017, compared to $1.9 million for the same period in 2016.
Cash used in financing activities for the three months ended March 31, 2017 was primarily a result of the full repayment of the $80.0 million outstanding under our term loan with Silicon Valley Bank, partially offset by $9.7 million in proceeds from the exercise of stock options.
Cash used in financing activities for the three months ended March 31, 2016 was primarily related to employees’ tax withholding paid to taxing authorities from shares withheld on stock awards.
Over the next 15 months, we are required to make significant payments on the Deerfield Notes. See “Note 5 - Debt” in the Notes to the Condensed Consolidated Financial Statements for a description of those payment obligations. We intend to repay the Deerfield Notes early, on or about July 1, 2017, at a prepayment price equal to 105% of the outstanding principal amount of the Deerfield Notes, plus all accrued and unpaid interest through the date of such prepayment, plus, if prepaid prior to July 1, 2017, all interest that would have accrued on the principal amount of the Deerfield Notes between the date of such prepayment and July 1, 2017.
Contractual Obligations
We have contractual obligations in the form of debt, operating leases, purchase obligations and other long-term liabilities. On March 29, 2017, we repaid all amounts outstanding under our term loan with Silicon Valley Bank which was initiated in June 2010 under our loan and security agreement with Silicon Valley Bank. See “Note 5 - Debt” in the accompanying Notes to the Condensed Consolidated Financial Statements for more information on our loan and security agreement with Silicon Valley Bank. There were no other material changes outside of the ordinary course of business in our contractual obligations from those as of December 31, 2016.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.
Critical Accounting Estimates
The preparation of our Condensed Consolidated Financial Statements conforms to accounting principles generally accepted in the U.S. which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our Condensed Consolidated Financial Statements. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, including deductions from revenues (such as rebates, chargebacks, sales returns and sales allowances), the period of performance, identification of deliverables and evaluation of milestones with respect to our collaborations, the amounts of revenues and expenses under our profit and loss sharing agreement, recoverability of inventory, certain accrued liabilities including accrued clinical trial liability, and stock-based compensation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results could differ materially from those estimates.

We believe our critical accounting policies relating to inventory, revenue recognition, clinical trial accruals and share based compensation reflect the more significant estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements.
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2017, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 27, 2017.
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1 - Organization and Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q and “Note 1 - Organization and Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K filed with the SEC on February 27, 2017.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks at March 31, 2017 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 27, 2017.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. As of March 31, 2017, a decrease in the interest rates of one percentage point would have had a net positive change in the fair value of interest rate sensitive assets and liabilities of $0.4 million as compared to a net adverse change in the fair value of $(0.3) million as of December 31, 2016.
In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. As of March 31, 2017, and December 31, 2016, approximately $1.9 million and $2.2 million, respectively, of our accrued clinical trial liability was owed in foreign currencies. An adverse change of one percentage point in the foreign currency exchange rates would not have resulted in a material impact as of either of the dates presented. We recorded losses of $0.1 million and $0.2 million relating to foreign exchange fluctuations for three months ended March 31, 2017 and 2016, respectively.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On June 3, 2016, we filed a Demand for Arbitration before JAMS in San Francisco, California asserting claims against Genentech (a member of the Roche Group) related to its clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the U.S.
In December 2006, we entered into a worldwide collaboration for the development and commercialization of cobimetinib with Genentech. The terms of the collaboration agreement provide Genentech with authority over the global development and commercialization plans for cobimetinib and the execution of those plans. The collaboration agreement further provides that we are entitled to an initial equal share of U.S. profits and losses for cobimetinib, with our share decreasing as sales increase, as well as low double-digit royalties on ex-U.S. net sales of cobimetinib. To date, cobimetinib has been approved for use exclusively in combination with Zelboraf® (vemurafenib) and launched by Genentech in the U.S. and multiple other territories, including the European Union, Canada, Australia and Brazil, as a treatment for patients with advanced melanoma harboring a BRAF V600E or V600K mutation. It is marketed as COTELLIC.
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
On July 13, 2016, Genentech asserted a counterclaim for breach of contract seeking monetary damages and interest related to the cost allocations under the collaboration agreement. On December 29, 2016, Genentech withdrew its counterclaim against us and stated that it would unilaterally change its approach to allocation of promotional expenses arising from commercialization of the COTELLIC plus Zelboraf combination therapy, both retrospectively and prospectively. We believe this revised allocation approach has substantially reduced our exposure to costs associated with promotion of the COTELLIC plus Zelboraf combination in the U.S. Notwithstanding Genentech’s change of approach, other significant issues remain in dispute between the parties. Genentech’s action does not address the claims in our demand for arbitration related to Genentech’s clinical development of cobimetinib, or pricing and promotional costs for COTELLIC in the U.S., nor does it fully resolve claims over revenue allocation. And, Genentech has not clarified how it intends to allocate promotional costs incurred with respect to the promotion of other combination therapies that include cobimetinib for other indications that may be developed or are in development and may be approved. As a result, we will continue to press our position before the arbitral panel to obtain a just resolution of these claims. The ultimate outcome and timing of the arbitration is difficult to predict.
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
We have marked with an asterisk (*) those risk factors below that reflect substantive changes in risks facing us from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2016 filed with the Securities and Exchange Commission on February 27, 2017.
Risks Related to Our Business and Industry
Our future prospects are critically dependent upon the commercial success of CABOMETYX for advanced RCC and the further clinical development and commercial success of cabozantinib in additional indications.
Our mission is to maximize the clinical and commercial potential of cabozantinib and cobimetinib and position Exelixis for future growth through the resumption of our discovery efforts and expansion of our development pipeline. We anticipate that for the foreseeable future our ability to generate meaningful revenue to fund our commercial operations and our development and discovery programs is dependent upon the successful commercialization of CABOMETYX for the treatment of advanced RCC in territories where it has been or may soon be approved. The commercial potential of CABOMETYX for the treatment of advanced RCC remains subject to a variety of factors, most importantly, CABOMETYX’s perceived benefit/risk profile as compared to the benefit/risk profiles of other treatments available or currently in development for the treatment of advanced RCC. If revenue from CABOMETYX decreases, we may need to reduce our operating expenses or raise additional funds to execute our business plan, which would have a material adverse effect on our business and financial condition, results of operations and growth prospects. Furthermore, as a consequence of our exclusive collaboration agreement with Ipsen, we rely heavily upon Ipsen’s regulatory, commercial, medical affairs, and other expertise and resources for commercialization of CABOMETYX in territories outside of the U.S. and Japan. If Ipsen is unable to, or does not invest the resources necessary to, successfully commercialize CABOMETYX for the treatment of advanced RCC in the European Union and other international territories where it may be approved, this could reduce the amount of revenue we are due to receive under our collaboration agreement with Ipsen, thus resulting in harm to our business and operations.
We also believe that there are commercial opportunities for cabozantinib in therapeutic indications beyond advanced RCC, and we are dedicating substantial proprietary resources to developing cabozantinib into a potentially broad and significant oncology franchise. Even following the approval of CABOMETYX for the treatment of advanced RCC in the U.S. and European Union, our success remains contingent upon, among other things, successful clinical development, regulatory approval and market acceptance of cabozantinib in additional indications, such as first-line RCC, advanced HCC, non-small cell lung cancer, and other forms of cancer. With the planned second interim analysis from CELESTIAL anticipated in the second half of 2017, and a final analysis, if needed in 2018, we expect growth of the cabozantinib oncology franchise to be most immediately impacted by the clinical trial results of cabozantinib in advanced HCC. However, the historical rate of failures for product candidates in clinical development is high. Should we prove unsuccessful in the further development of cabozantinib beyond MTC or advanced RCC, we may be unable to execute our business plan and our revenues and financial condition would be materially adversely affected.
We are heavily dependent on our partner, Genentech (a member of the Roche group), for the successful development, regulatory approval and commercialization of cobimetinib.
The terms of our collaboration agreement provide Genentech with exclusive authority over the global development and commercialization plans for cobimetinib and the execution of those plans. We have no effective influence over those plans and are heavily dependent on Genentech’s decision making. The collaboration agreement provides that we are entitled to a share of U.S. profits and losses received in connection with commercialization of cobimetinib. We are also entitled to low double-digit royalties on ex-U.S. net sales of cobimetinib. In both cases, we are heavily dependent on Genentech’s internal accounting procedures for determining how much, if any, profit we may derive from the collaboration. In connection with the commercialization of COTELLIC, we believed Genentech’s pricing of, and cost and revenue allocations for, COTELLIC, as determined exclusively by Genentech, have been contrary to the applicable terms of the collaboration agreement. We raised this concern with Genentech, along with other material concerns regarding Genentech’s performance under the collaboration agreement, but were unable to come to resolution on any of these issues. Accordingly, on June 3, 2016, following a 30-day dispute resolution period, we filed a demand for arbitration asserting claims against Genentech related to its clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations in connection with COTELLIC’s commercialization in the U.S. Soon thereafter, Genentech asserted a counterclaim for breach of contract seeking monetary damages and interest related to the cost allocations under the collaboration agreement. On December 29, 2016, Genentech withdrew its counterclaim against us and stated that it would unilaterally change its approach to allocation of promotional expenses arising from commercialization of the COTELLIC plus Zelboraf combination therapy, both retrospectively and prospectively. Notwithstanding Genentech’s change of approach, other significant issues remain in dispute between the parties. Genentech’s action does not address the claims in our demand for arbitration related to Genentech’s clinical development of cobimetinib, or pricing and promotional costs for COTELLIC in the U.S., nor does it fully resolve claims over revenue allocation. And, Genentech has not clarified how it intends to allocate promotional costs incurred with respect to the promotion of other combination therapies that include cobimetinib for other indications that may be developed or are in development and may be approved. As a result, we will continue to press our position before the arbitral panel to obtain a just resolution of these claims. The ultimate outcome and timing of the arbitration is difficult to predict.
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
The commercial success of cabozantinib, as CABOMETYX tablets for advanced RCC and as COMETRIQ capsules for MTC, and if approved for additional indications, will depend upon the degree of market acceptance among physicians, patients, health care payers, and the medical community.
Our ability to successfully commercialize cabozantinib, as CABOMETYX tablets for advanced RCC and COMETRIQ capsules for MTC is, and if approved for additional indications, will be, highly dependent upon the extent to which cabozantinib gains market acceptance among physicians, patients, health care payers such as Medicare, Medicaid and commercial plans and the medical community. If cabozantinib does not achieve an adequate level of acceptance, we may not generate significant future product revenues. The degree of market acceptance of CABOMETYX, COMETRIQ and other cabozantinib products, if approved, will depend upon a number of factors, including:

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
If we are unable to maintain or scale adequate sales, marketing, market access and distribution capabilities or enter into or maintain agreements with third parties to do so, we may be unable to maximize product revenues and our business, financial condition, results of operations and prospects may be adversely affected.*
In connection with the FDA’s approval of CABOMETYX for the treatment of patients with advanced RCC, we substantially increased our sales, marketing, market access, medical affairs and product distribution capabilities. Establishing and maintaining these capabilities requires significant resources. Such expenses may be disproportionate compared to the revenues we may be able to generate on sales of cabozantinib, which may have an adverse impact on our results of operations. If we cannot maintain effective sales, marketing, market access, medical affairs and product distribution capabilities, we may be unable to maximize the commercial potential of cabozantinib in its approved indications. Also, to the extent that the commercial opportunities for cabozantinib grow over time, we may not properly judge the requisite size and experience of the commercialization teams or the scale of distribution necessary to market and sell cabozantinib successfully. If we are unable to maintain or scale our organization appropriately, we may not be able to maximize product revenues and our business, financial condition, results of operations and prospects may be adversely affected.
We currently rely on third party providers to handle storage and distribution for our commercial supply of both CABOMETYX and COMETRIQ in the U.S. While we have expanded our U.S. distribution and pharmacy channels in connection with the approval of CABOMETYX by the FDA for the treatment of patients with advanced RCC in the U.S., we still rely on a relatively limited distribution network to dispense COMETRIQ in fulfillment of prescriptions in the U.S. Furthermore, we rely on our collaboration partners for the commercialization and distribution of CABOMETYX and COMETRIQ in territories outside of the U.S., as well as for access and distribution activities for the approved products under the Named Patient Use program.
Our current and anticipated future dependence upon the activities, support, and legal and regulatory compliance, of third parties, may adversely affect our ability to supply cabozantinib to the marketplace on a timely and competitive basis. These third parties may not provide services in the time required to meet our commercial timelines and objectives or to meet regulatory requirements. We may not be able to maintain or renew our arrangements with third parties, or enter into new arrangements, on acceptable terms, or at all. Third parties could terminate or decline to renew our arrangements based on their own business priorities. If we are unable to contract for these third party services related to the distribution of cabozantinib on acceptable terms, our commercialization efforts may be delayed or otherwise adversely affected, which could have material adverse impact on our business, financial condition, results of operations and prospects.
We are subject to certain healthcare laws, regulation and enforcement; our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.
We are subject to certain healthcare laws and regulations and enforcement by the federal government and the states in which we conduct our business. Should our compliance controls prove ineffective at preventing or mitigating the impact of improper conduct, the laws that may affect our ability to operate include, without limitation:

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

•
the Food, Drug, and Cosmetic Act, or FDCA, and its regulations, which prohibit, among other things, the introduction or delivery for introduction into interstate commerce of any food, drug, device, or cosmetic that is adulterated or misbranded;

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

•
federal and state financial transparency laws, which generally require certain types of expenditures in the U.S. to be tracked and reported (compliance with such requirements may require investment in infrastructure to ensure that tracking is performed properly, and some of these laws result in the public disclosure of various types of payments and relationships with healthcare providers and healthcare entities, which could potentially have a negative effect on our business and/or increase enforcement scrutiny of our activities); and

•
federal and state healthcare fraud and abuse laws, FDA rules and regulations, as well as false claims laws, including the civil False Claims Act, which govern certain marketing practices, including off-label promotion.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we, or our officers or employees, may be subject to penalties, including administrative civil and criminal penalties, damages, fines, regulatory penalties, the curtailment or restructuring of our operations, exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs, reputational harm, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement, any of which would adversely affect our ability to sell our products and operate our business and also adversely affect our financial results. Of particular concern are suits filed under the civil False Claims Act, known as “qui tam” actions, which can be brought by any individual on behalf of the government. Such individuals, commonly known as “whistleblowers,” may potentially then share in amounts paid by the entity to the government in fines or settlement. The filing of qui tam actions has caused a number of pharmaceutical, medical device and other healthcare companies to have to defend civil False Claims Act actions. When an entity is determined to have violated the civil False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who are expected to prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business. International laws, such as the EU Data Privacy Directive (95/46/EC) and Swiss Federal Act on Data Protection, regulate the processing of personal data within the European Union and between countries in the European Union and countries outside of the European Union, including the U.S. Failure to provide adequate privacy protections and maintain compliance with safe harbor mechanisms could jeopardize business transactions across borders and result in significant penalties.
If we are unable to obtain both adequate coverage and adequate reimbursement from third-party payers for CABOMETYX or COMETRIQ, our revenues and prospects for profitability will suffer.
Our ability to commercialize CABOMETYX or COMETRIQ successfully is highly dependent on the extent to which coverage and reimbursement is, and will be, available from third-party payers, including governmental payers, such as Medicare and Medicaid, and private health insurers. Patients may not be capable of paying for CABOMETYX or COMETRIQ themselves and may rely on third-party payers to pay for, or subsidize, the costs of their medications, among other medical costs. If third-party payers do not provide coverage or reimbursement for CABOMETYX or COMETRIQ, our revenues and prospects for profitability will suffer. In addition, even if third-party payers provide some coverage or reimbursement for CABOMETYX or COMETRIQ, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans, which often varies based on the type of contract or plan purchased, may not be sufficient for patients to afford cabozantinib. There has been negative publicity regarding, and increasing legislative and enforcement interest in the U.S. with respect to, drug pricing and the use of specialty pharmacies, which may result in physicians being less willing to participate in our patient access programs and thereby limit our ability to increase patient access and adoption of cabozantinib. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare, and reform government program reimbursement methodologies for drugs. If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business and financial results.
In addition, in some foreign countries, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, price negotiations with governmental authorities can take six to twelve months or longer after marketing authorization is granted for a product, which has the potential to substantially delay broad availability of the product in some of those countries. To obtain reimbursement and/or pricing approval in some countries, we and our collaboration partner, Ipsen, may be required to conduct a clinical trial that compares the cost effectiveness of CABOMETYX to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in the commercialization of CABOMETYX. Third-party payers are challenging the prices charged for medical products and services, and many third-party payers limit reimbursement for newly-approved health care products. In particular, third-party payers may limit the indications for which they will reimburse patients who use CABOMETYX or COMETRIQ. Cost-control initiatives could decrease the price we and our collaboration partner, Ipsen, might establish for CABOMETYX, which would result in lower license revenues to us.
Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may affect our ability to sell CABOMETYX and COMETRIQ profitably.*
The U.S. and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell CABOMETYX and COMETRIQ profitably. Among policy makers and payers in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.
In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the PPACA. The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of PPACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with responsibilities under PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider legislation to replace elements of PPACA that are repealed. Moreover, certain politicians, including the President, have announced plans to regulate the prices of pharmaceutical products. We cannot know what form any such legislation may take or the market’s perception of how such legislation would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may limit our ability to generate revenue or commercialize our current products and/or those for which we may receive regulatory approval in the future.
As a result of the overall trend towards cost-effectiveness criteria and managed healthcare in the U.S., third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. These entities could refuse or limit coverage for CABOMETYX and COMETRIQ, such as by using tiered reimbursement, which would adversely affect demand for CABOMETYX and COMETRIQ. They may also refuse to provide coverage for uses of CABOMETYX and COMETRIQ for medical indications other than those for which the FDA has granted market approval. As a result, significant uncertainty exists as to whether and how much third-party payers will cover newly approved drugs, which in turn will put pressure on the pricing of drugs. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, third-party payer or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on our revenues and prospects for profitability.

Pricing for pharmaceutical products has come under increasing scrutiny by governments, legislative bodies and enforcement agencies. These activities may result in actions that have the effect of reducing our revenue or harming our business or reputation.
Many companies in our industry have received a governmental request for documents and information relating to drug pricing and patient support programs. We could receive a similar request, which would require us to incur significant expense and result in distraction for our management team. Additionally, to the extent there are findings, or even allegations, of improper conduct on the part of the company, such findings could further harm our business, reputation and/or prospects. It is possible that such inquiries could result in negative publicity or other negative actions that could harm our reputation; changes in our product pricing and distribution strategies; reduced demand for our approved products and/or reduced reimbursement of approved products, including by federal health care programs such as Medicare and Medicaid and state health care programs.
In addition, the Trump Administration has indicated interest in taking measures pertaining to drug pricing, including potential proposals relating to Medicare price negotiations, and importation of drugs from other countries. At this time, it is unclear whether any of these proposals will be pursued and how they would impact our products or our future product candidates.

Our competitors may develop products and technologies that impair the value of cabozantinib, cobimetinib and any future product candidates.
The pharmaceutical, biopharmaceutical and biotechnology industries are highly diversified and are characterized by rapid technological change. In particular, the area of novel oncology therapies is a rapidly evolving and competitive field. Specifically, the indication of advanced RCC is highly competitive and several novel therapies and combinations of therapies are in advanced stages of clinical development in this indication, and may compete with or displace cabozantinib. We face, and will continue to face, intense competition from biotechnology, biopharmaceutical and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Some of our competitors have entered into collaborations with leading companies within our target markets, including some of our existing collaborators. Some of our competitors are further along in the development of their products than we are. Delays in the development of cabozantinib or cobimetinib for the treatment of additional tumor types, for example, could allow our competitors to bring products to market before us. Our future success will depend upon our ability to maintain a competitive position with respect to technological advances and the shifting landscape of therapeutic strategy following the advent of immunotherapy. Our products may become less marketable if we are unable to successfully adapt our development strategy to address the likelihood that this new approach to treating cancer with immuno-oncology agents will become prevalent in indications for which our products are approved, most notably advanced RCC, and in additional indications where we may seek regulatory approval. Furthermore, the complexities of such a strategy has and may continue to require collaboration with some of our competitors.
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
Under the FDCA, the FDA can approve an Abbreviated New Drug Application, or ANDA, for a generic version of a branded drug without the applicant undertaking the human clinical testing necessary to obtain approval to market a new drug. The FDA can also approve a 505(b)(2) NDA that relies on the agency’s findings of safety and/or effectiveness for a previously approved drug. The filing of an ANDA or 505(b)(2) NDA with respect to cabozantinib could have an adverse impact on our stock price. Moreover, if any such ANDAs or 505(b)(2) NDAs were to be approved and the patents covering cabozantinib were not upheld in litigation, or if a generic competitor is found not to infringe these patents, the resulting generic competition would negatively affect our business, financial condition and results of operations. In this regard, generic equivalents, which must meet the same quality standards as the branded drugs, would be significantly less costly than ours to bring to market. Companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, regardless of the regulatory approval pathway, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product.
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
The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy and uncertain, and may not result in regulatory approvals for our product candidates, which could adversely affect our business.
The activities associated with the research, development and commercialization of our products and product candidates, are subject to extensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals in the U.S. and other foreign jurisdictions is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. For example, before an NDA or sNDA can be submitted to the FDA, or a marketing authorization application to the European Medicines Agency or any application or submission to regulatory authorities in other jurisdictions, the product candidate must undergo extensive clinical trials, which can take many years and require substantial expenditures.

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
Even if the FDA or a comparable authority in another jurisdiction approves cabozantinib for one or more indications beyond advanced RCC and MTC, or one of our other product candidates, the approval may be limited, imposing significant restrictions on the indicated uses, conditions for use, labeling, distribution, advertising, promotion, marketing and/or production of the product and could impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. For example, in connection with the FDA’s approval of COMETRIQ for the treatment of progressive, metastatic MTC, we are subject to post-marketing requirement to conduct a clinical study comparing a lower dose of cabozantinib to the approved dose of 140 mg daily cabozantinib in progressive, metastatic MTC. Failure to complete any post-marketing requirements in accordance with the timelines and conditions set forth by the FDA could significantly increase costs or delay, limit or eliminate the commercialization of cabozantinib. Further, these agencies may also impose various administrative, civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.
We may be unable to expand our development pipeline, which could limit our growth and revenue potential.

We are committed to the discovery, development and promotion of new medicines with the potential to improve care and outcomes for people with cancer. In this regard, we have resumed internal drug discovery efforts with the goal of identifying new product candidates to advance into clinical trials. Internal discovery efforts to identify new product candidates require substantial technical, financial and human resources. These internal discovery efforts may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including the research methodology used may not be successful in identifying potential product candidates, or potential product candidates may, on further study, be shown to have inadequate efficacy, harmful side effects, suboptimal pharmaceutical profile or other characteristics suggesting that they are unlikely to be effective products. Apart from our internal discovery efforts, our strategy to expand our development pipeline is also dependent on our ability to successfully identify and acquire or in-license relevant product candidates. However, the in-licensing and acquisition of product candidates is a competitive area, and many other companies are pursuing the same or similar product candidates to those that we may consider attractive. Established companies, in particular, may have a competitive advantage over us due to their size, financial resources and more extensive clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.  We may also be unable to in-license or acquire a relevant product candidate on acceptable terms that would allow us to realize an appropriate return on our investment. If we are unable to develop suitable product candidates through internal discovery effort or if we are unable to successfully obtain rights to suitable product candidates, our business, financial condition and prospects for growth could suffer. Even if we succeed in our efforts to obtain rights to suitable product candidates, the competitive business environment may result in higher acquisition or licensing costs.
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

Risks Related to Our Capital Requirements and Financial Results
If additional capital is not available to us when we need it, we may be forced to limit the expansion of our product development programs or commercialization efforts.*
As of March 31, 2017, we had $475.8 million in cash and investments, which included $471.6 million available for operations and $4.2 million of long-term restricted investments. Our business operations grew substantially during 2016 and experienced further development during the three months ended March 31, 2017. In order to maintain business growth and maximize the clinical and commercial opportunities for cabozantinib and cobimetinib, we plan to continue to execute on the U.S. launch of CABOMETYX, while reinvesting in our product pipeline through the continued development of cabozantinib, continued research and development activities, as well as through in-licensing and acquisition efforts. Our ability to execute on these business objectives will depend on many factors including but not limited to:

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

•
the outcome of our arbitration against Genentech in which we have asserted claims related to Genentech’s clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the U.S.;

•	the potential regulatory approval of cabozantinib as a treatment for previously untreated advanced RCC and in other indications, both in the U.S. and abroad;

•	future clinical trial results, notably the results from CELESTIAL, our phase 3 pivotal trial in patients with advanced HCC;

•	our future investments in the expansion of our pipeline through drug discovery and corporate development activities;

•	our ability to control costs;

•	our ability to remain in compliance with, or amend or cause to be waived, financial covenants contained in agreements with third parties;

•	the cost of clinical drug supply for our clinical trials;

•	trends and developments in the pricing of oncologic therapeutics in the U.S. and abroad, especially in the European Union;

•	scientific developments in the market for oncologic therapeutics and the timing of regulatory approvals for competing oncologic therapies; and

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights.
Our commitment of cash resources to CABOMETYX and the reinvestment in our product pipeline through the continued development of cabozantinib, continued research and development activities as well as through in-licensing and acquisition efforts, could require us to obtain additional capital. In addition, we intend to prepay the Deerfield Notes in full on or about July 1, 2017, which will require the use of a substantial portion of our cash resources. Our commitment of cash resources to the prepayment of the Deerfield Notes could limit our ability to fund our current and future operating plans, which in turn could require us to raise additional funds. We may seek additional capital through some or all of the following methods: corporate collaborations, licensing arrangements, and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain additional capital on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to limit the expansion of our product development programs or commercialization efforts, which could have a material adverse affect on our business and growth prospects.

We have a history of net losses and may incur net losses in the future, and may be unable to achieve and maintain profitability.*
We have incurred net losses in every fiscal year since our inception, with the exception of the 2011 fiscal year, and as of March 31, 2017, we had an accumulated deficit of $2.0 billion. Although we reported net income of $16.7 million for the three months ended March 31, 2017, we may not be able to maintain or increase profitability on a quarterly or annual basis and we are otherwise unable to accurately predict the extent of long-range future profits or losses. Excluding fiscal 2011 and the three months ended March 31, 2017, our research and development expenditures and selling, general and administrative expenses have exceeded our revenues for each fiscal year, and we expect to spend significant additional amounts to fund the continued development and commercialization of cabozantinib during 2017. In addition, we intend to expand our product pipeline through the measured resumption of drug discovery and the evaluation of in-licensing and acquisition opportunities that align with our oncology drug expertise, which efforts could involve substantial costs. As a result, we are unable to predict the extent of any future profits or losses because we expect to continue to incur substantial operating expenses and, consequently, we will need to generate substantial revenues to maintain or increase profitability.
Since the launch of our first commercial product in January 2013, through March 31, 2017, we have generated an aggregate of $278.5 million in net product revenues, including $68.9 million for the three months ended March 31, 2017. Other than sales of CABOMETYX and COMETRIQ, we have derived substantially all of our revenues since inception from collaborative arrangements, including upfront and milestone payments and research funding we earn from any products developed from the collaborative research. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; achievement of clinical, regulatory and commercial milestones and the amount of royalties, if any, from sales of CABOMETYX and COMETRIQ under our collaboration agreements with Ipsen and Takeda; our share of the net profits and losses for the commercialization of COTELLIC in the U.S. under our collaboration with Genentech; the amount of royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech; other license and contract revenues; and the level of our expenses, including commercialization activities for cabozantinib and any pipeline expansion efforts.
Our current and any potential future indebtedness could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.*
As of March 31, 2017, our total indebtedness was $113.9 million, which consisted of the Deerfield Notes which we intend to prepay in full on or about July 1, 2017. We may also incur additional indebtedness to meet future financing needs. If we incur additional indebtedness, it would increase our interest expense, leverage and operating and financial costs. Our current and any potential future indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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
The prepayment of the Deerfield Notes will require the use of a substantial portion of our cash resources and while we intend to prepay the Deerfield Notes on or about July 1, 2017, we cannot assure you that we will continue to maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to complete such planned early repayment or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments or planned early repayments, or if we fail to comply with the various covenants imposed under the terms of the Deerfield Notes, or any indebtedness which we may incur in the future, we would be in default, which would permit the holders of the Deerfield Notes or other future indebtedness to accelerate the maturity of such indebtedness. Any default under the Deerfield Notes, or any indebtedness that we may incur in the future could have a material adverse effect on our business, results of operations and financial condition.

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
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this report we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since March 31, 2017, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.
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
In addition, future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future and as a result we may be required to make changes in our accounting policies. Those changes could adversely affect our reported revenues and expenses, prospects for profitability or financial position. For example, in May 2014, the Financial Accounting Standards Board issued an Accounting Standards Update entitled Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which will replace existing revenue recognition guidance in U.S. generally accepted accounting pronouncements when it becomes effective for us in the first quarter of fiscal year 2018. We do not expect that ASU 2014-09 will have a material impact on the recognition of revenue from product sales. However, we are still in the process of evaluating the effect that this guidance will have on revenue recognition from our collaboration and license agreements, such as our arrangements with Ipsen, Takeda and Genentech. In any event, we will continue to evaluate the impact of the new standard on all of our revenues, including those mentioned above, and our preliminary assessments may change in the future based on our continuing evaluation. The application of existing or future financial accounting standards, particularly those relating to the way we account for revenues and costs, could have a significant impact on our reported results.

Risks Related to Our Relationships with Third Parties
We are dependent upon our collaborations with major companies, which subjects us to a number of risks.*
We have established collaborations with leading pharmaceutical and biotechnology companies, including, Ipsen, Takeda, Genentech, Daiichi Sankyo, Merck (known as MSD outside of the U.S. and Canada), BMS and Sanofi for the development and ultimate commercialization of certain compounds generated from our research and development efforts. Our dependence on our relationships with existing collaborators for the development and commercialization of compounds under the collaborations subjects us to, and our dependence on future collaborators for development and commercialization of additional compounds will subject us to, a number of risks, including:

•
we are not able to control the amount and timing of resources that our collaborators or potential future collaborators will devote to the development or commercialization of drug candidates or to their marketing and distribution;

•
we are not able to control the U.S. commercial resourcing decisions made and resulting costs incurred by Genentech for cobimetinib, which costs we are obligated to share, in part, under our collaboration agreement with Genentech;

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
We do not have the ability to conduct clinical trials for cabozantinib independently, including our post-marketing commitments in connection with the approvals of CABOMETYX in advanced RCC and COMETRIQ in progressive, metastatic MTC, so we rely on independent third parties for the performance of these trials, such as the U.S. federal government (including NCI-CTEP, a department of the National Institutes of Health, with whom we have our CRADA), third-party contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties must be replaced or if the quality or accuracy of the data they generate or provide is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or commercialize cabozantinib for additional indications beyond the advanced RCC and MTC.
We lack the manufacturing capabilities necessary for us to produce cabozantinib for clinical development or for commercial sale and rely on third parties to do so, which subjects us to various risks.
We do not own or operate manufacturing or distribution facilities for clinical or commercial production and distribution of CABOMETYX and COMETRIQ. Instead, we have multiple contractual agreements in place with third party contract manufacturing organizations who, on our behalf, manufacture clinical and commercial supplies of CABOMETYX and COMETRIQ, and will continue to do so for the foreseeable future. To establish and manage this supply chain requires a significant financial commitment, the creation of numerous third-party contractual relationships and continued oversight of these third parties. Although we maintain significant resources to directly oversee the activities and relationships with companies in our supply chain effectively, we do not have direct control over their operations. Our third party manufacturers may not be able to produce material on a timely basis or manufacture material with the required quality standards, or in the quantity required to meet our development and commercial needs and applicable regulatory requirements. Additionally, as part of our collaboration with Ipsen, we are responsible for the manufacturing and supply of finished, labeled cabozantinib products to Ipsen and Takeda. Failure to meet our supply obligations under the collaboration could impair Ipsen’s ability to successfully commercialize cabozantinib and reduce revenues to which we are entitled under the collaboration.
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
Our success will depend in part upon our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biopharmaceutical companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will continue to apply for patents covering our technologies and products as, where and when we deem appropriate. However, these applications may be challenged or may fail to result in issued patents. Our issued patents have been and may in the future be challenged by third parties as invalid or unenforceable under U.S. or foreign laws, or they may be infringed by third parties. As a result, we are from time to time involved in the defense and enforcement of our patents or other intellectual property rights in a court of law, U.S. Patent and Trademark Office inter partes review or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the U.S. and elsewhere. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation may be substantial and the outcome can be uncertain. An adverse outcome may allow third parties to use our intellectual property without a license and negatively impact our business.
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
Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results to volatility, including:

•	the commercial success of both CABOMETYX and COMETRIQ and the revenues we generate from those approved products;

•	customer ordering patterns for CABOMETYX and COMETRIQ, which may vary significantly from period to period;

•	the overall level of demand for CABOMETYX and COMETRIQ, including the impact of any competitive products and the duration of therapy for patients receiving CABOMETYX or COMETRIQ;

•	costs associated with maintaining our sales, marketing, medical affairs and distribution capabilities for CABOMETYX, COMETRIQ and COTELLIC;

•	our ability to obtain regulatory approval for cabozantinib as a treatment of first-line advanced RCC;

•	the achievement of stated regulatory and commercial milestones, under our collaboration with Ipsen;

•
the outcome of our arbitration against Genentech in which we have asserted claims related to Genentech’s clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the U.S.;

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
Future sales of our common stock or the perception that such sales or conversions may occur, may depress our stock price.
A substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options, upon vesting of restricted stock unit awards, upon a purchase under our employee stock purchase program and upon exercise of certain outstanding warrants. The issuance and sale of substantial amounts of our common stock or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-related securities in the future at a time and price that we deem appropriate.

Certain provisions applicable to the Deerfield Notes could delay or prevent an otherwise beneficial takeover or takeover attempt.*
While we intend to prepay the Deerfield Notes on or about July 1, 2017, to the extent the Deerfield Notes remain outstanding, certain provisions applicable to the Deerfield Notes and the note purchase agreement governing the Deerfield Notes, could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a Major Transaction under the note purchase agreement governing the Deerfield Notes, holders of the Deerfield Notes will have the right to require us to purchase their notes in cash. In this case, and in other cases, our obligations under the Deerfield Notes and the note purchase agreement governing the Deerfield Notes, could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.
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
Under the Internal Revenue Code, or the Code, and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss carry-forwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carry-forwards before utilization. We concluded, as of December 31, 2016, that an ownership change, as defined under Section 382, had not occurred. However, if there is an ownership change under Section 382 of the Code in the future, we may not be able to utilize a material portion of our net operating losses, or NOLs. Furthermore, our ability to utilize our NOLs, other than the NOLs expected to be utilized to offset income in 2017, is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred significant cumulative operating losses since our inception; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our remaining NOLs. A full valuation allowance has been provided for the entire amount of our remaining NOLs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.
Item 6. Exhibits
(a) Exhibits
See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIXIS, INC.

May 1, 2017	/s/ CHRISTOPHER J. SENNER
Date	Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Certificate of Ownership and Merger Merging X-Ceptor Therapeutics, Inc. with and into Exelixis, Inc.	8-K	000-30235	3.1	10/15/2014
3.5	Certificate of Change of Registered Agent and/or Registered Office of Exelixis, Inc.	8-K	000-30235	3.2	10/15/2014
3.6	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011
4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	4/7/2000
4.2	Amended and Restated Secured Convertible Note dated July 1, 2015 in favor of Deerfield Partners, L.P.	10-Q	000-30235	4.2	8/11/2015
4.3	Amended and Restated Secured Convertible Note dated July 1, 2015 in favor of Deerfield International Master Fund, L.P.	10-Q	000-30235	4.3	8/11/2015
4.4	Registration Rights Agreement dated January 22, 2014 by and among Exelixis, Inc., Deerfield Partners, L.P. and Deerfield International Master Fund, L.P.	8-K	000-30235	4.2	1/22/2014
4.5	Form of Warrant to Purchase Common Stock of Exelixis, Inc. issued to OTA LLC	10-Q	000-30235	4.5	11/10/2015
10.1*	Collaboration and License Agreement dated January 30, 2017, between Exelixis, Inc. and Takeda Pharmaceutical Company Limited					X
10.2*	Clinical Trial Collaboration Agreement dated February 24, 2017, by and between Exelixis, Inc. and Bristol-Myers Squibb Company					X
10.3*	Supplement to the Clinical Trial Collaboration Agreement dated February 24, 2017, by and between Exelixis, Inc., Bristol-Myers Squibb Company and Ipsen Pharma SAS					X
10.4	Non-Employee Director Equity Compensation Policy under the Exelixis, Inc. 2014 Equity Incentive Plan	10-K	000-30235	10.17	2/27/2017
10.5	Compensation Information for Non-Employee Directors	10-K	000-30235	10.29	2/27/2017

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
12.1	Statement Re Computation of Earnings to Fixed Charges					X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
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