Form 10-Q
period 2017-06-30
EXELIXIS, INC.
filed 2017-08-02
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☒
As of July 26, 2017, there were 293,904,704 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2017	December 31, 2016*
ASSETS
Current assets:
Cash and cash equivalents	$135,212	$151,686
Short-term investments	214,044	268,117
Trade and other receivables	43,125	40,444
Inventory, net	5,425	3,338
Prepaid expenses and other current assets	4,433	5,416
Total current assets	402,239	469,001
Long-term investments	26,413	55,601
Long-term restricted cash and investments	4,650	4,150
Property and equipment, net	18,684	2,071
Goodwill	63,684	63,684
Other long-term assets	862	1,232
Total assets	$516,532	$595,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,037	$6,565
Accrued compensation and benefits	15,555	20,334
Accrued clinical trial liabilities	14,680	14,131
Accrued collaboration liabilities	7,919	2,046
Convertible notes	—	109,122
Term loan payable	—	80,000
Current portion of deferred revenue	31,255	19,665
Other current liabilities	21,225	16,923
Total current liabilities	97,671	268,786
Long-term portion of deferred revenue	253,663	237,094
Other long-term liabilities	16,687	541
Total liabilities	368,021	506,421
Commitments
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding: 293,727,630 and 289,923,798 at June 30, 2017 and December 31, 2016, respectively	294	290
Additional paid-in capital	2,097,379	2,072,591
Accumulated other comprehensive loss	(119)	(416)
Accumulated deficit	(1,949,043)	(1,983,147)
Total stockholders’ equity	148,511	89,318
Total liabilities and stockholders’ equity	$516,532	$595,739

*	The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net product revenues	$88,004	$31,618	$156,881	$40,717
Collaboration revenues	11,004	4,634	23,014	10,962
Total revenues	99,008	36,252	179,895	51,679
Operating expenses:
Cost of goods sold	3,014	1,560	6,217	2,245
Research and development	28,214	22,984	51,424	51,910
Selling, general and administrative	40,727	35,823	74,987	70,680
Restructuring (recovery) charge	(60)	1,021	(32)	1,115
Total operating expenses	71,895	61,388	132,596	125,950
Income (loss) from operations	27,113	(25,136)	47,299	(74,271)
Other expense, net:
Interest income and other, net	1,622	749	2,690	951
Interest expense	(4,259)	(10,451)	(8,679)	(20,741)
Loss on extinguishment of debt	(6,239)	—	(6,239)	—
Total other expense, net	(8,876)	(9,702)	(12,228)	(19,790)
Income (loss) before income taxes	18,237	(34,838)	35,071	(94,061)
Income tax expense	581	—	715	—
Net income (loss)	$17,656	$(34,838)	$34,356	$(94,061)
Net income (loss) per share, basic	$0.06	$(0.15)	$0.12	$(0.41)
Net income (loss) per share, diluted	$0.06	$(0.15)	$0.11	$(0.41)
Shares used in computing net income (loss) per share, basic	293,188	229,310	292,029	228,860
Shares used in computing net income (loss) per share, diluted	311,219	229,310	310,759	228,860
The accompanying notes are an integral part of these condensed consolidated financial statements.
EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$17,656	$(34,838)	$34,356	$(94,061)
Other comprehensive income (1)	207	171	297	361
Comprehensive income (loss)	$17,863	$(34,667)	$34,653	$(93,700)
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

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Net income (loss)	$34,356	$(94,061)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	563	456
Stock-based compensation expense	9,740	14,743
Loss on extinguishment of debt	6,239	—
Amortization of debt discounts and debt issuance costs	182	6,411
Accrual of interest paid in kind	(11,825)	3,908
Gain on sale of other equity investments	(639)	—
Other	1,146	921
Changes in assets and liabilities:
Trade and other receivables	(2,581)	(11,550)
Inventory	(2,087)	(192)
Prepaid expenses and other current assets	1,049	(851)
Other long-term assets	519	99
Accounts payable	472	(966)
Accrued compensation and benefits	(4,779)	6,678
Accrued clinical trial liabilities	549	(2,390)
Accrued collaboration liabilities	5,873	6,055
Deferred revenue	28,159	195,469
Other current and long-term liabilities	7,457	6,346
Net cash provided by operating activities	74,393	131,076
Cash flows from investing activities:
Purchases of property and equipment	(2,312)	(1,083)
Proceeds from sale of property and equipment	14	112
Proceeds from sale of other equity investments	639	—
Proceeds from maturities of restricted cash and investments	5,650	2,650
Purchase of restricted cash and investments	(6,150)	(4,150)
Proceeds from sale of investments	37,294	17
Proceeds from maturities of investments	200,893	58,340
Purchases of investments	(154,809)	(199,396)
Net cash provided by (used in) investing activities	81,219	(143,510)
Cash flows from financing activities:
Proceeds from exercise of stock options	12,980	2,207
Proceeds from employee stock purchase plan	3,053	479
Taxes paid related to net share settlement of equity awards	(2,331)	(2,059)
Repayment of convertible notes and term loan payable	(185,788)	—
Net cash (used in) provided by financing activities	(172,086)	627
Net decrease in cash and cash equivalents	(16,474)	(11,807)
Cash and cash equivalents at beginning of year	151,686	141,634
Cash and cash equivalents at end of year	$135,212	$129,827
Supplemental cash flow disclosure - non-cash investing and financing activity:
Construction-in-progress deemed to have been acquired under build-to-suit lease	$14,530	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXELIXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biopharmaceutical company committed to the discovery, development and commercialization of new medicines to improve care and outcomes for people with cancer. Since our founding in 1994, three products discovered at Exelixis have progressed through clinical development, received regulatory approval, and entered the commercial marketplace. Two are derived from cabozantinib, an inhibitor of multiple tyrosine kinases including VEGF, MET, AXL and RET receptors: CABOMETYX® tablets approved for previously treated advanced renal cell carcinoma (“RCC”) and COMETRIQ® capsules approved for progressive, metastatic medullary thyroid cancer. The third product, COTELLIC®, is a formulation of cobimetinib, a reversible inhibitor of MEK, marketed under a collaboration with Genentech (a member of the Roche Group), and is approved as part of a combination regimen to treat advanced melanoma.
Basis of Consolidation
The condensed consolidated financial statements include the accounts of Exelixis and those of our wholly-owned subsidiaries. These entities’ functional currency is the United States (“U.S.”) dollar. All intercompany balances and transactions have been eliminated.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included.
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2017 will end on December 29, 2017 and fiscal year 2016 ended on December 30, 2016. For convenience, references in this report as of and for the fiscal periods ended June 30, 2017 and July 1, 2016, and as of and for the fiscal years ended December 29, 2017 and December 30, 2016, are indicated as being as of and for the periods ended June 30, 2017 and June 30, 2016, and the years ended December 31, 2017 and December 31, 2016, respectively.
Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any future period. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the SEC on February 27, 2017.
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
Following are the amounts (in thousands, except per share amounts) that should have been reported for the affected line items of the statement of operations, statement of comprehensive loss and statement of cash flows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Statement of Operations:
Interest expense, overstated by $2,177 and $4,301 for the three and six months ended June 30, 2016, respectively	$(10,451)	$(20,741)
Total other expense, net, overstated by $2,177 and $4,301 for the three and six months ended June 30, 2016, respectively	$(9,702)	$(19,790)
Net loss, overstated by $2,177 and $4,301 for the three and six months ended June 30, 2016, respectively	$(34,838)	$(94,061)
Net loss per share, basic and diluted, overstated by $0.01 and $0.02 for the three and six months ended June 30, 2016, respectively	$(0.15)	$(0.41)
Statements of Comprehensive Loss:
Comprehensive loss, overstated by $2,177 and $4,301 for the three and six months ended June 30, 2016, respectively	$(34,667)	$(93,700)
Statements of Cash Flows (1):
Net loss, overstated by $4,301 for the six months ended June 30, 2016	Not reported	$(94,061)
Accretion of debt discount and debt issuance costs, overstated by $4,301 for the six months ended June 30, 2016	Not reported	$6,411
____________________

(1)	The error did not impact our net cash provided by or used in operating activities, financing activities or investing activities for any of the periods presented.
These errors did not affect any other caption or total in our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2016. See “Note 1 - Organization and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for the amounts of the corrections and the amounts that should have been reported for 2015, 2014, 2013, and 2012 in the affected line items of the statements of operations, statements of comprehensive loss and statements of cash flows.
Reclassifications
Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to current period presentation. We reclassified $1.8 million in accrued product sales discounts payable to our customers as of December 31, 2016 from Other current liabilities to Trade and other receivables in the accompanying Condensed

Consolidated Balance Sheets. We have also reclassified the related balances between the Changes in assets and liabilities line items in the accompanying Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 to conform the presentation of those line items to the corresponding presentation of assets and liabilities in our accompanying Condensed Consolidated Balance Sheets.
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
As a result of the adoption of ASU 2016-09, we also recorded an increase to the federal and state net operating losses of $56.9 million for excess tax benefits previously not included. The resulting increase to the deferred tax assets of approximately $21.2 million is offset by a corresponding increase to the valuation allowance, resulting in a net zero impact on our income tax expense and our Condensed Consolidated Balance Sheets.
ASU 2016-09 also requires that cash paid to taxing authorities when directly withholding shares for tax withholding purposes be classified as a financing activity on our Condensed Consolidated Statement of Cash Flows. Previously, we classified such payments as operating cash flows. The change in accounting principle with regards to such cash flows was adopted using a retrospective approach. Accordingly, we recorded a reclassification that resulted in an increase in cash provided by operating activities by $2.1 million along with a corresponding increase in cash used in financing activities in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016.
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
The core principle of ASU 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, has created the possibility that more judgment and estimates may be required within the revenue recognition process than required under existing U.S. generally accepted accounting pronouncements. We have substantially completed our analysis on the adoption of ASU 2014-09 and have determined the adoption will not have a material impact on the recognition of revenue from product sales. We do expect that ASU 2014-09 will impact the timing of recognition of revenue for our collaboration arrangements. We expect to reclassify deferred revenue to retained earnings (a concept known as lost revenue) for amounts associated with certain of our collaboration arrangements upon recording our transition adjustment to accumulated loss on January 1, 2018, primarily due to the timing of recognition of revenue related to intellectual property licenses that we have transferred for development and commercialization of our products. Additionally, for all of our collaboration arrangements, the timing of recognition of certain of our development and regulatory milestones could change as a result of the variable consideration guidance included in ASU 2014-09. ASU 2014-09 will also require additional disclosures regarding our revenue transactions.
NOTE 2: COLLABORATION AGREEMENTS
Ipsen Collaboration
In February 2016, we entered into a collaboration and license agreement (the “Ipsen Collaboration Agreement”) with Ipsen Pharma SAS (“Ipsen”) for the commercialization and further development of cabozantinib. Pursuant to the terms of the Ipsen Collaboration Agreement, Ipsen received exclusive commercialization rights for current and potential future cabozantinib indications outside of the U.S., Canada and Japan (the “Ipsen Territory”). The Ipsen Collaboration Agreement was subsequently amended in December 2016 (the “Amendment”) to include commercialization rights in Canada in the Ipsen Territory. We have also agreed to collaborate with Ipsen on the development of cabozantinib for current and potential future indications.
In consideration for the exclusive license and other rights contained in the Ipsen Collaboration Agreement, Ipsen paid us an upfront nonrefundable payment of $200.0 million in March 2016. Additionally, as a result of the Amendment, we received a $10.0 million upfront nonrefundable payment from Ipsen in December 2016 and, as a result of the approval of cabozantinib in second-line RCC by the European Commission (“EC”) in September 2016, we received a $60.0 million milestone in November 2016. We are receiving a 2% royalty on the initial $50.0 million of net sales by Ipsen, and are entitled to receive a 12% royalty on the next $100.0 million of net sales by Ipsen. After the initial $150.0 million of sales, we are entitled to receive a tiered royalty of 22% to 26% on annual net sales by Ipsen; these tiers will reset each calendar year. We are primarily responsible for funding cabozantinib-related development costs for those trials in existence at the time we entered into the Ipsen Collaboration Agreement; global development costs for additional trials will be shared between the parties, with Ipsen reimbursing us for 35% of such costs, provided Ipsen opts in to participate in such additional trials. Pursuant to the terms of the Ipsen Collaboration Agreement, we will remain responsible for the manufacture and supply of cabozantinib for all development and commercialization activities. As part of the collaboration agreement, we entered into a supply agreement pursuant to which we will supply finished, labeled product to Ipsen for distribution in the Ipsen Territories at our cost, as defined in the agreement, which excludes the 3% royalty we are required to pay GlaxoSmithKline (“GSK”) on Ipsen’s Net Sales of any product incorporating cabozantinib.
The Ipsen Collaboration Agreement contains multiple deliverables consisting of intellectual property licenses, delivery of products and/or materials containing cabozantinib to Ipsen for all development and commercial activities, research and development services, and participation on the joint steering, development and commercialization committees (as defined in the Ipsen Collaboration Agreement). We determined that these deliverables do not have stand-alone value and accordingly, combined these deliverables into a single unit of accounting and allocated the entire arrangement consideration to that combined unit of accounting. As a result, the upfront payment of $200.0 million, received in the first quarter of 2016 and the $10.0 million upfront payment received in December 2016 in consideration for the development and commercialization rights in Canada are being recognized ratably over the term of the Ipsen Collaboration Agreement, through early 2030, which is the current estimated patent expiration of cabozantinib in the European Union. At the time we entered into the Ipsen Collaboration Agreement, we also determined that the $60.0 million milestone we achieved upon the approval of cabozantinib by the EC in second-line RCC was not substantive due to the relatively low degree of uncertainty and relatively low amount of effort required on our part to achieve the milestone as of the date of the collaboration agreement; the $60.0 million was deferred entirely until the date of the European Medicines Agency’s approval of cabozantinib in second-line RCC in September 2016 and has since been recognized ratably over the remainder of the term of the Ipsen Collaboration Agreement. The two $10.0 million milestones for the first commercial sales of CABOMETYX in Germany and the United Kingdom were determined to be substantive at the time we entered into the Ipsen Collaboration Agreement and were recognized as collaboration revenues in the fourth quarter of 2016. We determined that the remaining development and regulatory milestones are substantive and will be recognized as revenue in the periods in which they are achieved. We consider the contingent payments due to us upon the achievement of specified sales volumes to be similar to royalty payments. Reimbursements for development costs are classified as revenue as the development services represent our ongoing major or central operations.
During the three months ended March 31, 2017, we reclassified $9.0 million of deferred revenue to Accrued collaboration liabilities and Other long-term liabilities, and accordingly adjusted our amortization of the upfront payment of $200.0 million as a result of a change in operational responsibilities for certain clinical programs in the Ipsen Territory. As of June 30, 2017, we had paid $2.1 million toward the $9.0 million of reimbursements due to Ipsen for these clinical programs.

See “Note 2 - Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 27, 2017 for additional description of our collaboration agreement with Ipsen.
During the three and six months ended June 30, 2017 and 2016, collaboration revenues under the Ipsen Collaboration Agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization of upfront payments and deferred milestone	$4,741	$3,592	$9,046	$4,790
Royalty revenue	219	—	443	—
Development cost reimbursements	862	—	1,199	—
Product supply agreement revenue	811	—	1,802	—
Cost of supplied product	(811)	—	(1,802)	—
Royalty payable to GSK on net sales by Ipsen	(328)	—	(664)	—
Collaboration revenues under the Ipsen Collaboration Agreement	$5,494	$3,592	$10,024	$4,790
As of June 30, 2017, short-term and long-term deferred revenue relating to the Ipsen Collaboration Agreement was $19.0 million and $219.7 million, respectively.
Genentech Collaboration
In December 2006, we out-licensed the development and commercialization of cobimetinib to Genentech pursuant to a worldwide collaboration agreement (the “Genentech Collaboration Agreement”). Under the terms of the Genentech Collaboration Agreement for cobimetinib, we are entitled to a share of U.S. profits and losses received in connection with the commercialization of cobimetinib. The profit and loss share has multiple tiers: we are entitled to 50% of profits and losses from the first $200.0 million of U.S. actual sales, decreasing to 30% of profits and losses from U.S. actual sales in excess of $400.0 million. In addition, we are entitled to low double-digit royalties on ex-U.S. net sales. In November 2013, we exercised an option under the Genentech Collaboration Agreement to co-promote in the U.S. In 2015, we began fielding 25% of the sales force promoting COTELLIC in combination with Zelboraf as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma.
On June 3, 2016, we filed a Demand for Arbitration before JAMS in San Francisco, California asserting claims against Genentech related to its clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the U.S. Our arbitration demand asserted that Genentech breached the Genentech Collaboration Agreement by, amongst other breaches, failing to meet its diligence and good faith obligations.
On July 13, 2016, Genentech asserted a counterclaim for breach of contract seeking monetary damages and interest related to the cost allocations under the Genentech Collaboration Agreement. On December 29, 2016, however, Genentech withdrew its counterclaim against us and stated that it would unilaterally change its approach to the allocation of promotional expenses arising from commercialization of the COTELLIC plus Zelboraf combination therapy, both retrospectively and prospectively. The revised allocation approach substantially reduced our exposure to costs associated with promotion of the COTELLIC plus Zelboraf combination in the U.S. However, other significant issues remained in dispute between the parties as of June 30, 2017. Genentech’s action did not address the claims in our demand for arbitration related to Genentech’s clinical development of cobimetinib, or pricing or promotional costs for COTELLIC in the U.S. and it did not fully resolve claims over revenue allocation. In addition, Genentech’s unilateral action did not clarify how it intended to allocate promotional costs incurred with respect to the promotion of other combination therapies that include cobimetinib for other indications that may be developed or are in development and may be approved. As a result, we continued to press our position before the arbitral panel to obtain a just resolution of these claims.
On June 8, 2017, the parties settled the arbitration, which was dismissed with prejudice. The settlement does not provide for payments in settlement of the asserted claims; as part of the settlement, on July 19, 2017, we entered into an amendment to the Genentech Collaboration Agreement (the “Genentech Amendment”) which provides for a revised revenue and cost-sharing arrangement, effective as of July 1, 2017, that is applicable to current and potential future commercial uses of COTELLIC. See “Note 13 - Subsequent Event” for a further description of the Genentech Amendment.
During the three and six months ended June 30, 2017 and 2016, ex-U.S. royalty revenues and U.S. losses under the Genentech Collaboration Agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Royalty revenues on ex-U.S. sales of COTELLIC included in Collaboration revenues	$1,367	$1,042	$3,665	$1,172
U.S. losses included in Selling, general and administrative expenses (1)	$(781)	$(4,630)	$(1,407)	$(11,923)
____________________

(1)
A portion of the accrual for losses for three and six months ended June 30, 2016 were reversed in December 2016 when we were relieved of our obligation to pay certain disputed costs as a result of Genentech’s unilaterally change to its approach to the allocation of promotional expenses arising from commercialization of the COTELLIC plus Zelboraf combination therapy.

The U.S. losses under the Genentech Collaboration Agreement include our share of the net loss from the collaboration, as well as personnel and other costs we have incurred to co-promote COTELLIC plus Zelboraf in the U.S.
Royalty revenues from the Genentech Collaboration Agreement are based on amounts reported to us by Genentech and are recorded when such information becomes available to us. For prior periods, from the launch of COTELLIC through December 31, 2016, such information was not available until the following quarter, meaning that historically we recorded royalty revenues on a one quarter lag. Beginning in 2017, such information became available to us in the current quarter. As a result of this change, during the six months ended June 30, 2017, in addition to the royalties reported to us for that period we also recorded $1.1 million in royalties for the sales activity related to the three months ended December 31, 2016.
Takeda Collaboration
On January 30, 2017, we entered into a collaboration and license agreement (the “Takeda Collaboration Agreement”) with Takeda Pharmaceutical Company Ltd. (“Takeda”) for the commercialization and further clinical development of cabozantinib in Japan. Pursuant to the terms of the Takeda Collaboration Agreement, Takeda will have exclusive commercialization rights for current and potential future cabozantinib indications in Japan. The companies have also agreed to collaborate on the clinical development of cabozantinib in Japan. The operation and strategic direction of the parties’ collaboration will be governed through a joint executive committee and appropriate subcommittees.
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
Takeda will be responsible for 20% of the costs associated with the global cabozantinib development plan’s current and future trials, provided Takeda opts to participate in such future trials, and 100% of costs associated with the cabozantinib development activities that are exclusively for the benefit of Japan. Pursuant to the terms of the Takeda Collaboration Agreement, we will remain responsible for the manufacture and supply of cabozantinib for all development and commercialization activities under the collaboration. As part of the collaboration, the parties will enter into appropriate supply agreements for the manufacture and supply of cabozantinib for Takeda’s territory.

During the three and six months ended June 30, 2017, collaboration revenues under the Takeda Collaboration Agreement were as follows (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Amortization of upfront payment	$2,830	$4,717
Development cost reimbursements	1,313	2,108
Collaboration revenues under the Takeda Collaboration Agreement	$4,143	$6,825
There was no such revenue during the comparable periods in 2016. As of June 30, 2017, short-term and long-term deferred revenue relating to the Takeda Collaboration Agreement was $11.3 million and $34.0 million, respectively.
The Takeda Collaboration Agreement may be terminated for cause by either party based on uncured material breach by the other party, bankruptcy of the other party or for safety reasons. For clarity, Takeda’s failure to achieve specified levels of commercial performance, based upon sales volume and/or promotional effort, during the first six years following the first commercial sale of cabozantinib in Japan shall constitute a material breach of the Takeda Collaboration Agreement. We may terminate the agreement if Takeda challenges or opposes any patent covered by the Takeda Collaboration Agreement. At any time prior to August 1, 2023, the parties may mutually agree to terminate the Takeda Collaboration Agreement if Japan’s Pharmaceuticals and Medical Devices Agency is unlikely to grant approval of the marketing authorization application in any cancer indication in Japan. After the commercial launch of cabozantinib in Japan, Takeda may terminate the Takeda Collaboration Agreement upon twelve months’ prior written notice following the third anniversary of the first commercial sale of cabozantinib in Japan. Upon termination by either party, all licenses granted by us to Takeda will automatically terminate, and the licenses granted by Takeda to us shall survive such termination and shall automatically become worldwide.
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
Bristol-Myers Squibb Collaboration - First-Line Advanced RCC, Bladder Cancer and HCC Combination Studies
In February 2017, we entered into a clinical trial collaboration agreement with Bristol-Myers Squibb Company (the “BMS Collaboration Agreement”) for the purpose of evaluating the combination of cabozantinib with nivolumab or of cabozantinib with nivolumab and ipilimumab in various tumor types, including, in RCC, HCC and bladder cancer. To date, a phase 3 trial in first-line advanced RCC and a phase 2 trial in HCC evaluating the combination have been initiated. Pursuant to the terms of the BMS Collaboration Agreement, each party will grant to the other a non-exclusive, worldwide (within the collaboration territory as defined in the BMS Collaboration Agreement), non-transferable, royalty-free license to use the other party’s compounds in the conduct of each clinical trial. The parties’ efforts will be governed through a joint development committee established to guide and oversee the collaboration’s operation. Each trial will be conducted under a combination Investigational New Drug application, unless otherwise required by a regulatory authority. Each party will be responsible for supplying drug product for the applicable clinical trial in accordance with the terms of the supply agreement entered into between the parties in April 2017, and costs for each such trial will be shared equally between the parties, unless two Bristol-Myers Squibb Company (“BMS”) compounds will be utilized in such trial, in which case BMS will bear two-thirds of the costs for such study treatment arms and we will bear one-third of the costs. Unless earlier terminated, the BMS Collaboration Agreement will remain in effect until the completion of all clinical trials under the collaboration, all related trial data has been delivered to both parties and the completion of any then agreed upon analysis. Ipsen has opted in to participate in the phase 3 pivotal trial in first-line advanced RCC and will have access to the results to support potential future regulatory submissions. Ipsen may also participate in future studies at their choosing.
The Roche Group Collaboration
In February 2017, we established a clinical trial collaboration with The Roche Group (“Roche”) for the purpose of evaluating the safety and tolerability of cabozantinib in combination with Roche’s atezolizumab in patients with locally advanced or metastatic solid tumors. Each party will be responsible for supplying drug product for the applicable clinical trial in accordance with the terms of the mater clinical supply agreement entered into by the parties in February 2017. Based on the dose-escalation results, the trial has the potential to enroll up to four expansion cohorts, including a cohort of patients with previously untreated advanced clear cell RCC and three cohorts of urothelial carcinoma, namely platinum eligible first-line patients, first or second-line platinum ineligible patients and patients previously treated with platinum-containing chemotherapy. The trial was initiated in June 2017 and is open for enrollment. We are the sponsor of the trial, and Roche is responsible for supplying atezolizumab. Ipsen has opted to participate in the study and will have access to the results to support potential future development in its territories.
GlaxoSmithKline Collaboration
In October 2002, we established a collaboration with GSK to discover and develop novel therapeutics in the areas of vascular biology, inflammatory disease and oncology. Under the terms of the product development and commercialization agreement, GSK had the right to choose cabozantinib for further development and commercialization, but notified us in October 2008 that it had waived its right to select the compound for such activities. As a result, we retained the rights to develop, commercialize, and license cabozantinib, subject to payment to GSK of a 3% royalty on net sales of any product incorporating cabozantinib. The product development and commercialization agreement was terminated during 2014, although GSK will continue to be entitled to a 3% royalty on net sales of any product incorporating cabozantinib, including COMETRIQ and CABOMETYX.
During the three and six months ended June 30, 2017 and 2016, royalties earned by GSK in connection with the sales of COMETRIQ and CABOMETYX were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Royalties earned by GSK	$2,962	$946	$5,363	$1,218
Royalties earned by GSK are included in Cost of goods sold for sales by us and as a reduction of Collaboration revenues for sales by Ipsen in the accompanying Condensed Consolidated Statements of Operations.
Other Collaborations
During the six months ended June 30, 2017, we recognized $2.5 million in contract revenues from a milestone payment received from BMS related to its ROR gamma program, and during the six months ended June 30, 2016, we recognized $5.0 million in contract revenues from a milestone payment received from Merck related to its worldwide license of our phosphoinositide-3 kinase-delta program. There was no such revenue during the three months ended June 30, 2017 or 2016. See “Note 2 - Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 27, 2017 for a description of our existing collaboration agreements.

NOTE 3: CASH AND INVESTMENTS
All of our cash equivalents and investments are classified as available-for-sale. The following tables summarize cash and cash equivalents, investments, and restricted cash and investments by balance sheet line item as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$135,212	$—	$—	$135,212
Short-term investments	214,172	15	(143)	214,044
Long-term investments	26,404	26	(17)	26,413
Long-term restricted cash and investments	4,650	—	—	4,650
Total cash and investments	$380,438	$41	$(160)	$380,319

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$151,686	$—	$—	$151,686
Short-term investments	268,234	13	(130)	268,117
Long-term investments	55,792	1	(192)	55,601
Long-term restricted cash and investments	4,150	—	—	4,150
Total cash and investments	$479,862	$14	$(322)	$479,554
Under our loan and security agreement with Silicon Valley Bank, we were required to maintain compensating balances on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates. The total collateral balance of $81.6 million as of December 31, 2016 is reflected in our Condensed Consolidated Balance Sheet in short-term investments; as a result of our repayment of the term loan with Silicon Valley Bank, the compensating balance requirement was terminated as of March 29, 2017. See “Note 7 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 27, 2017 for more information regarding the collateral balance requirements under our Silicon Valley Bank loan and security agreement.
The following tables summarize our cash equivalents and investments by security type as of June 30, 2017 and December 31, 2016. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$48,253	$—	$—	$48,253
Commercial paper	303,877	41	(132)	303,786
Corporate bonds	550	—	—	550
U.S. Treasury and government sponsored enterprises	15,664	—	(28)	15,636
Total investments	$368,344	$41	$(160)	$368,225

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$71,457	$—	$—	$71,457
Commercial paper	165,375	—	—	165,375
Corporate bonds	152,712	3	(308)	152,407
U.S. Treasury and government sponsored enterprises	70,730	11	(14)	70,727
Total investments	$460,274	$14	$(322)	$459,966
Gains and losses on the sales of investments available-for-sale were nominal or zero during the three and six months ended June 30, 2017 and 2016.
All of our investments are subject to a quarterly impairment review. During the six months ended June 30, 2017 and 2016 we did not record any other-than-temporary impairment charges on our available-for-sale securities. As of June 30, 2017, there were 75 investments in an unrealized loss position with gross unrealized losses of $0.2 million and an aggregate fair value of $133.2 million. The investments in an unrealized loss position comprise corporate bonds with an aggregate fair value of $117.5 million and securities issued by U.S. Treasury and government sponsored enterprises with an aggregate fair value of $15.7 million. The unrealized losses were not attributed to credit risk, but rather associated with the changes in interest rates. Based on the scheduled maturities of our investments, we concluded that the unrealized losses in our investment securities are not other-than-temporary, as it is more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The following table summarizes the fair value of securities classified as available-for-sale by contractual maturity as of June 30, 2017 (in thousands):

	Mature within One Year	After One Year through Two Years	Fair Value
Money market funds	$48,253	$—	$48,253
Commercial paper	281,572	22,214	303,786
Corporate bonds	—	550	550
U.S. Treasury and government sponsored enterprises	13,986	1,650	15,636
Total investments	$343,811	$24,414	$368,225
Cash is excluded from the table above. The classification of certain restricted investments is dependent upon the term of the underlying restriction on the asset and not the maturity date of the investment. Therefore, certain long-term restricted cash and investments have contractual maturities within one year.
NOTE 4. INVENTORY
Inventory consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$528	$863
Work in process	3,919	2,343
Finished goods	1,121	738
Total	5,568	3,944
Less: non-current portion included in Other assets	(143)	(606)
Inventory, net	$5,425	$3,338
We generally relieve inventory on a first-expiry, first-out basis. A portion of the manufacturing costs for inventory was incurred prior to regulatory approval of CABOMETYX and COMETRIQ and, therefore, was expensed as research and development costs when those costs were incurred, rather than capitalized as inventory. Write-downs related to excess and expiring inventory are charged to either Cost of goods sold or the cost of supplied product included in Collaboration revenues. Such write-downs were $0.5 million for the six months ended June 30, 2017; the amount of such write-downs was nominal for the comparable period in 2016. The non-current portion of inventory is expected to be sold in future periods more than 12 months from the date presented and consists of finished goods as of June 30, 2017 and a portion of the active pharmaceutical ingredient that is included in raw materials and work in process inventories as of December 31, 2016.
NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Computer equipment and software	$13,803	$13,738
Leasehold improvements	4,715	6,646
Laboratory equipment	4,286	4,310
Furniture and fixtures	1,921	2,240
Construction-in-progress	16,787	19
	41,512	26,953
Less: accumulated depreciation and amortization	(22,828)	(24,882)
Property and equipment, net	$18,684	$2,071
Depreciation expense was $0.5 million during both the six months ended June 30, 2017 and 2016.
Build-to-Suit Lease
On May 2, 2017, we entered into a Lease Agreement (the “Lease”) with Ascentris 105, LLC (“Ascentris”), to lease 110,783 square feet of space in office and research facilities located at 1851, 1801, and 1751 Harbor Bay Parkway, Alameda, California (the “Premises”). See “Note 10. Commitments” for a description of the Lease.
In connection with the Lease, we received a tenant improvement allowance of $6.7 million from Ascentris, for the costs associated with the design, development and construction of tenant improvements for the Premises. We are obligated to fund all costs incurred in excess of the tenant improvement allowance and certain indemnification obligations related to the construction activities. We evaluated our involvement during the construction period and determined the scope of the tenant improvements on portions of the Premises including the building shells did not qualify as “normal tenant improvements” under Accounting Standards Codification topic 840, Leases. Accordingly, for accounting purposes, we are the deemed owner of such portions of the Premises during the construction period. As such, we will capitalize the construction costs as a build-to-suit property within property and equipment, net, including the estimated fair value of the building shells that we are deemed to own at the lease inception date, as determined using a third-party appraisal. The capitalized construction costs will also include the estimated tenant improvements incurred by Ascentris. We will also recognize a corresponding build-to-suit lease obligation included in Other long-term liabilities for the same amount. As of June 30, 2017, $14.5 million of costs were capitalized in construction-in-progress with a corresponding build-to-suit lease obligation recognized related to the Lease.
Once the construction is complete, we will consider the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to Ascentris, as evidenced by a lack of continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback accounting treatment, the building assets will remain on our consolidated balance sheets at their historical cost.
NOTE 6. DEBT
The amortized carrying amount of our debt consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Secured Convertible Notes due 2018 (“Deerfield Notes”)	$—	$109,122
Term loan payable	—	80,000
Total debt	$—	$189,122

See “Note 7 - Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 27, 2017 for additional information on the terms of our debt, including a description of the material features of the Deerfield Notes.
Deerfield Notes
On June 28, 2017, we repaid all amounts outstanding under the Deerfield Notes. The repayment amount totaled $123.8 million which comprised $113.9 million in principal, including $13.9 million of interest paid in kind paid through the repayment date, a $5.8 million prepayment penalty associated with the early repayment of the notes and $4.2 million in accrued and unpaid interest. As a result of the early repayment, there was a $6.2 million loss on the extinguishment of the debt which comprised the prepayment penalty and the unamortized fees and costs on the date of the repayment.
Prior to our early repayment of the notes, the outstanding principal amount of the Deerfield Notes bore interest at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum. The following is a summary of interest expense for the Deerfield Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stated coupon interest	$2,083	$1,972	$4,151	$3,908
Interest paid in kind	2,083	1,972	4,151	3,908
Amortization of debt discount and debt issuance costs	93	113	182	206
Total interest expense	$4,259	$4,057	$8,484	$8,022
The balance of unamortized fees and costs was $0.4 million as of December 31, 2016, which was recorded as a reduction of the carrying amount of the Deerfield Notes on the accompanying Condensed Consolidated Balance Sheet.
Silicon Valley Bank Loan and Security Agreement
On March 29, 2017, we repaid all amounts outstanding under our term loan with Silicon Valley Bank. The repayment included $80.0 million in principal plus $0.1 million in accrued and unpaid interest. There was no gain or loss on the extinguishment of debt as a result of the repayment of the term loan. Prior to our early repayment of the term loan, the principal amount outstanding under the term loan had accrued interest at 1.0% per annum, which was due and payable monthly.
In accordance with the terms of the loan and security agreement, we were required to maintain an amount equal to at least 100%, but not to exceed 107%, of the outstanding principal balance of the term loan on deposit in one or more investment accounts with Silicon Valley Bank or one of its affiliates as support for our obligations under the loan and security agreement. We were entitled to retain income earned on the amounts maintained in such accounts. The total collateral balance as of December 31, 2016 was $81.6 million and was reflected in our Condensed Consolidated Balance Sheet in Short-term investments as the amounts were not restricted as to withdrawal. As a result of our repayment of the term loan, the compensating balance requirement was terminated as of March 29, 2017.
NOTE 7. FAIR VALUE MEASUREMENTS
The following table sets forth the classification of our financial assets within the fair value hierarchy that were measured and recorded at fair value on a recurring basis as of June 30, 2017 and December 31, 2016. We did not have any financial liabilities measured and recorded at fair value on a recurring basis as of those dates. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	June 30, 2017
	Level 1	Level 2	Total
Money market funds	$48,253	$—	$48,253
Commercial paper	—	303,786	303,786
Corporate bonds	—	550	550
U.S. Treasury and government sponsored enterprises	—	15,636	15,636
Total financial assets	$48,253	$319,972	$368,225

	December 31, 2016
	Level 1	Level 2	Total
Money market funds	$71,457	$—	$71,457
Commercial paper	—	165,375	165,375
Corporate bonds	—	152,407	152,407
U.S. Treasury and government sponsored enterprises	—	70,727	70,727
Total financial assets	$71,457	$388,509	$459,966
We did not have any financial assets or liabilities classified as Level 3 in the fair value hierarchy as of June 30, 2017 or December 31, 2016 and there were no transfers of financial assets or liabilities classified as Level 3 during the six months ended June 30, 2017 or the year ended December 31, 2016.
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
NOTE 8. STOCK-BASED COMPENSATION
We recorded and allocated employee stock-based compensation expense for our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development expense	$1,600	$1,165	$3,078	$6,729
Selling, general and administrative expense	3,427	2,393	6,662	8,014
Total stock-based compensation expense	$5,027	$3,558	$9,740	$14,743
We use the Black-Scholes Merton option pricing model to value our stock options and ESPP purchases. The weighted average grant-date fair value of our stock options and ESPP purchases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$10.07	$3.17	$10.01	$2.67
ESPP	$5.65	$1.60	$4.61	$1.79
The fair value of stock options and ESPP purchases was estimated using the following assumptions:

	Stock Options
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Risk-free interest rate	1.72%	0.90%	1.68%	1.10%
Dividend yield	—%	—%	—%	—%
Expected volatility	60%	67%	61%	76%
Expected life	4.3 years	4.4 years	4.2 years	4.4 years

	ESPP
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Risk-free interest rate	0.94%	0.39%	0.77%	0.42%
Dividend yield	—%	—%	—%	—%
Expected volatility	60%	65%	64%	69%
Expected life	6 months	6 months	6 months	6 months
We considered implied volatility as well as our historical volatility in developing our estimate of expected volatility. The expected life computation is based on historical exercise patterns and post-vesting termination behavior.
A summary of stock option activity for the six months ended June 30, 2017 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	24,999,665	$4.91
Granted	674,110	$20.57
Exercised	(3,242,026)	$4.04
Forfeited	(161,836)	$7.27
Options outstanding at June 30, 2017	22,269,913	$5.50	4.25 years	$426,081
Exercisable at June 30, 2017	16,181,093	$4.13	3.72 years	$331,770
As of June 30, 2017, a total of 24,237,774 shares were available for grant under our stock option plans.
A summary of restricted stock unit (“RSU”) activity for the six months ended June 30, 2017 is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
RSUs outstanding at December 31, 2016	2,469,791	$8.69
Awarded	258,272	$20.81
Vested and released	(280,657)	$4.24
Forfeited	(85,543)	$10.72
RSUs outstanding at June 30, 2017	2,361,863	$10.47	1.72 years	$58,173
NOTE 9. INCOME TAXES
Income tax expense consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income tax expense	$581	$—	$715	$—
During the six months ended June 30, 2017, we recorded income tax expense of $0.7 million, which comprises our computed income tax expense of $1.7 million reduced by $1.0 million of excess benefits associated with equity compensation. The income tax expense for the three and six months ended June 30, 2017 primarily relates to state taxes in jurisdictions outside of California, for which we do not have net operating loss carry-forwards due to a limited operating history.

NOTE 10. COMMITMENTS
Leases
On May 2, 2017, we entered into the Lease with Ascentris for an aggregate of 110,783 square feet of space in office and research facilities located at 1851, 1801 and 1751 Harbor Bay Parkway, Alameda, California. We also have the right to make certain tenant improvements to the space leased on the Premises. The Lease has an initial term of 10 years with a target commencement date of March 1, 2018 and rent payments will begin upon the target commencement date. We have two five-year options to extend the Lease and a one-time option to terminate the Lease without cause on the last day of the 8th year of the initial term. We are obligated to make lease payments totaling $24.1 million over the Lease term. The Lease further provides that we are obligated to pay to Ascentris certain costs, including taxes and operating expenses. We also have a right of first offer to lease certain additional space, in the aggregate of approximately 170,000 square feet of space, as that additional space becomes available over the remainder of the initial term at 1601, 1701, 1751, and 1801 Harbor Bay Parkway, Alameda, California at a market rate determined according to the Lease.
We are deemed, for accounting purposes only, to be the owner of portions of the Premises, including two building shells, even though we are not the legal owner. See “Note 5. Property and Equipment - Build-to-Suit Lease” for a further description of the accounting for that portion of the Premises.
As of June 30, 2017, the aggregate future minimum lease payments under our leases are as follows (in thousands):

	Capital leases	Other financing obligations (1)
Remainder of 2017	$1,990	$—
Year Ending December 31,
2018	2,802	566
2019	605	1,477
2020	630	1,685
2021	637	1,745
2022	646	1,814
Thereafter	3,465	10,441
	$10,775	$17,728
____________________

(1)	Other financing obligations includes payments related to build-to-suit lease arrangements.
Rent expense and sublease income were as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross rental expense	$1,493	$3,194	$3,771	$5,453
less: Sublease income	(306)	(895)	(1,225)	(1,730)
Net rental expense	$1,187	$2,299	$2,546	$3,723
Letter of Credit
We obtained a standby letter of credit in May 2017 in the amount of $0.5 million, which may be drawn down by Ascentris in the event we fail to fully and faithfully perform all of our obligations under the Lease and to compensate Ascentris for all losses and damages Ascentris may suffer as a result of the occurrence of any default on our part not cured within the applicable cure period. As of June 30, 2017, none of the standby letter of credit amount has been used.
See “Note 13 - Commitments” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 27, 2017 for a description of additional letters of credits that were entered into prior to December 31, 2016.

NOTE 11. NET INCOME (LOSS) PER SHARE
The following table sets forth a reconciliation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$17,656	$(34,838)	$34,356	$(94,061)
Net income allocated to participating securities	(60)	—	(117)	—
Net income allocable to common stock for basic net income (loss) per share	17,596	(34,838)	34,239	(94,061)
Adjustment to net income allocated to participating securities	4	—	7	—
Net income allocable to common stock for diluted net income (loss) per share	$17,600	$(34,838)	$34,246	$(94,061)

Weighted-average shares of common stock outstanding	293,188	229,310	292,029	228,860
Dilutive securities:
Outstanding stock options, unvested RSUs and ESPP contributions	18,031	—	18,730	—
Weighted-average shares of common stock outstanding and dilutive securities	311,219	229,310	310,759	228,860

Net income (loss) per share, basic	$0.06	$(0.15)	$0.12	$(0.41)
Net income (loss) per share, diluted	$0.06	$(0.15)	$0.11	$(0.41)
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
The following table sets forth potentially dilutive shares of common stock that are not included in the computation of diluted net income (loss) per share because to do so would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Outstanding stock options, unvested RSUs and ESPP contributions	1,747	30,637	1,633	30,637
2019 Notes	—	54,118	—	54,118
Deerfield Notes	—	33,890	—	33,890
Warrants	—	1,000	—	1,000
Total potentially dilutive shares	1,747	119,645	1,633	119,645
The Deerfield Notes were repaid in June 2017. The 2019 Notes were converted and redeemed between August and November 2016.
NOTE 12. CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject us to concentrations of credit risk are primarily trade and other receivables and investments. Investments consist of money market funds, commercial paper, corporate bonds with high credit quality, and securities issued by the U.S. Treasury and other government sponsored enterprises. All investments are maintained with financial institutions that management believes are creditworthy.
Trade and other receivables are unsecured and are concentrated in the pharmaceutical and biotechnology industries. Accordingly, we may be exposed to credit risk generally associated with pharmaceutical and biotechnology companies. We have incurred no bad debt expense since inception. As of June 30, 2017, 20%, 19%, 17%, and 11% of our trade receivables are with Diplomat Specialty Pharmacy, Caremark L.L.C., affiliates of McKesson Corporation, and Accredo Health, Incorporated, respectively. All of these customers have historically paid promptly.
The percentage of total revenues recognized by customer that represent 10% or more of total revenues was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Diplomat Specialty Pharmacy	23%	52%	24%	53%
Caremark L.L.C.	19%	9%	18%	6%
Accredo Health, Incorporated	14%	7%	13%	5%
Affiliates of McKesson Corporation	13%	6%	13%	4%
Merck	—%	—%	—%	10%
All of our long-lived assets are located in the U.S. We have operations solely in the U.S., while some of our collaboration partners have headquarters outside of the U.S. and some of our clinical trials for cabozantinib are also conducted outside of the U.S.
The following table shows the revenues earned by geographic region. Net product revenues are attributed to regions based on the delivery location. Collaboration revenues are attributed to regions based on the location of our collaboration partner's headquarters (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
U.S.	$89,371	$32,192	$163,046	$45,786
Europe	5,494	4,060	10,024	5,893
Japan	4,143	—	6,825	—
We recorded losses of $0.1 million relating to foreign exchange fluctuations for both the six months ended June 30, 2017 and 2016.
NOTE 13. SUBSEQUENT EVENT
On July 19, 2017, we and Genentech entered into the Genentech Amendment. The Genentech Amendment was entered into in connection with the settlement of the arbitration concerning claims asserted by us against Genentech related to its clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the U.S. See “Note 2 - Collaboration Agreements - Genentech Collaboration” for additional information on the Genentech collaboration.
The Genentech Amendment sets forth the parties’ confirmation and agreement that we have exercised our co-promotion option and that, as such, we have the right to co-promote current and future Genentech combinations that include COTELLIC in the U.S. Pursuant to the terms of the Genentech Amendment, we will continue to be entitled to a share of U.S. profits and losses received in connection with the commercialization of COTELLIC, which share will continue to decrease as sales of COTELLIC increase in accordance with the profit share tiers as originally set forth in the Genentech Collaboration Agreement. However, effective as of July 1, 2017, the revenue for each sale of COTELLIC applied to the profit and loss statement for the Genentech Collaboration Agreement (the “Collaboration P&L”) will be calculated using the average of the quarterly net selling prices of COTELLIC and any additional branded Genentech product(s) prescribed with COTELLIC in such sale. While we will also continue to share U.S. commercialization costs for COTELLIC, the Genentech Amendment expressly sets forth that the amount of commercialization costs Genentech is entitled to allocate to the Collaboration P&L will be reduced based on the number of Genentech products in any given combination including COTELLIC. The Genentech Amendment also provides for more detailed communication requirements for the parties related to COTELLIC research, development and commercialization activities and clarifies meeting and escalation procedures for the joint steering committee and the joint commercialization committee, each a body established under the Genentech Collaboration Agreement to coordinate activities with respect to COTELLIC.

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
Overview
We are a biopharmaceutical company committed to the discovery, development and commercialization of new medicines to improve care and outcomes for people with cancer. Since our founding in 1994, three products discovered at Exelixis have progressed through clinical development, received regulatory approval, and entered the marketplace. Two are derived from cabozantinib, an inhibitor of multiple tyrosine kinases including VEGF, MET, AXL and RET receptors: CABOMETYX® tablets approved for previously treated advanced renal cell carcinoma, or RCC, and COMETRIQ® capsules approved for progressive, metastatic medullary thyroid cancer, or MTC. The third product, COTELLIC®, is a formulation of cobimetinib, a reversible inhibitor of MEK, marketed under a collaboration with Genentech (a member of the Roche Group), and is approved as part of a combination regimen to treat advanced melanoma. Both cabozantinib and cobimetinib have shown potential in a variety of forms of cancer and are the subjects of broad clinical development programs for multiple oncology indications.
While our commercialization efforts for CABOMETYX and COMETRIQ are focused in the U.S., we have licensed development and commercialization rights to cabozantinib outside of the U.S. to Ipsen Pharma SAS, or Ipsen, and Takeda Pharmaceutical Company Ltd., or Takeda. Ipsen has been granted rights to cabozantinib outside of the U.S. and Japan, and Takeda has been granted rights to cabozantinib in Japan. Ipsen and Takeda also contribute financially and operationally to the further global development and commercialization of cabozantinib in other potential indications, and we are working closely with them on these activities.
Beyond the approved indications of cabozantinib, we are engaged in a broad development program composed of over 45 ongoing or planned clinical trials in additional tumor types, many of which are conducted through our Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute’s Cancer Therapy Evaluation Program, or NCI-CTEP, or our investigator sponsored trial program. The most notable studies at this time are CELESTIAL, our company-sponsored phase 3 trial of cabozantinib in advanced hepatocellular carcinoma, or HCC, for which we anticipate the planned second interim analysis with 75% of all required events to take place in the second half of 2017, and CABOSUN, a randomized phase 2 trial comparing cabozantinib to sunitinib in the first-line treatment of intermediate- or poor-risk RCC, patients, being conducted by The Alliance for Clinical Trials in Oncology, or The Alliance, through our CRADA with NCI-CTEP. In May 2016, The Alliance informed us that CABOSUN met its primary endpoint demonstrating a statistically significant and clinically meaningful improvement of progression-free survival compared with sunitinib. The CABOSUN primary efficacy endpoint results were later confirmed by a blinded independent radiology review committee, or IRC, in June 2017. Based on these results, we are working towards the submission of a supplemental New Drug Application, or sNDA, to the U.S. Food and Drug Administration, or FDA, in the third quarter of 2017 for cabozantinib as a treatment for patients with previously untreated advanced RCC.
We are also interested in further examining cabozantinib’s potential in combination with immunotherapies to determine if outcomes for patients may be further improved. Building on preclinical and clinical observations that cabozantinib creates a more immune-permissive tumor environment potentially resulting in the cooperative activity of cabozantinib in combination with these products, we are evaluating cabozantinib in combination with a variety of immune checkpoint inhibitors in multiple clinical trials. The most advanced of these combination studies includes a phase 3 trial evaluating cabozantinib with nivolumab (Opdivo®) or with nivolumab and ipilimumab (Yervoy®) in first-line advanced RCC and a phase 2 evaluation of the same combination in HCC, each in collaboration with Bristol-Myers Squibb Company, or BMS. As part of our clinical collaboration with BMS, we also plan to evaluate cabozantinib with nivolumab or with nivolumab and ipilimumab in various other tumor types, including in bladder cancer. We have also initiated phase 1b dose escalation study evaluating the safety and tolerability of cabozantinib in combination with Roche’s atezolizumab (Tecentriq®) in patients with locally advanced or metastatic solid tumors.
In addition to these advances connected with cabozantinib, significant progress continues to be made with respect to the clinical development, regulatory status and commercial potential of cobimetinib under our collaboration agreement with Genentech. Genentech is now conducting two phase 3 pivotal trials exploring the combination of cobimetinib with atezolizumab in colorectal carcinoma (IMblaze370) and melanoma (IMspire150 TRILOGY), and has announced plans to initiate a third phase 3 trial of cobimetinib in combination with atezolizumab in a distinct melanoma population (IMspire170) in the third quarter of 2017. Genentech recently announced that enrollment in IMblaze370 was completed in the first quarter of 2017. We believe that cobimetinib has the potential to provide us with a second meaningful source of revenue.
Second Quarter 2017 Business Development Updates and Financial Highlights
During the second quarter of 2017, we continued to build infrastructure intended to support our anticipated growth and evolution beyond our current product pipeline. Significant business development updates and financial highlights for the quarter include:
Business Development Updates

•
In May 2017, we entered into a lease agreement for an aggregate of 110,783 square feet of space in office and research facilities in Alameda, California, which will become our corporate headquarters in 2018.

•
In June 2017, we initiated a phase 1b trial of cabozantinib and atezolizumab in locally advanced or metastatic solid tumors. The trial is divided in two parts: a dose-escalation phase and an expansion cohort phase. The trial will evaluate the optimal dose and schedule of daily oral administration of cabozantinib when given in combination with atezolizumab to inform the trial’s subsequent expansion stage.

•
In June 2017, an analysis of CABOSUN conducted on the basis of a blinded IRC review of radiographic images confirmed that cabozantinib demonstrated a clinically meaningful and statistically significant reduction in the rate of disease progression or death as measured by progression-free survival, or PFS.

•
In July 2017, BMS initiated a phase 3 trial, CheckMate 9ER, to evaluate cabozantinib in combination with nivolumab or in combination with nivolumab and ipilimumab, versus sunitinib in patients with previously untreated, advanced or metastatic RCC. The primary endpoint for the trial is PFS.

•
In July 2017, we entered into an amendment to our collaboration agreement with Genentech in connection with the settlement of our arbitration with Genentech concerning claims asserted by us against Genentech related to the development, pricing and commercialization of COTELLIC. The amendment resolves our concerns outlined in the arbitration demand and provides for a revised revenue and cost-sharing arrangement, effective as of July 1, 2017, that is applicable to current and potential future commercial uses of COTELLIC.

•
In August 2017, we announced that data from clinical trials of cabozantinib and cobimetinib will be the subject of 10 presentations at the European Society for Medical Oncology, or ESMO, 2017 Congress, including from CABOSUN as a late-breaking abstract. Cabozantinib presentations will also include the phase 1b trial of cabozantinib, nivolumab, and ipilimumab in advanced genitourinary malignancies, as well as additional analyses of the METEOR trial in advanced RCC Cobimetinib presentations will include two data sets concerning forms of metastatic melanoma.

Financial Highlights

•
Net income for the second quarter 2017 was $17.7 million, or $0.06 per share, basic and diluted, compared to a net loss of $(34.8) million, or $(0.15) per share, basic and fully diluted, for the second quarter of 2016.

•	Total revenues for the second quarter 2017 increased to $99.0 million, compared to $36.3 million for the second quarter of 2016.

•	Cost of goods sold for the second quarter 2017 increased to $3.0 million, compared to $1.6 million for the second quarter of 2016.

•	Research and development expenses for the second quarter 2017 increased to $28.2 million, compared to $23.0 million for the second quarter of 2016.

•	Selling, general and administrative expenses for the second quarter 2017 increased to $40.7 million, compared to $35.8 million for the second quarter of 2016.

•	Total other expense, net for the second quarter 2017 decreased to $(8.9) million, compared to $(9.7) million for the second quarter of 2016.

•	Cash and investments decreased to $380.3 million at June 30, 2017, compared to $479.6 million at December 31, 2016.

•
In June 2017, we retired a series of Secured Convertible Notes, referred to herein as the Deerfield Notes, originally issued in July 2010 to entities associated with Deerfield Management Company, or the Deerfield Entities, one year ahead of their July 2018 maturity date. We retired the Deerfield Notes by making a $123.8 million payment to the Deerfield Entities on June 28, 2017.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.
Although we reported net income of $34.4 million for the six months ended June 30, 2017, we may not be able to maintain or increase profitability on a quarterly or annual basis and we are unable to accurately predict the extent of long-range future profits or losses. Excluding fiscal 2011, our operating expenses have exceeded our revenues for each fiscal year, and we expect to continue to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. In addition, we intend to expand our product pipeline through the measured resumption of drug discovery and the evaluation of in-licensing and acquisition opportunities that align with our oncology drug expertise, which efforts could involve substantial costs. As a result, we are unable to predict the extent of any future profits or losses because we expect to continue to incur substantial operating expenses and, consequently, we will need to generate substantial revenues to maintain or increase profitability.
Challenges and Risks
We anticipate that we will continue to face a number of challenges and risks to our business that may impact our ability to execute on our 2017 business objectives. In particular, we anticipate that for the foreseeable future our ability to generate meaningful revenue to fund our commercial operations and our development and discovery programs is dependent upon the successful commercialization of CABOMETYX for the treatment of advanced RCC in territories where it has been or may be approved. The commercial potential of CABOMETYX for the treatment of advanced RCC remains subject to a variety of factors, most importantly, CABOMETYX’s perceived benefit/risk profile as compared to the benefit/risk profiles of other treatments available or currently in development for the treatment of advanced RCC. Our ability to generate meaningful product revenue from CABOMETYX is also affected by a number of other factors, including the extent to which coverage and reimbursement for CABOMETYX is available from government and other third-party payers. Obtaining and maintaining appropriate coverage and reimbursement for CABOMETYX is increasingly challenging due to, among other things, efforts by payors to contain and slow increases in healthcare costs in the U.S. and worldwide, as well as increasing policy interest in the U.S. with respect to controlling pharmaceutical drug pricing practices. Our ability to fulfill the commercial potential of cabozantinib also depends on our ability to expand the compound’s use by generating data in clinical development that will support regulatory approval of cabozantinib in additional indications. Our immediate focus in this regard is the potential regulatory approval of our sNDA for cabozantinib as a treatment for patients with previously untreated advanced RCC based upon data from CABOSUN. Obtaining this approval represents a significant challenge because CABOSUN was not originally designed as a registrational trial. However, given the positive nature of CABOSUN results, combined with the confirming analysis of such results by the IRC, we are planning to submit a sNDA to the FDA during the third quarter of 2017. Achievement of our 2017 business objectives will also depend on our ability to adapt our development and commercialization strategy to navigate the increasing prevalence of immunotherapy, which is both a competitive threat and a potential opportunity due to interest in the use of combination therapy to treat cancer.
In addition to the challenges we encounter while working toward the achievement of our development and commercial objectives for 2017, we also face significant challenges in our efforts to expand our pipeline through the measured resumption of internal drug discovery activities and the evaluation of in-licensing and acquisition opportunities. Internal discovery efforts require substantial technical, financial and human resources and may fail to yield product candidates for clinical development. Furthermore, we continue to operate in an environment with significant market competition for relevant product candidates, and, even if we are able to identify an attractive and available product candidate, we may not be able to in-license or acquire it on acceptable terms that would enable our continued growth as an organization.
Some of these challenges and risks are specific to our business, and others are common to companies in the pharmaceutical industry with development and commercial operations. For a complete discussion of challenges and risks we face, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2017 will end on December 29, 2017 and fiscal year 2016 ended on December 30, 2016. For convenience, references in this report as of and for the fiscal periods ended June 30, 2017 and July 1, 2016, and as of and for the fiscal years ended December 29, 2017 and December 30, 2016, are indicated as being as of and for the periods ended June 30, 2017 and June 30, 2016, and the years ended December 31, 2017 and December 31, 2016, respectively.
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product revenues:
Gross product revenues	$100,258	$35,049	$178,217	$45,663
Discounts and allowances	(12,254)	(3,431)	(21,336)	(4,946)
Net product revenues	88,004	31,618	156,881	40,717
Collaboration revenues:
License revenues (1)	7,571	3,592	13,763	4,790
Royalty and product supply revenues, net	1,258	1,042	3,444	1,172
Contract revenues (2)	—	—	2,500	5,000
Development cost reimbursements	2,175	—	3,307	—
Total collaboration revenues	11,004	4,634	23,014	10,962
Total revenues	$99,008	$36,252	$179,895	$51,679
Dollar change	$62,756		$128,216
Percentage change	173%		248%
____________________

(1)	Includes amortization of upfront payments.

(2)	Includes milestone payments.
Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
CABOMETYX	$80,861	$17,574	$143,220	$17,574
COMETRIQ	7,143	14,044	13,661	23,143
Net product revenues	$88,004	$31,618	$156,881	$40,717
Dollar change	$56,386		$116,164
Percentage change	178%		285%
For the three and six months ended June 30, 2017, net product revenues increased 178% and 285%, respectively, as compared to the comparable periods in 2016. For the three and six months ended June 30, 2017, the 360% and 715% increase in net product revenues for CABOMETYX as compared to the comparable period in 2016, was primarily due to a 326% and 667% increase, respectively, in the number of CABOMETYX units sold as well as an increase in the average selling price of the product. The increase in CABOMETYX sales volume was due to the commercial launch of CABOMETYX in late April 2016. CABOMETYX was approved by the FDA on April 25, 2016 as a treatment for patients with advanced RCC who have received prior anti-angiogenic therapy. For the three and six months ended June 30, 2017, the 49% and 41% decrease in net product revenues for COMETRIQ as compared to the comparable periods in 2016, was primarily due to a 58% and 54% decrease, respectively, in the number of COMETRIQ units sold; the decrease in units sold was partially offset by an increase in the average selling price of the product. The decrease in COMETRIQ sales volume was primarily driven by the adoption of CABOMETYX by our customers.

License revenues consists of the recognition of the upfront payments and non-substantive milestone received in connection with our February 2016 collaboration agreement with Ipsen and the upfront payment received in connection with our January 2017 collaboration agreement with Takeda. For the three and six months ended June 30, 2017, we recognized $4.7 million and $9.0 million, respectively, of such revenue in connection with the Ipsen collaboration agreement, as compared to $3.6 million and $4.8 million, respectively, during the comparable periods in 2016. For the three and six months ended June 30, 2017, we recognized $2.8 million and $4.7 million, respectively, of such revenue in connection with the Takeda collaboration agreement. No such revenue was recognized for Takeda during the comparable periods in 2016. The increase in such revenues is due to the timing of the execution of those agreements.
Royalty and product supply revenues, net, primarily consisted of royalties on ex-U.S. net sales of COTELLIC under our collaboration agreement with Genentech for cobimetinib.
Contract revenues for the six months ended June 30, 2017 reflect recognition of a $2.5 million milestone earned from BMS related to the ROR Gamma program. Contract revenues for the six months ended June 30, 2016 reflect a $5.0 million milestone earned from Merck related to its worldwide license of our phosphoinositide-3 kinase-delta program. There was no such revenue for either the three months ended June 30, 2017 or 2016.
Development cost reimbursements for the three and six months ended June 30, 2017 consisted of reimbursements pursuant to our collaboration and license agreements, including $0.9 million and $1.2 million, respectively, under our agreement with Ipsen and $1.3 million and $2.1 million, respectively, under our agreement with Takeda. There were no such development cost reimbursements during the comparable periods in 2016.
Total revenues by significant customer were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Diplomat Specialty Pharmacy	$22,599	$18,916	$42,449	$27,380
Caremark L.L.C.	18,435	3,137	32,254	3,137
Affiliates of McKesson Corporation	12,846	2,082	24,124	2,082
Accredo Health, Incorporated	13,619	2,459	23,059	2,459
Merck	—	—	—	5,000
Others, individually less than 10% of total revenues for all periods presented	31,509	9,658	58,009	11,621
Total revenues	$99,008	$36,252	$179,895	$51,679
We recognize product revenue net of discounts and allowances that are further described in “Note 1. Organization and Summary of Significant Accounting Policies” to our “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on February 27, 2017. The activities and ending reserve balances for each significant category of discount and allowance were as follows (dollars in thousands):

	Chargebacks and discounts for prompt payment	Other customer credits and co-pay assistance	Rebates	Returns	Total
Balance at December 31, 2016	$1,802	$794	$2,627	$351	$5,574
Provision related to sales made in:
Current period	13,460	3,080	5,262	—	21,802
Prior periods	(718)	—	251	—	(467)
Payments and customer credits issued	(13,175)	(3,001)	(4,621)	(351)	(21,148)
Balance at June 30, 2017	$1,369	$873	$3,519	$—	$5,761
Chargebacks and discounts for prompt payment are recorded as a reduction of trade receivables and the remaining reserve balances are classified as Other current liabilities in the accompanying Condensed Consolidated Balance Sheets. Balances as of December 31, 2016 have been reclassified to reflect that presentation.
The increase in the reserve balance at June 30, 2017, was the result of an increase in product sales volume and a shift in payer mix to government programs, which was offset by the prior period adjustments for chargebacks and certain rebates. We expect our discounts and allowances, including rebates, as a percentage of gross product revenue to increase during the remainder of 2017 as our business evolves and the number of patients participating in government programs increases and the discounts or rebates to government payers increase, as well as engaging in commercial contracting which may result in additional discounts or rebates.
Cost of Goods Sold
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of goods sold	$3,014	$1,560	$6,217	$2,245
Gross margin	97%	95%	96%	94%
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty payable to GlaxoSmithKline on net sales of any product incorporating cabozantinib, indirect labor costs, the cost of manufacturing, write-downs related to expiring and excess inventory, and other third party logistics costs. Portions of the manufacturing costs for inventory were incurred prior to the regulatory approval of CABOMETYX and COMETRIQ and, therefore, were expensed as research and development costs when incurred, rather than capitalized as inventory. The sale of products containing previously expensed materials resulted in an 11% and 8% reduction in the Cost of goods sold during the three and six months ended June 30, 2017, respectively, as compared to a 5% and 4% reduction during the comparable periods in 2016. As of June 30, 2017 and December 31, 2016, our inventory includes approximately $0.6 million and $1.2 million, respectively, of materials that were previously expensed, are not capitalized, and will not be charged to Costs of goods sold in future periods. Cost of goods sold also includes write-downs related to excess and expiring inventory. Such write-downs were $0.3 million for the six months ended June 30, 2017; the amount of such write-downs was nominal for the comparable period in 2016.
The increase in Cost of goods sold was primarily related to the growth in sales of CABOMETYX due to the commercial launch of CABOMETYX in late April 2016.
Gross margin percentage is net product revenues less cost of goods sold, divided by net product revenues. The increase in gross margin for the three and six months ended June 30, 2017, as compared to the comparable periods in 2016, was related to the change in product mix as CABOMETYX tablets have a lower manufacturing cost than COMETRIQ capsules.
Research and Development Expenses
Total research and development expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development expenses	$28,214	$22,984	$51,424	$51,910
Dollar change	$5,230		$(486)
Percentage change	23%		(1)%
Research and development expenses consist primarily of clinical trial costs, personnel expenses, consulting and outside services, an allocation for general corporate costs, stock-based compensation, and temporary personnel expenses.
The increase in research and development expenses for the three months ended June 30, 2017, as compared to the comparable period in 2016, was primarily related to an increase in clinical trial costs, which includes services performed by third-party contract research organizations and other vendors who support our clinical trials, and increases in personnel expenses and stock-based compensation. The increase in clinical trial costs was $2.4 million for the three months ended June 30, 2017, as compared to the comparable period in 2016. The increase in clinical trial costs was predominantly due to increases in costs related to CABOSUN, a randomized phase 2 trial of cabozantinib in patients with previously untreated advanced RCC with intermediate- or poor-risk disease conducted by The Alliance under our CRADA with NCI-CTEP, start-up costs associated with CheckMate 9ER, a phase 3 trial to evaluate nivolumab in combination with cabozantinib or with nivolumab and ipilimumab in combination with cabozantinib versus sunitinib in patients with previously untreated, advanced or metastatic RCC, and start-up costs associated with our phase 1b trial of cabozantinib and atezolizumab in locally advanced or metastatic solid tumors; those increases were partially offset by decreases in costs related to METEOR, our phase 3 pivotal trial in advanced RCC. The increase in personnel expenses was $1.1 million for the three months ended June 30, 2017, as compared to the comparable period in 2016, primarily as a result of an increase in headcount associated with the re-launch of our discovery program and the build-out of our medical affairs organization. The increase in stock-based compensation was $0.4 million for the three months ended June 30, 2017, as compared to the comparable period in 2016, primarily due to the increase in overall headcount and an increase in the valuation of recently granted options and awards as a result of the increase in the price of our stock.
The decrease in research and development expenses for the six months ended June 30, 2017, as compared to the comparable period in 2016, was primarily related to decreases in clinical trial costs and stock-based compensation; these decreases were partially offset by an increase in personnel expenses. The decrease in clinical trial costs was $2.0 million for the six months ended June 30, 2017, as compared to the comparable period in 2016. The decrease in clinical trial costs was predominantly due to a decrease in costs related to METEOR, which was partially offset by increases in costs related to CABOSUN, start-up costs associated with CheckMate 9ER, and start-up costs associated with our phase 1b trial of cabozantinib and atezolizumab in locally advanced or metastatic solid tumors. The decrease in stock-based compensation was $3.7 million for the six months ended June 30, 2017, as compared to the comparable period in 2016, primarily due to the 2016 recognition of stock-based compensation expense pertaining to the performance-based stock-options tied to the acceptance and anticipated approval of our CABOMETYX New Drug Application, or NDA, submission to the FDA and a 2016 bonus to our employees in the form of fully-vested restricted stock units. These decreases were partially offset by an increase in personnel expenses of $4.2 million for the six months ended June 30, 2017, as compared to the comparable period in 2016, primarily as a result of an increase in headcount associated with the re-launch of our discovery program and the build-out of our medical affairs organization.
We do not track fully-burdened research and development expenses on a project-by-project basis. We group our research and development expenses into three categories: development, drug discovery and other. Our development group leads the development and implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. Our drug discovery group utilizes a variety of technologies to enable the rapid discovery, optimization and extensive characterization of lead compounds such that we are able to select development candidates with the best potential for further evaluation and advancement into clinical development. Drug discovery expenses relate primarily to personnel expenses and consulting and outside services. The “Other” category includes stock-based compensation and the allocation of general corporate costs to research and development. The expenditures for research and development expenses by category were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Development:
Clinical trial costs	$10,404	$7,968	$18,212	$20,225
Personnel expenses	7,048	6,398	14,212	10,507
Consulting and outside services	2,100	2,392	3,905	4,515
Other development costs	3,815	3,089	6,548	6,046
Total development	23,367	19,847	42,877	41,293
Drug discovery	1,446	298	2,243	509
Other	3,401	2,839	6,304	10,108
Total	$28,214	$22,984	$51,424	$51,910
In addition to reviewing the three categories of research and development expenses described above, we principally consider qualitative factors in making decisions regarding our research and development programs. Such factors include enrollment in clinical trials for our drug candidates, the results of and data from clinical trials, the potential indications for our drug candidates, the clinical and commercial potential for our drug candidates, and competitive dynamics. We also make our research and development decisions in the context of our overall business strategy, which includes the pursuit of commercial collaborations with major pharmaceutical and biotechnology companies for the development of our drug candidates.
We are focusing our development and commercialization efforts primarily on cabozantinib to maximize the therapeutic and commercial potential of this compound, and as a result, we expect our near-term research and development expenses to primarily relate to the clinical development of cabozantinib. We expect to continue to incur significant development costs for cabozantinib in future periods as we evaluate its potential in a broad development program comprising approximately 45 ongoing or planned clinical trials across multiple indications. The most notable studies of this program is CELESTIAL, our company-sponsored phase 3 trial of cabozantinib in advanced HCC, our phase 3 study in collaboration with BMS, evaluating cabozantinib in combination with nivolumab or nivolumab and ipilimumab as compared to sunitinib in previously untreated patients with advanced RCC, and our phase 2 study, in collaboration with BMS, evaluating cabozantinib and nivolumab or nivolumab and ipilimumab in advanced HCC, as well as our phase 1b study, in collaboration with Roche, evaluating cabozantinib in combination with atezolizumab in patients with advanced malignancies. In addition, postmarketing commitments in connection with the approval of COMETRIQ in progressive, metastatic MTC dictate that we conduct an additional study in that indication. As a result, we expect our research and development expenses to increase as we continue to develop cabozantinib and our pipeline.
The length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, our decisions to develop a product candidate for additional indications, and whether we pursue development of the product candidate or a particular indication with a collaborator or independently. For example, cabozantinib is being developed in multiple indications, and we do not yet know how many of those indications we will ultimately pursue regulatory approval for. In this regard, our decisions to pursue regulatory approval of cabozantinib for additional indications depend on several variables outside of our control, including the strength of the data generated in our prior, ongoing and potential future clinical trials. Furthermore, the scope and number of clinical trials required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential indications that we may elect to pursue, and even after having given such input, applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. As a condition to any regulatory approval, we may also be subject to postmarketing development commitments, including additional clinical trial requirements. As a result of the uncertainties discussed above, we are unable to determine the duration of or complete costs associated with the development of cabozantinib or any other research and development projects.
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
Selling, General and Administrative Expenses
Total selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Selling, general and administrative expenses	$40,727	$35,823	$74,987	$70,680
Dollar change	$4,904		$4,307
Percentage change	14%		6%
Selling, general and administrative expenses consist primarily of personnel expenses, consulting and outside services, stock-based compensation, legal and accounting costs, marketing, travel and entertainment and facility costs.
The increase in selling, general and administrative expenses for the three and six months ended June 30, 2017, as compared to the comparable periods in 2016, was primarily related to increases in personnel expenses, legal and accounting costs, and consulting and outside services; those increases were partially offset by a decrease in marketing costs. Personnel expenses increased by $3.2 million and $9.9 million for the three and six months ended June 30, 2017, respectively, as compared to the comparable periods in 2016, primarily due to an increase in headcount connected with the build-out and support of our U.S. commercial organization as a result of the launch of CABOMETYX, as well as an increase in headcount for our general and administrative organization, incentive compensation and the accrual for bonuses. Legal and accounting expenses increased by $2.9 million and $4.2 million for the three and six months ended June 30, 2017, respectively, as compared to the comparable periods in 2016, primarily due to increases in legal costs related to our dispute with Genentech. Consulting and outside services increased by $2.5 million and $1.7 million for the three and six months ended June 30, 2017, respectively, as compared to the comparable periods in 2016, primarily due to increases in consulting for marketing activities. Marketing costs decreased by $4.5 million and $11.3 million for the three and six months ended June 30, 2017, respectively, as compared to the comparable periods in 2016, primarily due to a decrease in losses recognized under our collaboration agreement with Genentech driven by Genentech’s change in cost allocation approach in January 2017.
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
Other expense, net, was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income and other, net	$1,622	$749	$2,690	$951
Interest expense	(4,259)	(10,451)	(8,679)	(20,741)
Loss on extinguishment of debt	(6,239)	—	(6,239)	—
Total other expense, net	$(8,876)	$(9,702)	$(12,228)	$(19,790)
Dollar change	$826		$7,562
Percentage change	(9)%		(38)%
Other expense, net consists primarily of interest expense incurred on our debt, loss on the extinguishment of debt and interest income earned on our cash and investments.
Interest expense decreased by $6.2 million and $12.1 million for the three and six months ended June 30, 2017, respectively, as compared to the comparable periods in 2016, primarily due to conversions and the redemption of the 2019 Notes during the third and fourth quarters of 2016 and the repayment of the Silicon Valley Bank term loan in March 2017. We expect our interest expense will continue to decrease as a result of interest savings from the repayment of the Deerfield Notes in June 2017.
During the three and six months ended June 30, 2017, we recognized a $6.2 million loss on extinguishment of debt resulting primarily from the prepayment penalty associated with the early the repayment of the Deerfield Notes. See “Note 6 - Debt” in our “Notes to Condensed Consolidated Financial Statements” for more information on the repayment of our debt during 2017.
Interest income increased by $0.6 million and $1.3 million for the six months ended June 30, 2017, respectively, as compared to the comparable periods in 2016, due to both an increase in our investment balances and an increase in the yield earned on those investments.
During the three and six months ended June 30, 2017 we recognized a $0.6 million gain on the sale of our 9% interest in Akarna Therapeutics, Ltd, which we acquired in 2015 in exchange for intellectual property rights related to the Exelixis discovered compound XL335.
Income Tax Expense
Income tax expense was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income tax expense	$581	$—	$715	$—
Income tax expense for the three and six months ended June 30, 2017 primarily relates to state taxes in jurisdictions outside of California, for which we do not have net operating loss carry-forwards due to a limited operating history. Our historical losses are sufficient to fully offset any federal taxable income.

Liquidity and Capital Resources
We have incurred net losses in every fiscal year since our inception, with the exception of the 2011 fiscal year, and as of June 30, 2017, we had an accumulated deficit of $1.9 billion. Although we reported net income of $34.4 million for the six months ended June 30, 2017, we may not be able to maintain or increase profitability on a quarterly or annual basis and we are unable to accurately predict the extent of long-range future profits or losses. Excluding fiscal 2011, our operating expenses have exceeded our revenues for each fiscal year, and we expect to continue to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. In addition, we intend to expand our product pipeline through the measured resumption of drug discovery and the evaluation of in-licensing and acquisition opportunities that align with our oncology drug expertise, which efforts could involve substantial costs. As a result, we are unable to predict the extent of any future profits or losses because we expect to continue to incur substantial operating expenses and, consequently, we will need to generate substantial revenues to maintain or increase profitability.
Since the launch of our first commercial product in January 2013, through June 30, 2017, we have generated an aggregate of $366.5 million in net product revenues, including $156.9 million for the six months ended June 30, 2017. Other than sales of CABOMETYX and COMETRIQ, we have derived substantially all of our revenues since inception from collaborative arrangements, including upfront and milestone payments and research funding we earn from any products developed from the collaborative research. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; achievement of clinical, regulatory and commercial milestones and the amount of royalties, if any, from sales of CABOMETYX and COMETRIQ under our collaboration with Ipsen; our share of the net profits and losses for the commercialization of COTELLIC in the U.S. under our collaboration with Genentech; the amount of royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech; other license and contract revenues; and the level of our expenses, including commercialization activities for cabozantinib and any pipeline expansion efforts.
As of June 30, 2017, we had $380.3 million in cash and investments, which included $375.6 million available for operations and $4.7 million of long-term restricted investments. We anticipate that our current cash and cash equivalents, and short-term investments available for operations, product revenues and collaboration revenues, will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. The sufficiency of our cash resources depends on numerous assumptions, including assumptions related to product sales and operating expenses, as well as the other factors set forth in “Risk Factors” under the headings “Risks Related to our Capital Requirements and Financial Results,” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we may not have the cash resources to fund our current and future operating plans. This in turn could require us to raise additional funds, which we may be unable to do, which could have a material adverse effect on our business. We may also choose to raise additional funds through the issuance of equity or debt to meet our business objectives.
Sources and Uses of Cash
The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities:
Net income (loss)	$34,356	$(94,061)
Adjustments to reconcile net income (loss) to net cash used in operating activities	5,406	26,439
Changes in operating assets and liabilities	34,631	198,698
Net cash provided by operating activities	74,393	131,076
Net cash provided by (used in) investing activities	81,219	(143,510)
Net cash (used in) provided by financing activities	(172,086)	627
Net decrease in cash and cash equivalents	(16,474)	(11,807)
Cash and cash equivalents at beginning of period	151,686	141,634
Cash and cash equivalents at end of period	$135,212	$129,827

Operating Activities
Cash flows provided by operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash provided by operating activities is derived by adjusting our net income (loss) for: non-cash operating items such as depreciation and amortization, non-cash interest expense and share-based compensation charges; and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our Condensed Consolidated Results of Operations. Our operating activities provided cash of $74.4 million for the six months ended June 30, 2017, compared to $131.1 million for the same period in 2016. The decrease in cash provided by operating activities was primarily due to the upfront nonrefundable payment of $200.0 million received from Ipsen in the six months ended June 30, 2016 in consideration for the exclusive license and other rights contained in our collaboration and license agreement with Ipsen. That decrease was partially offset by a $116.2 million increase in net product revenues and the upfront nonrefundable payment of $50.0 million received from Takeda in the six months ended June 30, 2017 in consideration for the exclusive license and other rights contained in our collaboration and license agreement with Takeda.
Investing Activities
Our investing activities provided cash of $81.2 million for the six months ended June 30, 2017, compared to $143.5 million of cash used during the same period in 2016.
Cash provided by investing activities for the six months ended June 30, 2017 was primarily due to cash provided by the maturity of investments of $206.5 million and the sale of investments of $37.3 million, less cash used for investment purchases of $161.0 million.
Cash used by investing activities for the six months ended June 30, 2016 was primarily due to investment purchases of $203.5 million, less cash from the maturity of unrestricted and restricted investments of $61.0 million.
Financing Activities
Cash used in financing activities was $172.1 million for the six months ended June 30, 2017, compared to $0.6 million of cash provided during the same period in 2016.
Cash used in financing activities for the six months ended June 30, 2017 was primarily a result of $185.8 million paid for all amounts outstanding under the Deerfield Notes and our term loan with Silicon Valley Bank.
Cash provided by financing activities for the six months ended June 30, 2016 was primarily a result of the issuance of common stock under our equity incentive plans which was almost completely offset by employees’ tax withholding paid to taxing authorities from shares withheld on stock awards.
Contractual Obligations
As of June 30, 2017, we have contractual obligations in the form of capital and operating leases, purchase obligations and other long-term liabilities.
On June 28, 2017, we repaid all amounts outstanding under the Deerfield Notes. On March 29, 2017, we repaid all amounts outstanding under our term loan with Silicon Valley Bank. See “Note 6 - Debt” in the accompanying Notes to the Condensed Consolidated Financial Statements for more information on the Deerfield Notes and our loan and security agreement with Silicon Valley Bank.
On May 2, 2017, we entered into a Lease Agreement, or the Lease, with Ascentris 105, LLC, for an aggregate of 110,783 square feet of space in office and research facilities located at 1851, 1801 and 1751 Harbor Bay Parkway, Alameda, California. We are obligated to make lease payments totaling $24.1 million over the Lease term. The Lease further provides that we are obligated to pay to Ascentris certain costs, including taxes and operating expenses. See “Note 10. Commitments” in the accompanying Notes to the Condensed Consolidated Financial Statements for a description of the Lease.
There were no other material changes outside of the ordinary course of business in our contractual obligations from those as of December 31, 2016.

Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.
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
We believe our critical accounting policies relating to revenue recognition, clinical trial accruals, inventory and share based compensation reflect the more significant estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements.
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2017, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 27, 2017.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks at June 30, 2017 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 27, 2017.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, and for prior periods, our debt. As of June 30, 2017, an increase in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of $(1.3) million as compared to a net positive change in the fair value of $0.4 million as of December 31, 2016.
In addition, we have exposure to fluctuations in certain foreign currencies in countries in which we conduct clinical trials. As of June 30, 2017, and December 31, 2016, approximately $2.1 million and $2.2 million, respectively, of our accrued clinical trial liability was owed in foreign currencies. An adverse change of one percentage point in the foreign currency exchange rates would not have resulted in a material impact as of either of the dates presented. We recorded losses of $0.1 million relating to foreign exchange fluctuations for both the six months ended June 30, 2017 and 2016.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On June 3, 2016, we filed a Demand for Arbitration before JAMS in San Francisco, California asserting claims against Genentech (a member of the Roche Group) related to its clinical development, pricing and commercialization of COTELLIC, and cost and revenue allocations arising from COTELLIC’s commercialization in the U.S. Our arbitration demand asserted that Genentech breached the parties’ December 2006 collaboration agreement for the development and commercialization of COTELLIC, by, amongst other breaches, failing to meet its diligence and good faith obligations.
On July 13, 2016, Genentech asserted a counterclaim for breach of contract seeking monetary damages and interest related to the cost allocations under the collaboration agreement. On December 29, 2016, however, Genentech withdrew its counterclaim against us and stated that it would unilaterally change its approach to the allocation of promotional expenses arising from commercialization of the COTELLIC plus Zelboraf combination therapy, both retrospectively and prospectively. The revised allocation approach substantially reduced our exposure to costs associated with promotion of the COTELLIC plus Zelboraf combination in the U.S. However, other significant issues remained in dispute between the parties as of June 30, 2017. Genentech’s action did not address the claims in our demand for arbitration related to Genentech’s clinical development of cobimetinib, or pricing or promotional costs for COTELLIC in the U.S. and it did not fully resolve claims over revenue allocation. In addition, Genentech’s unilateral action did not clarify how it intended to allocate promotional costs incurred with respect to the promotion of other combination therapies that include cobimetinib for other indications that may be developed or are in development and may be approved. As a result, we continued to press our position before the arbitral panel to obtain a just resolution of these claims.
On June 8, 2017, the parties settled the arbitration, which was dismissed with prejudice. The settlement was memorialized in a settlement agreement dated July 19, 2017, that included a mutual release of all claims arising out of or related in any way to the causes of actions and/or claims that were asserted or could have been asserted based on the facts alleged in the arbitration. The settlement does not provide for payments in settlement of the asserted claims; as part of the settlement, on July 19, 2017, the parties entered into an amendment to the December 2006 collaboration agreement. Pursuant to the terms of the amendment, we will continue to be entitled to a share of U.S. profits and losses received in connection with the commercialization of COTELLIC, which share will continue to decrease as sales of COTELLIC increase in accordance with the profit share tiers as originally set forth in the collaboration agreement. However, effective as of July 1, 2017, the revenue for each sale of COTELLIC applied to the profit and loss statement for the collaboration agreement, or the Collaboration P&L, will be calculated using the average of the quarterly net selling prices of COTELLIC and any additional branded Genentech product(s) prescribed with COTELLIC in such sale. While we will also continue to share U.S. commercialization costs for COTELLIC, the amendment expressly sets forth that the amount of commercialization costs Genentech is entitled to allocate to the Collaboration P&L will be reduced based on the number of Genentech products in any given combination including COTELLIC. In addition, the amendment also sets forth the parties’ confirmation and agreement that we have exercised our co-promotion option and that, as such, we have the right to co-promote current and future Genentech combinations that include COTELLIC in the U.S.
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
Our mission is to maximize the clinical and commercial potential of cabozantinib and cobimetinib and position Exelixis for future growth through the resumption of our discovery efforts and expansion of our development pipeline. We anticipate that for the foreseeable future our ability to generate meaningful revenue to fund our commercial operations and our development and discovery programs will be dependent upon the successful commercialization of CABOMETYX for the treatment of advanced RCC in territories where it has been or may soon be approved. The commercial potential of CABOMETYX for the treatment of advanced RCC remains subject to a variety of factors, most importantly, CABOMETYX’s perceived benefit/risk profile as compared to the benefit/risk profiles of other treatments available or currently in development for the treatment of advanced RCC. If revenue from CABOMETYX decreases, we may need to reduce our operating expenses or raise additional funds to execute our business plan, which would have a material adverse effect on our business and financial condition, results of operations and growth prospects. Furthermore, as a consequence of our exclusive collaboration agreement with Ipsen, we rely heavily upon Ipsen’s regulatory, commercial, medical affairs, and other expertise and resources for commercialization of CABOMETYX in territories outside of the U.S. and Japan. If Ipsen is unable to, or does not invest the resources necessary to, successfully commercialize CABOMETYX for the treatment of advanced RCC in the European Union and other international territories where it may be approved, this could reduce the amount of revenue we are due to receive under our collaboration agreement with Ipsen, thus resulting in harm to our business and operations.
We also believe that there are commercial opportunities for cabozantinib in therapeutic indications beyond advanced RCC, and we are dedicating substantial proprietary resources to developing cabozantinib into a potentially broad and significant oncology franchise. Even following the approval of CABOMETYX for the treatment of advanced RCC in the U.S. and European Union, our success remains contingent upon, among other things, successful clinical development, regulatory approval and market acceptance of cabozantinib in additional indications, such as previously treated advanced RCC, advanced HCC, non-small cell lung cancer, and other forms of cancer. With the planned second interim analysis from CELESTIAL anticipated in the second half of 2017, and a final analysis, if needed in 2018, we expect growth of the cabozantinib oncology franchise to be most immediately impacted by the clinical trial results of cabozantinib in advanced HCC. However, the historical rate of failures for product candidates in clinical development is high. Should we prove unsuccessful in the further development of cabozantinib beyond MTC or advanced RCC, we may be unable to execute our business plan and our revenues and financial condition would be materially adversely affected.
We are heavily dependent on our partner, Genentech (a member of the Roche group), for the successful development, regulatory approval and commercialization of cobimetinib.*
The terms of our collaboration agreement provide Genentech with exclusive authority over the global development and commercialization plans for cobimetinib and the execution of those plans. We have limited effective influence over those plans and are heavily dependent on Genentech’s decision making. Any significant changes to Genentech’s business strategy and priorities, over which we have no control, could adversely affect Genentech’s willingness or ability to complete their obligations under our collaboration agreement and result in harm to our business and operations. Subject to contractual diligence obligations, Genentech has complete control over and financial responsibility for cobimetinib’s development program and regulatory strategy and execution, and we are not able to control the amount or timing of resources that Genentech will devote to the product. Of particular significance are Genentech’s development efforts with respect to the combination of cobimetinib with immuno-oncology agents, a promising and competitive area of clinical research. Regardless of Genentech’s efforts and expenditures for the further development of cobimetinib, the results of such additional clinical investigation may not prove positive and may not produce label expansions or approval in additional indications.
The commercial success of cabozantinib, as CABOMETYX tablets for advanced RCC and as COMETRIQ capsules for MTC, and if approved for additional indications, will depend upon the degree of market acceptance among physicians, patients, health care payers, and the medical community.
Our ability to successfully commercialize cabozantinib, as CABOMETYX tablets for advanced RCC and COMETRIQ capsules for MTC is, and if approved for additional indications, will be, highly dependent upon the extent to which cabozantinib gains market acceptance among physicians, patients, health care payers such as Medicare, Medicaid and commercial plans and the medical community. If cabozantinib does not achieve an adequate level of acceptance, we may not generate significant future product revenues. The degree of market acceptance of CABOMETYX and COMETRIQ will depend upon a number of factors, including:

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
We currently rely on third party providers to handle storage and distribution for our commercial supply of both CABOMETYX and COMETRIQ in the U.S. While we have expanded our U.S. distribution and pharmacy channels in connection with the approval of CABOMETYX by the FDA for the treatment of patients with advanced RCC in the U.S., we still rely on a relatively limited distribution network to dispense COMETRIQ in fulfillment of prescriptions in the U.S. Furthermore, we rely on our collaboration partners for the commercialization and distribution of CABOMETYX and COMETRIQ in territories outside of the U.S., as well as for access and distribution activities for the approved products under the Named Patient Use program or a similar program with the effect of introducing earlier patient access to COMETRIQ and CABOMETYX.
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

•
the Federal Food, Drug, and Cosmetic Act, or FDCA, and its regulations, which prohibit, among other things, the introduction or delivery for introduction into interstate commerce of any food, drug, device, or cosmetic that is adulterated or misbranded;

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
In addition, in some foreign countries, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control under the respective national health system. In these countries, price negotiations with governmental authorities or payers can take six to twelve months or longer after marketing authorization is granted for a product, which has the potential to substantially delay broad availability of the product in some of those countries. To obtain reimbursement and/or pricing approval in some countries, we and our collaboration partner, Ipsen, may be required to conduct a clinical trial that seeks to establish the cost effectiveness of CABOMETYX compared with other available established therapies. The conduct of such a clinical trial could be expensive and result in delays in the commercialization of CABOMETYX. Third-party payers are challenging the prices charged for medicinal products and services, and many third-party payers limit reimbursement for newly-approved health care products. In particular, third-party payers may limit the indications for which they will reimburse patients who use CABOMETYX or COMETRIQ. Cost-control initiatives could decrease the price we and our collaboration partner, Ipsen, might establish for CABOMETYX, which would result in lower license revenues to us.
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

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the PPACA. The Budget Resolution is not a law; however, it marked the first step toward the passage of legislation that would repeal certain aspects of PPACA. Congress is currently considering legislation that would repeal and replace elements of PPACA. The legislation that is under consideration also makes several reforms to the Medicaid program, including shifting Medicaid financing from a federal match to states, known as the federal medical assistance percentage, to a per capita allotment or block grant approach. The bill passed the U.S. House of Representatives on May 14, 2017, and the Senate is currently considering legislation. It remains uncertain whether the House or Senate bill will become law. Further, if passed, it is difficult to project the scope and subject of any further changes to the legislation. It is also possible that Congress could consider legislation that retains PPACA, and is intended to stabilize the health insurance markets. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with responsibilities under PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Moreover, certain politicians, including the President, have announced plans to regulate the prices of pharmaceutical products. Congress has also signaled an intent to address pharmaceutical pricing, with a Senate hearing to examine the cost of prescription drugs held on June 13, 2017. We cannot know what form any such legislation may take or the market’s perception of how such legislation would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may limit our ability to generate revenue or commercialize our current products and/or those for which we may receive regulatory approval in the future.
Congress is also considering legislation that would reauthorize the FDA user fee programs for prescription drugs, generic drugs, medical devices, and biosimilars. The reauthorization bill passed the House on July 12, 2017, but it has not been voted on by the Senate. The legislation is expected to include, inter alia, measures to expedite the development and approval of generic products, but it is unclear what form the final legislation could take and how such legislation would affect us.
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
Pricing for pharmaceutical products has come under increasing scrutiny by governments, legislative bodies and enforcement agencies. These activities may result in actions that have the effect of reducing our revenue or harming our business or reputation.*
Many companies in our industry have received a governmental request for documents and information relating to drug pricing and patient support programs. We could receive a similar request, which would require us to incur significant expense and result in distraction for our management team. Additionally, to the extent there are findings, or even allegations, of improper conduct on the part of the company, such findings could further harm our business, reputation and/or prospects. It is possible that such inquiries could result in negative publicity or other negative actions that could harm our reputation; changes in our product pricing and distribution strategies; reduced demand for our approved products and/or reduced reimbursement of approved products, including by federal health care programs such as Medicare and Medicaid and state health care programs.
In addition, the Trump Administration has indicated interest in taking measures pertaining to drug pricing, including potential proposals relating to Medicare price negotiations, importation of drugs from other countries, and facilitating value-based arrangements between manufacturers and payers. At this time, it is unclear whether any of these proposals will be pursued and how they would impact our products or our future product candidates.

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
Clinical testing of product candidates is a lengthy, costly, complex and uncertain process and may fail to demonstrate safety and efficacy.*
Clinical trials are inherently risky and may reveal that a product candidate, even if it is approved for other indications, is ineffective or has an unacceptable safety profile that may significantly decrease the likelihood of regulatory approval in a new indication. For example, COMET-1 and COMET-2, our two phase 3 pivotal trials of cabozantinib in metastatic castration-resistant prostate cancer, or mCRPC, failed to meet their respective primary endpoints of demonstrating a statistically significant increase in OS for patients treated with cabozantinib as compared to prednisone and to demonstrate improvement in pain response for patients treated with cabozantinib as compared to mitoxantrone/prednisone. Based on the outcome of the COMET trials, we deprioritized the clinical development of cabozantinib in mCRPC.
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

We may experience numerous unforeseen events, during or as a result of clinical testing, that could delay or prevent commercialization of our product candidates, including:

•	lack of efficacy or harmful side effects;

•	negative or inconclusive clinical trial results may require us to conduct further testing or to abandon projects that we had expected to be promising;

•	our competitors may discover or commercialize other compounds or therapies that show significantly improved safety or efficacy compared to our product candidates;

•	our inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs;

•	patient registration or enrollment in our clinical testing may be lower than we anticipate, resulting in the delay or cancellation of clinical testing;

•	failure by our collaborators to supply us on a timely basis with the product required for a combination trial;

•	failure of our third-party contract research organization or investigators to satisfy their contractual obligations, including deviating from trial protocol; and

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

Risks Related to Our Capital Requirements and Financial Results
If additional capital is not available to us when we need it, we may be forced to limit the expansion of our product development programs or commercialization efforts.*
As of June 30, 2017, we had $380.3 million in cash and investments, which included $375.6 million available for operations and $4.7 million of long-term restricted investments. Our business operations grew substantially during 2016 and experienced further development during the six months ended June 30, 2017. In order to maintain business growth and maximize the clinical and commercial opportunities for cabozantinib and cobimetinib, we plan to continue to execute on the U.S. commercialization plans for CABOMETYX, while reinvesting in our product pipeline through the continued development of cabozantinib, research and development activities, as well as through in-licensing and acquisition efforts. Our ability to execute on these business objectives will depend on many factors including but not limited to:

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

•
the commercial success of COTELLIC and the revenues generated through our share of related profits and losses for the commercialization of COTELLIC in the U.S. and royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech;

•	the potential regulatory approval of cabozantinib as a treatment for patients with previously untreated advanced RCC and in other indications, both in the U.S. and abroad;

•	future clinical trial results, notably the results from CELESTIAL, our phase 3 pivotal trial in patients with advanced HCC;

•	our future investments in the expansion of our pipeline through drug discovery and corporate development activities;

•	our ability to control costs;

•	the cost of clinical drug supply for our clinical trials;

•	trends and developments in the pricing of oncologic therapeutics in the U.S. and abroad, especially in the European Union;

•	scientific developments in the market for oncologic therapeutics and the timing of regulatory approvals for competing oncologic therapies; and

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights.
Our commitment of cash resources to CABOMETYX and the reinvestment in our product pipeline through the continued development of cabozantinib, continued research and development activities as well as through in-licensing and acquisition efforts, could require us to obtain additional capital. We may seek such additional capital through some or all of the following methods: corporate collaborations, licensing arrangements, and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain additional capital on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to limit the expansion of our product development programs or commercialization efforts, which could have a material adverse effect on our business and growth prospects.
We have a history of net losses and may incur net losses in the future, and may be unable to achieve and maintain profitability.*
We have incurred net losses in every fiscal year since our inception, with the exception of the 2011 fiscal year, and as of June 30, 2017, we had an accumulated deficit of $1.9 billion. Although we reported net income of $34.4 million for the six months ended June 30, 2017, we may not be able to maintain or increase profitability on a quarterly or annual basis and we are unable to accurately predict the extent of long-range future profits or losses. Excluding fiscal 2011, our operating expenses have exceeded our revenues for each fiscal year, and we expect to continue to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. In addition, we intend to expand our product pipeline through the measured resumption of drug discovery and the evaluation of in-licensing and acquisition opportunities that align with our oncology drug expertise, which efforts could involve substantial costs. As a result, we are unable to predict the extent of any future profits or losses because we expect to continue to incur substantial operating expenses and, consequently, we will need to generate substantial revenues to maintain or increase profitability.
Since the launch of our first commercial product in January 2013, through June 30, 2017, we have generated an aggregate of $366.5 million in net product revenues, including $156.9 million for the six months ended June 30, 2017. Other than sales of CABOMETYX and COMETRIQ, we have derived substantially all of our revenues since inception from collaborative arrangements, including upfront and milestone payments and research funding we earn from any products developed from the collaborative research. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; achievement of clinical, regulatory and commercial milestones and the amount of royalties, if any, from sales of CABOMETYX and COMETRIQ under our collaboration with Ipsen; our share of the net profits and losses for the commercialization of COTELLIC in the U.S. under our collaboration with Genentech; the amount of royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech; other license and contract revenues; and the level of our expenses, including commercialization activities for cabozantinib and any pipeline expansion efforts.
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
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term and long-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this report we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since June 30, 2017, no assurance can be given that a deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives.
Our financial results are impacted by management’s selection of accounting methods and certain assumptions and estimates.*
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in our reporting materially different results than would have been reported under a different alternative.
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
In addition, future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future and as a result we may be required to make changes in our accounting policies. Those changes could adversely affect our reported revenues and expenses, prospects for profitability or financial position. For example, in May 2014, the Financial Accounting Standards Board issued an Accounting Standards Update entitled Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which will replace existing revenue recognition guidance in U.S. generally accepted accounting pronouncements when it becomes effective for us in the first quarter of fiscal year 2018. We do not expect that ASU 2014-09 will have a material impact on the recognition of revenue from product sales. We do expect that ASU 2014-09 will impact the timing of recognition of revenue for our collaboration arrangements. We expect to reclassify deferred revenue to retained earnings (a concept known as lost revenue) for amounts associated with our collaboration arrangements with Ipsen and Takeda upon recording our transition adjustment to accumulated loss on January 1, 2018, primarily due to the timing of recognition of revenue related to intellectual property licenses that we have transferred for development and commercialization of our products. Additionally, for all of our collaboration arrangements, the timing of recognition of certain of our development and regulatory milestones could change as a result of the variable consideration guidance included in ASU 2014-09. In any event, we will continue to evaluate the impact of the new standard on all of our revenues, including those mentioned above, and our preliminary assessments may change in the future based on our continuing evaluation. The application of existing or future financial accounting standards, particularly those relating to the way we account for revenues and costs, could have a significant impact on our reported results.
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

•
collaborators may delay clinical trials, fail to supply us on a timely basis with the product required for a combination trial, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;

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
We do not have the ability to conduct clinical trials for cabozantinib independently, including our post-marketing commitments in connection with the approval of COMETRIQ in progressive, metastatic MTC, so we rely on independent third parties for the performance of these trials, such as the U.S. federal government (including NCI-CTEP, a department of the National Institutes of Health, with whom we have our CRADA), third-party contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties must be replaced or if the quality or accuracy of the data they generate or provide is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or commercialize cabozantinib for additional indications beyond the advanced RCC and MTC.
We lack the manufacturing capabilities necessary for us to produce cabozantinib for clinical development or for commercial sale and rely on third parties to do so, which subjects us to various risks.
We do not own or operate manufacturing or distribution facilities for clinical or commercial production and distribution of CABOMETYX and COMETRIQ. Instead, we have multiple contractual agreements in place with third party contract manufacturing organizations who, on our behalf, manufacture clinical and commercial supplies of CABOMETYX and COMETRIQ, and will continue to do so for the foreseeable future. To establish and manage this supply chain requires a significant financial commitment, the creation of numerous third-party contractual relationships and continued oversight of these third parties. Although we maintain significant resources to directly oversee the activities and relationships with companies in our supply chain effectively, we do not have direct control over their operations. Our third party manufacturers may not be able to produce material on a timely basis or manufacture material with the required quality standards, or in the quantity required to meet our development and commercial needs and applicable regulatory requirements. Additionally, as part of our collaboration with Ipsen, we are responsible for the manufacturing and supply of finished, labeled cabozantinib products to Ipsen. Failure to meet our supply obligations under the collaboration could impair Ipsen’s ability to successfully commercialize cabozantinib and generate revenues to which we are entitled under the collaboration.
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
Our headquarters are located in the San Francisco Bay Area, California and, therefore our facilities are vulnerable to damage from earthquakes. We do not carry earthquake insurance. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures, terrorism and similar events since any insurance we may maintain may not be adequate to cover our losses. If any disaster were to occur, our ability to operate our business at our facilities could be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities could cause significant delays in our programs and make it difficult for us to recover from a disaster. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.
We plan to move our headquarters and may face disruption and turnover of employees.*
In 2018, we plan to move our corporate headquarters from South San Francisco, California to Alameda, California. As a result, we expect to incur additional expenses, including those related to tenant improvements to and furniture for the new corporate headquarters, as well as moving and exit costs, and may encounter disruption of operations related to the move, all of which could have an adverse effect on our financial condition and results of operations. In addition, relocation of our corporate headquarters may make it more difficult to retain certain of our employees, and any resulting need to recruit and train new employees could be disruptive to our business.
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

•
the commercial success of COTELLIC and the revenues generated through our share of related profits and losses for the commercialization of COTELLIC in the U.S. and royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech;

•	costs associated with maintaining our sales, marketing, medical affairs and distribution capabilities for CABOMETYX, COMETRIQ and COTELLIC;

•	our ability to obtain regulatory approval for cabozantinib as a treatment for patients with previously untreated advanced RCC;

•	the achievement of stated regulatory and commercial milestones, under our collaboration agreements;

•	the progress and scope of other development and commercialization activities for cabozantinib and our other compounds;

•	future clinical trial results, notably the results from CELESTIAL, our phase 3 pivotal trial in patients with advanced HCC;

•	our future investments in the expansion of our pipeline through drug discovery and corporate development activities;

•	the inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;

•	recognition of upfront licensing or other fees or revenues;

•	payments of non-refundable upfront or licensing fees, or payment for cost-sharing expenses, to third parties;

•	the introduction of new technologies or products by our competitors;

•	the timing and willingness of collaborators to further develop or, if approved, commercialize our product candidates out-licensed to them;

•	the termination or non-renewal of existing collaborations or third party vendor relationships;

•	regulatory actions with respect to our product candidates and any approved products or our competitors’ products;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	the timing and amount of expenses incurred for clinical development and manufacturing of cabozantinib;

•	adjustments to expenses accrued in prior periods based on management’s estimates after the actual level of activity relating to such expenses becomes more certain;

•	the impairment of acquired goodwill and other assets;

•	additions and departures of key personnel;

•	general and industry-specific economic conditions that may affect our or our collaborators’ research and development expenditures; and

•	other factors described in this “Risk Factors” section.
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

•	actions taken by regulatory agencies with respect to cabozantinib or our clinical trials for cabozantinib;

•	the announcement of new products by our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	developments in our relationships with our collaborators, including the termination or modification of our agreements;

•	the announcement of an in-licensed product candidate or strategic acquisition;

•	conflicts or litigation with our collaborators;

•	litigation, including intellectual property infringement and product liability lawsuits, involving us;

•	failure to achieve operating results projected by securities analysts;

•	changes in earnings estimates or recommendations by securities analysts;

•	the entry into new financing arrangements;

•	developments in the biotechnology, biopharmaceutical or pharmaceutical industry;

•	sales of large blocks of our common stock or sales of our common stock by our executive officers, directors and significant stockholders;

•	departures of key personnel or board members;

•	FDA or international regulatory actions;

•	third-party coverage and reimbursement policies;

•	disposition of any of our technologies or compounds; and

•	general market, economic and political conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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

EXELIXIS, INC.

August 2, 2017	By:	/s/ CHRISTOPHER J. SENNER
Date		Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Certificate of Ownership and Merger Merging X-Ceptor Therapeutics, Inc. with and into Exelixis, Inc.	8-K	000-30235	3.1	10/15/2014
3.5	Certificate of Change of Registered Agent and/or Registered Office of Exelixis, Inc.	8-K	000-30235	3.2	10/15/2014
3.6	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011
4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	4/7/2000
4.2	Registration Rights Agreement dated January 22, 2014 by and among Exelixis, Inc., Deerfield Partners, L.P. and Deerfield International Master Fund, L.P.	8-K	000-30235	4.2	1/22/2014
4.3	Form of Warrant to Purchase Common Stock of Exelixis, Inc. issued to OTA LLC	10-Q	000-30235	4.5	11/10/2015
10.1	Lease Agreement dated May 2, 2017, between Ascentris 105, LLC and Exelixis, Inc.					X
10.2	Exelixis, Inc. 2017 Equity Incentive Plan	8-K	000-30235	10.1	5/25/2017
10.3	Form of Agreements used in connection with the Exelixis, Inc. 2017 Equity Incentive Plan	8-K	000-30235	10.2	5/25/2017
10.4	Non-Employee Director Equity Compensation Policy					X
10.5*	Third Amendment dated July 19, 2017, to Collaboration Agreement between Exelixis, Inc. and Genentech dated December 22, 2006					X
12.1	Statement Re Computation of Earnings to Fixed Charges					X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
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