Form 10-K
period 2017-12-29
EXELIXIS, INC.
filed 2018-02-26
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,116,352,282 (based on the closing sales price of the registrant’s common stock on June 30, 2017. Excludes an aggregate of 4,797,371 shares of the registrant’s common stock held by persons who were directors and/or executive officers of the registrant at June 30, 2017 on the basis that such persons may be deemed to have been affiliates of the registrant at such date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.)
As of February 12, 2018, there were 296,307,278 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 30, 2018, in connection with the registrant’s 2018 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2015 ended on January 1, 2016; fiscal year 2016 ended on December 30, 2016; fiscal year 2017 ended on December 29, 2017; and fiscal year 2018 will end on December 28, 2018. For convenience, references in this report as of and for the fiscal years ended January 1, 2016, December 30, 2016 and December 29, 2017 are indicated as being as of and for the years ended December 31, 2015, 2016 and 2017, respectively. All annual periods presented are 52-week fiscal years and all interim periods presented are 13-week fiscal quarters.
Item 1. Business
Overview
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biotechnology company committed to the discovery, development and commercialization of new medicines to improve care and outcomes for people with cancer. Since our founding in 1994, three products discovered at Exelixis have progressed through clinical development, received regulatory approval, and entered the marketplace. Two are derived from cabozantinib, an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors and RET: CABOMETYX® (cabozantinib) tablets approved for advanced renal cell carcinoma, or RCC, and COMETRIQ® (cabozantinib) capsules approved for progressive, metastatic medullary thyroid cancer, or MTC. The third product, COTELLIC® (cobimetinib) tablets, is a formulation of cobimetinib and is an inhibitor of MEK, marketed under a collaboration with Genentech, Inc. (a member of the Roche Group), and is approved as part of a combination regimen to treat advanced melanoma. Both cabozantinib and cobimetinib have shown the potential to advance the treatment of patients with various forms of cancer and are the subject of broad clinical development programs for multiple potential oncology indications.
The following is a summary of important information about our internally-discovered, marketed products:

CABOMETYX (cabozantinib) was first approved by the U.S. Food and Drug Administration, or FDA, on April 25, 2016, for the treatment of patients with advanced RCC who have received prior anti-angiogenic therapy and by the European Commission, or EC, on September 9, 2016, similarly for the treatment of advanced RCC in adults following prior VEGF targeted therapy. On December 19, 2017, the FDA approved the expanded indication for CABOMETYX to include previously untreated patients with advanced RCC, and on September 8, 2017, the European Medicines Agency, or EMA, validated the regulatory dossier for cabozantinib as a treatment for patients with previously untreated advanced RCC in the European Union, or EU. Outside the U.S. and Japan, CABOMETYX is marketed by our collaboration partner Ipsen Pharma SAS, or Ipsen. Should CABOMETYX be approved in Japan, it would be marketed by our collaboration partner Takeda Pharmaceutical Company Limited, or Takeda. In 2017, we generated $323.1 million in net product revenues from sales of CABOMETYX in the U.S.

COMETRIQ (cabozantinib), our first marketed product, was approved by the FDA on November 29, 2012, for the treatment of patients with progressive, metastatic MTC. In March 2014, the EC granted COMETRIQ a similar, conditional marketing authorization for the treatment of adult patients with progressive, unresectable locally advanced or metastatic MTC. COMETRIQ is commercialized in the EU by Ipsen. In 2017, we generated $25.0 million in net product revenues from sales of COMETRIQ in the U.S.

COTELLIC (cobimetinib) was approved by the FDA on November 10, 2015, in combination with vemurafenib for the treatment of patients with BRAF V600E or V600K mutation-positive advanced melanoma in the U.S. It has also been approved in combination with vemurafenib in multiple other territories including the EU, Switzerland, Canada, Australia and Brazil. In 2017, we recognized $6.4 million of royalties on ex-U.S. sales of COTELLIC and recorded a net loss of $2.1 million related to our profit share from sales of COTELLIC in the U.S. under our collaboration agreement with Genentech. Cobimetinib is being evaluated in a broad development program consisting of more than 50 trials by Genentech. For additional information on the cobimetinib development program, see “Cobimetinib Development Program.”

In support of our effort to accelerate the discovery, development and commercialization of new medicines for difficult-to-treat cancers, we are focused on maximizing the opportunity for our two internally discovered compounds, cabozantinib and cobimetinib. Over the course of 2017, the revenues generated from the sale of these products and from our collaboration agreements, coupled with disciplined expense management and elimination of the debt on our balance sheet, have created a capital structure upon which we believe we can continue to grow in a sustainable manner. As a result, we believe we are well positioned to drive the expansion and depth of our product offerings through the continued development of cabozantinib both alone and in combination with other therapies, Genentech’s cobimetinib development program, the resumption of our internal drug discovery activities, and the evaluation and execution of in-licensing and acquisition opportunities that align with our oncology drug development expertise.
Key Developments
During 2017, we achieved numerous commercial, regulatory, financial and business development milestones. We also continued to build the infrastructure necessary to support anticipated corporate growth and product development beyond our current pipeline. The key developments impacting our business in 2017 include:
Commercialization of CABOMETYX for Previously Treated Advanced RCC
In 2017, we continued to execute on the commercial launch of CABOMETYX for previously treated patients with advanced RCC. When the FDA approved our novel tyrosine kinase inhibitor, or TKI, for this indication based on the results of the phase 3 METEOR trial in April 2016, we were prepared to bring CABOMETYX to market with field sales, medical affairs and market access personnel of the highest caliber, experience and professionalism. Following the initial success of the CABOMETYX launch in 2016 and in an effort to provide patients with greater access to CABOMETYX, during 2017, we expanded our distribution channel. Meanwhile our promotional and medical affairs teams have continued to focus on educating physicians on CABOMETYX’s unique product profile. CABOMETYX is distinct from other approved treatment options for previously treated patients with advanced RCC because it is the first single agent therapy approved for this indication to demonstrate statistically significant and clinically meaningful improvements in three key efficacy parameters: overall survival, or OS; progression-free survival, or PFS; and objective response rate, or ORR--in a global pivotal trial. This profile translated into strong product demand in 2017 as certain physicians prescribed CABOMETYX as a preferred new therapeutic option despite numerous competing products approved to treat advanced RCC. For additional information about CABOMETYX’s profile as expressed in METEOR, see “Cabozantinib Development Program - Exelixis Sponsored Trials - RCC - METEOR.”
In markets outside the U.S. and Japan in 2017, we worked closely with our partner Ipsen in support of its regulatory strategy and commercialization efforts for CABOMETYX. Utilizing its established international oncology marketing expertise, Ipsen continues to execute its commercialization plans, most recently receiving regulatory approval in Australia, Switzerland and South Korea, and having launched in France, Germany, Italy, Spain and the United Kingdom. Pricing and reimbursement negotiations have been completed or are actively ongoing in the majority of EU member states.
Expansion of CABOMETYX Label as a Treatment for Previously Untreated Advanced RCC
On December 19, 2017, approximately two months ahead of the assigned Prescription Drug User Fee Act, or PDUFA, action date, the FDA approved CABOMETYX for an expanded indication to include previously untreated patients with advanced RCC, the most common form of advanced kidney cancer in adults. Published studies indicate that there are approximately 30,000 patients in the U.S. and 68,000 patients globally with advanced kidney cancer who are drug-eligible, with an estimated 14,000 patients in the U.S. in the first-line setting. Utilizing our existing commercial and medical affairs organizations and established distribution network, we were prepared to bring CABOMETYX to all eligible patients in the U.S. who may benefit from this treatment option immediately upon approval of the expanded indication.
The FDA’s priority review and early approval of CABOMETYX for this indication was based on CABOSUN, a randomized phase 2 trial of cabozantinib versus sunitinib in patients with previously untreated advanced RCC, which was conducted by The Alliance for Clinical Trials in Oncology, or The Alliance, as part of our Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute’s Cancer Therapy Evaluation Program, or NCI-CTEP. Cabozantinib met the study’s primary endpoint of improving PFS, as compared to sunitinib in patients with intermediate- or poor-risk disease. For additional information on the results of CABOSUN, see “Cabozantinib Development Program - Clinical Trials Supporting Regulatory Approvals.”
Initiating the regulatory approval process outside of the U.S., Ipsen submitted to the EMA the regulatory dossier for CABOMETYX as a treatment for previously untreated, advanced or metastatic RCC in the EU on August 28, 2017 based on the CABOSUN trial results; the filing was subsequently validated on September 8, 2017.
Positive Results from the CELESTIAL Trial in Previously Treated Advanced HCC following Second Interim Analysis
On October 16, 2017, we announced that CELESTIAL, our company-sponsored, global phase 3 trial comparing cabozantinib to placebo in patients with advanced hepatocellular carcinoma, or HCC, who had previously progressed on or were intolerant to sorafenib and up to one additional therapy, met its primary endpoint, with cabozantinib providing a statistically significant and clinically meaningful improvement in OS compared to placebo. Based on the results of CELESTIAL, we plan to submit a supplemental New Drug Application, or sNDA, to the FDA in the first quarter of 2018, for CABOMETYX as a treatment for patients with previously treated advanced HCC. Ipsen has informed us that it intends to submit the regulatory application in the EU for CABOMETYX as a treatment for patients with previously treated advanced HCC in the first half of 2018.
Published studies indicate that an estimated 800,000 new cases of HCC present each year worldwide, with 41,000 of these cases in the U.S. While patients with localized disease may be candidates for surgery or other therapies such as embolization, treatment options for advanced disease are limited. Currently, sorafenib is the only approved agent for the first-line treatment of advanced, unresectable HCC. Despite sorafenib treatment, however, patients with HCC typically progress, and only regorafenib and nivolumab are approved as treatment options for sorafenib-pretreated patients. Thus, previously treated advanced HCC still represents an area of substantial unmet medical need.
Evaluation of Cabozantinib in Combination with Multiple Immune Checkpoint Inhibitors
Cabozantinib has shown clinical anti-tumor activity in more than 20 forms of cancer; therefore, we are focused on advancing a broad cabozantinib clinical development program in order to fully investigate its therapeutic potential both alone and in combination with other therapies and potentially serve additional patient populations. In particular, given that clinical observations from an ongoing phase 1 trial evaluating cabozantinib in combination with Bristol-Meyers Squibb Company’s, or BMS’s, nivolumab, with or without ipilimumab, in patients with previously treated genitourinary tumors suggest treatment with cabozantinib results in a more immune-permissive tumor environment, we are interested in exploring the therapeutic potential of cabozantinib in combination with immune checkpoint inhibitors to treat a variety of types of cancer. Data from this trial showed that cabozantinib in combination with nivolumab demonstrated promising efficacy across a diverse range of genitourinary tumors, and also that patients can tolerate these drug combinations. We believe these promising early-stage clinical findings support continued, broad investigation of cabozantinib in combination with nivolumab and other immune checkpoint inhibitors. To that end, in collaboration with BMS, in July 2017, we initiated a phase 3 pivotal trial in previously untreated, advanced or metastatic RCC, which, pursuant to its amended protocol, is evaluating the combination of cabozantinib with BMS’s immune checkpoint inhibitor, nivolumab. We also initiated a phase 1/2 trial in collaboration with BMS in patients with both previously treated and previously untreated advanced HCC, evaluating cabozantinib in combination with nivolumab and in combination with both nivolumab and ipilimumab, and there is strong rationale to evaluate the combination of checkpoint inhibitors and cabozantinib in various other tumor types, including bladder cancer.
We have not limited our clinical investigations to a single checkpoint inhibitor. In June 2017, we initiated a phase 1b trial with various expansion cohorts evaluating cabozantinib and atezolizumab, Roche’s PD-L1 checkpoint inhibitor, in patients with advanced genitourinary malignancies, including RCC and urothelial carcinoma, or UC. We subsequently amended the protocol in January 2018 to add four new expansion cohorts to this trial, which will now also include patients with non-small cell lung cancer, or NSCLC, and castration-resistant prostate cancer, or CRPC, in addition to previously included patients with RCC and UC. For additional information on our clinical collaboration agreements with BMS and Roche, see “Cabozantinib Development Program - Trials Conducted Under our Clinical Collaboration Agreements.”
Expansion of Global Partnership for Cabozantinib to Japan
On January 30, 2017, we continued to advance the global development and commercialization of cabozantinib by entering into a collaboration and license agreement with Takeda for the commercialization and further clinical development of cabozantinib in Japan. Pursuant to the terms of this collaboration agreement, Takeda has exclusive commercialization rights for currently developed and potential future cabozantinib indications in Japan, and has also agreed to collaborate on cabozantinib’s future clinical development. In December 2017, Takeda confirmed that the first patient was enrolled in its bridging study evaluating cabozantinib in second-line advanced RCC in Japan. For additional information on our collaboration with Takeda, see “Collaborations - Cabozantinib Collaborations - Takeda Collaboration.”
Continued Development of COTELLIC and Resolution of Genentech Arbitration
Genentech continues to advance the development program for cobimetinib, with three phase 3 pivotal trials currently underway exploring the combination of cobimetinib with atezolizumab or atezolizumab alone in colorectal carcinoma, or CRC, (IMblaze370) and BRAF wild type melanoma (IMspire170), and the combination of cobimetinib with atezolizumab and vemurafenib in BRAF V600 mutant melanoma (IMspire150). Enrollment for IMblaze370 was completed in the first quarter of 2017, and Genentech has announced that top-line results for the trial are expected during the first half of 2018. For additional information on the cobimetinib development program, see “Cobimetinib Development Program.”
In July 2017, we amended our collaboration agreement with Genentech in connection with the final resolution of claims asserted in an arbitration proceeding by us against Genentech related to the development, pricing and commercialization of COTELLIC. The amendment provides for a favorably revised revenue and cost-sharing arrangement, that became effective as of July 1, 2017, and that is applicable to current and all potential future commercial uses of COTELLIC. Should the ongoing IMblaze370, IMspire170 and IMspire150 clinical trials prove positive and Genentech obtain regulatory approvals based on such positive results, we believe that with the revised revenue and cost-sharing arrangement, cobimetinib could provide us with another meaningful source of revenue.
Extinguishment of All Outstanding Indebtedness
During 2017, we retired all of our outstanding debt, beginning with the repayment of our $80.0 million term loan with Silicon Valley Bank in March 2017. This repayment was followed by the June 2017 retirement of the Secured Convertible Notes due 2018 held by entities associated with Deerfield Management Company, L.P., or the Deerfield Notes, in consideration for a payment of $123.8 million. The Deerfield Notes were retired one year ahead of their July 2018 maturity date providing us with a savings of approximately $12.2 million in interest expense, net of the termination fee. As a result of the elimination of this indebtedness and increasing cash flow, we began to fund our ongoing business and growth primarily from business operations. For additional information on the repayment of our term loan with Silicon Valley Bank and the retirement of the Deerfield Notes, see “Note 6. Debt” to our “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.
Cabozantinib Development Program
Cabozantinib inhibits the activity of tyrosine kinases, including MET, AXL, VEGF receptors, and RET. These receptor tyrosine kinases are involved in both normal cellular function and in pathologic processes such as oncogenesis, metastasis, tumor angiogenesis, drug resistance and maintenance of the tumor microenvironment. Objective tumor responses have been observed in patients treated with cabozantinib in more than 20 individual tumor types investigated in phase 1 and 2 clinical trials to date, reflecting the medicine’s broad clinical potential. We are currently evaluating cabozantinib, both as a single agent and in combination with immune checkpoint inhibitors, in a broad development program comprising over 70 ongoing or planned clinical trials across multiple indications. We, along with our clinical and commercial collaboration partners, sponsor some of those trials, while the remaining trials are conducted through our CRADA with NCI-CTEP or our investigator sponsored trial, or IST program.
Two summary tables of select cabozantinib clinical development activities, one listing studies evaluating the potential of cabozantinib as a single-agent, and another listing studies evaluating the potential of cabozantinib in combination with one or more immune checkpoint inhibitors, are below:

CLINICAL DEVELOPMENT PROGRAM FOR CABOZANTINIB, SINGLE-AGENT
Indication	Status Update
Thyroid Cancer
Progressive, metastatic medullary thyroid cancer	Approved in U.S. and EU (EXAM)
Progressive, metastatic medullary thyroid cancer	Post-marketing study (EXAMINER)
Differentiated thyroid cancer	Phase 2*
Renal Cell Carcinoma (RCC)
Second- and later-line advanced RCC	Approved in U.S. and EU (METEOR)
Advanced RCC (including previously untreated RCC)	Approved in U.S. on December 19, 2017; filing accepted in EU, currently under regulatory review (CABOSUN)
First- or second-line papillary RCC	Randomized phase 2† (PAPMET)
Hepatocellular Carcinoma (HCC)
Second- and later-line advanced HCC	Phase 3 pivotal trial (CELESTIAL) positive results; sNDA filing planned for Q1 2018 and EMA filing planned for 1H 2018 (Ipsen)
Non-Small Cell Lung Cancer (NSCLC)
EGFR wild-type	Phase 2†
Molecular alterations in RET, ROS1, MET, AXL, or NTRK1	Phase 2*
Additional Trials
Metastatic urothelial cancer	Phase 2 *
Breast cancer with brain metastases	Phase 2*
Colorectal cancer	Phase 1*
High-grade uterine sarcomas	Phase 2 §
Metastatic gastrointestinal stromal tumor	Phase 2 (CABOGIST)§
Pancreatic neuroendocrine tumors and carcinoid tumors	Phase 2†
Plexiform neurofibromas (pediatric and adult cohorts)	Phase 2*
Relapsed osteosarcoma or Ewing sarcoma	Phase 2†
Soft-tissue sarcomas	Phase 2†
____________________

*	Trial conducted through our IST program.

†	Trial conducted through collaboration with NCI-CTEP.

§	Trial sponsored by the European Organization for Research and Treatment of Cancer.

CLINICAL DEVELOPMENT PROGRAM FOR CABOZANTINIB, IN COMBINATION WITH IMMUNE CHECKPOINT INHIBITORS
Indication	Combination Regimen	Status Update
RCC
First-line advanced RCC	+ nivolumab	Phase 3 pivotal trial (CheckMate 9ER)
HCC
Second- and later-line advanced HCC	+ nivolumab ± ipilimumab	Phase 1/2 (Checkmate 040)
Neoadjuvant locally advanced HCC	± nivolumab	Phase 1b*
NSCLC
Advanced solid tumors	+ atezolizumab	Phase 1b started in 2017, eight planned expansion cohorts including NSCLC
Trials in Genitourinary Tumors, including RCC, Urothelial Carcinoma (UC), and Castration-Resistant Prostate Cancer (CRPC)
Genitourinary tumors	+ nivolumab ± ipilimumab	Phase 1†
Advanced solid tumors	+ atezolizumab	Phase 1b started in 2017, eight planned expansion cohorts including RCC, UC, and CRPC
Additional Clinical Trials
Endometrial cancer	+ nivolumab	Phase 2†
Metastatic, triple negative breast cancer	+ nivolumab	Phase 2*
____________________

*	Trial conducted through our IST program.

†	Trial conducted through collaboration with NCI-CTEP.

§	Trial sponsored by the European Organization for Research and Treatment of Cancer.
Clinical Trials Supporting Regulatory Approvals
MTC - EXAM
COMETRIQ’s safety and efficacy were assessed in an international, multi-center, randomized double-blinded controlled trial of 330 patients with progressive, metastatic MTC, known as EXAM. Patients were required to have evidence of progressive disease within 14 months prior to study entry. This assessment was performed by an independent radiology review committee, or IRRC, in 89% of patients and by the treating physicians in 11% of patients. Patients were randomized 2:1 to receive COMETRIQ 140 mg (n = 219) or placebo (n = 111) orally, once daily until disease progression determined by the treating physician or until intolerable toxicity. Randomization was stratified by age (≤ 65 years vs. > 65 years) and prior use of a TKI. No cross-over was allowed at the time of progression. The primary endpoint was to compare PFS in patients receiving COMETRIQ versus patients receiving placebo. Secondary endpoints included ORR and OS. The main efficacy outcome measures of PFS, ORR and response duration were based on IRRC-confirmed events using modified Response Evaluation Criteria in Solid Tumors, or RECIST, which is a widely used set of rules that defines when cancer patients improve (“respond”), stay the same (“stabilize”) or worsen (“progress”) during treatments.
EXAM served as the basis for the regulatory approval of COMETRIQ in the U.S. and EU. A statistically significant and clinically meaningful prolongation in PFS was demonstrated among COMETRIQ-treated patients compared to those receiving placebo (hazard ratio, or HR, 0.28; 95% confidence interval, or CI, 0.19-0.40; p<0.0001), with median PFS of 11.2 months in the COMETRIQ arm and 4.0 months in the placebo arm. Partial responses, or PRs, were observed only among patients in the COMETRIQ arm (27% vs. 0%; p<0.0001). The median duration of objective response was 14.7 months (95% CI 11.1-19.3) for patients treated with COMETRIQ. The most commonly reported adverse drug reactions occurring in at least 25% of patients were diarrhea, stomatitis, palmar-plantar erythrodysesthesia syndrome, or PPES, decreased weight, decreased appetite, nausea, fatigue, oral pain, hair color changes, dysgeusia, hypertension, abdominal pain, and constipation. In November 2014, we announced completion of the OS analysis, the secondary endpoint of the study. Consistent with an earlier interim analysis, there was no statistically significant difference in OS between the treatment arms. The median OS was 26.6 months for the COMETRIQ arm and 21.1 months for the placebo arm (HR 0.85; 95% CI 0.64-1.12; p = 0.2409). The subgroup analysis by RET M918T mutation status, a known negative prognostic factor in MTC, revealed an improvement in OS of 25.4 months for COMETRIQ-treated patients positive for the RET M918T mutation; the median OS was 44.3 months for the COMETRIQ arm and 18.9 months for the placebo arm (HR 0.60; 95% CI 0.38-0.95; p =

0.026, not adjusted for multiple subgroup testing). We presented the final results at the American Society of Clinical Oncology, or ASCO, 2015 Annual Meeting and submitted the results to regulatory authorities to satisfy post-marketing commitments.
In connection with the approval of COMETRIQ for the treatment of progressive, metastatic MTC, we were subject to post-marketing requirements, all of which have been satisfied, other than a requirement to conduct a clinical study comparing a lower dose of COMETRIQ with the labeled dose of 140 mg. This study is evaluating safety and PFS in progressive, metastatic MTC patients and is ongoing.
RCC - METEOR
In July 2015, we announced positive results of METEOR, a phase 3 pivotal trial comparing CABOMETYX to everolimus in patients with advanced RCC who have experienced disease progression following treatment with at least one prior VEGF receptor inhibitor. METEOR was initiated in May 2013. The trial was designed to enroll 650 patients at approximately 200 sites. Patients were stratified based on the number of prior VEGF receptor inhibitors received, and on commonly applied RCC risk criteria. Patients were randomized 1:1 to receive 60 mg of CABOMETYX daily or 10 mg of everolimus daily and no cross-over was allowed between the study arms. The METEOR trial was designed to provide adequate power to assess both the primary endpoint of PFS, and the secondary endpoint of OS. The trial protocol specified that the primary analysis of PFS would be conducted among the first 375 patients randomized while the secondary endpoint of OS would be conducted among all 650 patients randomized. This design was employed to ensure sufficient follow-up and a PFS profile that would not be primarily weighted toward early events. Such disproportionate weighting of events was a potential risk if the entire study population required for the secondary endpoint analysis of OS had also served as the population for the primary analysis of PFS. On September 26, 2015, The New England Journal of Medicine published the complete, detailed positive results from the primary analysis of METEOR, and these results were also presented during the Presidential Session I at the European Cancer Congress 2015. The trial met its primary endpoint, demonstrating a statistically significant and clinically meaningful increase in PFS for CABOMETYX, as determined by an IRRC among the first 375 patients enrolled. The median PFS was 7.4 months for the CABOMETYX arm versus 3.8 months for the everolimus arm, and the HR was 0.58 (95% CI 0.45-0.75; p<001), corresponding to a 42% reduction in the rate of disease progression or death for CABOMETYX compared to everolimus. The trial also showed that CABOMETYX significantly improved the ORR. The most commonly reported adverse drug reactions occurring in at least 25% of patients were diarrhea, fatigue, nausea, decreased appetite, PPES, hypertension, vomiting, weight decreased, and constipation.
A review of adverse events, or AEs, demonstrated that the frequency of AEs of any grade regardless of causality was approximately balanced between study arms, and the rate of treatment discontinuation due to AEs was 9% and 10% for CABOMETYX and everolimus, respectively. With additional follow-up for OS, the study also met its secondary endpoint of OS as presented in June 2016 at the ASCO 2016 Annual Meeting and published in Lancet Oncology. Compared with everolimus, CABOMETYX was associated with a 34% reduction in the rate of death and median OS was 21.4 months for patients receiving CABOMETYX versus 16.5 months for those receiving everolimus (HR 0.66; 95% CI 0.53-0.83; p=0.0003).
In January 2016, an analysis of PFS among all 658 patients enrolled was presented at the 2016 ASCO Genitourinary Cancers Symposium, and revealed consistent results with the primary analysis showing a median PFS of 7.4 months for the CABOMETYX arm versus 3.9 months for the everolimus arm, and the HR was 0.52 (95% CI 0.43-0.64; p<0.001), corresponding to a 48% reduction in the rate of disease progression or death for CABOMETYX as compared to everolimus. In addition, subgroup analyses for PFS showed consistent beneficial effect of CABOMETYX versus everolimus; subgroups included: ECOG performance status; commonly applied RCC risk groups as described by Motzer et al.; organ involvement, including bone and visceral metastases and overall tumor burden; extent and type of prior VEGF receptor inhibitor therapy; and prior PD-1/PD-L1 therapy. For patients without prior PD-1/PD-L1 therapy, median PFS was 7.4 months for CABOMETYX and 3.9 months for everolimus (HR 0.54; 95% CI 0.44-0.66). For patients who had received prior PD-1/PD-L1 therapy, the median PFS for CABOMETYX was not reached, and the median PFS for everolimus was 4.1 months (HR 0.22; 95% CI 0.07-0.65). Subgroup analyses for ORR also showed consistent benefit for CABOMETYX as compared to everolimus.
On the basis of the data from the METEOR trial, the FDA approved CABOMETYX for the treatment of patients with advanced RCC following prior antiangiogenic therapy, and the EMA approved CABOMETYX for the treatment of advanced RCC in adults following prior VEGF targeted therapy.
RCC - CABOSUN
In October 2016, we announced detailed results from CABOSUN, a randomized phase 2 trial of cabozantinib in patients with previously untreated advanced RCC with intermediate- or poor-risk disease conducted by The Alliance under our CRADA with NCI-CTEP. CABOSUN was a randomized, open-label, active-controlled phase 2 trial that enrolled 157 patients with advanced RCC. Patients were randomized 1:1 to receive cabozantinib (60 mg once daily) or sunitinib (50 mg once daily, 4 weeks on followed by 2 weeks off). The primary endpoint was PFS. Secondary endpoints included OS and ORR. Eligible patients were required to have locally advanced or metastatic clear-cell RCC, ECOG performance status 0-2, and had to be intermediate or poor risk per the International Metastatic Renal Cell Carcinoma Database Consortium, or IMDC criteria (Heng, Journal of Clinical Oncology, 2009).
CABOSUN met its primary endpoint, demonstrating a statistically significant and clinically meaningful improvement in investigator-assessed PFS compared with sunitinib. With a median follow-up of 21.4 months, cabozantinib demonstrated a 34% reduction in the rate of disease progression or death (HR 0.66; 95% CI 0.46-0.95; one-sided p=0.012). The median PFS for cabozantinib was 8.2 months versus 5.6 months for sunitinib, corresponding to a 2.6 months (46%) improvement favoring cabozantinib over sunitinib. PFS benefits were independent of the IMDC risk group (intermediate or poor risk) and presence or absence of bone metastases at baseline. The results for sunitinib were in line with a previously published retrospective analysis of 1,174 intermediate- and poor-risk RCC patients from the IMDC database, which documented a median PFS of 5.6 months with a first-line targeted therapy, mainly sunitinib, in this patient population. Investigator-assessed ORR was also significantly improved, at 33% (95% CI 23% - 44%) for cabozantinib versus 12% (95% CI 5.4% - 21%) for sunitinib. With a median follow-up of 22.8 months, median OS was 30.3 months for cabozantinib versus 21.8 months for sunitinib (HR 0.80; 95% CI 0.50 - 1.26). The most common grade 3 or 4 AEs with cabozantinib were hypertension (28%), diarrhea (10%), PPES (8%), and fatigue (6%); with sunitinib, they were hypertension (22%), fatigue (15%), diarrhea (11%), and thrombocytopenia (11%). Grade 5 AEs occurred in four patients (5%) in the cabozantinib group and five patients (7%) in the sunitinib group. Treatment-related grade 5 events occurred in three patients in the cabozantinib group (acute kidney injury, sepsis, and jejunal perforation) and three patients in the sunitinib group (sepsis, respiratory failure, and vascular disorders). The rate of treatment discontinuation because of AEs was 20% (n = 16) and 21% (n = 16) in the cabozantinib and sunitinib groups, respectively.
On September 19, 2017, updated results from CABOSUN were presented at the European Society for Medical Oncology, or ESMO, 2017 Congress. The results included the analysis from a blinded IRC, which confirmed the primary efficacy endpoint results of investigator-assessed PFS, as well as an updated investigator-assessed analysis. Per the IRC analysis, cabozantinib demonstrated a statistically significant and clinically meaningful 52% reduction in the rate of disease progression or death (HR 0.48; 95% CI 0.31-0.74; two-sided p=0.0008). The median PFS for cabozantinib was 8.6 months versus 5.3 months for sunitinib, corresponding to a 3.3 month (62%) improvement favoring cabozantinib over sunitinib. The updated data sets and methods differ from the initial investigator analyses presented in 2016. The comprehensive image collection for IRC review used a later cut-off point (5 months) than the initial investigator analysis and followed a rigorous IRC review process. The analysis of IRC data applied FDA guidance for PFS analyses in oncology studies, including recommended censoring rules. Both the updated investigator assessment and IRC analysis demonstrated consistent and statistically significant improvement of PFS with cabozantinib as compared to sunitinib. The updated OS analysis had a data cut-off of July 1, 2017, and showed a favorable trend for patients randomized to cabozantinib compared to sunitinib that was not statistically significant. Median OS was 26.6 months for patients receiving cabozantinib versus 21.2 months for those receiving sunitinib (HR 0.80; 95% CI 0.53-1.21; two-sided p=0.29). The most common all-causality grade 3 or 4 AEs in more than 5% of patients for cabozantinib (N=78) and sunitinib (N=72), respectively, were diarrhea (10% vs. 11%), hypertension (28% vs. 21%), fatigue (6% vs. 17%), increased alanine aminotransferase (5% vs. 0%), decreased appetite (5% vs. 1%), PPES (8% vs. 4%), decreased platelet count (1% vs. 11%) and stomatitis (5% vs. 6%). 21% of patients in the cabozantinib arm and 22% of patients in the sunitinib arm discontinued treatment due to AEs.
On the basis of the data from the CABOSUN trial, the FDA approved CABOMETYX for the treatment of patients with previously untreated, advanced or metastatic RCC on December 19, 2017, and we commenced our commercial launch of CABOMETYX for this new indication upon such approval. Additionally, on September 8, 2017, the EMA validated the regulatory dossier for cabozantinib as a treatment for previously untreated, advanced or metastatic RCC in the EU.
Exelixis Sponsored Trials
HCC - CELESTIAL
In October 2017, we announced positive results of CELESTIAL, our phase 3 pivotal trial comparing cabozantinib to placebo in patients with advanced HCC who had received previous treatment with sorafenib. The CELESTIAL trial, which we initiated in September 2013, was designed to enroll 760 patients who were intolerant to or who had received prior systemic therapy with sorafenib, could have received up to two prior systemic cancer therapies for advanced HCC, and must have progressed following at least one prior therapy. The CELESTIAL trial was conducted at more than 100 sites globally in 19 countries and enrollment was completed in September 2017. Patients were randomized 2:1 to receive 60 mg of cabozantinib daily or placebo and were stratified based on etiology of the disease (hepatitis C, hepatitis B or other), geographic region (Asia versus other regions) and presence of extrahepatic spread and/or macrovascular invasion (yes or no). No cross-over was allowed between the study arms.
The primary endpoint for the trial was OS, and secondary endpoints included ORR and PFS. Exploratory endpoints include patient-reported outcomes, biomarkers and safety. A total of 621 events provided the study with 90% power to detect a 32% increase in median OS (HR 0.76) at the final analysis. Two interim analyses were planned to be conducted at 50% and 75% of the planned 621 events. Following the first interim analysis, on September 6, 2016, we announced that CELESTIAL’s independent data monitoring committee, or IDMC, determined that the study should continue without modifications per the study protocol for a second interim analysis to take place once 75% of events had been observed. Subsequently, on October 16, 2017, following the second interim analysis, the IDMC, recommended that CELESTIAL be stopped for efficacy, providing a statistically significant and clinically meaningful improvement versus placebo in OS. On January 19, 2018, statistically significant and clinically meaningful positive results from the second interim analysis of CELESTIAL were presented during an oral session at the 2018 American Society of Clinical Oncology’s Gastrointestinal Cancers Symposium. In the total population of second- and third-line patients, median OS was 10.2 months with cabozantinib versus 8.0 months with placebo (HR 0.76; 95% CI 0.63-0.92; p=0.0049). Median PFS was more than doubled, at 5.2 months with cabozantinib and 1.9 months with placebo (HR 0.44; 95% CI 0.36-0.52; p<0.0001). ORR was 4% with cabozantinib and 0.4% with placebo (p=0.0086). Disease control (PR or stable disease, or SD) was achieved by 64% of the cabozantinib group compared with 33% of the placebo group. In a subgroup analysis of patients whose only prior therapy for advanced HCC was sorafenib (70% of patients in the study), median OS was 11.3 months with cabozantinib versus 7.2 months with placebo (HR 0.70; 95% CI 0.55-0.88). PFS in the subgroup was 5.5 months with cabozantinib versus 1.9 months with placebo (HR 0.40; 95% CI 0.32-0.50). The most commonly reported grade 3 or 4 AEs occurring in at least 10% of the patients were PPES, hypertension, increased aspartate aminotransferase, fatigue and diarrhea. Treatment-related grade 5 AEs occurred in six patients in the cabozantinib group and included, hepatic failure, esophagobronchial fistula, portal vein thrombosis, upper gastrointestinal hemorrhage, pulmonary embolism and hepatorenal syndrome and in one patient in the placebo group (hepatic failure).
Based on the results of CELESTIAL, we plan to submit a sNDA to the FDA in the first quarter of 2018, for CABOMETYX as a treatment for patients with previously treated advanced HCC. Our partner, Ipsen, has informed us that it intends to submit a regulatory dossier for CABOMETYX as a treatment for patients with previously treated advanced HCC to the EMA in the first half of 2018.
Trials Conducted Under our Clinical Collaboration Agreements
Clinical observations from an ongoing phase 1 trial evaluating cabozantinib in combination with nivolumab, with or without ipilimumab, in patients with previously treated genitourinary tumors suggest that when cabozantinib is given with immune checkpoint inhibitors, the combination may result in a more immune-permissive tumor environment. In consideration of those results, in February 2017, we entered into individual clinical collaboration agreements with BMS and Roche, for the purpose of conducting clinical studies combining cabozantinib with BMS’s PD-1 and CTLA-4 immune checkpoint inhibitors and Roche’s anti-PD-L1 immune checkpoint inhibitor.
Combination Studies with BMS
We entered into a clinical trial collaboration agreement with BMS in February 2017 for the purpose of exploring the therapeutic potential of cabozantinib in combination with BMS’s immune checkpoint inhibitors, nivolumab and/or ipilimumab, to treat a variety of types of cancer. As part of the collaboration, we are evaluating various forms of these combinations in a phase 3 pivotal trial in previously untreated or metastatic advanced RCC and in a phase 1/2 trial in both previously treated and previously untreated advanced HCC. We also intend to evaluate these combinations in various other tumor types, including bladder cancer.
Pursuant to the terms of the collaboration agreement with BMS, each party granted to the other a non-exclusive, worldwide (within the collaboration territory as defined in the collaboration agreement), non-transferable, royalty-free license to use the other party’s compounds in the conduct of each clinical trial. The parties’ efforts are governed through a joint development committee established to guide and oversee the collaboration’s operation. Each trial will be conducted under a combination Investigational New Drug, or IND, application, unless otherwise required by a regulatory authority. Each party will be responsible for supplying drug product for the applicable clinical trial and unless otherwise agreed between the parties, costs for each such trial will be shared equally between the parties, unless two BMS compounds will be utilized in such trial, in which case BMS will bear two-thirds of the costs for such study treatment arms and we will bear one-third of the costs. Unless earlier terminated, the collaboration agreement will remain in effect until the completion of all clinical trials under the collaboration, all related trial data has been delivered to both parties and the completion of any then agreed upon analysis. The collaboration agreement may be terminated for cause by either party based on uncured material breach by the other party, bankruptcy of the other party or for safety reasons. Upon termination by either party, the licenses granted to each party to conduct a combined therapy trial will terminate.
RCC - CheckMate 9ER
CheckMate 9ER is an open-label, randomized, multi-national phase 3 pivotal trial evaluating nivolumab in combination with cabozantinib or nivolumab and ipilimumab in combination with cabozantinib versus sunitinib in patients with previously untreated, advanced or metastatic RCC. The original trial protocol required patients to be randomized 1:1:1 to one of three arms: cabozantinib and nivolumab; cabozantinib, nivolumab and ipilimumab; or sunitinib. However, following the positive results of CheckMate 214, BMS’s phase 3 trial evaluating nivolumab combined with ipilimumab versus sunitinib monotherapy in patients with previously untreated metastatic RCC and in an effort to accelerate the development of the cabozantinib and nivolumab combination, the trial protocol was amended to remove the triplet combination. The triplet combination continues to be evaluated in an ongoing phase 1b trial in patients with advanced genitourinary malignancies and a separate phase 3 trial evaluating the triplet combination versus nivolumab and ipilimumab is under evaluation. The modified protocol for the trial aims to enroll approximately 580 patients with previously untreated, advanced or metastatic RCC of all risk groups. Patients are being randomized 1:1 to receive 40 mg of cabozantinib daily and 240 mg of nivolumab every 2 weeks or 50 mg of sunitinib daily on a 4 week/2 week off schedule. The primary endpoint for the trial is PFS and the secondary endpoint is OS.
HCC - Checkmate 040
CheckMate 040 is a phase 1/2 trial evaluating treatment regimens including cabozantinib in combination with nivolumab and in combination with both nivolumab and ipilimumab versus sorafenib in patients with previously treated and previously untreated advanced HCC. The protocol for the trial aims to enroll approximately 30 patients each to cohorts that will receive either 40 mg of cabozantinib daily and 3 mg of nivolumab every two weeks or 40 mg of cabozantinib daily, 3 mg of nivolumab every two weeks, and 1 mg ipilimumab every 3 weeks for a total of 4 administrations. The primary objectives for the cohorts are safety and tolerability, ORR and duration of response, or DOR, and the secondary objectives include time to progression, PFS and OS.
Combination Study with Roche - Locally Advanced or Metastatic Solid Tumors
In February 2017, we entered into a master clinical supply agreement with Roche for the purpose of evaluating cabozantinib and atezolizumab in locally advanced or metastatic solid tumors. Pursuant to the terms of this agreement with Roche, in June 2017, we initiated a phase 1b dose escalation study that is evaluating the safety and tolerability of cabozantinib in combination with Roche’s atezolizumab in patients with locally advanced or metastatic solid tumors. We are the trial sponsor, and Roche is providing atezolizumab free of charge.
The study is divided into two parts: a dose-escalation phase and an expansion cohort phase. The dose-escalation phase of the trial is enrolling up to 36 patients either with advanced RCC with or without prior systemic therapy or with inoperable, locally advanced, metastatic or recurrent UC (including renal, pelvis, ureter, urinary bladder and urethra) after prior platinum-based therapy. The primary objective is to determine the optimal dose and schedule of daily oral administration of cabozantinib when given in combination with atezolizumab to inform the trial’s subsequent expansion stage. Cabozantinib doses of 40 mg daily and 60 mg daily are being evaluated. All patients will receive the standard atezolizumab dosing regimen of 1200 mg infusion once every 3 weeks.
In January 2018, we amended the protocol to add four new expansion cohorts to the trial, which will now also include patients with NSCLC and CRPC, in addition to previously included patients with RCC and UC. The primary objective in the expansion stage of this trial remains to determine the ORR in each cohort. Once the recommended dose and schedule are determined, which is anticipated to occur in the first half of 2018, the trial will begin to enroll the eight expansion cohorts, which are as follows:

•	patients with advanced non-squamous NSCLC without a defined tumor genetic alteration (EGFR, ALK, ROS1, or BRAF) who have not received prior therapy with an immune checkpoint inhibitor;

•	patients with NSCLC without a defined tumor genetic alteration who have progressed following treatment with an immune checkpoint inhibitor;

•	patients with UC who have progressed following treatment with an immune checkpoint inhibitor;

•	patients with CRPC who have previously received enzalutamide and/or abiraterone acetate and experienced radiographic disease progression in soft tissue;

•	patients with RCC with clear cell histology who have not had prior systemic anticancer therapy;

•	patients with UC who have progressed on or after platinum-containing chemotherapy;

•	patients with UC who are ineligible for cisplatin-based chemotherapy and have not received prior systemic chemotherapy for inoperable, locally advanced or metastatic disease; and

•	patients with UC who are eligible for cisplatin-based chemotherapy and have not received prior systemic chemotherapy for inoperable, locally advanced or metastatic disease.
Each expansion cohort will initially enroll approximately 30 patients, although the cohorts of patients with UC or NSCLC who have been previously treated with an immune checkpoint inhibitor may enroll up to 80 each, for a total of up to 340 patients.
Trials Conducted through our CRADA with NCI-CTEP and our IST Program
In October 2011, we entered into a CRADA with NCI-CTEP for the clinical development of cabozantinib. Through our CRADA with NCI-CTEP and our IST program we have been able to expand the cabozantinib development program while avoiding over-burdening our internal development resources. Our CRADA reflects a major commitment by NCI-CTEP to support the broad exploration of cabozantinib’s potential in a wide variety of cancers, each representing a substantial unmet medical need. Through this mechanism, NCI-CTEP provides funding for as many as 20 active clinical trials of cabozantinib each year for a five-year period. The term of the CRADA was extended in October 2016 for an additional five-year period through October 2021, provided that both parties maintain the right to terminate the CRADA for any reason upon sixty days’ notice, for an uncured material breach upon thirty days’ notice and immediately for safety concerns. IND applications for trials under the CRADA are held by NCI-CTEP. NCI-CTEP also retains rights to any inventions made in whole or in part by NCI-CTEP investigators. However, for inventions that claim the use and/or the composition of cabozantinib, we have an automatic option to elect a worldwide, non-exclusive license to cabozantinib inventions for commercial purposes, with the right to sublicense to affiliates or collaborators working on our behalf, as well as an additional, separate option to negotiate an exclusive license to cabozantinib inventions. Further, before any trial proposed under the CRADA may commence, the protocol is subject to our review and approval, and the satisfaction of certain other conditions. We believe our CRADA with NCI-CTEP has and will enable us to continue to expand the cabozantinib development program broadly in a cost-efficient manner.
Advanced Genitourinary Tumors
Results from a phase 1 trial evaluating cabozantinib in combination with nivolumab in patients with previously treated genitourinary tumors being conducted under our CRADA with NCI-CTEP were first presented at the ESMO 2016 Congress in October 2016 and most recently updated at the 2018 ASCO Genitourinary Cancers Symposium in February 2018. The primary endpoint of the trial is to determine the dose-limiting toxicity and recommended doses of the doublet and triplet combinations for later stage clinical studies. The secondary endpoint is clinical response rate as assessed by RECIST 1.1.
The updated data reported results from 78 patients treated with either cabozantinib and nivolumab with or without ipilimumab. The initial part of the study determined the recommended dose for each treatment at four dose levels. In all, 49 patients were treated with the doublet combination of cabozantinib and nivolumab and 29 patients were treated with the triplet combination of cabozantinib, nivolumab and ipilimumab. Nineteen patients with metastatic UC were evaluable for response with a median follow up of 15.7 months. Thirteen patients with previously treated metastatic RCC were evaluable for response.
For the metastatic UC cohort, the ORR across all treatment groups was 42% (2 complete responses, or CRs, and 6 PRs of 19 patients) and the disease control rate, or DCR, (DCR = CR, PR and SD) was 84%. Seven of eight (88%) metastatic UC patients with an objective response had not progressed at the time of the data cut-off. Median PFS in this patient population was 12.8 months and the OS rate at 12 months was 77%. Among the 13 patients with metastatic RCC who were evaluable for response, ORR was 54 percent (7 PRs of 13 patients) and the DCR was 100 percent. In the overall study the ORR in 64 evaluable patients was 36% (3 CRs and 20 PRs) with a median DOR of 24 months. 78 patients were included in the safety analysis. Expected immune-related events including colitis, meningitis, hepatitis, pneumonitis, and endocrine disorders occurred at a low frequency. No dose-limiting toxicity was observed in the study. Based on general tolerability, the recommended cabozantinib dose for the expanded dose cohorts and for future late stage evaluation has been determined as cabozantinib at 40 mg daily oral dose combined with nivolumab at 3 mg/kg every 2 weeks and ipilimumab at 1 mg/kg every 3 weeks for 4 doses.
Treatment-related grade 3 or 4 AEs (>5% of patients) observed in the doublet combination included lipase increased (16%), hypophosphatemia (14%), neutrophil count decreased (12%), hypertension (8%) and fatigue (6%). Grade 3 or 4 AEs (>5% of patients) observed in the triplet combination included hypophosphatemia (21%), lymphocyte count decreased (14%), ALT increased (14%), lipase increased (14%), AST increased (10%), hypertension (10%), diarrhea (10%), hypokalemia (10%), fatigue (7%), hyponatremia (7%) and amylase increased (7%). Grade 3 or 4 immune-related AEs for the doublet combination included colitis, aseptic meningitis, and hepatitis (one patient each) and for the triplet combination colitis (one patient) and hepatitis (two patients). There were no treatment-related deaths.
We believe these promising early stage clinical findings support further investigation of cabozantinib in combination with nivolumab and other immune checkpoint inhibitors in a number of genitourinary tumors. Based on these phase 1 trial results, we initiated CheckMate 9ER, a phase 3 pivotal trial in patients with previously untreated, advanced or metastatic RCC, which, pursuant to its amended protocol, is evaluating the combination of cabozantinib with BMS’s nivolumab.
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
The positive results from this trial were reported at the ASCO 2015 Annual Meeting on May 31, 2015, and subsequently published online in Lancet Oncology on November 4, 2016. The study met its primary endpoint, demonstrating significant increases in PFS for cabozantinib and the combination of cabozantinib plus erlotinib when individually compared to the erlotinib arm. The median PFS for the combination of cabozantinib and erlotinib was 4.7 months versus 1.8 months for erlotinib alone, a more than two-fold increase. The HR was 0.37 (80% CI 0.25-0.53, p=0.0003), which corresponds to a 63% reduction in the rate of disease worsening. The median PFS for cabozantinib monotherapy was 4.3 months versus 1.8 months for erlotinib alone, and the HR was 0.39 (80% CI 0.27-0.55, p=0.0003), corresponding to a 61% reduction in the rate of disease worsening. OS was a secondary endpoint of the trial. Median OS was 13.3 months for the combination of cabozantinib and erlotinib, and 9.2 months for cabozantinib alone, as compared to 5.1 months for erlotinib alone. When individually compared to the erlotinib arm, HR for OS was 0.51 (p=0.011), corresponding to a 49% reduction in the rate of death for the combination of cabozantinib plus erlotinib, and 0.68 (p=0.071), corresponding to a 32% reduction in the rate of death for the cabozantinib monotherapy arm. ORR, another secondary endpoint, was 3% for the combination arm (1 PR), 11% (4 PRs) for the cabozantinib monotherapy arm, and 3% (1 PR) for the erlotinib arm. SD as a best response was observed in 46% of patients in the combination arm and 50% in the cabozantinib monotherapy arm, compared with 16% in the erlotinib arm. 119 patients were evaluable for safety. The most common treatment-related AEs grade 3 or higher, for the combination arm (n=39) were: diarrhea (28%), fatigue (15%), and anorexia (8%). For the cabozantinib monotherapy arm, the most common AEs, grade 3 or higher, were: hypertension (25%), fatigue (15%), mucositis (10%), diarrhea (8%), and thromboembolic events (8%). The most common AEs, grade 3 or higher, for the erlotinib arm were fatigue (13%) and diarrhea (8%). Overall, the rate of grade 3 or higher AEs was 72% in the combination arm, 70% in the cabozantinib monotherapy arm, and 33% in the erlotinib arm.
Informed by these clinical results, we are working with clinical collaborators to explore cabozantinib’s further development in NSCLC, including potential combination approaches with immune checkpoint inhibitors, such as within one of the expansion cohorts of our phase 1b study with Roche evaluating the combination of cabozantinib and atezolizumab.
Other Cancer Indications
There are 31 ongoing and 29 planned externally sponsored trials evaluating the clinical and therapeutic potential of cabozantinib, including those administered through our CRADA with NCI-CTEP and our IST program. Like our CRADA with NCI-CTEP, our IST program helps us to continue to evaluate cabozantinib across a broad range of tumor types.

These externally sponsored trials include signal seeking studies of single-agent cabozantinib, novel combinations, and randomized trials. The monotherapy trials are focused on solid tumors including genitourinary neoplasms, gastrointestinal malignancies, lung cancer and a variety of less common tumor types. The combination studies include trials combining cabozantinib with several different immune checkpoint inhibitors, as well as studies adding cabozantinib to monoclonal antibodies and small molecules which target specific cellular pathways. Randomized trials within the CRADA include a phase 3 study in neuroendocrine tumors and phase 2 trials in both endometrial cancer in combination with checkpoint inhibitors and in prostate cancer in combination with docetaxel.
A complete listing of all ongoing cabozantinib trials can be found at www.ClinicalTrials.gov.
Cobimetinib Development Program
In addition to the advances made under our cabozantinib development program, significant progress continues to be made with respect to the clinical development, regulatory status and commercial potential of cobimetinib. Cobimetinib is a reversible inhibitor of MEK, a kinase that is a component of the RAS/RAF/MEK/ERK pathway. This pathway mediates signaling downstream of growth factor receptors, and is prominently activated in a wide variety of human tumors.  Cobimetinib is being evaluated in a broad development program consisting of more than 50 clinical trials by Genentech or through Genentech’s investigator sponsored trial program.
A summary table of Genentech’s ongoing phase 3 cobimetinib development activities, all of which are sponsored by Genentech, is provided below:

Indication	Combination Regimen	Status Update
Metastatic or Unresectable Locally Advanced Melanoma
BRAF mutation-positive	+ vemurafenib	Approved in U.S., EU and other territories
First-line BRAF mutation-positive	+ atezolizumab + vemurafenib	Phase 3 (IMspire150)
First-line BRAF wild-type	+ atezolizumab	Phase 3 (IMspire170)
Colorectal Cancer
Third-line advanced or metastatic disease	+ atezolizumab	Phase 3 (IMblaze370); data expected in H1 2018 (per Genentech guidance)
Melanoma - coBRIM
In July 2014, we announced positive top-line results from coBRIM, the phase 3 pivotal trial conducted by Genentech evaluating cobimetinib in combination with vemurafenib in previously untreated patients with unresectable locally advanced or metastatic melanoma harboring a BRAF V600E or V600K mutation. Data were subsequently presented at ESMO in September 2014. The trial met its primary endpoint of demonstrating a statistically significant increase in investigator-determined PFS. The median PFS was 9.9 months for the combination of cobimetinib and vemurafenib versus 6.2 months for vemurafenib alone (HR 0.51; 95 percent CI 0.39-0.68; p<0.0001), demonstrating the combination reduced the risk of the disease worsening by half (49 percent). The median PFS as established by an IRRC, a secondary endpoint, was 11.3 months for the combination arm compared to 6.0 months for the control arm (HR 0.60; 95 percent CI 0.45-0.79; p=0.0003). ORR, another secondary endpoint, was 68% for the combination versus 45% for vemurafenib alone (p<0.0001). Updated results for PFS and ORR from coBRIM were presented at the ASCO 2015 Annual Meeting and showed a median PFS of 12.3 months for vemurafenib plus cobimetinib versus 7.2 months for vemurafenib alone (HR 0.58; 95 percent CI 0.46-0.72) and an ORR of 70% for the combination of vemurafenib and cobimetinib versus 50% for vemurafenib alone. In November 2015, we announced that the coBRIM trial also met its OS secondary endpoint, demonstrating a statistically significant increase in OS for the combination of cobimetinib and vemurafenib compared to vemurafenib monotherapy. The median OS was 22.3 months for the combination of cobimetinib and vemurafenib versus 17.4 months for vemurafenib alone, corresponding to a 30% reduction in the rate of death for the combination as compared to vemurafenib alone (HR 0.70; 95 percent CI 0.55-0.90; p= 0.005). The safety profile of the combination was consistent with that observed in a previous study. The most common adverse drug reactions for COTELLIC occurring in at least 20% of patients were diarrhea, photosensitivity reaction, nausea, pyrexia, and vomiting.
CoBRIM served as the basis for the regulatory approval of COTELLIC in combination with Zelboraf as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma in the U.S., Switzerland, the EU, Canada, Australia, Brazil and other countries.

CRC - IMblaze370
In June 2016, Genentech initiated IMblaze370, a phase 3 pivotal trial evaluating the combination of cobimetinib and atezolizumab, an anti-PD-L1 antibody, or atezolizumab alone versus regorafenib, in unresectable locally advanced or metastatic CRC patients who have received at least two lines of prior cytotoxic chemotherapy. IMblaze370 was informed by results from Genentech’s ongoing phase 1b trial of the same combination in advanced CRC. The trial is designed to enroll 360 patients who have received at least two prior chemotherapies in the metastatic disease setting. Enrollment for IMblaze370 was completed in the first quarter of 2017, and Genentech has announced that top-line results for the trial are expected during the first half of 2018. The primary endpoint of the trial is OS.
Melanoma - IMspire150
In January 2017, Genentech initiated IMspire150, a phase 3 pivotal trial evaluating the combination of cobimetinib, vemurafenib and atezolizumab vs. cobimetinib plus vemurafenib in previously untreated BRAF V600 mutation positive patients with metastatic or unresectable locally advanced melanoma. This trial was based on the results of Genentech’s ongoing phase 1b trial in the same patient population. The trial is designed to enroll 500 patients, and the primary endpoint is PFS.
Melanoma - IMspire170
In October 2017, Genentech initiated IMspire170, a phase 3 trial comparing cobimetinib plus atezolizumab to pembrolizumab in previously untreated BRAF WT patients with metastatic or unresectable locally advanced melanoma. IMspire170 was based on the results of Genentech’s ongoing phase 1b trial in the same patient population. The trial is designed to enroll 500 patients with primary endpoints of PFS and OS, and the first patient was enrolled in December 2017.
Other Cancer Indications
In addition to coBRIM, IMblaze370, IMspire150 and IMspire170, additional earlier-stage clinical trials are ongoing studying the combination of cobimetinib with a variety of agents in multiple tumor types. These include:

•	the combination of cobimetinib and vemurafenib in additional melanoma patient populations and settings;

•	a phase 2 trial of cobimetinib in combination with taxanes, with or without atezolizumab in first-line triple negative breast cancer (COLET);

•	Phase 2 studies of cobimetinib in combination with atezolizumab in RCC, head and neck squamous cell carcinoma, UC and hormone receptor positive, HER2 negative breast cancer;

•
Phase 1/2 studies of cobimetinib in combination with atezolizumab in melanoma and NSCLC, in combination with vemurafenib and atezolizumab in melanoma, and in combination with venetoclax in relapsed or refractory acute myeloid leukemia and multiple myeloma;

•	a phase 1b study evaluating the safety, tolerability and pharmacokinetics of cobimetinib in combination with atezolizumab and bevacizumab in patients with metastatic CRC; and

•	a phase 1b/2 study of cobimetinib in combination with atezolizumab (one arm of a randomized umbrella study) in metastatic pancreatic ductal adenocarcinoma.
A complete listing of all ongoing cobimetinib trials can be found at www.ClinicalTrials.gov.
XL888 Development Program
XL888 is an Exelixis-discovered highly potent small molecule oral inhibitor of Heat Shock Protein 90, a molecular chaperone protein that affects the activity and stability of a range of key regulatory proteins, including kinases such as BRAF, MET and VEGFR2, which are implicated in cancer cell proliferation and survival. Based on clinical data, investigators at the H. Lee Moffitt Cancer Center initiated an investigator-sponsored phase 1 trial, evaluating the safety and activity of XL888 in combination with vemurafenib in patients with unresectable stage III/IV BRAF V600 mutation-positive melanoma. In November 2014, we announced positive preliminary results from this phase 1 trial. The primary endpoint of the trial was to determine the safety and tolerability of the combination, including determination of a maximum tolerated dose, or MTD, for XL888. Secondary endpoints included ORR (RECIST-1 criteria), estimates of PFS and OS, and analysis of pharmacodynamic biomarkers. The trial had enrolled fifteen subjects, and at the time of data cut-off, objective tumor regression was observed in 11 of 12 response-evaluable patients (two CRs and nine PRs), for an ORR of 92%. Safety data for the combination identified tolerable dose levels of XL888 with full dose vemurafenib.

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
Drug Discovery and Business Development Programs
We are actively focused on expanding our pipeline through internal drug discovery and targeted business development activities.
Drug Discovery
In 2016, we resumed internal drug discovery efforts with the goal of identifying novel and promising therapeutic candidates to advance into clinical trials. From 2000 until 2012, we had an active Discovery group that advanced 22 compounds to the IND stage, either independently or with collaboration partners, including cabozantinib and cobimetinib. We built significant infrastructure, including a library of 4.6 million compounds, and gained extensive experience in the identification and optimization of drug candidates against multiple target classes for oncology, inflammation and metabolic diseases.
Our new discovery organization is leveraging that history in a focused and measured manner. We are concentrating our in-house work on the most demanding aspects of lead optimization and use contract research organizations to support more routine activities, thereby minimizing our internal footprint while still maintaining an agile, competitive approach. We are and will continue to be judicious in the selection of targets, focusing on those with robust preclinical validation datasets. We anticipate that our experience and ability to identify high quality lead compounds through use of our propriety compound library will permit us to prosecute competitive and productive discovery programs in areas of high potential.
Business Development
Building upon our existing collaborative relationships, we are focused on entering into additional partnerships or licensing agreements for attractive oncology assets that would augment our development pipeline thereby utilizing our established and validated clinical development infrastructure. In addition we are seeking external partnerships around assets and new technologies that complement our in house drug discovery efforts. These partnerships are aimed at expanding our ability to discover, develop and commercialize novel therapies with the aim of providing new treatment options for cancer patients and their physicians.
In January 2018, we entered into an exclusive collaboration and license agreement with StemSynergy Therapeutics, Inc. for the discovery and development of novel oncology compounds targeting Casein Kinase 1 alpha, or CK1α, a component of the Wnt signaling pathway implicated in key oncogenic processes. Activation of β-catenin, a key downstream component of the pathway, is increased in multiple tumors, including a majority of colorectal cancers, where mutations in the APC gene that result in β-catenin stabilization are prevalent. Compounds targeting CK1α have also been shown to induce degradation of β-catenin and pygopus, another member of the pathway, in preclinical CRC models, and to inhibit the growth of tumors. Importantly, their GI-sparing qualities may help overcome limitations of other approaches targeting the Wnt pathway. Under the terms of the agreement, we will partner with StemSynergy to conduct preclinical and clinical studies with compounds targeting CK1α.
Collaborations
We have established collaborations with Ipsen and Takeda for cabozantinib, Genentech for cobimetinib, and other collaborations with leading pharmaceutical companies including, Daiichi Sankyo Company Limited, or Daiichi Sankyo, Merck (known as MSD outside of the U.S. and Canada), BMS, and Sanofi for compounds and programs in our portfolio. Under each of our collaborations, we are entitled to receive milestones and royalties or, in the case of cobimetinib, royalties from sales outside the U.S. and a share of profits (or losses) from commercialization in the U.S. For information on our collaboration agreements focused solely on the clinical development of cabozantinib in combination with immune checkpoint inhibitors, see “Cabozantinib Development Program - Trials Conducted Under our Clinical Collaboration Agreements.”

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
In consideration for the exclusive license and other rights contained in the collaboration agreement, including commercialization rights in Canada, Ipsen paid us aggregate upfront payments of $210.0 million. As of December 31, 2017, we achieved aggregate milestone payments of $125.0 million related to regulatory and commercial progress by Ipsen since the inception of the collaboration agreement. We are also eligible to receive future development and regulatory milestone payments, totaling up to an additional $209.0 million, including milestone payments of $10.0 million and $40.0 million upon EMA filing and the approval of cabozantinib as a treatment for patients with previously treated advanced HCC and additional milestone payments for other future indications and/or jurisdictions. The collaboration agreement also provides that we will be eligible to receive contingent payments of up to $546.0 million associated with the achievement of specified levels of Ipsen sales to end users. We will also receive royalties on net sales of cabozantinib by Ipsen outside of the U.S. and Japan. Excluding Ipsen sales in Canada, we received a 2% royalty on the first $50.0 million of net sales, which was achieved in the fourth quarter of 2017, and are entitled to receive a 12% royalty on the next $100.0 million of net sales, and following this initial $150.0 million of net sales, we are then entitled to receive a tiered royalty of 22% to 26% on annual net sales. These tiers will reset each calendar year. In Canada, we are entitled to receive a tiered royalty of 22% on the first CAD$30.0 million of annual net sales and a tiered royalty thereafter to 26% on annual net sales; these tiers will also reset each calendar year. As of December 31, 2017, we have earned royalties of $4.0 million on net sales of cabozantinib by Ipsen since the inception of the collaboration agreement.
We are primarily responsible for funding cabozantinib-related development costs for those trials in existence at the time we entered into the collaboration agreement with Ipsen; global development costs for additional trials are shared between the parties, with Ipsen reimbursing us for 35% of such costs, provided Ipsen chooses to opt into such trials. In accordance with the collaboration agreement, Ipsen has opted into and is co-funding: CheckMate 9ER, subject to re-confirmation following the protocol amendment; CheckMate 040 (except for the triplet arm of the study evaluating cabozantinib with nivolumab and ipilimumab); and the phase 1b trial evaluating cabozantinib in combination with atezolizumab in locally advanced or metastatic solid tumors being conducted in collaboration with Roche.
We remain responsible for the manufacture and supply of cabozantinib for all development and commercialization activities under the collaboration agreement. In connection with the collaboration agreement, we entered into a supply agreement with Ipsen in February 2016, which, pursuant to its amended terms, effective October 2017, we will supply finished, labeled drug product to Ipsen for distribution in the territories outside of the U.S. and Japan, indefinitely.
Unless terminated earlier, the collaboration agreement has a term that continues, on a product-by-product and country-by-country basis, until the latter of (i) the expiration of patent claims related to cabozantinib, (ii) the expiration of regulatory exclusivity covering cabozantinib or (iii) ten years after the first commercial sale of cabozantinib, other than COMETRIQ. The supply agreement will continue in effect until expiration or termination of the collaboration agreement. The collaboration agreement may be terminated for cause by either party based on uncured material breach of either the collaboration agreement or the supply agreement by the other party, bankruptcy of the other party or for safety reasons. We may terminate the collaboration agreement if Ipsen challenges or opposes any patent covered by the collaboration agreement. Ipsen may terminate the collaboration agreement if the FDA or EMA orders or requires substantially all cabozantinib clinical trials to be terminated. Ipsen also has the right to terminate the collaboration agreement on a region-by-region basis after the first commercial sale of cabozantinib in advanced RCC in the given region. Upon termination by either party, all licenses granted by us to Ipsen will automatically terminate, and, except in the event of a termination by Ipsen for our material breach, the licenses granted by Ipsen to us shall survive such termination and shall automatically become worldwide, or, if Ipsen terminated only for a particular region, then for the terminated region. Following termination by us for Ipsen’s material breach, or termination by Ipsen without cause or because we undergo a change of control by a party engaged in a competing program, Ipsen is prohibited from competing with us for a period of time.

Takeda Collaboration
In January 2017, we entered into a collaboration and license agreement with Takeda for the commercialization and further clinical development of cabozantinib in Japan. Pursuant to the terms of the collaboration agreement, Takeda has exclusive commercialization rights for current and potential future cabozantinib indications in Japan. The parties have also agreed to collaborate on the future clinical development of cabozantinib in Japan. The operation and strategic direction of the parties’ collaboration is governed through a joint executive committee and appropriate subcommittees.
In consideration for the exclusive license and other rights contained in the collaboration agreement, we received a $50.0 million upfront nonrefundable payment from Takeda. We are eligible to receive development, regulatory and first-sale milestone payments of up to $95.0 million related to second-line RCC, first-line RCC and second-line HCC, as well as additional development, regulatory and first-sale milestones payments for potential future indications. The collaboration agreement also provides that we are eligible to receive pre-specified payments of up to $83.0 million associated with potential sales milestones. We will also receive royalties on net sales of cabozantinib in Japan. We are entitled to receive a tiered royalty of 15% to 24% on the initial $300.0 million of net sales, and following this initial $300.0 million of net sales, we are then entitled to receive a tiered royalty of 20% to 30% on annual net sales. These tiers will reset each calendar year.
Takeda is responsible for 20% of the costs associated with the global cabozantinib development plan’s current and future trials, provided Takeda opts into such trials, and 100% of costs associated with the cabozantinib development activities that are exclusively for the benefit of Japan. Pursuant to the terms of the collaboration agreement, we are responsible for the manufacture and supply of cabozantinib for all development and commercialization activities under the collaboration, and consequently, we entered into a clinical supply agreement covering the manufacture and supply of cabozantinib to Takeda.
Unless earlier terminated, the collaboration agreement has a term that continues, on a product-by-product basis, until the earlier of (i) two years after first generic entry with respect to such product in Japan or (ii) the later of (A) the expiration of patent claims related to cabozantinib and (B) the expiration of regulatory exclusivity covering cabozantinib in Japan. The collaboration agreement may be terminated for cause by either party based on uncured material breach by the other party, bankruptcy of the other party or for safety reasons. For clarity, Takeda’s failure to achieve specified levels of commercial performance, based upon sales volume and/or promotional effort, during the first six years of the collaboration will constitute a material breach of the collaboration agreement. We may terminate the agreement if Takeda challenges or opposes any patent covered by the collaboration agreement. At any time prior to August 1, 2023, the parties may mutually agree to terminate the collaboration agreement if Japan’s Pharmaceuticals and Medical Devices Agency is unlikely to grant any approval of the marketing authorization application, or MAA, in any cancer indication in Japan. After the commercial launch of cabozantinib in Japan, Takeda may terminate the collaboration agreement upon twelve months’ prior written notice following the third anniversary of the first commercial sale of cabozantinib in Japan. Upon termination by either party, all licenses granted by us to Takeda will automatically terminate, and the licenses granted by Takeda to us shall survive such termination and shall automatically become worldwide.
Cobimetinib Collaboration
In December 2006, we out-licensed the further development and commercialization of cobimetinib to Genentech pursuant to a worldwide collaboration agreement. Under the terms of the collaboration agreement, we were responsible for developing cobimetinib through the determination of the MTD in a phase 1 clinical trial, and Genentech had the option to co-develop cobimetinib, which Genentech could exercise after receipt of certain phase 1 data from us. In March 2008, Genentech exercised its option to co-develop cobimetinib, and in March 2009, we granted to Genentech an exclusive worldwide revenue-bearing license to cobimetinib, at which point Genentech became responsible for completing the phase 1 clinical trial and subsequent clinical development. We received aggregate upfront and milestone payments of $50.0 million under our collaboration agreement with Genentech and are not eligible for any additional milestone payments.
On November 10, 2015, the FDA approved cobimetinib, under the brand name COTELLIC, in combination with Zelboraf as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma. COTELLIC in combination with Zelboraf has also been approved in Switzerland, the EU, Canada, Australia, Brazil and multiple additional countries for use in the same indication. Prior to the FDA’s approval of COTELLIC, in November 2013, we exercised an option under the collaboration agreement to co-promote COTELLIC in the U.S., which allows for us to provide up to 25% of the total sales force for approved cobimetinib indications in the U.S. Between November 2015 and December 2017, we fielded 25% of the sales force promoting COTELLIC in combination with Zelboraf as a treatment for patients with BRAF mutation-

positive advanced melanoma in the U.S. However, following a recent commercial review, commencing in January 2018, we and Genentech scaled back the personal promotion of COTELLIC in this indication in the U.S. This decision is not indicative of any change in our intention to promote COTELLIC for other therapeutic indications for which it may be approved in the future.
Under the terms of our collaboration agreement, as amended in July 2017, we share in the profits and losses received or incurred in connection with COTELLIC’s commercialization in the U.S. This profit and loss share has multiple tiers: we receive 50% of profits and losses from the first $200.0 million of U.S. actual sales, decreasing to 30% of profits and losses from U.S. actual sales in excess of $400.0 million. These tiers will reset each calendar year. The revenue for each sale of COTELLIC applied to the profit and loss statement for the collaboration agreement, or the Genentech Collaboration P&L, is calculated using the average of the quarterly net selling prices of COTELLIC and any additional branded Genentech product(s) prescribed with COTELLIC in such sale. U.S. commercialization costs for COTELLIC are then applied to the Genentech Collaboration P&L, subject to reduction based on the number of Genentech products in any given combination including COTELLIC. In addition to our profit share in the U.S., under the terms of the collaboration agreement, we are entitled to low double-digit royalties on net sales of COTELLIC outside the U.S.
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
Other Collaborations
Prior to the commercialization of our first product, COMETRIQ, our primary business strategy was focused on the development and out-license of compounds to pharmaceutical and biotechnology companies under collaboration agreements that allowed us to retain economic participation in compounds and support additional development of our proprietary products. Our collaboration agreements with Daiichi Sankyo, Merck, BMS and Sanofi described below are representative of this historical strategy. We have since evolved and are now a fully-integrated biopharmaceutical company focused on maximizing the opportunity for our two internally discovered compounds, cabozantinib and cobimetinib, to improve care and outcomes for people with cancer around the world. While our historical collaboration agreements described below have the potential to provide meaningful future revenue in the aggregate, we do not expect to receive substantial revenues from these historical collaboration agreements unless and until our partnered compounds enter late-stage clinical development and/or receive marketing approval from the FDA, if ever, when the milestone payments, royalties or other rights and benefits under our historical collaboration agreements become more substantial and material to our business.
With respect to our partnered compounds, other than cabozantinib and cobimetinib, we are eligible to receive potential contingent payments totaling approximately $1.9 billion in the aggregate on a non-risk adjusted basis, of which 9% are related to clinical development milestones, 49% are related to regulatory milestones and 42% are related to commercial milestones, all to be achieved by the various collaborators, which may not be paid, if at all, until certain conditions are met. Since we do not control the research, development or commercialization of any of our other partnered compounds that would generate these milestones, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable by our collaborators. In addition, most of the collaborations for our other partnered compounds are at early stages of development. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in a collaborator’s business strategy and financial difficulties or other factors could result in a collaborator abandoning or delaying development of a partnered compound. As such, the remaining potential contingent payments associated with our historical collaboration agreements involve a substantial degree of risk to achieve and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential contingent payments described above and it is possible that we may never receive any additional significant milestone or other payments under these historical collaboration agreements.

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
During the research term, which concluded in November 2007, we jointly identified drug candidates with Daiichi Sankyo for further development. For each product from the collaboration, we are entitled to receive payments upon attainment of pre-specified development, regulatory and commercialization milestones. As of December 31, 2017, we have received an aggregate of $25.5 million in development milestone payments related to CS-3150, an oral, non-steroidal, selective MR antagonist over there life of the collaboration agreement. In September 2017, Daiichi Sankyo reported positive top-line results from the phase 3 pivotal trial of CS-3150/esaxerenone and communicated its intention to submit a Japanese regulatory application for CS-3150/esaxerenone for an essential hypertension indication in the first quarter of 2018. We are eligible to receive additional development, regulatory and commercialization milestone payments of up to $130.0 million. In addition, we are entitled to receive royalties on any sales of certain products commercialized under the collaboration. Daiichi Sankyo may terminate the agreement upon ninety days’ written notice in which case Daiichi Sankyo’s payment obligations would cease, its license relating to compounds that modulate MR would terminate and revert to us and we would receive, subject to certain terms and conditions, licenses from Daiichi Sankyo to research, develop and commercialize compounds that were discovered under the collaboration.
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
BMS - ROR Collaboration Agreement
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
For each product developed by BMS under the collaboration, we will be eligible to receive payments upon the achievement by BMS of development and regulatory milestones. As of December 31, 2017, we have earned aggregate development and regulatory milestones of $12.5 million, including a $2.5 million development milestone payment in February 2017 in connection with the achievement of certain preclinical milestones set forth in the collaboration agreement and a $10.0 million regulatory milestone payment in October 2017 in connection with BMS’s filing of a Clinical Trial

Authorization in Europe for a first in-human study of an RORγ inverse agonist. We are eligible for additional development and regulatory milestone payment of up to $240.0 million in the aggregate and commercialization milestones of up to $150.0 million in the aggregate, as well as royalties on commercial net sales, depending on the advancement of the product candidate and eventual product.
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
Manufacturing and Product Supply
We do not own or operate manufacturing or distribution facilities or resources for clinical or commercial production and distribution of CABOMETYX and COMETRIQ. Instead, we have multiple contractual agreements in place with third-party contract manufacturing organizations who, on our behalf, manufacture clinical and commercial supplies of CABOMETYX and COMETRIQ. This will continue in the foreseeable future for both our current and future commercial products. We have selected well-established and reputable global third-party contract manufacturers for our drug substance and drug product manufacturing that have good regulatory standing, large manufacturing capacities and multiple manufacturing sites within their business footprint. These third parties must comply with applicable regulatory requirements, including the FDA’s Current Good Manufacturing Practices the EC’s Guidelines on Good Distribution Practice, as well as other stringent regulatory requirements enforced by the FDA or foreign regulatory agencies, as applicable, and are subject to routine inspections by such regulatory agencies. We monitor and evaluate the performance of our third-party contract manufacturers on an ongoing basis to ensure compliance with these requirements and to affirm their continuing capabilities to meet both our commercial and clinical needs. We also have contracted with a third-party logistics provider, with multiple distribution locations, to provide shipping and warehousing services for our commercial supply of both

CABOMETYX and COMETRIQ in the U.S. We employ highly skilled personnel with both technical and manufacturing experience to diligently manage the activities at our third-party contract manufacturers, and our quality department audits them on a periodic basis.
We source raw materials that are used to manufacture our drug substance from multiple third-party suppliers in Asia and Europe. We stock sufficient quantities of these materials and provide them to our third-party drug substance contract manufacturers to ensure they can manufacture adequate drug substance quantities per our requirements, for both clinical and commercial purposes. We then store drug substance at third-party facilities and provide appropriate amounts to our third-party drug product contract manufacturers, who then manufacture, package and label our specified quantities of finished goods for COMETRIQ and CABOMETYX, respectively. In addition, we rely on our third-party contract manufacturers to source materials such as excipients, components and reagents, which are required to manufacture our drug substance and finished drug product.
Within our supply chain, we have established safety stock amounts for both our drug substance and drug products, and store these quantities in multiple locations. The quantities that we store are based on our business needs and take into account scenarios for market demand, production lead times, potential supply interruptions and shelf life for our drug substance and drug products. In parallel, for business continuity reasons, we are in the process of evaluating and expect to establish additional suppliers for our drug substance and drug product manufacturers soon. We believe that our current manufacturing network has the appropriate capacity to produce sufficient commercial quantities of CABOMETYX to support the currently approved advanced RCC indications, as well as potential indications, including previously treated HCC, if those indications prove to be successful and gain regulatory approval in the future.
Marketing, Sales and Distribution
We have a fully integrated commercial team consisting of sales, marketing, market access, and commercial operations functions. Our sales team promotes CABOMETYX and COMETRIQ in the U.S. In addition, although we currently do not co-promote COTELLIC alongside Genentech, we have the right to do so and will do so if we, in consultation with Genentech, deem it useful and appropriate to realize COTELLIC’s commercial objectives. We use customary pharmaceutical company practices to market our products in the U.S. and concentrate our efforts on oncologists, oncology nurses and pharmacists. Our finished products of CABOMETYX and COMETRIQ are sold initially through wholesale distribution and specialty pharmacy channels and then, if applicable, resold to hospitals and other organizations that provide CABOMETYX and COMETRIQ to end-user patients. To facilitate our commercial activities in the U.S., we also employ various third-party vendors, such as advertising agencies, market research firms and other sales-support related services as needed. We believe that our commercial team and distribution practices are sufficient to ensure our marketing efforts reach our target audience and deliver our products to patients in a timely and compliant fashion.
In addition, we rely on Ipsen and Takeda for the commercialization and distribution of CABOMETYX in territories outside of the U.S., as well as for access and distribution activities for the approved products under named patient use programs or similar programs with the effect of introducing earlier patient access to CABOMETYX, and we also rely on Ipsen for these same activities with respect to the commercialization and distribution of COMETRIQ outside of the U.S. For COTELLIC, we rely on Genentech, as our collaboration partner, for all current and future commercialization and marketing activities, with the exception of the limited co-promotion activities highlighted above.
To help ensure that all eligible patients in the U.S. have appropriate access to CABOMETYX and COMETRIQ, we have established a comprehensive reimbursement and patient support program called Exelixis Access Services, or EASE. Through EASE, we provide co-pay assistance to qualified, commercially insured patients to help minimize out-of-pocket costs and provide free drug to uninsured or under-insured patients who meet certain clinical and financial criteria. In addition, EASE is designed to provide comprehensive reimbursement support services, such as prior authorization support, benefits investigation and, if needed, appeals support.
Seasonal Operations and Backlog
Sales of our marketed products do not reflect any significant degree of seasonality.
The markets in which we operate are characterized by short lead times and the absence of significant backlogs. We do not believe that backlog information is material to our business as a whole.

Environment, Health and Safety
In support of the development and expansion of our product pipeline, we have resumed discovery activities. Our research and development processes involve the controlled use of certain hazardous materials and chemicals. We are subject to federal, state and local environmental, health and workplace safety laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials. While we have incurred, and may continue to incur, expenditures to ensure we are in compliance with these laws and regulations, we do not expect the cost of complying with these laws and regulations to be material.
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
The process required by the FDA before product candidates may be marketed in the U.S. generally involves the following:

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
The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called phase 4 studies may be made a condition to be satisfied after a drug receives approval. Failure to satisfy such post-marketing commitments can result in FDA enforcement action, up to and including withdrawal of NDA approval. The results of phase 4 studies can confirm the effectiveness of a product candidate and can provide important safety information to augment the FDA’s adverse drug reaction reporting system. The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA, or as part of an sNDA. The submission of an NDA or sNDA requires payment of a substantial user fee to the FDA. The FDA may convene an advisory committee to provide clinical insight on NDA review questions. Although the FDA is not required to follow the recommendations of an advisory committee, the agency usually does so. The FDA may deny approval of an NDA or sNDA by way of a Complete Response letter if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional phase 3 pivotal clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA or sNDA does not satisfy the criteria for approval. An NDA may be approved with significant restrictions on its labeling, marketing and distribution under a Risk Evaluation and Mitigation Strategy. Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.
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

In the U.S., the Orphan Drug Act of 1983, as amended, is intended to incentivize the development of drugs and biological products for rare diseases or conditions that affect fewer than 200,000 people in the U.S. (or that affects more than 200,000 persons in the U.S. and for which there is no reasonable expectation that the cost of developing and making available the drug in the U.S. for such disease or condition will be recovered from sales of the drug in the U.S.). If a drug is being developed for a rare disease of condition, to be eligible for designation as an orphan drug, the FDA must not have previously approved a drug considered the “same drug,” as defined in the FDA’s orphan drug regulations, for the same orphan-designated indication. If the FDA has previously approved another same drug for the same indication, to obtain orphan drug designation, the sponsor of the subsequent drug would be required to provide a plausible hypothesis of clinical superiority over the previously approved drug to obtain an orphan designation. Upon FDA receipt of Orphan Drug Designation, the sponsor is eligible for tax credits of up to 50% for qualified clinical trial expenses, the ability to apply for grant funding, and waiver of the PDUFA application fee. Following the passage of the Tax Cuts and Jobs Act of 2017, for clinical trial expenses incurred in tax years 2018 and going forward, the tax credit is reduced to 25%. In addition, upon marketing approval, an orphan-designated drug could be eligible for seven years of market exclusivity for the approved orphan-designated indication. Such orphan drug exclusivity, if awarded, would only block the approval of any drug considered the same drug for the same orphan indication. Moreover, a subsequent same drug could break a previously approved drug’s orphan exclusivity through a demonstration of clinical superiority over the previously approved drug.
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
The Hatch-Waxman Act
The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, established two abbreviated approval pathways for drug products in which potential competitors may rely upon the FDA’s prior approval of the same or similar drug product.
ANDA. An Abbreviated New Drug Application, or ANDA, may be approved by the FDA if the applicant demonstrates that the proposed generic product is the same as the approved drug, which is referred to as the Reference Listed Drug, or RLD. Generally, an ANDA must contain data and information showing that the proposed generic product and RLD (1) have the same active ingredient, in the same strength and dosage form, to be delivered via the same route of administration, (2) are intended for the same uses, and (3) are bioequivalent. This is instead of independently demonstrating the proposed product’s safety and effectiveness, which are inferred from the fact that the product is the same as the RLD, which the FDA previously found to be safe and effective. Furthermore, conducting bioequivalence testing is generally less time consuming and costly than conducting a full set of clinical trials in humans.
505(b)(2) NDAs. A 505(b)(2) application is one for which one or more of the investigations relied upon by the applicant for approval were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. Under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA, an applicant may rely, in part, on the FDA’s previous approval of a similar product, or published literature, in support of its application. If the 505(b)(2) applicant establishes that reliance on FDA’s prior findings of safety and efficacy for an approved product is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies. The FDA may require additional studies or measurements, including comparability studies.
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
Orange Book Listing. An NDA sponsor must identify to the FDA patents that claim the drug substance or drug product or approved method of using the drug. When the drug is approved, those patents are among the information about the product that is listed in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, which is referred to as the Orange Book. Any applicant who files an ANDA or a 505(b)(2) NDA must certify, for each patent listed in the Orange Book for the RLD that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA, (2) such patent has expired, (3) the listed patent will expire on a particular date and approval is sought after patent expiration, or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. The fourth certification described above is known as a Paragraph IV certification. A notice of the Paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the reference NDA holder. The reference NDA holder and patent owners may initiate a patent infringement lawsuit in response to the Paragraph IV notice. Filing such a lawsuit within 45 days of the receipt of the Paragraph IV certification notice prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant. The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the RLD has expired. We intend to defend vigorously any patents for our approved products.
Regulation Outside of the United States
In addition to regulations in the U.S., we are subject to regulations of other countries governing clinical trials and the manufacturing, commercial sales and distribution of our products outside of the U.S. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the U.S. before we can commence clinical trials in such countries and approval of the regulators of such countries or economic areas, such as the EU, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.
The way clinical trials are conducted in the EU will undergo a major change when Regulation (EU) 536/2014 governing clinical trials in the EU, repealing the existing Directive 2001/20/EC comes into application in 2019. This regulation harmonizes the assessment and supervision processes for clinical trials throughout the EU, via an EU portal and database. The EMA will set up and maintain the portal and database, in collaboration with the Member States and the EC.
Under EU regulatory systems, a company may submit MAAs either under a centralized or decentralized procedure. Under the centralized procedure, MAAs are submitted to the EMA whose Committee for Medicinal Products for Human Use reviews the application and issues an opinion on it. The opinion is considered by the EC which is responsible for deciding applications. If the application is approved, the EC grants a single marketing authorization that is valid for all EU member states as well as Iceland, Liechtenstein and Norway, collectively the European Economic Area, or the EEA. The national authorization procedures, the decentralized and mutual recognition procedures, as well as national applications, are available for products for which the centralized procedure is not compulsory. The mutual recognition procedure provides for the EU member states selected by the applicant to mutually recognize a national marketing authorization that has already been granted by the competent authority of another member state, referred to as the Reference Member State, or RMS. The decentralized procedure is used when the product in question has yet to be granted a marketing authorization in any member state. Under this procedure the applicant can select the member state that will act as the RMS. In both the mutual recognition and decentralized procedures, the RMS reviews the application and submits its assessment of the application to the member states where marketing authorizations are being sought, referred to as Concerned Member States or CMS. Within 90 days of receiving the application and assessment report, each CMS must decide whether to recognize the RMS assessment. If a member state does not agree with the assessment, and the disputed points cannot be resolved the matter is eventually referred to the Coordination Group on Mutual Recognition and Decentralised procedures in the first instance to reach an agreement and failing to reach such an agreement, a referral to the EMA and the Committee for Medicinal Products for Human Use for arbitration that will result in an opinion to form the basis of a decision to be issued by the EC binding on all member states. If the application is successful national marketing authorizations will be granted by the competent authorities in each of the member states chosen by the applicant.
Conditional marketing authorizations may be granted for a limited number of medicinal products for human use referenced in EU law applicable to conditional marketing authorizations where the clinical dataset is not comprehensive, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, such as the completion of ongoing or new studies and obligations relating to the collection of pharmacovigilance data, may be amongst the conditions stipulated in the marketing authorization.
As in the U.S., we may apply for designation of a product as an Orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. In the EU orphan designation is available for products in development which are either: (a) intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the EU, or (b) intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the Community and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the medicinal product. Additionally, the sponsor of an application for orphan drug designation must establish that there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition or even if such treatment exists, the product will be of significant benefit to those affected by that condition.
Orphan drugs in the EU enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product. The period of market exclusivity may be reduced to six years if at the end of the fifth year it is established that the criteria for orphan designation are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

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
Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who are expected to prescribe our products and from whom we obtain patient health information, are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology and Clinical Health Act, or HIPAA. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we obtain and/or disclose individually identifiable health information from a HIPAA-covered entity, including healthcare providers, in a manner that is not authorized or permitted by HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business. International laws, such as the EU Data Privacy Directive (95/46/EC) and Swiss Federal Act on Data Protection, regulate the processing of personal data within the EU and between countries in the EU and countries outside of the EU, including the U.S. On April 27, 2016, the EU legislature adopted Regulation (EU) 2016/679, the General Data Protection Regulation, or GDPR. The GDPR will replace Directive 95/46/EC when it takes effect on May 25, 2018, and it will apply in all Member States without the need for implementing national legislation, as well as extra-territorially outside the EU. Furthermore, in October 2015, the Court of Justice of the EU declared the previous framework, the International Safe Harbor Privacy Principles, or Safe Harbor, invalid for data transfer between the U.S. and the EU. The Safe Harbor has now been replaced by the EU-U.S. Privacy Shield, a framework for transatlantic exchanges of personal data for commercial purposes between the EU and the U.S. in accordance with the principles of the GDPR.  Accordingly, there may be an immediate impact on companies located in the U.S. as they devote resources to comply with these new obligations.  The GDPR establishes a tiered approach to penalties for breach which enables the data protection authorities of the various Member States to impose fines for certain infringements, including the breach of requirements relating to international transfers or the basic principles for processing of personal data (such as conditions for obtaining consent from that individual whose data is being transferred). The severity of these fines may be up to the higher of 4% of annual worldwide revenue or €20 million.
In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA, created a federal requirement under the federal Open Payments program, that requires certain manufacturers to track and report to the Centers for Medicare and Medicaid Services annually certain payments and other transfers of value provided to physicians and teaching hospitals made in the previous calendar year. In addition, there are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.
For those marketed products which are covered in the U.S. by the Medicaid programs, we have various obligations, including government price reporting and rebate requirements, which generally require products be offered at substantial rebates/discounts to Medicaid and certain purchasers (including “covered entities” purchasing under the 340B Drug Discount Program). We are also required to discount such products to authorized users of the Federal Supply Schedule of the General Services Administration, under which additional laws and requirements apply. These programs require submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations, and the guidance governing such calculations is not always clear. Compliance with such requirements can require significant investment in personnel, systems and resources, but failure to properly calculate prices, or offer required discounts or rebates could subject us to substantial penalties. Subject to the application in the EU of the Transparency Directive 89/105/EEC, which aims to ensure the transparency of measures adopted to control pricing and reimbursement, pricing and reimbursement in the EU/EEA is governed by national rules and policy and may vary from Member State to Member State.
Reimbursement
Sales of our approved products and any future products of ours will depend, in part, on the extent to which their costs will be covered by third-party payers, such as government health programs, commercial insurance and managed healthcare organizations. Patients may be less likely to use our products if coverage is not provided and reimbursement is inadequate to cover a significant portion of the cost of our products. In addition, although to date qualified patients who would not otherwise be able to afford our products have been able to receive financial support from us in some cases, and from independent patient support foundations in other cases, these programs have recently been subject to significant government scrutiny, and in the future these patients may no longer be able to use our products. Third-party payers may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. Moreover, a third-party payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Additionally, a third-party payer’s decision to cover a particular drug product does not ensure that other payers will also provide coverage for the drug product, or will provide coverage at an adequate reimbursement rate.
In the U.S. and other potentially significant markets for our products, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which may result in lower average selling prices. In some cases, for example, third-party payers try to encourage the use of less expensive generic products through their prescription benefits coverage and reimbursement and co-pay policies. Further, the increased emphasis on managed healthcare in the U.S. and on country-specific and national pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing coverage and/or reimbursement controls and measures, could have a material adverse impact on our net product revenues and results of operations.
The U.S. and some foreign jurisdictions are considering proposals or have enacted legislative and regulatory changes the healthcare system that could affect our ability to sell our products profitably. Among policy makers and payers in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. There has been particular and increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. At the federal level, there have been several U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. In the U.S., the pharmaceutical industry has already been significantly affected by major legislative initiatives, including, for example, the PPACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA recently have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. It is expected that Congress will continue to consider legislation to repeal and replace some or all elements of the PPACA. We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing, which could have a negative impact on our revenue or sales of any products or future approved products.
Other legislative changes have also been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to 2% per fiscal year, starting in 2013, and the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding. In the future, there will likely continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit coverage and reimbursement of drug products, including our approved products and any future approved products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
In addition, in some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before its cost may be funded within the respective national healthcare system. The requirements governing drug pricing vary widely from country to country. For example, EU member states may restrict the range of medicinal products for which their national healthcare systems provide reimbursement and may control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profits the medicinal product generates for the company placing it on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products on cost-effectiveness grounds. Historically, products launched in countries in the EU do not follow the price structures of the U.S. and they generally tend to be priced significantly lower.
Competition
There are many companies focused on the development of small molecules and antibodies for cancer. Our competitors and potential competitors include major pharmaceutical and biotechnology companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and commercial capabilities than we do, which may allow them to have a competitive advantage.
Competition for Cabozantinib
We believe that our ability to successfully compete will depend on, among other things:

•	efficacy, safety and reliability of cabozantinib;

•	timing and scope of regulatory approval;

•	the speed at which we develop cabozantinib for the treatment of additional tumor types beyond its approved indications;

•	our ability to complete clinical development and obtain regulatory approvals for cabozantinib;

•	our ability to manufacture and sell commercial quantities of cabozantinib product to the market;

•	our ability to successfully commercialize cabozantinib and secure coverage and adequate reimbursement in approved indications;

•	product acceptance by physicians and other health care providers;

•	the level of our collaboration partners’ investments in the resources necessary to successfully commercialize cabozantinib in territories where it is approved outside of the U.S.;

•	skills of our employees and our ability to recruit and retain skilled employees;

•	protection of our intellectual property; and

•	the availability of substantial capital resources to fund development and commercialization activities.

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
The markets for which we intend to pursue regulatory approval of cabozantinib are highly competitive. We are aware of products in research or development by our competitors that are intended to treat all of the tumor types we are targeting, and should they demonstrate suitable clinical evidence, any of these products may compete with cabozantinib. We believe our future success will depend upon our ability to maintain a competitive position with respect to technological advances and the shifting landscape of therapeutic strategy following the advent of immunotherapy. CABOMETYX in particular may become less marketable if we are unable to successfully adapt our development strategy to address the fact that this recent approach to treating cancer with immune checkpoint inhibitors has and will continue to become more prevalent in indications for which CABOMETYX is approved, most notably advanced RCC, and in additional indications where we intend to seek regulatory approval, such as previously treated advanced HCC. Furthermore, the complexities of such a strategy has and may continue to require collaboration with some of our competitors.
CABOMETYX: We believe the principal competition for CABOMETYX in advanced RCC includes: BMS’s nivolumab; Pfizer’s axitinib, sunitinib and temsirolimus; Novartis’ everolimus and pazopanib; Bayer’s and Onyx Pharmaceuticals’ (a wholly-owned subsidiary of Amgen) sorafenib; Genentech’s bevacizumab and atezolizumab; Eisai’s lenvatinib; and AVEO Pharmaceutical’s tivozanib. Additionally, there are a variety of combination therapies being developed for RCC, including, Roche’s bevacizumab and atezolizumab, BMS’s ipilimumab and nivolumab, Merck’s pembrolizumab and Eisai’s lenvatinib, Merck’s pembrolizumab and Pfizer’s axitinib, Pfizer’s avelumab and axitinib, Merck’s pembrolizumab and Roche’s bevacizumab, Merck’s pembrolizumab and Incyte’s epacadostat and Eisai’s lenvatinib and Novartis’ everolimus.
The competition we currently face from BMS’s nivolumab in previously treated advanced RCC is particularly significant. Nivolumab was approved as a second-line treatment of advanced RCC on November 23, 2015, following a rapid review by the FDA. That approval was based in large part on the results of BMS’s phase 3 trial comparing nivolumab to everolimus in patients who had received previous antiangiogenic therapy for advanced RCC (CheckMate-025), in which nivolumab met its primary endpoint of showing a statistically-significant improvement in OS over everolimus, a current standard of care for the treatment of second-line RCC patients. While nivolumab failed to demonstrate a statistically-significant PFS benefit over everolimus, it demonstrated an acceptable safety profile.
For previously untreated, advanced or metastatic RCC, we expect to face significant competition from BMS’s combination of nivolumab and ipilimumab, if approved by the FDA. In September 2017, BMS announced that its phase 3 study evaluating nivolumab and ipilimumab in patients with previously untreated advanced or metastatic RCC (CheckMate-214) met its co-primary endpoint, demonstrating OS compared to sunitinib, the current standard of care, in intermediate-and poor-risk patients. The combination also met a secondary endpoint of improved OS versus sunitinib in all randomized patients. On the basis of this data, BMS filed a supplemental Biologics License Application, or sBLA, for use of the combination of nivolumab and ipilimumab as a first-line treatment for intermediate-and poor-risk patients with advanced RCC, and in December 2017, the FDA granted a priority review to the sBLA. The FDA is scheduled to make its final decision on the sBLA on or before April 16, 2018.
COMETRIQ: We believe that the principal competing anti-cancer therapy to COMETRIQ in progressive, metastatic MTC is Genzyme’s RET, VEGFR and EGFR inhibitor vandetanib, which has been approved by the FDA and the EC for the treatment of symptomatic or progressive MTC in patients with unresectable, locally advanced, or metastatic disease. In addition, we believe that COMETRIQ also faces competition as a treatment for progressive, metastatic MTC from off-label use of Bayer’s and Onyx Pharmaceuticals’ (a wholly-owned subsidiary of Amgen) multikinase inhibitor sorafenib, Pfizer’s multikinase inhibitor sunitinib, Takeda’s multikinase inhibitor ponatinib, Novartis’ multikinase inhibitor pazopanib, and Eisai’s multikinase inhibitor lenvatinib.
Potential Cabozantinib Indications Beyond RCC and MTC, Including Advanced HCC: Based on the results of CELESTIAL, we plan to submit a sNDA to the FDA in the first quarter of 2018, for CABOMETYX as a treatment for patients with previously treated advanced HCC. However, we face a rapidly evolving treatment landscape for the treatment of advanced HCC, as other therapies have recently received regulatory approval or are in advanced stages of clinical development, which may impair the relative value of CABOMETYX for this indication. Should cabozantinib be approved for the treatment of patients with previously treated advanced HCC, we believe its principal competition may include Bayer’s regorafenib, BMS’s nivolumab, Eisai’s lenvatinib, Merck’s pembrolizumab, Lilly’s ramucirumab and AstraZeneca’s durvalumab and tremelimumab. Examples of potential competition for cabozantinib in other cancer indications include: other VEGF pathway inhibitors, including Genentech’s bevacizumab; other RET inhibitors including Eisai’s lenvatinib and Takeda’s ponatinib; and other MET inhibitors, including Astra Zeneca’s savolitinib, Pfizer’s crizotinib and Mirati’s glesatinib; and immunotherapies such as BMS’s ipilimumab and nivolumab, Merck’s pembrolizumab and Roche’s atezolizumab.
Competition for Cobimetinib
We believe that cobimetinib’s principal competition amongst targeted agents includes Novartis’ trametinib and dabrafenib, and Array’s encorafenib and binimetinib; and within the class of immunotherapies, BMS’s ipilimumab and nivolumab and Merck’s pembrolizumab. The second category, immunotherapies, are of particular competitive importance vis-a-vis cobimetinib in advanced melanoma as they are already FDA approved in melanoma patient populations that overlap with those that may be eligible for cobimetinib, they have been rapidly incorporated into the National Comprehensive Cancer Network treatment guidelines, and they are viewed with a high degree of enthusiasm by physicians and key opinion leaders. Ongoing and future trials incorporating immune checkpoint inhibitors, including combination trials, may further impact usage of cobimetinib in melanoma and potentially in additional tumor types in which cobimetinib may ultimately gain approval.
Should cobimetinib in combination with atezolizumab be approved for the treatment of unresectable locally advanced or metastatic CRC, we believe its principal competition may include Bayer’s regorafenib, Taihio Oncology’s trifluridine and tipiracil, Lilly’s cetuximab and Amgen’s panitumumab.
Financial Information and Significant Customers
We operate as a single business segment and have operations solely in the U.S. During the year ended December 31, 2017, we derived approximately 18% of our revenues from Diplomat Specialty Pharmacy, approximately 16% of our revenues from Caremark L.L.C. and approximately 11% of our revenues from each of Accredo Health, Incorporated and affiliates of McKesson Corporation, all of which are located in the U.S. and approximately 15% of our revenues in connection with our collaboration with Ipsen which is located in Europe. Information regarding total revenues, including geographic regions in which they are earned, net loss, total assets and the location of our long-lived assets for the years ended December 31, 2017, 2016 and 2015 is set forth in “Note 13. Segment Information” in our “Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.
Research and development expenses were $112.2 million for the year ended December 31, 2017, compared to $96.0 million for the year ended December 31, 2016 and $96.4 million for the year ended December 31, 2015. Additional information about our research and development expenses in each of the last three fiscal years is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Patents and Proprietary Rights
We actively seek patent protection in the U.S., Europe and selected other foreign countries to cover our drug candidates and related technologies. Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country. We have numerous patents and pending patent applications that relate to methods of screening drug targets, compounds that modulate drug targets, as well as methods of making and using such compounds.
While many patent applications have been filed relating to the drug candidates that we have developed, the majority of these are not yet issued or allowed. We own all global patents associated with cabozantinib and cobimetinib that are referenced below.
Cabozantinib is covered by 10 issued patents in the U.S., including U.S. Pat. No. 7,579,473, for the composition-of-matter of cabozantinib and pharmaceutical compositions thereof. U.S. Pat. No. 7,579,473 would normally expire in September 2024, but we have been granted a patent term extension to extend the term to August 2026. The additional issued U.S. patents will expire between 2024 and 2033. Cabozantinib is also covered by an issued patent in Europe (covering the composition-of-matter of cabozantinib and certain methods of use) and an issued patent in Japan (covering the composition-of-matter of cabozantinib). These issued patents would normally expire in September 2024, but we have applied for and are obtaining Supplementary Protection Certificates in Europe to extend the term to 2029. We intend to apply for patent term extension in Japan to extend the term to 2029. Foreign counterparts of the issued U.S. and European patents are issued in Australia and Canada, which are anticipated to expire in 2024. We have patent applications pending in the U.S., Europe, Australia, Japan and Canada covering certain synthetic methods related to making cabozantinib, which, if issued, are anticipated to expire in 2024. We have filed patent applications in the U.S. and other selected countries covering certain salts, polymorphs and formulations of cabozantinib that, if issued, are anticipated to expire in approximately 2035. We have filed several patent applications in the U.S. and other selected countries relating to combinations of cabozantinib with certain other anti-cancer agents that, if issued, are anticipated to expire in approximately 2035. Cabozantinib is licensed to Takeda in Japan and elsewhere, except the U.S., to Ipsen, in accordance with our collaboration agreements with Takeda and Ipsen.
Cobimetinib is covered by three issued patents in the U.S., including U.S. Pat. No 7,803,839 for the composition of matter of cobimetinib and pharmaceutical compositions thereof. U.S. Pat. No 7,803,839 would normally expire in February 2027, but we have applied for a patent term extension to extend the term to November 2029. Cobimetinib is also covered by an issued patent in Europe (covering the composition-of-matter of cobimetinib and certain methods of use), which would normally expire in October 2026, but we have applied for and are obtaining Supplementary Protection Certificates to extend the term to November 2030. Foreign counterparts of the issued U.S. and European patents are issued or pending in Australia, Brazil, Canada, China, Colombia, the Eurasian Patent Organization, Georgia, Hong Kong, India, Indonesia, Israel, Japan, Mexico, Malaysia, New Zealand, Philippines, Singapore, South Africa, South Korea, and Ukraine. We have filed patent applications in the U.S. and other selected countries covering certain salts and polymorphs of cobimetinib that, if issued, are anticipated to expire in approximately 2036. We have filed patent applications in the U.S. and other selected countries covering certain synthetic methods related to making cobimetinib that, if issued, are anticipated to expire in approximately 2033. Cobimetinib is licensed to Genentech in the U.S. and to Roche outside of the U.S.
We have pending patent applications in the U.S. and Europe covering the composition-of-matter of our other drug candidates in clinical or preclinical development that, if issued, are anticipated to expire between 2023 and 2030.
We have obtained licenses from various parties that give us rights to technologies that we deem to be necessary or desirable for our research and development. These licenses (both exclusive and non-exclusive) may require us to pay royalties as well as upfront and milestone payments.
Employees
As of December 31, 2017, we had 372 full-time equivalent employees, all of which are located in the U.S. None of our employees are represented by a labor union, and we consider our employee relations to be good.
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

Risks Related to Our Business and Industry
Our future prospects are critically dependent upon the commercial success of CABOMETYX in its approved indications and the further clinical development, regulatory approval and commercial success of cabozantinib in additional indications.
Our mission is to maximize the clinical and commercial potential of cabozantinib and cobimetinib, and to position us for future growth through our discovery efforts and expansion of our development pipeline. We anticipate that for the foreseeable future our ability to generate meaningful unrestricted cash flow to fund our commercial operations and our development and discovery programs is dependent upon the successful commercialization of CABOMETYX for the treatment of advanced RCC in territories where it has been or may soon be approved and in potential other indications for which we are in late-stage development or we otherwise intend to seek regulatory review. The commercial opportunity for CABOMETYX as a treatment for advanced RCC remains subject to a variety of factors, most importantly, CABOMETYX’s perceived benefit/risk profile as compared to the benefit/risk profiles of other treatments available or currently in development for the treatment of advanced RCC. If revenue from CABOMETYX decreases or remains flat, or if we fail to achieve anticipated product royalties and collaboration milestones, we may need to reduce our operating expenses, access other sources of cash or otherwise modify our business plan, which may have a material adverse effect on our business and financial condition, results of operations and growth prospects. Furthermore, as a consequence of our collaboration agreements with Ipsen and Takeda, we rely heavily upon their regulatory, commercial, medical affairs, and other expertise and resources for commercialization of CABOMETYX in territories outside of the U.S. If our collaborators are unable to, or do not invest the resources necessary to successfully commercialize CABOMETYX in the EU and other international territories where it may be approved, this could reduce the amount of revenue we are due to receive under these collaboration agreements, thus resulting in harm to our business and operations.
Even following the approval of CABOMETYX for the treatment of advanced RCC in the U.S. and EU, our success remains contingent upon, among other things, successful clinical development, regulatory approval and market acceptance of cabozantinib, the compound from which CABOMETYX is derived, in potential additional indications, such as advanced HCC. We cannot be certain that that the clinical trials we and our collaboration partners are currently conducting, or may conduct in the future, will demonstrate adequate safety and efficacy in clinical testing to receive regulatory approval. Should we prove unsuccessful in advancing the further clinical development and commercialization of cabozantinib beyond its approved indications, we may be unable to execute our business plan and our financial results and condition could be materially adversely affected. Even if we and our partners receive the required regulatory approvals to market cabozantinib for any additional indications or in additional jurisdictions, we and our partners may not be able to effectively commercialize CABOMETYX. Our ability to grow CABOMETYX product sales in future periods is also dependent on price increases and we periodically increase the price of CABOMETYX. Price increases on CABOMETYX and negative publicity regarding drug pricing and price increases generally, whether on CABOMETYX or products distributed by other pharmaceutical companies, could negatively affect market acceptance of, and sales of, CABOMETYX. In any event, we cannot assure you that price increases we have taken or may take in the future will not in the future negatively affect CABOMETYX sales.
The commercial success of CABOMETYX will depend upon the degree of market acceptance among physicians, patients, health care payers, and the medical community.
Our ability to successfully commercialize CABOMETYX for its approved indications is, and if approved for additional indications will be, highly dependent upon the extent to which CABOMETYX gains market acceptance among physicians, patients, government health care payers such as Medicare and Medicaid, commercial health care plans and the medical community. If CABOMETYX does not achieve an adequate level of acceptance, we may not generate significant future product revenues. The degree of market acceptance of CABOMETYX will depend upon a number of factors, including:

•	the effectiveness, or perceived effectiveness, of CABOMETYX in comparison to competing products;

•	the safety of CABOMETYX, including the existence of serious side effects of CABOMETYX and their severity in comparison to those of competing products;

•	CABOMETYX’s relative convenience and ease of administration;

•	potential unexpected results connected with analysis of data from future or ongoing clinical trials of cabozantinib;

•	the timing of CABOMETYX label expansions for additional indications, if any, relative to competitive treatments;

•	the price of CABOMETYX relative to competitive therapies and any new government initiatives affecting pharmaceutical pricing;

•	the strength of CABOMETYX sales efforts, marketing, medical affairs and distribution support;

•	the sufficiency of commercial and government insurance coverage and reimbursement for CABOMETYX; and

•	our ability to enforce our intellectual property rights with respect to CABOMETYX.
Our competitors may develop products and technologies that impair the relative value of our marketed products and any future product candidates.
The pharmaceutical, biopharmaceutical and biotechnology industries are competitive, highly diversified and are characterized by rapid technological change, particularly in the area of novel oncology therapies. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and commercial capabilities than we do, which may allow them to have a competitive advantage. Further, our competitors may be more effective at using their technologies to develop commercial products. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive. There may also be drug candidates that we are not aware of at an earlier stage of development that may compete with our marketed products and product candidates. We face, and will continue to face, intense competition from biotechnology, biopharmaceutical and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Delays in the development of cabozantinib or cobimetinib for the treatment of additional tumor types, for example, could allow our competitors to bring products to market before us.
Specifically, the advanced RCC indications, for which CABOMETYX is approved, are highly competitive, and several novel therapies and combinations of therapies are in advanced stages of clinical development or under expedited regulatory review in these indications, and are expected to compete with CABOMETYX. We believe our future success will depend upon our ability to maintain a competitive position with respect to technological advances and the shifting landscape of therapeutic strategy following the advent of immunotherapy. CABOMETYX in particular may become less marketable if we are unable to successfully adapt our development strategy to address the fact that this recent approach to treating cancer with immune checkpoint inhibitors has and will continue to become more prevalent in indications for which our products are approved, most notably advanced RCC, and in additional indications where we intend to seek regulatory approval, such as previously treated advanced HCC. Furthermore, the complexities of such a strategy has and may continue to require collaboration with some of our competitors.
We also may in the future face competition from manufacturers of generic versions of our marketed products. In this regard, in February 2018, the FDA published draft guidance containing product-specific bioequivalence recommendations for drug products containing cabozantinib, the active ingredient in CABOMETYX and COMETRIQ. The FDA regularly issues product specific bioequivalence guidance for products following their approval. The February 2018 draft guidance for drug products containing cabozantinib could have been issued by the FDA as a matter of its own standard practice; it could also indicate that a generic drug manufacturer is investigating whether to submit an ANDA for cabozantinib. The ANDA process is discussed in more detail above under the heading "Government Regulation-The Hatch-Waxman Act”. Generic competition often results in decreases in the prices at which branded products can be sold.
If we are unable to maintain or scale adequate sales, marketing, market access and distribution capabilities for CABOMETYX or enter into or maintain agreements with third parties to do so, we may be unable to maximize product revenues and our business, financial condition, results of operations and prospects may be adversely affected.
Maintaining our sales, marketing, market access, medical affairs and product distribution capabilities requires significant resources, and there are numerous risks involved with managing such a commercial organization, including our potential inability to successfully recruit, train, retain and incentivize adequate numbers of qualified and effective sales and marketing personnel. We are competing for talent with numerous commercial-stage oncology-focused biotech companies seeking to build out their commercial organizations, as well as other large pharmaceutical organizations that have extensive, well-funded, and more experienced sales and marketing operations, and we may be unable to maintain or adequately scale our commercial organization as a result of such competition. If we cannot maintain effective sales, marketing, market access, medical affairs and product distribution capabilities, we may be unable to maximize the commercial potential of CABOMETYX and COMETRIQ in their approved indications. Also, to the extent that the commercial opportunities for CABOMETYX grow over time, we may not properly judge the requisite size and experience of the commercialization teams or the scale of distribution necessary to market and sell CABOMETYX successfully. If we are unable to maintain or scale our organization appropriately, we may not be able to maximize product revenues and our business, financial condition, results of operations and prospects may be adversely affected.
Our ability to successfully commercialize CABOMETYX and COMETRIQ will depend, in part, on the extent to which we are able to adequately distribute the products to eligible patients. We currently rely on third-party providers to handle storage and distribution for our commercial supply of both CABOMETYX and COMETRIQ in the U.S. Furthermore, we rely on our collaboration partners for the commercialization and distribution of CABOMETYX and COMETRIQ in territories outside of the U.S., as well as for access and distribution activities for the approved products under named patient use programs (or similar programs) with the effect of introducing earlier patient access to COMETRIQ and CABOMETYX.
Our current and anticipated future dependence upon the activities, support, and legal and regulatory compliance of third parties may adversely affect our ability to supply cabozantinib to the marketplace on a timely and competitive basis. These third parties may not provide services in the time required to meet our commercial timelines and objectives or to meet regulatory requirements. We may not be able to maintain or renew our arrangements with third parties, or enter into new arrangements, on acceptable terms, or at all. Third parties could terminate or decline to renew our arrangements based on their own business priorities. If we are unable to contract for these third-party services related to the distribution of cabozantinib on acceptable terms, our commercialization efforts and those of our collaboration partners may be delayed or otherwise adversely affected, which could have a material adverse impact on our business, financial condition, results of operations and prospects.
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
We are subject to certain healthcare laws and regulations and enforcement by the federal government and the states in which we conduct our business. Should our compliance controls prove ineffective at preventing or mitigating the risk and impact of improper conduct, the laws that may affect our ability to operate include, without limitation:

•
the federal Anti-Kickback Statute, or AKS, which governs our business activities, including our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities. The AKS has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others. Among other things, this statute prohibits persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. Remuneration is not defined in the AKS and has been broadly interpreted to include anything of value, including for example, gifts, discounts, coupons, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value;

•	the FDCA and its regulations, which prohibit, among other things, the introduction or delivery for introduction into interstate commerce of any drug that is adulterated or misbranded;

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

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information;

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

•
the Foreign Corrupt Practices Act, a U.S. law, which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals) and its foreign equivalents;

•	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

•
federal and state government price reporting laws, which require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on our marketed drugs, as well as certain state and municipal government price reporting laws that require us to provide justifications where drug prices exceed a certain price increase threshold (and participation in these programs and compliance with the applicable requirements may subject us to potentially significant discounts on our products, increased infrastructure costs, and could potentially affect our ability to offer certain marketplace discounts); and

•
federal and state financial and drug pricing transparency laws, which generally require certain types of expenditures in the U.S. to be tracked and reported (and compliance with such requirements may require investment in infrastructure to ensure that tracking is performed properly, and some of these laws result in the public disclosure of various types of payments and relationships with healthcare providers and healthcare entities, which could potentially have a negative effect on our business and/or increase enforcement scrutiny of our activities).

These federal and state healthcare fraud and abuse laws, FDA rules and regulations, as well as false claims laws, including the civil False Claims Act, govern certain marketing practices, including off-label promotion. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we, or our officers or employees, may be subject to penalties, including administrative civil and criminal penalties, damages, fines, regulatory penalties, the curtailment or restructuring of our operations, exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs, reputational harm, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement, any of which would adversely affect our ability to sell our products and operate our business and also adversely affect our financial results. Of particular concern are suits filed under the civil False Claims Act, known as “qui tam” actions, which can be brought by any individual on behalf of the government. Such individuals, commonly known as relators or “whistleblowers,” may potentially then share in amounts paid by the entity to the government in fines or settlement. The filing of qui tam actions has caused a number of pharmaceutical, medical device and other healthcare companies to have to defend civil False Claims Act actions. When an entity is determined to have violated the civil False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, that govern the collection, use and disclosure of personal information. In addition, most healthcare providers who are expected to prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. For example, the EU Data Privacy Directive (95/46/EC) and implementing legislation in the various national Member States of the EU, which will be replaced on May 25, 2018 by the more restrictive GDPR (Regulation (EU) 2016/679) and the Swiss Federal Act on Data Protection, regulate the processing of personal data within the EU and between countries in the EU and countries outside of the EU, including the U.S. We are currently reviewing all privacy and other regulations in connection with these new laws to assess whether additional procedural safeguards are warranted, including compliance with the EU-U.S. Privacy Shield framework, which will replace the previous safe harbor mechanism. Failure to provide adequate privacy protections and maintain compliance with these laws and regulations could jeopardize business transactions across borders, create liability for us, including the imposition of sanctions or other penalties, and/or could increase our cost of doing business.
If we are unable to obtain both adequate coverage and adequate reimbursement from third-party payers for CABOMETYX or COMETRIQ, our revenues and prospects for profitability will suffer.
Our ability to commercialize CABOMETYX or COMETRIQ successfully is highly dependent on the extent to which coverage and reimbursement is, and will be, available from third-party payers, including governmental payers, such as Medicare and Medicaid, and private health insurers. Patients may not be capable of paying for CABOMETYX or COMETRIQ themselves and may rely on third-party payers to pay for, or subsidize, the costs of their medications, among other medical costs. If third-party payers do not provide coverage or reimbursement for CABOMETYX or COMETRIQ, our revenues and prospects for profitability will suffer. In addition, even if third-party payers provide some coverage or reimbursement for CABOMETYX or COMETRIQ, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans, which often varies based on the type of contract or plan purchased, may not be sufficient for patients to afford CABOMETYX or COMETRIQ. Third-party payers continue to scrutinize and manage the prices charged for pharmaceutical products and services and many also limit reimbursement for newly-approved products and indications.
There has been negative publicity regarding, and increasing legislative and enforcement interest in the U.S. with respect to, drug pricing, the use of specialty pharmacies, and the effect of free drug programs and programs designed to help patients afford and defray the cost of their medications, which may result in physicians being less willing to participate in these programs and thereby limit our ability to increase patient access and adoption of CABOMETYX. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare, and reform government program reimbursement methodologies for drugs. There have also been similar laws enacted at the state level, including legislation signed by California Governor Jerry Brown in October 2017, currently being challenged in court, which requires pharmaceutical manufacturers to disclose information and justifications with respect to certain price increases. If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business and financial results.
In addition, in some foreign countries, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control under the respective national health system. In these countries, price negotiations with governmental authorities or payers can take six to twelve months or longer after marketing authorization is granted for a product, which has the potential to substantially delay broad availability of the product in some of those countries. To obtain reimbursement and/or pricing approval in some countries, our collaboration partner, Ipsen, may be required to conduct a study that seeks to establish the cost effectiveness of CABOMETYX compared with other available established therapies to support health technology appraisal. The conduct of such a study could result in delays in the commercialization of CABOMETYX. Additionally, cost-control initiatives could decrease the price we and our collaboration partner, Ipsen, might establish for CABOMETYX, which would result in lower license revenues to us.
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
Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the PPACA, as well as recent efforts by the Trump administration and Congress to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. It is expected that Congress will continue to consider legislation to repeal and replace some or all elements of the PPACA. Moreover, certain politicians, including the President, have announced plans to regulate the prices of pharmaceutical products. Congress has also signaled an intent to address pharmaceutical pricing, with Senate hearings to examine the cost of prescription drugs held on June 13 and October 17, 2017. Federal legislators previously proposed legislation that would require pharmaceutical manufacturers to report price increases and provide a public justification for increases that exceed given benchmarks and authorize the U.S. Department of Health and Human Services to negotiate the price of Part D prescription drugs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk. We cannot know what form any such measures may take or the market’s perception of how such proposals and provisions would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may limit our ability to generate revenue or commercialize our current products and/or those for which we may receive regulatory approval in the future.
In August 2017, President Trump signed the FDA Reauthorization Act of 2017, which will reauthorize the FDA user fee programs for prescription drugs, generic drugs, medical devices, and biosimilars, under which manufacturers of such products partially pay for the FDA’s pre-market review of their product candidates. The legislation includes, inter alia, measures to expedite the development and approval of generic products, where generic competition is lacking even in the absence of exclusivities or listed patents. The FDA has also released a Drug Competition Action Plan, which proposes actions to broaden access to generic drugs and lower consumers’ health care costs by, among other things, improving the efficiency of the generic drug approval process and supporting the development of complex generic drugs. In January 2018, the FDA took steps to implement the Drug Competition Action Plan and released guidance to streamline aspects of the submission and review of ANDAs for generic drugs. We cannot currently predict the specific outcome or impact on our business of such regulatory actions.
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
Many companies in our industry have received a governmental request for documents and information relating to drug pricing and patient support programs. We could receive a similar request, which would require us to incur significant expense and result in distraction for our management team. Additionally, to the extent there are findings, or even allegations, of improper conduct on the part of the company, such findings could further harm our business, reputation and/or prospects. It is possible that such inquiries could result in: negative publicity or other negative actions that could harm our reputation; changes in our product pricing and distribution strategies; reduced demand for our approved products; and/or reduced reimbursement of approved products, including by federal health care programs such as Medicare and Medicaid and state health care programs.
In addition, the Trump Administration has indicated interest in taking regulatory and other policy actions pertaining to drug pricing, including potential proposals relating to Medicare price negotiations, importation of drugs from other countries and facilitating value-based arrangements between manufacturers and payers. At this time, it is unclear whether any of these proposals will be pursued and how they would impact our products or our future product candidates.
State and local governments continue to consider prescription drug pricing transparency proposals. In October 2017, California Governor Jerry Brown signed legislation requiring pharmaceutical manufacturers to disclose and provide justification for certain price increases; however, the regulations under which we will be required to operate have not yet been promulgated. While we have taken and will continue to take appropriate actions to ensure compliance with this new law, without knowing the final regulations applicable to us, we cannot comprehensively assess the potential impact on our business. Additionally, Ohio voters considered, but rejected, a ballot initiative in November 2017, which would have required state agencies to pay no more for prescription drugs than the price paid by the U.S. Department of Veterans

Affairs. While this particular initiative in Ohio failed to become law, additional legislation or ballot initiatives may be proposed by various states and municipalities in the future, and we cannot predict the outcome of any future proposals, the market’s perception of them or their potential impact on us.
We are heavily dependent on our partner, Genentech (a member of the Roche group), for the successful development, regulatory approval and commercialization of cobimetinib, marketed as COTELLIC.
The terms of our collaboration agreement with Genentech provide Genentech with exclusive authority over the global development and commercialization plans for cobimetinib and the execution of those plans. We have limited effective influence over those plans and are heavily dependent on Genentech’s decision making. Any significant changes to Genentech’s business strategy and priorities, over which we have no control, could adversely affect Genentech’s willingness or ability to complete their obligations under our collaboration agreement and result in harm to our business and operations. Subject to contractual diligence obligations, Genentech has complete control over and financial responsibility for cobimetinib’s development program, as well as over regulatory and commercial strategy and execution, and we are not able to control the amount or timing of resources that Genentech will devote to the product. Of particular significance are Genentech’s development efforts with respect to the combination of cobimetinib with immune checkpoint inhibitors, a competitive area of clinical research. Regardless of Genentech’s efforts and expenditures for the further development of cobimetinib, the results of such additional clinical investigation may not prove positive and may not produce label expansions or approval in additional indications, which could have a material adverse impact on our long-term revenue prospects. For instance, top-line results from IMblaze370, Genentech’s phase 3 pivotal trial evaluating the combination of cobimetinib and atezolizumab or atezolizumab alone versus regorafenib, in unresectable locally advanced or metastatic CRC patients who have received at least two lines of prior cytotoxic chemotherapy, are expected in the first half of 2018; should Genentech obtain negative or inconclusive results in this trial, cobimetinib’s prospects, and its ability to contribute meaningfully to our business, will be substantially impaired.
If competitors use litigation and regulatory means to obtain approval for generic versions of our marketed products, our business will suffer.
Under the FDCA, the FDA can approve an ANDA for a generic version of a branded drug without the applicant undertaking the human clinical testing necessary to obtain approval to market a new drug. In this regard, in February 2018, the FDA published draft guidance containing product-specific bioequivalence recommendations for drug products containing cabozantinib, the active ingredient in CABOMETYX and COMETRIQ. The FDA regularly issues product specific bioequivalence guidance for products following their approval. The February 2018 draft guidance for drug products containing cabozantinib could have been issued by the FDA as a matter of its own standard practice; it could also indicate that a generic drug manufacturer is investigating whether to submit an ANDA for cabozantinib. The FDA can also approve a 505(b)(2) NDA that relies on the agency’s findings of safety and/or effectiveness for a previously approved drug. In either case, we will have to engage in litigation with a potential generic competitor to protect our patent rights, which would require us to incur significant expense and result in distraction for our management team, and could also have an adverse impact on our stock price. Moreover, if any such ANDAs or 505(b)(2) NDAs were to be approved and the patents covering cabozantinib were not upheld in litigation, or if a generic competitor is found not to infringe these patents, the resulting generic competition would negatively affect our business, financial condition and results of operations. In this regard, generic equivalents, which must meet the same quality standards as the branded drugs, would be significantly less costly than ours to bring to market. Companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, regardless of the regulatory approval pathway, the introduction of a generic version of any of our marketed products could result in a significant decrease in the sales of these marketed products and materially harm our business and financial condition.
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
Although we have established timelines for manufacturing and clinical development of our product candidates based on existing knowledge of our compounds in development and industry metrics, we may not be able to meet those timelines. We may experience numerous unforeseen events, during or as a result of clinical testing, that could delay or prevent commercialization of such product candidates, including:

•	lack of efficacy or harmful side effects;

•	negative or inconclusive clinical trial results may require us to conduct further testing or to abandon projects that we had expected to be promising;

•	our competitors may discover or commercialize other compounds or therapies that show significantly improved safety or efficacy compared to our product candidates;

•	our inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs;

•	patient registration or enrollment in our clinical testing may be lower than we anticipate, resulting in the delay or cancellation of clinical testing;

•	failure by our collaborators to provide us on a timely basis with an adequate supply of product that complies with the applicable quality and regulatory requirements for a combination trial;

•	failure of our third-party contract research organization or investigators to satisfy their contractual obligations, including deviating from trial protocol; and

•
regulators or institutional review boards may withhold authorization to commence or conduct clinical trials of a product candidate, or delay, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their determination that participating patients are being exposed to unacceptable health risks.

If we were to have significant delays in or termination of our clinical testing of our product candidates as a result of any of the events described above or otherwise, our expenses could increase and our ability to generate revenues could be impaired, either of which could adversely impact our financial results. Furthermore, we rely on our clinical and commercial collaboration partners to fund a significant portion of the clinical development of cabozantinib and our product candidates. Should one or all of our collaboration partners decline to support future planned clinical trials, we will be entirely responsible for the financial obligations associated with the further development of such product candidates, and as a result, we may be unable to execute our business plan, and our financial results could be materially adversely affected.
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
The activities associated with the research, development and commercialization of our products and product candidates, are subject to extensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals in the U.S. and other foreign jurisdictions is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. For example, before an NDA or sNDA can be submitted to the FDA, or a MAA to the EMA or any application or submission to regulatory authorities in other jurisdictions, the product candidate must undergo extensive clinical trials, which can take many years and require substantial expenditures.
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
Even if the FDA or a comparable authority in another jurisdiction approves cabozantinib for one or more indications beyond advanced RCC and MTC, or one of our other product candidates, the approval may be limited, imposing significant restrictions on the indicated uses, conditions for use, labeling, distribution, advertising, promotion, marketing and/or production of the product and could impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. For example, in connection with the FDA’s approval of COMETRIQ for the treatment of progressive, metastatic MTC, we are subject to a post-marketing requirement to conduct a clinical study comparing a lower dose of cabozantinib to the approved dose of 140 mg daily cabozantinib in progressive, metastatic MTC. Failure to complete any post-marketing requirements in accordance with the timelines and conditions set forth by the FDA could significantly increase costs or delay, limit or eliminate the commercialization of cabozantinib. Further, these agencies may also impose various administrative, civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.
We may be unable to expand our development pipeline, which could limit our growth and revenue potential.
Our business is focused on the discovery, development and commercialization of new medicines for difficult-to-treat cancers. In this regard, we are pursuing internal drug discovery efforts with the goal of identifying new product candidates to advance into clinical trials. Internal discovery efforts to identify new product candidates require substantial technical, financial and human resources. These internal discovery efforts may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including where the research methodology used may not be successful in identifying potential product candidates, or where potential product candidates may, on further study, be shown to have inadequate efficacy, harmful side effects, suboptimal pharmaceutical profile or other characteristics suggesting that they are unlikely to be effective products.
Apart from our internal discovery efforts, our strategy to expand our development pipeline is also dependent on our ability to successfully identify and acquire or in-license relevant product candidates. However, the in-licensing and acquisition of product candidates is a competitive area, and many other companies are pursuing the same or similar product candidates to those that we may consider attractive. Established companies, in particular, may have a competitive advantage over us due to their size, financial resources and more extensive clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.  We may also be unable to in-license or acquire additional relevant product candidates on acceptable terms that would allow us to realize an appropriate return on our investment. If we are unable to develop suitable product candidates through internal discovery effort or if we are unable to successfully obtain rights to suitable product candidates, our business, financial condition and prospects for growth could suffer. Even if we succeed in our efforts to obtain rights to suitable product candidates, the competitive business environment may result in higher acquisition or licensing costs, and our investment in these potential products will remain subject to the inherent risks associated with the development and commercialization of new medicines. In certain circumstances, we may also be reliant on the licensor for the continued development of the in-licensed technology and their efforts to safeguard their underlying intellectual property.
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
Increasing use of social media could give rise to liability and result in harm to our business.
We and our employees are increasingly utilizing social media tools and our website as a means of communication. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the unauthorized use of social media by us or our employees to communicate about our products or business may cause us to be found in violation of applicable laws and regulations, which may give rise to liability and result in harm to our business. In addition, there is also risk of inappropriate disclosure of sensitive information which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image, and goodwill.
Risks Related to Our Capital Requirements and Financial Results
We may be unable to maintain or increase profitability.
Although we reported net income of $154.2 million for the year ended December 31, 2017, we may not be able to maintain or increase profitability on a quarterly or annual basis, and we are unable to accurately predict the extent of long-range future profits or losses. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; achievement of clinical, regulatory and commercial milestones and the amount of royalties, if any, from sales of CABOMETYX and COMETRIQ outside of the U.S. under our collaboration agreements with Ipsen and Takeda; our share of the net profits and losses for the commercialization of COTELLIC in the U.S. under our collaboration with Genentech; the amount of royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech; other license and contract revenues; and the level of our expenses, including development and commercialization activities for cabozantinib and any pipeline expansion efforts. We have limited commercialization experience and expect to continue to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. In addition, we will continue to expand our product pipeline through our drug discovery efforts and the evaluation of in-licensing and acquisition opportunities that align with our oncology drug expertise, which efforts could involve substantial costs. If we are unable to maintain or increase profitability, the market value of our common stock may decline.
If additional capital is not available to us when we need it, we may be forced to limit the expansion of our product development programs or commercialization efforts.
As of December 31, 2017, we had $457.2 million in cash and investments, which included $452.0 million available for operations. Our business operations grew substantially during 2017. To maintain business growth and maximize the clinical and commercial opportunities for cabozantinib, we plan to continue to execute on the U.S. commercialization plans for CABOMETYX, while reinvesting in our product pipeline through the continued development of cabozantinib, both alone and in combination with other therapies, research and development activities, as well as through in-licensing and acquisition efforts. Our ability to execute on these business objectives will depend on many factors including but not limited to:

•	the commercial success of both CABOMETYX and COMETRIQ and the revenues we generate from those approved products;

•	costs associated with maintaining our expanded sales, marketing, medical affairs and distribution capabilities for CABOMETYX and COMETRIQ;

•	the achievement of stated regulatory and commercial milestones under our collaboration agreements with Ipsen and Takeda;

•
the commercial success of COTELLIC and the revenues generated through our share of related profits and losses for the commercialization of COTELLIC in the U.S. and royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech;

•	our ability to timely prepare and submit an sNDA for cabozantinib as a treatment for patients with previously treated advanced HCC;

•	future clinical trial results;

•	our future investments in the expansion of our pipeline through drug discovery and corporate development activities;

•	our ability to control costs;

•	the cost of clinical drug supply for our clinical trials;

•	trends and developments in the pricing of oncologic therapeutics in the U.S. and abroad, especially in the EU;

•	scientific developments in the market for oncologic therapeutics and the timing of regulatory approvals for competing oncologic therapies; and

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights.
Our commitment of cash resources to CABOMETYX and the reinvestment in our product pipeline through the continued development of cabozantinib, increasing drug discovery activities as well as through in-licensing and acquisition efforts, could require us to obtain additional capital. We may seek such additional capital through some or all of the following methods: corporate collaborations, licensing arrangements, and public or private debt or equity financings. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. Disruptions in the U.S. and global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Economic conditions have been, and continue to be, volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business.  Accordingly, we do not know whether additional capital will be available when needed, or that, if available, we will obtain additional capital on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to limit the expansion of our product development programs or commercialization efforts, which could have a material adverse effect on our business and growth prospects.
Our financial results are impacted by management’s selection of accounting methods, certain assumptions and estimates and future changes in accounting standards.
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
In addition, future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future, and as a result we may be required to make changes in our accounting policies. Those changes could adversely affect our reported revenues and expenses, prospects for profitability or financial position. For example, in May 2014, the Financial Accounting Standards

Board, or FASB, issued an Accounting Standards Update entitled Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which will replace existing revenue recognition guidance in U.S. generally accepted accounting pronouncements when it becomes effective for us in the first quarter of fiscal year 2018. ASU 2014-09 will not have a material impact on the recognition of revenue from product sales; however, ASU 2014-09 will materially impact the timing of recognition of revenue for our collaboration agreements with Ipsen and Takeda. We will record a net adjustment of approximately $260 million to accumulated deficit (a concept known as “lost revenue”) for amounts associated with these collaboration agreements upon recording our transition adjustment in the first quarter of 2018, primarily due to the timing of recognition of revenue related to intellectual property licenses that we have transferred for development and commercialization of our products. Additionally, for all of our collaboration agreements, the timing of recognition of certain of our development and regulatory milestones could change as a result of the variable consideration guidance included in ASU 2014-09. For a more detailed description of the impact that ASU 2014-09 and other new accounting standards will have on our reported results, see “Note 1. Organization and Summary of Significant Accounting Policies - Recent Accounting Pronouncements” to our “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K. The application of existing or future financial accounting standards, particularly those relating to the way we account for revenues and costs, could have a significant impact on our reported results.
Risks Related to Our Relationships with Third Parties
We are dependent upon our collaborations with major companies, which subjects us to a number of risks.
We have established collaborations with leading pharmaceutical and biotechnology companies, including, Ipsen, Takeda, Genentech, Daiichi Sankyo, Merck (known as MSD outside of the U.S. and Canada), BMS and Sanofi for the development and ultimate commercialization of certain compounds generated from our research and development efforts. Our dependence on our relationships with collaborators for the development and commercialization of compounds subjects us to a number of risks, including:

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
If any of these risks materialize, we may not receive collaboration revenues or otherwise realize anticipated benefits from such collaborations, our product development efforts could be delayed and our business, operating results and financial condition could be adversely affected.
If third parties upon which we rely to perform clinical trials for cabozantinib do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize cabozantinib for the treatment of additional indications beyond advanced RCC and MTC.
We do not have the ability to conduct clinical trials for cabozantinib independently, including our post-marketing commitments in connection with the approval of COMETRIQ in progressive, metastatic MTC, so we rely on independent third parties for the performance of these trials, such as the U.S. federal government (including NCI-CTEP, a department of the National Institutes of Health, with whom we have our CRADA), third-party contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, or if the third parties must be replaced or if the quality or accuracy of the data they generate or provide is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or commercialize cabozantinib beyond its approved indications. In addition, due to the complexity of our research initiatives, we may be unable to engage with third-party contract research organizations that have the necessary experience and sophistication to further our drug discovery efforts, which would impede our ability to identify, develop and commercialize our product candidates.
We lack internal manufacturing capabilities necessary for us to produce cabozantinib for clinical development or for commercial sale and rely on third parties to do so, which subjects us to various risks.
We do not own or operate manufacturing or distribution facilities for clinical or commercial production and distribution of CABOMETYX and COMETRIQ. Instead, we have multiple contractual agreements in place with third-party contract manufacturing organizations that, on our behalf, manufacture clinical and commercial supplies of CABOMETYX and COMETRIQ. We expect that this will continue for the foreseeable future for both our current and future commercial products. To establish and manage this supply chain requires a significant financial commitment, the creation of numerous third-party contractual relationships and continued oversight of these third parties to ensure compliance with applicable regulatory requirements. Although we maintain significant resources to directly oversee the activities and relationships with the companies in our supply chain effectively, we do not have direct control over their operations. Our third-party contract manufacturers may not be able to produce material on a timely basis or manufacture material with the required quality standards, or in the quantity required to meet our development and commercial needs and applicable regulatory requirements. If our third-party contract manufacturers and suppliers do not continue to supply us with our products or product candidates in a timely fashion and in compliance with applicable quality and regulatory requirements, or otherwise fail or refuse to comply with their obligations to us under our supply and manufacturing arrangements, we may not have adequate remedies for any breach, and their failure to supply us could impair or preclude our ability to meet our commercial supply requirements, or our supply needs for clinical trials, including those being conducted in collaboration with our partners, which could delay our product development efforts and our business, operating results and financial condition could be adversely affected. Additionally, as part of our collaboration agreements with Ipsen and Takeda, we are responsible for the manufacturing and supply of cabozantinib products for global development and commercial purposes. Failure to meet our supply obligations under these collaboration agreements could impair our collaborators’ ability to successfully develop and commercialize cabozantinib and generate revenues to which we are entitled under the collaborations.
Our collaborations with outside scientific advisors and collaborators may be subject to restriction and change.
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
In the ordinary course of our business, we collect, maintain and transmit sensitive data on our networks and systems, including our intellectual property and proprietary or confidential business information (such as research data and personal information) and confidential information with respect to our customers, clinical trial patients and our business partners. We have also outsourced significant elements of our information technology infrastructure and, as a result, third parties may or could have access to our confidential information. The secure maintenance of this information is critical to our business and reputation, and while we have enhanced our cyber-security efforts commensurate with the growth and complexity of our business, our systems and those of third-party service providers may be vulnerable to a cyber-attack. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. In fact, although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of threats of this nature and expect them to continue. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack and motive (including corporate espionage). Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber-attacks continue to become more prevalent and much harder to detect and defend against. Our network and storage applications and those of our vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A data security breach could also lead to public exposure of personal information of our clinical trial patients, employees and others. Any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation and business, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could disrupt our business, result in increased costs or loss of revenue, and/or result in significant legal and financial exposure. Cyber-attacks could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. Our network security and data recovery measures and those of our vendors may not be adequate to protect against such security breaches and disruptions. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.
If we are unable to adequately protect our intellectual property, third parties may be able to use our technology, which could adversely affect our ability to compete in the market.
Our success will depend in part upon our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biopharmaceutical companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will continue to apply for patents covering our technologies and products as, where and when we deem lawful and appropriate. However, these applications may be challenged or may fail to result in issued patents. Our issued patents have been and may in the future be challenged by third parties as invalid or unenforceable under U.S. or foreign laws, or they may be infringed by third parties, and we are from time to time involved in the defense and enforcement of our patents or other intellectual property rights in a court of law, U.S. Patent and Trademark Office inter partes review or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the U.S. and elsewhere. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse outcome may allow third parties to use our intellectual property without a license and/or allow third parties to introduce generic and other competing products, any of which would negatively impact our business. Third parties may also attempt to invalidate or design around our patents, or assert that they are invalid or otherwise unenforceable, and seek to introduce generic versions of cabozantinib. Notwithstanding our patents, it is possible that a third party that receives FDA approval of an ANDA for a generic version of cabozantinib or an 505(b)(2) NDA with respect to cabozantinib could introduce a generic version of cabozantinib or other such 505(b)(2) product before our patents expire.
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
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to “work” the invention in that country or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Initiatives seeking compulsory licensing of life-saving drugs are also becoming increasingly prevalent in developing countries either through direct legislation or international initiatives. Governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products or product candidates, thereby reducing our product sales. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection, which makes it difficult to stop infringement. We rely on trade secret protection for some of our confidential and proprietary information. We have taken security measures to protect our proprietary information and trade secrets, but these measures may not provide adequate protection. While we seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants, we cannot assure you that our proprietary information will not be disclosed, or that we can meaningfully protect our trade secrets. In addition, our competitors may independently develop substantially equivalent proprietary information or may otherwise gain access to our trade secrets.
Litigation or third-party claims of intellectual property infringement could require us to spend substantial time and money and adversely affect our ability to develop and commercialize products.
Our commercial success depends in part upon our ability to avoid infringing patents and proprietary rights of third parties and not to breach any licenses that we have entered into with regard to our technologies and the technologies of third parties. Other parties have filed, and in the future are likely to file, patent applications covering products and technologies that we have developed or intend to develop. If patents covering technologies required by our operations are issued to others, we may have to obtain licenses from third parties, which may not be available on commercially reasonable terms, or at all, and may require us to pay substantial royalties, grant a cross-license to some of our patents to another patent holder or redesign the formulation of a product candidate so that we do not infringe third-party patents, which may be impossible to accomplish or could require substantial time and expense.
In addition, third parties may obtain patents that relate to our technologies and claim that use of such technologies infringes on their patents or otherwise employs their proprietary technology without authorization. Regardless of their merit, such claims could require us to incur substantial costs, including the diversion of management and technical personnel, in defending ourselves against any such claims or enforcing our own patents. In the event that a successful claim of infringement is brought against us, we may be required to pay damages and obtain one or more licenses from these third parties, subjecting us to substantial royalty payment obligations. We may not be able to obtain these licenses on commercially reasonable terms, or at all. Defense of any lawsuit or failure to obtain any of these licenses could adversely affect our ability to develop and commercialize products.
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
Risks Related to Employees and Location
We plan to move our headquarters and may face disruption and turnover of employees.
In the first half of 2018, we plan to move our corporate headquarters from South San Francisco, California to Alameda, California. As a result, we expect to incur additional expenses, including those related to tenant improvements, furniture and equipment for the new corporate headquarters, as well as moving and exit costs, and may encounter disruption of operations related to the move, all of which could have an adverse effect on our financial condition and results of operations. In addition, relocation of our corporate headquarters may make it more difficult to retain certain employees, and any resulting loss of talent and need to recruit and train new employees could be disruptive to our business.
If we are unable to manage our growth, our business, financial condition, results of operations and prospects may be adversely affected.
We have experienced and expect to continue to experience growth in the number of our employees and in the scope of our operations. This growth places significant demands on our management, operational and financial resources, and our current and planned personnel, systems, procedures and controls may not be adequate to support our growth. To effectively manage our growth, we must continue to improve existing, and implement new, operational and financial systems, procedures and controls and must expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies or control deficiencies. We expect that we may need to increase our management personnel to oversee our expanding operations, and recruiting and retaining qualified individuals is difficult. In addition, the physical expansion of our operations and change of location of our corporate headquarters may lead to significant costs and may divert our management and capital resources. If we are unable to manage our growth effectively, or are unsuccessful in recruiting qualified management personnel, our business, financial condition, results of operations and prospects may be adversely affected.
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
Our current headquarters in South San Francisco and the planned headquarters in Alameda are located in the San Francisco Bay Area, California and, therefore our facilities are vulnerable to damage from earthquakes. We have limited earthquake insurance, which may not cover all of the damage we may suffer in the event of an earthquake. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures, terrorism and similar events since any insurance we may maintain may not be adequate to cover our losses. If any disaster were to occur, our ability to operate our business at our facilities could be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities could cause significant delays in our programs and make it difficult for us to recover from a disaster. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

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
Risks Related to Environmental and Product Liability
We use hazardous chemicals and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.
Our research and development processes involve the controlled use of hazardous materials, including chemicals and biological materials. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. We may face liability for any injury or contamination that results from our use or the use by third parties of these materials, and such liability may exceed our insurance coverage and our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.
In addition, our collaborators may use hazardous materials in connection with our collaborative efforts. In the event of a lawsuit or investigation, we could be held responsible for any injury caused to persons or property by exposure to, or release of, any hazardous materials used by these parties. Further, we may be required to indemnify our collaborators against all damages and other liabilities arising out of our development activities or products produced in connection with these collaborations.
We face potential product liability exposure far in excess of our limited insurance coverage.
We may be held liable if any product we or our collaborators develop or commercialize causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, product liability claims could result in decreased demand for our products and product candidates, injury to our reputation, withdrawal of patients from our clinical trials, product recall, substantial monetary awards to third parties and the inability to commercialize any products that we may develop in the future. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling or testing our products. We have obtained limited product liability insurance coverage for our clinical trials and commercial activities for cabozantinib in the amount of $20.0 million per occurrence and $20.0 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, if insurance coverage becomes more expensive, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, juries have awarded large judgments in class action lawsuits for claims based on drugs that had unanticipated side effects. In addition, the pharmaceutical, biopharmaceutical and biotechnology industries, in general, have been subject to significant medical malpractice litigation. A successful product liability claim or series of claims brought against us could harm our reputation and business and would decrease our cash reserves.
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

•
changes in the amount of deductions from gross sales, including changes to the discount percentage of rebates and chargebacks mandated by the government programs in which we participate, including increases in the government discount percentage resulting from price increases we have taken or may take in the future, or due to different levels of utilization by entities entitled to government rebates and chargebacks and changes in patient demographics;

•	costs associated with maintaining our sales, marketing, medical affairs and distribution capabilities for CABOMETYX, COMETRIQ and COTELLIC;

•	our ability to timely prepare and submit an sNDA for cabozantinib as a treatment for patients with previously treated advanced HCC;

•	the achievement of stated regulatory and commercial milestones, under our collaboration agreements;

•	the progress and scope of other development and commercialization activities for cabozantinib and our other compounds;

•	future clinical trial results;

•	our future investments in the expansion of our pipeline through drug discovery and corporate development activities;

•	the inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;

•	recognition of upfront licensing or other fees or revenues;

•	payments of non-refundable upfront or licensing fees, or payment for cost-sharing expenses, to third parties;

•	the introduction of new technologies or products by our competitors;

•	the timing and willingness of collaborators to further develop or, if approved, commercialize our product candidates out-licensed to them;

•	the termination or non-renewal of existing collaborations or third-party vendor relationships;

•	regulatory actions with respect to our product candidates and any approved products or our competitors’ products;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	the timing and amount of expenses incurred for clinical development and manufacturing of cabozantinib;

•	adjustments to expenses accrued in prior periods based on management’s estimates after the actual level of activity relating to such expenses becomes more certain;

•	the impairment of acquired goodwill and other assets;

•	additions and departures of key personnel;

•	significant fluctuations in interest rates or foreign currency exchange rates;

•	general and industry-specific economic conditions that may affect our or our collaborators’ research and development expenditures; and

•	other factors described in this “Risk Factors” section.
Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. As a result, in some future quarters, our operating results may not meet the expectations of securities analysts and investors, which could result in a decline in the price of our common stock.
Our stock price has been and may in the future be highly volatile.
The trading price of our common stock has been highly volatile, and we believe the trading price of our common stock will remain highly volatile and may fluctuate substantially due to factors such as the following, many of which we cannot control:

•	adverse results or delays in our or our collaborators’ clinical trials;

•
the announcement of FDA approval or non-approval, or delays in the FDA review process with respect to cabozantinib, our collaborators’ product candidates being developed in combination with cabozantinib, or our competitors’ product candidates;

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

•	actions taken by regulatory agencies, both in the U.S. and abroad, with respect to cabozantinib or our clinical trials for cabozantinib;

•
unanticipated regulatory actions taken by the FDA as a result of changing FDA standards and practices concerning the review of product candidates at earlier stages of clinical development or with lesser developed data sets and the speed with which the FDA is conducting regulatory reviews;

•	the announcement of new products by our competitors;

•	the announcement of regulatory applications seeking a path to U.S. approval of generic versions of our marketed products;

•	quarterly variations in our or our competitors’ results of operations;

•	developments in our relationships with our collaborators, including the termination or modification of our agreements;

•	the announcement of an in-licensed product candidate or strategic acquisition;

•	conflicts or litigation with our collaborators;

•	litigation, including intellectual property infringement and product liability lawsuits, involving us;

•	failure to achieve operating results projected by securities analysts;

•	changes in earnings estimates or recommendations by securities analysts;

•	the entry into new financing arrangements;

•	developments in the biotechnology, biopharmaceutical or pharmaceutical industry;

•	sales of large blocks of our common stock or sales of our common stock by our executive officers, directors and significant stockholders;

•	departures of key personnel or board members;

•
the extent to which coverage and reimbursement is available for both CABOMETYX and COMETRIQ from government and health administration authorities, private health insurers, managed care programs and other third-party payers;

•	disposition of any of our technologies or compounds; and

•	general market, economic and political conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
These factors, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock. In addition, the stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. Likewise, as a result of the United Kingdom’s pending withdrawal from the EU and/or significant changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade and health care spending and delivery, including the repeal of the individual mandate and the potential repeal and/or replacement of other portions or all of the PPACA, or greater restrictions on free trade stemming from Trump Administration policies, the financial markets could experience significant volatility that could also negatively impact the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations have adversely affected and may in the future adversely affect the trading price of our common stock. Excessive volatility may continue for an extended period of time following the date of this report.

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
A substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options, upon vesting of restricted stock unit awards and upon a purchase under our employee stock purchase plan. The issuance and sale of substantial amounts of our common stock or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-related securities in the future at a time and price that we deem appropriate.
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
The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017 that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The Tax Cuts and Jobs Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction of future net operating losses to 80% of current year taxable income and elimination of net operating loss carry-backs, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new capital investments instead of deductions for depreciation expense over time, and modifying, reducing or repealing many business deductions and credits (including reducing the business tax credit for certain clinical trial expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Cuts and Jobs Act is uncertain and our business and financial condition could be adversely affected. The Tax Cuts and Jobs Act could be amended or subject to technical correction, which could change the financial impacts that were recorded at December 31, 2017, or are expected to be recorded in future periods. Additionally, further guidance may be forthcoming from the FASB and SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Our effective tax rate, however, may be different than experienced in the past due to numerous factors, including the passage of the Tax Cuts and Jobs Act, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, our utilization of federal and state net operating losses, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
Our ability to use net operating losses to offset future taxable income may be subject to limitations.
As of December 31, 2017, we had federal and state net operating loss carry-forwards of approximately $1,529 million. The federal and state net operating loss carry-forwards will begin to expire, if not utilized, beginning in 2024 for federal income tax purposes and 2028 for California state income tax purposes. These net operating loss carry-forwards could expire unused and be unavailable to offset future income tax liabilities. While the Tax Cuts and Jobs Act allows for federal net operating losses incurred in 2018 and in future years to be carried forward indefinitely, the deductibility of such federal net operating losses incurred in 2018 and in future years will be limited.  In addition, under the Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss carry-forwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carry-forwards before utilization. Based on our review and analysis, we concluded, as of December 31, 2017, that an ownership change, as defined under Section 382, had not occurred. However, if there is an ownership change under Section 382 of the Code in the future, we may not be able to utilize a material portion of our net operating losses. Furthermore, our ability to utilize our net operating losses other than the net operating losses expected to be utilized to offset income in 2017, is conditioned upon our maintaining profitability and generating U.S. federal taxable income. We do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our remaining net operating losses. A full valuation allowance has been provided for the entire amount of our remaining net operating losses.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease a total of 246,624 square feet of office and research facilities in the San Francisco Bay Area. The leased premises comprise five buildings and are covered by two lease agreements, as follows:

•	The first lease covers two buildings in South San Francisco, California with a total area of 116,063 square feet and expires in July 2018.

•
The second lease covers three buildings in Alameda, California with a total area of 130,561 square feet and expires in January 2028. We have two five-year options to extend the lease and a one-time option to terminate the lease without cause on the last day of the 8th year of the initial term.

We entered into the Alameda lease in order to replace the facilities in South San Francisco prior to the expiration of the lease for those facilities. We believe that our leased facilities have sufficient space to accommodate our current needs.
Item 3. Legal Proceedings
We are not a party to any material legal proceedings. We may from time to time become a party or subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Some of these proceedings have involved, and may involve in the future, claims that are subject to substantial uncertainties and unascertainable damages.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has traded on the Nasdaq Global Select Market under the symbol “EXEL” since April 11, 2000. The following table sets forth, for the periods indicated, the high and low intraday sales prices for our common stock as reported by the Nasdaq Global Select Market:

	Common Stock Price
	High	Low
Year ended December 29, 2017:
Quarter ended March 31, 2017	$23.49	$14.22
Quarter ended June 30, 2017	$25.22	$18.03
Quarter ended September 29, 2017	$29.50	$23.18
Quarter ended December 29, 2017	$32.50	$23.85
Year ended December 30, 2016:
Quarter ended April 1, 2016	$5.85	$3.55
Quarter ended July 1, 2016	$8.19	$4.11
Quarter ended September 30, 2016	$15.58	$7.93
Quarter ended December 30, 2016	$18.29	$10.04
Holders
On February 12, 2018, there were 420 holders of record of our common stock. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
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
The following graph compares, for the five year period ended December 31, 2017, the cumulative total stockholder return for our common stock, the Nasdaq Stock Market (U.S. companies) Index, or the Nasdaq Market Index, and the Nasdaq Biotechnology Index. The graph assumes that $100 was invested on December 31, 2012 in each of our common stock, the Nasdaq Market Index and the Nasdaq Biotechnology Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	December 31,
	2012	2013	2014	2015	2016	2017
Exelixis, Inc.	100	131	37	125	331	674
Nasdaq Market Index	100	140	160	169	182	233
Nasdaq Biotechnology Index	100	168	228	251	197	238

Item 6. Selected Financial Data
The following Selected Financial Data has been derived from our audited Consolidated Financial Statements and should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” contained in this Annual Report on Form 10-K. The consolidated financial information as of December 31, 2017 and 2016 and for the years ended, December 31, 2017, 2016, and 2015 are derived from audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The consolidated financial information as of December 31, 2015, 2014 and 2013, and for each of the years ended December 31, 2014 and 2013, are derived from audited Consolidated Financial Statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$452,477	$191,454	$37,172	$25,111	$31,338
Operating expenses:
Cost of goods sold	15,066	6,552	3,895	2,043	1,118
Research and development	112,171	95,967	96,351	189,101	178,763
Selling, general and administrative	159,362	116,145	57,305	50,829	50,958
Restructuring (recovery) charge	(32)	914	1,042	7,596	1,231
Total operating expenses	286,567	219,578	158,593	249,569	232,070
Income (loss) from operations	165,910	(28,124)	(121,421)	(224,458)	(200,732)
Other income (expenses), net	(7,333)	(42,098)	(40,268)	(37,021)	(37,556)
Income (loss) before income taxes	158,577	(70,222)	(161,689)	(261,479)	(238,288)
Income tax provision (benefit)	4,350	—	55	(182)	(96)
Net income (loss)	$154,227	$(70,222)	$(161,744)	$(261,297)	$(238,192)
Net income (loss) per share, basic	$0.52	$(0.28)	$(0.77)	$(1.34)	$(1.29)
Net income (loss) per share, diluted	$0.49	$(0.28)	$(0.77)	$(1.34)	$(1.29)
Shares used in computing net income (loss) per share, basic	293,588	250,531	209,227	194,299	184,062
Shares used in computing net income (loss) per share, diluted	312,003	250,531	209,227	194,299	184,062

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash and investments	$457,176	$479,554	$253,310	$242,760	$415,862
Working capital (deficit)	$369,704	$200,215	$126,414	$(3,188)	$178,756
Total assets	$655,294	$595,739	$332,223	$323,256	$497,940
Long-term obligations	$255,163	$237,635	$420,897	$312,163	$395,599
Accumulated deficit	$(1,829,172)	$(1,983,147)	$(1,912,925)	$(1,751,181)	$(1,489,884)
Total stockholders’ equity (deficit)	$284,961	$89,318	$(140,806)	$(159,324)	$14,498

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
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2015 ended on January 1, 2016; fiscal year 2016 ended on December 30, 2016; fiscal year 2017 ended on December 29, 2017; and fiscal year 2018 will end on December 28, 2018. For convenience, references in this report as of and for the fiscal years ended January 1, 2016, December 30, 2016 and December 29, 2017 are indicated as being as of and for the years ended December 31, 2015, 2016 and 2017, respectively. All annual periods presented are 52-week fiscal years and all interim periods presented are 13-week fiscal quarters.
Overview
We are a biotechnology company committed to the discovery, development and commercialization of new medicines to improve care and outcomes for people with cancer. Since our founding in 1994, three products discovered at Exelixis have progressed through clinical development, received regulatory approval, and entered the marketplace. Two are derived from cabozantinib, an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors and RET: CABOMETYX approved for advanced RCC and COMETRIQ approved for progressive, metastatic MTC. The third product, COTELLIC, is a formulation of cobimetinib and is an inhibitor of MEK, marketed under a collaboration with Genentech, and is approved as part of a combination regimen to treat advanced melanoma. Both cabozantinib and cobimetinib have shown potential in a variety of forms of cancer and are the subject of broad clinical development programs for multiple potential oncology indications.
We have and continue to be highly focused on the execution of the commercial launch of CABOMETYX for previously treated patients with advanced RCC, originally approved by the FDA in April 2016. On December 19, 2017, approximately two months ahead of the assigned PDUFA action date, the FDA approved CABOMETYX for an expanded indication to include previously untreated patients with advanced RCC. Utilizing our existing commercial and medical affairs organizations and established distribution network, we were prepared to bring CABOMETYX to all eligible patients in the U.S. who may benefit from this treatment option immediately upon approval of the expanded indication.
While our commercialization efforts for CABOMETYX and COMETRIQ are focused in the U.S. we have licensed development and commercialization rights to cabozantinib outside of the U.S. to Ipsen and Takeda. Ipsen has been granted rights to cabozantinib outside of the U.S. and Japan, and Takeda has been granted rights to cabozantinib in Japan. Ipsen and Takeda also contribute financially and operationally to the further global development and commercialization of cabozantinib in other potential indications, and we are working closely with them on these activities.
Beyond our currently approved indications for advanced RCC and for MTC, we are pursuing other indications that have the potential to expand the number of cancer patients that could benefit from cabozantinib. Most advanced in the cabozantinib development program is our evaluation of CABOMETYX as a treatment for patients with advanced HCC who have previously been treated with sorafenib. On October 16, 2017, we announced that, at the time of the second planned interim analysis, the study’s IDMC had recommended that CELESTIAL, our company-sponsored, global phase 3 trial comparing cabozantinib to placebo in patients with advanced HCC who had previously progressed on or were intolerant to sorafenib and up to one additional therapy, be stopped because it had met its primary endpoint, with cabozantinib providing a statistically significant and clinically meaningful improvement in OS compared to placebo. Safety data from the study were consistent with the established profile of cabozantinib. Based on the results of CELESTIAL, we plan to submit a sNDA to the FDA in the first quarter of 2018, for CABOMETYX as a treatment for patients with previously treated advanced

HCC. Our partner, Ipsen, has informed us that it intends to submit a regulatory dossier for CABOMETYX as a treatment for patients with previously treated advanced HCC to the EMA in the first half of 2018.
We believe that the available clinical data demonstrate that cabozantinib has the potential to be a broadly active anti-cancer agent that can make a meaningful difference in the lives of patients. Accordingly, we are currently evaluating cabozantinib, both as a single agent and in combination with immune checkpoint inhibitors, in a broad development program comprising over 70 ongoing or planned clinical trials across multiple indications. We, along with our clinical and commercial collaboration partners, sponsor some of the trials, while the remaining trials are conducted through our CRADA with NCI-CTEP or our IST program. We are particularly interested in examining cabozantinib’s potential in combination with immunotherapies to determine if such combinations further improve outcomes for patients. Building on clinical observations that cabozantinib creates a more immune-permissive tumor environment potentially resulting in the cooperative activity of cabozantinib in combination with these products, we are evaluating cabozantinib in combination with a variety of immune checkpoint inhibitors in multiple clinical trials. The most advanced of these combination studies includes a phase 3 pivotal trial evaluating cabozantinib in combination with nivolumab in previously untreated, advanced or metastatic advanced RCC and a phase 1/2 trial evaluating cabozantinib in combination with nivolumab and in combination with both nivolumab and ipilimumab in patients with both previously treated and previously untreated advanced HCC, each in collaboration with BMS. As a further part of our clinical collaboration with BMS, we also plan to evaluate cabozantinib and nivolumab with or without ipilimumab in various other tumor types, including in bladder cancer. Diversifying our exploration of immunotherapy combinations, we have also initiated a phase 1b dose escalation study that is evaluating the safety and tolerability of cabozantinib in combination with Roche’s atezolizumab in patients with locally advanced or metastatic solid tumors.
Significant progress also continues to be made under our December 2006 worldwide collaboration agreement with Genentech with respect to the phase 3 clinical development program for our second approved cancer agent, cobimetinib. Genentech is now conducting three phase 3 pivotal trials exploring the combination of cobimetinib with atezolizumab or atezolizumab alone in CRC (IMblaze370) and BRAF wild type melanoma population (IMspire170), and the combination of cobimetinib with atezolizumab and vemurafenib in BRAF V600 mutant melanoma (IMspire150). Enrollment for IMblaze370 was completed in the first quarter of 2017, and Genentech has announced that top line results for the trial are expected during the first half of 2018. Additionally, the first patient for IMspire170 was enrolled in December 2017. Should these trials prove positive and Genentech obtain regulatory approvals based on such positive results, we believe that cobimetinib could provide us with another meaningful source of revenue.
As we continue to work to maximize the clinical, therapeutic and commercial potential of cabozantinib and cobimetinib, we remain committed to discovering and developing new cancer therapies for patients. In this regard, we have resumed internal drug discovery efforts with the goal of identifying new product candidates to advance into clinical trials. Notably, these efforts are led by some of the same experienced scientists responsible for the discovery of cabozantinib and cobimetinib, which have been approved for commercialization by regulatory authorities, as well as other promising Exelixis compounds, many of which are in earlier stages of clinical and regulatory development, pursuant to our collaborations with Daiichi Sankyo, Merck, BMS and Sanofi.
Additional information regarding our business is included in Part I, Item 1, “Business,” included in this Annual Report on Form 10-K.
During 2017, we executed on our commercial, development and financial objectives, generating significant revenue from operations and positioning the business to be able to maximize the clinical and commercial potential of CABOMETYX, COMETRIQ and COTELLIC and to expand the product pipeline. Below is a summary of our significant business developments and financial highlights for 2017:
Business Development Updates

•
In January 2017, we entered into a collaboration and license agreement with Takeda for the commercialization and further clinical development of cabozantinib in Japan. Pursuant to the terms of the collaboration agreement, Takeda received exclusive commercialization rights for current and potential future cabozantinib indications in Japan.

•
In February 2017, we entered into a clinical trial collaboration agreement with BMS for the purpose of examining cabozantinib’s potential in combination with immunotherapies. Pursuant to this collaboration, in July 2017, we initiated CheckMate 9ER, a phase 3 pivotal trial evaluating the combination of cabozantinib with nivolumab in previously untreated, advanced or metastatic RCC. We also initiated CheckMate 040 in July 2017, evaluating the same combination and also cabozantinib with both nivolumab and ipilimumab in a phase 1/2 trial in both previously treated and previously untreated advanced HCC. Ipsen has opted in to participate in CheckMate 9ER and will have access to the results to support potential future regulatory submissions. Ipsen may also participate in future studies at its choosing.

•
In February 2017, we entered into a clinical trial collaboration with Roche pursuant to which are evaluating cabozantinib and atezolizumab in locally advanced or metastatic solid tumors and in June 2017, we initiated a phase 1b trial evaluating this combination in patients with advanced genitorurinary malignancies, including RCC and UC. The trial is divided in two parts: a dose-escalation phase and an expansion cohort phase. The primary objective is to determine the optimal dose and schedule of daily oral administration of cabozantinib when given in combination with atezolizumab to inform the trial’s subsequent expansion stage. We subsequently amended the protocol in January 2018 to add four new expansion cohorts to the trial, which will now also include patients with NSCLC and CRPC in addition to previously included patients with RCC and UC.

•
In May 2017, we entered into a lease agreement for an aggregate of 110,783 square feet of space in office and research facilities in Alameda, California, which will become our corporate headquarters in 2018. The lease agreement was amended in October 2017 to include an additional 19,778 square feet.

•
In July 2017, we entered into an amendment to our collaboration agreement with Genentech in connection with the final resolution of claims asserted in an arbitration proceeding by us against Genentech related to the development, pricing and commercialization of COTELLIC. The amendment provides for a favorably revised revenue and cost-sharing arrangement, that became effective as of July 1, 2017, and that is applicable to current and all potential future commercial uses of COTELLIC.

•
In September 2017, Ipsen received validation from the EMA for the application for variation to the CABOMETYX marketing authorization for the addition of a new indication in previously untreated, advanced or metastatic RCC in adults.

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

•	In October 2017, we announced that BMS filed a Clinical Trial Authorization in Europe for a first-in-human study of a RORγ inverse agonist.

•
In October 2017, we announced that CELESTIAL met its primary endpoint of OS, with cabozantinib providing a statistically significant and clinically meaningful improvement in OS compared to placebo in patients with previously treated advanced HCC. Median OS was 10.2 months with cabozantinib versus 8.0 months with placebo (HR 0.76; 95% CI 0.63-0.92; p=0.0049). Based on these results, we plan to submit an sNDA to the FDA in the first quarter of 2018 for CABOMETYX as a treatment for patients with previously treated advanced HCC. Ipsen has informed us that it intends to submit a regulatory dossier for CABOMETYX as a treatment for patients with previously treated advanced HCC to the EMA in the first half of 2018.

•
In December 2017, following a priority review and approximately two months ahead of the assigned PDUFA target action date, the FDA approved CABOMETYX for the expanded indication of patients with previously untreated advanced RCC, the most common form of kidney cancer in adults. The FDA’s priority review and early approval of CABOMETYX was based on results from the randomized phase 2 CABOSUN trial in patients with previously untreated RCC, which demonstrated a statistically significant and clinically meaningful improvement in PFS versus sunitinib, a current standard of care.

•
In February 2018, we announced updated results from the NCI-CTEP-sponsored phase 1 trial of cabozantinib in combination with nivolumab, with or without ipilimumab, in patients with refractory genitourinary tumors. The updated results demonstrated an acceptable tolerability profile and high rates of durable responses in the previously treated metastatic UC and metastatic RCC cohorts.

•
In February 2018, updated data from a phase 2 IST of cabozantinib in patients with previously untreated radioiodine-refractory differentiated thyroid carcinoma, or DTC, was presented at the 2018 Multidisciplinary Head and Neck Cancers Symposium. Based on the encouraging efficacy results and manageable safety profile in this phase 2 trial and other prior phase 2 trials in previously treated DTC, we plan to initiate a phase 3 pivotal trial evaluating cabozantinib as a treatment for patients with advanced DTC in 2018.

2017 Financial Highlights

•
Our net product revenues increased by $213.6 million, or 158%, to $349.0 million in 2017 compared to 2016, which primarily reflects the growth in product sales of CABOMETYX since the product’s launch in late April 2016 and an increase in market share.

•
Our collaboration revenues increased by $47.4 million, or 85%, to $103.5 million in 2017 compared to 2016, primarily due to increases in milestone, license, development, royalty and product supply revenues recognized under our collaboration agreements.

•
Between March 2017 and June 2017, we repaid our $80.0 million term loan with Silicon Valley Bank and retired the Deerfield Notes in consideration for a payment of $123.8 million. For additional information on the repayment of our term loan with Silicon Valley Bank and the retirement of the Deerfield Notes, see “Note 6. Debt” to our “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.

•
Cash and investments decreased to $457.2 million at December 31, 2017 as compared to $479.6 million at December 31, 2016 primarily due to the payoff of in debt, described above, offset by the increase in product and collaboration revenue.

2018 Outlook
In 2018, our key objective remains to maximize the clinical and commercial opportunities for cabozantinib and cobimetinib as oncology franchises. On the commercial front, we are executing on the U.S. launch of CABOMETYX for the expanded indication of previously untreated advanced RCC and working to ensure launch readiness should CABOMETYX be approved by the FDA for previously treated advanced HCC, while also supporting our collaboration partners on the execution of their commercial plans. From the research and development perspective, we intend to continue to invest in our cabozantinib development program, while driving toward the expansion of our product pipeline through drug discovery activities and the evaluation and execution of potential additional in-licensing and acquisition opportunities that align with our oncology drug development expertise.
We anticipate that we will continue to face a number of challenges and risks to our business that may impact our ability to execute on our 2018 business objectives. In particular, we anticipate that for the foreseeable future our ability to generate meaningful unrestricted cash to fund our commercial operations and our development and discovery programs is dependent upon the successful commercialization of CABOMETYX for the treatment of advanced RCC in territories where it has been or may soon be approved and in potential other indications for which we are in late-stage development or intend to seek regulatory review. The commercial opportunity for CABOMETYX as a treatment for advanced RCC remains subject to a variety of factors, most importantly, CABOMETYX’s perceived benefit/risk profile as compared to the benefit/risk profiles of other treatments available or currently in development for the treatment of advanced RCC. Our ability to generate meaningful product revenues from CABOMETYX is also affected by a number of other factors, including, the highly competitive markets for which we intend to pursue regulatory approval of cabozantinib and the prospect for new competitive therapies and generic competition, and the extent to which coverage and reimbursement for CABOMETYX is available from government and other third-party payers. Obtaining and maintaining appropriate coverage and reimbursement for CABOMETYX is increasingly challenging due to, among other things, the attention being paid to healthcare cost containment and other potential austerity measures being discussed in the U.S. and worldwide, as well as increasing policy interest in the U.S. with respect to pharmaceutical drug pricing practices. Our ability to fulfill the commercial potential of cabozantinib also depends on our ability to expand the compound’s use by generating data in clinical development that will support regulatory approval of cabozantinib in additional indications. Achievement of our 2018 business objectives will also depend on our ability to adapt our development and commercialization strategy to navigate the increasing prevalence of immunotherapy competition, as well as the use of combination therapy to treat cancer. Furthermore, our research and development objectives may be curtailed as a result of operational challenges related to organizational growth as we expand drug discovery activities, and we may be unable to successfully identify appropriate candidates for in-licensing or acquisition.
Some of these challenges and risks are specific to our business, and others are common to companies in the pharmaceutical industry with development and commercial operations. For a complete discussion of challenges and risks we face, see in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Product revenues:
Gross product revenues	$402,569	$151,499	$36,650
Discounts and allowances	(53,561)	(16,124)	(2,492)
Net product revenues	349,008	135,375	34,158
Collaboration revenues:
Contract revenues (1)	57,500	40,000	3,000
License revenues (2)	28,908	13,284	—
Development cost reimbursements	8,737	—	—
Royalty and product supply revenues, net	8,324	2,795	14
Total collaboration revenues	103,469	56,079	3,014
Total revenues	$452,477	$191,454	$37,172
Dollar change	$261,023	$154,282
Percentage change	136%	415%
____________________

(1)	Includes milestone payments.

(2)	Includes amortization of upfront payments.
Net product revenues by product were as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
CABOMETYX	$324,000	$93,481	$—
COMETRIQ	25,008	41,894	34,158
Net product revenues	$349,008	$135,375	$34,158
Dollar change	$213,633	$101,217
Percentage change	158%	296%
For the year ended December 31, 2017, net product revenues increased 158%, as compared to 2016. Net product revenues for CABOMETYX increased 247% during 2017, primarily due to a 228% increase in the number of units of CABOMETYX sold, and to a lesser extent, an increase in the average selling price of the product. The increase in CABOMETYX sales volume reflects the growth in product sales of CABOMETYX since the product’s launch in late April 2016 and an increase in market share. Net product revenues for COMETRIQ decreased 40% during 2017, primarily due to a 53% decrease in the number of units of COMETRIQ sold, partially offset by an increase in the average selling price of the product. The decrease in COMETRIQ sales volume was primarily driven by the adoption of CABOMETYX by our U.S. customers and the change in how our product was distributed outside the U.S., which resulted in a shift from earning product revenues during most of 2016 under our former distribution agreement with Swedish Orphan Biovitrum to earning royalty and other collaboration revenues during 2017 under our current collaboration agreement with Ipsen.
We have completed our analysis of the adoption of ASU 2014-09, which we will adopt using the modified retrospective method in the first quarter of fiscal year 2018, and we have determined the adoption will not have a material impact on our recognition of net product revenues. For information on our adoption of ASU 2014-09, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.
For the year ended December 31, 2016, net product revenues increased 296%, as compared to 2015. The increase in CABOMETYX sales volume was primarily due to the impact of the commercial launch of the product in late April 2016. Net product revenues for CABOMETYX during 2016 were also favorably impacted by the build of channel inventory by the specialty pharmacies and distributors to whom we sell CABOMETYX in connection with its initial launch. Net product revenues for COMETRIQ increased 23% during 2016, primarily due to a 15% increase in the number of COMETRIQ units sold as a result of an increase in demand for COMETRIQ, and to a lesser extent, an increase in the average selling price of the product.
We recognize product revenues net of discounts and allowances. Reserves for chargebacks and discounts for prompt payment are recorded as a reduction of trade receivables and the remaining reserve balances are classified as Rebates and fees due to customers on the accompanying Consolidated Balance Sheets. Total reserve balances were $9.5 million, $5.6 million and $1.3 million as of December 31, 2017, 2016 and 2015, respectively. See “Note 1. Organization and Summary of Significant Accounting Policies” to our “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K for a description and a summary of activities for each significant category of discount and allowance. The increase in the reserve balances from December 31, 2016 to December 31, 2017 was the result of an increase in product sales volume, and to a lesser extent, additional reserves for goods in the channel expected to have higher discounts during early 2018, as well as a higher volume in government programs. Those increases were partially offset by payments, the issuance of customer credits and the prior period adjustments for chargebacks and certain rebates. We expect our discounts and allowances as a percentage of gross product revenues to increase during 2018 as our business evolves and the number of patients participating in government programs increases, the discounts or rebates to government payers increase, and our engagement in commercial contracting which will result in additional discounts or rebates. The increase in the reserve balances from December 31, 2015 to December 31, 2016 resulted from the increase in discounts and allowances on increased product sales through an expanded distribution network, which included five specialty pharmacies and three specialty distributors during 2016, which we implemented following the launch of CABOMETYX and the continued distribution of COMETRIQ through one specialty pharmacy and one specialty distributor.
Contract revenues for the year ended December 31, 2017 reflect recognition of two milestones totaling $45.0 million resulting from Ipsen’s receipt of the validation from the EMA for the application for variation to the CABOMETYX marketing authorization for the addition of a new indication in previously untreated, advanced or metastatic RCC in adults. Payment of the first milestone of $20.0 million was received in the fourth quarter of 2017 and payment of the second milestone of $25.0 million was received in January 2018. Contract revenues also reflect recognition of two milestones totaling $12.5 million earned from BMS related to the ROR collaboration agreement with BMS.
Contract revenues for the year ended December 31, 2016 reflect recognition of two milestones totaling $20.0 million earned for the first commercial sales of CABOMETYX by Ipsen in Germany and the United Kingdom, a $15.0 million milestone earned from Daiichi Sankyo related to its worldwide license of our compounds that modulate MR, including CS-3150/esaxerenone (a specific rotational isomer of XL550) and a $5.0 million milestone earned from Merck related to its worldwide license of our PI3K-d program.
License revenues consist of the recognition of a portion of the upfront payments and the non-substantive milestone received in connection with our February 2016 collaboration agreement with Ipsen and the upfront payment received in connection with our January 2017 collaboration agreement with Takeda. The aggregate upfront payments and non-substantive milestone for the Ipsen collaboration agreement has been recognized ratably over the term of the collaboration agreement, through early 2030, which is the current estimated patent expiration of cabozantinib in the EU. The upfront payment for the Takeda collaboration agreement has been recognized ratably over the development period of approximately four years. For the year ended December 31, 2017, we recognized $18.5 million and $10.4 million of such revenue in connection with the Ipsen collaboration agreement and the Takeda collaboration agreement, respectively. For the year ended December 31, 2016, we recognized $13.3 million of such revenue in connection with the Ipsen collaboration agreement. No such revenue was recognized in connection with the Takeda collaboration agreement during 2016 or in connection with either agreement during 2015. The increase in such revenues is due to the timing of the execution of those agreements.
ASU 2014-09 will materially impact the timing of recognition of revenue for our collaboration arrangements with Ipsen and Takeda. For information on our adoption of ASU 2014-09, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.
Development cost reimbursements for the year ended December 31, 2017 consisted of reimbursements pursuant to our collaboration and license agreements, including $4.4 million under the Ipsen collaboration agreement and $4.3 million under the Takeda collaboration agreement. There were no such development cost reimbursements during 2016 or 2015.
Royalty and product supply revenues, net, primarily consisted of royalties on ex-U.S. net sales of COTELLIC under our collaboration agreement with Genentech and royalties on sales of cabozantinib under our collaboration agreement with Ipsen. Under the terms of our supply agreement with Ipsen, we supply product at our cost, as defined in the agreement, and therefore product supply revenues did not have a significant impact on collaboration revenues.
Total revenues by significant customer were as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Diplomat Specialty Pharmacy	$83,059	$63,826	$30,856
Caremark L.L.C.	73,921	17,746	—
Ipsen	69,792	33,252	—
Accredo Health, Incorporated	50,716	16,631	—
Affiliates of McKesson Corporation	48,662	13,143	—
Others, individually less than 10% of total revenues for all periods presented	126,327	46,856	6,316
Total revenues	$452,477	$191,454	$37,172
Cost of Goods Sold
Cost of goods sold and our gross margins were as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of goods sold	$15,066	$6,552	$3,895
Gross margin	96%	95%	89%
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty payable to GlaxoSmithKline, or GSK, on net sales of any product incorporating cabozantinib, indirect labor costs, the cost of manufacturing, write-downs related to expiring and excess inventory, and other third-party logistics and distribution costs for our product. A portion of the manufacturing costs for inventory was incurred prior to regulatory approval of CABOMETYX and COMETRIQ and therefore was expensed as research and development costs when those costs were incurred, rather than capitalized as inventory. The sale of products containing previously expensed materials resulted in a 3%, 7% and 6% reduction in the Cost of goods sold during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, we had $0.4 million and $1.2 million, respectively, of materials that were previously expensed and will not be charged to Costs of goods sold in future periods. Write-downs related to excess and expiring inventory were $1.1 million, $0.5 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The increase in Cost of goods sold primarily reflects the growth in product sales of CABOMETYX since the product’s launch in late April 2016 and an increase in market share.
The increase in gross margin during 2017 and 2016 was related to the change in product mix as CABOMETYX sales volumes have increased while COMETRIQ volumes have decreased. CABOMETYX tablets have a lower manufacturing cost than COMETRIQ capsules as the capsules have additional packaging requirements and are produced in smaller quantities due to lower market demand. In addition, during the year ended December 31, 2015, write-downs related to excess and expiring inventory had a more significant impact on gross margin than in subsequent periods. We do not expect our gross margin to change significantly during 2018.

Research and Development Expenses
Total research and development expenses were as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development expenses	$112,171	$95,967	$96,351
Dollar change	$16,204	$(384)
Percentage change	17%	less than 1%
Research and development expenses consist primarily of clinical trial expenses, personnel expenses, consulting and outside services, stock-based compensation, the allocation of general corporate costs, and temporary personnel expenses.
The increase in research and development expenses for the year ended December 31, 2017, as compared to 2016, was primarily related to an increase in personnel expenses, clinical trial costs, and consulting and outside services. The increase in personnel expenses of $8.5 million for the year ended December 31, 2017, as compared to 2016, was primarily a result of increases in headcount associated with our development efforts, our internal discovery program, and our medical affairs organization. The increase in clinical trial costs was $4.4 million for the year ended December 31, 2017, as compared to 2016. Clinical trial costs includes services performed by third-party contract research organizations and other vendors who support our clinical trials. The increase in clinical trial costs was primarily due to start-up costs associated with CheckMate 9ER and start-up costs associated with our phase 1b trial of cabozantinib and atezolizumab in locally advanced or metastatic solid tumors, partially offset by decreases in costs related to METEOR, our completed phase 3 pivotal trial comparing CABOMETYX to everolimus in patients with previously treated advanced RCC. The increase in consulting and outside services was $2.5 million for the year ended December 31, 2017, as compared to 2016, and was primarily in support of our discovery and medical affairs organizations.
The nominal decrease in research and development expenses for the year ended December 31, 2016, as compared to 2015, was primarily related to clinical trial costs, which includes services performed by third-party contract research organizations and other vendors who support our clinical trials. The decrease in clinical trial costs was $8.9 million for the year ended December 31, 2016, as compared to 2015. The decrease in clinical trial costs was primarily due to decreases in costs related to METEOR, partially offset by increases in costs related to CELESTIAL, our phase 3 pivotal trial in previously treated advanced HCC. The decrease in research and development expenses for the year ended December 31, 2016, as compared to 2015, was also related to a decrease in the allocation of general corporate costs and stock-based compensation. The allocation of general corporate costs decreased $4.2 million for the year ended December 31, 2016 as compared to 2015, primarily due to headcount growth in the selling, general and administrative functions. Stock-based compensation decreased $2.3 million for the year ended December 31, 2016 as compared to 2015, primarily due to the 2015 recognition of stock-based compensation expenses for performance-based stock-options tied to the positive top-line data received from the METEOR trial and the anticipated acceptance of our NDA filing with the FDA, partially offset by a bonus to our employees in the form of fully-vested restricted stock units, or RSUs, during 2016. These decreases were almost entirely offset by increases in personnel expenses and consulting and outside services. Personnel and related expenses increased $12.8 million for the year ended December 31, 2016 as compared to 2015 primarily due to the hiring of medical science liaisons as a result of the launch of CABOMETYX and an increase in the accrual for corporate bonuses. Consulting and outside services increased $2.1 million for the year ended December 31, 2016 as compared to 2015 primarily due to increases in activities related to medical affairs and drug safety.
We do not track fully-burdened research and development expenses on a project-by-project basis. We group our research and development expenses into three categories: development, drug discovery and other. Our development group leads the development and implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. Our drug discovery group utilizes a variety of technologies to enable the rapid discovery, optimization and extensive characterization of lead compounds such that we are able to select development candidates with the best potential for further evaluation and advancement into clinical development. Research and development expenses by category were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development expenses:
Development:
Clinical trial costs	$40,315	$35,947	$44,859
Personnel expenses	30,076	22,936	12,655
Consulting and outside services	8,492	8,176	6,203
Other development costs	12,967	11,478	9,352
Total development	91,850	78,537	73,069
Drug discovery (1)	6,334	1,220	571
Other (2)	13,987	16,210	22,711
Total research and development expenses	$112,171	$95,967	$96,351
____________________

(1)	Includes primarily personnel expenses, consulting and outside services, and laboratory supplies.

(2)	Includes stock-based compensation and the allocation of general corporate costs to research and development.
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
We are focusing our development and commercialization efforts primarily on cabozantinib to maximize the therapeutic and commercial potential of this compound, and as a result, we expect our near-term research and development expenses to primarily relate to the clinical development of cabozantinib. We expect to continue to incur significant development costs for cabozantinib in future periods as we evaluate its potential in a broad development program comprising over 70 ongoing or planned clinical trials across multiple indications. Notable studies of this program include CheckMate 9ER and CheckMate 040, each in collaboration with BMS, as well as the phase 1b trial evaluating cabozantinib in combination with atezolizumab in locally advanced or metastatic solid tumors being conducted in collaboration with Roche.
In addition, post-marketing commitments in connection with the approval of COMETRIQ in progressive, metastatic MTC dictate that we conduct an additional study in that indication.
As a result, we expect our research and development expenses to increase in 2018 as we continue to expand the cabozantinib development program and our product pipeline.
The length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, our decisions to develop a product candidate for additional indications, and whether we pursue development of the product candidate or a particular indication with a collaborator or independently. For example, cabozantinib is being developed in multiple indications, and we do not yet know how many of those indications we will ultimately pursue regulatory approval for. In this regard, our decisions to pursue regulatory approval of cabozantinib for additional indications depend on several variables outside of our control, including the strength of the data generated in our prior, ongoing and potential future clinical trials. Furthermore, the scope and number of clinical trials required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential indications that we may elect to pursue, and even after having given such input, applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. As a condition to any regulatory approval, we may also be subject to post-marketing development commitments, including additional clinical trial requirements. As a result of the uncertainties discussed above, we are unable to determine the duration of or complete costs associated with the development of cabozantinib or any of our other research and development projects.

In any event, our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in our receipt of the necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected, including cabozantinib in any additional indications. In addition, clinical trials of our potential product candidates may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Selling, General and Administrative Expenses
Total selling, general and administrative expenses were as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Selling, general and administrative expenses	$159,362	$116,145	$57,305
Dollar change	$43,217	$58,840
Percentage change	37%	103%
Selling, general and administrative expenses consist primarily of personnel expenses, consulting and outside services, stock-based compensation, travel and entertainment, facility costs, legal and accounting costs, marketing costs and charitable contribution expenses.
The increase in selling, general and administrative expenses for the year ended December 31, 2017, as compared to 2016, was primarily related to increases in personnel expenses, consulting and outside services, marketing costs, charitable contribution expenses and legal and accounting costs. Personnel expenses increased $11.3 million for the year ended December 31, 2017, as compared to 2016, primarily due to an increase in general and administrative headcount to support our commercial and research and development organizations. Consulting and outside services increased $10.7 million for the year ended December 31, 2017, as compared to 2016, primarily due to increases in consulting for marketing activities. Marketing costs increased $6.6 million for the year ended December 31, 2017, as compared to 2016, primarily due to an increase in losses recognized under our collaboration agreement with Genentech. In December 2016, Genentech stated that it changed, both retroactively and prospectively, the manner in which it allocates promotional expenses of the COTELLIC plus Zelboraf combination therapy. As a result of Genentech’s decision to change its cost allocation approach, we were relieved of our obligation to pay certain disputed costs that had been accrued by us; we were also able to invoice Genentech for certain expenses, with interest, that we had previously paid. Accordingly, during the year ended December 31, 2016, we offset Selling, general and administrative expenses with a $13.3 million recovery of disputed losses that we had recognized and recorded prior to 2016. Marketing costs also included a loss of $2.1 million for activities during the year ended December 31, 2017 under our collaboration agreement with Genentech, as compared to a loss of $4.5 million for activities during 2016. Charitable contribution expenses increased $5.2 million for the year ended December 31, 2017, as compared to 2016. Legal and accounting expenses increased $3.8 million for the year ended December 31, 2017, as compared to 2016, primarily due to increases in costs related to our dispute with Genentech which was resolved during 2017.
The increase in selling, general and administrative expenses for the year ended December 31, 2016, as compared to 2015, was primarily related to increases in personnel expenses, consulting and outside services, travel and entertainment, the allocation of general corporate costs and stock-based compensation. Personnel expenses increased $44.1 million for the year ended December 31, 2016, as compared to 2015, primarily due to an increase in headcount connected with the build-out of our U.S. commercial organization as a result of the launch of CABOMETYX, as well as an increase in incentive compensation and the accrual for corporate bonuses. Consulting and outside services increased $16.0 million for the year ended December 31, 2016, as compared to 2015, primarily due to costs incurred supporting the commercialization and launch of CABOMETYX. Travel and entertainment increased $5.5 million for the year ended December 31, 2016, as compared to 2015, primarily due to travel incurred by our U.S. commercial organization. The allocation of general corporate costs to research and development and cost of goods sold decreased $3.9 million for the year ended December 31, 2016, as compared to 2015, primarily due to headcount growth in the selling, general and administrative functions. Stock-based compensation increased $3.3 million for the year ended December 31, 2016, as compared to 2015, primarily due to headcount growth and a bonus paid to our employees in the form of fully-vested RSUs, which was further offset by the 2015 recognition of expenses for performance-based stock-options described above. These increases were partially offset by a decrease in marketing expenses primarily due a decrease in losses recognized under our collaboration agreement with Genentech.
We expect our Selling, general and administrative expenses in 2018 will increase as we continue to support our commercial and research and development organizations. Those expenses may increase further commensurate with potential expanded commercial opportunities.
Other Expenses, net
Other expenses, net, were as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest income	$4,883	$2,578	$793
Interest expense	(8,679)	(33,060)	(40,680)
Other, net	(3,537)	(11,616)	(381)
Total other expenses, net	$(7,333)	$(42,098)	$(40,268)
Dollar change	$34,765	$(1,830)
Percentage change	(83)%	5%
The increase in interest income during the year ended December 31, 2017, as compared to both 2016 and 2015, was a result of both an increase in our investment balances and an increase in the yield earned on those investments.
The decrease in interest expense during the year ended December 31, 2017, as compared to both 2016 and 2015, was due to the repayment of the Deerfield Notes, in June 2017, the repayment of the Silicon Valley Bank term loan in March 2017, and the conversions and the redemption of the 4.25% convertible senior subordinated notes due 2019, or the 2019 Notes, during the third and fourth quarters of 2016. See “Note 6 - Debt” in our “Notes to Condensed Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K for more information on the repayment and conversion of our debt.
The change in Other, net during the year ended December 31, 2017, as compared to both 2016 and 2015, was primarily due to losses on extinguishment of debt. During the years ended December 31, 2017 and 2016 we recognized a $6.2 million and $13.9 million loss on extinguishment of debt, respectively, due to the repayment of the Deerfield Notes in June 2017 and the conversions and the redemption of the 2019 Notes during the third and fourth quarters of 2016. Other, net also included gains of $3.0 million and $2.5 million during the years ended December 31, 2017 and 2016, respectively, related to the August 2016 sale of our 9% interest in Akarna Therapeutics, Ltd., or Akarna, to Allergan Holdco UK Limited, or Allergan. We acquired our interest in Akarna in 2015 in exchange for intellectual property rights related to the Exelixis discovered compound XL335. We are eligible to earn additional such gains in the future as Allergan continues its development of XL335.
Income Tax Expense
Income tax expense was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax expense	$4,350	$—	$55
Income tax expense for the year ended December 31, 2017 primarily related to state taxes in jurisdictions outside of California, for which we do not have net operating loss carry-forwards due to a limited operating history. Our historical losses are sufficient to fully offset any federal taxable income.
Liquidity and Capital Resources
Although we reported net income of $154.2 million for the year ended December 31, 2017, we may not be able to maintain or increase profitability on a quarterly or annual basis, and we are unable to accurately predict the extent of long-range future profits or losses. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; achievement of clinical, regulatory and commercial milestones and the amount of royalties, if any, from sales of CABOMETYX and COMETRIQ outside of the U.S. under our collaboration agreements with Ipsen and Takeda; our share of the net profits and losses for the commercialization of COTELLIC in the U.S. under our collaboration with Genentech; the amount of royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech; other license and contract revenues; and the level of our expenses, including development and commercialization activities for cabozantinib and any pipeline expansion efforts. We have limited commercialization experience and expect to continue to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. In addition, we will continue to expand our product pipeline through our drug discovery efforts and the evaluation of in-licensing and acquisition opportunities that align with our oncology drug expertise, which efforts could involve substantial costs.
As of December 31, 2017, we had $457.2 million in cash and investments, which included $452.0 million available for operations. We anticipate that the aggregate of our current cash and cash equivalents, short-term investments available for operations, product revenues and collaboration revenues will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. The sufficiency of our cash resources depends on numerous assumptions, including assumptions related to product sales and operating expenses, as well as the other factors set forth in “Risk Factors” under the headings “Risks Related to our Capital Requirements and Financial Results,” in Part I, Item 1A of this Annual Report on Form 10-K. Our assumptions may prove to be wrong or other factors may adversely affect our sources of cash, and as a result we may not have the cash resources to fund our operations as currently planned, which would have a material adverse effect on our business. In addition, we may choose to raise additional funds through the issuance of equity or debt due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current and future operating plans. For example, we may choose to raise additional capital to fund in-licensing or product acquisition opportunities.
Sources and Uses of Cash
The following table summarizes our cash flow activities (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$154,227	$(70,222)	$(161,744)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	18,330	53,359	46,538
Changes in operating assets and liabilities	(6,946)	227,267	(25,845)
Net cash provided by (used in) operating activities	165,611	210,404	(141,051)
Net cash provided by (used in) investing activities	35,795	(216,048)	50,077
Net cash (used in) provided by financing activities	(169,928)	15,696	152,213
Net increase in cash and cash equivalents	31,478	10,052	61,239
Cash and cash equivalents at beginning of year	151,686	141,634	80,395
Cash and cash equivalents at end of year	$183,164	$151,686	$141,634
Operating Activities
Our operating activities provided cash of $165.6 million for the year ended December 31, 2017, compared to $210.4 million of cash provided in 2016 and $141.1 million of cash used in 2015. Cash flows provided by operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash provided by operating activities is derived by adjusting our net income (loss) for: non-cash operating items such as depreciation and amortization, non-cash interest expense and share-based compensation charges; and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our Consolidated Results of Operations.
Significant factors that contributed to the decrease in cash provided by operating activities for the year ended December 31, 2017, as compared to 2016, include the upfront nonrefundable payment of $200.0 million received from Ipsen in 2016 in consideration for the exclusive license and other rights contained in our collaboration agreement with Ipsen along with a $67.0 million increase in operating expenses. These were offset by a $213.6 million increase in net product revenues and the upfront nonrefundable payment of $50.0 million received from Takeda in the year ended December 31, 2017 in consideration for the exclusive license and other rights contained in our collaboration agreement with Takeda.

Significant factors that contributed to the increase in cash provided by operating activities for the year ended December 31, 2016, as compared to 2015, include the upfront nonrefundable payment of $200.0 million received from Ipsen in the year ended December 31, 2016 and a $101.2 million increase in net product revenues, which were partially offset by a $61.0 million increase in operating expenses in 2016.
Investing Activities
Our investing activities provided cash of $35.8 million for the year ended December 31, 2017, as compared to $216.0 million of cash used for 2016 and $50.1 million of cash provided for 2015.
Cash provided by investing activities for the year ended December 31, 2017 was primarily due to unrestricted and restricted investment purchases of $334.7 million, less cash from the sale and maturity of unrestricted and restricted investments of $388.5 million. During 2017 we also invested $21.1 million in property and equipment, primarily related to our new corporate headquarters and research facilities in Alameda, California.
Cash used by investing activities for the year ended December 31, 2016 was primarily due to unrestricted and restricted investment purchases of $377.8 million, less cash from the maturity of unrestricted and restricted investments of $158.6 million.
Cash provided by investing activities for the year ended December 31, 2015 was primarily due to the maturity of unrestricted and restricted investments of $198.7 million, less unrestricted and restricted investment purchases of $149.6 million.
Financing Activities
Our financing activities used cash of $169.9 million for the year ended December 31, 2017, as compared to $15.7 million of cash provided for 2016 and $152.2 million of cash provided for 2015.
Cash used in financing activities for the year ended December 31, 2017 was primarily a result of $185.8 million paid for all amounts outstanding under the Deerfield Notes and our term loan with Silicon Valley Bank. Those payments were partially offset by $15.9 million in proceeds from the issuance of common stock under our equity incentive plans, net of taxes paid related to net share settlements.
Cash provided by financing activities for the year ended December 31, 2016 was primarily the result of the issuance of common stock under our equity incentive plans, net of taxes paid related to net share settlements, totaling $23.4 million. Those proceeds were partially offset by cash payments from the conversion and redemption of the 2019 Notes totaling $7.7 million.
Cash provided by our financing activities for the year ended December 31, 2015 was primarily due to the issuance of 28,750,000 shares of common stock in July 2015 for net proceeds of $145.6 million and $10.9 million in proceeds from the issuance of common stock under our equity incentive plans, net of taxes paid related to net share settlements. Those proceeds were partially offset by principal payments on debt of $4.4 million.
Contractual Obligations
We have contractual obligations in the form of leases and purchase obligations. The following chart details our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 year	1-3 Years	More than 3 years
Operating leases (2)	$9,340	$2,864	$1,348	$5,128
Other financing obligations (2)	21,493	800	4,034	16,659
Purchase and other long-term obligations (3)	29,331	28,033	1,298	—
Total contractual cash obligations	$60,164	$31,697	$6,680	$21,787
____________________

(1)	This table does not include potential future royalty obligations to GSK as the amount of such royalty obligations are not estimable.

(2)
Other financing obligations are related to our build-to-suit lease of office and research facilities located in Alameda, California. For a description of our obligations under our leases, see “Note 12. Commitments” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.

(3)
Purchase obligations due in 2018 include an obligation, which was capped at $20.9 million, for additional construction costs at our new office and research facilities in Alameda, California. We anticipate entering into additional contractual agreements related to the construction and furnishing of those facilities in 2018. At December 31, 2017, we also had firm purchase commitments related to manufacturing and maintenance of inventory.

Off-Balance Sheet Arrangements
We do not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.
Critical Accounting Estimates
The preparation of our Consolidated Financial Statements conforms to accounting principles generally accepted in the U.S. which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our Consolidated Financial Statements. On an ongoing basis, management evaluates its estimates including, but not limited to: those related to revenue recognition, including deductions from revenues (such as rebates, chargebacks, sales returns and sales allowances), the period of performance, identification of deliverables and evaluation of milestones with respect to our collaborations; the amounts of revenues and expenses under our profit and loss sharing agreement; recoverability of inventory; the accrual for certain liabilities including accrued clinical trial liability; and valuations of awards used to determine stock-based compensation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results could differ materially from those estimates.
We believe our critical accounting policies relating to revenue recognition, clinical trial accruals, share based compensation and inventory reflect the more significant estimates and assumptions used in the preparation of our Consolidated Financial Statements.
For a complete description of our significant accounting policies, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.
Revenue Recognition
Net Product Revenues and Discounts and Allowances
We recognize net product revenues when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. We calculate gross product revenues based on the price that we charge to the specialty pharmacies and distributors in the U.S. We estimate our domestic net product revenues by deducting from our gross product revenues: (a) trade allowances, such as discounts for prompt payment; (b) estimated government rebates and chargebacks; (c) certain other fees paid to specialty pharmacies and distributors; and (d) returns. Discounts and allowances are complex and require significant judgment by management. Estimates are assessed each period and updated to reflect current information.
We initially record estimates for these deductions at the time we recognize the gross revenue. Our estimates for the expected utilization are based on customer and payer data received from the specialty pharmacies and distributors and historical utilization rates as well as third-party market research data. For a further description of our discounts and allowance, see “Note 1. Organization and Summary of Significant Accounting Policies” to our “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.

Collaboration Revenues
Revenues from collaboration agreements primarily consist of upfront license fees, milestone, royalty and/or product supply payments. These arrangements have multiple elements, and our deliverables may include intellectual property rights, distribution rights, delivery of manufactured product, commercial and development activities and participation on joint steering, commercial and development committees. In order to account for these arrangements, we identify the deliverables and evaluate whether the delivered elements have value to our collaboration partner on a stand-alone basis and represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver future goods or services, a right or license to use an asset, or another performance obligation. If we determine that multiple deliverables exist, the consideration is allocated to one or more units of accounting based upon the best estimate of the selling price of each deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement will be combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue then will be determined for those combined deliverables as a single unit of accounting. For a combined unit of accounting, non-refundable upfront fees are recognized in a manner consistent with the final deliverable, which has generally been ratably over the period of our continued involvement. Amounts received in advance of performance are recorded as deferred revenue. The determination of deliverables and the allocation of consideration using selling prices and the period of our continued involvement may involve significant judgments and estimates that will impact revenue recognition. Often, the term of our continued involvement is not contractually defined, and an estimate of the term of our total obligation must be made. Therefore, any changes in the expected term of our continued involvement will impact revenue recognition for the given period.
We record royalty revenues and U.S. profits and losses under the collaboration agreement with Genentech based on estimates of the sales that occurred during the period. The relevant period estimates of sales are based on interim data provided by licensees and analysis of historical activity, adjusted for any changes in facts and circumstances, as appropriate. We base our estimates on the best information available at the time provided to us by our collaboration partners. However, additional information may subsequently become available to us, which may allow us to make a more accurate estimate in future periods. In this event, we are required to record adjustments in future periods when the actual level of activity becomes more certain. Such increases or decreases are generally considered to be changes in estimates and will be reflected in our Consolidated Statements of Operations in the period they become known.
Inventory
We value inventory at the lower of cost or net realizable value. We determine the cost of inventory using the standard-cost method, which approximates actual cost based on a first-in, first-out method. We analyze our inventory levels quarterly and write down inventory subject to expiry in excess of expected requirements, or that has a cost basis in excess of its expected net realizable value. On a quarterly basis, we analyze our estimated production levels for the following twelve month period, which is our normal operating cycle, and reclassify inventory we expect to use or sell in periods beyond the next twelve months into Other long-term assets in the Consolidated Balance Sheets.
Clinical Trial Accruals
All of our clinical trials have been executed with support from contract research organizations and other vendors. We accrue costs for clinical trial activities performed by contract research organizations based upon the estimated amount of work completed on each trial. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the activities to be performed for each patient, the number of active clinical sites and the duration for which the patients will be enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with contract research organizations and review of contractual terms. We base our estimates on the best information available at the time. However, additional information may become available to us, which may allow us to make a more accurate estimate in future periods. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

Stock Option Valuation
Our estimate of compensation expense requires us to determine the appropriate fair value model and a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns and related tax effects. The most significant assumptions are our estimates of the expected volatility and the expected term of the stock option.
The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical volatilities when developing an estimate of expected volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data show that employees typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, we are required to estimate the expected term of the option for input to an option-pricing model. As required under generally accepted accounting principles, we review our valuation assumptions at each grant date and, as a result, from time to time we change the valuation assumptions we use to value stock options granted. The assumptions used in calculating the fair value of stock options represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation could be materially different in the future. For additional description of our stock-based compensation, see “Note 8. Stock-based Compensation” to our “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K .
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2017, our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, and as of December 31, 2016, this also included our long-term debt. As of December 31, 2017 and 2016, we had cash and investments of $457.2 million and $479.6 million, respectively. Our investments are subject to interest rate risk, and our interest income may fluctuate due to changes in interest rates. We manage market risk through diversification requirements mandated by our investment policy, which limits the amount of our portfolio that can be invested in a single issuer. We limit our credit risk by limiting purchases to high-quality issuers. At December 31, 2016, we had debt outstanding of $189.1 million. Our payment commitments associated with these debt instruments were primarily fixed and consist of interest and principal payments. The fair value of our investments will fluctuate with movements of interest rates. We have estimated the effects on our interest rate sensitive assets and liabilities based on a one percentage point hypothetical adverse change in interest rates as of December 31, 2017 and 2016. For our investments, the estimated effects of hypothetical interest rate changes are obtained from the same third-party pricing sources we use to value our investments. For debt instruments, we determined the estimated effects of hypothetical interest rate changes using the same present value model we use to determine the fair of value of those instruments. As of December 31, 2017, an increase in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets and liabilities of ($1.6) million as compared to a net positive change in the fair value of interest rate sensitive assets and liabilities of $0.3 million as of December 31, 2016.

Item 8. Financial Statements and Supplementary Data
EXELIXIS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Exelixis, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Exelixis, Inc. (the “Company”) as of December 29, 2017 and December 30, 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three fiscal years in the period ended December 29, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2017 and December 30, 2016, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Redwood City, California
February 26, 2018

EXELIXIS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$183,164	$151,686
Short-term investments	204,607	268,117
Short-term restricted cash and investments	504	—
Trade and other receivables, net	81,192	40,444
Inventory, net	6,657	3,338
Prepaid expenses and other current assets	8,750	5,416
Total current assets	484,874	469,001
Long-term investments	64,255	55,601
Long-term restricted cash and investments	4,646	4,150
Property and equipment, net	25,743	2,071
Goodwill	63,684	63,684
Other long-term assets	12,092	1,232
Total assets	$655,294	$595,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,575	$6,565
Accrued compensation and benefits	21,073	20,334
Accrued clinical trial liabilities	19,849	14,131
Accrued collaboration liabilities	8,974	2,046
Rebates and fees due to customers	7,565	3,420
Current portion of deferred revenue	31,984	19,665
Convertible notes	—	109,122
Term loan payable	—	80,000
Other current liabilities	16,150	13,503
Total current liabilities	115,170	268,786
Long-term portion of deferred revenue	238,520	237,094
Other long-term liabilities	16,643	541
Total liabilities	370,333	506,421
Commitments (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding: 296,209,426 and 289,923,798 at December 31, 2017 and 2016, respectively	296	290
Additional paid-in capital	2,114,184	2,072,591
Accumulated other comprehensive loss	(347)	(416)
Accumulated deficit	(1,829,172)	(1,983,147)
Total stockholders’ equity	284,961	89,318
Total liabilities and stockholders’ equity	$655,294	$595,739
The accompanying notes are an integral part of these Consolidated Financial Statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Net product revenues	$349,008	$135,375	$34,158
Collaboration revenues	103,469	56,079	3,014
Total revenues	452,477	191,454	37,172
Operating expenses:
Cost of goods sold	15,066	6,552	3,895
Research and development	112,171	95,967	96,351
Selling, general and administrative	159,362	116,145	57,305
Restructuring (recovery) charge	(32)	914	1,042
Total operating expenses	286,567	219,578	158,593
Income (loss) from operations	165,910	(28,124)	(121,421)
Other expenses, net:
Interest income	4,883	2,578	793
Interest expense	(8,679)	(33,060)	(40,680)
Other, net	(3,537)	(11,616)	(381)
Total other expenses, net	(7,333)	(42,098)	(40,268)
Income (loss) before income taxes	158,577	(70,222)	(161,689)
Provision for income taxes	4,350	—	55
Net income (loss)	$154,227	$(70,222)	$(161,744)
Net income (loss) per share, basic	$0.52	$(0.28)	$(0.77)
Net income (loss) per share, diluted	$0.49	$(0.28)	$(0.77)
Shares used in computing net income (loss) per share, basic	293,588	250,531	209,227
Shares used in computing net income (loss) per share, diluted	312,003	250,531	209,227
The accompanying notes are an integral part of these Consolidated Financial Statements.
EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$154,227	$(70,222)	$(161,744)
Other comprehensive income (loss) (1)	69	(184)	(111)
Comprehensive income (loss)	$154,296	$(70,406)	$(161,855)
____________________

(1)
Other comprehensive income (loss) consisted solely of unrealized gains or losses, net, on available-for-sale securities arising during the periods presented. There were nominal or no reclassification adjustments to net income (loss) resulting from realized gains or losses on the sale of securities and there was no income tax expense related to other comprehensive income (loss) during the periods presented.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2014	195,895,769	$196	$1,591,782	$(121)	$(1,751,181)	$(159,324)
Net loss	—	—	—	—	(161,744)	(161,744)
Other comprehensive loss	—	—	—	(111)	—	(111)
Sale of shares of common stock, net	28,750,000	29	145,620	—	—	145,649
Issuance of common stock under equity incentive and stock purchase plans	3,315,174	3	11,274	—	—	11,277
Stock-based compensation	—	—	21,977	—	—	21,977
Warrants transferred from other long-term liabilities	—	—	1,470	—	—	1,470
Balance at December 31, 2015	227,960,943	228	1,772,123	(232)	(1,912,925)	(140,806)
Net loss	—	—	—	—	(70,222)	(70,222)
Other comprehensive loss	—	—	—	(184)	—	(184)
Issuance of common stock in settlement of convertible notes	54,009,279	54	253,026	—	—	253,080
Issuance of common stock under equity incentive and stock purchase plans	7,953,576	8	24,530	—	—	24,538
Stock-based compensation	—	—	22,912	—	—	22,912
Balance at December 31, 2016	289,923,798	290	2,072,591	(416)	(1,983,147)	89,318
Adoption of Accounting Standards Update No. 2016-09	—	—	252	—	(252)	—
Net income	—	—	—	—	154,227	154,227
Other comprehensive income	—	—	—	69	—	69
Issuance of common stock under equity incentive and stock purchase plans	5,408,177	5	17,404	—	—	17,409
Issuance of common stock on warrant exercise	877,451	1	(1)	—	—	—
Stock-based compensation	—	—	23,938	—	—	23,938
Balance at December 31, 2017	296,209,426	$296	$2,114,184	$(347)	$(1,829,172)	$284,961
The accompanying notes are an integral part of these Consolidated Financial Statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$154,227	$(70,222)	$(161,744)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,187	1,002	1,406
Stock-based compensation	23,938	22,912	21,977
Loss on extinguishment of debt	6,239	13,901	—
Amortization of debt discounts and debt issuance costs	182	8,432	17,041
Interest paid in kind	(11,825)	8,008	3,817
Gain on other equity investments	(2,980)	(2,494)	(112)
Changes in warrant fair value	—	—	548
Other	1,589	1,598	1,861
Changes in assets and liabilities:
Trade and other receivables	(40,839)	(35,318)	(540)
Inventory, net	(3,319)	(722)	(235)
Prepaid expenses and other current assets	(3,268)	(1,610)	(325)
Other long-term assets	430	1,077	1,340
Accounts payable	3,010	164	(12)
Accrued compensation and benefits	739	16,705	279
Accrued clinical trial liabilities	5,718	(3,940)	(23,474)
Accrued collaboration liabilities	6,928	(10,938)	10,206
Deferred revenue	13,745	256,759	(2,582)
Other current and long-term liabilities	9,910	5,090	(10,502)
Net cash provided by (used in) operating activities	165,611	210,404	(141,051)
Cash flows from investing activities:
Purchases of property and equipment	(21,143)	(1,703)	(447)
Proceeds from sale of property and equipment	164	97	1,346
Purchases of investments	(319,090)	(369,187)	(143,992)
Proceeds from maturities of investments	336,590	151,485	178,936
Proceeds from sale of investments	37,294	2,266	—
Purchase of restricted cash and investments	(15,650)	(8,650)	(5,650)
Proceeds from maturities of restricted cash and investments	14,650	7,150	19,789
Proceeds from other equity investments	2,980	2,494	95
Net cash provided by (used in) investing activities	35,795	(216,048)	50,077
Cash flows from financing activities:
Principal repayments of debt	(185,788)	(575)	(4,381)
Payments on conversion of convertible notes	—	(7,135)	—
Proceeds from issuance of common stock, net	—	—	145,649
Proceeds from exercise of stock options	17,555	25,327	10,911
Proceeds from employee stock purchase plan	4,868	2,187	568
Taxes paid related to net share settlement of equity awards	(6,563)	(4,108)	(534)
Net cash (used in) provided by financing activities	(169,928)	15,696	152,213
Net increase in cash and cash equivalents	31,478	10,052	61,239
Cash and cash equivalents at beginning of year	151,686	141,634	80,395
Cash and cash equivalents at end of year	$183,164	$151,686	$141,634
(Continued on next page)

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental cash flow disclosure:
Cash paid for interest	$20,460	$21,044	$19,822
Cash paid for taxes	$538	$190	$192
Non-cash investing and financing activity:
Construction in progress deemed to have been acquired under build-to-suit lease	$14,530	$—	$—
Issuance of common stock in settlement of convertible notes	$—	$286,925	$—
The accompanying notes are an integral part of these Consolidated Financial Statements

EXELIXIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biotechnology company committed to the discovery, development and commercialization of new medicines to improve care and outcomes for people with cancer. Since our founding in 1994, three products discovered at Exelixis have progressed through clinical development, received regulatory approval, and entered the marketplace. Two are derived from cabozantinib, an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors and RET: CABOMETYX® (cabozantinib) tablets approved for advanced renal cell carcinoma (“RCC”) and COMETRIQ® (cabozantinib) capsules approved for progressive, metastatic medullary thyroid cancer. The third product, COTELLIC® (cobimetinib) tablets, is a formulation of cobimetinib and is an inhibitor of MEK, marketed under a collaboration with Genentech, Inc. (a member of the Roche Group), and is approved as part of a combination regimen to treat advanced melanoma.
Basis of Consolidation
The accompanying Consolidated Financial Statements include the accounts of Exelixis and those of our wholly-owned subsidiaries. These entities’ functional currency is the U.S. dollar. All intercompany balances and transactions have been eliminated.
Basis of Presentation
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2015 ended on January 1, 2016; fiscal year 2016 ended on December 30, 2016; fiscal year 2017 ended on December 29, 2017; and fiscal year 2018 will end on December 28, 2018. For convenience, references in this report as of and for the fiscal years ended January 1, 2016, December 30, 2016 and December 29, 2017 are indicated as being as of and for the years ended December 31, 2015, 2016 and 2017, respectively. All annual periods presented are 52-week fiscal years and all interim periods presented are 13-week fiscal quarters.
Use of Estimates
The preparation of the accompanying Consolidated Financial Statements conforms to accounting principles generally accepted in the U.S. which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to: those related to revenue recognition, including deductions from revenues (such as rebates, chargebacks, sales returns and sales allowances), the period of performance, identification of deliverables and evaluation of milestones with respect to our collaborations; the amounts of revenues and expenses under our profit and loss sharing agreement; recoverability of inventory; the accrual for certain liabilities including accrued clinical trial liability; and valuations of awards used to determine stock-based compensation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Reclassifications
Certain prior period amounts on the accompanying Consolidated Financial Statements have been reclassified to conform to current period presentation.
Cash and Investments
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include high-grade, short-term investments in money market funds and marketable debt securities which are subject to minimal credit and market risk.
We have designated all investments in marketable debt securities as available-for-sale and therefore, such investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss.

For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are included in Interest and other income, net on the accompanying Consolidated Statements of Operations.
We classify those investments that we do not require for use in current operations and that mature in more than 12 months as Long-term investments on the accompanying Consolidated Balance Sheets.
All of our investments are subject to a quarterly impairment review. We recognize an impairment charge when a decline in the fair value of an investment below its cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investments fair value has been less than their cost basis, the financial condition and near-term prospects of the issuer, extent of the loss related to credit of the issuer, the expected cash flows from the security, our intent to sell the security and whether or not we will be required to sell the security before we are able to recover our carrying value.
Accounts Receivable
Trade accounts receivable are recorded net of allowances for chargebacks and cash discounts for prompt payment, as described further below. Estimates of our allowance for doubtful accounts are determined based on existing contractual payment terms, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by geographic region and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Historically, the amounts of uncollectible accounts receivable that have been written off were insignificant.
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
Level 1 – Fair values are determined utilizing quoted prices (unadjusted) in active markets for identical assets and liabilities that the reporting entity can access at the measurement date.
Level 2 – Fair values are determined utilizing observable inputs that are observable either directly or indirectly, other than quoted prices in active markets for identical assets and liabilities. These inputs include using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs, such as interest rates and prices that can be directly observed or corroborated in active markets.
Level 3 – Fair values are determined utilizing inputs that are both significant to the fair value measurement and unobservable.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain investments within the fair value hierarchy.
Inventory
We value inventory at the lower of cost or net realizable value. We determine the cost of inventory using the standard-cost method, which approximates actual cost based on a first-in, first-out method. We analyze our inventory levels quarterly and write down inventory subject to expiry in excess of expected requirements, or that has a cost basis in excess of its expected net realizable value. These inventory related costs are recognized as Cost of goods sold on the accompanying Consolidated Statements of Operations.
On a quarterly basis, we analyze our estimated production levels for the following twelve month period, which is our normal operating cycle, and reclassify inventory we expect to use or sell in periods beyond the next twelve months into Other long-term assets on the accompanying Consolidated Balance Sheets.
We consider regulatory approval of product candidates to be uncertain and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized as inventory but are expensed as research and development costs. Only once regulatory approval is obtained, would we begin capitalization of these inventory related costs.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives once it is placed into service:

Asset Category	Estimated Useful Life
Buildings	40 years
Lab equipment	5 years
Furniture and fixtures	5 years
Computer equipment and software	3 years
Leasehold improvements	7 to 15 years
Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remainder of the lease term. Capitalized software includes certain internal use computer software costs. Repairs and maintenance costs are charged to expense as incurred.
Goodwill
Goodwill amounts have been recorded as the excess purchase price over tangible assets, liabilities and intangible assets acquired based on their estimated fair value. Goodwill is not subject to amortization. We assess the recoverability of our goodwill annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value. We continue to operate in one segment, which is also considered to be our sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level as of December 31, 2017 and 2016. We did not recognize any impairment charges in any of the periods presented.
Long-Lived Assets
The carrying value of our long-lived assets, which includes property and equipment, is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.
Revenue Recognition
We will adopt ASU 2014-09 using the modified retrospective method in the first quarter of fiscal year 2018. For information on our adoption of ASU 2014-09, see “- Recent Accounting Pronouncements,” below.
Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and title has transferred or services have been performed; the price is fixed or determinable; and collectability of the resulting receivable is reasonably assured.
Net Product Revenues
We recognize net product revenues upon delivery of the product and when there are no remaining customer acceptance requirements which is frequently referred to as the “sell-in” revenue recognition model.
Discounts and Allowances
We calculate gross product revenues based on the price that we charge to the specialty pharmacies and distributors in the U.S. We estimate our domestic net product revenues by deducting from our gross product revenues:

(a) trade allowances, such as discounts for prompt payment; (b) estimated government rebates and chargebacks; (c) certain other fees paid to specialty pharmacies and distributors; and (d) returns.
We initially record estimates for these deductions at the time we recognize the gross revenue. We update our estimates on a recurring basis as new information becomes available.
Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty pharmacy or distributor. Contracted customers, which currently consist primarily of Public Health Service institutions, non-profit clinics, Federal government entities purchasing via the Federal Supply Schedule and Group Purchasing Organizations, and health maintenance organizations generally purchase the product at a discounted price. The specialty pharmacy or distributor, in turn, charges back to us the difference between the price initially paid by the specialty pharmacy or distributor and the discounted price paid to the specialty pharmacy or distributor by the customer. The allowance for chargebacks is based on an estimate of sales to contracted customers.
Discounts for Prompt Payment: The specialty pharmacies and distributors in the U.S. receive a discount of 2% for prompt payment. We expect the specialty pharmacies and distributors will earn 100% of its prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized.
Other Customer Credits: We pay fees to our customers for account management, data management and other administrative services.
Co-payment Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using customer data provided by the specialty pharmacies and distributors.
Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and other government programs. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for the expected utilization of rebates are based on customer and payer data received from the specialty pharmacies and distributors and historical utilization rates as well as third-party market research data. Rebates are generally invoiced by the payer and paid in arrears, such that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s shipments to our customers, plus an accrual balance for known prior quarter’s unpaid rebates. If actual future rebates vary from estimates, we may need to adjust our accruals, which would affect net revenue in the period of adjustment.
Allowances for rebates also includes the Medicare Part D Coverage Gap. In the U.S., the Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for expected Medicare Part D coverage gap are based in part on historical utilization rates, specialty pharmacy and distributor customer and payer data and third-party market research data. We also estimate when eligible patients who are prescribed our product enter and exit the insurance coverage gap. Funding of the coverage gap is invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarters’ shipments to patients, plus an accrual balance for prior sales. If actual future funding varies from estimates, we may need to adjust our accruals, which would affect net revenue in the period of adjustment.

The activities and ending reserve balances for each significant category of discount and allowance were as follows (dollars in thousands):

	Chargebacks and discounts for prompt payment	Other customer credits/fees and co-pay assistance	Rebates	Returns	Total
Balance at December 31, 2015	$119	$251	$891	$38	$1,299
Provision related to sales made in:					—
Current period	8,271	2,747	5,105	359	16,482
Prior periods	(39)	2	(313)	(8)	(358)
Payments and customer credits issued	(6,549)	(2,206)	(3,056)	(38)	(11,849)
Balance at December 31, 2016	1,802	794	2,627	351	5,574
Provision related to sales made in:
Current period	33,310	7,301	14,390	—	55,001
Prior periods	(817)	—	(624)	—	(1,441)
Payments and customer credits issued	(32,367)	(6,300)	(10,623)	(351)	(49,641)
Balance at December 31, 2017	$1,928	$1,795	$5,770	$—	$9,493
Chargebacks and discounts for prompt payment are recorded as a reduction of trade receivables and the remaining reserve balances are classified as Rebates and fees due to customers on the accompanying Consolidated Balance Sheets. Balances as of December 31, 2016 have been reclassified to reflect that presentation.
Collaboration Revenues
We enter into collaboration agreements under which we may obtain upfront license fees, milestone, royalty, development cost reimbursements, and/or product supply payments. These arrangements have multiple elements, and our deliverables may include intellectual property rights, distribution rights, delivery of manufactured product, commercial and development activities and participation on joint steering, commercial and development committees. In order to account for these arrangements, we identify the deliverables and evaluate whether the delivered elements have value to our collaboration partner on a stand-alone basis and represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver future goods or services, a right or license to use an asset, or another performance obligation. If we determine that multiple deliverables exist, the consideration is allocated to one or more units of accounting based upon the best estimate of the selling price of each deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement will be combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue then will be determined for those combined deliverables as a single unit of accounting. For a combined unit of accounting, non-refundable upfront fees are recognized in a manner consistent with the final deliverable, which has generally been ratably over the period of our continued involvement. Amounts received in advance of performance are recorded as deferred revenue.
We record royalty revenues based on estimates of the sales that occurred during the period. The relevant period estimates of sales are based on interim data provided by licensees and analysis of historical royalties that have been paid to us, adjusted for any changes in facts and circumstances, as appropriate. Historically, adjustments have not been material when compared to actual amounts paid by licensees. However, additional information may subsequently become available to us, which may allow us to make a more accurate estimate in future periods. In this event, we are required to record adjustments in future periods when the actual level of activity becomes more certain. Such increases or decreases in revenue are generally considered to be changes in estimates and will be reflected in the period they become known. If we are unable to reasonably estimate royalty revenue, we record royalty revenues when they are received. We consider sales-based contingent payments to be royalty revenue which is generally recognized at the date the contingency is achieved.
Our product supply revenues are recognized upon delivery of the product. See “Note 2. Collaboration Agreements” for a description of our product supply agreements with our collaboration partners.

For certain milestone payments under collaboration agreements, we have made a policy election to recognize revenue using the milestone method. A milestone is an event: (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive requires estimation and judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is: (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) reasonable relative to all deliverables and payment terms in the arrangement. In making the determination as to whether a milestone is substantive or not, we consider all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether any portion of the milestone consideration is related to future performance or deliverables. A substantive milestone is recognized as revenue in its entirety in the period in which the milestone is achieved. A non-substantive milestone is recognized as revenues over the estimated period of our continued involvement.
Under the terms of our collaboration agreement with Genentech for cobimetinib, we are also entitled to a share of U.S. profits and losses received in connection with commercialization of cobimetinib. We are entitled to low double-digit royalties on ex-U.S. net sales. See “Note 2. Collaboration Agreements” for additional information about our collaboration agreement with Genentech. We have determined that we are an agent under the agreement and therefore revenues are recorded net of costs incurred. We record U.S. profits and losses under the collaboration agreement in the period earned based on our estimate of those amounts. As of December 31, 2017, we have not recognized a profit for any year to date period from the commercialization of cobimetinib in the U.S. Until we have recognized a profit under the agreement, losses are recognized as Selling, general and administrative expenses on the accompanying Consolidated Statements of Operations. In connection with our agreement to co-promote with Genentech, we were responsible for providing up to 25% of the sales force necessary to assist with the promotion of cobimetinib. Genentech reimburses us for these costs which we include as a reduction of our Selling, general and administrative costs when the obligations are incurred or we become entitled to the cost recovery.
Patient Assistance Programs
We provide CABOMETYX and COMETRIQ at no cost to eligible patients who have no insurance and meet certain financial and clinical criteria through our patient assistance programs. We record the cost of the product as a selling, general and administrative expense at the time the product is shipped to the specialty pharmacy for patient assistance use.
Cost of Goods Sold
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty on sales of any product incorporating cabozantinib payable to GlaxoSmithKline (“GSK”), indirect labor costs, the cost of manufacturing, write-downs related to expiring and excess inventory, shipping and other third-party logistics and distribution costs for our product. A portion of the manufacturing costs for product sales were incurred prior to regulatory approval of COMETRIQ and CABOMETYX and therefore, were expensed as research and development costs when those costs were incurred, rather than capitalized as inventory. See “Note 2. Collaboration Agreements” for additional information on the royalty payable to GSK on sales of any product incorporating cabozantinib.
Research and Development Expenses
Research and development costs are expensed as incurred and include costs associated with research performed pursuant to collaborative agreements. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research activities on our behalf.
Substantial portions of our preclinical studies and all of our clinical trials have been executed with support from third-party contract research organizations and other vendors. We accrue expenses for preclinical studies performed by our vendors based on certain estimates over the term of the service period and adjust our estimates as required. We accrue expenses for clinical trial activities performed by contract research organizations based upon the estimated amount of work completed on each trial. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites, and the duration for which the patients will be enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with contract research organizations and review of contractual terms. We base our estimates on the best information available at the time. However, additional information may become available to us which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain.
Foreign Currency Translation and Remeasurement
Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured using exchange rates in effect at the end of the period and related gains or losses are recorded in Other expenses, net. Gains and losses on the remeasurement of monetary assets and liabilities were not material for any of the years presented. We do not have any nonmonetary assets or liabilities denominated in currencies other than the U.S. dollar.
Stock-Based Compensation
The expense for stock-based compensation is based on the grant date fair value of the award; the grant date fair value of Restricted Stock Units (“RSUs”) is estimated as the value of the underlying shares of our common stock and the grant date fair value of stock-options is estimated using the Black-Scholes Merton option pricing model. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. We estimate the term using historical data. We recognize compensation expense on a straight-line basis over the requisite service period. Compensation expense relating to awards subject to performance conditions is recognized if it is probable that the performance goals will be achieved; the probability of achievement is assessed on a quarterly basis.
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
Pursuant to the adoption of ASU 2016-09, we have made an election to record forfeitures when they occur. Previously, stock-based compensation was based on the number of awards expected to vest after considering estimated forfeitures. The change in accounting principle with regards to forfeitures was adopted using a modified retrospective approach, with a cumulative adjustment of $0.3 million to accumulated deficit and additional paid-in capital as of January 1, 2017. No prior periods were restated as a result of this change in accounting principle.
ASU 2016-09 also requires that cash paid to taxing authorities when directly withholding shares for tax withholding purposes be classified as a financing activity on the accompanying Consolidated Statement of Cash Flows. Previously, we classified such payments as operating cash flows. The change in accounting principle with regards to such cash flows was adopted using a retrospective approach. Accordingly, we recorded a reclassification that resulted in an increase in operating cash flows of $4.1 million and $0.5 million along with a corresponding decrease in financing cash flows on the accompanying Consolidated Statement of Cash Flows for the years ended December 31, 2016 and 2015, respectively.
Income Taxes
Our income tax provision is computed under the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities together with assessing carry-forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.
We record an unrecognized tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the tax authorities. An adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended, becomes effective for us in the first quarter of fiscal year 2018, which is when we will adopt the standard. ASU 2014-09 also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We will adopt ASU 2014-09 using the modified retrospective method. The core principle of ASU 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, has created the possibility that more judgment and estimates may be required within the revenue recognition process than required under existing U.S. generally accepted accounting pronouncements. We have completed our analysis on the adoption of ASU 2014-09 and have determined the adoption will not have a material impact on the recognition of net product revenues. ASU 2014-09 will materially impact the timing of recognition of revenue for our collaboration agreements with Ipsen Pharma SAS (“Ipsen”) and Takeda Pharmaceutical Company Ltd. (“Takeda”). We will record a net adjustment of approximately $260 million to accumulated deficit (a concept known as “lost revenue”) for amounts associated with these collaboration agreements upon recording our transition adjustment in the first quarter of 2018, primarily due to the timing of recognition of revenue related to intellectual property licenses that we have transferred for development and commercialization of our products. Additionally, for all of our collaboration agreements, the timing of recognition of certain of our development and regulatory milestones could change as a result of the variable consideration guidance included in ASU 2014-09. ASU 2014-09 will also require additional disclosures regarding our revenue transactions.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), (“ASU 2016-02”). Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. ASU 2016-02 will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective for us for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We are in the process of assessing the impact of ASU No. 2016-02 on our Consolidated Financial Statements and are considering early adoption of this standard in the first half of 2018.
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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, (“ASU 2017-09”). ASU 2017-09 streamlines the application of modification accounting by stating that when making a change to the terms or conditions of a share-based payment award, a company should apply modification accounting to the award, unless each of the following conditions is met: 1. The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, and 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for all interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of ASU 2017-09 to have a material impact on our Consolidated Financial Statements.
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
In consideration for the exclusive license and other rights contained in the collaboration agreement, including commercialization rights in Canada, Ipsen paid us aggregate upfront payments of $210.0 million. The collaboration agreement contains multiple deliverables consisting of intellectual property licenses, delivery of products and/or materials containing cabozantinib to Ipsen for all development and commercial activities, research and development services, and participation on the joint steering, development and commercialization committees (as defined in the collaboration agreement). We determined that these deliverables do not have stand-alone value and accordingly, combined these deliverables into a single unit of accounting and allocated the entire arrangement consideration to that combined unit of accounting. As a result, the aggregate upfront payment of $210.0 million has been recognized ratably over the term of the collaboration agreement, through early 2030, which is the current estimated patent expiration of cabozantinib in the European Union (“EU”). At the time we entered into the collaboration agreement, we determined that the $60.0 million milestone we achieved in September 2016 upon the approval of cabozantinib by the European Commission in previously treated advanced RCC was not substantive due to the relatively low degree of uncertainty and relatively low amount of effort required on our part to achieve the milestone as of the date of the collaboration agreement; the $60.0 million was deferred and has been recognized ratably over the remainder of the term of the Ipsen collaboration agreement. We will adopt ASU 2014-09 using the modified retrospective method in the first quarter of fiscal year 2018, which will materially impact the timing of recognition of revenue for our collaboration agreement with Ipsen. For information on our adoption of ASU 2014-09, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.
At the time we entered into the collaboration agreement we determined that the remaining development and regulatory milestones are substantive and will be recognized as revenue in the periods in which they are achieved. We have achieved additional milestones of $45.0 million and $20.0 million during the years ended December 31, 2017 and 2016, respectively. We are also eligible to receive future development and regulatory milestone payments, totaling up to an additional $209.0 million, including milestone payments of $10.0 million and $40.0 million upon European Medicines Agency (“EMA”) filing and the approval of cabozantinib as a treatment for patients with previously treated advanced hepatocellular carcinoma (“HCC”) and additional milestone payments for other future indications and/or jurisdictions. The collaboration agreement also provides that we will be eligible to receive contingent payments of up to $546.0 million associated with the achievement of specified levels of Ipsen sales to end users. We consider the contingent payments due to us upon the achievement of specified sales volumes to be similar to royalty payments. We will also receive royalties on net sales of cabozantinib by Ipsen outside of the U.S. and Japan. Excluding Ipsen sales in Canada, we received a 2% royalty on the initial $50.0 million of net sales, which was achieved in the fourth quarter of 2017, and are entitled to receive a 12% royalty on the next $100.0 million of net sales, and following this initial $150.0 million of net sales, we are then entitled to receive a tiered royalty of 22% to 26% on annual net sales. These tiers will reset each calendar year. In Canada, we are entitled to receive a tiered royalty of 22% on the first CAD$30.0 million of annual net sales and a tiered royalty thereafter, up to 26% on annual net sales; these tiers will also reset each calendar year.
We are primarily responsible for funding cabozantinib-related development costs for those trials in existence at the time we entered into the collaboration agreement with Ipsen; global development costs for additional trials are shared between the parties, with Ipsen reimbursing us for 35% of such costs, provided Ipsen chooses to opt into such trials. In accordance with the collaboration agreement, Ipsen has opted into and is co-funding: CheckMate 9ER, the phase 3 pivotal trial evaluating the combination of cabozantinib with nivolumab versus sunitinib in patients with previously untreated, advanced or metastatic RCC being conducted in collaboration with Bristol-Myers Squibb Company (“BMS”); CheckMate 040, the phase 1/2 study evaluating the combination of cabozantinib with nivolumab in patients with both previously treated and previously untreated advanced HCC being conducted in collaboration with BMS (though Ipsen will not be co-funding the triplet arm of the study evaluating cabozantinib with nivolumab and ipilimumab); and the phase 1b trial evaluating cabozantinib in combination with atezolizumab in locally advanced or metastatic solid tumors being conducted in collaboration with Roche. We will record reimbursements for development costs as revenue as the development services represent a part of our ongoing major or central operations. As a result of a change in operational responsibilities for certain clinical programs, in March 2017, we reclassified $9.0 million of deferred revenue to Accrued collaboration liabilities and accordingly adjusted our amortization of the aggregate upfront payment of $210.0 million. As of December 31, 2017, we had paid $3.9 million toward the $9.0 million of reimbursements due to Ipsen for these clinical programs.
We remain responsible for the manufacture and supply of cabozantinib for all development and commercialization activities under the collaboration agreement. In connection with the collaboration agreement, we entered into a supply agreement with Ipsen in February 2016, which, pursuant to its amended terms, effective October 2017, we will supply finished, labeled drug product to Ipsen for distribution in the territories outside of the U.S. and Japan, indefinitely. The product will be supplied at our cost, as defined in the agreement, which excludes the 3% royalty we are required to pay GSK on Ipsen’s net sales of any product incorporating cabozantinib.
Unless terminated earlier, the collaboration agreement has a term that continues, on a product-by-product and country-by-country basis, until the latter of (i) the expiration of patent claims related to cabozantinib, (ii) the expiration of regulatory exclusivity covering cabozantinib or (iii) ten years after the first commercial sale of cabozantinib, other than COMETRIQ. The supply agreement will continue in effect until expiration or termination of the collaboration agreement. The collaboration agreement may be terminated for cause by either party based on uncured material breach of either the collaboration agreement or the supply agreement by the other party, bankruptcy of the other party or for safety reasons. We may terminate the collaboration agreement if Ipsen challenges or opposes any patent covered by the collaboration agreement. Ipsen may terminate the collaboration agreement if the U.S. Food and Drug Administration (“FDA”) or EMA orders or requires substantially all cabozantinib clinical trials to be terminated. Ipsen also has the right to terminate the collaboration agreement on a region-by-region basis after the first commercial sale of cabozantinib in advanced RCC in the given region. Upon termination by either party, all licenses granted by us to Ipsen will automatically terminate, and, except in the event of a termination by Ipsen for our material breach, the licenses granted by Ipsen to us shall survive such termination and shall automatically become worldwide, or, if Ipsen terminated only for a particular region, then for the terminated region. Following termination by us for Ipsen’s material breach, or termination by Ipsen without cause or because we undergo a change of control by a party engaged in a competing program, Ipsen is prohibited from competing with us for a period of time.

Collaboration revenues under the collaboration agreement with Ipsen were as follows (in thousands):

	Year Ended December 31,
	2017	2016
Milestones achieved	$45,000	$20,000
Amortization of upfront payments and deferred milestone	18,531	13,284
Royalty revenue	3,831	175
Development cost reimbursements	4,417	—
Product supply agreement revenue	6,390	1,612
Cost of supplied product	(6,390)	(1,555)
Royalty payable to GSK on net sales by Ipsen	(1,987)	(264)
Collaboration revenues under the collaboration agreement with Ipsen	$69,792	$33,252
There were no such revenues for the year ended December 31, 2015. As of December 31, 2017, short-term and long-term deferred revenue relating to the collaboration agreement was $19.0 million and $210.2 million, respectively.
Takeda Collaboration
In January 2017, we entered into a collaboration and license agreement with Takeda for the commercialization and further clinical development of cabozantinib in Japan. Pursuant to the terms of the collaboration agreement, Takeda has exclusive commercialization rights for current and potential future cabozantinib indications in Japan. The parties have also agreed to collaborate on the future clinical development of cabozantinib in Japan. The operation and strategic direction of the parties’ collaboration is governed through a joint executive committee and appropriate subcommittees.
In consideration for the exclusive license and other rights contained in the collaboration agreement, we received a $50.0 million upfront nonrefundable payment from Takeda. The collaboration agreement contains multiple deliverables consisting of intellectual property licenses, delivery of products and/or materials containing cabozantinib to Takeda for all development and commercial activities, research and development services, and participation on the joint executive, development and commercialization committees (as defined in the collaboration agreement). We determined that these deliverables, other than the commercial supply and joint commercialization committee participation, are non-contingent in nature. The commercial supply deliverable was deemed contingent, primarily due to the fact that there is uncertainty around approval in Japan, which is dependent on successful clinical trial results from a study in Japanese patients. We also determined that the non-contingent deliverables do not have stand-alone value, because each one of them has value only if we meet our obligation as a whole to provide Takeda with research and development services, including clinical supply of cabozantinib under the collaboration agreement. Accordingly, we combined the non-contingent deliverables into a single unit of accounting and allocated the $50.0 million upfront fee to that combined unit of accounting. We also determined that the level of effort required of us to meet our obligations under the collaboration agreement is not expected to vary significantly over the development period of the collaboration agreement. As a result, the upfront payment of $50.0 million, received in the first quarter of 2017, has been recognized ratably over the development period of the collaboration agreement of approximately four years. We will adopt ASU 2014-09 using the modified retrospective method in the first quarter of fiscal year 2018, which will materially impact the timing of recognition of revenue for our collaboration agreement with Takeda. For information on our adoption of ASU 2014-09, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.
We are eligible to receive development, regulatory and first-sale milestone payments of up to $95.0 million related to second-line RCC, first-line RCC and second-line HCC, as well as additional development, regulatory and first-sale milestones payments for potential future indications. We determined that the development and regulatory milestones are substantive and will be recognized as revenue in the periods in which they are achieved. The collaboration agreement also provides that we are eligible to receive pre-specified payments of up to $83.0 million associated with potential sales milestones. We consider the contingent payments due to us upon the achievement of specified sales volumes to be similar to royalty payments. We will also receive royalties on net sales of cabozantinib in Japan. We are entitled to receive a tiered royalty of 15% to 24% on the initial $300.0 million of net sales, and after the initial $300.0 million of net sales, we are then entitled to receive a tiered royalty of 20% to 30% on annual net sales. These tiers will reset each calendar year.

Takeda is responsible for 20% of the costs associated with the global cabozantinib development plan’s current and future trials, provided Takeda opts into such trials, and 100% of costs associated with the cabozantinib development activities that are exclusively for the benefit of Japan. Pursuant to the terms of the collaboration agreement, we are responsible for the manufacture and supply of cabozantinib for all development and commercialization activities under the collaboration, and consequently, we entered into a clinical supply agreement covering the manufacture and supply of cabozantinib to Takeda, as well as a quality agreement setting forth, in detail, the quality assurance arrangements and procedures for our manufacture of cabozantinib. We will record reimbursements for development costs as revenue as the development services represent a part of our ongoing major or central operations.
Unless earlier terminated, the collaboration agreement has a term that continues, on a product-by-product basis, until the earlier of (i) two years after first generic entry with respect to such product in Japan or (ii) the later of (A) the expiration of patent claims related to cabozantinib and (B) the expiration of regulatory exclusivity covering cabozantinib in Japan. The collaboration agreement may be terminated for cause by either party based on uncured material breach by the other party, bankruptcy of the other party or for safety reasons. For clarity, Takeda’s failure to achieve specified levels of commercial performance, based upon sales volume and/or promotional effort, during the first six years of the collaboration shall constitute a material breach of the collaboration agreement. We may terminate the agreement if Takeda challenges or opposes any patent covered by the collaboration agreement. At any time prior to August 1, 2023, the parties may mutually agree to terminate the collaboration agreement if Japan’s Pharmaceuticals and Medical Devices Agency is unlikely to grant any approval of the marketing authorization application in any cancer indication in Japan. After the commercial launch of cabozantinib in Japan, Takeda may terminate the collaboration agreement upon twelve months’ prior written notice following the third anniversary of the first commercial sale of cabozantinib in Japan. Upon termination by either party, all licenses granted by us to Takeda will automatically terminate, and the licenses granted by Takeda to us shall survive such termination and shall automatically become worldwide.
Collaboration revenues under the collaboration agreement with Takeda were as follows (in thousands):

Year Ended December 31, 2017
Amortization of upfront payment	$10,377
Development cost reimbursements	4,320
Product supply agreement revenue	82
Collaboration revenues under the collaboration agreement with Takeda	$14,779
There were no such revenues for the year ended December 31, 2016 or 2015. As of December 31, 2017, short-term and long-term deferred revenue relating to the collaboration agreement was $11.3 million and $28.3 million, respectively.
Cobimetinib Collaboration
Genentech Collaboration
In December 2006, we out-licensed the further development and commercialization of cobimetinib to Genentech pursuant to a worldwide collaboration agreement. Under the terms of the collaboration agreement, we were responsible for developing cobimetinib through the determination of the maximum-tolerated dose in a phase 1 clinical trial, and Genentech had the option to co-develop cobimetinib, which Genentech could exercise after receipt of certain phase 1 data from us. In March 2008, Genentech exercised its option to co-develop cobimetinib, and in March 2009, we granted to Genentech an exclusive worldwide revenue-bearing license to cobimetinib, at which point Genentech became responsible for completing the phase 1 clinical trial and subsequent clinical development.
On November 10, 2015, the FDA approved cobimetinib, under the brand name COTELLIC, in combination with Zelboraf as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma. COTELLIC in combination with Zelboraf has also been approved in Switzerland, the EU, Canada, Australia, Brazil and multiple additional countries for use in the same indication. Prior to the FDA’s approval of COTELLIC, in November 2013, we exercised an option under the collaboration agreement to co-promote COTELLIC in the U.S., which allowed us to provide up to 25% of the total sales force for approved cobimentinib indications in the U.S. Between November 2015 and December 2017, we fielded 25% of the sales force promoting COTELLIC in combination with Zelboraf as a treatment for patients with BRAF mutation-positive advanced melanoma in the U.S. However, following a recent commercial review, commencing in January 2018, we and Genentech scaled back the personal promotion of COTELLIC in this indication in the U.S. This decision is not indicative of any change in our intention to promote COTELLIC for other therapeutic indications for which it may be approved in the future.
Under the terms of our collaboration agreement, as amended in July 2017, we share in the profits and losses received or incurred in connection with COTELLIC’s commercialization in the U.S. This profit and loss share has multiple tiers: we receive 50% of profits and losses from the first $200.0 million of U.S. actual sales, decreasing to 30% of profits and losses from U.S. actual sales in excess of $400.0 million. These tiers will reset each calendar year. The revenue for each sale of COTELLIC applied to the profit and loss statement for the collaboration agreement (the “Genentech Collaboration P&L”) is calculated using the average of the quarterly net selling prices of COTELLIC and any additional branded Genentech product(s) prescribed with COTELLIC in such sale. U.S. commercialization costs for COTELLIC are then applied to the Genentech Collaboration P&L, subject to reduction based on the number of Genentech products in any given combination including COTELLIC. In addition to our profit share in the U.S., under the terms of the collaboration agreement, we are entitled to low double-digit royalties on net sales of COTELLIC outside the U.S.
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
Collaboration revenues and U.S. (loss) net cost recovery under the collaboration agreement were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Collaboration revenues:
Royalty revenues on ex-U.S. sales of COTELLIC	$6,398	$2,827	$14
U.S. (loss) net cost recovery under the collaboration agreement included in Selling, general and administrative expenses	$(2,140)	$8,771	$(16,600)
In December 2016 Genentech stated that it changed, both retroactively and prospectively, the manner in which it allocates promotional expenses of the COTELLIC plus Zelboraf combination therapy. As a result of Genentech’s decision to change its cost allocation approach, we were relieved of our obligation to pay certain disputed costs that had been accrued by us; we were also able to invoice Genentech for certain expenses, with interest, that we had previously paid. Accordingly, during the year ended December 31, 2016, we offset Selling, general and administrative expenses with a $13.3 million recovery of disputed losses that we had recognized and recorded prior to 2016 and also recognized a loss under the collaboration agreement of $4.5 million for 2016 activities, resulting in a net cost recovery of $8.8 million.
Other Collaborations
We have established collaborations with other leading pharmaceutical and biotechnology companies, including BMS, Daiichi Sankyo Company Limited (“Daiichi Sankyo”), Roche, Merck (known as MSD outside of the U.S. and Canada) and Sanofi, for various compounds and programs in our portfolio. Pursuant to these collaborations, we have fully out-licensed compounds or programs to a partner for further development and commercialization. Under each of our collaborations, we are entitled to receive milestones and royalties.
With respect to our partnered compounds, other than cabozantinib and cobimetinib, we are eligible to receive potential contingent payments totaling approximately $1.9 billion in the aggregate on a non-risk adjusted basis, of which 9% are related to clinical development milestones, 49% are related to regulatory milestones and 42% are related to commercial milestones, all to be achieved by the various licensees, which may not be paid, if at all, until certain conditions are met.
Daiichi Sankyo
In March 2006, we entered into a collaboration agreement with Daiichi Sankyo for the discovery, development and commercialization of novel therapies targeted against the mineralocorticoid receptor (“MR”), a nuclear hormone receptor implicated in a variety of cardiovascular and metabolic diseases. Under the terms of the agreement, we granted to Daiichi Sankyo an exclusive, worldwide license to certain intellectual property primarily relating to compounds that modulate MR, including CS-3150/esaxerenone (a specific rotational isomer of XL550). Daiichi Sankyo is responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds and we do not have rights to reacquire such compounds, except as described below. In September 2017, Daiichi Sankyo reported positive top-line results from the phase 3 pivotal trial of CS-3150/esaxerenone and communicated its intention to submit a Japanese regulatory application for CS-3150/esaxerenone for an essential hypertension indication in the first quarter of 2018.
We are eligible to receive additional development, regulatory and commercialization milestone payments of up to $130.0 million. In addition, we are entitled to receive royalties on any sales of certain products commercialized under the collaboration. Daiichi Sankyo may terminate the agreement upon ninety days’ written notice in which case Daiichi Sankyo’s payment obligations would cease, its license relating to compounds that modulate MR would terminate and revert to us and we would receive, subject to certain terms and conditions, licenses from Daiichi Sankyo to research, develop and commercialize compounds that were discovered under the collaboration.
We recognized contract revenues of $15.0 million for milestone payments during the year ended December 31, 2016 under our collaboration agreement with Daiichi Sankyo. We did not recognize any such revenue during the years ended December 31, 2017 or 2015.
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
Merck
In December 2011, we entered into an agreement with Merck pursuant to which we granted Merck an exclusive worldwide license to our phosphoinositide-3 kinase-delta (“PI3K-d”) program, including XL499 and other related compounds. Pursuant to the terms of the agreement, Merck has sole responsibility to research, develop, and commercialize compounds from our PI3K-d program.
We are eligible to receive additional payments associated with the successful achievement of potential development and regulatory milestones for multiple indications of up to $231.0 million. We will also be eligible to receive payments for combined sales performance milestones of up to $375.0 million and royalties on net-sales of products emerging from the agreement.
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
We recognized contract revenues of $5.0 million and $3.0 million for milestone payments during the years ended December 31, 2016 and 2015, respectively, under our collaboration agreement with Merck. We did not recognize any such revenue during the year ended December 31, 2017.

Bristol-Myers Squibb
Previously Untreated Advanced RCC, Bladder Cancer and Previously Treated HCC Combination Studies
In February 2017, we entered into a clinical trial collaboration agreement with BMS for the purpose of evaluating the combination of cabozantinib and nivolumab with or without ipilimumab in various tumor types, including, in RCC, HCC and bladder cancer. To date, CheckMate 9ER, a phase 3 pivotal trial in previously untreated, advanced or metastatic RCC, and CheckMate 040, a phase 1/2 trial in both previously treated and previously untreated advanced HCC evaluating these combinations has been initiated. Pursuant to the terms of the collaboration agreement, each party will grant to the other a non-exclusive, worldwide (within the collaboration territory as defined in the collaboration agreement), non-transferable, royalty-free license to use the other party’s compounds in the conduct of each clinical trial. The parties’ efforts are governed through a joint development committee established to guide and oversee the collaboration’s operation. Each trial will be conducted under a combination Investigational New Drug Application, unless otherwise required by a regulatory authority. Each party will be responsible for supplying drug product for the applicable clinical trial in accordance with the terms of the supply agreement entered into between the parties in April 2017, and costs for each such trial will be shared equally between the parties, unless two BMS compounds will be utilized in such trial, in which case BMS will bear two-thirds of the costs and we will bear one-third of the costs for such study treatment arms. Unless earlier terminated, the BMS collaboration agreement will remain in effect until the completion of all clinical trials under the collaboration, all related trial data has been delivered to both parties and the completion of any then agreed upon analysis. Ipsen has opted in to participate in both trials (though Ipsen will not be co-funding the triplet arm of the study evaluating cabozantinib with nivolumab and ipilimumab) and will have access to the results to support potential future regulatory submissions. Ipsen may also participate in future studies at its choosing.
ROR Collaboration
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
We are eligible for additional development and regulatory milestone payments of up to $240.0 million in the aggregate and commercialization milestones of up to $150.0 million in the aggregate, as well as royalties on commercial net sales, depending on the advancement of the product candidate and eventual product.
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
We recognized contract revenues of $12.5 million for milestone payments during the year ended December 31, 2017 under our collaboration agreement with BMS. We did not recognize any such revenue during the years ended December 31, 2016 or 2015.
Sanofi
In May 2009, we entered into a global license agreement with Sanofi for SAR245408 (XL147) and SAR245409 (XL765), leading inhibitors of phosphoinositide-3 kinase (“PI3K”), and a broad collaboration for the discovery of inhibitors of PI3K for the treatment of cancer. The license agreement and collaboration agreement became effective on July 7, 2009.
Under the license agreement, Sanofi received a worldwide exclusive license to SAR245408 (XL147) and SAR245409 (XL765), which entered into a series of phase 1, phase 1b/2 or phase 2 clinical trials, and has sole responsibility, including funding, for all subsequent clinical, regulatory, commercial and manufacturing activities. We were notified by Sanofi that the initial clinical trials involving XL147 or XL765 have been terminated or are in the process of concluding, and that Sanofi is still considering whether to initiate any further trials. We are eligible to receive contingent payments associated with development, regulatory and commercial milestones under the license agreement of $745.0 million in the aggregate, as well as royalties on sales of any products commercialized under the license. Sanofi may, upon certain prior notice to us, terminate the license as to products containing SAR245408 (XL147) and SAR245409 (XL765). In the event of such termination election, Sanofi’s license relating to such product would terminate and revert to us, and we would receive, subject to certain terms, conditions and potential payment obligations, licenses from Sanofi to research, develop and commercialize such products.
We did not recognize any revenue under our collaboration agreement with Sanofi during the three years ended December 31, 2017, 2016 and 2015.
GlaxoSmithKline
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
Royalties accruing to GSK in connection with the sales of COMETRIQ and CABOMETYX were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Royalties accruing to GSK	$12,413	$4,334	$1,029
Royalties accruing to GSK are included in Cost of goods sold for net sales by us and as a reduction of Collaboration revenues for net sales by Ipsen on the accompanying Consolidated Statements of Operations.
NOTE 3. INVESTMENTS
Investments Available-for-Sale
Cash equivalents and investments by security type were as follows. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$45,478	$—	$—	$45,478
Commercial paper	199,647	—	—	199,647
Corporate bonds	179,336	18	(332)	179,022
U.S. Treasury and government sponsored enterprises	16,295	—	(32)	16,263
Total	$440,756	$18	$(364)	$440,410

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$71,457	$—	$—	$71,457
Commercial paper	165,375	—	—	165,375
Corporate bonds	152,712	3	(308)	152,407
U.S. Treasury and government sponsored enterprises	70,730	11	(14)	70,727
Total	$460,274	$14	$(322)	$459,966
Gains and losses on the sales of investments available-for-sale were nominal or zero during the years ended December 31, 2017, 2016 and 2015.
The fair value and gross unrealized losses of investments available-for-sale in an unrealized loss position were as follows (in thousands):

	December 31, 2017
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$140,746	$(296)	$20,047	$(36)	$160,793	$(332)
U.S. Treasury and government sponsored enterprises	13,611	(23)	2,651	(9)	16,262	(32)
Total	$154,357	$(319)	$22,698	$(45)	$177,055	$(364)

	December 31, 2016
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$140,559	$(305)	$3,001	$(3)	$143,560	$(308)
U.S. Treasury and government sponsored enterprises	27,657	(14)	—	—	27,657	(14)
Commercial paper (1)	998	—	—	—	998	—
Total	$169,214	$(319)	$3,001	$(3)	$172,215	$(322)
____________________

(1)	Gross unrealized losses on commercial paper were less than $1 thousand.
There were 134 and 86 investments in an unrealized loss position as of December 31, 2017 and 2016, respectively. During the years ended December 31, 2017, 2016 and 2015 we did not record any other-than-temporary impairment charges on our available-for-sale securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk, but were primarily associated with changes in interest rates. Based on the scheduled maturities of our investments and our determination that it was more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis, we concluded that the unrealized losses in our investment securities were not other-than-temporary.
The fair value of cash equivalents and investments by contractual maturity were as follows (in thousands):

	December 31,
	2017	2016
Maturing in one year or less	$377,155	$404,365
Maturing after one year through five years	63,255	55,601
Total	$440,410	$459,966

Cash is excluded from the table above. The classification of certain restricted investments was dependent upon the term of the underlying restriction on the asset and not the maturity date of the investment. As a result, certain investments with contractual maturities within one year were classified as long-term restricted cash and investments.
As of December 31, 2016, we were required to maintain compensating balances of $81.6 million in connection with our term loan payable to Silicon Valley Bank, which was included in short-term investments on the accompanying Consolidated Balance Sheet; as a result of our repayment of the term loan, the compensating balance requirement was terminated in March 2017.
Other Cost Method Equity Investments
During the years ended December 31, 2017 and 2016 we recognized gains of $3.0 million and $2.5 million, respectively, related to the August 2016 sale of our 9% interest in Akarna Therapeutics, Ltd. (“Akarna”) to Allergan Holdco UK Limited (“Allergan”). We acquired our interest in Akarna in 2015 in exchange for intellectual property rights related to the Exelixis discovered compound XL335. The gain on sale was included in Other expenses, net on the accompanying Consolidated Statements of Operations. We are eligible to earn additional such gains in the future as Allergan continues its development of XL335. The gain on sale of other cost method equity investments was nominal during the year ended December 31, 2015.
NOTE 4. INVENTORY
Inventory consisted of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$498	$863
Work in process	3,997	2,343
Finished goods	2,854	738
Total	$7,349	$3,944

Balance Sheet classification:
Inventory	$6,657	$3,338
Other long-term assets	692	606
Total	$7,349	$3,944
A portion of the manufacturing costs for inventory was incurred prior to regulatory approval of CABOMETYX and COMETRIQ and therefore was expensed as research and development costs when those costs were incurred, rather than capitalized as inventory. Write-downs related to excess and expiring inventory are charged to either Cost of goods sold or the cost of supplied product included in Collaboration revenues. Such write-downs were $1.2 million, $0.5 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Inventory expected to be used or sold in periods more than 12 months from the date presented is classified as Other long-term assets on the accompanying Consolidated Balance Sheets. As of December 31, 2017, the non-current portion of inventory consisted of finished goods. As of December 31, 2016, the non-current portion of inventory consisted of raw materials and a portion of the active pharmaceutical ingredient that was included in work in process inventories.

NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment were as follows (in thousands):

	December 31, 2017	December 31, 2016
Computer equipment and software	$14,146	$13,738
Laboratory equipment	5,959	4,310
Leasehold improvements	4,715	6,646
Furniture and fixtures	1,609	2,240
Construction in progress	22,114	19
	48,543	26,953
Less: accumulated depreciation and amortization	(22,800)	(24,882)
Property and equipment, net	$25,743	$2,071
Depreciation expense was $1.2 million, $1.0 million and $1.4 million during the years ended December 31, 2017, 2016 and 2015, respectively.
Build-to-Suit Lease
On May 2, 2017, we entered into a Lease Agreement (the “Lease”) with Ascentris 105, LLC (“Ascentris”), to lease 110,783 square feet of space in office and research facilities located at 1751, 1801, and 1851 Harbor Bay Parkway, Alameda, California (the “Premises”). On October 16, 2017, we executed an amendment to the Lease for 19,778 square feet of additional space located at the Premises with terms consistent with the original Lease. See “Note 12. Commitments” for a description of the Lease.
In connection with the Lease, we received a tenant improvement allowance of $7.7 million from Ascentris, for the costs associated with the design, development and construction of tenant improvements for the Premises. We are obligated to fund all costs incurred in excess of the tenant improvement allowance and to certain indemnification obligations related to the construction activities. We evaluated our involvement during the construction period and determined the scope of the tenant improvements on portions of the Premises including the building shells did not qualify as “normal tenant improvements” under Accounting Standards Codification (“ASC”) Topic 840, Leases. Accordingly, for accounting purposes, we are the deemed owner of such portions of the Premises during the construction period. As such, we will capitalize the construction costs as a build-to-suit property within property and equipment, net, including the estimated fair value of the building shells that we are deemed to own at the lease inception date, as determined using a third-party appraisal. The capitalized construction costs will also include the estimated tenant improvements incurred by Ascentris. Accordingly, we capitalized $14.5 million of costs related to the Lease in construction in progress as of May 2, 2017, with a corresponding build-to-suit lease obligation in Other long-term liabilities. As of December 31, 2017, we have capitalized an additional $6.6 million of construction in progress for tenant improvements related to the Premises. As of December 31, 2017, we have also prepaid an additional $11.1 million for future constructions costs which is included in Other long-term assets on the accompanying Consolidated Balance Sheets.
Once the construction is complete, we will consider the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to Ascentris, as evidenced by a lack of continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback accounting treatment, the building assets will remain on the accompanying Consolidated Balance Sheets at their historical cost.

NOTE 6. DEBT
The amortized carrying amount of our debt was as follows (in thousands):

	December 31,
	2017	2016
Convertible notes	$—	$109,122
Term loan payable	—	80,000
Total debt	$—	$189,122
The balance of unamortized fees and costs was $0.4 million as of December 31, 2016, which was recorded as a reduction of the carrying amount of the Convertible notes on the accompanying Consolidated Balance Sheet.
Convertible notes
Secured Convertible Notes due 2018 (“Deerfield Notes”)
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
Prior to our early repayment of the Deerfield Notes, the outstanding principal amount of the notes bore interest at the rate of 7.5% per annum to be paid in cash, quarterly in arrears, and 7.5% per annum to be paid in kind, quarterly in arrears, for a total interest rate of 15% per annum.
4.25% Convertible Senior Subordinated Notes due 2019 (“2019 Notes”)
Between August and November 2016, all $287.5 million aggregate principal amount outstanding under the 2019 Notes was either converted into 54,009,279 shares of common stock or redeemed for $0.6 million in cash. In addition, certain holders received inducements of $6.0 million which included an aggregate cash payment of $2.4 million and $3.6 million in accrued interest payments which would have been payable if the notes had not been exchanged. Under the terms of the indenture for the 2019 Notes, certain holders who exchanged their notes on August 9, 2016 would have been required to repay the interest payment they received as holders of record on August 1. The exchange transactions were structured such that the holders were not required to repay this interest. We have included those payments as an additional inducement and as financing activities on the accompanying Consolidated Statement of Cash Flows. A summary of loss on extinguishment of debt for the conversion and redemption of the 2019 Notes was as follows (in thousands):

Year Ended December 31, 2016
Cash inducements	$2,394
Waiver of requirement to repay interest, described above	3,572
Difference between the total settlement consideration attributed to the liability component of the 2019 Notes and the net carrying value of the liability	7,338
Unamortized discount on redeemed notes	83
Third-party costs	514
Loss on extinguishment of debt	$13,901
The stock issuance on the conversion of the notes resulted in an increase to common stock and additional paid-in capital of $592.7 million. A portion of the settlement consideration transferred to the holders of the notes was allocated to the reacquisition of the conversion option embedded in the notes, which resulted in a $342.7 million reduction of additional paid-in capital.
Prior to the extinguishment of the 2019 Notes, the outstanding principal amount of the notes bore interest at a rate of 4.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year.

Term loan payable
On March 29, 2017, we repaid all amounts outstanding under our term loan payable to Silicon Valley Bank. The repayment included $80.0 million in principal plus $0.1 million in accrued and unpaid interest. There was no gain or loss on the extinguishment of debt as a result of the repayment of the term loan.
Prior to our early repayment of the term loan payable, the outstanding principal amount of the loan bore interest at the rate of 1.0% per annum, which was due and payable monthly.
As of December 31, 2016, we were required to maintain compensating balances of $81.6 million in connection with our term loan payable to Silicon Valley Bank, which was included in short-term investments on the accompanying Consolidated Balance Sheet; as a result of our repayment of the term loan, the compensating balance requirement was terminated in March 2017.
NOTE 7. COMMON STOCK AND WARRANTS
Conversion of Debt into Common Stock
Between August and November 2016, we issued 54,009,279 shares of our common stock pursuant to the conversion of $286.9 million of aggregate principal amount of the 2019 Notes. The conversions resulted in a $253.1 million increase to shareholder’s equity and a $13.9 million loss on extinguishment of debt. See “Note 6. Debt” for more information on the conversion of the 2019 Notes.
Sale of Shares of Common Stock
In July 2015, we completed a registered underwritten public offering of 28,750,000 shares of our common stock, including 3,750,000 shares issued under the underwriters’ 30-day option to buy shares, at a price of $5.40 per share pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission, which was filed and automatically became effective on July 1, 2015. We received $145.6 million in net proceeds from the offering after deducting the underwriting discount and other expenses.
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
On September 11, 2017, we issued an aggregate of 877,451 shares of common stock pursuant to the cashless exercises of the 2014 Warrants issued to an accredited investor transferee. The number of shares issued upon exercise was net of 122,549 shares withheld to effect the cashless exercise of the 2014 Warrants in accordance with their terms. As of December 31, 2017, there are no remaining warrants outstanding.
NOTE 8. STOCK-BASED COMPENSATION
The allocation of stock-based compensation for our equity incentive plans and our Employee Stock Purchase Plan (the “ESPP”) was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$7,569	$9,366	$11,691
Selling, general and administrative	16,369	13,546	10,286
Total stock-based compensation	$23,938	$22,912	$21,977
We have several equity incentive plans under which we have granted stock options and RSUs to employees, directors and consultants. At December 31, 2017, 20,328,545 shares were available for grant under our equity incentive plans. The Board of Directors or a designated Committee of the Board is responsible for administration of our equity incentive plans and determines the term, exercise price and vesting terms of each grant. Stock options have a four-year vesting term, an exercise price equal to the fair market value on the date of grant, and a seven year life from the date of grant. Stock options issued prior to May 2011 have a ten year life from the date of grant. RSUs granted to our employees generally vest annually over a four year term.
We have adopted a Change in Control and Severance Benefit Plan for executives and certain non-executives. Eligible Change in Control and Severance Benefit Plan participants include employees with the title of vice president and above. If a participant’s employment is terminated without cause during a period commencing one month before and ending thirteen months following a change in control, as defined in the plan document, then the Change in Control and Severance Benefit Plan participant is entitled to have the vesting of all of such participant’s stock options accelerated with the exercise period being extended to no more than one year.
We have an ESPP that allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each six month purchase period. Compensation expense related to our ESPP was $1.6 million, $1.0 million, and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had 5,052,500 shares available for issuance under our ESPP. Pursuant to the ESPP, we issued 434,523 shares, 559,936 shares, and 324,315 shares of common stock at an average price per share of $11.20, $3.91 and $1.75 during the years ended December 31, 2017, 2016 and 2015, respectively. Cash received from purchases under the ESPP in the years ended December 31, 2017, 2016 and 2015 was $4.9 million, $2.2 million and $0.6 million, respectively.
We use the Black-Scholes Merton option pricing model to value our stock options. The weighted average grant-date fair value of our stock option grants and ESPP purchases were as follows:

	Year Ended December 31,
	2017	2016	2015
Stock options	$11.42	$4.77	$2.55
ESPP	$6.00	$2.17	$1.20
The grant-date fair value of employee stock option grants and ESPP purchases was estimated using the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Stock options:
Risk-free interest rate	1.98%	1.15%	1.22%
Dividend yield	—%	—%	—%
Volatility	59%	76%	93%
Expected life	4.5 years	4.4 years	4.5 years
ESPP:
Risk-free interest rate	1.09%	0.55%	0.15%
Dividend yield	—%	—%	—%
Volatility	58%	65%	98%
Expected life	6 months	6 months	6 months
We considered implied volatility as well as our historical volatility in developing our estimates of expected volatility. The assumptions for the expected life of stock options were based on historical exercise patterns and post-vesting termination behavior.

Stock option activity for the year ended December 31, 2017 was as follows (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	24,999,665	$4.91
Granted	2,166,110	$23.43
Exercised	(4,469,203)	$3.91
Forfeited	(229,793)	$8.09
Expired	(258,333)	$9.91
Options outstanding at December 31, 2017	22,208,446	$6.83	4.05 years	$523,448
Exercisable at December 31, 2017	16,158,740	$4.51	3.46 years	$418,304
As of December 31, 2017, $39.7 million of unrecognized compensation expense related to stock options will be recognized over a weighted-average period of 2.57 years.
The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2017 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. The total intrinsic value of options exercised was $85.2 million, $50.0 million and $2.9 million during the years ended December 31, 2017, 2016 and 2015, respectively. Cash received from option exercises during the years ended December 31, 2017, 2016 and 2015 was $17.6 million, $25.3 million and $10.9 million, respectively. The total estimated fair value of employee options vested and recorded as expense during the years ended December 31, 2017, 2016 and 2015 was $13.1 million, $13.4 million and $18.9 million, respectively.
In April 2016, March 2016 and July 2015, the Compensation Committee of the Board of Directors of Exelixis convened to determine we had met certain performance objectives for performance-based stock options granted to employees in 2013, 2014 and 2015. As a result of these determinations, 5,870,303 and 6,982,613 performance-based stock options vested during the years ended December 31, 2016 and 2015, respectively. During the years ended December 31, 2016 and 2015 we recognized $4.1 million and $13.2 million in stock-based compensation for those performance-based stock option grants. We did not have any performance-based stock options outstanding during the year ended December 31, 2017 and therefore, did not record any stock-based compensation for performance-based stock options during the year.
The fair value of RSUs was determined based on the value of the underlying common stock on the date of grant. The expenses relating to RSUs are recognized over their vesting period. A summary of all RSU activity were as follows (dollars in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Awards outstanding at December 31, 2016	2,469,791	$8.69
Awarded	2,137,817	$24.60
Vested and released	(708,541)	$7.97
Forfeited	(136,077)	$11.48
Awards outstanding at December 31, 2017	3,762,990	$17.76	1.95 years	$114,395
As of December 31, 2017, $61.2 million of unrecognized compensation expense related to employee RSUs will be recognized over a weighted-average period of 3.20 years.

401(k) Retirement Plan
We sponsor the Exelixis, Inc. 401(k) Plan (the “401(k) Plan”) whereby eligible employees may elect to contribute up to the lesser of 50% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. We make matching contributions in the form of our common stock of 100% of the first 3% of each participant’s contributions into the 401(k) Plan. We recorded compensation expense related to the stock match of $1.7 million, $1.1 million, and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, 231,090 shares were available for issuance under the 401(k) Plan.
NOTE 9. INCOME TAXES
The Provision for income taxes was based on the following income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$158,577	$(70,222)	$(150,846)
Foreign	—	—	(10,843)
Income (loss) before income taxes	$158,577	$(70,222)	$(161,689)
The Provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	4,350	—	55
Total current tax expense	4,350	—	55
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred tax expense	—	—	—
Provision for income taxes	$4,350	$—	$55
The Provision for income taxes for the year ended December 31, 2017 primarily relates to state taxes in jurisdictions outside of California, for which we do not have net operating loss carry-forwards due to a limited operating history. Our historical losses are sufficient to fully offset any federal taxable income. The Provision for income taxes for the year ended December 31, 2016 related to state minimum and franchise taxes and were nominal. The Provision for income taxes for the year ended December 31, 2015 relates to state minimum and franchise tax expenses as well as true ups related to prior year tax returns.
The reconciliation of income taxes at the statutory federal income tax rate to our Provision for income taxes included on the accompanying Consolidated Statements of Operations was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S. federal income tax provision (benefit) at statutory rate	$53,916	$(23,876)	$(54,974)
Change in valuation allowance	(34,266)	6,377	51,421
State tax expense	8,282	6,520	55
Debt extinguishment	—	4,726	—
Non-deductible interest	1,367	2,680	3,308
Stock-based compensation	(20,548)	3,155	195
Other	(4,401)	418	50
Provision for income taxes	$4,350	$—	$55

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.
Our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry-forwards	$244,205	$471,327
Book over tax depreciation and amortization	39,472	70,617
Tax credit and charitable contribution carry-forwards	66,770	64,367
Deferred revenue	53,543	—
Amortization of deferred stock compensation – non-qualified	8,966	14,780
Accruals and reserves not currently deductible	4,914	8,117
Other assets	1,088	106
Total deferred tax assets	418,958	629,314
Valuation allowance	(418,958)	(629,062)
Net deferred tax assets	—	252
Deferred tax liabilities:
Unrealized gains on derivatives and other liabilities	—	(252)
Total deferred tax liabilities	—	(252)
Net deferred taxes	$—	$—
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. The Tax Cuts and Jobs Act contains significant changes to corporate taxation, including among other items, a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. As a result of the signing of the Tax Cuts and Jobs Act, we recorded a $184.8 million reduction of our deferred tax assets along with a corresponding reduction of our valuation allowance. The Tax Cuts and Jobs Act could be amended or subject to technical correction, which could change the financial impacts that were recorded at December 31, 2017, or are expected to be recorded in future periods. Additionally, further guidance may be forthcoming from the FASB and the Securities and Exchange Commission, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts.
ASC Topic 740 (“ASC 740”) requires that the tax benefit of net operating losses, temporary differences and credit carry forwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carry forward period. Because of our recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely (as defined in ASC 740) to be realized and, accordingly, has provided a valuation allowance. The valuation allowance decreased by $210.1 million during 2017 and increased by $92.7 million and $7.9 million during 2016 and 2015, respectively.
At December 31, 2017, we had federal net operating loss carry-forwards of approximately $1,105 million which expire in the years 2024 through 2036, and federal business tax credits of approximately $83 million which expire in the years 2020 through 2037. We also had state net operating loss carry-forwards of approximately $424 million, which expire in the years 2028 through 2036, and California research and development tax credits of approximately $28 million, which have no expiration.
Under the Internal Revenue Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carry-forwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carry-forwards before utilization. We completed a Section 382 study through December 31, 2017, and concluded that an ownership change, as defined under Section 382, had not occurred.

ASC 740 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$61,809	$88,638	$58,215
Change relating to prior year provision	247	(29,110)	21,696
Change relating to current year provision	17,378	2,304	8,727
Reductions based on the lapse of the applicable statutes of limitations	(92)	(23)	—
Ending balance	$79,342	$61,809	$88,638
We do not anticipate that the amount of unrecognized tax benefits existing as of December 31, 2017 will significantly decrease over the next 12 months.
We file U.S. and state income tax returns in jurisdictions with varying statues of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 1999 through 2016 tax years generally remain subject to examination by federal and most state tax authorities to the extent net operating losses and credits generated during these periods are being utilized in the open tax periods.
NOTE 10. NET INCOME (LOSS) PER SHARE
The computation of basic and diluted net income (loss) per share was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss)	$154,227	$(70,222)	$(161,744)
Net income allocated to participating securities	(367)	—	—
Net income allocable to common stock for basic net income (loss) per share	153,860	(70,222)	(161,744)
Adjustment to net income allocated to participating securities	22	—	—
Net income allocable to common stock for diluted net income (loss) per share	$153,882	$(70,222)	$(161,744)
Denominator:
Weighted-average shares of common stock outstanding used in computing basic net income (loss) per share	293,588	250,531	209,227
Dilutive securities:
Outstanding stock options, unvested RSUs and ESPP contributions	18,415	—	—
Weighted-average shares of common stock outstanding and dilutive securities used in computing diluted net income (loss) per share	312,003	250,531	209,227

Net income (loss) per share, basic	$0.52	$(0.28)	$(0.77)
Net income (loss) per share, diluted	$0.49	$(0.28)	$(0.77)
The 2014 Warrants were participating securities and the warrant holders did not have a contractual obligation to share in our losses. See “Note 7. Common Stock and Warrants” for a description of the 2014 Warrants.

Potentially dilutive shares of common stock not included in the computation of diluted net income (loss) per share because to do so would be anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Outstanding stock options, unvested RSUs and ESPP contributions	1,645	27,568	28,470
Deerfield Notes	—	33,890	33,890
2014 Warrants	—	1,000	1,000
2019 Notes	—	—	54,118
Total potentially dilutive shares	1,645	62,458	117,478
The Deerfield Notes were repaid in June 2017. The 2014 Warrants were exercised in September 2017. The 2019 Notes were converted or redeemed between August and November 2016.
NOTE 11. FAIR VALUE MEASUREMENTS
The classification of our financial assets within the fair value hierarchy that were measured and recorded at fair value on a recurring basis were as follows. The amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	December 31, 2017
	Level 1	Level 2	Total
Money market funds	$45,478	$—	$45,478
Commercial paper	—	199,647	199,647
Corporate bonds	—	179,022	179,022
U.S. Treasury and government sponsored enterprises	—	16,263	16,263
Total financial assets	$45,478	$394,932	$440,410

	December 31, 2016
	Level 1	Level 2	Total
Money market funds	$71,457	$—	$71,457
Commercial paper	—	165,375	165,375
Corporate bonds	—	152,407	152,407
U.S. Treasury and government sponsored enterprises	—	70,727	70,727
Total financial assets	$71,457	$388,509	$459,966
We did not have any financial liabilities measured and recorded at fair value on a recurring basis as of those dates. We did not have any financial assets or liabilities classified as Level 3 in the fair value hierarchy as of December 31, 2017 or December 31, 2016 and there were no transfers of financial assets or liabilities classified as Level 3 during the years ended December 31, 2017 or 2016.
The estimated fair value of our financial instruments that are carried at amortized cost was as follows (in thousands):

	December 31, 2016
	Carrying Amount	Fair Value
Convertible notes	$109,122	$121,220
Term loan payable	$80,000	$79,784
The carrying amounts of cash, trade and other receivables, accounts payable, accrued collaboration liability, accrued compensation and benefits, accrued clinical trial liabilities, rebates fees due customers, and other liabilities approximate their fair values and are excluded from the tables above. We had no additional financial instruments carried at amortized cost as of December 31, 2017.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

•
When available, we value investments based on quoted prices for those financial instruments, which is a Level 1 input. Our remaining investments are valued using third-party pricing sources, which use observable market prices, interest rates and yield curves observable at commonly quoted intervals for similar assets as observable inputs for pricing, which is a Level 2 input.

•
We estimated the fair value of our debt instruments using the net present value of estimated future cash flows through maturity. For the Deerfield Notes, we used a discount rate of 9.5%, which we estimated as our current borrowing rate for similar debt as of December 31, 2016, which is a Level 3 input. For the term loan payable, we used an interest rate that is consistent with money-market rates that would have been earned on our non-interest-bearing compensating balances as our discount rate, which is a Level 2 input.

Financial Assets, Liabilities and Equity Measured on a Nonrecurring Basis
In connection with the conversions of our 2019 Notes during 2016, we were required to determine the fair value of the settlement consideration received by the holders and the fair value of the liability component of the 2019 Notes, as of the various settlement dates of the conversions. The following methods and assumptions were used to estimate the fair value of those financial instruments:

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

NOTE 12. COMMITMENTS
Leases
On May 2, 2017, we entered into a Lease with Ascentris for an aggregate of 110,783 square feet of space in office and research facilities located at the Premises in Alameda, California. We also have the right to make certain tenant improvements to the space leased on the Premises. The Lease has an initial term of 10 years with a target commencement date of February 1, 2018, and, subject to a partial twelve-month rent abatement period, rent payments will begin upon the target commencement date. We have two five-year options to extend the Lease and a one-time option to terminate the Lease without cause on the last day of the 8th year of the initial term. The Lease further provides that we are obligated to pay to Ascentris certain costs, including taxes and operating expenses. We also have a right of first offer to lease certain additional space, in the aggregate of approximately 170,000 square feet of space, as that additional space becomes available over the remainder of the initial term at 1601, 1701, 1751, and 1801 Harbor Bay Parkway, Alameda, California at a market rate determined according to the Lease.
We are deemed, for accounting purposes only, to be the owner of portions of the Premises, including two building shells, even though we are not the legal owner. See “Note 5. Property and Equipment - Build-to-Suit Lease” for a further description of the accounting for that portion of the Premises.
On May 2, 2017, we also entered into an Agreement for Conditional Option to Amend Lease (the “Optional Amendment Agreement”) with Ascentris. Under the terms of the Optional Amendment Agreement, a current tenant (the “Tenant”) occupying approximately 16,343 square feet of the facility located at 1801 Harbor Bay Parkway was given the option to relocate to another building on the premises or terminate their current lease early, requiring them to relocate within six months from the termination date. Under the terms of the Optional Amendment Agreement, we would reimburse Ascentris for the first $1.5 million of costs incurred to induce the Tenant to relocate. In August 2017, the Tenant communicated to Ascentris that they were terminating their lease early. During 2017, we recorded a $1.4 million expense for our anticipated reimbursement of costs to Ascentris for the Tenant’s relocation of which $1.2 million remains payable as of December 31, 2017. On October 16, 2017, we executed an amendment to the Lease for an additional 19,778 square feet of space located on the Premises, which includes the space vacated by the Tenant, with terms consistent with the original Lease. Including the amendment, we are obligated to make lease payments totaling $28.5 million over the Lease term.

We also lease two buildings in South San Francisco, California with a total area of 116,063 square feet, the lease for which expires in July 2018.
As of December 31, 2017, the aggregate future minimum lease payments under our leases were as follows (in thousands):

	Operating leases	Other financing obligations (1)
Year ending December 31,
2018	$2,864	$800
2019	664	1,905
2020	684	2,129
2021	694	2,213
2022	704	2,282
Thereafter	3,730	12,164
	$9,340	$21,493
____________________

(1)	Other financing obligations includes payments related to our build-to-suit lease.
Rent expense and sublease income were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Gross rental expense	$6,160	$9,676	$13,942
less: Sublease income	(1,225)	(3,553)	(5,205)
Net rental expense	$4,935	$6,123	$8,737
Letters of Credit and Restricted Cash
We obtained a standby letter of credit related to our South San Francisco lease with a credit limit of $0.5 million at both December 31, 2017 and 2016. We obtained two standby letters of credit related to a workers compensation insurance policy with a combined credit limit of $0.6 million at both December 31, 2017 and 2016. We obtained two standby letters of credit related to the Lease with Ascentris for a combined credit limit of $1.0 million at December 31, 2017. All of the letters of credit are fully collateralized by certificates of deposit. As of December 31, 2017, none of our letters of credit have been drawn upon.
As part of a purchasing card program we initiated during 2007, we were required to provide collateral in the form of certificates of deposit. The collateral requirement at both December 31, 2017 and 2016 was $3.0 million.
The certificate of deposit used to collateralize the standby letter of credit related to our South San Francisco lease was included in short-term restricted cash and investments. The certificates of deposit used to collateralize all other letters of credit and the purchase card program were included in long-term restricted cash and investments.
NOTE 13. SEGMENT INFORMATION
We operate in one business segment which focuses on discovery, development and commercialization of new medicines to improve care and outcomes for people with cancer. Our Chief Executive Officer, as the chief operating decision-maker, manages and allocates resources to our operations on a total consolidated basis. Consistent with this decision-making process, our Chief Executive Officer uses consolidated, single-segment financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. Enterprise-wide disclosures about product sales, revenues from major customers, revenues and long-lived assets by geographic area are presented below.

Net product revenues by product were as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
CABOMETYX	$324,000	$93,481	$—
COMETRIQ	25,008	41,894	34,158
Net product revenues	$349,008	$135,375	$34,158
The percentage of total revenues recognized by customer that represent 10% or more of total revenues was as follows:

	Year Ended December 31,
	2017	2016	2015
Diplomat Specialty Pharmacy	18%	33%	83%
Caremark L.L.C.	16%	9%	—%
Ipsen	15%	17%	—%
Accredo Health, Incorporated	11%	9%	—%
Affiliates of McKesson Corporation	11%	7%	—%
Revenues earned by geographic region were as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S.	$367,906	$140,709	$33,869
Europe	69,792	35,745	3,303
Rest of the world	14,779	15,000	—
Net product revenues are attributed to regions based on ship-to location and Collaboration revenues are attributed to regions based on the location of the collaboration partner.
We recorded a $0.2 million loss, a $0.2 million loss and a $0.1 million gain relating to foreign exchange fluctuations for the years ended December 31, 2017, 2016 and 2015, respectively.
All of our long-lived assets are located in the U.S.

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)
The unaudited quarterly financial data for the last two fiscal years was as follows (in thousands, except per share data):

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
2017:
Total revenues	$120,072	$152,510	$99,008	$80,887
Gross profit (1)	$91,520	$91,758	$84,990	$65,674
Income from operations	$37,431	$81,180	$27,113	$20,186
Net income	$38,489	$81,382	$17,656	$16,700
Net income per share, basic	$0.13	$0.28	$0.06	$0.06
Net income per share, diluted	$0.12	$0.26	$0.06	$0.05
2016:
Total revenues	$77,581	$62,194	$36,252	$15,427
Gross profit (1)	$50,064	$40,287	$30,058	$8,414
Income (loss) from operations	$38,883	$7,264	$(25,136)	$(49,135)
Net income (loss)	$35,123	$(11,284)	$(34,838)	$(59,223)
Net income (loss) per share, basic	$0.12	$(0.04)	$(0.15)	$(0.26)
Net income (loss) per share, diluted	$0.12	$(0.04)	$(0.15)	$(0.26)
____________________

(1)	Gross profit is computed as Net product revenues less Cost of goods sold.
In December 2016 Genentech stated that it changed, both retroactively and prospectively, the manner in which it allocates promotional expenses of the COTELLIC plus Zelboraf combination therapy. As a result of Genentech’s decision to change its cost allocation approach, we were relieved of our obligation to pay $18.7 million of disputed costs that had been accrued by us as of September 30, 2016; we were also able to invoice Genentech for certain expenses, with interest, that we had previously paid. Accordingly, during the quarter ended December 31, 2016, we offset Selling, general and administrative expenses for a $23.1 million recovery of net losses which had been recorded from 2013 through September 30, 2016, which included $9.8 million of losses that we had recognized and recorded during the three quarters ended September 30, 2016.

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
As of the end of our 2017 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the original Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 29, 2017 was effective. There were no material weaknesses in internal control over financial reporting identified by management.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Exelixis, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Exelixis, Inc.’s internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Exelixis, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2017 and December 30, 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three fiscal years in the period ended December 29, 2017, and the related notes and our report dated February 26, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Redwood City, California
February 26, 2018

Item 9B. Other Information
Not applicable
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item relating to our directors and nominees, including information with respect to our audit committee, audit committee financial experts and procedures by which stockholders may recommend nominees to our board of directors, is incorporated by reference to the section entitled “Proposal 1 – Election of Class I Directors” appearing in our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or SEC, within 120 days after December 29, 2017, which we refer to as our 2018 Proxy Statement. The information required by this item regarding our executive officers is incorporated by reference to the section entitled “Executive Officers” appearing in our 2018 Proxy Statement. The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our 2018 Proxy Statement.
Code of Ethics
We have adopted a Corporate Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Corporate Code of Conduct is posted on our website at www.exelixis.com under the caption “Investors & Media -- Corporate Governance - Corporate Governance Documents.”
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the sections entitled “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” appearing in our 2018 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in our 2018 Proxy Statement.

Equity Compensation Plan Information
The following table provides certain information about our common stock that may be issued upon the exercise of stock options and other rights under all of our existing equity compensation plans as of December 31, 2017, which consists of our 2000 Equity Incentive Plan, or the 2000 Plan, our 2000 Non-Employee Directors’ Stock Option Plan, or the Director Plan, our 2000 Employee Stock Purchase Plan, or the ESPP, our 2011 Equity Incentive Plan, or the 2011 Plan, our 2014 Equity Incentive Plan, or the 2014 Plan, our 2016 Inducement Award Plan, or the 2016 Plan, our 2017 Equity Incentive Plan, or the 2017 Plan, and our 401(k) Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by stockholders (1)	25,576,186	$5.73	(2)	25,381,045
Equity compensation plans not approved by stockholders (3)	395,250	$12.96	(4)	231,090
Total	25,971,436	$5.84		25,612,135
____________________

(1)
Equity plans approved by our shareholders are the 2000 Plan, the 2011 Plan, the 2014 Plan, the Director Plan, the 2017 Plan and the ESPP. As of December 31, 2017, a total of 5,052,500 shares of our common stock remained available for issuance under the ESPP, and up to a maximum of 437,237 shares of our common stock may be purchased in the current purchase period. The shares issuable pursuant to our ESPP are not included in the number of shares to be issued pursuant to rights outstanding or and the weighted-average exercise price of such rights as of December 29, 2017, as those numbers are not known.

(2)
The weighted-average exercise price takes into account the shares subject to outstanding restricted stock units, or RSUs, which have no exercise price. The weighted-average exercise price, excluding such outstanding RSUs, is $6.68.

(3)	Represents shares of our common stock issuable pursuant to the 2016 Plan and 401(k) Plan.

As of December 31, 2017, no shares of our common stock remained available for issuance under the 2016 Plan. In November 2016, the Board adopted the 2016 Plan pursuant to which we reserved 1,500,000 shares of our common stock for issuance under the 2016 Plan. The only persons eligible to receive grants of Awards under the 2016 Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1 - that is, generally, a person not previously an employee or director of Exelixis, or following a bona fide period of non-employment, as an inducement material to the individual's entering into employment with Exelixis. An “Award” is any right to receive Exelixis common stock pursuant to the 2016 Plan, consisting of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, or any other stock award.

We sponsor the 401(k) Plan whereby eligible employees may elect to contribute up to the lesser of 50% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) Plan permits us to make matching contributions on behalf of all participants. During the year ended December 31, 2017, we matched 100% of the first 3% of participant contributions into the 401(k) Plan in the form of our common stock.

(4)
The weighted-average exercise price takes into account the shares subject to outstanding RSUs, which have no exercise price. The weighted-average exercise price, excluding such outstanding RSUs, is $19.44.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Proposal 1 – Election of Class I Directors” appearing in our 2018 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the section entitled “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm” appearing in our 2018 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are being filed as part of this report:

(1)	The following financial statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8:

(2)	All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.

(3)	The following Exhibits are filed as part of this report.

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Certificate of Ownership and Merger Merging X-Ceptor Therapeutics, Inc. with and into Exelixis, Inc.	8-K	000-30235	3.2	10/15/2014
3.5	Certificate of Change of Registered Agent and/or Registered Office of Exelixis, Inc.	8-K	000-30235	3.1	10/15/2014
3.6	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011
4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	4/7/2000
10.1†	Form of Indemnity Agreement	S-1, as amended	333-96335	10.1	3/17/2000
10.2†	Exelixis, Inc. 2000 Equity Incentive Plan	10-Q	000-30235	10.1	5/3/2007
10.3†	Form of Stock Option Agreement under the Exelixis, Inc. 2000 Equity Incentive Plan (early exercise permissible)	10-Q	000-30235	10.2	11/8/2004
10.4†	Form of Stock Option Agreement under the Exelixis, Inc. 2000 Equity Incentive Plan (early exercise may be restricted)	8-K	000-30235	10.1	12/15/2004

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.5†	Exelixis, Inc. 2000 Non-Employee Directors’ Stock Option Plan	10-K	000-30235	10.6	2/20/2014
10.6†	Form of Stock Option Agreement under the Exelixis, Inc. 2000 Non-Employee Directors’ Stock Option Plan	10-K	000-30235	10.7	2/22/2011
10.7†	Exelixis, Inc. 2000 Employee Stock Purchase Plan	Schedule 14A	000-30235	A	4/13/2016
10.8†	Exelixis, Inc. 2011 Equity Incentive Plan	8-K	000-30235	10.1	5/24/2011
10.9†	Form of Stock Option Agreement under the Exelixis, Inc. 2011 Equity Incentive Plan	10-Q	000-30235	10.3	8/4/2011
10.10†	Form of Restricted Stock Unit Agreement under the Exelixis, Inc. 2011 Equity Incentive Plan	10-Q	000-30235	10.4	8/4/2011
10.11†	Exelixis, Inc. 2014 Equity Incentive Plan	8-K	000-30235	10.1	5/29/2014
10.12†	Form of Stock Option Agreement under the Exelixis, Inc. 2014 Equity Incentive Plan	10-Q	000-30235	10.2	7/31/2014
10.13†	Form of Stock Option Agreement (International) under the Exelixis, Inc. 2014 Equity Incentive Plan	10-Q	000-30235	10.3	7/31/2014
10.14†	Form of Stock Option Agreement (Non-Employee Director) under the Exelixis, Inc. 2014 Equity Incentive Plan	10-Q	000-30235	10.4	7/31/2014
10.15†	Form of Restricted Stock Unit Agreement under the Exelixis, Inc. 2014 Equity Incentive Plan	10-Q	000-30235	10.5	7/31/2014
10.16†	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the Exelixis, Inc. 2014 Equity Incentive Plan	8-K	000-30235	10.1	10/16/2014
10.17†	Exelixis, Inc. 2016 Inducement Award Plan	8-K	000-30235	10.1	11/22/2016
10.18†	Form of Stock Option Agreement under the 2016 Inducement Award Plan	8-K	000-30235	10.2	11/22/2016
10.19†	Form of Restricted Stock Unit Agreement under the 2016 Inducement Award Plan	8-K	000-30235	10.2	11/22/2016
10.20†	Exelixis, Inc. 2017 Equity Incentive Plan					X
10.21†	Form of Stock Option Agreement under the Exelixis, Inc. 2017 Equity Incentive Plan					X
10.22†	Form of Stock Option Agreement (Non-Employee Director) under the Exelixis, Inc. 2017 Equity Incentive Plan					X
10.23†	Form of Restricted Stock Unit Agreement under the Exelixis, Inc. 2017 Equity Incentive Plan					X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.24†	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the Exelixis, Inc. 2017 Equity Incentive Plan					X
10.25†	Non-Employee Director Equity Compensation Policy					X
10.26†	Offer Letter Agreement, dated February 3, 2000, between Exelixis, Inc. and Michael Morrissey, Ph.D.	10-Q	000-30235	10.43	8/5/2004
10.27†	Offer Letter Agreement, dated June 30, 2015, between Exelixis, Inc. and Christopher Senner	10-Q	000-30235	10.5	11/10/2015
10.28†	Offer Letter Agreement, dated June 20, 2006, between Exelixis, Inc. and Gisela M. Schwab, M.D.	8-K	000-30235	10.1	6/26/2006
10.29†	Offer Letter Agreement, dated February 10, 2014, between Exelixis, Inc. and Jeffrey J. Hessekiel.	10-Q	000-30235	10.4	5/1/2014
10.30†	Offer Letter Agreement, dated August 11, 2000, between Exelixis, Inc. and Peter Lamb.	10-K	000-30235	10.24	2/29/2016
10.31†	Offer Letter Agreement, dated August 19, 2010, between Exelixis, Inc. and Patrick J. Haley	10-K	000-30235	10.26	2/27/2017
10.32†	Resignation Agreement dated July 22, 2010, by and between Exelixis, Inc. and George A. Scangos	10-Q	000-30235	10.1	11/4/2010
10.33†	Compensation Information for Named Executive Officers (2017 Bonus Payments and 2018 Base Salaries and Target Bonus Percentages)	8-K	000-30235	Item 5.02 disclosure	2/16/2018
10.34†	Annual Cash Bonus Compensation Plan for Executives	8-K	000-30235	10.1	2/16/2018
10.35†	Cash Compensation Information for Non-Employee Directors.					X
10.36†	Exelixis, Inc. Change in Control and Severance Benefit Plan, as amended and restated.	10-Q	000-30235	10.4	11/1/2017
10.37	Lease Agreement, dated May 27, 2005, between Exelixis, Inc. and Britannia Pointe Grand Limited Partnership.	8-K	000-30235	10.1	5/27/2005
10.38	Lease Agreement dated May 2, 2017, between Ascentris 105, LLC and Exelixis, Inc.	10-Q	000-30235	10.1	8/2/2017
10.39	First Amendment to Lease Agreement dated October 16, 2017 to Lease Agreement dated May 2, 2017 between Ascentris 105, LLC and Exelixis, Inc.					X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.40*	Cooperative Research and Development Agreement for Extramural-PHS Clinical Research by and between The U.S. Department of Health and Human Services, as represented by National Cancer Institute, an Institute, Center, or Division of the National Institutes of Health and Exelixis, Inc. dated October 5, 2011	10-K	000-30235	10.45	2/27/2017
10.41	Amendment #1 dated April 16, 2013, to Cooperative Research and Development Agreement for Extramural-PHS Clinical Research by and between The U.S. Department of Health and Human Services, as represented by National Cancer Institute, an Institute, Center, or Division of the National Institutes of Health and Exelixis, Inc. dated October 5, 2011	10-K	000-30235	10.46	2/27/2017
10.42	Amendment #2 dated July 18, 2016, to Cooperative Research and Development Agreement for Extramural-PHS Clinical Research by and between The U.S. Department of Health and Human Services, as represented by National Cancer Institute, an Institute, Center, or Division of the National Institutes of Health and Exelixis, Inc. dated October 5, 2011	10-K	000-30235	10.47	2/27/2017
10.43*	Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q/A	000-30235	10.3	9/30/2016
10.44*	First Amendment dated December 20, 2016, to the Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-K	000-30235	10.49	2/27/2017
10.45*	Second Amendment dated September 14, 2017, to the Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q	000-30235	10.2	11/1/2017
10.46**	Third Amendment dated October 26, 2017, to the Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS					X
10.47*	Supply Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q/A	000-30235	10.4	9/30/2016

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.48**	First Amendment dated October 26, 2017, to the Supply Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS					X
10.49*	Collaboration Agreement dated December 22, 2006, by and between Exelixis, Inc. and Genentech, Inc.	10-K	000-30235	10.51	2/27/2017
10.50*	First Amendment, dated March 13, 2008, to the Collaboration Agreement dated December 22, 2006, by and between Exelixis, Inc. and Genentech, Inc.	10-K	000-30235	10.52	2/27/2017
10.51	Second Amendment, dated April 30, 2010, to the Collaboration Agreement dated December 22, 2006, by and between Exelixis, Inc. and Genentech, Inc.	10-Q	000-30235	10.5	8/5/2010
10.52*	Third Amendment, dated July 19, 2017, to the Collaboration Agreement dated December 22, 2006, by and between Exelixis, Inc. and Genentech, Inc.	10-Q	000-30235	10.5	8/2/2017
10.53*	Collaboration and License Agreement dated January 30, 2017, by and between Exelixis, Inc. and Takeda Pharmaceutical Company Limited	10-Q/A	000-30235	10.1	7/14/2017
10.54*	Clinical Trial Collaboration Agreement dated February 24, 2017, by and between Exelixis, Inc. and Bristol-Meyers Squibb Company	10-Q	000-30235	10.2	5/1/2017
10.55*	Supplement to the Clinical Trial Collaboration Agreement dated February 24, 2017, by and among Exelixis, Inc., Bristol-Meyers Squibb Company and Ipsen Pharma SAS	10-Q	000-30235	10.3	5/1/2017
12.1	Statement Re Computation of Earnings to Fixed Charges					X
21.1	Subsidiaries of Exelixis, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained on signature page)					X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Management contract or compensatory plan.
*	Confidential treatment granted for certain portions of this exhibit.
**	Confidential treatment requested for certain portions of this exhibit.
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

EXELIXIS, INC.

February 26, 2018	By:	/s/ MICHAEL M. MORRISSEY
Date		Michael M. Morrissey, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints MICHAEL M. MORRISSEY, CHRISTOPHER J. SENNER and JEFFREY J. HESSEKIEL and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL M. MORRISSEY	Director, President and Chief Executive Officer	February 26, 2018
Michael M. Morrissey, Ph.D.	(Principal Executive Officer)

/s/ CHRISTOPHER J. SENNER	Executive Vice President and Chief Financial Officer	February 26, 2018
Christopher J. Senner	(Principal Financial and Accounting Officer)

/s/ STELIOS PAPADOPOULOS	Chairman of the Board	February 26, 2018
Stelios Papadopoulos, Ph.D.

/s/ CHARLES COHEN	Director	February 26, 2018
Charles Cohen, Ph.D.

/s/ CARL B. FELDBAUM	Director	February 26, 2018
Carl B. Feldbaum, Esq.

/s/ ALAN M. GARBER	Director	February 26, 2018
Alan M. Garber, M.D., Ph.D.

Signatures	Title	Date

/s/ VINCENT T. MARCHESI	Director	February 26, 2018
Vincent T. Marchesi, M.D., Ph.D.

/s/ GEORGE POSTE	Director	February 26, 2018
George Poste, D.V.M., Ph.D.

/s/ GEORGE A. SCANGOS	Director	February 26, 2018
George A. Scangos, Ph.D.

/s/ JULIE A. SMITH	Director	February 26, 2018
Julie A. Smith

/s/ LANCE WILLSEY	Director	February 26, 2018
Lance Willsey, M.D.

/s/ JACK L. WYSZOMIERSKI	Director	February 26, 2018
Jack L. Wyszomierski